Form 10-K
period 1994-01-02
KELLY SERVICES INC
filed 1994-03-14
CIK 55135

                         Index to Exhibits on page 26
                                      -1-

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

__x__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED) For the fiscal year ended January 2, 1994
                                      OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________________ to _____________________
Commission file number 0-1088

            _________________KELLY SERVICES, INC._________________
            (Exact Name of Registrant as specified in its Charter)

     ________Delaware________                   __________38-1510762________
     (State of Incorporation)                  (IRS Employer Identification
                                                  Number)

     ___999 West Big Beaver Road, Troy, Michigan___            ____48084___
        (Address of Principal Executive Office)                 (Zip Code)

             ___________________(810) 362-4444___________________
             (Registrant's Telephone Number, Including Area Code)

       Securities Registered Pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:


     Title of each class           Name of each exchange on which registered
       Class A Common                             NASDAQ/NMS
       Class B Common                             NASDAQ/NMS

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __x__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes __X__          No _____

The aggregate market value of the Class B common stock, par value $1.00, the only class of the registrant's securities with voting rights, held by non-affiliates of the registrant on March 1, 1994, based upon the last price on that date of $33.00 was $12,680,019, as reported by the Wall
Street Journal.

Registrant had 34,346,459 shares of Class A and 3,603,124 of Class B common stock, par value $1.00, outstanding as of March 1, 1994.

                      Documents Incorporated by Reference

The proxy statement of the registrant with respect to the 1994 Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated:  March 11, 1994

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     (a) General Development of Business. Registrant, a successor to the business established by William R. Kelly in 1946, was incorporated under the laws of Delaware on August 27, 1952. Throughout its existence, registrant has been engaged in the temporary help service business. During the last fiscal year, registrant continued to provide temporary help services and other staffing and human resources services to a diversified group of customers.

     (b) Financial Information about Industry Segments. Registrant operates in a single industry segment of providing temporary help services. The financial information concerning registrant is included in Item 8 in Part II of this filing.

     (c)  Narrative Description of Business.

          (i) Principal Services Rendered. Registrant, and its subsidiaries, which are service organizations, provide temporary office clerical, marketing, technical, light industrial, home care services to those who need help with their daily living needs and personal care, managed services, testing and training and other business services to a diversified group of customers through offices located in major cities of the United States, Australia, Canada, Mexico, England, France, Ireland, The Netherlands, Denmark, New Zealand, Norway, Scotland, and Wales. Although registrant operates in a single industry segment, these services are generally furnished under the name of Kelly Temporary Services, with the following specific services provided: office clerical, marketing, technical, semi-skilled light industrial, managed services, skills testing and computer-based training.
Staff leasing services are provided in California through Your Staff, a subsidiary of the registrant. Home care services to those who need help with their daily living needs and personal care are furnished under the name of Kelly Assisted Living Services, Inc., which is a wholly owned subsidiary of registrant. Registrant performs these services through its temporary employees by assigning them to work on the premises of registrant's customers.

     The temporary services furnished by registrant afford economies and flexibility in meeting uneven or peak work loads caused by such predictable factors as vacations, inventories, month-end activities, special projects or new promotions and such non-predictable factors as illnesses or emergencies. When work peaks occur which cannot be handled by the customer's normal staff, the customer can temporarily supplement regular personnel by the use of registrant's services. The cost and inconvenience to the customer of hiring additional employees, including advertising, interviewing, screening, testing and training are eliminated. Also, recordkeeping is simplified because the customer pays only one flat rate, based on hours of service furnished by registrant.

     Registrant serves a wide cross-section of customers from industry, commerce, the professions, government, and individuals. During recent years over 185,000 customers, including the largest industrial corporations in the world, have used registrant's services. There have been no significant changes in the services rendered or in the markets or methods of distribution since the beginning of registrant's fiscal year.

     Registrant operates through approximately 900 offices located in all 50 states, the District of Columbia, Puerto Rico, Australia, Mexico, Canada, England, France, Ireland, The Netherlands, Denmark, New Zealand, Norway, Scotland, and Wales. These offices may be classified as offices operated directly by registrant (or one of its wholly owned subsidiaries) and offices operated by licensees. Each office provides the services of one or more of the divisions or subsidiaries. Approximately ninety-nine percent of the offices are operated directly by registrant (or one of its wholly owned subsidiaries). The remaining offices are operated by 10 licensees.

     (ii) New Services. There are no new industry segments that the registrant is planning to enter or new service areas that will require a material investment of assets.

     (iii) Raw Materials. Registrant is involved in a service business and raw materials are nonexistent in the business.

     (iv) Service Marks. Registrant is the owner of several service marks, which are registered with the United States Patent and Trade Mark Office and in a number of foreign countries. The most significant mark is "Kelly Girl", which has indeterminable duration.

     (v) Seasonal Business Implications. Registrant's business is not seasonal.

     (vi) Working Capital. Registrant believes there are no unusual or special working capital requirements in the temporary help industry.

     (vii)  Customers.   The business of registrant and its subsidiaries is
not dependent upon either a single customer or a limited number of customers.

     (viii) Backlog. Backlog of orders is not material to the business of registrant.

     (ix) Government Contracts. Although registrant conducts business under various government contracts, that portion of registrant's business is not significant.

     (x) Competition. Registrant is one of the largest suppliers of temporary help services in the United States. Several companies which operate nationally offer services competitive to those provided by registrant, and a large number of organizations operating regionally or locally compete in varying degrees in different localities where registrant operates branch offices. The most significant competitive factors are price and service to customers in the form of timely, efficient and reliable temporary help.

     (xi) Research Activities. Registrant's expenditure for research and the number of people involved are not material.

     (xii) Environmental Matters. Registrant is involved in a service business and is not affected by federal, state and local provisions regulating the discharge of materials into the environment.

     (xiii) Employees. Registrant and subsidiaries employ on a full time basis approximately 800 persons at its headquarters in Troy, Michigan, and approximately 3,500 persons in branch offices operated directly by registrant. Registrant employed in the last fiscal year 630,000 men and women for temporary periods. As the employer, registrant is responsible for and pays Social Security taxes, workers' compensation, federal and state unemployment compensation taxes, liability insurance and other similar costs, and is responsible for payroll deductions of Social Security and income taxes. Although the work may be done in the office of the registrant's customer, registrant retains the right of control over its employees, including their assignment and reassignment.

     (d) Foreign Operations. Registrant operates in major cities in Australia, Canada, Mexico, England, France, Ireland, The Netherlands, Denmark, New Zealand, Norway, Scotland, and Wales; sales for these operations totalled $235,000,000 in 1993, $225,000,000 in 1992 and $189,000,000 in 1991; operating losses totalled $2,500,000 in 1993, $5,600,000 in 1992 and $4,100,000 in 1991.
Identifiable assets of these foreign operations were $70,900,000, $69,300,000 and $65,700,000 at the end of 1993, 1992 and 1991, respectively.

ITEM 2.  PROPERTIES.

     Registrant owns the premises in Troy, Michigan, from which its headquarters, subsidiaries and divisional offices are presently operated. Registrant purchased the original headquarters building in Troy, Michigan, in 1977 and has expanded operations into an adjacent building that was purchased in 1991. The combined floor space for the headquarters complex approximates 175,000 square feet. The buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. In addition, registrant owns vacant land in Troy and northern Oakland County, Michigan, for future expansion. Registrant's direct operated branches are conducted from premises which are leased. A majority of the leases are for fixed terms, from one to five years. Registrant owns virtually all office furniture and equipment used in its headquarters building and branch offices.


ITEM 3.  LEGAL PROCEEDINGS.

     The Internal Revenue Service (IRS) has proposed the imposition of an accumulated earnings tax totalling $49 million for 1988, 1989 and 1990 in connection with an audit of the Company's consolidated federal tax liability. The Company believes that there is no factual or legal basis for the imposition of any accumulated earnings tax and that the Company is fully justified in making provision to meet the needs of Kelly's expanding business operations. Moreover, tax counsel has advised that a substantial portion of the IRS proposal results from computational and clerical errors in the calculation of the tax. The Company is defending its position through the IRS appeal process and into the courts if necessary. In the opinion of the Company, the ultimate resolution of this issue will not materially affect its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders in the fourth quarter of 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Kelly Services' stock is traded over-the-counter in the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                    Per share amounts (in dollars)*
                         ----------------------------------------------------
                           First      Second     Third      Fourth
                          Quarter    Quarter    Quarter    Quarter     Year
                          -------    -------    -------    -------    -------

1993
- ----
Stock Prices
 Class A common
    High . . . . . . . .  $36 5/8    $32 5/8    $33 1/2    $29 1/2    $36 5/8
    Low  . . . . . . . .   30 5/8     24 1/4     23         22         22
 Class B common
    High . . . . . . . .   34 1/4     32 7/8     33         31         34 1/4
    Low  . . . . . . . .   31 5/8     27         27         27         27

Dividends. . . . . . . .     .152       .160       .160       .160       .632

1992
- ----
Stock Prices
 Class A common
    High . . . . . . . .   30 3/8     29 3/4     27 3/8     35         35
    Low  . . . . . . . .   22 1/4     22 3/4     22 1/4     26 1/4     22 1/4
 Class B common
    High . . . . . . . .   29 5/8     28         27 5/8     34 3/8     34 3/8
    Low  . . . . . . . .   24         26         24 3/8     25 5/8     24

Dividends. . . . . . . .     .144       .144       .144       .152       .584

* Adjusted for the 5-for-4 stock split of May, 1993.

The approximate number of holders of record of the Class A and Class B common stock, par value $1.00, of registrant were 1,323 and 320, respectively, as of March 1, 1994.

                                      -6-

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes selected financial information of Kelly
Services, Inc. and its subsidiaries for each of the six fiscal years ended
January 2, 1994. This table should be read in conjunction with other financial information of the registrant including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements included elsewhere herein.

(In millions except                          (1)
per share amounts)             1993      1992      1991      1990      1989      1988
- -------------------            ----      ----      ----      ----      ----      ----
                 (2)
Sales of services . . . .    $1,954.5  $1,712.7  $1,424.3  $1,456.3  $1,364.9  $1,262.1
Earnings before taxes . .        70.9      61.0      60.2     113.0     112.9      99.3
Net earnings. . . . . . .        44.6      39.2      38.6      71.2      70.8      60.3

              (3)
Per share data   :
  Earnings  . . . . . . .    $   1.18  $   1.04  $   1.03  $   1.89  $   1.89  $   1.61
  Dividends . . . . . . .
    Class A common. . . .         .63       .58       .57       .53       .46       .38
    Class B common. . . .         .63       .58       .57       .53       .46       .38

Working capital . . . . .    $  291.2  $  279.8  $  287.0  $  287.2  $  243.4  $  195.7
Total assets. . . . . . .       542.1     496.1     479.4     443.8     394.3     326.4

(1) Fiscal year included 53 weeks.
(2) Sales of services has been adjusted to exclude interest income.
(3) Adjusted for the 5-for-4 stock split of May, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

1993 versus 1992

     Sales of services reached a record level of nearly $2 billion in 1993, an increase of 14% over sales of $1.7 billion in 1992 (a 53-week year).
Excluding the 53rd week from the previous year, the 1993 sales were 16% over 1992. This improvement was attributable principally to increases in domestic sales volume. International sales also reflected a strong increase; however, the strengthening of the U.S. dollar moderated those results.

     Cost of services, representing payroll and related taxes and benefits for temporary employees, increased 15% over 1992. Strong sales volume and increases in pay rates and payroll taxes accounted for this change. Competitive pressures during 1993 were reflected in margins as gross profit rates declined from 19.9% in 1992 to 19.5% in 1993. The trend in margins during the last half of 1993 was positive, however.

     Selling, general and administrative expenses rose 10% during 1993. As a percent of sales, administrative expenses declined from 16.9% to 16.2% in 1993, the lowest rate in the Company's history. Branch automation has proven to be an effective tool in achieving this productivity.

     Earnings from operations this year totalled $63.9 million, an increase of 25% over 1992. The 1993 results, after restating the 1992 results to exclude the 53rd week, were 31% over last year.

     Interest income for 1993 was $7 million, down 29% from the 1992 level of $9.8 million. The combination of a smaller investment portfolio and a reduction in the interest rates accounted for the decline in interest income during the year.

     Earnings before taxes were $70.9 million, an increase of 16%. Pretax margins were 3.6% for both 1993 and 1992. Income taxes increased 21% over 1992, with an effective tax rate of 37.1%, compared to a 35.7% rate in 1992. The current year tax rate rose as a result of the federal statutory rate increase and a reduction in tax exempt interest income.

     Net earnings were $44.6 million for 1993, 14% above the 1992 results of $39.2 million. The rate of return on sales was 2.3% in both years. Earnings per share were $1.18 in 1993 and $1.04 in 1992. The 53rd week added $.04 to earnings per share in 1992. The per share amounts have been adjusted for the five-for-four stock split in 1993.

1992 versus 1991

     Sales of services increased 20% in 1992, reflecting improved business conditions. Cost of services increased 23% in 1992, reflecting greater sales volume and increases in pay rates and benefits. Competitive market pressures precluded these additional costs from being fully recovered by price increases. As a result, gross profit margins were 1.8 percentage points below the previous year. Selling, general and administrative expenses rose 10% in 1992. Expenses as a percentage of sales were 16.9% in 1992, compared to 18.4% in 1991. Interest income for 1992 totaled $9.8 million, down 28% from 1991 results. Lower interest rates, along with a decline in funds available for investment, accounted for the reduction in interest income.

     Earnings before taxes were $61 million, an increase of 1.3% over 1991. Pretax margins were 3.6% in 1992 and 4.2% in 1991. The effective income tax rate on pretax earnings was 35.7%, compared to 35.9% in 1991.

     Net earnings were $39.2 million in 1992, an increase of 1.6% over 1991 earnings of $38.6 million. Earnings per common share were $1.04 in 1992 versus $1.03 per share in 1991. The per share amounts have been adjusted for the five-for-four stock split in 1993.

Liquidity and Capital Resources

     Cash flow from operations for 1993 was $44.9 million. Funds were used for additional working capital needs, cash dividends, the purchase of capital equipment and investments in acquisitions and other business expansion. Cash provided from operations totaled $12.2 million in 1992 and $58.5 million in 1991. The Company has used most of these funds in its operations and payments of dividends.

     The Company's working capital of $291 million increased 4% during the year, after a 2.5% decline in 1992 and no change in 1991. The current ratios were 2.9, 3.2 and 3.3 in 1993, 1992 and 1991, respectively.

     Stockholders' equity grew 5% in 1993, which was higher than the 3% increase reported in 1992 and equal to the 5% increase of 1991. The return on average stockholders' equity was 11.8% this year, an improvement over the previous two years' rates of 10.9% in 1992 and 11.1% in 1991. A five-for-four stock split was approved by the Board of Directors in May, 1993. Equity per share at year-end was $10.23 at 1993, $9.74 at 1992 and $9.43 at 1991.
Dividends per share over the past three years were $.63 in 1993, $.58 in 1992 and $.57 in 1991. The Company believes that its strong financial position, including the absence of any long-term debt, will allow it to meet new capital requirements as well as to aggressively pursue growth opportunities.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are set in the accompanying index on page 13 of this filing and are presented in pages 14-25.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

     None.

                                   PART III

     Information required by Part III with respect to Directors and Executive Officers of the registrant, except as set forth under the title "Executive Officers of the Registrant" which is included on page 9, (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), and Certain Relationships and Related Transactions (Item
13) is to be included in a definitive proxy statement filed by the registrant not later than 120 days after the close of its fiscal year and such proxy statement, when filed, is incorporated herein by reference.

                                                -9-

ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------
                                                 Served as an           Business Experience
      Name/Office                Age          Officer Since (2)         During Last 5 Years
- ------------------------   ----------------   -----------------   --------------------------------
William R. Kelly                 88                  1952         Served as officer of registrant.
Chairman of the Board

Terence E. Adderley (1)          60                  1961         Served as officer of registrant.
President

Robert G. Barranco               53                               Served as officer of operating
Senior Vice President                                             division since March, 1991.
and General Manager,                                              Prior thereto, served as
Kelly Temporary                                                   officer of registrant.
Services Division

Donald A. Bobo                   52                               Served as officer of operating
Senior Vice President                                             division since April, 1992.
and General Manager,                                              Prior thereto, served as Vice
Kelly Temporary                                                   President of Staff Services at
Services Division                                                 John Labatt Foods.

Carolyn R. Fryar                 51                               Served as officer of operating
Senior Vice President                                             division.
and General Manager,
Kelly Temporary
Services Division

Eugene L. Hartwig                60                  1990         Served as officer of registrant
Senior Vice President,                                            since March, 1990.  Prior
General Counsel and                                               thereto, served as of counsel
Secretary                                                         with Butzel Long.

Joanne E. Start                  49                  1989         Served as officer of registrant.
Senior Vice President

Robert F. Stoner                 60                  1969         Served as officer of registrant.
Senior Vice President

Robert E. Thompson               51                  1982         Served as officer of registrant.
Senior Vice President



ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------
(continued)
                                                 Served as an           Business Experience
      Name/Officer               Age          Officer Since (2)         During Last 5 Years
- ------------------------   ---------------    -----------------   --------------------------------
Noel S. Wheeler                  53                               Served as officer of operating
Senior Vice President                                             division since January, 1991.
and Managing Director,                                            Prior thereto, served as an
Kelly Temporary                                                   officer of registrant.
Services Division
(International)

(1)  Mr. Adderley is Mr. William R. Kelly's son.
(2)  Each officer serves continuously until removed by the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

  1.  Financial statements -

      Report of Independent Accountants

      Balance Sheets at January 2, 1994, January 3, 1993 and
        December 29, 1991

      Statements of Earnings for the three fiscal years ended
        January 2, 1994

      Statements of Cash Flows for the three fiscal years ended
        January 2, 1994

      Statements of Stockholders' Equity for the three fiscal years ended
        January 2, 1994

      Notes to Financial Statements

  2.  Financial Statement Schedules -

      As of January 2, 1994:

        I - Marketable Securities -- Other Investments

      For the three fiscal years ended January 2, 1994:

        VIII - Valuation Reserves

  3. The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 26 which is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at January 2, 1994.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The Index to Exhibits and required Exhibits are included following the Financial Statement Schedules beginning at page 26 of this filing.

(d) The Index to Financial Statements and Supplemental Schedules are included following the signatures beginning at page 13 of this filing.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 11, 1994              KELLY SERVICES, INC.
                                        Registrant

                                   By  /s/ R. F. Stoner
                                       ---------------------------------------
                                           R. F. Stoner
                                           Senior Vice President and
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 11, 1994                   *  W. R. Kelly
                                       --------------------------------------
                                           W. R. Kelly
                                           Chairman of the Board

Date:  March 11, 1994                   *  T. E. Adderley
                                       --------------------------------------
                                           T. E. Adderley
                                           President, Chief Executive Officer
                                             and Director
                                           (Principal Executive Officer)

Date:  March 11, 1994                   *  C. V. Fricke
                                       --------------------------------------
                                           C. V. Fricke
                                           Director

Date:  March 11, 1994                   *  H. E. Guenther
                                       --------------------------------------
                                           H. E. Guenther
                                           Director

Date:  March 11, 1994                   *  V. G. Istock
                                       --------------------------------------
                                           V. G. Istock
                                           Director

Date:  March 11, 1994                  /s/ R. F. Stoner
                                       --------------------------------------
                                           R. F. Stoner
                                           Senior Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

Date:  March 11, 1994             *By  /s/ R. F. Stoner
                                       --------------------------------------
                                           R. F. Stoner
                                           Attorney-in-Fact

                       INDEX TO FINANCIAL STATEMENTS AND
                            SUPPLEMENTAL SCHEDULES

                     Kelly Services, Inc. and Subsidiaries



                                                            Page Reference
                                                             in Report on
                                                               Form 10-K
                                                            --------------

Report of Independent Accountants                                  14

Balance Sheets at January 2, 1994, January 3, 1993
  and December 29, 1991                                            15

Statements of Earnings for the three fiscal years ended
  January 2, 1994                                                  16

Statements of Cash Flows for the three fiscal years ended
  January 2, 1994                                                  17

Statements of Stockholders' Equity for the three fiscal
  years ended January 2, 1994                                      18

Notes to Financial Statements                                   19 - 23


Financial Statement Schedules -

  Schedule I    - Marketable Securities--
                    Other Investments                              24

  Schedule VIII - Valuation Reserves                               25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Kelly Services, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 2, 1994, January 3, 1993 and December 29, 1991, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse
- --------------------
Price Waterhouse
Detroit, Michigan
February 3, 1994

                                         -15-

                                    BALANCE SHEETS
                        Kelly Services, Inc. and Subsidiaries
                                                     1993         1992         1991
                                                  ----------   ----------   ----------
                                                      (In thousands of dollars)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . .    $  36,020    $  29,700    $  41,283
  Short-term investments . . . . . . . . . . .      144,988      154,602      186,173
  Accounts receivable, less allowances of
    $4,735, $3,775 and $3,180, respectively. .      248,161      209,045      170,819
  Prepaid expenses and other current assets. .       17,881       15,225       13,195
                                                  ----------   ----------   ----------
       Total current assets. . . . . . . . . .      447,050      408,572      411,470

Property and Equipment
  Land and buildings . . . . . . . . . . . . .       29,882       23,794       20,899
  Equipment, furniture and leasehold
    improvements . . . . . . . . . . . . . . .       82,227       83,475       59,822
  Accumulated depreciation . . . . . . . . . .      (43,827)     (37,920)     (29,221)
                                                  ----------   ----------   ----------
       Total property and equipment. . . . . .       68,282       69,349       51,500


Other Assets . . . . . . . . . . . . . . . . .       26,768       18,154       16,433
                                                  ----------   ----------   ----------
Total Assets . . . . . . . . . . . . . . . . .    $ 542,100    $ 496,075    $ 479,403
                                                  ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable . . . . . . . . . . . . . .    $  24,621    $  13,100    $  24,017
  Payroll and related taxes  . . . . . . . . .       68,451       53,986       43,082
  Accrued insurance. . . . . . . . . . . . . .       51,841       48,855       48,250
  Income and other taxes . . . . . . . . . . .       10,968       12,875        9,097
                                                  ----------   ----------   ----------
       Total current liabilities . . . . . . .      155,881      128,816      124,446

Stockholders' Equity
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,507
      in 1993, 29,195 in 1992 and 29,187
      in 1991  . . . . . . . . . . . . . . . .       36,507       29,195       29,187
    Class B common stock, shares issued 3,609
      in 1993, 2,898 in 1992 and 2,906
      in 1991  . . . . . . . . . . . . . . . .        3,609        2,898        2,906
  Treasury stock, at cost
    Class A common stock, 2,361 shares in
      1993, 1,928 in 1992 and 1,994 in 1991. .       (6,702)      (6,736)      (6,462)
  Paid-in capital. . . . . . . . . . . . . . .          679        3,629        1,821
  Earnings invested in the business. . . . . .      352,126      338,273      327,505
                                                  ----------   ----------   ----------
       Total stockholders' equity. . . . . . .      386,219      367,259      354,957
                                                  ----------   ----------   ----------
Total Liabilities and Stockholders' Equity . .    $ 542,100    $ 496,075    $ 479,403
                                                  ==========   ==========   ==========

See accompanying Notes to Financial Statements.

                                               -16-

                                      STATEMENTS OF EARNINGS
                              Kelly Services, Inc. and Subsidiaries
                                                                            (1)
                                                        1993            1992            1991
                                                    -------------   -------------   -------------
                                                  (In thousands of dollars except per share items)
Sales of services. . . . . . . . . . . . . . . .     $ 1,954,534     $ 1,712,726     $ 1,424,309

Cost of services . . . . . . . . . . . . . . . .       1,573,797       1,372,387       1,115,635
                                                     ------------    ------------    ------------
Gross profit . . . . . . . . . . . . . . . . . .         380,737         340,339         308,674

Selling, general and administrative expenses . .         316,838         289,114         262,000
                                                     ------------    ------------    ------------
Earnings from operations . . . . . . . . . . . .          63,899          51,225          46,674

Interest income  . . . . . . . . . . . . . . . .           6,960           9,800          13,575
                                                     ------------    ------------    ------------
Earnings before income taxes . . . . . . . . . .          70,859          61,025          60,249

Income taxes:
  Federal  . . . . . . . . . . . . . . . . . . .          20,595          16,840          16,605
  State and other  . . . . . . . . . . . . . . .           5,705           4,960           5,025
                                                     ------------    ------------    ------------
Total income taxes . . . . . . . . . . . . . . .          26,300          21,800          21,630
                                                     ------------    ------------    ------------
Net earnings . . . . . . . . . . . . . . . . . .     $    44,559     $    39,225     $    38,619
                                                     ============    ============    ============

Earnings per share . . . . . . . . . . . . . . .           $1.18           $1.04           $1.03

Dividends per share  . . . . . . . . . . . . . .           $ .63           $ .58           $ .57

Average shares outstanding (thousands) . . . . .          37,728          37,668          37,616

See accompanying Notes to Financial Statements.
(1) Fiscal year included 53 weeks.

                                            -17-

                                  STATEMENTS OF CASH FLOWS
                            Kelly Services, Inc. and Subsidiaries

                                                                           (1)
                                                        1993           1992           1991
                                                     ---------      ---------      ---------
                                                           (In thousands of dollars)
Cash flows from operating activities
  Net earnings . . . . . . . . . . . . . . . . . .   $ 44,559       $ 39,225       $ 38,619
  Noncash adjustments:
    Depreciation . . . . . . . . . . . . . . . . .     16,614         13,977          9,805
    Changes in certain working capital components.    (16,300)       (41,023)        10,066
                                                     ---------      ---------      ---------
      Net cash from operating activities . . . . .     44,873         12,179         58,490


Cash flows from investing activities
  Capital expenditures . . . . . . . . . . . . . .    (16,056)       (32,449)       (23,509)
  Short-term investments . . . . . . . . . . . . .      9,614         31,571        (65,422)
  Increase in other assets . . . . . . . . . . . .     (9,296)        (2,419)        (3,620)
                                                     ---------      ---------      ---------
      Net cash from investing activities . . . . .    (15,738)        (3,297)       (92,551)


Cash flows from financing activities
  Dividend payments. . . . . . . . . . . . . . . .    (23,846)       (21,999)       (21,666)
  Exercise of stock options. . . . . . . . . . . .      1,049          1,617            474
  Fractional shares paid . . . . . . . . . . . . .        (18)           --             --
  Purchase of treasury stock . . . . . . . . . . .         --            (83)          (101)
                                                     ---------      ---------      ---------
      Net cash from financing activities . . . . .    (22,815)       (20,465)       (21,293)


Net change in cash and equivalents . . . . . . . .      6,320        (11,583)       (55,354)
Cash and equivalents at beginning of year. . . . .     29,700         41,283         96,637
                                                     ---------      ---------      ---------

Cash and equivalents at end of year. . . . . . . .   $ 36,020       $ 29,700       $ 41,283
                                                     =========      =========      =========

See accompanying Notes to Financial Statements.
(1) Fiscal year included 53 weeks.

                                            -18-

                             STATEMENTS OF STOCKHOLDERS' EQUITY
                            Kelly Services, Inc. and Subsidiaries

                                                                           (1)
                                                        1993           1992           1991
                                                     ----------     ----------     ----------
                                                           (In thousands of dollars)
Capital Stock
  Class A common stock
    Balance at beginning of year . . . . . . . .      $ 29,195       $ 29,187       $ 29,176
    Five-for-four stock split. . . . . . . . . .         7,301            --             --
    Conversions from Class B . . . . . . . . . .            11              8             11
                                                      ---------      ---------      ---------
    Balance at end of year . . . . . . . . . . .        36,507         29,195         29,187

  Class B common stock
    Balance at beginning of year . . . . . . . .         2,898          2,906          2,917
    Five-for-four stock split. . . . . . . . . .           722            --             --
    Conversions to Class A . . . . . . . . . . .           (11)            (8)           (11)
                                                      ---------      ---------      ---------
    Balance at end of year . . . . . . . . . . .         3,609          2,898          2,906

Treasury Stock
    Balance at beginning of year . . . . . . . .        (6,736)        (6,462)        (6,321)
    Exercise of stock options. . . . . . . . . .            34           (191)           (40)
    Purchase of treasury stock . . . . . . . . .            --            (83)          (101)
                                                      ---------      ---------      ---------
    Balance at end of year . . . . . . . . . . .        (6,702)        (6,736)        (6,462)

Paid-in Capital
    Balance at beginning of year . . . . . . . .         3,629          1,821          1,307
    Five-for-four stock split. . . . . . . . . .        (3,965)           --             --
    Exercise of stock options. . . . . . . . . .         1,015          1,808            514
                                                      ---------      ---------      ---------
    Balance at end of year . . . . . . . . . . .           679          3,629          1,821

Earnings Invested in the Business
    Balance at beginning of year . . . . . . . .       338,273        327,505        310,748
    Net earnings . . . . . . . . . . . . . . . .        44,559         39,225         38,619
    Cash dividends . . . . . . . . . . . . . . .       (23,846)       (21,999)       (21,666)
    Five-for-four stock split. . . . . . . . . .        (4,058)           --             --
    Fractional shares paid . . . . . . . . . . .           (18)           --             --
    Equity adjustment for foreign currency
      translation; cumulative charge of
      $6,513 in 1993 and $3,729 in 1992;
      credit of $2,729 in 1991 . . . . . . . . .        (2,784)        (6,458)          (196)
                                                      ---------      ---------      ---------
    Balance at end of year . . . . . . . . . . .       352,126        338,273        327,505

Stockholders' Equity at end of year. . . . . . .      $386,219       $367,259       $354,957
                                                      =========      =========      =========

See accompanying Notes to Financial Statements.
(1) Fiscal year included 53 weeks.

                         NOTES TO FINANCIAL STATEMENTS
                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's fiscal year ends on the Sunday nearest to December 31. The three most recent years ended at January 2, 1994 (1993), January 3, 1993
(1992) and December 29, 1991. The current fiscal year is a 52-week period, while 1992 was a 53-week period and 1991 included 52 weeks.

     The Company operates in the single industry segment of providing temporary help services to a diversified group of customers.

     The financial statements consolidate the accounts and operations of the Company and its subsidiaries, all of which are wholly owned, after elimination of all intercompany accounts and transactions. The accounts of the Company's international operations are translated at appropriate rates of exchange. The Company's international operations are conducted in Canada, Europe, Australia, New Zealand and Mexico. Sales for these operations totalled $235,000 in 1993, $225,000 in 1992 and $189,000 in 1991; operating losses totalled $2,500 in 1993, $5,600 in 1992, and $4,100 in 1991. Identifiable assets are $70,900,
$69,300 and $65,700 at the end of 1993, 1992 and 1991, respectively.

     Cash and equivalents include highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments include debt instruments having an original maturity of more than three months and are stated at cost and accrued interest, which approximates market.

     Properties are stated at cost and include expenditures for additions and major improvements. Fully depreciated assets are eliminated from the accounts. For financial reporting purposes, assets are depreciated over their estimated useful lives, principally by the straight-line method.

     Earnings per share are based on the average number of Class A and Class B common shares outstanding during the year. All per share and share data in the accompanying financial statements and notes have been restated to give effect to stock splits.

     Certain prior year amounts have been reclassified to conform with the current presentation.


OTHER ASSETS

     Other assets include $17,900, $12,100 and $12,700 of intangible assets at January 2, 1994, January 3, 1993 and December 29, 1991, respectively, representing primarily the cost over net assets of businesses acquired. These intangible assets are being amortized over periods not exceeding 40 years. Other balances in this account include deposits and cash values of company owned life insurances.

                         NOTES TO FINANCIAL STATEMENTS
          (In thousands of dollars except share and per share items)
                                  (continued)


CAPITALIZATION AND STOCK SPLITS

     The authorized capital stock of the Company is 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. Class A shares have no voting rights and are not convertible. Class B shares have voting rights and are convertible into Class A shares on a share-for-share basis at any time. Both classes of stock have identical rights in the event of liquidation.

     In May 1993, the Board of Directors declared a five-for-four split of the Class A and Class B common stock. At the same time the Board increased the number of authorized Class A shares to 100,000,000, from 50,000,000.


RETIREMENT BENEFITS

     The Company provides a qualified defined contribution plan covering substantially all full-time employees, excepting officers and certain other management employees. Upon approval by the Board of Directors, a contribution based on eligible wages is funded annually. The plan offers a savings feature and Company matching contributions. Assets of this plan are held in trust for the sole benefit of employees.

     For officers and certain other management employees, the Company provides a nonqualified defined contribution plan. Upon approval by the Board of Directors, a contribution based on eligible wages is set aside annually. This plan also includes provisions for salary deferrals and Company matching contributions.

     The cost of retirement benefits totalled $3,430 in 1993, $3,365 in 1992 and $3,092 in 1991.


LEASE COMMITMENTS

     The Company conducts its field operations primarily in leased facilities. The following are future minimum lease commitments for the five-year period commencing 1994: $23,800, $17,700, $12,100, $8,100 and $5,300. Lease
expenses for the fiscal years 1993, 1992, and 1991 were $24,900, $24,400 and $24,400, respectively.

                         NOTES TO FINANCIAL STATEMENTS
          (In thousands of dollars except share and per share items)
                                  (continued)


PERFORMANCE INCENTIVE PLAN

     In May 1992, the stockholders approved the Performance Incentive Plan (the "Plan") to replace the Incentive Stock Option Plan which expired earlier that year. Under the Plan, stock options (both incentive and nonqualified), Stock Appreciation Rights (SARs), restricted awards, and performance awards may be granted to key employees, utilizing the Company's Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term to exceed 10 years.

     The Plan provides that the maximum number of shares available for grants is 5 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding 5 years.

     As of January 2, 1994, no SARs, restricted awards, or performance awards have been granted under the Plan.

The combined 1993 activity under the two plans identified above is as follows:

                                           Number of           Exercise
                                            Class A           Price Range
            Option Activity                 Shares             Per Share
     -----------------------------         ---------        ---------------

     Outstanding at beginning
       of year . . . . . . . . . .          158,040         $21.60 - $33.80
     Granted . . . . . . . . . . .          367,271         $24.75 - $33.60
     Exercised . . . . . . . . . .          (53,653)        $21.60 - $22.60
     Cancelled . . . . . . . . . .          (16,300)        $21.60 - $29.20
                                            --------
     Outstanding at end of year. .          455,358         $21.92 - $33.80
                                            ========

     At the end of 1993, there were 1,319,609 shares available for future grants.

                         NOTES TO FINANCIAL STATEMENTS
          (In thousands of dollars except share and per share items)
                                  (continued)


INCOME TAXES

     In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Previously the Company used SFAS 96. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material.

     The following summarizes the differences between income taxes for financial reporting purposes and the United States statutory tax rate for the years 1993, 1992 and 1991.

                                                 1993      1992      1991
                                                 ----      ----      ----

     Statutory rate . . . . . . . . . . . .      35.0%     34.0%     34.0%
     State and local taxes, net of
       federal benefit. . . . . . . . . . .       5.2       5.4       5.5
     Tax exempt income and other tax
       credits. . . . . . . . . . . . . . .      (2.6)     (4.1)     (4.2)
     Other. . . . . . . . . . . . . . . . .      (0.5)      0.4       0.6
                                                 -----     -----     -----

     Effective tax rate . . . . . . . . . .      37.1%     35.7%     35.9%
                                                 =====     =====     =====

     Deferred taxes are provided for the effect of temporary differences between financial and tax reporting. These differences are related principally to depreciation, benefit plan expenses and provision for workers compensation claims.

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law. The Act increased the U.S. corporate statutory tax rate from 34% to 35% for years beginning after December 31, 1992, changed the deductibility of certain expenses and extended certain tax credits. The effect of this retroactive increase in the statutory tax rate was partially offset by a gain from the revaluation of net deferred tax assets.

     The Internal Revenue Service (IRS) has proposed the imposition of an accumulated earnings tax totalling $49 million for 1988, 1989 and 1990 in connection with an audit of the Company's consolidated federal tax liability. The Company believes that there is no factual or legal basis for the imposition of any accumulated earnings tax and that the Company is fully justified in making provision to meet the needs of Kelly's expanding business operations. Moreover, tax counsel has advised that a substantial portion of the IRS proposal results from computational and clerical errors in the calculation of the tax. The Company is defending its position through the IRS appeal process and into the courts if necessary. In the opinion of the Company, the ultimate resolution of this issue will not materially affect its financial statements.

     The Company paid income taxes of $34,800 in 1993, $21,402 in 1992 and $24,017 in 1991.

                                             -23-

                                 NOTES TO FINANCIAL STATEMENTS
                                          (continued)



SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                               First         Second        Third         Fourth
                              Quarter       Quarter       Quarter       Quarter         Year
                              -------       -------       -------       -------      ----------
                                    (In thousands of dollars except per share items)
Sales of services**
  1993 . . . . . . . . .     $450,654      $482,034      $517,585      $504,261      $1,954,534
  1992 . . . . . . . . .      374,538       413,182       450,061       474,945       1,712,726
  1991 . . . . . . . . .      326,547       343,495       374,716       379,551       1,424,309

Cost of services
  1993 . . . . . . . . .      364,724       388,906       416,904       403,263       1,573,797
  1992 . . . . . . . . .      298,270       332,458       361,835       379,824       1,372,387
  1991 . . . . . . . . .      252,305       268,268       294,855       300,207       1,115,635

Selling, general and
 administrative
  1993 . . . . . . . . .       77,196        79,178        79,541        80,923         316,838
  1992 . . . . . . . . .       69,440        69,965        72,843        76,866         289,114
  1991 . . . . . . . . .       64,830        63,688        65,387        68,095         262,000

Net earnings
  1993 . . . . . . . . .        6,879        10,009        14,028        13,643          44,559
  1992 . . . . . . . . .        6,209         8,505        11,411        13,100          39,225
  1991 . . . . . . . . .        8,450         9,710        11,368         9,091          38,619

Earnings per share*
  1993 . . . . . . . . .          .18           .27           .37           .36            1.18
  1992 . . . . . . . . .          .16           .23           .30           .35            1.04
  1991 . . . . . . . . .          .22           .26           .30           .25            1.03

Dividends per share*
  1993 . . . . . . . . .          .152          .160          .160          .160            .632
  1992 . . . . . . . . .          .144          .144          .144          .152            .584
  1991 . . . . . . . . .          .144          .144          .144          .144            .576

* Adjusted for the 5-for-4 stock split of May, 1993.
**Sales of services has been adjusted to exclude interest income.


                                                       -24-

                              SCHEDULE I - MARKETABLE SECURITIES -- OTHER INVESTMENTS
                                       Kelly Services, Inc. and Subsidiaries
                                                  JANUARY 2, 1994
                                             (In thousands of dollars)
                                                              COLUMN B              COLUMN C          COLUMN D*
            COLUMN A                                      Principal Amounts           Cost          Recorded Value
Name of Issuer and Title of Issue                        of Bonds and Notes      of each Issue     on Balance Sheet
US GOVERNMENT AND ITS AGENCIES                                $ 33,562             $ 33,662            $ 33,828

STATE AND LOCAL GOVERNMENTS AND THEIR AGENCIES:
Alabama State, General Obligations                               3,004                3,013               3,035
Baltimore County, MD General Obligation                          1,045                1,045               1,054
Blackrock Insured Municipal Bond Fund                            3,000                3,000               3,010
California Revenue Bonds                                         6,000                6,002               6,071
Chicago, IL Tender Notes                                         3,000                3,001               3,022
Cincinnati, OH Student Loan Fund Revenue Bonds                   2,997                3,008               3,007
Erie County, N.Y. Revenue Anticipation Notes                     3,013                3,037               3,051
Georgia State Municipal Electric Authority Revenue Bonds         1,121                1,148               1,157
Hawaii State, General Obligations                                2,585                2,585               2,557
Homestead, FL Special Assessment Revenue Bonds                   1,002                1,005               1,032
Illinois Revenue Bonds                                           5,835                5,837               5,956
Iowa School Corporate Warrant Certificates                       3,011                3,011               3,046
Kentucky Housing Sr. A Revenue Bonds                             1,345                1,351               1,372
Massachusetts Revenue Bonds                                      4,084                4,084               4,110
Metro Gvt. Nashville, TN Water & Sewer Revenue Bonds             2,996                2,996               3,044
Michigan Revenue Bonds                                           7,829                7,829               7,890
Missouri Higher Education Loan Authority Revenue Bonds           3,016                3,076               3,129
MuniYield Quality II C Auction Municipal Bond Fund               1,998                1,998               2,004
New Jersey Revenue Bonds                                         3,204                3,282               3,300
North Carolina Eastern Municipal Power Revenue Bonds             2,211                2,298               2,303
NuVeen Performance Plus Municipal Bond Fund                      3,000                3,000               3,009
Pennsylvania Municipal Bonds                                     3,535                3,565               3,591
Phoenix, Arizona General Obligations                             2,720                2,815               2,744
Private Colleges & Un. FA GA Revenue Bonds                       3,000                3,001               3,007
Seattle, WA Sewer Revenue Bonds                                  1,289                1,289               1,310
Texas Revenue Bonds                                              1,700                1,702               1,714
Van Kampen Merritt Municipal Bond Fund                           3,000                3,000               3,010
Virginia Beach Certificates of Participation                     1,000                1,002               1,010
Wisconsin Municipal Bonds                                        4,096                4,096               4,140
                                                              --------             --------            ---------
     Total State and Local Government Investments               85,636               86,076              86,685

MISCELLANEOUS ISSUES:
ABN Ambro Time Deposit                                           5,006                5,015               5,070
Comerica Bank Note                                               4,999                5,013               5,042
Republic Bank, N.Y. Bank Note                                    1,511                1,524               1,524
Western PA Power & Light Money Market Preferred Stock            3,000                3,000               3,018
Others                                                           5,509                5,528               5,561
                                                              --------             --------            --------
     Total Miscellaneous Issues                                 20,025               20,080              20,215

CERTIFICATES OF DEPOSIT                                          4,220                4,220               4,260
                                                              --------             --------            --------
     TOTAL SHORT-TERM INVESTMENTS                             $143,443             $144,038            $144,988
                                                              ========             ========            ========
*Investments are stated at cost plus accrued interest, which approximates market.

                                                -25-


                                 SCHEDULE VIII - VALUATION RESERVES
                                Kelly Services, Inc. and Subsidiaries
                                           JANUARY 2, 1994
                                      (In thousands of dollars)

                                                          Additions
                                            Balance at    charged to     Deductions -    Balance at
                                            beginning     costs and     uncollectible       end
                                              of year      expenses        accounts        of year
                                            ----------    ----------    -------------    ----------
Description
- -----------

Fifty-two weeks ended January 2, 1994:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts           $3,775        $4,345          $3,385         $4,735
                                               ======        ======          ======         ======

Fifty-three weeks ended January 3, 1993:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts           $3,180        $4,115          $3,520         $3,775
                                               ======        ======          ======         ======

Fifty-two weeks ended December 29, 1991:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts           $3,615        $2,342          $2,777         $3,180
                                               ======        ======          ======         ======

                                           -26-

                                     INDEX TO EXHIBITS
                                   REQUIRED BY ITEM 601,
                                      REGULATION S-K

Exhibit
  No.                                 Description                                    Page
- -------                               -----------                                    ----
   3.1      Certificate of Incorporation.  (Reference is made to Exhibit 3.2 to the Form 10-Q for the quarterly period ended October 3, 1993, filed with the Commission in November, 1993, which is incorporated herein by reference).

   3.2 By-laws. (Reference is made to Exhibit 3.3 to the Form 10-Q for the quarterly period ended October 3, 1993, filed with the Commission in November, 1993, which is incorporated herein by reference).

   4 Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth,
            Fourteenth and Fifteenth of the Certificate of Incorporation.
            (Reference is made to Exhibit 3.2 to the Form 10-Q for the quarterly period ended October 3, 1993, filed with the Commission in November, 1993, which is incorporated herein by reference).

  10.1      Forms of Branch Office Agreements.  (Reference is made to Exhibit
            13(a) to registrant's registration statement filed with the Commission in October, 1961, which are incorporated herein by reference).

   10.2 Short-Term Incentive Plan. (Reference is made to Exhibit 10.3 to the Form 10-K for the fiscal year ended January 3, 1993, filed with the Commission in March, 1993, which is incorporated herein by reference.)

   10.3     Kelly Services, Inc. 1982 Incentive Stock Option Plan.                   1
                                                                                (Document 2)

   10.4 Kelly Services, Inc. Performance Incentive Plan. (Reference is made to Appendix to the Definitive Proxy for the fiscal year ended
            December 30, 1991, filed with the Commission in April, 1992, which is incorporated herein by reference).

   11       Additional Earnings Per Share Information.                               1
                                                                                (Document 3)

   21       Subsidiaries of Registrant.                                              1
                                                                                (Document 4)

   23       Consent of Independent Accountants.                                      1
                                                                                (Document 5)

   24       Powers of Attorney.                                                      1
                                                                                (Document 6)
