Form 10-Q
period 1994-04-03
KELLY SERVICES INC
filed 1994-05-11
CIK 55135

                          Index to Exhibits on page 12
                                      - 1 -

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1994

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                          Commission File Number 0-1088


                              KELLY SERVICES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                    38-1510762
     ---------------------------------                  -------------------
       (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)


                 999 WEST BIG BEAVER ROAD, TROY, MICHIGAN 48084
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (810) 362-4444
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At May 4, 1994, 34,350,366 shares of Class A and 3,603,124 shares of Class B common stock of the Registrant were outstanding.

            KELLY SERVICES, INC. AND SUBSIDIARIES



                                                        Page
                                                       Number
                                                       ------

PART I.  FINANCIAL INFORMATION

      Statements of Earnings                               3

      Balance Sheets                                       4

      Statements of Stockholders' Equity                   5

      Statements of Cash Flows                             6

      Notes to Financial Statements                        7

      Management's Discussion and
        Analysis of Results of
        Operations and Financial
        Condition                                          8



PART II.  OTHER INFORMATION                               10

      Signature                                           11

      Index to Exhibits Required by
        Item 601, Regulation S-K                          12

                            - 3 -

             KELLY SERVICES, INC. AND SUBSIDIARIES

                    STATEMENTS OF EARNINGS
       (In thousands of dollars except per share items)

                                       13 Weeks Ended
                                ------------------------------
                                April 3, 1994    April 4, 1993
                                -------------    -------------
Sales of services                 $530,191         $450,654

Cost of services                   428,374          364,724
                                  ---------        ---------

Gross profit                       101,817           85,930

Selling, general and
  administrative expenses           88,424           77,196
                                  ---------        ---------

Earnings from operations            13,393            8,734

Interest income                      1,505            1,965
                                  ---------        ---------

Earnings before income taxes        14,898           10,699
                                  ---------        ---------
Income taxes:
  Federal                            4,520            2,975
  State and other                    1,145              845
                                  ---------        ---------
Total income taxes                   5,665            3,820
                                  ---------        ---------
Net earnings                      $  9,233         $  6,879
                                  =========        =========

Earnings per share                    $.24            $.18

Dividends per share                   $.16            $.152

Average shares outstanding
 (thousands)                        37,947           37,719


See accompanying Note to Financial Statements.


                  KELLY SERVICES, INC. AND SUBSIDIARIES

         BALANCE SHEETS AS OF APRIL 3, 1994 AND JANUARY 2, 1994
                        (In thousands of dollars)

ASSETS                                           1994           1993
- ------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 39,753       $ 36,020
  Short-term investments (at cost
    which approximates market)                  148,617        144,988
  Accounts receivable, less
    allowances of $4,980 and
    $4,735, respectively                        262,164        248,161
  Prepaid expenses and other
    current assets                               18,800         17,881
                                               ---------      ---------
  Total current assets                          469,334        447,050

PROPERTY AND EQUIPMENT:
  Land and buildings                             30,035         29,882
  Equipment, furniture and
    leasehold improvements                       85,606         82,227
  Accumulated depreciation                      (48,046)       (43,827)
                                               ---------      ---------
  Total property and equipment                   67,595         68,282

OTHER ASSETS                                     32,328         26,768
                                               ---------      ---------

TOTAL ASSETS                                   $569,257       $542,100
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 20,825       $ 24,621
  Payroll and related taxes                      86,526         68,451
  Accrued insurance                              52,593         51,841
  Income and other taxes                         14,503         10,968
                                               ---------      ---------
  Total current liabilities                     174,447        155,881
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,162 shares in
    1994 and 2,361 shares in 1993,
    respectively, at cost                        (6,153)        (6,702)
  Paid-in capital                                 5,628            679
  Earnings invested in the business             355,219        352,126
                                               ---------      ---------
  Total stockholders' equity                    394,810        386,219
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $569,257       $542,100
                                               =========      =========
See accompanying Note to Financial Statements.

                                   - 5 -

                   KELLY SERVICES, INC. AND SUBSIDIARIES

                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands of dollars)

                                                   13 Weeks Ended
                                           -----------------------------
                                           April 3, 1994   April 4, 1993
                                           -------------   -------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,507         $ 29,195
    Conversions from Class B                      --                11
                                             ---------        ---------
    Balance at end of period                   36,507           29,206

  Class B common stock
    Balance at beginning of period              3,609            2,898
    Conversions to Class A                        --               (11)
                                             ---------        ---------
    Balance at end of period                    3,609            2,887

Treasury Stock
  Balance at beginning of period               (6,702)          (6,736)
  Treasury stock issued for acquisition           529              --
  Exercise of stock options                        20               40
                                             ---------        ---------
  Balance at end of period                     (6,153)          (6,696)

Paid-in Capital
  Balance at beginning of period                  679            3,629
  Treasury stock issued for acquisition         4,803              --
  Exercise of stock options                       146              318
                                             ---------        ---------
  Balance at end of period                      5,628            3,947

Earnings Invested in the Business
  Balance at beginning of period              352,126          338,273
  Net earnings                                  9,233            6,879
  Cash dividends                               (6,072)          (5,734)
  Equity adjustment for foreign
    currency translation (cumulative
    charge of $6,581 in 1994 and
    $3,291 in 1993)                               (68)             438
                                             ---------        ---------
  Balance at end of period                    355,219          339,856

Stockholders' Equity at end of period        $394,810         $369,200
                                             =========        =========

See accompanying Note to Financial Statements.

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
        FOR THE 13 WEEKS ENDED APRIL 3, 1994 AND APRIL 4, 1993
                       (In thousands of dollars)



                                                1994            1993
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                 $ 9,233         $ 6,879
  Noncash adjustments:
    Depreciation                                 4,217           4,016
    Changes in certain working capital
      components                                 3,605           3,218
                                               --------        --------
      Cash from operating activities            17,055          14,113
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                          (3,544)         (4,796)
  Short-term investments                        (3,629)          2,007
  Increase in other assets                        (243)         (1,105)
                                               --------        --------
      Net cash from investing activities        (7,416)         (3,894)
                                               --------        --------

Cash flows from financing activities:
  Dividend payments                             (6,072)         (5,734)
  Exercise of stock options                        166             358
                                               --------        --------
      Net cash from financing activities        (5,906)         (5,376)
                                               --------        --------

Net change in cash and equivalents               3,733           4,843
Cash and equivalents at beginning
  of period                                     36,020          29,700
                                               --------        --------
Cash and equivalents at end of period          $39,753         $34,543
                                               ========        ========

See accompanying Note to Financial Statements.

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                     NOTE TO FINANCIAL STATEMENTS


Acquisition
- -----------

In January, 1994, the Company acquired all outstanding stock of Your Staff, Inc., an employee leasing company, through the issuance of Class A common stock shares from treasury. The acquisition has been accounted for using the purchase method of accounting and therefore the accompanying financial statements include the accounts of Your Staff, Inc. since the date of acquisition. Pro forma results of the acquisition, assuming it had been made at the beginning of each period presented, would not be materially different from the results reported.

                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION



Results of Operations:

First Quarter

Sales of services in the first quarter of 1994 totaled $530,191,000, an increase of 17.6% from the same period in 1993. This increase primarily reflected a growth in hours volume over the previous year.

Cost of services, consisting of payroll and related costs of temporary employees, increased 17.5% in the first quarter as compared to the same period in 1993. Average hourly payroll costs increased 4% over 1993 due to inflation.

The gross profit rate of 19.2% in the first quarter was .1 percentage point higher than the previous year. Continued improvement in U.S. temporary help margins since the middle of last year has helped to offset pricing pressures in certain European countries.

Selling, general, and administrative expenses of $88,424,000 in the first quarter increased 15% from the same period in 1993. This increase was due to the higher level of business activity, new programs and operating expenses incurred by new acquisitions.

Earnings before taxes were $14,898,000, an increase of 39.2% compared to the pretax earnings for the same period in 1993. The pretax margin was 2.8% compared to 2.4% in the first quarter of 1993. Income taxes as a percentage of pretax earnings were 38.0%, 2.3 percentage points more than the rate applicable to the first quarter of 1993. The 1994 rate reflected the impact of the retroactive statutory increase in the corporate tax rate which was enacted in the second quarter of 1993, as well as reduced tax exempt investment income.

Net earnings were $9,233,000 in the first quarter of 1994, compared to $6,879,000 in 1993, an increase of 34.2%. Earnings per share, adjusted for the 5-for-4 stock split, were $.24 compared to the $.18 earned in the same period last year.

Financial Condition

Assets totaled $569,257,000 at April 3, 1994, an increase of 5% over the $542,100,000 at January 2, 1994. Working capital increased
$3,718,000 in the first quarter.

The quarterly dividend rate applicable to Class A and Class B shares was $.16 per share in the first quarter, an effective 5% increase over the rate paid in the same period last year, after adjustment for the 5-for-4 stock split of May, 1993.

The Company believes it is in a sound financial position to fully meet its current working capital needs and its longer term capital requirements.

      --------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional Services, Inc., Kelly Services (Canada), Ltd., Les Services Kelly (Quebec) Inc., Lenore Simpson Personnel, Ltd.,
Societe Services Kelly, Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., Kelly de Mexico, S.A. de C.V., Kelly Services Norge
A.S., KSI Acquisition Corp. and Your Staff, Inc.

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period in this filing.

                 PART II.  OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8-K.
                 ---------------------------------

            (a)  See Index to Exhibits required by Item 601,
                 Regulation S-K, set forth on page 12 of this filing.

            (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURE








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                KELLY SERVICES, INC.

Date:  May 11, 1994

                                /s/ R. F. Stoner
                                R. F. Stoner

                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                            INDEX TO EXHIBITS
                          REQUIRED BY ITEM 601,
                             REGULATION S-K
                          ---------------------

Exhibit
  No.                          Description
- -------                        -----------


  4 Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth,
            Ninth, Tenth, Eleventh, Twelfth, Thirteenth,
            Fourteenth, and Fifteenth of the Certificate of Incorporation. (Reference is made to Exhibit 3.2 to the Form 10-Q for the quarterly period ended October 3, 1993, filed with the Commission in November, 1993, which is incorporated herein by reference.)