Form 10-Q
period 1994-07-03
KELLY SERVICES INC
filed 1994-08-17
CIK 55135

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

For the quarterly period ended July 3, 1994

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At August 8, 1994, 34,355,816 shares of Class A and 3,603,124 shares of Class B common stock of the Registrant were outstanding.

            KELLY SERVICES, INC. AND SUBSIDIARIES



                                                        Page
                                                       Number
                                                       ------

PART I.  FINANCIAL INFORMATION

      Statements of Earnings                               3

      Balance Sheets                                       4

      Statements of Stockholders' Equity                   5

      Statements of Cash Flows                             6

      Note to Financial Statements                         7

      Management's Discussion and
        Analysis of Results of
        Operations and Financial
        Condition                                          8



PART II.  OTHER INFORMATION                               10

      Signature                                           11

      Index to Exhibits Required by
        Item 601, Regulation S-K                          12

                                                    - 3 -

                                   KELLY SERVICES, INC. AND SUBSIDIARIES

                                          STATEMENTS OF EARNINGS
                             (In thousands of dollars except per share items)

                                       13 Weeks Ended                      26 Weeks Ended
                                -----------------------------      ------------------------------
                                July 3, 1994     July 4, 1993      July 3, 1994      July 4, 1993
                                -------------    ------------      ------------      ------------
Sales of services                 $570,813         $482,034          $1,101,004        $932,688

Cost of services                   461,093          388,906             889,467         753,630
                                  ---------        ---------         -----------       ---------

Gross profit                       109,720           93,128             211,537         179,058

Selling, general and
  administrative expenses           88,111           79,178             176,535         156,374
                                  ---------        ---------         -----------       ---------

Earnings from operations            21,609           13,950              35,002          22,684

Interest income                      1,666            1,739               3,171           3,704
                                  ---------        ---------         -----------       ---------

Earnings before income taxes        23,275           15,689              38,173          26,388
                                  ---------        ---------         -----------       ---------
Income taxes:
  Federal                            7,000            4,345              11,520           7,320
  State and other                    1,855            1,335               3,000           2,180
                                  ---------        ---------         -----------       ---------
Total income taxes                   8,855            5,680              14,520           9,500
                                  ---------        ---------         -----------       ---------
Net earnings                      $ 14,420         $ 10,009          $   23,653        $ 16,888
                                  =========        =========         ===========       =========

Earnings per share                    $.38             $.27                $.62           $.45

Dividends per share                   $.18             $.16                $.34           $.312

Average shares outstanding
 (thousands)                        37,955           37,723              37,951          37,721


See accompanying Note to Financial Statements.


                  KELLY SERVICES, INC. AND SUBSIDIARIES

          BALANCE SHEETS AS OF JULY 3, 1994 AND JANUARY 2, 1994
                        (In thousands of dollars)

ASSETS                                           1994           1993
- ------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 42,791       $ 36,020
  Short-term investments (at cost
    which approximates market)                  144,787        144,988
  Accounts receivable, less
    allowances of $5,595 and
    $4,735, respectively                        280,366        248,161
  Prepaid expenses and other
    current assets                               17,639         17,881
                                               ---------      ---------
  Total current assets                          485,583        447,050

PROPERTY AND EQUIPMENT:
  Land and buildings                             30,932         29,882
  Equipment, furniture and
    leasehold improvements                       89,276         82,227
  Accumulated depreciation                      (52,430)       (43,827)
                                               ---------      ---------
  Total property and equipment                   67,778         68,282

OTHER ASSETS                                     33,948         26,768
                                               ---------      ---------

TOTAL ASSETS                                   $587,309       $542,100
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 23,799       $ 24,621
  Payroll and related taxes                      94,161         68,451
  Accrued insurance                              55,547         51,841
  Income and other taxes                          9,212         10,968
                                               ---------      ---------
  Total current liabilities                     182,719        155,881
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,157 shares in
    1994 and 2,361 shares in 1993,
    respectively, at cost                        (6,138)        (6,702)
  Paid-in capital                                 5,736            679
  Earnings invested in the business             364,876        352,126
                                               ---------      ---------
  Total stockholders' equity                    404,590        386,219
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $587,309       $542,100
                                               =========      =========
See accompanying Note to Financial Statements.

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (In thousands of dollars)

                                                   13 Weeks Ended                     26 Weeks Ended
                                           ----------------------------        ----------------------------
                                           July 3, 1994    July 4, 1993        July 3, 1994    July 4, 1993
                                           ------------    ------------        ------------    ------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,507        $ 29,206            $ 36,507        $ 29,195
    Five-for-four stock split                     --            7,301                 --            7,301
    Conversions from Class B                      --              --                  --               11
                                             ---------       ---------           ---------       ---------
    Balance at end of period                   36,507          36,507              36,507          36,507

  Class B common stock
    Balance at beginning of period              3,609           2,887               3,609           2,898
    Five-for-four stock split                     --              722                 --              722
    Conversions to Class A                        --              --                  --              (11)
                                             ---------       ---------           ---------       ---------
    Balance at end of period                    3,609           3,609               3,609           3,609

Treasury Stock
  Balance at beginning of period               (6,153)         (6,696)             (6,702)         (6,736)
  Exercise of stock options                        15              (4)                 35              36
  Treasury stock issued for acquisition           --              --                  529             --
                                             ---------       ---------           ---------       ---------
  Balance at end of period                     (6,138)         (6,700)             (6,138)         (6,700)

Paid-in Capital
  Balance at beginning of period                5,628           3,947                 679           3,629
  Exercise of stock options                       108              18                 254             336
  Five-for-four stock split                       --           (3,965)                --           (3,965)
  Treasury stock issued for acquisition           --              --                4,803             --
                                             ---------       ---------           ---------       ---------
  Balance at end of period                      5,736             --                5,736             --

Earnings Invested in the Business
  Balance at beginning of period              355,219         339,856             352,126         338,273
  Net earnings                                 14,420          10,009              23,653          16,888
  Cash dividends                               (6,832)         (6,035)            (12,904)        (11,769)
  Five-for-four stock split                       --           (4,058)                --           (4,058)
  Fractional shares paid                          --              (18)                --              (18)
  Equity adjustment for foreign
    currency translation (cumulative
    charge of $4,512 in 1994 and
    $4,559 in 1993)                             2,069          (1,268)              2,001            (830)
                                             ---------       ---------           ---------       ---------
  Balance at end of period                    364,876         338,486             364,876         338,486

Stockholders' Equity at end of period        $404,590        $371,902            $404,590        $371,902
                                             =========       =========           =========       =========

See accompanying Note to Financial Statements.

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
         FOR THE 26 WEEKS ENDED JULY 3, 1994 AND JULY 4, 1993
                       (In thousands of dollars)



                                                1994            1993
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                 $23,653         $16,888
  Noncash adjustments:
    Depreciation                                 8,603           8,013
    Changes in certain working capital
      components                                (4,018)        (24,740)
                                               --------        --------
      Net cash from operating activities        28,238             161
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                          (7,759)         (5,721)
  Short-term investments                           201          18,999
  Increase in other assets                      (1,294)         (1,953)
                                               --------        --------
      Net cash from investing activities        (8,852)         11,325
                                               --------        --------

Cash flows from financing activities:
  Dividend payments                            (12,904)        (11,769)
  Exercise of stock options                        289             372
  Fractional shares paid                           --              (18)
                                               --------        --------
      Net cash from financing activities       (12,615)        (11,415)
                                               --------        --------

Net change in cash and equivalents               6,771              71
Cash and equivalents at beginning
  of period                                     36,020          29,700
                                               --------        --------
Cash and equivalents at end of period          $42,791         $29,771
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

                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION


Results of Operations:

Second Quarter

Sales of services in the second quarter of 1994 totaled $570,813,000, an increase of 18.4% from the same period in 1993. This increase reflected a growth in both domestic and international sales and the inclusion of recent acquisitions.

Cost of services, consisting of payroll and related costs of temporary employees, increased 18.6% in the second quarter as compared to the same period in 1993. Average hourly payroll costs increased 5% over 1993 due to inflation and business mix.

The gross profit rate of 19.2% in the second quarter was .1 percentage point lower than the previous year, down slightly with the inclusion of lower margin employee leasing operations this year. Continued improvement in U.S. temporary help margins since the middle of last year has helped to offset pricing pressures in certain European countries.

Selling, general, and administrative expenses of $88,111,000 in the second quarter increased 11.3% from the same period in 1993. This increase was due to the higher level of business activity, new programs and operating expenses incurred by new acquisitions.

Earnings before taxes were $23,275,000, an increase of 48.4% compared to the pretax earnings for the same period in 1993. The pretax margin was 4.1% compared to 3.3% in the second quarter of 1993. Income taxes as a percentage of pretax earnings were 38.0%, 1.8 percentage points more than the rate applicable to the second quarter of 1993. The 1994 rate reflected the impact of the statutory increase in the corporate tax rate which was enacted in 1993, as well as reduced tax exempt investment income.

Net earnings were $14,420,000 in the second quarter of 1994, compared to $10,009,000 in 1993, an increase of 44.1%. Earnings per share were $.38 compared to the $.27 earned in the same period last year.


Year-to-Date

Sales of services totaled $1,101,004,000 an increase of 18.0% from 1993 sales. This increase reflects a continued improvement in year-over-year sales performance and acquisitions.

Cost of services of $889,467,000 was 18.0% higher than last year, reflecting growth in hours volume and inflationary increases in payroll costs during the year.

The gross profit rate was 19.2% for both years.

Selling, general, and administrative expenses of $176,535,000 were 12.9% higher than last year, reflecting greater business acivity and continuing investment in domestic and overseas markets.

Earnings before taxes were $38,173,000, a 44.7% increase from last year. The pretax margin was 3.5%, an increase of .7 percentage point from last year. Income taxes as a percentage of pretax earnings were 38.0%, 2 percentage points higher than the rate applicable to last year, reflecting the impact of the statutory increase in the corporate tax rate enacted in 1993.

Net earnings were $23,653,000 which was 40.1% over 1993. Earnings per share were $.62 as compared to $.45 in 1993.


Financial Condition

Assets totaled $587,309,000 at July 3, 1994, an increase of 8% over the $542,100,000 at January 2, 1994. Working capital increased $7,977,000 in the second quarter and $11,695,000 since the 1993 year-end.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.18 and $.16 per share in the second quarters of 1994 and 1993, respectively.

The Company believes it is in a sound financial position to fully meet its current working capital needs and its longer term capital requirements.

      --------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional Services, Inc., Kelly Services (Canada), Ltd., Les Services Kelly (Quebec) Inc., Lenore Simpson Personnel, Ltd.,
Societe Services Kelly, Kelly Professional Services (France), Inc.,
Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly
Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Mentrix Corporation and Your Staff, Inc.

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period in this filing.

                 PART II.  OTHER INFORMATION



Item 4.          Submission of Matters to a Vote of Security Holders.
                 ----------------------------------------------------

            (a) The annual meeting of stockholders of registrant was held May 18, 1994.

            (b) The nominees for director, as listed in the Company's proxy statement dated April 8, 1994, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

            (c) A brief description and the results of the matters voted upon at the meeting follow.

                 (1)  Election of the following directors:

                                             Shares Voted    Shares Voted
                                                "For"         "Withheld"
                                             ------------    ------------

                      C. V. Fricke             3,474,415          891
                      V. G. Istock             3,474,415          891

                 (2) Ratification of the selection of Price Waterhouse as the Company's independent auditors:

                          Shares voted "For"                3,473,661
                          Shares voted "Abstaining"             1,645


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

Date:  August 15, 1994

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