Form 10-Q
period 1994-10-02
KELLY SERVICES INC
filed 1994-11-14
CIK 55135

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

For the quarterly period ended October 2, 1994

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At November 7, 1994, 34,358,941 shares of Class A and 3,603,124 shares of Class B common stock of the Registrant were outstanding.

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

                                                    - 3 -

                                   KELLY SERVICES, INC. AND SUBSIDIARIES

                                          STATEMENTS OF EARNINGS
                                                (UNAUDITED)
                             (In thousands of dollars except per share items)

                                       13 Weeks Ended                      39 Weeks Ended
                                -----------------------------      ------------------------------
                                Oct. 2, 1994     Oct. 3, 1993      Oct. 2, 1994      Oct. 3, 1993
                                ------------     ------------      ------------      ------------
Sales of services                 $630,196         $517,585          $1,731,200        $1,450,273

Cost of services                   505,668          416,904           1,395,135         1,170,534
                                  --------         --------          ----------        ----------

Gross profit                       124,528          100,681             336,065           279,739

Selling, general and
  administrative expenses           95,070           79,541             271,605           235,915
                                  --------         --------          ----------        ----------

Earnings from operations            29,458           21,140              64,460            43,824

Interest income                      1,661            1,538               4,832             5,242
                                  --------         --------          ----------        ----------

Earnings before income taxes        31,119           22,678              69,292            49,066
                                  --------         --------          ----------        ----------
Income taxes:
  Federal                            9,440            6,695              20,960            14,015
  State and other                    2,390            1,955               5,390             4,135
                                  --------         --------          ----------        ----------
Total income taxes                  11,830            8,650              26,350            18,150
                                  --------         --------          ----------        ----------
Net earnings                      $ 19,289         $ 14,028          $   42,942        $   30,916
                                  ========         ========          ==========        ==========

Earnings per share                    $.51             $.37               $1.13             $.82

Dividends per share                   $.18             $.16               $.52              $.472

Average shares outstanding
 (thousands)                        37,960           37,725              37,954            37,722


See accompanying Note to Financial Statements.


                  KELLY SERVICES, INC. AND SUBSIDIARIES

        BALANCE SHEETS AS OF OCTOBER 2, 1994 AND JANUARY 2, 1994
                               (UNAUDITED)
                        (In thousands of dollars)

ASSETS                                           1994           1993
- ------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 34,735       $ 36,020
  Short-term investments (at cost
    which approximates market)                  133,172        144,988
  Accounts receivable, less
    allowances of $6,425 and
    $4,735, respectively                        321,136        248,161
  Prepaid expenses and other
    current assets                               19,543         17,881
                                               ---------      ---------
  Total current assets                          508,586        447,050

PROPERTY AND EQUIPMENT:
  Land and buildings                             32,426         29,882
  Equipment, furniture and
    leasehold improvements                       93,275         82,227
  Accumulated depreciation                      (56,967)       (43,827)
                                               ---------      ---------
  Total property and equipment                   68,734         68,282

OTHER ASSETS                                     45,182         26,768
                                               ---------      ---------

TOTAL ASSETS                                   $622,502       $542,100
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 36,444       $ 24,621
  Payroll and related taxes                     108,595         68,451
  Accrued insurance                              49,142         51,841
  Income and other taxes                          9,511         10,968
                                               ---------      ---------
  Total current liabilities                     203,692        155,881
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,155 shares in
    1994 and 2,361 shares in 1993,
    respectively, at cost                        (6,183)        (6,702)
  Paid-in capital                                 5,818            679
  Earnings invested in the business             379,059        352,126
                                               ---------      ---------
  Total stockholders' equity                    418,810        386,219
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $622,502       $542,100
                                               =========      =========
See accompanying Note to Financial Statements.

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended                     39 Weeks Ended
                                           ----------------------------        ----------------------------
                                           Oct. 2, 1994    Oct. 3, 1993        Oct. 2, 1994    Oct. 3, 1993
                                           ------------    ------------        ------------    ------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,507        $ 36,507            $ 36,507        $ 29,195
    Five-for-four stock split                     --              --                  --            7,301
    Conversions from Class B                      --              --                  --               11
                                             ---------       ---------           ---------       ---------
    Balance at end of period                   36,507          36,507              36,507          36,507

  Class B common stock
    Balance at beginning of period              3,609           3,609               3,609           2,898
    Five-for-four stock split                     --              --                  --              722
    Conversions to Class A                        --              --                  --              (11)
                                             ---------       ---------           ---------       ---------
    Balance at end of period                    3,609           3,609               3,609           3,609

Treasury Stock
  Balance at beginning of period               (6,138)         (6,700)             (6,702)         (6,736)
  Exercise of stock options                       (45)            (18)                (10)             18
  Treasury stock issued for acquisition           --              --                  529             --
                                             ---------       ---------           ---------       ---------
  Balance at end of period                     (6,183)         (6,718)             (6,183)         (6,718)

Paid-in Capital
  Balance at beginning of period                5,736             --                  679           3,629
  Exercise of stock options                        82             107                 336             443
  Treasury stock issued for acquisition           --              --                4,803             --
  Five-for-four stock split                       --              --                  --           (3,965)
                                             ---------       ---------           ---------       ---------
  Balance at end of period                      5,818             107               5,818             107

Earnings Invested in the Business
  Balance at beginning of period              364,876         338,486             352,126         338,273
  Net earnings                                 19,289          14,028              42,942          30,916
  Cash dividends                               (6,833)         (6,036)            (19,737)        (17,805)
  Five-for-four stock split                       --              --                  --           (4,058)
  Fractional shares paid                          --              --                  --              (18)
  Equity adjustment for foreign
    currency translation (cumulative
    charge of $2,785 in 1994 and
    $4,412 in 1993)                             1,727             147               3,728            (683)
                                             ---------       ---------           ---------       ---------
  Balance at end of period                    379,059         346,625             379,059         346,625

Stockholders' Equity at end of period        $418,810        $380,130            $418,810        $380,130
                                             =========       =========           =========       =========

See accompanying Note to Financial Statements.

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
      FOR THE 39 WEEKS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                       (In thousands of dollars)



                                                1994            1993
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                 $42,942         $30,916
  Noncash adjustments:
    Depreciation                                13,140          10,949
    Changes in certain working capital
      components                               (24,797)        (30,530)
                                               --------        --------
      Net cash from operating activities        31,285          11,335
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                         (13,039)         (9,085)
  Short-term investments                        11,816          23,036
  Increase in other assets                     (11,936)         (9,077)
                                               --------        --------
      Net cash from investing activities       (13,159)          4,874
                                               --------        --------

Cash flows from financing activities:
  Dividend payments                            (19,737)        (17,805)
  Exercise of stock options                        326             461
  Fractional shares paid                           --              (18)
                                               --------        --------
      Net cash from financing activities       (19,411)        (17,362)
                                               --------        --------

Net change in cash and equivalents              (1,285)         (1,153)
Cash and equivalents at beginning
  of period                                     36,020          29,700
                                               --------        --------
Cash and equivalents at end of period          $34,735         $28,547
                                               ========        ========

See accompanying Note to Financial Statements.

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                     NOTE TO FINANCIAL STATEMENTS
                             (UNAUDITED)


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

                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

Third Quarter

Sales of services in the third quarter of 1994 totaled $630,196,000, an increase of 21.8% from the same period in 1993. This increase reflected growth in both domestic and international sales and the inclusion of recent acquisitions.

Cost of services, consisting of payroll and related costs of temporary employees, increased 21.3% in the third quarter as compared to the same period in 1993. Average hourly payroll costs increased 7% over 1993 due to inflation and business mix.

The gross profit rate of 19.8% in the third quarter was .3 percentage point higher than the previous year. Continued improvement in U.S. temporary help margins since the middle of last year has helped to offset pricing pressures in certain European countries.

Selling, general, and administrative expenses of $95,070,000 in the third quarter increased 19.5% from the same period in 1993. This increase was due to the higher level of business activity, new programs and operating expenses incurred by new acquisitions.

Earnings before taxes were $31,119,000, an increase of 37.2% compared to the pretax earnings for the same period in 1993. The pretax margin was 4.9% compared to 4.4% in the third quarter of 1993. Income taxes as a percentage of pretax earnings were 38.0%, .1 percentage point lower than the rate applicable to the third quarter of 1993.

Net earnings were $19,289,000 in the third quarter of 1994, compared to $14,028,000 in 1993, an increase of 37.5%. Earnings per share were $.51 compared to the $.37 earned in the same period last year.


Year-to-Date

Sales of services totaled $1,731,200,000, an increase of 19.4% from 1993 sales. This increase reflects a continued improvement in year-over-year sales performance and acquisitions.

Cost of services of $1,395,135,000 was 19.2% higher than last year, reflecting growth in hours volume and inflationary increases in payroll costs during the year.

The gross profit rate was 19.4%, an increase of .1 percentage point from last year.

Selling, general, and administrative expenses of $271,605,000 were 15.1% higher than last year, reflecting greater business activity and continuing investment in domestic and overseas markets.

Earnings before taxes were $69,292,000, a 41.2% increase from last year. The pretax margin was 4.0%, an increase of .6 percentage point from last year. Income taxes as a percentage of pretax earnings were 38.0%, 1 percentage point higher than the rate applicable to last year, due to reduced tax exempt investment income.

Net earnings were $42,942,000 which was 38.9% over 1993. Earnings per share were $1.13 as compared to $.82 in 1993.


Financial Condition

Assets totaled $622,502,000 at October 2, 1994, an increase of 15% over the $542,100,000 at January 2, 1994. Working capital increased
$2,030,000 in the third quarter and $13,725,000 since the 1993 year-end.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.18 and $.16 per share in the third quarters of 1994 and 1993, respectively.

The Company believes it is in a sound financial position to fully meet its current working capital needs and its longer term capital requirements.

      --------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional Services, Inc., Kelly Services (Canada), Ltd., Les Services Kelly (Quebec) Inc., Lenore Simpson Personnel, Ltd.,
Societe Services Kelly, Kelly Professional Services (France), Inc.,
Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly
Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., O.K. Personnel Service Holding S.A., Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Mentrix Corporation and
Your Staff, Inc.

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

Date:  November 11, 1994

                                /s/ R. F. Stoner
                                R. F. Stoner

                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                            INDEX TO EXHIBITS
                          REQUIRED BY ITEM 601,
                             REGULATION S-K
                          ---------------------

Exhibit
  No.                          Description                       Document
- -------                        -----------                       --------


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

 27         Financial Data Schedule                                  2