Form 10-K
KELLY SERVICES INC
filed 1995-03-27
CIK 55135

                         Index to Exhibits on page 26
                                      -1-

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

__x__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED) For the fiscal year ended January 1, 1995
                                      OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________________ to _____________________
Commission file number 0-1088

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the Class B common stock, par value $1.00, the only class of the registrant's securities with voting rights, held by non-affiliates of the registrant on March 10, 1995, based upon the last price on that date of $31.50 was $12,047,585, as reported by the Wall
Street Journal.

Registrant had 34,369,035 shares of Class A and 3,601,127 of Class B common stock, par value $1.00, outstanding as of March 10, 1995.

                      Documents Incorporated by Reference

The proxy statement of the registrant with respect to the 1995 Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated:  March 24, 1995

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

     (c)  Narrative Description of Business.

          (i) Principal Services Rendered. Registrant, and its subsidiaries, which are service organizations, provide temporary office clerical, marketing, professional, technical, light industrial, home care services to those who need help with their daily living needs and personal care, managed services, testing and training and other business services to a diversified group of customers through offices located in major cities of the United States, Australia, Canada, Mexico, England, France, Ireland, The Netherlands, Denmark, New Zealand, Norway, Scotland, Switzerland, and Wales. Although registrant operates in a single industry segment, these services are generally furnished under the name of Kelly Temporary Services, with the following specific services provided: office clerical, marketing, technical, semi-skilled light industrial, managed services, skills testing and computer-based training. Staff leasing services are provided under the name of Your Staff, a wholly owned subsidiary of the registrant. Home care services to those who need help with their daily living needs and personal care are furnished under the name of Kelly Assisted Living Services, Inc., which is a wholly owned subsidiary of registrant. Registrant performs these services through its temporary employees by assigning them to work on the premises of registrant's customers.

     The temporary services furnished by registrant afford economies and flexibility in meeting uneven or peak work loads caused by such predictable factors as vacations, inventories, month-end activities, special projects or new promotions and such non-predictable factors as illnesses or emergencies. When work peaks occur which cannot be handled by the customer's normal staff, the customer can temporarily supplement regular personnel by the use of registrant's services. The cost and inconvenience to the customer of hiring additional employees, including advertising, interviewing, screening, testing and training are eliminated. Also, recordkeeping is simplified because the customer pays an hourly rate, based on hours of service furnished by registrant.

     Registrant serves a wide cross-section of customers from industry, commerce, the professions, government, and individuals. During recent years approximately 200,000 customers, including the largest industrial corporations in the world, have used registrant's services. There have been no significant changes in the services rendered or in the markets or methods of distribution since the beginning of registrant's fiscal year.

     Registrant operates through approximately 1,000 offices located in all 50 states, the District of Columbia, Puerto Rico, Australia, Mexico, Canada, England, France, Ireland, The Netherlands, Denmark, New Zealand, Norway, Scotland, Switzerland, and Wales. Each office provides the services of one or more of the divisions or subsidiaries. At fiscal year-end 1994 approximately ninety-nine percent of the offices were operated directly by the registrant (or one of its wholly owned subsidiaries) with the remaining offices operated by 5 licensees. In February, 1995 the remaining licensed branches were converted to direct operated branches.

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

     (xiii) Employees. Registrant and subsidiaries employ on a full time basis approximately 900 persons at its headquarters in Troy, Michigan, and approximately 3,900 persons in branch offices operated directly by registrant. Registrant employed in the last fiscal year 665,000 men and women for temporary periods. As the employer, registrant is responsible for and pays Social Security taxes, workers' compensation, federal and state unemployment compensation taxes, liability insurance and other similar costs, and is responsible for payroll deductions of Social Security and income taxes. Although the work may be done in the office of the registrant's customer, registrant retains the right of control over its employees, including their assignment and reassignment.

     (d) Foreign Operations. Registrant operates in major cities in Australia, Canada, Mexico, England, France, Ireland, The Netherlands, Denmark, New Zealand, Norway, Scotland, Switzerland, and Wales; sales of these operations totaled $357,000,000 in 1994, $235,000,000 in 1993 and $225,000,000
in 1992; operating profit totaled $4,500,000 in 1994 and operating losses totaled $2,500,000 in 1993 and $5,600,000 in 1992. Identifiable assets are $117,600,000, $70,900,000 and $69,300,000 at the end of 1994, 1993 and 1992,
respectively.

ITEM 2.  PROPERTIES.

     Registrant owns the premises in Troy, Michigan, from which its headquarters, subsidiaries and divisional offices are presently operated. Registrant purchased the original headquarters building in Troy, Michigan, in 1977 and has expanded operations into an adjacent building that was purchased in 1991. The combined floor space for the headquarters complex approximates 206,000 square feet. The buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. In addition, registrant owns vacant land in Troy and northern Oakland County, Michigan, for future expansion. Registrant's direct operated branches are conducted from premises which are leased. A majority of the leases are for fixed terms, from one to five years. Registrant owns virtually all office furniture and equipment used in its headquarters building and branch offices.

ITEM 3.  LEGAL PROCEEDINGS.

     In 1992 the Internal Revenue Service (IRS) proposed the imposition of an accumulated earnings tax totaling $49 million for 1988, 1989 and 1990 in connection with an audit of the Company's consolidated federal tax liability. The proposed amount has been subsequently reduced to $11 million. The Company believes there is no factual or legal basis for the imposition of any accumulated earnings tax and that the Company is fully justified in making provision to meet the present and future needs of its expanding business operations. The Company is defending its position through the IRS appeal process and into the courts if necessary. In the opinion of the Company, the ultimate resolution of this issue will not materially affect its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders in the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Kelly Services' stock is traded over-the-counter in the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                    Per share amounts (in dollars)
                         ----------------------------------------------------
                           First      Second     Third      Fourth
                          Quarter    Quarter    Quarter    Quarter     Year
                          -------    -------    -------    -------    -------

1994
----
Stock Prices
 Class A common
    High . . . . . . . .  $31 1/4    $29        $32        $30 1/2    $32
    Low  . . . . . . . .   23         23         24         25 3/4     23
 Class B common
    High . . . . . . . .   34         33 1/2     33 1/2     29 1/2     34
    Low  . . . . . . . .   28         28         29         27 1/4     27 1/4

Dividends. . . . . . . .     .160       .180       .180       .180       .700


1993
----
Stock Prices
 Class A common
    High . . . . . . . .  $36 5/8    $32 5/8    $33 1/2    $29 1/2    $36 5/8
    Low  . . . . . . . .   30 5/8     24 1/4     23         22         22
 Class B common
    High . . . . . . . .   34 1/4     32 7/8     33         31         34 1/4
    Low  . . . . . . . .   31 5/8     27         27         27         27

Dividends. . . . . . . .     .152       .160       .160       .160       .632

The number of holders of record of the Class A and Class B common stock, par value $1.00, of registrant were 1,283 and 304, respectively, as of March 10, 1995.

                                      -6-

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes selected financial information of Kelly
Services, Inc. and its subsidiaries for each of the six fiscal years ended
January 1, 1995. This table should be read in conjunction with other financial information of the registrant including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements included elsewhere herein.

(In millions except                                   (1)
per share amounts)             1994      1993      1992      1991      1990      1989
-------------------            ----      ----      ----      ----      ----      ----

Sales of services . . . .    $2,362.6  $1,954.5  $1,712.7  $1,424.3  $1,456.3  $1,364.9
Earnings before taxes . .        98.5      70.9      61.0      60.2     113.0     112.9
Net earnings. . . . . . .        61.1      44.6      39.2      38.6      71.2      70.8


Per share data:
  Earnings  . . . . . . .    $   1.61  $   1.18  $   1.04  $   1.03  $   1.89  $   1.89
  Dividends . . . . . . .
    Class A common. . . .         .70       .63       .58       .57       .53       .46
    Class B common. . . .         .70       .63       .58       .57       .53       .46

Working capital . . . . .    $  315.8  $  291.2  $  279.8  $  287.0  $  287.2  $  243.4
Total assets. . . . . . .       642.1     542.1     496.1     479.4     443.8     394.3

(1) Fiscal year included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

1994 versus 1993

     Sales reached a record level of $2.36 billion in 1994, an increase of 21% over 1993. Increases in domestic sales, acquisitions completed during the year, and the strengthening of worldwide economies all contributed to this growth.

     Cost of services, representing payroll and related taxes and benefits for temporary employees, increased 21%. Strong sales volume and increases in pay rates and payroll taxes accounted for this change. Gross profit, as a percent of sales, rose from 19.5% in 1993 to 19.6% in 1994. Excluding the effect of our employee leasing business acquired in 1994, gross profit averaged 20.1% during 1994.

     Selling, general and administrative expenses rose 17% during 1994. As a percent of sales, expenses declined from 16.2% to 15.7% in 1994. Excluding the effects of the employee leasing business (with its inherently lower cost structure), the expense to sales relationship was 16.1% in 1994. Earnings from operations this year totaled approximately $92 million, an increase of 44% over 1993.

     Interest income for 1994 was $6.7 million, down 3.6% from the 1993 level of $7.0 million. The reduction in the interest rates accounted for the slight decline in interest income during the year.

     Earnings before taxes were $98.5 million, an increase of 39%. Pretax margins were 4.2% in 1994, improved from 3.6% in 1993. Income taxes increased 42% over 1993, with an effective tax rate of 38.0%, compared to a 37.1% rate in 1993. The current year tax rate rose primarily as a result of the reduction in tax exempt interest income and the absence of a credit from a change in accounting for taxes which was reflected in the 1993 tax rate.

     Net earnings were $61.1 million in 1994, 37% above the 1993 results of $44.6 million. The rate of return on sales was 2.6%, up from the 1993 return of 2.3%. Earnings per share were $1.61 in 1994 and $1.18 in 1993.

1993 versus 1992

     Sales of services reached a record level of nearly $2 billion in 1993, an increase of 14% over 1992 (a 53-week year). Excluding the 53rd week from the previous year, 1993 sales were up 16%. This improvement was attributable principally to increases in domestic sales volume. The effect of an increase in international sales was moderated by less favorable currency exchange rates.

     Cost of services increased 15%. Strong sales volume and increases in pay rates and payroll taxes accounted for this change. Competitive pressures during 1993 were reflected in margins as gross profit rates declined from 19.9% in 1992 to 19.5% in 1993. The trend during the last half of 1993 was positive, however.

     Selling, general and administrative expenses rose 10%. As a percent of sales, expenses declined from 16.9% to 16.2% in 1993. Branch automation contributed to this productivity.

     Earnings from operations in 1993 totaled $63.9 million, an increase of 25% over 1992. The 1993 results, after restating the 1992 results to exclude the 53rd week, were up 31%.

     Interest income for 1993 was $7.0 million, down 29% from the 1992 level of $9.8 million. A smaller investment portfolio and lower interest rates accounted for the decline.

     Earnings before taxes were $70.9 million, an increase of 16%. Pretax margins were 3.6% in both 1993 and 1992. Income taxes increased 21% over 1992, with an effective tax rate of 37.1%, compared to a 35.7% rate in 1992. The 1993 tax rate rose as a result of the federal statutory rate increase and a reduction in tax exempt interest income.

     Net earnings were $44.6 million for 1993, 14% above the 1992 results of $39.2 million. The rate of return on sales was 2.3% in both years. Earnings per share, adjusted for the stock split in 1993, were $1.18 in 1993 and $1.04 in 1992. The 53rd week added $.04 to earnings per share in 1992.

Liquidity and Capital Resources

     Cash flow from operations in 1994 was $67 million. Funds were used for additional working capital, dividends, the purchase of capital equipment and investments in acquisitions. Net cash from operations totaled $45 million in 1993 and $12 million in 1992.

     The Company's working capital of $316 million increased 8% during the year, after a 4% increase in 1993 and a 2.5% decline in 1992. The current ratios were 2.5, 2.9 and 3.2 in 1994, 1993 and 1992, respectively. The current ratios have declined, primarily because of expanding business activity, including acquisitions, and the resulting effect upon working capital requirements.

     Stockholders' equity grew 12% in 1994, compared to the 5% increase in 1993 and the 3% increase of 1992. The return on average stockholders' equity was 14.9% this year, an improvement over the previous two years' rates of 11.8% in 1993 and 10.9% in 1992. Equity per share increased to $11.37 in 1994 from $10.23 in 1993 and $9.74 in 1992. Dividends per share over the past three years were $.70 in 1994, $.63 in 1993 and $.58 in 1992. The Company believes that its strong financial position, including the absence of any long-term debt, will allow it to meet capital requirements as well as to aggressively pursue growth opportunities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are set in the accompanying index on page 14 of this filing and are presented in pages 15-25.

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


ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
                                                 Served as an           Business Experience
      Name/Office                Age          Officer Since (2)         During Last 5 Years
------------------------   ----------------   -----------------   --------------------------------
William R. Kelly                 89                  1952         Served as officer of registrant.
Chairman of the Board

Terence E. Adderley (1)          61                  1961         Served as officer of registrant.
President and Chief
Executive Officer

Christopher A. Arnette           38                  1995         Served as officer of registrant
Senior Vice President                                             since January, 1995.  Prior
                                                                  thereto, served as Vice
                                                                  President and Chief
                                                                  Information Officer of
                                                                  Ameritech Advertising Services
                                                                  since 1992.  Prior thereto,
                                                                  served as Vice President,
                                                                  Information Systems of Dun &
                                                                  Bradstreet Corporation.

Robert G. Barranco               54                  1989         Served as officer of registrant
Executive Vice President                                          since May, 1994.  Served as
                                                                  officer of operating division
                                                                  from March, 1991 until May,
                                                                  1994.  Prior thereto, served as
                                                                  officer of registrant.

Donald A. Bobo                   53                               Served as officer of operating
Senior Vice President                                             division since April, 1992.
and General Manager,                                              Prior thereto, served as Vice
Kelly Temporary                                                   President of Staff Services at
Services Division                                                 John Labatt Foods.

Carolyn R. Fryar                 52                               Served as officer of operating
Senior Vice President                                             division.
and General Manager,
Kelly Temporary
Services Division




ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(continued)
                                                 Served as an           Business Experience
      Name/Office                Age          Officer Since (2)         During Last 5 Years
------------------------   ---------------    -----------------   --------------------------------
Paul K. Geiger                   61                  1993         Served as officer of registrant
Senior Vice President                                             since April, 1993.  Served as
                                                                  Vice President and Chief
                                                                  Financial Officer of the
                                                                  University of Detroit Mercy from
                                                                  September, 1990 until April,
                                                                  1992.  Prior thereto, served as
                                                                  Partner with Ernst & Young.

Eugene L. Hartwig                61                  1990         Served as officer of registrant.
Senior Vice President,
General Counsel and
Secretary

Michael J. McGowan               41                               Served as officer of operating
Senior Vice President                                             division since January, 1995.
and General Manager,                                              Prior thereto, served as Vice
Kelly Temporary                                                   President and General Manager
Services Division                                                 and in other capacities of
                                                                  Employer Systems and Services
                                                                  business unit of The MEDSTAT
                                                                  Group since 1992.  From 1977 to
                                                                  1992 served as Acting General
                                                                  Manager and in other capacities
                                                                  of divisions of Automated Data
                                                                  Processing, including ADP
                                                                  Employer Services Division, ADP
                                                                  Automotive Information Services
                                                                  Division and ADP Dealer Services
                                                                  Division.

Robert H. McNabb                 47                               Served as officer of operating
Senior Vice President                                             division since September, 1994.
and General Manager,                                              From 1991, served as President
Kelly Temporary                                                   of the Central Division and
Services Division                                                 National Accounts of Talent
                                                                  Tree Personnel Services.  Prior
                                                                  thereto, served as employee of
                                                                  James River Corporation.




ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(continued)
                                                 Served as an            Business Experience
      Name/Office                Age          Officer Since (2)          During Last 5 Years
------------------------   ---------------    -----------------   ---------------------------------
Joanne E. Start                  50                  1989         Served as officer of registrant.
Senior Vice President

Robert F. Stoner                 61                  1969         Served as officer of registrant.
Senior Vice President

Robert E. Thompson               52                  1982         Served as officer of registrant.
Executive Vice President

Tommi A. White                   44                  1993         Served as officer of registrant
Senior Vice President                                             since November, 1993.  From
                                                                  1992, served as Vice President
                                                                  Rollout Operations of Automated
                                                                  Data Processing.  Prior thereto,
                                                                  held senior positions at Skandia
                                                                  Direct Operations Corporation,
                                                                  American Express, Ryder System
                                                                  and National Bank of Detroit.

(1)  Mr. Adderley is Mr. William R. Kelly's son.
(2)  Each officer serves continuously until removed by the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

  1.  Financial statements -

      Report of Independent Accountants

      Balance Sheets at January 1, 1995, January 2, 1994 and
        January 3, 1993

      Statements of Earnings for the three fiscal years ended
        January 1, 1995

      Statements of Cash Flows for the three fiscal years ended
        January 1, 1995

      Statements of Stockholders' Equity for the three fiscal years ended
        January 1, 1995

      Notes to Financial Statements

  2.  Financial Statement Schedule -

      For the three fiscal years ended January 1, 1995:

        II - Valuation Reserves

  3. The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 26 which is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at January 1, 1995.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 26 of this filing.

(d) The Index to Financial Statements and Supplemental Schedule is included following the signatures beginning at page 14 of this filing.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 1995              KELLY SERVICES, INC.
                                        Registrant

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

Date:  March 24, 1995                   *  W. R. Kelly
                                       --------------------------------------
                                           W. R. Kelly
                                           Chairman of the Board

Date:  March 24, 1995                   *  T. E. Adderley
                                       --------------------------------------
                                           T. E. Adderley
                                           President, Chief Executive Officer
                                             and Director
                                           (Principal Executive Officer)

Date:  March 24, 1995                   *  C. V. Fricke
                                       --------------------------------------
                                           C. V. Fricke
                                           Director

Date:  March 24, 1995                   *  H. E. Guenther
                                       --------------------------------------
                                           H. E. Guenther
                                           Director

Date:  March 24, 1995                   *  V. G. Istock
                                       --------------------------------------
                                           V. G. Istock
                                           Director

Date:  March 24, 1995                  /s/ R. F. Stoner
                                       --------------------------------------
                                           R. F. Stoner
                                           Senior Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

Date:  March 24, 1995             *By  /s/ R. F. Stoner
                                       --------------------------------------
                                           R. F. Stoner
                                           Attorney-in-Fact

                       INDEX TO FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULE

                     Kelly Services, Inc. and Subsidiaries



                                                            Page Reference
                                                             in Report on
                                                               Form 10-K
                                                            --------------

Report of Independent Accountants                                  15

Balance Sheets at January 1, 1995, January 2, 1994
  and January 3, 1993                                              16

Statements of Earnings for the three fiscal years ended
  January 1, 1995                                                  17

Statements of Cash Flows for the three fiscal years ended
  January 1, 1995                                                  18

Statements of Stockholders' Equity for the three fiscal
  years ended January 1, 1995                                      19

Notes to Financial Statements                                   20 - 24


Financial Statement Schedule -

  Schedule II - Valuation Reserves                                 25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Kelly Services, Inc.


In our opinion, the accompanying consolidated financial statements as listed in Item 14(a) 1 and 2 of this Form 10-K present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 1, 1995, January 2, 1994 and January 3, 1993, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Detroit, Michigan
February 1, 1995

                                         -16-

                                    BALANCE SHEETS
                        Kelly Services, Inc. and Subsidiaries
                                                     1994         1993         1992
                                                  ----------   ----------   ----------
                                                      (In thousands of dollars)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . .    $  49,207    $  36,020    $  29,700
  Short-term investments . . . . . . . . . . .      142,723      144,988      154,602
  Accounts receivable, less allowances of
    $5,660, $4,735 and $3,325, respectively. .      307,478      248,161      209,045
  Prepaid expenses and other current assets. .       27,018       17,881       15,225
                                                  ----------   ----------   ----------
       Total current assets. . . . . . . . . .      526,426      447,050      408,572

Property and Equipment
  Land and buildings . . . . . . . . . . . . .       34,044       29,882       23,794
  Equipment, furniture and leasehold
    improvements . . . . . . . . . . . . . . .       90,868       82,227       83,475
  Accumulated depreciation . . . . . . . . . .      (54,731)     (43,827)     (37,920)
                                                  ----------   ----------   ----------
       Total property and equipment. . . . . .       70,181       68,282       69,349


Intangibles and Other Assets . . . . . . . . .       45,491       26,768       18,154
                                                  ----------   ----------   ----------
Total Assets . . . . . . . . . . . . . . . . .    $ 642,098    $ 542,100    $ 496,075
                                                  ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable . . . . . . . . . . . . . .    $  33,716    $  24,621    $  13,100
  Payroll and related taxes  . . . . . . . . .      102,911       68,451       53,986
  Accrued insurance. . . . . . . . . . . . . .       57,390       51,841       48,855
  Income and other taxes . . . . . . . . . . .       16,565       10,968       12,875
                                                  ----------   ----------   ----------
       Total current liabilities . . . . . . .      210,582      155,881      128,816

Stockholders' Equity
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,507
      in 1994, 36,507 in 1993 and 29,195
      in 1992  . . . . . . . . . . . . . . . .       36,507       36,507       29,195
    Class B common stock, shares issued 3,609
      in 1994, 3,609 in 1993 and 2,898
      in 1992  . . . . . . . . . . . . . . . .        3,609        3,609        2,898
  Treasury stock, at cost
    Class A common stock, 2,153 shares in
      1994, 2,361 in 1993 and 1,928 in 1992. .       (6,186)      (6,702)      (6,736)
  Paid-in capital. . . . . . . . . . . . . . .        5,868          679        3,629
  Earnings invested in the business. . . . . .      391,718      352,126      338,273
                                                  ----------   ----------   ----------
       Total stockholders' equity. . . . . . .      431,516      386,219      367,259
                                                  ----------   ----------   ----------
Total Liabilities and Stockholders' Equity . .    $ 642,098    $ 542,100    $ 496,075
                                                  ==========   ==========   ==========

See accompanying Notes to Financial Statements.

                                               -17-

                                      STATEMENTS OF EARNINGS
                              Kelly Services, Inc. and Subsidiaries
                                                                                           (1)
                                                        1994            1993            1992
                                                    -------------   -------------   -------------
                                                  (In thousands of dollars except per share items)
Sales of services. . . . . . . . . . . . . . . .     $ 2,362,561     $ 1,954,534     $ 1,712,726

Cost of services . . . . . . . . . . . . . . . .       1,899,552       1,573,797       1,372,387
                                                     ------------    ------------    ------------
Gross profit . . . . . . . . . . . . . . . . . .         463,009         380,737         340,339

Selling, general and administrative expenses . .         371,262         316,838         289,114
                                                     ------------    ------------    ------------
Earnings from operations . . . . . . . . . . . .          91,747          63,899          51,225

Interest income  . . . . . . . . . . . . . . . .           6,710           6,960           9,800
                                                     ------------    ------------    ------------
Earnings before income taxes . . . . . . . . . .          98,457          70,859          61,025

Income taxes:
  Federal  . . . . . . . . . . . . . . . . . . .          29,915          20,595          16,840
  State and other  . . . . . . . . . . . . . . .           7,485           5,705           4,960
                                                     ------------    ------------    ------------
Total income taxes . . . . . . . . . . . . . . .          37,400          26,300          21,800
                                                     ------------    ------------    ------------
Net earnings . . . . . . . . . . . . . . . . . .     $    61,057     $    44,559     $    39,225
                                                     ============    ============    ============

Earnings per share . . . . . . . . . . . . . . .           $1.61           $1.18           $1.04

Dividends per share  . . . . . . . . . . . . . .           $ .70           $ .63           $ .58

Average shares outstanding (thousands) . . . . .          37,956          37,728          37,668

See accompanying Notes to Financial Statements.
(1) Fiscal year included 53 weeks.

                                           -18-

                                STATEMENTS OF CASH FLOWS
                          Kelly Services, Inc. and Subsidiaries

                                                                                         (1)
                                                        1994           1993           1992
                                                     ---------      ---------      ---------
                                                           (In thousands of dollars)
Cash flows from operating activities
  Net earnings . . . . . . . . . . . . . . . . . .   $ 61,057       $ 44,559       $ 39,225
  Noncash adjustments:
    Depreciation . . . . . . . . . . . . . . . . .     17,309         16,614         13,977
    Changes in certain working capital components.    (11,000)       (16,300)       (41,023)
                                                     ---------      ---------      ---------
      Net cash from operating activities . . . . .     67,366         44,873         12,179


Cash flows from investing activities
  Capital expenditures . . . . . . . . . . . . . .    (18,433)       (16,056)       (32,449)
  Short-term investments . . . . . . . . . . . . .      2,265          9,614         31,571
  Increase in intangibles and other assets . . . .    (11,814)        (9,296)        (2,419)
                                                     ---------      ---------      ---------
      Net cash from investing activities . . . . .    (27,982)       (15,738)        (3,297)


Cash flows from financing activities
  Dividend payments. . . . . . . . . . . . . . . .    (26,570)       (23,846)       (21,999)
  Exercise of stock options. . . . . . . . . . . .        373          1,049          1,617
  Fractional shares paid . . . . . . . . . . . . .        --             (18)           --
  Purchase of treasury stock . . . . . . . . . . .        --             --             (83)
                                                     ---------      ---------      ---------
      Net cash from financing activities . . . . .    (26,197)       (22,815)       (20,465)


Net change in cash and equivalents . . . . . . . .     13,187          6,320        (11,583)
Cash and equivalents at beginning of year. . . . .     36,020         29,700         41,283
                                                     ---------      ---------      ---------

Cash and equivalents at end of year. . . . . . . .   $ 49,207       $ 36,020       $ 29,700
                                                     =========      =========      =========

See accompanying Notes to Financial Statements.
(1) Fiscal year included 53 weeks.

                                           -19-

                            STATEMENTS OF STOCKHOLDERS' EQUITY
                           Kelly Services, Inc. and Subsidiaries

                                                                                        (1)
                                                        1994          1993          1992
                                                     ----------    ----------    ----------
                                                           (In thousands of dollars)
Capital Stock
  Class A common stock
    Balance at beginning of year . . . . . . . .      $ 36,507      $ 29,195      $ 29,187
    Five-for-four stock split. . . . . . . . . .           --          7,301           --
    Conversions from Class B . . . . . . . . . .           --             11             8
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        36,507        36,507        29,195

  Class B common stock
    Balance at beginning of year . . . . . . . .         3,609         2,898         2,906
    Five-for-four stock split. . . . . . . . . .           --            722           --
    Conversions to Class A . . . . . . . . . . .           --            (11)           (8)
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .         3,609         3,609         2,898

Treasury Stock
    Balance at beginning of year . . . . . . . .        (6,702)       (6,736)       (6,462)
    Treasury stock issued for acquisition. . . .           529           --            --
    Exercise of stock options. . . . . . . . . .           (13)          34           (191)
    Purchase of treasury stock . . . . . . . . .           --            --            (83)
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        (6,186)       (6,702)       (6,736)

Paid-in Capital
    Balance at beginning of year . . . . . . . .           679         3,629         1,821
    Treasury stock issued for acquisition. . . .         4,803           --            --
    Exercise of stock options. . . . . . . . . .           386         1,015         1,808
    Five-for-four stock split. . . . . . . . . .           --         (3,965)          --
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .         5,868           679         3,629

Earnings Invested in the Business
    Balance at beginning of year . . . . . . . .       352,126       338,273       327,505
    Net earnings . . . . . . . . . . . . . . . .        61,057        44,559        39,225
    Cash dividends . . . . . . . . . . . . . . .       (26,570)      (23,846)      (21,999)
    Five-for-four stock split. . . . . . . . . .           --         (4,058)          --
    Fractional shares paid . . . . . . . . . . .           --            (18)          --
    Equity adjustment for foreign currency
      translation; cumulative charge of $1,408
      in 1994, $6,513 in 1993 and $3,729 in
      1992 . . . . . . . . . . . . . . . . . . .         5,105        (2,784)       (6,458)
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .       391,718       352,126       338,273

Stockholders' Equity at end of year. . . . . . .      $431,516      $386,219      $367,259
                                                      =========     =========     =========

See accompanying Notes to Financial Statements.
(1) Fiscal year included 53 weeks.

                         NOTES TO FINANCIAL STATEMENTS
                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 1, 1995 (1994), January 2, 1994
(1993) and January 3, 1993 (1992). The fiscal years 1994 and 1993 were 52-week periods and fiscal 1992 was a 53-week period.

     The Company operates in the single industry segment of providing temporary help services to a diversified group of customers.

     The financial statements consolidate the accounts and operations of the Company and its subsidiaries, all of which are wholly owned, after elimination of all intercompany accounts and transactions. The accounts of the Company's international operations are translated at appropriate rates of exchange. International operations are conducted in Canada, Europe, Australia, New Zealand and Mexico. Sales of these operations totaled $357,000 in 1994, $235,000 in 1993 and $225,000 in 1992; operating profit totaled $4,500 in 1994 and operating losses totaled $2,500 in 1993 and $5,600 in 1992. Identifiable assets are $117,600, $70,900 and $69,300 at the end of 1994, 1993 and 1992, respectively.

     Certain prior year amounts have been reclassified to conform with the current presentation.

CURRENT ASSETS

     Cash and equivalents are stated at cost, which approximates market. Included are highly liquid debt instruments with original maturities of three months or less.

     Short-term investments are debt instruments having original maturities of more than three months. Approximately 80% are federal, state and local government obligations and $119,000 are due within one year. The balance is due within two years and is available for sale. The difference between carrying amounts and market is not material at January 1, 1995.


PROPERTY AND EQUIPMENT

     Properties are stated at cost and include expenditures for additions and major improvements. Fully depreciated assets are eliminated from the accounts. For financial reporting purposes, assets are depreciated over their estimated useful lives, principally by the straight-line method.

     The Company conducts its field operations primarily from leased facilities. The following are future minimum lease commitments for the five-year period commencing in 1995: $25,700, $19,600, $14,300, $9,300 and
$5,800.  Lease expense for 1994, 1993, and 1992 amounted to $26,700, $24,900, and $24,400, respectively.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)


INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets include $34,500, $17,900 and $12,100 of intangibles at year-end 1994, 1993 and 1992, respectively. These intangible assets represent primarily the excess of cost over net assets of businesses acquired, amortized over periods not exceeding 40 years. Other assets include deposits and cash values of life insurance on the lives of officers and key employees.

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

     In May 1993, the Board of Directors declared a five-for-four split of the Class A and Class B common stock. At the same time, the stockholders approved an increase in the number of authorized Class A shares to 100,000,000, from 50,000,000. All per share and share data in the accompanying financial statements and notes have been restated to give effect to stock splits.

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

     The Plan provides that the maximum number of shares available for grants is five percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years.

     During 1994, restricted awards totaling 53,000 shares were granted under the Plan and remain outstanding. No SARs or performance awards were granted in 1994.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)


The combined 1994 activity under the two plans identified above is as follows:

                                           Number of           Exercise
                                            Class A           Price Range
     Activity                               Shares             Per Share
     -----------------------------         ---------        ---------------

     Outstanding at beginning
       of year . . . . . . . . . .          455,358         $21.92 - $33.80
     Granted . . . . . . . . . . .          307,929         $24.50 - $30.25
     Exercised . . . . . . . . . .          (19,150)        $21.92 - $24.80
     Cancelled . . . . . . . . . .          (46,123)        $24.75 - $33.80
                                            --------
     Outstanding at end of year. .          698,014         $22.60 - $33.80
                                            ========

     At the end of 1994, 1,060,947 shares were available for future grants.

RETIREMENT BENEFITS

     The Company provides a qualified defined contribution plan covering substantially all full-time employees, except officers and certain other management employees. Upon approval by the Board of Directors, a contribution based on eligible wages is funded annually. The plan offers a savings feature with Company matching contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.

     A nonqualified defined contribution plan is provided for officers and certain other management employees. Upon approval by the Board of Directors, a contribution based on eligible wages is set aside annually. This plan also includes provisions for salary deferrals and Company matching contributions.

     The total amounts provided for retirement benefits amounted to $3,916 in 1994, $3,430 in 1993 and $3,365 in 1992.

INCOME TAXES

     In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material.

                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)


     The following summarizes the differences between income taxes for financial reporting purposes and the United States statutory tax rate for the years 1994, 1993 and 1992.

                                                 1994      1993      1992
                                                 ----      ----      ----

     Statutory rate . . . . . . . . . . . .      35.0%     35.0%     34.0%
     State and local taxes, net of
       federal benefit. . . . . . . . . . .       4.9       5.2       5.4
     Tax exempt income and other tax
       credits. . . . . . . . . . . . . . .      (2.2)     (2.6)     (4.1)
     Other. . . . . . . . . . . . . . . . .       0.3      (0.5)      0.4
                                                 -----     -----     -----

     Effective tax rate . . . . . . . . . .      38.0%     37.1%     35.7%
                                                 =====     =====     =====

     Deferred taxes are provided for the effect of temporary differences between financial and tax reporting. These differences are related principally to depreciation, benefit plan costs and provision for workers' compensation claims.

     In 1992 the Internal Revenue Service (IRS) proposed the imposition of an accumulated earnings tax totaling $49 million for 1988, 1989 and 1990 in connection with an audit of the Company's consolidated federal tax liability. The proposed amount has been subsequently reduced to $11 million. The Company believes there is no factual or legal basis for the imposition of any accumulated earnings tax and that the Company is fully justified in making provision to meet the present and future needs of its expanding business operations. The Company is defending its position through the IRS appeal process and into the courts if necessary. In the opinion of the Company, the ultimate resolution of this issue will not materially affect its financial statements.

     The Company paid income taxes of $43,300 in 1994, $34,800 in 1993 and $21,402 in 1992.

                                             -24-

                           NOTES TO FINANCIAL STATEMENTS (continued)
                             Kelly Services, Inc. and Subsidiaries


SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                               First         Second        Third         Fourth
                              Quarter       Quarter       Quarter       Quarter         Year
                              -------       -------       -------       -------      ----------
                                    (In thousands of dollars except per share items)
Sales of services
  1994 . . . . . . . . .     $530,191      $570,813      $630,196      $631,361      $2,362,561
  1993 . . . . . . . . .      450,654       482,034       517,585       504,261       1,954,534
  1992 . . . . . . . . .      374,538       413,182       450,061       474,945       1,712,726

Cost of services
  1994 . . . . . . . . .      428,374       461,093       505,668       504,417       1,899,552
  1993 . . . . . . . . .      364,724       388,906       416,904       403,263       1,573,797
  1992 . . . . . . . . .      298,270       332,458       361,835       379,824       1,372,387

Selling, general and
 administrative
  1994 . . . . . . . . .       88,424        88,111        95,070        99,657         371,262
  1993 . . . . . . . . .       77,196        79,178        79,541        80,923         316,838
  1992 . . . . . . . . .       69,440        69,965        72,843        76,866         289,114

Net earnings
  1994 . . . . . . . . .        9,233        14,420        19,289        18,115          61,057
  1993 . . . . . . . . .        6,879        10,009        14,028        13,643          44,559
  1992 . . . . . . . . .        6,209         8,505        11,411        13,100          39,225

Earnings per share
  1994 . . . . . . . . .          .24           .38           .51           .48            1.61
  1993 . . . . . . . . .          .18           .27           .37           .36            1.18
  1992 . . . . . . . . .          .16           .23           .30           .35            1.04

Dividends per share
  1994 . . . . . . . . .         .160          .180          .180          .180            .700
  1993 . . . . . . . . .         .152          .160          .160          .160            .632
  1992 . . . . . . . . .         .144          .144          .144          .152            .584



                                                       -25-


                                         SCHEDULE II - VALUATION RESERVES
                                       Kelly Services, Inc. and Subsidiaries
                                                  JANUARY 1, 1995
                                             (In thousands of dollars)

                                                                  Additions
                                                          ------------------------
                                            Balance at                  Charged to    Deductions -
                                            beginning     Charged to      other       uncollectible    Balance at
                                              of year     costs and      accounts       accounts          end
                                                (B)        expenses        (A)             (B)           of year
                                            ----------    ----------    ----------    -------------    ----------
Description
-----------

Fifty-two weeks ended January 1, 1995:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts           $4,735        $4,005        $280          $3,360           $5,660
                                               ======        ======        ====          ======           ======
Fifty-two weeks ended January 2, 1994:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts           $3,325        $4,345         --           $2,935           $4,735
                                               ======        ======                      ======           ======

Fifty-three weeks ended January 3, 1993:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts           $2,730        $4,115         --           $3,520           $3,325
                                               ======        ======                      ======           ======

(A)  Allowance of companies acquired.
(B)  Certain amounts have been reclassified
      to conform with the current presentation.


                                           -26-

                                     INDEX TO EXHIBITS
                                   REQUIRED BY ITEM 601,
                                      REGULATION S-K

Exhibit
  No.                                 Description                                    Page
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

   10.3 Kelly Services, Inc. 1982 Incentive Stock Option Plan. (Reference is made to Exhibit 10.3 to the Form 10-K for the fiscal year ended January 2, 1994, filed with the Commission in March, 1994, which is incorporated herein by reference.)

   10.4 Kelly Services, Inc. Performance Incentive Plan. (Reference is made to Appendix to the Definitive Proxy for the fiscal year ended
            December 30, 1991, filed with the Commission in April, 1992, which is incorporated herein by reference).

   11       Additional Earnings Per Share Information.                               1
                                                                               (Document 2)

   21       Subsidiaries of Registrant.                                              1
                                                                               (Document 3)

   23       Consent of Independent Accountants.                                      1
                                                                               (Document 4)

   24       Powers of Attorney.                                                      1
                                                                               (Document 5)

   27       Financial Data Schedule                                                  1
                                                                               (Document 6)
