Form 10-Q
period 1995-04-02
KELLY SERVICES INC
filed 1995-05-12
CIK 55135

                          Index to Exhibits on page 11
                                      - 1 -

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1995

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At May 8, 1995, 34,381,970 shares of Class A and 3,598,657 shares of Class B common stock of the Registrant were outstanding.

            KELLY SERVICES, INC. AND SUBSIDIARIES



                                                        Page
                                                       Number
                                                       ------

PART I.  FINANCIAL INFORMATION

      Statements of Earnings                               3

      Balance Sheets                                       4

      Statements of Stockholders' Equity                   5

      Statements of Cash Flows                             6

      Management's Discussion and
        Analysis of Results of
        Operations and Financial
        Condition                                          7



PART II.  OTHER INFORMATION                                9

      Signature                                           10

      Index to Exhibits Required by
        Item 601, Regulation S-K                          11

                                                    - 3 -

                                   KELLY SERVICES, INC. AND SUBSIDIARIES

                                          STATEMENTS OF EARNINGS
                                                (UNAUDITED)
                             (In thousands of dollars except per share items)

                                                    13 Weeks Ended
                                            ------------------------------
                                            April 2, 1995    April 3, 1994
                                            -------------    -------------
                Sales of services              $620,685         $530,191

                Cost of services                498,667          428,374
                                               --------         --------

                Gross profit                    122,018          101,817

                Selling, general and
                  administrative expenses       104,305           88,424
                                               --------         --------

                Earnings from operations         17,713           13,393

                Interest income                   2,389            1,505
                                               --------         --------

                Earnings before income taxes     20,102           14,898
                                               --------         --------
                Income taxes:
                  Federal                         6,390            4,520
                  State and other                 1,450            1,145
                                               --------         --------
                Total income taxes                7,840            5,665
                                               --------         --------
                Net earnings                   $ 12,262         $  9,233
                                               ========         ========

                Earnings per share                 $.32             $.24

                Dividends per share                $.18             $.16

                Average shares outstanding
                 (thousands)                     37,967           37,947




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

         BALANCE SHEETS AS OF APRIL 2, 1995 AND JANUARY 1, 1995
                               (UNAUDITED)
                        (In thousands of dollars)
ASSETS                                           1995           1994
- ------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 60,688       $ 49,207
  Short-term investments                        155,440        142,723
  Accounts receivable, less
    allowances of $7,570 and
    $5,660, respectively                        314,079        307,478
  Prepaid expenses and other
    current assets                               26,592         27,018
                                               ---------      ---------
  Total current assets                          556,799        526,426

PROPERTY AND EQUIPMENT:
  Land and buildings                             34,561         34,044
  Equipment, furniture and
    leasehold improvements                       96,176         90,868
  Accumulated depreciation                      (59,841)       (54,731)
                                               ---------      ---------
  Total property and equipment                   70,896         70,181

INTANGIBLES AND OTHER ASSETS                     47,351         45,491
                                               ---------      ---------

TOTAL ASSETS                                   $675,046       $642,098
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 33,501       $ 33,716
  Payroll and related taxes                     119,753        102,911
  Accrued insurance                              57,573         57,390
  Income and other taxes                         21,517         16,565
                                               ---------      ---------
  Total current liabilities                     232,344        210,582
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,139 shares in
    1995 and 2,153 shares in 1994,
    respectively, at cost                        (6,216)        (6,186)
  Paid-in capital                                 6,210          5,868
  Earnings invested in the business             402,592        391,718
                                               ---------      ---------
  Total stockholders' equity                    442,702        431,516
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $675,046       $642,098
                                               =========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended
                                           ----------------------------
                                           April 2, 1995   April 3, 1994
                                           -------------   -------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,507        $ 36,507
    Conversions from Class B                        3             --
                                             ---------       ---------
    Balance at end of period                   36,510          36,507

  Class B common stock
    Balance at beginning of period              3,609           3,609
    Conversions to Class A                         (3)            --
                                             ---------       ---------
    Balance at end of period                    3,606           3,609

Treasury Stock
  Balance at beginning of period               (6,186)         (6,702)
  Exercise of stock options                       (30)             20
  Treasury stock issued for acquisition           --              529
                                             ---------       ---------
  Balance at end of period                     (6,216)         (6,153)

Paid-in Capital
  Balance at beginning of period                5,868             679
  Exercise of stock options                       342             146
  Treasury stock issued for acquisition           --            4,803
                                             ---------       ---------
  Balance at end of period                      6,210           5,628

Earnings Invested in the Business
  Balance at beginning of period              391,718         352,126
  Net earnings                                 12,262           9,233
  Cash dividends                               (6,834)         (6,072)
  Equity adjustment for foreign
    currency translation (cumulative
    credit of $4,038 in 1995 and
    charge of $6,581 in 1994)                   5,446             (68)
                                             ---------       ---------
  Balance at end of period                    402,592         355,219

Stockholders' Equity at end of period        $442,702        $394,810
                                             =========       =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
        FOR THE 13 WEEKS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                       (In thousands of dollars)


                                                1995            1994
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                 $12,262         $ 9,233
  Noncash adjustments:
    Depreciation                                 5,110           4,217
    Changes in certain working capital
      components                                18,515           3,605
                                               --------        --------
      Cash from operating activities            35,887          17,055
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                          (4,995)         (3,544)
  Short-term investments                       (12,717)         (3,629)
  Increase in intangibles and other assets        (172)           (243)
                                               --------        --------
      Cash from investing activities           (17,884)         (7,416)
                                               --------        --------

Cash flows from financing activities:
  Dividend payments                             (6,834)         (6,072)
  Exercise of stock options                        312             166
                                               --------        --------
      Net cash from financing activities        (6,522)         (5,906)
                                               --------        --------

Net change in cash and equivalents              11,481           3,733
Cash and equivalents at beginning
  of period                                     49,207          36,020
                                               --------        --------
Cash and equivalents at end of period          $60,688         $39,753
                                               ========        ========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

First Quarter

Sales of services in the first quarter of 1995 totaled $620,685,000, an increase of 17.1% from the same period in 1994. This increase reflected growth in both domestic and international sales and the inclusion of 1994 acquisitions.

Cost of services, consisting of payroll and related costs of temporary employees, increased 16.4% in the first quarter as compared to the same period in 1994. Average hourly payroll costs increased 7% over 1994 due to inflation and business mix.

The gross profit rate of 19.7% in the first quarter was .5 percentage points higher than the previous year. Continued improvement in U.S. temporary help margins has helped to offset pricing pressures in certain European countries.

Selling, general, and administrative expenses of $104,305,000 in the first quarter increased 18.0% from the same period in 1994. This increase was due to the higher level of business activity, new programs and operating expenses incurred by new acquisitions.

Earnings before taxes were $20,102,000, an increase of 34.9% compared to the pretax earnings for the same period in 1994. The pretax margin was 3.2% compared to 2.8% in the first quarter of 1994. Income taxes as a percentage of pretax earnings were 39.0%, 1.0 percentage point more than the rate applicable to the first quarter of 1994. The 1995 rate reflected the impact of the discontinuation of the targeted jobs tax credit program by the U.S. Government.

Net earnings were $12,262,000 in the first quarter of 1995, compared to $9,233,000 in 1994, an increase of 32.8%. Earnings per share were $.32 compared to the $.24 earned in the same period last year.

Financial Condition

Assets totaled $675,046,000 at April 2, 1995, an increase of 5% over the $642,098,000 at January 1, 1995. Working capital increased
$8,611,000 in the first quarter.

The quarterly dividend rate applicable to Class A and Class B shares was $.18 and $.16 per share in the first quarters of 1995 and 1994, respectively.

The Company believes it is in a sound financial position to fully meet its current working capital needs and its longer term capital requirements.

      --------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional Services, Inc., Kelly Services (Canada), Ltd., Les Services Kelly (Quebec) Inc., Lenore Simpson Personnel, Ltd., Societe Services Kelly, Kelly Professional Services (France), Inc., Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., OK Personnel Service Holding SA, Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly Pinpoint, Inc. and Your Staff, Inc.

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period in this filing.

                 PART II.  OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8-K.
                 ---------------------------------

            (a)  See Index to Exhibits required by Item 601,
                 Regulation S-K, set forth on page 11 of this filing.

            (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURE








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                KELLY SERVICES, INC.

Date:  May 12, 1995

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