Form 10-Q
period 1995-07-02
KELLY SERVICES INC
filed 1995-08-15
CIK 55135

                                      - 1 -
                          Index to Exhibits on page 13


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 1995

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At August 7, 1995, 34,398,359 shares of Class A and 3,598,657 shares of Class B common stock of the Registrant were outstanding.

            KELLY SERVICES, INC. AND SUBSIDIARIES



                                                        Page
                                                       Number
                                                       ------

PART I.  FINANCIAL INFORMATION

      Statements of Earnings                               3

      Balance Sheets                                       4

      Statements of Stockholders' Equity                   5

      Statements of Cash Flows                             6

      Management's Discussion and
        Analysis of Results of
        Operations and Financial
        Condition                                          7



PART II.  OTHER INFORMATION                               10

      Signature                                           12

      Index to Exhibits Required by
        Item 601, Regulation S-K                          13

                                                 - 3 -

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended                     26 Weeks Ended
                                    ------------------------------     ------------------------------
                                    July 2, 1995     July 3, 1994      July 2, 1995     July 3, 1994
                                    -------------    -------------     -------------    -------------
     Sales of services                 $652,417         $570,813         $1,273,102        $1,101,004

     Cost of services                   519,739          461,093          1,018,406           889,467
                                       --------         --------         ----------        ----------

     Gross profit                       132,678          109,720            254,696           211,537

     Selling, general and
       administrative expenses          107,789           88,111            212,094           176,535
                                       --------         --------         ----------        ----------

     Earnings from operations            24,889           21,609             42,602            35,002

     Interest income                      2,321            1,666              4,710             3,171
                                       --------         --------         ----------        ----------

     Earnings before income taxes        27,210           23,275             47,312            38,173
                                       --------         --------         ----------        ----------
     Income taxes:
       Federal                            8,505            7,000             14,895            11,520
       State and other                    2,045            1,855              3,495             3,000
                                       --------         --------         ----------        ----------
     Total income taxes                  10,550            8,855             18,390            14,520
                                       --------         --------         ----------        ----------
     Net earnings                      $ 16,660         $ 14,420         $   28,922        $   23,653
                                       ========         ========         ==========        ==========

     Earnings per share                    $.44             $.38               $.76              $.62

     Dividends per share                   $.20             $.18               $.38              $.34

     Average shares outstanding
       (thousands)                       37,987           37,955             37,977            37,951




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

          BALANCE SHEETS AS OF JULY 2, 1995 AND JANUARY 1, 1995
                               (UNAUDITED)
                        (In thousands of dollars)
ASSETS                                           1995           1994
------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 50,963       $ 49,207
  Short-term investments                        114,388        142,723
  Accounts receivable, less
    allowances of $8,065 and
    $5,660, respectively                        347,114        307,478
  Prepaid expenses and other
    current assets                               26,231         27,018
                                               ---------      ---------
  Total current assets                          538,696        526,426

PROPERTY AND EQUIPMENT:
  Land and buildings                             35,026         34,044
  Equipment, furniture and
    leasehold improvements                      105,883         90,868
  Accumulated depreciation                      (64,639)       (54,731)
                                               ---------      ---------
  Total property and equipment                   76,270         70,181

INTANGIBLES AND OTHER ASSETS                     61,539         45,491
                                               ---------      ---------

TOTAL ASSETS                                   $676,505       $642,098
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 35,291       $ 33,716
  Payroll and related taxes                     121,724        102,911
  Accrued insurance                              55,650         57,390
  Income and other taxes                         12,227         16,565
                                               ---------      ---------
  Total current liabilities                     224,892        210,582
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,121 shares in
    1995 and 2,153 shares in 1994,
    respectively, at cost                        (6,181)        (6,186)
  Paid-in capital                                 6,638          5,868
  Earnings invested in the business             411,040        391,718
                                               ---------      ---------
  Total stockholders' equity                    451,613        431,516
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $676,505       $642,098
                                               =========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended                   26 Weeks Ended
                                           ----------------------------      -----------------------------
                                           July 2, 1995    July 3, 1994      July 2, 1995     July 3, 1994
                                           ------------    ------------      ------------     ------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,510        $ 36,507          $ 36,507         $ 36,507
    Conversions from Class B                        1             --                  4               --
                                             ---------       ---------         ---------        ---------
    Balance at end of period                   36,511          36,507            36,511           36,507

  Class B common stock
    Balance at beginning of period              3,606           3,609             3,609            3,609
    Conversions to Class A                         (1)            --                 (4)              --
                                             ---------       ---------         ---------        ---------
    Balance at end of period                    3,605           3,609             3,605            3,609

Treasury Stock
  Balance at beginning of period               (6,216)         (6,153)           (6,186)          (6,702)
  Restricted stock awards                          35              --                35               --
  Exercise of stock options                        --              15               (30)              35
  Treasury stock issued for acquisition            --              --                --              529
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     (6,181)         (6,138)           (6,181)          (6,138)

Paid-in Capital
  Balance at beginning of period                6,210           5,628             5,868              679
  Restricted stock awards                         297              --               297               --
  Exercise of stock options                       131             108               473              254
  Treasury stock issued for acquisition            --              --                --            4,803
                                             ---------       ---------         ---------        ---------
  Balance at end of period                      6,638           5,736             6,638            5,736

Earnings Invested in the Business
  Balance at beginning of period              402,592         355,219           391,718          352,126
  Net earnings                                 16,660          14,420            28,922           23,653
  Cash dividends                               (7,599)         (6,832)          (14,433)         (12,904)
  Equity adjustment for foreign
    currency translation (cumulative
    credit of $3,425 in 1995 and
    charge of $4,512 in 1994)                    (613)          2,069             4,833            2,001
                                             ---------       ---------         ---------        ---------
  Balance at end of period                    411,040         364,876           411,040          364,876

Stockholders' Equity at end of period        $451,613        $404,590          $451,613         $404,590
                                             =========       =========         =========        =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
         FOR THE 26 WEEKS ENDED JULY 2, 1995 AND JULY 3, 1994
                       (In thousands of dollars)


                                                1995            1994
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                 $28,922         $23,653
  Noncash adjustments:
    Depreciation                                 9,908           8,603
    Changes in certain working capital
      components                               (21,891)         (4,018)
                                               --------        --------
      Net cash from operating activities        16,939          28,238
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                         (15,260)         (7,759)
  Short-term investments                        28,335             201
  Increase in intangibles and other assets     (14,600)         (1,294)
                                               --------        --------
      Net cash from investing activities        (1,525)         (8,852)
                                               --------        --------

Cash flows from financing activities:
  Dividend payments                            (14,433)        (12,904)
  Exercise of stock options and
    restricted stock awards                        775             289
                                               --------        --------
      Net cash from financing activities       (13,658)        (12,615)
                                               --------        --------

Net change in cash and equivalents               1,756           6,771
Cash and equivalents at beginning
  of period                                     49,207          36,020
                                               --------        --------
Cash and equivalents at end of period          $50,963         $42,791
                                               ========        ========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

Second Quarter

Sales of services in the second quarter of 1995 totaled $652,417,000, an increase of 14.3% from the same period in 1994. Modest growth in domestic sales, at less than 10% over the same period in 1994, reflected slowed economic conditions in the United States economy and management's continued challenging of low yielding, higher risk light industrial business. International sales continued to grow at double digit rates and benefited from the inclusion of OK Personnel Service Holding SA in Switzerland, purchased in July, 1994.

Cost of services, consisting of payroll and related costs of employees assigned to customers, increased 12.7% in the second quarter as compared to the same period in 1994. Average hourly wages and related costs increased over 6.0% from 1994 due to inflation and a shift in business mix toward higher margin service lines.

Gross profit of $132,678,000 was 20.9% higher than 1994 due to both increased volume and gross profit rates which, combined, averaged 20.3% compared to 19.2% in 1994. This increased rate of gross profit was related principally to a greater mix of sales in higher margin service lines, such as office and technical. Strong growth of international sales carrying higher gross profit rates also contributed to the overall increase in margins.

Selling, general and administrative expenses were $107,789,000 in the second quarter, an increase of 22.3% over the same period in 1994.
This increase resulted largely from expected growth in business activity, inclusion of newly acquired operations, and continued aggressive investments in new service lines and programs, which promote and improve service quality and customer satisfaction.

Earnings before income taxes were $27,210,000, an increase of 16.9%, compared to pretax earnings of $23,275,000 for the same period in 1994. The pretax margin was 4.2%, a .1 percentage point gain over the second quarter of 1994. The increased gross profit rate on sales and volume increases were the principal reasons for the improvement in pretax earnings when compared to the second quarter of 1994.

Income taxes were 38.8% of pretax income, which was a .8 percentage point increase over the applicable tax rate for the second quarter of 1994, due to reduced credits available from the U.S. targeted jobs tax credit program. The program was discontinued effective January 1, 1995.

Net earnings were $16,660,000 in the second quarter of 1995, an increase of 15.5% over the second quarter of 1994. Earnings per share were $.44 compared to the $.38 in the same period last year.

The quarter included the results of operations of The Wallace Law
Registry, Inc., acquired on April 28, 1995. The transaction was accounted for as a purchase and was not material.



Year-to-Date


Sales of services totaled $1,273,102,000 during the first six months of 1995, an increase of 15.6% over 1994. This increase reflects continued growth in the volume of domestic and especially international sales, particularly in Europe. Sales of OK Personnel Service Holding SA in Switzerland (completed July, 1994) and The Wallace Law Registry, Inc. (purchased as of April, 1995) are included with 1995 sales.

Cost of services of $1,018,406,000 was 14.5% higher than last year, reflecting volume growth, acquisitions, modest inflationary increases in hourly payroll costs and a shift towards higher margin service lines.

The gross profit increased 20.4% in 1995 due to increased sales volume, acquisitions, and a rate of gross profit that averaged 20.0% for the first half of 1995 compared to the 19.2% rate of 1994. This change reflects the increased mix of business in higher margin service lines such as office and technical, plus strong first half sales growth in international operations.

Selling, general and administrative expenses of $212,094,000 were 20.1% higher than last year, reflecting higher business activity, the acquisition of new businesses and investments in new programs.

Earnings before taxes were $47,312,000, an increase of 23.9% over 1994. These earnings averaged a pretax margin of 3.7%, or .2 percentage point improvement over 1994. Income taxes were 38.9% of pretax earnings and were .9 percentage point higher than last year's first half income tax rate. As explained above, the elimination of the U.S. targeted jobs tax credit, effective January 1, 1995, is the principal reason for this rate increase.

Net earnings were $28,922,000, or 22.3% higher than the first six months of 1994. Earnings per share were $.76 compared to $.62 last year.

Financial Condition

Assets totaled $676,505,000 at July 2, 1995, an increase of 5% over the $642,098,000 at January 1, 1995. Working capital decreased $2,040,000 during the half-year period. The current ratio was 2.4 at July 2, 1995, a decline of .1 percentage point since January 1. Increased business activity and capital expenditures, including the acquisition during the second quarter of 1995 described above, accounted for the change. Enhancements to automated systems in all branches continue to be made and were a major element of capital spending.

The quarterly dividend rate applicable to Class A and Class B common shares outstanding was increased to $.20 per share in the second quarter of 1995. This compares to a dividend rate of $.18 per share in the second quarter of 1994.

Management believes the financial condition of the Company continues to be exceptionally strong, which enables it to fund working capital requirements and longer-term growth opportunities from internal resources.

      --------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly
Properties, Inc., Kelly Professional and Technical Services, Inc.,
Kelly Services (Canada), Ltd.,  Les Services Kelly (Quebec) Inc.,
Lenore Simpson Personnel, Ltd., Societe Services Kelly, Kelly Professional Services (France), Inc., Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., OK Personnel Service Holding SA, Kelly de Mexico, S.A.
de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly
Pinpoint, Inc., Your Staff, Inc. and The Wallace Law Registry, Inc.

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period in this filing.

                 PART II.  OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders.
                 ----------------------------------------------------

            (a) The annual meeting of stockholders of registrant was held May 17, 1995.

            (b) The nominees for director, as listed in the Company's proxy statement dated April 13, 1995, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

            (c) A brief description and the results of the matters voted upon at the meeting follow.

                 (1) Election of the following directors:

                                            Shares Voted    Shares Voted
                                               "For"         "Withheld"
                                            ------------    ------------

                     T. E. Adderley           3,529,373           38
                     H. E. Guenther           3,529,373           38
                     B. J. White              3,529,373           38

                 (2) Ratification of Non-employee Director Stock Award
                     Plan:

                         Shares voted "For"                3,479,367
                         Shares voted "Against"               49,327
                         Shares voted "Withheld"                 717

                 (3) Approval of standards for performance based, annual
                     incentive awards for certain executive officers under the Company's Short-Term Incentive Plan:

                         Shares voted "For"                3,475,953
                         Shares voted "Against"               46,434
                         Shares voted "Withheld"               7,024

                 (4) Ratification of the selection of Price Waterhouse LLP
                     as the Company's independent auditors:

                         Shares voted "For"                3,529,410
                         Shares voted "Against"                    1

Item 6.          Exhibits and Reports on Form 8-K.
                 ---------------------------------

            (a)  See Index to Exhibits required by Item 601,
                 Regulation S-K, set forth on page 13 of this filing.

            (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURE








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                KELLY SERVICES, INC.

Date:  August 15, 1995


                                /s/ P. K. Geiger
                                P. K. Geiger

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
  No.                          Description                       Document
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