Form 10-Q
period 1995-10-01
KELLY SERVICES INC
filed 1995-11-13
CIK 55135

                                      - 1 -
                          Index to Exhibits on page 12


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1995

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At November 6, 1995, 34,414,227 shares of Class A and 3,598,657 shares of
Class B common stock of the Registrant were outstanding.

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

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended                     39 Weeks Ended
                                    ------------------------------     ------------------------------
                                    Oct. 1, 1995     Oct. 2, 1994      Oct. 1, 1995     Oct. 2, 1994
                                    -------------    -------------     -------------    -------------
     Sales of services                 $698,453         $630,196         $1,971,555        $1,731,200

     Cost of services                   555,968          505,668          1,574,374         1,395,135
                                       --------         --------         ----------        ----------

     Gross profit                       142,485          124,528            397,181           336,065

     Selling, general and
       administrative expenses          111,125           95,070            323,219           271,605
                                       --------         --------         ----------        ----------

     Earnings from operations            31,360           29,458             73,962            64,460

     Interest income                      1,798            1,661              6,508             4,832
                                       --------         --------         ----------        ----------

     Earnings before income taxes        33,158           31,119             80,470            69,292
                                       --------         --------         ----------        ----------
     Income taxes:
       Federal                           10,285            9,440             25,180            20,960
       State and other                    2,500            2,390              5,995             5,390
                                       --------         --------         ----------        ----------
     Total income taxes                  12,785           11,830             31,175            26,350
                                       --------         --------         ----------        ----------
     Net earnings                      $ 20,373         $ 19,289         $   49,295        $   42,942
                                       ========         ========         ==========        ==========

     Earnings per share                    $.54             $.51              $1.30             $1.13

     Dividends per share                   $.20             $.18               $.58              $.52

     Average shares outstanding
       (thousands)                       38,005           37,960             37,986            37,954


                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

        BALANCE SHEETS AS OF OCTOBER 1, 1995 AND JANUARY 1, 1995
                               (UNAUDITED)
                        (In thousands of dollars)
ASSETS                                           1995           1994
------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 41,370       $ 49,207
  Short-term investments                         95,265        142,723
  Accounts receivable, less
    allowances of $8,265 and
    $5,660, respectively                        387,153        307,478
  Prepaid expenses and other
    current assets                               26,126         27,018
                                               ---------      ---------
  Total current assets                          549,914        526,426

PROPERTY AND EQUIPMENT:
  Land and buildings                             35,106         34,044
  Equipment, furniture and
    leasehold improvements                      115,480         90,868
  Accumulated depreciation                      (69,235)       (54,731)
                                               ---------      ---------
  Total property and equipment                   81,351         70,181

INTANGIBLES AND OTHER ASSETS                     61,962         45,491
                                               ---------      ---------

TOTAL ASSETS                                   $693,227       $642,098
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 40,320       $ 33,716
  Payroll and related taxes                     126,965        102,911
  Accrued insurance                              48,147         57,390
  Income and other taxes                         13,430         16,565
                                               ---------      ---------
  Total current liabilities                     228,862        210,582
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,103 shares in
    1995 and 2,153 shares in 1994,
    respectively, at cost                        (6,330)        (6,186)
  Paid-in capital                                 7,170          5,868
  Earnings invested in the business             423,409        391,718
                                               ---------      ---------
  Total stockholders' equity                    464,365        431,516
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $693,227       $642,098
                                               =========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended                   39 Weeks Ended
                                           ----------------------------      -----------------------------
                                           Oct. 1, 1995    Oct. 2, 1994      Oct. 1, 1995     Oct. 2, 1994
                                           ------------    ------------      ------------     ------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,511        $ 36,507          $ 36,507         $ 36,507
    Conversions from Class B                       --             --                  4               --
                                             ---------       ---------         ---------        ---------
    Balance at end of period                   36,511          36,507            36,511           36,507

  Class B common stock
    Balance at beginning of period              3,605           3,609             3,609            3,609
    Conversions to Class A                         --             --                 (4)              --
                                             ---------       ---------         ---------        ---------
    Balance at end of period                    3,605           3,609             3,605            3,609

Treasury Stock
  Balance at beginning of period               (6,181)         (6,138)           (6,186)          (6,702)
  Exercise of stock options                      (155)            (45)             (185)             (10)
  Restricted stock awards                           6              --                41               --
  Treasury stock issued for acquisition            --              --                --              529
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     (6,330)         (6,183)           (6,330)          (6,183)

Paid-in Capital
  Balance at beginning of period                6,638           5,736             5,868              679
  Exercise of stock options                       475              82               948              336
  Restricted stock awards                          57              --               354               --
  Treasury stock issued for acquisition            --              --                --            4,803
                                             ---------       ---------         ---------        ---------
  Balance at end of period                      7,170           5,818             7,170            5,818

Earnings Invested in the Business
  Balance at beginning of period              411,040         364,876           391,718          352,126
  Net earnings                                 20,373          19,289            49,295           42,942
  Cash dividends                               (7,603)         (6,833)          (22,036)         (19,737)
  Equity adjustment for foreign
    currency translation (cumulative
    credit of $3,024 in 1995 and
    charge of $2,785 in 1994)                    (401)          1,727             4,432            3,728
                                             ---------       ---------         ---------        ---------
  Balance at end of period                    423,409         379,059           423,409          379,059

Stockholders' Equity at end of period        $464,365        $418,810          $464,365         $418,810
                                             =========       =========         =========        =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
      FOR THE 39 WEEKS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994
                       (In thousands of dollars)



                                                1995            1994
                                             ----------      ----------
Cash flows from operating activities:
  Net earnings                                 $49,295         $42,942
  Noncash adjustments:
    Depreciation                                14,504          13,140
    Changes in certain working capital
      components                               (58,049)        (24,797)
                                               --------        --------
      Net cash from operating activities         5,750          31,285
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                         (24,931)        (13,039)
  Short-term investments                        47,458          11,816
  Increase in intangibles and other assets     (15,236)        (11,936)
                                               --------        --------
      Net cash from investing activities         7,291         (13,159)
                                               --------        --------

Cash flows from financing activities:
  Dividend payments                            (22,036)        (19,737)
  Exercise of stock options and
    restricted stock awards                      1,158             326
                                               --------        --------
      Net cash from financing activities       (20,878)        (19,411)
                                               --------        --------

Net change in cash and equivalents              (7,837)         (1,285)
Cash and equivalents at beginning
  of period                                     49,207          36,020
                                               --------        --------
Cash and equivalents at end of period          $41,370         $34,735
                                               ========        ========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

Third Quarter

Sales of services in the third quarter of 1995 totaled $698,453,000, an increase of 10.8% from the same period in 1994. Modest growth in domestic sales, at less than 10% over the same period in 1994, reflected slowed economic conditions in the United States and management's continued challenging of low yielding, higher risk light industrial business. International sales continued to grow at double digit rates, with the United Kingdom and French companies posting significant increases for the quarter.

Cost of services, consisting of payroll and related costs of employees assigned to customers, increased 9.9% in the third quarter as compared to the same period in 1994. Average hourly wages and related costs increased almost 6% from 1994 due to inflation and a shift in business mix toward higher margin service lines.

Gross profit of $142,485,000 was 14.4% higher than 1994 due to both increased volume and gross profit rates which, combined, averaged 20.4% compared to 19.8% in 1994. This increased rate of gross profit was related principally to a greater mix of sales in higher margin service lines, such as office and technical. Strong growth of international sales carrying higher gross profit rates also contributed to the overall increase in margins.

Selling, general and administrative expenses were $111,125,000 in the third quarter, an increase of 16.9% over the same period in 1994. As a percent of sales, the spending rate averaged 15.9%, or .8 percentage point over last year's third quarter. This increase resulted from expected growth in business activity, increased national advertising costs related to promoting the introduction of new customer products and services, inclusion of newly acquired operations, and continued aggressive investments in new service lines and programs, which promote and improve service quality and customer satisfaction.

Earnings before income taxes were $33,158,000, an increase of 6.6%, compared to pretax earnings of $31,119,000 for the same period in 1994. The pretax margin was 4.7%, a .2 percentage point decrease from the third quarter of 1994. The increased rate of expense spending noted above was the principal reason for the decline in the return on pretax earnings.

Income taxes were 38.6% of pretax income, which was a .6 percentage point increase over the applicable tax rate for the third quarter of 1994, due to reduced credits available from the U.S. targeted jobs tax credit program. The program was discontinued effective January 1, 1995.

Net earnings were $20,373,000 in the third quarter of 1995, an increase of 5.6% over the third quarter of 1994. Earnings per share were $.54 compared to the $.51 in the same period last year.



Year-to-Date


Sales of services totaled $1,971,555,000 during the first nine months of 1995, an increase of 13.9% over 1994. This increase reflects continued growth in the volume of domestic and especially international sales, particularly in Europe. Sales of OK Personnel Holding SA in Switzerland (completed July, 1994) and The Wallace Law Registry, Inc. (purchased as of April, 1995) are included with 1995 sales.

Cost of services of $1,574,374,000 was 12.8% higher than last year, reflecting volume growth, acquisitions, modest inflationary increases in hourly payroll costs and a shift towards higher margin service lines.

Gross profit increased 18.2% in 1995 due to increased sales volume, acquisitions, and a rate of gross profit that averaged 20.1% for the first nine months of 1995 compared to the 19.4% rate of 1994. This change reflects the increased mix of business in higher margin service lines such as office and technical, plus strong sales growth in international operations.

Selling, general and administrative expenses of $323,219,000 were 19.0% higher than last year, reflecting higher business activity, the acquisition of new businesses and investments in new programs.

Earnings before taxes were $80,470,000, an increase of 16.1% over 1994. These earnings averaged a pretax margin of 4.1%, or .1 percentage point improvement over 1994. Income taxes were 38.7% of pretax earnings and were .7 percentage point higher than last year's first nine months' income tax rate. As explained above, the elimination of the U.S. targeted jobs tax credit, effective January 1, 1995, is the principal reason for this rate increase.

Net earnings were $49,295,000, or 14.8% higher than the first nine months of 1994. Earnings per share were $1.30 compared to $1.13 last year.

Financial Condition

Assets totaled $693,227,000 at October 1, 1995, an increase of 8% over the $642,098,000 at January 1, 1995. Working capital increased $5,208,000 during the nine-month period. The current ratio was 2.4 at October 1, 1995, a decline of .1 percentage point since January 1. Increased business activity and capital expenditures, including the acquisition of The Wallace Law Registry, Inc. during the second quarter of 1995, accounted for the change. Enhancements to automated systems in all branches continue to be made and were a major element of capital spending.

The quarterly dividend rate applicable to Class A and Class B common shares outstanding was $.20 per share in the third quarter of 1995. This compares to a dividend rate of $.18 per share in the third quarter of 1994.

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

Date:  November 10, 1995


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