Form 10-K
period 1995-12-31
KELLY SERVICES INC
filed 1996-03-27
CIK 55135

                         Index to Exhibits on page 27
                                      -1-
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
__x__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1995
                                      OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________________ to _____________________
Commission file number 0-1088

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the Class B common stock, par value $1.00, the only class of the registrant's securities with voting rights, held by non-affiliates of the registrant on March 6, 1996, based upon the last price on that date of $32.00 was $12,163,392, as reported by the Wall
Street Journal.

Registrant had 34,418,204 shares of Class A and 3,598,520 of Class B common stock, par value $1.00, outstanding as of March 22, 1996.

                      Documents Incorporated by Reference
The proxy statement of the registrant with respect to the 1996 Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated:  March 27, 1996

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

     (c)  Narrative Description of Business.

          (i) Principal Services Rendered. Registrant, and its subsidiaries, which are service organizations, provide temporary office clerical, marketing, professional, technical, light industrial, home care services (to those who need help with their daily living needs and personal care), management services and other business services to a diversified group of customers through offices located in major cities of the United States, Canada, United Kingdom, Ireland, Denmark, France, Luxembourg (acquired subsequent to December 31, 1995), The Netherlands, Norway, Switzerland, Australia, New Zealand, and Mexico. These services are generally furnished under the name of Kelly Temporary Services, with the following specific services provided: office clerical, marketing, professional, technical, semi-skilled light industrial and management services. Staff leasing services are provided under the name of Your Staff, a wholly owned subsidiary of the registrant. Home care services to those who need help with their daily living needs and personal care are furnished under the name of Kelly Assisted Living Services, Inc., which is a wholly owned subsidiary of registrant. Legal staffing services are provided under the name of The Wallace Law Registry, a wholly owned subsidary of the registrant. Registrant performs these services through its temporary employees by assigning them to work on the premises of registrant's customers.

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

     Registrant serves a wide cross-section of customers from industry, commerce, the professions, government, and individuals. During recent years approximately 215,000 customers, including the largest corporations in the world, use the registrant's services. There have been no significant changes in the services rendered or in the markets or methods of distribution since the beginning of registrant's fiscal year.

     Registrant operates through approximately 1,300 domestic and foreign offices located in all 50 states, the District of Columbia and Puerto Rico; and Canada, United Kingdom, Ireland, Denmark, France, Luxembourg (acquired subsequent to December 31, 1995), The Netherlands, Norway, Switzerland, Australia, New Zealand, and Mexico. Each office provides the services of one or more of the divisions or subsidiaries. At fiscal year-end 1995 all of the offices were operated directly by the registrant, as the remaining licensed branches were converted to direct operated branches in February 1995.

     (ii) New Services. There are no new industry segments that the registrant is planning to enter or new service areas that will require a material investment of assets.

     (iii) Raw Materials. Registrant is involved in a service business and raw materials are nonexistent in the business.

     (iv) Service Marks. Registrant is the owner of several service marks, which are registered with the United States Patent and Trade Mark Office and in a number of foreign countries. The most significant marks are "Kelly" and "Kelly Girl", which have indeterminable duration.

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

     (xiii) Employees. Registrant and subsidiaries employ on a full time basis approximately 1,000 persons at its headquarters in Troy, Michigan, and approximately 4,600 persons in branch offices operated directly by registrant. Registrant employed in the last fiscal year 655,000 men and women for temporary periods. As the employer, registrant is responsible for and pays Social Security and Medicare taxes, workers' compensation, federal and state unemployment compensation taxes, liability insurance and other similar costs, and is responsible for payroll deductions of Social Security, Medicare and income taxes. Although the work may be done in the office of the registrant's customer, registrant remains the employer of its temporary employees with responsibility for their assignment and reassignment.

     (d) Foreign Operations. For information regarding sales, earnings or loss from operations and identifiable assets by domestic and foreign operations, reference is made to the information presented in the Summary of Significant Accounting Policies note to the consolidated financial statements presented in Item 8 in Part II of this report.

ITEM 2.  PROPERTIES.

     Registrant owns the premises in Troy, Michigan, from which its headquarters, subsidiaries and divisional offices are presently operated. Registrant purchased the original headquarters building in Troy, Michigan, in 1977 and has expanded operations into an adjacent building that was purchased in 1991. The combined floor space for the headquarters complex approximates 206,000 square feet, plus leased space nearby of 27,000 square feet. The buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. In addition, registrant owns vacant land in Troy and northern Oakland County, Michigan, for future expansion. Registrant's branch offices are conducted from premises which are leased. A majority of the leases are for fixed terms, from one to five years. Registrant owns virtually all office furniture and equipment used in its headquarters building and branch offices.

ITEM 3.  LEGAL PROCEEDINGS.

     In 1992 the Internal Revenue Service (IRS) proposed the imposition of an accumulated earnings tax totaling $49 million for 1988, 1989 and 1990 in connection with an audit of the Company's consolidated federal tax liability. The proposed amount has been subsequently reduced to $6.5 million. The Company believes there is no factual or legal basis for the imposition of any accumulated earnings tax and that the Company is fully justified in making provision to meet the present and future needs of its expanding business operations. The Company is defending its position through the IRS appeal process and into the courts if necessary. In the opinion of the Company, the ultimate resolution of this issue will not materially affect its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders in the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Kelly Services' stock is traded over-the-counter in the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                    Per share amounts (in dollars)
                         ----------------------------------------------------
                           First      Second     Third      Fourth
                          Quarter    Quarter    Quarter    Quarter     Year
                          -------    -------    -------    -------    -------

1995
----
Stock Prices
 Class A common
    High . . . . . . . .  $37        $36 3/4    $31 3/4    $28 1/2    $37
    Low  . . . . . . . .   26 1/2     25 1/4     25 5/8     24 1/2     24 1/2
 Class B common
    High . . . . . . . .   34         34         31 1/2     29         34
    Low  . . . . . . . .   27 1/4     30         31 1/2     28         27 1/4

Dividends. . . . . . . .     .18        .20        .20        .20        .78


1994
----
Stock Prices
 Class A common
    High . . . . . . . .  $31 1/4    $29        $32        $30 1/2    $32
    Low  . . . . . . . .   23         23         24         25 3/4     23
 Class B common
    High . . . . . . . .   34         33 1/2     33 1/2     29 1/2     34
    Low  . . . . . . . .   28         28         29         27 1/4     27 1/4

Dividends. . . . . . . .     .16        .18        .18        .18        .70

The number of holders of record of the Class A and Class B common stock, par value $1.00, of registrant were 1,222 and 274, respectively, as of March 22, 1996.

                                      -6-

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes selected financial information of Kelly
Services, Inc. and its subsidiaries for each of the six fiscal years ended
December 31, 1995. This table should be read in conjunction with other financial information of the registrant including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements included elsewhere herein.

(In millions except                                             (1)
per share amounts)             1995      1994      1993      1992      1991      1990
-------------------            ----      ----      ----      ----      ----      ----

Sales of services . . . .    $2,689.8  $2,362.6  $1,954.5  $1,712.7  $1,424.3  $1,456.3
Earnings before taxes . .       113.3      98.5      70.9      61.0      60.2     113.0
Net earnings. . . . . . .        69.5      61.1      44.6      39.2      38.6      71.2


Per share data:
  Earnings  . . . . . . .    $   1.83  $   1.61  $   1.18  $   1.04  $   1.03  $   1.89
  Dividends . . . . . . .
    Class A common. . . .         .78       .70       .63       .58       .57       .53
    Class B common. . . .         .78       .70       .63       .58       .57       .53

Working capital . . . . .    $  316.0  $  315.8  $  291.2  $  279.8  $  287.0  $  287.2
Total assets. . . . . . .       718.7     642.4     542.1     496.1     479.4     443.8

(1) Fiscal year included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

1995 versus 1994

     Sales reached a record level of $2.69 billion in 1995, an increase of 14% over 1994. International sales grew most rapidly, accounting for 19% of total company sales, up from 15% in 1994.

     Cost of services, representing payroll and related taxes and benefits for temporary employees, increased 13%. Increases in pay rates, payroll taxes and other direct costs accounted for these changes. Overall, the percentage of gross profit to sales increased to 20.1% in 1995 from 19.6% in 1994.

     Selling, general and administrative expenses increased 18% over 1994. As a percentage of sales, expenses increased to 16.2%, up from 15.7% in 1994.
The increase principally reflects the opening of new offices, the effect of acquired companies for full years and normal growth.

      Earnings from operations in 1995 totaled just over $105 million, a new record for the Company, and an increase of 15% over 1994. These earnings were 3.9% of sales, the same as in 1994.

     Interest income increased to $8.2 million in 1995 which was 22% higher than the $6.7 million earned in 1994. The increase resulted from higher rates of return on investments.

     Earnings before income taxes were a record $113.3 million, an increase of 15% over 1994. Pre-tax margins as a percentage of sales were 4.2% in both years. Income taxes increased 17% over 1994 with an effective tax rate of 38.7% of pre-tax income. The current tax rate rose primarily as a result of higher state and local taxes and higher foreign tax rates.

     Net earnings were $69.5 million in 1995, 14% higher than the 1994 results of $61.1 million. The rate of return on sales was 2.6% in both 1995 and 1994. Earnings per share were $1.83, a 14% increase over the $1.61 per share earned in 1994.

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

     Selling, general and administrative expenses rose 17% during 1994. This increase principally reflected costs added by acquired companies, opening of new offices and normal growth. As a percent of sales, expenses declined from 16.2% to 15.7% in 1994. Excluding the effects of the employee leasing business (with its inherently lower cost structure), the expense to sales relationship was 16.1% in 1994. Earnings from operations in 1994 totaled approximately $92 million, an increase of 44% over 1993.

     Interest income for 1994 was $6.7 million, down 3.6% from the 1993 level of $7.0 million. The reduction in the interest rates accounted for the slight decline in interest income during the year.

     Earnings before taxes were $98.5 million, an increase of 39%. Pretax margins were 4.2% in 1994, improved from 3.6% in 1993. Income taxes increased 42% over 1993, with an effective tax rate of 38.0%, compared to a 37.1% rate in 1993. The current year tax rate rose primarily as a result of the reduction in tax exempt interest income and the absence in 1994 of a credit from revaluing deferred taxes due to the 1% increase in the U.S. statutory corporate tax rate in 1993.

     Net earnings were $61.1 million in 1994, 37% above the 1993 results of $44.6 million. The rate of return on sales was 2.6%, up from the 1993 return of 2.3%. Earnings per share were $1.61 in 1994 and $1.18 in 1993.

Liquidity and Capital Resources

     During 1995, capital expenditures were made primarily for new office equipment, expansion of the branch office network in the U.S. and Europe, business acquisitions and new customer services, including the new "PinPoint" software training product. The foregoing capital expenditures, along with cash dividends, were financed internally with $29 million from operating activities and a reduction in short-term investments. In 1994 and 1993, net cash flows from operating activities of $69 million and $46 million, respectively, were directed primarily toward purchases of equipment, dividend payments and the acquisition of businesses.

     The Company's working capital remained unchanged from 1994 at $316 million. The current ratio averaged 2.3 in 1995, 2.5 in 1994 and 2.9 in 1993. The current ratios have declined over this period due principally to the use of current assets to finance continued business expansion including the acquistion of businesses and investment in additional computing capability in branch offices.

     Stockholders' equity grew 10% in 1995, following a 12% growth in 1994 and a 5% increase in 1993. The return on average stockholders' equity was 15.3% in 1995, 14.9% in 1994 and 11.8% in 1993. Stockholders' equity per share was $12.52, an increase of 10% over 1994. Dividends paid per share were $.78 in 1995, an increase of 11% over 1994.

     The Company's financial position continues to be strong. The Company believes that this strength, including the absence of any long-term debt, will allow it to aggressively pursue growth opportunities. Capital requirements are expected to be financed internally.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are set in the accompanying index on page 14 of this filing and are presented in pages 15-26.

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


ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
                                                 Served as an           Business Experience
      Name/Office                Age          Officer Since (2)         During Last 5 Years
------------------------   ----------------   -----------------   --------------------------------
William R. Kelly                 90                  1952         Served as officer of registrant.
Chairman of the Board

Terence E. Adderley (1)          62                  1961         Served as officer of registrant.
President and Chief
Executive Officer

Christopher A. Arnette           39                  1995         Served as officer of registrant
Senior Vice President                                             since January, 1995.  Prior
                                                                  thereto, served as Vice
                                                                  President and Chief
                                                                  Information Officer of
                                                                  Ameritech Advertising Services
                                                                  since 1992.  Prior thereto,
                                                                  served as Vice President,
                                                                  Information Systems of Dun &
                                                                  Bradstreet Corporation.

Robert G. Barranco               55                  1989         Served as officer of registrant
Executive Vice President                                          or one of its operating
                                                                  divisions.

Donald A. Bobo                   54                               Served as officer of operating
Senior Vice President                                             division since April, 1992.
and General Manager,                                              Prior thereto, served as Vice
Kelly Temporary                                                   President of Staff Services at
Services Division                                                 John Labatt Foods.

Carl T. Camden                   41                  1995         Served as officer of registrant
Senior Vice President                                             since April, 1995.  From 1993
                                                                  served as Senior Vice President
                                                                  at Society Management Company,
                                                                  the parent of Key Bank and
                                                                  Society Bank Groups.  Prior
                                                                  thereto, served as Co-President
                                                                  of Wyse Advertising.

Carolyn R. Fryar                 53                               Served as officer of operating
Senior Vice President                                             division.
and General Manager,
Kelly Temporary
Services Division




ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(continued)
                                                 Served as an           Business Experience
      Name/Office                Age          Officer Since (2)         During Last 5 Years
------------------------   ---------------    -----------------   --------------------------------
Paul K. Geiger                   62                  1993         Served as officer of registrant
Senior Vice President                                             since April, 1993.  Prior
                                                                  thereto, served as
                                                                  Vice President and Chief
                                                                  Financial Officer of the
                                                                  University of Detroit Mercy.

Eugene L. Hartwig                62                  1990         Served as officer of registrant.
Senior Vice President,
General Counsel and
Secretary

Michael J. McGowan               42                               Served as officer of operating
Senior Vice President                                             division since January, 1995.
and General Manager,                                              Prior thereto, served in various
Kelly Temporary                                                   capacities at The MEDSTAT
Services Division                                                 Group since 1992. From 1977 to
                                                                  1992 served in various
                                                                  capacities at Automated Data
                                                                  Processing.

Robert H. McNabb                 48                               Served as officer of operating
Senior Vice President                                             division since September, 1994.
and General Manager,                                              From 1993, served as President
Kelly Temporary                                                   of Performa Solutions, Inc.
Services Division                                                 Prior thereto, served in a
                                                                  variety of executive positions
                                                                  at Talent Tree Personnel
                                                                  Services, Inc.

Alfredo Maselli                  55                               Served as officer of operating
Senior Vice President                                             division since September, 1995.
and General Manager,                                              Prior thereto, served as
International Division                                            Corporate Vice President,
                                                                  International and in other
                                                                  capacities at Honeywell,
                                                                  Inc. since 1969.



ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(continued)
                                                 Served as an            Business Experience
      Name/Office                Age          Officer Since (2)          During Last 5 Years
------------------------   ---------------    -----------------   ---------------------------------
Joanne E. Start                  51                  1989         Served as officer of registrant.
Senior Vice President

Robert E. Thompson               53                  1982         Served as officer of registrant.
Executive Vice President

Tommi A. White                   45                  1993         Served as officer of registrant
Senior Vice President                                             since November, 1993.  From
                                                                  1992, served as Vice President
                                                                  of Automated Data Processing.
                                                                  Prior thereto, served as Chief
                                                                  Information Officer at Skandia
                                                                  Direct Operations Corporation.

(1)  Mr. Adderley is Mr. William R. Kelly's son.
(2)  Each officer serves continuously until removed by the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

  1.  Financial statements -

      Report of Independent Accountants

      Balance Sheets at December 31, 1995, January 1, 1995 and
        January 2, 1994

      Statements of Earnings for the three fiscal years ended
        December 31, 1995

      Statements of Cash Flows for the three fiscal years ended
        December 31, 1995

      Statements of Stockholders' Equity for the three fiscal years ended
        December 31, 1995

      Notes to Financial Statements

  2.  Financial Statement Schedule -

      For the three fiscal years ended December 31, 1995:

        II - Valuation Reserves

  3. The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 27 which is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at December 31, 1995.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 27 of this filing.

(d) The Index to Financial Statements and Supplemental Schedule is included following the signatures beginning at page 14 of this filing.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1996              KELLY SERVICES, INC.
                                        Registrant

                                   By  /s/ P. K. Geiger
                                       ---------------------------------------
                                           P. K. Geiger
                                           Senior Vice President and
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 27, 1996                   *  W. R. Kelly
                                       --------------------------------------
                                           W. R. Kelly
                                           Chairman of the Board

Date:  March 27, 1996                   *  T. E. Adderley
                                       --------------------------------------
                                           T. E. Adderley
                                           President, Chief Executive Officer
                                             and Director
                                           (Principal Executive Officer)

Date:  March 27, 1996                   *  C. V. Fricke
                                       --------------------------------------
                                           C. V. Fricke
                                           Director

Date:  March 27, 1996                   *  H. E. Guenther
                                       --------------------------------------
                                           H. E. Guenther
                                           Director

Date:  March 27, 1996                   *  V. G. Istock
                                       --------------------------------------
                                           V. G. Istock
                                           Director

Date:  March 27, 1996                   *  B. J. White
                                       --------------------------------------
                                           B. J. White
                                           Director

Date:  March 27, 1996                  /s/ P. K. Geiger
                                       --------------------------------------
                                           P. K. Geiger
                                           Senior Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

Date:  March 27, 1996             *By  /s/ P. K. Geiger
                                       --------------------------------------
                                           P. K. Geiger
                                           Attorney-in-Fact

                       INDEX TO FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULE

                     Kelly Services, Inc. and Subsidiaries



                                                            Page Reference
                                                             in Report on
                                                               Form 10-K
                                                            --------------

Report of Independent Accountants                                  15

Balance Sheets at December 31, 1995, January 1, 1995
  and January 2, 1994                                              16

Statements of Earnings for the three fiscal years ended
  December 31, 1995                                                17

Statements of Cash Flows for the three fiscal years ended
  December 31, 1995                                                18

Statements of Stockholders' Equity for the three fiscal
  years ended December 31, 1995                                    19

Notes to Financial Statements                                   20 - 25


Financial Statement Schedule -

  Schedule II - Valuation Reserves                                 26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Kelly Services, Inc.


In our opinion, the accompanying consolidated financial statements as listed in
Item 14(a) 1 and 2 of this Form 10-K present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 31, 1995, January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Detroit, Michigan
January 31, 1996

                                         -16-

                                    BALANCE SHEETS
                        Kelly Services, Inc. and Subsidiaries
                                                     1995         1994         1993
                                                  ----------   ----------   ----------
                                                      (In thousands of dollars)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . .    $  52,811    $  49,207    $  36,020
  Short-term investments . . . . . . . . . . .       74,737      142,723      144,988
  Accounts receivable, less allowances of
    $6,950, $5,660 and $4,735, respectively. .      397,534      307,514      248,161
  Prepaid expenses and other current assets. .       33,520       27,259       17,881
                                                  ----------   ----------   ----------
       Total current assets. . . . . . . . . .      558,602      526,703      447,050

Property and Equipment
  Land and buildings . . . . . . . . . . . . .       35,153       34,044       29,882
  Equipment, furniture and leasehold
    improvements . . . . . . . . . . . . . . .      113,521       90,868       82,227
  Accumulated depreciation . . . . . . . . . .      (64,286)     (54,731)     (43,827)
                                                  ----------   ----------   ----------
       Total property and equipment. . . . . .       84,388       70,181       68,282


Intangibles and Other Assets . . . . . . . . .       75,697       45,491       26,768
                                                  ----------   ----------   ----------
Total Assets . . . . . . . . . . . . . . . . .    $ 718,687    $ 642,375    $ 542,100
                                                  ==========   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable . . . . . . . . . . . . . .    $  53,013    $  33,752    $  24,621
  Payroll and related taxes  . . . . . . . . .      118,996      102,911       68,451
  Accrued insurance. . . . . . . . . . . . . .       51,309       57,390       51,841
  Income and other taxes . . . . . . . . . . .       19,265       16,806       10,968
                                                  ----------   ----------   ----------
       Total current liabilities . . . . . . .      242,583      210,859      155,881

Stockholders' Equity
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,512
      in 1995, 36,507 in 1994 and 1993 . . . .       36,512       36,507       36,507
    Class B common stock, shares issued 3,604
      in 1995, 3,609 in 1994 and 1993. . . . .        3,604        3,609        3,609
  Treasury stock, at cost
    Class A common stock, 2,101 shares in
      1995, 2,153 in 1994 and 2,361 in 1993. .       (6,327)      (6,186)      (6,702)
  Paid-in capital. . . . . . . . . . . . . . .        7,215        5,868          679
  Earnings invested in the business. . . . . .      435,100      391,718      352,126
                                                  ----------   ----------   ----------
       Total stockholders' equity. . . . . . .      476,104      431,516      386,219
                                                  ----------   ----------   ----------
Total Liabilities and Stockholders' Equity . .    $ 718,687    $ 642,375    $ 542,100
                                                  ==========   ==========   ==========

See accompanying Notes to Financial Statements.

                                               -17-

                                      STATEMENTS OF EARNINGS
                              Kelly Services, Inc. and Subsidiaries

                                                        1995            1994            1993
                                                    -------------   -------------   -------------
                                                 (In thousands of dollars except per share items)

Sales of services. . . . . . . . . . . . . . . .     $ 2,689,799     $ 2,362,561     $ 1,954,534

Cost of services . . . . . . . . . . . . . . . .       2,148,406       1,899,552       1,573,797
                                                     ------------    ------------    ------------
Gross profit . . . . . . . . . . . . . . . . . .         541,393         463,009         380,737

Selling, general and administrative expenses . .         436,308         371,262         316,838
                                                     ------------    ------------    ------------
Earnings from operations . . . . . . . . . . . .         105,085          91,747          63,899

Interest income  . . . . . . . . . . . . . . . .           8,206           6,710           6,960
                                                     ------------    ------------    ------------
Earnings before income taxes . . . . . . . . . .         113,291          98,457          70,859

Income taxes:
  Federal  . . . . . . . . . . . . . . . . . . .          34,645          29,915          20,595
  State and other  . . . . . . . . . . . . . . .           9,155           7,485           5,705
                                                     ------------    ------------    ------------
Total income taxes . . . . . . . . . . . . . . .          43,800          37,400          26,300
                                                     ------------    ------------    ------------
Net earnings . . . . . . . . . . . . . . . . . .     $    69,491     $    61,057     $    44,559
                                                     ============    ============    ============

Earnings per share . . . . . . . . . . . . . . .           $1.83           $1.61           $1.18

Dividends per share  . . . . . . . . . . . . . .           $ .78           $ .70           $ .63

Average shares outstanding (thousands) . . . . .          37,993          37,956          37,728

See accompanying Notes to Financial Statements.

                                           -18-

                                STATEMENTS OF CASH FLOWS
                          Kelly Services, Inc. and Subsidiaries


                                                        1995           1994           1993
                                                     ---------      ---------      ---------
                                                           (In thousands of dollars)
Cash flows from operating activities
  Net earnings . . . . . . . . . . . . . . . . . .   $ 69,491       $ 61,057       $ 44,559
  Noncash adjustments:
    Depreciation and amortization. . . . . . . . .     22,685         19,105         17,539
    Changes in certain working capital components.    (62,952)       (11,000)       (16,300)
                                                     ---------      ---------      ---------
      Net cash from operating activities . . . . .     29,224         69,162         45,798


Cash flows from investing activities
  Capital expenditures . . . . . . . . . . . . . .    (33,982)       (18,433)       (16,056)
  Short-term investments . . . . . . . . . . . . .     67,986          2,265          9,614
  Increase in intangibles and other assets . . . .    (31,192)       (13,610)       (10,221)
                                                     ---------      ---------      ---------
      Net cash from investing activities . . . . .      2,812        (29,778)       (16,663)


Cash flows from financing activities
  Dividend payments. . . . . . . . . . . . . . . .    (29,638)       (26,570)       (23,846)
  Exercise of stock options and restricted stock
    awards . . . . . . . . . . . . . . . . . . . .      1,206            373          1,049
  Fractional shares paid . . . . . . . . . . . . .        --             --             (18)
                                                     ---------      ---------      ---------
      Net cash from financing activities . . . . .    (28,432)       (26,197)       (22,815)


Net change in cash and equivalents . . . . . . . .      3,604         13,187          6,320
Cash and equivalents at beginning of year. . . . .     49,207         36,020         29,700
                                                     ---------      ---------      ---------

Cash and equivalents at end of year. . . . . . . .   $ 52,811       $ 49,207       $ 36,020
                                                     =========      =========      =========

See accompanying Notes to Financial Statements.

                                           -19-

                            STATEMENTS OF STOCKHOLDERS' EQUITY
                           Kelly Services, Inc. and Subsidiaries
                                                        1995          1994          1993
                                                     ----------    ----------    ----------
                                                           (In thousands of dollars)
Capital Stock
  Class A common stock
    Balance at beginning of year . . . . . . . .      $ 36,507      $ 36,507      $ 29,195
    Conversions from Class B . . . . . . . . . .             5           --             11
    Five-for-four stock split. . . . . . . . . .           --            --          7,301
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        36,512        36,507        36,507

  Class B common stock
    Balance at beginning of year . . . . . . . .         3,609         3,609         2,898
    Conversions to Class A   . . . . . . . . . .            (5)          --            (11)
    Five-for-four stock split. . . . . . . . . .           --            --            722
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .         3,604         3,609         3,609

Treasury Stock
    Balance at beginning of year . . . . . . . .        (6,186)       (6,702)       (6,736)
    Exercise of stock options. . . . . . . . . .          (184)          (13)           34
    Restricted stock awards. . . . . . . . . . .            43           --            --
    Treasury stock issued for acquistion . . . .           --            529           --
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        (6,327)       (6,186)       (6,702)

Paid-in Capital
    Balance at beginning of year . . . . . . . .         5,868           679         3,629
    Exercise of stock options. . . . . . . . . .           977           386         1,015
    Restricted stock awards  . . . . . . . . . .           370           --            --
    Treasury stock issued for acquistion . . . .           --          4,803           --
    Five-for-four stock split. . . . . . . . . .           --            --         (3,965)
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .         7,215         5,868           679

Earnings Invested in the Business
    Balance at beginning of year . . . . . . . .       391,718       352,126       338,273
    Net earnings . . . . . . . . . . . . . . . .        69,491        61,057        44,559
    Cash dividends . . . . . . . . . . . . . . .       (29,638)      (26,570)      (23,846)
    Five-for-four stock split. . . . . . . . . .           --            --         (4,058)
    Fractional shares paid . . . . . . . . . . .           --            --            (18)
    Equity adjustment for foreign currency
      translation; cumulative credit of $2,121
      in 1995; cumulative charge of $1,408 in
      1994 and $6,513 in 1993  . . . . . . . . .         3,529         5,105        (2,784)
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .       435,100       391,718       352,126

Stockholders' Equity at end of year. . . . . . .      $476,104      $431,516      $386,219
                                                      =========     =========     =========

See accompanying Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company's fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 31, 1995 (1995), January 1, 1995 (1994) and January 2, 1994 (1993).

     The Company operates in the single industry segment of providing temporary help services to a diversified group of customers.

     The financial statements consolidate the accounts and operations of the Company and its subsidiaries, all of which are wholly owned, after elimination of all intercompany accounts and transactions.

     The accounts of the Company's foreign operations are translated at appropriate rates of exchange. Foreign operations are conducted in Canada, United Kingdom, Ireland, Denmark, France, Luxembourg (acquired subsequent to December 31, 1995), The Netherlands, Norway, Switzerland, Australia, New Zealand and Mexico. Domestic and foreign sales, earnings or loss from operations and identifiable assets were as follows:

                             1995           1994           1993
                         ------------   ------------    ------------
Sales:
 Domestic Operations... $  2,172,100   $  2,005,500   $  1,719,300
 Foreign Operations....      517,700        357,100        235,200
                         ------------   ------------    ------------
Total................. $   2,689,800   $  2,362,600   $  1,954,500
                         ============   ============    ============
Earnings (loss) from
 operations:
 Domestic Operations... $     96,300   $     87,200   $     66,400
 Foreign Operations....        8,800          4,500         (2,500)
                         ------------   ------------    ------------
Total.................. $    105,100   $     91,700   $     63,900
                         ============   ============    ============
Identifiable assets:
 Domestic Operations... $    548,300   $    524,800   $    471,200
 Foreign Operations....      170,400        117,600         70,900
                         ------------   ------------    ------------
Total.................. $    718,700   $    642,400   $    542,100
                         ============   ============    ============

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

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

     Short-term investments are debt instruments having original maturities of more than three months. Of these investments, federal, state and local government obligations comprised approximately 90% in 1995 and 80% in 1994. Short-term investments due within one year totaled $67,000 in 1995 and $119,000 in 1994. The balance is due within two years and is available for sale. The difference between carrying amounts and market was not material at December 31, 1995 and January 1, 1995.

     Cash flows from short-term investments for 1995, 1994 and 1993 were as follows:
                        1995           1994          1993
                     ---------     -----------     ---------
Sales/Maturities. . $ 951,817     $ 1,279,383     $ 927,805
Purchases . . . . .  (883,831)     (1,277,118)     (918,191)
                     ---------     -----------     ---------
Total . . . . . . . $  67,986     $     2,265     $   9,614
                     =========     ===========     =========


CHANGES IN CERTAIN WORKING CAPITAL COMPONENTS
     Changes in certain working capital components, as disclosed in the statements of cash flows, for the years 1995, 1994, and 1993 are as follows:

                               1995             1994           1993
                             --------         --------       --------
Increase in accounts
  receivable . . . . . . .  $(86,512)        $(54,571)      $(41,136)
Increase in prepaid
  expenses and other
  current assets . . . . .    (5,522)          (8,350)        (3,212)
Increase in accounts
  payable. . . . . . . . .    18,304            8,076         11,874
Increase in payroll and
  related taxes. . . . . .    15,030           33,008         14,910
Increase (decrease) in
  accrued insurance. . . .    (6,101)           5,512          3,004
Increase (decrease) in
  income and other taxes .     1,849            5,325         (1,740)
                             --------         --------       --------
Total. . . . . . . . . . .  $(62,952)        $(11,000)      $(16,300)
                             ========         ========       ========

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

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     The Company conducts its field operations primarily from leased facilities. The following are future minimum lease commitments for the five-year period commencing in 1996: $29,700, $23,800, $17,400, $11,900 and
$8,800.  Lease expense for 1995, 1994 and 1993 amounted to $29,800, $26,700 and $24,900, respectively.

INTANGIBLES AND OTHER ASSETS
     Intangibles and other assets include goodwill of $55,400, $32,000 and $14,400 at year-ends 1995, 1994 and 1993, respectively. Goodwill, which represents the excess of cost over net assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization at 1995, 1994 and 1993 was $3,100, $1,900 and $1,200, respectively.

     The Company periodically reviews the specific carrying amounts of goodwill and has determined that no impairments have occurred. Such reviews are based on various analyses including profitability projections and management's judgment of the related business' ability to achieve sufficient profitability.

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

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     As of December 31, 1995, no SARs or performance awards have been granted under the Plan. Restricted awards totaling 66,800 and 53,000 shares were granted under the Plan during 1995 and 1994, respectively.

     The combined activity under the plans identified above is as follows:

                                           Number of           Exercise
                                            Class A           Price Range
                Activity                    Shares             Per Share
     -----------------------------         ---------        ---------------

     Outstanding at
       January 3, 1993 . . . . . .          158,040         $21.60 - $33.80
     Granted . . . . . . . . . . .          367,271         $24.75 - $33.60
     Exercised . . . . . . . . . .          (53,653)        $21.60 - $22.60
     Cancelled . . . . . . . . . .          (16,300)        $21.60 - $29.20
     Outstanding at                         --------
       January 2, 1994 . . . . . .          455,358         $21.92 - $33.80
     Granted . . . . . . . . . . .          307,929         $24.50 - $30.25
     Exercised . . . . . . . . . .          (19,150)        $21.92 - $24.80
     Cancelled . . . . . . . . . .          (46,123)        $24.75 - $33.80
     Outstanding at                         --------
       January 1, 1995 . . . . . .          698,014         $22.60 - $33.80
     Granted . . . . . . . . . . .          244,900         $26.25 - $30.50
     Exercised . . . . . . . . . .          (63,903)        $22.60 - $30.25
     Cancelled . . . . . . . . . .          (84,210)        $22.60 - $33.80
     Outstanding at                         --------
       December 31, 1995 . . . . .          794,801         $24.50 - $33.80
                                            ========

     At the end of 1995, there were 910,674 shares available for future grants.

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement sets forth standards for accounting for stock-based compensation or allows companies to continue to account for stock-based compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25 and make additional disclosure in the notes to the financial statements. It is the Company's intention to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and provide additional disclosure in the notes to the financial statements beginning in 1996.

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

     The total amounts provided for retirement benefits amounted to $4,440 in 1995, $3,916 in 1994 and $3,430 in 1993.

INCOME TAXES
     The following summarizes the differences between income taxes for financial reporting purposes and the United States statutory tax rate for the years 1995, 1994 and 1993.

                                                 1995      1994      1993
                                                 ----      ----      ----

     Statutory rate . . . . . . . . . . . .      35.0%     35.0%     35.0%
     State and local taxes, net of
       federal benefit. . . . . . . . . . .       5.3       4.9       5.2
     Tax exempt income and other tax
       credits. . . . . . . . . . . . . . .      (2.6)     (2.2)     (2.6)
     Other. . . . . . . . . . . . . . . . .       1.0       0.3      (0.5)
                                                 -----     -----     -----

     Effective tax rate . . . . . . . . . .      38.7%     38.0%     37.1%
                                                 =====     =====     =====

     Deferred taxes are related to the effect of temporary differences between financial and tax reporting. These differences are related principally to depreciation, benefit plan costs, provisions for workers' compensation claims, full-time and temporary employee vacation costs and provisions for doubtful accounts.

     In 1992 the Internal Revenue Service (IRS) proposed the imposition of an accumulated earnings tax totaling $49 million for 1988, 1989 and 1990 in connection with an audit of the Company's consolidated federal tax liability. The proposed amount has been subsequently reduced to $6.5 million. The Company believes there is no factual or legal basis for the imposition of any accumulated earnings tax and that the Company is fully justified in making provision to meet the present and future needs of its expanding business operations. The Company is defending its position through the IRS appeal process and into the courts if necessary. In the opinion of the Company, the ultimate resolution of this issue will not materially affect its financial statements.

     The Company paid income taxes of $52,900 in 1995, $43,300 in 1994 and $34,800 in 1993.

                                             -25-

                           NOTES TO FINANCIAL STATEMENTS (continued)
                             Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                               First         Second        Third         Fourth
                              Quarter       Quarter       Quarter       Quarter         Year
                              -------       -------       -------       -------      ----------
                                    (In thousands of dollars except per share items)
Sales of services
  1995 . . . . . . . . .     $620,685      $652,417      $698,453      $718,244      $2,689,799
  1994 . . . . . . . . .      530,191       570,813       630,196       631,361       2,362,561
  1993 . . . . . . . . .      450,654       482,034       517,585       504,261       1,954,534

Cost of services
  1995 . . . . . . . . .      498,667       519,739       555,968       574,032       2,148,406
  1994 . . . . . . . . .      428,374       461,093       505,668       504,417       1,899,552
  1993 . . . . . . . . .      364,724       388,906       416,904       403,263       1,573,797

Selling, general and
 administrative
  1995 . . . . . . . . .      104,305       107,789       111,125       113,089         436,308
  1994 . . . . . . . . .       88,424        88,111        95,070        99,657         371,262
  1993 . . . . . . . . .       77,196        79,178        79,541        80,923         316,838

Net earnings
  1995 . . . . . . . . .       12,262        16,660        20,373        20,196          69,491
  1994 . . . . . . . . .        9,233        14,420        19,289        18,115          61,057
  1993 . . . . . . . . .        6,879        10,009        14,028        13,643          44,559

Earnings per share
  1995 . . . . . . . . .          .32           .44           .54           .53            1.83
  1994 . . . . . . . . .          .24           .38           .51           .48            1.61
  1993 . . . . . . . . .          .18           .27           .37           .36            1.18

Dividends per share
  1995 . . . . . . . . .         .180          .200          .200          .200            .780
  1994 . . . . . . . . .         .160          .180          .180          .180            .700
  1993 . . . . . . . . .         .152          .160          .160          .160            .632



                                                       -26-


                                         SCHEDULE II - VALUATION RESERVES
                                       Kelly Services, Inc. and Subsidiaries
                                                 DECEMBER 31, 1995
                                             (In thousands of dollars)

                                                                  Additions
                                                          ------------------------

                                            Balance at    Charged to    Charged to    Deductions -     Balance at
                                            beginning     costs and       other       uncollectible       end
                                             of year      expenses       accounts*      accounts         of year
                                            ----------    ----------    ----------    -------------    ----------
Description
-----------

Fifty-two weeks ended December 31, 1995:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts           $5,660        $4,240         --           $2,950           $6,950
                                               ======        ======                      ======           ======
Fifty-two weeks ended January 1, 1995:

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

 *   Allowance of companies acquired.


                                           -27-

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

    10.1 Short-Term Incentive Plan. (Reference is made to Exhibit 10.3 to the Form 10-K for the fiscal year ended January 3, 1993, filed with the Commission in March, 1993, which is incorporated herein by reference.)

    10.2 Kelly Services, Inc. 1982 Incentive Stock Option Plan. (Reference is made to Exhibit 10.3 to the Form 10-K for the fiscal year ended January 2, 1994, filed with the Commission in March, 1994, which is incorporated herein by reference.)

    10.3 Kelly Services, Inc. Performance Incentive Plan. (Reference is made to Appendix to the Definitive Proxy for the fiscal year ended
            December 30, 1991, filed with the Commission in April, 1992, which is incorporated herein by reference).

    10.4    Kelly Services, Inc. Non-employee Director Stock Award Plan. (Reference is made to Exhibit A to the Definitive Proxy for the fiscal year ended
            January 1, 1995, filed with the Commission in April, 1995, which is incorporated herein by reference).

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
