Form 10-K/A
period 1995-12-31
KELLY SERVICES INC
filed 1996-03-28
CIK 55135

                                      -1-
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
__x__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1995
                                      OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________________ to _____________________
Commission file number 0-1088

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


                          PURPOSE OF FILING


The purpose of this filing is to submit a corrected Exhibit 24, Powers of Attorney, previously filed with our Annual Report on Form 10-K on March 27, 1996 for the year ended December 31, 1995.


Dated:  March 28, 1996

                              SIGNATURE








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                KELLY SERVICES, INC.

Date:  March 28, 1996


                                /s/ P. K. Geiger
                                P. K. Geiger

                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)