Form 10-Q
period 1996-03-31
KELLY SERVICES INC
filed 1996-05-14
CIK 55135

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

                  For the quarterly period ended March 31, 1996

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At May 6, 1996, 34,449,007 shares of Class A and 3,583,605 shares of Class B common stock of the Registrant were outstanding.

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

                                                    - 3 -

                                   KELLY SERVICES, INC. AND SUBSIDIARIES

                                          STATEMENTS OF EARNINGS
                                                (UNAUDITED)
                             (In thousands of dollars except per share items)

                                                    13 Weeks Ended
                                            ------------------------------
                                            March 31, 1996    April 2, 1995
                                            -------------    -------------
                Sales of services              $733,931         $620,685

                Cost of services                596,245          498,667
                                               --------         --------

                Gross profit                    137,686          122,018

                Selling, general and
                  administrative expenses       117,738          104,305
                                               --------         --------

                Earnings from operations         19,948           17,713

                Interest income                   1,545            2,389
                                               --------         --------

                Earnings before income taxes     21,493           20,102
                                               --------         --------
                Income taxes:
                  Federal                         6,785            6,390
                  State and other                 1,805            1,450
                                               --------         --------
                Total income taxes                8,590            7,840
                                               --------         --------
                Net earnings                   $ 12,903         $ 12,262
                                               ========         ========

                Earnings per share                 $.34             $.32

                Dividends per share                $.20             $.18

                Average shares outstanding
                 (thousands)                     38,016           37,967




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

        BALANCE SHEETS AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                               (UNAUDITED)
                        (In thousands of dollars)
ASSETS                                           1996           1995
- ------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 62,341       $ 52,811
  Short-term investments                         76,291         74,737
  Accounts receivable, less
    allowances of $9,870 and
    $6,950, respectively                        413,392        397,534
  Prepaid expenses and other
    current assets                               33,706         33,520
                                               ---------      ---------
  Total current assets                          585,730        558,602

PROPERTY AND EQUIPMENT:
  Land and buildings                             35,134         35,153
  Equipment, furniture and
    leasehold improvements                      116,237        113,521
  Accumulated depreciation                      (68,077)       (64,286)
                                               ---------      ---------
  Total property and equipment                   83,294         84,388

INTANGIBLES AND OTHER ASSETS                     76,178         75,697
                                               ---------      ---------

TOTAL ASSETS                                   $745,202       $718,687
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 51,310       $ 53,013
  Payroll and related taxes                     133,905        118,996
  Accrued insurance                              52,918         51,309
  Income and other taxes                         26,840         19,265
                                               ---------      ---------
  Total current liabilities                     264,973        242,583
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,097 shares in
    1996 and 2,101 shares in 1995,
    respectively, at cost                        (6,314)        (6,327)
  Paid-in capital                                 7,324          7,215
  Earnings invested in the business             439,103        435,100
                                               ---------      ---------
  Total stockholders' equity                    480,229        476,104
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $745,202       $718,687
                                               =========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended
                                           ----------------------------
                                           March 31, 1996  April 2, 1995
                                           -------------   -------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,512        $ 36,507
    Conversions from Class B                      --                3
                                             ---------       ---------
    Balance at end of period                   36,512          36,510

  Class B common stock
    Balance at beginning of period              3,604           3,609
    Conversions to Class A                         --              (3)
                                             ---------       ---------
    Balance at end of period                    3,604           3,606

Treasury Stock
  Balance at beginning of period               (6,327)         (6,186)
  Exercise of stock options                         9             (30)
  Restricted stock awards                           4              --
                                             ---------       ---------
  Balance at end of period                     (6,314)         (6,216)

Paid-in Capital
  Balance at beginning of period                7,215           5,868
  Exercise of stock options                        72             342
  Restricted stock awards                          37             --
                                             ---------       ---------
  Balance at end of period                      7,324           6,210

Earnings Invested in the Business
  Balance at beginning of period              435,100         391,718
  Net earnings                                 12,903          12,262
  Cash dividends                               (7,603)         (6,834)
  Equity adjustment for foreign
    currency translation (cumulative
    credits of $824 in 1996 and
    $4,038 in 1995)                            (1,297)          5,446
                                             ---------       ---------
  Balance at end of period                    439,103         402,592
                                             ---------       ---------

Stockholders' Equity at end of period        $480,229        $442,702
                                             =========       =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
        FOR THE 13 WEEKS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                       (In thousands of dollars)


                                                1996            1995
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                 $12,903         $12,262
  Noncash adjustments:
    Depreciation and amortization                6,440           5,138
    Changes in certain working capital
      components                                 5,752          18,515
                                               --------        --------
      Cash from operating activities            25,095          35,915
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                          (4,888)         (4,518)
  Proceeds from sales and maturities of
    short-term investments                     333,018         301,744
  Purchases of short-term investments         (334,572)       (314,461)
  Increase in intangibles and other assets      (1,642)           (677)
                                               --------        --------
      Net cash from investing activities        (8,084)        (17,912)
                                               --------        --------

Cash flows from financing activities:
  Dividend payments                             (7,603)         (6,834)
  Exercise of stock options and
    restricted stock awards                        122             312
                                               --------        --------
      Net cash from financing activities        (7,481)         (6,522)
                                               --------        --------

Net change in cash and equivalents               9,530          11,481
Cash and equivalents at beginning
  of period                                     52,811          49,207
                                               --------        --------
Cash and equivalents at end of period          $62,341         $60,688
                                               ========        ========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

First Quarter

Sales of services in the first quarter of 1996 were $733,931,000, an increase of 18.2% over the same period in 1995. Domestic sales grew 17%, reflecting growth in the traditional staffing business and significant expansion in our staff leasing services. International sales continued to grow at double digit rates.

Cost of services, consisting of payroll and related costs of employees assigned to customers, increased 19.6% in the first quarter as compared to the same period in 1995. Average hourly wages and related costs from U.S. operations increased 8% from 1995 due to a tightening labor market.

Gross profit of $137,686,000 was 12.8% higher than 1995, while the Company-wide gross profit rate declined from 19.7% in 1995 to 18.8% in 1996. Growth in the staff leasing business, with its inherently lower margins, along with the upward pressure on wage rates noted above and growth of sales with our very large customers, where contracts require special pricing and additional implementation costs, all had the effect of reducing the consolidated gross profit rate.

Selling, general and administrative expenses were $117,738,000 in the first quarter, an increase of 12.9% over the same period in 1995. As a percent of sales, the spending rate averaged 16.0%, or .8 percentage point below last year's first quarter.

Earnings before income taxes were $21,493,000, an increase of 6.9% compared to pre-tax earnings of $20,102,000 for the same period in 1995. The pre-tax margin was 2.9%, a .3 percentage point decrease from the first quarter of 1995. Lower interest income represented .2 percentage point of the decline while the net of lower gross margins and lower expense spending accounted for the remaining .1 percentage point of the decrease.

Income taxes were 40% of pre-tax income. This was one percentage point over the applicable tax rate for the first quarter of 1995 due to increased state tax rates, reduced tax-exempt income and the expiration of tax credits earned through the targeted jobs tax credit program.

Net earnings were $12,903,000 in the first quarter of 1996, an increase of 5.2% over the first quarter of 1995. Earnings per share were $.34 compared to the $.32 in the same period last year.

Financial Condition

Assets totaled $745,202,000 at March 31, 1996, an increase of 3.7% over the $718,687,000 at December 31, 1995. Working capital increased $4,738,000 during the three-month period. The current ratio was 2.2 at March 31, 1996, a decline of .1 percentage point since December 31, 1995. Increased business activity during the first quarter of 1996 accounted for the change.

The quarterly dividend rate applicable to Class A and Class B shares was $.20 and $.18 per share in the first quarters of 1996 and 1995, respectively.

Management believes the financial condition of the Company continues to be strong, which enables it to fund working capital requirements and long-term growth opportunities from internal resources.

      --------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional and Technical Services, Inc., Kelly Services (Canada), Ltd., Les Services Kelly (Quebec) Inc., Lenore Simpson Personnel, Ltd., Societe Services Kelly, Kelly Professional Services (France), Inc., Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., OK Personnel Service Holding SA, Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly Pinpoint, Inc., Your Staff, Inc., The Wallace Law Registry, Inc., Kelly Services France S.A., Bourse Du Travail Temporaire 2000, Kelly Formation S.A.R.L. and Kelly Services Luxembourg S.A.R.L.

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period in this filing.

                 PART II.  OTHER INFORMATION


Item 1.          Legal Proceedings.
                 ------------------

                 Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and to the description therein of the imposition by the Internal Revenue Service of an accumulated earnings tax in connection with an audit of the Company's consolidated federal tax liability. In April, 1996, this assessment was waived in its entirety by the Internal Revenue Service.


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

Date:  May 14, 1996

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