Form 10-Q
period 1996-06-30
KELLY SERVICES INC
filed 1996-08-13
CIK 55135

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

                  For the quarterly period ended June 30, 1996

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At August 2, 1996, 34,473,121 shares of Class A and 3,583,605 shares of Class B common stock of the Registrant were outstanding.

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

                                                 - 3 -

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended                     26 Weeks Ended
                                    ------------------------------     ------------------------------
                                    June 30, 1996     July 2, 1995     June 30, 1996     July 2, 1995
                                    -------------    -------------     -------------    -------------
     Sales of services                 $804,262         $652,417         $1,538,193        $1,273,102

     Cost of services                   652,007          519,739          1,248,252         1,018,406
                                       --------         --------         ----------        ----------

     Gross profit                       152,255          132,678            289,941           254,696

     Selling, general and
       administrative expenses          124,259          107,789            241,997           212,094
                                       --------         --------         ----------        ----------

     Earnings from operations            27,996           24,889             47,944            42,602

     Interest income                      1,142            2,321              2,687             4,710
                                       --------         --------         ----------        ----------

     Earnings before income taxes        29,138           27,210             50,631            47,312
                                       --------         --------         ----------        ----------
     Income taxes:
       Federal                            9,270            8,505             16,055            14,895
       State and other                    2,420            2,045              4,225             3,495
                                       --------         --------         ----------        ----------
     Total income taxes                  11,690           10,550             20,280            18,390
                                       --------         --------         ----------        ----------
     Net earnings                      $ 17,448         $ 16,660         $   30,351        $   28,922
                                       ========         ========         ==========        ==========

     Earnings per share                    $.46             $.44               $.80              $.76

     Dividends per share                   $.21             $.20               $.41              $.38

     Average shares outstanding
       (thousands)                       38,041           37,987             38,029            37,977




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

        BALANCE SHEETS AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                               (UNAUDITED)
                        (In thousands of dollars)
ASSETS                                           1996           1995
- ------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 16,278       $ 52,811
  Short-term investments                         62,455         74,737
  Accounts receivable, less
    allowances of $10,505 and
    $6,950, respectively                        487,312        397,534
  Prepaid expenses and other
    current assets                               38,474         33,520
                                               ---------      ---------
  Total current assets                          604,519        558,602

PROPERTY AND EQUIPMENT:
  Land and buildings                             35,187         35,153
  Equipment, furniture and
    leasehold improvements                      121,099        113,521
  Accumulated depreciation                      (73,835)       (64,286)
                                               ---------      ---------
  Total property and equipment                   82,451         84,388

INTANGIBLES AND OTHER ASSETS                     79,622         75,697
                                               ---------      ---------

TOTAL ASSETS                                   $766,592       $718,687
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 77,554       $ 53,013
  Payroll and related taxes                     135,697        118,996
  Accrued insurance                              51,224         51,309
  Income and other taxes                         12,781         19,265
                                               ---------      ---------
  Total current liabilities                     277,256        242,583
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,060 shares in
    1996 and 2,101 shares in 1995,
    respectively, at cost                        (6,205)        (6,327)
  Paid-in capital                                 8,194          7,215
  Earnings invested in the business             447,231        435,100
                                               ---------      ---------
  Total stockholders' equity                    489,336        476,104
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $766,592       $718,687
                                               =========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended                   26 Weeks Ended
                                           ----------------------------      -----------------------------
                                           June 30, 1996   July 2, 1995      June 30, 1996    July 2, 1995
                                           ------------    ------------      ------------     ------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,512        $ 36,510          $ 36,512         $ 36,507
    Conversions from Class B                       15               1                15                4
                                             ---------       ---------         ---------        ---------
    Balance at end of period                   36,527          36,511            36,527           36,511

  Class B common stock
    Balance at beginning of period              3,604           3,606             3,604            3,609
    Conversions to Class A                        (15)             (1)              (15)              (4)
                                             ---------       ---------         ---------        ---------
    Balance at end of period                    3,589           3,605             3,589            3,605

Treasury Stock
  Balance at beginning of period               (6,314)         (6,216)           (6,327)          (6,186)
  Exercise of stock options                        50              --                59              (30)
  Restricted stock awards                          59              35                63               35
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     (6,205)         (6,181)           (6,205)          (6,181)

Paid-in Capital
  Balance at beginning of period                7,324           6,210             7,215            5,868
  Exercise of stock options                       390             131               462              473
  Restricted stock awards                         480             297               517              297
                                             ---------       ---------         ---------        ---------
  Balance at end of period                      8,194           6,638             8,194            6,638

Earnings Invested in the Business
  Balance at beginning of period              439,103         402,592           435,100          391,718
  Net earnings                                 17,448          16,660            30,351           28,922
  Cash dividends                               (7,991)         (7,599)          (15,594)         (14,433)
  Equity adjustment for foreign
    currency translation (cumulative
    charge of $505 in 1996 and
    credit of $3,425 in 1995)                  (1,329)           (613)           (2,626)           4,833
                                             ---------       ---------         ---------        ---------
  Balance at end of period                    447,231         411,040           447,231          411,040
                                             ---------       ---------         ---------        ---------

Stockholders' Equity at end of period        $489,336        $451,613          $489,336         $451,613
                                             =========       =========         =========        =========


                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
         FOR THE 26 WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995
                       (In thousands of dollars)


                                                1996            1995
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                 $30,351         $28,922
  Noncash adjustments:
    Depreciation and amortization               12,911          10,619
    Changes in certain working capital
      components                               (61,221)        (21,891)
                                               --------        --------
      Net cash from operating activities       (17,959)         17,650
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                         (10,053)        (14,907)
  Proceeds from sales and maturities of
    short-term investments                     561,375         613,074
  Purchases of short-term investments         (549,093)       (584,739)
  Increase in intangibles and other assets      (6,310)        (15,664)
                                               --------        --------
      Net cash from investing activities        (4,081)         (2,236)
                                               --------        --------

Cash flows from financing activities:
  Dividend payments                            (15,594)        (14,433)
  Exercise of stock options and
    restricted stock awards                      1,101             775
                                               --------        --------
      Net cash from financing activities       (14,493)        (13,658)
                                               --------        --------

Net change in cash and equivalents             (36,533)          1,756
Cash and equivalents at beginning
  of period                                     52,811          49,207
                                               --------        --------
Cash and equivalents at end of period          $16,278         $50,963
                                               ========        ========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

Second Quarter

Sales of services in the second quarter of 1996 were $804,262,000, an increase of 23.3% from the same period in 1995. Domestic sales grew in excess of 20%, and reflects growth in the staffing business and significant expansion in our staff leasing services. International sales continued to grow at double digit rates.

Cost of services, consisting of payroll and related costs of employees assigned to customers, increased 25.4% in the second quarter as compared to the same period in 1995. Average hourly wage rates and related costs from U.S. operations have increased from 1995 at a rate somewhat higher than the general inflation rate due to a tightening labor market.

Gross profit of $152,255,000 was 14.8% higher than 1995, while the Company-wide gross profit rates declined from 20.3% in 1995 to 18.9% in 1996. Growth in the staff leasing business, with its inherently lower margins, along with the upward pressure on wage rates noted above and growth of sales with our very large customers, where contracts require special pricing and additional implementation costs, all had the effect of reducing the consolidated gross profit rate.

Selling, general and administrative expenses were $124,259,000 in the second quarter, an increase of 15.3% over the same period in 1995.
As a percent of sales, the spending rate averaged 15.5%, compared to 16.5% in last year's second quarter.

Earnings before income taxes were $29,138,000, an increase of 7.1%, compared to pretax earnings of $27,210,000 for the same period in 1995. The pretax margin was 3.6%, a .6 percentage point decrease from the second quarter of 1995. Lower interest income represented .2 percentage point of the decline while the net of the lower gross margin rate and lower expense spending rate accounted for the remaining
 .4 percentage point of the decrease.

Income taxes were 40.1% of pretax income. This was 1.3 percentage point over the applicable tax rate for the second quarter of 1995 due to increased state tax rates, reduced tax-exempt income and the expiration of tax credits against federal income tax liability earned through the targeted jobs tax credit program.

Net earnings were $17,448,000 in the second quarter of 1996, an increase of 4.7% over the second quarter of 1995. Earnings per share were $.46 compared to the $.44 in the same period last year.



Year-to-Date


Sales of services totaled $1,538,193,000 during the first six months of 1996, an increase of 20.8% over 1995. This increase reflects continued growth in the volume of domestic and international sales.

Cost of services of $1,248,252,000 was 22.6% higher than last year, reflecting domestic and international volume growth and increases in payroll costs due to a tightening U.S. labor market.

Gross profit increased 13.8% in 1996 due to strong increased sales volume, but at lower gross profit rates on sales. The gross profit rate was 18.8% for the first six months of 1996 compared to 20.0% for 1995. This decline reflects competitive constraints on price increases in U.S. service lines, growth of sales with our very large customers and higher volume growth in the staff leasing business.

Selling, general and administrative expenses of $241,997,000 were 14.1% higher than last year. The spending rate was 15.7% of sales, 1.0 percentage point below last year's rate. Expenses continue to be closely monitored in response to tightening margins in both U.S. and overseas markets.

Earnings before taxes were $50,631,000, an increase of 7.0% over 1995. These earnings averaged a pretax margin of 3.3%, or .4 percentage point decrease over 1995. Lower interest income accounts for half of this decline, and the net of lower gross margin rates, offset by a decreased expense spending rate, accounted for the remainder. Income taxes were 40.1% of pretax earnings and were 1.2 percentage point higher than last year's first half income tax rate. The absence of the targeted jobs tax credit, increased state and local rates and increased foreign tax rates account for this change.

Net earnings were $30,351,000, or 4.9% higher than the first six months of 1995. Earnings per share were $.80 compared to $.76 last year.

Financial Condition

Assets totaled $766,592,000 at June 30, 1996, an increase of 6.7% over the $718,687,000 at December 31, 1995. Working capital increased $11,244,000 during the six-month period. The components of working capital, notably accounts receivable, have changed due to increased business activity. The current ratio was 2.2 at June 30, 1996, a decline of .1 percentage point since December 31, 1995.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was increased to $.21 per share in the second quarter of 1996. This compares to a dividend rate of $.20 per share in the second quarter of 1995.

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

                 PART II.  OTHER INFORMATION


Item 1.          Legal Proceedings.
                 ------------------

                 Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and to the description therein of the proposed imposition by the Internal Revenue Service of an accumulated earnings tax in connection with an audit of the Company's consolidated federal tax liability for the years 1988, 1989 and 1990. As disclosed in Item 1, Legal Proceedings, of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, this assessment was waived in its entirety by the Internal Revenue Service in April, 1996.


Item 4.          Submission of Matters to a Vote of Security Holders.
                 ----------------------------------------------------

            (a) The annual meeting of stockholders of registrant was held May 21, 1996.

            (b) The nominees for director, as listed in the Company's proxy statement dated April 22, 1996, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

            (c) A brief description and the results of the matters voted upon at the meeting follow.

                 (1) Election of the following directors:

                                            Shares Voted    Shares Voted
                                               "For"         "Withhold"
                                            ------------    ------------

                     W. R. Kelly              3,494,348        3,730
                     B. J. White              3,494,247        3,831

                 (2) Approval of amendment to the Certificate of
                     Incorporation to increase the size of the Board of
                     Directors:

                         Shares voted "For"                3,428,489
                         Shares voted "Against"               54,742
                         Shares voted "Abstain"               14,847

Item 4.          Submission of Matters to a Vote of Security Holders
                 (continued).
                 ---------------------------------------------------

                 (3) Approval of Amended and Restated Performance Incentive Plan including performance-based criteria for performance awards for senior executive officers:

                         Shares voted "For"                3,449,750
                         Shares voted "Against"                9,156
                         Shares voted "Abstain"               14,470

                 (4) Ratification of the selection of Price Waterhouse LLP as the Company's independent auditors:

                         Shares voted "For"                3,494,051
                         Shares voted "Against"                1,800
                         Shares voted "Abstain"                2,227


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

Date:  August 13, 1996


                                /s/ P. K. Geiger
                                P. K. Geiger

                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                            INDEX TO EXHIBITS
                          REQUIRED BY ITEM 601,
                             REGULATION S-K
                          ---------------------

Exhibit
  No.                          Description                       Document
- -------                        -----------                       --------


  3.1 Certificate of Amendment of Certificate of Incorporation dated June 14, 1996 and filed with the Secretary of State, State of Delaware, on June 20, 1996. (Reference is made to Exhibit A to the Definitive Proxy for the fiscal year ended December 31, 1995, filed with the Commission in April, 1996, which is incorporated herein by reference.)

  3.2       Complete copy of the Certificate of Incorporation,       2
            as amended.


  4 Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth,
            Ninth, Tenth, Eleventh, Twelfth, Thirteenth,
            Fourteenth and Fifteenth of the Certificate of Incorporation, Exhibit 3.2.


 27         Financial Data Schedule                                  3