Form 10-Q
period 1996-09-29
KELLY SERVICES INC
filed 1996-11-12
CIK 55135

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

                For the quarterly period ended September 29, 1996

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At November 1, 1996, 34,474,225 shares of Class A and 3,583,605 shares of Class B common stock of the Registrant were outstanding.

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

                                                 - 3 -

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended                     39 Weeks Ended
                                    ------------------------------     ------------------------------
                                    Sept. 29, 1996   Oct. 1, 1995      Sept. 29, 1996   Oct. 1, 1995
                                    -------------    -------------     -------------    -------------
     Sales of services                 $873,242         $698,453         $2,411,435        $1,971,555

     Cost of services                   711,950          555,968          1,960,202         1,574,374
                                       --------         --------         ----------        ----------

     Gross profit                       161,292          142,485            451,233           397,181

     Selling, general and
       administrative expenses          125,794          111,125            367,791           323,219
                                       --------         --------         ----------        ----------

     Earnings from operations            35,498           31,360             83,442            73,962

     Interest income                        822            1,798              3,509             6,508
                                       --------         --------         ----------        ----------

     Earnings before income taxes        36,320           33,158             86,951            80,470
                                       --------         --------         ----------        ----------
     Income taxes:
       Federal                           11,830           10,285             27,885            25,180
       State and other                    3,060            2,500              7,285             5,995
                                       --------         --------         ----------        ----------
     Total income taxes                  14,890           12,785             35,170            31,175
                                       --------         --------         ----------        ----------
     Net earnings                      $ 21,430         $ 20,373         $   51,781        $   49,295
                                       ========         ========         ==========        ==========

     Earnings per share                    $.56             $.54              $1.36             $1.30

     Dividends per share                   $.21             $.20               $.62              $.58

     Average shares outstanding
       (thousands)                       38,057           38,005             38,038            37,986




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

      BALANCE SHEETS AS OF SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
                               (UNAUDITED)
                        (In thousands of dollars)
ASSETS                                           1996           1995
------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $  9,603       $ 52,811
  Short-term investments                         36,424         74,737
  Accounts receivable, less
    allowances of $11,165 and
    $6,950, respectively                        554,915        397,534
  Prepaid expenses and other
    current assets                               38,969         33,520
                                               ---------      ---------
  Total current assets                          639,911        558,602

PROPERTY AND EQUIPMENT:
  Land and buildings                             36,002         35,153
  Equipment, furniture and
    leasehold improvements                      128,030        113,521
  Accumulated depreciation                      (79,514)       (64,286)
                                               ---------      ---------
  Total property and equipment                   84,518         84,388

INTANGIBLES AND OTHER ASSETS                     81,101         75,697
                                               ---------      ---------

TOTAL ASSETS                                   $805,530       $718,687
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $ 81,281       $ 53,013
  Payroll and related taxes                     148,729        118,996
  Accrued insurance                              49,175         51,309
  Income and other taxes                         23,423         19,265
                                               ---------      ---------
  Total current liabilities                     302,608        242,583
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,058 shares in
    1996 and 2,101 shares in 1995,
    respectively, at cost                        (6,200)        (6,327)
  Paid-in capital                                 8,238          7,215
  Earnings invested in the business             460,768        435,100
                                               ---------      ---------
  Total stockholders' equity                    502,922        476,104
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $805,530       $718,687
                                               =========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended                   39 Weeks Ended
                                           ----------------------------      -----------------------------
                                           Sept. 29, 1996  Oct. 1, 1995      Sept. 29, 1996   Oct. 1, 1995
                                           ------------    ------------      ------------     ------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,527        $ 36,511          $ 36,512         $ 36,507
    Conversions from Class B                       --             --                 15                4
                                             ---------       ---------         ---------        ---------
    Balance at end of period                   36,527          36,511            36,527           36,511

  Class B common stock
    Balance at beginning of period              3,589           3,605             3,604            3,609
    Conversions to Class A                         --              --               (15)              (4)
                                             ---------       ---------         ---------        ---------
    Balance at end of period                    3,589           3,605             3,589            3,605

Treasury Stock
  Balance at beginning of period               (6,205)         (6,181)           (6,327)          (6,186)
  Exercise of stock options                         2            (155)               61             (185)
  Restricted stock awards                           3               6                66               41
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     (6,200)         (6,330)           (6,200)          (6,330)

Paid-in Capital
  Balance at beginning of period                8,194           6,638             7,215            5,868
  Exercise of stock options                        12             475               474              948
  Restricted stock awards                          32              57               549              354
                                             ---------       ---------         ---------        ---------
  Balance at end of period                      8,238           7,170             8,238            7,170

Earnings Invested in the Business
  Balance at beginning of period              447,231         411,040           435,100          391,718
  Net earnings                                 21,430          20,373            51,781           49,295
  Cash dividends                               (7,992)         (7,603)          (23,586)         (22,036)
  Equity adjustment for foreign
    currency translation (cumulative
    charge of $406 in 1996 and
    credit of $3,024 in 1995)                      99            (401)           (2,527)           4,432
                                             ---------       ---------         ---------        ---------
  Balance at end of period                    460,768         423,409           460,768          423,409
                                             ---------       ---------         ---------        ---------

Stockholders' Equity at end of period        $502,922        $464,365          $502,922         $464,365
                                             =========       =========         =========        =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
     FOR THE 39 WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                       (In thousands of dollars)


                                                1996            1995
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                 $51,781         $49,295
  Noncash adjustments:
    Depreciation and amortization               19,316          16,433
    Changes in certain working capital
      components                              (104,052)        (58,049)
                                               --------        --------
      Net cash from operating activities       (32,955)          7,679
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                         (17,745)        (25,192)
  Proceeds from sales and maturities of
      short-term investments                   835,485         887,679
  Purchases of short-term investments         (797,172)       (840,221)
  Increase in intangibles and other assets      (8,385)        (16,904)
                                               --------        --------
      Net cash from investing activities        12,183           5,362
                                               --------        --------

Cash flows from financing activities:
  Dividend payments                            (23,586)        (22,036)
  Exercise of stock options and
    restricted stock awards                      1,150           1,158
                                               --------        --------
      Net cash from financing activities       (22,436)        (20,878)
                                               --------        --------

Net change in cash and equivalents             (43,208)         (7,837)
Cash and equivalents at beginning
  of period                                     52,811          49,207
                                               --------        --------
Cash and equivalents at end of period          $ 9,603         $41,370
                                               ========        ========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

Third Quarter

Sales of services in the third quarter of 1996 were $873,242,000, an increase of 25% from the same period in 1995. Domestic sales grew 25%, and reflects strong growth in the staffing business and significant expansion in our staff leasing services. International sales continued to grow at double digit rates.

Cost of services, consisting of payroll and related costs of employees assigned to customers, increased 28.1% in the third quarter as compared to the same period in 1995. Average hourly wage rates and related costs from U.S. operations have increased from 1995 at a rate somewhat higher than the general inflation rate due to a tightening labor market.

Gross profit of $161,292,000 was 13.2% higher than 1995, while the Company-wide gross profit rates as a percentage of sales of services declined from 20.4% in 1995 to 18.5% in 1996. Growth in the staff leasing business, with its inherently lower margins, the upward pressure on wage rates noted above and the growth of sales with our very large customers, where contracts require special pricing and additional implementation costs, all had the effect of reducing the consolidated gross profit rate.

Selling, general and administrative expenses were $125,794,000 in the third quarter, an increase of 13.2% over the same period in 1995. As a percent of sales, the spending rate averaged 14.4%, compared to 15.9% in last year's third quarter.

Earnings before income taxes were $36,320,000, an increase of 9.5%, compared to pretax earnings of $33,158,000 for the same period in 1995. The pretax margin was 4.2%, a .5 percentage point decrease from the third quarter of 1995. Lower interest income represented .1 percentage point of the decline while the net of the lower gross profit rate and lower expense spending rate accounted for the remaining .4 percentage point of the decrease.

Income taxes were 41.0% of pretax income. This was 2.4 percentage points over the applicable tax rate for the third quarter of 1995 due to increased state taxes, reduced tax-exempt income and the expiration of tax credits against federal income tax liability earned through the targeted jobs tax credit program.

Net earnings were $21,430,000 in the third quarter of 1996, an increase of 5.2% over the third quarter of 1995. Earnings per share were $.56 compared to $.54 in the same period last year.



Year-to-Date


Sales of services totaled $2,411,435,000 during the first nine months of 1996, an increase of 22.3% over 1995. This increase reflects continued growth in the volume of domestic and international sales.

Cost of services of $1,960,202,000 was 24.5% higher than last year, reflecting domestic and international volume growth and increases in payroll costs due to a tightening U.S. labor market.

Gross profit increased 13.6% in 1996 due to strong increased sales volume, but at lower gross profit rates on sales. The gross profit rate was 18.7% for the first nine months of 1996 compared to 20.1% for 1995. This decline reflects competitive constraints on price increases in U.S. service lines, growth of sales with our very large customers and higher volume growth in the staff leasing business.

Selling, general and administrative expenses of $367,791,000 were 13.8% higher than last year. The spending rate was 15.3% of sales, 1.1 percentage point below last year's rate. Expenses continue to be closely monitored in response to tightening margins in both U.S. and overseas markets.

Earnings before taxes were $86,951,000, an increase of 8.1% over 1995. These earnings averaged a pretax margin of 3.6%, or .5 percentage point decrease from 1995. Lower interest income accounted for .2 percentage point of this decline, and the net of lower gross margin rates, offset by a decreased expense spending rate, accounted for the remainder. Income taxes were 40.4% of pretax earnings and were 1.7 percentage point higher than last year's first nine months' income tax rate. The absence of the targeted jobs tax credit, reduced tax exempt income, and increased state and local taxes are the largest components that account for this change.

Net earnings were $51,781,000, or 5.0% higher than the first nine months of 1995. Earnings per share were $1.36 compared to $1.30 last year.

Financial Condition

The Company's financial condition continues to be strong with cash and equivalents and short-term investments of $46.0 million. This compares to the $127.5 million as of December 31, 1995. This decline resulted primarily from the growth in accounts receivable; the growth in accounts receivable resulted from the strong increase in sales during the nine months of 1996.

Assets totaled $805,530,000 at September 29, 1996, an increase of 12.1% over the $718,687,000 at December 31, 1995. Working capital increased $21,284,000 during the nine-month period. The components of working capital, notably accounts receivable, have changed primarily due to the strong increase in business activity during the year. The current ratio was 2.1 at September 29, 1996, a decline of .2 percentage point since December 31, 1995.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.21 per share in the third quarter of 1996. This compares to a dividend rate of $.20 per share in the third quarter of 1995.

      --------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly
Properties, Inc., Kelly Professional and Technical Services, Inc.,
Kelly Services (Canada), Ltd.,  Les Services Kelly (Quebec) Inc.,
Lenore Simpson Personnel, Ltd., Societe Services Kelly, Kelly Professional Services (France), Inc., Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., OK Personnel Service Holding SA, Kelly de Mexico, S.A.
de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly
Pinpoint, Inc., Your Staff, Inc., The Wallace Law Registry, Inc.,
Kelly Services France S.A., Bourse Du Travail Temporaire 2000, Kelly Formation S.A.R.L., Kelly Services Luxembourg S.A.R.L., Kelly Services Italia S.R.L., Kelly Services Iberia Holding Company, S.L., Kelly
Services Empleo E.T.T., S.L. and Kelly Services Seleccion y Formacion,
S.L.

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

Date:  November 12, 1996


                                /s/ P. K. Geiger
                                P. K. Geiger

                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                            INDEX TO EXHIBITS
                          REQUIRED BY ITEM 601,
                             REGULATION S-K
                          ---------------------

Exhibit
  No.                          Description                       Document
-------                        -----------                       --------


  3         By-Laws, as amended on August 20, 1996.                  2


  4 Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth,
            Ninth, Tenth, Eleventh, Twelfth, Thirteenth,
            Fourteenth and Fifteenth of the Certificate of Incorporation. (Reference is made to Exhibit 3.2 to the Form 10-Q for the quarterly period ended June 30, 1996, filed with the Commission in August, 1996, which is incorporated herein by reference.)

 27         Financial Data Schedule                                  3