Form 10-K405
period 1996-12-29
KELLY SERVICES INC
filed 1997-03-25
CIK 55135

                         Index to Exhibits on page 26
                                      -1-
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 29, 1996
                                      OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________________ to _____________________
Commission file number 0-1088

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

       Securities Registered Pursuant to Section 12(b) of the Act:
     Title of each class           Name of each exchange on which registered
       Class A Common                             NASDAQ/NMS
       Class B Common                             NASDAQ/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes __X__     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the Class B common stock, par value $1.00, the only class of the registrant's securities with voting rights, held by non-affiliates of the registrant on March 14, 1997, was $10,172,400 based upon the closing price of $28.00 per share.

Registrant had 34,480,715 shares of Class A and 3,581,924 of Class B common stock, par value $1.00, outstanding as of March 14, 1997.

                      Documents Incorporated by Reference
The proxy statement of the registrant with respect to the 1997 Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated:   March 25, 1997

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

     (c)  Narrative Description of Business.

          (i) Principal Services Rendered. Registrant, and its subsidiaries, which are service organizations, provide temporary office clerical, marketing, professional, technical, light industrial, home care services (to those who need help with their daily living needs and personal care), management services and other business services to a diversified group of customers through offices located in major cities of the United States, Australia, Canada, Denmark, France, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Russia, Spain, Switzerland and United Kingdom. These services are generally furnished under the name of Kelly Temporary Services, with the following specific services provided: office clerical, marketing, professional, technical, semi-skilled light industrial and management services. Staff leasing services are provided under the name of Your Staff, a wholly owned subsidiary of the registrant. Home care services to those who need help with their daily living needs and personal care are furnished under the name of Kelly Assisted Living Services, Inc., which is a wholly owned subsidiary of registrant. Legal staffing services are provided under the name of The Wallace Law Registry, a wholly owned subsidiary of the registrant. Registrant performs these services through its temporary employees by assigning them to work on the premises of registrant's customers.

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

     Registrant operates through approximately 1,500 domestic and foreign offices located in all 50 states, the District of Columbia and Puerto Rico; and Australia, Canada, Denmark, France, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Russia, Spain, Switzerland and United Kingdom. Each office provides the services of one or more of the divisions or subsidiaries and are operated directly by the registrant.

     (ii) New Services. There are no new industry segments that the registrant is planning to enter or new service areas that will require a material investment of assets.

     (iii) Raw Materials. Registrant is involved in a service business and raw materials are nonexistent in the business.

     (iv) Service Marks. Registrant is the owner of numerous service marks, which are registered with the United States Patent and Trade Mark Office and in foreign countries.

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

     (x) Competition. Registrant is one of the largest global suppliers of temporary help services. In the United States, there are less than 100 national competitors, and approximately 20,000 organizations locally compete in varying degrees in different localities where registrant operates local offices. In foreign markets there are several similar levels of global, national and local competitors. The most significant competitive factors worldwide are geographic coverage, breadth of service, service quality and price.

     (xi) Research Activities. Registrant's expenditure for research and the number of people involved are not material.

     (xii) Environmental Matters. Registrant is involved in a service business and is not affected by federal, state and local provisions regulating the discharge of materials into the environment.

     (xiii) Employees. Registrant and subsidiaries employ on a full time basis approximately 1,100 persons at its headquarters in Troy, Michigan, and approximately 5,000 persons in branch offices operated directly by registrant. Registrant employed in the last fiscal year approximately 686,000 men and women for temporary periods. As the employer, registrant is responsible for and pays Social Security and Medicare taxes, workers' compensation, federal and state unemployment compensation taxes, liability insurance and other similar costs, and is responsible for payroll deductions of Social Security, Medicare and income taxes. Although the work may be done in the office of the registrant's customer, registrant remains the employer of its temporary employees with responsibility for their assignment and reassignment.

     (d) Foreign Operations. For information regarding sales, earnings from operations and identifiable assets by domestic and foreign operations, reference is made to the information presented in the Summary of Significant Accounting Policies note to the consolidated financial statements presented in
Item 8 in Part II of this report.

ITEM 2.  PROPERTIES.

     Registrant owns the premises in Troy, Michigan, from which its headquarters, subsidiaries and divisional offices are presently operated. Registrant purchased the original headquarters building in Troy, Michigan, in 1977 and has expanded operations into an adjacent building that was purchased in 1991. The combined floor space for the headquarters complex approximates 214,000 square feet, plus leased space nearby of 103,000 square feet. The buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. In addition, registrant owns vacant land in Troy and northern Oakland County, Michigan, for future expansion. Registrant's branch offices are conducted from premises which are leased. A majority of the leases are for fixed terms, from one to five years. Registrant owns virtually all office furniture and equipment used in its headquarters building and branch offices.

ITEM 3.  LEGAL PROCEEDINGS.

     In 1992 the Internal Revenue Service (IRS) proposed the imposition of an accumulated earnings tax totaling $49 million for 1988, 1989 and 1990 in connection with an audit of the Company's consolidated federal tax liability. In April, 1996 this assessment was waived in its entirety by the IRS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders in the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Kelly Services' stock is traded over-the-counter in the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                    Per share amounts (in dollars)
                         ----------------------------------------------------
                           First      Second     Third      Fourth
                          Quarter    Quarter    Quarter    Quarter     Year
                          -------    -------    -------    -------    -------

1996
----
Stock Prices
 Class A common
    High . . . . . . . .  $32 1/2    $32 1/2    $31 3/4    $30 1/4    $32 1/2
    Low  . . . . . . . .   26         28 3/4     26         25 1/4     25 1/4
 Class B common
    High . . . . . . . .   32         32         34         31         34
    Low  . . . . . . . .   30         30         31         29         29

Dividends. . . . . . . .     .20        .21        .21        .21        .83


1995
----
Stock Prices
 Class A common
    High . . . . . . . .  $37        $36 3/4    $31 3/4    $28 1/2    $37
    Low  . . . . . . . .   26 1/2     25 1/4     25 5/8     24 1/2     24 1/2
 Class B common
    High . . . . . . . .   34         34         31 1/2     29         34
    Low  . . . . . . . .   27 1/4     30         31 1/2     28         27 1/4

Dividends. . . . . . . .     .18        .20        .20        .20        .78

The number of holders of record of the Class A and Class B common stock, par value $1.00, of registrant were 1,168 and 259 respectively, as of March 14, 1997.

                                      -6-

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes selected financial information of Kelly
Services, Inc. and its subsidiaries for each of the most recent six fiscal years. This table should be read in conjunction with other financial information of the registrant including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements included elsewhere herein.

(In millions except                                                        (1)
per share amounts)             1996      1995      1994      1993      1992      1991
-------------------            ----      ----      ----      ----      ----      ----

Sales of services . . . .    $3,302.3  $2,689.8  $2,362.6  $1,954.5  $1,712.7  $1,424.3
Earnings before taxes . .       122.9     113.3      98.5      70.9      61.0      60.2
Net earnings. . . . . . .        73.0      69.5      61.1      44.6      39.2      38.6


Per share data:
  Earnings  . . . . . . .    $   1.92  $   1.83  $   1.61  $   1.18  $   1.04  $   1.03
  Dividends . . . . . . .
    Class A common. . . .         .83       .78       .70       .63       .58       .57
    Class B common. . . .         .83       .78       .70       .63       .58       .57

Working capital . . . . .    $  336.6  $  316.0  $  315.8  $  291.2  $  279.8  $  287.0
Total assets. . . . . . .       838.9     718.7     642.4     542.1     496.1     479.4

(1) Fiscal year included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

1996 versus 1995

     Sales reached a record level of $3.3 billion in 1996, an increase of 23% over 1995. Domestic sales grew 23% and foreign sales 24%. Foreign sales accounted for over 19% of total company sales.

     Cost of services, representing payroll and related taxes and benefits for temporary employees, increased 25%. Increases in pay rates, payroll taxes and other direct costs accounted for these changes. Overall, the percentage of gross profit to sales decreased to 18.6% in 1996 from 20.1% in 1995. A major factor influencing the decrease was competitive conditions worldwide, including reduced margins on large national contracts and staff leasing.

     Selling, general and administrative expenses increased 13% over 1995. The increase reflects normal growth, including opening and equipping new offices. As a percentage of sales, expenses decreased to 14.9%, from 16.2% in 1995.

      Earnings from operations in 1996 were $121 million, a new record for the Company, and an increase of 14% over 1995. These earnings were 3.7% of sales, compared to 4.0% in 1995.

     Interest income declined to $4.2 million in 1996 from $8.2 million in 1995. This decline was the result of the need for cash to be used for operating activities, including capital expenditures.

     Interest expense, which grew from $1.2 million in 1995 to $2.2 million in 1996, was related to short-term borrowings in Europe to finance business expansion and operations.

     Earnings before income taxes were a record $122.9 million, an increase of 8% over 1995. Pre-tax margins as a percentage of sales were 3.7% in 1996 and 4.2% in 1995. Income taxes increased 14% over 1995 with an effective tax rate of 40.6% of pre-tax income. The current tax rate rose primarily as a result of reduced tax exempt income, the expiration of the targeted jobs tax credit and higher foreign taxes.

     Net earnings were a record $73.0 million in 1996, 5% higher than the 1995 results of $69.5 million. The rate of return on sales was 2.2% in 1996 and 2.6% in 1995. Earnings per share were $1.92, a 5% increase over the $1.83 per share earned in 1995.

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

     Selling, general and administrative expenses increased 17% over 1994. As a percentage of sales, expenses increased to 16.2%, up from 15.7% in 1994.
The increase principally reflects the opening of new offices, the effect of acquired companies for full years and normal growth.

      Earnings from operations in 1995 totaled $106 million, a new record for the Company, and an increase of 15% over 1994. These earnings were 4.0% of sales, compared to 3.9% in 1994.

     Interest income increased to $8.2 million in 1995 which was 22% higher than the $6.7 million earned in 1994. The increase resulted from higher rates of return on investments. Interest expense, which related to short-term borrowings in Europe, increased from $ .3 million to $1.2 million.

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

Liquidity and Capital Resources

     In 1996, strong sales increases including a significant growth in business with large national and international customers (generally with longer payment cycles) resulted in a 39% increase in trade accounts receivable over 1995. This increase, investments to expand and improve the worldwide branch network, business acquisitions and dividends were financed through operations, investing and financing activities. Lines of credit with banks have been utilized to finance short term needs of foreign subsidiaries. At the end of 1996, the amounts due under these lines were $42 million, up from $16 million in 1995 and $9 million in 1994. In 1995 and 1994, cash was directed primarily toward purchases of equipment, dividends and the acquisitions of businesses.

     The Company's working capital of $337 million in 1996 increased $21 million over 1995 and 1994. The current ratio was 2.0 in 1996, 2.3 in 1995 and 2.5 in 1994. The current ratios have declined over this period due principally to the use of current assets to finance continued business expansion, including the acquisition of businesses and additional properties.

     Stockholders' equity grew 9% in 1996 following growth of 10% in 1995 and 12% in 1994. The return on average stockholders' equity was 14.7% in 1996, 15.3% in 1995 and 14.9% in 1994. Dividends paid per share were $.83 in 1996, an increase of 6% over the $.78 per share paid in 1995.

     The Company's financial position continues to be strong. This strength will allow it to continue to aggressively pursue growth opportunities, while supporting current operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are set in the accompanying index on page 12 of this filing and are presented in pages 13-25.

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

ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
                                                 Served as an           Business Experience
      Name/Office                Age          Officer Since (2)         During Last 5 Years
------------------------   ----------------   -----------------   --------------------------------
William R. Kelly                 91                  1952         Served as officer of registrant.
Chairman of the Board

Terence E. Adderley (1)          63                  1961         Served as officer of registrant.
President and Chief
  Executive Officer

Robert G. Barranco               56                  1989         Served as officer of registrant
Executive Vice President                                          or one of its operating
                                                                  divisions.

Carl T. Camden                   42                  1995         Served as officer of registrant
Executive Vice President (3)                                      since April, 1995. From 1993
                                                                  served as Senior Vice President
                                                                  at Society Management Company,
                                                                  the parent of Key Bank and
                                                                  Society Bank Groups.  Prior
                                                                  thereto, served as Co-President
                                                                  of Wyse Advertising.

Paul K. Geiger                   63                  1993         Served as officer of registrant
Senior Vice President and                                         since April, 1993.  Prior
  Chief Financial Officer                                         thereto, served as
                                                                  Vice President and Chief
                                                                  Financial Officer of the
                                                                  University of Detroit Mercy.

Eugene L. Hartwig                63                  1990         Served as officer of registrant.
Senior Vice President,
  General Counsel and
  Secretary

Robert E. Thompson               54                  1982         Served as officer of registrant.
Executive Vice President

Tommi A. White                   46                  1993         Served as officer of registrant
Executive Vice President (3)                                      since November, 1993.  From
                                                                  1992, served as Vice President
                                                                  of Automated Data Processing.
                                                                  Prior thereto, served as Chief
                                                                  Information Officer at Skandia
                                                                  Direct Operations Corporation.

(1)  Mr. Adderley is Mr. William R. Kelly's son.
(2)  Each officer serves continuously until removed by the Board of Directors.
(3)  Effective April 1, 1997.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial statements -

          Report of Independent Accountants

          Balance Sheets at December 29, 1996, December 31, 1995 and
            January 1, 1995

          Statements of Earnings for the three fiscal years ended
            December 29, 1996

          Statements of Cash Flows for the three fiscal years ended
            December 29, 1996

          Statements of Stockholders' Equity for the three fiscal years ended December 29, 1996

          Notes to Financial Statements

     (2)  Financial Statement Schedule -

          For the three fiscal years ended December 29, 1996:

            Schedule II - Valuation Reserves

     (3) The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 26 which is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at December 29, 1996.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 26 of this filing.

(d) The Index to Financial Statements and Supplemental Schedule is included following the signatures beginning at page 12 of this filing.

                                     -11-
                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 1997              KELLY SERVICES, INC.
                                        Registrant
                                   By  /s/ P. K. Geiger
                                       ---------------------------------------
                                           P. K. Geiger
                                           Senior Vice President and
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 25, 1997                   *  W. R. Kelly
                                       --------------------------------------
                                           W. R. Kelly
                                           Chairman of the Board

Date:  March 25, 1997                   *  T. E. Adderley
                                       --------------------------------------
                                           T. E. Adderley
                                           President, Chief Executive Officer
                                             and Director
                                           (Principal Executive Officer)

Date:  March 25, 1997                   *  C. V. Fricke
                                       --------------------------------------
                                           C. V. Fricke
                                           Director

Date:  March 25, 1997                   *  H. E. Guenther
                                       --------------------------------------
                                           H. E. Guenther
                                           Director

Date:  March 25, 1997                   *  V. G. Istock
                                       --------------------------------------
                                           V. G. Istock
                                           Director

Date:  March 25, 1997                   *  B. J. White
                                       --------------------------------------
                                           B. J. White
                                           Director

Date:  March 25, 1997                  /s/ P. K. Geiger
                                       --------------------------------------
                                           P. K. Geiger
                                           Senior Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)
Date:  March 25, 1997             *By  /s/ P. K. Geiger
                                       --------------------------------------
                                           P. K. Geiger
                                           Attorney-in-Fact

                       INDEX TO FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULE

                     Kelly Services, Inc. and Subsidiaries



                                                            Page Reference
                                                             in Report on
                                                               Form 10-K
                                                            --------------

Report of Independent Accountants                                  13

Balance Sheets at December 29, 1996, December 31, 1995
  and January 1, 1995                                              14

Statements of Earnings for the three fiscal years ended
  December 29, 1996                                                15

Statements of Cash Flows for the three fiscal years ended
  December 29, 1996                                                16

Statements of Stockholders' Equity for the three fiscal
  years ended December 29, 1996                                    17

Notes to Financial Statements                                   18 - 24


Financial Statement Schedule -

  Schedule II - Valuation Reserves                                 25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Kelly Services, Inc.


In our opinion, the accompanying consolidated financial statements as listed in
Item 14(a) 1 and 2 of this Form 10-K present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 29, 1996, December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Detroit, Michigan
January 30, 1997

                                         -14-

                                    BALANCE SHEETS
                        Kelly Services, Inc. and Subsidiaries
                                                     1996         1995         1994
                                                  ---------    ---------    ---------
                                                      (In thousands of dollars)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . .    $  33,408    $  52,811    $  49,207
  Short-term investments . . . . . . . . . . .       28,035       74,737      142,723
  Accounts receivable, less allowances of
    $8,320, $6,950 and $5,660, respectively. .      554,025      397,534      307,514
  Prepaid expenses and other current assets. .       43,118       33,520       27,259
                                                  ---------    ---------    ---------
       Total current assets. . . . . . . . . .      658,586      558,602      526,703

Property and Equipment
  Land and buildings . . . . . . . . . . . . .       43,748       35,153       34,044
  Equipment, furniture and leasehold
    improvements . . . . . . . . . . . . . . .      118,737      113,521       90,868
  Accumulated depreciation . . . . . . . . . .      (64,763)     (64,286)     (54,731)
                                                  ---------    ---------    ---------
       Total property and equipment. . . . . .       97,722       84,388       70,181

Intangibles and Other Assets . . . . . . . . .       82,571       75,697       45,491
                                                  ---------    ---------    ---------
Total Assets . . . . . . . . . . . . . . . . .    $ 838,879    $ 718,687    $ 642,375
                                                  =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings. . . . . . . . . . . .    $  41,616    $  16,462    $   9,234
  Accounts payable . . . . . . . . . . . . . .       48,111       36,551       24,518
  Payroll and related taxes  . . . . . . . . .      151,769      118,996      102,911
  Accrued insurance. . . . . . . . . . . . . .       53,119       51,309       57,390
  Income and other taxes . . . . . . . . . . .       27,365       19,265       16,806
                                                  ---------    ---------    ---------
       Total current liabilities . . . . . . .      321,980      242,583      210,859

Stockholders' Equity
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,527
      in 1996, 36,512 in 1995 and 36,507
      and in 1994  . . . . . . . . . . . . . .       36,527       36,512       36,507
    Class B common stock, shares issued 3,589
      in 1996, 3,604 in 1995 and 3,609 in 1994        3,589        3,604        3,609
  Treasury stock, at cost
    Class A common stock, 2,057 shares in
      1996, 2,101 in 1995 and 2,153 in 1994. .       (6,197)      (6,327)      (6,186)
  Paid-in capital. . . . . . . . . . . . . . .        8,265        7,215        5,868
  Earnings invested in the business. . . . . .      474,715      435,100      391,718
                                                  ---------    ---------    ---------
       Total stockholders' equity. . . . . . .      516,899      476,104      431,516
                                                  ---------    ---------    ---------
Total Liabilities and Stockholders' Equity . .    $ 838,879    $ 718,687    $ 642,375
                                                  =========    =========    =========

See accompanying Notes to Financial Statements.

                                               -15-

                                      STATEMENTS OF EARNINGS
                              Kelly Services, Inc. and Subsidiaries

                                                        1996            1995            1994
                                                    ------------    ------------    ------------
                                                 (In thousands of dollars except per share items)

Sales of services. . . . . . . . . . . . . . . .     $ 3,302,303     $ 2,689,799     $ 2,362,561

Cost of services . . . . . . . . . . . . . . . .       2,689,523       2,148,406       1,899,552
                                                     -----------     -----------     -----------
Gross profit . . . . . . . . . . . . . . . . . .         612,780         541,393         463,009

Selling, general and administrative expenses . .         491,828         435,126         370,909
                                                     -----------     -----------     -----------
Earnings from operations . . . . . . . . . . . .         120,952         106,267          92,100

Interest income, net . . . . . . . . . . . . . .           1,957           7,024           6,357
                                                     -----------     -----------     -----------
Earnings before income taxes . . . . . . . . . .         122,909         113,291          98,457

Income taxes:
  Federal  . . . . . . . . . . . . . . . . . . .          40,560          34,645          29,915
  State and other  . . . . . . . . . . . . . . .           9,340           9,155           7,485
                                                     -----------     -----------     -----------
Total income taxes . . . . . . . . . . . . . . .          49,900          43,800          37,400
                                                     -----------     -----------     -----------
Net earnings . . . . . . . . . . . . . . . . . .     $    73,009     $    69,491     $    61,057
                                                     ===========     ===========     ===========

Earnings per share . . . . . . . . . . . . . . .           $1.92           $1.83           $1.61

Dividends per share  . . . . . . . . . . . . . .           $ .83           $ .78           $ .70

Average shares outstanding (thousands) . . . . .          38,043          37,993          37,956

See accompanying Notes to Financial Statements.

                                           -16-

                                STATEMENTS OF CASH FLOWS
                          Kelly Services, Inc. and Subsidiaries


                                                        1996           1995           1994
                                                     --------       --------       --------
                                                           (In thousands of dollars)
Cash flows from operating activities
  Net earnings . . . . . . . . . . . . . . . . . .   $ 73,009       $ 69,491       $ 61,057
  Noncash adjustments:
    Depreciation and amortization. . . . . . . . .     26,136         22,685         19,105
    Changes in certain working capital components.   (112,763)       (70,180)       (17,275)
                                                     --------       --------       --------
      Net cash from operating activities . . . . .    (13,618)        21,996         62,887


Cash flows from investing activities
  Capital expenditures . . . . . . . . . . . . . .    (36,548)       (33,982)       (18,433)
  Short-term investments . . . . . . . . . . . . .     46,702         67,986          2,265
  Increase in intangibles and other assets . . . .    (10,694)       (31,192)       (13,610)
                                                     --------       --------       --------
      Net cash from investing activities . . . . .       (540)         2,812        (29,778)


Cash flows from financing activities
  Increase in short-term borrowings. . . . . . . .     25,154          7,228          6,275
  Dividend payments. . . . . . . . . . . . . . . .    (31,579)       (29,638)       (26,570)
  Exercise of stock options and restricted stock
    awards . . . . . . . . . . . . . . . . . . . .      1,180          1,206            373
                                                     --------       --------       --------
      Net cash from financing activities . . . . .     (5,245)       (21,204)       (19,922)


Net change in cash and equivalents . . . . . . . .    (19,403)         3,604         13,187
Cash and equivalents at beginning of year. . . . .     52,811         49,207         36,020
                                                     --------       --------       --------

Cash and equivalents at end of year. . . . . . . .   $ 33,408       $ 52,811       $ 49,207
                                                     ========       ========       ========

See accompanying Notes to Financial Statements.

                                           -17-

                            STATEMENTS OF STOCKHOLDERS' EQUITY
                           Kelly Services, Inc. and Subsidiaries
                                                        1996          1995          1994
                                                     ---------     ---------     ---------
                                                           (In thousands of dollars)
Capital Stock
  Class A common stock
    Balance at beginning of year . . . . . . . .      $ 36,512      $ 36,507      $ 36,507
    Conversions from Class B . . . . . . . . . .            15             5           ---
                                                      --------      --------      --------
    Balance at end of year . . . . . . . . . . .        36,527        36,512        36,507

  Class B common stock
    Balance at beginning of year . . . . . . . .         3,604         3,609         3,609
    Conversions to Class A   . . . . . . . . . .           (15)           (5)          ---
                                                      --------      --------      --------
    Balance at end of year . . . . . . . . . . .         3,589         3,604         3,609

Treasury Stock
    Balance at beginning of year . . . . . . . .        (6,327)       (6,186)       (6,702)
    Exercise of stock options. . . . . . . . . .            61          (184)          (13)
    Restricted stock awards. . . . . . . . . . .            69            43           ---
    Treasury stock issued for acquisition . . . .          ---           ---           529
                                                      --------      --------      --------
    Balance at end of year . . . . . . . . . . .        (6,197)       (6,327)       (6,186)

Paid-in Capital
    Balance at beginning of year . . . . . . . .         7,215         5,868           679
    Exercise of stock options. . . . . . . . . .           476           977           386
    Restricted stock awards  . . . . . . . . . .           574           370           ---
    Treasury stock issued for acquisition . . . .          ---           ---         4,803
                                                      --------      --------      --------
    Balance at end of year . . . . . . . . . . .         8,265         7,215         5,868

Earnings Invested in the Business
    Balance at beginning of year . . . . . . . .       435,100       391,718       352,126
    Net earnings . . . . . . . . . . . . . . . .        73,009        69,491        61,057
    Cash dividends . . . . . . . . . . . . . . .       (31,579)      (29,638)      (26,570)
    Equity adjustment for foreign currency
      translation; cumulative credit of $306
      in 1996 and $2,121 in 1995; cumulative
      charge of $1,408 in 1994 . . . . . . . . .        (1,815)        3,529         5,105
                                                      --------      --------      --------
    Balance at end of year . . . . . . . . . . .       474,715       435,100       391,718
                                                      --------      --------      --------

Stockholders' Equity at end of year. . . . . . .      $516,899      $476,104      $431,516
                                                      ========      ========      ========

See accompanying Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company's fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 29, 1996 (1996), December 31, 1995 (1995) and January 1, 1995 (1994).

     The Company operates in the single industry segment of providing temporary help services to a diversified group of customers.

     The financial statements consolidate the accounts and operations of the Company and its subsidiaries, all of which are wholly owned, after elimination of all intercompany accounts and transactions.

     The accounts of the Company's foreign operations are translated at appropriate rates of exchange. Foreign operations are conducted in Australia, Canada, Denmark, France, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Russia, Spain, Switzerland and United Kingdom. Domestic and foreign sales, earnings from operations and identifiable assets were as follows:

                             1996           1995           1994
                         -----------    -----------     ----------
Sales:
 Domestic Operations... $  2,661,000   $  2,172,100   $  2,005,500
 Foreign Operations....      641,300        517,700        357,100
                         -----------    -----------     ----------
 Total................. $  3,302,300   $  2,689,800   $  2,362,600
                         ===========    ===========     ==========
Earnings from operations:
 Domestic Operations... $    109,400   $     96,300   $     87,200
 Foreign Operations....       11,600         10,000          4,900
                         -----------    -----------     ----------
 Total................. $    121,000   $    106,300   $     92,100
                         ===========    ===========     ==========
Identifiable assets:
 Domestic Operations... $    625,800   $    548,300   $    524,800
 Foreign Operations....      213,100        170,400        117,600
                         -----------    -----------     ----------
 Total................. $    838,900   $    718,700   $    642,400
                         ===========    ===========     ==========

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

     Short-term investments are debt instruments having original maturities of more than three months. Of these investments, federal, state and local government obligations comprised approximately 90% in 1996 and 1995 and 80% in 1994. The entire short-term investments balance in 1996 is due within one year. Short-term investments due within one year totaled $67,000 in 1995 and $119,000 in 1994, with the balance due within two years and available for sale. The difference between carrying amounts and market was not material at December 29, 1996, December 31, 1995 and January 1, 1995.

Interest income was $4,204, $8,206 and $6,710, respectively, for the years 1996, 1995 and 1994.

     Cash flows from short-term investments for 1996, 1995 and 1994 were as follows:
                        1996           1995            1994
                      ---------      --------       ---------
Sales/Maturities. . $ 1,229,408   $   951,817     $ 1,279,383
Purchases . . . . .  (1,182,706)     (883,831)     (1,277,118)
                      ---------      --------       ---------
Total . . . . . . . $    46,702   $    67,986     $     2,265
                      =========      ========       =========


CHANGES IN CERTAIN WORKING CAPITAL COMPONENTS
     Changes in certain working capital components, as disclosed in the statements of cash flows, for the years 1996, 1995, and 1994 are as follows:

                                  1996          1995           1994
                               ---------      -------        -------
Increase in accounts
  receivable . . . . . . .  $   (158,596)    $(86,512)      $(54,571)
Increase in prepaid
  expenses and other
  current assets . . . . .        (9,928)      (5,522)        (8,350)
Increase in accounts
  payable. . . . . . . . .        12,325       11,076          1,801
Increase in payroll and
  related taxes. . . . . .        33,188       15,030         33,008
Increase (decrease) in
  accrued insurance. . . .         1,819       (6,101)         5,512
Increase in income and
  other taxes  . . . . . .         8,429        1,849          5,325
                               ---------      -------        -------
Total. . . . . . . . . . .  $   (112,763)    $(70,180)      $(17,275)
                               =========      =======        =======

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

PROPERTY AND EQUIPMENT
     Properties are stated at cost and include expenditures for additions and major improvements. Fully depreciated assets are eliminated from the accounts. For financial reporting purposes, assets are depreciated over their estimated useful lives, principally by the straight-line method. Depreciation expense for 1996, 1995 and 1994 was $22,900, $20,400 and $17,300, respectively.

     The Company conducts its field operations primarily from leased facilities. The following are future minimum lease commitments for the five-year period commencing in 1997: $34,900, $27,400, $21,100, $12,500 and
$7,900.  Lease expense for 1996, 1995 and 1994 amounted to $32,900, $29,800 and $26,700, respectively.

INTANGIBLES AND OTHER ASSETS
     Intangibles and other assets include goodwill of $58,000, $55,400 and $32,000 at year-ends 1996, 1995 and 1994, respectively. Goodwill, which represents the excess of cost over net assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization at 1996, 1995 and 1994 was $4,200, $3,100 and $1,900, respectively.

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

CAPITALIZATION
     The authorized capital stock of the Company is 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. Class A shares have no voting rights and are not convertible. Class B shares have voting rights and are convertible into Class A shares on a share-for-share basis at any time. Both classes of stock have identical rights in the event of liquidation.

     Earnings per share are based on the average number of Class A and Class B common shares outstanding during the year.

SHORT-TERM BORROWINGS
     Short-term borrowings of $41,616, $16,462 and $9,234 at year-ends 1996, 1995 and 1994, respectively, represent credit lines with banks maintained by certain of the Company's foreign subsidiaries. Weighted average interest rates were 6.8%, 7.8% and 7% at year ends 1996, 1995 and 1994, respectively. Interest expense related to the short-term borrowings for 1996, 1995 and 1994 was $2,247, $1,182 and $353, respectively. Interest payments approximated these amounts.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     In addition, the Company has an uncommitted line of credit of $25 million at year end 1996. Through December 29, 1996, there have been no borrowings under the line of credit agreement. The carrying amounts of the Company's borrowings under the lines of credit described above approximate their fair value.

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

     The total amounts provided for retirement benefits amounted to $4,900 in 1996, $4,400 in 1995 and $3,900 in 1994.

INCOME TAXES
     The following summarizes the differences between income taxes for financial reporting purposes and the United States statutory tax rate for the years 1996, 1995 and 1994.
                                 1996           1995           1994
                               ---------      ---------       --------
Statutory rate . . . . . . .      35.0 %         35.0 %         35.0 %
State and local taxes
  net of federal benefit . .       4.9            5.3            4.9
Tax exempt income
  and other tax credits  . .      (0.7)          (2.6)          (2.2)
Other  . . . . . . . . . . .       1.4            1.0            0.3
                               ---------      ---------       --------
Effective tax rate . . . . .      40.6 %         38.7 %         38.0 %
                               =========      =========       ========

     Deferred taxes are related to the effect of temporary differences between financial and tax reporting. These differences are related principally to depreciation, benefit plan costs, provisions for workers' compensation claims, full-time and temporary employee vacation costs and provisions for doubtful accounts.

     In 1992 the Internal Revenue Service (IRS) proposed the imposition of an accumulated earnings tax totaling $49 million for 1988, 1989 and 1990 in connection with an audit of the Company's consolidated federal tax liability. In April, 1996, this assessment was waived in its entirety by the IRS.

     The Company paid income taxes of $46,500 in 1996, $52,900 in 1995 and $43,300 in 1994.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)


PERFORMANCE INCENTIVE PLAN
     Under the 1992 Performance Incentive Plan as amended and restated in 1996 (the "Plan"), the Company may grant stock options (both incentive and nonqualified), Stock Appreciation Rights (SARs), restricted awards and performance awards to key employees utilizing the Company's Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term to exceed 10 years. The Plan provides that the maximum number of shares available for grants is 7-1/2 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at the end of 1996, 1995 and 1994 were 1,394,121; 910,674 and 1,060,947, respectively.

     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. If compensation cost had been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of Statement of Financial Accounting Standard 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income would have been reduced by $497 and $207 for 1996 and 1995, respectively, and earnings per share would have been reduced by $.01 in both years.

     During the initial phase-in period, as required by SFAS 123, the pro forma amounts above were determined based on grants in 1996 and 1995 only. Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

     The fair value of each option included in the following tables is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.0 and 3.0 percent, expected volatility of 31 and 33 percent, risk-free interest rates of 5.7 and 6.5 percent and expected lives of seven and seven years.

     A summary of the status of stock option grants under the Plan as of December 29, 1996, December 31, 1995 and January 1, 1995, and changes during the years ending on those dates is presented as follows:
                                                            Weighted Avg.
1996:                                     Options          Exercise Price
                                         --------         ---------------
Outstanding at beginning of year. .       696,767              $27.36
Granted . . . . . . . . . . . . . .       456,500               30.55
Exercised . . . . . . . . . . . . .       (20,828)              25.82
Cancelled . . . . . . . . . . . . .      (110,882)              28.61
                                        ---------
Outstanding at end of year. . . . .     1,021,557              $28.69
                                        =========

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

                                                            Weighted Avg.
1996 (cont.)                              Options          Exercise Price
                                         --------         ---------------
Options exercisable at year end . .       260,171              $27.10
Weighted average fair value of
  options granted during year . . .         $9.46

1995:
Outstanding at beginning of year. .       646,014              $26.41
Granted . . . . . . . . . . . . . .       178,100               29.29
Exercised . . . . . . . . . . . . .       (47,122)              23.56
Cancelled . . . . . . . . . . . . .       (80,225)              26.17
                                        ---------
Outstanding at end of year. . . . .       696,767              $27.36
                                        =========

Options exercisable at year end . .       169,438              $26.74
Weighted average fair value of
  options granted during the year .         $9.86

1994:
Outstanding at beginning of year          455,358              $25.69
Granted . . . . . . . . . . . . . .       254,929               27.36
Exercised . . . . . . . . . . . . .       (19,150)              22.91
Cancelled . . . . . . . . . . . . .       (45,123)              25.99
                                        ---------
Outstanding at end of year. . . . .       646,014              $26.41
                                        =========
Options exercisable at year end . .       125,573              $25.40

     Stock options outstanding at December 29, 1996 have a weighted average remaining life of 8.14 years.

     As of December 29, 1996, no SARs have been granted under the Plan. Restricted awards are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. Restricted awards totaling 2,400 and 66,800 shares were granted under the Plan during 1996 and 1995, respectively. The weighted average grant date price of such awards were $27.38 and $29.45 for 1996 and 1995, respectively. Restricted awards outstanding totaled 55,700; 98,100 and 53,000 shares at year-ends 1996, 1995 and 1994, respectively, and have weighted average remaining life of 1.2 years at December 29, 1996.

     Under the Plan, performance awards may be granted to senior executive officers, the payout of which is determined by the degree of attainment of objectively determinable performance goals over the established relevant performance period. Performance awards totaling 42,000 shares were granted under the Plan during 1996 with a weighted average grant date price of $29.75. Unearned performance awards outstanding at December 29, 1996 were 38,500 and have a remaining life of 2 years. Total compensation cost recognized for restricted and performance awards was $1,300, $800 and $300 for 1996, 1995 and 1994, respectively.

                                     -24-

                           NOTES TO FINANCIAL STATEMENTS (continued)
                             Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                               First         Second        Third         Fourth
                              Quarter       Quarter       Quarter       Quarter         Year
                              -------       -------       -------       -------     ----------
                                    (In thousands of dollars except per share items)
Sales of services
  1996 . . . . . . . . .     $733,931      $804,262      $873,242      $890,868     $3,302,303
  1995 . . . . . . . . .      620,685       652,417       698,453       718,244      2,689,799
  1994 . . . . . . . . .      530,191       570,813       630,196       631,361      2,362,561

Cost of services
  1996 . . . . . . . . .      596,245       652,007       711,950       729,321      2,689,523
  1995 . . . . . . . . .      498,667       519,739       555,968       574,032      2,148,406
  1994 . . . . . . . . .      428,374       461,093       505,668       504,417      1,899,552

Selling, general and
 administrative
  1996 . . . . . . . . .      117,302       123,778       125,101       125,647        491,828
  1995 . . . . . . . . .      104,083       107,510       110,809       112,724        435,126
  1994 . . . . . . . . .       88,381        88,050        94,979        99,499        370,909

Net earnings
  1996 . . . . . . . . .       12,903        17,448        21,430        21,228         73,009
  1995 . . . . . . . . .       12,262        16,660        20,373        20,196         69,491
  1994 . . . . . . . . .        9,233        14,420        19,289        18,115         61,057

Earnings per share
  1996 . . . . . . . . .          .34           .46           .56           .56           1.92
  1995 . . . . . . . . .          .32           .44           .54           .53           1.83
  1994 . . . . . . . . .          .24           .38           .51           .48           1.61

Dividends per share
  1996 . . . . . . . . .          .20           .21           .21           .21            .83
  1995 . . . . . . . . .          .18           .20           .20           .20            .78
  1994 . . . . . . . . .          .16           .18           .18           .18            .70


                                                       -25-


                                         SCHEDULE II - VALUATION RESERVES
                                       Kelly Services, Inc. and Subsidiaries
                                                 DECEMBER 29, 1996
                                             (In thousands of dollars)

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
Description
-----------

Fifty-two weeks ended December 29, 1996:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts           $6,950        $5,710         --           $4,340           $8,320
                                               ======        ======                      ======           ======
Fifty-two weeks ended December 31, 1995:

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

 *   Allowance of companies acquired.

                                           -26-

                                     INDEX TO EXHIBITS
                                   REQUIRED BY ITEM 601,
                                      REGULATION S-K

Exhibit
  No.                                 Description                                    Page
-------                               -----------                                    ----
   3.1    Certificate of Incorporation.  (Reference is made to Exhibit 3.2 to the Form 10-Q for the quarterly period ended June 30, 1996, filed with the Commission in August, 1996, which is incorporated herein by reference).

   3.2 By-laws. (Reference is made to Exhibit 3 to the Form 10-Q for the quarterly period ended September 29, 1996, filed with the Commission in November, 1996, which is incorporated herein by reference).

   4 Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth,
          Fourteenth and Fifteenth of the Certificate of Incorporation.
          (Reference is made to Exhibit 3.2 to the Form 10-Q for the quarterly period ended June 30, 1996, filed with the Commission in August, 1996, which is incorporated herein by reference).

    10.1    Short-Term Incentive Plan, as amended and restated on                    1
            August 20, 1996.                                                   (Document 2)

    10.2 Kelly Services, Inc. 1982 Incentive Stock Option Plan. (Reference is made to Exhibit 10.3 to the Form 10-K for the fiscal year ended January 2, 1994, filed with the Commission in March, 1994, which is incorporated herein by reference.)

    10.3    Kelly Services, Inc. Amended and Restated Performance Incentive
            Plan. (Reference is made to Exhibit B to the Definitive Proxy for the fiscal year ended December 31, 1995, filed with the Commission in April, 1996, which is incorporated herein by reference).

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
                                                                               (Document 4)



                                     INDEX TO EXHIBITS
                                   REQUIRED BY ITEM 601,
                                REGULATION S-K (continued)

Exhibit
  No.                                 Description                                    Page
-------                               -----------                                    ----
    23    Consent of Independent Accountants.                                        1
                                                                               (Document 5)

    24    Powers of Attorney.                                                        1
                                                                               (Document 6)

    27    Financial Data Schedule                                                    1
                                                                               (Document 7)
