Form 10-Q
period 1997-03-30
KELLY SERVICES INC
filed 1997-05-13
CIK 55135

                                      - 1 -
                          Index to Exhibits on page 11


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

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

                                    No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At May 2, 1997, 34,485,515 shares of Class A and 3,579,524 shares of Class B common stock of the Registrant were outstanding.

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

                                                 - 3 -

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended
                                    -------------------------------
                                    March 30, 1997   March 31, 1996
                                    --------------   --------------
     Sales of services                 $880,846         $733,931

     Cost of services                   724,508          596,245
                                       ---------        ---------

     Gross profit                       156,338          137,686

     Selling, general and
       administrative expenses          132,219          117,302
                                       ---------        ---------

     Earnings from operations            24,119           20,384

     Interest income, net                     4            1,109
                                       ---------        ---------

     Earnings before income taxes        24,123           21,493
                                       ---------        ---------
     Income taxes:
       Federal                            8,135            6,785
       State and other                    1,760            1,805
                                       ---------        ---------
     Total income taxes                   9,895            8,590
                                       ---------        ---------
     Net earnings                      $ 14,228         $ 12,903
                                       =========        =========

     Earnings per share                    $.37             $.34

     Dividends per share                   $.21             $.20

     Average shares outstanding
       (thousands)                       38,061           38,016




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

        BALANCE SHEETS AS OF MARCH 30, 1997 AND DECEMBER 29, 1996
                               (UNAUDITED)
                        (In thousands of dollars)
ASSETS                                           1997           1996
------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 70,897       $ 33,408
  Short-term investments                         21,413         28,035
  Accounts receivable, less
    allowances of $9,900 and
    $8,320, respectively                        557,995        554,025
  Prepaid expenses and other
    current assets                               43,336         43,118
                                               ---------      ---------
  Total current assets                          693,641        658,586

PROPERTY AND EQUIPMENT:
  Land and buildings                             43,746         43,748
  Equipment, furniture and
    leasehold improvements                      122,167        118,737
  Accumulated depreciation                      (68,516)       (64,763)
                                               ---------      ---------
  Total property and equipment                   97,397         97,722

INTANGIBLES AND OTHER ASSETS                     78,667         82,571
                                               ---------      ---------

TOTAL ASSETS                                   $869,705       $838,879
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                        $ 42,238       $ 41,616
  Accounts payable                               58,091         48,111
  Payroll and related taxes                     166,263        151,769
  Accrued insurance                              56,071         53,119
  Income and other taxes                         28,947         27,365
                                               ---------      ---------
  Total current liabilities                     351,610        321,980
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,053 shares in
    1997 and 2,057 shares in 1996,
    respectively, at cost                        (6,204)        (6,197)
  Paid-in capital                                 8,365          8,265
  Earnings invested in the business             475,818        474,715
                                               ---------      ---------
  Total stockholders' equity                    518,095        516,899
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $869,705       $838,879
                                               =========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended
                                           ------------------------------
                                           March 30, 1997  March 31, 1996
                                           --------------  --------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,527        $ 36,512
    Conversions from Class B                        4              --
                                             ---------       ---------
    Balance at end of period                   36,531          36,512

  Class B common stock
    Balance at beginning of period              3,589           3,604
    Conversions to Class A                         (4)             --
                                             ---------       ---------
    Balance at end of period                    3,585           3,604

Treasury Stock
  Balance at beginning of period               (6,197)         (6,327)
  Exercise of stock options                        (9)              9
  Restricted stock awards                           2               4
                                             ---------       ---------
  Balance at end of period                     (6,204)         (6,314)

Paid-in Capital
  Balance at beginning of period                8,265           7,215
  Exercise of stock options                        84              72
  Restricted stock awards                          16              37
                                             ---------       ---------
  Balance at end of period                      8,365           7,324

Earnings Invested in the Business
  Balance at beginning of period              474,715         435,100
  Net earnings                                 14,228          12,903
  Cash dividends                               (7,993)         (7,603)
  Equity adjustment for foreign
    currency translation (cumulative
    charge of $4,826 in 1997 and
    credit of $824 in 1996)                    (5,132)         (1,297)
                                             ---------       ---------
  Balance at end of period                    475,818         439,103
                                             ---------       ---------

Stockholders' Equity at end of period        $518,095        $480,229
                                             =========       =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
       FOR THE 13 WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                       (In thousands of dollars)


                                                1997            1996
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                 $14,228         $12,903
  Noncash adjustments:
    Depreciation and amortization                6,439           6,440
    Changes in certain working capital
      components                                22,254           6,479
                                               --------        --------
      Cash from operating activities            42,921          25,822
                                               --------        --------

Cash flows from investing activities:
  Capital expenditures                          (6,131)         (4,888)
  Proceeds from sales and maturities of
    short-term investments                     518,006         333,018
  Purchases of short-term investments         (511,384)       (334,572)
  (Increase) decrease in intangibles and
    other assets                                 1,355          (1,642)
                                               --------        --------
      Net cash from investing activities         1,846          (8,084)
                                               --------        --------

Cash flows from financing activities:
  Increase (decrease) in short-term borrowings     622            (727)
  Dividend payments                             (7,993)         (7,603)
  Exercise of stock options and
    restricted stock awards                         93             122
                                               --------        --------
      Net cash from financing activities        (7,278)         (8,208)
                                               --------        --------

Net change in cash and equivalents              37,489           9,530
Cash and equivalents at beginning
  of period                                     33,408          52,811
                                               --------        --------
Cash and equivalents at end of period          $70,897         $62,341
                                               ========        ========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION


Results of Operations:

First Quarter

Sales of services in the first quarter of 1997 were $880,846,000, an increase of 20% from the same period in 1996. Sales growth was generally strong in both domestic and foreign operations.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 21.5% in the first quarter as compared to the same period in 1996. Average hourly wage rates and related costs from U.S. operations have increased from 1996 at a rate somewhat higher than the general inflation rate, due to a tightening labor market.

Gross profit of $156,338,000 was 13.5% higher than the first quarter of 1996, and gross profit as a percentage of sales declined from 18.8% in 1996 to 17.7% in 1997. The growth of sales with our largest customers where contracts require special pricing and additional implementation costs, the upward pressure on wage rates noted above and growth in the staff leasing business with its inherently lower margins all had the effect of reducing the consolidated gross profit rate.

Selling, general and administrative expenses were $132,219,000 in the first quarter, an increase of 12.7% over the same period in 1996. As a percent of sales, the spending rate averaged 15.0%, compared to 16.0% in last year's first quarter. The rate of growth of these expenses in relationship to the sales increases reflects the Company's emphasis on expense control.

Earnings from operations of $24,119,000 were 18.3% greater than the first quarter of 1996. Earnings before income taxes were $24,123,000, an increase of 12.2%, compared to pretax earnings of $21,493,000 for the same period in 1996. The pretax margin was 2.7%, a .2 percentage point decrease from the first quarter of 1996. This was due to lower interest income, net and the lower gross profit and expense ratios.

Income taxes were 41.0% of pretax income. This was 1.0 percentage point over the applicable tax rate for the first quarter of 1996 due to reduced tax-exempt income and higher foreign tax rates. (The income tax rate for the year 1996 averaged 40.6%.)

Net earnings were $14,228,000 in the first quarter of 1997, an increase of 10.3% over the first quarter of 1996. Earnings per share were $.37 compared to $.34 in the same period last year. Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued in February 1997. Adoption of SFAS 128, effective for periods ending after December 15, 1997, is not expected to have a material effect on reported earnings per share.

Financial Condition

Assets totaled $869,705,000 at March 30, 1997, an increase of 3.7% over the $838,879,000 at December 29, 1996. Working capital increased
$5,425,000 during the three-month period. The current ratio was 2.0 at March 30, 1997 and December 29, 1996.

During the first quarter of 1997, the Company generated cash flows from operating activities totaling $42,921,000, an increase of 66% over the comparable period in 1996. This increase resulted principally from increases in net earnings and liability balances. Capital expenditures were principally for expanding and improving the worldwide branch network.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.21 per share in the first quarter of 1997. This compares to a dividend rate of $.20 per share in the first quarter of 1996.

The Company's financial position continues to be strong. This strength will allow it to continue to aggressively pursue growth opportunities, while supporting current operations.

      --------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional and Technical Services, Inc., Kelly Services (Canada), Ltd., Les Services Kelly (Quebec) Inc., Societe Services Kelly, Kelly Professional Services (France), Inc., Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., OK Personnel Service Holding SA, Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly Staff Leasing, Inc. (formerly Your Staff, Inc.), The Wallace Law Registry, Inc., Kelly Services France S.A., Bourse Du Travail Temporaire 2000, Kelly Formation S.A.R.L., Kelly Services Luxembourg S.A.R.L., Kelly Services Italia S.R.L., Kelly Services Iberia Holding Company, S.L., Kelly Services Empleo E.T.T., S.L., Kelly Services Seleccion y Formacion, S.L. and Kelly Services CIS, Inc.

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

Date:  May 13, 1997


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

 27         Financial Data Schedule                                  2