Form 10-Q
period 1997-06-29
KELLY SERVICES INC
filed 1997-08-12
CIK 55135

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

                  For the quarterly period ended June 29, 1997

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


                                 (248) 362-4444
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At August 1, 1997, 34,526,630 shares of Class A and 3,573,052 shares of Class B common stock of the Registrant were outstanding.

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

                                                 - 3 -

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended                     26 Weeks Ended
                                    -----------------------------      -----------------------------
                                    June 29, 1997   June 30, 1996      June 29, 1997   June 30, 1996
                                    -------------   -------------      -------------   -------------
     Sales of services                 $959,726        $804,262         $1,840,572       $1,538,193

     Cost of services                   789,618         652,007          1,514,126        1,248,252
                                       ---------       ---------        -----------      -----------

     Gross profit                       170,108         152,255            326,446          289,941

     Selling, general and
       administrative expenses          137,636         123,778            269,855          241,080
                                       ---------       ---------        -----------      -----------

     Earnings from operations            32,472          28,477             56,591           48,861

     Interest income, net                   486             661                490            1,770
                                       ---------       ---------        -----------      -----------

     Earnings before income taxes        32,958          29,138             57,081           50,631
                                       ---------       ---------        -----------      -----------
     Income taxes:
       Federal                           11,095           9,270             19,230           16,055
       State and other                    2,420           2,420              4,180            4,225
                                       ---------       ---------        -----------      -----------
     Total income taxes                  13,515          11,690             23,410           20,280
                                       ---------       ---------        -----------      -----------
     Net earnings                      $ 19,443        $ 17,448         $   33,671       $   30,351
                                       =========       =========        ===========      ===========

     Earnings per share                    $.51            $.46               $.88             $.80

     Dividends per share                   $.22            $.21               $.43             $.41

     Average shares outstanding
       (thousands)                       38,078          38,041             38,069           38,029




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

        BALANCE SHEETS AS OF JUNE 29, 1997 AND DECEMBER 29, 1996
                               (UNAUDITED)
                        (In thousands of dollars)
ASSETS                                           1997           1996
------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 66,002       $ 33,408
  Short-term investments                         38,442         28,035
  Accounts receivable, less
    allowances of $11,880 and
    $8,320, respectively                        578,042        554,025
  Prepaid expenses and other
    current assets                               45,074         43,118
                                               ---------      ---------
  Total current assets                          727,560        658,586

PROPERTY AND EQUIPMENT:
  Land and buildings                             44,068         43,748
  Equipment, furniture and
    leasehold improvements                      132,943        118,737
  Accumulated depreciation                      (73,645)       (64,763)
                                               ---------      ---------
  Total property and equipment                  103,366         97,722

INTANGIBLES AND OTHER ASSETS                     80,091         82,571
                                               ---------      ---------

TOTAL ASSETS                                   $911,017       $838,879
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                        $ 46,260       $ 41,616
  Accounts payable                               58,415         48,111
  Payroll and related taxes                     195,697        151,769
  Accrued insurance                              59,046         53,119
  Income and other taxes                         22,763         27,365
                                               ---------      ---------
  Total current liabilities                     382,181        321,980
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,019 shares in
    1997 and 2,057 shares in 1996,
    respectively, at cost                        (6,104)        (6,197)
  Paid-in capital                                 9,080          8,265
  Earnings invested in the business             485,744        474,715
                                               ---------      ---------
  Total stockholders' equity                    528,836        516,899
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $911,017       $838,879
                                               =========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended                    26 Weeks Ended
                                           -----------------------------      -----------------------------
                                           June 29, 1997   June 30, 1996      June 29, 1997   June 30, 1996
                                           -------------   -------------      -------------   -------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,531        $ 36,512          $ 36,527         $ 36,512
    Conversions from Class B                        6              15                10               15
                                             ---------       ---------         ---------        ---------
    Balance at end of period                   36,537          36,527            36,537           36,527

  Class B common stock
    Balance at beginning of period              3,585           3,604             3,589            3,604
    Conversions to Class A                         (6)            (15)              (10)             (15)
                                             ---------       ---------         ---------        ---------
    Balance at end of period                    3,579           3,589             3,579            3,589

Treasury Stock
  Balance at beginning of period               (6,204)         (6,314)           (6,197)          (6,327)
  Exercise of stock options                        41              50                32               59
  Restricted stock awards                          59              59                61               63
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     (6,104)         (6,205)           (6,104)          (6,205)

Paid-in Capital
  Balance at beginning of period                8,365           7,324             8,265            7,215
  Exercise of stock options                       322             390               406              462
  Restricted stock awards                         393             480               409              517
                                             ---------       ---------         ---------        ---------
  Balance at end of period                      9,080           8,194             9,080            8,194

Earnings Invested in the Business
  Balance at beginning of period              475,818         439,103           474,715          435,100
  Net earnings                                 19,443          17,448            33,671           30,351
  Cash dividends                               (8,379)         (7,991)          (16,372)         (15,594)
  Equity adjustment for foreign
    currency translation (cumulative
    charges of $5,964 and $505 in
    1997 and 1996, respectively)               (1,138)         (1,329)           (6,270)          (2,626)
                                             ---------       ---------         ---------        ---------
  Balance at end of period                    485,744         447,231           485,744          447,231
                                             ---------       ---------         ---------        ---------

Stockholders' Equity at end of period        $528,836        $489,336          $528,836         $489,336
                                             =========       =========         =========        =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
        FOR THE 26 WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                       (In thousands of dollars)


                                                1997            1996
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                $ 33,671        $ 30,351
  Noncash adjustments:
    Depreciation and amortization               12,849          12,911
    Changes in certain working capital
      components                                26,516         (77,886)
                                              ---------       ---------
      Net cash from operating activities        73,036         (34,624)
                                              ---------       ---------

Cash flows from investing activities:
  Capital expenditures                         (17,903)        (10,053)
  Proceeds from sales and maturities of
      short-term investments                   967,617         561,375
  Purchases of short-term investments         (978,024)       (549,093)
  Increase in intangibles and other assets      (1,312)         (6,310)
                                              ---------       ---------
      Net cash from investing activities       (29,622)         (4,081)
                                              ---------       ---------

Cash flows from financing activities:
  Increase in short-term borrowings              4,644          16,665
  Dividend payments                            (16,372)        (15,594)
  Exercise of stock options and
    restricted stock awards                        908           1,101
                                              ---------       ---------
      Net cash from financing activities       (10,820)          2,172
                                              ---------       ---------

Net change in cash and equivalents              32,594         (36,533)
Cash and equivalents at beginning
  of period                                     33,408          52,811
                                              ---------       ---------
Cash and equivalents at end of period         $ 66,002        $ 16,278
                                              =========       =========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

Second Quarter

Sales of services in the second quarter of 1997 were $959,726,000, an increase of 19.3% from the same period in 1996. Sales growth was generally strong in both domestic and foreign operations.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 21.1% in the second quarter as compared to the same period in 1996. Direct wage costs have increased from 1996 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $170,108,000 was 11.7% higher than the second quarter of 1996, and gross profit as a percentage of sales declined from 18.9% in 1996 to 17.7% in 1997. The growth of sales with our largest customers where contracts require special pricing and additional implementation costs, the upward pressure on wage costs noted above and growth in the staff leasing business with its inherently lower margins all had the effect of reducing the consolidated gross profit rate.

Selling, general and administrative expenses were $137,636,000 in the second quarter, an increase of 11.2% over the same period in 1996. Expenses averaged 14.3% of sales as compared to 15.4% in last year's second quarter. The rate of growth of these expenses in relationship to the sales increases reflects the Company's emphasis on expense control.

Earnings from operations of $32,472,000 were 14.0% greater than the second quarter of 1996. Earnings before income taxes were $32,958,000, an increase of 13.1%, compared to pretax earnings of $29,138,000 for the same period in 1996. The pretax margin was 3.4%, a
 .2 percentage point decrease from the second quarter of 1996. The decrease was due to the lower gross profit and expense ratios and, to a lesser extent, lower net interest income.

Income taxes were 41.0% of pretax income. This was .9 percentage point over the applicable tax rate for the second quarter of 1996 due to reduced tax-exempt income and earnings growth in our foreign operating units where tax rates are higher. (The income tax rate for the year 1996 averaged 40.6%.)

Net earnings were $19,443,000 in the second quarter of 1997, an increase of 11.4% over the second quarter of 1996. Earnings per share were $.51 compared to $.46 in the same period last year. Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued in February 1997. Adoption of SFAS 128, effective for periods ending after December 15, 1997, is not expected to have a material effect on reported earnings per share.



Year-to-Date


Sales of services totaled $1,840,572,000 during the first six months of 1997, an increase of 19.7% over 1996. This increase reflects continued growth in the volume of domestic and international sales.

Cost of services of $1,514,126,000 was 21.3% higher than last year, reflecting domestic and international volume growth and increases in payroll costs due to strong demand for labor worldwide.

Gross profit increased 12.6% in 1997 due to increased sales, but at lower gross profit rates. The gross profit rate was 17.7% for the first six months of 1997 compared to 18.8% for 1996. This decline reflects growth with our very large customers and in the staff leasing business.

Selling, general and administrative expenses of $269,855,000 were 11.9% higher than last year. The spending rate was 14.7% of sales, 1.0 percentage point below last year's rate. Expenses continue to be closely monitored in both U.S. and overseas markets.

Earnings before taxes were $57,081,000, an increase of 12.7% over 1996. These earnings averaged a pretax margin of 3.1%, or .2 percentage point decrease from 1996. The decrease was due to lower gross profit and expense ratios and lower net interest income. Income taxes were 41.0% of pretax earnings and were .9 percentage point higher than last year's first half income tax rate. Reduced tax-exempt income and earnings growth in our foreign operations where tax rates are higher account for this change.

Net earnings were $33,671,000, or 10.9% higher than the first six months of 1996. Earnings per share were $.88 compared to $.80 last year.

Financial Condition

Assets totaled $911,017,000 at June 29, 1997, an increase of 8.6% over the $838,879,000 at December 29, 1996. Working capital increased $8,773,000 during the six-month period. The current ratio was 1.9 at June 29, 1997, a decline of .1 percentage point since December 29, 1996.

During the first half of 1997, the Company generated cash from operating activities totaling $73,036,000 compared to a decline in cash from operating activities of $34,624,000 in the first half of 1996. In 1997, increased net earnings and increases in current liability balances, offset by moderate growth in accounts receivable, contributed to the increase in cash. In 1996, an increase in accounts receivable was a principal component in the decline in cash from operating activities. Capital expenditures were principally for expanding and improving the worldwide branch network.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.22 per share in the second quarter of 1997. This compares to a dividend rate of $.21 per share in the second quarter of 1996.

The Company's financial position continues to be strong. This strength will allow it to continue to aggressively pursue growth opportunities, while supporting current operations.

      --------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional and Technical Services, Inc., Kelly Services (Canada), Ltd., Les Services Kelly (Quebec) Inc., Societe Services Kelly, Kelly Professional Services (France), Inc., Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., OK Personnel Service Holding SA, Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly Staff Leasing, Inc., The Wallace Law Registry, Inc., Kelly Services France S.A., Bourse Du Travail Temporaire 2000, Kelly Formation S.A.R.L., Kelly Services Luxembourg S.A.R.L., Kelly Services Italia S.R.L., Kelly Services Iberia Holding Company, S.L., Kelly Services Empleo E.T.T., S.L., Kelly Services Seleccion y Formacion, S.L. and Kelly Services CIS, Inc.

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period in this filing.

                 PART II.  OTHER INFORMATION




Item 4.          Submission of Matters to a Vote of Security Holders.
                 ----------------------------------------------------

            (a) The annual meeting of stockholders of registrant was held May 20, 1997.

            (b) The nominees for director, as listed in the Company's proxy statement dated April 25, 1997, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

            (c) A brief description and the results of the matters voted upon at the meeting follow.

                 (1)  Election of the following directors:

                                             Shares Voted  Shares Voted
                                                "For"       "Abstain"
                                             ------------  ------------

                      M. A. Fay               3,501,098        2,585
                      C. V. Fricke            3,501,129        2,554
                      V. G. Istock            3,501,129        2,554


                 (2) Ratification of the selection of Price Waterhouse LLP as the Company's independent auditors:

                        Shares voted "For"                 3,502,434
                        Shares voted "Withhold"                1,249


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

Date:  August 12, 1997


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