Form 10-Q
period 1997-09-28
KELLY SERVICES INC
filed 1997-11-12
CIK 55135

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

                For the quarterly period ended September 28, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At October 31, 1997, 34,587,665 shares of Class A and 3,573,052 shares of
Class B common stock of the Registrant were outstanding.

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

                                                 - 3 -

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended                     39 Weeks Ended
                                    -------------------------------    -------------------------------
                                    Sept. 28, 1997   Sept. 29, 1996    Sept. 28, 1997  Sept. 29, 1996
                                    --------------   --------------    --------------  ---------------
     Sales of services                $1,001,209       $873,242          $2,841,781      $2,411,435

     Cost of services                    824,820        711,950           2,338,946       1,960,202
                                      -----------      ---------         -----------     -----------

     Gross profit                        176,389        161,292             502,835         451,233

     Selling, general and
       administrative expenses           136,464        125,101             406,319         366,181
                                      -----------      ---------         -----------     -----------

     Earnings from operations             39,925         36,191              96,516          85,052

     Interest income, net                     62            129                 552           1,899
                                      -----------      ---------         -----------     -----------

     Earnings before income taxes         39,987         36,320              97,068          86,951
                                      -----------      ---------         -----------     -----------
     Income taxes:
       Federal                            13,440         11,830              32,670          27,885
       State and other                     2,960          3,060               7,140           7,285
                                      -----------      ---------         -----------     -----------
     Total income taxes                   16,400         14,890              39,810          35,170
                                      -----------      ---------         -----------     -----------
     Net earnings                     $   23,587       $ 21,430          $   57,258      $   51,781
                                      ===========      =========         ===========     ===========

     Earnings per share                     $.62           $.56               $1.50           $1.36

     Dividends per share                    $.22           $.21                $.65            $.62

     Average shares outstanding
       (thousands)                        38,101         38,057              38,080          38,038




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

      BALANCE SHEETS AS OF SEPTEMBER 28, 1997 AND DECEMBER 29, 1996
                               (UNAUDITED)
                        (In thousands of dollars)
ASSETS                                           1997           1996
------                                       ------------   ------------
CURRENT ASSETS:
  Cash and equivalents                         $ 82,316       $ 33,408
  Short-term investments                         51,771         28,035
  Accounts receivable, less
    allowances of $13,740 and
    $8,320, respectively                        595,441        554,025
  Prepaid expenses and other
    current assets                               43,138         43,118
                                               ---------      ---------
  Total current assets                          772,666        658,586

PROPERTY AND EQUIPMENT:
  Land and buildings                             44,339         43,748
  Equipment, furniture and
    leasehold improvements                      140,178        118,737
  Accumulated depreciation                      (78,399)       (64,763)
                                               ---------      ---------
  Total property and equipment                  106,118         97,722

INTANGIBLES AND OTHER ASSETS                     79,925         82,571
                                               ---------      ---------

TOTAL ASSETS                                   $958,709       $838,879
                                               =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                        $ 46,400       $ 41,616
  Accounts payable                               69,513         48,111
  Payroll and related taxes                     211,813        151,769
  Accrued insurance                              62,790         53,119
  Income and other taxes                         25,409         27,365
                                               ---------      ---------
  Total current liabilities                     415,925        321,980
                                               ---------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 2,007 shares in
    1997 and 2,057 shares in 1996,
    respectively, at cost                        (6,222)        (6,197)
  Paid-in capital                                 9,510          8,265
  Earnings invested in the business             499,380        474,715
                                               ---------      ---------
  Total stockholders' equity                    542,784        516,899
                                               ---------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $958,709       $838,879
                                               =========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended                    39 Weeks Ended
                                           ------------------------------     -----------------------------
                                           Sept. 28, 1997  Sept. 29, 1996     Sept. 28, 1997  Sept. 29, 1996
                                           --------------  --------------     -------------   -------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,537        $ 36,527          $ 36,527         $ 36,512
    Conversions from Class B                       --              --                10               15
                                             ---------       ---------         ---------        ---------
    Balance at end of period                   36,537          36,527            36,537           36,527

  Class B common stock
    Balance at beginning of period              3,579           3,589             3,589            3,604
    Conversions to Class A                         --              --               (10)             (15)
                                             ---------       ---------         ---------        ---------
    Balance at end of period                    3,579           3,589             3,579            3,589

Treasury Stock
  Balance at beginning of period               (6,104)         (6,205)           (6,197)          (6,327)
  Exercise of stock options                      (124)              2               (92)              61
  Restricted stock awards                           6               3                67               66
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     (6,222)         (6,200)           (6,222)          (6,200)

Paid-in Capital
  Balance at beginning of period                9,080           8,194             8,265            7,215
  Exercise of stock options                       375              12               781              474
  Restricted stock awards                          55              32               464              549
                                             ---------       ---------         ---------        ---------
  Balance at end of period                      9,510           8,238             9,510            8,238

Earnings Invested in the Business
  Balance at beginning of period              485,744         447,231           474,715          435,100
  Net earnings                                 23,587          21,430            57,258           51,781
  Cash dividends                               (8,382)         (7,992)          (24,754)         (23,586)
  Equity adjustment for foreign
    currency translation (cumulative
    charges of $7,533 and $406 in
    1997 and 1996, respectively)               (1,569)             99            (7,839)          (2,527)
                                             ---------       ---------         ---------        ---------
  Balance at end of period                    499,380         460,768           499,380          460,768
                                             ---------       ---------         ---------        ---------

Stockholders' Equity at end of period        $542,784        $502,922          $542,784         $502,922
                                             =========       =========         =========        =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
   FOR THE 39 WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                       (In thousands of dollars)


                                                 1997           1996
                                             ------------    ----------

Cash flows from operating activities:
  Net earnings                               $   57,258       $ 51,781
  Noncash adjustments:
    Depreciation and amortization                19,449         19,316
    Changes in certain working capital
      components                                 43,863       (124,373)
                                             -----------      ---------
      Net cash from operating activities        120,570        (53,276)
                                             -----------      ---------

Cash flows from investing activities:
  Capital expenditures                          (26,633)       (17,745)
  Proceeds from sales and maturities of
      short-term investments                  1,361,406        835,485
  Purchases of short-term investments        (1,385,142)      (797,172)
  Increase in intangibles and other assets       (2,543)        (8,385)
                                             -----------      ---------
      Net cash from investing activities        (52,912)        12,183
                                             -----------      ---------

Cash flows from financing activities:
  Increase in short-term borrowings               4,784         20,321
  Dividend payments                             (24,754)       (23,586)
  Exercise of stock options and
    restricted stock awards                       1,220          1,150
                                             -----------      ---------
      Net cash from financing activities        (18,750)        (2,115)
                                             -----------      ---------

Net change in cash and equivalents               48,908        (43,208)
Cash and equivalents at beginning
  of period                                      33,408         52,811
                                             -----------      ---------
Cash and equivalents at end of period        $   82,316       $  9,603
                                             ===========      =========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

Third Quarter

Sales of services in the third quarter of 1997 were $1,001,209,000, an increase of 15% from the same period in 1996. Sales growth was generally strong in both domestic and foreign operations.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 16% in the third quarter as compared to the same period in 1996. Direct wage costs have increased from 1996 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $176,389,000 was 9.4% higher than the third quarter of 1996, and gross profit as a percentage of sales declined from 18.5% in 1996 to 17.6% in 1997. The growth of sales with our largest customers where contracts require special pricing and additional implementation costs and the upward pressure on wage costs noted above had the effect of reducing the consolidated gross profit rate.

Selling, general and administrative expenses were $136,464,000 in the third quarter, an increase of 9.1% over the same period in 1996. Expenses averaged 13.6% of sales compared to 14.3% in last year's third quarter. The rate of growth of these expenses in relationship to the sales increases reflects the Company's emphasis on expense control.

Earnings from operations of $39,925,000 were 10.3% greater than the third quarter of 1996. Earnings before income taxes were $39,987,000, an increase of 10.1%, compared to pretax earnings of $36,320,000 for the same period in 1996. The pretax margin was 4.0%, a .2 percentage point decrease from the third quarter of 1996. The decrease was primarily due to reduced gross profit, offset by lower expense ratios. Income taxes were 41.0% of pretax income in the third quarters of 1997 and 1996.

Net earnings were $23,587,000 in the third quarter of 1997, an increase of 10.1% over the third quarter of 1996. Earnings per share were $.62 compared to $.56 in the same period last year. Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued in February 1997. Adoption of SFAS 128, effective for periods ending after December 15, 1997, is not expected to have a material effect on reported earnings per share.

Year-to-Date

Sales of services totaled $2,841,781,000 during the first nine months of 1997, an increase of 18% over 1996. This increase reflects continued growth in the volume of both domestic and foreign sales.

Cost of services of $2,338,946,000 was 19% higher than last year, reflecting domestic and international volume growth and increases in payroll costs due to strong demand for labor worldwide.

Gross profit increased 11.4% in 1997 due to increased sales, but at lower gross profit rates. The gross profit rate was 17.7% for the first nine months of 1997 compared to 18.7% for 1996. This decline reflects growth with our very large customers, not only in the United States but in foreign markets as well.

Selling, general and administrative expenses of $406,319,000 were 11.0% higher than last year. The spending rate was 14.3% of sales, .9 percentage point below last year's rate. Expenses continue to be closely monitored in both U.S. and overseas markets.

Earnings before taxes were $97,068,000, an increase of 11.6% over 1996. These earnings averaged a pretax margin of 3.4%, or .2 percentage point decrease from 1996. The decrease was due to lower gross profit, offset by lower expense ratios and lower net interest income. Income taxes were 41.0% of pretax earnings and were .6 percentage point higher than last year's income tax rate for the first nine months. Reduced tax-exempt income and earnings growth in our foreign operations where tax rates are higher account for this change.

Net earnings were $57,258,000, or 10.6% higher than the first nine months of 1996. Earnings per share were $1.50 compared to $1.36 last year.

Financial Condition

Assets totaled $958,709,000 at September 28, 1997, an increase of 14.3% over the $838,879,000 at December 29, 1996. Working capital increased $20,135,000 during the nine-month period. The current ratio was 1.9 at September 28, 1997, a decline of .1 percentage point from December 29, 1996.

During the first nine months of 1997, cash flows from operating activities were $120,570,000 compared to a decline of $53,276,000 during the first nine months of 1996. In 1997, increased net earnings and increases in current liability balances, offset by moderate growth in accounts receivable, contributed to the increase in cash. In 1996, an increase in accounts receivable was a principal component in the decline in cash from operating activities. Capital expenditures during both 1997 and 1996 were principally for expanding and improving the worldwide branch network. In addition for 1997, capital expenditures included amounts for developing new information systems.

In 1998, the Company will begin implementation of a major information technology program which is expected to extend over the next five years. The program includes completing work on Millennium 2000, deploying a new worldwide telecommunications network, installing new hardware and software computer systems, and replacing the current branch automation system.

Any one of these initiatives would represent a serious commitment. In combination, they will require an investment of over $100 million, of which $15-20 million will be Millennium 2000 expense.

In the long term, the new technology should enhance the Company's productivity and growth. In the short term, however, these costs are expected to have some impact on earnings. It is estimated that earnings growth, which has been running at about 10 percent this year, could be held to 4-6 percent in each of the next two years. This further assumes the absence of an economic slowdown.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.22 per share in the third quarter of 1997. This compares to a dividend rate of $.21 per share in the third quarter of 1996.

The Company's financial position continues to be strong. This strength will allow it to continue to aggressively pursue growth opportunities, while supporting current operations.

Statements Relating to Future Events

Certain information in this report relating to future events is subject to risks and uncertainties, such as: competition, changing market and economic conditions, currency fluctuations, changes in laws and regulations, the Company's ability to effectively implement and manage its information technology programs and other factors discussed in this document. Actual results may differ materially from any projections contained herein.

      --------------------------------------------------------------

Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional and Technical Services, Inc., Kelly Services (Canada), Ltd., Les Services Kelly (Quebec) Inc., Societe Services Kelly, Kelly Professional Services (France), Inc., Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., OK Personnel Service Holding SA, Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly Staff Leasing, Inc., The Wallace Law Registry, Inc., Kelly Services France S.A., Bourse Du Travail Temporaire 2000, Kelly Formation S.A.R.L., Kelly Services Luxembourg S.A.R.L., Kelly Services Italia S.R.L., Kelly Services Iberia Holding Company, S.L., Kelly Services Empleo E.T.T., S.L., Kelly Services Seleccion y Formacion, S.L., Kelly Services CIS, Inc., Personnel Corps ZAO and Kelly Services (societa di fornitura di lavaro temporaneo) SpA.

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

Date:  November 12, 1997


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