Form 10-K405
period 1997-12-28
KELLY SERVICES INC
filed 1998-03-26
CIK 55135

                         Index to Exhibits on page 28
                                      -1-
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 28, 1997
                                      OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________________ to _____________________
Commission file number 0-1088

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

             ___________________(248) 362-4444___________________
             (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the Class B common stock, par value $1.00, the only class of the registrant's securities with voting rights, held by non-affiliates of the registrant on March 18, 1998, was $14,921,478 based upon the closing price of $35 1/16 per share.

Registrant had 34,615,041 shares of Class A and 3,570,195 of Class B common stock, par value $1.00, outstanding as of March 16, 1998.

                      Documents Incorporated by Reference
The proxy statement of the registrant with respect to the 1998 Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated:   March 25, 1998

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     (a) General Development of Business. Registrant, a successor to the business established by William R. Kelly in 1946, was incorporated under the laws of Delaware on August 27, 1952. Throughout its existence, registrant has been engaged in the business of providing staffing services to customers. During the last fiscal year, registrant continued to provide staffing services to a diversified group of customers.

     (b) Financial Information about Industry Segments. Registrant operates in a single industry segment of providing staffing services. The financial information concerning registrant is included in Item 8 in Part II of this filing.

     (c)  Narrative Description of Business.

          (i) Principal Services Rendered. Registrant, and its subsidiaries, which are service organizations, provide staffing services to a diversified group of customers through offices located in major cities of the United States, Australia, Canada, Denmark, France, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Puerto Rico, Russia, Spain, Switzerland and the United Kingdom. These services are generally furnished under the name of Kelly Services, with the following specific services provided: office clerical, marketing, professional, technical, semi-skilled light industrial and management services. Staff leasing services are provided under the name of Kelly Staff Leasing, Inc., a wholly owned subsidiary of registrant. Home care services to those who need help with their daily living needs and personal care are furnished under the name of Kelly Assisted Living Services, Inc., which is a wholly owned subsidiary of registrant. Legal staffing services are provided under the name of The Wallace Law Registry, a wholly owned subsidiary of registrant. Registrant performs these staffing services through its employees by assigning them to work on the premises of registrant's customers.

     The staffing services furnished by registrant afford economies and flexibility in meeting uneven or peak work loads caused by such predictable factors as vacations, inventories, month-end activities, special projects or new promotions and such non-predictable factors as illnesses or emergencies. When work peaks occur which cannot be handled by the customer's normal staff, the customer can temporarily supplement regular personnel by the use of registrant's services. The cost and inconvenience to the customer of hiring additional employees, including advertising, interviewing, screening, testing and training are eliminated. Also, recordkeeping is simplified because the customer pays an hourly rate, based on hours of service furnished by registrant.

     Registrant serves a wide cross-section of customers from industry, commerce, the professions, government, and individuals. During recent years approximately 215,000 customers, including the largest corporations in the world, use registrant's services. There have been no significant changes in the services rendered or in the markets or methods of distribution since the beginning of registrant's fiscal year.

     Registrant operates through approximately 1,500 domestic and foreign offices located in all 50 states and the District of Columbia; and Australia, Canada, Denmark, France, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Puerto Rico, Russia, Spain, Switzerland and the United Kingdom. Each office provides the services of one or more of the divisions or subsidiaries and are operated directly by the registrant.

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

     (v) Seasonal Business Implications. Registrant's business is not seasonal.

     (vi) Working Capital. Registrant believes there are no unusual or special working capital requirements in the staffing services industry.

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

     (x) Competition. Registrant is one of the largest global suppliers of staffing services. In the United States, there are less than 100 national competitors, and approximately 20,000 organizations locally compete in varying degrees in different localities where registrant operates local offices. In foreign markets there are several similar levels of global, national and local competitors. The most significant competitive factors worldwide are geographic coverage, breadth of service, service quality and price.

     (xi) Research Activities. Registrant's expenditure for research and the number of people involved are not material.

     (xii) Environmental Matters. Registrant is involved in a service business and is not affected by federal, state and local provisions regulating the discharge of materials into the environment.

     (xiii) Employees. Registrant and subsidiaries employ on a full time basis approximately 1,000 persons at its headquarters in Troy, Michigan, and approximately 5,300 persons in branch offices operated directly by registrant. Registrant employed in the last fiscal year approximately 750,000 men and women for temporary periods. As the employer, registrant is responsible for and pays Social Security and Medicare taxes, workers' compensation, federal and state unemployment compensation taxes, liability insurance and other similar costs, and is responsible for payroll deductions of Social Security, Medicare and income taxes. Although the work may be done in the office of the registrant's customer, registrant remains the employer of its temporary employees with responsibility for their assignment and reassignment.

     (d) Foreign Operations. For information regarding sales, earnings from operations and identifiable assets by domestic and foreign operations, reference is made to the information presented in the Summary of Significant Accounting Policies note to the consolidated financial statements presented in
Item 8 in Part II of this report.

ITEM 2.  PROPERTIES.

     Registrant owns the premises in Troy, Michigan, from which its headquarters, subsidiaries and divisional offices are presently operated. Registrant purchased the original headquarters building in Troy, Michigan, in 1977 and has expanded operations into adjacent buildings that were purchased in 1991 and 1997. The combined floor space for the headquarters complex approximates 258,000 square feet, plus leased space nearby of 70,000 square feet. The buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. In addition, registrant owns vacant land in Troy and northern Oakland County, Michigan, for future expansion. Registrant's branch offices are conducted from premises which are leased. A majority of the leases are for fixed terms, from one to five years. Registrant owns virtually all office furniture and equipment used in its headquarters building and branch offices.

ITEM 3.  LEGAL PROCEEDINGS.

     Claims against the registrant are not considered by management and counsel to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Kelly Services' stock is traded over-the-counter in the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                    Per share amounts (in dollars)
                         ----------------------------------------------------
                           First      Second     Third      Fourth
                          Quarter    Quarter    Quarter    Quarter     Year
                          -------    -------    -------    -------    -------

1997
----
Stock Prices
 Class A common
    High . . . . . . . .  $28 7/8    $32 1/2    $38 3/4    $38 3/8    $38 3/4
    Low  . . . . . . . .   26 1/2     23 1/4     29 3/4     28 1/8     23 1/4
 Class B common
    High . . . . . . . .   29         32 1/2     35 3/4     34 3/4     35 3/4
    Low  . . . . . . . .   27         23         30 3/4     30         23

Dividends. . . . . . . .     .21        .22        .22        .22        .87



1996
----
Stock Prices
 Class A common
    High . . . . . . . .  $32 1/2    $32 1/2    $31 3/4    $30 1/4    $32 1/2
    Low  . . . . . . . .   26         28 3/4     26         25 1/4     25 1/4
 Class B common
    High . . . . . . . .   32         32         34         31         34
    Low  . . . . . . . .   30         30         31         29         29

Dividends. . . . . . . .     .20        .21        .21        .21        .83


The number of holders of record of the Class A and Class B common stock, par value $1.00, of registrant were 1,070 and 243, respectively, as of March 16, 1998.

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

(In millions except                                                                 (1)
per share amounts)             1997      1996      1995      1994      1993      1992
-------------------            ----      ----      ----      ----      ----      ----

Sales of services . . . . .  $3,852.9  $3,302.3  $2,689.8  $2,362.6  $1,954.5  $1,712.7
Earnings before taxes . . .     137.0     122.9     113.3      98.5      70.9      61.0
Net earnings. . . . . . . .      80.8      73.0      69.5      61.1      44.6      39.2

Per share data:
  Basic earnings  . . . . .
    per share . . . . . . .  $   2.12  $   1.92  $   1.83  $   1.61  $   1.18  $   1.04
  Diluted earnings
    per share . . . . . . .  $   2.12  $   1.91  $   1.83  $   1.61  $   1.18  $   1.04

Dividends per share
    Classes A and B common.       .87       .83       .78       .70       .63       .58

Working capital . . . . . .  $  363.6  $  336.6  $  316.0  $  315.8  $  291.2  $  279.8
Total assets. . . . . . . .     967.2     838.9     718.7     642.4     542.1     496.1

(1) Fiscal year included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

1997 versus 1996

     Sales reached a record level of $3.85 billion in 1997, an increase of 17% over 1996. Domestic sales grew 16% and international sales 20%.
International sales were 22% of total company sales, the same as 1996.

     Cost of services, representing payroll and related taxes and benefits for temporary employees, increased 18%. Increases in pay rates and related taxes and benefits accounted for the change. Gross profit rates held steady through all four quarters of 1997 and averaged 17.7%. Gross profit rates in 1996 averaged 18.6%. While generally higher than 1997, the 1996 rates were declining through much of that year. As in 1996, reduced margins on large contracts and other competitive conditions worldwide were factors in the reduced level of gross profit.

     Selling, general and administrative expenses increased 11% over 1996. The increase reflects continued worldwide expansion including the cost of opening new offices in international locations. As a percentage of sales, expenses decreased for the second consecutive year and reached 14.2%, down from 14.9% in 1996.

     Earnings from operations in 1997 were $136 million, a new record for the Company, and an increase of 12% over 1996. These earnings were 3.5% of sales, compared to 3.7% in 1996.

     Interest income was $4.4 million in 1997, an increase of 4% over 1996. An improved cash and investments position during the year which resulted from improved collections of accounts receivable was a reason for the increase.

     Interest expense increased to $3.2 million from $2.2 million in 1996. Short-term borrowings were used to finance continued business expansion in Europe.

     Earnings before income taxes were a record $137 million, an increase of 11% over 1996. As a percentage of sales, earnings before taxes were 3.6% in 1997 and 3.7% in 1996. Income taxes increased 13% over 1996. The effective income tax rate was 41.0% in 1997 and 40.6% in 1996.

     Net earnings were a record $80.8 million in 1997, 11% higher than the $73 million reported in 1996. The rate of return on sales was 2.1% in 1997 and 2.2% in 1996. Basic earnings per share were $2.12 compared to $1.92 per share in 1996. Diluted earnings per share were $2.12 in 1997 compared to $1.91 per share in 1996.

Results of Operations

1996 versus 1995

     Sales reached a record level of $3.3 billion in 1996, an increase of 23% over 1995. Domestic sales grew 24% and foreign sales 19%. Foreign sales accounted for 22% of total company sales.

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

     Net earnings were a record $73.0 million in 1996, 5% higher than the 1995 results of $69.5 million. The rate of return on sales was 2.2% in 1996 and 2.6% in 1995. Basic earnings per share were $1.92, a 5% increase over the $1.83 per share earned in 1995. Diluted earnings per share were $1.91 in 1996 and $1.83 in 1995.

Liquidity and Capital Resources

     Cash generated from operations continues to be the principal source of funds for financing the growth of the business, capital acquisitions including improvements to the Company's computer systems and the payment of dividends to
stockholders.   Lines of credit with banks are also used for short term needs at our foreign locations.

     Cash and short-term investments totaled $144 million at the end of 1997 as compared with $61 million at the end of 1996. Amounts due under lines of credit totaled $55 million at the end of 1997, $42 million at the end of 1996 and $16 million at the end of 1995.

     The Company's working capital was $364 million at the end of 1997, an increase of $27 million over 1996 and $48 million over 1995. The current ratio in 1997 was 1.9, compared to 2.0 and 2.3 in 1996 and 1995, respectively.

     Stockholders' equity grew 8% in 1997, 9% in 1996 and 10% in 1995. The return on average stockholders' equity was 15.0% in 1997, 14.7% in 1996 and 15.3% in 1995. Dividends paid per common share were $.87 in 1997, an increase of 5% over the $.83 per share paid in 1996.

     In 1998 the Company will begin implementation of a major information technology program which will extend over the next five years. The program includes completing work on Millennium 2000, deploying a new, worldwide telecommunications network, installing new hardware and software computer
systems, and replacing the current branch automation system.   The cost of the
program will exceed $100 million, of which $15-20 million will be Millennium 2000 expense. In the long term, greater efficiency will enhance productivity and growth. In the short-term, earnings growth could moderate to 4-6% for each of the next two years in the absence of an economic slowdown.

     The Company's financial position continues to be strong and the absence of long-term debt allows it to support its growth and capital requirements from internal resources.

Forward Looking Statements

     Except for the historical statements and discussions contained herein, statements contained in this report relate to future events that are subject to risks and uncertainties, such as: competition, changing market and economic conditions, currency fluctuations, changes in laws and regulations, the Company's ability to effectively implement and manage its information technology programs and other factors discussed in the report and in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from any projections contained herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are set in the accompanying index on page 13 of this filing and are presented in pages 14-27.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

     None.

                                   PART III

     Information required by Part III with respect to Directors and Executive Officers of the registrant, except as set forth under the title "Executive Officers of the Registrant" which is included on page 10, (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), and Certain Relationships and Related Transactions (Item
13) is to be included in a definitive proxy statement filed by the registrant not later than 120 days after the close of its fiscal year and such proxy statement, when filed, is incorporated herein by reference.

ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
                                                 Served as an           Business Experience
      Name/Office                Age          Officer Since (2)         During Last 5 Years
------------------------   ----------------   -----------------   --------------------------------
Terence E. Adderley              64                  1961         Served as officer of registrant.
Chairman, President and Chief
  Executive Officer

Carl T. Camden                   43                  1995         Served as officer of registrant
Executive Vice President                                          since April, 1995.  From 1993
                                                                  served as Senior Vice President
                                                                  at Key Corp., the parent of Key
                                                                  Bank and Society Bank Groups.
                                                                  Prior thereto, served as
                                                                  Co-President of Wyse
                                                                  Advertising.

Paul K. Geiger                   64                  1993         Served as officer of registrant
Senior Vice President and                                         since April, 1993.  Prior
  Chief Financial Officer                                         thereto, served as
                                                                  Vice President and Chief
                                                                  Financial Officer of the
                                                                  University of Detroit Mercy.

Eugene L. Hartwig                64                  1990         Served as officer of registrant.
Senior Vice President,
  General Counsel and
  Secretary

Robert E. Thompson               55                  1982         Served as officer of registrant.
Executive Vice President

Tommi A. White                   47                  1993         Served as officer of registrant
Executive Vice President                                          since November, 1993.  From
                                                                  1992, served as Vice President
                                                                  of Automated Data Processing.


Each officer serves continuously until termination of employment or removal by the Board of
Directors.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial statements -

          Report of Independent Accountants

          Balance Sheets at December 28, 1997, December 29, 1996 and
            December 31, 1995

          Statements of Earnings for the three fiscal years ended
            December 28, 1997

          Statements of Cash Flows for the three fiscal years ended
            December 28, 1997

          Statements of Stockholders' Equity for the three fiscal years ended December 28, 1997

          Notes to Financial Statements

     (2)  Financial Statement Schedule -

          For the three fiscal years ended December 28, 1997:

            Schedule II - Valuation Reserves

     (3) The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 28 which is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at December 28, 1997.

(b) A report on Form 8-K dated January 3, 1998 was filed by the Company in January, 1998. The report was filed under Item 1 of Form 8-K, changes in control of registrant.

(c) The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 28 of this filing.

(d) The Index to Financial Statements and Supplemental Schedule is included following the signatures beginning at page 13 of this filing.

                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 1998              KELLY SERVICES, INC.
                                        Registrant
                                   By  /s/ P. K. Geiger
                                       ---------------------------------------
                                           P. K. Geiger
                                           Senior Vice President and
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 25, 1998                   *  T. E. Adderley
                                       --------------------------------------
                                           T. E. Adderley
                                           Chairman, President, Chief Executive
                                             Officer and Director
                                           (Principal Executive Officer)

Date:  March 25, 1998                   *  C. V. Fricke
                                       --------------------------------------
                                           C. V. Fricke
                                           Director

Date:  March 25, 1998                   *  M. A. Fay, O.P.
                                       --------------------------------------
                                           M. A. Fay, O.P.
                                           Director

Date:  March 25, 1998                   *  V. G. Istock
                                       --------------------------------------
                                           V. G. Istock
                                           Director

Date:  March 25, 1998                   *  B. J. White
                                       --------------------------------------
                                           B. J. White
                                           Director

Date:  March 25, 1998                  /s/ P. K. Geiger
                                       --------------------------------------
                                           P. K. Geiger
                                           Senior Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

Date:  March 25, 1998             *By  /s/ P. K. Geiger
                                       --------------------------------------
                                           P. K. Geiger
                                           Attorney-in-Fact

                       INDEX TO FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULE

                     Kelly Services, Inc. and Subsidiaries



                                                            Page Reference
                                                             in Report on
                                                               Form 10-K
                                                            --------------

Report of Independent Accountants                                  14

Balance Sheets at December 28, 1997, December 29, 1996
  and December 31, 1995                                            15

Statements of Earnings for the three fiscal years ended
  December 28, 1997                                                16

Statements of Cash Flows for the three fiscal years ended
  December 28, 1997                                                17

Statements of Stockholders' Equity for the three fiscal
  years ended December 28, 1997                                    18

Notes to Financial Statements                                   19 - 26


Financial Statement Schedule -

  Schedule II - Valuation Reserves                                 27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Kelly Services, Inc.


In our opinion, the accompanying consolidated financial statements as listed in
Item 14(a) 1 and 2 of this Form 10-K present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 28, 1997, December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Detroit, Michigan
February 3, 1998

                                         -15-

                                    BALANCE SHEETS
                        Kelly Services, Inc. and Subsidiaries
                                                     1997         1996         1995
                                                  ----------   ----------   ----------
                                                      (In thousands of dollars)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . .    $  76,690    $  33,408    $  52,811
  Short-term investments . . . . . . . . . . .       67,301       28,035       74,737
  Accounts receivable, less allowances of
    $12,375, $8,320 and $6,950, respectively .      572,134      554,025      397,534
  Prepaid expenses and other current assets. .       54,847       43,118       33,520
                                                  ----------   ----------   ----------
       Total current assets. . . . . . . . . .      770,972      658,586      558,602

Property and Equipment
  Land and buildings . . . . . . . . . . . . .       44,405       43,748       35,153
  Equipment, furniture and leasehold
    improvements . . . . . . . . . . . . . . .      130,472      118,737      113,521
  Accumulated depreciation . . . . . . . . . .      (62,144)     (64,763)     (64,286)
                                                  ----------   ----------   ----------
       Total property and equipment. . . . . .      112,733       97,722       84,388

Intangibles and Other Assets . . . . . . . . .       83,524       82,571       75,697
                                                  ----------   ----------   ----------
Total Assets . . . . . . . . . . . . . . . . .    $ 967,229    $ 838,879    $ 718,687
                                                  ==========   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings. . . . . . . . . . . .    $  54,958    $  41,616    $  16,462
  Accounts payable . . . . . . . . . . . . . .       60,408       48,111       36,551
  Payroll and related taxes  . . . . . . . . .      197,092      151,769      118,996
  Accrued insurance. . . . . . . . . . . . . .       61,077       53,119       51,309
  Income and other taxes . . . . . . . . . . .       33,865       27,365       19,265
                                                  ----------   ----------   ----------
       Total current liabilities . . . . . . .      407,400      321,980      242,583

Stockholders' Equity
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,538,000
      in 1997, 36,527,000 in 1996 and 36,512,000
      in 1995  . . . . . . . . . . . . . . .         36,538       36,527       36,512
    Class B common stock, shares issued 3,578,000
      in 1997, 3,589,000 in 1996 and 3,604,000
      in 1995. . . . . . . . . . . . . . . . .        3,578        3,589        3,604
  Treasury stock, at cost
    Class A common stock, 1,953,000 shares in
      1997, 2,057,000 in 1996 and 2,101,000 in 1995  (6,214)      (6,197)      (6,327)
  Paid-in capital. . . . . . . . . . . . . . .       10,980        8,265        7,215
  Earnings invested in the business. . . . . .      514,947      474,715      435,100
                                                  ----------   ----------   ----------
       Total stockholders' equity. . . . . . .      559,829      516,899      476,104
                                                  ----------   ----------   ----------
Total Liabilities and Stockholders' Equity . .    $ 967,229    $ 838,879    $ 718,687
                                                  ==========   ==========   ==========

See accompanying Notes to Financial Statements.

                                               -16-

                                      STATEMENTS OF EARNINGS
                              Kelly Services, Inc. and Subsidiaries

                                                        1997            1996            1995
                                                     ------------    ------------    ------------
                                                 (In thousands of dollars except per share items)

Sales of services. . . . . . . . . . . . . . . .     $ 3,852,935     $ 3,302,303     $ 2,689,799

Cost of services . . . . . . . . . . . . . . . .       3,171,589       2,689,523       2,148,406
                                                     ------------    ------------    ------------
Gross profit . . . . . . . . . . . . . . . . . .         681,346         612,780         541,393

Selling, general and administrative expenses . .         545,582         491,828         435,126
                                                     ------------    ------------    ------------
Earnings from operations . . . . . . . . . . . .         135,764         120,952         106,267

Interest income, net . . . . . . . . . . . . . .           1,216           1,957           7,024
                                                     ------------    ------------    ------------
Earnings before income taxes . . . . . . . . . .         136,980         122,909         113,291

Income taxes:
  Federal  . . . . . . . . . . . . . . . . . . .          45,485          40,560          34,645
  State and other  . . . . . . . . . . . . . . .          10,715           9,340           9,155
                                                     ------------    ------------    ------------
Total income taxes . . . . . . . . . . . . . . .          56,200          49,900          43,800
                                                     ------------    ------------    ------------
Net earnings . . . . . . . . . . . . . . . . . .     $    80,780     $    73,009     $    69,491
                                                     ============    ============    ============

Basic earnings per share . . . . . . . . . . . .           $2.12           $1.92           $1.83

Diluted earnings per share . . . . . . . . . . .           $2.12           $1.91           $1.83

Dividends per share  . . . . . . . . . . . . . .           $ .87           $ .83           $ .78

Average shares outstanding (thousands) . . . . .          38,099          38,043          37,993

See accompanying Notes to Financial Statements.

                                           -17-

                                STATEMENTS OF CASH FLOWS
                          Kelly Services, Inc. and Subsidiaries


                                                        1997           1996           1995
                                                     ---------      ---------      ---------
                                                           (In thousands of dollars)
Cash flows from operating activities
  Net earnings . . . . . . . . . . . . . . . . . .   $ 80,780       $ 73,009       $ 69,491
  Noncash adjustments:
    Depreciation and amortization. . . . . . . . .     28,341         26,136         22,685
    Changes in certain working capital components.     38,714       (112,763)       (70,180)
                                                     ---------      ---------      ---------
      Net cash from operating activities . . . . .    147,835        (13,618)        21,996


Cash flows from investing activities
  Capital expenditures . . . . . . . . . . . . . .    (39,731)       (36,548)       (33,982)
  Short-term investments . . . . . . . . . . . . .    (39,266)        46,702         67,986
  Increase in intangibles and other assets . . . .     (8,446)       (10,694)       (31,192)
                                                     ---------      ---------      ---------
      Net cash from investing activities . . . . .    (87,443)          (540)         2,812


Cash flows from financing activities
  Increase in short-term borrowings. . . . . . . .     13,342         25,154          7,228
  Dividend payments. . . . . . . . . . . . . . . .    (33,150)       (31,579)       (29,638)
  Exercise of stock options and restricted stock
    awards . . . . . . . . . . . . . . . . . . . .      2,698          1,180          1,206
                                                     ---------      ---------      ---------
      Net cash from financing activities . . . . .    (17,110)        (5,245)       (21,204)


Net change in cash and equivalents . . . . . . . .     43,282        (19,403)         3,604
Cash and equivalents at beginning of year. . . . .     33,408         52,811         49,207
                                                     ---------      ---------      ---------

Cash and equivalents at end of year. . . . . . . .   $ 76,690       $ 33,408       $ 52,811
                                                     =========      =========      =========

See accompanying Notes to Financial Statements.


                                           -18-

                            STATEMENTS OF STOCKHOLDERS' EQUITY
                           Kelly Services, Inc. and Subsidiaries
                                                        1997          1996          1995
                                                      ---------     ---------    ----------
                                                           (In thousands of dollars)
Capital Stock
  Class A common stock
    Balance at beginning of year . . . . . . . .      $ 36,527      $ 36,512      $ 36,507
    Conversions from Class B . . . . . . . . . .            11            15             5
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        36,538        36,527        36,512

  Class B common stock
    Balance at beginning of year . . . . . . . .         3,589         3,604         3,609
    Conversions to Class A   . . . . . . . . . .           (11)          (15)           (5)
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .         3,578         3,589         3,604

Treasury Stock
    Balance at beginning of year . . . . . . . .        (6,197)       (6,327)       (6,186)
    Exercise of stock options. . . . . . . . . .           (88)           61          (184)
    Restricted stock awards. . . . . . . . . . .            71            69            43
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        (6,214)       (6,197)       (6,327)

Paid-in Capital
    Balance at beginning of year . . . . . . . .         8,265         7,215         5,868
    Exercise of stock options. . . . . . . . . .         2,225           476           977
    Restricted stock awards  . . . . . . . . . .           490           574           370
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        10,980         8,265         7,215

Earnings Invested in the Business
    Balance at beginning of year . . . . . . . .       474,715       435,100       391,718
    Net earnings . . . . . . . . . . . . . . . .        80,780        73,009        69,491
    Cash dividends . . . . . . . . . . . . . . .       (33,150)      (31,579)      (29,638)
    Equity adjustment for foreign currency
      translation; cumulative charge of $7,092
      in 1997, cumulative credit of $306 in 1996
      and $2,121 in 1995 . . . . . . . . . . . .        (7,398)       (1,815)        3,529
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .       514,947       474,715       435,100
                                                      ---------     ---------     ---------

Stockholders' Equity at end of year. . . . . . .      $559,829      $516,899      $476,104
                                                      =========     =========     =========

See accompanying Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company's fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 28, 1997 (1997), December 29, 1996 (1996) and December 31, 1995 (1995).

     The Company operates in the single industry segment of providing staffing services to a diversified group of customers.

     The financial statements consolidate the accounts and operations of the Company and its subsidiaries, all of which are wholly owned, after elimination of all intercompany accounts and transactions.

     The accounts of the Company's foreign operations are translated at appropriate rates of exchange. Foreign operations are conducted in Australia, Canada, Denmark, France, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Puerto Rico, Russia, Spain, Switzerland and the United Kingdom. Domestic and foreign sales, earnings from operations and identifiable assets were as follows:

                               1997           1996           1995
                          -------------  -------------  -------------
Sales:
 Domestic Operations...   $  2,998,400   $  2,590,700   $  2,089,300
 Foreign Operations....        854,500        711,600        600,500
                          -------------  -------------  -------------
 Total.................   $  3,852,900   $  3,302,300   $  2,689,800
                          =============  =============  =============
Earnings from operations:
 Domestic Operations...   $    126,400   $    109,500   $     97,800
 Foreign Operations....          9,400         11,500          8,500
                          -------------  -------------  -------------
 Total.................   $    135,800   $    121,000   $    106,300
                          =============  =============  =============
Identifiable assets:
 Domestic Operations...   $    686,500   $    611,500   $    533,200
 Foreign Operations....        280,700        227,400        185,500
                          -------------  -------------  -------------
 Total.................   $    967,200   $    838,900   $    718,700
                          =============  =============  =============

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

     Short-term investments are debt instruments having original maturities of more than three months. Of these investments, federal, state and local government obligations comprised approximately 70% in 1997 and 90% in 1996 and 1995. Short-term investments due within one year totaled $64,000 in 1997 and $67,000 in 1995, with the balance due within two years and available for sale. The entire short-term investments balance in 1996 was due within one year. The difference between carrying amounts and market was not material at December 28, 1997, December 29, 1996 and December 31, 1995.

     Interest income was $4,390, $4,204 and $8,206, respectively, for the years 1997, 1996 and 1995.

     Cash flows from short-term investments for 1997, 1996 and 1995 were as follows:
                                  1997           1996            1995
                              ------------   ------------   ------------
Sales/Maturities. .           $ 1,749,954    $ 1,229,408    $   951,817
Purchases . . . . .            (1,789,220)    (1,182,706)      (883,831)
                              ------------   ------------   ------------
Total . . . . . . .           $   (39,266)   $    46,702    $    67,986
                              ============   ============   ============


CHANGES IN CERTAIN WORKING CAPITAL COMPONENTS
     Changes in certain working capital components, as disclosed in the statements of cash flows, for the years 1997, 1996, and 1995 were as follows:

                                  1997           1996            1995
                              ------------   ------------    -----------
Increase in accounts
  receivable . . . . . . .    $   (27,494)   $  (158,596)    $  (86,512)
Increase in prepaid
  expenses and other
  current assets . . . . .        (13,234)        (9,928)        (5,522)
Increase in accounts
  payable. . . . . . . . .         16,069         12,325         11,076
Increase in payroll and
  related taxes. . . . . .         47,345         33,188         15,030
Increase (decrease) in
  accrued insurance. . . .          7,981          1,819         (6,101)
Increase in income and
  other taxes  . . . . . .          8,047          8,429          1,849
                              ------------   ------------    -----------
Total. . . . . . . . . . .    $    38,714    $  (112,763)    $  (70,180)
                              ============   ============    ===========

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

PROPERTY AND EQUIPMENT
     Properties are stated at cost and include expenditures for additions and major improvements. Fully depreciated assets are eliminated from the accounts. For financial reporting purposes, assets are depreciated over their estimated useful lives, principally by the straight-line method. Depreciation expense was $22,900 for 1997 and 1996, and $20,400 for 1995.

     The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum lease commitments as of December 28, 1997:

                    Fiscal year:
                    1998               $   34,100
                    1999                   26,100
                    2000                   19,800
                    2001                   13,200
                    2002                    8,300
                    Later years            19,500
                                       -----------
                    Total              $  121,000
                                       ===========

     Lease expense for 1997, 1996 and 1995 amounted to $35,900, $32,900 and $29,800, respectively.

INTANGIBLES AND OTHER ASSETS
     Intangibles and other assets include goodwill of $56,000, $58,000 and $55,400 at year-ends 1997, 1996 and 1995, respectively. Goodwill, which represents the excess of cost over net assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization at 1997, 1996 and 1995 was $5,300, $4,200 and $3,100, respectively.

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

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)


EARNINGS PER SHARE
     The reconciliations of earnings per share computations for the fiscal years 1997, 1996 and 1995 were as follows:

                                           1997         1996         1995
                                        ----------   ---------    ----------

Net earnings                            $  80,780    $  73,009    $  69,491
                                        ==========   ==========   ==========
Determination of shares:
Weighted average common shares             38,099       38,043       37,993
 outstanding
Effect of dilutive securities:
 Stock options                                 61           36           46
 Restricted and performance awards             31           54           18
                                        ---------    ---------    ---------
Weighted average common
 shares outstanding - assuming dilution    38,191       38,133       38,057
                                        ==========   ==========   ==========

Earnings per share - basic              $    2.12    $    1.92    $    1.83

Earnings per share - assuming dilution  $    2.12    $    1.91    $    1.83

Stock options to purchase 423,000, 618,000 and 194,000 shares of common stock at a weighted average price per share of $31.02, $30.46 and $29.76 were outstanding during 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and were anti-dilutive.

SHORT-TERM BORROWINGS
     Short-term borrowings of $54,958, $41,616 and $16,462 at year-ends 1997, 1996 and 1995, respectively, represent credit lines with banks maintained by certain of the Company's foreign subsidiaries. Weighted average interest rates were 7.8%, 6.8% and 7.8% at year ends 1997, 1996 and 1995, respectively. Interest expense and payments related to the short-term borrowings for 1997, 1996 and 1995 were as follows:

                                           1997         1996         1995
                                        ---------    ----------   ---------

Interest expense                        $  3,174     $   2,247    $  1,182
Interest payments                          2,174         2,100       1,024

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     In addition, the Company has an uncommitted line of credit of $25 million at year ends 1997 and 1996. Through December 28, 1997, there have been no borrowings under the line of credit agreement. The carrying amounts of the Company's borrowings under the lines of credit described above approximate their fair value.

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

     The total amounts provided for retirement benefits amounted to $6,300 in 1997, $4,900 in 1996 and $4,400 in 1995.

INCOME TAXES
     The following summarizes the differences between income taxes for financial reporting purposes and the United States statutory tax rate for the years 1997, 1996 and 1995.
                                 1997           1996            1995
                               ---------      ---------       --------
Statutory rate . . . . . . .      35.0 %         35.0 %         35.0 %
State and local taxes,
  net of federal benefit . .       5.1            4.9            5.3
Tax exempt income
  and other tax credits  . .      (1.1)          (0.7)          (2.6)
Other  . . . . . . . . . . .       2.0            1.4            1.0
                               ---------      ---------       --------
Effective tax rate . . . . .      41.0 %         40.6 %         38.7 %
                               =========      =========       ========

     Deferred taxes are related to the effect of temporary differences between financial and tax reporting. These differences are related principally to depreciation, benefit plan costs, provisions for workers' compensation claims, full-time and temporary employee vacation costs and provisions for doubtful accounts.

     The Company paid income taxes of $64,300 in 1997, $46,500 in 1996 and $52,900 in 1995.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)


PERFORMANCE INCENTIVE PLAN
     Under the 1992 Performance Incentive Plan as amended and restated in 1996 (the "Plan"), the Company may grant stock options (both incentive and nonqualified), Stock Appreciation Rights (SARs), restricted awards and performance awards to key employees utilizing the Company's Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term to exceed 10 years. The Plan provides that the maximum number of shares available for grants is 7-1/2 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at the end of 1997, 1996 and 1995 were 1,149,000; 1,394,000 and 911,000, respectively.

     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. If compensation cost had been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced by $809, $497 and $207 for 1997, 1996 and 1995, respectively; basic earnings per share would have been reduced by $.02 in 1997 and $.01 in 1996 and 1995; and diluted earnings per share would have been reduced by $.03 in 1997 and $.01 in 1996 and 1995.

     Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

     The fair value of each option included in the following tables is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 3.0 percent in all three years, expected volatility of 30, 31 and 33 percent, risk-free interest rates of 5.9,
5.7 and 6.5 percent and expected lives of seven years in all three years.

     A summary of the status of stock option grants under the Plan as of December 28, 1997, December 29, 1996 and December 31, 1995, and changes during the years ended on those dates is presented as follows:
                                                            Weighted Avg.
1997:                                     Options          Exercise Price
                                        ----------        ---------------
Outstanding at beginning of year. .     1,022,000              $28.69
Granted . . . . . . . . . . . . . .       434,000               28.50
Exercised . . . . . . . . . . . . .       (90,000)              27.76
Cancelled . . . . . . . . . . . . .      (206,000)              28.72
                                        ----------
Outstanding at end of year. . . . .     1,160,000              $28.68
                                        ==========
Options exercisable at year end . .       280,000              $27.70
Weighted average fair value of
  options granted during the year .         $8.69

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

                                                            Weighted Avg.
1996:                                    Options          Exercise Price
                                        ----------       ---------------
Outstanding at beginning of year. .       697,000              $27.36
Granted . . . . . . . . . . . . . .       457,000               30.55
Exercised . . . . . . . . . . . . .       (21,000)              25.82
Cancelled . . . . . . . . . . . . .      (111,000)              28.61
                                        ----------
Outstanding at end of year. . . . .     1,022,000              $28.69
                                        ==========
Options exercisable at year end . .       260,000              $27.10
Weighted average fair value of
  options granted during the year .         $9.46

1995:
Outstanding at beginning of year. .       646,000              $26.41
Granted . . . . . . . . . . . . . .       178,000               29.29
Exercised . . . . . . . . . . . . .       (47,000)              23.56
Cancelled . . . . . . . . . . . . .       (80,000)              26.17
                                        ----------
Outstanding at end of year. . . . .       697,000              $27.36
                                        ==========

Options exercisable at year end . .       169,000              $26.74
Weighted average fair value of
  options granted during the year .         $9.86

     Stock options outstanding at December 28, 1997 have a weighted average remaining life of 7.94 years.

     As of December 28, 1997, no SARs have been granted under the Plan. Restricted awards are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. Restricted awards totaling 38,900, 2,400 and 66,800 shares were granted under the Plan during 1997, 1996 and 1995, respectively. The weighted average grant date price of such awards were $29.58, $27.38 and $29.45 for 1997, 1996 and 1995, respectively. Restricted awards outstanding totaled 52,800; 55,700 and 98,100 shares at year-ends 1997, 1996 and 1995, respectively, and have a weighted average remaining life of 2.4 years at December 28, 1997.

     Under the Plan, performance awards may be granted to senior executive officers, the payout of which is determined by the degree of attainment of objectively determinable performance goals over the established relevant performance period. Performance awards totaling 44,500 and 42,000 shares were granted under the Plan during 1997 and 1996, respectively. The weighted average grant date prices of such awards were $28.06 and $29.75 for 1997 and 1996, respectively. Unearned performance awards outstanding at year-ends 1997 and 1996 were 76,300 and 38,500, respectively, and have a weighted average remaining life of 1.6 years at December 28, 1997. Total compensation cost recognized for restricted and performance awards was $1,400, $1,300 and $800 for 1997, 1996 and 1995, respectively.

                                     -26-

                           NOTES TO FINANCIAL STATEMENTS (continued)
                             Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                               First         Second        Third         Fourth
                              Quarter       Quarter       Quarter       Quarter         Year
                              -------       -------       -------       -------     ----------
                                    (In thousands of dollars except per share items)
Sales of services
  1997 . . . . . . . . .     $880,846      $959,726    $1,001,209    $1,011,154     $3,852,935
  1996 . . . . . . . . .      733,931       804,262       873,242       890,868      3,302,303
  1995 . . . . . . . . .      620,685       652,417       698,453       718,244      2,689,799

Cost of services
  1997 . . . . . . . . .      724,508       789,618       824,820       832,643      3,171,589
  1996 . . . . . . . . .      596,245       652,007       711,950       729,321      2,689,523
  1995 . . . . . . . . .      498,667       519,739       555,968       574,032      2,148,406

Selling, general and
 administrative
  1997 . . . . . . . . .      132,219       137,636       136,464       139,263        545,582
  1996 . . . . . . . . .      117,302       123,778       125,101       125,647        491,828
  1995 . . . . . . . . .      104,083       107,510       110,809       112,724        435,126

Net earnings
  1997 . . . . . . . . .       14,228        19,443        23,587        23,522         80,780
  1996 . . . . . . . . .       12,903        17,448        21,430        21,228         73,009
  1995 . . . . . . . . .       12,262        16,660        20,373        20,196         69,491

Basic earnings per share
  1997 . . . . . . . . .          .37           .51           .62           .62           2.12
  1996 . . . . . . . . .          .34           .46           .56           .56           1.92
  1995 . . . . . . . . .          .32           .44           .54           .53           1.83

Diluted earnings per share
  1997 . . . . . . . . .          .37           .51           .62           .61           2.12
  1996 . . . . . . . . .          .34           .46           .56           .56           1.91
  1995 . . . . . . . . .          .32           .44           .54           .53           1.83

Dividends per share
  1997 . . . . . . . . .          .21           .22           .22           .22            .87
  1996 . . . . . . . . .          .20           .21           .21           .21            .83
  1995 . . . . . . . . .          .18           .20           .20           .20            .78


                                                       -27-


                                         SCHEDULE II - VALUATION RESERVES
                                       Kelly Services, Inc. and Subsidiaries
                                                 DECEMBER 28, 1997
                                             (In thousands of dollars)

                                                                                 Additions
                                                                         ------------------------

                                                          Balance at       Charged to    Deductions -     Balance at
                                                          beginning        costs and     uncollectible       end
                                                           of year          expenses       accounts         of year
                                                          ----------       ---------     -------------    ----------
Description
-----------

Fifty-two weeks ended December 28, 1997:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts                         $8,320         $12,250         $8,195          $12,375
                                                             =======        ========        =======         ========


Fifty-two weeks ended December 29, 1996:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts                         $6,950         $ 5,710         $4,340          $ 8,320
                                                             =======        ========        =======         ========
Fifty-two weeks ended December 31, 1995:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts                         $5,660         $ 4,240         $2,950          $ 6,950
                                                             =======        ========        =======         ========



                                           -28-

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

    10.1    Short-Term Incentive Plan, as amended and restated on March 11, 1997.    1
                                                                               (Document 2)

    10.2    Kelly Services, Inc. Amended and Restated Performance Incentive
            Plan. (Reference is made to Exhibit B to the Definitive Proxy for the fiscal year ended December 31, 1995, filed with the Commission in April, 1996, which is incorporated herein by reference).

    10.3    Kelly Services, Inc. Non-employee Director Stock Award Plan. (Reference is made to Exhibit A to the Definitive Proxy for the fiscal year ended
            January 1, 1995, filed with the Commission in April, 1995, which is incorporated herein by reference).

    11      Additional Earnings Per Share Information.                               1
                                                                               (Document 3)

    21      Subsidiaries of Registrant.                                              1
                                                                               (Document 4)

    23      Consent of Independent Accountants.                                      1
                                                                               (Document 5)

    24      Power of Attorney.                                                      1
                                                                               (Document 6)

    27.1    1997 Financial Data Schedule.                                            1
                                                                               (Document 7)

    27.2    1996 and 1995 Restated Financial Data Schedule                           1
                                                                               (Document 8)