Form 10-Q
period 1998-03-29
KELLY SERVICES INC
filed 1998-05-12
CIK 55135

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

                  For the quarterly period ended March 29, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At May 1, 1998, 34,653,026 shares of Class A and 3,570,195 shares of Class B common stock of the Registrant were outstanding.

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

                                                 - 3 -

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended
                                    -------------------------------
                                    March 29, 1998   March 30, 1997
                                    --------------   --------------
     Sales of services                 $959,382         $880,846

     Cost of services                   791,472          724,508
                                       ---------        ---------

     Gross profit                       167,910          156,338

     Selling, general and
       administrative expenses          143,069          132,219
                                       ---------        ---------

     Earnings from operations            24,841           24,119

     Interest income, net                   693                4
                                       ---------        ---------

     Earnings before income taxes        25,534           24,123
                                       ---------        ---------
     Income taxes:
       Federal                            8,555            8,135
       State and other                    1,915            1,760
                                       ---------        ---------
     Total income taxes                  10,470            9,895
                                       ---------        ---------
     Net earnings                      $ 15,064         $ 14,228
                                       =========        =========

     Earnings per share:
       Basic                               $.39             $.37
       Diluted                              .39              .37

     Average shares outstanding
       (thousands):
       Basic                             38,177           38,061
       Diluted                           38,384           38,115

     Dividends per share                   $.22             $.21



                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

        BALANCE SHEETS AS OF MARCH 29, 1998 AND DECEMBER 28, 1997
                        (In thousands of dollars)
ASSETS                                          1998            1997
------                                       -----------      ---------
CURRENT ASSETS:                              (UNAUDITED)
  Cash and equivalents                       $  115,493       $ 76,690
  Short-term investments                         67,628         67,301
  Accounts receivable, less
    allowances of $11,830 and
    $12,375, respectively                       570,636        572,134
  Prepaid expenses and other
    current assets                               55,996         54,847
                                             -----------      ---------
  Total current assets                          809,753        770,972

PROPERTY AND EQUIPMENT:
  Land and buildings                             44,376         44,405
  Equipment, furniture and
    leasehold improvements                      136,711        130,472
  Accumulated depreciation                      (67,602)       (62,144)
                                             -----------      ---------
  Total property and equipment                  113,485        112,733

INTANGIBLES AND OTHER ASSETS                     80,769         83,524
                                             -----------      ---------

TOTAL ASSETS                                 $1,004,007       $967,229
                                             ===========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                      $   47,858       $ 54,958
  Accounts payable                               68,710         60,408
  Payroll and related taxes                     220,740        197,092
  Accrued insurance                              63,082         61,077
  Income and other taxes                         36,878         33,865
                                             -----------      ---------
  Total current liabilities                     437,268        407,400
                                             -----------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 1,894,000 shares in
    1998 and 1,953,000 shares in 1997,
    respectively, at cost                        (6,282)        (6,214)
  Paid-in capital                                12,627         10,980
  Earnings invested in the business             528,703        522,039
  Accumulated foreign currency adjustments       (8,425)        (7,092)
                                             -----------      ---------
  Total stockholders' equity                    566,739        559,829
                                             -----------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                       $1,004,007       $967,229
                                             ===========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended
                                           --------------------------------
                                           March 29, 1998    March 30, 1997
                                           --------------    --------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,538          $ 36,527
    Conversions from Class B                        2                 4
                                             ---------         ---------
    Balance at end of period                   36,540            36,531
  Class B common stock
    Balance at beginning of period              3,578             3,589
    Conversions to Class A                         (2)               (4)
                                             ---------         ---------
    Balance at end of period                    3,576             3,585
Treasury Stock
  Balance at beginning of period               (6,214)           (6,197)
  Exercise of stock options                       (73)               (9)
  Restricted stock awards                           5                 2
                                             ---------         ---------
  Balance at end of period                     (6,282)           (6,204)
Paid-in Capital
  Balance at beginning of period               10,980             8,265
  Exercise of stock options                     1,612                84
  Restricted stock awards                          35                16
                                             ---------         ---------
  Balance at end of period                     12,627             8,365
Earnings Invested in the Business
  Balance at beginning of period              522,039           474,409
  Net earnings                                 15,064            14,228
  Cash dividends                               (8,400)           (7,993)
                                             ---------         ---------
  Balance at end of period                    528,703           480,644
Accumulated Foreign Currency Adjustments
  Balance at beginning of period               (7,092)              306
  Equity adjustment for foreign currency       (1,333)           (5,132)
                                             ---------         ---------
  Balance at end of period                     (8,425)           (4,826)
                                             ---------         ---------

Stockholders' Equity at end of period        $566,739          $518,095
                                             =========         =========
Comprehensive Income
  Net earnings                               $ 15,064          $ 14,228
  Other comprehensive income - Foreign
   currency adjustments                        (1,333)           (5,132)
                                             ---------         ---------
  Comprehensive Income                       $ 13,731          $  9,096
                                             =========         =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
       FOR THE 13 WEEKS ENDED MARCH 29, 1998 AND MARCH 30, 1997
                       (In thousands of dollars)


                                                1998            1997
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                $ 15,064        $ 14,228
  Noncash adjustments:
    Depreciation and amortization                6,802           6,439
    Changes in certain working capital
      components                                36,677          22,254
                                              ---------       ---------
  Net cash from operating activities            58,543          42,921
                                              ---------       ---------

Cash flows from investing activities:
  Capital expenditures                          (7,031)         (6,131)
  Proceeds from sales and maturities of
    short-term investments                     409,802         518,006
  Purchases of short-term investments         (410,129)       (511,384)
  Decrease in intangibles and other assets       1,539           1,355
                                              ---------       ---------
  Net cash from investing activities            (5,819)          1,846
                                              ---------       ---------

Cash flows from financing activities:
  (Decrease) increase in short-term
    borrowings                                  (7,100)            622
  Dividend payments                             (8,400)         (7,993)
  Exercise of stock options and
    restricted stock awards                      1,579              93
                                              ---------       ---------
  Net cash from financing activities           (13,921)         (7,278)
                                              ---------       ---------

Net change in cash and equivalents              38,803          37,489
Cash and equivalents at beginning
  of period                                     76,690          33,408
                                              ---------       ---------
Cash and equivalents at end of period         $115,493        $ 70,897
                                              =========       =========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

First Quarter

Sales of services in the first quarter of 1998 were $959.4 million, an increase of 8.9% from the same period in 1997. Sales growth was strong in foreign operations while domestic sales expanded at a moderate rate.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 9.2% in the first quarter as compared to the same period in 1997. Direct wage costs have increased from 1997 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $167.9 million was 7.4% higher than the first quarter of 1997, and gross profit as a percentage of sales declined from 17.7% in 1997 to 17.5% in 1998. The growth of sales with our largest customers where contracts require special pricing and additional implementation costs, especially in the foreign markets, and the upward pressure on wage costs noted above had the effect of reducing the consolidated gross profit rate.

Selling, general and administrative expenses were $143.1 million in the first quarter, an increase of 8.2% over the same period in 1997. Expenses averaged 14.9% of sales as compared to 15.0% in last year's first quarter. The rate of growth of these expenses inclusive of year 2000 modification costs in relationship to the sales increases reflects the Company's emphasis on expense control.

Earnings from operations of $24.8 million were 3.0% greater than the first quarter of 1997. Interest income (net) of $.7 million increased significantly as compared to the first quarter of 1997 due to higher average cash and short-term investment balances.

Earnings before income taxes were $25.5 million, an increase of 5.8%, compared to pretax earnings of $24.1 million for the same period in 1997. The pretax margin was 2.7% in the first quarters of both 1998 and 1997. Income taxes were 41.0% of pretax income in the first quarters of 1998 and 1997.

Net earnings were $15.1 million in the first quarter of 1998, an increase of 5.9% over the first quarter of 1997. Basic and diluted earnings per share were $.39 compared to $.37 in the same period last year.

Financial Condition

Assets totaled $1.0 billion at March 29, 1998, an increase of 3.8% over the $967.2 million at December 28, 1997. Working capital increased $8.9 million during the three-month period. The current ratio was 1.9 at March 29, 1998 and December 28, 1997.

During the first three months of 1998, net cash from operating activities was $58.5 million, an increase of 36% over the comparable period in 1997. This increase resulted principally from increases in net earnings and accrued liability balances, along with a containment on the growth of accounts receivable. Capital expenditures of $7.0 million in 1998 and $6.1 million in 1997 were principally for expanding and improving the worldwide branch network and developing new information systems.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.22 per share in the first quarter of 1998. This represents a 5% increase compared to a dividend rate of $.21 per share in the first quarter of 1997.

The Company's financial position continues to be strong. This strength will allow it to continue to aggressively pursue growth opportunities, while supporting current operations.

New Accounting Standard

Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is comprised of net earnings and other comprehensive income. Foreign currency adjustments represent the only component of other comprehensive income.

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

Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional and Technical Services, Inc., Kelly Services (Canada), Ltd., Societe Services Kelly, Kelly Professional Services (France), Inc., Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., SA, Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly Staff Leasing, Inc., The Wallace Law Registry, Inc., Kelly Services (Switzerland) Inc., Kelly Services France S.A., Bourse Du Travail Temporaire 2000, Kelly Formation S.A.R.L., Kelly Services Luxembourg S.A.R.L., Kelly Services Italia S.R.L., Kelly Services Iberia Holding Company, S.L., Kelly Services Empleo E.T.T., S.L., Kelly Services Seleccion y Formacion, S.L., Kelly Services CIS, Inc., Personnel Corps ZAO and Kelly Services (societa di fornitura di lavaro temporaneo) SpA.

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



                                KELLY SERVICES, INC.

Date:  May 12, 1998


                                /s/ William K. Gerber
                                William K. Gerber

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

 11         Additional Earnings Per Share Information.                 2

 27.1       Financial Data Schedule for three months ended
            March 29, 1998.                                            3

 27.2       Restated Financial Data Schedule for three months
            ended March 30, 1997.                                      4