Form 10-Q
period 1998-06-28
KELLY SERVICES INC
filed 1998-08-11
CIK 55135

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

                  For the quarterly period ended June 28, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At July 31, 1998, 34,695,228 shares of Class A and 3,569,266 shares of Class B common stock of the Registrant were outstanding.

            KELLY SERVICES, INC. AND SUBSIDIARIES



                                                        Page
                                                       Number
                                                       ------

PART I.  FINANCIAL INFORMATION

      Statements of Earnings                               3

      Balance Sheets                                       4

      Statements of Stockholders' Equity                   5

      Statements of Cash Flows                             6

      Management's Discussion and
        Analysis of Results of
        Operations and Financial
        Condition                                          7



PART II.  OTHER INFORMATION                               11

      Signature                                           12

      Index to Exhibits Required by
        Item 601, Regulation S-K                          13

                                                 - 3 -

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended                     26 Weeks Ended
                                    -----------------------------      -----------------------------
                                    June 28, 1998   June 29, 1997      June 28, 1998   June 29, 1997
                                    -------------   -------------      -------------   -------------
     Sales of services               $1,001,286        $959,726         $1,960,668       $1,840,572

     Cost of services                   823,542         789,618          1,615,014        1,514,126
                                     -----------       ---------        -----------      -----------

     Gross profit                       177,744         170,108            345,654          326,446

     Selling, general and
       administrative expenses          143,584         137,636            286,653          269,855
                                     -----------       ---------        -----------      -----------

     Earnings from operations            34,160          32,472             59,001           56,591

     Interest income, net                   793             486              1,486              490
                                     -----------       ---------        -----------      -----------

     Earnings before income taxes        34,953          32,958             60,487           57,081

     Income taxes                        14,330          13,515             24,800           23,410
                                     -----------       ---------        -----------      -----------
     Net earnings                    $   20,623        $ 19,443         $   35,687       $   33,671
                                     ===========       =========        ===========      ===========

     Earnings per share:
       Basic                               $.54            $.51               $.93             $.88
       Diluted                              .54             .51                .93              .88

     Average shares outstanding
       (thousands):
       Basic                             38,238          38,078             38,207           38,069
       Diluted                           38,497          38,131             38,449           38,114

     Dividends per share                   $.23            $.22               $.45             $.43




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

        BALANCE SHEETS AS OF JUNE 28, 1998 AND DECEMBER 28, 1997
                        (In thousands of dollars)
ASSETS                                           1998           1997
------                                       ------------   ------------
CURRENT ASSETS:                               (UNAUDITED)
  Cash and equivalents                       $   73,328       $ 76,690
  Short-term investments                         92,560         67,301
  Accounts receivable, less
    allowances of $12,840 and
    $12,375, respectively                       564,807        572,134
  Prepaid expenses and other
    current assets                               57,127         54,847
                                             -----------      ---------
  Total current assets                          787,822        770,972

PROPERTY AND EQUIPMENT:
  Land and buildings                             43,173         44,405
  Equipment, furniture and
    leasehold improvements                      154,216        130,472
  Accumulated depreciation                      (72,523)       (62,144)
                                             -----------      ---------
  Total property and equipment                  124,866        112,733

INTANGIBLES AND OTHER ASSETS                     89,320         83,524
                                             -----------      ---------

TOTAL ASSETS                                 $1,002,008       $967,229
                                             ===========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                      $   48,653       $ 54,958
  Accounts payable                               58,615         60,408
  Payroll and related taxes                     225,238        197,092
  Accrued insurance                              66,108         61,077
  Income and other taxes                         26,102         33,865
                                             -----------      ---------
  Total current liabilities                     424,716        407,400
                                             -----------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 1,851,000 shares in
    1998 and 1,953,000 shares in 1997,
    respectively, at cost                        (6,143)        (6,214)
  Paid-in capital                                13,751         10,980
  Earnings invested in the business             540,526        522,039
  Accumulated foreign currency adjustments      (10,958)        (7,092)
                                             -----------      ---------
  Total stockholders' equity                    577,292        559,829
                                             -----------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                       $1,002,008       $967,229
                                             ===========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended                    26 Weeks Ended
                                           -----------------------------      -----------------------------
                                           June 28, 1998   June 29, 1997      June 28, 1998   June 29, 1997
                                           -------------   -------------      -------------   -------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,540        $ 36,531          $ 36,538         $ 36,527
    Conversions from Class B                        1               6                 3               10
                                             ---------       ---------         ---------        ---------
    Balance at end of period                   36,541          36,537            36,541           36,537
  Class B common stock
    Balance at beginning of period              3,576           3,585             3,578            3,589
    Conversions to Class A                         (1)             (6)               (3)             (10)
                                             ---------       ---------         ---------        ---------
    Balance at end of period                    3,575           3,579             3,575            3,579
Treasury Stock
  Balance at beginning of period               (6,282)         (6,204)           (6,214)          (6,197)
  Exercise of stock options                       101              41                28               32
  Restricted stock awards                          38              59                43               61
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     (6,143)         (6,104)           (6,143)          (6,104)
Paid-in Capital
  Balance at beginning of period               12,627           8,365            10,980            8,265
  Exercise of stock options                       814             322             2,426              406
  Restricted stock awards                         310             393               345              409
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     13,751           9,080            13,751            9,080
Earnings Invested in the Business
  Balance at beginning of period              528,703         480,644           522,039          474,409
  Net earnings                                 20,623          19,443            35,687           33,671
  Cash dividends                               (8,800)         (8,379)          (17,200)         (16,372)
                                             ---------       ---------         ---------        ---------
  Balance at end of period                    540,526         491,708           540,526          491,708
Accumulated Foreign Currency Adjustments
  Balance at beginning of period               (8,425)         (4,826)           (7,092)             306
  Equity adjustment for foreign currency       (2,533)         (1,138)           (3,866)          (6,270)
                                             ---------       ---------         ---------        ---------
  Balance at end of period                    (10,958)         (5,964)          (10,958)          (5,964)
                                             ---------       ---------         ---------        ---------

Stockholders' Equity at end of period        $577,292        $528,836          $577,292         $528,836
                                             =========       =========         =========        =========
Comprehensive Income
  Net earnings                               $ 20,623        $ 19,443          $ 35,687         $ 33,671
  Other comprehensive income - Foreign
    currency adjustments                       (2,533)         (1,138)           (3,866)          (6,270)
                                             ---------       ---------         ---------        ---------
  Comprehensive Income                       $ 18,090        $ 18,305          $ 31,821         $ 27,401
                                             =========       =========         =========        =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
        FOR THE 26 WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                       (In thousands of dollars)


                                                1998            1997
                                             ----------      ----------

Cash flows from operating activities:
  Net earnings                                $ 35,687        $ 33,671
  Noncash adjustments:
    Depreciation and amortization               13,808          12,849
    Changes in certain working capital
      components                                26,792          26,516
                                              ---------       ---------
  Net cash from operating activities            76,287          73,036
                                              ---------       ---------

Cash flows from investing activities:
  Capital expenditures                         (25,198)        (17,903)
  Proceeds from sales and maturities of
    short-term investments                     814,996         967,617
  Purchases of short-term investments         (840,255)       (978,024)
  Increase in intangibles and other assets      (8,529)         (1,312)
                                              ---------       ---------
  Net cash from investing activities           (58,986)        (29,622)
                                              ---------       ---------

Cash flows from financing activities:
  (Decrease) increase in short-term
    borrowings                                  (6,305)          4,644
  Dividend payments                            (17,200)        (16,372)
  Exercise of stock options and
    restricted stock awards                      2,842             908
                                              ---------       ---------
  Net cash from financing activities           (20,663)        (10,820)
                                              ---------       ---------

Net change in cash and equivalents              (3,362)         32,594
Cash and equivalents at beginning
  of period                                     76,690          33,408
                                              ---------       ---------
Cash and equivalents at end of period         $ 73,328        $ 66,002
                                              =========       =========


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

Second Quarter

Sales of services in the second quarter of 1998 were $1.0 billion, an increase of 4.3% from the same period in 1997. Sales growth was stronger in professional, technical and European operations, while U.S. office-administrative and electronic assembly sectors grew at a more modest rate.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 4.3% in the second quarter as compared to the same period in 1997. Direct wage costs have increased from 1997 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $177.7 million was 4.5% higher than the second quarter of 1997, and gross profit as a percentage of sales increased to 17.8% in 1998 from 17.7% in 1997. The strong performance of the professional, technical and European businesses improved margins slightly.

Selling, general and administrative expenses were $143.6 million in the second quarter, an increase of 4.3% over the same period in 1997. Expenses averaged 14.3% of sales in the second quarters of both 1998 and 1997. The moderate rate of growth of these expenses, which include year 2000 costs and the expenditures related to the information technology investment program, reflects the Company's commitment to expense control.

Earnings from operations of $34.2 million were 5.2% greater than the second quarter of 1997. Interest income (net) of $0.8 million increased significantly as compared to the second quarter of 1997 due to higher average cash and short-term investment balances.

Earnings before income taxes were $35.0 million, an increase of 6.1%, compared to pretax earnings of $33.0 million for the same period in 1997. The pretax margin was 3.5% as compared to 3.4% in last year's second quarter. Improved gross margins combined with effective expense management were the principal reasons for the improvement. Income taxes were 41.0% of pretax income in the second quarters of 1998 and 1997.

Net earnings were $20.6 million in the second quarter of 1998, an increase of 6.1% over the second quarter of 1997. Basic and diluted earnings per share were $.54 compared to $.51 in the same period last year.

Year-to-Date

Sales of services totaled $2.0 billion during the first six months of 1998, an increase of 6.5% over 1997. This increase reflects modest growth in domestic sales and strong international sales.

Cost of services of $1.6 billion was 6.7% higher than last year, reflecting volume growth and increases in payroll rates due to strong demand for labor worldwide.

Gross profit increased 5.9% in 1998 due to increased sales, but at lower gross profit rates. The gross profit rate was 17.6% for the first six months of 1998 compared to 17.7% for 1997. This decline reflects sales growth with large customers, not only in the United States but in international markets as well.

Selling, general and administrative expenses of $286.7 million were 6.2% higher than last year. The spending rate was 14.6% of sales, 0.1 percentage point below last year's rate. Expenses included the information technology investment program and year 2000 related conversion costs. Strong controls continue to be effective in managing expenses in proper relationship to sales growth.

Earnings before taxes were $60.5 million, an increase of 6.0% over 1997. These earnings averaged a pretax margin of 3.1% in the first six months of both 1998 and 1997. Income taxes were 41.0% of pretax earnings in the first six months of 1998 and 1997.

Net earnings were $35.7 million or 6.0% higher than the first six months of 1997. Basic and diluted earnings per share were $.93 compared to $.88 last year. This was an increase of 5.7% over 1997.


Financial Condition

Assets totaled $1.0 billion at June 28, 1998, an increase of 3.6% over the $967.2 million at December 28, 1997. Working capital was $363.1 million, nearly the same as the end of 1997. The current ratio was 1.9 at June 28, 1998 and December 28, 1997.

During the first six months of 1998, net cash from operating activities was $76.3 million, an increase of 4.5% over the comparable period in 1997. This increase resulted principally from an increase in net earnings, and depreciation and amortization. Capital expenditures of $25.2 million in 1998 and $17.9 million in 1997 were principally for expanding and improving the worldwide branch network and developing new information systems.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.23 per share in the second quarter of 1998. This represents a 5% increase compared to a dividend rate of $.22 per share in the second quarter of 1997.

The Company's financial position continues to be strong. This strength will allow it to continue to aggressively pursue growth opportunities, while supporting current operations.


New Accounting Standards

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective for 1998, establishes standards for reporting information about operating segments in annual financial statements and, beginning in 1999, requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 for its financial statements for the year ending January 3, 1999. The Company has not completed its determination of the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures.

In February 1998, the Financial Accounting Standards Board issued
SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement is effective for fiscal years beginning after December 15, 1997. This Statement will not have an impact on the Company's consolidated financial statements, because the Company does not have a pension plan or other material postretirement benefits as covered by the Statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. This Statement will not have a material impact on the Company's consolidated financial statements. The Company plans to adopt this Statement beginning in the 1999 fiscal year.

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Effective for fiscal years beginning after December 15, 1998, this SOP requires capitalization of certain internal-use computer software costs. The Company does not expect it to have a material impact on its consolidated financial statements. The Company plans to adopt this Statement beginning in the 1999 fiscal year.

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." Effective for fiscal years beginning after December 15, 1998, with earlier application encouraged, this SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires start-up activities and organization costs to be expensed as incurred. This Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this Statement beginning in the 1999 fiscal year.

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


      -------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional and Technical Services, Inc., Kelly Services (Canada), Ltd., Kelly Professional Services (France), Inc., Kelly Services (UK), Ltd., Kelly Services (Ireland), Ltd.,
Kelly Services (Australia), Ltd., Kelly Services (New Zealand), Ltd., Kelly Services (Nederland), B.V., Kelly Services of Denmark, Inc., Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly Staff Leasing, Inc., The Wallace Law
Registry, Inc., Kelly Services (Switzerland) Inc., Kelly Services France S.A., Kelly Formation S.A.R.L., Kelly Services Luxembourg S.A.R.L., Kelly Services Italia S.R.L., Kelly Services Iberia
Holding Company, S.L., Kelly Services Empleo E.T.T., S.L., Kelly Services Seleccion y Formacion, S.L., Kelly Services CIS, Inc., Personnel Corps ZAO, Kelly Services (societa di fornitura di lavaro temporaneo) SpA, Kelly Services Interim, Kelly Services Interim (Belgium) SA and Kelly Services Select (Belgium) SA.

The information furnished reflects all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period in this filing.

                 PART II.  OTHER INFORMATION




Item 4.          Submission of Matters to a Vote of Security Holders.
                 ----------------------------------------------------

            (a) The annual meeting of stockholders of registrant was held May 19, 1998.

            (b) The nominee for director, as listed in the Company's proxy statement dated April 24, 1998, was elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

            (c) A brief description and the results of the matters voted upon at the meeting follow.

                 (1)  Election of T. E. Adderley as director:

                      Shares voted "For"                   3,522,509
                      Shares voted "Withhold"                  1,715

                 (2) Approval of amendments to the standards for performance-based annual incentive award criteria and limitations for certain executive officers under the Company's Short-Term Incentive Plan:

                        Shares voted "For"                 3,513,585
                        Shares voted "Withhold"                7,849
                        Shares voted "Abstain"                 2,790

                 (3)  Ratification of the selection of
                      PricewaterhouseCoopers LLP as the Company's independent auditors:

                        Shares voted "For"                 3,522,929
                        Shares voted "Abstain"                 1,295


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

Date:  August 11, 1998


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

 10         Short-Term Incentive Plan, as amended and restated on
            March 23, 1998.                                            2

 11         Additional Earnings Per Share Information.                 3

 27.1       Financial Data Schedule for six months ended
            June 28, 1998.                                             4

 27.2       Restated Financial Data Schedule for six months ended
            June 29, 1997.                                             5