Form 10-Q
period 1998-09-27
KELLY SERVICES INC
filed 1998-11-12
CIK 55135

                                      - 1 -
                          Index to Exhibits on page 14


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
At October 30, 1998, 33,233,618 shares of Class A and 3,567,329 shares of Class B common stock of the Registrant were outstanding.

            KELLY SERVICES, INC. AND SUBSIDIARIES



                                                        Page
                                                       Number
                                                       ------

PART I.  FINANCIAL INFORMATION

      Statements of Earnings                               3

      Balance Sheets                                       4

      Statements of Stockholders' Equity                   5

      Statements of Cash Flows                             6

      Management's Discussion and
        Analysis of Results of
        Operations and Financial
        Condition                                          7



PART II.  OTHER INFORMATION                               12

      Signature                                           13

      Index to Exhibits Required by
        Item 601, Regulation S-K                          14

                                                 - 3 -

                                  KELLY SERVICES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                            (In thousands of dollars except per share items)

                                            13 Weeks Ended                     39 Weeks Ended
                                  ------------------------------      -------------------------------
                                  Sept. 27, 1998  Sept. 28, 1997      Sept. 27, 1998   Sept. 28, 1997
                                  --------------  --------------      --------------   --------------
     Sales of services               $1,032,875      $1,001,209         $2,993,543       $2,841,781

     Cost of services                   846,094         824,820          2,461,108        2,338,946
                                     -----------     -----------        -----------      -----------

     Gross profit                       186,781         176,389            532,435          502,835

     Selling, general and
       administrative expenses          145,404         136,464            432,057          406,319
                                     -----------     -----------        -----------      -----------

     Earnings from operations            41,377          39,925            100,378           96,516

     Interest income, net                   841              62              2,327              552
                                     -----------     -----------        -----------      -----------

     Earnings before income taxes        42,218          39,987            102,705           97,068

     Income taxes                        17,315          16,400             42,115           39,810
                                     -----------     -----------        -----------      -----------
     Net earnings                    $   24,903      $   23,587         $   60,590       $   57,258
                                     ===========     ===========        ===========      ===========

     Earnings per share:
       Basic                               $.65            $.62              $1.58            $1.50
       Diluted                              .65             .62               1.58             1.50

     Average shares outstanding
       (thousands):
       Basic                             38,271          38,101             38,228           38,080
       Diluted                           38,419          38,281             38,446           38,177

     Dividends per share                   $.23            $.22               $.68             $.65




                                  - 4 -

                  KELLY SERVICES, INC. AND SUBSIDIARIES

      BALANCE SHEETS AS OF SEPTEMBER 27, 1998 AND DECEMBER 28, 1997
                        (In thousands of dollars)
ASSETS                                           1998           1997
------                                       ------------   ------------
CURRENT ASSETS:                               (UNAUDITED)
  Cash and equivalents                       $  111,612       $ 76,690
  Short-term investments                         47,101         67,301
  Accounts receivable, less
    allowances of $13,655 and
    $12,375, respectively                       597,442        572,134
  Prepaid expenses and other
    current assets                               57,588         54,847
                                             -----------      ---------
  Total current assets                          813,743        770,972

PROPERTY AND EQUIPMENT:
  Land and buildings                             43,292         44,405
  Equipment, furniture and
    leasehold improvements                      169,836        130,472
  Accumulated depreciation                      (79,610)       (62,144)
                                             -----------      ---------
  Total property and equipment                  133,518        112,733

INTANGIBLES AND OTHER ASSETS                     92,217         83,524
                                             -----------      ---------

TOTAL ASSETS                                 $1,039,478       $967,229
                                             ===========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                      $   41,943       $ 54,958
  Accounts payable                               68,718         60,408
  Payroll and related taxes                     229,283        197,092
  Accrued insurance                              68,992         61,077
  Income and other taxes                         32,303         33,865
                                             -----------      ---------
  Total current liabilities                     441,239        407,400
                                             -----------      ---------
STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value                    40,116         40,116
  Treasury stock, 1,819,000 shares in
    1998 and 1,953,000 shares in 1997,
    respectively, at cost                        (6,095)        (6,214)
  Paid-in capital                                14,658         10,980
  Earnings invested in the business             556,628        522,039
  Accumulated foreign currency adjustments       (7,068)        (7,092)
                                             -----------      ---------
  Total stockholders' equity                    598,239        559,829
                                             -----------      ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                       $1,039,478       $967,229
                                             ===========      =========

                                                    - 5 -

                                    KELLY SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                          (In thousands of dollars)
                                                   13 Weeks Ended                    39 Weeks Ended
                                          ------------------------------    -------------------------------
                                          Sept. 27, 1998  Sept. 28, 1997    Sept. 27, 1998   Sept. 28, 1997
                                          --------------  --------------    ---------------  --------------
Capital Stock
  Class A common stock
    Balance at beginning of period           $ 36,541        $ 36,537          $ 36,538         $ 36,527
    Conversions from Class B                        -               -                 3               10
                                             ---------       ---------         ---------        ---------
    Balance at end of period                   36,541          36,537            36,541           36,537
  Class B common stock
    Balance at beginning of period              3,575           3,579             3,578            3,589
    Conversions to Class A                          -               -                (3)             (10)
                                             ---------       ---------         ---------        ---------
    Balance at end of period                    3,575           3,579             3,575            3,579
Treasury Stock
  Balance at beginning of period               (6,143)         (6,104)           (6,214)          (6,197)
  Treasury stock issued for acquisition           102               -               102                -
  Purchase of treasury stock                      (64)              -               (64)               -
  Exercise of stock options                         -            (124)               28              (92)
  Restricted stock awards                          10               6                53               67
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     (6,095)         (6,222)           (6,095)          (6,222)
Paid-in Capital
  Balance at beginning of period               13,751           9,080            10,980            8,265
  Treasury stock issued for acquisition           828               -               828                -
  Exercise of stock options                         2             375             2,428              781
  Restricted stock awards                          77              55               422              464
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     14,658           9,510            14,658            9,510
Earnings Invested in the Business
  Balance at beginning of period              540,526         491,708           522,039          474,409
  Net earnings                                 24,903          23,587            60,590           57,258
  Cash dividends                               (8,801)         (8,382)          (26,001)         (24,754)
                                             ---------       ---------         ---------        ---------
  Balance at end of period                    556,628         506,913           556,628          506,913
Accumulated Foreign Currency Adjustments
  Balance at beginning of period              (10,958)         (5,964)           (7,092)             306
  Equity adjustment for foreign currency        3,890          (1,569)               24           (7,839)
                                             ---------       ---------         ---------        ---------
  Balance at end of period                     (7,068)         (7,533)           (7,068)          (7,533)
                                             ---------       ---------         ---------        ---------

Stockholders' Equity at end of period        $598,239        $542,784          $598,239         $542,784
                                             =========       =========         =========        =========
Comprehensive Income
  Net earnings                               $ 24,903        $ 23,587          $ 60,590         $ 57,258
  Other comprehensive income - Foreign
    currency adjustments                        3,890          (1,569)               24           (7,839)
                                             ---------       ---------         ---------        ---------
  Comprehensive Income                       $ 28,793        $ 22,018          $ 60,614         $ 49,419
                                             =========       =========         =========        =========

                                 - 6 -

                 KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
   FOR THE 39 WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                       (In thousands of dollars)


                                               1998            1997
                                           ------------    ------------

Cash flows from operating activities:
  Net earnings                             $    60,590     $    57,258
  Noncash adjustments:
    Depreciation and amortization               20,906          19,449
    Changes in certain working capital
      components                                18,817          43,863
                                           ------------    ------------
  Net cash from operating activities           100,313         120,570
                                           ------------    ------------

Cash flows from investing activities:
  Capital expenditures                         (39,309)        (26,633)
  Proceeds from sales and maturities of
    short-term investments                   1,312,378       1,361,406
  Purchases of short-term investments       (1,292,178)     (1,385,142)
  Increase in intangibles and other assets     (10,133)         (2,543)
                                           ------------    ------------
  Net cash from investing activities           (29,242)        (52,912)
                                           ------------    ------------

Cash flows from financing activities:
  (Decrease) increase in short-term
    borrowings                                 (13,015)          4,784
  Dividend payments                            (26,001)        (24,754)
  Exercise of stock options and
    restricted stock awards                      2,931           1,220
  Purchase of treasury stock                       (64)              -
                                           ------------    ------------
  Net cash from financing activities           (36,149)        (18,750)
                                           ------------    ------------

Net change in cash and equivalents              34,922          48,908
Cash and equivalents at beginning
  of period                                     76,690          33,408
                                           ------------    ------------
Cash and equivalents at end of period      $   111,612     $    82,316
                                           ============    ============


                      MANAGEMENT'S DISCUSSION AND

                   ANALYSIS OF RESULTS OF OPERATIONS

                        AND FINANCIAL CONDITION

Results of Operations:

Third Quarter

Sales of services in the third quarter of 1998 were $1.03 billion, an increase of 3.2% from the same period in 1997. Sales growth was stronger in professional, technical and European operations, while U.S. office-administrative and electronic assembly sectors grew at a more modest rate.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 2.6% in the third quarter as compared to the same period in 1997. Direct wage costs have increased from 1997 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $186.8 million was 5.9% higher than the third quarter of 1997, and gross profit as a percentage of sales increased to 18.1% in 1998 from 17.6% in 1997. Growth in placement fees, along with the strong performance of the professional, technical and European businesses, improved the gross profit margin.

Selling, general and administrative expenses were $145.4 million in the third quarter, an increase of 6.6% over the same period in 1997.
Expenses averaged 14.1% of sales as compared to 13.6% in last year's third quarter. The rate of growth of these expenses reflects increased spending for the year 2000 and information technology programs.

Earnings from operations of $41.4 million were 3.6% greater than the third quarter of 1997. Interest income (net) of $0.8 million increased significantly as compared to the third quarter of 1997 due to higher average cash and short-term investment balances.

Earnings before income taxes were $42.2 million, an increase of 5.6%, compared to pretax earnings of $40.0 million for the same period in 1997. The pretax margin was 4.1% as compared to 4.0% in last year's third quarter, due to the effect of higher interest income (net) noted above. Income taxes were 41.0% of pretax income in the third quarters of 1998 and 1997.

Net earnings were $24.9 million in the third quarter of 1998, an increase of 5.6% over the third quarter of 1997. Basic and diluted earnings per share were $.65 compared to $.62 in the same period last year.

Year-to-Date

Sales of services totaled $2.99 billion during the first nine months of 1998, an increase of 5.3% over 1997. This increase reflects modest growth in domestic sales and strong international sales.

Cost of services of $2.46 billion was 5.2% higher than last year, reflecting volume growth and increases in payroll rates due to strong demand for labor worldwide.

Gross profit increased 5.9% in 1998 due to increased sales. The gross profit rate was 17.8% for the first nine months of 1998 compared to 17.7% for 1997. Growth in placement fees from foreign operations offset the effect of sales growth with our largest customers where contracts require special pricing and additional implementation costs.

Selling, general and administrative expenses of $432.1 million were 6.3% higher than last year. The spending rate was 14.4% of sales, 0.1 percentage point above last year's rate. Expenses included the information technology investment program and year 2000 related conversion costs. Strong controls continue to be effective in managing expenses in proper relationship to sales growth.

Earnings before taxes were $102.7 million, an increase of 5.8% over 1997. These earnings averaged a pretax margin of 3.4% in the first nine months of both 1998 and 1997. Income taxes were 41.0% of pretax earnings in the first nine months of 1998 and 1997.

Net earnings were $60.6 million or 5.8% higher than the first nine months of 1997. Basic and diluted earnings per share were $1.58 compared to $1.50 last year. This was an increase of 5.3% over 1997.


Financial Condition

Assets totaled $1.04 billion at September 27, 1998, an increase of 7.5% over the $967.2 million at December 28, 1997. Working capital was $372.5 million, nearly the same as the end of 1997. The current ratio was 1.8 at September 27, 1998 and 1.9 at December 28, 1997.

During the first nine months of 1998, net cash from operating activities was $100.3 million, a decrease of 16.8% over the comparable period in 1997. This decrease resulted principally from a decrease in the growth of accrued liability balances offset by a containment on the growth in the accounts receivable balance. Capital expenditures of $39.3 million in 1998 and $26.6 million in 1997 were principally for expanding and improving the worldwide branch network and developing new information systems.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.23 per share in the third quarter of 1998. This represents a 5% increase compared to a dividend rate of $.22 per share in the third quarter of 1997.

During October, 1998, the Company arranged a committed $100 million five year multi-currency revolving credit facility to be used to fund working capital, acquisitions, and general corporate purposes. Through the date of this filing, there have been no borrowings under the revolving credit facility.

The Company's financial position continues to be strong. This strength will allow it to continue to aggressively pursue growth opportunities, while supporting current operations.


YEAR 2000 SYSTEMS UPDATE

The year 2000 problem is an issue regarding computer programs and non-information technology systems that use embedded computer chips such as microcontrollers. Many of these programs are unable to distinguish between a year that begins with "20" instead of the familiar "19" and therefore could fail or produce incorrect results.

In 1995 Kelly Services, Inc. embarked upon a global Year 2000 Project. The project scope includes hardware, software, and embedded chip technology. A formal Project Office was established with executive sponsorship and funding in February, 1997. This initiated a global business system strategy that included a wide-scale Oracle implementation of business and financial systems, plus major enhancements to branch automation systems. Included in these initiatives is the remediation of year 2000 non-compliant systems.

THE COMPANY'S STATE OF READINESS

Plans for remediation of year 2000 non-compliant systems are divided into the following major initiatives: mainframe, client server, domestic and international subsidiaries. The common project phases consist of: inventory all hardware, software and embedded systems; prioritize systems based on business criticality; complete a risk assessment based on interviews with business users and subject matter experts, analysis of date functionality, and vendor documentation; test and decide to upgrade, replace or retire as appropriate; internal certification; return to production. As a part of the risk assessment process, contingency plans will be developed in the event of system failure. Compuware Corporation was selected to assist in the inventory, remediation and testing process.

The inventory and assessment phase is 100% complete for all business areas as of the third quarter of 1998. Remediation and testing is 100% complete for some of the Kelly business units. Overall completion is approximately 60% when all countries and business units are considered. Kelly is on target for 100% remediation of all mission critical customer support systems by year-end 1998. Testing will continue throughout 1999 with planned completion during the third quarter of 1999. Testing teams are in place for mainframe, client server and international. The testing process includes a detailed risk assessment to determine the necessity and scope of testing. In some instances internal certification is recommended without testing, based on the risk assessment. This process will ensure resources remain focused on areas of greatest risk.

External communications and readiness assessments have been distributed to all customers, landlords, vendors, suppliers and facilities for North America. International communications and assessments are 60% complete with a targeted completion by year end 1998. First quarter 1999 analysis of responses received will determine follow-up action including additional contingency planning.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The total cost of the Year 2000 project is expected to be at least somewhat offset by the additional benefits to be realized by the Company. These include: enhanced functionality at the branch level; a worldwide inventory of information technology and systems; a high level documentation of business processes used by strategic business units; rationalization and standardization of diverse information systems; upgrades and standardization of desktop computing; upgrade of wide area network to remote business units; improved software quality assurance; and clean-up and documentation of older program code.

The total cost of the Year 2000 remediation project is estimated to be approximately $21 million. The total amount incurred to date is $7 million, of which $1 million was expended in 1997 and $6 million expended through the third quarter of 1998. Approximately $4 million of the total cost has been incurred for remediation (code remediation, project management compliance, and risk assessment), nearly $3 million for testing, and the balance for contingency development.

The estimated future cost of completing the Year 2000 project is approximately $14 million to be incurred during the fourth quarter of 1998 and throughout 1999. Of these future costs the Company estimates approximately $8 million will relate to remediation, over $5 million for testing and the balance for contingency activities. Funds for the project are budgeted separately from other Information Technology initiatives. These costs are being expensed as an element of Selling, General and Administrative expense and are funded from cash provided by operations.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

The failure to correct a material Year 2000 problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. It is believed the most significant of risks concern the Year 2000 readiness of third-party customers and suppliers. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and through, in particular, the Year 2000 readiness of its internal systems and processes and its assessment of third party preparedness.

In general, the Company believes all reasonable steps possible have been taken or are in process to ensure operations will continue without disruption. Additionally, in the event of circumstances resulting from the failure of a third party, all reasonable steps will have been taken to ensure appropriate contingency plans exist to minimize the impact of these potential failures.


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


      -------------------------------------------------------------


Companies for which this report is filed are: Kelly Services, Inc. and its subsidiaries, Kelly Assisted Living Services, Inc., Kelly Properties, Inc., Kelly Professional and Technical Services, Inc., Kelly Services (Canada), Ltd., Kelly Services (UK), Ltd.,
Kelly Services (Ireland), Ltd., Kelly Services (Australia), Ltd.,
Kelly Services (New Zealand), Ltd., Kelly Services (Nederland),
B.V., Kelly Services of Denmark, Inc., Kelly de Mexico, S.A. de C.V., Kelly Services Norge A.S., KSI Acquisition Corp., Kelly Staff Leasing, Inc., The Wallace Law Registry, Inc., Kelly Services (Suisse) Holding S.A., Kelly Services France S.A., Kelly Formation S.A.R.L., Kelly Services Luxembourg S.A.R.L., Kelly Services Italia S.R.L., Kelly Services Iberia Holding Company, S.L., Kelly Services Empleo E.T.T., S.L., Kelly Services Seleccion y Formacion, S.L., Kelly Services
CIS, Inc., ooo Kelly Services CIS, Kelly Services (societa di fornitura di lavaro temporaneo) SpA, Kelly Services Interim, S.A., Kelly Services Deutchland GmbH, Workshop Zeitarbeit GmbH, Workline Personal-Marketing GmbH, Kelly Services Interim (Belgium) S.A., NV and Kelly Services Select (Belgium) S.A., NV.

The information furnished reflects all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period in this filing.

                 PART II.  OTHER INFORMATION




Item 5.          Other Information.
                 ------------------

                 On September 29, 1998, the Company repurchased 1.5 million shares of its Class A common stock (KELYA) in a negotiated transaction from the William R. Kelly Trust. The total value of the share repurchase was $42.2 million, or $28.13 per share, representing a 3.0% discount to the closing market price of KELYA stock on September 23, 1998.

Item 6.          Exhibits and Reports on Form 8-K.
                 ---------------------------------

            (a)  See Index to Exhibits required by Item 601,
                 Regulation S-K, set forth on page 14 of this filing.

            (b) A report on Form 8-K dated September 11, 1998 was filed by the Company in September, 1998. The report was filed under Item 9, sales of equity securities pursuant to Regulation S.

                              SIGNATURE








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                KELLY SERVICES, INC.

Date:  November 12, 1998


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

  11        Additional Earnings Per Share Information.                  2

  27.1      Financial Data Schedule for nine months ended
            September 27, 1998.                                         3

  27.2      Restated Financial Data Schedule for nine months ended
            September 28, 1997.                                         4