Form 10-K405
period 1999-01-03
KELLY SERVICES INC
filed 1999-03-31
CIK 55135

                         Index to Exhibits on page 34
                                      -1-
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended January 3, 1999
                                      OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________________ to _____________________
Commission file number 0-1088

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the Class B common stock, par value $1.00, the only class of the registrant's securities with voting rights, held by non-affiliates of the registrant on March 22, 1999, was $10,043,711 based upon the closing price of $28.63 per share.

Registrant had 32,270,788 shares of Class A and 3,567,329 of Class B common stock, par value $1.00, outstanding as of March 22, 1999.

                      Documents Incorporated by Reference
The proxy statement of the registrant with respect to the 1999 Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated:   March 31, 1999

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

     (b) Financial Information about Industry Segments. The Company divides its operations into three segments: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3)
International. PTSA includes the following: Kelly Scientific Resources, Kelly Engineering Services, Information Technology Resources, Kelly Assisted Living Services, Inc., The Law Registry (formerly The Wallace Law Registry), Kelly Staff Leasing, Inc., National Payroll Services and Kelly Management Services. The financial information concerning registrant is included in Item 8 in Part II of this filing.

     (c)  Narrative Description of Business.

          (i) Principal Services Rendered. Registrant, and its subsidiaries, which are service organizations, provide staffing services to a diversified group of customers through offices located in major cities of the United States, Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Puerto Rico, Russia, Spain, Switzerland and the United Kingdom. These services are generally furnished under the name of Kelly Services. U. S. Commercial Staffing includes primarily office clerical, marketing and semi-skilled light industrial services. PTSA includes technical skills related to engineering, information technology, scientific, accounting and finance, and management services. Staff leasing services are provided under the name of Kelly Staff Leasing, Inc., a wholly owned subsidiary of registrant. Home care services to those who need help with their daily living needs and personal care are furnished under the name of Kelly Assisted Living Services, Inc., which is a wholly owned subsidiary of registrant. Legal staffing services are provided under the name of The Law Registry (formerly The Wallace Law Registry), a wholly owned subsidiary of registrant. Registrant performs these staffing services through its employees by assigning them to work on the premises of registrant's customers.

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

     Registrant serves a wide cross-section of customers from industry, commerce, the professions, government, and individuals. During recent years approximately 190,000 customers, including the largest corporations in the world, use registrant's services. There have been no significant changes in the services rendered or in the markets or methods of distribution since the beginning of registrant's fiscal year.

     Registrant operates through approximately 1,500 domestic and foreign offices located in all 50 states and the District of Columbia; and Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Puerto Rico, Russia, Spain, Switzerland and the United Kingdom. Each office provides the services of one or more of the divisions or subsidiaries and are operated directly by the registrant.

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

     (xii) Environmental Matters. Registrant is involved in a service business and is not generally affected by federal, state and local provisions regulating the discharge of materials into the environment.

     (xiii) Employees. Registrant and subsidiaries employ on a full time basis approximately 1,200 persons at its headquarters in Troy, Michigan, and approximately 6,000 persons in branch offices operated directly by registrant. Registrant employed in the last fiscal year approximately 740,000 men and women for temporary periods. As the employer of its temporary work force, registrant is responsible for and pays Social Security (or its equivalent outside the United States), Medicare and health care taxes, workers' compensation, unemployment compensation taxes, liability insurance and other similar costs, and is responsible for payroll deductions of Social Security, Medicare and income taxes. Although the services may be provided in the office of the registrant's customer, registrant remains the employer of its temporary employees with responsibility for their assignment and reassignment.

     (d) Foreign Operations. For information regarding sales, earnings from operations and long-lived assets by domestic and foreign operations, reference is made to the information presented in the Segment Disclosures note to the consolidated financial statements presented in Item 8 in Part II of this report.

ITEM 2.  PROPERTIES.

     Registrant owns the premises in Troy, Michigan, from which its headquarters, subsidiaries and divisional offices are presently operated. Registrant purchased the original headquarters building in Troy, Michigan, in 1977 and has expanded operations into adjacent buildings that were purchased in 1991 and 1997. The combined usable floor space for the headquarters complex approximates 230,000 square feet, plus leased space nearby of 93,000 square feet. The buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. In addition, registrant owns vacant land in Troy and northern Oakland County, Michigan, for future expansion. Registrant's branch offices are conducted from premises which are leased. A majority of the leases are for fixed terms, from one to five years. Registrant owns virtually all office furniture and equipment used in its headquarters building and branch offices.

ITEM 3.  LEGAL PROCEEDINGS.

     Claims against the registrant are not considered by management and counsel to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Kelly Services' stock is traded over-the-counter in the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                    Per share amounts (in dollars)
                         ----------------------------------------------------
                           First      Second     Third      Fourth
                          Quarter    Quarter    Quarter    Quarter     Year
                          -------    -------    -------    -------    -------

1998
----
Stock Prices
 Class A common
    High . . . . . . . .  $37.75     $38.50     $35.63     $35.13     $38.50
    Low  . . . . . . . .   29.25      30.25      25.63      23.75      23.75
 Class B common
    High . . . . . . . .   58.75      38.00      36.25      33.50      58.75
    Low  . . . . . . . .   29.50      34.00      29.00      28.75      28.75

Dividends. . . . . . . .     .22        .23        .23        .23        .91




1997
----
Stock Prices
 Class A common
    High . . . . . . . .  $28.88     $32.50     $38.75     $38.38     $38.75
    Low  . . . . . . . .   26.50      23.25      29.75      28.13      23.25
 Class B common
    High . . . . . . . .   29.00      32.50      35.75      34.75      35.75
    Low  . . . . . . . .   27.00      23.00      30.75      30.00      23.00

Dividends. . . . . . . .     .21        .22        .22        .22        .87


The number of holders of record of the Class A and Class B common stock, par value $1.00, of registrant were 994 and 233, respectively, as of March 22, 1999.

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

(In millions except               (1)
per share amounts)             1998      1997      1996      1995      1994      1993
-------------------            ----      ----      ----      ----      ----      ----

Sales of services . . . . .  $4,092.3  $3,852.9  $3,302.3  $2,689.8  $2,362.6  $1,954.5
Earnings before taxes . . .     143.6     137.0     122.9     113.3      98.5      70.9
Net earnings. . . . . . . .      84.7      80.8      73.0      69.5      61.1      44.6

Per share data:
  Basic earnings  . . . . .
    per share . . . . . . .  $   2.24  $   2.12  $   1.92  $   1.83  $   1.61  $   1.18
  Diluted earnings
    per share . . . . . . .  $   2.23  $   2.12  $   1.91  $   1.83  $   1.61  $   1.18

Dividends per share
    Classes A and B common.       .91       .87       .83       .78       .70       .63

Working capital . . . . . .  $  293.4  $  363.6  $  336.6  $  316.0  $  315.8   $ 291.2
Total assets. . . . . . . .     964.2     967.2     838.9     718.7     642.4     542.1

(1) Fiscal year included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

1998 versus 1997

     Sales for the 53 week fiscal year reached a record $4.09 billion in 1998, an increase of 6% compared to the $3.85 billion for the 52 week fiscal year in 1997. On a 52 week basis, sales increased 5% over 1997. Sales in the U.S. Commercial Staffing segment grew by 3%, while Professional, Technical and Staffing Alternatives (PTSA) sales grew by 8% compared to last year. International sales grew by 13% as compared to 1997. International sales represented 24% of total Company sales in 1998, as compared to 22% in 1997.

     The 1998 gross profit rate averaged 17.9% versus 17.7% in 1997. The improvement was principally related to an increased mix of fee-based permanent placement income and an increase in the share of our international business as a percentage of total revenue. The international component carries a higher average gross profit rate than domestic commercial staffing.

     Selling, general and administrative expenses increased 8% over 1997. Expenses expressed as a percentage of sales were 14.4% as compared to 14.2% last year. The rate of growth of expenses principally reflects increased spending for the year 2000 and information technology programs.

     Earnings from operations totaled $140.6 million, a 4% increase from the $135.8 million reported last year. Earnings were 3.4% of sales as compared to 3.5% in 1997.

     Interest income was $6.2 million, 41% higher than last year. Interest expense totaled $3.2 million, virtually unchanged from 1997. The increase in investment return related to an improved cash and investment position as compared to 1997.

     Earnings before income taxes were a record $144 million, a 5% increase over 1997. As a percentage of sales, earnings before taxes were 3.5% compared to 3.6% in 1997. The effective income tax rate was 41.0% in both 1998 and 1997.

     Net earnings totaled a record $84.7 million in 1998, a 5% increase over 1997. The rate of return on sales was 2.1%, consistent with last year's 2.1% rate. Basic earnings per share were $2.24 or 6% over last. year. Diluted earnings per share were $2.23 or 5% higher than 1997.

Results of Operations

1997 versus 1996

     Sales totaled $3.85 billion in 1997, an increase of 17% over 1996. U.S. Commercial Staffing sales totaled $2.45 billion, reflecting 13% growth over 1996. PTSA sales were $546 million in 1997, a 31% increase over the prior year. International sales totaled $855 million and grew 20% as compared to 1996.

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

     Earnings from operations in 1997 were $136 million, an increase of 12% over 1996. These earnings were 3.5% of sales, compared to 3.7% in 1996.

     Interest income was $4.4 million in 1997, an increase of 4% over 1996. An improved cash and investments position during the year which resulted from improved collections of accounts receivable contributed to the increase.

     Interest expense increased to $3.2 million from $2.2 million in 1996. Short-term borrowings were used to finance continued business expansion in Europe.

     Earnings before income taxes were $137 million, an increase of 11% over 1996. As a percentage of sales, earnings before taxes were 3.6% in 1997 and 3.7% in 1996. The effective income tax rate was 41.0% in 1997 and 40.6% in 1996.

     Net earnings totaled $80.8 million in 1997, 11% higher than the $73.0 million reported in 1996. The rate of return on sales was 2.1% in 1997 and 2.2% in 1996. Basic earnings per share were $2.12 compared to $1.92 per share in 1996. Diluted earnings per share were $2.12 in 1997 compared to $1.91 per share in 1996.

Liquidity and Capital Resources

     Cash and short-term investments totaled $72 million at the end of 1998, down from the $144 million at year-end 1997. The decrease was principally due to the $76 million utilized for the share repurchase program completed during the fourth quarter of 1998. Two negotiated share repurchase transactions were completed with the William Russell Kelly Trust and 2.5 million Kelly Class A shares were repurchased. This amounted to 6.5% of the then total outstanding common shares and was accretive to earnings per share during the fourth quarter of 1998.

     Accounts receivable totaled $585 million at year end as compared to $572 million at year-end 1997. Strong accounts receivable management during the year reduced global days sales outstanding to 53 days, down from 54 days in 1997.

     Short-term debt totaled $48 million, a decrease from $55 million at year-end 1997. During the fourth quarter the Company arranged a committed $100 million five-year multi-currency revolving credit facility. All short-term borrowings are foreign currency denominated and support the Company's international working capital position.

     The Company's working capital position was $293 million at the end of 1998, a decrease of $70 million from 1997 and $43 million from 1996. The current ratio in 1998 was 1.7, 1.9 in 1997 and 2.0 in 1996. The current year decline was principally a result of the cash utilized in the share repurchase program.

     Assets totaled $964 million in 1998, virtually unchanged from 1997. In 1996 assets totaled $839 million. The return on average assets was 8.8% in 1998 and 8.9% in 1997. In 1996 the return was 9.4%.

     Stockholders' equity was $538 million in 1998, which was 4% below 1997. In 1997 stockholders' equity grew 8% over 1996. The return on average stockholders' equity was 15.4% in 1998, 15.0% in 1997 and 14.7% in 1996. Dividends paid per common share were $.91 in 1998, an increase of 5% over 1997. Dividends in 1997 were $.87 per share, also 5% more than 1996.

     The Company's financial position remains very strong. The Company continues to carry no long-term debt and expects to meet its growth requirements principally through cash flow from operations.

Year 2000 Systems Update

     The year 2000 problem is an issue regarding computer programs and non-information technology systems that use embedded computer chips such as microcontrollers. Many of these programs are unable to distinguish between a year that begins with "20" instead of the familiar "19" and therefore could fail or produce incorrect results.

     In 1995, the Company embarked upon a global Year 2000 Project. The project scope includes hardware, software and embedded chip technology. A formal Project Office was established with complete executive sponsorship and funding in February 1997. This initiated a global business system strategy that included a wide-scale Oracle implementation of business and financial systems, plus major enhancements to branch automation systems. Included in these initiatives is the remediation of year 2000 non-compliant systems.

The Company's State of Readiness

     Plans for remediation of year 2000 non-compliant systems are divided into the following major initiatives: mainframe, client server, domestic and international subsidiaries. The common project phases consisted of:
inventory all hardware, software and embedded systems; prioritize systems based on business criticality; complete a risk assessment based on interviews with business users and subject matter experts, analysis of date functionality, and vendor documentation; test and decide to upgrade, replace or retire, as appropriate; internal certification; and a return to production. As a part of the risk assessment process, contingency plans will be developed in the event of system failure. Compuware Corporation was selected to assist in the inventory remediation and testing process.

     The inventory and assessment phase is 100% complete for all business areas. Remediation and testing is 100% complete for some of the Kelly business units. Overall completion is approximately 70% when all countries and business units are considered. The Company is 100% remediated of all mission-critical customer support systems at year-end 1998. Testing will continue throughout 1999 with planned completion during the third quarter of 1999. Testing teams are in place for mainframe, client server and international. The testing process includes a detailed risk assessment to determine the necessity and scope of testing. In some instances internal certification is recommended without testing, based on the risk assessment. This process will ensure resources remain focused on areas of greatest risk.

     External communications and readiness assessments have been distributed to all customers, landlords, vendors, suppliers and facilities for North America. International communications and assessments were 100% complete at year end 1998. First quarter 1999 analysis of responses received will determine follow-up action including additional contingency planning.

The Costs to Address The Company's Year 2000 Issues

     The total cost of the Year 2000 project is expected to be at least somewhat offset by the benefits to be realized by the Company. These include: enhanced functionality at the branch level; a worldwide inventory of information technology and systems; a high-level documentation of business processes used by strategic business units; rationalization and standardization of diverse information systems; upgrades and standardization of desktop computing; upgrade of wide area network to remote business units; improved software quality assurance; and clean-up and documentation of older program code.

     Total cost of the Year 2000 remediation project is estimated to be approximately $21 million. The total amount incurred to date is $9 million, of which $1 million was expended in 1997 and $8 million expended in 1998. Approximately $4 million of the total cost has been incurred for remediation (code remediation, project management compliance and risk assessment), nearly $3 million for testing, and the balance for contingency development.

     The estimated future cost of completing the Year 2000 project is approximately $12 million to be incurred throughout 1999 and early 2000. Of these future costs the Company estimates approximately $4 million will relate to remediation, over $5 million for testing and the balance for contingency activities. Funds for the project are budgeted separately from other Information Technology initiatives. These costs are being expensed as an element of Selling, General and Administrative expense and are funded from cash provided by operations.

The Risks Of The Company's Year 2000 Issues

     The failure to correct a material Year 2000 problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. It is believed the most significant of risks concern the Year 2000 readiness of third party customers and suppliers. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and through, in particular, the Year 2000 readiness of its internal systems and processes and its assessment of third-party preparedness.

     In general, the Company believes all reasonable steps possible have been taken or are in process to ensure operations will continue without disruption. Additionally, in the event of circumstances resulting from the failure of a third party, all reasonable steps possible will have been taken to ensure appropriate contingency plans exist or are being developed to minimize the impact of these failures.

Market Risk Sensitive Instruments and Positions

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. Foreign currency exchange risk is mitigated by the availability of the Company's multi-currency line of credit. This credit facility can be used to borrow in the local currencies that can effectively hedge the exchange rate risk resulting from foreign currencies weakening in relation to the U.S. dollar.

     The Company's holdings and positions in market risk sensitive instruments do not subject the Company to material risk exposures.

Adoption of the Euro

     A segment of the global business system implementation is devoted to changes necessary to deal with the introduction of a European single currency (the Euro). The transition period for implementation is January 1, 1999 through January 1, 2002.

     The Company does not expect that introduction and use of the Euro will result in any material increase in costs.

Forward-Looking Statements

     Except for the historical statements and discussions contained herein, statements contained in this report relate to future events that are subject to risks and uncertainties, such as: competition, changing market and economic conditions, currency fluctuations, changes in laws and regulations, the Company's ability to effectively implement and manage its information technology programs, including the Year 2000 project, and other factors discussed in the report and in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from any projections contained herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are set in the accompanying index on page 15 of this filing and are presented in pages 16-33.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

     None.

                                   PART III

     Information required by Part III with respect to Directors and Executive Officers of the registrant, except as set forth under the title "Executive Officers of the Registrant" which is included on page 12, (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), and Certain Relationships and Related Transactions (Item
13) is to be included in a definitive proxy statement filed by the registrant not later than 120 days after the close of its fiscal year and such proxy statement, when filed, is incorporated herein by reference.

ITEM 10
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
                                                 Served as an           Business Experience
      Name/Office                Age          Officer Since (1)         During Last 5 Years
------------------------   ----------------   -----------------   --------------------------------
Terence E. Adderley              65                  1961         Served as officer of registrant.
Chairman, President and Chief
  Executive Officer

Carl T. Camden                   44                  1995         Served as officer of registrant
Executive Vice President                                          since April, 1995.  From 1993
                                                                  served as Senior Vice President
                                                                  at Key Corp., the parent of Key
                                                                  Bank and Society Bank Groups.

William K. Gerber                45                  1998         Served as officer of registrant
Senior Vice President and                                         since April, 1998.  Prior
  Chief Financial Officer                                         thereto, served as
                                                                  Vice President of Finance
                                                                  at The Limited, Inc.

George M. Reardon                51                  1998         Served as officer of registrant.
Senior Vice President,                                            since June, 1998.  From 1994,
  General Counsel and                                             served in private practice in
  Secretary                                                       Houston, Texas.  Prior thereto,
                                                                  served as Vice President,
                                                                  General Counsel and Corporate
                                                                  Secretary at The Talent Tree
                                                                  Corporation.

Robert E. Thompson               56                  1982         Served as officer of registrant.
Executive Vice President

Tommi A. White                   48                  1993         Served as officer of registrant.
Executive Vice President


(1)  Each officer serves continuously until termination of employment or removal by the Board of
     Directors.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial statements -

          Report of Independent Accountants

          Balance Sheets at January 3, 1999, December 28, 1997 and
            December 29, 1996

          Statements of Earnings for the three fiscal years ended
            January 3, 1999

          Statements of Cash Flows for the three fiscal years ended
            January 3, 1999

          Statements of Stockholders' Equity for the three fiscal years ended January 3, 1999

          Notes to Financial Statements

     (2)  Financial Statement Schedule -

          For the three fiscal years ended January 3, 1999:

            Schedule II - Valuation Reserves

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 34 which is incorporated herein by reference.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at January 3, 1999.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 34 of this filing.

(d) The Index to Financial Statements and Supplemental Schedule is included following the signatures beginning at page 15 of this filing.

                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1999              KELLY SERVICES, INC.
                                        Registrant
                                   By  /s/ W. K. Gerber
                                       ---------------------------------------
                                           W. K. Gerber
                                           Senior Vice President and
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 1999                   *  T. E. Adderley
                                       --------------------------------------
                                           T. E. Adderley
                                           Chairman, President, Chief Executive
                                             Officer and Director
                                           (Principal Executive Officer)

Date:  March 31, 1999                   *  C. V. Fricke
                                       --------------------------------------
                                           C. V. Fricke
                                           Director

Date:  March 31, 1999                   *  M. A. Fay, O.P.
                                       --------------------------------------
                                           M. A. Fay, O.P.
                                           Director

Date:  March 31, 1999                   *  V. G. Istock
                                       --------------------------------------
                                           V. G. Istock
                                           Director

Date:  March 31, 1999                   *  B. J. White
                                       --------------------------------------
                                           B. J. White
                                           Director

Date:  March 31, 1999                  /s/ W. K. Gerber
                                       --------------------------------------
                                           W. K. Gerber
                                           Senior Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

Date:  March 31, 1999             *By  /s/ W. K. Gerber
                                       --------------------------------------
                                           W. K. Gerber
                                           Attorney-in-Fact

                       INDEX TO FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULE

                     Kelly Services, Inc. and Subsidiaries



                                                            Page Reference
                                                             in Report on
                                                               Form 10-K
                                                            --------------

Report of Independent Accountants                                  16

Balance Sheets at January 3, 1999, December 28, 1997
  and December 29, 1996                                            17

Statements of Earnings for the three fiscal years ended
  January 3, 1999                                                  18

Statements of Cash Flows for the three fiscal years ended
  January 3, 1999                                                  19

Statements of Stockholders' Equity for the three fiscal
  years ended January 3, 1999                                      20

Notes to Financial Statements                                   21 - 32


Financial Statement Schedule -

  Schedule II - Valuation Reserves                                 33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Kelly Services, Inc.


In our opinion, the accompanying financial statements as listed in Item 14(a) 1 and 2 of this Form 10-K present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 3, 1999, December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Detroit, Michigan
January 28, 1999

                                         -17-

                                    BALANCE SHEETS
                        Kelly Services, Inc. and Subsidiaries
                                                     1998         1997         1996
                                                  ----------   ----------   ----------
                                                      (In thousands of dollars)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . .    $  59,799    $  76,690    $  33,408
  Short-term investments . . . . . . . . . . .       12,069       67,301       28,035
  Accounts receivable, less allowances of
    $13,035, $12,375 and $8,320, respectively       584,653      572,134      554,025
  Prepaid expenses and other current assets. .       15,012       12,892       12,883
  Deferred taxes . . . . . . . . . . . . . . .       48,343       41,955       30,235
                                                  ----------   ----------   ----------
       Total current assets. . . . . . . . . .      719,876      770,972      658,586

Property and Equipment
  Land and buildings . . . . . . . . . . . . .       44,135       44,405       43,748
  Equipment, furniture and leasehold
    improvements . . . . . . . . . . . . . . .      179,707      130,472      118,737
  Accumulated depreciation . . . . . . . . . .      (77,491)     (62,144)     (64,763)
                                                  ----------   ----------   ----------
       Total property and equipment. . . . . .      146,351      112,733       97,722

Intangibles and Other Assets . . . . . . . . .       98,020       83,524       82,571
                                                  ----------   ----------   ----------
Total Assets . . . . . . . . . . . . . . . . .    $ 964,247    $ 967,229    $ 838,879
                                                  ==========   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings. . . . . . . . . . . .    $  47,629    $  54,958    $  41,616
  Accounts payable . . . . . . . . . . . . . .       79,089       60,408       48,111
  Payroll and related taxes  . . . . . . . . .      195,670      197,092      151,769
  Accrued insurance. . . . . . . . . . . . . .       66,830       61,077       53,119
  Income and other taxes . . . . . . . . . . .       37,265       33,865       27,365
                                                  ----------   ----------   ----------
       Total current liabilities . . . . . . .      426,483      407,400      321,980

Stockholders' Equity
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,540,770
      in 1998, 36,537,584 in 1997 and 36,526,431
      in 1996  . . . . . . . . . . . . . . . .       36,541       36,538       36,527
    Class B common stock, shares issued 3,575,096
      in 1998, 3,578,282 in 1997 and 3,589,435
      in 1996  . . . . . . . . . . . . . . . .        3,575        3,578        3,589
  Treasury stock, at cost
    Class A common stock, 4,301,321 shares in 1998,
      1,947,156 in 1997 and 2,051,038 in 1996.      (81,669)      (6,029)      (6,012)
    Class B common stock, 7,767 shares in 1998
      and 5,830 in 1997 and 1996 . . . . . . .         (248)        (185)        (185)
  Paid-in capital. . . . . . . . . . . . . . .       14,844       10,980        8,265
  Earnings invested in the business. . . . . .      572,517      522,039      474,409
  Accumulated foreign currency adjustments . .       (7,796)      (7,092)         306
                                                  ----------   ----------   ----------
       Total stockholders' equity. . . . . . .      537,764      559,829      516,899
                                                  ----------   ----------   ----------
Total Liabilities and Stockholders' Equity . .    $ 964,247    $ 967,229    $ 838,879
                                                  ==========   ==========   ==========

See accompanying Notes to Financial Statements.

                                               -18-

                                      STATEMENTS OF EARNINGS
                              Kelly Services, Inc. and Subsidiaries
                                                             (1)
                                                         1998            1997            1996
                                                     ------------    ------------    ------------
                                                 (In thousands of dollars except per share items)

Sales of services. . . . . . . . . . . . . . . .     $ 4,092,251     $ 3,852,935     $ 3,302,303

Cost of services . . . . . . . . . . . . . . . .       3,360,976       3,171,589       2,689,523
                                                     ------------    ------------    ------------
Gross profit . . . . . . . . . . . . . . . . . .         731,275         681,346         612,780

Selling, general and administrative expenses . .         590,659         545,582         491,828
                                                     ------------    ------------    ------------
Earnings from operations . . . . . . . . . . . .         140,616         135,764         120,952

Interest income, net . . . . . . . . . . . . . .           2,999           1,216           1,957
                                                     ------------    ------------    ------------
Earnings before income taxes . . . . . . . . . .         143,615         136,980         122,909

Income taxes . . . . . . . . . . . . . . . . . .          58,900          56,200          49,900
                                                     ------------    ------------    ------------
Net earnings . . . . . . . . . . . . . . . . . .     $    84,715     $    80,780     $    73,009
                                                     ============    ============    ============

Basic earnings per share . . . . . . . . . . . .           $2.24           $2.12           $1.92

Diluted earnings per share . . . . . . . . . . .           $2.23           $2.12           $1.91

Dividends per share  . . . . . . . . . . . . . .           $ .91           $ .87           $ .83

Average shares outstanding (thousands):
  Basic  . . . . . . . . . . . . . . . . . . . .          37,745          38,099          38,043
  Diluted  . . . . . . . . . . . . . . . . . . .          37,945          38,191          38,133


See accompanying Notes to Financial Statements.
(1)  Fiscal year included 53 weeks.

                                           -19-

                                STATEMENTS OF CASH FLOWS
                          Kelly Services, Inc. and Subsidiaries

                                                            (1)
                                                        1998           1997           1996
                                                     ---------      ---------      ---------
                                                           (In thousands of dollars)
Cash flows from operating activities
  Net earnings . . . . . . . . . . . . . . . . . .   $ 84,715       $ 80,780       $ 73,009
  Noncash adjustments:
    Depreciation and amortization. . . . . . . . .     28,865         28,341         26,136
    Changes in certain working capital components.      5,060         38,714       (112,763)
                                                     ---------      ---------      ---------
      Net cash from operating activities . . . . .    118,640        147,835        (13,618)


Cash flows from investing activities
  Capital expenditures . . . . . . . . . . . . . .    (59,213)       (39,731)       (36,548)
  Short-term investments . . . . . . . . . . . . .     55,232        (39,266)        46,702
  Increase in intangibles and other assets . . . .    (17,215)        (8,446)       (10,694)
                                                     ---------      ---------      ---------
      Net cash from investing activities . . . . .    (21,196)       (87,443)          (540)


Cash flows from financing activities
  (Decrease) increase in short-term borrowings . .     (7,329)        13,342         25,154
  Dividend payments. . . . . . . . . . . . . . . .    (34,237)       (33,150)       (31,579)
  Exercise of stock options and restricted stock
    awards . . . . . . . . . . . . . . . . . . . .      3,180          2,698          1,180
  Purchase of treasury stock . . . . . . . . . . .    (75,949)             -              -
                                                     ---------      ---------      ---------
      Net cash from financing activities . . . . .   (114,335)       (17,110)        (5,245)


Net change in cash and equivalents . . . . . . . .    (16,891)        43,282        (19,403)
Cash and equivalents at beginning of year. . . . .     76,690         33,408         52,811
                                                     ---------      ---------      ---------

Cash and equivalents at end of year. . . . . . . .   $ 59,799       $ 76,690       $ 33,408
                                                     =========      =========      =========

See accompanying Notes to Financial Statements.
(1)  Fiscal year included 53 weeks.


                                           -20-

                            STATEMENTS OF STOCKHOLDERS' EQUITY
                           Kelly Services, Inc. and Subsidiaries
                                                            (1)
                                                        1998          1997          1996
                                                      ---------     ---------     ---------
                                                           (In thousands of dollars)
Capital Stock
  Class A common stock
    Balance at beginning of year . . . . . . . .      $ 36,538      $ 36,527      $ 36,512
    Conversions from Class B . . . . . . . . . .             3            11            15
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        36,541        36,538        36,527
  Class B common stock
    Balance at beginning of year . . . . . . . .         3,578         3,589         3,604
    Conversions to Class A . . . . . . . . . . .            (3)          (11)          (15)
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .         3,575         3,578         3,589
Treasury Stock
  Class A common stock
    Balance at beginning of year . . . . . . . .        (6,029)       (6,012)       (6,142)
    Treasury stock issued for acquisition  . . .           102             -             -
    Purchase of treasury stock . . . . . . . . .       (75,886)            -             -
    Exercise of stock options and restricted
      stock awards . . . . . . . . . . . . . . .           144           (17)          130
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .       (81,669)       (6,029)       (6,012)
  Class B common stock
    Balance at beginning of year . . . . . . . .          (185)         (185)         (185)
    Purchase of treasury stock . . . . . . . . .           (63)            -             -
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .          (248)         (185)         (185)
Paid-in Capital
    Balance at beginning of year . . . . . . . .        10,980         8,265         7,215
    Treasury stock issued for acquisition. . . .           828             -             -
    Exercise of stock options and restricted
      stock awards . . . . . . . . . . . . . . .         3,036         2,715         1,050
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        14,844        10,980         8,265
Earnings Invested in the Business
    Balance at beginning of year . . . . . . . .       522,039       474,409       432,979
    Net earnings . . . . . . . . . . . . . . . .        84,715        80,780        73,009
    Cash dividends . . . . . . . . . . . . . . .       (34,237)      (33,150)      (31,579)
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .       572,517       522,039       474,409
Accumulated Foreign Currency Adjustments
    Balance at beginning of year . . . . . . . .        (7,092)          306         2,121
    Equity adjustment for foreign currency . . .          (704)       (7,398)       (1,815)
                                                      ---------     ---------     ---------
    Balance at end of year . . . . . . . . . . .        (7,796)       (7,092)          306
                                                      ---------     ---------     ---------
Stockholders' Equity at end of year. . . . . . .      $537,764      $559,829      $516,899
                                                      =========     =========     =========
Comprehensive Income
    Net earnings . . . . . . . . . . . . . . . .      $ 84,715      $ 80,780      $ 73,009
    Other comprehensive income - Foreign
      currency adjustments . . . . . . . . . . .          (704)       (7,398)       (1,815)
                                                      ---------     ---------     ---------
    Comprehensive income . . . . . . . . . . . .      $ 84,011      $ 73,382      $ 71,194
                                                      =========     =========     =========

See accompanying Notes to Financial Statements.
(1)  Fiscal year included 53 weeks.

                         NOTES TO FINANCIAL STATEMENTS
                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company's fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 3, 1999 (1998), December 28, 1997 (1997) and December 29, 1996 (1996).

     The financial statements consolidate the accounts and operations of the Company and its subsidiaries, all of which are wholly owned, after elimination of all intercompany accounts and transactions.

     The Company divides its operations into three segments: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives and (3) International. The accounts of the Company's foreign operations are translated at appropriate rates of exchange. Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates with the effects of these translation adjustments being reported as a separate component of accumulated other comprehensive income in stockholders' equity.

     Foreign operations are conducted in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Puerto Rico, Russia, Spain, Switzerland and the United Kingdom. Refer to the Segment Disclosures footnote for additional information.

     Revenue from sales of services is recognized as services are provided by the temporary, contract or leased employees. Revenue from permanent placement fees is recognized at the time the permanent placement candidate begins full-time services.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

     Certain prior year amounts have been reclassified to conform with the current presentation.

2.   CURRENT ASSETS
     Cash and equivalents are stated at cost, which approximates market. Included are highly liquid debt instruments with original maturities of three months or less.

     Short-term investments are debt instruments having original maturities of more than three months and are classified as available for sale. Of these investments, federal, state and local government obligations comprised approximately 80% in 1998, 70% in 1997 and 90% in 1996. Short-term investments due within one year totaled $64,000 in 1997 with the balance due within two years. The entire short-term investments balance in 1998 and 1996 was due within one year. The difference between carrying amounts and market was not material at January 3, 1999, December 28, 1997 and December 29, 1996.

                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     Interest income was $6,206, $4,390 and $4,204, respectively, for the years 1998, 1997 and 1996.

3.   SUPPLEMENTAL CASH FLOW INFORMATION
     Changes in certain working capital components, as disclosed in the statements of cash flows, for the years 1998, 1997 and 1996 were as follows:
                                  1998           1997            1996
                              ------------   ------------    ------------
Increase in accounts
  receivable . . . . . . .    $   (13,355)   $   (27,494)    $  (158,596)
Increase in prepaid
  expenses and other
  current assets . . . . .         (2,287)        (1,502)         (2,884)
Increase in deferred
  taxes  . . . . . . . . .         (6,389)       (11,732)         (7,044)
Increase in accounts
  payable. . . . . . . . .         19,003         16,069          12,325
Increase (decrease) in
  payroll and related
  taxes. . . . . . . . . .         (1,224)        47,345          33,188
Increase in accrued
  insurance. . . . . . . .          5,755          7,981           1,819
Increase in income and
  other taxes  . . . . . .          3,557          8,047           8,429
                              ------------   ------------    ------------
Total. . . . . . . . . . .    $     5,060    $    38,714     $  (112,763)
                              ============   ============    ============

     Cash flows from short-term investments for 1998, 1997 and 1996 were as follows:
                                  1998           1997            1996
                              ------------   ------------    ------------
Sales/Maturities . . . . .    $ 1,645,815    $ 1,749,954     $ 1,229,408
Purchases  . . . . . . . .     (1,590,583)    (1,789,220)     (1,182,706)
                              ------------   ------------    ------------
Total  . . . . . . . . . .    $    55,232    $   (39,266)    $    46,702
                              ============   ============    ============

4.   PROPERTY AND EQUIPMENT
     Properties are stated at cost and include expenditures for additions and major improvements. Fully depreciated assets are eliminated from the accounts. For financial reporting purposes, assets are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 15 to 45 years for land improvements, buildings and building improvements, 5 years for equipment, furniture and leasehold improvements and 3 to 12 years for computer hardware and software. Depreciation expense was $25,400 for 1998, and $22,900 for 1997 and 1996.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum lease commitments as of January 3, 1999:

                    Fiscal year:
                    1999 . . . . . .   $   37,600
                    2000 . . . . . .       30,300
                    2001 . . . . . .       22,800
                    2002 . . . . . .       16,000
                    2003 . . . . . .       10,000
                    Later years. . .       18,700
                                       -----------
                    Total. . . . . .   $  135,400
                                       ===========

     Lease expense for 1998, 1997 and 1996 amounted to $38,600, $35,900 and $32,900, respectively.

5.   INTANGIBLES AND OTHER ASSETS
     Intangibles and other assets include goodwill of $64,100, $56,000 and $58,000 at year-ends 1998, 1997 and 1996, respectively. Goodwill, which represents the excess of cost over net assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization of goodwill at 1998, 1997 and 1996 was $6,900, $5,300 and $4,200, respectively.

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

6.   CAPITALIZATION
     The authorized capital stock of the Company is 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. Class A shares have no voting rights and are not convertible. Class B shares have voting rights and are convertible into Class A shares on a share-for-share basis at any time. Both classes of stock have identical rights in the event of liquidation.

     On September 29, 1998 and November 24, 1998, the Company repurchased 1,500,000 and 1,000,000 shares of its Class A common stock, respectively, in negotiated transactions from the William R. Kelly Trust. The total value of the Class A shares repurchased was $75,886. In addition, the Company repurchased 1,937 Class B shares at a total cost of $63.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

7.   EARNINGS PER SHARE
     The reconciliations of earnings per share computations for the fiscal years 1998, 1997 and 1996 were as follows:
                                           1998         1997         1996
                                        ----------   ----------   ----------

Net earnings . . . . . . . . . . . .    $  84,715    $  80,780    $  73,009
                                        ==========   ==========   ==========
Determination of shares (thousands):
Weighted average common shares
 outstanding . . . . . . . . . . . .       37,745       38,099       38,043
Effect of dilutive securities:
 Stock options . . . . . . . . . . .           90           61           36
 Restricted and performance awards .          110           31           54
                                        ---------    ---------    ---------
Weighted average common
 shares outstanding - assuming
 dilution  . . . . . . . . . . . . .       37,945       38,191       38,133
                                        ==========   ==========   ==========

Earnings per share - basic . . . . .    $    2.24    $    2.12    $    1.92

Earnings per share - assuming dilution  $    2.23    $    2.12    $    1.91

Stock options to purchase 458,000, 423,000 and 618,000 shares of common stock at a weighted average price per share of $35.17, $31.02 and $30.46 were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and was anti-dilutive.

8.   SHORT-TERM BORROWINGS
     Short-term borrowings of $47,629, $54,958 and $41,616 were outstanding at year-ends 1998, 1997 and 1996, respectively. Weighted average interest rates were 5.3%, 7.8% and 6.8% at year ends 1998, 1997 and 1996, respectively. Interest expense and payments related to the short-term borrowings for 1998, 1997 and 1996 were as follows:

                                           1998         1997         1996
                                        ----------   ----------   ----------

Interest expense . . . . . . . . . .    $   3,207    $   3,174    $   2,247
Interest payments. . . . . . . . . .        3,956        2,174        2,100

     During the fourth quarter of 1998 the Company entered into a committed $100 million, five year multi-currency revolving credit facility to be used to fund working capital, acquisitions, and for general corporate purposes. The interest rate applicable to borrowings under the line of credit is 20

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. All of the borrowings are foreign currency denominated and support the Company's international working capital position. The carrying amounts of the Company's borrowings under the lines of credit described above approximate their fair value.

9.   RETIREMENT BENEFITS
     The Company provides a qualified defined contribution plan covering substantially all full-time employees, except officers and certain other management employees. Upon approval by the Board of Directors, a contribution based on eligible wages is funded annually. The plan offers a savings feature with Company matching contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.

     A nonqualified benefit plan is provided for officers and certain other management employees. Upon approval by the Board of Directors, a contribution based on eligible wages is set aside annually. This plan also includes provisions for salary deferrals and Company matching contributions.

     Amounts provided for retirement benefits totaled $7,000 in 1998, $6,300 in 1997 and $4,900 in 1996.

10.  INCOME TAXES
     Pretax income for the years 1998, 1997 and 1996 was taxed under the following jurisdictions:
                                  1998           1997            1996
                               ----------     ----------      ----------
Domestic . . . . . . . . . .   $ 134,731      $ 129,533       $ 113,048
Foreign. . . . . . . . . . .       8,884          7,447           9,861
                               ----------     ----------      ----------
Total. . . . . . . . . . . .   $ 143,615      $ 136,980       $ 122,909
                               ==========     ==========      ==========

     The provision for income taxes was as follows:

                                  1998           1997            1996
                               ----------     ----------      ----------
Current tax expense:
  U.S. federal . . . . . . .   $  47,599      $  52,517       $  43,608
  U.S. state and local . . .      12,000         10,715           9,340
  Foreign. . . . . . . . . .       5,802          4,405           3,870
                               ----------     ----------      ----------
  Total current. . . . . . .      65,401         67,637          56,818
Total deferred
  (primarily U.S.) . . . . .      (6,501)       (11,437)         (6,918)
                               ----------     ----------      ----------
Total provision. . . . . . .   $  58,900      $  56,200       $  49,900
                               ==========     ==========      ==========

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     Deferred tax assets (liabilities) are comprised of the following:
                                  1998           1997            1996
                               ----------     ----------      ----------
Depreciation and
  amortization . . . . . . .   $  (5,307)     $  (5,604)      $  (4,123)
Employee compensation
  and benefit plans. . . . .      22,845         19,143          12,839
Workers' compensation. . . .      22,428         19,811          17,688
Loss carryforwards . . . . .       3,453          2,946           1,671
Other, net . . . . . . . . .       7,987          8,322           2,638
Valuation allowance  . . . .      (3,063)        (2,663)           (478)
                               ----------     ----------      ----------
Total deferred tax assets. .      48,343         41,955          30,235
Total deferred tax
  liabilities. . . . . . . .      (1,279)        (1,363)         (1,067)
                               ----------     ----------      ----------
Total. . . . . . . . . . . .   $  47,064      $  40,592       $  29,168
                               ==========     ==========      ==========

     The differences between income taxes for financial reporting purposes and the U.S. statutory rate are as follows:

                                  1998           1997            1996
                               ----------     ----------      ----------
Income tax based on
  statutory rate . . . . . .       35.0 %         35.0 %          35.0 %
State income taxes,
  net of federal benefit . .        5.4            5.1             4.9
Other, net . . . . . . . . .        0.6            0.9             0.7
                               ----------     ----------      ----------
Total. . . . . . . . . . . .       41.0 %         41.0 %          40.6 %
                               ==========     ==========      ==========

     The Company has loss carryforwards at January 3, 1999 totaling $3,453 which expire as follows:

                          Year            Amount
                    ----------------   -----------
                    2001 . . . . . .   $      743
                    2002 . . . . . .          267
                    2003 . . . . . .        1,217
                    2004 . . . . . .          221
                    2005 . . . . . .          352
                    2006-2008. . . .          174
                    No expiration. .          479
                                       -----------
                    Total. . . . . .   $    3,453
                                       ===========

     A valuation allowance of $3,063 has been recorded against the loss carryforwards.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     Provision has not been made for U.S. or additional foreign income taxes on an estimated $5,400 of undistributed earnings of foreign subsidiaries which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

     The Company paid income taxes of $65,700 in 1998, $64,300 in 1997 and $46,500 in 1996.

11.  PERFORMANCE INCENTIVE PLAN
     Under the 1992 Performance Incentive Plan as amended and restated in 1996 (the "Plan"), the Company may grant stock options (both incentive and nonqualified), Stock Appreciation Rights (SARs), restricted awards and performance awards to key employees utilizing the Company's Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term to exceed 10 years. The Plan provides that the maximum number of shares available for grants is 7-1/2 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at the end of 1998, 1997 and 1996 were 1,213,000, 1,149,000 and 1,394,000, respectively.

     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. If compensation cost had been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced by $1,135, $809 and $497 for 1998, 1997 and 1996, respectively; basic earnings per share would have been reduced by $.03 in 1998, $.02 in 1997 and $.01 in 1996; and diluted earnings per share would have been reduced by $.03 in 1998 and 1997 and $.01 in 1996.

     Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

     The fair value of each option included in the following tables is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 3.0 percent in all three years, expected volatility of 31, 30 and 31 percent, risk-free interest rates of 5.3, 5.9 and 5.7 percent and expected lives of six years in 1998 and seven years in 1997 and 1996.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     A summary of the status of stock option grants under the Plan as of January 3, 1999, December 28, 1997 and December 29, 1996, and changes during the years ended on those dates, is presented as follows:

                                                            Weighted Avg.
                                          Options          Exercise Price
                                        ----------        ---------------

1998:
Outstanding at beginning of year. .     1,160,000              $28.68
Granted . . . . . . . . . . . . . .       448,000               35.16
Exercised . . . . . . . . . . . . .      (104,000)              28.15
Cancelled . . . . . . . . . . . . .      (174,000)              29.67
                                        ----------
Outstanding at end of year. . . . .     1,330,000              $30.78
                                        ==========
Options exercisable at year end . .       404,000              $28.07
Weighted average fair value of
  options granted during the year .        $10.06

1997:
Outstanding at beginning of year. .     1,022,000              $28.69
Granted . . . . . . . . . . . . . .       434,000               28.50
Exercised . . . . . . . . . . . . .       (90,000)              27.76
Cancelled . . . . . . . . . . . . .      (206,000)              28.72
                                        ----------
Outstanding at end of year. . . . .     1,160,000              $28.68
                                        ==========
Options exercisable at year end . .       280,000              $27.70
Weighted average fair value of
  options granted during the year .         $8.69

1996:
Outstanding at beginning of year. .       697,000              $27.36
Granted . . . . . . . . . . . . . .       457,000               30.55
Exercised . . . . . . . . . . . . .       (21,000)              25.82
Cancelled . . . . . . . . . . . . .      (111,000)              28.61
                                        ----------
Outstanding at end of year. . . . .     1,022,000              $28.69
                                        ==========
Options exercisable at year end . .       260,000              $27.10
Weighted average fair value of
  options granted during the year .         $9.46

/TABLE

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     The following table summarizes information about options outstanding at
January 3, 1999:
                                             Weighted
                                              Average          Weighted
   Range of               Amount             Remaining          Average
   Exercise            Outstanding              Life           Exercise
    Prices             as of 1/3/99           (Years)            Price
-------------          ------------          ---------          --------
$24.50-28.00              250,000                5.60            $26.46
$28.01-29.00              302,000                8.13             28.18
$29.01-34.50              359,000                7.00             30.71
$34.51-35.00              314,000                9.18             34.94
$35.01-38.50              105,000                9.25             36.27
                       -----------           ---------          --------
$24.50-38.50            1,330,000                7.69            $30.78
                       ===========           =========          ========

     As of January 3, 1999, no SARs have been granted under the Plan. Restricted awards are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. Restricted awards totaling 14,500, 38,900 and 2,400 shares were granted under the Plan during 1998, 1997 and 1996, respectively. The weighted average grant date price of such awards was $35.64, $29.58 and $27.38 for 1998, 1997 and 1996,
respectively. Restricted awards outstanding totaled 36,200, 52,800 and 55,700 shares at year-ends 1998, 1997 and 1996, respectively, and have a weighted average remaining life of 2.5 years at January 3, 1999.

     Under the Plan, performance awards may be granted to senior executive officers, the payout of which is determined by the degree of attainment of objectively determinable performance goals over the established relevant performance period. Performance awards totaling 51,500, 44,500 and 42,000 shares were granted under the Plan during 1998, 1997 and 1996, respectively. The weighted average grant date prices of such awards were $34.94, $28.06 and $29.75 for 1998, 1997 and 1996, respectively. Unearned performance awards outstanding at year-ends 1998, 1997 and 1996 were 115,200, 76,300 and 38,500, respectively, and have a weighted average remaining life of 1.1 years at January 3, 1999. Total compensation cost recognized for restricted and performance awards was $2,000, $1,400 and $1,300 for 1998, 1997 and 1996,
respectively.

12.  CONTINGENCIES
     The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at January 3, 1999 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at January 3, 1999.

                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)



13.  SEGMENT DISCLOSURES
     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. Prior years' segment information has been restated to present the Company's reportable segments. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by segment. The Company's reportable segments are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives
(PTSA) and (3) International.

     The following table presents information about the reported operating income of the Company for the fiscal years 1998, 1997 and 1996. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

                                          1998          1997         1996
                                       -----------   -----------  -----------
Sales:
U. S. Commercial Staffing. . . . . .   $2,535,600    $2,452,000   $2,172,600
PTSA . . . . . . . . . . . . . . . .      591,900       546,400      418,100
International. . . . . . . . . . . .      964,800       854,500      711,600
                                       -----------   -----------  -----------
  Consolidated Total . . . . . . . .   $4,092,300    $3,852,900   $3,302,300
                                       ===========   ===========  ===========
Earnings from Operations:
U. S. Commercial Staffing. . . . . .   $  221,000    $  215,600   $  192,900
PTSA . . . . . . . . . . . . . . . .       22,500        16,000        9,700
International. . . . . . . . . . . .       29,600        20,500       21,500
Corporate. . . . . . . . . . . . . .     (132,500)     (116,300)    (103,100)
                                       -----------   -----------  -----------
  Consolidated Total . . . . . . . .   $  140,600    $  135,800   $  121,000
                                       ===========   ===========  ===========

                                     -31-

                   NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     Specified items included in segment earnings from operations for the fiscal years 1998, 1997 and 1996 were as follows:
                                           1998          1997         1996
                                       -----------   -----------  -----------
Depreciation and Amortization:
U. S. Commercial Staffing. . . . . .   $    6,237    $    7,531   $    7,826
PTSA . . . . . . . . . . . . . . . .        1,977         1,972          480
International. . . . . . . . . . . .       10,262         9,213        6,666
Corporate  . . . . . . . . . . . . .       10,389         9,625       11,164
                                       -----------   -----------  -----------
  Consolidated Total . . . . . . . .   $   28,865    $   28,341   $   26,136
                                       ===========   ===========  ===========

Interest Income:
U. S. Commercial Staffing. . . . . .   $        -    $        -   $        -
PTSA . . . . . . . . . . . . . . . .          141            57           70
International. . . . . . . . . . . .          783           492          547
Corporate  . . . . . . . . . . . . .        5,282         3,841        3,587
                                       -----------   -----------  -----------
  Consolidated Total . . . . . . . .   $    6,206    $    4,390   $    4,204
                                       ===========   ===========  ===========
Interest Expense:
U. S. Commercial Staffing. . . . . .   $        -    $        -   $        -
PTSA . . . . . . . . . . . . . . . .            -             -            -
International. . . . . . . . . . . .        3,207         2,774        2,247
Corporate  . . . . . . . . . . . . .            -           400            -
                                       -----------   -----------  -----------
  Consolidated Total . . . . . . . .   $    3,207    $    3,174   $    2,247
                                       ===========   ===========  ===========

     The following is long-lived assets information by geographic area as of the years ended 1998, 1997 and 1996:

                                           1998          1997         1996
                                       -----------   -----------  -----------
Long-Lived Assets:
Domestic . . . . . . . . . . . . . .   $  170,500    $  130,000   $  120,900
International. . . . . . . . . . . .       73,900        66,300       59,400
                                       -----------   -----------  -----------
  Total. . . . . . . . . . . . . . .   $  244,400    $  196,300   $  180,300
                                       ===========   ===========  ===========

     Long-lived assets include Property and Equipment and Intangibles and Other Assets. Long-lived assets of no single foreign country were material to the consolidated long-lived assets of the Company.

     Foreign revenue is based on the country in which the legal subsidiary is domiciled. Revenue from no single foreign country was material to the consolidated revenues of the Company.
/TABLE

                                     -32-

                           NOTES TO FINANCIAL STATEMENTS (continued)
                             Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                               First        Second         Third        Fourth
                              Quarter      Quarter        Quarter      Quarter          Year
                             ---------   -----------   -----------   -----------    -----------
                                    (In thousands of dollars except per share items)
Sales of services
  1998 . . . . . . . . .     $959,382    $1,001,286    $1,032,875    $1,098,708     $4,092,251
  1997 . . . . . . . . .      880,846       959,726     1,001,209     1,011,154      3,852,935
  1996 . . . . . . . . .      733,931       804,262       873,242       890,868      3,302,303

Cost of services
  1998 . . . . . . . . .      791,472       823,542       846,094       899,868      3,360,976
  1997 . . . . . . . . .      724,508       789,618       824,820       832,643      3,171,589
  1996 . . . . . . . . .      596,245       652,007       711,950       729,321      2,689,523

Selling, general and
 administrative
  1998 . . . . . . . . .      143,069       143,584       145,404       158,602        590,659
  1997 . . . . . . . . .      132,219       137,636       136,464       139,263        545,582
  1996 . . . . . . . . .      117,302       123,778       125,101       125,647        491,828

Net earnings
  1998 . . . . . . . . .       15,064        20,623        24,903        24,125         84,715
  1997 . . . . . . . . .       14,228        19,443        23,587        23,522         80,780
  1996 . . . . . . . . .       12,903        17,448        21,430        21,228         73,009

Basic earnings per share (1)
  1998 . . . . . . . . .          .39           .54           .65           .66           2.24
  1997 . . . . . . . . .          .37           .51           .62           .62           2.12
  1996 . . . . . . . . .          .34           .46           .56           .56           1.92

Diluted earnings per share (1)
  1998 . . . . . . . . .          .39           .54           .65           .66           2.23
  1997 . . . . . . . . .          .37           .51           .62           .61           2.12
  1996 . . . . . . . . .          .34           .46           .56           .56           1.91

Dividends per share
  1998 . . . . . . . . .          .22           .23           .23           .23            .91
  1997 . . . . . . . . .          .21           .22           .22           .22            .87
  1996 . . . . . . . . .          .20           .21           .21           .21            .83


(1) Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

                                                       -33-


                                         SCHEDULE II - VALUATION RESERVES
                                       Kelly Services, Inc. and Subsidiaries
                                                  JANUARY 3, 1999
                                             (In thousands of dollars)

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
Description
-----------

Fifty-three weeks ended January 3, 1999:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts                        $12,375         $ 7,355         $6,695          $13,035
                                                            ========        ========        =======         ========


Fifty-two weeks ended December 28, 1997:

  Reserve deducted in the balance sheet
   from the assets to which it applies -


     Allowance for doubtful accounts                        $ 8,320         $12,250         $8,195          $12,375
                                                            ========        ========        =======         ========


Fifty-two weeks ended December 29, 1996:

  Reserve deducted in the balance sheet
   from the assets to which it applies -

     Allowance for doubtful accounts                        $ 6,950         $ 5,710         $4,340          $ 8,320
                                                            ========        ========        =======         ========



                                           -34-

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

    10.1    Short-Term Incentive Plan, as amended and restated on March 23, 1998.
            (Reference is made to Exhibit 10 to the Form 10-Q for the quarterly period ended June 28, 1998, filed with the Commission in August, 1998, which is incorporated herein by reference).

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

    21      Subsidiaries of Registrant.                                              1
                                                                               (Document 2)

    23      Consent of Independent Accountants.                                      1
                                                                               (Document 3)

    24      Power of Attorney.                                                       1
                                                                               (Document 4)

    27      1998 Financial Data Schedule.                                            1
                                                                               (Document 5)