Form 10-Q
period 1999-04-04
KELLY SERVICES INC
filed 1999-05-18
CIK 55135

1

=============================================================================

                         Index to Exhibits on page 14


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 4, 1999

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-1088


                             KELLY SERVICES, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                    DELAWARE                                38-1510762
       ---------------------------------                ------------------
           (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)                Identification No.)


                999 WEST BIG BEAVER ROAD, TROY, MICHIGAN 48084
                ---------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
       days. Yes _X_    No ___

       At May 7, 1999, 32,268,706 shares of Class A and 3,566,931 shares of Class B common stock of the Registrant were outstanding.


=============================================================================

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

                    KELLY SERVICES, INC. and SUBSIDIARIES

                            STATEMENTS OF EARNINGS
                                 (UNAUDITED)
               (In thousands of dollars except per share data)


                                                  13 Weeks Ended
                                          ------------------------------
                                           April 4, 1999  March 29, 1998
                                           -------------  --------------

Sales of services                           $1,025,959     $  959,382

Cost of services                               846,828        791,472
                                            ----------     ----------

Gross profit                                   179,131        167,910

Selling, general and
  administrative expenses                      153,539        143,069
                                            ----------     ----------

Earnings from operations                        25,592         24,841

Interest income, net                               151            693
                                            ----------     ----------

Earnings before income taxes                    25,743         25,534

Income taxes                                    10,555         10,470
                                            ----------     ----------

Net earnings                                $   15,188     $   15,064
                                            ==========     ==========

Earnings per share:
  Basic                                     $      .42     $      .39
  Diluted                                          .42            .39

Average shares outstanding (thousands):
  Basic                                         35,814         38,177
  Diluted                                       35,953         38,384

Dividends per share                         $      .23     $      .22


See accompanying Notes to Financial Statements.

                    KELLY SERVICES, INC. and SUBSIDIARIES

            BALANCE SHEETS AS OF APRIL 4, 1999 AND JANUARY 3, 1999
                          (In thousands of dollars)


ASSETS                                              1999           1998
                                                 ----------     ----------
CURRENT ASSETS:                                  (UNAUDITED)
  Cash and equivalents                           $  74,379      $  59,799
  Short-term investments                            12,290         12,069
  Accounts receivable, less allowances of
    $13,575 and $13,035, respectively              589,691        584,653
  Prepaid expenses and other current assets         14,203         15,012
  Deferred taxes                                    48,658         48,343
                                                 ---------      ---------
  Total current assets                             739,221        719,876

PROPERTY AND EQUIPMENT:
  Land and buildings                                46,712         44,135
  Equipment, furniture and
    leasehold improvements                         189,797        179,707
  Accumulated depreciation                         (84,319)       (77,491)
                                                 ---------      ---------
  Total property and equipment                     152,190        146,351

INTANGIBLES AND OTHER ASSETS                       101,803         98,020
                                                 ---------      ---------

TOTAL ASSETS                                     $ 993,214      $ 964,247
                                                 =========      =========


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                          $  52,095      $  47,629
  Accounts payable                                  72,106         79,089
  Payroll and related taxes                        217,955        195,670
  Accrued insurance                                 67,816         66,830
  Income and other taxes                            43,507         37,265
                                                 ---------      ---------
  Total current liabilities                        453,479        426,483

STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value
    Class A common stock, shares
    issued 36,540,770 in 1999 and 1998              36,541         36,541
    Class B common stock, shares
    issued 3,575,096 in 1999 and 1998                3,575          3,575
  Treasury stock, at cost
    Class A common stock, 4,270,320 shares
    in 1999 and 4,301,321 in 1998                  (81,080)       (81,669)
    Class B common stock, 7,767 shares in
    1999 and 1998                                     (248)          (248)
  Paid-in capital                                   15,205         14,844
  Earnings invested in the business                579,468        572,517
  Accumulated foreign currency adjustments         (13,726)        (7,796)
                                                 ---------      ---------

  Total stockholders' equity                       539,735        537,764
                                                 ---------      ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 993,214      $ 964,247
                                                 =========      =========


See accompanying Notes to Financial Statements.

                    KELLY SERVICES, INC. AND SUBSIDIARIES

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                          (In thousands of dollars)


                                                        13 Weeks Ended
                                               -------------------------------
                                               April 4, 1999   March 29, 1998
                                               -------------   ---------------
Capital Stock
   Class A common stock
      Balance at beginning of period             $  36,541        $  36,538
      Conversions from Class B                        --                  2
                                                 ---------        ---------
      Balance at end of period                      36,541           36,540

   Class B common stock
      Balance at beginning of period                 3,575            3,578
      Conversions to Class A                          --                 (2)
                                                 ---------        ---------
      Balance at end of period                       3,575            3,576

Treasury Stock
  Class A common stock
      Balance at beginning of period               (81,669)          (6,029)
      Exercise of stock options, restricted
        stock awards and other                         589              (68)
                                                 ---------        ---------
      Balance at end of period                     (81,080)          (6,097)

  Class B common stock
      Balance at beginning of period                  (248)            (185)
      Purchase of treasury stock                      --               --
                                                 ---------        ---------
      Balance at end of period                        (248)            (185)

Paid-in Capital
      Balance at beginning of period                14,844           10,980
      Exercise of stock options, restricted
        stock awards and other                         361            1,647
                                                 ---------        ---------
      Balance at end of period                      15,205           12,627

Earnings Invested in the Business
      Balance at beginning of period               572,517          522,039
      Net earnings                                  15,188           15,064
      Cash dividends                                (8,237)          (8,400)
                                                 ---------        ---------
      Balance at end of period                     579,468          528,703

Accumulated Foreign Currency Adjustments
      Balance at beginning of period                (7,796)          (7,092)
      Equity adjustment for foreign currency        (5,930)          (1,333)
                                                 ---------        ---------
      Balance at end of period                     (13,726)          (8,425)

Stockholders' Equity at end of period            $ 539,735        $ 566,739
                                                 =========        =========

Comprehensive Income
      Net earnings                               $  15,188        $  15,064
      Other comprehensive income - Foreign
        currency adjustments                        (5,930)          (1,333)
                                                 ---------        ---------
      Comprehensive Income                       $   9,258        $  13,731
                                                 =========        =========


See accompanying Notes to Financial Statements.

                    KELLY SERVICES, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
            FOR THE 13 WEEKS ENDED APRIL 4, 1999 AND MARCH 29, 1998
                          (In thousands of dollars)


                                                       1999         1998
                                                     ---------    ---------


Cash flows from operating activities:
   Net earnings                                      $  15,188    $  15,064
   Noncash adjustments:
     Depreciation and amortization                       8,129        6,802
     Changes in certain working capital components      15,319       36,677
                                                     ---------    ---------

        Net cash from operating activities              38,636       58,543
                                                     ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                (15,224)      (7,031)
   Proceeds from sales and maturities
     of short-term investments                         298,598      409,802
   Purchases of short-term investments                (298,819)    (410,129)
   (Increase) decrease in intangibles and
     other assets                                       (3,455)       1,539
   Acquisition of company, net of cash received         (2,205)        --
                                                     ---------    ---------

        Net cash from investing activities             (21,105)      (5,819)
                                                     ---------    ---------

Cash flows from financing activities:
   (Decrease) increase in short-term borrowings          4,466       (7,100)
   Dividend payments                                    (8,237)      (8,400)
   Exercise of stock options and restricted
     stock awards                                          820        1,579
                                                     ---------    ---------

        Net cash from financing activities              (2,951)     (13,921)
                                                     ---------    ---------

Net change in cash and equivalents                      14,580       38,803
Cash and equivalents at beginning of period             59,799       76,690
                                                     ---------    ---------

Cash and equivalents at end of period                $  74,379    $ 115,493
                                                     =========    =========


See accompanying Notes to Financial Statements.

                    KELLY SERVICES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                          (In thousands of dollars)


1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 3, 1999 (the 1998 consolidated financial statements).

2. Segment Disclosures
The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported operating income of the Company for the 13-week periods ended April 4, 1999 and March 29, 1998. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.


                                            13 Weeks Ended
                                          1999           1998
                                      -----------    -----------
Sales:
U.S. Commercial Staffing              $   580,743    $   560,082
PTSA                                      198,910        182,992
International                             246,306        216,308
                                      -----------    -----------

   Consolidated Total                 $ 1,025,959    $   959,382
                                      ===========    ===========

Earnings from Operations:
U.S. Commercial Staffing              $    46,514    $    45,730
PTSA                                        9,584          7,758
International                               4,299          3,083
Corporate                                 (34,805)       (31,730)
                                      -----------    -----------

   Consolidated Total                 $    25,592    $    24,841
                                      ===========    ===========


3. Contingencies
The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at April 4, 1999 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at April 4, 1999.

                         MANAGEMENT'S DISCUSSION AND

                      ANALYSIS OF RESULTS OF OPERATIONS

                           AND FINANCIAL CONDITION

Results of Operations:
First Quarter
Sales of services in the first quarter of 1999 were $1.026 billion, an increase of 6.9% from the same period in 1998. Sales in the U.S. Commercial Staffing segment grew by 3.7%, while Professional, Technical and Staffing Alternatives (PTSA) sales grew by 8.7% compared to last year. International sales grew by 13.9% as compared to the first quarter of 1998.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 7.0% in the first quarter as compared to the same period in 1998. Direct wage costs have increased from 1998 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $179.1 million was 6.7% higher than the first quarter of 1998, and gross profit as a percentage of sales was 17.5% in 1999 and 1998. Although the total company gross profit rate was consistent with last year, a continued mix shift to larger national account customers reduced the U.S. Commercial Staffing gross profit rate slightly, which was offset by increases in gross profit rate in the International segment.

Selling, general and administrative expenses were $153.5 million in the first quarter, an increase of 7.3% over the same period in 1998. Expenses averaged 15.0% of sales as compared to 14.9% in last year's first quarter. The rate of growth of these expenses reflects spending for the year 2000 project and amortization of costs associated with the Company's information technology programs.

Earnings from operations of $25.6 million were 3.0% greater than the first quarter of 1998. Interest income (net) of $0.2 million decreased as compared to the first quarter of 1998 due to lower average cash and short-term investment balances, primarily as a result of the $76 million utilized in the fourth quarter of 1998 for the Company's share repurchase program.

Earnings before income taxes were $25.7 million, an increase of .8%, compared to pretax earnings of $25.5 million for the same period in 1998. The pretax margin was 2.5% as compared to 2.7% in last year's first quarter, due primarily to the effect of lower interest income (net) noted above. Income taxes were 41.0% of pretax income in the first quarters of 1999 and 1998.

Net earnings were $15.2 million in the first quarter of 1999, an increase of
 .8% over the first quarter of 1998. Basic and diluted earnings per share were $.42 compared to $.39 in the same period last year, a 7.7% increase. The rate of growth of earnings per share exceeded the rate of growth of net earnings as a result of the 2.5 million shares repurchased during the fourth quarter of 1998.

Financial Condition
Assets totaled $993.2 million at April 4, 1999, an increase of 3.0% over the $964.2 million at January 3, 1999. Working capital decreased $7.7 million during the three-month period. The current ratio was 1.6 at April 4, 1999 and
1.7 at January 3, 1999.

During the first three months of 1999, net cash from operating activities was $38.6 million, a decrease of 34.0% over the comparable period in 1998. This decrease resulted principally from an increase in the accounts receivable balance and a decrease in the growth of accrued liability balances. The Company's global days sales outstanding improved to 52 days in 1999, as compared to 54 days in 1998.

Capital expenditures of $15.2 million in 1999 and $7.0 million in 1998 were principally for developing new information systems.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.23 per share in the first quarter of 1999. This represents a 5% increase compared to a dividend rate of $.22 per share in the first quarter of 1998.

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

The inventory and assessment phase is 100% complete for all business areas. Remediation and testing is 100% complete for some of the Kelly business units. Overall completion is approximately 85% when all countries and business units are considered. The Company was 100% remediated of all mission-critical customer support systems at year-end 1998. Testing will continue throughout 1999 with planned completion during the third quarter of 1999. Testing teams are in place for mainframe, client server and international. The testing process includes a detailed risk assessment to determine the necessity and scope of testing. In some instances internal certification is recommended without testing, based on the risk assessment. This process will ensure resources remain focused on areas of greatest risk.

External communications and readiness assessments have been distributed to all customers, landlords, vendors, suppliers and facilities for North America. International communications and assessments were 100% complete at year-end 1998. Ongoing analysis of responses will determine follow-up action including additional contingency plans.

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

Total cost of the Year 2000 remediation project is estimated to be approximately $21 million. The total amount incurred to date is $11.1 million, of which $1 million was expended in 1997, $8 million in 1998 and $2.1 million in 1999. Approximately $5.6 million of the total cost has been incurred for remediation (code remediation, project management compliance and risk assessment), $3.5 million for testing, and the balance for contingency development.

The estimated future cost of completing the Year 2000 project is approximately $9.9 million to be incurred throughout 1999 and early 2000. Of these future costs the Company estimates approximately $2.4 million will relate to remediation, $4.5 million for testing and the balance for contingency activities. Funds for the project are budgeted separately from other Information Technology initiatives. These costs are being expensed as an element of Selling, General and Administrative expense and are funded from cash provided by operations.

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

In general, all reasonable steps have been taken or are in process to ensure operations will continue without disruption. Additionally, in the event of circumstances resulting from the failure of a third party, all reasonable steps will have been taken to ensure appropriate contingency plans exist or are being developed to minimize the impact of these failures.

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

New Accounting Standards
In the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Adoption of this standard did not have a material effect on first quarter earnings.

In the first quarter of 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires start-up activities and organization costs to be expensed as incurred. Adoption of this standard did not have a material effect on first quarter earnings.

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

Companies for which this report is filed are:

           Kelly Services, Inc. and its subsidiaries:
              Kelly Assisted Living Services, Inc.
              Kelly Properties, Inc.
              Kelly Professional and Technical Services, Inc.
              Kelly Services (Canada), Ltd.
              Kelly Services (UK), Ltd.
              Kelly Services (Ireland), Ltd.
              Kelly Services (Australia), Ltd.
              Kelly Services (New Zealand), Ltd.
              Kelly Services (Nederland), B.V.
              Kelly Services of Denmark, Inc.
              Kelly de Mexico, S.A. de C.V.
              Kelly Services Norge A.S.
              KSI Acquisition Corp.
              Kelly Staff Leasing, Inc.
              The Law Registry
              Kelly Services (Suisse) Holding S.A.
              Kelly Professional Services (France), Inc.
              Kelly Services France S.A.
              Kelly Formation S.A.R.L.
              Kelly Services Luxembourg S.A.R.L.
              Kelly Services Italia Srl
              Kelly Services Iberia Holding Company, S.L.
              Kelly Services Empleo Empresa de Trabajo Temporal, S.L.
              Kelly Services Seleccion y Formacion, S.L.
              Kelly Services CIS, Inc.
              ooo Kelly Services
              Kelly Services (societa di fornitura di lavaro temporaneo) SpA Kelly Services Interim, S.A.
              Kelly Services Deutchland GmbH
              Kelly Services Consulting GmbH
              Kelly Services Interim (Belgium) S.A., N.V.
              Kelly Services Select (Belgium) S.A., N.V.
              Kelly Services Sverige A.B.

                          PART II. OTHER INFORMATION




Item 6.        Exhibits and Reports on Form 8-K.


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



                                          KELLY SERVICES, INC.

Date:  May 18, 1999



                                          /s/ William K. Gerber
                                          ---------------------------------
                                          William K. Gerber

                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                              INDEX TO EXHIBITS
                            REQUIRED BY ITEM 601,
                                REGULATION S-K
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

10.1       Kelly Services, Inc. 1999 Non-Employee
           Directors Stock Option Plan. (Reference is made to Exhibit A to the Definitive Proxy for the fiscal year ended January 3, 1999, filed with the Commission in April, 1999, which is incorporated herein by reference).

11         Additional Earnings Per Share Information.               2

27         Financial Data Schedule for three months ended
           April 4, 1999.                                           3