Form 10-Q
period 1999-07-04
KELLY SERVICES INC
filed 1999-08-16
CIK 55135

1

=============================================================================

                         Index to Exhibits on page 16


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 4, 1999

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

      At August 6, 1999, 32,316,391 shares of Class A and 3,548,106 shares of Class B common stock of the Registrant were outstanding.



=============================================================================



                    KELLY SERVICES, INC. AND SUBSIDIARIES



                                                            Page
                                                            Number
                                                            ------
PART I.  FINANCIAL INFORMATION

           Statements of Earnings                              3

           Balance Sheets                                      4

           Statements of Stockholders' Equity                  5

           Statements of Cash Flows                            6

           Notes to Financial Statements                       7

           Management's Discussion and
           Analysis of Results of
           Operations and Financial
           Condition                                           9


PART II.  OTHER INFORMATION                                   14

           Signature                                          15

           Index to Exhibits Required by
           Item 601, Regulation S-K                           16





                            KELLY SERVICES, INC. and SUBSIDIARIES

                                    STATEMENTS OF EARNINGS
                                          (UNAUDITED)
                        (In thousands of dollars except per share data)


                                       13 Weeks Ended                26 Weeks Ended
                                ----------------------------  ----------------------------
                                July 4, 1999   June 28, 1998  July 4, 1999   June 28, 1998
                                ------------   -------------  ------------   -------------
Sales of services                $1,066,783     $1,001,286     $2,092,742     $1,960,668
Cost of services                    876,809        823,542      1,723,637      1,615,014
                                 ----------     ----------     ----------     ----------
Gross profit                        189,974        177,744        369,105        345,654

Selling, general and
  administrative expenses           154,841        143,584        308,380        286,653
                                 ----------     ----------     ----------     ----------
Earnings from operations             35,133         34,160         60,725         59,001

Interest income, net                     11            793            162          1,486
                                 ----------     ----------     ----------     ----------
Earnings before income taxes         35,144         34,953         60,887         60,487

Income taxes                         14,410         14,330         24,965         24,800
                                 ----------     ----------     ----------     ----------
Net earnings                     $   20,734     $   20,623     $   35,922     $   35,687
                                 ==========     ==========     ==========     ==========
Earnings per share:
  Basic                          $      .58     $      .54     $     1.00     $      .93
  Diluted                               .58            .54           1.00            .93

Average shares outstanding
  (thousands):
  Basic                              35,842         38,238         35,828         38,207
  Diluted                            36,002         38,497         35,973         38,449

Dividends per share              $      .24     $      .23     $      .47     $      .45

See accompanying Notes to Financial Statements.


                    KELLY SERVICES, INC. and SUBSIDIARIES

            BALANCE SHEETS AS OF JULY 4, 1999 AND JANUARY 3, 1999
                          (In thousands of dollars)


ASSETS                                                        1999           1998
                                                          -----------    -----------
CURRENT ASSETS:                                           (UNAUDITED)
  Cash and equivalents                                    $    57,936    $    59,799
  Short-term investments                                        5,710         12,069
  Accounts receivable, less allowances of
    $13,560 and $13,035, respectively                         612,803        584,653
  Prepaid expenses and other current assets                    17,989         15,012
  Deferred taxes                                               48,640         48,343
                                                          -----------    -----------
  Total current assets                                        743,078        719,876

PROPERTY AND EQUIPMENT:
  Land and buildings                                           48,446         44,135
  Equipment, furniture and
    leasehold improvements                                    206,866        179,707
  Accumulated depreciation                                    (89,909)       (77,491)
                                                          -----------    -----------
  Total property and equipment                                165,403        146,351

INTANGIBLES AND OTHER ASSETS                                  105,707         98,020
                                                          -----------    -----------

TOTAL ASSETS                                              $ 1,014,188    $   964,247
                                                          ===========    ===========


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                   $    44,865    $    47,629
  Accounts payable                                             67,503         79,089
  Payroll and related taxes                                   242,800        195,670
  Accrued insurance                                            71,232         66,830
  Income and other taxes                                       38,637         37,265
                                                          -----------    -----------
  Total current liabilities                                   465,037        426,483

STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value
    Class A common stock, shares issued 36,548,230
    in 1999 and 36,540,770 in 1998                             36,548         36,541
    Class B common stock, shares issued 3,567,636
    in 1999 and 3,575,096 in 1998                               3,568          3,575
  Treasury stock, at cost
    Class A common stock, 4,246,202 shares in 1999
    and 4,301,321 in 1998                                     (80,635)       (81,669)
    Class B common stock, 7,767 shares in 1999 and 1998          (248)          (248)
  Paid-in capital                                              15,448         14,844
  Earnings invested in the business                           591,599        572,517
  Accumulated foreign currency adjustments                    (17,129)        (7,796)
                                                          -----------    -----------

  Total stockholders' equity                                  549,151        537,764
                                                          -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 1,014,188    $   964,247
                                                          ===========    ===========

See accompanying Notes to Financial Statements.


                              KELLY SERVICES, INC. AND SUBSIDIARIES

                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                                      (In thousands of dollars)

                                                    13 Weeks Ended                 26 Weeks Ended
                                               ---------------------------   ---------------------------
                                               July 4, 1999  June 28, 1998   July 4, 1999  June 28, 1998
                                               ------------  -------------   ------------  -------------
Capital Stock
  Class A common stock
      Balance at beginning of period             $  36,541      $  36,540      $  36,541      $  36,538
      Conversions from Class B                           7              1              7              3
                                                 ---------      ---------      ---------      ---------
      Balance at end of period                      36,548         36,541         36,548         36,541

  Class B common stock
      Balance at beginning of period                 3,575          3,576          3,575          3,578
      Conversions to Class A                            (7)            (1)            (7)            (3)
                                                 ---------      ---------      ---------      ---------
      Balance at end of period                       3,568          3,575          3,568          3,575

Treasury Stock
  Class A common stock
      Balance at beginning of period               (81,080)        (6,097)       (81,669)        (6,029)
      Exercise of stock options, restricted
        stock awards and other                         445            139          1,034             71
                                                 ---------      ---------      ---------      ---------
      Balance at end of period                     (80,635)        (5,958)       (80,635)        (5,958)

  Class B common stock
      Balance at beginning of period                  (248)          (185)          (248)          (185)
      Purchase of treasury stock                      --             --             --             --
                                                 ---------      ---------      ---------      ---------
      Balance at end of period                        (248)          (185)          (248)          (185)

Paid-in Capital
      Balance at beginning of period                15,205         12,627         14,844         10,980
      Exercise of stock options, restricted
        stock awards and other                         243          1,124            604          2,771
                                                 ---------      ---------      ---------      ---------
      Balance at end of period                      15,448         13,751         15,448         13,751

Earnings Invested in the Business
      Balance at beginning of period               579,468        528,703        572,517        522,039
      Net earnings                                  20,734         20,623         35,922         35,687
      Cash dividends                                (8,603)        (8,800)       (16,840)       (17,200)
                                                 ---------      ---------      ---------      ---------
      Balance at end of period                     591,599        540,526        591,599        540,526

Accumulated Foreign Currency Adjustments
      Balance at beginning of period               (13,726)        (8,425)        (7,796)        (7,092)
      Equity adjustment for foreign currency        (3,403)        (2,533)        (9,333)        (3,866)
                                                 ---------      ---------      ---------      ---------
      Balance at end of period                     (17,129)       (10,958)       (17,129)       (10,958)
                                                 ---------      ---------      ---------      ---------

Stockholders' Equity at end of period            $ 549,151      $ 577,292      $ 549,151      $ 577,292
                                                 =========      =========      =========      =========

Comprehensive Income
      Net earnings                               $  20,734      $  20,623      $  35,922      $  35,687
      Other comprehensive income - Foreign
        currency adjustments                        (3,403)        (2,533)        (9,333)        (3,866)
                                                 ---------      ---------      ---------      ---------
      Comprehensive Income                       $  17,331      $  18,090      $  26,589      $  31,821
                                                 =========      =========      =========      =========

See accompanying Notes to Financial Statements.



                    KELLY SERVICES, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
            FOR THE 26 WEEKS ENDED JULY 4, 1999 AND JUNE 28, 1998
                          (In thousands of dollars)


                                                                    1999         1998
                                                                  ---------    ---------
Cash flows from operating activities:
   Net earnings                                                   $  35,922    $  35,687
   Noncash adjustments:
     Depreciation and amortization                                   16,066       13,808
     Changes in certain working capital components                    5,592       26,792
                                                                  ---------    ---------
        Net cash from operating activities                           57,580       76,287
                                                                  ---------    ---------
Cash flows from investing activities:
   Capital expenditures                                             (36,604)     (25,198)
   Proceeds from sales and maturities of short-term investments     489,223      814,996
   Purchases of short-term investments                             (482,864)    (840,255)
   Increase in intangibles and other assets                          (7,627)      (8,529)
   Acquisition of companies, net of cash received                    (3,275)        --
                                                                  ---------    ---------
        Net cash from investing activities                          (41,147)     (58,986)
                                                                  ---------    ---------
Cash flows from financing activities:
   Decrease in short-term borrowings                                 (2,764)      (6,305)
   Dividend payments                                                (16,840)     (17,200)
   Exercise of stock options and restricted stock awards              1,308        2,842
                                                                  ---------    ---------
        Net cash from financing activities                          (18,296)     (20,663)
                                                                  ---------    ---------
Net change in cash and equivalents                                   (1,863)      (3,362)
Cash and equivalents at beginning of period                          59,799       76,690
                                                                  ---------    ---------
Cash and equivalents at end of period                             $  57,936    $  73,328
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

2. Segment Disclosures

The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 26-week periods ended
July 4, 1999 and June 28, 1998. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

                                  13 Weeks Ended                26 Weeks Ended
                                1999           1998          1999           1998
                            -----------    -----------    -----------    -----------
Sales:
U.S. Commercial Staffing    $   595,418    $   585,244    $ 1,176,161    $ 1,146,283
PTSA                            203,646        188,619        402,556        370,654
International                   267,719        227,423        514,025        443,731
                            -----------    -----------    -----------    -----------
   Consolidated Total       $ 1,066,783    $ 1,001,286    $ 2,092,742    $ 1,960,668
                            ===========    ===========    ===========    ===========

Earnings from Operations:
U.S. Commercial Staffing    $    51,607    $    50,081    $    98,124    $    95,882
PTSA                             10,506          8,832         19,842         16,305
International                     7,320          5,288         11,618          8,371
Corporate                       (34,300)       (30,041)       (68,859)       (61,557)
                            -----------    -----------    -----------    -----------
   Consolidated Total       $    35,133    $    34,160    $    60,725    $    59,001
                            ===========    ===========    ===========    ===========

3.  Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at July 4, 1999 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at July 4, 1999.



4.  Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 26-week periods ended July 4, 1999 and June 28, 1998 were as follows:


                                          13 Weeks Ended      26 Weeks Ended
                                          1999      1998      1999      1998
                                         -------   -------   -------   -------
Net earnings                             $20,734   $20,623   $35,922   $35,687
                                         =======   =======   =======   =======
Determination of shares (thousands):
    Weighted average common
    shares outstanding                    35,842    38,238    35,828    38,207
Effect of dilutive securities:
    Stock options                             97       177        83       162
    Restricted and performance awards         63        82        62        80
                                         -------   -------   -------   -------
Weighted average common shares
    outstanding - assuming dilution       36,002    38,497    35,973    38,449
                                         =======   =======   =======   =======
Earnings per share - basic               $   .58   $   .54   $  1.00   $   .93
Earnings per share - assuming dilution   $   .58   $   .54   $  1.00   $   .93




                         MANAGEMENT'S DISCUSSION AND

                      ANALYSIS OF RESULTS OF OPERATIONS

                           AND FINANCIAL CONDITION

Results of Operations:

Second Quarter

Sales of services in the second quarter of 1999 were $1.067 billion, an increase of 6.5% from the same period in 1998. Sales in the U.S. Commercial Staffing segment grew by 1.7%, while Professional, Technical and Staffing Alternatives (PTSA) sales grew by 8.0% compared to last year. International sales grew by 17.7% as compared to the second quarter of 1998.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 6.5% in the second quarter as compared to the same period in 1998. Direct wage costs have increased from 1998 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $190.0 million was 6.9% higher than the second quarter of 1998, and gross profit as a percentage of sales was 17.8% in 1999 and 1998. Although the total company gross profit rate was consistent with last year, there was a small increase in the gross profit rate of the Company's U.S. Commercial Staffing businesses, which offset a similarly small decrease in the Company's International segment.

Selling, general and administrative expenses were $154.8 million in the second quarter, an increase of 7.8% over the same period in 1998. Expenses averaged 14.5% of sales as compared to 14.3% in last year's second quarter. The rate of growth of these expenses reflects spending for the year 2000 project and amortization of costs associated with the Company's information technology programs.

Earnings from operations of $35.1 million were 2.8% greater than the second quarter of 1998. Interest income (net) of $11 thousand decreased as compared to the second quarter of 1998. The decrease is attributable to lower cash and short-term investment balances than a year ago as a result of the $76 million utilized in the Company's share repurchase program during the fourth quarter of 1998, and a 45% increase in year-to-date capital expenditures compared to the same period in 1998.

Earnings before income taxes were $35.1 million, an increase of 0.5%, compared to pretax earnings of $35.0 million for the same period in 1998. The pretax margin was 3.3% as compared to 3.5% in last year's second quarter, due primarily to the effect of lower interest income (net) noted above. Income taxes were 41.0% of pretax income in the second quarters of 1999 and 1998.

Net earnings were $20.7 million in the second quarter of 1999, an increase of 0.5% over the second quarter of 1998. Basic and diluted earnings per share were $.58 compared to $.54 in the same period last year, a 7.4% increase. The rate of growth of earnings per share exceeded the rate of growth of net earnings as a result of the 2.5 million shares repurchased during the fourth quarter of 1998.

Year-to-Date

Sales of services totaled $2.093 billion during the first six months of 1999, an increase of 6.7% over 1998. Sales in the U.S. Commercial Staffing segment grew by 2.6%, while Professional, Technical and Staffing Alternatives (PTSA) sales grew by 8.6% compared to last year. International sales grew by 15.8% as compared to the first six months of 1998.

Cost of services of $1.724 billion was 6.7% higher than last year, reflecting volume growth and increases in payroll rates due to strong demand for labor worldwide.

Gross profit increased 6.8% in 1999 due to increased sales. The gross profit rate was 17.6% for the first six months of 1999 and 1998.



Selling, general and administrative expenses of $308.4 million were 7.6% higher than last year. The spending rate was 14.7% of sales, 0.1 percentage point above last year's rate. Expenses included the information technology investment program and year 2000 related conversion costs.

Earnings before taxes were $60.9 million, an increase of 0.7% over 1998. These earnings averaged a pretax margin of 2.9% in the first six months of 1999 compared to 3.1% in 1998. Income taxes were 41.0% of pretax earnings in the first six months of 1999 and 1998.

Net earnings were $35.9 million or 0.7% above the first six months of 1998. Basic and diluted earnings per share were $1.00, an increase of 7.5% as compared to $.93 in the first six months of 1998.

Financial Condition

Assets totaled $1.0 billion at July 4, 1999, an increase of 5.2% over the $964.2 million at January 3, 1999. Working capital decreased $15.4 million during the six-month period. The current ratio was 1.6 at July 4, 1999 and
1.7 at January 3, 1999.

During the first six months of 1999, net cash from operating activities was $57.6 million, a decrease of 24.5% from the comparable period in 1998. This decrease resulted principally from an increase in the accounts receivable balance offset by an increase in the growth of accrued liability balances. The Company's global days sales outstanding for the 26-week period were 53 days, as compared to 52 days for the same period last year.

Capital expenditures of $36.6 million in 1999 and $25.2 million in 1998 were principally for developing new information systems.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.24 per share in the second quarter of 1999. This represents a 4.3% increase compared to a dividend rate of $.23 per share in the second quarter of 1998.

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




The inventory and assessment phase is 100% complete for all business areas. Remediation and testing is 100% complete for some of the Kelly business units. Overall completion is approximately 92% when all countries and business units are considered. The Company was 100% remediated of all mission-critical customer support systems at year-end 1998. Testing will continue throughout 1999 with planned completion during the third quarter of 1999. Testing teams are in place for mainframe, client server and international. The testing process includes a detailed risk assessment to determine the necessity and scope of testing. In some instances internal certification is recommended without testing, based on the risk assessment. This process will ensure resources remain focused on areas of greatest risk.

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

Total cost of the Year 2000 remediation project is estimated to be approximately $21 million. The total amount incurred to date is $15 million, of which $1 million was expended in 1997, $8 million in 1998 and $6 million in 1999. Approximately $7 million of the total cost has been incurred for remediation (code remediation, project management compliance and risk assessment), $5 million for testing, and the balance for contingency development.

The estimated future cost of completing the Year 2000 project is approximately $6 million to be incurred throughout 1999 and early 2000. Of these future costs the Company estimates approximately $1 million will relate to remediation, $3 million for testing and the balance for contingency activities. Funds for the project are budgeted separately from other Information Technology initiatives. These costs are being expensed as an element of Selling, General and Administrative expense and are funded from cash provided by operations.

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








Companies for which this report is filed are:

            Kelly Services, Inc. and its subsidiaries:
              Kelly Assisted Living Services, Inc.
              Kelly Properties, Inc.
              Kelly Professional and Technical Services, Inc.
              Kelly Services (Canada), Ltd.
              Kelly Services (UK), Ltd.
              Kelly Services (Ireland), Ltd.
              Kelly Services (Australia), Ltd.
              Kelly Services (New Zealand), Ltd.
              Kelly Services (Nederland), B.V.
              Kelly Services of Denmark, Inc.
              Kelly de Mexico, S.A. de C.V.
              Kelly Services Norge A.S.
              KSI Acquisition Corp.
              Kelly Staff Leasing, Inc.
              The Law Registry
              Kelly Services (Suisse) Holding S.A.
              Kelly Professional Services (France), Inc.
              Kelly Services France S.A.
              Kelly Formation S.A.R.L.
              Kelly Services Luxembourg S.A.R.L.
              Kelly Services Italia Srl
              Kelly Services Iberia Holding Company, S.L.
              Kelly Services Empleo Empresa de Trabajo Temporal, S.L.
              Kelly Services Seleccion y Formacion, S.L.
              Kelly Services CIS, Inc.
              ooo Kelly Services
              Kelly Services (societa di fornitura di lavaro temporaneo) SpA Kelly Services Interim, S.A.
              Kelly Services Deutchland GmbH
              Kelly Services Consulting GmbH
              Kelly Services Interim (Belgium) S.A., N.V.
              Kelly Services Select (Belgium) S.A., N.V.
              Kelly Services Sverige A.B.
              LabStaff Pty. Ltd.




                          PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The annual meeting of stockholders of registrant was held May 10, 1999.

     (b) The nominee for director, as listed in the Company's proxy statement dated April 15, 1999, was elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

     (c) A brief description and the results of the matters voted upon at the meeting follow.

          (1)  Election of B. J. White as director:

               Shares voted "For"                                   3,512,738
               Shares voted "Withhold"                                  2,321

          (2)  Approval of 1999 Non-Employee Directors Stock Option Plan:

               Shares voted "For"                                   3,475,643
               Shares voted "Withhold"                                 38,147
               Shares voted "Abstain"                                   1,269

          (3) Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors:

               Shares voted "For"                                   3,514,334
               Shares voted "Withhold"                                    291
               Shares voted "Abstain"                                     434


Item 6.   Exhibits and Reports on Form 8-K.

     (a) See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 16 of this filing.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.




                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     KELLY SERVICES, INC.

Date:  August 13, 1999



                                     /s/ William K. Gerber
                                     William K. Gerber

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

27       Financial Data Schedule for six months ended
         July 4, 1999.                                                2