Form 10-Q
period 1999-10-03
KELLY SERVICES INC
filed 1999-11-16
CIK 55135

1

                         Index to Exhibits on page 16


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 3, 1999

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

         Yes  X      No
             ---         ---

         At November 5, 1999, 32,381,813 shares of Class A and 3,510,406 shares of Class B common stock of the Registrant were outstanding.




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






                                   KELLY SERVICES, INC. and SUBSIDIARIES

                                           STATEMENTS OF EARNINGS
                                                 (UNAUDITED)
                               (In thousands of dollars except per share data)


                                                       13 Weeks Ended               39 Weeks Ended
                                                ---------------------------- -----------------------------

                                                Oct. 3, 1999  Sept. 27, 1998  Oct. 3, 1999  Sept. 27, 1998
                                                ------------  --------------  ------------  --------------
Sales of services                                $ 1,092,002    $ 1,032,875   $ 3,184,744    $ 2,993,543

Cost of services                                     893,900        846,094     2,617,537      2,461,108
                                                 -----------    -----------   -----------    -----------

Gross profit                                         198,102        186,781       567,207        532,435

Selling, general and
  administrative expenses                            155,390        145,404       463,770        432,057
                                                 -----------    -----------   -----------    -----------

Earnings from operations                              42,712         41,377       103,437        100,378

Interest (expense) income, net                          (309)           841          (147)         2,327
                                                 -----------    -----------   -----------    -----------

Earnings before income taxes                          42,403         42,218       103,290        102,705

Income taxes                                          17,385         17,315        42,350         42,115
                                                 -----------    -----------   -----------    -----------

Net earnings                                     $    25,018    $    24,903   $    60,940    $    60,590
                                                 ===========    ===========   ===========    ===========

Earnings per share:
  Basic                                          $       .70    $       .65   $      1.70    $      1.58
  Diluted                                                .69            .65          1.69           1.58

Average shares outstanding (thousands):
  Basic                                               35,868         38,271        35,842         38,228
  Diluted                                             36,060         38,419        36,000         38,446

Dividends per share                              $       .24    $       .23   $       .71    $       .68

See accompanying Notes to Financial Statements.



                    KELLY SERVICES, INC. and SUBSIDIARIES

           BALANCE SHEETS AS OF OCTOBER 3, 1999 AND JANUARY 3, 1999
                          (In thousands of dollars)


ASSETS                                                        1999           1998
                                                          -----------    -----------
CURRENT ASSETS:                                           (UNAUDITED)
  Cash and equivalents                                    $    54,671    $    59,799
  Short-term investments                                        5,999         12,069
  Accounts receivable, less allowances of
    $14,265 and $13,035, respectively                         620,643        584,653
  Prepaid expenses and other current assets                    19,248         15,012
  Deferred taxes                                               47,583         48,343
                                                          -----------    -----------
  Total current assets                                        748,144        719,876

PROPERTY AND EQUIPMENT:
  Land and buildings                                           48,890         44,135
  Equipment, furniture and
    leasehold improvements                                    232,352        179,707
  Accumulated depreciation                                    (97,966)       (77,491)
                                                          -----------    -----------
  Total property and equipment                                183,276        146,351

INTANGIBLES AND OTHER ASSETS                                  108,010         98,020
                                                          -----------    -----------

TOTAL ASSETS                                              $ 1,039,430    $   964,247
                                                          ===========    ===========


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                   $    49,150    $    47,629
  Accounts payable                                             57,055         79,089
  Payroll and related taxes                                   246,839        195,670
  Accrued insurance                                            69,484         66,830
  Income and other taxes                                       45,983         37,265
                                                          -----------    -----------
  Total current liabilities                                   468,511        426,483

STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value
    Class A common stock, shares issued 36,559,993
    in 1999 and 36,540,770 in 1998                             36,560         36,541
    Class B common stock, shares issued 3,555,873
    in 1999 and 3,575,096 in 1998                               3,556          3,575
  Treasury stock, at cost
    Class A common stock, 4,223,840 shares in 1999
    and 4,301,321 in 1998                                     (80,211)       (81,669)
    Class B common stock, 7,767 shares in 1999 and 1998          (248)          (248)
  Paid-in capital                                              15,665         14,844
  Earnings invested in the business                           608,008        572,517
  Accumulated foreign currency adjustments                    (12,411)        (7,796)
                                                          -----------    -----------

  Total stockholders' equity                                  570,919        537,764
                                                          -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 1,039,430    $   964,247
                                                          ===========    ===========

See accompanying Notes to Financial Statements.





                                         KELLY SERVICES, INC. AND SUBSIDIARIES

                                          STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)
                                               (In thousands of dollars)


                                                                   13 Weeks Ended                   39 Weeks Ended
                                                           ------------------------------   -----------------------------

                                                            Oct. 3, 1999   Sept. 27, 1998   Oct. 3, 1999   Sept. 27, 1998
                                                           -------------   --------------   ------------   --------------
Capital Stock
   Class A common stock
      Balance at beginning of period                          $  36,548       $  36,541       $  36,541       $  36,538
      Conversions from Class B                                       12            --                19               3
                                                              ---------       ---------       ---------       ---------
      Balance at end of period                                   36,560          36,541          36,560          36,541

   Class B common stock
      Balance at beginning of period                              3,568           3,575           3,575           3,578
      Conversions to Class A                                        (12)           --               (19)             (3)
                                                              ---------       ---------       ---------       ---------
      Balance at end of period                                    3,556           3,575           3,556           3,575

Treasury Stock
   Class A common stock
      Balance at beginning of period                            (80,635)         (5,958)        (81,669)         (6,029)
      Exercise of stock options, restricted stock awards
        and other                                                   278              10           1,312              81
      Treasury stock issued for acquisition                         146             102             146             102
                                                              ---------       ---------       ---------       ---------
      Balance at end of period                                  (80,211)         (5,846)        (80,211)         (5,846)

   Class B common stock
      Balance at beginning of period                               (248)           (185)           (248)           (185)
      Purchase of treasury stock                                   --               (64)           --               (64)
                                                              ---------       ---------       ---------       ---------
      Balance at end of period                                     (248)           (249)           (248)           (249)

Paid-in Capital
      Balance at beginning of period                             15,448          13,751          14,844          10,980
      Exercise of stock options, restricted stock awards
         and other                                                  151              79             755           2,850
      Treasury stock issued for acquisition                          66             828              66             828
                                                              ---------       ---------       ---------       ---------
      Balance at end of period                                   15,665          14,658          15,665          14,658

Earnings Invested in the Business
      Balance at beginning of period                            591,599         540,526         572,517         522,039
      Net earnings                                               25,018          24,903          60,940          60,590
      Dividends                                                  (8,609)         (8,801)        (25,449)        (26,001)
                                                              ---------       ---------       ---------       ---------
      Balance at end of period                                  608,008         556,628         608,008         556,628

Accumulated Foreign Currency Adjustments
      Balance at beginning of period                            (17,129)        (10,958)         (7,796)         (7,092)
      Equity adjustment for foreign currency                      4,718           3,890          (4,615)             24
                                                              ---------       ---------       ---------       ---------
      Balance at end of period                                  (12,411)         (7,068)        (12,411)         (7,068)
                                                              ---------       ---------       ---------       ---------

Stockholders' Equity at end of period                         $ 570,919       $ 598,239       $ 570,919       $ 598,239
                                                              =========       =========       =========       =========

Comprehensive Income
      Net earnings                                            $  25,018       $  24,903       $  60,940       $  60,590
      Other comprehensive income - Foreign
        currency adjustments                                      4,718           3,890          (4,615)             24
                                                              ---------       ---------       ---------       ---------
      Comprehensive Income                                    $  29,736       $  28,793       $  56,325       $  60,614
                                                              =========       =========       =========       =========

See accompanying Notes to Financial Statements.




                         KELLY SERVICES, INC. AND SUBSIDIARIES

                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
             FOR THE 39 WEEKS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
                               (In thousands of dollars)


                                                                      1999           1998
                                                                  -----------    -----------

Cash flows from operating activities:
   Net earnings                                                   $    60,940    $    60,590
   Noncash adjustments:
     Depreciation and amortization                                     24,044         20,906
     Changes in certain working capital components                         13         18,817
                                                                  -----------    -----------

        Net cash from operating activities                             84,997        100,313
                                                                  -----------    -----------


Cash flows from investing activities:
   Capital expenditures                                               (60,621)       (39,309)
   Proceeds from sales and maturities of short-term investments       671,510      1,312,378
   Purchases of short-term investments                               (665,440)    (1,292,178)
   Increase in intangibles and other assets                            (9,195)        (5,491)
   Acquisition of companies, net of cash received                      (4,189)        (4,642)
                                                                  -----------    -----------

        Net cash from investing activities                            (67,935)       (29,242)
                                                                  -----------    -----------


Cash flows from financing activities:
   Increase/(Decrease) in short-term borrowings                         1,521        (13,015)
   Dividend payments                                                  (25,438)       (26,001)
   Exercise of stock options, restricted stock awards and other         1,727          2,931
   Purchase of treasury stock                                            --              (64)
                                                                  -----------    -----------

        Net cash from financing activities                            (22,190)       (36,149)
                                                                  -----------    -----------

Net change in cash and equivalents                                     (5,128)        34,922
Cash and equivalents at beginning of period                            59,799         76,690
                                                                  -----------    -----------


Cash and equivalents at end of period                             $    54,671    $   111,612
                                                                  ===========    ===========

See accompanying Notes to Financial Statements.




                    KELLY SERVICES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                          (In thousands of dollars)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 3, 1999 (the 1998 consolidated financial statements).

2. Segment Disclosures

The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 39-week periods ended October 3, 1999 and September 27, 1998. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

                                 13 Weeks Ended                39 Weeks Ended
                                1999          1998           1999           1998
                            -----------    -----------    -----------    -----------
Sales:
U.S. Commercial Staffing    $   571,441    $   572,204    $ 1,685,781    $ 1,668,854
PTSA                            236,285        215,179        700,662        635,466
International                   284,276        245,492        798,301        689,223
                            -----------    -----------    -----------    -----------

   Consolidated Total       $ 1,092,002    $ 1,032,875    $ 3,184,744    $ 2,993,543
                            ===========    ===========    ===========    ===========

Earnings from Operations:
U.S. Commercial Staffing    $    51,715    $    52,250    $   144,625    $   144,480
PTSA                             14,071         10,891         40,178         31,742
International                    11,359          9,559         22,963         17,915
Corporate                       (34,433)       (31,323)      (104,329)       (93,759)
                            -----------    -----------    -----------    -----------

   Consolidated Total       $    42,712    $    41,377    $   103,437    $   100,378
                            ===========    ===========    ===========    ===========

3.  Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at October 3, 1999 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at October 3, 1999.





4.  Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 39-week periods ended October 3, 1999 and September 27, 1998, were as follows:

                                          13 Weeks Ended     39 Weeks Ended

                                           1999    1998      1999      1998
                                         -------  -------   -------  -------
Net earnings                             $25,018  $24,903   $60,940  $60,590
                                         =======  =======   =======  =======

Determination of shares (thousands):
    Weighted average common
    shares outstanding                    35,868   38,271    35,842   38,228
Effect of dilutive securities:
    Stock options and other                  109       67        89      122
    Restricted and performance awards         83       81        69       96
                                         -------  -------   -------  -------
Weighted average common shares
    outstanding - assuming dilution       36,060   38,419    36,000   38,446
                                         =======  =======   =======  =======
Earnings per share - basic               $   .70  $   .65   $  1.70  $  1.58
Earnings per share - assuming dilution   $   .69  $   .65   $  1.69  $  1.58




                         MANAGEMENT'S DISCUSSION AND

                      ANALYSIS OF RESULTS OF OPERATIONS

                           AND FINANCIAL CONDITION

Results of Operations:

Third Quarter

Sales of services in the third quarter of 1999 were $1.092 billion, an increase of 5.7% from the same period in 1998. Sales in the U.S. Commercial Staffing segment were essentially flat. Continued tightness in the U.S. labor market is the principal constraint on growth in this segment. Professional, Technical and Staffing Alternatives (PTSA) sales grew by 9.8% while International sales grew by 15.8% as compared to the third quarter of 1998.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 5.7% in the third quarter as compared to the same period in 1998. Direct wage costs have increased from 1998 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $198.1 million was 6.1% higher than the third quarter of 1998, and gross profit as a percentage of sales was 18.1% in 1999 and 1998. Although the total company gross profit rate was consistent with last year, there was an increase in the gross profit rate of the Company's Professional, Technical and Staffing Alternatives businesses, which offset a small decrease in the Company's International segment.

Selling, general and administrative expenses were $155.4 million in the third quarter, an increase of 6.9% over the same period in 1998. Expenses averaged 14.2% of sales as compared to 14.1% in last year's third quarter. The rate of growth of these expenses is attributable primarily to increased depreciation associated with our 1998 and 1999 year-to-date information technology capital investments.

Earnings from operations of $42.7 million were 3.2% greater than the third quarter of 1998. Third quarter net interest expense was $309 thousand, which was a change of $1.2 million from last year's net interest income of $841 thousand. The decrease is attributable to lower cash and short-term investment balances than a year ago as a result of the $76 million utilized in the Company's share repurchase program during the fourth quarter of 1998, and a 54% increase in year-to-date capital expenditures compared to the same period in 1998.

Earnings before income taxes were $42.4 million, an increase of 0.4%, compared to pretax earnings of $42.2 million for the same period in 1998. The pretax margin was 3.9% as compared to 4.1% in last year's third quarter, due primarily to the effect of lower net interest (expense) income noted above. Income taxes were 41.0% of pretax income in the third quarters of 1999 and 1998.

Net earnings were $25.0 million in the third quarter of 1999, an increase of 0.5% over the third quarter of 1998. Diluted earnings per share were $.69 compared to $.65 in the same period last year, a 6.2% increase. The rate of growth of diluted earnings per share exceeded the rate of growth of net earnings as a result of the 2.5 million shares repurchased during the fourth quarter of 1998.

Year-to-Date

Sales of services totaled $3.185 billion during the first nine months of 1999, an increase of 6.4% over 1998. Sales in the U.S. Commercial Staffing segment grew by 1.0%, while Professional, Technical and Staffing Alternatives
(PTSA) sales grew by 10.3% compared to last year. International sales grew by 15.8% as compared to the first nine months of 1998.

Cost of services of $2.618 billion was 6.4% higher than last year, reflecting volume growth and increases in payroll rates due to strong demand for labor worldwide.

Gross profit increased 6.5% in 1999 due to increased sales. The gross profit rate was 17.8% for the first nine months of 1999 and 1998. There was a small decrease in the gross profit rate within the International segment, but the overall impact was immaterial.




Selling, general and administrative expenses of $463.8 million were 7.3% higher than last year. The spending rate was 14.6% of sales, 0.2 percentage points above last year's rate. Increased information technology systems depreciation and year 2000 related conversion costs caused the year-to-date increase in the spending rate.

Earnings before taxes were $103.3 million, an increase of 0.6% over 1998. These earnings averaged a pretax margin of 3.2% in the first nine months of 1999 compared to 3.4% in 1998. Income taxes were 41.0% of pretax earnings in the first nine months of 1999 and 1998.

Net earnings were $60.9 million or 0.6% above the first nine months of 1998. Diluted earnings per share were $1.69, an increase of 7.0% as compared to $1.58 in the first nine months of 1998.

Financial Condition

Assets totaled $1.039 billion at October 3, 1999, an increase of 7.8% over the $964.2 million at January 3, 1999. Working capital decreased $13.8 million during the nine-month period. The current ratio was 1.6 at October 3, 1999, and 1.7 at January 3, 1999.

During the first nine months of 1999, net cash from operating activities was $85.0 million, a decrease of 15.3% from the comparable period in 1998. This decrease resulted principally from an increase in the accounts receivable balance. The Company's global days sales outstanding for the 39-week period were 53 days, as compared to 54 days for the same period last year.

Capital expenditures of $60.6 million in 1999 and $39.3 million in 1998 were principally for developing new information systems.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.24 per share in the third quarter of 1999. This represents a 4.3% increase compared to a dividend rate of $.23 per share in the third quarter of 1998.

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

The Company's State of Readiness

Remediation of Year 2000 non-compliant systems was divided into the following major initiatives: mainframe, client server, domestic and international subsidiaries. The common project phases consisted of: inventory all hardware, software and embedded systems; prioritize systems based on business criticality; complete a risk assessment based on interviews with business users and subject matter experts, analysis of date functionality, and vendor documentation; test and decide to upgrade, replace or retire, as appropriate; internal certification; a return to production and business contingency planning. Compuware Corporation was selected to assist in the inventory remediation and testing process.

The inventory and assessment phase is 100% complete. Remediation and testing is 100% complete for all business critical systems in all business areas. Overall, the project is 98% complete with final testing scheduled for only legally required changes associated with tax, benefit and payroll systems. A freeze on all non-essential systems changes has been put into effect and will remain in effect until after January 15, 2000.




External communications and readiness assessments have been distributed to all customers, landlords, vendors, suppliers and facilities for North America. International communications and assessments were 100% complete at year-end 1998. Ongoing analysis of responses will determine follow-up action including additional contingency plans.

To deal with any unforeseen issues, a Business Continuity Command Center has been established and will be operational at the Company's world headquarters from December 28, 1999 through January 9, 2000. This Command Center will function as a central point of contact to manage and bring resolution to Y2K-related issues. Regional Command Centers will be set up around the world to monitor and report current business conditions as well as invoke continuity plans if needed. Plans have been established to relocate critical business groups to a continuous power site in the event of a widespread power outage.

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

Total cost of the Year 2000 remediation project is estimated to be approximately $21 million. The total amount incurred to date is $18 million, of which $1 million was expended in 1997, $8 million in 1998 and $8 million in 1999. Approximately $8 million of the total cost has been incurred for remediation (code remediation, project management compliance and risk assessment), $7 million for testing, and the balance for contingency development.

The estimated future cost of completing the Year 2000 project is approximately $3 million to be incurred in the fourth quarter of 1999 and early 2000. Of these future costs the Company estimates approximately $1 million will relate to remediation, $2 million for testing and the balance for contingency activities. Funds for the project are budgeted separately from other Information Technology initiatives. These costs are being expensed as an element of Selling, General and Administrative expense and are funded from cash provided by operations.

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




Companies for which this report is filed are:

         Kelly Services, Inc. and its subsidiaries:
            Kelly Assisted Living Services, Inc.
            Kelly Properties, Inc.
            Kelly Professional and Technical Services, Inc.
            Kelly Services (Canada), Ltd.
            Kelly Services (UK), Ltd.
            Kelly Services (Ireland), Ltd.
            Kelly Services (Australia), Ltd.
            Kelly Services (New Zealand), Ltd.
            Kelly Services (Nederland), B.V.
            Kelly Services of Denmark, Inc.
            Kelly de Mexico, S.A. de C.V.
            Kelly Services Norge A.S.
            KSI Acquisition Corp.
            Kelly Staff Leasing, Inc.
            The Law Registry
            Kelly Services (Suisse) Holding S.A.
            Kelly Professional Services (France), Inc.
            Kelly Services France S.A.
            Kelly Formation S.A.R.L.
            Kelly Services Luxembourg S.A.R.L.
            Kelly Services Italia Srl
            Kelly Services Iberia Holding Company, S.L.
            Kelly Services Empleo Empresa de Trabajo Temporal, S.L.
            Kelly Services Seleccion y Formacion, S.L.
            Kelly Services CIS, Inc.
            ooo Kelly Services
            Kelly Services (societa di fornitura di lavaro temporaneo) SpA Kelly Services Interim, S.A.
            Kelly Services Deutchland GmbH
            Kelly Services Consulting GmbH
            Kelly Services Interim (Belgium) S.A., N.V.
            Kelly Services Select (Belgium) S.A., N.V.
            Kelly Services Sverige A.B.
            LabStaff Pty. Ltd.
            HTM Group
            Interim Job S.A.R.L.





                          PART II. OTHER INFORMATION


Item 2.           Changes in Securities.

                  On November 5, 1999, Kelly Services, Inc. ("KSI"), through its wholly owned subsidiaries Kelly de Mexico, S.A. de C.V. and Kelly Properties, Inc., acquired all of the issued and outstanding shares of Manufactura de Alta Tecnologia S.A. de C.V. ("MAT"), Outsourcing de Servicios y Manufactura, S.A. de C.V. ("OSM") and QSM, S.A. de C.V. The companies are engaged in the business of providing employees on a temporary or permanent basis.

                  KSI delivered 5,188 shares of its Class A Common Stock from Treasury as part of the consideration for the shares. Subject to satisfaction of the conditions in the agreement and adjustment based on the future price of KSI Class A Common Stock and currency exchange rates, KSI will deliver up to approximately 11,000 additional shares over the next two years. The shares of KSI stock were and will be delivered pursuant to an agreement among certain KSI subsidiaries and the holders of the shares of MAT, OSM and QSM. The shares of KSI stock were issued pursuant to
                  Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The owners of the companies purchased represented that they, either alone or through their purchaser representative, have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of an investment in KSI. There were no underwriters or other distributors.


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

Date:  November 16, 1999



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

27        Financial Data Schedule for nine months ended
          October 3, 1999.                                          2