Form 10-K405
period 2000-01-02
KELLY SERVICES INC
filed 2000-03-28
CIK 55135

1

                         Index to Exhibits on page 29

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 For the
                      fiscal year ended January 2, 2000

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from               to
                                        -------------     --------------
                        Commission file number 0-1088

                             KELLY SERVICES, INC.
   -----------------------------------------------------------------------
            (Exact Name of Registrant as specified in its Charter)

        Delaware                                      38-1510762
 ------------------------                 -----------------------------------
 (State of Incorporation)                 (IRS Employer Identification Number)

 999 West Big Beaver Road, Troy, Michigan                             48084
 ----------------------------------------                          -----------
  (Address of Principal Executive Office)                           (Zip Code)

                                (248) 362-4444
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

       Securities Registered Pursuant to Section 12(b) of the Act: None

         Securities Registered Pursuant to Section 12(g) of the Act:
      Title of each class           Name of each exchange on which registered
        Class A Common                              NASDAQ/NMS
        Class B Common                              NASDAQ/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the Class B common stock, par value $1.00, the only class of the registrant's securities with voting rights, held by non-affiliates of the registrant on March 1, 2000, was $6,719,520 based upon the closing price of $23.50 per share.

Registrant had 32,180,723 shares of Class A and 3,502,359 of Class B common stock, par value $1.00, outstanding as of March 17, 2000.

                     Documents Incorporated by Reference
                     -----------------------------------
The proxy statement of the registrant with respect to the 2000
Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated: March 28, 2000



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

     (b) Financial Information about Industry Segments. The Company divides its operations into three segments: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. PTSA includes the following: Kelly Scientific Resources, Kelly Healthcare Resources, Kelly Assisted Living Services, Inc., Automotive Services Group, Kelly Engineering Resources, Kelly Information Technology Resources, Kelly Law Registry (formerly The Law Registry), Kelly Financial Resources, National Payroll Services, Kelly Management Services, Kelly Merchandising Resources, Kelly Staff Leasing, Inc. and General Contractor Services. The financial information concerning registrant is included in Item 8 in Part II of this filing.

     (c)  Narrative Description of Business.

          (i) Principal Services Rendered. Registrant, and its subsidiaries, which are service organizations, provide staffing services to a diversified group of customers through offices located in major cities of North America (United States, Canada, Puerto Rico, and Mexico), Europe (Belgium, Denmark, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Russia, Spain, Sweden, Switzerland and the United Kingdom) and the Pacific Rim (Australia and New Zealand). These services are generally furnished under the name of Kelly Services. U.S. Commercial Staffing includes office services, merchandising, electronic assembly, light industrial, call centers and educational staffing services. PTSA includes technical skills related to engineering, information technology, scientific, accounting and finance, healthcare and management services. Staff leasing services are provided under the name of Kelly Staff Leasing, Inc., a wholly owned subsidiary of registrant. Home care services to those who need help with their daily living needs and personal care are furnished under the name of Kelly Assisted Living Services, Inc., which is a wholly owned subsidiary of registrant. Legal staffing services are provided under the name of Kelly Law Registry (formerly The Law Registry). Registrant performs these staffing services through its employees by assigning them to work on the premises of registrant's customers.

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

     Registrant serves a wide cross-section of customers from industry, commerce, the professions, government, and individuals. During recent years approximately 200,000 customers, including the largest corporations in the world, use registrant's services. There have been no significant changes in the services rendered or in the markets or methods of distribution since the beginning of registrant's fiscal year.

     Registrant operates through approximately 1,800 domestic and foreign offices located in North America, Europe and the Pacific Rim. Each office provides the services of one or more of the divisions or subsidiaries and are operated directly by the registrant.

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

        (xiii) Employees. Registrant and subsidiaries employ on a full time basis approximately 1,100 persons at its headquarters in Troy, Michigan, and approximately 6,300 persons in branch offices operated directly by registrant. Registrant employed in the last fiscal year approximately 750,000 men and women for temporary periods. As the employer of its temporary work force, registrant is responsible for and pays Social Security (or its equivalent outside the United States), Medicare and health care taxes, workers' compensation, unemployment compensation taxes, liability insurance and other similar costs, and is responsible for payroll deductions of Social Security, Medicare and income taxes. Although the services may be provided in the office of the registrant's customer, registrant remains the employer of its temporary employees with responsibility for their assignment and reassignment.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders in the fourth quarter of 1999.


                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

     Kelly Services' stock is traded over-the-counter in the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                Per share amounts (in dollars)
                        ----------------------------------------------
                         First   Second     Third     Fourth
                        Quarter  Quarter   Quarter    Quarter     Year
                        ------   ------    -------    -------     ----
1999
  Class A common
     High ..........    $32.50   $32.50    $31.63     $30.75    $32.50
     Low ...........     24.13    25.00     25.38      22.88     22.88

  Class B common
     High ..........     29.38    29.75     30.88      29.88     30.88
     Low ...........     28.25    26.25     23.75      24.00     23.75

  Dividends ........       .23      .24       .24        .24       .95

1998
  Class A common
     High ..........    $37.75   $38.50    $35.63     $35.13    $38.50
     Low ...........     29.25    30.25     25.63      23.75     23.75

  Class B common
     High ..........     58.75    38.00     36.25      33.50     58.75
     Low ...........     29.50    34.00     29.00      28.75     28.75

  Dividends ........       .22      .23       .23        .23       .91



The number of holders of record of the Class A and Class B common stock, par value $1.00, of registrant were 947 and 210, respectively, as of March 17, 2000.



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


                                                        (1)
(In millions except
   per share amounts)                     1999      1998         1997        1996        1995        1994
----------------------------------        ----      ----         ----        ----        ----        ----
Sales of services ................   $ 4,269.1   $ 4,092.3   $ 3,852.9   $ 3,302.3   $ 2,689.8   $ 2,362.6
Earnings before taxes ............       143.7       143.6       137.0       122.9       113.3        98.5
Net earnings .....................        85.1        84.7        80.8        73.0        69.5        61.1

Per share data:
     Basic earnings per share ....        2.37        2.24        2.12        1.92        1.83        1.61
     Diluted earnings per share ..        2.36        2.23        2.12        1.91        1.83        1.61

Dividends per share
     Classes A and B common ......        0.95        0.91        0.87        0.83        0.78        0.70

Working capital ..................       284.9       293.4       363.6       336.6       316.0       315.8
Total assets .....................     1,033.7       964.2       967.2       838.9       718.7       642.4

(1) Fiscal year included 53 weeks.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     Kelly Services' fiscal 1999, a normal 52-week year, contained four 13-week quarters. However, fiscal 1998, a 53-week year, included three 13-week quarters and a 14-week fourth quarter. To provide a better understanding of operating results, sales comparisons are provided two ways:
First, 1999 actual is compared to the audited 53-week 1998, and second, as supplementary disclosure, 1999 actual is compared to the unaudited, adjusted 52-week 1998.

Results of Operations
1999 versus 1998

     Sales for the 52-week fiscal year reached a record $4.269 billion in 1999, an increase of 4.3% compared to the $4.092 billion for the 53-week fiscal year in 1998. Sales increased 5.6% on an adjusted basis versus the 52-week 1998 period. Sales in the U.S. Commercial Staffing segment declined slightly by 0.7% compared to the 53-week 1998, while Professional, Technical and Staffing Alternatives (PTSA) sales grew by 8.5% compared to last year. International sales grew by 12.4% as compared to 1998. International sales represented 25% of total Company sales in 1999, as compared to 24% in 1998.

     The 1999 gross profit rate averaged 17.9%, which was consistent with the 17.9% rate earned in 1998.

     Selling, general and administrative expenses expressed as a percentage of sales were 14.6% as compared to 14.4% last year. The increase in expenses as a percentage of sales is attributable to the Year 2000 Project expenses and increased depreciation associated with the deployment of the Oracle finance and administration systems, and proprietary front office branch automation technology.

     Earnings from operations totaled $144.0 million, a 2.4% increase from the $140.6 million reported for the 53-week 1998. Earnings were 3.4% of sales as compared to 3.4% for the 53-week period in 1998.

     Net interest expense was $0.2 million compared to last year's net interest income of $3.0 million. The decrease is attributable to lower cash balances than a year ago, as a result of a 30% increase in our capital expenditures, and $76 million utilized in the share repurchase program, which was completed midway through the fourth quarter of 1998.



     The effective income tax rate was 40.8%, slightly lower than last year's 41.0% rate, reflecting reductions in the Company's consolidated state and local tax rate.

     Net earnings totaled a record $85.1 million in 1999, a 0.5% increase over the 53-week 1998. The rate of return on sales was 2.0%, compared with last year's 2.1% rate. Basic earnings per share were $2.37 or 5.8% over last year. Diluted earnings per share for 1999 were $2.36, a 5.8% increase compared to $2.23 for the 53-week 1998.

Results of Operations
1998 versus 1997

     Sales for the 53-week fiscal year reached $4.092 billion in 1998, an increase of 6.2% compared to the $3.853 billion for the 52-week fiscal year in 1997. On an adjusted 52-week basis for 1998, sales increased 4.9% over 1997. Sales in the U.S. Commercial Staffing segment grew by 2.8%, while Professional, Technical and Staffing Alternatives (PTSA) sales grew by 8.4% compared to last year. International sales grew by 12.9% as compared to 1997. International sales represented 24% of total Company sales in 1998, as compared to 22% in 1997.

     The 1998 gross profit rate averaged 17.9% versus 17.7% in 1997. The improvement was principally related to an increased mix of fee-based permanent placement income and an increase in the share of our international business as a percentage of total revenue. The international component carries a higher average gross profit rate than U.S. commercial staffing.

     Selling, general and administrative expenses expressed as a percentage of sales were 14.4% as compared to 14.2% in 1997. The rate of growth of expenses principally reflects increased spending for the Year 2000 Project and information technology programs.

     Earnings from operations totaled $140.6 million, a 3.6% increase from the $135.8 million reported in 1997. Earnings were 3.4% of sales as compared to 3.5% in 1997.

     Net interest income was $3.0 million, a 147% increase versus 1997. The increase in investment income related to an improved cash and investment position as compared to 1997.

     The effective income tax rate was 41.0% in both 1998 and 1997.

     Net earnings totaled $84.7 million in 1998, a 4.9% increase over 1997. The rate of return on sales was 2.1% in both 1998 and 1997. Basic earnings per share were $2.24 or a 5.7% increase over 1997. Diluted earnings per share were $2.23 or 5.2% higher than 1997.

Liquidity and Capital Resources

     Cash and short-term investments totaled $60 million at the end of 1999, down from the $72 million at year-end 1998. Year-end cash was slightly lower than last year, principally as a result of the increased accounts receivable and the 30% increase in our capital expenditure program.

     Accounts receivable totaled $602 million at year end as compared to $585 million at year-end 1998. Strong accounts receivable management during the year reduced global days sales outstanding to 51 days, down from 53 days in 1998.

     Short-term debt totaled $47 million, which is virtually unchanged from $48 million at year-end 1998. All short-term borrowings are foreign currency denominated and support the growth of the Company's international working capital position.

     The Company's working capital position was $285 million at the end of 1999, a decrease of $9 million from 1998 and $79 million from 1997. The current ratio was 1.6 in 1999, 1.7 in 1998 and 1.9 in 1997. The lower ratio in 1999 and 1998 as compared to 1997 was principally a result of the cash utilized in the share repurchase program, as well as the growth of the Company's capital expenditure program.

     Assets totaled $1.034 billion in 1999 compared to $964 million in 1998. In 1997, assets totaled $967 million. The return on average assets was 8.5% in 1999 and 8.8% in 1998. In 1997 the return was 8.9%.



     Stockholders' equity was $582 million in 1999, which represents 8.3% growth over 1998. In 1998 stockholders' equity was 3.9% below 1997. The return on average stockholders' equity was 15.2% in 1999, 15.4% in 1998 and 15.0% in 1997. Dividends paid per common share were $.95 in 1999, an increase of 4.4% over 1998 dividends of $.91 per share. Dividends in 1997 were $.87 per share.

     The Company's financial position remains very strong. The Company continues to carry no long-term debt and expects to meet its growth requirements principally through cash flow from operations.

Year 2000 Systems Update

     In 1995, the Company embarked upon a global Year 2000 Project. The project scope included hardware, software and embedded chip technology. A formal Project Office was established with complete executive sponsorship and funding in February 1997. This initiated a global business system strategy that included a wide-scale Oracle implementation of business and financial systems, plus major enhancements to branch automation systems. Included in these initiatives is the remediation of Year 2000 noncompliant systems.

     The Company's ability to deliver services and products to its customers on a timely basis has not been impacted by any problems arising as a result of the Year 2000 issues. To date, the Company experienced no failures of any mission critical applications, nor were there any reports of any significant interruptions to the Company's business operations as a result of the failure of its own computer systems or those of a third party.

Year 2000 Costs

     Total cost of the Year 2000 remediation project was $20.6 million, slightly below our original estimate of $21 million. The total amount incurred for 1999 approximated $11 million. Related expenses for 1998 were $8 million, and $1 million was expended in 1997.

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

Market Risk-Sensitive Instruments and Positions

     The market risk inherent in the Company's market risk-sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. Foreign currency exchange risk is mitigated by the usage of the Company's multi-currency line of credit. This credit facility can be used to borrow in the local currencies that can mitigate the exchange rate risk resulting from foreign currency-denominated assets fluctuating in relation to the U.S. dollar.

     The Company's holdings and positions in market risk-sensitive instruments do not subject the Company to material risk exposures.

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are set in the accompanying index on page 11 of this filing and are presented in pages 12-28.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

     None.

                                   PART III

     Information required by Part III with respect to Directors and Executive Officers of the registrant, except as set forth under the title "Executive Officers of the Registrant" which is included on page 8, (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), and Certain Relationships and Related Transactions (Item 13) is to be included in a definitive proxy statement filed by the registrant not later than 120 days after the close of its fiscal year and such proxy statement, when filed, is incorporated herein by reference.


ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

                                         Served as an         Business Experience
      Name/Office                 Age    Officer Since (1)    During Last 5 Years
------------------------          ---    -----------------    -------------------------
Terence E. Adderley                66          1961           Served as officer of registrant.
Chairman, President and
 Chief Executive Officer

Carl T. Camden                     45          1995           Served as officer of registrant since
Executive Vice President                                      April, 1995.  From 1993 served as
                                                              Senior Vice President at Key Corp.,
                                                              the parent of Key Bank and Society
                                                              Bank Groups.

Michael L. Durik                   51          1999           Served as officer of registrant since
Senior Vice President                                         July, 1999.  From 1993 was owner of
                                                              MLD Management, an independent
                                                              consulting firm.

William K. Gerber                  46          1998           Served as officer of registrant since April,
Executive Vice President and                                  1998.  Prior thereto, served as Vice President
  Chief Financial Officer                                     of Finance at The Limited, Inc.

Arlene Grimsley                    52          1994           Served as officer of registrant.
Senior Vice President

George M. Reardon                  52          1998           Served as officer of registrant since
Senior Vice President,                                        June, 1998.  From 1994, served in
  General Counsel and Secretary                               private practice in Houston, Texas.

Tommi A. White                     49          1993           Served as officer of registrant.
Executive Vice President

(1) Each officer serves continuously until termination of employment or removal by the Board of Directors.



                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

      (1)  Financial statements -

           Report of Independent Accountants

           Statements of Earnings for the three fiscal years ended January 2,
           2000

           Statements of Cash Flows for the three fiscal years ended January 2, 2000

           Balance Sheets at January 2, 2000, January 3, 1999 and
           December 28, 1997

           Statements of Stockholders' Equity for the three fiscal years ended January 2, 2000

           Notes to Financial Statements

      (2)  Financial Statement Schedule -

           For the three fiscal years ended January 2, 2000:

           Schedule II - Valuation Reserves

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3)  The Exhibits are listed in the Index to Exhibits Required by
           Item 601 of Regulation S-K at Item (c) below and included at page 29 which is incorporated herein by reference.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at January 2, 2000.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 29 of this filing.

(d) The Index to Financial Statements and Supplemental Schedule is included following the signatures beginning at page 11 of this filing.



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2000                   KELLY SERVICES, INC.
                                        --------------------
                                              Registrant
                                        By  /s/ W. K. Gerber
                                        ----------------------------
                                        W. K. Gerber
                                        Executive Vice President and
                                           Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 28, 2000                *  T. E. Adderley
                                     --------------------------------------
                                     T. E. Adderley
                                     Chairman, President, Chief Executive
                                        Officer and Director
                                     (Principal Executive Officer)

Date:  March 28, 2000                *  C. V. Fricke
                                     --------------------------------------
                                     C. V. Fricke
                                     Director

Date:  March 28, 2000                *  M. A. Fay, O.P.
                                     --------------------------------------
                                     M. A. Fay, O.P.
                                     Director

Date:  March 28, 2000                *  V. G. Istock
                                     --------------------------------------
                                     V. G. Istock
                                     Director

Date:  March 28, 2000                *  B. J. White
                                     --------------------------------------
                                     B. J. White
                                     Director

Date:  March 28, 2000                /s/ W. K. Gerber
                                     --------------------------------------
                                     W. K. Gerber
                                     Executive Vice President and
                                       Chief Financial Officer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)

Date:  March 28, 2000                *By  /s/ W. K. Gerber
                                     --------------------------------------
                                     W. K. Gerber
                                     Attorney-in-Fact



                      INDEX TO FINANCIAL STATEMENTS AND
                            SUPPLEMENTAL SCHEDULE

                    Kelly Services, Inc. and Subsidiaries



                                                                Page Reference
                                                                 in Report on
                                                                   Form 10-K
                                                                --------------

Report of Independent Accountants                                     12

Statements of Earnings for the three fiscal years
   ended January 2, 2000                                              13

Statements of Cash Flows for the three fiscal years
   ended January 2, 2000                                              14

Balance Sheets at January 2, 2000, January 3, 1999 and
   December 28, 1997                                                  15

Statements of Stockholders' Equity for the three fiscal
   years ended January 2, 2000                                        16

Notes to Financial Statements                                       17 - 27

Financial Statement Schedule - Schedule II - Valuation Reserves       28



                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Kelly Services, Inc.


In our opinion, the accompanying financial statements listed in the index appearing under Item 14(a)1 on page 11 present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 2, 2000, January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 11 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
--------------------------------------------
PricewaterhouseCoopers LLP
Detroit, Michigan
January 27, 2000




                            STATEMENTS OF EARNINGS
                    Kelly Services, Inc. and Subsidiaries


                                                      (1)
                                       1999           1998         1997
                                       ----           ----         ----
                                      (In thousands of dollars except
                                                per share items)

Sales of services ..............   $ 4,269,113    $ 4,092,251   $ 3,852,935

Cost of services ...............     3,503,052      3,360,976     3,171,589
                                   -----------    -----------   -----------

Gross profit ...................       766,061        731,275       681,346

Selling, general and
  administrative expenses ......       622,110        590,659       545,582
                                   -----------    -----------   -----------

Earnings from operations .......       143,951        140,616       135,764

Interest (expense) income, net..          (241)         2,999         1,216
                                   -----------    -----------   -----------

Earnings before income taxes ...       143,710        143,615       136,980

Income taxes ...................        58,600         58,900        56,200
                                   -----------    -----------   -----------

Net earnings ...................   $    85,110    $    84,715   $    80,780
                                   ===========    ===========   ===========

Basic earnings per share .......   $      2.37    $      2.24   $      2.12

Diluted earnings per share .....   $      2.36    $      2.23   $      2.12

Dividends per share ............   $       .95    $       .91   $       .87

Average shares outstanding
 (thousands):
  Basic ........................        35,854         37,745        38,099
  Diluted ......................        36,030         37,945        38,191


See accompanying Notes to Financial Statements.
(1)  Fiscal year included 53 weeks.




                           STATEMENTS OF CASH FLOWS
                    Kelly Services, Inc. and Subsidiaries

                                                                    (1)
                                                        1999        1998          1997
                                                        ----        ----          ----
                                                          (In thousands of dollars)
Cash flows from operating activities:
   Net earnings .................................   $  85,110    $  84,715    $  80,780
   Noncash adjustments:
     Depreciation and amortization ..............      36,238       28,865       28,341
     Changes in certain working capital
       components ...............................      (6,923)       2,239       38,751
                                                    ---------    ---------    ---------

        Net cash from operating activities ......     114,425      115,819      147,872

Cash flows from investing activities:
   Capital expenditures .........................     (76,696)     (59,089)     (39,710)
   Short-term investments .......................       6,051       55,232      (39,266)
   Increase in intangibles and other assets .....     (10,872)     (11,133)      (7,168)
   Acquisition of companies, net of
     cash received ..............................      (5,557)      (3,385)      (1,336)
                                                    ---------    ---------    ---------

        Net cash from investing activities ......     (87,074)     (18,375)     (87,480)

Cash flows from financing activities:
   (Decrease) increase in short-term borrowings..        (419)      (7,329)      13,342
   Dividend payments ............................     (34,041)     (34,237)     (33,150)
   Exercise of stock options, restricted
     stock awards and other .....................       1,893        3,180        2,698
   Purchase of treasury stock ...................        (551)     (75,949)        --
                                                    ---------    ---------    ---------

        Net cash from financing activities ......     (33,118)    (114,335)     (17,110)

Net change in cash and equivalents ..............      (5,767)     (16,891)      43,282
Cash and equivalents at beginning of year .......      59,799       76,690       33,408
                                                    ---------    ---------    ---------

Cash and equivalents at end of year .............   $  54,032    $  59,799    $  76,690
                                                    =========    =========    =========


See accompanying Notes to Financial Statements.
(1)  Fiscal year included 53 weeks.



                                BALANCE SHEETS
                    Kelly Services, Inc. and Subsidiaries


                                                 1999          1998           1997
                                                 ----          ----           ----
                                                     (In thousands of dollars)
ASSETS
Current Assets:
  Cash and equivalents ...................   $   54,032    $   59,799    $   76,690
  Short-term investments .................        6,018        12,069        67,301
  Accounts receivable, less allowances
     of $13,575, $13,035 and $12,375,
     respectively ........................      602,485       584,653       572,134
  Prepaid expenses and other current
     assets ..............................       22,801        15,012        12,892
  Deferred taxes .........................       50,832        48,343        41,955
                                             ----------    ----------    ----------
  Total current assets ...................      736,168       719,876       770,972

Property and Equipment:
  Land and buildings .....................       49,458        44,135        44,405
  Equipment, furniture and
    leasehold improvements ...............      231,654       179,707       130,472
  Accumulated depreciation ...............      (94,112)      (77,491)      (62,144)
                                             ----------    ----------    ----------
  Total property and equipment ...........      187,000       146,351       112,733

Intangibles and Other Assets .............      110,523        98,020        83,524
                                             ----------    ----------    ----------
Total Assets .............................   $1,033,691    $  964,247    $  967,229
                                             ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings ..................   $   47,210    $   47,629    $   54,958
  Accounts payable .......................       73,516        79,089        60,408
  Payroll and related taxes ..............      215,706       195,670       197,092
  Accrued insurance ......................       65,881        66,830        61,077
  Income and other taxes .................       49,005        37,265        33,865
                                             ----------    ----------    ----------
  Total current liabilities ..............      451,318       426,483       407,400

Stockholders' Equity:
 Capital stock, $1 par value
   Class A common stock, shares issued
   36,602,210 in 1999, 36,540,770 in
   1998 and 36,537,584 in 1997 ...........       36,602        36,541        36,538

   Class B common stock, shares issued
   3,513,656 in 1999, 3,575,096 in
   1998 and 3,578,282 in 1997 ............        3,514         3,575         3,578

 Treasury stock, at cost
   Class A common stock, 4,234,524 shares
   in 1999, 4,301,321 in 1998 and
   1,947,156 in 1997 .....................      (80,538)      (81,669)       (6,029)

   Class B common stock, 7,767 shares
   in 1999 and 1998 and 5,830 in 1997 ....         (248)         (248)         (185)

  Paid-in capital ........................       15,761        14,844        10,980
  Earnings invested in the business ......      623,564       572,517       522,039
  Accumulated foreign currency
    adjustments ..........................      (16,282)       (7,796)       (7,092)
                                             ----------    ----------    ----------

  Total stockholders' equity .............      582,373       537,764       559,829
                                             ----------    ----------    ----------

Total Liabilities and Stockholders'
  Equity .................................   $1,033,691    $  964,247    $  967,229
                                             ==========    ==========    ==========

See accompanying Notes to Financial Statements.



                      STATEMENTS OF STOCKHOLDERS' EQUITY
                    Kelly Services, Inc. and Subsidiaries

                                                                   (1)
                                                      1999         1998          1997
                                                      ----         ----          ----
                                                        (In thousands of dollars)
Capital Stock
   Class A common stock
      Balance at beginning of year .............   $  36,541    $  36,538    $  36,527
      Conversions from Class B .................          61            3           11
                                                   ---------    ---------    ---------
      Balance at end of year ...................      36,602       36,541       36,538

   Class B common stock
      Balance at beginning of year .............       3,575        3,578        3,589
      Conversions to Class A ...................         (61)          (3)         (11)
                                                   ---------    ---------    ---------
      Balance at end of year ...................       3,514        3,575        3,578

Treasury Stock
   Class A common stock
      Balance at beginning of year .............     (81,669)      (6,029)      (6,012)
      Exercise of stock options, restricted
        stock awards and other .................       1,438          144          (17)
      Treasury stock issued for acquisition ....         244          102         --
      Purchase of treasury stock ...............        (551)     (75,886)        --
                                                   ---------    ---------    ---------
      Balance at end of year ...................     (80,538)     (81,669)      (6,029)

   Class B common stock
      Balance at beginning of year .............        (248)        (185)        (185)
      Purchase of treasury stock ...............        --            (63)        --
                                                   ---------    ---------    ---------
      Balance at end of year ...................        (248)        (248)        (185)

Paid-in Capital
      Balance at beginning of year .............      14,844       10,980        8,265
      Exercise of stock options, restricted
         stock awards and other ................         808        3,036        2,715
      Treasury stock issued for acquisition ....         109          828         --
                                                   ---------    ---------    ---------
      Balance at end of year ...................      15,761       14,844       10,980

Earnings Invested in the Business
      Balance at beginning of year .............     572,517      522,039      474,409
      Net earnings .............................      85,110       84,715       80,780
      Dividends ................................     (34,063)     (34,237)     (33,150)
                                                   ---------    ---------    ---------
      Balance at end of year ...................     623,564      572,517      522,039

Accumulated Foreign Currency Adjustments
      Balance at beginning of year .............      (7,796)      (7,092)         306
      Equity adjustment for foreign currency ...      (8,486)        (704)      (7,398)
                                                   ---------    ---------    ---------
      Balance at end of year ...................     (16,282)      (7,796)      (7,092)
                                                   ---------    ---------    ---------

Stockholders' Equity at end of year ............   $ 582,373    $ 537,764    $ 559,829
                                                   =========    =========    =========

Comprehensive Income
      Net earnings .............................   $  85,110    $  84,715    $  80,780
      Other comprehensive income - Foreign
        currency adjustments ...................      (8,486)        (704)      (7,398)
                                                   ---------    ---------    ---------
      Comprehensive Income .....................   $  76,624    $  84,011    $  73,382
                                                   =========    =========    =========

See accompanying Notes to Financial Statements.
(1)  Fiscal year included 53 weeks.



                        NOTES TO FINANCIAL STATEMENTS
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

1.  Summary of Significant Accounting Policies

     The Company's fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 2, 2000 (1999), January 3, 1999
(1998) and December 28, 1997 (1997).

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

     Foreign operations are conducted in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Puerto Rico, Russia, Spain, Sweden, Switzerland and the United Kingdom. Refer to the Segment Disclosures footnote for additional information.

     Revenue from sales of services is recognized as services are provided by the temporary, contract or leased employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment.

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

     Short-term investments are debt instruments having original maturities of more than three months and are classified as available for sale. Of these investments, federal, state and local government obligations comprised approximately 60% in 1999, 80% in 1998 and 70% in 1997. Short-term investments due within one year totaled $5,800 in 1999 and $64,000 in 1997, with the balance due within two years. The entire short-term investments balance in 1998 was due within one year. The difference between carrying amounts and market was not material at January 2, 2000, January 3, 1999 and December 28, 1997.

Interest income was $2,272, $6,206 and $4,390, respectively, for the years 1999, 1998 and 1997.



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

3.  Supplemental Cash Flow Information

     Changes in certain working capital components, as disclosed in the statements of cash flows, for the years 1999, 1998 and 1997 were as follows:

                                                 1999      1998        1997
                                                 ----      ----        ----

Increase in accounts receivable               $(26,972)  $(12,712)  $(27,444)
Increase in prepaid expenses and
  other current assets                          (9,138)    (2,277)    (1,499)
Increase in deferred taxes                      (2,655)    (6,389)   (11,732)
Increase (decrease) in accounts payable         (3,059)    16,582     16,094
Increase (decrease) in payroll and
  related taxes                                 22,575     (1,905)    47,319
Increase (decrease) in accrued insurance          (924)     5,755      7,981
Increase in income and other taxes              13,250      3,185      8,032
                                              --------   --------   --------

Total                                         $ (6,923)  $  2,239   $ 38,751
                                              ========   ========   ========

     Cash flows from short-term investments for 1999, 1998 and 1997 were as follows:

                           1999          1998           1997
                           ----          ----           ----
Sales/Maturities        $  905,326    $ 1,645,815    $ 1,749,954
Purchases                 (899,275)    (1,590,583)    (1,789,220)
                        ----------    -----------    -----------
Total                   $    6,051    $    55,232    $   (39,266)
                        ==========    ===========    ===========

4.  Property and Equipment

     Properties are stated at cost and include expenditures for additions and major improvements. The Company capitalizes professional fees and internal payroll costs incurred in the development of software for internal use in accordance with Statement of Position 98-1. Fully depreciated assets are eliminated from the accounts. For financial reporting purposes, assets are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 15 to 45 years for land improvements, buildings and building improvements, 5 years for equipment, furniture and leasehold improvements and 3 to 12 years for computer hardware and software. Depreciation expense was $33,900 for 1999, $25,400 for 1998 and $22,900 for 1997.

The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum lease commitments as of January 2, 2000:


     Fiscal year:
         2000                  $ 43,400
         2001                    30,000
         2002                    22,000
         2003                    14,800
         2004                     8,600
         Later years             16,400
                               --------
         Total                 $135,200
                               ========

Lease expense for 1999, 1998 and 1997 amounted to $43,100, $38,600 and $35,900, respectively.



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

5. Intangibles and Other Assets

     Intangibles and other assets include goodwill of $67,900, $64,100 and $56,000 at year-ends 1999, 1998 and 1997, respectively. Goodwill, which represents the excess of cost over net assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization of goodwill at 1999, 1998 and 1997 was $7,900, $6,900 and $5,300, respectively. Goodwill and other intangible amortization expense was $2,300, $3,500 and $5,400 in 1999, 1998 and 1997, respectively.

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

     During December 1999, the Company repurchased 22,500 shares of its Class A common stock. The total value of the Class A shares repurchased was $551. On September 29, 1998 and November 24, 1998, the Company repurchased 1,500,000 and 1,000,000 shares of its Class A common stock, respectively, in negotiated transactions from the William R. Kelly Trust. The total value of the Class A shares repurchased was $75,886. In addition, the Company repurchased 1,937 Class B shares at a total cost of $63.

7. Earnings Per Share

     The reconciliations of earnings per share computations for the fiscal years 1999, 1998 and 1997 were as follows:



                                                1999       1998      1997
                                                ----       ----      ----

Net earnings                                   $85,110   $84,715   $80,780
                                               =======   =======   =======
Determination of shares (thousands):
     Weighted average common
       shares outstanding                       35,854    37,745    38,099

Effect of dilutive securities:
     Stock options                                  41        90        61
     Restricted and performance
       awards and other                            135       110        31
                                               -------   -------   -------
Weighted average common shares
     outstanding - assuming dilution            36,030    37,945    38,191
                                               =======   =======   =======

Earnings per share - basic                     $  2.37   $  2.24   $  2.12
Earnings per share - assuming dilution         $  2.36   $  2.23   $  2.12



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     Stock options to purchase 1,162,000, 458,000 and 423,000 shares of common stock at a weighted average price per share of $24.98, $35.17 and $31.02 were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share. The options' exercise price was greater than the average market price of the common shares and was anti-dilutive.

8. Short-term Borrowings

     Short-term borrowings of $47,210, $47,629 and $54,958 were outstanding at year-ends 1999, 1998 and 1997, respectively. Weighted average interest rates were 4.6%, 5.3% and 7.8% at year-ends 1999, 1998 and 1997, respectively. Interest expense and payments related to the short-term borrowings for 1999, 1998 and 1997 were as follows:

                           1999       1998       1997
                           ----       ----       ----
Interest expense          $2,513     $3,207     $3,174
Interest payments          2,567      3,956      2,174


     During the fourth quarter of 1998 the Company entered into a committed $100 million, five-year multi-currency revolving credit facility to be used to fund working capital, acquisitions, and for general corporate purposes. The interest rate applicable to borrowings under the line of credit is 20 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. All of the borrowings are foreign currency denominated and support the Company's international working capital position. The carrying amounts of the Company's borrowings under the lines of credit described above approximate their fair value.

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

     Amounts provided for retirement benefits totaled $7,600 in 1999, $7,000 in 1998 and $6,300 in 1997.

10. Income Taxes

     Pretax income for the years 1999, 1998 and 1997 was taxed under the following jurisdictions:


                      1999        1998        1997
                      ----        ----        ----
Domestic            $134,572    $134,731    $129,533
Foreign                9,138       8,884       7,447
                    --------    --------    --------
Total               $143,710    $143,615    $136,980
                    ========    ========    ========



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     The provision for income taxes was as follows:

                               1999          1998         1997
                               ----          ----         ----
Current tax expense:
  U.S. federal               $ 42,898     $ 47,599     $ 52,517
  U.S. state and local         11,500       12,000       10,715
  Foreign                       6,880        5,802        4,405
                             --------     --------     --------
  Total current                61,278       65,401       67,637
Total deferred                 (2,678)      (6,501)     (11,437)
                             --------     --------     --------
Total provision              $ 58,600     $ 58,900     $ 56,200
                             ========     ========     ========



     Deferred tax assets (liabilities) are comprised of the following:

                                           1999          1998         1997
                                           ----          ----         ----
Depreciation and amoritization           $ (6,420)    $ (5,307)    $ (5,604)
Employee compensation and benefit plans    23,276       22,845       19,143
Workers' compensation                      22,352       22,428       19,811
Loss carryforwards                          4,793        3,453        2,946
Other, net                                  9,949        7,987        8,322
Valuation allowance                        (3,118)      (3,063)      (2,663)
                                         --------     --------     --------
Total deferred tax assets                  50,832       48,343       41,955
Total deferred tax liabilities             (1,044)      (1,279)      (1,363)
                                         --------     --------     --------
Total                                    $ 49,788     $ 47,064     $ 40,592
                                         ========     ========     ========



     The differences between income taxes for financial reporting purposes and the U.S. statutory rate are as follows:

                                              1999     1998    1997
                                              ----     ----    ----
Income tax based on statutory rate            35.0%    35.0%   35.0%
State income taxes, net of federal benefit     5.2      5.4     5.1
Other, net                                     0.6      0.6     0.9
                                              ----     ----    ----
Total                                         40.8%    41.0%   41.0%
                                              ====     ====    ====

     The Company has loss carryforwards at January 2, 2000, totaling $4,793 which expire as follows:


     Year                 Amount
     ----                 ------
     2000                 $    8
     2001                    423
     2002                    196
     2003-2009             1,082
     No expiration         3,084
                          ------
     Total                $4,793
                          ======



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     A valuation allowance of $3,118 has been recorded against the loss carryforwards. The valuation allowance is provided on the tax benefits unless it is considered more likely than not that the benefit will be realized.

     Provision has not been made for U.S. or additional foreign income taxes on an estimated $15,700 of undistributed earnings of foreign subsidiaries which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

     The Company paid income taxes of $53,400 in 1999, $65,700 in 1998 and $64,300 in 1997.

11.  Performance Incentive Plan

     Under the 1992 Performance Incentive Plan as amended and restated in 1996 (the "Plan"), the Company may grant stock options (both incentive and nonqualified), Stock Appreciation Rights (SARs), restricted awards and performance awards to key employees utilizing the Company's Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term to exceed 10 years. The Plan provides that the maximum number of shares available for grants is 7-1/2 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at the end of 1999, 1998 and 1997 were 946,000, 1,213,000 and 1,149,000, respectively.

     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. If compensation cost had been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced by $1,487, $1,135 and $809 for 1999, 1998 and 1997, respectively; basic earnings per share would have been reduced by $.04 in 1999, $.03 in 1998 and $.02 in 1997; and diluted earnings per share would have been reduced by $.04 in 1999 and $.03 in 1998 and 1997.

     Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

     The fair value of each option included in the following tables is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 4.0 percent in 1999 and 3.0 percent in 1998 and 1997, expected volatility of 30, 31 and 30 percent, risk-free interest rates of 5.7, 5.3 and 5.9 percent and expected lives of six years in 1999 and 1998, and seven years in 1997.



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     A summary of the status of stock option grants under the Plan as of January 2, 2000, January 3, 1999 and December 28, 1997, and changes during the years ended on those dates, is presented as follows:

                                                  Weighted Avg.
1999:                                  Options   Exercise Price
                                      ---------   -------------
Outstanding at beginning of year      1,330,000      $30.78
Granted                                 592,000       25.05
Exercised                               (32,000)      26.80
Cancelled                              (298,000)      30.54
                                      ---------
Outstanding at end of year            1,592,000      $28.77
                                      =========

Options exercisable at year end         552,000      $29.08
Weighted average fair value of
  options granted during the year        $ 6.30

1998:
Outstanding at beginning of year      1,160,000      $28.68
Granted                                 448,000       35.16
Exercised                              (104,000)      28.15
Cancelled                              (174,000)      29.67
                                      ---------
Outstanding at end of year            1,330,000      $30.78
                                      =========

Options exercisable at year end         404,000      $28.07
Weighted average fair value of
  options granted during the year        $10.06

1997:
Outstanding at beginning of year      1,022,000      $28.69
Granted                                 434,000       28.50
Exercised                               (90,000)      27.76
Cancelled                              (206,000)      28.72
                                      ---------
Outstanding at end of year            1,160,000      $28.68
                                      =========

Options exercisable at year end         280,000      $27.70
Weighted average fair value of
  options granted during the year        $ 8.69



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     The following table summarizes information about options outstanding at January 2, 2000:

                        Options Outstanding             Options Exercisable
                -----------------------------------   ----------------------
                              Weighted     Weighted                 Weighted
  Range of        Number       Average      Average     Number       Average
  Exercise     Outstanding    Remaining    Exercise   Exercisable   Exercise
   Prices      as of 1/2/00  Life (Years)   Price     as of 1/2/00    Price
------------   ------------  -----------   --------   ------------  --------

$24.00-24.50      448,000        9.15       $24.50       2,000       $24.50
$24.51-28.00      285,000        6.08        26.52     223,000        26.44
$28.01-29.00      264,000        7.44        28.23      93,000        28.19
$29.01-33.00      255,000        6.03        30.60     160,000        30.51
$33.01-38.50      340,000        8.10        35.32      74,000        35.27
                ---------        ----       ------     -------       ------
$24.00-38.50    1,592,000        7.59       $28.77     552,000       $29.08
                =========        ====       ======     =======       ======

     As of January 2, 2000, no SARs have been granted under the Plan. Restricted awards are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. Restricted awards totaling 87,000, 14,500 and 38,900 shares were granted under the Plan during 1999, 1998 and 1997, respectively. The weighted average grant date price of such awards was $26.55, $35.64 and $29.58 for 1999, 1998 and 1997,
respectively. Restricted awards outstanding totaled 104,000, 36,200 and 52,800 shares at year-ends 1999, 1998 and 1997, respectively, and have a weighted average remaining life of 2.2 years at January 2, 2000.

     Under the Plan, performance awards may be granted to senior executive officers, the payout of which is determined by the degree of attainment of objectively determinable performance goals over the established relevant performance period. No performance awards were granted during 1999. Performance awards totaling 51,500 and 44,500 shares were granted under the Plan during 1998 and 1997, respectively. The weighted average grant date prices of such awards were $34.94 and $28.06 for 1998 and 1997, respectively. Unearned performance awards outstanding at year-ends 1999, 1998 and 1997 were 70,000, 115,200 and 76,300, respectively, and have a weighted average remaining life of six months at January 2, 2000. Total compensation cost recognized for restricted and performance awards was $1,000, $2,000 and $1,400 for 1999, 1998 and 1997, respectively.

12. Contingencies

     The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at January 2, 2000, with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at January 2, 2000.



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

13.  Segment Disclosures

     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) 131, Disclosures About Segments of an Enterprise and Related Information, which revises reporting and disclosure requirements for operating segments.

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

     The following table presents information about the reported operating income of the Company for the fiscal years 1999, 1998 and 1997. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.


                                1999             1998            1997
                              52 weeks         53 weeks        52 weeks
                              --------         --------        --------
Sales:
U.S. Commercial Staffing     $ 2,247,700     $ 2,263,500     $ 2,201,000
PTSA                             937,100         864,000         797,400
International                  1,084,300         964,800         854,500
                             -----------     -----------     -----------

   Consolidated Total        $ 4,269,100     $ 4,092,300     $ 3,852,900
                             ===========     ===========     ===========

Earnings from Operations:
U.S. Commercial Staffing     $   198,600     $   200,500     $   194,800
PTSA                              55,000          44,100          37,400
International                     33,600          29,600          20,500
Corporate                       (143,200)       (133,600)       (116,900)
                             -----------     -----------     -----------

   Consolidated Total        $   144,000     $   140,600     $   135,800
                             ===========     ===========     ===========



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

     Specified items included in segment earnings from operations for the fiscal years 1999, 1998 and 1997 were as follows:


                                   1999        1998       1997
                                 52 weeks    53 weeks   52 weeks
                                 --------    --------   --------
Depreciation and Amortization:
U.S. Commercial Staffing          $ 5,911    $ 6,237    $ 7,531
PTSA                                2,395      1,977      1,972
International                      11,228     10,262      9,213
Corporate                          16,704     10,389      9,625
                                  -------    -------    -------
   Consolidated Total             $36,238    $28,865    $28,341
                                  =======    =======    =======
Interest Income:
U.S. Commercial Staffing          $  --      $  --      $  --
PTSA                                   23        141         57
International                         615        783        492
Corporate                           1,634      5,282      3,841
                                  -------    -------    -------
   Consolidated Total             $ 2,272    $ 6,206    $ 4,390
                                  =======    =======    =======
Interest Expense:
U.S. Commercial Staffing          $  --      $  --      $  --
PTSA                                 --         --         --
International                       2,389      3,207      2,774
Corporate                             124       --          400
                                  -------    -------    -------
   Consolidated Total             $ 2,513    $ 3,207    $ 3,174
                                  =======    =======    =======

     The following is long-lived assets information by geographic area as of the years ended 1999, 1998 and 1997:

                              1999        1998        1997
                              ----        ----        ----
Long-Lived Assets:
Domestic                    $223,000    $170,500    $130,000
International                 74,500      73,900      66,300
                            --------    --------    --------

   Total                    $297,500    $244,400    $196,300
                            ========    ========    ========


     Long-lived assets include Property and Equipment and Intangibles and Other Assets. No single foreign country's long-lived assets were material to the consolidated long-lived assets of the Company.

     Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material to the consolidated revenues of the Company.



                  NOTES TO FINANCIAL STATEMENTS (continued)
                    Kelly Services, Inc. and Subsidiaries


SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                       First      Second       Third      Fourth
                      Quarter     Quarter     Quarter     Quarter      Year
                      -------     -------     -------     -------      ----
                          (In thousands of dollars except per share items)
Sales of services
1999..............  $1,025,959  $1,066,783  $1,092,002  $1,084,369  $4,269,113
1998 (53 weeks)...     959,382   1,001,286   1,032,875   1,098,708   4,092,251
1997..............     880,846     959,726   1,001,209   1,011,154   3,852,935

Cost of services
1999..............     846,828     876,809     893,900     885,515   3,503,052
1998 (53 weeks)...     791,472     823,542     846,094     899,868   3,360,976
1997..............     724,508     789,618     824,820     832,643   3,171,589

Selling, general
and administrative
1999..............     153,539     154,841     155,390     158,340     622,110
1998 (53 weeks)...     143,069     143,584     145,404     158,602     590,659
1997..............     132,219     137,636     136,464     139,263     545,582

Net earnings
1999..............      15,188      20,734      25,018      24,170      85,110
1998 (53 weeks)...      15,064      20,623      24,903      24,125      84,715
1997..............      14,228      19,443      23,587      23,522      80,780

Basic earnings
  per share (1)
1999..............         .42         .58         .70         .67        2.37
1998 (53 weeks)...         .39         .54         .65         .66        2.24
1997..............         .37         .51         .62         .62        2.12

Diluted earnings
  per share (1)
1999..............         .42         .58         .69         .67        2.36
1998 (53 weeks)...         .39         .54         .65         .66        2.23
1997..............         .37         .51         .62         .61        2.12

Dividends per
  share
1999..............         .23         .24         .24         .24         .95
1998..............         .22         .23         .23         .23         .91
1997..............         .21         .22         .22         .22         .87

(1) Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.



                       SCHEDULE II - VALUATION RESERVES
                    Kelly Services, Inc. and Subsidiaries
                               JANUARY 2, 2000
                          (In thousands of dollars)

                                                                Additions
                                                          -------------------------
                                              Balance at  Charged to   Deductions-     Balance
                                              beginning   costs and   uncollectible    at end
Description                                    of year     expenses     accounts       of year
-----------                                   ---------   ----------  -------------    -------
Fifty-two weeks ended January 2, 2000:

  Reserve deducted in the balance
    sheet from the assets to which it
    applies -

      Allowance for doubtful accounts           $13,035    $ 5,125       $4,585        $13,575
                                                =======    =======       ======        =======
Fifty-three weeks ended January 3, 1999:

  Reserve deducted in the balance
    sheet from the assets to which it
    applies -

      Allowance for doubtful accounts           $12,375    $ 7,355       $6,695        $13,035
                                                =======    =======       ======        =======
Fifty-two weeks ended December 28, 1997:

  Reserve deducted in the balance
    sheet from the assets to which it
    applies -

      Allowance for doubtful accounts           $ 8,320    $12,250       $8,195        $12,375
                                                =======    =======       ======        =======




                              INDEX TO EXHIBITS
                            REQUIRED BY ITEM 601,
                                REGULATION S-K

Exhibit No                 Description                               Page
----------                 -----------                               ----

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

  21          Subsidiaries of Registrant.                             1
                                                                (Document 2)

  23          Consent of Independent Accountants.                     1
                                                                (Document 3)

  24          Power of Attorney.                                      1
                                                                (Document 4)

  27          1999 Financial Data Schedule.                           1
                                                                (Document 5)