Form 10-Q
period 2000-04-02
KELLY SERVICES INC
filed 2000-05-16
CIK 55135

1

                         Index to Exhibits on page 14


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 2, 2000

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-1088


                             KELLY SERVICES, INC.
-----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                      38-1510762
-------------------------------------------           -----------------------
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


                999 WEST BIG BEAVER ROAD, TROY, MICHIGAN 48084
-----------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (248) 362-4444
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                  No Change
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                         changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

At May 5, 2000, 32,210,000 shares of Class A and 3,501,659 shares of Class B common stock of the Registrant were outstanding.




                    KELLY SERVICES, INC. AND SUBSIDIARIES



                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

             Statements of Earnings                                       3

             Balance Sheets                                               4

             Statements of Stockholders' Equity                           5

             Statements of Cash Flows                                     6

             Notes to Financial Statements                                7

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                              9


PART II. OTHER INFORMATION AND SIGNATURE

  Item 2. Changes in Securities                                          12

  Item 6. Exhibits and Reports on Form 8-K                               12

  Signature                                                              13

  Index to Exhibits Required by Item 601, Regulation S-K                 14





                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                    KELLY SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF EARNINGS
                                 (UNAUDITED)
               (In thousands of dollars except per share data)

                                                  13 Weeks Ended
                                            ----------------------------

                                            April 2, 2000  April 4, 1999
                                            -------------  -------------

Sales of services                             $1,080,069     $1,025,959

Cost of services                                 892,095        846,828
                                              ----------     ----------

Gross profit                                     187,974        179,131

Selling, general and
  administrative expenses                        161,406        153,539
                                              ----------     ----------

Earnings from operations                          26,568         25,592

Interest income, net                                 287            151
                                              ----------     ----------

Earnings before income taxes                      26,855         25,743

Income taxes                                      10,795         10,555
                                              ----------     ----------

Net earnings                                  $   16,060     $   15,188
                                              ==========     ==========

Earnings per share:
  Basic                                       $      .45     $      .42
  Diluted                                            .45            .42

Average shares outstanding (thousands):
  Basic                                           35,705         35,814
  Diluted                                         35,808         35,953

Dividends per share                           $      .24     $      .23


See accompanying Notes to Financial Statements.




                    KELLY SERVICES, INC. AND SUBSIDIARIES

           BALANCE SHEETS AS OF APRIL 2, 2000 AND JANUARY 2, 2000
                          (In thousands of dollars)


ASSETS                                              2000          1999
                                                -----------    -----------
CURRENT ASSETS:                                 (UNAUDITED)
  Cash and equivalents                          $    51,975    $    54,032
  Short-term investments                              3,340          6,018
  Accounts receivable, less allowances of
    $13,605 and $13,575, respectively               601,122        602,485
  Prepaid expenses and other current assets          21,902         22,801
  Deferred taxes                                     51,857         50,832
                                                -----------    -----------
  Total current assets                              730,196        736,168

PROPERTY AND EQUIPMENT:
  Land and buildings                                 49,832         49,458
  Equipment, furniture and
    leasehold improvements                          240,992        231,654
  Accumulated depreciation                         (100,872)       (94,112)
                                                -----------    -----------
  Total property and equipment                      189,952        187,000

INTANGIBLES AND OTHER ASSETS                        114,400        110,523
                                                -----------    -----------

TOTAL ASSETS                                    $ 1,034,548    $ 1,033,691
                                                ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                         $    41,671    $    47,210
  Accounts payable                                   56,212         73,516
  Payroll and related taxes                         239,491        215,706
  Accrued insurance                                  63,238         65,881
  Income and other taxes                             52,572         49,005
                                                -----------    -----------
  Total current liabilities                         453,184        451,318

STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value
    Class A common stock, shares issued
    36,606,440 in 2000 and 36,602,210
    in 1999                                          36,606         36,602
    Class B common stock, shares issued
    3,509,426 in 2000 and 3,513,656
    in 1999                                           3,510          3,514
  Treasury stock, at cost
    Class A common stock, 4,396,559 shares
    in 2000 and 4,234,524 shares in 1999            (84,888)       (80,538)
    Class B common stock, 7,767 shares in
    2000 and 1999                                      (248)          (248)
  Paid-in capital                                    16,167         15,761
  Earnings invested in the business                 631,067        623,564
  Accumulated foreign currency adjustments          (20,850)       (16,282)
                                                -----------    -----------

  Total stockholders' equity                        581,364        582,373
                                                -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 1,034,548    $ 1,033,691
                                                ===========    ===========


See accompanying Notes to Financial Statements.



                    KELLY SERVICES, INC. AND SUBSIDIARIES

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                          (In thousands of dollars)


                                                       13 Weeks Ended
                                                 -----------------------------
                                                 April 2, 2000   April 4, 1999
                                                 -------------  --------------
Capital Stock
   Class A common stock
      Balance at beginning of period               $  36,602      $  36,541
      Conversions from Class B                             4           --
                                                   ---------      ---------
      Balance at end of period                        36,606         36,541

   Class B common stock
      Balance at beginning of period                   3,514          3,575
      Conversions to Class A                              (4)          --
                                                   ---------      ---------
      Balance at end of period                         3,510          3,575

Treasury Stock
   Class A common stock
      Balance at beginning of period                 (80,538)       (81,669)
      Treasury stock issued for acquisition              164           --
      Purchase of treasury stock                      (5,614)          --
      Exercise of stock options, restricted
        stock awards and other                         1,100            589
                                                   ---------      ---------
      Balance at end of period                       (84,888)       (81,080)

   Class B common stock
      Balance at beginning of period                    (248)          (248)
                                                   ---------      ---------
      Balance at end of period                          (248)          (248)

Paid-in Capital
      Balance at beginning of period                  15,761         14,844
      Treasury stock issued for acquisition               39           --
      Exercise of stock options, restricted
        stock awards and other                           367            361
                                                   ---------      ---------
      Balance at end of period                        16,167         15,205

Earnings Invested in the Business
      Balance at beginning of period                 623,564        572,517
      Net earnings                                    16,060         15,188
      Dividends                                       (8,557)        (8,237)
                                                   ---------      ---------
      Balance at end of period                       631,067        579,468

Accumulated Foreign Currency Adjustments
      Balance at beginning of period                 (16,282)        (7,796)
      Equity adjustment for foreign currency          (4,568)        (5,930)
                                                   ---------      ---------
      Balance at end of period                       (20,850)       (13,726)
                                                   ---------      ---------

Stockholders' Equity at end of period              $ 581,364      $ 539,735
                                                   =========      =========

Comprehensive Income
      Net earnings                                 $  16,060      $  15,188
      Other comprehensive income - Foreign
        currency adjustments                          (4,568)        (5,930)
                                                   ---------      ---------
      Comprehensive Income                         $  11,492      $   9,258
                                                   =========      =========


See accompanying Notes to Financial Statements.




                       KELLY SERVICES, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
           FOR THE 13 WEEKS ENDED APRIL 2, 2000 AND APRIL 4, 1999
                          (In thousands of dollars)


                                                         2000         1999
                                                      ---------    ---------
Cash flows from operating activities:
   Net earnings                                       $  16,060    $  15,188
   Noncash adjustments:
     Depreciation and amortization                        9,625        8,129
     Increase in accounts receivable, net                (4,180)     (10,634)
     Changes in certain working capital components       12,552       26,764
                                                      ---------    ---------

        Net cash from operating activities               34,057       39,447
                                                      ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                 (12,821)     (15,224)
   Proceeds from sales and maturities of
     short-term investments                             278,782      298,598
   Purchases of short-term investments                 (276,104)    (298,819)
   Increase in other assets                              (4,796)      (3,455)
   Acquisition of companies, net of cash received        (1,534)      (2,205)
                                                      ---------    ---------

        Net cash from investing activities              (16,473)     (21,105)
                                                      ---------    ---------

Cash flows from financing activities:
   (Decrease) increase in short-term borrowings          (5,539)       4,466
   Dividend payments                                     (8,545)      (8,237)
   Purchase of treasury stock                            (5,614)        --
   Stock options and other                                   57            9
                                                      ---------    ---------

        Net cash from financing activities              (19,641)      (3,762)
                                                      ---------    ---------

Net change in cash and equivalents                       (2,057)      14,580
Cash and equivalents at beginning of period              54,032       59,799
                                                      ---------    ---------

Cash and equivalents at end of period                 $  51,975    $  74,379
                                                      =========    =========

See accompanying Notes to Financial Statements.




                    KELLY SERVICES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                          (In thousands of dollars)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 2, 2000 (the 1999 consolidated financial statements).

2.  Segment Disclosures

The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week periods ended April 2, 2000 and April 4, 1999. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.


                                               13 Weeks Ended
                                            2000             1999
                                        -----------      -----------

Sales:
U.S. Commercial Staffing                $   549,666      $   551,703
PTSA                                        257,546          227,950
International                               272,857          246,306
                                        -----------      -----------

   Consolidated Total                   $ 1,080,069      $ 1,025,959
                                        ===========      ===========

Earnings from Operations:
U.S. Commercial Staffing                $    42,323      $    44,183
PTSA                                         15,742           12,197
International                                 5,094            4,291
Corporate                                   (36,591)         (35,079)
                                        -----------      -----------

   Consolidated Total                   $    26,568      $    25,592
                                        ===========      ===========


3. Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at April 2, 2000 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at April 2, 2000.




                    KELLY SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (UNAUDITED)
                          (In thousands of dollars)


4.  Earnings Per Share

The reconciliations of earnings per share computations for the 13-week periods ended April 2, 2000 and April 4, 1999 were as follows:

                                                         13 Weeks Ended
                                                         2000       1999
                                                        ------     ------

Net earnings                                           $16,060    $15,188
                                                       =======    =======

Determination of shares (thousands):
      Weighted average common
      shares outstanding                                35,705     35,814
Effect of dilutive securities:
      Stock options                                          2         18
      Restricted and performance awards and other          101        121
                                                       -------    -------
Weighted average common shares
      outstanding - assuming dilution                   35,808     35,953
                                                       =======    =======

Earnings per share - basic                             $   .45    $   .42
Earnings per share - assuming dilution                 $   .45    $   .42






Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations:
First Quarter

Sales of services in the first quarter of 2000 were $1.080 billion, an increase of 5.3% from the same period in 1999. Sales performance in the U.S. Commercial Staffing segment was slightly negative. Tightness in the U.S. labor market continues to be the principal constraint on growth in this segment. Professional, Technical and Staffing Alternatives (PTSA) sales grew by 13.0% while International sales grew by 10.8% as compared to the first quarter of 1999.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 5.3% in the first quarter as compared to the same period in 1999. Direct wage costs have increased from 1999 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $188.0 million was 4.9% higher than the first quarter of 1999, and gross profit as a percentage of sales was 17.4% in 2000 and 17.5% in 1999. This reflected a small decrease in the gross profit rate of both the U.S. Commercial Staffing and International segments.

Selling, general and administrative expenses were $161.4 million in the first quarter, an increase of 5.1% over the same period in 1999. Expenses averaged 14.9% of sales as compared to 15.0% in last year's first quarter. This quarter benefited from the elimination of Y2K expenses, partially offset by increased depreciation expense.

Earnings from operations of $26.6 million were 3.8% greater than the first quarter of 1999. Net interest income of $0.3 million almost doubled as compared to the first quarter of 1999. The increase is attributable to higher average U.S. interest rates earned on the Company's cash balances, combined with lower short-term borrowings this year.

Earnings before income taxes were $26.9 million, an increase of 4.3%, compared to pretax earnings of $25.7 million earned for the same period in 1999. Income taxes were 40.2% of pretax income in the first quarter of 2000 and 41.0% in the first quarter of 1999.

Net earnings were $16.1 million in the first quarter of 2000, an increase of 5.7% over the first quarter of 1999. Basic and diluted earnings per share were $.45 compared to $.42 in the same period last year, a 7.1% increase.

Financial Condition

Assets totaled $1,034.5 million at April 2, 2000, an increase of 0.1% over the $1,033.7 million at January 2, 2000. Working capital decreased $7.8 million during the three-month period. The current ratio was 1.6 at April 2, 2000 and January 2, 2000.

During the first three months of 2000, net cash from operating activities was $34.1 million, a decrease of 13.7% from the comparable period in 1999. This decrease resulted principally from a decrease in the accounts payable balance offset by a containment on the growth in the accounts receivable balance. The Company's global day's sales outstanding for the 13-week period improved to 51 days, as compared to 52 days for the same period last year.

Capital expenditures of $12.8 million in 2000 decreased somewhat from the $15.2 million spent during the same period of 1999. Of the total, the majority related to Information Technology investments. Specifically, capital expenditures related to the branch automation and Oracle projects totaled approximately $9.8 million, or nearly 75% of total capital expenditures. Annual capital expenditures are projected to total $65 million this year, a decline from the $77 million spent in 1999.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.24 per share in the first quarter of 2000. This represents a 4.3% increase compared to a dividend rate of $.23 per share in the first quarter of 1999.

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

New Accounting Standard

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Pursuant to SAB 101A, which amends SAB 101, the Company is required to adopt SAB 101 in the second quarter of fiscal 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

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





Companies for which this report is filed are:

           Kelly Services, Inc. and its subsidiaries:
              Kelly Assisted Living Services, Inc.
              Kelly Properties, Inc.
              Kelly Services (Canada), Ltd.
              Kelly Services (UK), Ltd.
              Kelly Services (Ireland), Ltd.
              Kelly Services (Australia), Ltd.
              Kelly Services (New Zealand), Ltd.
              Kelly Services (Nederland), B.V.
              Kelly Services of Denmark, Inc.
              Kelly de Mexico, S.A. de C.V.
              Kelly Services Norge A.S.
              KSI Acquisition Corp.
              Kelly Staff Leasing, Inc.
              Kelly Services (Suisse) Holding S.A.
              Kelly Professional Services (France), Inc.
              Kelly Services France S.A.
              Competences RH S.A.R.L.
              Kelly Services Luxembourg S.A.R.L.
              Kelly Services Italia Srl
              Kelly Services Iberia Holding Company, S.L.
              Kelly Services Empleo Empresa de Trabajo Temporal, S.L.
              Kelly Services Seleccion y Formacion, S.L.
              Kelly Services CIS, Inc.
              ooo Kelly Services
              Kelly Services (Societa di fornitura di lavaro temporaneo) SpA Kelly Services Interim, S.A.
              Kelly Services Deutschland GmbH
              Kelly Services Consulting GmbH
              Kelly Services Interim (Belgium) S.A., N.V.
              Kelly Services Select (Belgium) S.A., N.V.
              Kelly Services Sverige A.B.
              LabStaff Pty. Ltd.
              HTM Group
              Interim Job S.A.R.L.
              Expertos en Trabajo E.T.T., S.L.





                   PART II. OTHER INFORMATION AND SIGNATURE




Item 2.  Changes in Securities.

         In February, 1999, the Company signed an acquisition agreement (the "Agreement") for the acquisition of all of the common stock of Help Holding AB. The Agreement provided for partial payment to be made in installments. Pursuant to the Agreement, the first installment, paid in March, 2000, consisted of 8,506 shares of Class A non-voting common stock. The shares were issued to the former owner of the acquired company, and the issuance of such shares was exempt from the registration requirement of the Securities Act of 1933, as amended, by reason of Section 4(2) of that Act and Regulation D thereunder, because they were issued in a transaction that did not involve a public offering, were not acquired with a view to their further distribution and are subject to appropriate restrictions on resale. Two additional installments shall be paid in cash pursuant to the Agreement on March 31, 2001 and March 31, 2002.


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

Date:  May 15, 2000



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

27          Financial Data Schedule for three months ended
            April 2, 2000.                                             2