Form 10-Q
period 2000-07-02
KELLY SERVICES INC
filed 2000-08-15
CIK 55135

Index to Exhibits on page 14

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-1088

KELLY SERVICES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	38-1510762

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 WEST BIG BEAVER ROAD, TROY, MICHIGAN 48084

(Address of principal executive offices)
(Zip Code)

(248) 362-4444

(Registrant’s telephone number, including area code)

No Change

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
Yes  X      No

At August 4, 2000, 32,228,477 shares of Class A and 3,497,509 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Statements of Earnings	3

Balance Sheets	4

Statements of Stockholders’ Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	9

PART II. OTHER INFORMATION AND SIGNATURE

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 6. Exhibits and Reports on Form 8-K	12

Signature	13

Index to Exhibits Required by Item 601, Regulation S-K	14

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended

	July 2, 2000	July 4, 1999	July 2, 2000	July 4, 1999

Sales of services	$1,106,740	$1,066,783	$2,186,809	$2,092,742

Cost of services	909,731	876,809	1,801,826	1,723,637

Gross profit	197,009	189,974	384,983	369,105

Selling, general and administrative expenses	160,342	154,841	321,748	308,380

Earnings from operations	36,667	35,133	63,235	60,725

Interest (expense) income, net	(167)	11	120	162

Earnings before income taxes	36,500	35,144	63,355	60,887

Income taxes	14,675	14,410	25,470	24,965

Net earnings	$21,825	$20,734	$37,885	$35,922

Earnings per share:

Basic	$.61	$.58	$1.06	$1.00

Diluted	.61	.58	1.06	1.00

Average shares outstanding (thousands):

Basic	35,714	35,842	35,709	35,828

Diluted	35,779	36,002	35,777	35,973

Dividends per share	$.25	$.24	$.49	$.47

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS AS OF JULY 2, 2000 AND JANUARY 2, 2000
(In thousands of dollars)

ASSETS	2000	1999

CURRENT ASSETS:	(UNAUDITED )

Cash and equivalents	$36,155	$54,032

Short-term investments	6,468	6,018

Accounts receivable, less allowances of $13,616 and $13,575, respectively	634,440	602,485

Prepaid expenses and other current assets	19,990	22,801

Deferred taxes	51,787	50,832

Total current assets	748,840	736,168

PROPERTY AND EQUIPMENT:

Land and buildings	50,855	49,458

Equipment, furniture and leasehold improvements	249,716	231,654

Accumulated depreciation	(109,321)	(94,112)

Total property and equipment	191,250	187,000

INTANGIBLES AND OTHER ASSETS	117,369	110,523

TOTAL ASSETS	$1,057,459	$1,033,691

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings	$44,627	$47,210

Accounts payable	65,555	73,516

Payroll and related taxes	247,051	215,706

Accrued insurance	63,222	65,881

Income and other taxes	44,919	49,005

Total current liabilities	465,374	451,318

STOCKHOLDERS’ EQUITY:

Capital stock, $1 par value Class A common stock, shares issued 36,609,040 in 2000 and 36,602,210 in 1999	36,609	36,602

Class B common stock, shares issued 3,506,826 in 2000 and 3,513,656 in 1999	3,507	3,514

Treasury stock, at cost Class A common stock, 4,391,571 shares in 2000 and 4,234,524 shares in 1999	(84,792)	(80,538)

Class B common stock, 9,317 shares in 2000 and 7,767 shares in 1999	(284)	(248)

Paid-in capital	16,212	15,761

Earnings invested in the business	643,965	623,564

Accumulated foreign currency adjustments	(23,132)	(16,282)

Total stockholders’ equity	592,085	582,373

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,057,459	$1,033,691

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands of dollars)

	13 Weeks Ended		26 Weeks Ended

	July 2, 2000	July 4, 1999	July 2, 2000	July 4, 1999

Capital Stock
Class A common stock

Balance at beginning of period	$36,606	$36,541	$36,602	$36,541

Conversions from Class B	3	7	7	7

Balance at end of period	36,609	36,548	36,609	36,548

Class B common stock
Balance at beginning of period	3,510	3,575	3,514	3,575

Conversions to Class A	(3)	(7)	(7)	(7)

Balance at end of period	3,507	3,568	3,507	3,568

Treasury Stock
Class A common stock

Balance at beginning of period	(84,888)	(81,080)	(80,538)	(81,669)

Treasury stock issued for acquisition	—	—	164	—

Purchase of treasury stock	—	—	(5,614)	—

Exercise of stock options, restricted stock awards and other	96	445	1,196	1,034

Balance at end of period	(84,792)	(80,635)	(84,792)	(80,635)

Class B common stock
Balance at beginning of period	(248)	(248)	(248)	(248)

Purchase of treasury stock	(36)	—	(36)	—

Balance at end of period	(284)	(248)	(284)	(248)

Paid-in Capital
Balance at beginning of period	16,167	15,205	15,761	14,844

Treasury stock issued for acquisition	—	—	39	—

Exercise of stock options, restricted stock awards and other	45	243	412	604

Balance at end of period	16,212	15,448	16,212	15,448

Earnings Invested in the Business
Balance at beginning of period	631,067	579,468	623,564	572,517

Net earnings	21,825	20,734	37,885	35,922

Dividends	(8,927)	(8,603)	(17,484)	(16,840)

Balance at end of period	643,965	591,599	643,965	591,599

Accumulated Foreign Currency Adjustments
Balance at beginning of period	(20,850)	(13,726)	(16,282)	(7,796)

Equity adjustment for foreign currency	(2,282)	(3,403)	(6,850)	(9,333)

Balance at end of period	(23,132)	(17,129)	(23,132)	(17,129)

Stockholders’ Equity at end of period	$592,085	$549,151	$592,085	$549,151

Comprehensive Income
Net earnings	$21,825	$20,734	$37,885	$35,922

Other comprehensive income — Foreign currency adjustments	(2,282)	(3,403)	(6,850)	(9,333)

Comprehensive Income	$19,543	$17,331	$31,035	$26,589

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE 26 WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999
(In thousands of dollars)

	2000	1999

Cash flows from operating activities:

Net earnings	$37,885	$35,922

Noncash adjustments:

Depreciation and amortization	19,308	16,066

Increase in accounts receivable, net	(40,837)	(38,131)

Changes in certain working capital components	26,345	44,586

Net cash from operating activities	42,701	58,443

Cash flows from investing activities:

Capital expenditures	(24,007)	(36,604)

Proceeds from sales and maturities of short-term investments	532,384	489,223

Purchases of short-term investments	(532,834)	(482,864)

Increase in other assets	(8,951)	(7,627)

Acquisition of companies, net of cash received	(1,534)	(3,275)

Net cash from investing activities	(34,942)	(41,147)

Cash flows from financing activities:

Decrease in short-term borrowings	(2,583)	(2,764)

Dividend payments	(17,460)	(16,840)

Purchase of treasury stock	(5,650)	—

Stock options and other	57	445

Net cash from financing activities	(25,636)	(19,159)

Net change in cash and equivalents	(17,877)	(1,863)

Cash and equivalents at beginning of period	54,032	59,799

Cash and equivalents at end of period	$36,155	$57,936

      See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands of dollars)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2000 (the 1999 consolidated financial statements).

2. Segment Disclosures
The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 26-week periods ended July 2, 2000 and July 4, 1999. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended		26 Weeks Ended

	2000	1999	2000	1999

Sales:

U.S. Commercial Staffing	$574,995	$563,387	$1,124,661	$1,115,090

PTSA	260,088	235,677	517,634	463,627

International	271,657	267,719	544,514	514,025

Consolidated Total	$1,106,740	$1,066,783	$2,186,809	$2,092,742

Earnings from Operations:

U.S. Commercial Staffing	$47,729	$48,799	$90,052	$92,982

PTSA	16,461	13,839	32,203	26,036

International	7,493	7,313	12,587	11,604

Corporate	(35,016)	(34,818)	(71,607)	(69,897)

Consolidated Total	$36,667	$35,133	$63,235	$60,725

3. Contingencies
The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at July 2, 2000 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at July 2, 2000.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)
(UNAUDITED)
(In thousands of dollars)

4. Earnings Per Share
The reconciliations of earnings per share computations for the 13-week and 26-week periods ended July 2, 2000 and July 4, 1999 were as follows:

	13 Weeks Ended		26 Weeks Ended

	2000	1999	2000	1999

Net earnings	$21,825	$20,734	$37,885	$35,922

Determination of shares (thousands):

Weighted average common shares outstanding	35,714	35,842	35,709	35,828

Effect of dilutive securities:

Stock options	—	49	—	32

Restricted and performance awards and other	65	111	68	113

Weighted average common shares
outstanding — assuming dilution	35,779	36,002	35,777	35,973

Earnings per share — basic	$.61	$.58	$1.06	$1.00

Earnings per share — assuming dilution	$.61	$.58	$1.06	$1.00

Item 2. Management’s Discussion and Analysis of Results of Operations and
              Financial Condition.

Results of Operations:
Second Quarter
Sales of services in the second quarter of 2000 were $1.107 billion, an increase of 3.7% from the same period in 1999. Sales in the U.S. Commercial Staffing segment grew by 2.1%, while Professional, Technical and Staffing Alternatives (PTSA) sales grew by 10.4% compared to last year. International sales grew by 1.5% as compared to the second quarter of 1999. The impact of unfavorable foreign currency translation on revenue was significant.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 3.8% in the second quarter as compared to the same period in 1999. Direct wage costs have increased from 1999 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $197.0 million was 3.7% higher than the second quarter of 1999, and gross profit as a percentage of sales was 17.8% in 2000 and 1999. This reflected a small increase in the gross profit rate of the Company’s professional, technical and international businesses, offset by a small decrease in the U.S. Commercial Staffing segment.

Selling, general and administrative expenses were $160.3 million in the second quarter, an increase of 3.6% over the same period in 1999. Expenses averaged 14.5% of sales in 2000 and 1999. Compared to last year, the elimination of Y2K expenses essentially offset the increase in depreciation expense.

Earnings from operations of $36.7 million were 4.4% greater than the second quarter of 1999. Net interest expense was $167 thousand, compared to last year’s net interest income of $11 thousand. The swing is attributable primarily to lower cash balances than last year.

Earnings before income taxes were $36.5 million, an increase of 3.9%, compared to pretax earnings of $35.1 million earned for the same period in 1999. Income taxes were 40.2% of pretax income in the second quarter of 2000 and 41.0% in the second quarter of 1999.

Net earnings were $21.8 million in the second quarter of 2000, an increase of 5.3% over the second quarter of 1999. Basic and diluted earnings per share were $.61, an increase of 5.2% as compared to $.58 in the same period last year.

Year-to-Date
Sales of services totaled $2.187 billion during the first six months of 2000, an increase of 4.5% over 1999. Sales in the U.S. Commercial Staffing segment grew by 0.9%, while Professional, Technical and Staffing Alternatives (PTSA) sales grew by 11.6% compared to last year. International sales grew by 5.9% as compared to the first six months of 1999. The strong U.S. dollar significantly weakened translated sales for the international segment.

Cost of services of $1.802 billion was 4.5% higher than last year, reflecting volume growth and increases in payroll rates due to strong demand for labor worldwide.

Gross profit increased 4.3% in 2000 due to increased sales. The gross profit rate was 17.6% for the first six months of 2000 and 1999. This reflected a modest increase in the gross profit rate of the Company’s professional and technical business, and consistent results in the U.S. Commercial Staffing and International segments.

Selling, general and administrative expenses of $321.7 million were 4.3% higher than last year. The expense rate was 14.7% of sales in 2000 and 1999. Compared to last year, the elimination of Y2K expenses again was largely offset by increased depreciation.

Earnings before taxes were $63.4 million, an increase of 4.1% over 1999. These earnings averaged a pretax margin of 2.9% in the first six months of 2000 and 1999. Income taxes were 40.2% of pretax earnings in the first six months of 2000 and 41.0% in 1999.

Net earnings were $37.9 million or 5.5% above the first six months of 1999. Basic and diluted earnings per share were $1.06, an increase of 6.0% as compared to $1.00 in the first six months of 1999.

Financial Condition
Assets totaled $1,057.5 million at July 2, 2000, an increase of 2.3% over the $1,033.7 million at January 2, 2000. Working capital decreased $1.4 million during the six-month period. The current ratio was 1.6 at July 2, 2000 and January 2, 2000.

During the first six months of 2000, net cash from operating activities was $42.7 million, a decrease of 26.9% from the comparable period in 1999. This decrease resulted principally from a decrease in the growth of the payroll and related taxes liability balances. The Company’s global day’s sales outstanding for the 26-week period was 53 days in 2000 and 1999.

Capital expenditures for the first six months totaled $24.0 million, a planned decrease from the $36.6 million spent during the same period of 1999. Of the total, over 75% related to information technology investments. Annual capital expenditures are projected to total between $55 to $60 million this year, a planned decrease from the $77 million spent in 1999.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.25 per share in the second quarter of 2000. This represents a 4.2% increase compared to a dividend rate of $.24 per share in the second quarter of 1999.

The Company’s financial position continues to be strong. This strength will allow it to continue to aggressively pursue growth opportunities, while supporting current operations.

Market Risk-Sensitive Instruments And Positions
The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. Foreign currency exchange risk is mitigated by the usage of the Company’s multi-currency line of credit. This credit facility can be used to borrow in local currencies that can mitigate the exchange rate risk resulting from foreign currency-denominated assets fluctuating in relation to the U.S. dollar.

The Company’s holdings and positions in market risk-sensitive instruments do not subject the Company to material risk exposures.

New Accounting Standards
In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Pursuant to SAB 101B, which amends SAB 101 and SAB101A, the Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company’s operations or financial position.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This interpretation is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 15, 1998. Management does not expect the adoption of FIN 44 to have a material effect on the Company’s operations or financial position.

Forward-Looking Statements
Except for the historical statements and discussions contained herein, statements contained in this report relate to future events that are subject to risks and uncertainties, such as: competition, changing market and economic conditions, currency fluctuations, changes in laws and regulations, the Company’s ability to effectively implement and manage its information technology programs and other factors discussed in the report and in the Company’s filings with the Securities and Exchange Commission. Actual results may differ materially from any projections contained herein.

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
        oooKelly Services
        Kelly Services (Societa di fornitura di lavaro temporaneo) SpA
        Kelly Services Interim, S.A.
        Kelly Services Deutschland GmbH
        Kelly Services Consulting GmbH
        Kelly Services Interim (Belgium) S.A., N.V.
        Kelly Services Select (Belgium) S.A., N.V.
        Kelly Services Sverige A.B.
        LabStaff Pty. Ltd.
        HTM Group
        Interim Job S.A.R.L.

PART II. OTHER INFORMATION AND SIGNATURE

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of registrant was held May 15, 2000.

(b)	The nominees for director, as listed in the Company’s proxy statement dated April 14, 2000, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c)	A brief description and the results of the matters voted upon at the meeting follow.

(1)	Election of the following directors:

	Shares Voted	Shares Voted
	"For"	"Abstain"

M. A. Fay	3,430,647	4,828

C. V. Fricke	3,431,794	3,681

V. G. Istock	3,431,480	3,995

(2)	Approval of amendment to the Performance Incentive Plan increasing the maximum number of awardable shares:

Shares voted “For”	3,308,378

Shares voted “Withhold”	126,197

Shares voted “Abstain”	900

(3)	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors:

Shares voted “For”	3,433,304

Shares voted “Withhold”	1,038

Shares voted “Abstain”	1,133

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 14 of this filing.

(b)	No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 14, 2000

/s/ William K. Gerber William K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No	Description	Document

4	Rights of security holders are defined in
Articles Fourth, Fifth, Seventh, Eighth,
Ninth, Tenth, Eleventh, Twelfth, Thirteenth,
Fourteenth and Fifteenth of the Certificate
of Incorporation. (Reference is made to
Exhibit 3.2 to the Form 10-Q for the quarterly
period ended June 30, 1996, filed with the
Commission in August, 1996, which is incorporated
herein by reference).

10	Amendment to Kelly Services, Inc. Performance
Incentive Plan, as amended and restated in 1996.
(Reference is made to Exhibit A to the Definitive
Proxy for the fiscal year ended January 2, 2000,
filed with the Commission in April, 2000, which is
incorporated herein by reference).

27	Financial Data Schedule for six months ended July 2, 2000.	2