Form 10-Q
period 2000-10-01
KELLY SERVICES INC
filed 2000-11-14
CIK 55135

                          Index to Exhibits on page 14


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 0-1088


                              KELLY SERVICES, INC.
      ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                       38-1510762
-------------------------------------------             -----------------------
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)


                 999 WEST BIG BEAVER ROAD, TROY, MICHIGAN 48084
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (248) 362-4444
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
     -----------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X      No
            -----      -----

At November 3, 2000, 32,238,678 shares of Class A and 3,495,009 shares of Class B common stock of the Registrant were outstanding.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                      KELLY SERVICES, INC. AND SUBSIDIARIES

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (In thousands of dollars except per share data)


                                      13 Weeks Ended                39 Weeks Ended
                                 -------------------------    ---------------------------
                                 October 1,     October 3,     October 1,      October 3,
                                    2000           1999           2000           1999
                                 ----------     ----------     ----------     ----------
Sales of services                $1,154,480     $1,092,002     $3,341,289     $3,184,744

Cost of services                    948,683        893,900      2,750,509      2,617,537
                                 ----------     ----------     ----------     ----------

Gross profit                        205,797        198,102        590,780        567,207

Selling, general and
  administrative expenses           162,017        155,390        483,765        463,770
                                 ----------     ----------     ----------     ----------

Earnings from operations             43,780         42,712        107,015        103,437

Interest expense, net                   297            309            177            147
                                 ----------     ----------     ----------     ----------

Earnings before income taxes         43,483         42,403        106,838        103,290

Income taxes                         17,480         17,385         42,950         42,350
                                 ----------     ----------     ----------     ----------

Net earnings                     $   26,003     $   25,018     $   63,888     $   60,940
                                 ==========     ==========     ==========     ==========

Earnings per share:
  Basic                          $      .73     $      .70     $     1.79     $     1.70
  Diluted                               .73            .69           1.78           1.69

Average shares outstanding
  (thousands):
  Basic                              35,728         35,868         35,716         35,842
  Diluted                            35,840         36,060         35,807         36,000

Dividends per share              $      .25     $      .24     $      .74     $      .71

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

            BALANCE SHEETS AS OF OCTOBER 1, 2000 AND JANUARY 2, 2000
                           (In thousands of dollars)

ASSETS                                                    2000             1999
------                                                 -----------      -----------
CURRENT ASSETS:                                        (UNAUDITED)
  Cash and equivalents                                 $    69,092      $    54,032
  Short-term investments                                     3,979            6,018
  Accounts receivable, less allowances of
    $13,667 and $13,575, respectively                      640,790          602,485
  Prepaid expenses and other current assets                 21,870           22,801
  Deferred taxes                                            50,882           50,832
                                                       -----------      -----------
  Total current assets                                     786,613          736,168

PROPERTY AND EQUIPMENT:
  Land and buildings                                        51,472           49,458
  Equipment, furniture and
    leasehold improvements                                 257,712          231,654
  Accumulated depreciation                                (116,648)         (94,112)
                                                       -----------      -----------
  Total property and equipment                             192,536          187,000

INTANGIBLES AND OTHER ASSETS                               134,740          110,523
                                                       -----------      -----------

TOTAL ASSETS                                           $ 1,113,889      $ 1,033,691
                                                       ===========      ===========


LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                $    53,512      $    47,210
  Accounts payable                                          79,600           73,516
  Payroll and related taxes                                260,781          215,706
  Accrued insurance                                         65,486           65,881
  Income and other taxes                                    51,367           49,005
                                                       -----------      -----------
  Total current liabilities                                510,746          451,318

STOCKHOLDERS' EQUITY:
  Capital stock, $1 par value
    Class A common stock, 36,609,040 shares issued
    in 2000 and 36,602,210 in 1999                          36,609           36,602
    Class B common stock, 3,506,826 shares issued
    in 2000 and 3,513,656 in 1999                            3,507            3,514
  Treasury stock, at cost
    Class A common stock, 4,370,651 shares in 2000
    and 4,234,524 shares in 1999                           (84,387)         (80,538)
    Class B common stock, 10,817 shares in 2000
    and 7,767 shares in 1999                                  (322)            (248)
  Paid-in capital                                           16,306           15,761
  Earnings invested in the business                        661,035          623,564
  Accumulated foreign currency adjustments                 (29,605)         (16,282)
                                                       -----------      -----------

  Total stockholders' equity                               603,143          582,373
                                                       -----------      -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $ 1,113,889      $ 1,033,691
                                                       ===========      ===========

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                           13 Weeks Ended               39 Weeks Ended
                                                      -----------------------      --------------------------

                                                      October 1,    October 3,     October 1,      October 3,
                                                         2000          1999           2000            1999
                                                      ---------     ----------     ----------      ---------
Capital Stock
   Class A common stock
      Balance at beginning of period                  $  36,609      $  36,548      $  36,602      $  36,541
      Conversions from Class B                               --             12              7             19
                                                      ---------      ---------      ---------      ---------
      Balance at end of period                           36,609         36,560         36,609         36,560

   Class B common stock
      Balance at beginning of period                      3,507          3,568          3,514          3,575
      Conversions to Class A                                 --            (12)            (7)           (19)
                                                      ---------      ---------      ---------      ---------
      Balance at end of period                            3,507          3,556          3,507          3,556

Treasury Stock
  Class A common stock
      Balance at beginning of period                    (84,792)       (80,635)       (80,538)       (81,669)
      Treasury stock issued for acquisitions                358            146            522            146
      Purchase of treasury stock                             --             --         (5,614)            --
      Exercise of stock options, restricted stock
        awards and other                                     47            278          1,243          1,312
                                                      ---------      ---------      ---------      ---------
      Balance at end of period                          (84,387)       (80,211)       (84,387)       (80,211)

  Class B common stock
      Balance at beginning of period                       (284)          (248)          (248)          (248)
      Purchase of treasury stock                            (38)            --            (74)            --
                                                      ---------      ---------      ---------      ---------
      Balance at end of period                             (322)          (248)          (322)          (248)

Paid-in Capital
      Balance at beginning of period                     16,212         15,448         15,761         14,844
      Treasury stock issued for acquisitions                 73             66            112             66
      Exercise of stock options, restricted stock
        awards and other                                     21            151            433            755
                                                      ---------      ---------      ---------      ---------
      Balance at end of period                           16,306         15,665         16,306         15,665

Earnings Invested in the Business
      Balance at beginning of period                    643,965        591,599        623,564        572,517
      Net earnings                                       26,003         25,018         63,888         60,940
      Dividends                                          (8,933)        (8,609)       (26,417)       (25,449)
                                                      ---------      ---------      ---------      ---------
      Balance at end of period                          661,035        608,008        661,035        608,008

Accumulated Foreign Currency Adjustments
      Balance at beginning of period                    (23,132)       (17,129)       (16,282)        (7,796)
      Equity adjustment for foreign currency             (6,473)         4,718        (13,323)        (4,615)
                                                      ---------      ---------      ---------      ---------
      Balance at end of period                          (29,605)       (12,411)       (29,605)       (12,411)
                                                      ---------      ---------      ---------      ---------

Stockholders' Equity at end of period                 $ 603,143      $ 570,919      $ 603,143      $ 570,919
                                                      =========      =========      =========      =========

Comprehensive Income
      Net earnings                                    $  26,003      $  25,018      $  63,888      $  60,940
      Other comprehensive income - Foreign
        currency adjustments                             (6,473)         4,718        (13,323)        (4,615)
                                                      ---------      ---------      ---------      ---------
      Comprehensive Income                            $  19,530      $  29,736      $  50,565      $  56,325
                                                      =========      =========      =========      =========

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FOR THE 39 WEEKS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999
                           (In thousands of dollars)

                                                                      2000            1999
                                                                    ---------      ---------
Cash flows from operating activities:
   Net earnings                                                     $  63,888      $  60,940
   Noncash adjustments:
     Depreciation and amortization                                     28,949         24,044
     Increase in accounts receivable, net                             (52,889)       (41,602)
     Changes in certain working capital components                     63,715         42,562
                                                                    ---------      ---------

        Net cash from operating activities                            103,663         85,944
                                                                    ---------      ---------


Cash flows from investing activities:
   Capital expenditures                                               (35,155)       (60,621)
   Proceeds from sales and maturities of short-term investments       695,165        671,510
   Purchases of short-term investments                               (693,126)      (665,440)
   Increase in other assets                                            (9,933)        (9,195)
   Acquisition of companies, net of cash received                     (19,860)        (4,189)
                                                                    ---------      ---------

        Net cash from investing activities                            (62,909)       (67,935)
                                                                    ---------      ---------


Cash flows from financing activities:
   Increase in short-term borrowings                                    6,302          1,521
   Dividend payments                                                  (26,380)       (25,438)
   Purchase of treasury stock                                          (5,688)            --
   Stock options and other                                                 72            780
                                                                    ---------      ---------

        Net cash from financing activities                            (25,694)       (23,137)
                                                                    ---------      ---------

Net change in cash and equivalents                                     15,060         (5,128)
Cash and equivalents at beginning of period                            54,032         59,799
                                                                    ---------      ---------


Cash and equivalents at end of period                               $  69,092      $  54,671
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

2.  Segment Disclosures
The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 39-week periods ended October 1, 2000 and October 3, 1999. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

                                    13 Weeks Ended                    39 Weeks Ended
                                 2000             1999             2000             1999
                              -----------      -----------      -----------      -----------
Sales:
U.S. Commercial Staffing      $   603,394      $   570,692      $ 1,727,440      $ 1,685,781
PTSA                              268,905          237,034          787,154          700,662
International                     282,181          284,276          826,695          798,301
                              -----------      -----------      -----------      -----------

   Consolidated Total         $ 1,154,480      $ 1,092,002      $ 3,341,289      $ 3,184,744
                              ===========      ===========      ===========      ===========

Earnings from Operations:
U.S. Commercial Staffing      $    51,951      $    51,424      $   141,217      $   143,973
PTSA                               20,125           14,263           52,385           40,561
International                       8,596           11,359           21,183           22,963
Corporate                         (36,892)         (34,334)        (107,770)        (104,060)
                              -----------      -----------      -----------      -----------

   Consolidated Total         $    43,780      $    42,712      $   107,015      $   103,437
                              ===========      ===========      ===========      ===========

3.  Contingencies
The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at October 1, 2000 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at October 1, 2000.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                            (In thousands of dollars)


4.  Earnings Per Share
The reconciliations of earnings per share computations for the 13-week and 39-week periods ended October 1, 2000 and October 3, 1999 were as follows:


                                                      13 Weeks Ended          39 Weeks Ended
                                                     2000        1999        2000        1999
                                                    -------     -------     -------     -------
Net earnings                                        $26,003     $25,018     $63,888     $60,940
                                                    =======     =======     =======     =======

Determination of shares (thousands):
    Weighted average common
    shares outstanding                               35,728      35,868      35,716      35,842
Effect of dilutive securities:
    Stock options                                        --          71          --          42
    Restricted and performance awards and other         112         121          91         116
                                                    -------     -------     -------     -------
Weighted average common shares
    outstanding - assuming dilution                  35,840      36,060      35,807      36,000
                                                    =======     =======     =======     =======

Earnings per share - basic                          $   .73     $   .70     $  1.79     $  1.70
Earnings per share - assuming dilution              $   .73     $   .69     $  1.78     $  1.69

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations:
Third Quarter
Sales of services in the third quarter of 2000 were $1.154 billion, an increase of 5.7% from the same period in 1999. Sales in the U.S. Commercial Staffing segment grew by 5.7%, while Professional, Technical and Staffing Alternatives
(PTSA) sales grew by 13.4% compared to last year. Within the PTSA segment, science and healthcare revenue growth remained strong, at more than 15%. There was also a significant improvement in the staff leasing business unit during the quarter. International sales decreased by 0.7% as compared to the third quarter of 1999. The sales decline in International was due to the impact of unfavorable foreign currency translation as well as a slowdown in sales in the United Kingdom.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 6.1% in the third quarter as compared to the same period in 1999. Direct wage costs have increased from 1999 at a rate somewhat higher than the general inflation rate, due to strong worldwide demand for labor.

Gross profit of $205.8 million was 3.9% higher than the third quarter of 1999, and gross profit as a percentage of sales was 17.8% in 2000, which was down from the 18.1% rate in 1999. This reflected a decrease in the gross profit rate of the U.S. Commercial and International businesses, primarily due to a shift in mix of sales to our larger customers.

Selling, general and administrative expenses were $162.0 million in the third quarter, an increase of 4.3% over the same period in 1999. Expenses averaged 14.0% of sales in 2000, a 0.2% improvement versus the 14.2% rate in 1999. Compared to last year, the elimination of Y2K expenses was partially offset by an increase in depreciation expense.

Earnings from operations of $43.8 million were 2.5% greater than the third quarter of 1999. Net interest expense was $297 thousand, virtually unchanged from last year's net interest expense of $309 thousand.

Earnings before income taxes were $43.5 million, an increase of 2.5%, compared to pretax earnings of $42.4 million earned for the same period in 1999. Income taxes were 40.2% of pretax income in the third quarter of 2000 and 41.0% in the third quarter of 1999.

Net earnings were $26.0 million in the third quarter of 2000, an increase of 3.9% over the third quarter of 1999. Diluted earnings per share were $.73, an increase of 5.8% as compared to $.69 in the same period last year.

Year-to-Date
Sales of services totaled $3.341 billion during the first nine months of 2000, an increase of 4.9% over 1999. Sales in the U.S. Commercial Staffing segment grew by 2.5%, while Professional, Technical and Staffing Alternatives (PTSA) sales grew by 12.3% compared to last year. International sales grew by 3.6% as compared to the first nine months of 1999. The strong U.S. dollar significantly weakened translated sales for the International segment.

Cost of services of $2.751 billion was 5.1% higher than last year, reflecting volume growth and increases in payroll rates due to strong demand for labor worldwide.

Gross profit increased 4.2% in 2000 due to increased sales. The gross profit rate was 17.7% for the first nine months of 2000, which was slightly lower than the 17.8% rate in 1999. This reflected a modest increase in the gross profit rate of the Company's professional and technical business, offset by slightly lower rates in the U.S. Commercial Staffing and International segments.

Selling, general and administrative expenses of $483.8 million were 4.3% higher than last year. The expense rate was 14.5% of sales in 2000, slightly better than the 14.6% rate in 1999. Compared to last year, the elimination of Y2K expenses again was partially offset by increased depreciation.

Earnings before taxes were $106.8 million, an increase of 3.4% over 1999. Income taxes were 40.2% of pretax earnings in the first nine months of 2000 and 41.0% in 1999.

Net earnings were $63.9 million or 4.8% above the first nine months of 1999. Diluted earnings per share were $1.78, an increase of 5.3% as compared to $1.69 in the first nine months of 1999.

Financial Condition
Assets totaled $1.114 billion at October 1, 2000, an increase of 7.8% over the $1.034 billion at January 2, 2000. Working capital decreased $9.0 million during the nine-month period. The current ratio was 1.5 at October 1, 2000 and 1.6 at January 2, 2000.

During the first nine months of 2000, net cash from operating activities was $103.7 million, an increase of 20.6% from the comparable period in 1999. This increase resulted principally from an increase in the accounts payable balances offset by growth in accounts receivable. The Company's global day's sales outstanding for the 39-week period were 52 days in 2000, an improvement of one day over the 53 days reported in 1999.

Capital expenditures for the first nine months totaled $35 million, a planned decrease from the $61 million spent during the same period of 1999. Of the total, over 75% related to information technology investments. Annual capital expenditures are projected to total between $50 to $55 million this year, a planned decrease from the $77 million spent in 1999.

During the third quarter, the Company completed two acquisitions. The ProStaff Group, a leading Milwaukee, Wisconsin staffing company, was acquired in August. ProStaff operates under four brand names, including ProStaff Preferred, Accountants Preferred, HRfirst and Connectivity IT. This acquisition represents a significant expansion of the Company's market share in the Milwaukee area and demonstrates a commitment to growing the U.S. Commercial Staffing business. In September, the Company acquired the Business Trends Group, based in Singapore. Business Trends provides temporary and permanent placement staffing services, contract staffing and payroll administration. As a result of this acquisition, the Company will extend its coverage into Southeast Asia and add six new countries: Singapore, India, Indonesia, Malaysia, the Philippines and Thailand.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.25 per share in the third quarter of 2000. This represents a 4.2% increase compared to a dividend rate of $.24 per share in the third quarter of 1999.

During September, 2000, the Company arranged an $8.25 million one year credit facility to be used to fund its Singapore acquisition. At October 1, 2000, the outstanding balance was denominated in Singapore dollars and totaled $7.46 million at an interest rate of 3.2%.

The Company's financial position continues to be strong. This strength will allow it to continue to pursue business growth opportunities, while supporting current operations.

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

Companies for which this report is filed are:

         Kelly Services, Inc. and its subsidiaries:
            Kelly Assisted Living Services, Inc.
            Kelly Properties, Inc.
            Kelly Services (Canada), Ltd.
            Kelly Services (UK), Ltd.
            Kelly Services (Ireland), Ltd.
            Kelly Services (Australia), Ltd.
            Kelly Services (New Zealand), Ltd.
            Kelly Services (Nederland), B.V.
            Kelly Services of Denmark, Inc.
            Kelly de Mexico, S.A. de C.V.
            Kelly Services Norge A.S.
            KSI Acquisition Corp.
            Kelly Staff Leasing, Inc.
            Kelly Services (Suisse) Holding S.A.
            Kelly Professional Services (France), Inc.
            Kelly Services France S.A.
            Competences RH S.A.R.L.
            Kelly Services Luxembourg S.A.R.L.
            Kelly Services Italia Srl
            Kelly Services Iberia Holding Company, S.L.
            Kelly Services Empleo Empresa de Trabajo Temporal, S.L.
            Kelly Services Seleccion y Formacion, S.L.
            Kelly Services CIS, Inc.
            ooo Kelly Services
            Kelly Services (Societa di fornitura di lavaro temporaneo) SpA Kelly Services Interim, S.A.
            Kelly Services Deutschland GmbH
            Kelly Services Consulting GmbH
            Kelly Services Interim (Belgium) S.A., N.V.
            Kelly Services Select (Belgium) S.A., N.V.
            Kelly Services Sverige A.B.
            LabStaff Pty. Ltd.
            Interim Job S.A.R.L.
            Kellament Properties, Inc.
            Kelly Services Holding (Singapore) Pte. Ltd.
            Business Trends Pte. Ltd.
            BTI Consultants Pte. Ltd.
            Agensi Pekerjaan Business Trends Sdn. Bhd.
            Agensi Pekerjaan BTI Consultants Sdn. Bhd.

                    PART II. OTHER INFORMATION AND SIGNATURE


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

Date: November 14, 2000



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

27                Financial Data Schedule for nine months ended
                  October 1, 2000.                                       2