Form 10-K405
period 2000-12-31
KELLY SERVICES INC
filed 2001-03-27
CIK 55135

                         Index to Exhibits on page 28

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)
      For the transition period from                 to
                                     ---------------    ----------------

                         Commission file number 0-1088

                             KELLY SERVICES, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as specified in its Charter)

              Delaware                            38-1510762
      ------------------------      ------------------------------------
      (State of Incorporation)      (IRS Employer Identification Number)

   999 West Big Beaver Road, Troy, Michigan                        48084
 -------------------------------------------                     ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                                                       ---

         The aggregate market value of the Class B common stock, par value $1.00, the only class of the registrant's securities with voting rights, held by non-affiliates of the registrant on March 9, 2001, was $7,525,509 based upon the closing price of $27.13 per share.

         Registrant had 32,327,062 shares of Class A and 3,493,809 of Class B common stock, par value $1.00, outstanding as of March 15, 2001.

                      Documents Incorporated by Reference
                      -----------------------------------
         The proxy statement of the registrant with respect to the 2001 Annual Meeting of Stockholders is incorporated by reference in Part III.

         Dated:   March 27, 2001

                                    PART I
                                    ------

ITEM 1.   DESCRIPTION OF BUSINESS.

     (a) General Development of Business. Registrant, a successor to the
         -------------------------------
business established by William R. Kelly in 1946, was incorporated under the laws of Delaware on August 27, 1952. Throughout its existence, registrant has been engaged in the business of providing staffing services to customers. During the last fiscal year, registrant continued to provide staffing services to a diversified group of customers.

     Registrant completed three acquisitions during 2000. The first was the acquisition of Extra ETT in Spain, which specializes in staffing for the automotive industry and expands the Registrant's global automotive staffing services to three continents. The second was the acquisition of the ProStaff Group, a leading Milwaukee, Wisconsin staffing company. ProStaff operates under four brand names, including ProStaff Preferred, Accountants Preferred, HRfirst and Connectivity IT. The third was the acquisition of the Business Trends Group, which includes Business Trends Pte Ltd and BTI Consultants Pte Ltd, both headquartered in Singapore, with offices in Southeast Asia.

     (b) Financial Information about Industry Segments. The Company divides its
         ---------------------------------------------
operations into three segments: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. PTSA includes the following: Kelly Scientific Resources, Kelly Healthcare Resources, Kelly Assisted Living Services, Inc., Automotive Services Group, Kelly Engineering Resources, Kelly Information Technology Resources, Kelly Law Registry, Kelly Financial Resources, National Payroll Services, Kelly Management Services, Kelly Staff Leasing, Inc., Kelly Human Resource Consulting and General Contractor Services. The financial information concerning registrant is included in Item 8 in Part II of this filing.

     (c) Narrative Description of Business.
         ---------------------------------

         (i)   Principal Services Rendered. Registrant, and its subsidiaries,
               ---------------------------
which are service organizations, provide staffing services to a diversified group of customers through offices located in major cities of North America (United States, Canada, Puerto Rico, and Mexico), Europe (Belgium, Denmark, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Russia, Spain, Sweden, Switzerland and the United Kingdom) and the Asia-Pacific region (Australia, Malaysia, New Zealand, the Philippines and Singapore). These services are generally furnished under the name of Kelly Services. U.S. Commercial Staffing includes office services, merchandising, electronic assembly, light industrial, call centers and educational staffing services. PTSA includes technical skills related to engineering, information technology, scientific, accounting and finance, legal, healthcare, human resource consulting and management services. Staff leasing services are provided under the name of Kelly Staff Leasing, Inc., a wholly owned subsidiary of registrant. Home care services to those who need help with their daily living needs and personal care are furnished under the name of Kelly Assisted Living Services, Inc., which is a wholly owned subsidiary of registrant. Registrant performs these staffing services through its employees by assigning them to work on the premises of registrant's customers.

     The staffing services furnished by registrant afford economies and flexibility to its customers in meeting uneven or peak work loads caused by such predictable factors as vacations, inventories, month-end activities, special projects or new promotions and such non-predictable factors as illnesses or emergencies. When work peaks occur which cannot be handled by the customer's normal staff, the customer can temporarily supplement regular personnel by the use of registrant's services. The cost and inconvenience to the customer of hiring additional employees, including advertising, interviewing, screening, testing and training are eliminated. Also, recordkeeping is simplified because the customer pays an hourly rate, based on hours of service furnished by registrant.

     Registrant serves a wide cross-section of customers from industry, commerce, the professions, government and individuals. During recent years approximately 200,000 customers, including the largest corporations in the world, use registrant's services. There have been no significant changes in the services rendered or in the markets or methods of distribution since the beginning of registrant's fiscal year.

     Registrant operates through approximately 2,200 domestic and international offices located in North America, Europe and the Asia-Pacific region. Each office provides the services of one or more of the divisions or subsidiaries and is operated directly by the registrant.

          (ii)   New Services. There are no new industry segments that the
                 ------------
registrant is planning to enter or new service areas that will require a material investment of assets.

          (iii)  Raw Materials. Registrant is involved in a service business and
                 -------------
raw materials are nonexistent in the business.

          (iv)   Service Marks. Registrant is the owner of numerous service
                 -------------
marks, which are registered with the United States Patent and Trade Mark Office and in foreign countries.

          (v)    Seasonal Business Implications. Registrant's business is not
                 ------------------------------
seasonal.

          (vi)   Working Capital. Registrant believes there are no unusual or
                 ---------------
special working capital requirements in the staffing services industry.

          (vii)  Customers. The business of registrant and its subsidiaries is
                 ---------
not dependent upon either a single customer or a limited number of customers.

          (viii) Backlog.  Backlog of orders is not material to the business of
                 -------
registrant.

          (ix)   Government Contracts.  Although registrant conducts business
                 --------------------
under various government contracts, that portion of registrant's business is not significant.

          (x)    Competition. Registrant is one of the largest global suppliers
                 -----------
of staffing services. In the United States, there are approximately 100 national competitors, and approximately 20,000 organizations locally compete in varying degrees in different localities where registrant operates local offices. In foreign markets there are several similar levels of global, national and local competitors. The most significant competitive factors worldwide are geographic coverage, breadth of service, service quality and price.

          (xi)   Research Activities.  Registrant's expenditure for research and
                 -------------------
the number of people involved are not material.

          (xii)  Environmental Matters.  Registrant is involved in a service
                 ---------------------
business and is not generally affected by federal, state and local provisions regulating the discharge of materials into the environment.

          (xiii) Employees. Registrant and subsidiaries employ on a full time
                 ---------
basis approximately 1,400 persons at its headquarters in Troy, Michigan, and approximately 7,700 persons in branch offices operated directly by registrant. Registrant employed in the last fiscal year approximately 770,000 men and women for temporary periods. As the employer of its temporary work force, registrant is responsible for and pays Social Security, Medicare and health care taxes, workers' compensation, unemployment compensation taxes, liability insurance and other similar costs (or their equivalents outside the United States) and is responsible for payroll deductions of Social Security, Medicare and income taxes. Although the services may be provided in the office of the registrant's customer, registrant remains the employer of its temporary employees with responsibility for their assignment and reassignment.

     (d)  Foreign Operations. For information regarding sales, earnings from
          ------------------
operations and long-lived assets by domestic and foreign operations, reference is made to the information presented in the Segment Disclosures note to the consolidated financial statements presented in Item 8 in Part II of this report.

ITEM 2.  PROPERTIES.
-------------------

     Registrant owns the premises in Troy, Michigan, from which its headquarters, subsidiaries and divisional offices are presently operated. Registrant purchased the original headquarters building in Troy, Michigan, in 1977 and has expanded operations into additional buildings that were purchased in 1991, 1997 and 2001. The combined usable floor space for the headquarters complex approximates 350,000 square feet, plus leased space nearby of 63,000 square feet. The buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use. In addition, registrant owns vacant land in Troy and northern Oakland County, Michigan, for future expansion. Registrant's branch offices are conducted from premises which are leased. A majority of the leases are for fixed terms, from one to five years. Registrant owns virtually all office furniture and equipment used in its headquarters building and branch offices.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     Claims against the registrant are not considered by management and counsel to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     There were no matters submitted to a vote of security holders in the fourth quarter of 2000.


                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS.
-------

     Kelly Services' stock is traded over-the-counter in the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                                   Per share amounts (in dollars)
                                 ------------------------------------------------------------

                                  First      Second        Third      Fourth
                                 Quarter     Quarter      Quarter     Quarter       Year
                                ----------  ----------   ----------  ----------   ----------
2000
  Class A common
     High................    $    26.25   $   25.00   $    26.88   $   29.00   $    29.00
     Low.................         23.00       22.06        22.13       20.25        20.25

  Class B common
     High................         26.75       24.13        24.81       25.50        26.75
     Low.................         22.00       22.50        24.00       24.50        22.00

  Dividends..............           .24         .25          .25         .25          .99

1999
  Class A common
     High................    $    32.50   $   32.50   $    31.63   $   30.75   $    32.50
     Low.................         24.13       25.00        25.38       22.88        22.88

  Class B common
     High................         29.38       29.75        30.88       29.88        30.88
     Low.................         28.25       26.25        23.75       24.00        23.75

  Dividends..............           .23         .24          .24         .24          .95

The number of holders of record and individual participants of the Class A and Class B common stock, par value $1.00, of registrant were 4,469 and 415, respectively, as of March 15, 2001.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

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

                                                                               (1)
(In millions except per share amounts)        2000         1999         1998         1997         1996         1995
----------------------------------------    --------     --------     --------     --------     --------     --------
Sales of services                           $4,487.3     $4,269.1     $4,092.3     $3,852.9     $3,302.3     $2,689.8
Earnings before taxes                          145.3        143.7        143.6        137.0        122.9        113.3
Net earnings                                    87.2         85.1         84.7         80.8         73.0         69.5

Per share data:
     Basic earnings per share                   2.44         2.37         2.24         2.12         1.92         1.83
     Diluted earnings per share                 2.43         2.36         2.23         2.12         1.91         1.83

Dividends per share
     Classes A and B common                     0.99         0.95         0.91         0.87         0.83         0.78

Working capital                                288.5        284.9        293.4        363.6        336.6        316.0
Total assets                                 1,089.6      1,033.7        964.2        967.2        838.9        718.7

(1)  Fiscal year included 53 weeks.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

Results of Operations
2000 versus 1999
     Sales reached a record $4.487 billion in 2000, an increase of 5.1% compared to the $4.269 billion for 1999. Sales in the U.S. Commercial Staffing segment grew by 3.8% for the full year. Sales growth improved consistently from a decrease of 0.4% in the first quarter, to 2.0%, 5.8% and 7.8% growth in the second, third and fourth quarters, respectively. Professional, Technical and Staffing Alternatives (PTSA) sales grew by 12.3% compared to last year. Within the PTSA segment, growth was particularly strong in the science, healthcare and staff leasing business units.

     The strong U.S. dollar significantly weakened translated sales for the International segment. International sales grew by 1.6% as compared to 1999. However, on a constant currency basis, international sales growth was 9.9%. International sales represented 25% of total Company sales in 2000 and 1999.

     The 2000 gross profit rate averaged 17.7%, which was 0.2% lower than the 17.9% rate earned in 1999. This reflected an increase in the gross profit rate of PTSA, offset by lower rates in the U.S. Commercial and International segments.

     Selling, general and administrative expenses expressed as a percentage of sales were 14.4% as compared to 14.6% last year. Selling, general and administrative expenses in 2000 included a pretax gain on the sale of undeveloped land of $8.6 million. Excluding the gain on the sale of land, the selling, general and administrative rate would have been 14.6%, consistent with the prior year. Additionally, the expense rate in 2000 reflected the elimination of Year 2000 Project costs, offset in part by increased depreciation expenses associated with the Company's technology investments.

     Earnings from operations totaled $145.7 million, a 1.2% increase from the $144.0 million reported for 1999. Earnings were 3.2% of sales as compared to 3.4% for 1999.

     U.S. Commercial earnings decreased 4.2% in 2000, due to a continued shift to larger corporate account business, which negatively impacted gross margins and operating earnings. U.S. Commercial gross margins may continue to decrease in 2001 as the Company pursues its strategy of shifting the customer mix to a larger proportion of large corporate and national accounts.

     PTSA earnings increased 31.0% from 1999, reflecting sales growth of 12.3%, combined with a significant gross profit rate increase and favorable expense leverage.

     International earnings decreased 33.2% from 1999, reflecting the impact of unfavorable foreign currency translation on international results. In addition, significantly lower operating results in the U.K. reflected the slowing economy and the costs associated with turnover of senior country management positions.

     Net interest expense was $409 thousand compared to $241 thousand last year. This reflected higher average borrowing levels and higher interest rates throughout the year.

     The effective income tax rate was 40.0% in 2000 as compared to 40.8% in 1999, reflecting continued reductions in the Company's consolidated state and local tax rate.

     Net earnings totaled a record $87.2 million in 2000, a 2.4% increase over 1999. The rate of return on sales was 1.9%, compared with last year's 2.0% rate. Basic earnings per share were $2.44 or 3.0% over last year. Diluted earnings per share for 2000 were $2.43, a 3.0% increase compared to $2.36 for 1999.

Results of Operations
1999 versus 1998
     Sales for the 52-week fiscal year reached $4.269 billion in 1999, an increase of 4.3% compared to the $4.092 billion for the 53-week fiscal year in 1998. Sales increased 5.6% when compared to an adjusted 52-week 1998 period. Sales in the U.S. Commercial Staffing segment declined slightly by 0.7% compared to the 53-week 1998, while PTSA sales grew by 8.4% compared to the prior year. International sales grew by 12.4% as compared to 1998. International sales represented 25% of total Company sales in 1999, as compared to 24% in 1998.

     The 1999 gross profit rate averaged 17.9%, which was consistent with the 17.9% rate earned in 1998.

     Selling, general and administrative expenses expressed as a percentage of sales were 14.6% as compared to 14.4% in 1998. The increase in expenses as a percentage of sales was attributable to the Year 2000 Project expenses and increased depreciation associated with the deployment of the Oracle finance and administration systems, and proprietary front office branch automation technology.

     Earnings from operations totaled $144.0 million, a 2.4% increase from the $140.6 million reported for the 53-week 1998. Earnings were 3.4% of sales as compared to 3.4% for the 53-week period in 1998.

     Net interest expense was $0.2 million compared to prior year's net interest income of $3.0 million. The decrease was attributable to lower cash balances than in 1998, as a result of a 30% increase in capital expenditures, and $76 million utilized in the share repurchase program, which was completed midway through the fourth quarter of 1998.

     The effective income tax rate was 40.8%, slightly lower than prior year's 41.0% rate, reflecting reductions in the Company's consolidated state and local tax rate.

     Net earnings totaled $85.1 million in 1999, a 0.5% increase over the 53-week 1998. The rate of return on sales was 2.0%, compared with prior year's 2.1% rate. Basic earnings per share were $2.37 or 5.8% over 1998. Diluted earnings per share for 1999 were $2.36, a 5.8% increase compared to $2.23 for the 53-week 1998.

Liquidity and Capital Resources
     Cash and short-term investments totaled $46 million at the end of 2000, down from $60 million at year-end 1999.

     Accounts receivable totaled $632 million at year end as compared to $602 million at year-end 1999. The global days sales outstanding were 51 days, which is consistent with 1999. Global DSO may increase in 2001 if U.S. economic growth slows.

     Short-term debt totaled $58 million, which is up from $47 million last year, primarily reflecting an acquisition in Singapore. All short-term borrowings are foreign currency denominated and provide a partial balance sheet hedge against foreign exchange fluctuations.

     The Company's working capital position was $288 million at the end of 2000, an increase of $4 million from 1999 and decrease of $5 million from 1998. The current ratio was 1.6 in 2000 and 1999 and 1.7 in 1998.

     Capital expenditures for 2000 totaled $54 million, a planned decrease from the $77 million spent in 1999. For 2001, capital expenditures are expected to total between $50 to $55 million, and will be funded primarily by cash generated from operations. In addition, in January 2001, the Company purchased a fully leased commercial office building and the underlying land at a cost of $11.8 million. The building will be used for future business expansion.

     Assets totaled $1.090 billion in 2000 compared to $1.034 billion in 1999. In 1998, assets totaled $964 million. The return on average assets was 8.2% in 2000, 8.5% in 1999 and 8.8% in 1998.

     Stockholders' equity was $623 million in 2000, which represents 7.1% growth over 1999. In 1999, stockholders' equity was 8.3% above 1998. The return on average stockholders' equity was 14.5% in 2000, 15.2% in 1999 and 15.4% in 1998. Dividends paid per common share were $.99 in 2000, an increase of 4.2% over 1999 dividends of $.95 per share. Dividends in 1998 were $.91 per share.

     The Company's financial position remains strong. The Company continues to carry no long-term debt and expects to meet its growth requirements principally through cash generated from operations.

Market Risk-Sensitive Instruments and Positions
     The Company does not hold or invest in derivative contracts. The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries. This risk is mitigated by the use of the Company's multi-currency line of credit. This credit facility is used to borrow in local currencies which mitigates the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar. In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit.

     Overall, the Company's holdings and positions in market risk-sensitive instruments do not subject the Company to material risk.

Adoption of the Euro
     A segment of the Company's information technology programs is devoted to changes necessary to deal with the introduction of a European single currency (the euro). The transition period for implementation is January 1, 1999 through January 1, 2002.

     The Company does not expect that introduction and use of the euro will result in any material effect on its results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 11 of this filing and are presented in pages 12-27.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------------------------------------------------

     None.

                                   PART III
                                   --------

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

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT.
----------------------------------------------

                                                 Served as an                   Business Experience
      Name/Office                      Age     Officer Since (1)                During Last 5 Years
------------------------               ---     -----------------          --------------------------------
Terence E. Adderley                     67            1961                Served as officer of registrant.
Chairman, President and
  Chief Executive Officer

Carl T. Camden                          46            1995                Served as officer of registrant.
Executive Vice President

William K. Gerber                       47            1998                Served as officer of registrant since
Executive Vice President and                                              April, 1998.  Prior thereto, served as
  Chief Financial Officer                                                 Vice President of Finance at The
                                                                          Limited, Inc.

Tommi A. White                          50            1993                Served as officer of registrant.
Executive Vice President

Michael L. Durik                        52            1999                Served as officer of registrant since
Senior Vice President                                                     July, 1999.  From 1993 was owner of
                                                                          MLD Management, an independent consulting firm.

Arlene Grimsley                         53            1994                Served as officer of registrant.
Senior Vice President

George M. Reardon                       53            1998                Served as officer of registrant since
Senior Vice President,                                                    June, 1998.  From 1994, served in
  General Counsel and Secretary                                           private practice in Houston, Texas.

(1) Each officer serves continuously until termination of employment or removal by the Board of Directors.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial statements -

          Report of Independent Accountants

          Statements of Earnings for the three fiscal years ended December 31, 2000

          Statements of Cash Flows for the three fiscal years ended December 31, 2000

          Balance Sheets at December 31, 2000, January 2, 2000 and January 3,
          1999

          Statements of Stockholders' Equity for the three fiscal years ended December 31, 2000

          Notes to Financial Statements

     (2)  Financial Statement Schedule -

          For the three fiscal years ended December 31, 2000:

          Schedule II - Valuation Reserves

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 28 which is incorporated herein by reference.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at December 31, 2000.

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

Date: March 27, 2001                           KELLY SERVICES, INC.
                                               --------------------
                                                   Registrant
                                          By   /s/ W. K. Gerber
                                               ----------------------
                                               W. K. Gerber
                                               Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2001                           *  T. E. Adderley
                                               ---------------------------------
                                               T. E. Adderley
                                               Chairman, President, Chief
                                                  Executive Officer and Director
                                               (Principal Executive Officer)

Date: March 27, 2001                           *  C. V. Fricke
                                               ---------------------------------
                                               C. V. Fricke
                                               Director

Date: March 27, 2001                           *  M. A. Fay, O.P.
                                               ---------------------------------
                                               M. A. Fay, O.P.
                                               Director

Date: March 27, 2001                           *  V. G. Istock
                                               ---------------------------------
                                               V. G. Istock
                                               Director

Date: March 27, 2001                           *  B. J. White
                                               ---------------------------------
                                               B. J. White
                                               Director

Date: March 27, 2001                           /s/ W. K. Gerber
                                               ---------------------------------
                                               W. K. Gerber
                                               Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer and
                                                  Principal Accounting Officer)

Date: March 27, 2001                    *By    /s/ W. K. Gerber
                                               ---------------------------------
                                               W. K. Gerber
                                               Attorney-in-Fact

                       INDEX TO FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULE

                     Kelly Services, Inc. and Subsidiaries

                                                                                                          Page Reference
                                                                                                           in Report on
                                                                                                            Form 10-K
                                                                                                          --------------
Report of Independent Accountants                                                                               12

Statements of Earnings for the three fiscal years ended December 31, 2000                                       13

Statements of Cash Flows for the three fiscal years ended December 31, 2000                                     14

Balance Sheets at December 31, 2000, January 2, 2000 and January 3, 1999                                        15

Statements of Stockholders' Equity for the three fiscal years ended December 31, 2000                           16

Notes to Financial Statements                                                                                17 - 26

Financial Statement Schedule - Schedule II - Valuation Reserves                                                 27

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Kelly Services, Inc.


In our opinion, the accompanying financial statements listed in the index on page 11 present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 31, 2000, January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 11 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Detroit, Michigan
January 23, 2001

                            STATEMENTS OF EARNINGS
                     Kelly Services, Inc. and Subsidiaries

                                                                                                         (1)
                                                             2000               1999              1998
                                                         --------------     -------------    ----------------
                                                          (In thousands of dollars except per share items)
Sales of services                                      $     4,487,291    $    4,269,113    $      4,092,251

Cost of services                                             3,694,982         3,503,052           3,360,976
                                                         --------------     -------------    ----------------

Gross profit                                                   792,309           766,061             731,275

Selling, general and
  administrative expenses (Note 3)                             646,624           622,110             590,659
                                                         --------------     -------------    ----------------

Earnings from operations                                       145,685           143,951             140,616

Interest (expense) income, net                                    (409)             (241)              2,999
                                                         --------------     -------------    ----------------

Earnings before income taxes                                   145,276           143,710             143,615

Income taxes                                                    58,100            58,600              58,900
                                                         --------------     -------------    ----------------

Net earnings                                           $        87,176    $       85,110    $         84,715
                                                         ==============     =============    ================

Basic earnings per share                               $          2.44    $         2.37    $           2.24

Diluted earnings per share                             $          2.43    $         2.36    $           2.23

Dividends per share                                    $           .99    $          .95    $            .91

Average shares outstanding
  (thousands):
  Basic                                                         35,721            35,854              37,745
  Diluted                                                       35,843            36,030              37,945

See accompanying Notes to Financial Statements.
(1)  Fiscal year included 53 weeks.

                           STATEMENTS OF CASH FLOWS
                     Kelly Services, Inc. and Subsidiaries

                                                                                                       (1)
                                                                     2000           1999           1998
                                                                   ---------      ---------      ---------
                                                                          (In thousands of dollars)
Cash flows from operating activities
   Net earnings                                                    $  87,176      $  85,110      $  84,715
   Noncash adjustments:
     Depreciation and amortization                                    39,465         36,238         28,865
     Gain on disposition of property                                  (8,567)            --             --
   Changes in certain working capital components                     (29,217)        (5,884)         2,925
                                                                   ---------      ---------      ---------

        Net cash from operating activities                            88,857        115,464        116,505


Cash flows from investing activities
   Capital expenditures                                              (54,237)       (76,696)       (59,089)
   Short-term investments                                              3,624          6,051         55,232
   Increase in other assets                                           (8,018)       (10,872)       (11,133)
   Acquisition of companies, net of cash received                    (20,923)        (5,557)        (3,385)
   Proceeds from disposition of property                              10,309             --             --
                                                                   ---------      ---------      ---------

        Net cash from investing activities                           (69,245)       (87,074)       (18,375)


Cash flows from financing activities
   Increase (decrease) in short-term borrowings                       10,629           (419)        (7,329)
   Dividend payments                                                 (35,303)       (34,041)       (34,237)
   Exercise of stock options and other                                    85            854          2,494
   Purchase of treasury stock                                         (5,737)          (551)       (75,949)
                                                                   ---------      ---------      ---------

        Net cash from financing activities                           (30,326)       (34,157)      (115,021)

Net change in cash and equivalents                                   (10,714)        (5,767)       (16,891)
Cash and equivalents at beginning of year                             54,032         59,799         76,690
                                                                   ---------      ---------      ---------

Cash and equivalents at end of year                                $  43,318      $  54,032      $  59,799
                                                                   =========      =========      =========

See accompanying Notes to Financial Statements.
(1)  Fiscal year included 53 weeks.

                                BALANCE SHEETS
                     Kelly Services, Inc. and Subsidiaries

                                                                                 2000             1999             1998
                                                                              -----------      -----------      -----------
                                                                                        (In thousands of dollars)
ASSETS
------
Current Assets
  Cash and equivalents                                                        $    43,318      $    54,032      $    59,799
  Short-term investments                                                            2,394            6,018           12,069
  Accounts receivable, less allowances of
    $13,614, $13,575 and $13,035, respectively                                    631,771          602,485          584,653
  Prepaid expenses and other current assets                                        24,903           22,801           15,012
  Deferred taxes                                                                   52,209           50,832           48,343
                                                                              -----------      -----------      -----------
  Total current assets                                                            754,595          736,168          719,876

Property and Equipment
  Land and buildings                                                               44,971           49,458           44,135
  Equipment, furniture and
    leasehold improvements                                                        253,666          231,654          179,707
  Accumulated depreciation                                                        (97,552)         (94,112)         (77,491)
                                                                              -----------      -----------      -----------
  Total property and equipment                                                    201,085          187,000          146,351

Intangibles and Other Assets                                                      133,896          110,523           98,020
                                                                              -----------      -----------      -----------

Total Assets                                                                  $ 1,089,576      $ 1,033,691      $   964,247
                                                                              ===========      ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Short-term borrowings                                                       $    57,839      $    47,210      $    47,629
  Accounts payable                                                                 69,375           73,516           79,089
  Payroll and related taxes                                                       234,807          215,706          195,670
  Accrued insurance                                                                55,272           65,881           66,830
  Income and other taxes                                                           48,814           49,005           37,265
                                                                              -----------      -----------      -----------
  Total current liabilities                                                       466,107          451,318          426,483

Stockholders' Equity
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,609,040
    at 2000, 36,602,210 at 1999 and 36,540,770 at 1998                             36,609           36,602           36,541
    Class B common stock, shares issued 3,506,826
    at 2000, 3,513,656 at 1999 and 3,575,096 at 1998                                3,507            3,514            3,575
  Treasury stock, at cost
    Class A common stock, 4,363,578 shares at 2000,
    4,234,524 shares at 1999 and 4,301,321 at 1998                                (84,251)         (80,538)         (81,669)
    Class B common stock, 12,817 shares at 2000 and
    7,767 shares at 1999 and 1998                                                    (371)            (248)            (248)
  Paid-in capital                                                                  16,371           15,761           14,844
  Earnings invested in the business                                               675,388          623,564          572,517
  Accumulated foreign currency adjustments                                        (23,784)         (16,282)          (7,796)
                                                                              -----------      -----------      -----------

  Total stockholders' equity                                                      623,469          582,373          537,764
                                                                              -----------      -----------      -----------

Total Liabilities and Stockholders' Equity                                    $ 1,089,576      $ 1,033,691      $   964,247
                                                                              ===========      ===========      ===========

See accompanying Notes to Financial Statements.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                     Kelly Services, Inc. and Subsidiaries

                                                                                                   (1)
                                                                 2000           1999           1998
                                                               ---------      ---------      ---------
                                                                      (In thousands of dollars)
Capital Stock
   Class A common stock
      Balance at beginning of year                             $  36,602      $  36,541      $  36,538
      Conversions from Class B                                         7             61              3
                                                               ---------      ---------      ---------
      Balance at end of year                                      36,609         36,602         36,541

   Class B common stock
      Balance at beginning of year                                 3,514          3,575          3,578
      Conversions to Class A                                          (7)           (61)            (3)
                                                               ---------      ---------      ---------
      Balance at end of year                                       3,507          3,514          3,575

Treasury Stock
   Class A common stock
      Balance at beginning of year                               (80,538)       (81,669)        (6,029)
      Exercise of stock options, restricted stock awards
        and other                                                  1,379          1,438            144
      Treasury stock issued for acquisitions                         522            244            102
      Purchase of treasury stock                                  (5,614)          (551)       (75,886)
                                                               ---------      ---------      ---------
      Balance at end of year                                     (84,251)       (80,538)       (81,669)

   Class B common stock
      Balance at beginning of year                                  (248)          (248)          (185)
      Purchase of treasury stock                                    (123)            --            (63)
                                                               ---------      ---------      ---------
      Balance at end of year                                        (371)          (248)          (248)

Paid-in Capital
      Balance at beginning of year                                15,761         14,844         10,980
      Exercise of stock options, restricted stock awards
         and other                                                   498            808          3,036
      Treasury stock issued for acquisitions                         112            109            828
                                                               ---------      ---------      ---------
      Balance at end of year                                      16,371         15,761         14,844

Earnings Invested in the Business
      Balance at beginning of year                               623,564        572,517        522,039
      Net earnings                                                87,176         85,110         84,715
      Dividends                                                  (35,352)       (34,063)       (34,237)
                                                               ---------      ---------      ---------
      Balance at end of year                                     675,388        623,564        572,517

Accumulated Foreign Currency Adjustments
      Balance at beginning of year                               (16,282)        (7,796)        (7,092)
      Equity adjustment for foreign currency                      (7,502)        (8,486)          (704)
                                                               ---------      ---------      ---------
      Balance at end of year                                     (23,784)       (16,282)        (7,796)
                                                               ---------      ---------      ---------

Stockholders' Equity at end of year                            $ 623,469      $ 582,373      $ 537,764
                                                               =========      =========      =========

Comprehensive Income
      Net earnings                                             $  87,176      $  85,110      $  84,715
      Other comprehensive income - Foreign
        currency adjustments                                      (7,502)        (8,486)          (704)
                                                               ---------      ---------      ---------
      Comprehensive Income                                     $  79,674      $  76,624      $  84,011
                                                               =========      =========      =========

See accompanying Notes to Financial Statements.
(1)  Fiscal year included 53 weeks.

                         NOTES TO FINANCIAL STATEMENTS
                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

1. Summary of Significant Accounting Policies

Fiscal Year. The Company's fiscal year ends on the Sunday nearest to December
31. The three most recent years ended on December 31, 2000 (2000), January 2, 2000 (1999) and January 3, 1999 (1998).

Principles of Consolidation. The financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation. Substantially all of the Company's international subsidiaries use their local currency as their functional currency. Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates. Resulting translation adjustments are reported as accumulated foreign currency adjustments in stockholders' equity.

Revenue Recognition. Revenue from sales of services is recognized as services are provided by the temporary, contract or leased employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment.

Advertising Expenses. Advertising expenses, which are expensed as incurred, were $15,800, $15,000 and $14,000 in 2000, 1999 and 1998, respectively.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Cash and Equivalents. Cash and equivalents are stated at cost, which approximates market. The Company considers securities with original maturities of three months or less to be cash and equivalents.

Property and Equipment. Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 15 to 45 years for land improvements, buildings and building improvements, 5 years for equipment, furniture and leasehold improvements and 3 to 12 years for computer hardware and software. The Company capitalizes professional fees and internal payroll costs incurred in the development of software for internal use in accordance with Statement of Position 98-1. Depreciation expense was $37,200 for 2000, $33,900 for 1999 and $25,400 for 1998.

Intangible Assets. Purchased intangible assets, other than goodwill, are valued at acquisition cost and are amortized over their respective useful lives (up to 10 years) on a straight-line basis. Goodwill derived from acquisitions is capitalized and amortized over periods ranging from 20 to 40 years. The Company periodically assesses the recoverability of its goodwill based upon projected future cash flows.

Restatements. Certain prior year amounts have been reclassified to conform with the current presentation.

2. Short-term Investments
Short-term investments are classified as available for sale and include federal, state and local government obligations of approximately 40% in 2000, 60% in 1999 and 80% in 1998. The entire short-term investments balance in 2000 and 1998 was due within one year. Short-term investments due within one year totaled $5,800 in 1999, with the balance due within two years. The carrying amounts approximate market value at December 31, 2000, January 2, 2000 and January 3, 1999.

Interest income was $2,770, $2,272 and $6,206, respectively, for the years 2000, 1999 and 1998.

                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

3. Land Sale
On October 9, 2000, the Company sold undeveloped land for $10,309. The Company recognized a pretax gain of $8,567, which is included in selling, general and administrative expenses. The proceeds from the sale of property were used on January 8, 2001 for the purchase of an office building that will be utilized by the Company for future expansion. For tax purposes, the transaction will be treated as an IRS Code Section 1031 tax-free exchange.

4. Intangibles and Other Assets
Intangibles and other assets include goodwill of $86,900, $67,900 and $64,100 at year-ends 2000, 1999 and 1998, respectively. Accumulated amortization of goodwill at 2000, 1999 and 1998 was $9,500, $7,900 and $6,900, respectively.
Goodwill and other intangible amortization expense was $2,300 in 2000 and 1999 and $3,500 in 1998.

Other assets include investments used to fund a nonqualified retirement plan and cash values of life insurance on the lives of certain officers and key employees.

5. Short-term Borrowings
The Company has a committed $100 million, five-year multi-currency revolving credit facility to be used to fund working capital, acquisitions, and for general corporate purposes. The facility expires in 2003. The interest rate applicable to borrowings under the line of credit is 20 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. Borrowings under this arrangement were $50,382, $47,210 and $47,629 at year-ends 2000, 1999 and 1998, respectively.

During September 2000, the Company arranged an $8,250 one-year credit facility to be used to fund its Singapore acquisition. At December 31, 2000, the outstanding balance totaled $7,457 at a weighted average interest rate of 3.7%.

All of the borrowings are foreign currency denominated and support the Company's international working capital position. The carrying amounts of the Company's borrowings under the lines of credit described above approximate their fair values.

Interest expense, interest payments and weighted average interest rates related to the short-term borrowings for 2000, 1999 and 1998 were as follows:

                                           2000         1999         1998
                                        ----------   ----------   ----------
       Interest expense                 $    3,179   $    2,513   $    3,207
       Interest payments                     2,672        2,567        3,956
       Weighted average interest rate          5.5%         4.6%         5.3%

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

During 2000, the Company repurchased 227,500 shares of its Class A common stock. The total value of the Class A shares repurchased was $5,614. The Company also repurchased 5,050 shares of its Class B common stock during 2000 at a total cost of $123. During December 1999, the Company repurchased 22,500 shares of its Class A common stock. The total value of the Class A shares repurchased was $551. During 1998, the Company repurchased 2,500,000 shares of its Class A common stock in negotiated transactions from the William R. Kelly Trust. The total value of the Class A shares repurchased was $75,886. In addition, the Company repurchased 1,937 Class B shares at a total cost of $63.

                      Kelly Services, Inc. and Subsidiaries
           (In thousands of dollars except share and per share items)

7. Earnings Per Share
The reconciliations of earnings per share computations for the fiscal years 2000, 1999 and 1998 were as follows:

                                                                      2000             1999             1998
                                                                  ------------     ------------     ------------
Net earnings                                                      $     87,176     $     85,110     $     84,715
                                                                  ============     ============     ============

Determination of shares (thousands):
Weighted average common shares outstanding                              35,721           35,854           37,745
Effect of dilutive securities:
      Stock options                                                          -               41               90
      Restricted and performance awards and other                          122              135              110
                                                                  ------------     ------------     ------------
Weighted average common shares outstanding -
      assuming dilution                                                 35,843           36,030           37,945
                                                                  ============     ============     ============

Earnings per share - basic                                        $       2.44     $       2.37     $       2.24

Earnings per share - assuming dilution                            $       2.43     $       2.36     $       2.23


Stock options to purchase 2,309,000, 1,162,000 and 458,000 shares of common stock at a weighted average price per share of $27.30, $31.52 and $35.17 were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

8. Supplemental Cash Flow Information
Changes in certain working capital components, as disclosed in the statements of cash flows, for the years 2000, 1999 and 1998 were as follows:

                                                            2000             1999            1998
                                                         -----------      -----------      ----------
Increase in accounts receivable                        $    (31,748)     $   (26,972)     $  (12,712)
Increase in prepaid expenses and other current               (2,997)          (9,138)         (2,277)
  assets
Increase in deferred taxes                                     (593)          (2,678)         (6,501)
Increase (decrease) in accounts payable                      (5,678)          (3,059)         16,582
Increase (decrease) in payroll and related taxes             22,208           23,614          (1,219)
Increase (decrease) in accrued insurance                    (10,590)            (924)          5,755
Increase in income and other taxes                              181           13,273           3,297
                                                         -----------      -----------      ----------

Total                                                  $    (29,217)     $    (5,884)     $    2,925
                                                         ===========      ===========      ==========

Cash flows from short-term investments for 2000, 1999 and 1998 were as follows:

                               2000           1999           1998
                             ----------    -----------    ------------
Sales/Maturities           $   937,084   $    905,326   $   1,645,815
Purchases                     (933,460)      (899,275)     (1,590,583)
                             ----------    -----------    ------------
Total                      $     3,624   $      6,051   $      55,232
                             ==========    ===========    ============

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

Amounts provided for retirement benefits totaled $5,300 in 2000, $7,600 in 1999 and $7,000 in 1998.

10. Income Taxes
Pretax income (loss) for the years 2000, 1999 and 1998 was taxed under the following jurisdictions:

                             2000          1999           1998
                          ----------    ----------    -----------
          Domestic      $   149,431   $   134,572   $    134,731
          Foreign            (4,155)        9,138          8,884
                          ----------    ----------    -----------
          Total         $   145,276   $   143,710   $    143,615
                          ==========    ==========    ===========


The provision for income taxes was as follows:

                                       2000          1999           1998
                                    ----------    -----------    ----------
          Current tax expense:
            U.S. federal          $    43,151   $     42,898   $    47,599
            U.S. state and local       10,840         11,500        12,000
            Foreign                     4,702          6,880         5,802
                                    ----------    -----------    ----------
            Total current              58,693         61,278        65,401
          Total deferred                 (593)        (2,678)       (6,501)
                                    ----------    -----------    ----------
          Total provision         $    58,100   $     58,600   $    58,900
                                    ==========    ===========    ==========



Deferred tax assets (liabilities) are comprised of the following:

                                         2000           1999          1998
                                       ----------    -----------    ----------
  Depreciation and amortization $ (8,628) $ (6,420) $ (5,307) Employee compensation and benefit
     plans                                26,055         23,276        22,845
  Workers' compensation                   19,127         22,352        22,428
  Bad debt reserves                        4,237          3,896         3,789
  Loss carryforwards                       6,271          4,793         3,453
  Other, net                               6,728          6,053         4,198
  Valuation allowance                     (1,581)        (3,118)       (3,063)
                                       ----------    -----------    ----------
  Total deferred tax assets               52,209         50,832        48,343
  Total deferred tax liabilities            (741)        (1,044)       (1,279)
                                       ----------    -----------    ----------
  Total                              $    51,468   $     49,788   $    47,064
                                       ==========    ===========    ==========

                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

The differences between income taxes for financial reporting purposes and the U.S. statutory rate are as follows:

                                                           2000            1999             1998
                                                        ---------       ---------       -----------
          Income tax based on statutory rate                 35.0 %          35.0 %            35.0 %
          State income taxes, net of federal benefit          4.9             5.2               5.4
          Other, net                                          0.1             0.6               0.6
                                                        ---------       ---------       -----------
          Total                                              40.0 %          40.8 %            41.0 %
                                                        =========       =========       ===========

The net tax effect of foreign loss carryforwards at December 31, 2000 totaled $6,271 which expire as follows:

                           Year                     Amount
                        -------------             ---------
                        2001-2003               $         -
                        2004-2006                       320
                        2007-2010                     1,261
                        No expiration                 4,690
                                                  ---------
                        Total                   $     6,271
                                                  =========


The Company has established a valuation allowance for loss carryforwards related to certain foreign operations, which management believes may not be realizable.

Provision has not been made for U.S. or additional foreign income taxes on an estimated $11,100 of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

The Company paid income taxes of $58,800 in 2000, $53,400 in 1999 and $65,700 in 1998.

11. Performance Incentive Plan
Under the Performance Incentive Plan (the "Plan"), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted awards and performance awards to key employees utilizing the Company's Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at the end of 2000, 1999 and 1998 were 1,283,000, 946,000 and 1,213,000, respectively.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. If compensation cost had been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced by $1,729, $1,487 and $1,135 for 2000, 1999 and 1998, respectively; basic earnings per share would have been reduced by $.05 in 2000, $.04 in 1999 and $.03 in 1998; and diluted earnings per share would have been reduced by $.05 in 2000, $.04 in 1999 and $.03 in 1998.

Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

The fair value of each option included in the following tables is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                       2000        1999         1998
                                    ----------   ---------   -----------
          Dividend yield              4.0 %       4.0 %         3.0 %
          Risk-free interest rate     5.9 %       5.7 %         5.3 %
          Expected volatility        29.0 %      30.0 %        31.0 %
          Expected lives                6 yrs       6 yrs         6 yrs

A summary of the status of stock option grants under the Plan as of December 31, 2000, January 2, 2000 and January 3, 1999, and changes during the years ended on those dates, is presented as follows:

                                                              Weighted Avg.
          2000:                                 Options       Exercise Price
                                              ------------    --------------
          Outstanding at beginning of year      1,592,000        $28.77
          Granted                                 730,000         24.01
          Exercised                                (2,000)        24.77
          Cancelled                              (197,000)        27.15
                                              ------------
          Outstanding at end of year            2,123,000        $27.29
                                              ============

          Options exercisable at year end         763,000        $29.05
          Weighted average fair value of
            options granted during the year         $5.98

          1999:
          Outstanding at beginning of year      1,330,000        $30.78
          Granted                                 592,000         25.05
          Exercised                               (32,000)        26.80
          Cancelled                              (298,000)        30.54
                                              ------------
          Outstanding at end of year            1,592,000        $28.77
                                              ============

          Options exercisable at year end         552,000        $29.08
          Weighted average fair value of
            options granted during the year         $6.30

          1998:
          Outstanding at beginning of year      1,160,000        $28.68
          Granted                                 448,000         35.16
          Exercised                              (104,000)        28.15
          Cancelled                              (174,000)        29.67
                                              ------------
          Outstanding at end of year            1,330,000        $30.78
                                              ============

          Options exercisable at year end         404,000        $28.07
          Weighted average fair value of
            options granted during the year        $10.06

                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

The following table summarizes information about options outstanding at December 31, 2000:

                                      Options Outstanding                    Options Exercisable
                              -------------------------------------   ----------------------------------
                                           Weighted
                                Number      Average      Weighted                           Weighted
              Range of        Outstanding  Remaining      Average         Number            Average
              Exercise           as of       Life        Exercise      Exercisable          Exercise
               Prices          12/31/00     (Years)        Price      as of 12/31/00         Price
          -----------------   ----------- ------------   ----------   ----------------------------------
          $22.50-24.00           642,000         9.21       $23.97                 -             $   -
          $24.01-24.50           446,000         8.31        24.48            100,000             24.50
          $24.51-28.00           248,000         5.20        26.56            209,000             26.51
          $28.01-29.00           244,000         6.45        28.22            137,000             28.19
          $29.01-33.00           219,000         5.09        30.57            183,000             30.48
          $33.01-38.50           324,000         7.10        35.33            134,000             35.32
                              ----------- ------------   ----------   ---------------    ---------------
          $22.50-38.50         2,123,000         7.49       $27.29            763,000            $29.05
                              =========== ============   ==========   ===============    ===============


Restricted awards are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. Restricted awards totaling 105,400, 87,000 and 14,500 shares were granted under the Plan during 2000, 1999 and 1998, respectively. The weighted average grant date price of such awards was $24.02, $26.55 and $35.64 for 2000, 1999 and 1998, respectively.
Restricted awards outstanding totaled 165,000, 104,000 and 36,200 shares at year-ends 2000, 1999 and 1998, respectively, and have a weighted average remaining life of 1.9 years at December 31, 2000.

Under the Plan, performance awards may be granted to certain key employees, the payout of which is determined by the degree of attainment of objectively determinable performance goals over the established relevant performance period. No performance awards were granted during 2000 or 1999. Performance awards totaling 51,500 shares were granted under the Plan during 1998. The weighted average grant date prices of such awards were $34.94 for 1998. There were no unearned performance awards outstanding at December 31, 2000. Unearned performance awards outstanding at year-ends 1999 and 1998 were 70,000 and 115,200, respectively.

Total compensation cost recognized for restricted and performance awards was $2,000, $1,000 and $2,000 for 2000, 1999 and 1998, respectively. As of December
31, 2000, no SARs have been granted under the Plan.

12. Lease Commitments
The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum lease commitments as of December 31, 2000:

                    Fiscal year:
                      2001                       $      37,700
                      2002                              29,100
                      2003                              21,000
                      2004                              13,600
                      2005                               8,900
                      Later years                       23,500
                                                   ------------

                      Total                      $     133,800
                                                   ============


Lease expense for 2000, 1999 and 1998 amounted to $45,100, $43,100 and $38,600, respectively.

                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

13. Contingencies
The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at December 31, 2000 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at December 31, 2000.

14. Segment Disclosures
The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by segment. The Company's reportable segments are: (1) U.S. Commercial Staffing,
(2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

During 2000, international operations were conducted in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

The following table presents information about the reported operating income of the Company for the fiscal years 2000, 1999 and 1998. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.


                                          2000         1999         1998
                                        52 weeks     52 weeks     53 weeks
                                      -----------   ----------   ---------

          Sales:
          U.S. Commercial Staffing    $ 2,332,900  $ 2,247,000  $ 2,262,700
          PTSA                          1,052,900      937,800      864,800
          International                 1,101,500    1,084,300      964,800
                                        ---------    ---------    ---------

             Consolidated Total       $ 4,487,300  $ 4,269,100  $ 4,092,300
                                        =========    =========    =========

          Earnings from Operations:
          U.S. Commercial Staffing    $   189,700  $   198,000  $   197,400
          PTSA                             72,800       55,600       44,000
          International                    22,500       33,600       29,200
          Corporate                      (139,300)    (143,200)    (130,000)
                                        ---------    ---------    ---------

             Consolidated Total       $   145,700  $   144,000  $   140,600
                                        =========    =========    =========

                     Kelly Services, Inc. and Subsidiaries
          (In thousands of dollars except share and per share items)

Specified items included in segment earnings for the fiscal years 2000, 1999 and 1998 were as follows:

                                                 2000        1999       1998
                                               52 weeks    52 weeks   53 weeks
                                               --------    --------   --------
          Depreciation and Amortization:
          U.S. Commercial Staffing           $    5,881  $    5,911  $   6,237
          PTSA                                    2,597       2,395      1,977
          International                          11,137      11,228     10,262
          Corporate                              19,850      16,704     10,389
                                               --------    --------    -------
             Consolidated Total              $   39,465  $   36,238  $  28,865
                                               ========    ========    =======

          Interest Income:
          U.S. Commercial Staffing           $        -  $        -  $       -
          PTSA                                      107          23        141
          International                             630         615        783
          Corporate                               2,033       1,634      5,282
                                               --------    --------    -------
             Consolidated Total              $    2,770  $    2,272  $   6,206
                                               ========    ========    =======

          Interest Expense:
          U.S. Commercial Staffing           $        -  $        -  $       -
          PTSA                                        -           -          -
          International                           3,020       2,389      3,207
          Corporate                                 159         124          -
                                               --------    --------    -------
             Consolidated Total              $    3,179  $    2,513  $   3,207
                                               ========    ========    =======

A summary of long-lived assets information by geographic area as of the years ended 2000, 1999 and 1998 follows:


                                      2000       1999       1998
                                    -------    -------    -------
          Long-Lived Assets:
          Domestic                $ 256,300  $ 223,000  $ 170,500
          International              78,700     74,500     73,900
                                    -------    -------    -------

             Total                $ 335,000  $ 297,500  $ 244,400
                                    =======    =======    =======


Long-lived assets include Property and Equipment and Intangibles and Other Assets. No single foreign country's long-lived assets were material to the consolidated long-lived assets of the Company.

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material to the consolidated revenues of the Company.

                     Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                           First          Second               Third             Fourth
                                          Quarter         Quarter             Quarter            Quarter             Year
                                       ------------    -------------        -----------        -----------       -----------
                                                       (In thousands of dollars except per share items)
Sales of services
2000...............................      $1,080,069       $1,106,740         $1,154,480         $1,146,002        $4,487,291
1999...............................       1,025,959        1,066,783          1,092,002          1,084,369         4,269,113
1998 (53 weeks)....................         959,382        1,001,286          1,032,875          1,098,708         4,092,251

Cost of services
2000...............................         892,095          909,731            948,683            944,473         3,694,982
1999...............................         846,828          876,809            893,900            885,515         3,503,052
1998 (53 weeks)....................         791,472          823,542            846,094            899,868         3,360,976

Selling, general and administrative
2000...............................         161,406          160,342            162,017            162,859           646,624
1999...............................         153,539          154,841            155,390            158,340           622,110
1998 (53 weeks)....................         143,069          143,584            145,404            158,602           590,659

Net earnings
2000...............................          16,060           21,825             26,003             23,288            87,176
1999...............................          15,188           20,734             25,018             24,170            85,110
1998 (53 weeks)....................          15,064           20,623             24,903             24,125            84,715

                          (1)
Basic earnings per share
2000...............................             .45              .61                .73                .65              2.44
1999...............................             .42              .58                .70                .67              2.37
1998 (53 weeks)....................             .39              .54                .65                .66              2.24

                          (1)
Diluted earnings per share
2000...............................             .45              .61                .73                .65              2.43
1999...............................             .42              .58                .69                .67              2.36
1998 (53 weeks)....................             .39              .54                .65                .66              2.23

Dividends per share
2000...............................             .24              .25                .25                .25               .99
1999...............................             .23              .24                .24                .24               .95
1998...............................             .22              .23                .23                .23               .91

(1) Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

                       SCHEDULE II - VALUATION RESERVES
                     Kelly Services, Inc. and Subsidiaries
                               December 31, 2000
                           (In thousands of dollars)

                                                                                          Additions
                                                                                 ---------------------------
                                                                   Balance at      Charged to   Deductions -    Balance
                                                                   beginning       costs and    uncollectible   at end
                                                                    of year         expenses      accounts      of year
                                                                  -----------    -------------  ------------    -----------
Description
-----------

Fifty-two weeks ended December 31, 2000:
---------------------------------------

       Reserve deducted in the balance sheet
          from the assets to which it applies -

             Allowance for doubtful accounts                         $13,575           $7,977        $7,938        $13,614
                                                                  ===========    =============  ============    ===========


Fifty-two weeks ended January 2, 2000:
-------------------------------------

       Reserve deducted in the balance sheet
          from the assets to which it applies -

             Allowance for doubtful accounts                         $13,035           $5,125        $4,585        $13,575
                                                                  ===========    =============  ============    ===========


Fifty-three weeks ended January 3, 1999:
---------------------------------------

       Reserve deducted in the balance sheet
          from the assets to which it applies -

             Allowance for doubtful accounts                         $12,375           $7,355        $6,695        $13,035
                                                                  ===========    =============  ============    ===========

                               INDEX TO EXHIBITS
                             REQUIRED BY ITEM 601,
                                REGULATION S-K
                             ---------------------

Exhibit No.                             Description                                  Document
-----------                             -----------                                  --------
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

    10.2       Kelly Services, Inc. Amended and Restated Performance Incentive
               Plan. (Reference is made to Exhibit A to the Definitive Proxy for the fiscal year ended January 2, 2000, filed with the Commission in April, 2000 and Exhibit B to the Definitive Proxy for the fiscal year ended December 31, 1995, filed with the Commission in April, 1996, which are incorporated herein by reference).

    10.3       Kelly Services, Inc. 1999 Non-Employee Directors Stock Option
               Plan. (Reference is made to Exhibit A to the Definitive Proxy for the fiscal year ended January 3, 1999, filed with the Commission in April, 1999, which is incorporated herein by reference).

    21         Subsidiaries of Registrant.                                              2

    23         Consent of Independent Accountants.                                      3

    24         Power of Attorney.                                                       4