Form 10-Q
period 2001-04-01
KELLY SERVICES INC
filed 2001-05-14
CIK 55135

                         Index to Exhibits on page 13


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2001

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

At May 4, 2001, 32,334,990 shares of Class A and 3,494,309 shares of Class B common stock of the Registrant were outstanding.

                     KELLY SERVICES, INC. AND SUBSIDIARIES



                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (unaudited)

            Statements of Earnings                                                        3

            Balance Sheets                                                                4

            Statements of Stockholders' Equity                                            5

            Statements of Cash Flows                                                      6

            Notes to Financial Statements                                                 7

 Item 2. Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                          9


PART II. OTHER INFORMATION AND SIGNATURE

 Item 6. Exhibits and Reports on Form 8-K                                                11

 Signature                                                                               12

 Index to Exhibits Required by Item 601, Regulation S-K                                  13

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                (In thousands of dollars except per share data)


                                                          13 Weeks Ended
                                                  ------------------------------
                                                   April 1,            April 2,
                                                     2001                2000
                                                  ----------          ----------
Sales of services                                 $1,087,198          $1,080,069

Cost of services                                     905,824             892,095
                                                  ----------          ----------

Gross profit                                         181,374             187,974

Selling, general and
  administrative expenses                            173,199             161,406
                                                  ----------          ----------

Earnings from operations                               8,175              26,568

Interest (expense) income, net                          (175)                287
                                                  ----------          ----------

Earnings before income taxes                           8,000              26,855

Income taxes                                           3,200              10,795
                                                  ----------          ----------

Net earnings                                      $    4,800          $   16,060
                                                  ==========          ==========

Earnings per share:
  Basic                                           $      .13                 .45
  Diluted                                                .13          $      .45

Average shares outstanding
  (thousands):
  Basic                                               35,763              35,705
  Diluted                                             35,915              35,808

Dividends per share                               $      .25          $      .24

See accompanying Notes to Financial Statements.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

           BALANCE SHEETS AS OF APRIL 1, 2001 AND DECEMBER 31, 2000
                           (In thousands of dollars)

ASSETS                                                             2001               2000
------                                                          -----------        -----------
CURRENT ASSETS:                                                 (UNAUDITED)
  Cash and equivalents                                          $    56,974        $    43,318
  Short-term investments                                              2,394              2,394
  Accounts receivable, less allowances of
    $13,651 and $13,614, respectively                               599,757            631,771
  Prepaid expenses and other current assets                          27,302             24,903
  Deferred taxes                                                     51,776             52,209
                                                                -----------        -----------
  Total current assets                                              738,203            754,595

PROPERTY AND EQUIPMENT:
  Land and buildings                                                 57,053             44,971
  Equipment, furniture and
    leasehold improvements                                          263,959            253,666
  Accumulated depreciation                                         (105,142)           (97,552)
                                                                -----------        -----------
  Total property and equipment                                      215,870            201,085

INTANGIBLES AND OTHER ASSETS                                        124,228            133,896
                                                                -----------        -----------

TOTAL ASSETS                                                    $ 1,078,301        $ 1,089,576
                                                                ===========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                         $    49,460        $    57,839
  Accounts payable                                                   71,866             69,375
  Payroll and related taxes                                         236,970            234,807
  Accrued insurance                                                  57,181             55,272
  Income and other taxes                                             49,214             48,814
                                                                -----------        -----------
  Total current liabilities                                         464,691            466,107

STOCKHOLDERS' EQUITY:
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,608,540
    at 2001 and 36,609,040 at 2000                                   36,609             36,609
    Class B common stock, shares issued 3,507,326
    at 2001 and 3,506,826 at 2000                                     3,507              3,507
  Treasury stock, at cost
    Class A common stock, 4,272,736 shares at 2001
    and 4,363,578 shares at 2000                                    (82,498)           (84,251)
    Class B common stock, 13,017 shares at 2001
    and 12,817 shares at 2000                                          (376)              (371)
  Paid-in capital                                                    16,808             16,371
  Earnings invested in the business                                 671,247            675,388
  Accumulated foreign currency adjustments                          (31,687)           (23,784)
                                                                -----------        -----------

  Total stockholders' equity                                        613,610            623,469
                                                                -----------        -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 1,078,301        $ 1,089,576
                                                                ===========        ===========

See accompanying Notes to Financial Statements.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                           (In thousands of dollars)


                                                                        13 Weeks Ended
                                                               ---------------------------------
                                                               April 1, 2001       April 2, 2000
                                                               -------------       -------------
Capital Stock
 Class A common stock
  Balance at beginning of period                               $      36,609       $      36,602
  Conversions from Class B                                                 -                   4
                                                               -------------       -------------
  Balance at end of period                                            36,609              36,606

 Class B common stock
  Balance at beginning of period                                       3,507               3,514
  Conversions to Class A                                                   -                  (4)
                                                               -------------       -------------
  Balance at end of period                                             3,507               3,510

Treasury Stock
 Class A common stock
  Balance at beginning of period                                     (84,251)            (80,538)
  Exercise of stock options, restricted stock
    awards and other                                                   1,346               1,100
  Treasury stock issued for acquisition                                  407                 164
  Purchase of treasury stock                                               -              (5,614)
                                                               -------------       -------------
  Balance at end of period                                           (82,498)            (84,888)

 Class B common stock
  Balance at beginning of period                                        (371)               (248)
  Purchase of treasury stock                                              (5)                  -
                                                               -------------       -------------
  Balance at end of period                                              (376)               (248)

Paid-in Capital
  Balance at beginning of period                                      16,371              15,761
  Exercise of stock options, restricted stock
    awards and other                                                     344                 367
  Treasury stock issued for acquisition                                   93                  39
                                                               -------------       -------------
  Balance at end of period                                            16,808              16,167

Earnings Invested in the Business
  Balance at beginning of period                                     675,388             623,564
  Net earnings                                                         4,800              16,060
  Dividends                                                           (8,941)             (8,557)
                                                               -------------       -------------
  Balance at end of period                                           671,247             631,067

Accumulated Foreign Currency Adjustments
  Balance at beginning of period                                     (23,784)            (16,282)
  Equity adjustment for foreign currency                              (7,903)             (4,568)
                                                               -------------       -------------
  Balance at end of period                                           (31,687)            (20,850)
                                                               -------------       -------------

Stockholders' Equity at end of period                          $     613,610       $     581,364
                                                               =============       =============

Comprehensive Income
  Net earnings                                                 $       4,800       $      16,060
  Other comprehensive income - Foreign
    currency adjustments                                              (7,903)             (4,568)
                                                               -------------       -------------
  Comprehensive income (loss)                                  $      (3,103)      $      11,492
                                                               =============       =============

See accompanying Notes to Financial Statements.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
            FOR THE 13 WEEKS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                           (In thousands of dollars)

                                                                         2001               2000
                                                                     ------------       ------------
Cash flows from operating activities:
   Net earnings                                                      $      4,800       $     16,060
   Noncash adjustments:
     Depreciation and amortization                                         10,534              9,625
   Decrease (increase) in accounts receivable, net                         21,554             (4,180)
   Changes in certain working capital components                           13,781             12,552
                                                                     ------------       ------------

        Net cash from operating activities                                 50,669             34,057
                                                                     ------------       ------------

Cash flows from investing activities:
   Capital expenditures                                                   (13,849)           (12,821)
   Acquisition of building                                                (11,783)                 -
   Proceeds from sales and maturities of short-term investments           176,237            278,782
   Purchases of short-term investments                                   (176,237)          (276,104)
   Decrease (increase) in other assets                                      5,818             (4,796)
   Acquisition of companies, net of cash received                               -             (1,534)
                                                                     ------------       ------------

        Net cash from investing activities                                (19,814)           (16,473)
                                                                     ------------       ------------

Cash flows from financing activities:
   Decrease in short-term borrowings                                       (8,379)            (5,539)
   Dividend payments                                                       (8,929)            (8,545)
   Purchase of treasury stock                                                  (5)            (5,614)
   Stock options and other                                                    114                 57
                                                                     ------------       ------------

        Net cash from financing activities                                (17,199)           (19,641)
                                                                     ------------       ------------

Net change in cash and equivalents                                         13,656             (2,057)
Cash and equivalents at beginning of period                                43,318             54,032
                                                                     ------------       ------------

Cash and equivalents at end of period                                $     56,974       $     51,975
                                                                     ============       ============

See accompanying Notes to Financial Statements.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           (In thousands of dollars)


1. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 (the 2000 consolidated financial statements).

2. Segment Disclosures

The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week periods ended April 1, 2001 and April 2, 2000. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

                                                13 Weeks Ended
                                             2001            2000
                                          ----------      ----------

          Sales:
          U.S. Commercial Staffing        $  550,051      $  549,550
          PTSA                               265,657         257,662
          International                      271,490         272,857
                                          ----------      ----------

             Consolidated Total           $1,087,198      $1,080,069
                                          ==========      ==========

          Earnings from Operations:
          U.S. Commercial Staffing        $   32,179      $   40,519
          PTSA                                12,231          15,627
          International                        1,577           4,864
          Corporate                          (37,812)        (34,442)
                                          ----------      ----------

             Consolidated Total           $    8,175      $   26,568
                                          ==========      ==========

3. Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at April 1, 2001 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at April 1, 2001.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)
                           (In thousands of dollars)


4.  Earnings Per Share

The reconciliations of earnings per share computations for the 13-week periods ended April 1, 2001 and April 2, 2000 were as follows:

                                                        13 Weeks Ended
                                                      2001           2000
                                                    --------       --------

   Net earnings                                     $  4,800       $ 16,060
                                                    ========       ========

   Determination of shares (thousands):
     Weighted average common
     shares outstanding                               35,763         35,705
   Effect of dilutive securities:
     Stock options                                        50              2
     Restricted and performance awards and other         102            101
                                                    --------       --------
   Weighted average common shares
     outstanding - assuming dilution                  35,915         35,808
                                                    ========       ========

   Earnings per share - basic                       $    .13       $    .45
   Earnings per share - assuming dilution           $    .13       $    .45

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations:
First Quarter
Sales of services in the first quarter of 2001 were $1.087 billion, an increase of 0.7% from the same period in 2000. Sales in the U.S. Commercial Staffing segment grew by 0.1% in the first quarter. Sales grew 2.9% in January, but declined 0.6% in February and 2.5% in March, resulting in the small net positive growth reported for the quarter.

Professional, Technical and Staffing Alternatives (PTSA) sales grew by 3.1% compared to last year. Within the PTSA segment, the automotive services group revenues declined approximately 7.5% during the quarter due to softness in the automobile industry. Kelly Law Registry sales decreased, and sales of the staff leasing unit were flat during the quarter.

The impact of unfavorable foreign currency translation on international revenue continues to be significant. Translated U.S. dollar sales in the International segment decreased by 0.5% as compared to the first quarter of 2000. However, on a constant currency basis, international revenue growth was approximately 7%, consistent with fourth quarter results.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, increased 1.5% in the first quarter as compared to the same period in 2000.

Gross profit of $181.4 million was 3.5% lower than the first quarter of 2000, and gross profit as a percentage of sales was 16.7% in 2001, which was down from the 17.4% rate in 2000. This reflected a decrease in the gross profit rates of the U.S. Commercial and International segments, primarily due to a shift in mix of sales to larger national account customers.

Selling, general and administrative expenses were $173.2 million in the first quarter, an increase of 7.3% over the same period in 2000. Expenses averaged 15.9% of sales in the first quarter of 2001, a 1.0% increase versus the 14.9% rate in 2000. Sales growth decreased faster during the quarter than the Company could prudently reduce expenses.

Earnings from operations of $8.2 million were 69.2% lower than the first quarter of 2000. U.S. Commercial earnings totaled $32.2 million, a decrease of 20.6% compared to earnings of $40.5 million last year. The decrease in earnings is due to the decline in gross profit margins noted above and the Company's inability to cut field expenses quickly enough as sales volumes declined.

PTSA earnings totaled $12.2 million, a 21.7% decrease compared to earnings of $15.6 million last year. During the last six months, the Company continued to invest heavily in the professional and technical businesses, opening over twenty new branches, which impacted the expense rates in the first quarter. In addition, fee income from permanent placement and temp-to-perm decreased significantly in many business units.

International earnings totaled $1.6 million, down 67.6%, compared to earnings of $4.9 million last year. The strong U.S. dollar significantly weakened both translated sales and profit results. In addition, the slowing of staffing demand in Canada, Puerto Rico and Australia further reduced operating results.

Net interest expense was $175 thousand, as compared to last year's net interest income of $287 thousand. The swing is primarily attributable to higher borrowing levels than last year, as a result of the Business Trends acquisition completed in the third quarter of 2000.

Earnings before income taxes were $8.0 million, a decrease of 70.2%, compared to pretax earnings of $26.9 million earned for the same period in 2000. Income taxes were 40.0% of pretax income in the first quarter of 2001 and 40.2% in the first quarter of 2000.

Net earnings were $4.8 million in the first quarter of 2001, a decrease of 70.1% from the first quarter of 2000. Diluted earnings per share were $.13, a decrease of 71.1% as compared to $.45 in the same period last year.

Financial Condition
Assets totaled $1.078 billion at April 1, 2001, a decrease of 1.0% from the $1.090 billion at December 31, 2000. Working capital decreased $15.0 million during the first quarter. The current ratio was 1.6 at April 1, 2001 and December 31, 2000.

During the first three months of 2001, net cash from operating activities was $50.7 million, an increase of 48.8% from the comparable period in 2000. This increase resulted principally from a decrease in the accounts receivable balance offset by a decline in net earnings. The Company's global day's sales outstanding for the 13-week period were 50 days in 2001, an improvement of one day over the 51 days reported in 2000.

Capital expenditures for the first quarter totaled $13.8 million, up slightly from the $12.8 million spent during the same period of 2000. Of the total, over 75% related to information technology investments. Annual capital expenditures are projected to total between $45 to $50 million in 2001.

During the first quarter, the Company acquired a fully leased commercial office building that will be used for future expansion. This transaction was the second leg of a tax-free exchange for undeveloped land the Company initiated in the fourth quarter of 2000. The land was effectively swapped for the building, but in accordance with generally accepted accounting principles, it is shown as a cash acquisition for $11.8 million in the first quarter.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.25 per share in the first quarter of 2001. This represents a 4.2% increase compared to a dividend rate of $.24 per share in the first quarter of 2000.

The Company's financial position continues to be strong. The Company continues to carry no long-term debt and expects to meet its growth requirements principally through cash generated from operations.

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

Date:  May 14, 2001



                                                /s/ William K. Gerber
                                                William K. Gerber

                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                              INDEX TO EXHIBITS
                             REQUIRED BY ITEM 601,
                                REGULATION S-K
                                --------------
Exhibit
  No.                Description                                  Document
  ---                -----------                                  --------

  10     Kelly Services, Inc. Performance Incentive Plan, as          2
         amended and restated on March 29, 1996 and April 14, 2000.