Form 10-Q
period 2001-07-01
KELLY SERVICES INC
filed 2001-08-14
CIK 55135

                          Index to Exhibits on page 14


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 0-1088


                              KELLY SERVICES, INC.
      ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                              38-1510762
   ----------------------------------           --------------------
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

At August 3, 2001, 32,345,486 shares of Class A and 3,494,209 shares of Class B common stock of the Registrant were outstanding.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (In thousands of dollars except per share data)

                                                 13 Weeks Ended                       26 Weeks Ended
                                     -----------------------------------    -----------------------------------

                                      July 1, 2001        July 2, 2000       July 1, 2001       July 2, 2000
                                     ----------------    ---------------    ---------------    ----------------

Sales of services                  $       1,066,255   $      1,106,740   $      2,153,453   $       2,186,809

Cost of services                             887,936            909,731          1,793,760           1,801,826
                                     ----------------    ---------------    ---------------    ----------------

Gross profit                                 178,319            197,009            359,693             384,983

Selling, general and
  administrative expenses                    167,448            160,342            340,647             321,748
                                     ----------------    ---------------    ---------------    ----------------

Earnings from operations                      10,871             36,667             19,046              63,235

Interest (expense) income, net                  (101)              (167)              (276)                120
                                     ----------------    ---------------    ---------------    ----------------

Earnings before income taxes                  10,770             36,500             18,770              63,355

Income taxes                                   4,310             14,675              7,510              25,470
                                     ----------------    ---------------    ---------------    ----------------

Net earnings                       $           6,460   $         21,825   $         11,260   $          37,885
                                     ================    ===============    ===============    ================

Earnings per share:
  Basic                            $             .18   $            .61   $            .31   $            1.06
  Diluted                                        .18                .61                .31                1.06

Average shares outstanding
  (thousands):
  Basic                                       35,834             35,714             35,799              35,709
  Diluted                                     35,919             35,779             35,908              35,777

Dividends per share                $             .25   $            .25   $            .50   $             .49


See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

             BALANCE SHEETS AS OF JULY 1, 2001 AND DECEMBER 31, 2000
                            (In thousands of dollars)


ASSETS                                                         2001                  2000
------                                                  -----------------      -----------------
                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and equivalents                                 $           67,252    $           43,318
  Short-term investments                                            1,314                 2,394
  Accounts receivable, less allowances of
    $13,166 and $13,614, respectively                             581,898               631,771
  Prepaid expenses and other current assets                        25,371                24,903
  Deferred taxes                                                   51,532                52,209
                                                         -----------------     -----------------
  Total current assets                                            727,367               754,595

PROPERTY AND EQUIPMENT:
  Land and buildings                                               57,217                44,971
  Equipment, furniture and
    leasehold improvements                                        273,359               253,666
  Accumulated depreciation                                       (114,577)              (97,552)
                                                         -----------------     -----------------
  Total property and equipment                                    215,999               201,085

INTANGIBLES AND OTHER ASSETS                                      123,944               133,896
                                                         -----------------     -----------------

TOTAL ASSETS                                           $        1,067,310    $        1,089,576
                                                         =================     =================


LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                $           45,138    $           57,839
  Accounts payable                                                 68,249                69,375
  Payroll and related taxes                                       241,567               234,807
  Accrued insurance                                                59,427                55,272
  Income and other taxes                                           42,458                48,814
                                                         -----------------     -----------------
  Total current liabilities                                       456,839               466,107

STOCKHOLDERS' EQUITY:
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,608,540
    at 2001 and 36,609,040 at 2000                                 36,609                36,609
    Class B common stock, shares issued 3,507,326
    at 2001 and 3,506,826 at 2000                                   3,507                 3,507
  Treasury stock, at cost
    Class A common stock, 4,263,275 shares at 2001
    and 4,363,578 shares at 2000                                  (82,315)              (84,251)
    Class B common stock, 13,017 shares at 2001
    and 12,817 shares at 2000                                        (376)                 (371)
  Paid-in capital                                                  16,871                16,371
  Earnings invested in the business                               668,747               675,388
  Accumulated foreign currency adjustments                        (32,572)              (23,784)
                                                         -----------------     -----------------

  Total stockholders' equity                                      610,471               623,469
                                                         -----------------     -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $        1,067,310    $        1,089,576
                                                         =================     =================


See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                13 Weeks Ended                       26 Weeks Ended
                                                        --------------------------------     -------------------------------
                                                        July 1, 2001      July 2, 2000       July 1, 2001      July 2, 2000
                                                        -------------     --------------     -------------     -------------
Capital Stock
   Class A common stock
      Balance at beginning of period                  $       36,609    $        36,606    $       36,609    $        36,602
      Conversions from Class B                                     -                  3                 -                  7
                                                        -------------     --------------     -------------     --------------
      Balance at end of period                                36,609             36,609            36,609             36,609

   Class B common stock
      Balance at beginning of period                           3,507              3,510             3,507              3,514
      Conversions to Class A                                       -                 (3)                -                 (7)
                                                        -------------     --------------     -------------     --------------
      Balance at end of period                                 3,507              3,507             3,507              3,507

Treasury Stock
  Class A common stock
      Balance at beginning of period                         (82,498)           (84,888)          (84,251)           (80,538)
      Exercise of stock options, restricted stock
        awards and other                                         139                 96             1,485              1,196
      Treasury stock issued for acquisitions                      44                  -               451                164
      Purchase of treasury stock                                   -                  -                 -             (5,614)
                                                        -------------     --------------     -------------     --------------
      Balance at end of period                               (82,315)           (84,792)          (82,315)           (84,792)

  Class B common stock
      Balance at beginning of period                            (376)              (248)             (371)              (248)
      Purchase of treasury stock                                   -                (36)               (5)               (36)
                                                        -------------     --------------     -------------     --------------
      Balance at end of period                                  (376)              (284)             (376)              (284)

Paid-in Capital
      Balance at beginning of period                          16,808             16,167            16,371             15,761
      Exercise of stock options, restricted stock
        awards and other                                          54                 45               398                412
      Treasury stock issued for acquisitions                       9                  -               102                 39
                                                        -------------     --------------     -------------     --------------
      Balance at end of period                                16,871             16,212            16,871             16,212

Earnings Invested in the Business
      Balance at beginning of period                         671,247            631,067           675,388            623,564
      Net earnings                                             6,460             21,825            11,260             37,885
      Dividends                                               (8,960)            (8,927)          (17,901)           (17,484)
                                                        -------------     --------------     -------------     --------------
      Balance at end of period                               668,747            643,965           668,747            643,965

Accumulated Foreign Currency Adjustments
      Balance at beginning of period                         (31,687)           (20,850)          (23,784)           (16,282)
      Equity adjustment for foreign currency                    (885)            (2,282)           (8,788)            (6,850)
                                                        -------------     --------------     -------------     --------------
      Balance at end of period                               (32,572)           (23,132)          (32,572)           (23,132)
                                                        -------------     --------------     -------------     --------------

Stockholders' Equity at end of period                 $      610,471    $       592,085    $      610,471    $       592,085
                                                        =============     ==============     =============     ==============

Comprehensive Income
      Net earnings                                    $        6,460    $        21,825    $       11,260    $        37,885
      Other comprehensive income - Foreign
        currency adjustments                                    (885)            (2,282)           (8,788)            (6,850)
                                                        -------------     --------------     -------------     --------------
      Comprehensive Income                            $        5,575    $        19,543    $        2,472    $        31,035
                                                        =============     ==============     =============     ==============

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE 26 WEEKS ENDED JULY 1, 2001 AND JULY 2, 2000
                           (In thousands of dollars)

                                                                                2001                2000
                                                                            -------------       --------------
Cash flows from operating activities:
   Net earnings                                                           $       11,260      $        37,885
   Noncash adjustments:
     Depreciation and amortization                                                21,447               19,308
   Decrease (increase) in accounts receivable, net                                37,105              (40,837)
   Changes in certain working capital components                                  14,124               26,345
                                                                            -------------       --------------

        Net cash from operating activities                                        83,936               42,701
                                                                            -------------       --------------
Cash flows from investing activities:
   Capital expenditures                                                          (23,751)             (24,007)
   Acquisition of building                                                       (11,783)                   -
   Proceeds from sales and maturities of short-term investments                  381,416              532,384
   Purchases of short-term investments                                          (380,336)            (532,834)
   Decrease (increase) in other assets                                             5,089               (8,951)
   Acquisition of companies, net of cash received                                   (180)              (1,534)
                                                                            -------------       --------------

        Net cash from investing activities                                       (29,545)             (34,942)
                                                                            -------------       --------------

Cash flows from financing activities:
   Decrease in short-term borrowings                                             (12,701)              (2,583)
   Dividend payments                                                             (17,874)             (17,460)
   Purchase of treasury stock                                                         (5)              (5,650)
   Stock options and other                                                           123                   57
                                                                            -------------       --------------

        Net cash from financing activities                                       (30,457)             (25,636)
                                                                            -------------       --------------

Net change in cash and equivalents                                                23,934              (17,877)
Cash and equivalents at beginning of period                                       43,318               54,032
                                                                            -------------       --------------

Cash and equivalents at end of period                                     $       67,252      $        36,155
                                                                            =============       ==============


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

 2.  Segment Disclosures
The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 26-week periods ended July 1, 2001 and July 2, 2000. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.


                                            13 Weeks Ended                           26 Weeks Ended
                                        2001              2000                   2001              2000
                                    --------------    --------------         -------------     -------------
Sales:
U.S. Commercial Staffing          $       529,660   $       574,338        $    1,078,878    $    1,123,438
PTSA                                      270,680           260,745               537,170           518,857
International                             265,915           271,657               537,405           544,514
                                    --------------    --------------         -------------     -------------

   Consolidated Total             $     1,066,255   $     1,106,740        $    2,153,453    $    2,186,809
                                    ==============    ==============         =============     =============

Earnings from Operations:
U.S. Commercial Staffing          $        31,014   $        45,671        $       63,040    $       85,933
PTSA                                       13,568            16,466                25,952            32,212
International                               1,994             7,264                 3,571            12,128
Corporate                                 (35,705)          (32,734)              (73,517)          (67,038)
                                    --------------    --------------         -------------     -------------

   Consolidated Total             $        10,871   $        36,667        $       19,046    $       63,235
                                    ==============    ==============         =============     =============

3.  Contingencies
The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at July 1, 2001 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at July 1, 2001.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                            (In thousands of dollars)


4.  Earnings Per Share
The reconciliations of earnings per share computations for the 13-week and 26-week periods ended July 1, 2001 and July 2, 2000 were as follows:

                                                              13 Weeks Ended                  26 Weeks Ended
                                                           2001            2000            2001            2000
                                                        -----------     -----------     -----------     -----------
Net earnings                                          $      6,460    $     21,825    $     11,260    $     37,885
                                                        ===========     ===========     ===========     ===========

Determination of shares (thousands):
    Weighted average common
    shares outstanding                                      35,834          35,714          35,799          35,709
Effect of dilutive securities:
    Stock options                                                -               -              13               -
    Restricted and performance awards and other                 85              65              96              68
                                                        -----------     -----------     -----------     -----------
Weighted average common shares
    outstanding - assuming dilution                         35,919          35,779          35,908          35,777
                                                        ===========     ===========     ===========     ===========

Earnings per share - basic                            $        .18    $        .61    $        .31    $       1.06
Earnings per share - assuming dilution                $        .18    $        .61    $        .31    $       1.06

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations:
Second Quarter
Sales of services in the second quarter of 2001 were $1.066 billion, a decrease of 3.7% from the same period in 2000. Sales declined in the U.S. Commercial Staffing segment by 7.8% in the second quarter as compared to last year. Sales declined 6% in April, 8% in May and 9% in June. The trend worsened over the course of the quarter, leading the Company to expect continued negative U.S. Commercial sales comparisons for the third quarter.

Professional, Technical and Staffing Alternatives (PTSA) sales grew collectively by 3.8% compared to last year. Although this is a slight increase over the first quarter PTSA growth rate of 3.1%, individual business unit performance was mixed.

Kelly Staff Leasing (KSL) sales grew over 10% in the second quarter, reflecting a new management team and operational changes in the business. Without this improvement in KSL growth, the overall PTSA growth rate would have been only 2%. In the remainder of PTSA, the slowdown was not uniform across all business units. Kelly Healthcare Resources and Kelly Finance and Accounting Resources had strong sales growth, while the Automotive Services Group and the Kelly Law Registry had lower year-over-year sales in the second quarter.

The impact of unfavorable foreign currency translation on international revenue continues to be significant. Translated U.S. dollar sales in the International segment decreased by 2.1% as compared to the second quarter of 2000. However, on a constant currency basis, international revenue growth was approximately 4%, which reflected slowing from the 7% growth rate in the first quarter.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, decreased 2.4% in the second quarter as compared to the same period in 2000.

Gross profit of $178.3 million was 9.5% lower than the second quarter of 2000, and gross profit as a percentage of sales was 16.7% in 2001, which was down from the 17.8% rate in 2000. However, the 16.7% gross profit rate was consistent with the first quarter rate. The gross profit rates of all three of the Company's business segments showed decreases, as compared to last year, primarily due to an ongoing shift in mix of sales to larger customers, combined with decreases in recruitment fee income.

Selling, general and administrative expenses were $167.4 million in the second quarter, an increase of 4.4% over the same period in 2000. Expenses averaged 15.7% of sales in the second quarter of 2001, a 1.2% increase versus the 14.5% rate in 2000. That is an improvement over the $173.2 million or 15.9% of sales in the first quarter of this year. The Company implemented a number of expense reduction initiatives that began to show results during the second quarter.

Earnings from operations of $10.9 million were 70.4% lower than the second quarter of 2000. U.S. Commercial earnings totaled $31.0 million, a decrease of 32.1% compared to earnings of $45.7 million last year. Although U.S. Commercial expenses were held virtually flat versus last year, the 7.8% sales decrease, combined with the decrease in gross profit rate, produced the significant earnings decline.

PTSA earnings totaled $13.6 million, a 17.6% decrease compared to earnings of $16.5 million last year. During the last year, the Company continued to invest heavily in the professional and technical businesses, opening over twenty-five new branches, which impacted the expense rates in the first and second quarters. In addition, recruitment fee income decreased significantly in many business units, which negatively impacted the gross profit rate.

International earnings totaled $2.0 million, down 72.5%, compared to earnings of $7.3 million last year. The strong U.S. dollar significantly weakened both translated sales and profit results. In addition to the currency effects, the continued slowing of staffing demand in Canada, Puerto Rico and Australia further reduced operating results. Operating earnings in the U.K., although still running below last year, showed improvement as compared to the first quarter.

Net interest expense was $101 thousand, a 39.5% improvement compared to last year's net interest expense of $167 thousand. The improvement is primarily attributable to higher cash levels than last year, offset by lower interest rates.

Earnings before income taxes were $10.8 million, a decrease of 70.5%, compared to pretax earnings of $36.5 million earned for the same period in 2000. Income taxes were 40.0% of pretax income in the second quarter of 2001 and 40.2% in the second quarter of 2000.

Net earnings were $6.5 million in the second quarter of 2001, a decrease of 70.4% from the second quarter of 2000. Diluted earnings per share were $.18, a decrease of 70.5% as compared to $.61 in the same period last year.

Year-to-Date
Sales of services totaled $2.153 billion during the first six months of 2001, a decrease of 1.5% from 2000. Sales in the U.S. Commercial Staffing segment declined by 4.0%, while PTSA sales grew by 3.5% compared to last year. International sales declined by 1.3% as compared to the first six months of 2000. The strong U.S. dollar significantly weakened translated sales for the international segment.

Gross profit of $359.7 million was 6.6% lower than the second quarter of 2000, and gross profit as a percentage of sales was 16.7% in 2001, which decreased 0.9% compared to the 17.6% rate recorded last year. This reflected modest decreases in the gross profit rates of all three business segments.

Selling, general and administrative expenses of $340.6 million were 5.9% higher than last year. The expense rate was 15.8% of sales in 2001 and 14.7% in 2000. Compared to last year, increased depreciation and the opening of new professional and technical branches contributed to the increase.

Earnings before taxes were $18.8 million, a decrease of 70.4% from 2000. These earnings averaged a pretax margin of 0.9% in the first six months of 2001 and 2.9% in 2000. Income taxes were 40.0% of pretax earnings in the first six months of 2001 and 40.2% in 2000.

Net earnings were $11.3 million or 70.3% below the first six months of 2000. Basic and diluted earnings per share were $.31, a decrease of 70.8% as compared to $1.06 in the first six months of 2000.

Financial Condition
Assets totaled $1.067 billion at July 1, 2001, a decrease of 2.0% from the $1.090 billion at December 31, 2000. Working capital decreased $18.0 million during the six-month period. The current ratio was 1.6 at July 1, 2001 and December 31, 2000.

During the first six months of 2001, net cash from operating activities was $83.9 million, an increase of 96.6% from the comparable period in 2000. This increase resulted principally from a decrease in the accounts receivable balance offset by a decline in net earnings. The Company's global day's sales outstanding for the second quarter were 50 days in 2001, an improvement of two days over the 52 days reported in 2000.

Capital expenditures for the first six months totaled $23.8 million, consistent with the $24.0 million spent during the same period of 2000. Of the total, over 75% related to information technology investments. Annual capital expenditures are projected to total between $45 to $50 million in 2001.

During the first quarter, the Company acquired a fully leased commercial office building that will be used for future expansion. This transaction was the second leg of a tax-free exchange for undeveloped land the Company initiated in the fourth quarter of 2000. The land was effectively swapped for the building, but in accordance with generally accepted accounting principles, it is shown as a cash acquisition for $11.8 million in the first six months of 2001.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.25 per share in the second quarter of 2001.

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

New Accounting Standards
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement. The Company has not completed its determination of the impact that the adoption of this new accounting standard will have on its consolidated financial statements.

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

                    PART II. OTHER INFORMATION AND SIGNATURE


Item 4. Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of stockholders of registrant was held May 14, 2001.

         (b) The nominee for director, as listed in the Company's proxy statement dated April 13, 2001, was elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

         (c) A brief description and the results of the matters voted upon at the meeting follow.

                  (1)      Election of T.E. Adderley as director:

                           Shares voted "For"                   3,325,343
                           Shares voted "Withhold"                111,498

                  (2)      Ratification of the selection of
                           PricewaterhouseCoopers LLP as the Company's independent auditors:

                           Shares voted "For"                   3,436,725
                           Shares voted "Withhold"                    116

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


                                          KELLY SERVICES, INC.

Date: August 14, 2001



                                          /s/ William K. Gerber
                                          ------------------------------------
                                          William K. Gerber

                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                INDEX TO EXHIBITS
                              REQUIRED BY ITEM 601,
                                 REGULATION S-K

Exhibit
  No.             Description                                          Document
-------           -----------                                          --------


  3            Composite Certificate of Incorporation.                     2

  4            Rights of security holders are defined in Articles
               Fourth, Fifth, Seventh, Eighth, Ninth, Tenth,
               Eleventh, Twelfth, Thirteenth, Fourteenth and
               Fifteenth of the Composite Certificate of Incorporation, Exhibit 3.