Form 10-Q
period 2001-09-30
KELLY SERVICES INC
filed 2001-11-13
CIK 55135

                          Index to Exhibits on page 14

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-1088

                              KELLY SERVICES, INC.
      ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                        38-1510762
   ---------------------------------                     ----------------------
   (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


                 999 WEST BIG BEAVER ROAD, TROY, MICHIGAN 48084
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         At November 2, 2001, 32,372,900 shares of Class A and 3,491,551 shares of Class B common stock of the Registrant were outstanding.

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

                         PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (In thousands of dollars except per share data)

                                       13 Weeks Ended                39 Weeks Ended
                                 --------------------------    --------------------------
                                   Sept. 30,       Oct. 1,       Sept. 30,       Oct. 1,
                                     2001           2000           2001           2000
                                 -----------    -----------    -----------    -----------
Sales of services                $ 1,066,380    $ 1,154,480    $ 3,219,833    $ 3,341,289

Cost of services                     894,659        948,683      2,688,419      2,750,509
                                 -----------    -----------    -----------    -----------

Gross profit                         171,721        205,797        531,414        590,780

Selling, general and
  administrative expenses            163,975        162,017        504,622        483,765
                                 -----------    -----------    -----------    -----------

Earnings from operations               7,746         43,780         26,792        107,015

Interest expense, net                   (135)          (297)          (411)          (177)
                                 -----------    -----------    -----------    -----------

Earnings before income taxes           7,611         43,483         26,381        106,838

Income taxes                           3,045         17,480         10,555         42,950
                                 -----------    -----------    -----------    -----------

Net earnings                     $     4,566    $    26,003    $    15,826    $    63,888
                                 ===========    ===========    ===========    ===========

Earnings per share:
  Basic                          $       .13    $       .73    $       .44    $      1.79
  Diluted                                .13            .73            .44           1.78

Average shares outstanding
  (thousands):

  Basic                               35,855         35,728         35,817         35,716
  Diluted                             35,948         35,840         35,910         35,807

Dividends per share              $       .25    $       .25    $       .75    $       .74


See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

          BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                           (In thousands of dollars)

ASSETS
------                                                     2001            2000
                                                       -------------   -------------
CURRENT ASSETS:                                        (UNAUDITED)
  Cash and equivalents                                 $      79,695   $      43,318
  Short-term investments                                         877           2,394
  Accounts receivable, less allowances of
    $13,415 and $13,614, respectively                        584,830         631,771
  Prepaid expenses and other current assets                   26,621          24,903
  Deferred taxes                                              51,834          52,209
                                                       -------------   -------------
  Total current assets                                       743,857         754,595

PROPERTY AND EQUIPMENT:
  Land and buildings                                          57,255          44,971
  Equipment, furniture and
    leasehold improvements                                   283,168         253,666
  Accumulated depreciation                                  (126,338)        (97,552)
                                                       -------------   -------------
  Total property and equipment                               214,085         201,085

INTANGIBLES AND OTHER ASSETS                                 120,733         133,896
                                                       -------------   -------------

TOTAL ASSETS                                           $   1,078,675   $   1,089,576
                                                       =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                $      47,190   $      57,839
  Accounts payable                                            68,891          69,375
  Payroll and related taxes                                  241,606         234,807
  Accrued insurance                                           62,784          55,272
  Income and other taxes                                      46,616          48,814
                                                       -------------   -------------
  Total current liabilities                                  467,087         466,107

STOCKHOLDERS' EQUITY:
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,608,640
    at 2001 and 36,609,040 at 2000                            36,609          36,609
    Class B common stock, shares issued 3,507,226
    at 2001 and 3,506,826 at 2000                              3,507           3,507
  Treasury stock, at cost
    Class A common stock, 4,236,047 shares at 2001
    and 4,363,578 shares at 2000                             (81,789)        (84,251)
    Class B common stock, 15,675 shares at 2001
    and 12,817 shares at 2000                                   (435)           (371)
  Paid-in capital                                             16,999          16,371
  Earnings invested in the business                          664,347         675,388
  Accumulated foreign currency adjustments                   (27,650)        (23,784)
                                                       -------------   -------------

  Total stockholders' equity                                 611,588         623,469
                                                       -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   1,078,675   $   1,089,576
                                                       =============   =============

See accompanying Notes to Financial Statements.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                        13 Weeks Ended            39 Weeks Ended
                                                    ----------------------    ----------------------
                                                    Sept. 30,     Oct. 1,     Sept. 30,     Oct. 1,
                                                      2001         2000         2001         2000
                                                    ---------    ---------    ---------    ---------
Capital Stock
   Class A common stock
      Balance at beginning of period                $  36,609    $  36,609    $  36,609    $  36,602
      Conversions from Class B                             --           --           --            7
                                                    ---------    ---------    ---------    ---------
      Balance at end of period                         36,609       36,609       36,609       36,609

   Class B common stock
      Balance at beginning of period                    3,507        3,507        3,507        3,514
      Conversions to Class A                               --           --           --           (7)
                                                    ---------    ---------    ---------    ---------
      Balance at end of period                          3,507        3,507        3,507        3,507

Treasury Stock
   Class A common stock
      Balance at beginning of period                  (82,315)     (84,792)     (84,251)     (80,538)
      Exercise of stock options, restricted stock
        awards and other                                   56           47        1,541        1,243
      Treasury stock issued for acquisitions              470          358          921          522
      Purchase of treasury stock                           --           --           --       (5,614)
                                                    ---------    ---------    ---------    ---------
      Balance at end of period                        (81,789)     (84,387)     (81,789)     (84,387)

   Class B common stock
      Balance at beginning of period                     (376)        (284)        (371)        (248)
      Purchase of treasury stock                          (59)         (38)         (64)         (74)
                                                    ---------    ---------    ---------    ---------
      Balance at end of period                           (435)        (322)        (435)        (322)

Paid-in Capital
      Balance at beginning of period                   16,871       16,212       16,371       15,761
      Exercise of stock options, restricted stock
        awards and other                                   19           21          417          433
      Treasury stock issued for acquisitions              109           73          211          112
                                                    ---------    ---------    ---------    ---------
      Balance at end of period                         16,999       16,306       16,999       16,306

Earnings Invested in the Business
      Balance at beginning of period                  668,747      643,965      675,388      623,564
      Net earnings                                      4,566       26,003       15,826       63,888
      Dividends                                        (8,966)      (8,933)     (26,867)     (26,417)
                                                    ---------    ---------    ---------    ---------
      Balance at end of period                        664,347      661,035      664,347      661,035

Accumulated Foreign Currency Adjustments
      Balance at beginning of period                  (32,572)     (23,132)     (23,784)     (16,282)
      Equity adjustment for foreign currency            4,922       (6,473)      (3,866)     (13,323)
                                                    ---------    ---------    ---------    ---------
      Balance at end of period                        (27,650)     (29,605)     (27,650)     (29,605)
                                                    ---------    ---------    ---------    ---------

Stockholders' Equity at end of period               $ 611,588    $ 603,143    $ 611,588    $ 603,143
                                                    =========    =========    =========    =========

Comprehensive Income
      Net earnings                                  $   4,566    $  26,003    $  15,826    $  63,888
      Other comprehensive income - Foreign
        currency adjustments                            4,922       (6,473)      (3,866)     (13,323)
                                                    ---------    ---------    ---------    ---------
      Comprehensive Income                          $   9,488    $  19,530    $  11,960    $  50,565
                                                    =========    =========    =========    =========


See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
          FOR THE 39 WEEKS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
                            (In thousands of dollars)

                                                                                2001                2000
                                                                          --------------      --------------
Cash flows from operating activities:
   Net earnings                                                           $       15,826      $       63,888
   Noncash adjustments:
     Depreciation and amortization                                                32,351              28,949
   Decrease (increase) in accounts receivable, net                                40,587             (52,889)
   Changes in certain working capital components                                  17,148              63,715
                                                                          --------------      --------------

        Net cash from operating activities                                       105,912             103,663
                                                                          --------------      --------------

Cash flows from investing activities:
   Capital expenditures                                                          (31,086)            (35,155)
   Acquisition of building                                                       (11,783)                  -
   Proceeds from sales and maturities of short-term investments                  561,438             695,165
   Purchases of short-term investments                                          (559,921)           (693,126)
   Decrease (increase) in other assets                                             9,365              (9,933)
   Acquisition of companies, net of cash received                                   (139)            (19,860)
                                                                          --------------      --------------

        Net cash from investing activities                                       (32,126)            (62,909)
                                                                          --------------      --------------

Cash flows from financing activities:
   (Decrease) increase in short-term borrowings                                  (10,649)              6,302
   Dividend payments                                                             (26,827)            (26,380)
   Purchase of treasury stock                                                        (64)             (5,688)
   Stock options and other                                                           131                  72
                                                                          --------------      --------------

        Net cash from financing activities                                       (37,409)            (25,694)
                                                                          --------------      --------------

Net change in cash and equivalents                                                36,377              15,060
Cash and equivalents at beginning of period                                       43,318              54,032
                                                                          --------------      --------------

Cash and equivalents at end of period                                     $       79,695      $       69,092
                                                                          ==============      ==============

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

 2. Segment Disclosures

The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 39-week periods ended September 30, 2001 and October 1, 2000. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

                                            13 Weeks Ended                        39 Weeks Ended
                                        2001              2000                2001             2000
                                  --------------    --------------      -------------    --------------
Sales:
U.S. Commercial Staffing          $      515,475    $      601,630      $   1,594,353    $    1,724,328
PTSA                                     270,163           270,670            807,333           790,267
International                            280,742           282,180            818,147           826,694
                                  --------------    --------------      -------------    --------------

   Consolidated Total             $    1,066,380    $    1,154,480      $   3,219,833    $    3,341,289
                                  ==============    ==============      =============    ==============

Earnings from Operations:
U.S. Commercial Staffing          $       27,549    $       49,627      $      90,589    $      135,517
PTSA                                       9,964            19,777             35,916            52,032
International                              4,282             8,365              7,853            20,493
Corporate                                (34,049)          (33,989)          (107,566)         (101,027)
                                  --------------    --------------      -------------    --------------

   Consolidated Total             $        7,746    $       43,780      $      26,792    $      107,015
                                  ==============    ==============      =============    ==============

3.  Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at September 30, 2001 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at September 30, 2001.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                            (In thousands of dollars)


4.  Earnings Per Share
The reconciliations of earnings per share computations for the 13-week and 39-week periods ended September 30, 2001 and October 1, 2000 were as follows:

                                                              13 Weeks Ended                 39 Weeks Ended
                                                           2001            2000            2001           2000
                                                       -----------     -----------     -----------    -----------

Net earnings                                           $     4,566     $    26,003     $    15,826    $    63,888
                                                       ===========     ===========     ===========    ===========

Determination of shares (thousands):
    Weighted average common
    shares outstanding                                      35,855          35,728          35,817         35,716
Effect of dilutive securities:
    Stock options                                                6               -              10              -
    Restricted and performance awards and other                 87             112              83             91
                                                       -----------     -----------     -----------    -----------
Weighted average common shares
    outstanding - assuming dilution                         35,948          35,840          35,910         35,807
                                                       ===========     ===========     ===========    ===========

Earnings per share - basic                             $       .13     $       .73     $       .44    $      1.79
Earnings per share - assuming dilution                 $       .13     $       .73     $       .44    $      1.78

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations:
Third Quarter
Sales of services in the third quarter of 2001 were $1.066 billion, a decrease of 7.6% from the same period in 2000. Sales declined in the U.S. Commercial Staffing segment by 14.3% in the third quarter as compared to last year. Sales declined 14% in July, 13% in August and 15% in September. The trend improved slightly in August, but worsened in September, leading the Company to expect continued significantly negative U.S. Commercial sales comparisons for the fourth quarter.

Professional, Technical and Staffing Alternatives (PTSA) sales decreased by 0.2% compared to last year. Although this is a decrease compared to the second quarter PTSA growth rate of 3.8%, individual business unit performance was varied. Kelly Engineering Resources sales increased over 10% during the third quarter as compared to prior year. This unit provides engineering support to the aerospace, chemical, petrochemical and electrical industries. We continue to see growth in demand in this unit in spite of the economic environment. In addition, General Contractor Services experienced accelerating year over year sales growth of nearly 50% in the third quarter. This small, but rapidly growing unit manages multiple staffing suppliers on behalf of customers, primarily for professional and technical temporary employees. Kelly Staff Leasing continued to contribute positive sales growth during the quarter as well.

However, most units within PTSA experienced slower sales growth when compared to the previous two quarters. In fact, three large units, the Automotive Services Group, Kelly Law Registry and Kelly IT Resources experienced double-digit revenue declines in the third quarter. These declines are consistent with the trends in the industry.

Translated U.S. dollar sales in the International segment decreased by 0.5% as compared to the third quarter of 2000. However, on a constant currency basis, international revenue growth was approximately 2%, which reflected slowing from the 4% growth rate in the second quarter. The Company experienced continued slowing of demand in Canada, Puerto Rico and Australia, and the beginnings of significant slowing throughout Continental Europe. Recruitment fee income also decreased during the third quarter.

Cost of services, consisting of payroll and related tax and benefit costs of employees assigned to customers, decreased 5.7% in the third quarter as compared to the same period in 2000.

Gross profit as a percentage of sales was 16.1% in 2001, which was down from the 17.8% rate in 2000. The gross profit rates of all three of the Company's business segments showed decreases, as compared to last year, primarily due to an ongoing shift in mix of sales to larger customers, combined with decreases in recruitment fee income.

Selling, general and administrative expenses were $164.0 million in the third quarter, an increase of 1.2% over the same period in 2000. That is a sequential improvement from the 7.3% growth rate during the first quarter, and 4.4% growth during the second quarter. The Company implemented a number of expense reduction initiatives that began to show results during the third quarter. Expenses averaged 15.4% of sales in the third quarter of 2001, a 1.4% increase versus the 14.0% rate in 2000.

Earnings from operations of $7.7 million were 82.3% lower than the third quarter of 2000. U.S. Commercial earnings totaled $27.5 million, a decrease of 44.5% compared to earnings of $49.6 million last year. Expenses were well managed, and decreased nearly 3% versus last year. However, the 14.3% sales decrease, combined with the decrease in gross profit rate, produced the significant earnings decline.

PTSA earnings totaled $10.0 million, a 49.6% decrease compared to earnings of $19.8 million last year. The Company continued to invest in the professional and technical businesses, opening new branches and implementing new technology, which impacted the expenses in the third quarter. In addition, recruitment fee income decreased in many business units, which negatively impacted the gross profit rate.

International earnings totaled $4.3 million, down 48.8%, compared to earnings of $8.4 million last year. Decreases in recruitment fee income negatively impacted profitability, despite a quarter of relatively good expense control.

Net interest expense was $135 thousand, a 54.5% improvement compared to last year's net interest expense of $297 thousand. The improvement is primarily attributable to higher cash levels than last year, combined with the impact of lower interest rates on both investment and short term debt balances.

Earnings before income taxes were $7.6 million, a decrease of 82.5%, compared to pretax earnings of $43.5 million earned for the same period in 2000. Income taxes were 40.0% of pretax income in the third quarter of 2001 and 40.2% in the third quarter of 2000.

Net earnings were $4.6 million in the third quarter of 2001, a decrease of 82.4% from the third quarter of 2000. Diluted earnings per share were $.13, a decrease of 82.2% as compared to $.73 in the same period last year.

Year-to-Date

Sales of services totaled $3.220 billion during the first nine months of 2001, a decrease of 3.6% from 2000. Sales in the U.S. Commercial Staffing segment declined by 7.5%, while PTSA sales grew by 2.2% compared to last year. Translated U.S. dollar sales in the International segment declined by 1.0% as compared to the first nine months of 2000. However, on a constant currency basis, international revenue growth was approximately 4%.

Gross profit as a percentage of sales was 16.5% in 2001, which decreased 1.2% compared to the 17.7% rate recorded last year. This reflected decreases in the gross profit rates of all three business segments, primarily due to a shift in mix of sales to larger customers, combined with decreases in recruitment fee income.

Selling, general and administrative expenses of $504.6 million were 4.3% higher than last year. The expense rate was 15.7% of sales in 2001 and 14.5% in 2000. Compared to last year, the impact of lower sales, combined with increased depreciation, drove most of the increase in the expense rate.

Net interest expense for the first nine months was $411 thousand, compared to last year's net interest expense of $177 thousand. The increase in net interest expense for the nine-month period is primarily attributable to higher average short-term borrowing levels than last year, particularly during the first quarter, partially offset by higher cash balances and lower interest rates during the second and third quarters.

Earnings before taxes were $26.4 million, a decrease of 75.3% from 2000. These earnings averaged a pretax margin of 0.8% in the first nine months of 2001 and 3.2% in 2000. Income taxes were 40.0% of pretax earnings in the first nine months of 2001 and 40.2% in 2000.

Net earnings were $15.8 million or 75.2% below the first nine months of 2000. Diluted earnings per share were $.44, a decrease of 75.3% as compared to $1.78 in the first nine months of 2000.

Financial Condition

Assets totaled $1.079 billion at September 30, 2001, a decrease of 1.0% from the $1.090 billion at December 31, 2000. Working capital decreased $11.7 million during the nine-month period. The current ratio was 1.6 at September 30, 2001 and December 31, 2000.

During the first nine months of 2001, net cash from operating activities was $105.9 million, an increase of 2.2% from the comparable period in 2000. This increase resulted principally from a decrease in the accounts receivable balance offset by a decline in net earnings and lower growth of payroll and related taxes. The Company's global day's sales outstanding for the third quarter were 50 days in 2001, an improvement of one day over the 51 days reported in 2000.

Capital expenditures for the first nine months totaled $31.1 million, down 11.6% from the $35.2 million spent during the same period of 2000. Of the total, over 75% related to information technology investments. Capital expenditures peaked in 1999 at $77 million. The Company reduced capital expenditures last year to $54 million. Annual capital expenditures are projected to total between $40 to $45 million in 2001.

During the first quarter, the Company acquired a fully leased commercial office building that will be used for future expansion. This transaction was the second leg of a tax-free exchange for undeveloped land the Company initiated in the fourth quarter of 2000. The land was effectively swapped for the building, but in accordance with generally accepted accounting principles, it is shown as a cash acquisition for $11.8 million in the first nine months of 2001.

The quarterly dividend rate applicable to Class A and Class B shares outstanding was $.25 per share in the third quarter of 2001.

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

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial position or results of operations.

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

Date:  November 13, 2001



                                          /s/ William K. Gerber
                                          William K. Gerber

                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                INDEX TO EXHIBITS
                              REQUIRED BY ITEM 601,
                                 REGULATION S-K
                                 --------------

Exhibit
  No.                    Description                                Document
-----                    ------------                               ---------

3            By-laws.                                                  2