Form 10-K405
period 2001-12-30
KELLY SERVICES INC
filed 2002-03-28
CIK 55135

                           Index to Exhibits on page 33

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2001
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     For the transition period from _____________ to____________

                              Commission file number 0-1088

                                  KELLY SERVICES, INC.
                  ------------------------------------------------------
                  (Exact Name of Registrant as specified in its Charter)

                          Delaware                     38-1510762
                  ------------------------  -----------------------------------
                  (State of Incorporation)  (IRS Employer Identification Number)

              999 West Big Beaver Road, Troy, Michigan                48084
           ---------------------------------------------           ------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
                                                                            ---
         No[_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
         Form 10-K or any amendment to this Form 10-K.   [X]
                                                         ---

         The aggregate market value of the Class B common stock, par value $1.00, the only class of the registrant's securities with voting rights, held by non-affiliates of the registrant on March 15, 2002, was $7,889,994 based upon the closing price of $27.00 per share.

         Registrant had 32,455,372 shares of Class A and 3,491,113 of Class B common stock, par value $1.00, outstanding as of March 15, 2002.

                          Documents Incorporated by Reference
                          -----------------------------------
         The proxy statement of the registrant with respect to the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III.

         Dated:   March 28, 2002

END

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

    Registrant formed BTI Consultants Hong Kong Ltd. in the fourth quarter of 2001. This expands the Registrant's coverage in Asia to include Hong Kong, India, Indonesia, Malaysia, the Philippines, Singapore and Thailand.

    Registrant completed three acquisitions during 2000. The first was the acquisition of Extra ETT in Spain, which specializes in staffing for the automotive industry and expands the Registrant's global automotive staffing services to three continents. The second was the acquisition of the ProStaff Group, a leading Milwaukee, Wisconsin staffing company. The third was the acquisition of the Business Trends Group, which includes Business Trends Pte Ltd and BTI Consultants Pte Ltd, both headquartered in Singapore, with offices in six Southeast Asia countries.

    (b) Financial Information about Industry Segments. The Company divides its
        ---------------------------------------------
operations into three segments: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. PTSA includes the following: Kelly Scientific Resources, Kelly Healthcare Resources, Kelly Home Care Services (formerly Kelly Assisted Living Services), Automotive Services Group, Kelly Engineering Resources, Kelly Information Technology Resources, Kelly Law Registry, Kelly Financial Resources, National Payroll Services, Kelly Management Services, Kelly Staff Leasing, Inc., Kelly Human Resource Consulting and General Contractor Services. The financial information concerning registrant is included in Item 8 in Part II of this filing.

    (c) Narrative Description of Business.
        ---------------------------------

       (i)  Principal Services Rendered. Registrant, and its subsidiaries,
            ---------------------------
which are service organizations, provide staffing services to a diversified group of customers through offices located in major cities of North America (United States, Canada, Puerto Rico, and Mexico), Europe (Belgium, Denmark, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Russia, Spain, Sweden, Switzerland and the United Kingdom) and the Asia-Pacific region (Australia, Hong Kong, India, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand). These services are generally furnished under the name of Kelly Services. U.S. Commercial Staffing includes office services, merchandising, electronic assembly, light industrial, call centers and educational staffing services. PTSA includes technical skills related to engineering, information technology, scientific, accounting and finance, legal, healthcare, human resource consulting and management services. Staff leasing services are provided under the name of Kelly Staff Leasing, Inc., a wholly owned subsidiary of registrant. Home care services to those who need help with their daily living needs and personal care are furnished under the name of Kelly Home Care Services, which is a wholly owned subsidiary of registrant. Registrant performs these staffing services through its employees by assigning them to work on the premises of registrant's customers.

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

END

    Registrant serves a wide cross-section of customers from industry, commerce, the professions, government and individuals. During recent years approximately 150,000 customers, including the largest corporations in the world, use registrant's services. There have been no significant changes in the services rendered or in the markets or methods of distribution since the beginning of registrant's fiscal year.

    Registrant operates through approximately 2,300 domestic and international offices located in North America, Europe and the Asia-Pacific region. Each office provides the services of one or more of the divisions or subsidiaries and is operated directly by the registrant.

       (ii)  New Services. There are no new industry segments that the
             ------------
registrant is planning to enter or new service areas that will require a material investment of assets.

       (iii) Raw Materials. Registrant is involved in a service business and
             -------------
raw materials are nonexistent in the business.

       (iv)  Service Marks. Registrant is the owner of numerous service marks,
              -------------
which are registered with the United States Patent and Trade Mark Office and in foreign countries.

       (v)   Seasonal Business Implications. The Company's quarterly operating
             ------------------------------
results are affected by the seasonality of its customers' businesses. Demand for the Company's services has historically been lower during the calendar year-end as a result of holidays and typically remains lower through the first quarter.

       (vi)  Working Capital. Registrant believes there are no unusual or
             ---------------
special working capital requirements in the staffing services industry.

       (vii) Customers. The business of registrant and its subsidiaries is not
             ---------
dependent upon either a single customer or a limited number of customers. The largest single customer accounted for approximately 5% of total 2001 sales.

       (viii)Backlog. Backlog of orders is not material to the business of
             -------
registrant.

       (ix)  Government Contracts. Although registrant conducts business under
             --------------------
various government contracts, that portion of registrant's business is not significant.

       (x)   Competition. The worldwide staffing services market is extremely
             -----------
competitive and highly fragmented, with limited barriers to entry. Registrant is one of the largest global suppliers of staffing services, and competes in national, regional and local markets with full-service and specialized temporary staffing agencies. In the United States, there are approximately 100 national competitors, and approximately 21,000 organizations locally compete in varying degrees in different localities where registrant operates local offices. In foreign markets there are several similar levels of global, national and local competitors. The Registrant's largest competitors are Adecco, S.A., Manpower, Inc., Randstad Holding N.V., Vedior N.V., Spherion Corporation and CDI Corporation.

       The most significant competitive factors worldwide are geographic coverage, breadth of service, service quality and price. Geographic coverage is a key competitive factor, as existence in a local geographic market is often the determining factor for global companies when choosing among competing staffing firms. Breadth of service reflects the movement toward "one-stop shopping" by customers seeking a primary supplier for all staffing needs, and increases the package of requisite staffing services that Registrant must provide to remain competitive. Service quality is highly dependent on the availability of qualified, competent temporary employees, and the Registrant's ability to recruit, screen, train and retain qualified workers, and match identified skills to particular customer needs. In strong economic times, the labor market tightens and increases the competition for qualified workers. Conversely, during an economic downturn, Registrant must balance competitive pricing pressures and the need to retain a qualified workforce. Price competition in the staffing industry is intense, particularly for clerical and light industrial personnel, and pricing pressures from competitors and customers are increasing. Registrant expects that the level of competition will remain high in the future, which could limit Registrant's ability to maintain or increase its market share and profitability.

END

       (xi)  Research Activities. Registrant's expenditure for research and the
             -------------------
number of people involved are not material.

       (xii) Environmental Matters. Registrant is involved in a service
             ---------------------
business and is not generally affected by federal, state and local provisions regulating the discharge of materials into the environment.

       (xiii) Employees. Registrant and subsidiaries employ on a full time
              ---------
basis approximately 1,300 persons at its headquarters in Troy, Michigan, and approximately 7,300 persons in branch offices operated directly by registrant. Registrant employed in the last fiscal year approximately 690,000 men and women for temporary periods. As the employer of its temporary work force, registrant is responsible for and pays Social Security, Medicare and disability taxes, workers' compensation, unemployment compensation taxes, liability insurance and other similar costs (or their equivalents outside the United States) and is responsible for payroll deductions of Social Security, Medicare and income taxes. Although the services may be provided in the office of the registrant's customer, registrant remains the employer of its temporary employees with responsibility for their assignment and reassignment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

    There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

END

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS.
-------

     Kelly Services' stock is traded over-the-counter in the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                     Per share amounts (in dollars)
                     --------------------------------------------------------------
                        First       Second        Third       Fourth
                      Quarter      Quarter      Quarter      Quarter        Year
                     ----------  -----------  -----------  -----------   ----------
2001
  Class A common
    High            $   29.25    $   26.00    $   27.09    $   24.70    $   29.25
    Low                 18.50        21.90        17.85        18.34        17.85

  Class B common
    High                29.00        26.00        24.00        23.00        29.00
    Low                 24.56        21.00        19.25        19.67        19.25

  Dividends               .25          .25          .25          .10          .85

2000
  Class A common
    High            $   26.25    $   25.00    $   26.88    $   29.00    $   29.00
    Low                 23.00        22.06        22.13        20.25        20.25

  Class B common
    High                26.75        24.13        24.81        25.50        26.75
    Low                 22.00        22.50        24.00        24.50        22.00

  Dividends               .24          .25          .25          .25          .99

The number of holders of record and individual participants of the Class A and Class B common stock, par value $1.00, of registrant were 5,600 and 674, respectively, as of March 15, 2002.

END

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

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

                                                                              /(1)/
(In millions except per share amounts)   2001       2000       1999       1998       1997      1996
------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------
Sales of services                      $4,256.9   $4,487.3   $4,269.1   $4,092.3   $3,852.9   $3,302.3
Earnings before taxes                      27.6      145.3      143.7      143.6      137.0      122.9
Net earnings                               16.5       87.2       85.1       84.7       80.8       73.0

Per share data:
  Basic earnings per share                 0.46       2.44       2.37       2.24       2.12       1.92
  Diluted earnings per share               0.46       2.43       2.36       2.23       2.12       1.91

Dividends per share
  Classes A and B common                   0.85       0.99       0.95       0.91       0.87       0.83

Working capital                           322.0      336.2      344.7      346.8      411.0      378.4
Total assets                            1,039.4    1,089.6    1,033.7      964.2      967.2      838.9

/(1)/  Fiscal year included 53 weeks.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

RESULTS OF OPERATIONS
2001 versus 2000
    Sales for 2001 totaled $4.257 billion, a decrease of 5.1% compared to the $4.487 billion reported in the prior year. The decrease was a result of a decline in hours worked of 7.7% partially offset by an increase in average hourly bill rates of 2.0%.

    The 2001 gross profit rate averaged 16.4%, a decrease of 1.3 percentage points compared to the 17.7% rate earned in 2000. This reflected decreases in the gross profit rates of all three of the Company's business segments.

    Selling, general and administrative expenses expressed as a percentage of sales were 15.7%, a 1.1 percentage point increase compared to the 14.6% rate in the prior year. Selling, general and administrative expenses totaled $669.9 million and grew 2.2% from 2000.

    The Company implemented a number of expense reduction initiatives that increasingly began to show results as the year progressed. These initiatives included targeted staff and expense reductions in both field operations and headquarters units.

    Earnings from operations totaled $28.0 million, a 79.6% decrease compared to the $137.1 million reported for 2000. Earnings were 0.7% of sales as compared to 3.1% for 2000.

    Net interest expense was $381 thousand in 2001 and $409 thousand in 2000. Net interest expense for the year was essentially flat and was attributable to higher average cash levels and reduced short-term debt balances, both impacted by lower interest rates.

    The effective income tax rate was 40.0% in 2001 and 2000.

    Net earnings totaled $16.5 million in 2001, a decrease of 81.0% compared to the $87.2 million earned in 2000. The rate of return on sales was 0.4% compared with last year's 1.9% rate. Diluted earnings per share for 2001 were $.46, an 81.1% decrease as compared to diluted earnings per share of $2.43 in 2000.

END

US Commercial Staffing
    Sales in the U.S. Commercial Staffing segment totaled $2.098 billion, a 9.9% decrease compared to the $2.328 billion reported for 2000. This reflected a decrease in hours worked of 13.6% partially offset by an increase in average hourly bill rates of 4.4%. Year-over-year sales comparisons were flat in the first quarter, and declined consistently over the balance of the year reflecting a 7.7% decrease in the second quarter, a 14.3% decrease in the third quarter and a 16.6% decrease in the fourth quarter. The Company expects continued significantly negative U.S. Commercial Staffing year-over-year sales comparisons for at least the first and second quarters of 2002.

    U.S. Commercial sales represented 49% of total Company sales in 2001 and 51% of total Company sales in 2000.

    U.S. Commercial earnings decreased 36.6% in 2001, as a result of both the sales decrease and lower gross profit rates. The decline in gross profit rates reflects an ongoing shift in mix of sales to larger customers and decreases in fee based income. U.S. Commercial gross margins may continue to decrease in 2002 as the Company expects its large corporate and national accounts will continue to increase as a percentage of total sales.

Professional, Technical and Staffing Alternatives
    Sales in the Professional, Technical and Staffing Alternatives (PTSA) segment totaled $1.072 billion, an increase of 1.4% compared to the $1.058 billion reported in 2000. The growth is due to an increase in average hourly bill rates of 5.3% partially offset by a decrease in hours worked of 5.2% in the temporary staffing businesses. In addition, there was an increase in revenues of 6.0% in the staffing alternatives businesses which include staff leasing and management services. On a year-over-year basis, fourth quarter PTSA sales declined 1.0%. This is a decrease from the 3.1% growth in the first quarter, 3.6% growth in the second quarter and a 0.2% decrease in the third quarter.

    Results continued to be mixed among the 13 business units that comprise PTSA. Kelly Healthcare, Kelly Financial and General Contractor Services were the leading performers during the year, exhibiting positive sales growth. Kelly Staff Leasing maintained positive sales growth throughout the year as well. However, several units within PTSA did experience sales decreases as the year progressed. In particular, Automotive Services Group and the Law Registry experienced double-digit sales declines as compared to 2000. These decreases, however, were consistent with industry trends in their staffing sectors.

    PTSA sales represented 25% of total Company sales in 2001 and 24% of total Company sales in 2000.

    PTSA earnings decreased 34.7% from 2000. During the first nine months of 2001, the Company continued to invest in those professional and technical businesses which exhibited stronger growth. The Company opened 13 new branches and implemented new technology, which caused expenses to be higher as compared to the prior year. In addition, recruitment fee income decreased significantly in many PTSA business units, which negatively impacted the Company's gross profit rate.

International
    Translated U.S. dollar sales in International totaled $1.087 billion, a 1.3% decrease compared to the $1.101 billion reported in 2000. This decrease resulted from a decline in the U.S. dollar average hourly bill rates of 3.9% partially offset by an increase in hours worked of 2.9%.

    However, on a same currency basis, international revenue increased 2.5%. This compared to 9.9% same currency sales growth in 2000. Year-over-year same currency sales for the fourth quarter of 2001 decreased 3%. This compared to 6% same currency sales growth in the first quarter, 4% growth in the second quarter and 2% growth in the third quarter. Global slowing in staffing demand worsened over the course of 2001 in the International segment. The slowdown was initially felt in Australia, Canada and Puerto Rico. In the fourth quarter, the decline was most apparent in Continental Europe.

    International sales represented 26% of total Company sales in 2001 and 25% of total Company sales in 2000.

END

    International earnings decreased 56.3% from 2000, reflecting the slowing in staffing demand. In addition, decreases in fee based income negatively impacted gross profit rates. However, the Company continued to see significant progress in the U.K. throughout the year. Expense reduction initiatives allowed the U.K. to significantly improve profitability in 2001. Finally, during 2001, the Company expanded geographic coverage to 26 countries with the opening of an office in Hong Kong.

RESULTS OF OPERATIONS
2000 versus 1999
    Sales totaled $4.487 billion in 2000, an increase of 5.1% compared to the $4.269 billion for 1999. This increase was a result of an increase of hours worked of 5.3% partially offset by a decrease in average hourly bill rates of 1.0%.

    The 2000 gross profit rate averaged 17.7%, which was 0.2% lower than the 17.9% rate earned in 1999. This reflected lower rates in the U.S. Commercial and International segments partially offset by an increase in the gross profit rate of PTSA.

    Selling, general and administrative expenses expressed as a percentage of sales were 14.6% in 2000 and 1999. The expense rate in 2000 reflected the elimination of Year 2000 Project costs, offset in part by increased depreciation expenses associated with the Company's technology investments.

    Earnings from operations totaled $137.1 million, a 4.7% decrease from the $144.0 million reported for 1999. Earnings were 3.1% of sales as compared to 3.4% for 1999.

    During October 2000, the Company sold undeveloped land for $10.3 million and recognized a pretax gain of $8.6 million. The proceeds from the sale were used in January 2001 for the purchase of an office building that will be utilized by the Company for future expansion.

    Net interest expense was $409 thousand compared to $241 thousand in 1999. This reflected higher average borrowing levels and higher interest rates throughout the year.

    The effective income tax rate was 40.0% in 2000 as compared to 40.8% in 1999, reflecting continued reductions in the Company's consolidated state and local tax rate.

    Net earnings totaled a record $87.2 million in 2000, a 2.4% increase over 1999. The rate of return on sales was 1.9%, compared with the 2.0% rate in 1999. Basic earnings per share were $2.44, a 3.0% increase over 1999. Diluted earnings per share for 2000 were $2.43, a 3.0% increase compared to $2.36 for 1999.

US Commercial Staffing
    Sales in the U.S. Commercial Staffing segment grew by 3.7% for the full year. This reflected an increase in average hourly bill rates of 4.0% partially offset by a decrease in hours worked of 0.5%. Sales growth improved consistently from a decrease of 0.4% in the first quarter, to 2.0%, 5.6% and 7.6% growth in the second, third and fourth quarters, respectively.

    U.S. Commercial earnings decreased 4.7% in 2000, due to a continued shift to larger corporate account business, which negatively impacted gross profit rates.

Professional, Technical and Staffing Alternatives
    PTSA sales grew in 2000 by 12.5% compared to 1999. The growth was due to an increase in hours worked of 4.9% and an increase in the average hourly bill rates of 5.8% in temporary staffing businesses, as well as an increase in revenues of 15.6% in the staffing alternatives businesses. Within the PTSA segment, growth was particularly strong in the science, healthcare and staff leasing business units.

    PTSA earnings increased 31.6% from 1999, reflecting sales growth of 12.5%, combined with a significant gross profit rate increase and favorable expense leverage.

END

International
    The strong U.S. dollar significantly weakened translated sales for the International segment. International sales grew by 1.6% as compared to 1999. This reflected an increase in hours worked of 18.6% partially offset by a decrease in translated U.S. dollar average hourly bill rates of 14.5%. The increase in hours was primarily due to acquisitions made in Mexico in October 1999, Singapore in September 2000 and Malaysia in October 2000. The decrease in average hourly bill rates was due to both unfavorable currency exchange and mix. However, on a constant currency basis, international sales growth was 9.9%. International sales represented 25% of total Company sales in 2000 and 1999.

    International earnings decreased 33.9% from 1999, reflecting the impact of unfavorable foreign currency translation on international results. In addition, significantly lower operating results in the U.K. reflected the slowing economy and the costs associated with turnover of senior country management positions.

LIQUIDITY AND CAPITAL RESOURCES
    Cash and short-term investments totaled $84 million at the end of 2001, an increase of $38 million from the $46 million balance at year-end 2000.

    Accounts receivable totaled $540 million at year end, a decrease of $92 million from $632 million at year-end 2000, reflecting lower sales, but also improved days sales outstanding. The global days sales outstanding for the fourth quarter were 47 days, which is a three-day improvement versus the Company's performance in the prior year.

    Short-term debt totaled $33 million, which decreased $25 million compared to the $58 million level in the prior year. All short-term borrowings are foreign currency denominated and reduce the Company's exposure to foreign exchange fluctuations. At year end, debt represented only 5% of total capital.

    The Company's working capital position was $322 million at the end of 2001, a decrease of $14 million from 2000 and $23 million from 1999. The current ratio was 1.9 in 2001 and 2000 and 2.0 in 1999.

    Capital expenditures for 2001 totaled $43 million, down 22% from the $54 million spent in 2000. Of the total, over 75% related to Information Technology investments. The Company's capital expenditures peaked in 1999 at $77 million. For 2002, capital expenditures are expected to total between $40 and $50 million.

    During the first quarter of 2001, the Company acquired a fully leased commercial office building that will be used for future expansion. This transaction was the second leg of a tax-free exchange for undeveloped land the Company initiated in the fourth quarter of 2000. The land was effectively swapped for the building, but in accordance with generally accepted accounting principles, it is shown as a cash acquisition for $11.8 million during 2001. The related $10.3 million cash proceeds from the sale of property is reflected in the 2000 cash from investing activities.

    Depreciation and amortization for 2001 totaled $44.4 million, a 12% increase from the $39.5 million for 2000. As a result of the implementation of Statement of Financial Accounting Standard (SFAS) No. 142 at the beginning of 2002, the Company will eliminate approximately $2.7 million of amortization of goodwill in 2002. For planning purposes, the Company expects depreciation and amortization of intangible assets other than goodwill to total approximately $45 to $50 million for 2002, reflecting on-going implementation of major IT projects.

    Assets totaled $1.039 billion in 2001, compared to $1.090 billion in 2000. The decrease in assets is primarily the result of the decrease in accounts receivable offset by an increase in cash as discussed above. The return on average assets was 1.6% in 2001, 8.2% in 2000 and 8.5% in 1999.

    Stockholders' equity was $607 million in 2001, which represents a 2.6% decrease from 2000. The decrease in stockholders' equity is primarily the result of dividends paid exceeding net earnings in 2001. The return on average stockholders' equity was 2.7% in 2001, 14.5% in 2000 and 15.2% in 1999.

    Dividends paid per common share were $.85 in 2001, a decrease of 14.1% from 2000 dividends of $.99 per share. The quarterly dividend was reduced in the fourth quarter of 2001 by 60% to a new rate of $.10 per share per quarter, or $.40 per share annually. The cash saved from this reduction will total over $21 million per year. Dividends in 1999 were $.95 per share.

END

     The Company's financial position remains strong. The Company continues to carry no long-term debt and expects to meet its growth requirements principally through cash generated from operations, available cash and short term investments and committed unused credit facilities totaling $76 million at December 30, 2001.

     The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

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

    In addition, the Company is exposed to market risk as a result of its obligation to pay benefits under its nonqualified deferred compensation plan and its related investments in company-owned variable universal life insurance policies. The obligation to employees increases and decreases based on movements in the equity and debt markets. The investments in publicly traded mutual funds, as part of the company-owned variable universal life insurance policies, are designed to mitigate this risk with offsetting gains and losses.

    Overall, the Company's holdings and positions in market risk-sensitive instruments do not subject the Company to material risk.

CRITICAL ACCOUNTING POLICIES
     The Company prepared its financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is necessary for management to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and the attached notes. These estimates and assumptions have been developed based upon all available information using the Company's best estimates. However actual results can differ from assumed and estimated amounts.

    The significant accounting policies applied in preparing the Company's financial statements are described in Note 1 to the financial statements. Policies which are considered critical are described below.

Revenue Recognition
     Revenue from sales of services is recognized as services are provided by the temporary, contract or leased employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.

Allowance for Bad Debts
     The Company records an allowance for bad debts based on historical bad debt experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for bad debts on a quarterly basis and, if necessary, increases or decreases the balance.

Workers' Compensation Expense
     The Company establishes accruals for workers' compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. The ultimate cost of these claims may be greater than or less than the established accrual. However, the Company believes that any such adjustments will not materially affect its consolidated financial position.

END

NEW ACCOUNTING PRONOUNCEMENTS
     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company expects to adopt SFAS 142 in its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition. The elimination of goodwill amortization is expected to benefit 2002 earnings before income taxes by approximately $2.7 million.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is in the process of assessing the effect of adopting SFAS 143 and 144, which will be effective for the Company's fiscal
2003 and 2002, respectively.

ADOPTION OF THE EURO
    A segment of the Company's information technology programs was devoted to changes necessary to deal with the introduction of a European single currency (the euro). The transition period for implementation was January 1, 1999 through January 1, 2002.

    The introduction and use of the euro has not had a material effect on the Company's results of operations. While the Company will continue to evaluate the impact of the euro over time, the Company does not believe that the use of the euro currency will have a material adverse impact on its consolidated financial condition, cash flows or results of operations.

FORWARD-LOOKING STATEMENTS
    Except for the historical statements and discussions contained herein, statements contained in this report relate to future events that are subject to risks and uncertainties, such as: competitive market pressures including pricing, changing market and economic conditions, material changes in demand from large corporate customers, availability of temporary workers with appropriate skills required by customers, increases in wages paid to temporary workers not passed on to customers, currency fluctuations, changes in laws and regulations, the Company's ability to effectively implement and manage its information technology programs, the ability of the Company to successfully expand into new markets and service lines and other factors discussed in the report and in the Company's filings with the Securities and Exchange Commission. Actual results may differ materially from any projections contained herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 15 of this filing and are presented in pages 16-32.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------------------------------------------------

     None.

END

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

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT.
----------------------------------------------

                                                  Served as an            Business Experience
      Name/Office                       Age      Officer Since /(1)/      During Last 5 Years
---------------------                --------    -----------------   ----------------------------------
Terence E. Adderley                     68            1961           Served as officer of registrant.
Chairman and
  Chief Executive Officer

Carl T. Camden                          47            1995           Served as officer of registrant.
President and
  Chief Operating Officer

Michael L. Durik                        53            1999           Served as officer of registrant since
Executive Vice President                                             July, 1999. From 1993 was owner of
                                                                     MLD Management, an independent
                                                                     consulting firm.

William K. Gerber                       48            1998           Served as officer of registrant since
Executive Vice President and                                         April, 1998. Prior thereto, served as
   Chief Financial Officer                                           Vice President of Finance at The
                                                                     Limited, Inc.

Arlene Grimsley                         54            1994           Served as officer of registrant.
Executive Vice President

George M. Reardon                       54            1998           Served as officer of registrant since
Senior Vice President,                                               June, 1998. From 1994, served in
  General Counsel and Secretary                                      private practice in Houston, Texas.

/(1)/ Each officer serves continuously until termination of employment or removal by the Board of Directors.

END

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial statements -

          Report of Independent Accountants

          Statements of Earnings for the three fiscal years ended
          December 30, 2001

          Statements of Cash Flows for the three fiscal years ended December 30, 2001

          Balance Sheets at December 30, 2001, December 31, 2000 and January 2, 2000

          Statements of Stockholders' Equity for the three fiscal years ended December 30, 2001

          Notes to Financial Statements

     (2)  Financial Statement Schedule -

          For the three fiscal years ended December 30, 2001:

          Schedule II - Valuation Reserves

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 33 which is incorporated herein by reference.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at December 30, 2001.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 33 of this filing.

(d) The Index to Financial Statements and Supplemental Schedule is included following the signatures beginning at page 15 of this filing.

END

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2002                             KELLY SERVICES, INC.
                                                  --------------------
                                                         Registrant
                                          By      /s/ W. K. Gerber

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

Date:  March 28, 2002                             *  T. E. Adderley
                                                  -----------------------------
                                                  T. E. Adderley
                                                  Chairman, Chief Executive
                                                   Officer and Director
                                                  (Principal Executive Officer)

Date:  March 28, 2002                             *  C. T. Camden
                                                  -----------------------------
                                                  C. T. Camden
                                                  President, Chief Operating
                                                   Officer and Director

Date:  March 28, 2002                             *  C. V. Fricke
                                                  -----------------------------
                                                  C. V. Fricke
                                                  Director

Date:  March 28, 2002                             *  M. A. Fay, O.P.
                                                  -----------------------------
                                                  M. A. Fay, O.P.
                                                  Director

Date:  March 28, 2002                             *  V. G. Istock
                                                  -----------------------------
                                                  V. G. Istock
                                                  Director

Date:  March 28, 2002                             *  B. J. White
                                                  -----------------------------
                                                  B. J. White
                                                  Director

Date:  March 28, 2002                             /s/ W. K. Gerber
                                                  -----------------------------
                                                  W. K. Gerber
                                                  Executive Vice President and
                                                   Chief Financial Officer
                                                  (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)

Date:  March 28, 2002                    *By      /s/ W. K. Gerber
                                                  -----------------------------
                                                  W. K. Gerber
                                                  Attorney-in-Fact

END

                        INDEX TO FINANCIAL STATEMENTS AND
                              SUPPLEMENTAL SCHEDULE

                      Kelly Services, Inc. and Subsidiaries

                                                                                   Page Reference
                                                                                    in Report on
                                                                                      Form 10-K
                                                                                  -----------------
Report of Independent Accountants                                                        16

Statements of Earnings for the three fiscal years ended December 30, 2001                17

Statements of Cash Flows for the three fiscal years ended December 30, 2001              18

Balance Sheets at December 30, 2001, December 31, 2000 and January 2, 2000               19

Statements of Stockholders' Equity for the three fiscal years ended
  December 30, 2001                                                                      20

Notes to Financial Statements                                                         21 - 31

Financial Statement Schedule - Schedule II - Valuation Reserves                          32

END

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Kelly Services, Inc.

In our opinion, the accompanying financial statements listed in the index on page 15 present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 30, 2001, December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Detroit, Michigan
January 22, 2002

END

                            STATEMENTS OF EARNINGS
                    Kelly Services, Inc. and Subsidiaries

                                                             2001               2000               1999
                                                        --------------     --------------     --------------
                                                          (In thousands of dollars except per share items)


Sales of services                                       $   4,256,892      $   4,487,291      $   4,269,113

Cost of services                                            3,559,037          3,694,982          3,503,052
                                                        --------------     --------------     --------------

Gross profit                                                  697,855            792,309            766,061

Selling, general and
  administrative expenses                                     669,888            655,191            622,110
                                                        --------------     --------------     --------------

Earnings from operations                                       27,967            137,118            143,951

Gain on disposition of property                                     -              8,567                  -

Interest expense, net                                            (381)              (409)              (241)
                                                        --------------     --------------     --------------

Earnings before income taxes                                   27,586            145,276            143,710

Income taxes                                                   11,037             58,100             58,600
                                                        --------------     --------------     --------------

Net earnings                                            $      16,549      $      87,176      $      85,110
                                                        ==============     ==============     ==============

Basic earnings per share                                $         .46      $        2.44      $        2.37

Diluted earnings per share                              $         .46      $        2.43      $        2.36

Dividends per share                                     $         .85      $         .99      $         .95

Average shares outstanding
  (thousands):
  Basic                                                        35,829             35,721             35,854
  Diluted                                                      35,930             35,843             36,030

See accompanying Notes to Financial Statements.

END

                                STATEMENTS OF CASH FLOWS
                         Kelly Services, Inc. and Subsidiaries


                                                             2001               2000               1999
                                                        --------------     --------------     --------------
                                                                      (In thousands of dollars)
Cash flows from operating activities
   Net earnings                                         $      16,549      $      87,176      $      85,110
   Noncash adjustments:
     Depreciation and amortization                             44,396             39,465             36,238
     Gain on disposition of property                                -             (8,567)                 -
     Deferred income taxes                                       (242)              (593)            (2,678)
   Changes in operating assets and liabilities                 84,092            (28,624)            (3,206)
                                                        --------------     --------------     --------------

        Net cash from operating activities                    144,795             88,857            115,464

Cash flows from investing activities
   Capital expenditures                                       (42,525)           (54,237)           (76,696)
   Acquisition of building                                    (11,783)                 -                  -
   Proceeds from disposition of property                            -             10,309                  -
   Short-term investments                                       1,764              3,624              6,051
   Decrease (increase) in other assets                          3,317             (8,018)           (10,872)
   Acquisition of companies                                      (192)           (20,923)            (5,557)
                                                        --------------     --------------     --------------

        Net cash from investing activities                    (49,419)           (69,245)           (87,074)

Cash flows from financing activities
   (Decrease) increase in short-term borrowings               (24,900)            10,629               (419)
   Dividend payments                                          (30,408)           (35,303)           (34,041)
   Exercise of stock options and other                            139                 85                854
   Purchase of treasury stock                                     (64)            (5,737)              (551)
                                                        --------------     --------------     --------------

        Net cash from financing activities                    (55,233)           (30,326)           (34,157)

Net change in cash and equivalents                             40,143            (10,714)            (5,767)
Cash and equivalents at beginning of year                      43,318             54,032             59,799
                                                        --------------     --------------     --------------

Cash and equivalents at end of year                     $      83,461      $      43,318      $      54,032
                                                        ==============     ==============     ==============

See accompanying Notes to Financial Statements.

END

                                BALANCE SHEETS
                    Kelly Services, Inc. and Subsidiaries

                                                              2001               2000                1999
                                                          ------------        -----------        -----------
                                                                      (In thousands of dollars)
ASSETS
------
Current Assets
  Cash and equivalents                                     $   83,461         $   43,318         $   54,032
  Short-term investments                                          630              2,394              6,018
  Accounts receivable, less allowances of
    $12,105, $13,614 and $13,575, respectively                539,692            631,771            602,485
  Prepaid expenses and other current assets                    24,950             24,903             22,801
  Deferred taxes                                               21,469             18,688             20,983
                                                           -----------        -----------        -----------
       Total current assets                                   670,202            721,074            706,319

Property and Equipment
  Land and buildings                                           56,639             44,971             49,458
  Equipment, furniture and
    leasehold improvements                                    275,063            253,666            231,654
  Accumulated depreciation                                   (119,729)           (97,552)           (94,112)
                                                           -----------        -----------        -----------
       Total property and equipment                           211,973            201,085            187,000

Noncurrent Deferred Taxes                                      31,415             33,521             29,849

Intangibles and Other Assets                                  125,791            133,896            110,523
                                                           -----------        -----------        -----------

Total Assets                                               $1,039,381         $1,089,576         $1,033,691
                                                           ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Short-term borrowings                                    $   32,939         $   57,839         $   47,210
  Accounts payable                                             65,896             69,375             73,516
  Payroll and related taxes                                   177,134            187,803            166,866
  Accrued insurance                                            24,071             21,003             25,035
  Income and other taxes                                       48,149             48,814             49,005
                                                           -----------        -----------        -----------
       Total current liabilities                              348,189            384,834            361,632

Noncurrent Liabilities
  Accrued insurance                                            39,273             34,269             40,846
  Accrued retirement benefits                                  44,764             47,004             48,840
                                                           -----------        -----------        -----------
       Total noncurrent liabilities                            84,037             81,273             89,686

Stockholders' Equity
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,609,078
    at 2001, 36,609,040 at 2000 and 36,602,210 at 1999         36,609             36,609             36,602
    Class B common stock, shares issued 3,506,788
    at 2001, 3,506,826 at 2000 and 3,513,656 at 1999            3,507              3,507              3,514
  Treasury stock, at cost
    Class A common stock, 4,232,542 shares at 2001,
    4,363,578 at 2000 and 4,234,524 at 1999                   (81,721)           (84,251)           (80,538)
    Class B common stock, 15,675 shares at 2001,
    12,817 at 2000 and 7,767 at 1999                             (435)              (371)              (248)
  Paid-in capital                                              17,035             16,371             15,761
  Earnings invested in the business                           661,483            675,388            623,564
  Accumulated foreign currency adjustments                    (29,323)           (23,784)           (16,282)
                                                           -----------        -----------        -----------

       Total stockholders' equity                             607,155            623,469            582,373
                                                           -----------        -----------        -----------

Total Liabilities and Stockholders' Equity                 $1,039,381         $1,089,576         $1,033,691
                                                           ===========        ===========        ===========

See accompanying Notes to Financial Statements.

END

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                    Kelly Services, Inc. and Subsidiaries

                                                             2001               2000                 1999
                                                         ------------       ------------        --------------
                                                                      (In thousands of dollars)

Capital Stock
   Class A common stock
      Balance at beginning of year                       $     36,609       $     36,602        $    36,541
      Conversions from Class B                                      -                  7                 61
                                                         -------------      -------------       ------------
      Balance at end of year                                   36,609             36,609             36,602

   Class B common stock
      Balance at beginning of year                              3,507              3,514              3,575
      Conversions to Class A                                        -                 (7)               (61)
                                                         -------------      -------------       ------------
      Balance at end of year                                    3,507              3,507              3,514

Treasury Stock
   Class A common stock
      Balance at beginning of year                            (84,251)           (80,538)           (81,669)
      Exercise of stock options, restricted stock
        awards and other                                        1,609              1,379              1,438
      Treasury stock issued for acquisitions                      921                522                244
      Purchase of treasury stock                                    -             (5,614)              (551)
                                                         -------------      -------------       ------------
      Balance at end of year                                  (81,721)           (84,251)           (80,538)

   Class B common stock
      Balance at beginning of year                               (371)              (248)              (248)
      Purchase of treasury stock                                  (64)              (123)                 -
                                                         -------------      -------------       ------------
      Balance at end of year                                     (435)              (371)              (248)

Paid-in Capital
   Balance at beginning of year                                16,371             15,761             14,844
   Exercise of stock options, restricted stock
      awards and other                                            453                498                808
   Treasury stock issued for acquisitions                         211                112                109
                                                         -------------      -------------       ------------
   Balance at end of year                                      17,035             16,371             15,761

Earnings Invested in the Business
   Balance at beginning of year                               675,388            623,564            572,517
   Net earnings                                                16,549             87,176             85,110
   Dividends                                                  (30,454)           (35,352)           (34,063)
                                                         -------------      -------------       ------------
   Balance at end of year                                     661,483            675,388            623,564

Accumulated Foreign Currency Adjustments
   Balance at beginning of year                               (23,784)           (16,282)            (7,796)
   Equity adjustment for foreign currency                      (5,539)            (7,502)            (8,486)
                                                         -------------      -------------       ------------
   Balance at end of year                                     (29,323)           (23,784)           (16,282)
                                                         -------------      -------------       ------------

Stockholders' Equity at end of year                      $    607,155       $    623,469        $   582,373
                                                         =============      =============       ============

Comprehensive Income
   Net earnings                                          $     16,549       $     87,176        $    85,110
   Other comprehensive income - Foreign
     currency adjustments                                      (5,539)            (7,502)            (8,486)
                                                         -------------      -------------    ---------------
   Comprehensive Income                                  $     11,010       $     79,674        $    76,624
                                                         =============      =============    ===============

See accompanying Notes to Financial Statements.

END

                          NOTES TO FINANCIAL STATEMENTS
                      Kelly Services, Inc. and Subsidiaries
            (In thousands of dollars except share and per share items)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year The Company's fiscal year ends on the Sunday nearest to December 31. The three most recent years, all of which contained 52 weeks, ended on December 30, 2001 (2001), December 31, 2000 (2000) and January 2, 2000 (1999).

Principles of Consolidation The financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Acquisitions In 2000, the Company acquired the ProStaff Group in the U.S. (Wisconsin), the Business Trends Group, headquartered in Singapore, with offices in six Southeast Asia countries, and ETT Extra in Spain. In 1999, the Company completed acquisitions in Australia, Luxembourg, Mexico and Sweden. All of the acquisitions were accounted for as purchases and did not have a material effect on the assets, liabilities, revenues or net earnings of the Company.

Foreign Currency Translation Substantially all of the Company's international subsidiaries use their local currency as their functional currency. Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates. Resulting translation adjustments, net of deferred taxes of $600, $1,100 and $700 in 2001, 2000 and 1999, respectively, are reported as accumulated foreign currency adjustments in stockholders' equity and are recorded as a component of comprehensive income.

Revenue Recognition Revenue from sales of services is recognized as services are provided by the temporary, contract or leased employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.

Allowance for Bad Debts The Company records an allowance for bad debts based on historical bad debt experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for bad debts on a quarterly basis and, if necessary, increases or decreases the balance.

Advertising Expenses Advertising expenses, which are expensed as incurred, were $13,500, $15,800 and $15,000 in 2001, 2000 and 1999, respectively.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Cash and Equivalents Cash and equivalents are stated at cost, which approximates market. The Company considers securities with original maturities of three months or less to be cash and equivalents.

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 15 to 45 years for land improvements, buildings and building improvements, 5 years for equipment, furniture and leasehold improvements and 3 to 12 years for computer hardware and software. The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1. Capitalized software is included with equipment, furniture and leasehold improvements on the balance sheet. Depreciation expense was $41,500 for 2001, $37,200 for 2000 and $33,900 for 1999.

Intangible Assets Purchased intangible assets, other than goodwill, are valued at acquisition cost and are amortized over their respective useful lives (up to 10 years) on a straight-line basis. Goodwill derived from acquisitions is capitalized and amortized over periods ranging from 20 to 40 years. The Company periodically assesses the recoverability of its goodwill based upon projected future cash flows.

END

                      Kelly Services, Inc. and Subsidiaries
            (In thousands of dollars except share and per share items)

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company expects to adopt SFAS 142 in its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition. The elimination of goodwill amortization is expected to benefit 2002 earnings before income taxes by approximately $2,700.

Payroll and Related Taxes Included in payroll and related taxes are outstanding payroll checks in excess of funds on deposit. Such amounts totaled $32,200, $29,400 and $23,200 at year-end 2001, 2000 and 1999, respectively.

Workers' Compensation Expense The Company establishes accruals for workers' compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. The ultimate cost of these claims may be greater than or less than the established accrual. However, the Company believes that any such adjustments will not materially affect its consolidated financial position.

Reclassifications Certain prior year amounts have been reclassified to conform with the current presentation.

2. SHORT-TERM INVESTMENTS
Short-term investments are classified as available for sale. Federal, state and local government obligations included in short-term investments represented 0%, 40% and 60% of the total in 2001, 2000 and 1999, respectively. The carrying amounts approximate market value at December 30, 2001, December 31, 2000 and January 2, 2000.

Interest income was $2,301, $2,770 and $2,272 for the years 2001, 2000 and 1999, respectively.

3. LAND SALE
On October 9, 2000, the Company sold undeveloped land for $10,309. The Company recognized a pretax gain in 2000 of $8,567, which is included in gain on disposition of property. The proceeds from the sale of property were used on January 8, 2001 for the purchase of an office building that will be utilized by the Company for future expansion. For tax purposes, the transaction has been treated as an IRS Code Section 1031 tax-free exchange.

4. INTANGIBLES AND OTHER ASSETS
Intangibles includes goodwill of $85,400, $86,900 and $67,900 at year-end 2001, 2000 and 1999, respectively. Accumulated amortization of goodwill at year-end 2001, 2000 and 1999 was $11,700, $9,500 and $7,900, respectively. Goodwill and other intangibles amortization expense was $2,900 in 2001 and $2,300 in 2000 and 1999.

Other assets includes the cash surrender value of certain company-owned variable universal life insurance policies, as more fully described in Note 9.

5. SHORT-TERM BORROWINGS
The Company has a committed $100 million, five-year unsecured multi-currency revolving credit facility used to fund working capital, acquisitions and for general corporate purposes. The facility expires in 2003. The interest rate applicable to borrowings under the line of credit is 20 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. LIBOR rates varied by currency and ranged from 1.9% to 4.3% at December 30, 2001. Borrowings under this arrangement were $23,600, $44,300 and $47,200 at year-end 2001, 2000 and 1999, respectively.

END

                     Kelly Services, Inc. and Subsidiaries
           (In thousands of dollars except share and per share items)

During September 2000, the Company arranged an $8,300 one-year uncommitted credit facility to be used to fund its Singapore acquisition. During 2001, the amount was increased to $11,000 and the term extended to March 2002. The outstanding balance totaled $7,800 and $7,400 at December 30, 2001 and December 31, 2000, respectively. The interest rate for this loan was 2.2% at December 30, 2001.

The Company has additional uncommitted one-year credit facilities in a number of countries which aggregate to $25,000 as of December 30, 2001. Borrowings under these lines totaled $1,500 and $6,100 at year-end 2001 and 2000, respectively. Interest rates ranged from 4.0% to 6.5% at December 30, 2001.

All of the borrowings are foreign currency denominated and support the Company's international working capital position. The carrying amounts of the Company's borrowings under the lines of credit described above approximate their fair values.

Interest expense, interest payments and weighted average interest rates related to the short-term borrowings for 2001, 2000 and 1999 were as follows:

                                       2001       2000        1999
                                    ---------   ---------   ---------
Interest expense                    $   2,682   $   3,179   $   2,513
Interest payments                       2,698       2,672       2,567
Weighted average interest rate            3.3%        5.5%        4.6%

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

During 2001, the Company repurchased 2,858 shares of its Class B common stock. The total value of the Class B shares repurchased was $64. During 2000, the Company repurchased 227,500 shares of its Class A common stock. The total value of the Class A shares repurchased was $5,614. The Company also repurchased 5,050 shares of its Class B common stock during 2000 at a total cost of $123. During December 1999, the Company repurchased 22,500 shares of its Class A common stock. The total value of the Class A shares repurchased was $551.

7. EARNINGS PER SHARE
The reconciliations of earnings per share computations for the fiscal years 2001, 2000 and 1999 were as follows:

                                                           2001            2000            1999
                                                         ----------     ----------     -----------
Net earnings                                            $   16,549     $   87,176     $    85,110
                                                         ==========     ==========     ============

Determination of shares (thousands):
Weighted average common shares outstanding                  35,829         35,721          35,854
Effect of dilutive securities:
   Stock options                                                 1              -              41
   Restricted and performance awards and other                 100            122             135
                                                         ----------     ----------     -----------
Weighted average common shares outstanding -
   assuming dilution                                        35,930         35,843          36,030
                                                         ==========     ==========     ============

Earnings per share - basic                              $      .46     $     2.44     $      2.37
Earnings per share - assuming dilution                  $      .46     $     2.43     $      2.36

END

                     Kelly Services, Inc. and Subsidiaries
           (In thousands of dollars except share and per share items)

Stock options to purchase 2,503,000, 2,309,000 and 1,162,000 shares of common stock at a weighted average price per share of $27.04, $27.30 and $31.52 were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

8. SUPPLEMENTAL CASH FLOW INFORMATION
Changes in operating assets and liabilities, as disclosed in the statements of cash flows, for the years 2001, 2000 and 1999 were as follows:

                                                          2001           2000            1999
                                                        -----------    -----------     -----------
Decrease (increase) in accounts receivable             $    85,470    $    (31,748)   $   (26,972)
Increase in prepaid expenses and other current assets       (1,371)         (2,997)        (9,138)
Increase (decrease) in accounts payable                      1,184          (5,678)        (3,059)
(Decrease) increase in payroll and related taxes            (9,075)         22,208         23,614
Increase (decrease) in accrued insurance                     8,079         (10,590)          (924)
(Decrease) increase in income and other taxes                 (195)            181         13,273
                                                        -----------    -----------     -----------
Total                                                  $    84,092    $    (28,624)   $    (3,206)
                                                        ===========    ===========     ===========

Cash flows from short-term investments for 2001, 2000 and 1999 were as follows:

                            2001           2000           1999
                         ---------      ---------       --------
Sales/Maturities        $    2,318     $    8,507      $   7,803
Purchases                     (554)        (4,883)        (1,752)
                         ---------      ---------       --------
Total                   $    1,764     $    3,624      $   6,051
                         =========      =========       ========

9. RETIREMENT BENEFITS
The Company provides a qualified defined contribution plan covering substantially all full-time employees, except officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages is funded annually. The plan also offers a savings feature with Company matching contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.

A nonqualified deferred compensation plan is provided for officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages is made annually. This plan also includes provisions for salary deferrals and Company matching contributions.

The liability for the unqualified plan was $44,800, $47,000 and $48,800 as of year-end 2001, 2000 and 1999, respectively, and is included in accrued retirement benefits. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in publicly traded mutual funds, was $44,200, $49,200 and $44,100 at year-end 2001, 2000 and 1999, respectively. These investments are included in intangibles and other assets and are restricted for the use of funding this plan.

Amounts expensed for retirement benefits totaled $7,700 in 2001, $5,300 in 2000 and $7,600 in 1999.

END

                     Kelly Services, Inc. and Subsidiaries
           (In thousands of dollars except share and per share items)

10. INCOME TAXES
Pretax income (loss) for the years 2001, 2000 and 1999 was taxed under the following jurisdictions:

                            2001           2000          1999
                         ---------      ---------      ---------
Domestic               $   38,597     $   149,431    $   134,572
Foreign                   (11,011)         (4,155)         9,138
                         ---------      ---------      ---------
 Total                 $   27,586     $   145,276    $   143,710
                         =========      =========      =========

The provision for income taxes was as follows:

                              2001         2000        1999
                            ---------    ---------   ---------
Current tax expense:
 U.S. federal              $    6,780   $   43,151  $   42,898
 U.S. state and local           2,000       10,840      11,500
 Foreign                        2,499        4,702       6,880
                            ---------    ---------    ---------
 Total current                 11,279       58,693      61,278
Total deferred                   (242)        (593)     (2,678)
                            ---------    ---------    ---------
Total provision            $   11,037   $   58,100  $   58,600
                            =========    =========    =========

Deferred tax assets are comprised of the following:

                                                2001           2000          1999
                                             -----------     ----------    ----------
Depreciation and amortization               $   (14,158)    $   (8,628)   $   (6,420)
Employee compensation and benefit plans          26,112         26,055        23,276
Workers' compensation                            22,154         19,127        22,352
Translation adjustment                            4,058          3,504         2,417
Bad debt allowance                                3,194          4,237         3,896
Loss carryforwards                                9,350          6,271         4,793
Valuation allowance                              (3,330)        (1,581)       (3,118)
Other, net                                        5,504          3,224         3,636
                                             -----------     ----------    ----------
Total deferred tax assets                   $    52,884     $   52,209    $   50,832
                                             ===========     ==========    ==========

The differences between income taxes for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

                                               2001        2000        1999
                                             ---------   ----------  ----------
Income tax based on statutory rate          $   9,655   $   50,847  $   50,299
State income taxes, net of federal benefit      1,300        7,046       7,475
General business credits                       (1,755)      (2,275)     (2,275)
Life insurance cash surrender value             2,236       (2,538)       (125)
Other, net                                       (399)       5,020       3,226
                                             ---------   ----------  ----------
Total                                       $  11,037   $   58,100  $   58,600
                                             =========   ==========  ==========

END

                     Kelly Services, Inc. and Subsidiaries
           (In thousands of dollars except share and per share items)

The Company has loss carryforwards, all related to foreign operations, at December 30, 2001 totaling $28,113 which expire as follows:

    Year                       Amount
--------------              ----------
2002-2004                  $        11
2005-2007                        2,837
2008-2011                        7,330
No expiration                   17,935
                            ----------
Total                      $    28,113
                            ==========

The Company has established a valuation allowance for loss carryforwards related to certain foreign operations, which management believes may not be utilized before expiration.

Provision has not been made for U.S. or additional foreign income taxes on an estimated $16,750 of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

The Company paid income taxes of $12,700 in 2001, $58,800 in 2000 and $53,400 in 1999.

11. PERFORMANCE INCENTIVE PLAN
Under the Performance Incentive Plan (the "Plan"), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted awards and performance awards to key employees utilizing the Company's Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at year-end 2001, 2000 and 1999 were 1,269,000, 1,283,000 and 946,000, respectively.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. If compensation cost had been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced by $1,686, $1,729 and $1,487 for 2001, 2000 and 1999,
respectively, and basic and diluted earnings per share would have been reduced by $.05 in 2001 and 2000 and $.04 in 1999.

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

The fair value of each option included in the following tables is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                           2001         2000          1999
                          --------    --------      --------
Dividend yield              4.0 %        4.0 %         4.0 %
Risk-free interest rate     5.0 %        5.9 %         5.7 %
Expected volatility        30.0 %       29.0 %        30.0 %
Expected lives               6 yrs        6 yrs         6 yrs

END

                     Kelly Services, Inc. and Subsidiaries
           (In thousands of dollars except share and per share items)

A summary of the status of stock option grants under the Plan as of December 30, 2001, December 31, 2000 and January 2, 2000, and changes during the years ended on those dates, is presented as follows:

                                                          Weighted Avg.
1999:                                     Options         Exercise Price
                                      --------------    -----------------

Outstanding at beginning of year          1,330,000              $30.78
Granted                                     592,000               25.05
Exercised                                   (32,000)              26.80
Cancelled                                  (298,000)              30.54
                                      --------------
Outstanding at end of year                1,592,000              $28.77
                                      ==============

Options exercisable at year end             552,000              $29.08
Weighted average fair value of
  options granted during the year             $6.30

2000:
Outstanding at beginning of year          1,592,000              $28.77
Granted                                     730,000               24.01
Exercised                                    (2,000)              24.77
Cancelled                                  (197,000)              27.15
                                      --------------
Outstanding at end of year                2,123,000              $27.29
                                      ==============

Options exercisable at year end             763,000              $29.05
Weighted average fair value of
  options granted during the year             $5.98

2001:
Outstanding at beginning of year          2,123,000              $27.29
Granted                                     539,000               24.36
Exercised                                    (4,000)              24.68
Cancelled                                  (288,000)              27.52
                                      --------------
Outstanding at end of year                2,370,000              $26.60
                                      ==============

Options exercisable at year end           1,022,000              $28.25
Weighted average fair value of
  options granted during the year             $5.86

END

                     Kelly Services, Inc. and Subsidiaries
           (In thousands of dollars except share and per share items)

The following table summarizes information about options outstanding at December 30, 2001:

                               Options Outstanding                           Options Exercisable
                 ---------------------------------------------------    ----------------------------------
                                          Weighted        Weighted                             Weighted
  Range of            Number               Average         Average             Number           Average
  Exercise         Outstanding            Remaining       Exercise           Exercisable       Exercise
   Prices         as of 12/30/01        Life (Years)        Price          as of 12/30/01        Price
-------------    ----------------       ------------      ----------       ---------------   --------------
$21.00-23.00             159,000               9.83           $21.18               3,000           $22.75
$23.01-24.00             550,000               8.20            24.00             137,000            24.00
$24.01-25.00             430,000               6.77            24.50             226,000            24.54
$25.01-26.00             400,000               9.57            25.60               2,000            25.54
$26.01-30.00             409,000               5.05            27.90             343,000            27.89
$30.01-38.50             422,000               5.52            33.84             311,000            33.31
                 ----------------        -----------       ----------      --------------    --------------
$21.00-38.50           2,370,000               7.26           $26.60           1,022,000           $28.25
                 ================        ===========       ==========      ==============    ==============

Restricted awards are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. Restricted awards totaling 166,500, 105,400 and 87,000 shares were granted under the Plan during 2001, 2000 and 1999, respectively. The weighted average grant date price of such awards was $26.21, $24.02 and $26.55 for 2001, 2000 and 1999,
respectively. Restricted awards outstanding totaled 241,000, 165,000 and 104,000 shares at year-ends 2001, 2000 and 1999, respectively, and have a weighted average remaining life of 1.9 years at December 30, 2001.

Under the Plan, performance awards may be granted to certain key employees, the payout of which is determined by the degree of attainment of objectively determinable performance goals over the established relevant performance period. No performance awards were granted during 2001, 2000 or 1999. There were no unearned performance awards outstanding at December 30, 2001 and December 31, 2000. Unearned performance awards outstanding at year-end 1999 were 70,000.

Total compensation cost recognized for restricted and performance awards was $2,200, $2,000 and $1,000 for 2001, 2000 and 1999, respectively. As of December
30, 2001, no SARs have been granted under the Plan.

12. LEASE COMMITMENTS
The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of December 30, 2001:

Fiscal year:

2002                       $    37,600
2003                            28,900
2004                            20,100
2005                            14,700
2006                             9,500
Later years                     17,800
                           -----------
Total                      $   128,600
                           ===========

Lease expense for 2001, 2000 and 1999 amounted to $44,500, $45,100 and $43,100, respectively.

END

                      Kelly Services, Inc. and Subsidiaries
                 (In thousands of dollars except share and per share items)

13. CONTINGENCIES
The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at December 30, 2001 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at December 30, 2001.

The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

14. SEGMENT DISCLOSURES
The Company's reportable segments are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. U.S. Commercial Staffing includes traditional office services, along with education, call center and light industrial staffing. PTSA includes various specialty staffing services ranging from finance and engineering to information and health care, along with the businesses of staff leasing, outsourcing, consulting, recruitment and general contractor services. International includes staffing services in the countries outside the U.S. listed below. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

During 2001, international operations were conducted in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

The following table presents information about the reported operating income of the Company for the fiscal years 2001, 2000 and 1999. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

                                 2001            2000            1999
                              ------------    ------------    ------------
Sales:
U.S. Commercial              $  2,097,703    $  2,328,065    $  2,244,558
PTSA                            1,072,190       1,057,749         940,264
International                   1,086,999       1,101,477       1,084,291
                              ------------    ------------    ------------

  Consolidated Total         $  4,256,892    $  4,487,291    $  4,269,113
                              ============    ============    ============

Earnings from Operations:
U.S. Commercial              $    115,406    $    181,900    $    190,808
PTSA                               47,399          72,534          55,111
International                       9,414          21,545          32,576
Corporate                        (144,252)       (138,861)       (134,544)
                              ------------    ------------    ------------

  Consolidated Total         $     27,967    $    137,118    $    143,951
                              ============    ============    ============

END

                      Kelly Services, Inc. and Subsidiaries
                   (In thousands of dollars except share and per share items)

Specified items included in segment earnings for the fiscal years 2001, 2000 and 1999 were as follows:

                                      2001          2000          1999
                                    --------      --------      --------
Depreciation and Amortization:
U.S. Commercial Staffing           $   5,322     $   5,881     $   5,911
PTSA                                   2,747         2,597         2,395
International                         11,723        11,137        11,228
Corporate                             24,604        19,850        16,704
                                    --------      --------      --------
  Consolidated Total               $  44,396     $  39,465     $  36,238
                                    ========      ========      ========

Interest Income:
U.S. Commercial Staffing           $       -     $       -     $       -
PTSA                                       -           107            23
International                            417           630           615
Corporate                              1,884         2,033         1,634
                                    --------      --------      --------
  Consolidated Total               $   2,301     $   2,770     $   2,272
                                    ========      ========      ========

Interest Expense:
U.S. Commercial Staffing           $       -     $       -     $       -
PTSA                                       -             -             -
International                          2,542         3,020         2,389
Corporate                                140           159           124
                                    --------      --------      --------
  Consolidated Total               $   2,682     $   3,179     $   2,513
                                    ========      ========      ========

A summary of long-lived assets information by geographic area as of the years ended 2001, 2000 and 1999 follows:

                              2001             2000            1999
                            ---------        ---------       ---------
Long-Lived Assets:
Domestic                   $  218,774       $  205,945      $  177,930
International                  73,597           78,669          74,463
                            ---------        ---------       ---------

  Total                    $  292,371       $  284,614      $  252,393
                            =========        =========       =========

Long-lived assets include property and equipment and intangible assets. No single foreign country's long-lived assets were material to the consolidated long-lived assets of the Company.

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country's revenue was material to the consolidated revenues of the Company.

END

                      Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA(unaudited)

                                               First       Second      Third       Fourth
                                              Quarter      Quarter     Quarter     Quarter     Year
                                            ----------   ----------  ----------  ----------  ----------
                                                 (In thousands of dollars except per share items)
Sales of services
 2001                                        $1,087,198  $1,066,255  $1,066,380  $1,037,059  $4,256,892
 2000                                         1,080,069   1,106,740   1,154,480   1,146,002   4,487,291
 1999                                         1,025,959   1,066,783   1,092,002   1,084,369   4,269,113

Cost of services
 2001                                           905,824     887,936     894,659     870,618   3,559,037
 2000                                           892,095     909,731     948,683     944,473   3,694,982
 1999                                           846,828     876,809     893,900     885,515   3,503,052

Selling, general and administrative
 2001                                           173,199     167,448     163,975     165,266     669,888
 2000                                           161,406     160,342     162,017     171,426     655,191
 1999                                           153,539     154,841     155,390     158,340     622,110

Net earnings
 2001                                             4,800       6,460       4,566         723      16,549
 2000                                            16,060      21,825      26,003      23,288      87,176
 1999                                            15,188      20,734      25,018      24,170      85,110

Basic earnings per share/(1)/
 2001                                               .13         .18         .13         .02         .46
 2000                                               .45         .61         .73         .65        2.44
 1999                                               .42         .58         .70         .67        2.37

Diluted earnings per share/(1)/
 2001                                               .13         .18         .13         .02         .46
 2000                                               .45         .61         .73         .65        2.43
 1999                                               .42         .58         .69         .67        2.36

Dividends per share
 2001                                               .25         .25         .25         .10         .85
 2000                                               .24         .25         .25         .25         .99
 1999                                               .23         .24         .24         .24         .95

/(1)/ Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

END

                        SCHEDULE II - VALUATION RESERVES
                      Kelly Services, Inc. and Subsidiaries
                               December 30, 2001
                            (In thousands of dollars)

                                                                Additions
                                                         -----------------------
                                            Balance at   Changed to   Deductions -   Balance
                                             begining     costs and   uncollectible   at end
                                             of year      expenses    accounts       of year
                                            ----------- ----------   ------------- -----------
Description
-----------

Fifty-two weeks ended December 30, 2001:
----------------------------------------
   Reserve deducted in the balance sheet
     from the assets to which it applies -

       Allowance for doubtful accounts         $13,614     $8,272          $9,781     $12,105
                                            =========== ==========   ============= ===========

Fifty-two weeks ended December 31, 2000:
----------------------------------------
   Reserve deducted in the balance sheet
     from the assets to which it applies -

       Allowance for doubtful accounts         $13,575     $7,977          $7,938     $13,614
                                            =========== ==========   ============= ===========

Fifty-two weeks ended January 2, 2000:
--------------------------------------
   Reserve deducted in the balance sheet
     from the assets to which it applies -

       Allowance for doubtful accounts         $13,035     $5,125          $4,585     $13,575
                                            =========== ==========   ============= ===========

END

                                INDEX TO EXHIBITS
                              REQUIRED BY ITEM 601,
                                REGULATION S-K
                              --------------------

Exhibit No.                       Description                           Document
----------                        -----------                           --------
     3.1 Composite Certificate of Incorporation. (Reference is made to Exhibit 3 to the Form 10-Q for the quarterly period ended July 1, 2001, filed with the Commission in August, 2001, which is incorporated herein by reference).

     3.2 By-laws. (Reference is made to Exhibit 3 to the Form 10-Q for the quarterly period ended September 30, 2001, filed with the Commission in November, 2001, which is incorporated herein by reference).

     4 Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth of the Composite Certificate of Incorporation. (Reference is made to Exhibit 4 to the Form 10-Q for the quarterly period ended July 1, 2001, filed with the Commission in August, 2001, which is incorporated herein by reference).

     10.1 Short-Term Incentive Plan, as amended and restated on March 23, 1998. (Reference is made to Exhibit 10 to the Form 10-Q for the quarterly period ended June 28, 1998, filed with the Commission in August, 1998, which is incorporated herein by reference).

     10.2 Kelly Services, Inc. Performance Incentive Plan, as amended and restated on March 29, 1996 and April 14, 2000. (Reference is made to Exhibit 10 to the Form 10-Q for the quarterly period ended April 1, 2001, filed with the Commission in May, 2001, which is incorporated herein by reference).

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