Form 10-Q
period 2002-03-31
KELLY SERVICES INC
filed 2002-05-14
CIK 55135

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No ___
     ---

At May 3, 2002, 32,493,680 shares of Class A and 3,482,943 shares of Class B common stock of the Registrant were outstanding.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings                                                     3

           Balance Sheets                                                             4

           Statements of Stockholders' Equity                                         5

           Statements of Cash Flows                                                   6

           Notes to Financial Statements                                              7

  Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                                    10

PART II.  OTHER INFORMATION AND SIGNATURE

  Item 6. Exhibits and Reports on Form 8-K                                           13

  Signature                                                                          14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (In thousands of dollars except per share data)

                                                                                 13 Weeks Ended
                                                                    ----------------------------------------

                                                                      March 31, 2002         April 1, 2001
                                                                    ------------------     -----------------
Sales of services                                                   $        1,000,040     $       1,087,198

Cost of services                                                               841,080               905,824
                                                                    ------------------     -----------------

Gross profit                                                                   158,960               181,374

Selling, general and administrative expenses                                   157,774               173,199
                                                                    ------------------     -----------------

Earnings from operations                                                         1,186                 8,175

Interest income (expense), net                                                     141                  (175)
                                                                    ------------------     -----------------

Earnings before income taxes                                                     1,327                 8,000

Income taxes                                                                       531                 3,200
                                                                    ------------------     -----------------

Net earnings                                                        $              796     $           4,800
                                                                    ==================     =================

Earnings per share:
  Basic                                                             $              .02     $             .13
  Diluted                                                                          .02                   .13

Average shares outstanding (thousands):
  Basic                                                                         35,890                35,763
  Diluted                                                                       36,001                35,915

Dividends per share                                                 $              .10     $             .25

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                            (In thousands of dollars)

ASSETS                                                                            March 31, 2002       December 30, 2001
------                                                                          ------------------   ---------------------
CURRENT ASSETS:                                                                     (UNAUDITED)
  Cash and equivalents                                                          $           84,616   $              83,461
  Short-term investments                                                                       575                     630
  Accounts receivable, less allowances of $12,830 and $12,105, respectively                539,834                 539,692
  Prepaid expenses and other current assets                                                 26,132                  24,950
  Deferred taxes                                                                            20,833                  21,469
                                                                                ------------------   ---------------------
  Total current assets                                                                     671,990                 670,202

PROPERTY AND EQUIPMENT:
  Land and buildings                                                                        56,619                  56,639
  Equipment, furniture and leasehold improvements                                          280,301                 275,063
  Accumulated depreciation                                                                (129,111)               (119,729)
                                                                                ------------------   ---------------------
  Total property and equipment                                                             207,809                 211,973

NONCURRENT DEFERRED TAXES                                                                   31,415                  31,415

GOODWILL, NET                                                                               73,868                  73,643

OTHER ASSETS                                                                                53,563                  52,148
                                                                                ------------------   ---------------------

TOTAL ASSETS                                                                    $        1,038,645   $           1,039,381
                                                                                ==================   =====================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                                         $           23,702   $              32,939
  Accounts payable                                                                          63,742                  65,896
  Payroll and related taxes                                                                193,913                 177,134
  Accrued insurance                                                                         24,017                  24,071
  Income and other taxes                                                                    44,040                  48,149
                                                                                ------------------   ---------------------
  Total current liabilities                                                                349,414                 348,189

NONCURRENT LIABILITIES:
  Accrued insurance                                                                         39,185                  39,273
  Accrued retirement benefits                                                               44,175                  44,764
                                                                                ------------------   ---------------------
  Total noncurrent liabilities                                                              83,360                  84,037

STOCKHOLDERS' EQUITY:
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,609,078 at 2002 and 2001                         36,609                  36,609
    Class B common stock, shares issued 3,506,788 at 2002 and 2001                           3,507                   3,507
  Treasury stock, at cost
    Class A common stock, 4,150,425 shares at 2002 and 4,232,542 shares at 2001            (80,136)                (81,721)
    Class B common stock, 15,675 shares at 2002 and 2001                                      (435)                   (435)
  Paid-in capital                                                                           17,459                  17,035
  Earnings invested in the business                                                        658,691                 661,483
  Accumulated foreign currency adjustments                                                 (29,824)                (29,323)
                                                                                ------------------   ---------------------

  Total stockholders' equity                                                               605,871                 607,155
                                                                                ------------------   ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $        1,038,645   $           1,039,381
                                                                                ==================   =====================

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                            (In thousands of dollars)

                                                                                 13 Weeks Ended
                                                                    ----------------------------------------

                                                                      March 31, 2002         April 1, 2001
                                                                    ------------------     -----------------
Capital Stock
 Class A common stock
  Balance at beginning of period                                    $           36,609     $          36,609
  Conversions from Class B                                                           -                     -
                                                                    ------------------     -----------------
  Balance at end of period                                                      36,609                36,609

 Class B common stock
  Balance at beginning of period                                                 3,507                 3,507
  Conversions to Class A                                                             -                     -
                                                                    ------------------     -----------------
  Balance at end of period                                                       3,507                 3,507

Treasury Stock
 Class A common stock
  Balance at beginning of period                                               (81,721)              (84,251)
  Exercise of stock options, restricted stock awards and other                   1,177                 1,346
  Treasury stock issued for acquisition                                            408                   407
                                                                    ------------------     -----------------
  Balance at end of period                                                     (80,136)              (82,498)

 Class B common stock
  Balance at beginning of period                                                  (435)                 (371)
  Purchase of treasury stock                                                         -                    (5)
                                                                    ------------------     -----------------
  Balance at end of period                                                        (435)                 (376)

Paid-in Capital
 Balance at beginning of period                                                 17,035                16,371
 Exercise of stock options, restricted stock awards and other                      332                   344
 Treasury stock issued for acquisition                                              92                    93
                                                                    ------------------     -----------------
 Balance at end of period                                                       17,459                16,808

Earnings Invested in the Business
 Balance at beginning of period                                                661,483               675,388
 Net earnings                                                                      796                 4,800
 Dividends                                                                      (3,588)               (8,941)
                                                                    ------------------     -----------------
 Balance at end of period                                                      658,691               671,247

Accumulated Foreign Currency Adjustments
 Balance at beginning of period                                                (29,323)              (23,784)
 Equity adjustment for foreign currency                                           (501)               (7,903)
                                                                    ------------------     -----------------
 Balance at end of period                                                      (29,824)              (31,687)
                                                                    ------------------     -----------------

Stockholders' Equity at end of period                               $          605,871     $         613,610
                                                                    ==================     =================

Comprehensive Income
 Net earnings                                                       $              796     $           4,800
 Other comprehensive income - Foreign currency adjustments                        (501)               (7,903)
                                                                    ------------------     -----------------
 Comprehensive income (loss)                                        $              295     $          (3,103)
                                                                    ==================     =================

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                  13 Weeks Ended
                                                                    ----------------------------------------

                                                                      March 31, 2002         April 1, 2001
                                                                    ------------------     -----------------
Cash flows from operating activities:
   Net earnings                                                     $              796     $           4,800
   Noncash adjustments:
     Depreciation and amortization                                               9,982                10,534
   (Increase) decrease in accounts receivable, net                                (472)               23,094
   Changes in operating assets and liabilities                                  10,992                12,714
                                                                    ------------------     -----------------

        Net cash from operating activities                                      21,298                51,142
                                                                    ------------------     -----------------


Cash flows from investing activities:
   Capital expenditures                                                         (5,847)              (13,849)
   (Increase) decrease in other assets                                          (1,841)                6,268
   Proceeds from sales and maturities of short-term investments                    260                    51
   Purchases of short-term investments                                            (205)                  (51)
   Acquisition of building                                                           -               (11,783)
                                                                    ------------------     -----------------

        Net cash from investing activities                                      (7,633)              (19,364)
                                                                    ------------------     -----------------


Cash flows from financing activities:
   Decrease in short-term borrowings                                            (9,237)               (8,379)
   Dividend payments                                                            (3,585)               (8,929)
   Stock options and other                                                         417                   114
   Purchase of treasury stock                                                        -                    (5)
                                                                    ------------------     -----------------

        Net cash from financing activities                                     (12,405)              (17,199)
                                                                    ------------------     -----------------

Effect of exchange rates on cash and equivalents                                  (105)                 (923)
                                                                    ------------------     -----------------

Net change in cash and equivalents                                               1,155                13,656
Cash and equivalents at beginning of period                                     83,461                43,318
                                                                    ------------------     -----------------


Cash and equivalents at end of period                               $           84,616     $          56,974
                                                                    ==================     =================

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (In thousands of dollars)


1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended December 30, 2001 (the 2001 consolidated financial statements).

2.  Segment Disclosures
The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week periods ended March 31, 2002 and April 1, 2001. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

                                                       13 Weeks Ended
                                                  2002              2001
                                              ------------      ------------

            Sales:
            U.S. Commercial Staffing          $    480,672      $    548,063
            PTSA                                   272,292           267,645
            International                          247,076           271,490
                                              ------------      ------------

               Consolidated Total             $  1,000,040      $  1,087,198
                                              ============      ============


            Earnings from Operations:
            U.S. Commercial Staffing          $     23,293      $     31,852
            PTSA                                    11,445            12,362
            International                           (1,195)            1,577
            Corporate                              (32,357)          (37,616)
                                              ------------      ------------

               Consolidated Total             $      1,186      $      8,175
                                              ============      ============


3.  Contingencies
The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at March 31, 2002 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at March 31, 2002.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                            (In thousands of dollars)


4.  Earnings Per Share
The reconciliations of earnings per share computations for the 13-week periods ended March 31, 2002 and April 1, 2001 were as follows:


                                                               13 Weeks Ended
                                                               2002      2001
                                                             -------   -------

            Net earnings                                     $   796   $ 4,800
                                                             =======   =======

            Determination of shares (thousands):
                Weighted average common
                shares outstanding                            35,890    35,763
            Effect of dilutive securities:
                Stock options                                     29        50
                Restricted and performance awards and other       82       102
                                                             -------   -------
            Weighted average common shares
                outstanding - assuming dilution               36,001    35,915
                                                             =======   =======

            Earnings per share - basic                       $   .02   $   .13
            Earnings per share - assuming dilution           $   .02   $   .13

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                            (In thousands of dollars)


5. Goodwill and Other Intangible Assets - Adoption of Statement 142
Effective for fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and eliminated the amortization of purchased goodwill. The Company also reevaluated intangible assets and determined that their remaining useful lives remained appropriate. At March 31, 2002, the unamortized purchased goodwill balance was approximately $74 million. Impairment tests of goodwill were completed as of December 31, 2001. It was determined that goodwill is not impaired; therefore there was no transitional impairment charge to be recorded. The following table presents net earnings and basic and diluted earnings per share for the quarter ended March 31, 2002 and net earnings and basic and diluted earnings per share for the quarter ended April 1, 2001, as adjusted for the non-amortization provisions of SFAS No. 142.

                                                               13 Weeks Ended
                                                              2002        2001
                                                           ---------   ---------

            Reported net earnings                          $     796   $   4,800
            Add back: Goodwill amortization, net of tax            -         566
                                                           ---------   ---------
            Adjusted net earnings                          $     796   $   5,366
                                                           =========   =========

            Basic earnings per share:
            Reported net earnings                          $    0.02   $    0.13
            Goodwill amortization, net of tax                      -        0.02
                                                           ---------   ---------
            Adjusted net earnings                          $    0.02   $    0.15
                                                           =========   =========

            Diluted earnings per share:
            Reported net earnings                          $    0.02   $    0.13
            Goodwill amortization, net of tax                      -        0.02
                                                           ---------   ---------
            Adjusted net earnings                          $    0.02   $    0.15
                                                           =========   =========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations:
First Quarter
Sales of services in the first quarter of 2002 were $1.000 billion, a decrease of 8.0% from the same period in 2001. The decrease was a result of a decline in hours worked of 10.4% partially offset by an increase in average hourly bill rates of 1.4%.

The gross profit rate for the first quarter of 2002 averaged 15.9%, a decrease of 0.8 percentage points compared to the 16.7% rate earned for the same period in 2001. The gross profit rates of all three business segments showed decreases in the first quarter of 2002 as compared to last year, primarily due to an ongoing shift in the mix of sales to larger customers, combined with decreases in placement fee income.

Selling, general and administrative expenses expressed as a percentage of sales were 15.8% in the first quarter of 2002, a 0.1 percentage point decrease compared to the 15.9% rate in the first quarter of 2001. Selling, general and administrative expenses totaled $157.8 million and decreased 8.9% year-over-year. The Company implemented a number of expense reduction initiatives during 2001 that increasingly began to show results as the year progressed, and began to have full impact during the first quarter of 2002. These initiatives included targeted staff reductions in both field operations and headquarters units.

Earnings from operations in the first quarter of 2002 totaled $1.2 million, an 85.5% decrease compared to the $8.2 million reported for the first quarter of 2001. Earnings were 0.1% of sales for the first quarter of 2002 as compared to 0.8% for the same period last year.

Net interest income in the first quarter of 2002 was $141 thousand, a $316 thousand improvement compared to last year's net interest expense of $175 thousand. The improvement is primarily attributable to higher cash balances and lower short term debt levels, offset by the impact of lower interest rates.

The effective income tax rate in the first quarter of 2002 was 40.0%, consistent with last year.

First quarter net earnings totaled $796 thousand in 2002, a decrease of 83.4% from $4.8 million earned last year. The rate of return on sales for the first quarter of 2002 was 0.1% compared with last year's 0.4% rate. Diluted earnings per share for the first quarter of 2002 were $0.02, an 84.6% decrease as compared to diluted earnings per share of $0.13 for the first quarter of 2001.

US Commercial Staffing
Sales in the U.S. Commercial Staffing segment totaled $480.7 million in the first quarter of 2002, a 12.3% decrease compared to the $548.1 million reported for the same period in 2001. This reflected a decrease in hours worked of 13.8% partially offset by an increase in average hourly bill rates of 1.8%. The sales decreases by month, on a year-over-year basis, were: 17% in January, 10% in February and 9% in March, indicating an improving trend throughout the first quarter. However, the Company expects continued negative U.S. Commercial Staffing year-over-year sales comparisons for at least the second quarter, with the possibility of small positive year-over-year sales growth by the third quarter.

U.S. Commercial Staffing sales represented 48% of total Company sales in the first quarter of 2002 and 50% of total Company sales in the first quarter of 2001.

U.S. Commercial Staffing earnings totaled $23.3 million in the first quarter of 2002, a decrease of 26.9% compared to earnings of $31.9 million last year. Expenses were tightly controlled and decreased 9.1% year-over-year. However, the 12.3% sales decrease, combined with a decrease in the gross profit rate, produced the 26.9% earnings decline. The decline in gross profit rates reflects an ongoing shift in mix of sales to larger customers and decreases in fee based income. U.S. Commercial gross margins may continue to decrease during 2002 as the Company expects its large corporate and national accounts will continue to increase as a percentage of total sales.

Professional, Technical and Staffing Alternatives
Sales in the Professional, Technical and Staffing Alternatives (PTSA) segment for the first quarter of 2002 totaled $272.3 million, an increase of 1.7% compared to the $267.6 million reported in the first quarter of 2001. Revenues in the staffing alternative businesses, which include staff leasing and management services, increased by 10.1%. This was largely offset by a 1.7% decrease in revenues for the hours based professional and technical staffing businesses, reflecting the net effect of a 7.0% decrease in hours and 5.9% increase in average hourly bill rates.

Results continued to vary among the 13 business units that comprise PTSA. Kelly Healthcare, Kelly Financial Resources and General Contractor Services continue to be the leading performers in 2002, exhibiting sales growth of 40% or better for the first quarter of 2002. Kelly Staff Leasing maintained positive sales growth of 13% during the first quarter of 2002 as well. However, three large PTSA units, Automotive Services Group, IT Resources and Kelly Home Care, continued to experience revenue declines during the first quarter of 2002. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA sales represented 27% of total Company sales in the first quarter of 2002 and 25% of total Company sales in the first quarter of 2001.

PTSA earnings for the first quarter of 2002 totaled $11.4 million and decreased 7.4% from the same period in 2001. Gross profit rates decreased 0.9 percentage points versus last year due to changes in business unit mix and rate decreases in certain business units, such as Automotive Services Group. Expenses decreased 3% on a year-over-year basis.

International
Translated U.S. dollar sales in International for the first quarter of 2002 totaled $247.1 million, a 9.0% decrease compared to the $271.5 million reported in the first quarter of 2001. This resulted from a decrease in the translated U.S. dollar average hourly bill rates of 2.9% and a decrease in hours worked of 5.6%.

On a same currency basis, international revenue decreased 6.0% in the first quarter of 2002, which reflected continued slowing from a 3% same currency sales decrease in the fourth quarter of 2001. The rate of global slowing in staffing demand continued in 2002 in the International segment, particularly throughout continental Europe, the United Kingdom and Ireland.

International sales represented 25% of total Company sales in the first quarters of 2002 and 2001.

International results were a loss of $1.2 million in the first quarter of 2002 compared to earnings of $1.6 million for the same period in 2001. The significant sales decreases in continental Europe, the United Kingdom and Ireland, combined with decreases in fee income, resulted in the operating loss. On a year-over-year basis, expenses in the International segment decreased 8%.

Financial Condition
Assets totaled $1.039 billion at March 31, 2002 and December 30, 2001. The Company's working capital position was $323 million at March 31, 2002, an increase of $0.6 million from year-end 2001. The current ratio was 1.9 at quarter end 2002 and year-end 2001. Cash and short-term investments totaled $85 million at March 31, 2002, an increase of $1 million from the $84 million balance at year-end 2001.

During the first three months of 2002, net cash from operating activities totaled $21.3 million, a decrease of 58.4% from the comparable period in 2001. This decrease is primarily due to an essentially flat accounts receivable balance during the first quarter of 2002, compared to the $23 million decrease in accounts receivable during the same period in 2001. The global days sales outstanding for the first quarter were 49 days, which is a one-day improvement versus the Company's performance for the same period in the prior year.

Short-term debt totaled $24 million at March 31, 2002, which decreased $9 million compared to the $33 million level at year-end 2001. All short-term borrowings are foreign currency denominated and reduce the Company's exposure to foreign exchange fluctuations. At quarter end, debt represented less than 4% of total capital.

Capital expenditures for the first quarter of 2002 totaled $6 million, down 57.8% from the $14 million spent in the first quarter of 2001. Of the total, over 70% related to Information Technology investments. For 2002, capital expenditures are expected to total between $35 and $40 million.

Depreciation and amortization for the first quarter of 2002 totaled $10.0 million, a 5.2% decrease from the $10.5 million for same period of 2001. As a result of the implementation of Statement of Financial Accounting Standard
(SFAS) No. 142 at the beginning of 2002, the Company will eliminate approximately $2.7 million of amortization of goodwill in 2002. Approximately $0.7 million of amortization was eliminated in the first quarter. For planning purposes, the Company expects depreciation and amortization of intangible assets other than goodwill to total approximately $43 to $47 million for 2002, reflecting on-going implementation of major IT projects.

Stockholders' equity was $606 million at March 31, 2002, which represents a $1 million decrease from year-end 2001. The decrease in stockholders' equity is primarily the result of dividends paid exceeding net earnings in the first quarter of 2002.

Dividends paid per common share were $.10 in the first quarter of 2002, a decrease of 60% from dividends of $.25 per share in the first quarter of 2001.

The Company's financial position remains strong. The Company continues to carry no long-term debt and expects to meet its growth requirements principally through cash generated from operations, available cash and short term investments and committed unused credit facilities.

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

          (a)  Exhibits - None

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KELLY SERVICES, INC.

Date:  May 14, 2002



                                       /s/ William K. Gerber
                                       William K. Gerber

                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)