Form 10-Q
period 2002-06-30
KELLY SERVICES INC
filed 2002-08-07
CIK 55135

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

At August 2, 2002, 32,003,981 shares of Class A and 3,480,243 shares of Class B common stock of the Registrant were outstanding.

                      KELLY SERVICES, INC. AND SUBSIDIARIES


                                                                                 Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings                                                   3

           Balance Sheets                                                           4

           Statements of Stockholders' Equity                                       5

           Statements of Cash Flows                                                 6

           Notes to Financial Statements                                            7

  Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                                  10


PART II. OTHER INFORMATION AND SIGNATURE

  Item 4.Submission of Matters to a Vote of Security Holders                       16

  Item 6.Exhibits and Reports on Form 8-K                                          16

  Signature                                                                        17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                 (In thousands of dollars except per share data)


                                               13 Weeks Ended                          26 Weeks Ended
                                    ------------------------------------    -----------------------------------

                                     June 30, 2002       July 1, 2001       June 30, 2002       July 1, 2001
                                    ---------------     --------------     ---------------     --------------
Sales of services                   $     1,076,969     $    1,066,255     $     2,077,009     $    2,153,453


Cost of services                            906,753            887,936           1,747,833          1,793,760
                                    ---------------     --------------     ---------------     --------------

Gross profit                                170,216            178,319             329,176            359,693

Selling, general and
  administrative expenses                   163,741            167,448             321,515            340,647
                                    ---------------     --------------     ---------------     --------------

Earnings from operations                      6,475             10,871               7,661             19,046

Interest income (expense), net                   82              (101)                 223              (276)
                                    ---------------     --------------     ---------------     --------------

Earnings before income taxes                  6,557             10,770               7,884             18,770

Income taxes                                  2,622              4,310               3,153              7,510
                                    ---------------     --------------     ---------------     --------------

Net earnings                        $         3,935     $        6,460     $         4,731     $       11,260
                                    ===============     ==============     ===============     ==============

Earnings per share:
  Basic                             $           .11     $          .18     $           .13     $          .31
  Diluted                                       .11                .18                 .13                .31

Average shares outstanding
  (thousands):
  Basic                                      35,977             35,834              35,933             35,799
  Diluted                                    36,252             35,919              36,152             35,908

Dividends per share                 $           .10     $          .25     $           .20     $          .50


See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                           (In thousands of dollars)



ASSETS                                                 June 30, 2002           December 30, 2001
------                                                 -------------           -----------------
CURRENT ASSETS:                                        (UNAUDITED)
  Cash and equivalents                                 $      76,958           $          83,461
  Short-term investments                                         574                         630
  Accounts receivable, less allowances of
    $13,048 and $12,105, respectively                        589,147                     539,692
  Prepaid expenses and other current assets                   27,503                      24,950
  Deferred taxes                                              21,657                      21,469
                                                       -------------           -----------------
  Total current assets                                       715,839                     670,202

PROPERTY AND EQUIPMENT:
  Land and buildings                                          56,680                      56,639
  Equipment, furniture and
    leasehold improvements                                   292,254                     275,063
  Accumulated depreciation                                  (141,716)                   (119,729)
                                                       -------------           -----------------
  Total property and equipment                               207,218                     211,973

NONCURRENT DEFERRED TAXES                                     31,415                      31,415

GOODWILL, NET                                                 78,293                      73,643

OTHER ASSETS                                                  51,278                      52,148
                                                       -------------           -----------------
TOTAL ASSETS                                           $   1,084,043           $       1,039,381
                                                       =============           =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                $      29,902           $          32,939
  Accounts payable                                            89,413                      88,217
  Payroll and related taxes                                  192,883                     154,813
  Accrued insurance                                           24,972                      24,071
  Income and other taxes                                      45,013                      48,149
                                                       -------------           -----------------
  Total current liabilities                                  382,183                     348,189


NONCURRENT LIABILITIES:
  Accrued insurance                                           40,744                      39,273
  Accrued retirement benefits                                 40,939                      44,764
                                                       -------------           -----------------
  Total noncurrent liabilities                                81,683                      84,037


STOCKHOLDERS' EQUITY:
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,617,148
    at 2002 and 36,609,078 at 2001                            36,617                      36,609
    Class B common stock, shares issued 3,498,718
    at 2002 and 3,506,788 at 2001                              3,499                       3,507
  Treasury stock, at cost
    Class A common stock, 4,115,267 shares at 2002
    and 4,232,542 at 2001                                    (79,457)                    (81,721)
    Class B common stock, 16,375 shares at 2002
    and 15,675 at 2001                                          (454)                       (435)
  Paid-in capital                                             17,686                      17,035
  Earnings invested in the business                          659,027                     661,483
  Accumulated foreign currency adjustments                   (16,741)                    (29,323)
                                                       -------------           -----------------
  Total stockholders' equity                                 620,177                     607,155
                                                       -------------           -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   1,084,043           $       1,039,381
                                                       =============           =================

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                       13 Weeks Ended              26 Weeks Ended
                                                ---------------------------  ---------------------------
                                                June 30, 2002  July 1, 2001  June 30, 2002  July 1, 2001
                                                -------------  ------------  -------------  ------------
Capital Stock
 Class A common stock
 Balance at beginning of period                   $  36,609     $  36,609      $  36,609     $  36,609
 Conversions from Class B                                 8             -              8             -
                                                  ---------     ---------      ---------     ---------
 Balance at end of period                            36,617        36,609         36,617        36,609

Class B common stock
 Balance at beginning of period                       3,507         3,507          3,507         3,507
 Conversions to Class A                                  (8)            -             (8)            -
                                                  ---------     ---------      ---------     ---------
 Balance at end of period                             3,499         3,507          3,499         3,507

Treasury Stock
 Class A common stock
 Balance at beginning of period                     (80,136)      (82,498)       (81,721)      (84,251)
 Exercise of stock options, restricted stock
  awards and other                                      679           139          1,856         1,485
 Treasury stock issued for acquisitions                   -            44            408           451
                                                  ---------     ---------      ---------     ---------
 Balance at end of period                           (79,457)      (82,315)       (79,457)      (82,315)

Class B common stock
 Balance at beginning of period                        (435)         (376)          (435)         (371)
 Purchase of treasury stock                             (19)            -            (19)           (5)
                                                  ---------     ---------      ---------     ---------
 Balance at end of period                              (454)         (376)          (454)         (376)

Paid-in Capital
 Balance at beginning of period                      17,459        16,808         17,035        16,371
 Exercise of stock options, restricted stock
  awards and other                                      227            54            559           398
 Treasury stock issued for acquisitions                   -             9             92           102
                                                  ---------     ---------      ---------     ---------
 Balance at end of period                            17,686        16,871         17,686        16,871

Earnings Invested in the Business
 Balance at beginning of period                     658,691       671,247        661,483       675,388
 Net earnings                                         3,935         6,460          4,731        11,260
 Dividends                                           (3,599)       (8,960)        (7,187)      (17,901)
                                                  ---------     ---------      ---------     ---------
 Balance at end of period                           659,027       668,747        659,027       668,747

Accumulated Foreign Currency Adjustments
 Balance at beginning of period                     (29,824)      (31,687)       (29,323)      (23,784)
 Equity adjustment for foreign currency              13,083          (885)        12,582        (8,788)
                                                  ---------     ---------      ---------     ---------
 Balance at end of period                           (16,741)      (32,572)       (16,741)      (32,572)
                                                  ---------     ---------      ---------     ---------

Stockholders' Equity at end of period             $ 620,177     $ 610,471      $ 620,177     $ 610,471
                                                  =========     =========      =========     =========
 Comprehensive Income
 Net earnings                                     $   3,935     $   6,460      $   4,731     $  11,260
 Other comprehensive income - Foreign
  currency adjustments                               13,083          (885)        12,582        (8,788)
 Comprehensive Income                             ---------     ---------      ---------     ---------
                                                  $  17,018     $   5,575      $  17,313     $   2,472
                                                  =========     =========      =========     =========


See accompanying Notes to Financial Statements.

                     KELLY SERVICES, INC. AND SUBSIDIARIES


                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (In thousands of dollars)

                                                                               26 Weeks Ended
                                                                  --------------------------------------

                                                                    June 30, 2002         July 1, 2001
                                                                  -----------------     ----------------


Cash flows from operating activities:
   Net earnings                                                  $           4,731     $         11,260
   Noncash adjustments:
     Depreciation and amortization                                          21,079               21,447
   (Increase) decrease in accounts receivable, net                         (35,603)              37,860
   Changes in operating assets and liabilities                              27,361               14,257
                                                                  -----------------     ----------------

        Net cash from operating activities                                  17,568               84,824
                                                                  -----------------     ----------------

Cash flows from investing activities:
   Capital expenditures                                                    (14,229)             (23,751)
   Decrease in other assets                                                  1,181                5,301
   Proceeds from sales and maturities of short-term investments                360                1,265
   Purchases of short-term investments                                        (304)                (185)
   Acquisition of building                                                       -              (11,783)
   Acquisition of companies, net of cash received                                -                 (180)
                                                                  -----------------     ----------------
        Net cash from investing activities                                 (12,992)             (29,333)
                                                                  -----------------     ----------------


Cash flows from financing activities:
   Decrease in short-term borrowings                                        (5,916)             (12,701)
   Dividend payments                                                        (7,187)             (17,874)
   Stock options and other                                                     832                  123
   Purchase of treasury stock                                                  (19)                  (5)
                                                                  -----------------     ----------------

        Net cash from financing activities                                 (12,290)             (30,457)
                                                                  -----------------     ----------------

Effect of exchange rates on cash and equivalents                             1,211               (1,100)
                                                                  -----------------     ----------------

Net change in cash and equivalents                                          (6,503)              23,934
Cash and equivalents at beginning of period                                 83,461               43,318
                                                                  -----------------     ----------------

Cash and equivalents at end of period                            $          76,958     $         67,252
                                                                  =================     ================


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

2.  Impairment of Long-Lived Assets
The Company evaluates long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. See footnote 6 for the discussion on the impairment of goodwill and intangible assets not subject to amortization.

3.  Segment Disclosures
The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 26-week periods ended June 30, 2002 and July 1, 2001. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

                                        13 Weeks Ended                         26 Weeks Ended
                                     2002            2001                  2002             2001
                                 ------------    ------------         --------------    -------------

Sales:
U.S. Commercial Staffing        $    526,561    $    528,863         $    1,007,233    $   1,076,926
PTSA                                 282,172         271,477                554,464          539,122
International                        268,236         265,915                515,312          537,405
                                 ------------    ------------         --------------    -------------

  Consolidated Total            $  1,076,969    $  1,066,255         $    2,077,009    $   2,153,453
                                 ============    ============         ==============    =============

Earnings from Operations:
U.S. Commercial Staffing        $     27,613    $     30,895         $       50,906    $      62,745
PTSA                                  12,332          13,567                 23,777           25,949
International                            501           1,994                   (694)           3,571
Corporate                            (33,971)        (35,585)               (66,328)         (73,219)
                                 ------------    ------------         --------------    -------------

  Consolidated Total            $      6,475    $     10,871         $        7,661    $      19,046
                                 ============    ============         ==============    =============

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                            (In thousands of dollars)

4.  Contingencies
The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at June 30, 2002 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at June 30, 2002.

5.  Earnings Per Share
The reconciliations of earnings per share computations for the 13-week and 26-week periods ended June 30, 2002 and July 1, 2001 were as follows:

                                                    13 Weeks Ended                  26 Weeks Ended
                                                   2002          2001            2002            2001
                                               ----------     ----------     ----------     -----------

Net earnings                                  $    3,935     $    6,460     $    4,731     $    11,260
                                               ==========     ==========     ==========     ===========

Determination of shares (thousands):
  Weighted average common
  shares outstanding                              35,977         35,834         35,933          35,799
Effect of dilutive securities:
  Stock options                                      179              -             95              13
  Restricted and performance awards and other         96             85            124              96
                                               ----------     ----------     ----------     -----------
Weighted average common shares
  outstanding - assuming dilution                 36,252         35,919         36,152          35,908
                                               ==========     ==========     ==========     ===========
Earnings per share - basic                    $      .11     $      .18     $      .13     $       .31
Earnings per share - assuming dilution        $      .11     $      .18     $      .13     $       .31

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                            (In thousands of dollars)


6. Goodwill and Other Intangible Assets - Adoption of Statement 142
Effective for fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and eliminated the amortization of purchased goodwill. The Company also reevaluated intangible assets and determined that their remaining useful lives remained appropriate. At June 30, 2002, the unamortized purchased goodwill balance was approximately $78 million. Impairment tests of goodwill and intangible assets not subject to amortization were completed as of December 31, 2001. It was determined that goodwill and intangible assets not subject to amortization are not impaired; therefore there was no transitional impairment charge to be recorded. In accordance with SFAS No. 142 the Company will test goodwill and intangible assets not subject to amortization on an annual basis or more often if circumstances change, indicating potential impairment. The following table presents net earnings and basic and diluted earnings per share for the 13-week and 26-week periods ended June 30, 2002 and July 1, 2001, as adjusted for the non-amortization provisions of SFAS No. 142.

                                                             13 Weeks Ended                   26 Weeks Ended
                                                          2002            2001            2002            2001
                                                      -----------     -----------     -----------     ------------
Reported net earnings                                $     3,935     $     6,460     $     4,731     $     11,260
Add back: Goodwill amortization, net of tax                    -             486               -            1,052
                                                      -----------     -----------     -----------     ------------
Adjusted net earnings                                $     3,935     $     6,946     $     4,731     $     12,312
                                                      ===========     ===========     ===========     ============

Basic earnings per share:
Reported net earnings                                $      0.11     $       0.18    $       0.13    $       0.31
Goodwill amortization, net of tax                              -             0.01               -            0.03
                                                      -----------     ------------    ------------    ------------
Adjusted net earnings                                $      0.11     $       0.19    $       0.13    $       0.34
                                                      ===========     ============    ============    ============

Diluted earnings per share:
Reported net earnings                                $      0.11     $       0.18    $       0.13    $       0.31
Goodwill amortization, net of tax                              -             0.01               -            0.03
                                                      -----------     ------------    ------------    ------------
Adjusted net earnings                                $      0.11     $       0.19    $       0.13    $       0.34
                                                      ===========     ============    ============    ============

7.  Subsequent Event
On July 1, 2002 the Company purchased 500,000 shares of Class A common stock from the William R. Kelly Trust. The total value of the share repurchase was $13.1 million, or $26.28 per share, representing a 2.7% discount to the June 28, 2002 closing market price. This repurchase, which represents approximately 1.4% of the outstanding shares, will be reflected in the Company's third quarter results.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations:
Second Quarter
Sales of services in the second quarter of 2002 were $1.077 billion, an increase of 1.0% from the same period in 2001. This improvement was a result of an increase in average hourly bill rates of 1.1% partially offset by a decline in hours worked of 0.2%. Sales increases in the Professional, Technical and Staffing Alternatives (PTSA) and International segments were partially offset by a small decline in the U.S. Commercial Staffing segment.

The gross profit rate for the second quarter of 2002 averaged 15.8%, a decrease of 0.9 percentage points compared to the 16.7% rate earned for the same period in 2001. The gross profit rates of all three business segments showed decreases in the second quarter of 2002 as compared to last year. The decline in gross profit rates was due primarily to a continuing shift in the mix of customers to large corporate and national accounts, a shift in service line mix from office/clerical business to lower margin light industrial business and a decline in placement fee income.

Many of the Company's large corporate and national account customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with the Company's small and medium size customers. The Company's strategy is focused on serving and growing these large corporate and national accounts. As customer mix shifts to large corporate and national accounts, the Company's average gross margins tend to decrease. The Company expects this trend to continue throughout the balance of 2002.

The Company has also experienced a shift in its mix of business from the office/clerical to light industrial service lines. Because light industrial business typically generates lower gross profit rates than office/clerical staffing, this mix shift has also tended to reduce the Company's average gross profit rates. The Company believes this shift in business mix is, in large part, related to the current economic environment and expects this shift in business mix to reverse when the economy fully recovers.

Fee based recruitment income, which represents approximately one percent of the Company's total sales, has a significant impact on gross profit rates. There are very low direct costs of services associated with recruitment income. Therefore, decreases in permanent placement fees can have a disproportionate impact on gross profit rates. As compared to last year, many customers reduced or eliminated the recruiting of full-time employees and the conversions of temporary to permanent staff. The Company expects that recruitment fee income will begin to increase when economic growth and job creation resume.

Selling, general and administrative expenses expressed as a percentage of sales were 15.2% in the second quarter of 2002, a 0.5 percentage point improvement compared to the 15.7% rate in the second quarter of 2001. Selling, general and administrative expenses totaled $163.7 million, a 2.2% year-over-year decrease. The decrease was primarily due to staff reductions and lower telecommunications and recruiting costs, which were the result of expense reduction initiatives the Company implemented during 2001 that increasingly began to have effect as the year progressed. The staff reductions in both field operations and headquarters units generated savings of approximately $3 million in the second quarter of 2002 as compared to the second quarter of the prior year. The Company did not incur significant termination costs as a result of these staff reductions. The majority of the staff reductions took place during the second and third quarters of 2001. As a result, the year-over-year change for the remainder of 2002, as compared with 2001, is not expected to be as favorable as the second quarter.

Earnings from operations in the second quarter of 2002 totaled $6.5 million, a 40.4% decrease compared to the $10.9 million reported for the second quarter of 2001. Earnings were 0.6% of sales for the second quarter of 2002 as compared to 1.0% for the same period last year.

Net interest income in the second quarter of 2002 was $82 thousand, a $183 thousand improvement compared to last year's net interest expense of $101 thousand. The improvement is primarily attributable to higher cash balances and lower short-term debt levels, offset by the impact of lower interest rates.

The effective income tax rate in the second quarter of 2002 was 40.0%, consistent with last year.

Second quarter net earnings totaled $3.9 million in 2002, a decrease of 39.1% from $6.5 million earned last year. The rate of return on sales for the second quarter of 2002 was 0.4% compared with last year's 0.6% rate. Diluted earnings per share for the second quarter of 2002 were $0.11, a 38.9% decrease as compared to diluted earnings per share of $0.18 reported for the second quarter of 2001.

US Commercial Staffing
Sales in the U.S. Commercial Staffing segment totaled $526.6 million in the second quarter of 2002, a 0.4% decrease compared to the $528.9 million reported for the same period in 2001. This reflected a 0.2% decrease in hours worked and 0.1% decrease in average hourly bill rates. The sales changes by month, on a year-over-year basis, were: down 3% in April, flat in May and up 1% in June, indicating sequential improvement throughout the second quarter. The Company expects continued improvement during the third quarter, but the rate of improvement has slowed relative to the first quarter of 2002.

U.S. Commercial Staffing sales represented 49% of total Company sales in the second quarter of 2002 and 50% of total Company sales in the second quarter of 2001.

U.S. Commercial Staffing earnings totaled $27.6 million in the second quarter of 2002, a decrease of 10.6% compared to earnings of $30.9 million last year. Expenses were tightly controlled and decreased 1.5% year-over-year. However, the 0.4% sales decrease, combined with a 0.7 percentage point decrease in the gross profit rate, produced the 10.6% earnings decline. The decline in the gross profit rate reflects both an ongoing shift in mix of sales to larger corporate and national account customers, a shift in the business mix from office/clerical to light industrial service lines and decreases in fee based income. The year-over-year decrease in fee based recruitment income for US Commercial was 30% in the second quarter. The decrease in expenses was due in large part to staff reductions and lower recruiting costs.

Professional, Technical and Staffing Alternatives
PTSA includes the following business units: Kelly Scientific Resources, Kelly Healthcare Resources, Kelly Home Care Services, Kelly Automotive Services Group, Kelly Engineering Resources, Kelly Information Technology Resources, Kelly Law Registry, Kelly Financial Resources, National Payroll Services, Kelly Management Services, Kelly Staff Leasing, Inc., Kelly Human Resource Consulting, HRFirst and Vendor Management Services. PTSA sales represented 26% of total Company sales in the second quarter of 2002 and 25% in the second quarter of 2001.

Sales in the PTSA segment for the second quarter of 2002 totaled $282.2 million, an increase of 3.9% compared to the $271.5 million reported in the second quarter of 2001. This reflected a 5.8% increase in average hourly bill rates partially offset by a 1.7% decrease in hours worked. Revenues in the staffing alternative businesses, which include the staff leasing and management services business units, increased by 6.0% compared to the second quarter of 2001.

Results continued to vary among the 14 business units that comprise PTSA. For the second straight quarter, Kelly Healthcare Resources (KHR) and Kelly Financial Resources (KFR) continue to be the leading performers in 2002, exhibiting sales growth of 40% or better for the second quarter. Kelly Staff Leasing (KSL), Kelly Engineering Resources and Kelly Information Technology maintained positive sales growth during the second quarter as well. The sales growth in KHR and KFR reflect the impact of new branches opened in 2001.

Two large PTSA units, Kelly Automotive Services Group (ASG) and Kelly Home Care
(KHC), continued to experience revenue declines during the second quarter of 2002. These decreases, however, were consistent with industry trends in their staffing sectors. The sales decrease reflects the general softening of the automotive and home healthcare industries within the overall economy.

PTSA earnings for the second quarter of 2002 totaled $12.3 million and decreased 9.1% from the same period in 2001. This was the result of a decrease of 1.2 percentage points in the gross profit rate, partially offset by the 3.9% increase in sales and a 1.4% decrease in expenses.

The decrease in the gross profit rate was due to changes in business unit mix and rate decreases in certain business units, such as ASG, Kelly Information Technology and KSL. The largest factor in the business unit mix change was the decline in sales at the Kelly Home Care division which has a higher than average gross profit margin. The decrease in gross margin at KSL was due in large part to higher employee benefit costs.

International
Translated U.S. dollar sales in International for the second quarter of 2002 totaled $268.2 million, a 0.9% increase compared to the $265.9 million reported in the second quarter of 2001. This resulted from an increase in the translated U.S. dollar average hourly bill rates of 1.2% and an increase in hours worked of 0.3%, partially offset by a 17% decrease in recruitment fees.

On a same currency basis, International revenue decreased 2% in the second quarter of 2002. This compares to a same currency sales decline of 6% in the first quarter of 2002 and a 3% decline in the fourth quarter of 2001. Canada, Mexico and Asia-Pacific, the first regions within the International segment to reflect the negative impact of the global economic slowdown, are now beginning to show early signs of improvement. Year-over-year sales in continental Europe and the United Kingdom remained negative in the second quarter.

International sales represented 25% of total Company sales in the second quarters of 2002 and 2001.

International earnings from operations were $0.5 million in the second quarter of 2002 compared to $2.0 million for the same period in 2001. However, this result does represent a significant sequential improvement compared to the operating loss of $1.2 million in the first quarter of 2002. The year-over-year decrease in earnings from operations was the result of a 1.0 percentage point decline in the gross profit rate, partially offset by the 0.9% increase in sales and a 1.8% decrease in expenses.

The decline in the gross profit rate was primarily due to a 17.0% decrease in recruitment fee income and decreases in the gross profit rates of Netherlands, Germany, Canada, Mexico and Puerto Rico. On a year-over-year basis, expenses in the International segment decreased 1.8% primarily due to lower recruiting and retention costs and the elimination of goodwill amortization, partially offset by higher facilities costs. The increase in facilities costs was related to new branch office openings in Italy during 2001.

Year-to-Date
Sales of services totaled $2.077 billion during the first six months of 2002, a decrease of 3.5% from the same period in 2001. The decrease was a result of a decrease in hours worked of 5.4% partially offset by an increase in average hourly bill rates of 1.3%. Sales decreases in the U.S. Commercial Staffing and International segments were partially offset by an increase at the PTSA segment.

Gross profit of $329.2 million was 8.5% lower than the first six months of 2001, and gross profit as a percentage of sales was 15.8% in 2002, which decreased 0.9% compared to the 16.7% rate recorded last year. This reflected decreases in the gross profit rates of all three business segments. The decline in gross profit rates was due primarily to a continuing shift in the mix of customers to large corporate and national accounts, a shift in service line mix from office/clerical business to lower margin light industrial business and a decline in recruitment fee income.

Selling, general and administrative expenses of $321.5 million were 5.6% lower than last year. The expense rate improved to 15.5% of sales in 2002 as compared to 15.8% in 2001. The decrease was due primarily to staff reductions and lower telecommunication and recruiting costs, which were the result of expense reduction initiatives the Company implemented during 2001, that increasingly began to have effect as the year progressed. The staff reductions in both field operations and headquarters units generated savings of approximately $10 million year-to-date as compared with the prior year. The Company did not incur significant termination costs as a result of these staff reductions. The majority of the staff reductions took place during the second and third quarters of 2001. As a result, the year-over-year change for the remainder of 2002, as compared with 2001, is not expected to be as favorable as the first six month period.

Net interest income for the first six months of 2002 was $223 thousand, a $499 thousand improvement compared to last year's net interest expense of $276 thousand. The improvement is primarily attributable to higher cash balances and lower short-term debt levels, offset by the impact of lower interest rates.

Earnings before taxes were $7.9 million, a decrease of 58.0% from 2001. Earnings before taxes averaged 0.4% of sales in the first six months of 2002 and 0.9% of sales in 2001. Income taxes were 40.0% of pretax earnings in the first six months of 2002 and 2001.

Net earnings were $4.7 million or a 58.0% decrease compared to the first six months of 2001. Basic and diluted earnings per share were $.13, a decrease of 58.1% as compared to earnings per share of $.31 in the first six months of 2001.

U.S. Commercial Staffing
Sales in the U.S. Commercial Staffing segment totaled $1,007.2 million for the first six months of 2002, a 6.5% decrease compared to the $1,076.9 million reported for the same period in 2001. This reflected a 7.1% decrease in hours worked partially offset by a 0.8% increase in average hourly bill rates. U.S. Commercial Staffing sales represented 48% of total Company sales for the first six months of 2002 as compared with 50% in the same period of 2001.

U.S. Commercial Staffing earnings totaled $50.9 million for the first six months of 2002 compared to earnings of $62.7 million last year, a decrease of 18.9%. Expenses were tightly controlled and decreased 5.4% year-over-year primarily due in large part to staff reductions and lower recruiting costs. However, the 6.5% sales decrease, combined with a 0.7 percentage point decrease in the gross profit rate, produced the 18.9% earnings decline. The decline in the gross profit rate reflects both an ongoing shift in mix of sales to larger corporate and national accounts, a shift in the business mix from office/clerical to light industrial and decreases in fee based income. The year-over-year decrease in recruitment fee income for US Commercial was 35% for the first six months of 2002.

Professional, Technical and Staffing Alternatives
Sales in the PTSA segment for the first six months of 2002 totaled $554.5 million, an increase of 2.8% compared to the $539.1 million reported for the first six months of 2001. This reflected a 7.5% increase in average hourly bill rates partially offset by a 4.4% decrease in hours worked. PTSA sales represented 27% of total Company sales for the first six months of 2002 as compared with 25% in the same period of 2001.

For the first six months of 2002, Kelly Healthcare Resources and Kelly Financial Resources continued to be the leading performers, exhibiting sales growth of 40% or better as compared to the comparable period in 2001. Kelly Staff Leasing, Kelly Law Registry and Kelly Engineering Resources also maintained positive sales growth. However, three large PTSA units, Kelly Automotive Services Group, Kelly Information Technology and Kelly Home Care, experienced revenue declines during the first six months of 2002 as compared to the first six months of 2001. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings for the first six months of 2002 totaled $23.8 million and decreased 8.4% from the same period in 2001. This was the result of a decrease of 1.1 percentage points in the gross profit rate, partially offset by the 2.8% increase in sales and a 2.3% decrease in expenses.

The decrease in the gross profit rate was due to changes in business unit mix and rate decreases in certain business units, such as Kelly Automotive Services Group and Kelly Information Technology. The most significant factors impacting the business unit mix were the decline in sales at the Kelly Home Care unit, which has a higher than average gross profit rate, and the increase in sales at Kelly Staff Leasing, which has a significantly lower than average gross profit rate.

International
Translated U.S. dollar sales in International for the first six months of 2002 totaled $515.3 million, a 4.1% decrease compared to the $537.4 million reported in the first six months of 2001. This resulted from a decrease in the translated U.S. dollar average hourly bill rates of 0.7%, a decrease in hours worked of 2.8% and a 22% decrease in recruitment fees.

On a same currency basis, International revenue decreased 4% in the first six months of 2002. International sales represented 25% of total Company sales in the first six months of 2002 and 2001.

International results were a loss of $0.7 million for the first six months of 2002 compared to earnings of $3.6 million for the same period in 2001. The decrease in earnings from operations was the result of the 4.1% decrease in sales and a 1.0 percentage point decline in the gross profit rate, partially offset by a 4.9% reduction in expenses.

The decline in the gross profit rate was primarily due to a 22.0% decrease in recruitment fee income. On a year-over-year basis, expenses in the International segment decreased 4.9% primarily due to staff reductions, lower recruiting costs and the elimination of goodwill amortization.

Financial Condition
Assets totaled $1.084 billion at June 30, 2002, an increase of 4.3% from the $1.039 billion at December 31, 2001. The Company's working capital position was $334 million at June 30, 2002, an increase of $12 million from year-end 2001. The current ratio was 1.9 at quarter-end 2002 and year-end 2001. Cash and short-term investments totaled $78 million at June 30, 2002, a decrease of $6 million compared to the $84 million at year-end 2001.

During the first six months of 2002, net cash from operating activities totaled $17.6 million, a decrease of 79.3% from the comparable period in 2001. This decrease is primarily due to a $35.6 million increase in the accounts receivable balance, compared to the $37.9 million decrease in accounts receivable during the same period in 2001. The global days sales outstanding for the second quarters of 2002 and 2001 was 50 days.

Short-term debt totaled $30 million at June 30, 2002, which decreased $3 million compared to the $33 million level at year-end 2001. All short-term borrowings are foreign currency denominated and reduce the Company's exposure to foreign exchange fluctuations. At quarter end, debt represented less than 5% of total capital.

Capital expenditures for the first six months of 2002 totaled $14 million, down 40.1% from the $24 million spent in the first six months of 2001. For 2002, capital expenditures are expected to total between $35 and $40 million.

Depreciation and amortization for the first six months of 2002 totaled $21.1 million, essentially flat compared to the $21.4 million for same period of 2001. As a result of the implementation of Statement of Financial Accounting Standard
(SFAS) No. 142 at the beginning of 2002, the Company will eliminate approximately $2.7 million of amortization of goodwill in 2002. Approximately $1.3 million of amortization was eliminated in the first six months of 2002. For planning purposes, the Company expects depreciation and amortization of intangible assets other than goodwill to total approximately $43 to $47 million for 2002, reflecting on-going implementation of major IT projects, including the Company's StaffNet branch automation system.

Stockholders' equity was $620 million at June 30, 2002, which represents a $13 million increase as compared to year-end 2001. The increase in stockholders' equity is primarily the result of the change in accumulated foreign currency adjustments.

On July 1, 2002, the Company repurchased 500,000 shares of Class A common stock from the William R. Kelly Trust. The total value of the share repurchase was $13.1 million. The repurchase transaction will be reflected in the Company's third quarter results.

Dividends paid per common share were $.10 in the second quarter of 2002, a decrease of 60% from dividends of $.25 per share in the second quarter of 2001, reflecting the change in the Company's dividend policy implemented in November 2001.

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

                    PART II. OTHER INFORMATION AND SIGNATURE


Item 4.        Submission of Matters to a Vote of Security Holders.

          (a) The annual meeting of stockholders of registrant was held May 14, 2002.

          (b) The nominee for directors, as listed in the Company's proxy statement dated April 12, 2002, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

          (c) A brief description and the results of the matters voted upon at the meeting follow.

               (1)  Election of C.T. Camden as director:

                    Shares voted "For"                             3,320,940
                    Shares voted "Withhold"                          115,766

               (2)  Election of B.J. White as director:

                    Shares voted "For"                             3,436,475
                    Shares voted "Withhold"                              231

               (3) Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors:

                    Shares voted "For"                             3,436,665
                    Shares voted "Against"                                41

Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None

          (b) A report on Form 8-K dated August 7, 2002 was filed by the Company in August, 2002. The report was filed under Item 9, Regulation FD Disclosure.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KELLY SERVICES, INC.

Date: August 7, 2002



                                /s/ William K. Gerber
                                William K. Gerber

                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)