Form 10-Q
period 2002-09-29
KELLY SERVICES INC
filed 2002-11-12
CIK 55135

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-1088

                              KELLY SERVICES, INC.
      ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                            38-1510762
 ---------------------------------                          --------------------
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

At November 1, 2002, 32,041,084 shares of Class A and 3,478,443 shares of Class B common stock of the Registrant were outstanding.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

            Statements of Earnings                                           3

            Balance Sheets                                                   4

            Statements of Stockholders' Equity                               5

            Statements of Cash Flows                                         6

            Notes to Financial Statements                                    7

  Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                           10

  Item 4. Controls and Procedures                                           15

PART II.  OTHER INFORMATION AND SIGNATURE

  Item 6. Exhibits and Reports on Form 8-K                                  16

  Signature                                                                 17

  Certifications                                                            18

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                 (In thousands of dollars except per share data)


                                       13 Weeks Ended              39 Weeks Ended
                                 -------------------------    -------------------------
                                   Sept. 29,     Sept. 30,     Sept. 29,     Sept. 30,
                                     2002          2001          2002          2001
                                 -----------   -----------    -----------   -----------

Sales of services                $ 1,122,715   $ 1,066,380    $ 3,199,724   $ 3,219,833
Cost of services                     940,453       894,659      2,688,286     2,688,419
                                 -----------   -----------    -----------   -----------
Gross profit                         182,262       171,721        511,438       531,414
Selling, general and
  administrative expenses            171,547       163,975        493,062       504,622
                                 -----------   -----------    -----------   -----------
Earnings from operations              10,715         7,746         18,376        26,792
Interest income (expense), net            35          (135)           258          (411)
                                 -----------   -----------    -----------   -----------
Earnings before income taxes          10,750         7,611         18,634        26,381
Income taxes                           4,245         3,045          7,398        10,555
                                 -----------   -----------    -----------   -----------
Net earnings                     $     6,505   $     4,566    $    11,236   $    15,826
                                 ===========   ===========    ===========   ===========

Earnings per share:
  Basic                          $       .18   $       .13    $       .31   $       .44
  Diluted                                .18           .13            .31           .44
Average shares outstanding
  (thousands):
  Basic                               35,508        35,855         35,792        35,817
  Diluted                             35,603        35,948         35,968        35,910
Dividends per share              $       .10   $       .25    $       .30   $       .75


See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                            (In thousands of dollars)

                                                              September 29,           December 30,
ASSETS                                                           2002                    2001
------                                                       -------------           ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and equivalents                                        $   80,363             $   83,461
  Short-term investments                                           4,300                    630
  Accounts receivable, less allowances of
    $13,044 and $12,105, respectively                            590,976                539,692
  Prepaid expenses and other current assets                       25,653                 24,950
  Deferred taxes                                                  20,815                 21,469
                                                              ----------             ----------
  Total current assets                                           722,107                670,202

PROPERTY AND EQUIPMENT:
  Land and buildings                                              57,644                 56,639
  Equipment, furniture and
    leasehold improvements                                       296,903                275,063
  Accumulated depreciation                                      (154,014)              (119,729)
                                                              ----------             ----------
  Total property and equipment                                   200,533                211,973

NONCURRENT DEFERRED TAXES                                         26,802                 31,415

GOODWILL, NET                                                     77,807                 73,643

OTHER ASSETS                                                      45,599                 52,148
                                                              ----------             ----------
TOTAL ASSETS                                                  $1,072,848             $1,039,381
                                                              ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                       $   27,781             $   32,939
  Accounts payable                                                87,028                 88,217
  Payroll and related taxes                                      199,815                154,813
  Accrued insurance                                               25,644                 24,071
  Income and other taxes                                          43,427                 48,149
                                                              ----------             ----------
  Total current liabilities                                      383,695                348,189

NONCURRENT LIABILITIES:
  Accrued insurance                                               41,840                 39,273
  Accrued retirement benefits                                     37,992                 44,764
                                                              ----------             ----------
  Total noncurrent liabilities                                    79,832                 84,037

STOCKHOLDERS' EQUITY:
  Capital stock, $1.00 par value
    Class A common stock, shares issued 36,619,148
    at 2002 and 36,609,078 at 2001                                36,619                 36,609
    Class B common stock, shares issued 3,496,718
    at 2002 and 3,506,788 at 2001                                  3,497                  3,507
  Treasury stock, at cost
    Class A common stock, 4,578,135 shares at 2002
    and 4,232,542 at 2001                                        (91,852)               (81,721)
    Class B common stock, 17,175 shares at 2002
    and 15,675 at 2001                                              (472)                  (435)
  Paid-in capital                                                 17,873                 17,035
  Earnings invested in the business                              661,980                661,483
  Accumulated foreign currency adjustments                       (18,324)               (29,323)
                                                              ----------             ----------
  Total stockholders' equity                                     609,321                607,155
                                                              ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,072,848             $1,039,381
                                                              ==========             ==========

See accompanying Notes to Financial Statements.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                           (In thousands of dollars)

                                                          13 Weeks Ended                  39 Weeks Ended
                                                     -------------------------       -------------------------
                                                     Sept. 29,       Sept. 30,       Sept. 29,       Sept. 30,
                                                       2002            2001            2002            2001
                                                     ---------       ---------       ---------       ---------
Capital Stock
 Class A common stock
  Balance at beginning of period                      $ 36,617        $ 36,609        $ 36,609        $ 36,609
  Conversions from Class B                                   2               -              10               -
                                                      --------        --------        --------        --------
  Balance at end of period                              36,619          36,609          36,619          36,609

 Class B common stock
  Balance at beginning of period                         3,499           3,507           3,507           3,507
  Conversions to Class A                                    (2)              -             (10)              -
                                                      --------        --------        --------        --------
  Balance at end of period                               3,497           3,507           3,497           3,507

Treasury Stock
 Class A common stock
  Balance at beginning of period                       (79,457)        (82,315)        (81,721)        (84,251)
  Exercise of stock options, restricted stock
   awards and other                                        321              56           2,177           1,541
  Treasury stock issued for acquisitions                   424             470             832             921
  Purchase of treasury stock                           (13,140)              -         (13,140)              -
                                                      --------        --------        --------        --------
  Balance at end of period                             (91,852)        (81,789)        (91,852)        (81,789)

 Class B common stock
  Balance at beginning of period                          (454)           (376)           (435)           (371)
  Purchase of treasury stock                               (18)            (59)            (37)            (64)
                                                      --------        --------        --------        --------
  Balance at end of period                                (472)           (435)           (472)           (435)

Paid-in Capital
 Balance at beginning of period                         17,686          16,871          17,035          16,371
 Exercise of stock options, restricted stock
  awards and other                                         111              19             670             417
 Treasury stock issued for acquisitions                     76             109             168             211
                                                      --------        --------        --------        --------
 Balance at end of period                               17,873          16,999          17,873          16,999

Earnings Invested in the Business
 Balance at beginning of period                        659,027         668,747         661,483         675,388
 Net earnings                                            6,505           4,566          11,236          15,826
 Dividends                                              (3,552)         (8,966)        (10,739)        (26,867)
                                                      --------        --------        --------        --------
 Balance at end of period                              661,980         664,347         661,980         664,347

Accumulated Foreign Currency Adjustments
 Balance at beginning of period                        (16,741)        (32,572)        (29,323)        (23,784)
 Equity adjustment for foreign currency                 (1,583)          4,922          10,999          (3,866)
                                                      --------        --------        --------        --------
 Balance at end of period                              (18,324)        (27,650)        (18,324)        (27,650)
                                                      --------        --------        --------        --------
Stockholders' Equity at end of period                 $609,321        $611,588        $609,321        $611,588
                                                      ========        ========        ========        ========
Comprehensive Income
 Net earnings                                         $  6,505        $  4,566        $ 11,236        $ 15,826
 Other comprehensive income - Foreign
  currency adjustments                                  (1,583)          4,922          10,999          (3,866)
                                                      --------        --------        --------        --------
 Comprehensive Income                                 $  4,922        $  9,488        $ 22,235        $ 11,960
                                                      ========        ========        ========        ========

See accompanying Notes to Financial Statements.

                     KELLY SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (In thousands of dollars)

                                                                                      39 Weeks Ended
                                                                            -----------------------------------
                                                                            September 29,         September 30,
                                                                                2002                   2001
                                                                            -------------         -------------
Cash flows from operating activities:
   Net earnings                                                               $ 11,236              $ 15,826
   Noncash adjustments:
     Depreciation and amortization                                              33,281                32,351
   (Increase) decrease in accounts receivable, net                             (39,368)               41,651
   Changes in operating assets and liabilities                                  37,696                14,966
                                                                              --------              --------
        Net cash from operating activities                                      42,845               104,794
                                                                              --------              --------

Cash flows from investing activities:
   Capital expenditures                                                        (20,027)              (31,086)
   Decrease in other assets                                                      6,705                 9,667
   Proceeds from sales and maturities of short-term investments                    620                 2,046
   Purchases of short-term investments                                          (4,290)                 (529)
   Acquisition of building                                                           -               (11,783)
   Acquisition of companies, net of cash received                                    -                  (139)
                                                                              --------              --------
        Net cash from investing activities                                     (16,992)              (31,824)
                                                                              --------              --------

Cash flows from financing activities:
   Decrease in short-term borrowings                                            (7,718)               (9,238)
   Dividend payments                                                           (10,739)              (26,827)
   Stock options and other                                                         842                   131
   Purchase of treasury stock                                                  (13,177)                  (64)
                                                                              --------              --------
        Net cash from financing activities                                     (30,792)              (35,998)
                                                                              --------              --------
Effect of exchange rates on cash and equivalents                                 1,841                  (595)
                                                                              --------              --------
Net change in cash and equivalents                                              (3,098)               36,377
Cash and equivalents at beginning of period                                     83,461                43,318
                                                                              --------              --------
Cash and equivalents at end of period                                         $ 80,363              $ 79,695
                                                                              ========              ========

See accompanying Notes to Financial Statements.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (In thousands of dollars)

1.   Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended December 30, 2001 (the 2001 consolidated financial statements). Certain prior year amounts have been reclassified to conform with the current presentation.

2.   Impairment of Long-Lived Assets
The Company evaluates long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. See footnote 6 for the discussion on the impairment testing of goodwill and intangible assets not subject to amortization.

3.   Segment Disclosures
The Company's reportable segments, which are based on the Company's method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 39-week periods ended September 29, 2002 and September 30, 2001. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

                                     13 Weeks Ended                       39 Weeks Ended
                                  2002             2001               2002             2001
                               ----------       ----------         ----------       ----------
Sales:
U.S. Commercial Staffing       $  549,904       $  515,289         $1,557,137       $1,592,215
PTSA                              287,424          270,349            841,888          809,471
International                     285,387          280,742            800,699          818,147
                               ----------       ----------         ----------       ----------
 Consolidated Total            $1,122,715       $1,066,380         $3,199,724       $3,219,833
                               ==========       ==========         ==========       ==========

Earnings from Operations:
U.S. Commercial Staffing       $   33,325       $   27,324         $   84,231       $   90,069
PTSA                               13,121           10,039             36,898           35,988
International                       3,141            4,282              2,447            7,853
Corporate                         (38,872)         (33,899)          (105,200)        (107,118)
                               ----------       ----------         ----------       ----------
 Consolidated Total            $   10,715       $    7,746         $   18,376       $   26,792
                               ==========       ==========         ==========       ==========

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                            (In thousands of dollars)

4.   Contingencies
The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at September 29, 2002 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at September 29, 2002.

5.   Earnings Per Share
The reconciliations of earnings per share computations for the 13-week and 39-week periods ended September 29, 2002 and September 30, 2001 were as follows:

                                                               13 Weeks Ended                  39 Weeks Ended
                                                            2002           2001            2002           2001
                                                           -------        -------         -------        -------
Net earnings                                               $ 6,505        $ 4,566         $11,236        $15,826
                                                           =======        =======         =======        =======
Determination of shares (thousands):
    Weighted average common
    shares outstanding                                      35,508         35,855          35,792         35,817
Effect of dilutive securities:
    Stock options                                               22              6              63             10
    Restricted and performance awards and other                 73             87             113             83
                                                           -------        -------         -------        -------
Weighted average common shares
    outstanding - assuming dilution                         35,603         35,948          35,968         35,910
                                                           =======        =======         =======        =======
Earnings per share - basic                                 $   .18        $   .13         $   .31        $   .44
Earnings per share - assuming dilution                     $   .18        $   .13         $   .31        $   .44

Stock options representing 2,128,000 and 1,764,000 shares, respectively, for the third quarters of 2002 and 2001, and stock options representing 1,248,000 and 1,428,000 shares, respectively, for the nine months ended September 29, 2002 and September 30, 2001 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

                      KELLY SERVICES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                            (In thousands of dollars)

6. Goodwill and Other Intangible Assets - Adoption of Statement 142
Effective for fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and eliminated the amortization of purchased goodwill. The Company also reevaluated intangible assets and determined that their remaining useful lives are appropriate. At September 29, 2002, the unamortized purchased goodwill balance was approximately $78 million. Impairment tests of goodwill and intangible assets not subject to amortization were completed as of December 31, 2001. It was determined that goodwill and intangible assets not subject to amortization are not impaired; therefore there was no transitional impairment charge to be recorded. In accordance with SFAS No. 142 the Company will test goodwill and intangible assets not subject to amortization on an annual basis or more often if circumstances change, indicating potential impairment. The following table presents net earnings and basic and diluted earnings per share for the 13-week and 39-week periods ended September 29, 2002 and September 30, 2001, as adjusted for the non-amortization provisions of SFAS No. 142.

                                                            13 Weeks Ended                   39 Weeks Ended
                                                       ----------------------           ------------------------
                                                        2002            2001             2002              2001
                                                       ------          ------           -------          -------
Reported net earnings                                  $6,505          $4,566           $11,236          $15,826
Add back: Goodwill amortization, net of tax                 -             505                 -            1,557
                                                       ------          ------           -------          -------
Adjusted net earnings                                  $6,505          $5,071           $11,236          $17,383
                                                       ======          ======           =======          =======

Basic earnings per share:
Reported net earnings                                  $ 0.18          $ 0.13           $  0.31          $  0.44
Goodwill amortization, net of tax                           -            0.01                 -             0.05
                                                       ------          ------           -------          -------
Adjusted net earnings                                  $ 0.18          $ 0.14           $  0.31          $  0.49
                                                       ======          ======           =======          =======

Diluted earnings per share:
Reported net earnings                                  $ 0.18          $ 0.13           $  0.31          $  0.44
Goodwill amortization, net of tax                           -            0.01                 -             0.04
                                                       ------          ------           -------          -------
Adjusted net earnings                                  $ 0.18          $ 0.14           $  0.31          $  0.48
                                                       ======          ======           =======          =======

7. New Accounting Standard
In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. This statement is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations:
Third Quarter
Sales of services in the third quarter of 2002 were $1.123 billion, an increase of 5.3% from the same period in 2001. This improvement was a result of an increase in hours worked of 4.1% and an increase in average hourly bill rates of 1.6%. Sales for the quarter increased in each of the Company's three business segments: U.S. Commercial, Professional, Technical and Staffing Alternatives
(PTSA) and International.

The gross profit rate for the third quarter of 2002 averaged 16.2%, an increase of 0.1 percentage point compared to the 16.1% rate earned for the same period in 2001. The gross profit rates of U.S. Commercial and PTSA increased compared to last year, while gross profit in the International segment decreased. The increase in gross profit rates was primarily due to the favorable impact of a decrease in benefit costs, including workers' compensation, and improved pricing in the office/clerical service line, offset by the unfavorable impact of the continuing shift in the mix of customers to large corporate and national accounts and a decline in recruitment fee income.

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

Selling, general and administrative expenses expressed as a percentage of sales were 15.3% in the third quarter of 2002, a 0.1 percentage point improvement compared to the 15.4% rate in the third quarter of 2001. Selling, general and administrative expenses totaled $171.5 million, a 4.6% year-over-year increase. The increase was primarily due to the effect of currency exchange rates on international expenses, higher depreciation and field bonus costs, expenses related to the Company's information technology programs and a loss related to the Company's equity investment in itiliti, an internet-based vendor management software provider. These costs were partially offset by lower telecommunication costs and a favorable settlement related to federal payroll taxes.

Earnings from operations in the third quarter of 2002 totaled $10.7 million, a 38.3% increase compared to the $7.7 million reported for the third quarter of 2001. Earnings were 1.0% of sales for the third quarter of 2002 as compared to 0.7% for the same period last year.

Net interest income in the third quarter of 2002 was $35 thousand, a $170 thousand improvement compared to last year's net interest expense of $135 thousand. The improvement is primarily attributable to lower short-term debt levels, somewhat offset by the impact of lower interest rates earned on cash balances.

The effective income tax rate in the third quarter of 2002 was 39.5%, a 0.5 percentage point improvement compared with last year's 40.0% rate.

Third quarter net earnings totaled $6.5 million in 2002, an increase of 42.5% from $4.6 million earned last year. The rate of return on sales for the third quarter of 2002 was 0.6% compared with last year's 0.4% rate. Diluted earnings per share for the third quarter of 2002 were $0.18, a 38.5% increase as compared to diluted earnings per share of $0.13 reported for the third quarter of 2001.

U.S. Commercial Staffing
Sales in the U.S. Commercial Staffing segment totaled $549.9 million in the third quarter of 2002, a 6.7% increase compared to the $515.3 million reported for the same period in 2001. This reflected a 6.3% increase in hours worked and a 0.5% increase in average hourly bill rates. The sales growth by month, on a year-over-year basis, were: up 3% in July, up 8% in August and up 11% in September, indicating sequential improvement throughout the third quarter. However, the rate of improvement slowed in September, leading the Company to expect that year-over-year growth may flatten somewhat in the fourth quarter.

U.S. Commercial Staffing sales represented 49% of total Company sales in the third quarter of 2002 and 48% of total Company sales in the third quarter of 2001.

U.S. Commercial Staffing earnings from operations totaled $33.3 million in the third quarter of 2002, an increase of 22.0% compared to earnings of $27.3 million last year. This was the result of the 6.7% increase in sales and a 0.4 percentage point increase in the gross profit rate, partially offset by a 2.8% increase in expenses. The increase in the gross profit rate reflects an improvement in benefit costs and improved pricing for the office/clerical business line. This increase was partially offset by an ongoing shift in mix of sales to larger corporate and national account customers and decreases in fee based income. The year-over-year decrease in fee based recruitment income for U.S. Commercial was 30% in the third quarter. The increase in expenses was due primarily to higher field bonus payouts and increased bad debts associated with corporate bankruptcies.

Professional, Technical and Staffing Alternatives
PTSA includes the following business units: Kelly Scientific Resources, Kelly Healthcare Resources, Kelly Home Care Services, Kelly Automotive Services Group, Kelly Engineering Resources, Kelly Information Technology Resources, Kelly Law Registry, Kelly Financial Resources, National Payroll Services, Kelly Management Services, Kelly Staff Leasing, Inc., Kelly Human Resource Consulting, HRFirst and Kelly Vendor Management Solutions. PTSA sales represented 26% of total Company sales in the third quarter of 2002 and 25% in the third quarter of 2001.

Sales in the PTSA segment for the third quarter of 2002 totaled $287.4 million, an increase of 6.3% compared to the $270.3 million reported in the third quarter of 2001. This reflected a 4.3% increase in average hourly bill rates and a 3.3% increase in hours worked in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include the staff leasing and management services business units, increased by 2.6% compared to the third quarter of 2001.

Results continued to vary among the 14 business units that comprise PTSA. Kelly Healthcare Resources and Kelly Financial Resources continue to be the leading performers in 2002, exhibiting sales growth of 25% or better for the third quarter. Kelly Information Technology Resources, Kelly Engineering Resources and Kelly Staff Leasing maintained positive sales growth during the third quarter, and sales comparisons for Kelly Automotive Services Group turned positive during the third quarter. The sales growth in Kelly Healthcare Resources and Kelly Financial Resources reflect the impact of new branches opened in 2001.

One large PTSA unit, Kelly Home Care, continued to experience revenue declines during the third quarter of 2002. This decrease, however, reflects the general softening of the home healthcare industry within the overall economy.

PTSA earnings from operations for the third quarter of 2002 totaled $13.1 million and increased 30.7% from the same period in 2001. This was the result of the 6.3% increase in sales and a 0.5 percentage point increase in the gross profit rate, partially offset by a 2.3% increase in expenses.

The increase in the gross profit rate was due to the favorable impact of lower benefit costs, including workers' compensation expense, and pricing increases within individual business units. This was partially offset by an unfavorable change in business unit sales mix, particularly as a result of the decline in sales at the Kelly Home Care division, which has a higher than average gross profit margin. The 2.3% increase in expenses was due primarily to higher liability insurance costs and increased facilities expense associated with the expansion of Kelly Financial Resources and Kelly Healthcare Resources.

International
Translated U.S. dollar sales in the International segment for the third quarter of 2002 totaled $285.4 million, a 1.7% increase compared to the $280.7 million reported in the third quarter of 2001. This resulted from an increase in the translated U.S. dollar average hourly bill rates of 1.5% and an increase in hours worked of 0.8%, partially offset by a 19% decrease in recruitment fee income.

On a constant currency basis, International revenue decreased 4% in the third quarter of 2002. This compares to a constant currency sales decline of 2% in the second quarter of 2002 and a decline of 6% in the first quarter of 2002. The Americas and Asia-Pacific, the first regions within the International segment to reflect the negative impact of the global economic slowdown, are continuing to show improvement. Year-over-year sales comparisons in continental Europe remained negative, while the United Kingdom slowed further in the third quarter.

International sales represented 25% of total Company sales in the third quarter of 2002 and 26% in the third quarter of 2001.

International earnings from operations were $3.1 million in the third quarter of 2002 compared to $4.3 million for the same period in 2001. However, this result does represent a significant sequential improvement compared to the operating loss of $1.2 million in the first quarter of 2002 and operating earnings of $0.5 million in the second quarter of 2002. The year-over-year decrease in earnings from operations was the result of a 0.5 percentage point decline in the gross profit rate and a 1.0% increase in expenses, partially offset by the 1.7% increase in sales.

The decline in the gross profit rate was primarily due to a 19.1% decrease in recruitment fee income. On a year-over-year basis, translated U.S. dollar expenses in the International segment increased 1.0%. On a constant currency basis expenses actually decreased 6% from the third quarter of 2001. The decrease in expenses, on a constant currency basis, was due primarily to staff reductions and lower recruiting and retention costs.

Year-to-Date
Sales of services totaled $3.200 billion during the first nine months of 2002, a decrease of 0.6% from the same period in 2001. The decrease was a result of a decrease in hours worked of 2.2% partially offset by an increase in average hourly bill rates of 1.4%. Sales decreases in the U.S. Commercial Staffing and International segments were partially offset by a sales increase in the PTSA segment.

Gross profit of $511.4 million was 3.8% lower than the first nine months of 2001, and gross profit as a percentage of sales was 16.0% in 2002, which decreased 0.5% compared to the 16.5% rate recorded in the prior year. This reflected decreases in the gross profit rates of all three business segments. The decline in gross profit rates was due primarily to a continuing shift in the mix of customers to large corporate and national accounts and a decline in recruitment fee income.

Selling, general and administrative expenses of $493.1 million were 2.3% lower than last year. The expense rate improved to 15.4% of sales in 2002 as compared to 15.7% in 2001. The decrease was due primarily to staff reductions and lower telecommunication and recruiting costs, which were the result of expense reduction initiatives the Company implemented during 2001. The staff reductions in both field operations and headquarters units generated savings of approximately $8 million in the nine-month period as compared with the prior year. The Company did not incur significant termination costs as a result of these staff reductions. The majority of the staff reductions took place during the second and third quarters of 2001.

Net interest income for the first nine months of 2002 was $258 thousand, a $669 thousand improvement compared to last year's net interest expense of $411 thousand. The improvement is primarily attributable to higher cash balances and lower short-term debt levels, offset by the impact of lower interest rates.

Earnings before taxes were $18.6 million, a decrease of 29.4% from 2001. Earnings before taxes averaged 0.6% of sales in the first nine months of 2002 and 0.8% of sales in 2001. Income taxes were 39.7% of pretax earnings in the first nine months of 2002 and 40.0% in the first nine months of 2001.

Net earnings were $11.2 million, or a 29.0% decrease compared to the first nine months of 2001. Basic and diluted earnings per share were $.31, a decrease of 29.5% as compared to basic and diluted earnings per share of $.44 in the first nine months of 2001.

U.S. Commercial Staffing
Sales in the U.S. Commercial Staffing segment totaled $1.557 billion for the first nine months of 2002, a 2.2% decrease compared to the $1.592 billion reported for the same period in 2001. This reflected a 2.7% decrease in hours worked partially offset by a 0.7% increase in average hourly bill rates. U.S. Commercial Staffing sales represented 49% of total Company sales for the first nine months of 2002 and 2001.

U.S. Commercial Staffing earnings from operations totaled $84.2 million for the first nine months of 2002 compared to earnings of $90.1 million last year, a decrease of 6.5%. The 2.2% sales decrease, combined with a 0.3 percentage point decrease in the gross profit rate, produced the 6.5% earnings decline. The decline in the gross profit rate reflects both an ongoing shift in mix of sales to larger corporate and national accounts and decreases in fee based income. The year-over-year decrease in recruitment fee income for U.S. Commercial was 33% for the first nine months of 2002. Expenses were tightly controlled and decreased 2.7% year-over-year primarily due in large part to staff reductions and lower recruiting costs, partially offset by higher field bonus expenses.

Professional, Technical and Staffing Alternatives
Sales in the PTSA segment for the first nine months of 2002 totaled $841.9 million, an increase of 4.0% compared to the $809.5 million reported for the first nine months of 2001. This reflected a 5.1% increase in average hourly bill rates, partially offset by a 1.9% decrease in hours worked in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include the staff leasing and management services business units, increased by 5.9% compared to the first nine months of 2001. PTSA sales represented 26% of total Company sales for the first nine months of 2002 as compared with 25% in the same period of 2001.

For the first nine months of 2002, Kelly Healthcare Resources and Kelly Financial Resources continued to be the leading performers, exhibiting sales growth of 25% or better as compared to the comparable period in 2001. Kelly Staff Leasing, Kelly Engineering Resources, Kelly Information Technology Resources, Kelly Management Services and Kelly Law Registry also maintained positive sales growth. However, two large PTSA units, Kelly Automotive Services Group and Kelly Home Care, experienced revenue declines during the first nine months of 2002 as compared to the first nine months of 2001. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for the first nine months of 2002 totaled $36.9 million and increased 2.5% from the same period in 2001. This was the result of the 4.0% increase in sales and a 0.8% decrease in expenses, partially offset by a 0.5 percentage point decrease in the gross profit rate.

The decrease in the gross profit rate was due to changes in business unit mix and rate decreases in certain business units, such as Kelly Automotive Services Group and Kelly Information Technology Resources. The most significant factor impacting the business unit mix was the decline in sales at the Kelly Home Care unit, which has a higher than average gross profit rate.

International
Translated U.S. dollar sales in International for the first nine months of 2002 totaled $800.7 million, a 2.1% decrease compared to the $818.1 million reported in the first nine months of 2001. This resulted from a decrease in hours worked of 1.6% and a 20.8% decrease in recruitment fees, partially offset by a 0.1% increase in average hourly bill rates.

On a constant currency basis, International revenue decreased 4% in the first nine months of 2002. International sales represented 25% of total Company sales in the first nine months of 2002 and 2001.

International earnings from operations were $2.4 million for the first nine months of 2002 compared to $7.9 million for the same period in 2001. The decrease in earnings from operations was the result of the 2.1% decrease in sales and a 0.8 percentage point decline in the gross profit rate, partially offset by a 3.0% reduction in expenses.

The decline in the gross profit rate was primarily due to a 20.8% decrease in recruitment fee income, with the most significant decrease occurring in the United Kingdom. On a year-over-year basis, translated U.S. dollar expenses in the International segment decreased 3.0% primarily due to lower recruiting costs and the elimination of goodwill amortization. On a constant currency basis, expenses decreased 6%.

Financial Condition
Assets totaled $1.073 billion at September 29, 2002, an increase of 3.2% from the $1.039 billion at December 30, 2001. The Company's working capital position was $338.4 million at September 29, 2002, an increase of $16.4 million from year-end 2001. The current ratio was 1.9 at both third quarter-end 2002 and year-end 2001. Cash and short-term investments totaled $84.7 million at September 29, 2002, an increase of $0.6 million compared to the $84.1 million at year-end 2001.

During the first nine months of 2002, net cash from operating activities totaled $42.8 million, a decrease of 59.1% from the comparable period in 2001. This decrease is primarily due to a $39.4 million increase in the accounts receivable balance, compared to the $41.7 million decrease in accounts receivable during the same period in 2001. The change in the accounts receivable balance resulted primarily from increasing sales trends during 2002, as opposed to decreasing sales trends in 2001. The global days sales outstanding for the third quarter of 2002 were 48 days, a two-day improvement compared to the third quarter of last year.

Short-term debt totaled $27.8 million at September 29, 2002, which decreased $5.1 million compared to the $32.9 million level at year-end 2001. All short-term borrowings are foreign currency denominated and reduce the Company's exposure to foreign exchange fluctuations. At third quarter end, debt represented less than 5% of total capital.

Capital expenditures for the first nine months of 2002 totaled $20.0 million, down 35.6% from the $31.1 million spent in the first nine months of 2001. For 2002, capital expenditures are expected to total between $30 and $35 million.

Depreciation and amortization for the first nine months of 2002 totaled $33.3 million, an increase of 2.9% compared to the $32.4 million for same period of 2001. As a result of the implementation of Statement of Financial Accounting Standard No. 142 at the beginning of 2002, the Company will eliminate approximately $2.7 million of amortization of goodwill in 2002. Approximately $2.0 million of amortization was eliminated in the first nine months of 2002, which was offset by a $2.9 million increase in depreciation. For planning purposes, the Company expects depreciation and amortization of intangible assets other than goodwill to total approximately $44 to $46 million for 2002, reflecting on-going implementation of major IT projects, including the Company's StaffNet branch automation system.

Stockholders' equity was $609.3 million at September 29, 2002, which represents a $2.2 million increase as compared to year-end 2001. The increase in stockholders' equity is primarily the result of the change in accumulated foreign currency adjustments, partially offset by an increase in treasury stock.

On July 1, 2002 the Company repurchased 500,000 shares of Class A common stock from the William R. Kelly Trust. The total value of the share repurchase was $13.1 million. The repurchase transaction was reflected in the Company's third quarter financial statements.

Dividends paid per common share were $.10 in the third quarter of 2002, a decrease of 60% from dividends of $.25 per share in the third quarter of 2001, reflecting the change in the Company's dividend policy implemented in November 2001.

The Company's financial position remains strong. The Company continues to carry no long-term debt and expects to meet its growth requirements principally through cash generated from operations, available cash and short term investments and committed, unused credit facilities.

The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Market Risk-Sensitive Instruments And Positions
The Company does not hold or invest in derivative contracts. The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries, which conduct business in their local currencies. This risk is mitigated by the use of the Company's multi-currency line of credit. This credit facility is used to borrow in local currencies which mitigates the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar. In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit.

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

New Accounting Standard
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. This statement is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

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

Item 4. Controls and Procedures
Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    PART II. OTHER INFORMATION AND SIGNATURE


6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KELLY SERVICES, INC.


Date:  November 12, 2002



                                       /s/ William K. Gerber
                                       William K. Gerber

                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                 CERTIFICATIONS

I, Terence E. Adderley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kelly Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002



                                       /s/ Terence E. Adderley
                                       Terence E. Adderley


                                       Chairman and
                                       Chief Executive Officer

                                 CERTIFICATIONS

I, William K. Gerber, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kelly Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002



                                       /s/ William K. Gerber
                                       William K. Gerber

                                       Executive Vice President and
                                       Chief Financial Officer