Form 10-K
period 2002-12-29
KELLY SERVICES INC
filed 2003-02-21
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                          to

Commission file number 0-1088

KELLY SERVICES, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	38-1510762
(State of Incorporation)	(IRS Employer Identification Number)

999 West Big Beaver Road, Troy, Michigan	48084
(Address of Principal Executive Office)	(Zip Code)

(248) 362-4444

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common	NASDAQ/NMS
Class B Common	NASDAQ/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $525,827,741.

Registrant had 32,051,209 shares of Class A and 3,477,243 of Class B common stock, par value $1.00, outstanding as of February 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of the registrant with respect to its 2003 Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated: February 21, 2003

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History and Development of Business

Kelly Services, Inc. (“Kelly” or the “Company”), a successor to the business established by William R. Kelly in 1946, was incorporated under the laws of Delaware on August 27, 1952. Founded as a temporary staffing company, we have been engaged in providing staffing services to customers in a variety of industries throughout our 56-year history.

Kelly operates 2,400 company-owned offices, both stand-alone and customer on-site, in 26 countries throughout the world. Each office provides a specific mix of services from one or more of our divisions and subsidiaries, according to market demand. We serve a cross-section of customers from industry, commerce, government, and various professions. Our clients include some of the largest corporations in the world and successful niche businesses.

Kelly’s history has been marked by strategic growth and global expansion. This growth into new geographic areas, as well as business and service lines, has been achieved through both internally developed start-up operations and outside acquisitions of existing companies. When considering acquisitions, we seek out companies with strong leadership, a team-based culture and shared business values in locations that demonstrate demand for quality staffing services.

In 2001, Kelly formed BTI Consultants Hong Kong, Ltd., which expanded our staffing services in Asia and the Pacific Rim.

During 2000, we completed three acquisitions, further increasing our domestic and international reach. Extra ETT in Spain, a company that specializes in staffing for the automotive industry, gave Kelly a global automotive presence in three continents; Business Trends Group, including Business Trends Pte Ltd and BTI Consultants Pte Ltd, is headquartered in Singapore, and extended Kelly’s staffing services to six Southeast Asia countries; and ProStaff Group, a leading staffing company based in Milwaukee, Wisconsin, strengthened our Midwest presence.

Over the years, Kelly has developed a number of specialized staffing services in response to our changing global markets, new economies, and advances in workplace technology. We have also designed many assessment, training, placement, and evaluation systems that ensure Kelly’s temporary staff meet the needs of our diverse client base.

We are headquartered in Troy, Michigan, U.S.A.

Geographic Breadth of Services

We provide temporary staffing services to a diversified group of customers through offices located in major cities throughout North America (the U.S., Canada, Puerto Rico, and Mexico); Europe (Belgium, Denmark, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Russia, Spain, Sweden, Switzerland, and the United Kingdom); and the Asia-Pacific region (Australia, Hong Kong, India, Indonesia, Malaysia, New Zealand, the Philippines, Singapore, and Thailand).

Description of Business Segments

Kelly’s operations are divided into three principal business segments: U.S. Commercial Staffing; Professional, Technical and Staffing Alternatives (PTSA); and International.

U.S. Commercial Staffing

Kelly’s U.S. Commercial Staffing segment includes: Kelly Office Services, offering trained employees who work in word processing and data entry, and as administrative support staff; KellyConnect, providing staff for call centers, technical support hotlines, and telemarketing units; Kelly Educational Staffing, the first nationwide program supplying qualified substitute teachers; Kelly Merchandising Services, including support staff for seminars, sales, and trade shows; Kelly Electronic Assembly Services, providing technicians to serve the automotive, aerospace, and pharmaceutical industries; Kelly Light Industrial Services, placing staff experienced in facilities management, materials handling, food service, and more; and KellySelect, a temporary-to-fulltime service that gives customers and temporary staff an opportunity to try out and evaluate before making a fulltime employment decision.

Professional, Technical and Staffing Alternatives (PTSA)

Our PTSA segment is comprised of the Professional and Technical Staffing group and the Staffing Alternatives group. Professional and Technical Staffing consists of a number of industry-specific services including: Kelly Scientific Resources, providing entry-level to Ph.D. employees to fill positions requiring expertise in biology, chemistry, geology, biochemistry, and physics; Kelly Healthcare Resources, providing a variety of professionals to work in hospitals, ambulatory care centers, HMOs, and other health insurance companies; Kelly Home Care Services, supplying families with nurses, home health aides, and caregivers; Kelly Financial Resources, serving the needs of corporate finance departments, accounting firms, and financial institutions with professional and support personnel; Kelly Law Registry, placing attorneys and paralegals at more than 1,400 major corporations and law firms across the country; Kelly IT Resources, providing information technology specialists, website developers, and other support staff; Kelly Automotive Services Group, supporting the auto industry since 1946, this segment places staff at all levels—from engineers to systems analysts; and Kelly Engineering Resources, supplying chemical, electrical, mechanical, aerospace, and petrochemical engineers to industries around the world.

Our Staffing Alternatives group includes: Kelly Staff Leasing, which allows customers to transfer the benefits and payroll administration of employees to us; Kelly Management Services, our outsourcing business that provides operational management of entire departments or business functions; Kelly Vendor Management Solutions, supplying clients with an array of suppliers who provide professional, technical, or commercial staffing; HRfirst, a recruitment consulting business; and Kelly HR Consulting, helping clients with strategic staffing, training, compensation, and benefits.

International

In addition to providing commercial, professional, and technical staffing, our International segment meets the specific needs of global customers with these programs: KellyAssess, providing personnel assessment techniques for selection, promotion, and performance management; Kelly MultiHire, our recruiting and human resources services and Kelly Artworks, supplying qualified staff to the creative and multimedia industries.

Financial information regarding Kelly’s industry segments is included in Part II, Item 8 of this filing.

Business Strategy

Kelly’s temporary staffing services are designed to help our customers meet a variety of human resource needs in a flexible, efficient, cost-effective manner. Typically, customers turn to Kelly to staff up during peak workloads caused by predictable factors such as inventories, special projects, or vacations; and non-predictable periods resulting from illness, emergency, or rapidly changing economic conditions.

Our services offer customers a number of advantages. Because we handle advertising, screening, interviewing, testing, and training, clients are spared considerable expense. And, because customers pay an hourly rate based on the hours of service of a specific employee, record keeping and overhead are eliminated.

Business Operations

Service Marks

Kelly owns numerous service marks that are registered with the United States Patent and Trademark Office, the European Union Community Trademark Office, and numerous individual country trademark offices.

Seasonal Implications

Kelly’s quarterly operating results are affected by the seasonality of our customers’ businesses. Demand for our services historically has been lower during the first and fourth quarters as a result of holidays, and typically begins to increase during the second and third quarters of the following year.

Working Capital

We believe there are no unusual or special working capital requirements in the staffing service industry.

Customers

We are not dependent on any single customer, or a limited segment of customers. Our largest single customer accounted for approximately 6% of the total sales in 2002.

Government Contracts

Although Kelly conducts business under various government contracts, that portion of our business is not significant.

Competition

The worldwide temporary staffing services industry is very competitive and highly fragmented, with limited barriers for entry into the market. Kelly is considered to be a pioneer in the staffing industry and is one of the largest global suppliers of staffing services, competing in global, national, regional, and local markets.

In the United States, approximately 100 national competitors operate; and more than 21,000 smaller organizations compete in varying degrees at local levels. Several similar companies—global, national, and local—compete in foreign markets. In 2002, Kelly’s largest competitors were Adecco, S.A., Manpower, Inc., Randstad Holding N.V., Vedior N.V., Spherion Corporation, and CDI Corporation.

Key factors that influence success in our industry include geographic coverage, breadth of service, quality of service, and price.

Geographic presence is of utmost importance, as temporary employees are generally unwilling to travel great distances for assignment, and customers prefer working with companies in their local market. Breadth of service has become more critical as customers seek “one-stop shopping” for all their staffing needs.

Quality of service, another factor, is highly dependent on the availability of qualified, competent temporary employees, and Kelly’s ability to recruit, screen, train, retain and manage a pool of employees who match the skills required by particular customers. Conversely, during an economic downturn, Kelly must balance competitive pricing pressures with the need to retain a qualified workforce.

Price competition in the staffing industry is intense—particularly for office clerical and light industrial personnel—and pricing pressure from customers and competitors continues to be significant.

In summary, Kelly expects that the level of competition will continue to remain high in the foreseeable future—a factor that could limit our ability to increase or maintain our market share and profitability.

Environmental Concerns

Because we are involved in a service business, Kelly is not materially impacted by federal, state, or local laws that regulate the discharge of materials into the environment.

Employees

We employ approximately 1,200 people at our corporate headquarters in Troy, Michigan, and approximately 7,000 staff at company-owned branch offices throughout the world. In 2002, we placed nearly 700,000 temporary employees.

Although our services may be provided in customer’s facilities, Kelly remains the employer of our temporary employees, with responsibility for their assignment and reassignment. As an employer, Kelly is therefore responsible for paying Social Security, Medicare, and disability taxes, workers’ compensation, unemployment compensation taxes and their equivalents outside the United States, as well as administering employee payroll deductions for Social Security, Medicare, and income taxes.

Foreign Operations

For information regarding sales, earnings from operations, and long-lived assets by domestic and foreign operations, please refer to the information presented in the Segment Disclosures note to our consolidated financial statements, presented in Part II, Item 8 of this report.

Risk Factors

Highly Competitive Markets

The worldwide staffing services market is highly competitive with limited barriers to entry. Kelly competes in global, national, regional and local markets with full-service and specialized temporary staffing companies. In addition to Kelly, several competitors, including Adecco, Manpower, Randstadt, Vedior, Spherion and CDI have very substantial marketing and financial resources. Price competition in the staffing industry is significant, particularly for the provision of office clerical and light industrial personnel, and pricing pressures from competitors and customers are increasing. Kelly expects that the level of competition will remain high in the future, which could limit Kelly’s ability to maintain or increase its market share or profitability.

Fluctuations in General Economic Conditions

Demand for staffing services is significantly affected by the general level of economic activity and unemployment in the United States. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their use of temporary employees before laying off full-time employees. In addition, Kelly may experience more competitive pricing pressure during such periods of economic downturn. Therefore, any significant economic downturn could have a material adverse impact on Kelly’s profitability.

Ability to Attract and Retain Qualified Candidates

Kelly depends upon its ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of its clients. Kelly must continually evaluate its base of available qualified personnel to keep pace with changing client needs. Competition for individuals with proven professional skills is constant, and demand for such individuals is expected to remain very strong for the foreseeable future. There is always uncertainty whether qualified personnel will continue to be available to Kelly in sufficient numbers and on terms of employment acceptable to Kelly.

Liabilities for Client and Employee Actions

Temporary staffing services providers employ and assign people generally in the workplace of other businesses. Attendant risks of such activities include possible claims of discrimination and harassment, employment of illegal aliens, violations of wage and hour requirements, and errors and omissions of its temporary employees, particularly for the actions of professionals (e.g., attorneys, accountants, and scientists). Misuse of client proprietary information, misappropriation of funds, other criminal activity and other similar claims are also attendant risks.

Kelly has policies and guidelines in place to help reduce its exposure to these risks and has purchased insurance policies against certain risks in amounts that it believes to be adequate. Although Kelly historically has not had any material losses resulting from these risks, there can be no assurance that Kelly will not experience such losses in the future or that Kelly’s insurance will remain available on reasonable terms or be sufficient in amount or scope to cover any such liability.

Highly Dependent on Key Management

Kelly is highly dependent on its management. Kelly believes that its success has depended to a significant extent upon the efforts and abilities of its Chairman and Chief Executive Officer, Terence E. Adderley, and certain other key executives. The loss of the services of Mr. Adderley or any of the other key executives could have a material adverse effect upon the Company.

Government Regulations

Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefit, licensing or tax requirements that may reduce Kelly’s future earnings. Such legislative or regulatory changes could include, among others, the prohibition or restriction of certain types of employment services or the imposition of new or additional benefit, licensing or tax requirements with respect to the provision of employment services. There can be no assurance that Kelly will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

Foreign Currency Fluctuations

Kelly’s operations are conducted in 25 countries outside the U.S. and Kelly’s local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in Kelly’s consolidated financial statements. Exchange rates for currencies of these countries may fluctuate in relation to the U.S. dollar and such fluctuations may have an adverse or favorable effect on Kelly’s operating results when translating foreign currency into U.S. dollars.

Stock Price Fluctuations

Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors,” many of which are beyond our control. These factors include actual or anticipated variations in our quarterly operating results; announcements of new services by us or our competitors; announcements relating to strategic relationships or acquisitions; changes in financial estimates by securities analysts; and changes in general economic conditions. Because of this, we may fail to meet the expectations of our shareholders or of securities analysts, and our stock price could fluctuate as a result.

Concentration of Ownership

Terence E. Adderley, our Chairman and Chief Executive Officer, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 92.4% of our outstanding Class B common stock, our only class of stock entitled to voting rights. Mr. Adderley is therefore able to exercise voting control of the Company with respect to matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Access to Company Information

Kelly Services electronically files the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Kelly makes available, free of charge, through its website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Kelly’s website address is: “http://www.kellyservices.com”. The information contained on our website, or on other websites linked to our website, is not part of this document.

ITEM 2. PROPERTIES.

Kelly Services owns its headquarters in Troy, Michigan, where corporate, subsidiary, and divisional offices are currently located. We purchased the original headquarters building in 1977 and have expanded our operations into additional buildings purchased in 1991, 1997, and 2001.

The combined usable floor space in our Troy complex is approximately 350,000 square feet, and an additional 63,000 square feet nearby is leased. Kelly’s buildings are in good condition and are currently adequate for their intended purpose and use. Our company owns undeveloped land in Troy and Northern Oakland County, Michigan, for possible future expansion.

Branch office business is conducted in leased premises and a majority of our leases are for fixed terms, generally five years in the U.S. and 5-10 years outside the U.S. Kelly owns virtually all of its office furniture and the equipment used in corporate headquarters and branch offices.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company’s management, adequate provision has been made for losses that are likely to result from these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Kelly’s stock is traded on the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2002
Class A common
High	$28.68	$29.50	$27.37	$25.75	$29.50
Low	21.33	23.60	19.80	17.86	17.86
Class B common
High	27.00	28.78	27.89	26.99	28.78
Low	21.00	23.50	20.50	18.90	18.90
Dividends	.10	.10	.10	.10	.40
2001
Class A common
High	$29.25	$26.00	$27.09	$24.70	$29.25
Low	18.50	21.90	17.85	18.34	17.85
Class B common
High	29.00	26.00	24.00	23.00	29.00
Low	24.56	21.00	19.25	19.67	19.25
Dividends	.25	.25	.25	.10	.85

The number of holders of record and individual participants of the Class A and Class B common stock of the Company were 5,284 and 563, respectively, as of February 10, 2003.

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent six fiscal years. This table should be read in conjunction with other financial information of the registrant including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements included elsewhere herein.

(In millions except per share amounts)	2002	2001	2000	1999	1998(1)	1997
Sales of services	$4,323.5	$4,256.9	$4,487.3	$4,269.1	$4,092.3	$3,852.9
Earnings before taxes (2)	30.8	27.6	145.3	143.7	143.6	137.0
Net earnings	18.6	16.5	87.2	85.1	84.7	80.8
Per share data:
Basic earnings per share	0.52	0.46	2.44	2.37	2.24	2.12
Diluted earnings per share	0.52	0.46	2.43	2.36	2.23	2.12
Dividends per share
Classes A and B common	0.40	0.85	0.99	0.95	0.91	0.87
Working capital	352.2	322.0	336.2	344.7	346.8	411.0
Total assets	1,072.1	1,039.4	1,089.6	1,033.7	964.2	967.2

(1)	Fiscal year included 53 weeks.

(2)	As discussed in Note 4 to the financial statements, the Company eliminated goodwill amortization beginning in 2002. Goodwill amortization included in earnings before taxes was $2.7 million in 2001, $2.0 million in 2000, $1.8 million in 1999 and $1.5 million in 1998 and 1997, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

2002 versus 2001

Sales for 2002 totaled $4.323 billion, an increase of 1.6% compared to the $4.257 billion reported in the prior year. The increase was primarily the result of an increase in average hourly bill rates of 1.4%. Hours worked were essentially unchanged year over year. Sales increases in the U.S. Commercial Staffing and Professional, Technical and Staffing Alternatives (PTSA) segments were partially offset by a slight sales decrease in the International segment.

Gross profit of $692.7 million was 0.7% lower than the gross profit of $697.9 million in 2001. Gross profit as a percentage of sales was 16.0% in 2002, a decrease of 0.4 percentage point compared to the 16.4% rate recorded in the prior year. Gross profit rates of the PTSA and International segments declined while U.S. Commercial Staffing remained relatively unchanged. The decline in gross profit rates was due primarily to a continuing shift in the mix of customers to large corporate and national accounts and a decline in recruitment fee income.

Many of the Company’s large corporate and national account customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with the Company’s small and medium size customers. The Company’s strategy is focused on serving and growing these large corporate and national accounts. As customer mix shifts to large corporate and national accounts, the Company’s average gross margins tend to decrease. Offsetting this impact, there are economies of scale and other expense savings associated with servicing these large accounts that tend to mitigate the overall effect on profitability. The Company expects this trend to continue in 2003.

Fee based recruitment income, which represents approximately one percent of the Company’s total sales, has a significant impact on gross profit rates. There are very low direct costs of services associated with recruitment income. Therefore, decreases in permanent placement fees can have a disproportionate impact on gross profit rates. As compared to last year, many customers reduced or eliminated the recruiting of full-time employees and the conversions of temporary to permanent staff. The Company expects that recruitment fee income will begin to increase when economic growth and job creation resume.

Selling, general and administrative expenses of $662.3 million were 1.1% lower than last year. The expense rate improved to 15.3% of sales in 2002 as compared to 15.7% in 2001. The decrease was due primarily to staff reductions and lower telecommunication and recruiting costs, which were the result of expense reduction initiatives the Company implemented during 2001, and the elimination of goodwill amortization (see discussion to follow in “Critical Accounting Policies”). The staff reductions in both field operations and headquarters units generated savings of approximately $6 million in 2002 as compared with the prior year. The Company did not incur significant termination costs as a result of these staff reductions. The majority of the staff reductions took place during the second and third quarters of 2001. These savings were partially offset by field and headquarters bonus payments, which increased due to the Company’s improved performance, the effect of currency rates on international expenses and increased depreciation expense as a result of the Company’s ongoing deployment of information technology programs.

Earnings from operations in 2002 totaled $30.4 million, an 8.7% increase compared to the $28.0 million reported for 2001. The increase in earnings from operations was the result of many factors discussed above, including the elimination of goodwill amortization of $2.7 million. Earnings were 0.7% of sales for both 2002 and 2001.

Net interest income for 2002 was $362 thousand, a $743 thousand improvement compared to last year’s net interest expense of $381 thousand. The improvement is primarily attributable to higher cash balances and lower short-term debt levels, offset by the impact of lower interest rates.

Earnings before taxes were $30.8 million, an increase of 11.5% from 2001. Earnings before taxes averaged 0.7% of sales in 2002 and 0.6% of sales in 2001. The effective income tax rate in 2002 was 39.6%, a 0.4 percentage point improvement compared with last year’s 40.0% rate. The decrease in the overall income tax rate was the result of several factors including the favorable settlement of prior years’ tax audits, offset by an increase in valuation reserves related to the Company’s ability to utilize foreign net operating loss carryforwards.

Net earnings were $18.6 million in 2002, a 12.2% increase compared to the $16.5 million earned in 2001. Basic and diluted earnings per share were $0.52, an increase of 13.0% as compared to basic and diluted earnings per share of $0.46 in 2001.

U.S. Commercial Staffing

Sales in the U.S. Commercial Staffing segment, which represented 49% of total Company sales in 2002 and 2001, totaled $2.105 billion in 2002, a 0.5% increase compared to the $2.095 billion reported for 2001. The increase was primarily the result of an increase in average hourly bill rates of 0.6%, offset by a 0.1% decrease in hours worked. Year-over-year sales comparisons were: down 12.3% in the first quarter, flat in the second quarter, up 6.7% in the third quarter and up 8.9% in the fourth quarter. Sales trends were relatively stable month by month over the course of the fourth quarter.

U.S. Commercial Staffing earnings totaled $118.7 million, an increase of 3.5% in 2002, as a result of the 0.5% sales increase, relatively stable gross profit rates and a 1.8% decrease in expenses. The gross profit rate averaged 15.8% in both 2002 and 2001. Improvements in benefit costs were offset by the impact of an ongoing shift in mix of sales to larger corporate and national accounts. Year-over-year gross profit rate comparisons for U.S. Commercial Staffing were down in the first and second quarters and up in the third and fourth quarters. The increase in gross profit rate in the second half of 2002 reflected improvement in benefits costs relative to last year, including workers’ compensation expense, and increased fee-based income in the fourth quarter. Given relatively high and rising unemployment in the U.S., the Company expects an increase in state unemployment taxes in 2003 which, to the extent not recovered through pricing actions, may decrease the gross profit rate for U.S. Commercial Staffing.

U.S. Commercial Staffing expenses were tightly controlled and decreased 1.8% year-over-year primarily due to staff reductions and lower recruiting costs, partially offset by higher field bonus payouts and the impact of the Company’s ongoing deployment of new front office systems.

Professional, Technical and Staffing Alternatives

Professional, Technical and Staffing Alternatives (PTSA) includes the following business units: Kelly Scientific Resources, Kelly Healthcare Resources, Kelly Home Care Services, Kelly Automotive Services Group, Kelly Engineering Resources, Kelly IT Resources, Kelly Law Registry, Kelly Financial Resources, Kelly Management Services, Kelly Staff Leasing, Kelly HR Consulting, HRfirst and Kelly Vendor Management Solutions.

Sales in the PTSA segment totaled $1.137 billion, an increase of 5.7% compared to the $1.075 billion reported in 2001. The growth is due to an increase in average hourly bill rates of 4.8%, partially offset by a decrease in hours worked of 0.1% in the professional and technical businesses. In addition, there was an increase in revenues of 7.4% in the staffing alternatives businesses, which include staff leasing and management services. PTSA sales represented 26% of total Company sales in 2002 and 25% in 2001.

During 2002, Kelly Healthcare Resources and Kelly Financial Resources continued to be the leading performers, exhibiting sales growth of over 25% as compared to 2001. Kelly Staff Leasing, Kelly Engineering Resources, Kelly IT Resources, Kelly Management Services and Kelly Law Registry also maintained positive sales growth in 2002. Kelly Automotive Services Group posted positive growth in the second half of the year, resulting in a slight overall increase year over year. However, Kelly Home Care Services experienced a significant revenue decline during 2002 as compared to 2001. This decrease, however, was consistent with industry trends in its staffing sector.

Although Kelly Staff Leasing experienced positive sales growth in 2002, we are changing their customer mix to better position this business for the long term. As a result, we expect our staff leasing sales to decline by 2% to 3% in the first quarter of 2003. However, with a stronger customer base, we expect there will be a small positive impact to earnings.

PTSA earnings from operations totaled $50.5 million in 2002, an increase of 6.2% from 2001. This was the result of the 5.7% increase in sales, partially offset by a 0.5 percentage point decrease in the gross profit rate and the effect of holding expenses to a 1.1% increase.

The decrease in the gross profit rate was due to changes in business unit mix and rate decreases in certain business units, such as Kelly Automotive Services Group and Kelly IT Resources. The most significant factor impacting the business unit mix was the decline in sales at the Kelly Home Care Services unit, which has a higher than average gross profit rate. These declines were partially offset by a 20.8% year-over-year increase in PTSA fee-based income. As discussed with respect to U.S. Commercial Staffing, the Company expects an increase in state unemployment taxes in 2003 which, to the extent not recovered through pricing actions, may decrease the gross profit rate for PTSA.

PTSA expenses increased 1.1% from the prior year, due to higher field bonus payouts, the impact of the Company’s ongoing deployment of new front office systems, higher liability insurance costs and increased facilities expense associated with the expansion of Kelly Financial Resources and Kelly Healthcare Resources. This was partially offset by the elimination of goodwill amortization and lower recruiting costs. Expenses as a percent of sales decreased to 9.6% in 2002 from 10.0% in 2001.

International

Translated U.S. dollar sales in International totaled $1.082 billion, a 0.5% decrease compared to the $1.087 billion reported in 2001. This decrease resulted primarily from a 19% decrease in recruitment fees and a 0.2% decrease in hours worked. U.S. dollar-average bill rates were essentially unchanged year over year. International sales represented 25% of total Company sales in 2002 and 26% of total Company sales in 2001.

The Americas and Asia-Pacific, the first regions within the International segment to reflect the negative impact of the global economic slowdown, are continuing to show improvement. Year-over-year sales comparisons in continental Europe and the United Kingdom remained negative throughout 2002.

During 2002, the U.S. dollar continued to fall in comparison to many foreign currencies, including the Euro and British pound. As a result, Kelly’s U.S. dollar translated sales and expenses were higher than would have otherwise been reported. On a constant currency basis, international revenue decreased 4%. This compared to 3% overall constant currency sales growth in 2001. Year-over-year constant currency sales declined 6% in the first quarter, 2% in the second quarter, 4% in the third quarter and 2% in the fourth quarter. If foreign currency exchange rates remain at their current levels, Kelly’s first and second quarter 2003 sales will be favorably impacted.

International earnings totaled $5.2 million, a decrease of 44.7% from 2001, resulting from the 0.5% decrease in sales and a 0.8 percentage point decline in the gross profit rate, partially offset by a 2.6% reduction in expenses.

The decline in the gross profit rate was primarily due to the 19% decrease in recruitment fee income, with the most significant decrease occurring in the United Kingdom. On a year-over-year basis, translated U.S. dollar expenses in the International segment decreased 2.6%, primarily due to lower wages and recruiting costs and the elimination of goodwill amortization. On a constant currency basis, expenses decreased 7%.

Results of Operations

2001 versus 2000

Sales of services for 2001 totaled $4.257 billion, a decrease of 5.1% compared to the $4.487 billion reported in the prior year. The decrease was a result of a decline in hours worked of 7.6% partially offset by an increase in average hourly bill rates of 1.9%. Sales decreases in the U.S. Commercial Staffing and International segments were partially offset by a sales increase in the PTSA segment.

The 2001 gross profit rate averaged 16.4%, a decrease of 1.3 percentage points compared to the 17.7% rate earned in 2000. This reflected decreases in the gross profit rates of all three of the Company’s business segments. The decline in gross profit rates was due primarily to a continuing shift in the mix of customers to large corporate and national accounts and a decline in recruitment fee income.

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

Net earnings totaled $16.5 million in 2001, a decrease of 81.0% compared to the $87.2 million earned in 2000. The rate of return on sales was 0.4% compared with last year’s 1.9% rate. Diluted earnings per share for 2001 were $.46, an 81.1% decrease as compared to diluted earnings per share of $2.43 in 2000.

U.S. Commercial Staffing

Sales in the U.S. Commercial Staffing segment totaled $2.095 billion in 2001, a 10.0% decrease compared to the $2.327 billion reported for 2000. This reflected a decrease in hours worked of 13.6% partially offset by an increase in average hourly bill rates of 4.3%. Year-over-year sales comparisons were flat in the first quarter, and declined consistently over the balance of the year reflecting a 7.9% decrease in the second quarter, a 14.3% decrease in the third quarter and a 16.7% decrease in the fourth quarter. U.S. Commercial Staffing sales represented 49% of total Company sales in 2001 and 52% of total Company sales in 2000.

U.S. Commercial Staffing earnings from operations totaled $114.7 million in 2001, a decrease of 36.8% compared to the $181.4 million reported in 2000. The 10.0% sales decrease, combined with a 1.5 percentage point decrease in the gross profit rate, produced the 36.8% earnings decline. The decline in gross profit rates reflects both an ongoing shift in mix of sales to larger corporate and national accounts and decreases in fee-based income. The year-over-year decrease in recruitment fee income for U.S. Commercial Staffing was 33.4%.

Professional, Technical and Staffing Alternatives

Sales in the PTSA segment totaled $1.075 billion in 2001, an increase of 1.5% compared to the $1.059 billion reported in 2000. The growth is due to an increase in average hourly bill rates of 5.5% partially offset by a decrease in hours worked of 5.2% in the professional and technical businesses. In addition, there was an increase in revenues of 6.0% in the staffing alternatives businesses, which include staff leasing and management services. On a year-over-year basis, PTSA sales grew 3.6% in the first quarter and 3.9% in the second quarter, but decreased 0.3% in the third quarter and 0.9% in the fourth quarter.

Results were mixed among the 13 business units that comprise PTSA. Kelly Healthcare Resources, Kelly Financial Resources and Kelly Vendor Management Solutions were the leading performers during the year, exhibiting positive sales growth as compared to 2000. Kelly Staff Leasing maintained positive sales growth throughout the year as well. However, several units within PTSA did experience sales decreases as the year progressed. In particular, Kelly Automotive Services Group and Kelly Law Registry experienced double-digit sales declines as compared to 2000. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA sales represented 25% of total Company sales in 2001 and 24% of total Company sales in 2000.

PTSA earnings for 2001 decreased 34.8% from 2000. During the first nine months of 2001, the Company continued to invest in those professional and technical businesses, which exhibited stronger growth. The Company opened 13 new branches and implemented new technology, which caused expenses to be higher as compared to the prior year. In addition, recruitment fee income decreased significantly in many PTSA business units, which negatively impacted the Company’s gross profit rate.

International

Translated U.S. dollar sales in International totaled $1.087 billion in 2001, a 1.3% decrease compared to the $1.101 billion reported in 2000. This decrease resulted from a decline in the U.S. dollar average hourly bill rates of 4.4% partially offset by an increase in hours worked of 3.3%.

However, on a constant currency basis, international revenue increased 3%. This compared to 10% same currency sales growth in 2000. Year-over-year same currency sales grew 6% in the first quarter, 4% in the second quarter and 2% in the third quarter, but declined 3% in the fourth quarter. Global slowing in staffing demand worsened over the course of 2001. The slowdown was initially felt in Australia, Canada and Puerto Rico. In the fourth quarter, the decline was most apparent in Continental Europe.

International sales represented 26% of total Company sales in 2001 and 25% of total Company sales in 2000.

International earnings from operations were $9.4 million for 2001, a 56.3% decrease compared to the $21.5 million reported in 2000. The decrease in earnings from operations was the result of the 1.3% decrease in sales, a 0.5 percentage point decline in the gross profit rate and a 1.7% increase in expenses.

Decreases in fee-based income, particularly in the United Kingdom, negatively impacted gross profit rates. However, the Company continued to see significant progress in the U.K. throughout the year. Expense reduction initiatives allowed the U.K. to significantly improve profitability in 2001. Finally, during 2001, the Company expanded geographic coverage to 26 countries with the opening of an office in Hong Kong.

Liquidity and Capital Resources

Historically, Kelly has financed its operations through cash generated by operating activities and revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: current cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $101 million at the end of 2002, an increase of $18 million from the $83 million at year-end 2001.

Operating Activities

In 2002, the Company generated $90 million in cash from operating activities, as compared to $145 million in 2001 and $89 million in 2000. The most significant reason for the decline in cash generated from operations in 2002 versus 2001, as well as the increase in cash generated from operations in 2001 versus 2000, was a change in accounts receivable. The Company experienced declining revenues in 2001 which caused a decrease in accounts receivable and generated $86 million in cash. During 2002, revenues increased slightly and were improving as the year progressed. As a result, the Company used $9 million of cash to fund accounts receivable.

Accounts receivable totaled $568 million at year-end 2002. Global days sales outstanding for the fourth quarter were 46 days, which is a one-day improvement versus the 47 days in the prior year. If the economy recovers in 2003, the Company may experience improving revenue, which may require the Company to fund a resulting increase in accounts receivable.

The Company’s working capital position was $352 million at the end of 2002, an increase of $30 million from 2001 and $16 million from 2000. The current ratio was 2.0 at the end of 2002 as compared with 1.9 in 2001 and 2000.

Investing Activities

In 2002, the Company used $37 million on investing activities compared to $49 million in 2001 and $69 million in 2000. The most significant reasons for the continued reductions in cash used for investing activities are decreasing levels of capital expenditures and the one-time purchase of a building in 2001. In addition, the Company spent $21 million on three acquisitions in 2000. No acquisitions were made in 2002 or 2001.

Capital expenditures for 2002 totaled $33 million, down 23% from the $43 million spent in 2001, reflecting the planned delay of several projects. Of the total $33 million spent in 2002, approximately 75% related to information technology. The Company’s capital expenditures peaked in 1999 at $77 million, decreased in 2000 to $54 million and decreased again in 2001 to $43 million. The Company plans to return to a more normal capital spending level in 2003, when capital expenditures are expected to total between $40 and $45 million.

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

Financing Activities

In 2002, the Company used $38 million in financing activities compared to $55 million in 2001 and $30 million in 2000. The decrease in 2002 as compared to 2001 was primarily related to lower short-term debt repayments and reduced dividends offset by the purchase of treasury stock. The increase in 2001 as compared to 2000 was primarily related to the net repayment of short-term debt in 2001 as compared to additional borrowing in 2000, as well as reduced dividends.

Short-term debt totaled $25 million at year end 2002 compared to $33 million at year end 2001 and $58 at year end 2000. All short-term borrowings are foreign currency denominated and reduce the Company’s exposure to foreign exchange fluctuations. At year end, debt represented less than 4% of total capital.

As of year-end 2002, the Company had $76 million of committed unused credit facilities. The Company’s $100 million five-year, unsecured multi-currency revolving credit facility expires in October of 2003. It is the Company’s intention to complete a new unsecured multi-currency revolving credit facility prior to expiration of the current facility. The Company anticipates no significant change in financial covenants and believes it will have a new credit facility in place before October. At year-end, the Company had additional uncommitted one-year credit facilities totaling $51 million, under which the Company had borrowed less than one million dollars.

Dividends paid per common share were $.40 in 2002, a decrease of 52.9% from 2001 dividends of $.85 per share. The dividend was reduced in the fourth quarter of 2001 to a new rate of $.10 per share per quarter, or $.40 per share annually. Annual cash savings from this reduction are over $21 million per year. Dividends in 2000 were $.99 per share.

On July 1, 2002, the Company repurchased 500,000 shares of Class A common stock from the William R. Kelly Estate. The total value of the share repurchase was $13.1 million, or $26.28 per share, representing a 2.7% discount to the closing market price of Kelly Class A common stock on June 28, 2002.

Contractual Obligations and Commercial Commitments

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of year-end 2002:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$133,000	$39,600	$52,100	$25,600	$15,700
Short-term borrowings	24,800	24,800	—	—	—

Total	$157,800	$64,400	$52,100	$25,600	$15,700

The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company continues to carry no long-term debt and expects to meet its cash requirements, including possible increases in accounts receivable as discussed above, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

Market Risk-Sensitive Instruments and Positions

Kelly does not hold or invest in derivative contracts. The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries. This risk is mitigated by the use of the Company’s multi-currency line of credit. This credit facility is used to borrow in local currencies which mitigates the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar. In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit.

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

Overall, the Company’s holdings and positions in market risk-sensitive instruments do not subject the Company to material risk.

Critical Accounting Policies

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is necessary for management to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and the attached notes. Actual results can differ from assumed and estimated amounts.

Critical accounting policies are those that management believes require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments involved in preparing its consolidated financial statements.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of year-end 2002, 2001 and 2000, the allowance for uncollectible accounts receivable was $12.5 million, $12.1 million and $13.6 million, respectively.

Workers’ Compensation

The Company has a combination of insurance and self-insurance contracts under which the Company effectively bears the first $500,000 of risk per single accident. The Company establishes accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors.

Management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation was $73.5 million, $63.3 million and $55.3 million at year-end 2002, 2001 and 2000, respectively.

Goodwill

Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which established a new method of testing goodwill and other intangible assets for impairment using a fair-value based approach. Under the new standard, goodwill is no longer amortized as was previously required. Upon adoption, amortization of goodwill and other intangible assets ceased. Amortization of goodwill would have been $2.7 million for the fiscal year ended December 29, 2002.

SFAS 142 requires that goodwill be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Should circumstances change or events occur to indicate that the fair market value of the reporting unit has fallen below its book value, management must then compare the estimated fair value of goodwill to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income.

We completed our impairment test as of the date of adoption, December 31, 2001 and during the fourth quarter of the year ended December 29, 2002 as required under SFAS 142 and determined that goodwill is not impaired. This test required comparison of our estimated fair value to our book value of goodwill. The estimated fair value was based on a discounted cash flows analysis. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our balance sheet. At year-end 2002, 2001 and 2000, total goodwill amounted to $80.3 million, $73.6 million and $77.4 million, respectively.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. This statement is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

In November 2002, the FASB released FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. The Company has adopted the disclosure provisions and management does not expect the full adoption of FIN 45 to have a material impact on the Company’s results of operations or financial position.

Forward-Looking Statements

Certain statements contained in this document are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, material changes in demand from large corporate customers, availability of temporary workers with appropriate skills required by customers, increases in wages paid to temporary workers, liabilities for client and employee actions, foreign currency fluctuations, changes in laws and regulations (including federal, state and international tax laws), the Company’s ability to effectively implement and manage its information technology programs, and the ability of the Company to successfully expand into new markets and service lines. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1 of this filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 24 of this filing and are presented in pages 25-45.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Information required by Part III with respect to Directors and Executive Officers of the registrant, except as set forth under the title “Executive Officers of the Registrant” which is included on page 19, (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), and Certain Relationships and Related Transactions (Item 13) is to be included in a definitive proxy statement filed by the Company not later than 120 days after the close of its fiscal year and such proxy statement, when filed, is incorporated herein by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since (1)	Business Experience During Last 5 Years
Terence E. Adderley Chairman and Chief Executive Officer	69	1961	Served as officer of the Company.

Carl T. Camden President and Chief Operating Officer	48	1995	Served as officer of the Company.

Michael L. Durik Executive Vice President	54	1999	Served as officer of the Company since July, 1999. From 1993 was owner of MLD Management, an independent consulting firm.

William K. Gerber Executive Vice President and Chief Financial Officer	49	1998	Served as officer of the Company since April, 1998. Prior thereto, served as Vice President of Finance at The Limited, Inc.

Arlene Grimsley Executive Vice President	55	1994	Served as officer of the Company.

George M. Reardon Senior Vice President, General Counsel and Secretary	55	1998	Served as officer of the Company since June, 1998. From 1994, served in private practice in Houston, Texas.

(1)	Each officer serves continuously until termination of employment or removal by the Board of Directors.

ITEM 14. CONTROLS AND PROCEDURES.

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

(1)    Financial statements -

Report of Independent Accountants

Statements of Earnings for the three fiscal years ended December 29, 2002

Statements of Cash Flows for the three fiscal years ended December 29, 2002

Balance Sheets at December 29, 2002, December 30, 2001 and December 31, 2000

Statements of Stockholders’ Equity for the three fiscal years ended December 29, 2002

Notes to Financial Statements

(2)    Financial Statement Schedule -

For the three fiscal years ended December 29, 2002:

Schedule II—Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)    The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at           page 46 which is incorporated herein by reference.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at December 29, 2002.

(b)	A report on Form 8-K dated January 22, 2003 was filed by the Company in January, 2003. The report was filed under Item 5, Other Events.

(c)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 46 of this filing.

(d)	The Index to Financial Statements and Supplemental Schedule is included following the signatures beginning at page 24 of this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2003	KELLY SERVICES, INC. Registrant

	By	/s/ W. K. Gerber
W. K. Gerber Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2003		* T. E. Adderley
T. E. Adderley Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 21, 2003		* C. T. Camden
C. T. Camden President, Chief Operating Officer and Director

Date: February 21, 2003		* C. V. Fricke
C. V. Fricke Director

Date: February 21, 2003		* M. A. Fay, O.P.
M. A. Fay, O.P. Director

Date: February 21, 2003		* V. G. Istock
V. G. Istock Director

Date: February 21, 2003		* B. J. White
B. J. White Director

Date: February 21, 2003		/s/ W. K. Gerber W. K. Gerber
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 21, 2003	*By	/s/ W. K. Gerber
W. K. Gerber Attorney-in-Fact

CERTIFICATIONS

I, Terence E. Adderley, certify that:

1.	I have reviewed this annual report on Form 10-K of Kelly Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Terence E. Adderley

Terence E. Adderley

Chairman and

Chief Executive Officer

CERTIFICATIONS

I, William K. Gerber, certify that:

1.	I have reviewed this annual report on Form 10-K of Kelly Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ William K. Gerber

William K. Gerber

Executive Vice President and

Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS AND

SUPPLEMENTAL SCHEDULE

Kelly Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of

Kelly Services, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page 24 present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 29, 2002, December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Effective in 2002, and as discussed in footnote 4, the Company adopted Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Detroit, Michigan January 21, 2003

STATEMENTS OF EARNINGS Kelly Services, Inc. and Subsidiaries
	2002	2001	2000
	(In thousands of dollars except per share items)
Sales of services	$4,323,470	$4,256,892	$4,487,291
Cost of services	3,630,744	3,559,037	3,694,982

Gross profit	692,726	697,855	792,309
Selling, general and administrative expenses	662,334	669,888	655,191

Earnings from operations	30,392	27,967	137,118
Gain on disposition of property	—	—	8,567
Interest income (expense), net	362	(381)	(409)

Earnings before income taxes	30,754	27,586	145,276
Income taxes	12,185	11,037	58,100

Net earnings	$18,569	$16,549	$87,176

Basic earnings per share	$.52	$.46	$2.44
Diluted earnings per share	$.52	$.46	$2.43
Dividends per share	$.40	$.85	$.99
Average shares outstanding
(thousands):
Basic	35,724	35,829	35,721
Diluted	35,900	35,930	35,843

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS Kelly Services, Inc. and Subsidiaries
	2002	2001	2000
	(In thousands of dollars)
Cash flows from operating activities
Net earnings	$18,569	$16,549	$87,176
Noncash adjustments:
Depreciation and amortization	45,428	44,396	39,465
Gain on disposition of property	—	—	(8,567)
Deferred income taxes	6,590	(242)	(593)
Changes in operating assets and liabilities	19,019	84,522	(28,104)

Net cash from operating activities	89,606	145,225	89,377

Cash flows from investing activities
Capital expenditures	(33,406)	(42,525)	(54,237)
Short-term investments	31	1,764	3,624
(Increase) decrease in other assets	(3,476)	3,645	(7,564)
Acquisition of building	—	(11,783)	—
Proceeds from disposition of property	—	—	10,309
Acquisition of companies	—	(192)	(20,923)

Net cash from investing activities	(36,851)	(49,091)	(68,791)

Cash flows from financing activities
(Decrease) increase in short-term borrowings	(11,723)	(24,900)	10,629
Dividend payments	(14,293)	(30,408)	(35,303)
Exercise of stock options and other	991	139	85
Purchase of treasury stock	(13,216)	(64)	(5,737)

Net cash from financing activities	(38,241)	(55,233)	(30,326)

Effect of exchange rates on cash and equivalents	2,961	(758)	(974)

Net change in cash and equivalents	17,475	40,143	(10,714)
Cash and equivalents at beginning of year	83,461	43,318	54,032

Cash and equivalents at end of year	$100,936	$83,461	$43,318

See accompanying Notes to Financial Statements.

BALANCE SHEETS Kelly Services, Inc. and Subsidiaries
	2002	2001	2000
	(In thousands of dollars)
ASSETS
Current Assets
Cash and equivalents	$100,936	$83,461	$43,318
Short-term investments	599	630	2,394
Accounts receivable, less allowances of $12,533, $12,105 and $13,614, respectively	567,517	539,692	631,771
Prepaid expenses and other current assets	26,387	24,950	24,903
Deferred taxes	23,916	21,469	18,688

Total current assets	719,355	670,202	721,074

Property and Equipment
Land and buildings	57,111	56,639	44,971
Equipment, furniture and leasehold improvements	295,536	275,063	253,666
Accumulated depreciation	(150,315)	(119,729)	(97,552)

Net property and equipment	202,332	211,973	201,085

Noncurrent Deferred Taxes	21,065	31,415	33,521

Goodwill, net	80,260	73,643	77,397

Other Assets	49,121	52,148	56,499

Total Assets	$1,072,133	$1,039,381	$1,089,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$24,770	$32,939	$57,839
Accounts payable	85,310	88,217	84,659
Payroll and related taxes	181,585	154,813	172,519
Accrued insurance	27,912	24,071	21,003
Income and other taxes	47,617	48,149	48,814

Total current liabilities	367,194	348,189	384,834

Noncurrent Liabilities
Accrued insurance	45,540	39,273	34,269
Accrued retirement benefits	40,335	44,764	47,004

Total noncurrent liabilities	85,875	84,037	81,273

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,148 at 2002, 36,609,078 at 2001 and 36,609,040 at 2000	36,619	36,609	36,609
Class B common stock, shares issued 3,496,718 at 2002, 3,506,788 at 2001 and 3,506,826 at 2000	3,497	3,507	3,507
Treasury stock, at cost
Class A common stock, 4,567,975 shares at 2002, 4,232,542 at 2001 and 4,363,578 at 2000	(91,648)	(81,721)	(84,251)
Class B common stock, 18,875 shares at 2002, 15,675 at 2001 and 12,817 at 2000	(511)	(435)	(371)
Paid-in capital	17,902	17,035	16,371
Earnings invested in the business	665,759	661,483	675,388
Accumulated foreign currency adjustments	(12,554)	(29,323)	(23,784)

Total stockholders' equity	619,064	607,155	623,469

Total Liabilities and Stockholders' Equity	$1,072,133	$1,039,381	$1,089,576

See accompanying Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY Kelly Services, Inc. and Subsidiaries
	2002	2001	2000
	(In thousands of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36,609	$36,609	$36,602
Conversions from Class B	10	—	7

Balance at end of year	36,619	36,609	36,609

Class B common stock
Balance at beginning of year	3,507	3,507	3,514
Conversions to Class A	(10)	—	(7)

Balance at end of year	3,497	3,507	3,507

Treasury Stock
Class A common stock
Balance at beginning of year	(81,721)	(84,251)	(80,538)
Exercise of stock options, restricted stock awards and other	2,381	1,609	1,379
Treasury stock issued for acquisitions	832	921	522
Purchase of treasury stock	(13,140)	—	(5,614)

Balance at end of year	(91,648)	(81,721)	(84,251)

Class B common stock
Balance at beginning of year	(435)	(371)	(248)
Purchase of treasury stock	(76)	(64)	(123)

Balance at end of year	(511)	(435)	(371)

Paid-in Capital
Balance at beginning of year	17,035	16,371	15,761
Exercise of stock options, restricted stock awards and other	699	453	498
Treasury stock issued for acquisitions	168	211	112

Balance at end of year	17,902	17,035	16,371

Earnings Invested in the Business
Balance at beginning of year	661,483	675,388	623,564
Net earnings	18,569	16,549	87,176
Dividends	(14,293)	(30,454)	(35,352)

Balance at end of year	665,759	661,483	675,388

Accumulated Foreign Currency Adjustments
Balance at beginning of year	(29,323)	(23,784)	(16,282)
Equity adjustment for foreign currency	16,769	(5,539)	(7,502)

Balance at end of year	(12,554)	(29,323)	(23,784)

Stockholders’ Equity at end of year	$619,064	$607,155	$623,469

Comprehensive Income
Net earnings	$18,569	$16,549	$87,176
Other comprehensive income—Foreign currency adjustments	16,769	(5,539)	(7,502)

Comprehensive Income	$35,338	$11,010	$79,674

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. (the “Company”) is a global temporary staffing leader operating in 26 countries throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years, all of which contained 52 weeks, ended on December 29, 2002 (2002), December 30, 2001 (2001) and December 31, 2000 (2000).

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

Foreign Currency Translation Substantially all of the Company’s international subsidiaries use their local currency as their functional currency. Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates. Resulting translation adjustments, net of deferred taxes, where applicable, are reported as accumulated foreign currency adjustments in stockholders’ equity and are recorded as a component of comprehensive income.

Revenue Recognition Revenue from sales of services is recognized as services are provided by the temporary, contract or leased employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.

Allowance for Uncollectible Accounts Receivable The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance.

Advertising Expenses Advertising expenses, which are expensed as incurred, were $12,700, $13,500 and $15,800 in 2002, 2001 and 2000, respectively.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts receivable, workers’ compensation and goodwill impairment. Actual results could differ materially from those estimates.

Cash and Equivalents Cash and equivalents are stated at cost, which approximates market. The Company considers securities with original maturities of three months or less to be cash and equivalents.

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 15 to 45 years for land improvements, buildings and building improvements, 5 years for equipment and furniture and 3 to 12 years for computer hardware and software. Leasehold improvements are depreciated over the lesser of the life of the lease or 5 years. The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1. Capitalized software is included with equipment, furniture and leasehold improvements on the balance sheet. Depreciation expense was $45,300 for 2002, $41,500 for 2001 and $37,200 for 2000.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002, the company discontinued the amortization of goodwill. See Note 4 for the effects of adopting SFAS No. 142. During 2001 and 2000 the Company amortized goodwill on a straight-line basis over periods ranging from 20 to 40 years.

Purchased intangible assets, with definite lives, other than goodwill, are valued at acquisition cost and are amortized over their respective useful lives (up to 10 years) on a straight-line basis.

Impairment of Long-Lived Assets and Intangible Assets The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill is tested for impairment annually, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. If the fair market value of the reporting unit tested has fallen below its book value, we then compare the estimated fair value of goodwill to its book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. The Company uses a discounted cash flow methodology to determine fair value.

Accounts Payable and Payroll and Related Taxes Included in accounts payable and payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $11,156, $14,446 and $15,197 in accounts payable at year-end 2002, 2001 and 2000, respectively, and $21,950, $19,895 and $22,636 in payroll and related taxes at year-end 2002, 2001 and 2000, respectively.

Stock-Based Compensation In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees,” and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 11 to the Company’s financial statements.

Workers’ Compensation The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. The ultimate cost of these claims may be greater than or less than the established accrual. However, the Company believes that any such adjustments will not materially affect its consolidated financial position.

Reclassifications Certain prior year amounts have been reclassified to conform with the current presentation.

2. Short-term Investments

Short-term investments are classified as available for sale. Federal, state and local government obligations included in short-term investments represented 40% of the balance as of year-end 2000. The Company did not hold federal, state or local government obligations as of year-end 2002 and 2001. The carrying amounts of short-term investments approximate market value.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Interest income was $1,531, $2,301 and $2,770 for the fiscal years 2002, 2001 and 2000, respectively.

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

4. Goodwill and Other Intangible Assets—Adoption of Statement 142

Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which established a new method of testing goodwill and other intangible assets for impairment using a fair-value based approach. Under the new standard, goodwill is no longer amortized as was previously required. Upon adoption, amortization of goodwill and other intangible assets ceased. Amortization of goodwill would have been $2.7 million for fiscal year 2002.

SFAS 142 requires that goodwill be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Should circumstances change or events occur to indicate that the fair market value of the reporting unit has fallen below its book value, management must then compare the estimated fair value of goodwill to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income. We completed our impairment test as of the date of adoption, December 31, 2001 and during the fourth quarter of the year ended December 29, 2002, as required under SFAS 142 and determined that goodwill is not impaired.

The following table presents net earnings and basic and diluted earnings per share for the fiscal years 2002, 2001 and 2000, respectively, as adjusted for the non-amortization provisions of SFAS No. 142.

	2002	2001	2000
Reported net earnings	$18,569	$16,549	$87,176
Add back: Goodwill amortization, net of tax	—	2,011	1,560

Adjusted net earnings	$18,569	$18,560	$88,736

Basic earnings per share:
Reported net earnings	$0.52	$0.46	$2.44
Goodwill amortization, net of tax	—	0.06	0.04

Adjusted net earnings	$0.52	$0.52	$2.48

Diluted earnings per share:
Reported net earnings	$0.52	$0.46	$2.43
Goodwill amortization, net of tax	—	0.06	0.05

Adjusted net earnings	$0.52	$0.52	$2.48

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The changes in the net carrying amount of goodwill for the year ended December 29, 2002 are as follows:

	U.S. Commercial	PTSA	International	Total
Balance as of December 30, 2001	$4,719	$24,899	$44,025	$73,643
Reclassification from intangibles	34	34	232	300
Translation adjustment	—	—	6,317	6,317

Balance as of December 29, 2002	$4,753	$24,933	$50,574	$80,260

5. Short-term Borrowings

The Company has a committed $100 million, five-year unsecured multi-currency revolving credit facility used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under the line of credit is 20 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. Singapore was added to the list of countries borrowing under this facility in 2002. LIBOR rates varied by currency and ranged from 1.6% to 3.2% at December 29, 2002. Borrowings under this arrangement were $24,300, $23,600 and $44,300 at year-end 2002, 2001 and 2000, respectively.

The Company’s $100 million five-year unsecured multi-currency revolving credit facility expires in October of 2003. It is the Company’s intention to complete a new unsecured multi-currency revolving credit facility prior to the expiration of the current facility. The Company anticipates no significant change in financial covenants and believes there is very little risk to having a new credit facility in place before October.

During September 2000, the Company arranged an $8,300 one-year uncommitted credit facility to fund its Singapore acquisition. During 2001, the amount was increased to $11,000 and the term extended to March 2002. During 2002, all borrowings under this credit facility were repaid. The outstanding balance totaled $7,800 and $7,400 at year-end 2001 and 2000, respectively.

The Company has additional uncommitted one-year credit facilities that aggregate to $51 million as of December 29, 2002. Borrowings under these lines totaled $500, $1,500 and $6,100 at year-end 2002, 2001, and 2000, respectively. Interest rates ranged from 3.3% to 7.6% at year-end 2002.

All of the Company’s borrowings are foreign currency denominated and support the Company’s international working capital position. The carrying amounts of the Company’s borrowings under the lines of credit described above approximate their fair values.

Interest expense, interest payments and weighted average interest rates related to the short-term borrowings for 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Interest expense	$1,169	$2,682	$3,179
Interest payments	1,183	2,698	2,672
Weighted average interest rate	3.3%	4.6%	5.5%

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

During 2002, the Company repurchased 500,000 shares of its Class A common stock from the William R. Kelly Estate. The total cost of the share repurchase was $13,140 or $26.28 per share, representing a 2.7% discount to the closing market price of Kelly Class A common stock on the business day prior to the purchase. In addition, the Company purchased 3,200 shares of its Class B common stock at a total cost of $76. During 2001, the Company repurchased 2,858 shares of its Class B common stock at a total cost of $64. During 2000, the Company repurchased 227,500 shares of its Class A common stock at a total cost of $5,614 and repurchased 5,050 shares of its Class B common stock at a total cost of $123.

7. Earnings Per Share

The reconciliations of earnings per share computations for the fiscal years 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Net earnings	$18,569	$16,549	$87,176

Determination of shares (thousands):
Weighted average common shares outstanding	35,724	35,829	35,721
Effect of dilutive securities:
Stock options	52	1	—
Restricted and performance awards and other	124	100	122

Weighted average common shares outstanding—assuming dilution	35,900	35,930	35,843

Earnings per share—basic	$.52	$.46	$2.44
Earnings per share—assuming dilution	$.52	$.46	$2.43

Stock options to purchase 1,291,000, 2,503,000 and 2,309,000 shares of common stock at a weighted average price per share of $27.95, $27.04 and $27.30 were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

8. Supplemental Cash Flow Information

Changes in operating assets and liabilities, as disclosed in the statements of cash flows, for the fiscal years 2002, 2001 and 2000 were as follows:

	2002	2001	2000
(Increase) decrease in accounts receivable	$(9,420)	$86,491	$(30,158)
Decrease (increase) in prepaid expenses and other current assets	7,162	(1,166)	(2,750)
(Decrease) increase in accounts payable	(4,040)	830	(6,288)
Increase (decrease) in payroll and related taxes	17,522	(9,377)	21,742
Increase (decrease) in accrued insurance	10,090	8,078	(10,594)
Decrease in income and other taxes	(2,295)	(334)	(56)

Total changes in operating assets and liabilities	$19,019	$84,522	$(28,104)

Cash flows from short-term investments for 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Sales/Maturities	$4,428	$2,318	$8,507
Purchases	(4,397)	(554)	(4,883)

Total	$31	$1,764	$3,624

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

The liability for the unqualified plan was $40,300, $44,800 and $47,000 as of year-end 2002, 2001 and 2000, respectively, and is included in accrued retirement benefits. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in publicly traded mutual funds, was $40,600, $44,200 and $49,200 at year-end 2002, 2001 and 2000, respectively. These investments are included in other assets and are restricted for the use of funding this plan.

Amounts expensed for retirement benefits totaled $6,500 in 2002, $7,700 in 2001 and $5,300 in 2000.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

10. Income Taxes

Pretax income (loss) for the years 2002, 2001 and 2000 was taxed under the following jurisdictions:

	2002	2001	2000
Domestic	$42,649	$38,597	$149,431
Foreign	(11,895)	(11,011)	(4,155)

Total	$30,754	$27,586	$145,276

The provision for income taxes was as follows:

	2002	2001	2000
Current tax expense:
U.S. federal	$968	$6,780	$43,151
U.S. state and local	2,300	2,000	10,840
Foreign	2,327	2,499	4,702

Total current	5,595	11,279	58,693
Total deferred	6,590	(242)	(593)

Total provision	$12,185	$11,037	$58,100

Deferred tax assets are comprised of the following:

	2002	2001	2000
Depreciation and amortization	$(24,374)	$(14,158)	$(8,628)
Employee compensation and benefit plans	25,944	26,112	26,055
Workers’ compensation	25,538	22,154	19,127
Translation adjustment	3,037	4,058	3,504
Bad debt allowance	4,215	3,194	4,237
Loss carryforwards	15,532	9,467	6,271
Other, net	6,177	5,504	3,224

Subtotal	56,069	56,331	53,790
Valuation allowance	(11,088)	(3,447)	(1,581)

Net deferred tax assets	44,981	52,884	52,209
Net deferred tax liabilities	(328)	(620)	(741)

Net deferred taxes	$44,653	$52,264	$51,468

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The differences between income taxes for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2002	2001	2000
Income tax based on statutory rate	$10,764	$9,655	$50,847
State income taxes, net of federal benefit	1,495	1,300	7,046
General business credits	(2,925)	(1,755)	(2,275)
Life insurance cash surrender value	2,394	2,236	(2,538)
Valuation allowance	7,641	1,866	(1,537)
Foreign items	(2,260)	(2,342)	3,605
Settlement of prior years’ audit issues	(5,270)	(414)	2,401
Other, net	346	491	551

Total	$12,185	$11,037	$58,100

In 2002, the Internal Revenue Service completed its examination of the Company’s federal income tax returns through 1999. The Company believes that adequate tax accruals have been provided for all years.

The net tax effect of foreign loss carryforwards at December 29, 2002 totaled $15,532 which expire as follows:

Year	Amount
2004-2005	$408
2006-2008	2,205
2009-2012	3,299
No expiration	9,620

Total	$15,532

The Company has established a valuation allowance for loss carryforwards related to certain foreign operations, which management believes may not be utilized.

Provision has not been made for U.S. or additional foreign income taxes on an estimated $21,146 of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

The Company paid income taxes of $10,300 in 2002, $12,700 in 2001 and $58,800 in 2000. Deferred income taxes recorded in foreign currency translation adjustments were a charge of $1,000 in 2002 and a credit of $600 and $1,100 in 2001 and 2000, respectively.

11. Performance Incentive Plan

Under the Performance Incentive Plan (the “Plan”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted awards and performance awards to key employees utilizing the Company’s Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at year-end 2002, 2001 and 2000 were 1,133,000, 1,269,000 and 1,283,000, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The Company applies APB No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2002	2001	2000
Net earnings, as reported	$18,569	$16,549	$87,176
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,314)	(1,686)	(1,729)

Pro forma net earnings	$16,255	$14,863	$85,447

Earnings per share:
Basic—as reported	$.52	$.46	$2.44
Basic—pro forma	$.46	$.41	$2.39

Diluted—as reported	$.52	$.46	$2.43
Diluted—proforma	$.45	$.41	$2.38

Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

The fair value of each option included is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Dividend yield	2.0%	4.0%	4.0%
Risk-free interest rate	4.0%	5.0%	5.9%
Expected volatility	31.0%	30.0%	29.0%
Expected lives	5 yrs	6 yrs	6 yrs

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

A summary of the status of stock option grants under the Plan as of December 29, 2002, December 30, 2001 and December 31, 2000, and changes during the years ended on those dates, is presented as follows:

	Options	Weighted Avg. Exercise Price

2000:
Outstanding at beginning of year	1,592,000	$28.77
Granted	730,000	24.01
Exercised	(2,000)	24.77
Cancelled	(197,000)	27.15

Outstanding at end of year	2,123,000	$27.29

Options exercisable at year end	763,000	$29.05
Weighted average fair value of options granted during the year	$5.98

2001:
Outstanding at beginning of year	2,123,000	$27.29
Granted	539,000	24.36
Exercised	(4,000)	24.68
Cancelled	(288,000)	27.52

Outstanding at end of year	2,370,000	$26.60

Options exercisable at year end	1,022,000	$28.25
Weighted average fair value of options granted during the year	$5.86

2002:
Outstanding at beginning of year	2,370,000	$26.60
Granted	466,000	22.69
Exercised	(40,000)	23.83
Cancelled	(123,000)	24.77

Outstanding at end of year	2,673,000	$26.04

Options exercisable at year end	1,454,000	$27.55
Weighted average fair value of options granted during the year	$6.30

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The following table summarizes information about options outstanding at year-end 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/29/02	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable as of 12/29/02	Weighted Average Exercise Price
$20.00-22.00	120,000	8.94	$21.00	40,000	$21.00
$22.01-24.00	934,000	8.06	23.28	257,000	23.97
$24.01-26.00	793,000	7.29	25.01	417,000	24.85
$26.01-28.00	159,000	3.89	27.11	151,000	27.12
$28.01-32.00	389,000	4.08	29.22	365,000	29.27
$32.01-38.50	278,000	5.26	35.36	224,000	35.37

$20.00-38.50	2,673,000	6.74	$26.04	1,454,000	$27.55

Restricted awards are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. Restricted awards totaling 101,800, 166,500 and 105,400 shares were granted under the Plan during 2002, 2001 and 2000, respectively. The weighted average grant date price of such awards was $22.72, $26.21 and $24.02 for 2002, 2001 and 2000, respectively. Restricted awards outstanding totaled 228,000, 241,000 and 165,000 shares at year-ends 2002, 2001 and 2000, respectively, and have a weighted average remaining life of 1.5 years at December 29, 2002.

Total compensation cost recognized for restricted awards was $3,000, $2,200 and $2,000 for 2002, 2001 and 2000, respectively. As of December 29, 2002, no SARs have been granted under the Plan.

12. Lease Commitments

The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of December 29, 2002:

Fiscal year:
2003	$39,600
2004	29,200
2005	22,900
2006	15,900
2007	9,700
Later years	15,700

Total	$133,000

Lease expense for fiscal 2002, 2001 and 2000 amounted to $46,800, $44,500 and $45,100, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

13. Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at year-end 2002 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at year-end 2002.

The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

14. Segment Disclosures

The Company’s reportable segments are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. U.S. Commercial Staffing includes traditional office services, along with education, call center and light industrial staffing. PTSA includes various specialty staffing services ranging from finance and engineering to information and health care, along with the businesses of staff leasing, outsourcing, consulting, recruitment and general contractor services. International includes staffing services in the countries outside the U.S. listed below. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

During 2002, international operations were conducted in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

The following table presents information about the reported operating income of the Company for the fiscal years 2002, 2001 and 2000. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	2002	2001	2000
Sales:
U.S. Commercial Staffing	$2,104,622	$2,094,798	$2,327,004
PTSA	1,136,895	1,075,095	1,058,810
International	1,081,953	1,086,999	1,101,477

Consolidated Total	$4,323,470	$4,256,892	$4,487,291

Earnings from Operations:
U.S. Commercial Staffing	$118,656	$114,688	$181,387
PTSA	50,468	47,506	72,819
International	5,205	9,414	21,545
Corporate	(143,937)	(143,641)	(138,633)

Consolidated Total	$30,392	$27,967	$137,118

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Specified items included in segment earnings for the fiscal years 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Depreciation and Amortization:
U.S. Commercial Staffing	$5,480	$5,322	$5,881
PTSA	1,923	2,747	2,597
International	8,828	11,723	11,137
Corporate	29,197	24,604	19,850

Consolidated Total	$45,428	$44,396	$39,465

Interest Income:
U.S. Commercial Staffing	$—	$—	$—
PTSA	—	—	107
International	616	417	630
Corporate	915	1,884	2,033

Consolidated Total	$1,531	$2,301	$2,770

Interest Expense:
U.S. Commercial Staffing	$—	$—	$—
PTSA	—	—	—
International	1,056	2,542	3,020
Corporate	113	140	159

Consolidated Total	$1,169	$2,682	$3,179

A summary of long-lived assets information by geographic area as of the years ended 2002, 2001 and 2000 follows:

	2002	2001	2000
Long-Lived Assets:
Domestic	$211,312	$218,774	$205,945
International	78,771	73,597	78,669

Total	$290,083	$292,371	$284,614

Long-lived assets include property and equipment and intangible assets. No single foreign country’s long-lived assets were material to the consolidated long-lived assets of the Company.

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue was material to the consolidated revenues of the Company.

15. New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. This statement is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

In November 2002, the FASB released FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. The Company has adopted the disclosure provisions and management does not expect the full adoption of FIN 45 to have a material impact on the Company’s results of operations or financial position.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands of dollars except per share items)
Sales of services
2002	$1,000,040	$1,076,969	$1,122,715	$1,123,746	$4,323,470
2001	1,087,198	1,066,255	1,066,380	1,037,059	4,256,892
2000	1,080,069	1,106,740	1,154,480	1,146,002	4,487,291

Cost of services
2002	841,080	906,753	940,453	942,458	3,630,744
2001	905,824	887,936	894,659	870,618	3,559,037
2000	892,095	909,731	948,683	944,473	3,694,982

Selling, general and administrative
2002	157,774	163,741	171,547	169,272	662,334
2001	173,199	167,448	163,975	165,266	669,888
2000	161,406	160,342	162,017	171,426	655,191

Net earnings
2002	796	3,935	6,505	7,333	18,569
2001	4,800	6,460	4,566	723	16,549
2000	16,060	21,825	26,003	23,288	87,176

Basic earnings per share (1)
2002	.02	.11	.18	.21	.52
2001	.13	.18	.13	.02	.46
2000	.45	.61	.73	.65	2.44

Diluted earnings per share (1)
2002	.02	.11	.18	.21	.52
2001	.13	.18	.13	.02	.46
2000	.45	.61	.73	.65	2.43

Dividends per share
2002	.10	.10	.10	.10	.40
2001	.25	.25	.25	.10	.85
2000	.24	.25	.25	.25	.99

(1)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

SCHEDULE II—VALUATION RESERVES

Kelly Services, Inc. and Subsidiaries

December 29, 2002

(In thousands of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Deductions— uncollectible accounts	Balance at end of year
Description

Fifty-two weeks ended December 29, 2002:

Reserve deducted in the balance sheet from the assets to which it applies—
Allowance for doubtful accounts	$12,105	$7,882	$7,454	$12,533

Fifty-two weeks ended December 30, 2001:

Reserve deducted in the balance sheet from the assets to which it applies—
Allowance for doubtful accounts	$13,614	$8,272	$9,781	$12,105

Fifty-two weeks ended December 31, 2000:

Reserve deducted in the balance sheet from the assets to which it applies—
Allowance for doubtful accounts	$13,575	$7,977	$7,938	$13,614

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

        REGULATION S-K

Exhibit No.	Description	Document

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

21	Subsidiaries of Registrant.	2

23	Consent of Independent Accountants.	3

24	Power of Attorney.	4

99.1	Section 906 Certification of Chief Executive Officer.	5

99.2	Section 906 Certification of Chief Financial Officer.	6