Form 10-Q
period 2003-03-30
KELLY SERVICES INC
filed 2003-05-06
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

At April 29, 2003, 32,116,968 shares of Class A and 3,476,043 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended
	March 30, 2003	March 31, 2002
Sales of services	$1,003,397	$936,613
Cost of services	837,845	777,653

Gross profit	165,552	158,960
Selling, general and administrative expenses	165,162	157,774

Earnings from operations	390	1,186
Interest income, net	122	141

Earnings before income taxes	512	1,327
Income taxes	202	531

Net earnings	$310	$796

Earnings per share:
Basic	$.01	$.02
Diluted	.01	.02
Average shares outstanding (thousands):
Basic	35,548	35,890
Diluted	35,626	36,001
Dividends per share	$.10	$.10

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(In thousands of dollars)

	March 30, 2003	December 29, 2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$72,637	$100,936
Short-term investments	493	599
Accounts receivable, less allowances of $13,155 and $12,533, respectively	593,858	567,517
Prepaid expenses and other current assets	37,298	26,387
Deferred taxes	22,586	23,916

Total current assets	726,872	719,355

PROPERTY AND EQUIPMENT:
Land and buildings	56,990	57,111
Equipment, furniture and leasehold improvements	304,269	295,536
Accumulated depreciation	(162,277)	(150,315)

Total property and equipment	198,982	202,332

NONCURRENT DEFERRED TAXES	21,055	21,065

GOODWILL, NET	81,027	80,260

OTHER ASSETS	48,798	49,121

TOTAL ASSETS	$1,076,734	$1,072,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$24,441	$24,770
Accounts payable	79,194	85,310
Payroll and related taxes	192,021	181,585
Accrued insurance	27,877	27,912
Income and other taxes	45,647	47,617

Total current liabilities	369,180	367,194

NONCURRENT LIABILITIES:
Accrued insurance	45,467	45,540
Accrued retirement benefits	40,689	40,335

Total noncurrent liabilities	86,156	85,875

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,148 at 2003 and 2002	36,619	36,619
Class B common stock, shares issued 3,496,718 at 2003 and 2002	3,497	3,497
Treasury stock, at cost
Class A common stock, 4,502,503 shares at 2003 and 4,567,975 at 2002	(90,334)	(91,648)
Class B common stock, 20,575 shares at 2003 and 18,875 at 2002	(549)	(511)
Paid-in capital	18,285	17,902
Earnings invested in the business	662,514	665,759
Accumulated foreign currency adjustments	(8,634)	(12,554)

Total stockholders’ equity	621,398	619,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,076,734	$1,072,133

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	March 30, 2003	March 31, 2002
Capital Stock
Class A common stock
Balance at beginning of period	$36,619	$36,609
Conversions from Class B	—	—

Balance at end of period	36,619	36,609

Class B common stock
Balance at beginning of period	3,497	3,507
Conversions to Class A	—	—

Balance at end of period	3,497	3,507

Treasury Stock
Class A common stock
Balance at beginning of period	(91,648)	(81,721)
Exercise of stock options, restricted stock awards and other	1,314	1,177
Treasury stock issued for acquisition	—	408

Balance at end of period	(90,334)	(80,136)

Class B common stock
Balance at beginning of period	(511)	(435)
Purchase of treasury stock	(38)	—

Balance at end of period	(549)	(435)

Paid-in Capital
Balance at beginning of period	17,902	17,035
Exercise of stock options, restricted stock awards and other	383	332
Treasury stock issued for acquisition	—	92

Balance at end of period	18,285	17,459

Earnings Invested in the Business
Balance at beginning of period	665,759	661,483
Net earnings	310	796
Dividends	(3,555)	(3,588)

Balance at end of period	662,514	658,691

Accumulated Foreign Currency Adjustments
Balance at beginning of period	(12,554)	(29,323)
Equity adjustment for foreign currency	3,920	(501)

Balance at end of period	(8,634)	(29,824)

Stockholders’ Equity at end of period	$621,398	$605,871

Comprehensive Income
Net earnings	$310	$796
Other comprehensive income—Foreign currency adjustments	3,920	(501)

Comprehensive income	$4,230	$295

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net earnings	$310	$796
Noncash adjustments:
Depreciation and amortization	11,908	9,982
Increase in accounts receivable, net	(22,552)	(472)
Changes in operating assets and liabilities	(4,391)	10,992

Net cash from operating activities	(14,725)	21,298

Cash flows from investing activities:
Capital expenditures	(8,445)	(5,847)
Proceeds from sales and maturities of short-term investments	259	260
Purchases of short-term investments	(153)	(205)
Increase in other assets	(951)	(1,841)

Net cash from investing activities	(9,290)	(7,633)

Cash flows from financing activities:
Decrease in short-term borrowings	(1,034)	(9,237)
Dividend payments	(3,555)	(3,585)
Stock options and other	6	417
Purchase of treasury stock	(38)	—

Net cash from financing activities	(4,621)	(12,405)

Effect of exchange rates on cash and equivalents	337	(105)

Net change in cash and equivalents	(28,299)	1,155
Cash and equivalents at beginning of period	100,936	83,461

Cash and equivalents at end of period	$72,637	$84,616

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2002 (the 2002 consolidated financial statements). Certain prior year amounts have been reclassified to conform with the current presentation.

2. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week periods ended March 30, 2003 and March 31, 2002. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended
	2003	2002
Sales:
U.S. Commercial Staffing	$504,309	$480,672
PTSA	221,659	208,865
International	277,429	247,076

Consolidated Total	$1,003,397	$936,613

Earnings from Operations:
U.S. Commercial Staffing	$24,039	$23,299
PTSA	13,346	11,447
International	(3,157)	(1,195)
Corporate	(33,838)	(32,365)

Consolidated Total	$390	$1,186

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars)

3. Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at March 30, 2003 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at March 30, 2003.

4. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week periods ended March 30, 2003 and March 31, 2002 were as follows:

	13 Weeks Ended
	2003	2002
Net earnings	$310	$796

Determination of shares (thousands):
Weighted average common shares outstanding	35,548	35,890
Effect of dilutive securities:
Stock options	3	29
Restricted and performance awards and other	75	82

Weighted average common shares outstanding—assuming dilution	35,626	36,001

Earnings per share—basic	$.01	$.02
Earnings per share—assuming dilution	$.01	$.02

Stock options representing 2,553,000 and 1,661,000 shares, respectively, for the quarters ended March 30, 2003 and March 31, 2002 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars)

5. Stock-Based Compensation

The Company has a Performance Incentive Plan for key employees and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the 13-week periods ended March 30, 2003 and March 31, 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended
	2003	2002
Net earnings, as reported	$310	$796
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(555)	(545)

Pro forma net earnings (loss)	$(245)	$251

Earnings (loss) per share:
Basic-as reported	$.01	$.02
Basic-pro forma	$(.01)	$.01

Diluted-as reported	$.01	$.02
Diluted-pro forma	$(.01)	$.01

6. Revenue Reclassification

Effective with the first quarter of 2003, the Company changed its method of reporting revenue for Kelly Staff Leasing (“KSL”), a wholly owned subsidiary. KSL is a Professional Employer Organization (“PEO”) and is part of the PTSA segment. Consistent with changing PEO industry practice, KSL changed from the gross method of reporting revenue to the net method under Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” As a result, KSL will no longer include worksite employee payroll costs in sales of services or cost of services. This change does not impact gross profit or net earnings. Sales of services and cost of services have been reclassified for all prior periods for comparability. The effect of this change on prior periods is to reduce sales of services and cost of services for 2002, 2001 and 2000 by $266.5 million, $251.0 million and $236.6 million, respectively. Sales of services and cost of services adjustments for the first, second, third and fourth quarters of 2002 were $63.4 million, $62.1 million, $65.4 million, and $75.6 million, respectively.

7. New Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not have any variable interest entities; therefore FIN 46 will not have a material effect on the Company’s consolidated results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

First Quarter

Sales of services in the first quarter of 2003 were $1.003 billion, an increase of 7.1% from the same period in 2002, as reclassified for the change in Kelly Staff Leasing revenue reporting discussed below. The increase was a result of an increase in hours worked of 4.6% and an increase in average hourly bill rates of 2.1%. Sales for the quarter increased in each of the Company’s three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (PTSA) and International.

Gross profit of $165.6 million was 4.1% higher than the gross profit of $159.0 for the same period of the prior year. The gross profit rate for the first quarter of 2003 averaged 16.5%, a decrease of 0.5 percentage point compared to the 17.0% rate earned for the same period in 2002. The gross profit rates of all three business segments showed decreases in the first quarter of 2003 as compared to last year, in large part due to the impact of higher state unemployment taxes caused by rising unemployment in the U.S.

Selling, general and administrative expenses totaled $165.2 million and increased 4.7% year over year. The increase was primarily due to the effect of currency exchange rates on international expenses, higher depreciation and expenses related to the Company’s information technology programs. Selling, general and administrative expenses expressed as a percentage of sales were 16.5% in the first quarter of 2003, a 0.3 percentage point decrease compared to the 16.8% rate in the first quarter of 2002.

Earnings from operations in the first quarter of 2002 totaled $390 thousand, a 67.1% decrease compared to earnings from operations of $1.2 million reported for the first quarter of 2002.

Net interest income in the first quarter of 2003 was $122 thousand, a $19 thousand decrease compared to last year’s net interest income of $141 thousand. The decrease is primarily attributable to lower interest rates.

The effective income tax rate in the first quarter of 2003 was 39.5%, a 0.5 percentage point improvement compared with last year’s 40.0% rate.

First quarter net earnings totaled $310 thousand, a decrease of 61.1% from net earnings of $796 thousand last year. Diluted earnings per share for the first quarter of 2003 were $.01, a 50.0% decrease as compared to diluted earnings per share of $0.02 for the first quarter of 2002.

US Commercial Staffing

Sales in the U.S. Commercial Staffing segment totaled $504.3 million in the first quarter of 2003, a 4.9% increase compared to the $480.7 million reported for the same period in 2002. This reflected an increase in hours worked of 4.3%, and an increase in average hourly bill rates of 0.6%. The sales increases by month, on a year-over-year basis, were: 6% in January, 3% in February and 5% in March. However, March results include the favorable impact of the Easter holiday falling in the second quarter of 2003, as compared to the first quarter in 2002. Without the favorable Easter impact, March sales results would have been an increase of 3%. The shift in the Easter holiday will negatively impact the second quarter and we remain cautious regarding growth rates for U.S. Commercial Staffing in the second quarter.

U.S. Commercial Staffing sales represented 50% of total Company sales in the first quarter of 2003 and 51% of total Company sales in the first quarter of 2002.

U.S. Commercial Staffing earnings from operations totaled $24.0 million in the first quarter of 2003, an increase of 3.2% compared to earnings of $23.3 million last year. This was the result of the 4.9% increase in sales, partially offset by a 0.5 percentage point decrease in the gross profit rate and a 1.7% increase in expenses. The decline in gross profit rate primarily reflects the impact of higher state unemployment taxes which were not fully recovered through pricing actions. Higher workers’ compensation costs and the impact of changes in customer and service line mix also reduced the gross profit rate. The increase in expenses was due primarily to the impact of the Company’s ongoing deployment of new front office systems. Expenses as a percentage of sales decreased to 10.4% from 10.7%.

Professional, Technical and Staffing Alternatives

Sales in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the first quarter of 2003 totaled $221.7 million, an increase of 6.1% compared to the $208.9 million reported in the first quarter of 2002. The growth is due to an increase in hours worked of 1.2% and an increase in average billing rates of 3.0% for the professional and technical staffing businesses. In addition, revenues in the staffing alternatives businesses, which include staff leasing and management services, increased by 9.1%. PTSA sales represented 22% of total Company sales in the first quarters of both 2003 and 2002.

Effective with the first quarter of 2003, the Company changed its method of reporting revenue for Kelly Staff Leasing (“KSL”), a wholly owned subsidiary. KSL is a Professional Employer Organization (“PEO”) and is part of the PTSA segment. Consistent with changing PEO industry practice, KSL changed from the gross method of reporting revenue to the net method under Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” As a result, KSL will no longer include worksite employee payroll costs in sales of services or cost of services. This change does not impact gross profit or net earnings. Sales of services and cost of services have been reclassified for all prior periods for comparability. The effect of this change on prior periods is to reduce sales of services and cost of services for 2002, 2001 and 2000 by $266.5 million, $251.0 million and $236.6 million, respectively. Sales of services and cost of services adjustments for the first, second, third and fourth quarters of 2002 were $63.4 million, $62.1 million, $65.4 million, and $75.6 million, respectively.

Results continued to vary among the 13 business units that comprise PTSA. Kelly Financial Resources, Kelly IT Resources and Kelly Healthcare exhibited double-digit sales growth for the first quarter of 2003. Kelly Home Care Services continues to experience revenue declines during the first quarter of 2003. Kelly Home Care customers are primarily private-pay, elderly clients. These customers have been impacted by the economic downturn, particularly through lower stock market returns and lower interest rates, which have reduced discretionary income, forcing some customers to reduce the level of home care services. This decrease, however, was consistent with industry trends.

PTSA earnings from operations for the first quarter of 2003 totaled $13.3 million, an increase of 16.6% from the same period in 2002. This was the result of the 6.1% increase in sales and a 3.4% decrease in expenses, partially offset by a 0.6 percentage point decrease in the gross profit rate.

The decrease in the gross profit rate was due primarily to the net effect of changes in business unit mix and the effect of higher state unemployment taxes, which were not fully recovered through pricing actions. The most significant factor impacting the business unit mix was the decline in sales at Kelly Home Care Services which earns a higher than average gross profit rate. The 3.4% decrease in expenses was primarily due to lower salary and bonus costs as a result of reduced staffing levels. The Company did not incur significant termination costs as a result of these staff reductions. Expenses as a percent of sales decreased to 11.8% in the first quarter of 2003 from 12.9% last year.

International

Translated U.S. dollar sales in International for the first quarter of 2003 totaled $277.4 million, a 12.3% increase compared to the $247.1 million reported in the first quarter of 2002. This resulted from an increase in hours worked of 6.0% and an increase in the translated U.S. dollar average hourly bill rates of 6.2%.

During the first quarter of 2003, the U.S. dollar fell in comparison to many foreign currencies, including the Euro and British pound. As a result, Kelly’s U.S. dollar translated sales and expenses were higher than would have otherwise been reported. On a constant currency basis, international revenue was essentially unchanged in the first quarter of 2003, which reflected a small improvement from a 2% constant currency sales decrease in the fourth quarter of 2002. On a constant currency basis, fee-based income declined by 7.4% and average hourly bill rates decreased by 5.4%. The year-over-year decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries such as Mexico, which typically have a lower average bill rate.

The Americas and Asia Pacific regions continue to show solid growth in sales. However, continental Europe and the United Kingdom continue to experience declines in revenue. International sales represented 28% of total Company sales in the first quarter of 2003 and 27% in the first quarter of 2002.

International results were an operating loss of $3.2 million in the first quarter of 2003, compared to a loss of $1.2 million for the same period in 2002. The 12.3% increase in sales was more than offset by a 0.6 percentage point decrease in the gross profit rate and a 12.7% increase in expenses, as measured in U.S. dollars.

The decrease in the gross profit rate is due to reductions in continental Europe and the United Kingdom as well as the effect of lower fee-based income on a constant currency basis. The increase in U.S. dollar reported expenses is due primarily to the effect of currency rates. On a constant currency basis, expenses decreased by 1%.

Financial Condition

Historically, Kelly has financed its operations through cash generated by operating activities and revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $73 million at the end of first quarter 2003, a decrease of $28 million from the $101 million at year-end 2002.

Operating Activities

In the first quarter of 2003, the Company used $15 million in cash from operating activities, as compared to providing $21 million in the first quarter of 2002. The most significant reason for the decrease in cash generated from operations in the first quarter of 2003 versus 2002 was the increase in accounts receivable. The Company used $23 million to fund an increase in accounts receivable balances during the first quarter of 2003. This was due primarily to an increase in global days sales outstanding.

Accounts receivable totaled $594 million at the end of the first quarter of 2003. Global days sales outstanding for the first quarter were 54 days, which is a two-day increase compared to the 52 days in the first quarter of 2002. If the economy recovers in 2003, the Company may experience further growth in revenue, which may require the Company to fund additional increases in accounts receivable.

The Company’s working capital position was $358 million at the end of the first quarter of 2003, an increase of $6 million from the 2002 year end. The current ratio was 2.0 at both the end of the first quarter of 2003 and year-end 2002.

Investing Activities

In the first quarter of 2003, the Company used $9 million on investing activities compared to $8 million in the first quarter of 2002. Capital expenditures for the first quarter of 2003 totaled $8 million as compared with $6 million spent in the first quarter of 2002. Capital expenditures for 2003, which are primarily related to the Company’s information technology programs, are expected to total between $40 and $45 million.

Financing Activities

In the first quarter of 2003, the Company used $5 million in financing activities compared to $12 million in the first quarter of 2002. The decrease was primarily related to lower short-term debt repayments.

Short-term debt totaled $24 million at the end of the first quarter of 2003, compared to $25 million at year-end 2002. All short-term borrowings are foreign currency denominated and reduce the Company’s exposure to foreign exchange fluctuations. At the end of the first quarter of 2003, debt represented less than 4% of total capital.

The Company’s $100 million five-year, unsecured multi-currency revolving credit facility expires in October, 2003. It is the Company’s intention to complete a new unsecured multi-currency revolving credit facility prior to expiration of the existing facility. The Company anticipates no significant change in financial covenants and believes it will have a new credit facility in place before October, 2003.

Contractual Obligations and Commercial Commitments

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

Market Risk-Sensitive Instruments and Positions

Kelly does not hold or invest in derivative contracts. The Company is exposed to foreign currency risk primarily due to its foreign operations and its net investment in these operations. These risks are mitigated by the use of the Company’s multi-currency line of credit. This credit facility is used to borrow in local currencies which mitigates the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar.

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

New Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not have any variable interest entities; therefore FIN 46 will not have a material effect on the Company’s consolidated results of operations or financial position.

Forward-Looking Statements

Certain statements contained in this document are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, material changes in demand from large corporate customers, availability of temporary workers with appropriate skills required by customers, increases in wages paid to temporary workers, liabilities for client and employee actions, foreign currency fluctuations, changes in laws and regulations (including federal, state and international tax laws), the Company’s ability to effectively implement and manage its information technology programs, and the ability of the Company to successfully expand into new markets and service lines. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item I of the Company’s annual report filed on Form 10-K.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION AND SIGNATURE

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	A report on Form 8-K dated March 21, 2003 was filed by the Company in March, 2003. The report was filed under Item 5, Other Events.

A report on Form 8-K dated April 22, 2003 was filed by the Company in April, 2003. The report was filed under Item 9, Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date:  May 6, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ WILLIAM K. GERBER
William K. Gerber Executive Vice President and Chief Financial Officer