Form 10-Q
period 2003-06-29
KELLY SERVICES INC
filed 2003-08-06
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

At July 28, 2003, 32,123,943 shares of Class A and 3,474,943 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Sales of services	$1,059,517	$1,014,841	$2,062,914	$1,951,454
Cost of services	887,113	844,625	1,724,958	1,622,278

Gross profit	172,404	170,216	337,956	329,176
Selling, general and administrative expenses	169,955	163,741	335,117	321,515

Earnings from operations	2,449	6,475	2,839	7,661
Interest income, net	4	82	126	223

Earnings before income taxes	2,453	6,557	2,965	7,884
Income taxes	969	2,622	1,171	3,153

Net earnings	$1,484	$3,935	$1,794	$4,731

Earnings per share:
Basic	$.04	$.11	$.05	$.13
Diluted	.04	.11	.05	.13
Average shares outstanding (thousands):
Basic	35,596	35,977	35,572	35,933
Diluted	35,624	36,252	35,584	36,152
Dividends per share	$.10	$.10	$.20	$.20

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(In thousands of dollars)

	June 29, 2003	December 29, 2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$76,961	$100,936
Short-term investments	518	599
Accounts receivable, less allowances of $13,698 and $12,533, respectively	617,600	567,517
Prepaid expenses and other current assets	34,411	26,387
Deferred taxes	23,407	23,916

Total current assets	752,897	719,355
PROPERTY AND EQUIPMENT:
Land and buildings	57,075	57,111
Equipment, furniture and leasehold improvements	314,883	295,536
Accumulated depreciation	(176,987)	(150,315)

Total property and equipment	194,971	202,332
NONCURRENT DEFERRED TAXES	21,010	21,065
GOODWILL, NET	83,086	80,260
OTHER ASSETS	53,363	49,121

TOTAL ASSETS	$1,105,327	$1,072,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$24,234	$24,770
Accounts payable	76,764	85,310
Payroll and related taxes	205,294	181,585
Accrued insurance	30,219	27,912
Income and other taxes	46,525	47,617

Total current liabilities	383,036	367,194
NONCURRENT LIABILITIES:
Accrued insurance	49,304	45,540
Accrued retirement benefits	44,491	40,335

Total noncurrent liabilities	93,795	85,875
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,148 at 2003 and 2002	36,619	36,619
Class B common stock, shares issued 3,496,718 at 2003 and 2002	3,497	3,497
Treasury stock, at cost
Class A common stock, 4,495,581 shares at 2003 and 4,567,975 at 2002	(90,196)	(91,648)
Class B common stock, 21,775 shares at 2003 and 18,875 at 2002	(578)	(511)
Paid-in capital	18,332	17,902
Earnings invested in the business	660,438	665,759
Accumulated foreign currency adjustments	384	(12,554)

Total stockholders’ equity	628,496	619,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,105,327	$1,072,133

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Capital Stock
Class A common stock
Balance at beginning of period	$36,619	$36,609	$36,619	$36,609
Conversions from Class B	—	8	—	8

Balance at end of period	36,619	36,617	36,619	36,617
Class B common stock
Balance at beginning of period	3,497	3,507	3,497	3,507
Conversions to Class A	—	(8)	—	(8)

Balance at end of period	3,497	3,499	3,497	3,499
Treasury Stock
Class A common stock
Balance at beginning of period	(90,334)	(80,136)	(91,648)	(81,721)
Exercise of stock options, restricted stock awards and other	138	679	1,452	1,856
Treasury stock issued for acquisition	—	—	—	408

Balance at end of period	(90,196)	(79,457)	(90,196)	(79,457)
Class B common stock
Balance at beginning of period	(549)	(435)	(511)	(435)
Purchase of treasury stock	(29)	(19)	(67)	(19)

Balance at end of period	(578)	(454)	(578)	(454)
Paid-in Capital
Balance at beginning of period	18,285	17,459	17,902	17,035
Exercise of stock options, restricted stock awards and other	47	227	430	559
Treasury stock issued for acquisition	—	—	—	92

Balance at end of period	18,332	17,686	18,332	17,686
Earnings Invested in the Business
Balance at beginning of period	662,514	658,691	665,759	661,483
Net earnings	1,484	3,935	1,794	4,731
Dividends	(3,560)	(3,599)	(7,115)	(7,187)

Balance at end of period	660,438	659,027	660,438	659,027
Accumulated Foreign Currency Adjustments
Balance at beginning of period	(8,634)	(29,824)	(12,554)	(29,323)
Equity adjustment for foreign currency	9,018	13,083	12,938	12,582

Balance at end of period	384	(16,741)	384	(16,741)

Stockholders’ Equity at end of period	$628,496	$620,177	$628,496	$620,177

Comprehensive Income
Net earnings	$1,484	$3,935	$1,794	$4,731
Other comprehensive income—Foreign currency adjustments	9,018	13,083	12,938	12,582

Comprehensive Income	$10,502	$17,018	$14,732	$17,313

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	26 Weeks Ended
	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net earnings	$1,794	$4,731
Noncash adjustments:
Depreciation and amortization	24,043	21,079
Increase in accounts receivable, net	(36,350)	(35,603)
Changes in other operating assets and liabilities	11,404	27,361

Net cash from operating activities	891	17,568

Cash flows from investing activities:
Capital expenditures	(15,146)	(14,229)
Proceeds from sales and maturities of short-term investments	385	360
Purchases of short-term investments	(304)	(304)
(Increase) decrease in other assets	(1,808)	1,181

Net cash from investing activities	(16,873)	(12,992)

Cash flows from financing activities:
Decrease in short-term borrowings	(2,667)	(5,916)
Dividend payments	(7,115)	(7,187)
Stock options and other	14	832
Purchase of treasury stock	(67)	(19)

Net cash from financing activities	(9,835)	(12,290)

Effect of exchange rates on cash and equivalents	1,842	1,211

Net change in cash and equivalents	(23,975)	(6,503)
Cash and equivalents at beginning of period	100,936	83,461

Cash and equivalents at end of period	$76,961	$76,958

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

2. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 26-week periods ended June 29, 2003 and June 30, 2002. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended		26 Weeks Ended
	2003	2002	2003	2002
Sales:
U.S. Commercial Staffing	$522,665	$526,561	$1,026,974	$1,007,233
PTSA	223,565	220,044	445,224	428,909
International	313,287	268,236	590,716	515,312

Consolidated Total	$1,059,517	$1,014,841	$2,062,914	$1,951,454

Earnings from Operations:
U.S. Commercial Staffing	$23,103	$27,620	$47,142	$50,919
PTSA	12,769	12,420	26,115	23,917
International	(1,019)	426	(4,176)	(819)
Corporate	(32,404)	(33,991)	(66,242)	(66,356)

Consolidated Total	$2,449	$6,475	$2,839	$7,661

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars)

3. Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at June 29, 2003 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial statements of the Company at June 29, 2003.

4. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 26-week periods ended June 29, 2003 and June 30, 2002 were as follows:

	13 Weeks Ended		26 Weeks Ended
	2003	2002	2003	2002
Net earnings	$1,484	$3,935	$1,794	$4,731

Determination of shares (thousands):
Weighted average common shares outstanding	35,596	35,977	35,572	35,933
Effect of dilutive securities:
Stock options	26	179	9	95
Restricted and performance awards and other	2	96	3	124

Weighted average common shares outstanding—assuming dilution	35,624	36,252	35,584	36,152

Earnings per share—basic	$.04	$.11	$.05	$.13
Earnings per share—assuming dilution	$.04	$.11	$.05	$.13

Stock options representing 2,565,000 and 786,000 shares, respectively, for the quarters ended June 29, 2003 and June 30, 2002 and 2,596,000 and 851,000 shares, respectively, for the six months ended June 29, 2003 and June 30, 2002 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars)

5. Stock-Based Compensation

The Company has a Performance Incentive Plan for key employees and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the 13-week and 26-week periods ended June 29, 2003 and June 30, 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended		26 Weeks Ended
	2003	2002	2003	2002
Net earnings, as reported	$1,484	$3,935	$1,794	$4,731
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(484)	(592)	(1,039)	(1,137)

Pro forma net earnings	$1,000	$3,343	$755	$3,594

Earnings per share:
Basic-as reported	$.04	$.11	$.05	$.13
Basic-pro forma	$.03	$.09	$.02	$.10
Diluted-as reported	$.04	$.11	$.05	$.13
Diluted-pro forma	$.03	$.09	$.02	$.10

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

7. Short-Term Borrowings

In June, 2003, the Company entered into a new $125 million three-year, unsecured multi-currency revolving credit facility to replace its existing $100 million revolving credit facility which was scheduled to expire in October, 2003. The credit facility will be used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under the new facility is 60 basis points over local LIBOR.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars)

8. New Accounting Pronouncements

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments; therefore SFAS 149 will not have a material impact on our consolidated results of operations, cash flows or financial condition.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any financial instruments within its scope.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Second Quarter

Sales of services in the second quarter of 2003 were $1.060 billion, an increase of 4.4% from the same period in 2002. The increase was a result of an increase in hours worked of 1.1% and an increase in average hourly bill rates of 2.8%. Sales for the quarter increased in the Professional, Technical and Staffing Alternatives (PTSA) and International business segments while sales in the U.S. Commercial Staffing business segment declined slightly on a year-over-year basis. During the last year, the U.S. dollar declined in comparison to many foreign currencies, including the Euro and British pound. As a result, Kelly’s U.S. dollar translated sales were higher than would have otherwise been reported. On a constant currency basis second quarter sales increased 0.8% as compared with the prior year. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on second quarter sales:

	Second Quarter Sales
	2003	2002	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$522.7	$526.6	(0.7)%
PTSA	223.6	220.0	1.6
International—Constant Currency	277.1	268.2	3.3

Sales of Services—Constant Currency	1,023.3	1,014.8	0.8
Foreign Currency Impact	36.2	—

Sales of Services	$1,059.5	$1,014.8	4.4%

Gross profit of $172.4 million was 1.3% higher than the gross profit of $170.2 million for the same period of the prior year. The gross profit rate for the second quarter of 2003 averaged 16.3%, a decrease of 0.5 percentage point compared to the 16.8% rate earned for the same period in 2002. The gross profit rates of the U.S. Commercial Staffing and International segments decreased compared to the prior year, while the gross profit rate in PTSA remained constant. The decrease in the gross profit rate was principally due to higher workers’ compensation costs and a decline in fee based income in the International segment.

Selling, general and administrative expenses totaled $170.0 million and increased 3.8% year over year. Selling, general and administrative expenses expressed as a percentage of sales were 16.0% in the second quarter of 2003, a 0.1 percentage point decrease compared to the 16.1% rate in the second quarter of 2002. As measured on a constant currency basis, selling, general and administrative expenses decreased by 0.5%.

Earnings from operations in the second quarter of 2003 totaled $2.4 million, a 62.2% decrease compared to earnings from operations of $6.5 million reported for the second quarter of 2002.

Net interest income in the second quarter of 2003 was $4 thousand, a $78 thousand decrease compared to last year’s net interest income of $82 thousand. The decrease is primarily attributable to lower interest rates.

The effective income tax rate in the second quarter of 2003 was 39.5%, a 0.5 percentage point improvement compared with last year’s 40.0% rate.

Second quarter net earnings totaled $1.5 million, a decrease of 62.3% from net earnings of $3.9 million last year. Diluted earnings per share for the second quarter of 2003 were $0.04, a 63.6% decrease as compared to diluted earnings per share of $0.11 for the second quarter of 2002.

US Commercial Staffing

Sales of services in the U.S. Commercial Staffing segment totaled $522.7 million in the second quarter of 2003, a 0.7% decrease compared to the $526.6 million reported for the same period in 2002. This reflected a decrease in hours worked of 2.4%, partially offset by an increase in average hourly bill rates of 1.7%. On a year-over-year basis, sales increased 1% in April, and decreased 1% in May and 2% in June. April results include the unfavorable impact of the Easter holiday falling in the second quarter of 2003, as compared to the first quarter in 2002. Without the unfavorable Easter impact, April sales results would have increased 2%. The sales growth trend declined in the second quarter, continuing the pattern established in the first quarter. Staffing volume was relatively flat month to month, but reported sales growth was impacted by tougher year-over-year comparisons as the quarter progressed. Management remains cautious regarding growth rates for U.S. Commercial Staffing in the third quarter, noting that the Company has not yet experienced a fundamental improvement in demand.

U.S. Commercial Staffing sales represented 49% of total Company sales in the second quarter of 2003 and 52% of total Company sales in the second quarter of 2002.

U.S. Commercial Staffing earnings from operations totaled $23.1 million in the second quarter of 2003, a decrease of 16.4% compared to earnings of $27.6 million last year. This was the result of the 0.7% decrease in sales and a 0.7 percentage point decrease in the gross profit rate. The decline in the gross profit rate was principally due to higher workers’ compensation costs, combined with changes in both the mix of customers to large corporate and national accounts, and the mix of service lines to those which have a lower-than-average gross profit rate. Higher state unemployment taxes, although largely recovered through pricing actions, also negatively impacted the gross profit rate. Selling, general and administrative expenses were essentially unchanged compared to the prior year and as a percentage of sales were 10.3% in both periods.

Many of the Company’s large corporate and national account customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with the Company’s small and medium size customers. The Company’s strategy is focused on serving and growing these large corporate national accounts. As customer mix shifts to large corporate and national accounts, the Company’s average gross margins tend to decrease. The Company expects this trend to continue over the balance of 2003.

Professional, Technical and Staffing Alternatives

Sales of services in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the second quarter of 2003 totaled $223.6 million, an increase of 1.6% compared to the $220.0 million reported in the second quarter of 2002. The growth is due to an increase in average billing rates of 2.2% offset by a decrease in hours worked of 3.4% for the professional and technical staffing businesses. In addition, revenues in the staffing alternatives businesses, which include staff leasing and management services, increased by 13.2%. PTSA sales represented 21% of total Company sales in the second quarter of 2003 and 22% in 2002.

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

Results continued to vary among the 13 business units that comprise PTSA. Kelly Financial Resources and HRfirst exhibited double-digit sales growth for the second quarter of 2003. Staffing demand softened somewhat in Kelly Scientific, as the pharmaceutical industry, in particular, reduced its temporary workforce due to general economic factors. Kelly Home Care Services continued to experience revenue declines during the second quarter of 2003. Kelly Home Care customers are primarily private-pay, elderly clients. These customers have been impacted by the economic downturn, particularly through lower stock market returns and lower interest rates, which have reduced discretionary income, forcing some customers to reduce the level of home care services. This decrease, however, was consistent with industry trends.

PTSA earnings from operations for the second quarter of 2003 totaled $12.8 million, an increase of 2.8% from the same period in 2002. This was the result of the 1.6% increase in sales and a consistent gross profit rate, partially offset by a 1.8% increase in selling, general and administrative expenses. Selling, general and administrative expenses as a percent of sales were 12.2% in both the second quarter of 2003 and 2002.

International

Translated U.S. dollar sales in International for the second quarter of 2003 totaled $313.3 million, a 16.8% increase compared to the $268.2 million reported in the second quarter of 2002. This resulted from an increase in hours worked of 8.5% and an increase in the translated U.S. dollar average hourly bill rates of 8.2%.

On a constant currency basis, sales increased by 3.3% and average hourly bill rates decreased by 4.4%. The 3.3% constant currency increase in sales reflected an improvement from the first quarter, when the year-over-year constant currency sales were essentially unchanged. The 4.4% year-over-year decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries such as Mexico, which typically have a lower average bill rate.

The Americas and Asia Pacific regions continue to show solid growth in sales. Sales in the United Kingdom turned positive during the second quarter, while sales in continental Europe improved slightly, but remained negative as compared with the prior year. International sales represented 30% of total Company sales in the second quarter of 2003 and 26% in the second quarter of 2002.

International results were an operating loss of $1.0 million in the second quarter of 2003, compared to earnings of $426 thousand for the same period in 2002. The 16.8% increase in sales was more than offset by a 0.8 percentage point decrease in the gross profit rate and a 15.0% increase in expenses, as measured in U.S. dollars.

The decline in the International gross profit rate is due to decreases in the United Kingdom and Asia Pacific regions, as well as the effect of lower fee-based income on a constant currency basis. The increase in U.S. dollar reported expenses is due primarily to the effect of currency rates. On a constant currency basis, second quarter expenses increased by 0.7% as compared to the prior year.

Results of Operations

Year-to-Date

Sales of services totaled $2.063 billion during the first six months of 2003, an increase of 5.7% from the same period in 2002. The increase was a result of an increase in hours worked of 2.8% and an increase in average hourly bill rates of 2.5%. Sales increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. On a constant currency basis, sales of services increased by 2.3%. The table below summarizes the impact of foreign exchange adjustments on sales for the first half of 2003:

	June Year-to-Date Sales
	2003	2002	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$1,027.0	$1,007.2	2.0%
PTSA	445.2	428.9	3.8
International—Constant Currency	524.3	515.3	1.7

Sales of Services—Constant Currency	1,996.5	1,951.5	2.3
Foreign Currency Impact	66.4	—

Sales of Services	$2,062.9	$1,951.5	5.7%

Gross profit of $338.0 million was 2.7% higher than the first six months of 2002. Gross profit as a percentage of sales was 16.4% in 2003, which decreased 0.5 percentage point compared to the 16.9% rate recorded in the prior year. This reflected decreases in the gross profit rates of all three business segments. The decrease in the gross profit rate was due to higher workers’ compensation costs, higher state unemployment taxes and a decline in fee based income in the International segment.

Selling, general and administrative expenses of $335.1 million were 4.2% higher than last year. Selling, general and administrative expenses expressed as a percentage of sales were 16.2% in the first six months of 2003, a 0.3 percentage point decrease compared to the 16.5% rate in the first six months of 2002. As measured on a constant currency basis, selling, general and administrative expenses were essentially unchanged.

Earnings from operations were $2.8 million in the first six months of 2003, a 62.9% decrease compared to earnings from operations of $7.7 million for the first six months of 2002.

Net interest income for the first six months of 2003 was $126 thousand, a decrease of $97 thousand compared to last year’s net interest income of $223 thousand. The decrease is primarily attributable to the impact of lower interest rates.

The effective income tax rate for the first half of 2003 was 39.5%, a 0.5 percentage point improvement compared with last year’s 40.0% rate.

Net earnings were $1.8 million, or a 62.1% decrease compared to the first six months of 2002. Basic and diluted earnings per share were $0.05, a decrease of 61.5% as compared to basic and diluted earnings per share of $0.13 in the first six months of 2002.

U.S. Commercial Staffing

Sales of services in the U.S. Commercial Staffing segment totaled $1.027 billion for the first six months of 2003, a 2.0% increase compared to the $1.007 billion reported for the same period in 2002. This reflected a 0.8% increase in hours worked and a 1.2% increase in average hourly bill rates. U.S. Commercial Staffing sales represented 50% of total Company sales for the first half of 2003 and 52% for the first half of 2002.

U.S. Commercial Staffing earnings from operations totaled $47.1 million for the first six months of 2003 compared to earnings of $50.9 million last year, a decrease of 7.4%. The 2.0% increase in sales partially offset a 0.6 percentage point decrease in the gross profit rate and a 0.8% increase in selling, general and administrative expenses, to produce the 7.4% earnings decline. The decrease in the gross profit rate reflected the impact of higher workers’ compensation costs and the impact of changes in both customer and service line mix. Higher state unemployment taxes, although partially recovered through pricing actions, also negatively impacted the gross profit rate. Selling, general and administrative expenses were essentially unchanged compared to the prior year, and as a percentage of sales were 10.4% for the first six months of 2003 and 10.5% for the first six months of 2002.

Professional, Technical and Staffing Alternatives

Sales of services in the PTSA segment for the first six months of 2003 totaled $445.2 million, an increase of 3.8% compared to the $428.9 million reported for the first six months of 2002. This reflected a 2.6% increase in average hourly bill rates, partially offset by a 1.2% decrease in hours worked in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include the staff leasing and management services business units, increased by 11.2% compared to the first six months of 2002. PTSA sales represented 21% of total Company sales for the first half of 2003 and 22% for the first half of 2002.

For the first six months of 2002, Kelly Financial Resources continued to be a leading performer, exhibiting double digit sales growth as compared to the same period in 2002. Kelly Healthcare, Kelly Staff Leasing, Kelly Information Technology Resources, Kelly Management Services, Kelly Automotive Services Group and Kelly Law Registry also maintained positive sales growth. However, two large PTSA units, Kelly Scientific Resources and Kelly Home Care, experienced revenue declines during the first six months of 2003 as compared to the first six months of 2002. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for the first half of 2003 totaled $26.1 million and increased 9.2% from the same period in 2002. This was the result of the 3.8% increase in sales and a 0.7% decrease in expenses, partially offset by a 0.2 percentage point decrease in the gross profit rate.

International

Translated U.S. dollar sales in International for the first six months of 2003 totaled $590.7 million, a 14.6% increase compared to the $515.3 million reported in the first six months of 2002. This resulted from an increase in hours worked of 7.2% and a 7.3% increase in the translated U.S. dollar average hourly bill rates. International sales represented 29% of total Company sales in the first half of 2003 and 26% in the first half of 2002.

On a constant currency basis, sales increased by 1.7% and average hourly bill rates decreased by 4.8%. The year-over-year decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries such as Mexico, which typically have a lower average bill rate.

International results were a loss of $4.2 million for the first six months of 2003 compared to a loss of $819 thousand for the same period in 2002. The 14.6% increase in sales was more than offset by a 0.6 percentage point decrease in the gross profit rate and a 13.8% increase in expenses, as measured in U.S. dollars.

The decrease in the International gross profit rate is due to rate decreases in the United Kingdom, as well as the effect of lower fee-based income on a constant currency basis. The increase in U.S. dollar reported expenses is due primarily to the effect of currency rates. On a constant currency basis, expenses decreased by 0.2%.

Financial Condition

Historically, Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $77 million at the end of second quarter 2003, a decrease of $24 million from the $101 million at year-end 2002.

Operating Activities

In the first half of 2003, the Company generated $891 thousand in cash in its operating activities, as compared to $18 million in the first half of 2002. The most significant reason for the decrease in cash generated from operations was that accrued liabilities, primarily payroll and related taxes, grew at a slower rate in 2003 versus 2002.

Accounts receivable totaled $618 million at the end of the first half of 2003. Global days sales outstanding at the end of the second quarter of 2003 were 53 days, which is consistent with the prior year. If the economy recovers in 2003, the Company could experience further growth in revenue, which may require the Company to fund additional increases in accounts receivable.

The Company’s working capital position was $370 million at the end of the first half of 2003, an increase of $18 million from year-end 2002. The current ratio was 2.0 at both the end of the first half of 2003 and at year-end 2002.

Investing Activities

In the first six months of 2003, the Company used $17 million for investing activities compared to $13 million in the first six months of 2002. Capital expenditures for the first six months of 2003 totaled $15 million, as compared with $14 million spent in the first six months of 2002. Capital expenditures for 2003, which are primarily related to the Company’s information technology programs, are expected to total between $35 and $40 million.

Financing Activities

In the first six months of 2003, the Company used $10 million in financing activities, compared to $12 million in the first six months of 2002. The decrease was primarily related to lower short-term debt repayments.

Short-term debt totaled $24 million at the end of the first half of 2003, compared to $25 million at year-end 2002. All short-term borrowings are foreign currency denominated and reduce the Company’s exposure to foreign exchange fluctuations. At the end of the first half of 2003, debt represented less than 4% of total capital.

In June, 2003, the Company entered into a new $125 million three-year, unsecured multi-currency revolving credit facility to replace its existing $100 million revolving credit facility which was scheduled to expire in October, 2003. The credit facility will be used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under the new facility is 60 basis points over local LIBOR.

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

Market Risk-Sensitive Instruments and Positions

Kelly does not hold or invest in derivative contracts. The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries, which conduct business in their local currencies. These risks are mitigated by the use of the Company’s multi-currency line of credit. This credit facility is used to borrow in local currencies, which mitigates the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar.

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

New Accounting Pronouncements

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments; therefore SFAS 149 will not have a material impact on our consolidated results of operations, cash flows or financial condition.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any financial instruments within its scope.

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

Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURE

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of registrant was held April 29, 2003.

(b)	The nominees for directors, as listed in the Company’s proxy statement dated March 26, 2003, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c)	A brief description and the results of the matters voted upon at the meeting follow.

(1)	Election of M.A. Fay as director:

	Shares voted “For”	3,425,673
	Shares voted “Withhold”	1,685

(2)	Election of C.V. Fricke as director:

	Shares voted “For”	3,424,603
	Shares voted “Withhold”	2,755

(3)	Election of V. G. Istock as director:

	Shares voted “For”	3,425,674
	Shares voted “Withhold”	1,684

(4)	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors:

	Shares voted “For”	3,426,224
	Shares voted “Against”	64
	Shares abstained from voting	1,070

(5)	Proposal to approve standards for performance-based, annual incentive award criteria for certain executive officers under the Company’s Short-Term Incentive Plan:

	Shares voted “For”	3,408,601
	Shares voted “Against”	18,379
	Shares abstained from voting	378

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 21 of this filing.

(b)	A report on Form 8-K dated July 22, 2003 was filed by the Company in July, 2003. The report was filed under Item 9, Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 6, 2003

/s/    WILLIAM K. GERBER

William K. Gerber

Executive Vice President and

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description

3	By-Laws

10.1	Short-Term Incentive Plan

10.2	Loan Agreement dated as of June 24, 2003

31.1	Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2	Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.