Form 10-Q
period 2003-09-28
KELLY SERVICES INC
filed 2003-10-30
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 28, 2003

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

  Yes  ☒  No  ☐

At October 23, 2003, 31,192,351 shares of Class A and 3,473,343 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Sales of services	$1,097,268	$1,057,290	$3,160,182	$3,008,744
Cost of services	924,661	875,028	2,649,619	2,497,306

Gross profit	172,607	182,262	510,563	511,438
Selling, general and administrative expenses	169,898	171,547	505,015	493,062

Earnings from operations	2,709	10,715	5,548	18,376
Interest (expense) income, net	(84)	35	42	258

Earnings before income taxes	2,625	10,750	5,590	18,634
Income taxes	1,121	4,245	2,292	7,398

Net earnings	$1,504	$6,505	$3,298	$11,236

Earnings per share:
Basic	$.04	$.18	$.09	$.31
Diluted	.04	.18	.09	.31
Average shares outstanding (thousands):
Basic	35,321	35,508	35,488	35,792
Diluted	35,490	35,603	35,549	35,968
Dividends per share	$.10	$.10	$.30	$.30

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(In thousands of dollars)

	September 28, 2003	December 29, 2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$60,838	$100,936
Short-term investments	508	599
Accounts receivable, less allowances of $14,541 and $12,533, respectively	637,850	567,517
Prepaid expenses and other current assets	30,478	26,387
Deferred taxes	22,355	23,916

Total current assets	752,029	719,355
PROPERTY AND EQUIPMENT:
Land and buildings	57,143	57,111
Equipment, furniture and leasehold improvements	319,714	295,536
Accumulated depreciation	(188,881)	(150,315)

Total property and equipment	187,976	202,332
NONCURRENT DEFERRED TAXES	20,909	21,065
GOODWILL, NET	82,989	80,260
OTHER ASSETS	53,407	49,121

TOTAL ASSETS	$1,097,310	$1,072,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$32,665	$24,770
Accounts payable	84,991	85,310
Payroll and related taxes	204,337	181,585
Accrued insurance	31,676	27,912
Income and other taxes	46,265	47,617

Total current liabilities	399,934	367,194
NONCURRENT LIABILITIES:
Accrued insurance	51,683	45,540
Accrued retirement benefits	43,962	40,335

Total noncurrent liabilities	95,645	85,875
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,148 at 2003 and 2002	36,619	36,619
Class B common stock, shares issued 3,496,718 at 2003 and 2002	3,497	3,497
Treasury stock, at cost
Class A common stock, 5,474,197 shares at 2003 and 4,567,975 at 2002	(115,797)	(91,648)
Class B common stock, 23,175 shares at 2003 and 18,875 at 2002	(615)	(511)
Paid-in capital	18,404	17,902
Earnings invested in the business	658,381	665,759
Accumulated foreign currency adjustments	1,242	(12,554)

Total stockholders’ equity	601,731	619,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,097,310	$1,072,133

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		39 Weeks Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Capital Stock
Class A common stock
Balance at beginning of period	$36,619	$36,617	$36,619	$36,609
Conversions from Class B	—	2	—	10

Balance at end of period	36,619	36,619	36,619	36,619
Class B common stock
Balance at beginning of period	3,497	3,499	3,497	3,507
Conversions to Class A	—	(2)	—	(10)

Balance at end of period	3,497	3,497	3,497	3,497
Treasury Stock
Class A common stock
Balance at beginning of period	(90,196)	(79,457)	(91,648)	(81,721)
Exercise of stock options, restricted stock awards and other	436	321	1,888	2,177
Treasury stock issued for acquisition	—	424	—	832
Purchase of treasury stock	(26,037)	(13,140)	(26,037)	(13,140)

Balance at end of period	(115,797)	(91,852)	(115,797)	(91,852)
Class B common stock
Balance at beginning of period	(578)	(454)	(511)	(435)
Purchase of treasury stock	(37)	(18)	(104)	(37)

Balance at end of period	(615)	(472)	(615)	(472)
Paid-in Capital
Balance at beginning of period	18,332	17,686	17,902	17,035
Exercise of stock options, restricted stock awards and other	72	111	502	670
Treasury stock issued for acquisition	—	76	—	168

Balance at end of period	18,404	17,873	18,404	17,873
Earnings Invested in the Business
Balance at beginning of period	660,438	659,027	665,759	661,483
Net earnings	1,504	6,505	3,298	11,236
Dividends	(3,561)	(3,552)	(10,676)	(10,739)

Balance at end of period	658,381	661,980	658,381	661,980
Accumulated Foreign Currency Adjustments
Balance at beginning of period	384	(16,741)	(12,554)	(29,323)
Equity adjustment for foreign currency	858	(1,583)	13,796	10,999

Balance at end of period	1,242	(18,324)	1,242	(18,324)

Stockholders’ Equity at end of period	$601,731	$609,321	$601,731	$609,321

Comprehensive Income
Net earnings	$1,504	$6,505	$3,298	$11,236
Other comprehensive income—Foreign currency adjustments	858	(1,583)	13,796	10,999

Comprehensive Income	$2,362	$4,922	$17,094	$22,235

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	39 Weeks Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net earnings	$3,298	$11,236
Noncash adjustments:
Depreciation and amortization	36,092	33,281
Increase in accounts receivable, net	(63,572)	(39,368)
Changes in other operating assets and liabilities	35,868	37,696

Net cash from operating activities	11,686	42,845

Cash flows from investing activities:
Capital expenditures	(20,154)	(20,027)
Proceeds from sales and maturities of short-term investments	544	620
Purchases of short-term investments	(453)	(4,290)
(Increase) decrease in other assets	(2,282)	6,705

Net cash from investing activities	(22,345)	(16,992)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	5,562	(7,718)
Dividend payments	(10,676)	(10,739)
Stock options and other	177	842
Purchase of treasury stock	(26,141)	(13,177)

Net cash from financing activities	(31,078)	(30,792)

Effect of exchange rates on cash and equivalents	1,639	1,841

Net change in cash and equivalents	(40,098)	(3,098)
Cash and equivalents at beginning of period	100,936	83,461

Cash and equivalents at end of period	$60,838	$80,363

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

2. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported sales and earnings from operations of the Company for the 13-week and 39-week periods ended September 28, 2003 and September 29, 2002. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended		39 Weeks Ended
	2003	2002	2003	2002
Sales:
U.S. Commercial Staffing	$535,345	$549,904	$1,562,319	$1,557,137
PTSA	221,221	221,999	666,445	650,908
International	340,702	285,387	931,418	800,699

Consolidated Total	$1,097,268	$1,057,290	$3,160,182	$3,008,744

Earnings from Operations:
U.S. Commercial Staffing	$22,729	$33,319	$69,871	$84,238
PTSA	11,472	13,300	38,101	37,243
International	1,621	3,066	(2,555)	2,247
Corporate	(33,113)	(38,970)	(99,869)	(105,352)

Consolidated Total	$2,709	$10,715	$5,548	$18,376

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars)

3. Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at September 28, 2003 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at September 28, 2003.

4. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 39-week periods ended September 28, 2003 and September 29, 2002 were as follows:

	13 Weeks Ended		39 Weeks Ended
	2003	2002	2003	2002
Net earnings	$1,504	$6,505	$3,298	$11,236

Determination of shares (thousands):
Weighted average common shares outstanding	35,321	35,508	35,488	35,792
Effect of dilutive securities:
Stock options	105	22	27	63
Restricted and performance awards and other	64	73	34	113

Weighted average common shares outstanding—assuming dilution	35,490	35,603	35,549	35,968

Earnings per share—basic	$.04	$.18	$.09	$.31
Earnings per share—assuming dilution	$.04	$.18	$.09	$.31

Stock options representing 1,159,000 and 2,128,000 shares, respectively, for the quarters ended September 28, 2003 and September 29, 2002 and 2,604,000 and 1,248,000 shares, respectively, for the nine months ended September 28, 2003 and September 29, 2002 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars)

5. Stock-Based Compensation

The Company has a Performance Incentive Plan for key employees and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the 13-week and 39-week periods ended September 28, 2003 and September 29, 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended		39 Weeks Ended
	2003	2002	2003	2002
Net earnings, as reported	$1,504	$6,505	$3,298	$11,236
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(525)	(600)	(1,564)	(1,737)

Pro forma net earnings	$979	$5,905	$1,734	$9,499

Earnings per share:
Basic-as reported	$.04	$.18	$.09	$.31
Basic-pro forma	$.03	$.17	$.05	$.27
Diluted-as reported	$.04	$.18	$.09	$.31
Diluted-pro forma	$.03	$.17	$.05	$.26

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars)

8. Capitalization

In September 2003, the Company repurchased 1,000,000 shares of Class A common stock in a negotiated transaction from the William R. Kelly Trust. The total value of the share repurchase was $26.0 million, or $26.04 per share, representing a 2.7% discount to the closing market price of Kelly Class A common stock on the business day prior to the purchase. In July 2002, the Company repurchased 500,000 shares of Class A common stock from the William R. Kelly Trust. The total value of the share repurchase was $13.1 million, or $26.28 per share, representing a 2.7% discount to the closing market price of Kelly Class A common stock on the business day prior to the purchase.

9. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not have any variable interest entities; therefore FIN 46 will not have a material effect on the Company’s consolidated results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any financial instruments within its scope.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Third Quarter

Sales of services in the third quarter of 2003 were $1.097 billion, an increase of 3.8% from the same period in 2002. This was the result of an increase in hours worked of 3.2% and an increase in average hourly bill rates of 0.4%. Sales for the quarter increased in the International business segment while sales in the U.S. Commercial Staffing and Professional, Technical and Staffing Alternatives (PTSA) business segments decreased on a year-over-year basis. During the past year, the U.S. dollar declined in comparison to many foreign currencies, including the euro and British pound. As a result, Kelly’s U.S. dollar translated sales were higher than would have otherwise been reported. On a constant currency basis, third quarter sales increased 1.3% as compared with the prior year. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on third quarter sales:

	Third Quarter Sales
	2003	2002	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$535.3	$549.9	(2.6)%
PTSA	221.2	222.0	(0.4)
International—Constant Currency	314.3	285.4	10.1

Sales of Services—Constant Currency	1,070.8	1,057.3	1.3
Foreign Currency Impact	26.4	—

Sales of Services	$1,097.3	$1,057.3	3.8%

Gross profit of $172.6 million was 5.3% lower than the gross profit of $182.3 million for the same period of the prior year. The gross profit rate for the third quarter of 2003 was 15.7%, a decrease of 1.5 percentage points compared to the 17.2% rate earned for the same period in 2002. The gross profit rates of each of the business segments decreased compared to the prior year. The decrease in the gross profit rate was principally due to higher workers’ compensation costs in the United States. During the third quarter, the Company revised its estimate of the cost of outstanding workers compensation claims and, accordingly, recorded additional expense of $6.4 million. Higher state unemployment taxes, to the extent not recovered through pricing actions, and a decline in fee based income in the International segment also negatively impacted the gross profit rate.

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

Selling, general and administrative expenses totaled $169.9 million, a decrease of 1.0% year over year. Selling, general and administrative expenses expressed as a percentage of sales were 15.5% in the third quarter of 2003, a 0.7 percentage point decrease compared to the 16.2% rate in the third quarter of 2002. As measured on a constant currency basis, selling, general and administrative expenses decreased by 3.6%. The constant currency decrease in selling, general and administrative expenses is due primarily to lower incentive-based compensation and retirement program costs, as well as improved bad debt performance. In addition, the third quarter of 2002 included additional expenses related to the Company’s information technology programs and a loss related to the Company’s equity investment in itiliti, an internet-based vendor management software provider.

Earnings from operations in the third quarter of 2003 totaled $2.7 million, a 74.7% decrease compared to earnings from operations of $10.7 million reported for the third quarter of 2002.

Net interest expense in the third quarter of 2003 was $84 thousand compared to last year’s net interest income of $35 thousand. The change is primarily attributable to lower interest rates earned on cash balances.

The effective income tax rate in the third quarter of 2003 was 42.7%, a small increase from last year’s rate of 39.5% for the third quarter. The net increase is attributable to valuation allowances established for certain international tax loss carryforwards, partially offset by favorable settlement of various state and international tax audits. The Company expects to utilize a 41.0% effective rate in the fourth quarter of 2003.

Third quarter net earnings totaled $1.5 million, a decrease of 76.9% from net earnings of $6.5 million last year. Diluted earnings per share for the third quarter of 2003 were $0.04, a 77.8% decrease as compared to diluted earnings per share of $0.18 for the third quarter of 2002.

US Commercial Staffing

Sales of services in the U.S. Commercial Staffing segment totaled $535.3 million in the third quarter of 2003, a 2.6% decrease compared to the $549.9 million reported for the same period in 2002. This reflected a decrease in hours worked of 3.5%, partially offset by an increase in average hourly bill rates of 0.9%. On a year-over-year basis, sales were flat in July, and decreased 5% in August and 3% in September. Staffing volume showed strong sequential increases beginning in mid-August and continuing into September, but was impacted by tougher year-over-year comparisons, because the seasonal ramp-up began earlier in the quarter last year. Management is moderately optimistic regarding growth rates for U.S. Commercial Staffing in the fourth quarter, noting that the Company has experienced positive year-over-year growth in hours and sales in early October.

U.S. Commercial Staffing sales represented 49% of total Company sales in the third quarter of 2003 and 52% of total Company sales in the third quarter of 2002.

U.S. Commercial Staffing earnings from operations totaled $22.7 million in the third quarter of 2003, a decrease of 31.8% compared to earnings of $33.3 million last year. This was the result of the 2.6% decrease in sales and a 2.1 percentage point decrease in the gross profit rate, partially offset by a 5.1% decrease in expenses. The decline in the gross profit rate was principally due to higher workers’ compensation costs. As noted above, the Company revised its estimate of the cost of outstanding workers compensation claims and, accordingly, recorded additional expense in the third quarter. Of the total $6.4 million, $4.6 million was charged to U.S. Commercial Staffing. Higher state unemployment taxes, to the extent not recovered through pricing actions and, to a lesser extent, shifts in customer and service line mix to lower gross profit business also negatively impacted the segment gross profit rate.

Many of the Company’s large corporate and national account customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with the Company’s small and medium size customers. The Company’s strategy is focused on serving and growing large national and local accounts. As customer mix shifts to larger accounts, the Company’s average gross margins tend to decrease. The Company expects this trend to continue over the balance of 2003.

The Company has also experienced a shift in its mix of business from the office/clerical to light industrial service lines. Because light industrial business typically generates lower gross profit rates than office/clerical staffing, this mix shift has also tended to reduce the Company’s average gross profit rates. The Company believes this shift in business mix is, in large part, related to the current economic environment and expects this shift in business mix to reverse as the economy recovers.

The decrease in selling, general and administrative expenses was due primarily to lower field bonus costs, improved bad debt performance and decreases in the cost of retirement programs in part offset by the impact of the Company’s ongoing deployment of new front office systems. Selling, general and administrative expenses as a percentage of sales were 9.8% in the third quarter of 2003 and 10.0% in the third quarter of 2002.

Professional, Technical and Staffing Alternatives

Sales of services in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the third quarter of 2003 totaled $221.2 million, a decrease of 0.4% compared to the $222.0 million reported in the third quarter of 2002. This reflected a decrease in hours worked of 3.8%, partially offset by an increase in average billing rates of 1.5% for the professional and technical staffing businesses. In addition, revenues in the staffing alternatives businesses, which include staff leasing and management services, increased by 3.6%. PTSA sales represented 20% of total Company sales in the third quarter of 2003 and 21% in the third quarter of 2002.

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

Results continued to vary among the 13 business units that comprise PTSA. Kelly Financial Resources and Kelly Law Registry exhibited double-digit sales growth for the third quarter of 2003. Staffing demand softened somewhat in Kelly Scientific as the pharmaceutical industry, in particular, reduced its temporary workforce due to general economic factors. Kelly Home Care Services continued to experience revenue declines during the third quarter of 2003. Kelly Home Care customers are primarily private-pay, elderly clients. These customers have been impacted by the economic downturn, particularly through lower stock market returns and lower interest rates which have reduced discretionary income, forcing some customers to reduce the level of home care services. This decrease, however, was consistent with industry trends.

PTSA earnings from operations for the third quarter of 2003 totaled $11.5 million, a decrease of 13.7% from the same period in 2002. This was the result of a slight decrease in sales, a 0.7 percentage point decrease in the gross profit rate and a 0.3% increase in selling, general and administrative expenses. The decrease in the gross profit rate was primarily due to higher workers’ compensation costs. PTSA was also impacted by higher workers’ compensation expense during the quarter, primarily due to Kelly Staff Leasing. PTSA’s share of the total $6.4 million additional charge for workers compensation was $1.8 million. Selling, general and administrative expenses as a percent of sales were 12.4% in both the third quarters of 2003 and 2002.

International

Translated U.S. dollar sales in International for the third quarter of 2003 totaled $340.7 million, a 19.4% increase compared to the $285.4 million reported in the third quarter of 2002. This resulted from an increase in hours worked of 16.3% and an increase in the translated U.S. dollar average hourly bill rates of 3.0%. International sales represented 31% of total Company sales in the third quarter of 2003 and 27% in the third quarter of 2002.

On a constant currency basis, sales increased by 10.1% and average hourly bill rates decreased by 5.0%. The 5.0% year-over-year decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries which typically have a lower bill rate. The 10.1% constant currency increase in sales reflected strong improvement from the second quarter, when the year-over-year constant currency sales were up 3.3%.

Same currency sales growth was positive in all regions. The Americas increased by 11% and Asia Pacific increased by 12%. Sales in the United Kingdom accelerated significantly during the third quarter and were up 12%. Sales in continental Europe continued to improve, and turned positive for the first time this year, with an increase of 8%.

International earnings from operations for the third quarter totaled $1.6 million, a decrease of 47.1% from earnings of $3.1 million for the same period in 2002. The 19.4% increase in sales was more than offset by a 1.4 percentage point decrease in the gross profit rate and a 14.0% increase in expenses, as measured in U.S. dollars.

The decline in the International gross profit rate is due to decreases in the United Kingdom and continental Europe regions, as well as the effect of lower fee-based income. The increase in U.S. dollar reported expenses is due primarily to the effect of currency rates. On a constant currency basis, third quarter expenses increased by 4.8% as compared to the prior year.

Results of Operations

Year-to-Date

Sales of services totaled $3.160 billion during the first nine months of 2003, an increase of 5.0% from the same period in 2002. This was the result of an increase in hours worked of 3.0% and an increase in average hourly bill rates of 1.7%. Sales increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. On a constant currency basis, sales of services increased by 1.9%. The table below summarizes the impact of foreign exchange adjustments on sales for the first nine months of 2003:

	2003	2002	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$1,562.3	$1,557.1	0.3%
PTSA	666.4	650.9	2.4
International—Constant Currency	838.5	800.7	4.7

Sales of Services—Constant Currency	3,067.3	3,008.7	1.9
Foreign Currency Impact	92.9	—

Sales of Services	$3,160.2	$3,008.7	5.0%

Gross profit of $510.6 million was 0.2% lower than the first nine months of 2002. Gross profit as a percentage of sales was 16.2% in 2003, which decreased 0.8 percentage point compared to the 17.0% rate recorded in the prior year. This reflected decreases in the gross profit rates of all three business segments. The decrease in the gross profit rate was due to higher workers’ compensation costs, higher state unemployment taxes to the extent not recovered through pricing actions, and a decline in fee based income in the International segment. During the third quarter, the Company revised its estimate of the cost of outstanding workers compensation claims and, accordingly, recorded additional expense of $6.4 million.

Selling, general and administrative expenses of $505.0 million were 2.4% higher than last year. Selling, general and administrative expenses expressed as a percentage of sales were 16.0% in the first nine months of 2003, a 0.4 percentage point decrease compared to the 16.4% rate in the first nine months of 2002. As measured on a constant currency basis, selling, general and administrative expenses decreased 1.2%.

Earnings from operations were $5.5 million in the first nine months of 2003, a 69.8% decrease compared to earnings from operations of $18.4 million for the first nine months of 2002.

Net interest income for the first nine months of 2003 was $42 thousand, a decrease of $216 thousand compared to last year’s net interest income of $258 thousand. The decrease is primarily attributable to the impact of lower interest rates earned on cash and investment balances.

The effective income tax rate for the first nine months of 2003 was 41.0%, as compared to last year’s 39.7% rate.

Net earnings were $3.3 million, or a 70.6% decrease compared to the first nine months of 2002. Basic and diluted earnings per share were $0.09, a decrease of 71.0% as compared to basic and diluted earnings per share of $0.31 in the first nine months of 2002.

U.S. Commercial Staffing

Sales of services in the U.S. Commercial Staffing segment totaled $1.562 billion for the first nine months of 2003, a 0.3% increase compared to the $1.557 billion reported for the same period in 2002. This reflected a 1.1% increase in average hourly bill rates, partially offset by a 0.8% decrease in hours worked. U.S. Commercial Staffing sales represented 49% of total Company sales for the first nine months of 2003 and 52% for the first nine months of 2002.

U.S. Commercial Staffing earnings from operations totaled $69.9 million for the first nine months of 2003 compared to earnings of $84.2 million last year, a decrease of 17.1%. The decrease in earnings from operations was primarily attributable to a 1.1 percentage point decrease in the gross profit rate, which reflected the impact of higher workers’ compensation costs. As noted above, the Company revised its estimate of the cost of outstanding workers compensation claims and, accordingly, recorded additional expense in the third quarter. Of the total $6.4 million, $4.6 million was charged to U.S. Commercial Staffing. Higher state unemployment taxes, to the extent not recovered through pricing actions and, to a lesser extent, shifts in customer and service line mix to lower gross profit business also negatively impacted the segment gross profit rate. Selling, general and administrative expenses decreased 1.2% as compared to the prior year and, as a percentage of sales, were 10.2% for the first nine months of 2003 and 10.3% for the first nine months of 2002.

Professional, Technical and Staffing Alternatives

Sales of services in the PTSA segment for the first nine months of 2003 totaled $666.4 million, an increase of 2.4% compared to the $650.9 million reported for the first nine months of 2002. This reflected a 2.2% increase in average hourly bill rates, partially offset by a 2.1% decrease in hours worked in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include the staff leasing and management services business units, increased by 8.6% compared to the first nine months of 2002. PTSA sales represented 21% of total Company sales for the first nine months of 2003 and 22% for the first nine months of 2002.

For the first nine months of 2003, Kelly Financial Resources continued to be a leading performer, exhibiting double digit sales growth as compared to the same period in 2002. Kelly Healthcare, Kelly Staff Leasing, Kelly Information Technology Resources, Kelly Management Services, Kelly Automotive Services Group and Kelly Law Registry also maintained positive sales growth. However, three large PTSA units, Kelly Scientific Resources, Kelly Home Care and Kelly Engineering Resources, experienced revenue declines during the first nine months of 2003 as compared to the first nine months of 2002. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for the first nine months of 2003 totaled $38.1 million and increased 2.3% from the same period in 2002. This was the result of the 2.4% increase in sales and a 1.0% decrease in expenses, partially offset by a 0.4 percentage point decrease in the gross profit rate. The decrease in the gross profit rate was primarily the result of higher workers’ compensation costs. PTSA was also impacted by higher workers’ compensation expense during the year-to-date period, primarily due to Kelly Staff Leasing. PTSA’s share of the total $6.4 million additional charge for workers’ compensation was $1.8 million. Selling, general and administrative expenses as a percent of sales were 12.1% for the first nine months of 2003 and 12.5% for the first nine months of 2002.

International

Translated U.S. dollar sales in the International segment for the first nine months of 2003 totaled $931.4 million, a 16.3% increase compared to the $800.7 million reported in the first nine months of 2002. This resulted from an increase in hours worked of 10.4% and a 5.7% increase in the translated U.S. dollar average hourly bill rates. International sales represented 29% of total Company sales in the first nine months of 2003 and 27% in the first nine months of 2002.

On a constant currency basis, sales increased by 4.7% and average hourly bill rates decreased by 4.8%. The year-over-year decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries which typically have a lower bill rate.

International results were a loss of $2.6 million for the first nine months of 2003 compared to earnings of $2.2 million for the same period in 2002. The 16.3% increase in sales was more than offset by a 1.0 percentage point decrease in the gross profit rate and a 13.9% increase in expenses, as measured in U.S. dollars.

The decrease in the International gross profit rate is due to rate decreases in the United Kingdom, as well as the effect of lower fee-based income on a constant currency basis. The increase in U.S. dollar reported expenses is due primarily to the effect of currency rates. On a constant currency basis, expenses increased by 1.5%.

Financial Condition

Historically, Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $61 million at the end of third quarter 2003, a decrease of $40 million from the $101 million at year-end 2002. As further described below, the Company generated $12 million of cash from operating activities and used $22 million of cash in investing activities and $31 million in financing activities.

Operating Activities

In the first nine months of 2003, the Company generated $12 million in cash in its operating activities, as compared to $43 million in the first nine months of 2002. The most significant reason for the decrease in cash generated from operations was that accounts receivable grew at a faster rate in 2003 versus 2002.

Accounts receivable totaled $638 million at the end of the third quarter of 2003. Global days sales outstanding at the end of the third quarter of 2003 were 53 days, which is an increase of two days as compared with end of the third quarter in the prior year. If the economy recovers in 2003, the Company could experience further growth in revenue, which may require the Company to fund additional increases in accounts receivable.

The Company’s working capital position was $352 million at the end of the third quarter of 2003, essentially unchanged from year-end 2002. The current ratio was 1.9 at the end of the third quarter of 2003 and 2.0 at year-end 2002.

Investing Activities

In the first nine months of 2003, the Company used $22 million for investing activities compared to $17 million in the first nine months of 2002. Capital expenditures for the first nine months of both 2003 and 2002 totaled $20 million. Capital expenditures for 2003, which are primarily related to the Company’s information technology programs, are expected to total between $28 and $30 million.

Financing Activities

In the first nine months of both 2003 and 2002, the Company used $31 million in financing activities. In 2003, the Company used $26 million to repurchase stock as compared to $13 million in 2002. However, this was offset by additional short-term borrowings of $6 million in 2003, as compared to repayments of $8 million in 2002.

Short-term debt totaled $33 million at the end of the third quarter of 2003, compared to $25 million at year-end 2002. All short-term borrowings are foreign currency denominated and reduce the Company’s exposure to foreign exchange fluctuations. At the end of the first nine months of 2003, debt represented approximately 5% of total capital.

In September 2003, the Company repurchased 1,000,000 shares of Class A common stock in a negotiated transaction from the William R. Kelly Trust. The total value of the share repurchase was $26.0 million. In July 2002, the Company repurchased 500,000 shares of Class A common stock from the William R. Kelly Trust. The total value of the share repurchase was $13.1 million. These repurchase transactions were reflected in the Company’s third quarter financial statements for 2003 and 2002.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not have any variable interest entities; therefore FIN 46 will not have a material effect on the Company’s consolidated results of operations or financial position.

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

PART II. OTHER INFORMATION AND SIGNATURE

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 21 of this filing.

(b)	A report on Form 8-K dated September 3, 2003 was filed by the Company in September, 2003. The report was filed under Item 5, Other Events.

A report on Form 8-K dated October 21, 2003 was filed by the Company in October, 2003. The report was filed under Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: October 30, 2003	/s/ William K. Gerber
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