Form 10-K
period 2003-12-28
KELLY SERVICES INC
filed 2004-02-18
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $488,390,236.

Registrant had 31,381,082 shares of Class A and 3,472,598 of Class B common stock, par value $1.00, outstanding as of February 6, 2004.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2004 Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated: February 18, 2004

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History and Development of Business

Kelly Services, Inc. (“Kelly” or the “Company”), a successor to the business established by William R. Kelly in 1946, was incorporated under the laws of Delaware on August 27, 1952. Founded as a temporary staffing company, we have been engaged in providing staffing services to customers in a variety of industries throughout our 57-year history.

Kelly operates 2,500 company-owned offices, both stand-alone and customer on-site, in 26 countries throughout the world. Each office provides a specific mix of services from one or more of our divisions and subsidiaries, according to market demand. We serve a cross-section of customers from industry, commerce, government and various professions. Our clients include some of the largest corporations in the world and successful niche businesses.

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

Over the years, Kelly has developed a number of specialized staffing services in response to our changing global markets, new economies, and advances in workplace technology. We have also designed many assessment, training, placement and evaluation systems that ensure Kelly’s temporary staff meet the needs of our diverse client base.

We are headquartered in Troy, Michigan, U.S.A.

Geographic Breadth of Services

We provide temporary staffing services to a diversified group of customers through offices located in major cities throughout North America (the U.S., Canada, Puerto Rico and Mexico); Europe (Belgium, Denmark, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Russia, Spain, Sweden, Switzerland and the United Kingdom); and the Asia-Pacific region (Australia, Hong Kong, India, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand).

Description of Business Segments

Kelly’s operations are divided into three principal business segments: U.S. Commercial Staffing; Professional, Technical and Staffing Alternatives (PTSA); and International.

U.S. Commercial Staffing

Kelly’s U.S. Commercial Staffing segment includes: Kelly Office Services, offering trained employees who work in word processing and data entry, and as administrative support staff; KellyConnect, providing staff for call centers, technical support hotlines and telemarketing units; Kelly Educational Staffing, the first nationwide program supplying qualified substitute teachers; Kelly Merchandising Services, including support staff for seminars, sales and trade shows; Kelly Electronic Assembly Services, providing technicians to serve the automotive, aerospace and pharmaceutical industries; Kelly Light Industrial Services, placing staff experienced in facilities management, materials handling and more; KellySelect, a temporary-to-fulltime service that gives customers and temporary staff an opportunity to try out and evaluate before making a fulltime employment decision; and KellyDirect, a permanent placement service delivery process used across all business units in the U.S.

Professional, Technical and Staffing Alternatives (PTSA)

Our PTSA segment is comprised of the Professional and Technical Staffing group and the Staffing Alternatives group. Professional and Technical Staffing consists of a number of industry-specific services including: Kelly Scientific Resources, providing entry-level to Ph.D. employees to fill positions requiring expertise in biology, chemistry, geology, biochemistry and physics; Kelly Healthcare Resources, providing a variety of professionals to work in hospitals, ambulatory care centers, HMOs and other health insurance companies; Kelly Home Care Services, supplying families with nurses, home health aides and caregivers; Kelly Financial Resources, serving the needs of corporate finance departments, accounting firms and financial institutions with professional and support personnel; Kelly Law Registry, placing attorneys and paralegals at more than 1,400 major corporations and law firms across the country; Kelly IT Resources, providing information technology specialists, website developers and other support staff; Kelly Automotive Services Group, supporting the auto industry since 1946, this segment places staff at all levels—from engineers to systems analysts; Kelly Engineering Resources, supplying chemical, electrical, mechanical, aerospace and petrochemical engineers to industries around the world; and Kelly FedSecure, placing professionals across all skills in jobs requiring security clearances, primarily to government contractors.

Our Staffing Alternatives group includes: Kelly Staff Leasing, which allows customers to transfer the benefits and payroll administration of employees to us; Kelly Management Services, our outsourcing business that provides operational management of entire departments or business functions; Kelly Vendor Management Solutions, supplying clients with an array of suppliers who provide professional, technical or commercial staffing; HRfirst, a recruitment consulting business; and Kelly HR Consulting, helping clients with strategic staffing, training, compensation and benefits.

International

In addition to providing commercial, professional and technical staffing, our International segment meets the specific needs of global customers with these programs: KellyAssess, providing personnel assessment techniques for selection, promotion and performance management; Kelly MultiHire, our recruiting and human resources services and KellyConnect, our global call center service.

Financial information regarding Kelly’s industry segments is included in Part II, Item 8 of this filing.

Business Strategy

Kelly’s temporary staffing services are designed to help our customers meet a variety of human resource needs in a flexible, efficient, cost-effective manner. Typically, customers turn to Kelly to staff up during peak workloads caused by predictable factors such as inventories, special projects or vacations; and non-predictable periods resulting from illness, emergency or rapidly changing economic conditions.

Our services offer customers a number of advantages. Because we handle advertising, screening, interviewing, testing and training, clients are spared considerable expense. And, because customers pay an hourly rate based on the hours of service of a specific employee, record keeping and overhead are eliminated.

Business Operations

Service Marks

Kelly owns numerous service marks that are registered with the United States Patent and Trademark Office, the European Union Community Trademark Office and numerous individual country trademark offices.

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

Customers

We are not dependent on any single customer, or a limited segment of customers. Our largest single customer accounted for approximately 6% of the total sales in 2003.

Government Contracts

Although Kelly conducts business under various government contracts, that portion of our business is not significant.

Competition

The worldwide temporary staffing services industry is very competitive and highly fragmented, with limited barriers for entry into the market. Kelly is considered to be a pioneer in the staffing industry and is one of the largest global suppliers of staffing services, competing in global, national, regional and local markets.

In the United States, approximately 100 national competitors operate; and more than 20,000 smaller organizations compete in varying degrees at local levels. Several similar companies—global, national, and local—compete in foreign markets. In 2003, Kelly’s largest competitors were Adecco, S.A., Manpower, Inc., Randstad Holding N.V., Vedior N.V., Spherion Corporation and CDI Corporation.

Key factors that influence success in our industry include geographic coverage, breadth of service, quality of service and price.

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

Environmental Concerns

Because we are involved in a service business, Kelly is not materially impacted by federal, state or local laws that regulate the discharge of materials into the environment.

Employees

We employ approximately 1,300 people at our corporate headquarters in Troy, Michigan, and approximately 6,600 staff at company-owned branch offices throughout the world. In 2003, we placed nearly 700,000 temporary employees.

Although our services may be provided in customer’s facilities, Kelly remains the employer of our temporary employees, with responsibility for their assignment and reassignment. As an employer, Kelly is therefore responsible for paying Social Security, Medicare and disability taxes, workers’ compensation, unemployment compensation taxes and their equivalents outside the United States, as well as administering employee payroll deductions for Social Security, Medicare and income taxes.

Foreign Operations

For information regarding sales, earnings from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in the Segment Disclosures note to our consolidated financial statements, presented in Part II, Item 8 of this report.

Risk Factors

Highly Competitive Markets

The worldwide staffing services market is highly competitive with limited barriers to entry. Kelly competes in global, national, regional and local markets with full-service and specialized temporary staffing companies. In addition to Kelly, several competitors, including Adecco, Manpower, Randstad, Vedior, Spherion and CDI have very substantial marketing and financial resources. Price competition in the staffing industry is significant, particularly for the provision of office clerical and light industrial personnel, and pricing pressures from competitors and customers are increasing. Kelly expects that the level of competition will remain high in the future, which could limit Kelly’s ability to maintain or increase its market share or profitability.

Fluctuations in General Economic Conditions

Demand for staffing services is significantly affected by the general level of economic activity and unemployment in the United States and foreign countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their use of temporary employees before laying off full-time employees. In addition, Kelly may experience more competitive pricing pressure during such periods of economic downturn. Therefore, any significant economic downturn could have a material adverse impact on Kelly’s profitability.

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

Liabilities for Client and Employee Actions

Temporary staffing services providers employ and assign people generally in the workplace of other businesses. Attendant risks of such activities include possible claims of discrimination and harassment, employment of illegal aliens, violations of wage and hour requirements and errors and omissions of its temporary employees, particularly for the actions of professionals (e.g., attorneys, accountants and scientists). Misuse of client proprietary information, misappropriation of funds, other criminal activity and other similar claims are also attendant risks.

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

Concentration of Ownership

Terence E. Adderley, our Chairman and Chief Executive Officer, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 92.5% of our outstanding Class B common stock, our only class of stock entitled to voting rights. Mr. Adderley is therefore able to exercise voting control of the Company with respect to matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

ITEM 2. PROPERTIES.

Kelly Services owns its headquarters in Troy, Michigan, where corporate, subsidiary and divisional offices are currently located. We purchased the original headquarters building in 1977 and have expanded our operations into additional buildings purchased in 1991, 1997 and 2001.

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

There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Kelly’s stock is traded on the NASDAQ National Market System (NMS). The high and low selling prices for the Class A common stock and Class B common stock as quoted by the National Association of Securities Dealers, Inc. and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003
Class A common
High	$25.64	$25.90	$27.26	$29.70	$29.70
Low	19.01	21.31	23.30	24.20	19.01

Class B common
High	26.41	26.35	27.49	29.63	29.63
Low	19.68	21.87	24.04	25.75	19.68

Dividends	.10	.10	.10	.10	.40

2002
Class A common
High	$28.68	$29.50	$27.37	$25.75	$29.50
Low	21.33	23.60	19.80	17.86	17.86

Class B common
High	27.00	28.78	27.89	26.99	28.78
Low	21.00	23.50	20.50	18.90	18.90

Dividends	.10	.10	.10	.10	.40

The number of holders of record and individual participants of the Class A and Class B common stock of the Company were 5,330 and 548, respectively, as of February 6, 2004.

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

(In millions except per share amounts)	2003	2002	2001	2000	1999	1998 (1)
Revenue from services (2)	$4,325.2	$4,056.9	$4,005.9	$4,250.7	$4,076.3	$3,882.0
Earnings before taxes (3)	8.7	30.8	27.6	145.3	143.7	143.6
Net earnings	5.1	18.6	16.5	87.2	85.1	84.7

Per share data:
Basic earnings per share	0.14	0.52	0.46	2.44	2.37	2.24
Diluted earnings per share	0.14	0.52	0.46	2.43	2.36	2.23

Dividends per share
Classes A and B common	0.40	0.40	0.85	0.99	0.95	0.91

Working capital	374.4	352.2	322.0	336.2	344.7	346.8
Total assets	1,137.7	1,072.1	1,039.4	1,089.6	1,033.7	964.2

(1)	Fiscal year included 53 weeks.
(2)	As discussed in Note 1 to the financial statements, beginning in 2003, the Company changed its method of reporting revenue for its Kelly Staff Leasing subsidiary. As a result, KSL worksite employee payroll costs were excluded from both revenue from services and cost of services, with no impact on gross profit or net earnings. Revenue from services and cost of services were reclassified for all prior periods for comparability. The effect of this change was to reduce revenue from services and cost of services as follows: $266.5 million in 2002, $251.0 million in 2001, $236.6 million in 2000, $192.8 million in 1999 and $210.2 million in 1998.
(3)	As discussed in Note 4 to the financial statements, the Company eliminated goodwill amortization beginning in 2002. Goodwill amortization included in earnings before taxes was $2.7 million in 2001, $2.0 million in 2000, $1.8 million in 1999 and $1.5 million in 1998, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We view 2003 as a transitional year for the economy and the staffing industry. The first half of the year was marked by sporadic economic improvement and a weak labor market. It wasn’t until late in the year that global economic conditions began to improve and signaled a sustainable job-creating recovery. Concurrent with this, the demand for temporary staffing also began to show real strength. In 2003, our revenues increased to $4.325 billion. This was a new record and was almost $75 million above the previous record set in the year 2000.

While sales recovered strongly, earnings declined to less than 10% of their pre-recession levels. This was anticipated by management and reflected in our quarterly guidance last year. As we have previously stated, we are committed to exceeding our historic earnings levels. Clearly, recessions aren’t good for the staffing industry, so we welcome this recovery.

Historically, during the early stages of a recovery, companies are uncertain if the improvement in their business will continue. Rather than hiring full-time employees, they tend to add temporary staff. Typically, during this early period of the recovery, our sales grow at an accelerated rate. When companies become confident that the recovery is “for real” they will begin adding to their permanent workforce. At that point, our sales continue to increase but at a more normal rate. It is also at this time that we would expect to see temporary-to-permanent conversions fees and placement fees begin to accelerate.

Another historic expectation when coming out of a recession is a significant increase in workers’ compensation costs and state unemployment taxes. The increases we experienced in 2003 and the anticipated increases in state unemployment taxes for 2004 have been particularly large. However, these increases should have only a short-term effect on our earnings.

The staffing industry has always been difficult to forecast. The duration and strength of economic recoveries will vary which, in turn, impacts our growth rates. Also, during the last decade, we have seen many fundamental changes in the business, which may also affect growth rates. For example:

•	Temporaries are a larger part of the workforce. Over the last decade, temporary employees in the U.S., as a percent of the workforce, grew from 1.3% to 2.3%. Since the recession began, that percentage has declined back to 1.8% but we expect it to rebound quickly.

•	There has been more widespread acceptance and growth of the professional and technical staffing areas.

•	Recruitment fees have become more important as more companies use temporary-to-permanent as a preferred hiring model.

•	In the case of Kelly, our mix of businesses and geographic coverage are very different than they were ten years ago.

The pattern of recovery for our industry is yet to be determined and comparisons to the past may be of limited use. However, in any event, we believe the future should be very positive for Kelly Services.

Results of Operations

2003 versus 2002

Revenue from services for 2003 totaled $4.325 billion, an increase of 6.6% from the same period in the prior year. This was the result of an increase in hours worked of 4.3% and an increase in average hourly bill rates of 1.9%. Revenue from services increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. During the past year, the U.S. dollar declined in comparison to many foreign currencies, including the euro and British pound. As a result, Kelly’s U.S. dollar translated revenue from services was higher than would have otherwise been reported. On a constant currency basis, 2003 revenue from services increased 3.3% as compared with the prior year. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2003:

	Revenue from Services
	2003	2002	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$2,131.5	$2,104.6	1.3%
PTSA	895.0	870.4	2.8
International—Constant Currency	1,164.8	1,082.0	7.7

Revenue from Services—Constant Currency	4,191.4	4,056.9	3.3
Foreign Currency Impact	133.8	—

Revenue from Services	$4,325.2	$4,056.9	6.6%

Gross profit of $696.6 million was 0.6% higher than 2002. Gross profit as a percentage of revenues was 16.1% in 2003, which decreased 1.0 percentage point compared to the 17.1% rate recorded in the prior year. This reflected decreases in the gross profit rates of all three business segments. The decrease in the gross profit rate was primarily due to higher workers’ compensation costs and, to the extent not recovered through pricing actions, higher payroll taxes.

During 2003, primarily as a result of higher than expected medical inflation rates, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, recorded additional expense of $11.7 million. Workers’ compensation costs, excluding the impact of the revision of the estimate of outstanding claims, are expected to remain at the current level for 2004. Payroll taxes, which included a favorable resolution related to federal payroll tax claims, are expected to increase as a result of continuing increases in state unemployment taxes. Kelly is attempting to recover these additional costs by re-pricing customer contracts.

Selling, general and administrative expenses of $687.9 million were 3.9% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenues were 15.9% in 2003, a 0.4 percentage point decrease compared to the 16.3% rate in 2002. As measured on a constant currency basis, selling, general and administrative expenses increased 0.1% compared to the prior year. Higher marketing expenses and costs associated with the implementation of Kelly StaffNet, the Company’s new branch automation system, have been offset by lower incentive-based compensation and retirement program costs. In addition, 2002 expenses included additional costs related to the Company’s information technology programs and a loss related to the Company’s equity investment in itiliti, an internet-based vendor management software provider.

Net interest expense for 2003 was $77 thousand, compared to net interest income of $362 thousand in 2002. The change is primarily attributable to lower cash balances and lower interest rates earned on the cash balances.

Earnings before taxes were $8.7 million, a decrease of 71.8% from 2002. Earnings before taxes averaged 0.2% of revenues in 2003 and 0.8% of revenues in 2002. The effective income tax rate for 2003 was 41.0%, a small increase from last year’s rate of 39.6%. The net increase is attributable to valuation allowances established for certain international tax loss carryforwards, partially offset by the favorable settlement of prior years’ tax audits. The Company expects its effective tax rate to average approximately 40.0% in 2004.

Net earnings were $5.1 million, or a 72.5% decrease compared to 2002. Basic and diluted earnings per share were $0.14, a decrease of 73.1% as compared to basic and diluted earnings per share of $0.52 in 2002.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $2.132 billion in 2003, a 1.3% increase compared to the $2.105 billion reported for the same period in 2002. This reflected a 0.5% increase in hours worked and a 0.8% increase in average hourly bill rates. Year-over-year revenue comparisons were: up 4.9% in the first quarter, down 0.7% in the second quarter, down 2.6% in the third quarter and up 4.0% in the fourth quarter. Year- over-year revenue growth strengthened month by month over the course of the fourth quarter.

U.S. Commercial Staffing revenue from services represented 49% of total Company revenue from services for 2003 and 52% for 2002.

U.S. Commercial Staffing earnings from operations totaled $92.9 million for 2003 compared to earnings of $118.7 million last year, a decrease of 21.7%. The decrease in earnings from operations was primarily attributable to a 1.4 percentage point decrease in the gross profit rate partially offset by the 1.3% increase in revenue. The decrease in the gross profit rate was primarily the result of higher workers’ compensation costs. As noted above, the Company revised its estimate of the cost of outstanding workers compensation claims and, accordingly, recorded additional expense in 2003. Of the total $11.7 million additional workers’ compensation expense, $9.7 million was charged to U.S. Commercial Staffing. Higher state unemployment taxes, to the extent not recovered through pricing actions and, to a lesser extent, shifts in customer and service line mix to lower gross profit business also reduced the segment gross profit rate.

Many of the Company’s large corporate and national account customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with the Company’s small and medium size customers. The Company’s strategy is focused on serving and growing these large corporate national accounts. As customer mix shifts to large corporate and national accounts, the Company’s average gross margins tend to decrease. The Company expects this trend to continue in 2004.

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

Selling, general and administrative expenses increased by 0.8% as compared to the prior year and, as a percentage of revenues, were 10.1% for both 2003 and 2002. The increase in selling, general and administrative expenses was due primarily to the impact of the Company’s ongoing deployment of new front office systems in part offset by lower field bonus costs and decreases in the cost of retirement programs.

Professional, Technical and Staffing Alternatives

Revenue from services in the PTSA segment for 2003 totaled $895.0 million, an increase of 2.8% compared to the $870.4 million reported in 2002. This reflected a 2.2% increase in average hourly bill rates, partially offset by a 1.6% decrease in hours worked in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include staff leasing, management services, HRfirst and vendor management services, increased by 9.8% compared to 2002. PTSA revenues from services represented 21% of total Company revenues in both 2003 and 2002.

Effective with the first quarter of 2003, the Company changed its method of reporting revenue for Kelly Staff Leasing (“KSL”), a wholly owned subsidiary. KSL is a Professional Employer Organization (“PEO”) and is part of the PTSA segment. Consistent with changing PEO industry practice, KSL changed from the gross method of reporting revenue to the net method under Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” As a result, KSL no longer included worksite employee payroll costs in revenue from services or cost of services. This change did not impact gross profit or net earnings. Revenue from services and cost of services have been reclassified for all prior periods for comparability. The effect of this change on prior periods was to reduce revenue from services and cost of services for 2002 and 2001 by $266.5 million and $251.0 million, respectively. Revenue from services and cost of services adjustments for the first, second, third and fourth quarters of 2002 were $63.4 million, $62.1 million, $65.4 million, and $75.6 million, respectively.

Results varied among the 14 business units that comprise PTSA. During 2003, Kelly Financial Resources, Kelly Law Registry, Kelly HR First, Kelly Management Services and Kelly Vendor Management all exhibited double digit sales growth as compared to 2002. Kelly Healthcare, Kelly Staff Leasing, Kelly Information Technology Resources and Kelly Automotive Services Group also maintained positive revenue growth. However, three large PTSA units, Kelly Scientific Resources, Kelly Home Care and Kelly Engineering Resources, experienced revenue declines during 2003 as compared to the prior year. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for 2003 totaled $53.0 million and increased 4.0% from the same period in 2002. This was the result of the 2.8% increase in revenue from services partially offset by a 0.2 percentage point decrease in the gross profit rate and a 0.8% increase in expenses. The decrease in the gross profit rate was primarily the result of higher workers’ compensation costs. PTSA was also impacted by higher workers’ compensation expense, primarily due to Kelly Staff Leasing. PTSA’s share of the total $11.7 million additional charge for workers’ compensation was $2.0 million. Selling, general and administrative expenses as a percent of revenues were 12.2% for 2003 and 12.5% for 2002.

International

Translated U.S. dollar revenue from services in the International segment for 2003 totaled $1.299 billion, a 20.0% increase compared to the $1.082 billion reported for 2002. This resulted from an increase in hours worked of 12.3% and a 7.2% increase in the translated U.S. dollar average hourly bill rates. International revenue from services represented 30% of total Company revenues in 2003 and 27% in 2002.

On a constant currency basis, revenue from services increased 7.7% and average hourly bill rates decreased 3.9%. The year-over-year decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries such as Mexico, Russia and Malaysia, which typically have a lower average bill rate.

The strong improvements realized in revenue were caused by both a general economic recovery in most countries, and Kelly’s particular focus on sales growth. Fourth quarter sales growth was positive in all regions: UK/Ireland, the Americas, Asia-Pacific and continental Europe.

In our U.K./Ireland operations, sales accelerated significantly during the second half of the year and revenues for the fourth quarter increased 30% year over year. The UK economy is now beginning to experience signs of a turnaround. The increase in revenue is primarily due to new staffing accounts added throughout the year. In addition, our fee-based recruiting businesses showed encouraging signs of improvement during the fourth quarter with year-over-year growth of 20%.

During the fourth quarter, consistent with the third quarter, revenue grew by 11% in the Americas as compared with 2002. However, unlike the third quarter where growth was primarily fueled by Mexico, the fourth quarter saw stronger revenue growth in Canada and Puerto Rico as well.

The Asia-Pacific growth was generated by our operations in Australia, New Zealand, Singapore, and Malaysia. After experiencing strong revenue growth in the third quarter, revenue grew by 21% year over year in the fourth quarter.

We also saw encouraging year-over-year revenue growth in continental Europe during the second half of the year. Revenue in continental Europe turned positive in the third quarter and increased nearly 10% in the fourth quarter. The majority of the countries in which we operate, such as Spain, Russia, Norway, Luxembourg and Holland, experienced solid revenue increases, while Germany continued to post revenue declines. Although our temporary staffing business is recovering in continental Europe, our fee-based income continues to lag, as our recruiting business has been hit the hardest in this region. As economic conditions continue to improve, we expect fee-based income to begin to recover.

International reported a loss of $1.0 million for 2003, compared to earnings of $4.9 million for 2002. The 20.0% increase in revenue from services was more than offset by a 1.2 percentage point decrease in the gross profit rate and a 15.7% increase in expenses, as measured in U.S. dollars. International results continued to improve as the year progressed. The segment recorded a loss of $3.2 million in the first quarter, a loss of $1.0 million in the second quarter and income of $1.6 million in each of the third and fourth quarters.

The decrease in the International gross profit rate is due to rate decreases in the United Kingdom and France, as well as the effect of lower fee-based income on a constant currency basis. The increase in U.S. dollar reported expenses is due primarily to the effect of currency rates. On a constant currency basis, expenses increased by 3.0%.

Results of Operations

2002 versus 2001

Revenue from services for 2002 totaled $4.057 billion, an increase of 1.3% compared to the $4.006 billion reported in 2001. The increase was primarily the result of an increase in average hourly bill rates of 1.4%. Hours worked were essentially unchanged year over year. Revenue increases in the U.S. Commercial Staffing and Professional, Technical and Staffing Alternatives (PTSA) segments were partially offset by a slight revenue decrease in the International segment. On a constant currency basis, revenues for 2002 increased 0.4% as compared to 2001. The table below summarizes the impact of foreign exchange adjustments on 2002 revenue from services:

	Revenue from Services
	2002	2001	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$2,104.6	$2,094.8	0.5%
PTSA	870.4	824.1	5.6
International—Constant Currency	1,045.2	1,087.0	(3.8)

Revenue from Services—Constant Currency	4,020.2	4,005.9	0.4
Foreign Currency Impact	36.8	—

Revenue from Services	$4,056.9	$4,005.9	1.3%

Gross profit of $692.7 million was 0.7% lower than the gross profit of $697.9 million in 2001. Gross profit as a percentage of revenues was 17.1% in 2002, a decrease of 0.3 percentage point compared to the 17.4% rate recorded in 2001. Gross profit rates of the PTSA and International segments declined while U.S. Commercial Staffing remained relatively unchanged. The decline in gross profit rates was due primarily to a continuing shift in the mix of customers to large corporate and national accounts and a decline in recruitment fee income.

Selling, general and administrative expenses of $662.3 million were 1.1% lower than 2001. The expense rate improved to 16.3% of revenues in 2002 as compared to 16.7% in 2001. The decrease was due primarily to staff reductions and lower telecommunication and recruiting costs, which were the result of expense reduction initiatives the Company implemented during 2001, and the elimination of goodwill amortization (see discussion to follow in “Critical Accounting Estimates”).

The staff reductions in both field operations and headquarters units generated savings of approximately $6 million in 2002 as compared with 2001. The Company did not incur significant termination costs as a result of these staff reductions. The majority of the staff reductions took place during the second and third quarters of 2001. These savings were partially offset by field and headquarters bonus payments, which increased due to the Company’s improved performance, the effect of currency rates on international expenses and increased depreciation expense as a result of the Company’s ongoing deployment of information technology programs.

Earnings from operations in 2002 totaled $30.4 million, an 8.7% increase compared to the $28.0 million reported for 2001. The increase in earnings from operations was the result of many factors discussed above, including the elimination of goodwill amortization of $2.7 million. Earnings were 0.7% of sales for both 2002 and 2001.

Net interest income for 2002 was $362 thousand, a $743 thousand improvement compared to net interest expense of $381 thousand in 2001. The improvement is primarily attributable to higher cash balances and lower short-term debt levels, offset by the impact of lower interest rates.

Earnings before taxes were $30.8 million, an increase of 11.5% from 2001. Earnings before taxes averaged 0.8% of revenues in 2002 and 0.7% of revenues in 2001. The effective income tax rate in 2002 was 39.6%, a 0.4 percentage point improvement compared with the 40.0% rate in 2001. The decrease in the overall income tax rate was the result of several factors including the favorable settlement of prior years’ tax audits, offset by an increase in valuation reserves related to the Company’s ability to utilize foreign net operating loss carryforwards.

Net earnings were $18.6 million in 2002, a 12.2% increase compared to the $16.5 million earned in 2001. Basic and diluted earnings per share were $0.52, an increase of 13.0% as compared to basic and diluted earnings per share of $0.46 in 2001.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment, which represented 52% of total Company revenues in 2002 and 2001, totaled $2.105 billion in 2002, a 0.5% increase compared to the $2.095 billion reported for 2001. The increase was primarily the result of an increase in average hourly bill rates of 0.6%, offset by a 0.1% decrease in hours worked. Year-over-year revenue comparisons were: down 12.3% in the first quarter, flat in the second quarter, up 6.7% in the third quarter and up 8.9% in the fourth quarter. Revenue trends were relatively stable month by month over the course of the fourth quarter in 2002.

U.S. Commercial Staffing earnings totaled $118.7 million, an increase of 3.5% in 2002, as a result of the 0.5% revenue increase, relatively stable gross profit rates and a 1.8% decrease in expenses. The gross profit rate averaged 15.8% in both 2002 and 2001. Improvements in benefit costs were offset by the impact of an ongoing shift in mix of revenues to larger corporate and national accounts. Year-over-year gross profit rate comparisons for U.S. Commercial Staffing were down in the first and second quarters and up in the third and fourth quarters. The increase in gross profit rate in the second half of 2002 reflected improvement in benefits costs relative to last year and increased fee-based income in the fourth quarter.

U.S. Commercial Staffing expenses were tightly controlled and decreased 1.8% year-over-year primarily due to staff reductions and lower recruiting costs, partially offset by higher field bonus payouts and the impact of the Company’s ongoing deployment of new front office systems.

Professional, Technical and Staffing Alternatives

Revenue from services in the PTSA segment totaled $870.4 million, an increase of 5.6% compared to the $824.1 million reported in 2001. The growth is due to an increase in average hourly bill rates of 4.8%, partially offset by a decrease in hours worked of 0.1% in the professional and technical businesses. In addition, there was an increase in revenues of 11.9% in the staffing alternatives businesses. PTSA revenue from services represented 21% of total Company revenues in 2002 and 2001.

During 2002, Kelly Healthcare Resources and Kelly Financial Resources continued to be the leading performers, exhibiting revenue growth of over 25% as compared to 2001. Kelly Staff Leasing, Kelly Engineering Resources, Kelly IT Resources, Kelly Management Services and Kelly Law Registry also maintained positive revenue growth in 2002. Kelly Automotive Services Group posted positive growth in the second half of the year, resulting in a slight overall increase year over year. However, Kelly Home Care Services experienced a significant revenue decline during 2002 as compared to 2001. This decrease, however, was consistent with industry trends in its staffing sector.

PTSA earnings from operations totaled $51.0 million in 2002, an increase of 6.2% from 2001. This was the result of the 5.6% increase in revenue from services, partially offset by a 0.6 percentage point decrease in the gross profit rate and the effect of holding expenses to a 1.1% increase.

The decrease in the gross profit rate was due to changes in business unit mix and rate decreases in certain business units, such as Kelly Automotive Services Group and Kelly IT Resources. The most significant factor impacting the business unit mix was the decline in revenues at the Kelly Home Care Services unit, which has a higher than average gross profit rate. These declines were partially offset by a 20.8% year-over-year increase in PTSA fee-based income.

PTSA expenses increased 1.1% from 2001, due to higher field bonus payouts, the impact of the Company’s ongoing deployment of new front office systems, higher liability insurance costs and increased facilities expense associated with the expansion of Kelly Financial Resources and Kelly Healthcare Resources. This was partially offset by the elimination of goodwill amortization and lower recruiting costs. Expenses as a percent of revenues decreased to 12.5% in 2002 from 13.0% in 2001.

International

Translated U.S. dollar revenue from services in International totaled $1.082 billion, a 0.5% decrease compared to the $1.087 billion reported in 2001. This decrease resulted primarily from a 19% decrease in recruitment fees and a 0.4% decrease in hours worked. U.S. dollar-average bill rates were essentially unchanged year over year. International revenue from services represented 27% of total Company revenues in 2002 and 2001.

The Americas and Asia-Pacific, the first regions within the International segment to reflect the negative impact of the global economic slowdown, continued to show improvement. Year-over-year revenue comparisons in continental Europe and the United Kingdom remained negative throughout 2002.

During 2002, the U.S. dollar continued to fall in comparison to many foreign currencies, including the Euro and British pound. As a result, Kelly’s U.S. dollar translated revenues and expenses were higher than would have otherwise been reported. On a constant currency basis, international revenue decreased 3.8%. This compared to 2.5% overall constant currency revenue growth in 2001. Year-over-year constant currency revenue from services declined 6.4% in the first quarter, 2.4% in the second quarter, 4.3% in the third quarter and 2.2% in the fourth quarter.

International earnings totaled $4.9 million, a decrease of 46.0% from 2001, resulting from the 0.5% decrease in revenue from services and a 0.8 percentage point decline in the gross profit rate, partially offset by a 2.6% reduction in expenses.

The decline in the gross profit rate was primarily due to the 19% decrease in recruitment fee income, with the most significant decrease occurring in the United Kingdom. On a year-over-year basis, translated U.S. dollar expenses in the International segment decreased 2.6%, primarily due to lower wages and recruiting costs and the elimination of goodwill amortization. On a constant currency basis, expenses decreased 6.5%.

Financial Condition

Historically, Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $76 million at the end of 2003, a decrease of $25 million from the $101 million at year-end 2002 and a decrease of $7 million from the $83 million at year-end 2001. As further described below, during 2003 the Company generated $31 million of cash from operating activities and used $33 million of cash in investing activities and $26 million in financing activities.

Operating Activities

In 2003, the Company generated $31 million in cash in its operating activities, as compared to $90 million in 2002 and $145 million in 2001. The most significant reason for the decrease in cash generated from operations was that accounts receivable grew at a faster rate in 2003 versus 2002 and 2001.

Accounts receivable totaled $658 million at the end of 2003. Global days sales outstanding at the end of 2003 were 51 days, which is an increase of 2 days as compared with the prior year. If the economy continues to recover in 2004, the Company expects to experience further growth in revenue, which may require the Company to fund additional increases in accounts receivable.

The Company’s working capital position was $374 million at the end of 2003, an increase of $22 million from year-end 2002 and an increase of $52 million from 2001. The current ratio was 1.9 at the end of 2003, as compared with 2.0 at year-end 2002 and 1.9 at year-end 2001.

Investing Activities

In 2003, the Company used $33 million for investing activities compared to $37 million in 2002 and $49 million in 2001. Capital expenditures for 2003 totaled $30 million, down 10% from the $33 million spent in 2002 and down almost 30% from the $43 million spent in 2001. Capital expenditures for 2003 are primarily related to the Company’s information technology programs. Capital spending in 2004 is expected to total between $30 and $34 million.

During the first quarter of 2001, the Company acquired a fully leased commercial office building that will be used for future expansion. This transaction was the second leg of a tax-free exchange for undeveloped land the Company initiated in the fourth quarter of 2000. The land was effectively swapped for the building, but in accordance with generally accepted accounting principles, it was shown as a cash acquisition for $11.8 million during 2001. The related $10.3 million cash proceeds from the sale of property was reflected in the 2000 cash from investing activities.

Financing Activities

In 2003, the Company used $26 million in financing activities, as compared to $38 million in 2002 and $55 million in 2001. In 2003, the Company used $26 million to repurchase stock as compared to $13 million in 2002. However, this was offset by additional short-term borrowings of $10 million in 2003, as compared to repayments of $12 million in 2002 and $25 million in 2001.

In September 2003, the Company repurchased 1,000,000 shares of Class A common stock in a negotiated transaction from the William R. Kelly Trust. The total value of the share repurchase was $26 million or $26.04 per share, representing a 2.7% discount to the closing market price of Kelly Class A common stock on the business day prior to the purchase. In July 2002, the Company repurchased 500,000 shares of Class A common stock from the William R. Kelly Trust. The total value of the share repurchase was $13 million or $26.28 per share, representing a 2.7% discount to the closing market price of Kelly Class A common stock on the business day prior to the purchase. These repurchase transactions were reflected in the Company’s third quarter financial statements for 2003 and 2002.

Short-term debt totaled $39 million at year-end 2003, compared to $25 million at year-end 2002 and $33 million at year-end 2001. At the end of 2003, debt represented approximately 6% of total capital.

As of year-end 2003, the Company had $87 million of committed unused credit facilities. In June, 2003, the Company entered into a new $125 million three-year, unsecured multi-currency revolving credit facility to replace its existing $100 million revolving credit facility which was scheduled to expire in October, 2003. The credit facility will be used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under the new facility is 60 basis points over local LIBOR. At year-end 2003, the Company had additional uncommitted one-year credit facilities totaling $30 million, under which the Company had borrowed $1.5 million dollars.

The Company intends to continue its expansion program, adding one or two new countries or service lines each year by organic growth and small strategic acquisitions. Targeted countries/areas include, Japan, Eastern Europe and South America.

Dividends paid per common share were $.40 in 2003 and 2002, a decrease of 52.9% from 2001 dividends of $.85 per share. The dividend was reduced in the fourth quarter of 2001 to a new rate of $.10 per share per quarter, or $.40 per share annually. Annual cash savings from this reduction are over $21 million per year.

Contractual Obligations and Commercial Commitments

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of year-end 2003:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$148,500	$41,700	$59,600	$31,200	$16,000
Short-term borrowings	39,200	39,200	—	—	—

Total	$187,700	$80,900	$59,600	$31,200	$16,000

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

Critical Accounting Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is necessary for management to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and the attached notes. Actual results can differ from assumed and estimated amounts.

Critical accounting estimates are those that management believes require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those estimates may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following estimates to be most critical in understanding the judgments involved in preparing its consolidated financial statements.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of year-end 2003, 2002 and 2001, the allowance for uncollectible accounts receivable was $15.0 million, $12.5 million and $12.1 million, respectively.

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

Management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation was $94.8 million, $73.5 million and $63.3 million at year-end 2003, 2002 and 2001, respectively.

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

We completed our impairment test as of the date of adoption, December 31, 2001 and during the fourth quarter of the years ended December 29, 2002 and December 28, 2003, as required under SFAS 142 and determined that goodwill is not impaired. This test required comparison of our estimated fair value to our book value of goodwill. The estimated fair value was based on a discounted cash flows analysis. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our balance sheet. At year-end 2003, 2002 and 2001, total goodwill amounted to $85.8 million, $80.3 million and $73.6 million, respectively.

Income Taxes

Income tax expense is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals when, despite our belief that reported taxable income is fully supportable, we believe that challenges are likely and that we may not succeed. We adjust these accruals in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of accrual provisions and changes to accruals that we consider appropriate, as well as related interest. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

Tax laws require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the income tax expense reflected in our financial statements is different than the liability reported in our tax return. Some of these differences are permanent, such as expenses which are not deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent items for which we have already taken a deduction on our tax return, but have not yet recognized as expense in our financial statements.

A number of years may elapse before a particular matter, for which we have established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of tax contingencies. Favorable or unfavorable settlement of any particular issue would be recognized as an increase or decrease to our income tax expense in the year of resolution. Our tax accruals are presented in the balance sheet within income and other taxes.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 (“FIN 46 (R)”). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The Company does not have any variable interest entities; therefore FIN 46 and FIN 46 (R) will not have a material effect on the Company’s consolidated results of operations or financial position.

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

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” (“SFAS 132”) which revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires disclosures in addition to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The Company does not offer a defined benefit pension plan or other defined benefit postretirement plans within the scope of the revised SFAS No. 132.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 25 of this filing and are presented in pages 26-47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Information required by Part III with respect to Directors and Executive Officers of the registrant, Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant” and “Code of Business Conduct and Ethics,” which are included on page 21, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 22, (Item 12), is to be included in a definitive proxy statement filed by the Company not later than 120 days after the close of its fiscal year and such proxy statement, when filed, is incorporated herein by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since (1)	Business Experience During Last 5 Years
Terence E. Adderley Chairman and Chief Executive Officer	70	1961	Served as officer of the Company.

Carl T. Camden President and Chief Operating Officer	49	1995	Served as officer of the Company.

Michael L. Durik Executive Vice President	55	1999	Served as officer of the Company since July, 1999. From 1993 was owner of MLD Management, an independent consulting firm.

William K. Gerber Executive Vice President and Chief Financial Officer	49	1998	Served as officer of the Company.

Arlene Grimsley Executive Vice President	56	1994	Served as officer of the Company.

George M. Reardon Senior Vice President and General Counsel	56	1998	Served as officer of the Company.

Daniel T. Lis Vice President and Secretary	57	2003	Served as General Counsel of Bank One, Michigan and predecessors from 1987-2000.

(1)	Each officer serves continuously until termination of employment or removal by the Board of Directors.

CODE OF BUSINESS CONDUCT AND ETHICS.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (collectively, the “Selected Officers”). The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 48. The Company intends to post the Code of Business Conduct and Ethics and any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at “http://www.kellyservices.com.”

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION.

The following table shows the number of securities of the Company that can be issued upon the exercise of outstanding options, warrants and rights, the weighted-average of exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of the fiscal year end for 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	3,042,000	$25.85	827,000

Equity compensation plans not approved by security holders (3)	—	—	—

Total	3,042,000	$25.85	827,000

(1)	The equity compensation plans of the Company approved by the Company’s security holders include the Company’s Performance Incentive Plan and the Company’s Non-Employee Director Stock Option Plan.

The number of securities to be issued upon exercise of outstanding options, warrants and rights excludes 269,000 of restricted stock awards granted to employees and not yet issued at December 28, 2003.

(2)	The Performance Incentive Plan provides that the maximum number of shares available for grants, including stock options and restricted stock awards, is 10 percent of the outstanding Class A common stock, adjusted for plan activity over the preceding five years.

The Non-Employee Director Stock Option Plan provides that the maximum number of shares available for settlement of options is 100,000 shares of Class A common stock.

(3)	The Company has no equity compensation plans that have not been approved by its security holders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial statements -

Report of Independent Auditors

Statements of Earnings for the three fiscal years ended December 28, 2003

Statements of Cash Flows for the three fiscal years ended December 28, 2003

Balance Sheets at December 28, 2003, December 29, 2002 and December 30, 2001

Statements of Stockholders’ Equity for the three fiscal years ended December 28, 2003

Notes to Financial Statements

(2)	Financial Statement Schedule -

For the three fiscal years ended December 28, 2003:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 48 which is incorporated herein by reference.

No additional financial information has been provided for the registrant as an individual company since the total amount of net assets of subsidiaries which are restricted as to transfer to the registrant through intercompany loans, advances or cash dividends does not exceed 25 percent of total consolidated net assets at December 28, 2003.

(b)	A report on Form 8-K dated January 21, 2004 was filed by the Company in January, 2004. The report was filed under Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition.

(c)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 48 of this filing.

(d)	The Index to Financial Statements and Supplemental Schedule is included following the signatures beginning at page 25 of this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2004		KELLY SERVICES, INC.
Registrant

	By	/s/ W. K. Gerber

W. K. Gerber

Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2004		* T. E. Adderley

T. E. Adderley

Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 18, 2004		* C. T. Camden

C. T. Camden

President, Chief Operating Officer and Director

Date: February 18, 2004		* C. V. Fricke

C. V. Fricke

Director

Date: February 18, 2004		* M. A. Fay, O.P.

M. A. Fay, O.P.

Director

Date: February 18, 2004		* V. G. Istock

V. G. Istock

Director

Date: February 18, 2004		* B. J. White

B. J. White

Director

Date: February 18, 2004		/s/ W. K. Gerber

W. K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 18, 2004	*By	/s/ W. K. Gerber

W. K. Gerber

Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS AND

SUPPLEMENTAL SCHEDULE

Kelly Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of

Kelly Services, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page 25 present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 28, 2003, December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, the Company changed the manner in which it accounts for goodwill and other intangibles as of December 31, 2001.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
January 20, 2004

STATEMENTS OF EARNINGS

Kelly Services, Inc. and Subsidiaries

	2003	2002	2001
	(In thousands of dollars except per share items)
Revenue from services	$4,325,155	$4,056,945	$4,005,878
Cost of services	3,628,524	3,364,219	3,308,023

Gross profit	696,631	692,726	697,855
Selling, general and administrative expenses	687,894	662,334	669,888

Earnings from operations	8,737	30,392	27,967
Interest (expense) income, net	(77)	362	(381)

Earnings before income taxes	8,660	30,754	27,586
Income taxes	3,550	12,185	11,037

Net earnings	$5,110	$18,569	$16,549

Basic earnings per share	$.14	$.52	$.46
Diluted earnings per share	$.14	$.52	$.46
Dividends per share	$.40	$.40	$.85
Average shares outstanding (thousands):
Basic	35,289	35,724	35,829
Diluted	35,355	35,900	35,930

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

Kelly Services, Inc. and Subsidiaries

	2003	2002	2001
	(In thousands of dollars)
Cash flows from operating activities
Net earnings	$5,110	$18,569	$16,549
Noncash adjustments:
Depreciation and amortization	47,795	45,428	44,396
Deferred income taxes	2,936	6,590	(242)
Changes in operating assets and liabilities	(25,248)	19,019	84,522

Net cash from operating activities	30,593	89,606	145,225

Cash flows from investing activities
Capital expenditures	(30,222)	(33,406)	(42,525)
Short-term investments	142	31	1,764
(Increase) decrease in other assets	(2,487)	(3,476)	3,645
Acquisition of building	—	—	(11,783)
Acquisition of companies	—	—	(192)

Net cash from investing activities	(32,567)	(36,851)	(49,091)

Cash flows from financing activities
Increase (decrease) in short-term borrowings	10,280	(11,723)	(24,900)
Dividend payments	(14,143)	(14,293)	(30,408)
Exercise of stock options and other	3,865	991	139
Purchase of treasury stock	(26,149)	(13,216)	(64)

Net cash from financing activities	(26,147)	(38,241)	(55,233)

Effect of exchange rates on cash and equivalents	3,563	2,961	(758)

Net change in cash and equivalents	(24,558)	17,475	40,143
Cash and equivalents at beginning of year	100,936	83,461	43,318

Cash and equivalents at end of year	$76,378	$100,936	$83,461

See accompanying Notes to Financial Statements.

BALANCE SHEETS

Kelly Services, Inc. and Subsidiaries

	2003	2002	2001
	(In thousands of dollars)
ASSETS
Current Assets
Cash and equivalents	$76,378	$100,936	$83,461
Short-term investments	457	599	630
Accounts receivable, less allowances of $14,983, $12,533 and $12,105, respectively	658,090	567,517	539,692
Prepaid expenses and other current assets	31,784	26,387	24,950
Deferred taxes	24,962	23,916	21,469

Total current assets	791,671	719,355	670,202

Property and Equipment
Land and buildings	57,543	57,111	56,639
Equipment, furniture and leasehold improvements	302,938	295,536	275,063
Accumulated depreciation	(172,359)	(150,315)	(119,729)

Net property and equipment	188,122	202,332	211,973

Noncurrent Deferred Taxes	14,606	21,065	31,415
Goodwill, net	85,788	80,260	73,643
Other Assets	57,550	49,121	52,148

Total Assets	$1,137,737	$1,072,133	$1,039,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$39,190	$24,770	$32,939
Accounts payable	92,265	85,310	88,217
Payroll and related taxes	200,503	181,585	154,813
Accrued insurance	36,016	27,912	24,071
Income and other taxes	49,342	47,617	48,149

Total current liabilities	417,316	367,194	348,189

Noncurrent Liabilities
Accrued insurance	58,763	45,540	39,273
Accrued retirement benefits	48,025	40,335	44,764

Total noncurrent liabilities	106,788	85,875	84,037

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,148 at 2003, 36,619,148 at 2002 and 36,609,078 at 2001	36,619	36,619	36,609
Class B common stock, shares issued 3,496,718 at 2003, 3,496,718 at 2002 and 3,506,788 at 2001	3,497	3,497	3,507
Treasury stock, at cost
Class A common stock, 5,319,995 shares at 2003, 4,567,975 at 2002 and 4,232,542 at 2001	(112,535)	(91,648)	(81,721)
Class B common stock, 23,475 shares at 2003, 18,875 at 2002 and 15,675 at 2001	(623)	(511)	(435)
Paid-in capital	19,096	17,902	17,035
Earnings invested in the business	656,726	665,759	661,483
Accumulated foreign currency adjustments	10,853	(12,554)	(29,323)

Total stockholders’ equity	613,633	619,064	607,155

Total Liabilities and Stockholders’ Equity	$1,137,737	$1,072,133	$1,039,381

See accompanying Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Kelly Services, Inc. and Subsidiaries

	2003	2002	2001
	(In thousands of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36,619	$36,609	$36,609
Conversions from Class B	—	10	—

Balance at end of year	36,619	36,619	36,609

Class B common stock
Balance at beginning of year	3,497	3,507	3,507
Conversions to Class A	—	(10)	—

Balance at end of year	3,497	3,497	3,507

Treasury Stock
Class A common stock
Balance at beginning of year	(91,648)	(81,721)	(84,251)
Exercise of stock options, restricted stock awards and other	5,150	2,381	1,609
Treasury stock issued for acquisitions	—	832	921
Purchase of treasury stock	(26,037)	(13,140)	—

Balance at end of year	(112,535)	(91,648)	(81,721)

Class B common stock
Balance at beginning of year	(511)	(435)	(371)
Purchase of treasury stock	(112)	(76)	(64)

Balance at end of year	(623)	(511)	(435)

Paid-in Capital
Balance at beginning of year	17,902	17,035	16,371
Exercise of stock options, restricted stock awards and other	1,194	699	453
Treasury stock issued for acquisitions	—	168	211

Balance at end of year	19,096	17,902	17,035

Earnings Invested in the Business
Balance at beginning of year	665,759	661,483	675,388
Net earnings	5,110	18,569	16,549
Dividends	(14,143)	(14,293)	(30,454)

Balance at end of year	656,726	665,759	661,483

Accumulated Foreign Currency Adjustments
Balance at beginning of year	(12,554)	(29,323)	(23,784)
Equity adjustment for foreign currency	23,407	16,769	(5,539)

Balance at end of year	10,853	(12,554)	(29,323)

Stockholders’ Equity at end of year	$613,633	$619,064	$607,155

Comprehensive Income
Net earnings	$5,110	$18,569	$16,549
Other comprehensive income—Foreign currency adjustments	23,407	16,769	(5,539)

Comprehensive Income	$28,517	$35,338	$11,010

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. (the “Company”) is a global temporary staffing leader operating in 26 countries throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years, all of which contained 52 weeks, ended on December 28, 2003 (2003), December 29, 2002 (2002) and December 30, 2001 (2001). Period costs included in selling, general and administrative expenses are recorded on a calendar-year basis.

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

Revenue Recognition Revenue from services is recognized as services are provided by the temporary, contract or leased employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.

Allowance for Uncollectible Accounts Receivable The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance.

Advertising Expenses Advertising expenses, which are expensed as incurred, were $11,800, $12,700 and $13,500 in 2003, 2002 and 2001, respectively.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts receivable, workers’ compensation, goodwill impairment and income taxes. Actual results could differ materially from those estimates.

Cash and Equivalents Cash and equivalents are stated at cost, which approximates market. The Company considers securities with original maturities of three months or less to be cash and equivalents.

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 15 to 45 years for land improvements, buildings and building improvements, 5 years for equipment and furniture and 3 to 12 years for computer hardware and software. Leasehold improvements are depreciated over the lesser of the life of the lease or 5 years. The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included with equipment, furniture and leasehold improvements on the balance sheet. Depreciation expense was $47,600 for 2003, $45,300 for 2002 and $41,500 for 2001.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002, the Company discontinued the amortization of goodwill. See Note 4 for the effects of adopting SFAS No. 142. During 2001 the Company amortized goodwill on a straight-line basis over periods ranging from 20 to 40 years.

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

Accounts Payable and Payroll and Related Taxes Included in accounts payable and payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $12,054, $11,156 and $14,446 in accounts payable at year-end 2003, 2002 and 2001, respectively, and $24,973, $21,950 and $19,895 in payroll and related taxes at year-end 2003, 2002 and 2001, respectively.

Income Taxes The company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

	2003	2002	2001
Net earnings, as reported	$5,110	$18,569	$16,549
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,134)	(2,314)	(1,686)

Pro forma net earnings	$2,976	$16,255	$14,863

Earnings per share:
Basic-as reported	$.14	$.52	$.46
Basic-pro forma	$.08	$.46	$.41

Diluted-as reported	$.14	$.52	$.46
Diluted-pro forma	$.08	$.45	$.41

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

Reclassifications Effective with the first quarter of 2003, the Company changed its method of reporting revenue for Kelly Staff Leasing (“KSL”), a wholly owned subsidiary. KSL is a Professional Employer Organization (“PEO”) and is part of the PTSA segment. Consistent with changing PEO industry practice, KSL changed from the gross method of reporting revenue to the net method under Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” As a result, KSL no longer included worksite employee payroll costs in revenue from services or cost of services. This change did not impact gross profit or net earnings. Revenue from services and cost of services have been reclassified for all prior periods for comparability. The effect of this change on prior periods was to reduce revenue from services and cost of services for 2002 and 2001 by $266.5 million and $251.0 million, respectively. Certain other prior year amounts have been reclassified to conform with the current presentation.

2. Short-term Investments

Short-term investments are classified as available for sale. The Company did not hold federal, state or local government obligations as of year-end 2003, 2002 and 2001. The carrying amounts of short-term investments approximate market value.

Interest income was $961, $1,531 and $2,301 for the fiscal years 2003, 2002 and 2001, respectively.

3. Land Sale

In October, 2000, the Company sold undeveloped land, the proceeds from which were used in January, 2001 for the purchase of an office building that will be utilized by the Company for future expansion. For tax purposes, the transaction has been treated as an IRS Code Section 1031 tax-free exchange.

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

SFAS 142 requires that goodwill be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Should circumstances change or events occur to indicate that the fair market value of the reporting unit has fallen below its book value, management must then compare the estimated fair value of goodwill to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income. We completed our impairment test as of the date of adoption, December 31, 2001 and during the fourth quarter of the years ended December 29, 2002 and December 28, 2003, as required under SFAS 142 and determined that goodwill is not impaired.

The following table presents net earnings and basic and diluted earnings per share for the fiscal years 2003, 2002 and 2001, respectively, as adjusted for the non-amortization provisions of SFAS No. 142.

	2003	2002	2001
Reported net earnings	$5,110	$18,569	$16,549
Add back: Goodwill amortization, net of tax	—	—	2,011

Adjusted net earnings	$5,110	$18,569	$18,560

Basic earnings per share:
Reported net earnings	$0.14	$0.52	$0.46
Goodwill amortization, net of tax	—	—	0.06

Adjusted net earnings	$0.14	$0.52	$0.52

Diluted earnings per share:
Reported net earnings	$0.14	$0.52	$0.46
Goodwill amortization, net of tax	—	—	0.06

Adjusted net earnings	$0.14	$0.52	$0.52

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The changes in the net carrying amount of goodwill for the fiscal years 2002 and 2003 are as follows:

	U.S. Commercial	PTSA	International	Total
Balance as of December 30, 2001	$4,719	$24,899	$44,025	$73,643
Reclassification from intangibles	34	34	232	300
Translation adjustment	—	—	6,317	6,317

Balance as of December 29, 2002	4,753	24,933	50,574	80,260
Adjustments to previously recorded purchase price	(276)	(276)	—	(552)
Translation adjustment	—	—	6,080	6,080

Balance as of December 28, 2003	$4,477	$24,657	$56,654	$85,788

5. Short-term Borrowings

The Company has a committed $125 million, three-year unsecured multi-currency revolving credit facility used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under the line of credit is 60 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. LIBOR rates varied by currency and ranged from 0.9% to 3.5% at December 28, 2003. Borrowings under this arrangement were $37,700, $24,300 and $23,600 at year-end 2003, 2002 and 2001, respectively. The carrying amounts of the Company’s borrowings under the lines of credit described above approximate their fair values.

The Company’s $125 million, three-year unsecured multi-currency revolving credit facility expires in June, 2006. This credit facility was established in June, 2003 and replaced the previous $100 million, five-year unsecured multi-currency revolving credit facility that would have expired in October, 2003.

During 2001, the Company had an $11,000 uncommitted credit facility to fund its Singapore acquisition. During 2002, all borrowings under this credit facility were repaid. The outstanding balance totaled $7,800 at year-end 2001.

The Company has additional uncommitted one-year local credit facilities that total $30 million as of December 28, 2003. Borrowings under these lines totaled $1,500, $500, and $1,500 at year-end 2003, 2002, and 2001, respectively. Interest rates varied by country and ranged from 2.5% to 8.0% at year-end 2003.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Interest expense, interest payments and weighted average interest rates related to the short-term borrowings for 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Interest expense	$1,038	$1,169	$2,682
Interest payments	1,046	1,183	2,698
Weighted average interest rate	2.6%	3.3%	4.6%

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

During 2003, the Company repurchased 1,000,000 shares of Class A common stock in a negotiated transaction from the William R. Kelly Trust. The total value of the share repurchase was $26,037, or $26.04 per share, representing a 2.7% discount to the closing market price of Kelly Class A common stock on the business day prior to the purchase. In addition, the Company purchased 4,600 shares of its Class B common stock at a total cost of $112. During 2002, the Company repurchased 500,000 shares of its Class A common stock from the William R. Kelly Trust. The total cost of the share repurchase was $13,140 or $26.28 per share, representing a 2.7% discount to the closing market price of Kelly Class A common stock on the business day prior to the purchase. In addition, the Company purchased 3,200 shares of its Class B common stock at a total cost of $76. During 2001, the Company repurchased 2,858 shares of its Class B common stock at a total cost of $64.

7. Earnings Per Share

The reconciliations of earnings per share computations for the fiscal years 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Net earnings	$5,110	$18,569	$16,549

Determination of shares (thousands):
Weighted average common shares outstanding	35,289	35,724	35,829
Effect of dilutive securities:
Stock options	47	52	1
Restricted and performance awards and other	19	124	100

Weighted average common shares outstanding—assuming dilution	35,355	35,900	35,930

Earnings per share—basic	$.14	$.52	$.46
Earnings per share—assuming dilution	$.14	$.52	$.46

Stock options to purchase 2,188,000, 1,291,000 and 2,503,000 shares of common stock at a weighted average price per share of $27.16, $27.95 and $27.04 were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

8. Supplemental Cash Flow Information

Changes in operating assets and liabilities, as disclosed in the statements of cash flows, for the fiscal years 2003, 2002 and 2001, respectively, were as follows:

	2003	2002	2001
(Increase) decrease in accounts receivable	$(63,516)	$(9,420)	$86,491
(Increase) decrease in prepaid expenses and other current assets	(5,930)	7,162	(1,166)
Increase (decrease) in accounts payable	4,727	(4,040)	830
Increase (decrease) in payroll and related taxes	20,490	17,522	(9,377)
Increase in accrued insurance	21,268	10,090	8,078
Decrease in income and other taxes	(2,287)	(2,295)	(334)

Total changes in operating assets and liabilities	$(25,248)	$19,019	$84,522

Cash flows from short-term investments for 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Sales/Maturities	$745	$4,428	$2,318
Purchases	(603)	(4,397)	(554)

Total	$142	$31	$1,764

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

The liability for the nonqualified plan was $48,000, $40,300 and $44,800 as of year-end 2003, 2002 and 2001, respectively, and is included in accrued retirement benefits. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in publicly traded mutual funds, was $49,500, $40,600 and $44,200 at year-end 2003, 2002 and 2001, respectively. These investments are included in other assets and are restricted for the use of funding this plan.

Amounts expensed for retirement benefits totaled $2,700 in 2003, $6,500 in 2002 and $7,700 in 2001.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

10. Income Taxes

Pretax income (loss) for the years 2003, 2002 and 2001 was taxed under the following jurisdictions:

	2003	2002	2001
Domestic	$21,192	$42,649	$38,597
Foreign	(12,532)	(11,895)	(11,011)

Total	$8,660	$30,754	$27,586

The provision for income taxes was as follows:

	2003	2002	2001
Current tax expense:
U.S. federal	$(2,300)	$968	$6,780
U.S. state and local	2,750	2,300	2,000
Foreign	164	2,327	2,499

Total current	614	5,595	11,279
Total deferred	2,936	6,590	(242)

Total provision	$3,550	$12,185	$11,037

Deferred tax assets are comprised of the following:

	2003	2002	2001
Depreciation and amortization	$(28,173)	$(24,374)	$(14,158)
Employee compensation and benefit plans	26,888	25,944	26,112
Workers’ compensation	32,208	25,538	22,154
Translation adjustment	524	3,037	4,058
Bad debt allowance	5,021	4,215	3,194
Loss carryforwards	23,929	15,532	9,467
Other, net	4,049	6,177	5,504

Subtotal	64,446	56,069	56,331
Valuation allowance	(24,878)	(11,088)	(3,447)

Net deferred tax assets	39,568	44,981	52,884
Net deferred tax liabilities	(363)	(328)	(620)

Net deferred taxes	$39,205	$44,653	$52,264

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The differences between income taxes for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2003	2002	2001
Income tax based on statutory rate	$3,031	$10,764	$9,655
State income taxes, net of federal benefit	1,788	1,495	1,300
General business credits	(5,851)	(2,925)	(1,755)
Life insurance cash surrender value	(2,503)	2,394	2,236
Valuation allowance	12,234	7,377	1,931
Foreign items	(5,452)	(1,996)	(2,407)
Settlement of prior years’ audit issues	(336)	(5,270)	(414)
Non-deductible items	643	414	494
Other, net	(4)	(68)	(3)

Total	$3,550	$12,185	$11,037

In 2002, the Internal Revenue Service completed its examination of the Company’s federal income tax returns through 1999. The Company believes that adequate tax accruals have been provided for all years.

The net tax effect of foreign loss carryforwards at December 28, 2003 totaled $23,929 which expire as follows:

Year	Amount
2004-2005	$486
2006-2008	3,782
2009-2013	3,639
No expiration	16,022

Total	$23,929

The Company has established a valuation allowance for loss carryforwards and future deductible items related to certain foreign operations. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s foreign losses in recent periods represented sufficient negative evidence to require a valuation allowance under SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the foreign deferred tax assets.

Provision has not been made for U.S. or additional foreign income taxes on an estimated $21,367 of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

The Company paid income taxes of $10,000 in 2003, $10,300 in 2002 and $12,700 in 2001. Deferred income taxes recorded in foreign currency translation adjustments were a charge of $2,513 in 2003 and $1,021 in 2002 and a credit of $554 in 2001, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

11. Performance Incentive Plan

Under the Performance Incentive Plan (the “Plan”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted awards and performance awards to key employees utilizing the Company’s Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at year-end 2003, 2002 and 2001 were 797,000, 1,133,000 and 1,269,000, respectively.

The Company applies APB No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2003	2002	2001
Net earnings, as reported	$5,110	$18,569	$16,549
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,134)	(2,314)	(1,686)

Pro forma net earnings	$2,976	$16,255	$14,863

Earnings per share:
Basic-as reported	$.14	$.52	$.46
Basic-pro forma	$.08	$.46	$.41

Diluted-as reported	$.14	$.52	$.46
Diluted-pro forma	$.08	$.45	$.41

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

The fair value of each option included is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Dividend yield	1.9%	2.0%	4.0%
Risk-free interest rate	3.0%	4.0%	5.0%
Expected volatility	31.7%	31.0%	30.0%
Expected lives	5 yrs	5 yrs	6 yrs

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

A summary of the status of stock option grants under the Plan as of December 28, 2003, December 29, 2002 and December 30, 2001, and changes during the years ended on those dates, is presented as follows:

	Options	Weighted Avg. Exercise Price
2001:
Outstanding at beginning of year	2,071,000	$27.29
Granted	533,000	24.36
Exercised	(4,000)	24.68
Cancelled	(288,000)	27.52

Outstanding at end of year	2,312,000	$26.60

Options exercisable at year end	1,022,000	$28.25
Weighted average fair value of options granted during the year	$5.86

2002:
Outstanding at beginning of year	2,312,000	$26.60
Granted	460,000	22.69
Exercised	(40,000)	23.83
Cancelled	(123,000)	24.77

Outstanding at end of year	2,609,000	$26.04

Options exercisable at year end	1,454,000	$27.55
Weighted average fair value of options granted during the year	$6.30

2003:
Outstanding at beginning of year	2,609,000	$26.04
Granted	626,000	24.63
Exercised	(158,000)	24.22
Cancelled	(105,000)	25.92

Outstanding at end of year	2,972,000	$25.86

Options exercisable at year end	1,772,000	$27.06
Weighted average fair value of options granted during the year	$6.66

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The following table summarizes information about options outstanding at year-end 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/28/03	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable as of 12/28/03	Weighted Average Exercise Price
$20.00-22.00	121,000	8.03	$21.00	74,000	$21.00
$22.01-24.00	849,000	7.10	23.27	449,000	23.58
$24.01-25.00	763,000	7.82	24.50	296,000	24.48
$25.01-28.00	583,000	7.45	25.75	309,000	26.07
$28.01-32.00	382,000	3.09	29.21	370,000	29.24
$32.01-36.50	274,000	4.27	35.33	274,000	35.33

$20.00-36.50	2,972,000	6.62	$25.86	1,772,000	$27.06

Restricted awards are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. Restricted awards totaling 159,900, 101,800 and 166,500 shares were granted under the Plan during 2003, 2002 and 2001, respectively. The weighted average grant date price of such awards was $24.71, $22.72 and $26.21 for 2003, 2002 and 2001, respectively. Restricted awards outstanding totaled 269,000, 228,000 and 241,000 shares at year-end 2003, 2002 and 2001, respectively, and have a weighted average remaining life of 1.9 years at December 28, 2003.

Total compensation cost recognized for restricted awards was $2,800, $3,000 and $2,200 for 2003, 2002 and 2001, respectively. As of December 28, 2003, no SARs have been granted under the Plan.

12. Lease Commitments

The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of December 28, 2003:

Fiscal year:
2004	$41,700
2005	33,800
2006	25,800
2007	19,000
2008	12,200
Later years	16,000

Total	$148,500

Lease expense for fiscal 2003, 2002 and 2001 amounted to $49,000, $46,800 and $44,500, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

13. Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at year-end 2003 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial position of the Company at year-end 2003.

The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

14. Segment Disclosures

The Company’s reportable segments are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. U.S. Commercial Staffing includes traditional office services, along with education, call center and light industrial staffing. PTSA includes various specialty staffing services ranging from finance and engineering to information, legal and health care. The staffing alternatives units include staff leasing, outsourcing, consulting, recruitment and vendor management services. International includes staffing services in the countries outside the U.S. listed below. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

During 2003, international operations were conducted in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

The following table presents information about the reported operating income of the Company for the fiscal years 2003, 2002 and 2001. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	2003	2002	2001
Revenue from services:
U.S. Commercial Staffing	$2,131,529	$2,104,622	$2,094,798
PTSA	895,002	870,370	824,081
International	1,298,624	1,081,953	1,086,999

Consolidated Total	$4,325,155	$4,056,945	$4,005,878

Earnings (loss) from operations:
U.S. Commercial Staffing	$92,943	$118,656	$114,688
PTSA	52,992	50,954	47,984
International	(984)	4,931	9,138
Corporate	(136,214)	(144,149)	(143,843)

Consolidated Total	$8,737	$30,392	$27,967

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Specified items included in segment earnings for the fiscal years 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Depreciation and Amortization:
U.S. Commercial Staffing	$5,501	$5,480	$5,322
PTSA	1,795	1,923	2,747
International	8,704	8,828	11,723
Corporate	31,795	29,197	24,604

Consolidated Total	$47,795	$45,428	$44,396

Interest Income:
U.S. Commercial Staffing	$—	$—	$—
PTSA	3	—	—
International	543	616	417
Corporate	415	915	1,884

Consolidated Total	$961	$1,531	$2,301

Interest Expense:
U.S. Commercial Staffing	$—	$—	$—
PTSA	—	—	—
International	533	1,056	2,542
Corporate	505	113	140

Consolidated Total	$1,038	$1,169	$2,682

A summary of long-lived assets information by geographic area as of the years ended 2003, 2002 and 2001 follows:

	2003	2002	2001
Long-Lived Assets:
Domestic	$195,997	$211,312	$218,774
International	84,525	78,771	73,597

Total	$280,522	$290,083	$292,371

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

15. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 (“FIN 46 (R)”). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The Company does not have any variable interest entities; therefore FIN 46 and FIN 46 (R) will not have a material effect on the Company’s consolidated results of operations or financial position.

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

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” (“SFAS 132”) which revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires disclosures in addition to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The Company does not offer a defined pension plan or other defined benefit postretirement plans within the scope of the revised SFAS No. 132.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands of dollars except per share items)
Revenue from services (1)
2003	$1,003,397	$1,059,517	$1,097,268	$1,164,973	$4,325,155
2002	936,613	1,014,841	1,057,290	1,048,201	4,056,945
2001	1,030,328	1,006,418	1,000,476	968,656	4,005,878

Cost of services (1)
2003	837,845	887,113	924,661	978,905	3,628,524
2002	777,653	844,625	875,028	866,913	3,364,219
2001	848,954	828,099	828,755	802,215	3,308,023

Selling, general and administrative expenses
2003	165,162	169,955	169,898	182,879	687,894
2002	157,774	163,741	171,547	169,272	662,334
2001	173,199	167,448	163,975	165,266	669,888

Net earnings
2003	310	1,484	1,504	1,812	5,110
2002	796	3,935	6,505	7,333	18,569
2001	4,800	6,460	4,566	723	16,549

Basic earnings per share (2)
2003	.01	.04	.04	.05	.14
2002	.02	.11	.18	.21	.52
2001	.13	.18	.13	.02	.46

Diluted earnings per share (2)
2003	.01	.04	.04	.05	.14
2002	.02	.11	.18	.21	.52
2001	.13	.18	.13	.02	.46

Dividends per share
2003	.10	.10	.10	.10	.40
2002	.10	.10	.10	.10	.40
2001	.25	.25	.25	.10	.85

(1)	As discussed in Note 1 to the financial statements, the Company changed its method of reporting revenue for Kelly Staff Leasing. This change did not impact gross profit or net earnings. Revenue from services and cost of services adjustments for the first, second, third and fourth quarters of 2002 were $63.4 million, $62.1 million, $65.4 million and $75.6 million, respectively. Revenue from services and cost of services adjustments for the first, second, third and fourth quarters of 2001 were $56.9 million, $59.8 million, $65.9 million and $68.4 million, respectively.
(2)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

SCHEDULE II—VALUATION RESERVES

Kelly Services, Inc. and Subsidiaries

December 28, 2003

(In thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fifty-two weeks ended December 28, 2003:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12,533	7,985	650	(6,185)	$14,983

Deferred tax assets valuation allowance	$11,088	12,234	1,556	—	$24,878

Fifty-two weeks ended December 29, 2002:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12,105	7,882	451	(7,905)	$12,533

Deferred tax assets valuation allowance	$3,447	7,377	264	—	$11,088

Fifty-two weeks ended December 30, 2001:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$13,614	8,272	(186)	(9,595)	$12,105

Deferred tax assets valuation allowance	$1,581	1,931	(65)	—	$3,447

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description	Document

3.1	Restated Certificate of Incorporation.	2

3.2	By-laws.	3

4	Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth of the Restated Certificate of Incorporation, Exhibit 3.1.

10.1	Short-Term Incentive Plan, as amended and restated on March 23, 1998 and further amended on February 6, 2003. (Reference is made to Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2003, filed with the Commission in August, 2003, which is incorporated herein by reference).

10.2	Kelly Services, Inc. Performance Incentive Plan, as amended and restated on March 29, 1996 and further amended on April 14, 2000 and July 29, 2003.	4

10.3	Kelly Services, Inc. 1999 Non-Employee Directors Stock Option Plan. (Reference is made to Exhibit A to the Definitive Proxy Statement for the fiscal year ended January 3, 1999, filed with the Commission in April, 1999, which is incorporated herein by reference).

10.4	Loan Agreement dated as of June 24, 2003. (Reference is made to Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 29, 2003, filed with the Commission in August, 2003, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, adopted February 9, 2004.	5

21	Subsidiaries of Registrant.	6

23	Consent of Independent Accountants.	7

24	Power of Attorney.	8

31.1	Certification Pursuant to Rule 13a-15(e)/15d-15(e).	9

31.2	Certification Pursuant to Rule 13a-15(e)/15d-15(e).	10

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	11

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	12