Form 10-Q
period 2004-03-28
KELLY SERVICES INC
filed 2004-04-30
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

At April 23, 2004, 31,566,405 shares of Class A and 3,472,598 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended
	March 28, 2004	March 30, 2003
Revenue from services	$1,158,811	$1,003,397
Cost of services	975,455	837,845

Gross profit	183,356	165,552
Selling, general and administrative expenses	181,342	165,162

Earnings from operations	2,014	390
Interest (expense) income, net	(239)	122

Earnings before income taxes	1,775	512
Income taxes	710	202

Net earnings	$1,065	$310

Earnings per share:
Basic	$.03	$.01
Diluted	.03	.01
Average shares outstanding (thousands):
Basic	34,881	35,548
Diluted	35,302	35,626
Dividends per share	$.10	$.10

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(In thousands of dollars)

	March 28, 2004	December 28, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$55,347	$76,378
Short-term investments	452	457
Trade accounts receivable, less allowances of $16,004 and $14,983, respectively	704,771	658,090
Prepaid expenses and other current assets	34,777	31,784
Deferred taxes	24,530	24,962

Total current assets	819,877	791,671
PROPERTY AND EQUIPMENT:
Land and buildings	57,650	57,543
Equipment, furniture and leasehold improvements	306,852	302,938
Accumulated depreciation	(183,015)	(172,359)

Total property and equipment	181,487	188,122
NONCURRENT DEFERRED TAXES	14,378	14,606
GOODWILL, NET	84,398	85,788
OTHER ASSETS	58,847	57,550

TOTAL ASSETS	$1,158,987	$1,137,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$37,904	$39,190
Accounts payable	96,561	92,265
Accrued payroll and related taxes	218,792	200,503
Accrued insurance	33,674	36,016
Income and other taxes	52,754	49,342

Total current liabilities	439,685	417,316

NONCURRENT LIABILITIES:
Accrued insurance	54,941	58,763
Accrued retirement benefits	48,788	48,025

Total noncurrent liabilities	103,729	106,788
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,693 at 2004 and 36,619,148 at 2003	36,620	36,619
Class B common stock, shares issued 3,496,173 at 2004 and 3,496,718 at 2003	3,496	3,497
Treasury stock, at cost
Class A common stock, 5,077,112 shares at 2004 and 5,319,995 at 2003	(107,397)	(112,535)
Class B common stock, 23,575 shares at 2004 and 23,475 at 2003	(626)	(623)
Paid-in capital	19,651	19,096
Earnings invested in the business	654,300	656,726
Accumulated foreign currency adjustments	9,529	10,853

Total stockholders’ equity	615,573	613,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,158,987	$1,137,737

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	March 28, 2004	March 30, 2003
Capital Stock
Class A common stock
Balance at beginning of period	$36,619	$36,619
Conversions from Class B	1	—

Balance at end of period	36,620	36,619
Class B common stock
Balance at beginning of period	3,497	3,497
Conversions to Class A	(1)	—

Balance at end of period	3,496	3,497
Treasury Stock
Class A common stock
Balance at beginning of period	(112,535)	(91,648)
Exercise of stock options, restricted stock awards and other	5,138	1,314

Balance at end of period	(107,397)	(90,334)
Class B common stock
Balance at beginning of period	(623)	(511)
Purchase of treasury stock	(3)	(38)

Balance at end of period	(626)	(549)
Paid-in Capital
Balance at beginning of period	19,096	17,902
Exercise of stock options, restricted stock awards and other	555	383

Balance at end of period	19,651	18,285
Earnings Invested in the Business
Balance at beginning of period	656,726	665,759
Net earnings	1,065	310
Dividends	(3,491)	(3,555)

Balance at end of period	654,300	662,514
Accumulated Foreign Currency Adjustments
Balance at beginning of period	10,853	(12,554)
Equity adjustment for foreign currency	(1,324)	3,920

Balance at end of period	9,529	(8,634)

Stockholders’ Equity at end of period	$615,573	$621,398

Comprehensive Income
Net earnings	$1,065	$310
Other comprehensive income - Foreign currency adjustments	(1,324)	3,920

Comprehensive income	$(259)	$4,230

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net earnings	$1,065	$310
Noncash adjustments:
Depreciation and amortization	11,326	11,908
Increase in trade accounts receivable, net	(47,447)	(22,552)
Changes in operating assets and liabilities	18,743	(4,391)

Net cash from operating activities	(16,313)	(14,725)

Cash flows from investing activities:
Capital expenditures	(4,375)	(8,445)
Proceeds from sales and maturities of short-term investments	80	259
Purchases of short-term investments	(75)	(153)
Increase in other assets	(173)	(951)

Net cash from investing activities	(4,543)	(9,290)

Cash flows from financing activities:
Decrease in short-term borrowings	(708)	(1,034)
Dividend payments	(3,491)	(3,555)
Stock options and other	4,169	6
Purchase of treasury stock	(3)	(38)

Net cash from financing activities	(33)	(4,621)

Effect of exchange rates on cash and equivalents	(142)	337

Net change in cash and equivalents	(21,031)	(28,299)
Cash and equivalents at beginning of period	76,378	100,936

Cash and equivalents at end of period	$55,347	$72,637

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars except share and per share items)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2003 (the 2003 consolidated financial statements). Certain prior year amounts have been reclassified to conform with the current presentation.

2. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13-week periods ended March 28, 2004 and March 30, 2003. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended
	2004	2003
Revenue from Services:
U.S. Commercial Staffing	$549,422	$504,309
PTSA	238,698	221,659
International	370,691	277,429

Consolidated Total	$1,158,811	$1,003,397

Earnings (Loss) from Operations:
U.S. Commercial Staffing	$24,313	$24,100
PTSA	14,162	13,388
International	(952)	(3,157)
Corporate Expense	(35,509)	(33,941)

Consolidated Total	$2,014	$390

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at March 28, 2004 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at March 28, 2004.

4. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week periods ended March 28, 2004 and March 30, 2003 were as follows:

	13 Weeks Ended
	2004	2003
Net earnings	$1,065	$310

Determination of shares (thousands):
Weighted average common shares outstanding	34,881	35,548
Effect of dilutive securities:
Stock options	314	3
Restricted and performance awards and other	107	75

Weighted average common shares outstanding - assuming dilution	35,302	35,626

Earnings per share—basic	$.03	$.01
Earnings per share—assuming dilution	$.03	$.01

Stock options representing 446,000 and 2,553,000 shares, respectively, for the quarters ended March 28, 2004 and March 30, 2003 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Stock-Based Compensation

The Company has a Performance Incentive Plan for key employees and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the 13-week periods ended March 28, 2004 and March 30, 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended
	2004	2003
Net earnings, as reported	$1,065	$310
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	463	402
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,024)	(957)

Pro forma net earnings (loss)	$504	$(245)

Earnings (loss) per share:
Basic-as reported	$.03	$.01
Basic-pro forma	$.01	$(.01)
Diluted-as reported	$.03	$.01
Diluted-pro forma	$.01	$(.01)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Executive Overview

Sales for the first quarter of 2004 grew by more than 15 percent when compared to the prior year. This was the strongest quarterly growth achieved by Kelly since the second quarter of 1997. We continue to be encouraged by the recent economic data, as well as the steady job growth within our own industry. The March Bureau of Labor Statistics employment report brought the best news to date. Not only were January and February employment figures revised upwards, but total non-farm employment surged in March, showing the greatest job producing increase in nearly four years. Within our industry, temporary employment has grown on a year-over-year basis since April of 2003.

At Kelly, we have seen a similar pattern of increasing demand for temporary staffing, as well as an increase in the length of assignments for our temporary workers. Three signs which we believe have signaled the beginning of recovery in the staffing industry are particularly encouraging: (1) Our light industrial business, which was the first business to respond after the recession, has continued to grow at double-digit rates; (2) Our office/clerical business grew nearly 6% in the first quarter; and (3) Most recently, our temporary–to-permament conversion fees, while not yet back to pre-recession levels, are recovering. Office/clerical business and fee based income, such as placement fees and temporary-to-permanent conversion fees, tend to be cyclical in nature and typically increase when economic growth and job creation resume. Certain of these trends and developments are discussed in greater detail below.

Results of Operations

First Quarter

Revenue from services in the first quarter of 2004 totaled $1.159 billion, an increase of 15.5% from the same period in 2003. This was the result of an increase in hours worked of 11.4% and an increase in average hourly bill rates of 3.6%. Revenue for the quarter increased in all three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (PTSA) and International.

During the past year, the U.S. dollar declined in comparison to many foreign currencies, including the euro and British pound. As a result, Kelly’s U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, first quarter revenue increased 11.1% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2004 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2003. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on first quarter revenue:

	First Quarter Revenue
	2004	2003	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$549.4	$504.3	8.9%
PTSA	238.7	221.7	7.7
International—Constant Currency	326.9	277.4	17.8

Revenue from Services—Constant Currency	1,115.0	1,003.4	11.1
Foreign Currency Impact	43.8	—

Revenue from Services	$1,158.8	$1,003.4	15.5%

Gross profit of $183.4 million was 10.8% higher than the gross profit of $165.6 million for the same period of the prior year. The gross profit rate for the first quarter of 2004 was 15.8%, a decrease of 0.7 percentage points compared to the 16.5% rate earned for the same period in 2003. The gross profit rates of each of the business segments decreased compared to the prior year. The decrease in the gross profit rate was principally due to higher workers’ compensation costs and state unemployment taxes in the United States as well as gross profit rate decreases in Europe. The increases in workers’ compensation costs are national in scope; however, the rate of growth experienced in California is substantial in comparison to the more moderate growth rates seen elsewhere in the U.S.

Selling, general and administrative expenses totaled $181.3 million, an increase of 9.8% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.6% in the first quarter of 2004, a 0.9 percentage point decrease compared to the 16.5% rate in the first quarter of 2003. As measured on a constant currency basis, selling, general and administrative expenses increased by 5.1%. The increase in selling, general and administrative expenses is due primarily to the growth in billable hours.

Earnings from operations in the first quarter of 2004 totaled $2.0 million, a $1.6 million increase compared to earnings from operations of $390 thousand reported for the first quarter of 2003.

Net interest expense in the first quarter of 2004 was $239 thousand compared to last year’s net interest income of $122 thousand. The change is primarily attributable to increased short-term debt levels and lower cash balances, as a result of increased working capital requirements.

The effective income tax rate in the first quarter of 2004 was 40.0%, a small increase from last year’s rate of 39.5% for the first quarter. The Company expects to utilize a 40.0% effective rate for the balance of 2004, which is a reduction from the 41.0% rate for the full year of 2003.

First quarter net earnings totaled $1.1 million, as compared to net earnings of $310 thousand last year. Diluted earnings per share for the first quarter of 2004 were $0.03, as compared to diluted earnings per share of $0.01 for the first quarter of 2003.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $549.4 million in the first quarter of 2004, an 8.9% increase compared to the $504.3 million reported for the same period in 2003. This reflected an increase in hours worked of 8.0% and an increase in average hourly bill rates of 0.9%. On a year-over-year basis, revenue increased 6% in January, 10% in February and 12% in March. The year-over-year revenue growth trend accelerated throughout the first quarter. Staffing volume also showed strong sequential increases beginning in January and continuing through March, which is a typical season pattern for the first quarter.

U.S. Commercial Staffing sales represented 47% of total Company sales in the first quarter of 2004 and 50% of total Company sales in the first quarter of 2003.

U.S. Commercial Staffing earnings from operations totaled $24.3 million in the first quarter of 2004, a slight increase of 0.9% compared to earnings of $24.1 million last year. This was the result of the 8.9% increase in revenue, offset by a 0.9 percentage point decrease in the gross profit rate and a 3.2% increase in expenses. The decline in the gross profit rate was principally due to higher state unemployment taxes and workers’ compensation costs. Continued shifts in customer mix to large corporate and national account customers also reduced the segment gross profit rate. Selling, general and administrative expenses as a percentage of sales were 9.8% in the first quarter of 2004 and 10.4% in the first quarter of 2003.

Many of the Company’s large corporate and national account customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with the Company’s small and medium size customers. However, these accounts also have a lower administrative cost due to economies of scale, and can yield an operating margin similar to that realized with small or medium size customers. The Company’s strategy is focused on serving and growing large national and local accounts. As customer mix shifts to larger accounts, the Company’s average gross margins tend to decrease. The Company expects this trend to continue over the balance of 2004.

Professional, Technical and Staffing Alternatives

Revenue from services in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the first quarter of 2004 totaled $238.7 million, an increase of 7.7% compared to the $221.7 million reported in the first quarter of 2003. This reflected an increase in hours worked of 3.0% and an increase in average billing rates of 3.1% for the professional and technical staffing businesses. In addition, revenues in the staffing alternatives businesses, which include staff leasing and management services, increased by 20.8%. PTSA sales represented 21% of total Company sales in the first quarter of 2004 and 22% in the first quarter of 2003.

Results continued to vary among the 14 business units that comprise PTSA. Kelly Healthcare Resources and Kelly Law Registry were the leading Professional and Technical Staffing performers in the first quarter, exhibiting double-digit sales growth in excess of 20%. Kelly HRfirst and Kelly Vendor Management Solutions were the leading Staffing Alternatives performers, with sales growth of over 20% for the first quarter. However, two PTSA units, Kelly Home Care Services and the Automotive Services Group experienced revenue declines during the first quarter of 2004 as compared to the prior year. Kelly Home Care customers are primarily private-pay, elderly clients. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for the first quarter of 2004 totaled $14.2 million, an increase of 5.8% from the same period in 2003. This was the result of the 7.7% increase in revenue, offset by a 0.2 percentage point decrease in the gross profit rate and a 7.4% increase in selling, general and administrative expenses. The decrease in the gross profit rate was primarily due to higher workers’ compensation costs. The increase in selling, general and administrative expenses was primarily attributable to additional investments in Kelly Vendor Management Solutions and Kelly FedSecure, the newest PTSA specialty staffing unit. Selling, general and administrative expenses as a percent of sales were 11.7% in both the first quarters of 2004 and 2003.

International

Translated U.S. dollar revenue from services in International for the first quarter of 2004 totaled $370.7 million, a 33.6% increase compared to the $277.4 million reported in the first quarter of 2003. This resulted from an increase in hours worked of 19.3% and an increase in the translated U.S. dollar average hourly bill rates of 12.4%. International revenue represented 32% of total Company revenue in the first quarter of 2004 and 28% in the first quarter of 2003.

On a constant currency basis, revenue increased by 17.8% and average hourly bill rates decreased by 0.9%. The decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries, such as Mexico, Russia and Malaysia, which typically have a lower bill rate. The 17.8% constant currency increase in revenue reflected continued improvement from the fourth quarter, when year-over-year constant currency revenue was up 16.0%.

Year-over-year constant currency revenue growth was positive in all regions. The Americas increased by 15%, Asia Pacific increased by 21%, and Europe increased by 18%. In Europe, our United Kingdom/Ireland operations grew sales by more than 33% on a constant currency basis.

The International loss from operations for the first quarter totaled $952 thousand, an improvement of $2.2 million as compared to an operating loss of $3.2 million for the same period in 2003. The 33.6% increase in revenue was partially offset by a 0.9 percentage point decrease in the gross profit rate and a 20.8% increase in expenses, as measured in U.S. dollars.

The decline in the International gross profit rate is due to gross profit rate decreases in Europe, primarily in the United Kingdom. The decrease in gross profit rates experienced in the United Kingdom is due, in large part, to a shift in customer mix to larger corporate account customers which, as noted above, tend to have lower gross margins. The increase in U.S. dollar reported expenses is due primarily to the effect of currency rates. On a constant currency basis, first quarter expenses increased by 6.3% as compared to the prior year. Selling, general and administrative expenses as a percent of sales were 17.3% in the first quarter of 2004, a significant improvement compared to 19.1% in the first quarter of 2003.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $55 million at the end of first quarter 2004, a decrease of $21 million from the $76 million at year-end 2003. As further described below, the Company used $16 million of cash in operating activities, $5 million of cash in investing activities and $33 thousand in financing activities.

Operating Activities

In the first three months of 2004, the Company used $16 million in cash in its operating activities, as compared to using $15 million in the first three months of 2003. The most significant reason for the increase in cash used in operations was that trade accounts receivable grew at a faster rate in 2004 versus 2003. This was partially offset by an increase in accrued payroll and related taxes.

Trade accounts receivable totaled $705 million at the end of the first quarter of 2004. Global days sales outstanding at the end of the first quarter of 2004 were 55 days, which is an increase of one day as compared with the end of the first quarter in the prior year. If the economic recovery continues in 2004, the Company could experience further growth in revenue, which may require the Company to continue to fund additional increases in trade accounts receivable.

The Company’s working capital position was $380 million at the end of the first quarter of 2004, compared to $374 million at year-end 2003. The current ratio was 1.9 at the end of the first quarter of 2004 and at year-end 2003.

Investing Activities

In the first three months of 2004, the Company used $5 million for investing activities compared to $9 million in the first three months of 2003. Capital expenditures totaled $4 million for the first three months of 2004 and $8 million for the first three months of 2003. Capital expenditures for 2004, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $30 and $34 million.

Financing Activities

In the first three months of 2004, the Company used $33 thousand in financing activities, compared to $5 million in the first three months of 2003. The improvement was due primarily to cash received from the exercise of employee stock options.

Short-term debt totaled $38 million at the end of the first quarter of 2004, compared to $39 million at year-end 2003. At the end of the first three months of 2004, debt represented approximately 6% of total capital.

Contractual Obligations and Commercial Commitments

The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company continues to carry no long-term debt and expects to meet its cash requirements, including possible increases in trade accounts receivable as discussed above, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

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

PART II. OTHER INFORMATION AND SIGNATURE

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
December 29, 2003 through February 1, 2004	100	$28.16	—	—

February 2, 2004 through February 29, 2004	—	—	—	—

March 1, 2004 through March 28, 2004	—	—	—	—

Total	100	$28.16	—	—

The share repurchase of 100 Class B shares was made in an open-market transaction.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 17 of this filing.

(b)	A report on Form 8-K dated April 20, 2004 was filed by the Company in April, 2004. The report was filed under Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: April 30, 2004

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