Form 10-Q
period 2004-06-27
KELLY SERVICES INC
filed 2004-08-05
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

At July 26, 2004, 31,721,787 shares of Class A and 3,472,598 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenue from services	$1,224,464	$1,059,517	$2,383,275	$2,062,914
Cost of services	1,026,382	887,113	2,001,837	1,724,958

Gross profit	198,082	172,404	381,438	337,956
Selling, general and administrative expenses	189,404	169,955	370,746	335,117

Earnings from operations	8,678	2,449	10,692	2,839
Interest (expense) income, net	(283)	4	(522)	126

Earnings before income taxes	8,395	2,453	10,170	2,965
Income taxes	3,348	969	4,058	1,171

Net earnings	$5,047	$1,484	$6,112	$1,794

Earnings per share:
Basic	$.14	$.04	$.17	$.05
Diluted	.14	.04	.17	.05
Average shares outstanding (thousands):
Basic	35,057	35,596	34,969	35,572
Diluted	35,431	35,624	35,369	35,584
Dividends per share	$.10	$.10	$.20	$.20

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(In thousands of dollars)

	June 27, 2004	December 28, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$65,006	$76,378
Short-term investments	452	457
Trade accounts receivable, less allowances of $16,314 and $14,983, respectively	728,056	658,090
Prepaid expenses and other current assets	37,421	31,784
Deferred taxes	22,921	24,962

Total current assets	853,856	791,671
PROPERTY AND EQUIPMENT:
Land and buildings	57,743	57,543
Equipment, furniture and leasehold improvements	314,622	302,938
Accumulated depreciation	(193,682)	(172,359)

Total property and equipment	178,683	188,122
NONCURRENT DEFERRED TAXES	13,307	14,606
GOODWILL, NET	84,610	85,788
OTHER ASSETS	59,564	57,550

TOTAL ASSETS	$1,190,020	$1,137,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$37,537	$39,190
Accounts payable	94,623	92,265
Accrued payroll and related taxes	242,433	200,503
Accrued insurance	35,608	36,016
Income and other taxes	51,846	49,342

Total current liabilities	462,047	417,316
NONCURRENT LIABILITIES:
Accrued insurance	58,096	58,763
Accrued retirement benefits	49,999	48,025

Total noncurrent liabilities	108,095	106,788
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,693 at 2004 and 36,619,148 at 2003	36,620	36,619
Class B common stock, shares issued 3,496,173 at 2004 and 3,496,718 at 2003	3,496	3,497
Treasury stock, at cost
Class A common stock, 4,941,256 shares at 2004 and 5,319,995 at 2003	(104,523)	(112,535)
Class B common stock, 23,575 shares at 2004 and 23,475 at 2003	(626)	(623)
Paid-in capital	20,042	19,096
Earnings invested in the business	655,841	656,726
Accumulated foreign currency adjustments	9,028	10,853

Total stockholders’ equity	619,878	613,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,190,020	$1,137,737

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Capital Stock
Class A common stock
Balance at beginning of period	$36,620	$36,619	$36,619	$36,619
Conversions from Class B	—	—	1	—

Balance at end of period	36,620	36,619	36,620	36,619
Class B common stock
Balance at beginning of period	3,496	3,497	3,497	3,497
Conversions to Class A	—	—	(1)	—

Balance at end of period	3,496	3,497	3,496	3,497
Treasury Stock
Class A common stock
Balance at beginning of period	(107,397)	(90,334)	(112,535)	(91,648)
Exercise of stock options, restricted stock awards and other	2,874	138	8,012	1,452

Balance at end of period	(104,523)	(90,196)	(104,523)	(90,196)
Class B common stock
Balance at beginning of period	(626)	(549)	(623)	(511)
Purchase of treasury stock	—	(29)	(3)	(67)

Balance at end of period	(626)	(578)	(626)	(578)
Paid-in Capital
Balance at beginning of period	19,651	18,285	19,096	17,902
Exercise of stock options, restricted stock awards and other	391	47	946	430

Balance at end of period	20,042	18,332	20,042	18,332
Earnings Invested in the Business
Balance at beginning of period	654,300	662,514	656,726	665,759
Net earnings	5,047	1,484	6,112	1,794
Dividends	(3,506)	(3,560)	(6,997)	(7,115)

Balance at end of period	655,841	660,438	655,841	660,438
Accumulated Foreign Currency Adjustments
Balance at beginning of period	9,529	(8,634)	10,853	(12,554)
Equity adjustment for foreign currency	(501)	9,018	(1,825)	12,938

Balance at end of period	9,028	384	9,028	384

Stockholders’ Equity at end of period	$619,878	$628,496	$619,878	$628,496

Comprehensive Income
Net earnings	$5,047	$1,484	$6,112	$1,794
Other comprehensive income - Foreign currency adjustments	(501)	9,018	(1,825)	12,938

Comprehensive Income	$4,546	$10,502	$4,287	$14,732

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	26 Weeks Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net earnings	$6,112	$1,794
Noncash adjustments:
Depreciation and amortization	22,410	24,043
Increase in accounts receivable, net	(72,036)	(36,350)
Changes in other operating assets and liabilities	49,506	11,404

Net cash from operating activities	5,992	891

Cash flows from investing activities:
Capital expenditures	(12,766)	(15,146)
Proceeds from sales and maturities of short-term investments	330	385
Purchases of short-term investments	(325)	(304)
Increase in other assets	(731)	(1,808)

Net cash from investing activities	(13,492)	(16,873)

Cash flows from financing activities:
Decrease in short-term borrowings	(899)	(2,667)
Dividend payments	(6,997)	(7,115)
Stock options and other	4,234	14
Purchase of treasury stock	(3)	(67)

Net cash from financing activities	(3,665)	(9,835)

Effect of exchange rates on cash and equivalents	(207)	1,842

Net change in cash and equivalents	(11,372)	(23,975)
Cash and equivalents at beginning of period	76,378	100,936

Cash and equivalents at end of period	$65,006	$76,961

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

2. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13-week and 26-week periods ended June 27, 2004 and June 29, 2003. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended		26 Weeks Ended
	2004	2003	2004	2003
Revenue from Services:
U.S. Commercial Staffing	$581,467	$522,665	$1,130,889	$1,026,974
PTSA	256,470	223,565	495,168	445,224
International	386,527	313,287	757,218	590,716

Consolidated Total	$1,224,464	$1,059,517	$2,383,275	$2,062,914

Earnings (Loss) from Operations:
U.S. Commercial Staffing	$29,645	$23,215	$53,958	$47,367
PTSA	16,361	12,812	30,523	26,200
International	1,931	(1,019)	979	(4,176)
Corporate Expense	(39,259)	(32,559)	(74,768)	(66,552)

Consolidated Total	$8,678	$2,449	$10,692	$2,839

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Contingencies

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at June 27, 2004 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at June 27, 2004.

4. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 26-week periods ended June 27, 2004 and June 29, 2003 were as follows:

	13 Weeks Ended		26 Weeks Ended
	2004	2003	2004	2003
Net earnings	$5,047	$1,484	$6,112	$1,794

Determination of shares (thousands):
Weighted average common shares outstanding	35,057	35,596	34,969	35,572
Effect of dilutive securities:
Stock options	281	26	298	9
Restricted awards and other	93	2	102	3

Weighted average common shares outstanding - assuming dilution	35,431	35,624	35,369	35,584

Earnings per share - basic	$.14	$.04	$.17	$.05
Earnings per share - assuming dilution	$.14	$.04	$.17	$.05

Stock options representing 449,000 and 2,565,000 shares, respectively, for the quarters ended June 27, 2004 and June 29, 2003, and 449,000 and 2,596,000 shares, respectively, for the six months ended June 27, 2004 and June 29, 2003 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Stock-Based Compensation

The Company has a Performance Incentive Plan for key employees and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the 13-week and 26-week periods ended June 27, 2004 and June 29, 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended		26 Weeks Ended
	2004	2003	2004	2003
Net earnings, as reported	$5,047	$1,484	$6,112	$1,794
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	372	358	835	760
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(818)	(842)	(1,842)	(1,799)

Pro forma net earnings	$4,601	$1,000	$5,105	$755

Earnings per share:
Basic-as reported	$.14	$.04	$.17	$.05
Basic-pro forma	$.13	$.03	$.15	$.02
Diluted-as reported	$.14	$.04	$.17	$.05
Diluted-pro forma	$.13	$.03	$.14	$.02

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Executive Overview

Sales for the second quarter of 2004 grew by more than 15 percent when compared to the prior year. This represented record quarterly sales and was the strongest quarterly growth achieved by Kelly since the second quarter of 1997. We continue to be encouraged by the recent economic data, as well as the steady job growth within our own industry. The June Bureau of Labor Statistics report indicated that total nonfarm payroll employment increased by 112,000 in June following larger gains in the prior three months. Since August 2003, payroll employment has risen by 1.5 million jobs. Within our industry, temporary employment has grown by 230,000 jobs since June of 2003.

At Kelly, we have seen a similar pattern of increasing demand for temporary staffing. Three signs which we believe have signaled a recovery in the staffing industry are particularly encouraging: (1) Our light industrial business, which was the first business to respond after the recession, has continued to grow at double-digit rates; (2) Our office/clerical business grew for the third consecutive quarter; and (3) Our temporary-to-permanent conversion fees, while not yet back to pre-recession levels, are recovering. Office/clerical business and fee based income, such as placement fees and temporary-to-permanent conversion fees, tend to be cyclical in nature and typically increase when economic growth and job creation resume. Certain of these trends and developments are discussed in greater detail below.

Results of Operations

Second Quarter

Revenue from services in the second quarter of 2004 totaled $1.224 billion, an increase of 15.6% from the same period in 2003. This was the result of an increase in hours worked of 12.1% and an increase in average hourly bill rates of 3.2%. Revenue for the quarter increased in all three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (PTSA) and International.

During the past year, the U.S. dollar declined in comparison to many foreign currencies, including the euro and British pound. As a result, Kelly’s U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, second quarter revenue increased 13.4% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2004 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2003. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on second quarter revenue:

	Second Quarter Revenue
	2004	2003	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$581.5	$522.7	11.3%
PTSA	256.5	223.6	14.7
International - Constant Currency	363.2	313.3	15.9

Revenue from Services - Constant Currency	1,201.2	1,059.5	13.4
Foreign Currency Impact	23.3	—

Revenue from Services	$1,224.5	$1,059.5	15.6%

Gross profit of $198.1 million was 14.9% higher than the gross profit of $172.4 million for the same period of the prior year. The gross profit rate for the second quarter of 2004 was 16.2%, a decrease of 0.1 percentage point compared to the 16.3% rate earned for the same period in 2003. Compared to the prior year, the gross profit rates decreased in the U.S. Commercial and International business segments and increased in the PTSA business segment. The decrease in the gross profit rate was principally due to higher state unemployment taxes in the United States, to the extent not recovered through pricing actions, as well as gross profit rate decreases in Europe.

Selling, general and administrative expenses totaled $189.4 million, an increase of 11.4% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.5% in the second quarter of 2004, a 0.5 percentage point decrease compared to the 16.0% rate in the second quarter of 2003. As measured on a constant currency basis, selling, general and administrative expenses increased by 9.0%. The increase in selling, general and administrative expenses is due primarily to the growth in salaries and incentive-based compensation, as well as costs related to the implementation of Kelly StaffNet, our branch automation system. This significantly affects the year-over-year comparisons because Kelly did not grant merit increases or pay incentive-based compensation to management in 2003.

Earnings from operations in the second quarter of 2004 totaled $8.7 million, a $6.2 million increase compared to earnings from operations of $2.4 million reported for the second quarter of 2003.

Net interest expense in the second quarter of 2004 was $283 thousand compared to last year’s net interest income of $4 thousand. The change is primarily attributable to increased short-term debt levels and lower cash balances, as a result of increased working capital requirements.

The effective income tax rate in the second quarter of 2004 was 39.9%, a small increase from last year’s rate of 39.5% for the second quarter. The Company expects to utilize a 39.9% effective rate for the balance of 2004, which is a reduction from the 41.0% rate for the full year of 2003.

Second quarter net earnings totaled $5.0 million, as compared to net earnings of $1.5 million last year. Diluted earnings per share for the second quarter of 2004 were $0.14, as compared to diluted earnings per share of $0.04 for the second quarter of 2003.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $581.5 million in the second quarter of 2004, an 11.3% increase compared to the $522.7 million reported for the same period in 2003. This reflected an increase in hours worked of 9.6% and an increase in average hourly bill rates of 1.5%. On a year-over-year basis, adjusted for the shift of the Memorial Day holiday, revenue increased 12% in April, 11% in May and 11% in June. The year-over-year revenue growth trend flattened a bit as the quarter progressed. However, this primarily reflects the strategic decision to discontinue providing services to certain customers who did not accept price adjustments related to statutory state unemployment tax increases, or had unfavorable workers’ compensation experience.

U.S. Commercial Staffing revenue represented 47% of total Company revenue in the second quarter of 2004 and 49% of total Company revenue in the second quarter of 2003.

U.S. Commercial Staffing earnings from operations totaled $29.6 million in the second quarter of 2004, an increase of 27.7% compared to earnings of $23.2 million last year. This was the result of the 11.3% increase in revenue, offset by a 0.2 percentage point decrease in the gross profit rate and a 2.9% increase in expenses. The decline in the gross profit rate was principally due to higher state unemployment taxes. The Company has implemented additional pricing actions and has been successful in recovering most of these statutory increases. Workers’ compensation costs, which have negatively impacted the gross profit rate since last year, have stabilized somewhat as compared to the prior year. Selling, general and administrative expenses as a percentage of revenue were 9.5% in the second quarter of 2004 and 10.3% in the second quarter of 2003.

Professional, Technical and Staffing Alternatives

Revenue from services in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the second quarter of 2004 totaled $256.5 million, an increase of 14.7% compared to the $223.6 million reported in the second quarter of 2003. This reflected an increase in hours worked of 10.1% and an increase in average billing rates of 5.0% for the professional and technical staffing businesses. In addition, revenues in the staffing alternatives businesses, which include staff leasing and management services, increased by 6.1%. On a year-over-year basis, adjusted for the Memorial Day holiday, PTSA revenue showed accelerating growth during the second quarter, with increases of 12% for April, 15% for May and 17% for June. PTSA revenue represented 21% of total Company revenue in the second quarters of 2004 and 2003.

Nearly all of the 14 business units that make up PTSA experienced double-digit revenue growth on a year-over-year basis. Kelly Healthcare Resources and Kelly Law Registry were the leading Professional and Technical Staffing performers in the second quarter, exhibiting revenue growth in excess of 25%. Kelly HRfirst and Kelly Vendor Management Solutions were the leading Staffing Alternatives performers, with revenue growth of over 25% for the second quarter. However, two PTSA units, Kelly Home Care and Kelly Automotive Services Group experienced revenue declines during the second quarter of 2004 as compared to the prior year. Kelly Home Care customers are primarily private-pay, elderly clients. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for the second quarter of 2004 totaled $16.4 million, an increase of 27.7% from the same period in 2003. This was the result of the 14.7% increase in revenue, and a 0.3 percentage point increase in the gross profit rate, partially offset by a 11.4% increase in selling, general and administrative expenses. The increase in the gross profit rate was primarily due to stronger fee based recruitment income. The increase in selling, general and administrative expenses was primarily attributable to increased costs associated with bad debts at the Kelly Home Care business unit, volume growth in the Kelly Law Registry and Kelly Vendor Management Solutions business units and additional investments in Kelly FedSecure, the newest PTSA specialty staffing unit. Selling, general and administrative expenses as a percent of revenue were 11.9% in the second quarter of 2004 and 12.2% in the second quarter of 2003.

Fee based recruitment income, which represents approximately one percent of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

International

Translated U.S. dollar revenue from services in International for the second quarter of 2004 totaled $386.5 million, a 23.4% increase compared to the $313.3 million reported in the second quarter of 2003. This resulted from an increase in hours worked of 16.3% and an increase in the translated U.S. dollar average hourly bill rates of 5.9%. International revenue represented 32% of total Company revenue in the second quarter of 2004 and 30% in the second quarter of 2003.

On a constant currency basis, revenue increased by 15.9% and average hourly bill rates decreased by 0.4%. The decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries, such as Mexico, Russia and Malaysia, which typically have a lower bill rate. The 15.9% constant currency increase in revenue reflected a bit of a slowing from the first quarter, when year-over-year constant currency revenue was up 17.8%. Revenue growth comparisons will become more challenging in the third and fourth quarters as we anniversary exceptionally strong revenue growth in the last two quarters of 2003.

Year-over-year constant currency revenue growth was positive in all regions. The Americas increased by 16%, Asia Pacific increased by 25%, and Europe increased by 15%. In Europe, our United Kingdom/Ireland operations grew sales by more than 22% on a constant currency basis.

International earnings from operations for the second quarter totaled $1.9 million, an improvement of $2.9 million as compared to an operating loss of $1.0 million for the same period in 2003. The 23.4% increase in revenue was partially offset by a 0.5 percentage point decrease in the gross profit rate and a 14.3% increase in expenses, as measured in U.S. dollars.

The decline in the International gross profit rate is due to gross profit rate decreases in Europe, primarily in the United Kingdom. The decrease in gross profit rates experienced in the United Kingdom is due, in large part, to a shift in customer mix to larger corporate account customers which tend to have lower gross margins. The increase in U.S. dollar reported expenses is due primarily to the effect of currency rates. On a constant currency basis, second quarter expenses increased by 7.1% as compared to the prior year. Selling, general and administrative expenses as a percent of revenue were 16.6% in the second quarter of 2004, a 1.3 percentage point improvement compared to 17.9% in the second quarter of 2003.

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

Results of Operations

Year to Date

Revenue from services totaled $2.383 billion during the first six months of 2004, an increase of 15.5% from the same period in 2003. This was the result of an increase in hours worked of 11.7% and an increase in average hourly bill rates of 3.4%. Revenue increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. On a constant currency basis, revenue from services increased by 12.3%. The table below summarizes the impact of foreign exchange adjustments on revenue for the first six months of 2004:

	June Year-to-Date Revenue
	2004	2003	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$1,130.9	$1,027.0	10.1%
PTSA	495.2	445.2	11.2
International - Constant Currency	690.0	590.7	16.8

Revenue from Services - Constant Currency	2,316.1	2,062.9	12.3
Foreign Currency Impact	67.2	—

Revenue from Services	$2,383.3	$2,062.9	15.5%

Gross profit of $381.4 million was 12.9% higher than the first six months of 2003. Gross profit as a percentage of revenue was 16.0% in the first six months of 2004, which decreased 0.4 percentage point compared to the 16.4% rate recorded in the prior year. This reflected decreases in the gross profit rates of U.S. Commercial and International, partially offset by a slight increase in the gross profit rate of PTSA. The decrease in the gross profit rate was due to higher state unemployment taxes to the extent not recovered through pricing actions, and gross profit decreases in Europe.

Selling, general and administrative expenses of $370.7 million were 10.6% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.6% in the first six months of 2004, a 0.6 percentage point decrease compared to the 16.2% rate in the first six months of 2003. As measured on a constant currency basis, selling, general and administrative expenses increased 7.1%. The increase in selling, general and administrative expenses is due primarily to growth in salaries and incentive-based compensation.

Earnings from operations were $10.7 million in the first six months of 2004, a 276.6% increase compared to earnings from operations of $2.8 million for the first six months of 2003.

Net interest expense for the first six months of 2004 was $522 thousand, compared to last year’s net interest income of $126 thousand. The decrease is primarily attributable to short-term debt levels and lower cash balances as a result of increased working capital requirements.

The effective income tax rate for the first six months of 2004 was 39.9%, as compared to last year’s 39.5% rate.

Net earnings were $6.1 million, or a 240.7% increase compared to the first six months of 2003. Basic and diluted earnings per share were $0.17, an increase of 240.0% as compared to basic and diluted earnings per share of $0.05 in the first six months of 2003.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $1.131 billion for the first six months of 2004, a 10.1% increase compared to the $1.027 billion reported for the same period in 2003. This reflected an 8.8% increase in hours worked and a 1.2% increase in average hourly bill rates. U.S. Commercial Staffing revenue represented 47% of total Company revenue for the first six months of 2004 and 50% for the first six months of 2003.

U.S. Commercial Staffing earnings from operations totaled $54.0 million for the first six months of 2004 compared to earnings of $47.4 million last year, an increase of 13.9%. This was the result of the 10.1% increase in revenue, offset by a 0.5 percentage point decrease in the gross profit rate and a 3.1% increase in expenses. The decline in the gross profit rate was principally due to higher state unemployment taxes. Selling, general and administrative expenses increased 3.1% as compared to the prior year and, as a percentage of revenue, were 9.7% for the first six months of 2004 and 10.3% for the first six months of 2003.

Professional, Technical and Staffing Alternatives

Revenue from services in the PTSA segment for the first six months of 2004 totaled $495.2 million, an increase of 11.2% compared to the $445.2 million reported for the first six months of 2003. This reflected a 6.6% increase in hours worked and a 4.1% increase in average hourly bill rates in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include the staff leasing and management services business units, increased by 13.4% compared to the first six months of 2003. PTSA revenue represented 21% of total Company revenue for the first six months of 2004 and 2003.

For the first six months of 2004, Kelly Healthcare, Kelly Engineering Resources, Kelly Information Technology Resources, Kelly Law Registry, Kelly Financial Resources, Kelly Management Services, Kelly Vendor Management Services and HRfirst exhibited double-digit revenue growth as compared to the same period in 2003. However, two large PTSA units, Kelly Home Care and Kelly Automotive Services Group, experienced revenue declines during the first six months of 2004 as compared to the first six months of 2003. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for the first six months of 2004 totaled $30.5 million and increased 16.5% from the same period in 2003. This was the result of the 11.2% increase in revenue and a 0.1% increase in the gross profit rate, partially offset by a 9.5% increase in expenses. Selling, general and administrative expenses as a percent of revenue were 11.8% for the first six months of 2004 and 12.0% for the first six months of 2003. The 9.5% increase in expenses was primarily due to increased salaries and incentive-based compensation.

International

Translated U.S. dollar revenue from services in the International segment for the first six months of 2004 totaled $757.2 million, a 28.2% increase compared to the $590.7 million reported in the first six months of 2003. This resulted from an increase in hours worked of 17.7% and a 9.0% increase in the translated U.S. dollar average hourly bill rates. International revenue represented 32% of total Company revenue in the first six months of 2004 and 29% in the first six months of 2003.

On a constant currency basis, revenue increased by 16.8% and average hourly bill rates decreased by 0.7%. The year-over-year decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries which typically have a lower bill rate.

International results were earnings of $979 thousand for the first six months of 2004 compared to a loss of $4.2 million for the same period in 2003. The 28.2% increase in revenue was partially offset by a 0.7 percentage point decrease in the gross profit rate and a 17.5% increase in expenses, as measured in U.S. dollars.

The decrease in the International gross profit rate is due primarily to rate decreases in the United Kingdom. The decrease in gross profit rates experienced in the United Kingdom is due, in large part, to a shift in customer mix to larger corporate account customers which, as noted above, tend to have lower gross margins. The increase in U.S. dollar reported expenses is due primarily to increased salaries and incentive-based compensation. On a constant currency basis, expenses increased by 6.7%. Selling, general and administrative expenses as a percent of revenue were 16.9% in the first six months of 2004, a significant improvement compared to 18.5% in the first six months of 2003.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $65 million at the end of second quarter 2004, a decrease of $11 million from the $76 million at year-end 2003. As further described below, the Company generated $6 million of cash from operating activities and used $13 million of cash in investing activities and $4 million in financing activities.

Operating Activities

In the first six months of 2004, the Company generated $6 million in cash from its operating activities, as compared to $891 thousand in the first six months of 2003. Both periods were impacted by the significant growth in trade accounts receivable.

Trade accounts receivable totaled $728 million at the end of the second quarter of 2004. Global days sales outstanding at the end of the second quarter of 2004 were 54 days, which is an increase of one day as compared with the end of the second quarter in the prior year. If the economic recovery continues in 2004, the Company could experience further growth in revenue, which may require the Company to continue to fund additional increases in trade accounts receivable.

The Company’s working capital position was $392 million at the end of the second quarter of 2004, compared to $374 million at year-end 2003. The current ratio was 1.8 at the end of the second quarter of 2004 and 1.9 at year-end 2003.

Investing Activities

In the first six months of 2004, the Company used $13 million for investing activities compared to $17 million in the first six months of 2003. Capital expenditures totaled $13 million for the first six months of 2004 and $15 million for the first six months of 2003. Capital expenditures for 2004, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $27 and $29 million.

Financing Activities

In the first six months of 2004, the Company used $4 million in financing activities, compared to $10 million in the first six months of 2003. The improvement was due primarily to cash received from the exercise of employee stock options.

Short-term debt totaled $38 million at the end of the second quarter of 2004, compared to $39 million at year-end 2003. At the end of the first six months of 2004, debt represented approximately 6% of total capital.

Contractual Obligations and Commercial Commitments

The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company has no long-term debt and expects to meet its cash requirements, including possible increases in trade accounts receivable as discussed above, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

PART II. OTHER INFORMATION AND SIGNATURE

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
March 29, 2004 through May 2, 2004	245	(1)	$29.96	(1)	—	—
May 3, 2004 through May 30, 2004	377	(1)	28.73	(1)	—	—
May 31, 2004 through June 27, 2004	7,596	(1)	28.57	(1)	—	—

Total	8,218		$28.62		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing the Company to withhold the appropriate number of shares, and the Company issued to the employee the net difference between the shares issuable upon vesting and the withheld shares.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of stockholders of registrant was held April 27, 2004.

(b)     The nominees for directors, as listed in the Company’s proxy statement dated March 24, 2004, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c) A brief description and the results of the matters voted upon at the meeting follow.

(1) Election of T. E. Adderley as director:

Shares voted “For”	3,310,985
Shares voted “Withhold”	117,251

(2) Election of J. E. Dutton as director:

Shares voted “For”	3,426,028
Shares voted “Withhold”	2,208

(3) Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors:

Shares voted “For”	3,426,762
Shares voted “Against”	63
Shares abstained from voting	1,411

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 20 of this filing.

(b)	A report on Form 8-K dated July 20, 2004 was filed by the Company in July, 2004. The report was filed under Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 5, 2004

/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2004

/s/ Michael E. Debs
Michael E. Debs

Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-15(e)/15d-15(e).

31.2	Certification Pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.