Form 10-Q
period 2004-09-26
KELLY SERVICES INC
filed 2004-11-05
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-1088

KELLY SERVICES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	38-1510762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 WEST BIG BEAVER ROAD, TROY, MICHIGAN	48084
(Address of principal executive offices)	(Zip Code)

(248) 362-4444

(Registrant’s telephone number, including area code)

No Change

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At October 27, 2004, 31,749,442 shares of Class A and 3,472,598 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Revenue from services	$1,244,854	$1,097,268	$3,628,129	$3,160,182
Cost of services	1,042,486	924,661	3,044,323	2,649,619

Gross profit	202,368	172,607	583,806	510,563
Selling, general and administrative expenses	189,908	169,898	560,654	505,015

Earnings from operations	12,460	2,709	23,152	5,548
Interest (expense) income, net	(194)	(84)	(716)	42

Earnings before income taxes	12,266	2,625	22,436	5,590
Income taxes	4,894	1,121	8,952	2,292

Net earnings	$7,372	$1,504	$13,484	$3,298

Earnings per share:
Basic	$.21	$.04	$.38	$.09
Diluted	.21	.04	.38	.09
Average shares outstanding (thousands):
Basic	35,199	35,321	35,046	35,488
Diluted	35,424	35,490	35,400	35,549
Dividends per share	$.10	$.10	$.30	$.30

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(In thousands of dollars)

	Sept. 26, 2004	December 28, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$87,236	$76,378
Short-term investments	377	457
Trade accounts receivable, less allowances of $16,637 and $14,983, respectively	741,938	658,090
Prepaid expenses and other current assets	36,834	31,784
Deferred taxes	21,287	24,962

Total current assets	887,672	791,671
PROPERTY AND EQUIPMENT:
Land and buildings	57,687	57,543
Equipment, furniture and leasehold improvements	318,319	302,938
Accumulated depreciation	(204,066)	(172,359)

Total property and equipment	171,940	188,122
NONCURRENT DEFERRED TAXES	11,741	14,606
GOODWILL, NET	84,875	85,788
OTHER ASSETS	58,674	57,550

TOTAL ASSETS	$1,214,902	$1,137,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$43,109	$39,190
Accounts payable	91,458	92,265
Accrued payroll and related taxes	254,813	200,503
Accrued insurance	38,602	36,016
Income and other taxes	47,503	49,342

Total current liabilities	475,485	417,316
NONCURRENT LIABILITIES:
Accrued insurance	62,982	58,763
Accrued retirement benefits	49,274	48,025

Total noncurrent liabilities	112,256	106,788
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,693 at 2004 and 36,619,148 at 2003	36,620	36,619
Class B common stock, shares issued 3,496,173 at 2004 and 3,496,718 at 2003	3,496	3,497
Treasury stock, at cost
Class A common stock, 4,878,891 shares at 2004 and 5,319,995 at 2003	(103,204)	(112,535)
Class B common stock, 23,575 shares at 2004 and 23,475 at 2003	(626)	(623)
Paid-in capital	20,917	19,096
Earnings invested in the business	659,693	656,726
Accumulated foreign currency adjustments	10,265	10,853

Total stockholders’ equity	627,161	613,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,214,902	$1,137,737

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		39 Weeks Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Capital Stock
Class A common stock
Balance at beginning of period	$36,620	$36,619	$36,619	$36,619
Conversions from Class B	—	—	1	—

Balance at end of period	36,620	36,619	36,620	36,619
Class B common stock
Balance at beginning of period	3,496	3,497	3,497	3,497
Conversions to Class A	—	—	(1)	—

Balance at end of period	3,496	3,497	3,496	3,497
Treasury Stock
Class A common stock
Balance at beginning of period	(104,523)	(90,196)	(112,535)	(91,648)
Exercise of stock options, restricted stock awards and other	1,319	436	9,331	1,888
Purchase of treasury stock	—	(26,037)	—	(26,037)

Balance at end of period	(103,204)	(115,797)	(103,204)	(115,797)
Class B common stock
Balance at beginning of period	(626)	(578)	(623)	(511)
Purchase of treasury stock	—	(37)	(3)	(104)

Balance at end of period	(626)	(615)	(626)	(615)
Paid-in Capital
Balance at beginning of period	20,042	18,332	19,096	17,902
Exercise of stock options, restricted stock awards and other	875	72	1,821	502

Balance at end of period	20,917	18,404	20,917	18,404
Earnings Invested in the Business
Balance at beginning of period	655,841	660,438	656,726	665,759
Net earnings	7,372	1,504	13,484	3,298
Dividends	(3,520)	(3,561)	(10,517)	(10,676)

Balance at end of period	659,693	658,381	659,693	658,381
Accumulated Foreign Currency Adjustments
Balance at beginning of period	9,028	384	10,853	(12,554)
Equity adjustment for foreign currency	1,237	858	(588)	13,796

Balance at end of period	10,265	1,242	10,265	1,242

Stockholders’ Equity at end of period	$627,161	$601,731	$627,161	$601,731

Comprehensive Income
Net earnings	$7,372	$1,504	$13,484	$3,298
Other comprehensive income - Foreign currency adjustments	1,237	858	(588)	13,796

Comprehensive Income	$8,609	$2,362	$12,896	$17,094

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	39 Weeks Ended
	Sept. 26, 2004	Sept. 28, 2003
Cash flows from operating activities:
Net earnings	$13,484	$3,298
Noncash adjustments:
Depreciation and amortization	33,297	36,092
Increase in trade accounts receivable, net	(83,377)	(63,572)
Changes in other operating assets and liabilities	69,096	35,868

Net cash from operating activities	32,500	11,686

Cash flows from investing activities:
Capital expenditures	(16,665)	(20,154)
Proceeds from sales and maturities of short-term investments	480	544
Purchases of short-term investments	(400)	(453)
Increase in other assets	(769)	(2,282)

Net cash from investing activities	(17,354)	(22,345)

Cash flows from financing activities:
Increase in short-term borrowings	3,896	5,562
Dividend payments	(10,517)	(10,676)
Stock options and other	2,568	177
Purchase of treasury stock	(3)	(26,141)

Net cash from financing activities	(4,056)	(31,078)

Effect of exchange rates on cash and equivalents	(232)	1,639

Net change in cash and equivalents	10,858	(40,098)
Cash and equivalents at beginning of period	76,378	100,936

Cash and equivalents at end of period	$87,236	$60,838

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

2. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13-week and 39-week periods ended September 26, 2004 and September 28, 2003. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended		39 Weeks Ended
	2004	2003	2004	2003
Revenue from Services:
U.S. Commercial Staffing	$573,972	$535,345	$1,704,861	$1,562,319
PTSA	260,965	221,221	756,133	666,445
International	409,917	340,702	1,167,135	931,418

Consolidated Total	$1,244,854	$1,097,268	$3,628,129	$3,160,182

Earnings (Loss) from Operations:
U.S. Commercial Staffing	$29,696	$22,852	$83,654	$70,219
PTSA	16,480	11,938	46,864	38,030
International	6,199	1,672	7,317	(2,396)
Corporate Expense	(39,915)	(33,753)	(114,683)	(100,305)

Consolidated Total	$12,460	$2,709	$23,152	$5,548

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Contingencies

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at September 26, 2004 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at September 26, 2004.

4. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 39-week periods ended September 26, 2004 and September 28, 2003 were as follows:

	13 Weeks Ended		39 Weeks Ended
	2004	2003	2004	2003
Net earnings	$7,372	$1,504	$13,484	$3,298

Determination of shares (thousands):
Weighted average common shares outstanding	35,199	35,321	35,046	35,488
Effect of dilutive securities:
Stock options	165	105	252	27
Restricted awards and other	60	64	102	34

Weighted average common shares outstanding - assuming dilution	35,424	35,490	35,400	35,549

Earnings per share - basic	$.21	$.04	$.38	$.09
Earnings per share - assuming dilution	$.21	$.04	$.38	$.09

Stock options representing 1,006,000 and 1,159,000 shares, respectively, for the quarters ended September 26, 2004 and September 28, 2003, and 492,000 and 2,604,000 shares, respectively, for the nine months ended September 26, 2004 and September 28, 2003 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Stock-Based Compensation

The Company has a Performance Incentive Plan for key employees and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the 13-week and 39-week periods ended September 26, 2004 and September 28, 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended		39 Weeks Ended
	2004	2003	2004	2003
Net earnings, as reported	$7,372	$1,504	$13,484	$3,298
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	490	465	1,325	1,225
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(996)	(990)	(2,838)	(2,789)

Pro forma net earnings	$6,866	$979	$11,971	$1,734

Earnings per share:
Basic-as reported	$.21	$.04	$.38	$.09
Basic-pro forma	$.20	$.03	$.34	$.05
Diluted-as reported	$.21	$.04	$.38	$.09
Diluted-pro forma	$.19	$.03	$.34	$.05

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Executive Overview

Sales for the third quarter of 2004 grew by more than 13 percent when compared to the prior year, representing record quarterly sales. We continue to be encouraged by the recent economic data, as well as the steady job growth within the staffing industry. Gross Domestic Product growth in the United States for the second quarter was recently revised upward from 2.8% to 3.3%. The September Bureau of Labor Statistics report indicated that total nonfarm payroll employment increased by 96,000 in September. Since August 2003, payroll employment has risen by 1.8 million jobs. Within our industry, temporary employment has grown by 218,600 jobs since September of 2003.

At Kelly, we have seen a similar pattern of increasing demand for temporary staffing. Three signs which we believe have signaled a recovery in the staffing industry are particularly encouraging: (1) Our light industrial business, which was the first business to increase after the recession, has continued to grow at double-digit rates; (2) Our office/clerical business grew for the fourth consecutive quarter; and (3) Our temporary-to-permanent conversion fees, while not yet back to pre-recession levels, are recovering. Temporary staffing demand and fee based income, such as placement fees and temporary-to-permanent conversion fees, tend to be cyclical in nature and typically increase when economic growth and job creation resume. Certain of these trends and developments are discussed in greater detail below.

Results of Operations

Third Quarter

Revenue from services in the third quarter of 2004 totaled $1.245 billion, an increase of 13.5% from the same period in 2003. This was the result of an increase in hours worked of 6.6% and an increase in average hourly bill rates of 6.1%. Revenue for the quarter increased in all three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (PTSA) and International.

During the past year, the U.S. dollar declined in comparison to many foreign currencies, including the euro and British pound. As a result, Kelly’s U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, third quarter revenue increased 10.7% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2004 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2003. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on third quarter revenue:

	Third Quarter Revenue
	2004	2003	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$574.0	$535.3	7.2%
PTSA	261.0	221.2	18.0
International - Constant Currency	379.8	340.7	11.5

Revenue from Services - Constant Currency	1,214.7	1,097.3	10.7
Foreign Currency Impact	30.1	—

Revenue from Services	$1,244.9	$1,097.3	13.5%

Gross profit of $202.4 million was 17.2% higher than the gross profit of $172.6 million for the same period of the prior year. The gross profit rate for the third quarter of 2004 was 16.3%, an increase of 0.6 percentage point compared to the 15.7% rate earned for the same period in 2003. Compared to the prior year, the gross profit rates increased in all three business segments. The increase in the gross profit rate was primarily due to lower workers’ compensation costs. During the third quarter of 2003, Kelly revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, recorded additional expense of $6.4 million. The gross profit rate was also favorably impacted by higher fee based income, particularly in the International segment, offset by higher state unemployment taxes in the United States to the extent not recovered by pricing actions.

Fee based recruitment income, which represents approximately one percent of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

Selling, general and administrative expenses totaled $189.9 million, an increase of 11.8% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.3% in the third quarter of 2004, a 0.2 percentage point decrease compared to the 15.5% rate in the third quarter of 2003. As measured on a constant currency basis, selling, general and administrative expenses increased by 8.8%. The increase in selling, general and administrative expenses is due primarily to the growth in salaries and incentive-based compensation. This significantly affects the year-over-year comparisons because Kelly did not grant merit increases or award incentive-based compensation to management in 2003.

Earnings from operations in the third quarter of 2004 totaled $12.5 million, a $9.8 million increase compared to earnings from operations of $2.7 million reported for the third quarter of 2003.

Net interest expense in the third quarter of 2004 was $194 thousand, compared to last year’s net interest expense of $84 thousand. The change is primarily attributable to increased short-term debt levels, as a result of increased international working capital requirements.

The effective income tax rate in the third quarter of 2004 was 39.9%, a reduction from last year’s rate of 42.7% for the third quarter. Last year’s rate was higher because it included the impact of establishing valuation allowances for certain international tax loss carryforwards. At the beginning of the fourth quarter of 2004, the “Working Families Tax Relief Act” was signed into law. The law provides for the retroactive extension of work opportunity credits, which will reduce the Company’s full year tax rate to 38.5%. This will lower the fourth quarter effective tax rate to approximately 36% to reflect the full year benefit of the work opportunity credits.

Third quarter net earnings totaled $7.4 million, as compared to net earnings of $1.5 million last year. Diluted earnings per share for the third quarter of 2004 were $0.21, as compared to diluted earnings per share of $0.04 for the third quarter of 2003.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $574.0 million in the third quarter of 2004, a 7.2% increase compared to the $535.3 million reported for the same period in 2003. This reflected an increase in hours worked of 4.4% and an increase in average hourly bill rates of 2.6%. On a year-over-year basis, adjusted for the shift in the Labor Day holiday, revenue increased 9% in July, 7% in August and 5% in September. The year-over-year revenue growth trend slowed as the quarter progressed. This reflects the strategic decision to discontinue providing services to certain customers who did not accept price adjustments related to statutory state unemployment tax increases, or had unfavorable workers’ compensation experience. In addition, the U.S. Commercial Staffing segment faced more difficult year-over-year comparisons beginning in September.

U.S. Commercial Staffing revenue represented 46% of total Company revenue in the third quarter of 2004 and 49% of total Company revenue in the third quarter of 2003.

U.S. Commercial Staffing earnings from operations totaled $29.7 million in the third quarter of 2004, an increase of 29.9% compared to earnings of $22.9 million last year. This was the result of the 7.2% increase in revenue and a 0.7 percentage point increase in the gross profit rate, partially offset by a 4.5% increase in expenses. The increase in the gross profit rate was principally due to lower workers’ compensation costs, partially offset by higher state unemployment taxes, to the extent not recovered by pricing actions. As noted above, during the third quarter of 2003, Kelly revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, recorded additional expense. Of the total $6.4 million additional expense, $4.6 million was charged to U.S. Commercial Staffing. The increase in selling, general and administrative expenses was primarily due to the growth in salaries and incentive-based compensation. Selling, general and administrative expenses as a percentage of revenue were 9.5% in the third quarter of 2004 and 9.8% in the third quarter of 2003.

Professional, Technical and Staffing Alternatives

Revenue from services in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the third quarter of 2004 totaled $261.0 million, an increase of 18.0% compared to the $221.2 million reported in the third quarter of 2003. This reflected an increase in hours worked of 12.2% and an increase in average billing rates of 5.7% for the professional and technical staffing businesses. In addition, revenues in the staffing alternatives businesses, which include staff leasing and management services, increased by 9.9%. On a year-over-year basis adjusted for the shift in the Labor Day holiday, PTSA revenue increased 19% in July, 19% in August and 16% in September. PTSA revenue represented 21% of total Company revenue in the third quarter of 2004 and 20% in third quarter of 2003.

Nearly all of the 14 business units that make up PTSA experienced double-digit revenue growth on a year-over-year basis. Kelly Engineering Resources and Kelly Law Registry were the leading Professional and Technical Staffing performers in the third quarter, exhibiting revenue growth in excess of 25%. Kelly HRfirst and Kelly Vendor Management Solutions were the leading Staffing Alternatives performers, with revenue growth of over 25% for the third quarter. However, two PTSA units, Kelly Home Care and Kelly Automotive Services Group, experienced revenue declines during the third quarter of 2004 as compared to the prior year. Kelly Home Care customers are primarily private-pay, elderly clients. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for the third quarter of 2004 totaled $16.5 million, an increase of 38.0% from the same period in 2003. This was the result of the 18.0% increase in revenue, and a 0.3 percentage point increase in the gross profit rate, partially offset by an 11.6 % increase in selling, general and administrative expenses. The increase in the gross profit rate was primarily due to lower workers’ compensation expense and stronger fee based recruitment income. As noted above, during the third quarter of 2003, Kelly revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, recorded additional expense. Of the total $6.4 million additional expense, $1.8 million was charged to PTSA. The increase in selling, general and administrative expenses was primarily attributable to volume growth in the Kelly Law Registry and Kelly Vendor Management Solutions business units, additional investments in Kelly FedSecure, the newest PTSA specialty staffing unit, and growth in salaries and incentive-based compensation. Selling, general and administrative expenses as a percent of revenue were 11.6% in the third quarter of 2004 and 12.2% in the third quarter of 2003.

International

Translated U.S. dollar revenue from services in International for the third quarter of 2004 totaled $409.9 million, a 20.3% increase compared to the $340.7 million reported in the third quarter of 2003. This resulted from an increase in hours worked of 8.3% and an increase in the translated U.S. dollar average hourly bill rates of 10.4%. International revenue represented 33% of total Company revenue in the third quarter of 2004 and 31% in the third quarter of 2003.

On a constant currency basis, revenue increased by 11.5% and average hourly bill rates increased by 2.3%. The 11.5% constant currency increase in revenue reflected slowing from the second quarter, when year-over-year constant currency revenue was up 15.9%. Revenue growth comparisons will become more challenging in the fourth quarter because of the exceptional growth we experienced beginning in the fourth quarter of 2003.

Year-over-year constant currency revenue growth was positive in all regions. The Americas increased by 12%, Asia Pacific increased by 17%, and Europe increased by 10%. In Europe, our United Kingdom/Ireland operations grew sales by nearly 17% on a constant currency basis.

International earnings from operations for the third quarter totaled $6.2 million, an improvement of $4.5 million as compared to earnings of $1.7 million for the same period in 2003. The 20.3% increase in revenue, combined with a 0.2 percentage point increase in the gross profit rate, was partially offset by a 14.7% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The increase in the International gross profit rate is primarily due to increased fee based income, particularly in the United Kingdom, partially offset by temporary staffing gross profit rate decreases in Europe, also primarily in the United Kingdom. Fee based income showed an increase of over 40%, as measured in constant currency. The decrease in the gross profit rates experienced in the United Kingdom is due, in large part, to a shift in customer mix to larger corporate account customers which, as noted above, tend to have lower gross margins. The increase in U.S. dollar reported expenses was impacted by currency rates. On a constant currency basis, third quarter expenses increased by 5.8% as compared to the prior year. Selling, general and administrative expenses as a percent of revenue were 15.9% in the third quarter of 2004, a 0.8 percentage point improvement compared to 16.7% in the third quarter of 2003.

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

Results of Operations

Year to Date

Revenue from services totaled $3.628 billion during the first nine months of 2004, an increase of 14.8% from the same period in 2003. This was the result of an increase in hours worked of 9.9% and an increase in average hourly bill rates of 4.3%. Revenue increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. On a constant currency basis, revenue from services increased by 11.7%. The table below summarizes the impact of foreign exchange adjustments on revenue for the first nine months of 2004:

	Sept. Year-to-Date Revenue
	2004	2003	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$1,704.9	$1,562.3	9.1%
PTSA	756.1	666.4	13.5
International - Constant Currency	1,069.8	931.4	14.9

Revenue from Services - Constant Currency	3,530.8	3,160.2	11.7
Foreign Currency Impact	97.3	—

Revenue from Services	$3,628.1	$3,160.2	14.8%

Gross profit of $583.8 million was 14.3% higher than the first nine months of 2003. Gross profit as a percentage of revenue was 16.1% in the first nine months of 2004, which decreased 0.1 percentage point compared to the 16.2% rate recorded in the prior year. This reflected decreases in the gross profit rates of U.S. Commercial and International, partially offset by a slight increase in the gross profit rate of PTSA. The decrease in the gross profit rate was due to higher state unemployment taxes to the extent not recovered through pricing actions, and gross profit decreases in Europe, partially offset by lower workers’ compensation costs and improved fee based revenue.

Selling, general and administrative expenses of $560.7 million were 11.0% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.5% in the first nine months of 2004, a 0.5 percentage point decrease compared to the 16.0% rate in the first nine months of 2003. As measured on a constant currency basis, selling, general and administrative expenses increased 7.7%. The increase in selling, general and administrative expenses is due primarily to growth in salaries and incentive-based compensation.

Earnings from operations were $23.2 million in the first nine months of 2004, a 317.3% increase compared to earnings from operations of $5.5 million for the first nine months of 2003.

Net interest expense for the first nine months of 2004 was $716 thousand, compared to last year’s net interest income of $42 thousand. The change is primarily attributable to higher short-term debt levels and lower cash balances as a result of increased working capital requirements.

The effective income tax rate for the first nine months of 2004 was 39.9%, as compared to last year’s 41.0% rate. Last year’s rate was higher because it included the impact of establishing valuation allowances for certain international tax loss carryforwards. At the beginning of the fourth quarter of 2004, the “Working Families Tax Relief Act” was signed into law. The law provides for the retroactive extension of work opportunity credits, which will reduce the Company’s full year tax rate to 38.5%. This will lower the fourth quarter effective tax rate to approximately 36% to reflect the full year benefit of the work opportunity credits.

Net earnings were $13.5 million, or a 308.9% increase compared to the first nine months of 2003. Basic and diluted earnings per share were $0.38, an increase of 322.2% as compared to basic and diluted earnings per share of $0.09 in the first nine months of 2003.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $1.705 billion for the first nine months of 2004, a 9.1% increase compared to the $1.562 billion reported for the same period in 2003. This reflected a 7.3% increase in hours worked and a 1.7% increase in average hourly bill rates. U.S. Commercial Staffing revenue represented 47% of total Company revenue for the first nine months of 2004 and 49% for the first nine months of 2003.

U.S. Commercial Staffing earnings from operations totaled $83.7 million for the first nine months of 2004 compared to earnings of $70.2 million last year, an increase of 19.1%. This was the result of the 9.1% increase in revenue, partially offset by a 0.1 percentage point decrease in the gross profit rate and a 3.6% increase in selling, general and administrative expenses. The decline in the gross profit rate was principally due to higher state unemployment taxes, to the extent not recovered through pricing actions, partially offset by lower workers’ compensation costs. The increase in selling, general and administrative expenses was primarily due to the growth in salaries and incentive-based compensation. Selling, general and administrative expenses as a percentage of revenue were 9.6% for the first nine months of 2004 and 10.1% for the first nine months of 2003.

Professional, Technical and Staffing Alternatives

Revenue from services in the PTSA segment for the first nine months of 2004 totaled $756.1 million, an increase of 13.5% compared to the $666.4 million reported for the first nine months of 2003. This reflected an 8.4% increase in hours worked and a 4.7% increase in average hourly bill rates in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include the staff leasing and management services business units, increased by 12.2% compared to the first nine months of 2003. PTSA revenue represented 21% of total Company revenue for the first nine months of 2004 and 2003.

For the first nine months of 2004, nearly all PTSA business units exhibited double-digit revenue growth as compared to the same period in 2003. However, Kelly Home Care and Kelly Automotive Services Group continued to experience revenue declines during the first nine months of 2004 as compared to the first nine months of 2003. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for the first nine months of 2004 totaled $46.9 million and increased 23.2% from the same period in 2003. This was the result of the 13.5% increase in revenue and a 0.1% increase in the gross profit rate, partially offset by a 10.2% increase in selling, general and administrative expenses. The increase in the gross profit rate was primarily due to increased fee based income. The 10.2% increase in selling, general and administrative expenses was primarily due to increased salaries and incentive-based compensation. Selling, general and administrative expenses as a percent of revenue were 11.7% for the first nine months of 2004 and 12.1% for the first nine months of 2003.

International

Translated U.S. dollar revenue from services in the International segment for the first nine months of 2004 totaled $1.167 billion, a 25.3% increase compared to the $931.4 million reported in the first nine months of 2003. This resulted from an increase in hours worked of 14.3% and a 9.5% increase in the translated U.S. dollar average hourly bill rates. International revenue represented 32% of total Company revenue in the first nine months of 2004 and 30% in the first nine months of 2003.

On a constant currency basis, revenue increased by 14.9% and average hourly bill rates increased by 0.4%. International results were earnings of $7.3 million for the first nine months of 2004, compared to a loss of $2.4 million for the same period in 2003. The 25.3% increase in revenue was partially offset by a 0.3 percentage point decrease in the gross profit rate and a 16.5% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The decrease in the International gross profit rate is due primarily to rate decreases in the United Kingdom. The decrease in gross profit rates experienced in the United Kingdom is due, in large part, to a shift in customer mix to larger corporate account customers which, as noted above, tend to have lower gross margins. The increase in U.S. dollar reported expenses is due primarily to increased salaries and incentive-based compensation. On a constant currency basis, expenses increased by 6.3%. Selling, general and administrative expenses as a percent of revenue were 16.6% in the first nine months of 2004, a significant improvement compared to 17.8% in the first nine months of 2003.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $87 million at the end of third quarter 2004, an increase of $11 million from the $76 million at year-end 2003. As further described below, the Company generated $33 million of cash from operating activities and used $17 million of cash in investing activities and $4 million in financing activities.

Operating Activities

In the first nine months of 2004, the Company generated $33 million in cash from its operating activities, as compared to $12 million in the first nine months of 2003. The change is primarily due to an increase in the growth of accrued payroll and related taxes in 2004 as compared to 2003. Both periods were impacted by the significant growth in trade accounts receivable.

Trade accounts receivable totaled $742 million at the end of the third quarter of 2004. Global days sales outstanding at the end of the third quarter of 2004 were 54 days, which is an increase of one day as compared with the end of the third quarter in the prior year. If the economic recovery continues over the balance of 2004, the Company could experience further growth in revenue, which may require the Company to continue to fund additional increases in trade accounts receivable.

The Company’s working capital position was $412 million at the end of the third quarter of 2004, compared to $374 million at year-end 2003. The current ratio was 1.9 at the end of the third quarter of 2004 and year-end 2003.

Investing Activities

In the first nine months of 2004, the Company used $17 million for investing activities compared to $22 million in the first nine months of 2003. Capital expenditures totaled $17 million for the first nine months of 2004 and $20 million for the first nine months of 2003. Capital expenditures for 2004, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $25 and $27 million.

Financing Activities

In the first nine months of 2004, the Company used $4 million in financing activities, compared to $31 million in the first nine months of 2003. In 2003, the Company used $26 million to repurchase stock, primarily in the third quarter. In the first nine months of 2004, the Company repurchased an insignificant amount of stock.

Short-term debt totaled $43 million at the end of the third quarter of 2004, compared to $39 million at year-end 2003. At the end of the first nine months of 2004, debt represented approximately 6% of total capital.

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

PART II. OTHER INFORMATION AND SIGNATURES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
June 28, 2004 through August 1, 2004	185	(1)	$26.94	(1)	—	—
August 2, 2004 through August 29, 2004	4,018	(1)	25.54	(1)	—	—
August 30, 2004 through September 26, 2004	157	(1)	27.28	(1)	—	—

Total	4,360		$25.67		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing the Company to withhold the appropriate number of shares, and the Company issued to the employee the net difference between the shares issuable upon vesting and the withheld shares.

Item 6.	Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 19 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 4, 2004

/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2004

/s/ Michael E. Debs
Michael E. Debs

Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.