Form 10-K
period 2005-01-02
KELLY SERVICES INC
filed 2005-02-22
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 0-1088

KELLY SERVICES, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	38-1510762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

999 West Big Beaver Road, Troy, Michigan	48084
(Address of Principal Executive Office)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $553,532,880.

Registrant had 32,041,257 shares of Class A and 3,472,598 of Class B common stock, par value $1.00, outstanding as of February 10, 2005.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2005 Annual Meeting of Stockholders is incorporated by reference in Part III.

Dated: February 22, 2005

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History and Development of Business

Founded by William R. Kelly in 1946, Kelly Services, Inc. (“Kelly” or the “Company”) has provided staffing solutions to customers in a variety of industries throughout its 58-year history. Kelly’s range of staffing solutions and geographic coverage has grown steadily over the years to match the needs of its customers. Today, Kelly is the second largest staffing company in the United States and fifth largest in the world.

Kelly has evolved from a United States-based company concentrating primarily on traditional office services into a global staffing leader with a breadth of specialty businesses. Kelly now assigns professional and technical employees in the fields of finance and accounting, education, engineering, information technology, legal, science, health and home care.

Kelly is the world’s largest scientific staffing provider, and it ranks among the leaders in information technology, engineering and financial staffing. These specialty service lines complement Kelly’s traditional expertise in office services, call center, light industrial and electronic assembly staffing. Kelly also offers innovative staff management solutions for its customers, including staff leasing, outsourcing, consulting, recruitment and vendor management services.

Headquartered in Troy, Michigan, Kelly serves over 100,000 customers in 27 countries. Kelly provides employment for over 700,000 employees annually to a variety of customers around the globe—including more than 90 percent of the Fortune 500 companies.

Geographic Breadth of Services

Kelly offers staffing solutions to a diversified group of customers through approximately 2,600 stand-alone, customer on-site and co-located offices in the United States, the Americas (Canada, Puerto Rico and Mexico); Europe (Belgium, Denmark, France, Germany, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Russia, Spain, Sweden, Switzerland and the United Kingdom); and the Asia-Pacific region (Australia, Hong Kong, India, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand).

Description of Business Segments

Kelly’s operations are divided into three principal business segments: U.S. Commercial Staffing; Professional, Technical and Staffing Alternatives (PTSA); and International.

U.S. Commercial Staffing

Kelly’s U.S. Commercial Staffing segment includes: Kelly Office Services, offering trained employees who work in word processing and data entry, and as administrative support staff; KellyConnect, providing staff for call centers, technical support hotlines and telemarketing units; Kelly Educational Staffing, the first nationwide program supplying qualified substitute teachers; Kelly Merchandising Services, including support staff for seminars, sales and trade shows; Kelly Electronic Assembly Services, providing technicians to serve the automotive, aerospace and pharmaceutical industries; Kelly Light Industrial Services, placing staff experienced in facilities management, materials handling and more; KellySelect, a temporary to full-time service that provides both customers and temporary staff the opportunity to evaluate the relationship before making a full-time employment decision; and KellyDirect, a permanent placement service used across all business units in the U.S.

Professional, Technical and Staffing Alternatives (PTSA)

Kelly’s PTSA segment is comprised of the Professional and Technical Staffing group and the Staffing Alternatives group.

The Professional and Technical Staffing group consists of a number of industry-specific services including: Kelly Automotive Services Group, placing employees in a variety of technical, non-technical and administrative positions in major automotive manufacturers and their suppliers; Kelly Engineering Resources, supplying engineering professionals across all disciplines including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Kelly FedSecure, placing professionals across all skills in jobs requiring security clearances; Kelly Financial Resources, serving the needs of corporate finance departments, accounting firms and financial institutions with professional and support personnel; Kelly Healthcare Resources, servicing all levels of healthcare specialists and professionals to work in hospitals, ambulatory care centers, HMOs and other health insurance companies; Kelly Home Care Services, providing in-home care for the elderly, disabled and those recovering from illness or injury; Kelly IT Resources, placing information technology specialists across all IT disciplines; Kelly Law Registry, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists and legal administrators; and Kelly Scientific Resources, providing entry-level to Ph.D. professionals to a broad spectrum of scientific and clinical research industries.

The Staffing Alternatives group includes: HRfirst, specializing in human resources consulting and developing employment process outsourcing programs; Kelly HR Consulting, helping clients with strategic staffing, training, compensation and benefits; Kelly Management Services, specializing in outsourcing solutions that provide operational management of entire departments or business functions; Kelly Staff Leasing, providing clients with benefits and payroll administration services; and Kelly Vendor Management Solutions, supplying clients with an array of suppliers who provide professional, technical or commercial staffing.

International

Kelly’s International segment meets the specific needs of global customers with the full range of commercial and professional and technical staffing services that are provided in the U.S. Additional services include: KellyAssess, providing personnel assessment techniques for selection, promotion and performance management; Kelly MultiHire, recruiting and human resources services; and KellyConnect, a global call center service.

With the enlargement of the European Union, Kelly will place increased emphasis on cross-border recruitment opportunities.

Financial information regarding Kelly’s industry segments is included in Part II, Item 8 of this filing.

Business Strategy

Kelly’s temporary staffing solutions are designed to help customers meet a variety of human resources needs in a flexible, efficient and cost-effective manner. Kelly offers its customers the highest standards of quality in the staffing industry. This strong emphasis on quality is evident throughout Kelly’s business strategy, including the selection of new customers, employees and service lines.

Kelly is well equipped to understand, anticipate and respond to its customers’ evolving staffing needs. Kelly is constantly developing and optimizing innovative staffing solutions to help customers weather economic fluctuations, control costs and improve productivity.

Typically, customers turn to Kelly to staff up during peak workloads caused by predictable factors, such as inventories, special projects or vacations and non-predictable periods resulting from illness, emergency or rapidly changing economic conditions.

It has been Kelly’s mission to keep up with these challenges, define and solve specific staffing needs, thereby allowing companies the time and freedom to do what they do best – focus on their core business.

Business Operations

Service Marks

Kelly owns numerous service marks that are registered with the United States Patent and Trademark Office, the European Union Community Trademark Office and numerous individual country trademark offices.

Seasonality

Kelly’s quarterly operating results are affected by the seasonality of our customers’ businesses. Demand for staffing services historically has been lower during the first and fourth quarters as a result of holidays, and typically increases during the second and third quarters of the year.

Working Capital

Kelly believes there are no unusual or special working capital requirements in the staffing services industry.

Customers

Kelly is not dependent on any single customer, or a limited segment of customers. Kelly’s largest single customer accounted for approximately 5 percent of total revenue in 2004.

Government Contracts

Although Kelly conducts business under various federal, state and local government contracts, they do not account for a significant amount of the business.

Competition

The worldwide temporary staffing industry is very competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and more than 20,000 smaller organizations compete in varying degrees at local levels. Additionally, several similar companies compete in foreign markets. In 2004, Kelly’s largest competitors were Adecco, S.A., Manpower, Inc., Randstad Holding N.V., Vedior N.V., Spherion Corporation and CDI Corporation.

Key factors that influence Kelly’s success are geographic coverage, breadth of service, quality of service and price.

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

In summary, Kelly expects that the level of competition within the staffing services industry will remain high—a factor that could limit its ability to increase or maintain market share and profitability.

Environmental Concerns

Because Kelly is involved in a service business, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact Kelly.

Employees

Kelly employs approximately 1,200 people at its corporate headquarters in Troy, Michigan, and approximately 7,200 staff members in its international network of company-owned branch offices. In 2004, Kelly assigned over 700,000 temporary employees with a variety of customers around the globe.

While services may be provided inside the facilities of customers, Kelly remains the employer of its temporary employees. Kelly maintains responsibility for employee assignments, the employer’s share of all applicable payroll taxes and the administration of the employee’s share of such taxes.

Foreign Operations

For information regarding sales, earnings from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in the Segment Disclosures note to our consolidated financial statements, presented in Part II, Item 8 of this report.

Risk Factors

Highly Competitive Markets

The worldwide staffing services market is highly competitive with limited barriers to entry. Kelly competes in global, national, regional and local markets with full-service and specialized temporary staffing companies. In addition to Kelly, several competitors, including Adecco, Manpower, Randstad, Vedior, Spherion and CDI, have very substantial marketing and financial resources. Price competition in the staffing industry is significant, particularly for the provision of office clerical and light industrial personnel, and pricing pressures from competitors and customers are increasing. Kelly expects that the level of competition will remain high, which could limit Kelly’s ability to maintain or increase its market share or profitability.

Fluctuations in General Economic Conditions

Demand for staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the other countries in which Kelly operates. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their use of temporary employees before laying off full-time employees. Kelly may also experience more competitive pricing pressure during periods of economic downturn. Any significant economic downturn could have a material adverse impact on Kelly’s profitability.

Ability to Attract and Retain Qualified Candidates

Kelly depends upon its ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of its customers. Kelly must continually evaluate its base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is constant, and demand for such individuals is expected to remain very strong for the foreseeable future. There is always uncertainty whether qualified personnel will continue to be available to Kelly in sufficient numbers and on terms of employment acceptable to Kelly.

Liabilities for Customer and Employee Actions

Temporary staffing services providers employ and assign people generally in the workplace of other businesses. Attendant risks of such activities include possible claims of discrimination and harassment, employment of illegal aliens, violations of wage and hour requirements and errors and omissions of its temporary employees, particularly for the actions of professionals (e.g., attorneys, accountants and scientists). Misuse of customer proprietary information, misappropriation of funds, other criminal activity and other similar claims are also attendant risks.

Kelly has policies in place to help reduce its exposure to these risks and has purchased insurance policies against certain risks in amounts that it believes to be adequate. Although Kelly historically has not had any material losses resulting from these risks, there can be no assurance that Kelly will not experience such losses in the future or that Kelly’s insurance will remain available on reasonable terms or be sufficient in amount or scope to cover any such liability.

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

Foreign Currency Fluctuations

Kelly’s operations are conducted in 26 countries outside the U.S. Kelly’s local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in Kelly’s consolidated financial statements. Exchange rates for currencies of these countries may fluctuate in relation to the U.S. dollar and such fluctuations may have an adverse or favorable effect on Kelly’s operating results when translating foreign currency into U.S. dollars.

Stock Price Fluctuations

Kelly’s stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors,” many of which are beyond Kelly’s control. These factors include actual or anticipated variations in quarterly operating results; announcements of new services by Kelly or its competitors; announcements relating to strategic relationships or acquisitions; changes in financial estimates by securities analysts; and changes in general economic conditions. Because of this, Kelly may fail to meet or exceed the expectations of its shareholders or of securities analysts, and its stock price could fluctuate as a result.

Concentration of Ownership

Terence E. Adderley, Chairman and Chief Executive Officer, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 92.6% of outstanding Kelly Class B common stock, which is the only class of stock entitled to voting rights. Mr. Adderley is therefore able to exercise voting control of the Company with respect to matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Access to Company Information

Kelly electronically files the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Kelly makes available, free of charge, through its website, and by responding to requests addressed to its director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Kelly’s website address is: www.kellyservices.com. The information contained on the website, or on other websites linked to the website, is not part of this document.

ITEM 2. PROPERTIES.

Kelly Services owns its headquarters in Troy, Michigan, where corporate, subsidiary and divisional offices are currently located. The original headquarters building was purchased in 1977. Headquarters operations were expanded into additional buildings purchased in 1991, 1997 and 2001.

The combined usable floor space in the headquarters complex is approximately 350,000 square feet, and an additional 63,000 square feet is leased nearby. Kelly’s buildings are in good condition and are currently adequate for their intended purpose and use. The Company owns undeveloped land in Troy and Northern Oakland County, Michigan, for possible future expansion.

Branch office business is conducted in leased premises and a majority of leases are for fixed terms, generally five years in the U.S. and 5 to 10 years outside the U.S. Kelly owns virtually all of its office furniture and the equipment used in corporate headquarters and branch offices.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company’s management, adequate provision has been made for losses that are likely to result from these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

Kelly’s stock is traded on the Nasdaq National Market System under the symbols “KELYA” and “KELYB.” The high and low selling prices for the Class A common stock and Class B common stock as quoted by the Nasdaq Stock Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004
Class A common
High	$30.99	$32.25	$29.80	$31.27	$32.25
Low	27.17	27.05	25.26	25.86	25.26

Class B common
High	31.50	32.74	29.42	31.00	32.74
Low	27.25	26.50	25.53	26.00	25.53

Dividends	.10	.10	.10	.10	.40

2003
Class A common
High	$25.64	$25.90	$27.26	$29.70	$29.70
Low	19.01	21.31	23.30	24.20	19.01

Class B common
High	26.41	26.35	27.49	29.63	29.63
Low	19.68	21.87	24.04	25.75	19.68

Dividends	.10	.10	.10	.10	.40

Holders

The number of holders of record and individual participants of the Class A and Class B common stock of the Company were 5,701 and 536, respectively, as of February 10, 2005.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
September 27, 2004 through October 31, 2004	22	(1)	$26.76	(1)	—	—
November 1, 2004 through November 28, 2004	5,313	(1)	28.43	(1)	—	—
November 29, 2004 through January 2, 2005	80	(1)	31.16	(1)	—	—

Total	5,415		$28.46		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing the Company to withhold the appropriate number of shares, and the Company issued to the employee the net difference between the shares due upon vesting and the withheld shares.

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

(In millions except per share amounts)	2004 (1)	2003	2002	2001	2000	1999
Revenue from services (2)	$4,984.1	$4,325.2	$4,056.9	$4,005.9	$4,250.7	$4,076.3
Earnings before taxes (3)	34.6	8.7	30.8	27.6	145.3	143.7
Net earnings	22.1	5.1	18.6	16.5	87.2	85.1

Per share data:
Basic earnings per share	0.63	0.14	0.52	0.46	2.44	2.37
Diluted earnings per share	0.62	0.14	0.52	0.46	2.43	2.36

Dividends per share
Classes A and B common	0.40	0.40	0.40	0.85	0.99	0.95

Working capital	408.3	374.4	352.2	322.0	336.2	344.7
Total assets	1,247.4	1,137.7	1,072.1	1,039.4	1,089.6	1,033.7

(1)	Fiscal year included 53 weeks.
(2)	As discussed in Note 1 to the financial statements, beginning in 2003, the Company changed its method of reporting revenue for its Kelly Staff Leasing subsidiary. As a result, KSL worksite employee payroll costs were excluded from both revenue from services and cost of services, with no impact on gross profit or net earnings. Revenue from services and cost of services were reclassified for all prior periods for comparability. The effect of this change was to reduce revenue from services and cost of services as follows: $266.5 million in 2002, $251.0 million in 2001, $236.6 million in 2000 and $192.8 million in 1999.
(3)	In accordance with SFAS No.142, the Company eliminated goodwill amortization beginning in 2002. Goodwill amortization included in earnings before taxes was $2.7 million in 2001, $2.0 million in 2000 and $1.8 million in 1999.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We believe that 2004 was a very good year for the economy, for the staffing industry and for Kelly Services. Economic conditions strengthened, both in the United States and abroad. In the U.S., over two million new jobs were created, nearly 10% of which were accounted for by temporary staffing. The unemployment rate improved to 5.4% and G.D.P growth accelerated as compared to the prior year. The global economy also posted impressive gains growing at the fastest rate since 1976. Worldwide employment also grew, with temporary employment in Europe growing faster than employment in general.

Sales improved in all three of Kelly’s business segments and across virtually all of our service offerings. Fee income increased sharply both in temporary-to-permanent and direct placement, an important confirmation that business confidence is building and permanent hiring is increasing.

With the recession behind us, we re-engaged our strategic growth plan and resumed filling out our branch network. Our U.S. Commercial Staffing segment continued to expand its product offerings. Our PTSA segment expanded Professional and Technical businesses into more countries. And, our International segment resumed geographic expansion, opening in Hungary, our 27th country.

Kelly Services returned to double-digit sales growth, set a new sales record, controlled expenses, improved operating efficiencies, quadrupled earnings and continued to invest for the longer term.

Results of Operations

2004 versus 2003

Revenue from services for 2004 totaled $4.984 billion, an increase of 15.2% from 2003. This was the result of an increase in hours worked of 9.8% and an increase in average hourly bill rates of 4.9%. Revenue from services increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International.

During the past year, the U.S. dollar declined in comparison to many foreign currencies, including the euro and British pound. As a result, Kelly’s U.S. dollar translated revenue from services was higher than would have otherwise been reported. On a constant currency basis, 2004 revenue from services increased 12.3% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2004 on a 53-week reported basis:

	Revenue from Services
	2004 (53 weeks)	2003 (52 weeks)	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$2,327.9	$2,131.5	9.2%
PTSA	1,033.4	895.0	15.5
International - Constant Currency	1,493.8	1,298.6	15.0

Revenue from Services - Constant Currency	4,855.2	4,325.2	12.3
Foreign Currency Impact	128.9	—

Revenue from Services	$4,984.1	$4,325.2	15.2%

In addition, the 2004 fiscal year includes a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. On a constant currency adjusted 52-week basis, revenue increased 10.9%. Management believes these measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations and the extra week included in the 2004 fiscal year. Constant currency results are calculated by translating the current year results at prior year average exchange rates. Adjusted 52-week revenue is calculated by excluding the last week of the 2004 fiscal year. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2004 on a 52-week adjusted basis:

	Revenue from Services
	2004			2003
	Reported Revenue 53 Weeks	Less: 53rd Week Revenue	Adjusted Revenue 52 Weeks	Reported Revenue 52 Weeks	% Change
U.S. Commercial Staffing	$2,327.9	$29.9	$2,298.0	$2,131.5	7.8%
PTSA	1,033.4	13.6	1,019.9	895.0	14.0
International - constant currency	1,493.8	17.1	1,476.8	1,298.6	13.7

Revenue from services -constant currency	4,855.2	60.6	4,794.6	4,325.2	10.9
Foreign currency impact	128.9	1.2	127.7

Revenue from services	$4,984.1	$61.7	$4,922.3	$4,325.2	13.8%

Gross profit of $798.5 million was 14.6% higher than 2003. Gross profit as a percentage of revenues was 16.0% in 2004, and decreased 0.1 percentage point compared to the 16.1% rate recorded in the prior year. This reflected decreases in the gross profit rates of PTSA and International, partially offset by an increase in the gross profit rate of U.S. Commercial Staffing. The decrease in the gross profit rate was due to higher state unemployment taxes, to the extent not fully recovered through pricing actions and temporary staffing gross profit rate decreases in Europe, partially offset by lower workers’ compensation costs and improved fee based recruitment income.

The decrease in workers’ compensation costs compared to 2003 resulted from favorable comparisons to last year. In 2003, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, recorded additional expense of $11.7 million. State unemployment taxes are expected to continue to increase in 2005; however, the Company has been recovering most of these additional costs by re-pricing customer contracts.

Fee based recruitment income, which represents approximately one percent of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

Selling, general and administrative expenses of $763.0 million were 10.9% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenues were 15.3% in 2004, a 0.6 percentage point decrease compared to the 15.9% rate in 2003. As measured on a constant currency basis, selling, general and administrative expenses increased 7.7% compared to the prior year. The increase in selling, general and administrative expenses is due primarily to growth in salaries, retirement programs and incentive-based compensation.

Net interest expense for 2004 was $861 thousand, compared to $77 thousand in 2003. The change is primarily attributable to higher average short-term debt levels and lower average cash balances as a result of increased working capital requirements.

Earnings before taxes were $34.6 million, an increase of 299.9% from 2003. Earnings before taxes averaged 0.7% of revenues in 2004 and 0.2% of revenues in 2003. The effective income tax rate for 2004 was 36.1%, a decrease from last year’s rate of 41.0%. Last year’s rate was higher primarily because it included the impact of establishing valuation allowances for certain international tax loss carryforwards.

Net earnings in 2004 were $22.1 million, or a 333.1% increase compared to 2003. Basic earnings per share in 2004 were $0.63 and diluted earnings per share in 2004 were $0.62, as compared to basic and diluted earnings per share of $0.14 in 2003.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $2.328 billion for the 53 weeks in 2004, a 9.2% increase compared to the $2.132 billion reported for the 52 weeks in 2003. This reflected a 6.8% increase in hours worked and a 2.2% increase in average hourly bill rates. Year-over-year revenue comparisons reflect increases of: 8.9% in the first quarter, 11.3% in the second quarter, 7.2% in the third quarter and 9.5% in the fourth quarter. On an adjusted 52-week basis, revenue from services increased 7.8% year over year and on an adjusted 13-week basis, fourth quarter revenue from services increased 4.2% year over year.

U.S. Commercial Staffing revenue from services represented 47% of total Company revenue from services for 2004 and 49% for 2003.

U.S. Commercial Staffing earnings from operations totaled $120.0 million for 2004 compared to earnings of $93.4 million last year, an increase of 28.4%. The increase in earnings from operations was primarily attributable to the 9.2% increase in revenue and a 0.2 percentage point increase in the gross profit rate, partially offset by a 2.1% increase in selling, general and administrative expenses. The increase in the gross profit rate was primarily due to lower workers’ compensation costs and higher fee-based income, partially offset by higher state unemployment taxes, to the extent not fully recovered through pricing actions. Of the $11.7 million additional workers’ compensation charge in 2003 reported above, $9.7 million was charged to U. S. Commercial Staffing.

Selling, general and administrative expenses increased by 2.1% as compared to the prior year and, as a percentage of revenues, were 9.4% for 2004 and 10.1% for 2003. The increase in selling, general and administrative expenses was due primarily to the growth in salaries, retirement programs and incentive-based compensation.

Professional, Technical and Staffing Alternatives

Revenue from services in the PTSA segment for the 53 weeks in 2004 totaled $1.033 billion, an increase of 15.5% compared to the $895.0 million reported for the 52 weeks in 2003. This reflected a 10.8% increase in hours worked and a 5.3% increase in average hourly bill rates in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include staff leasing, management services, HRfirst and vendor management services, increased by 4.9% compared to 2003. Year-over-year revenue comparisons reflect increases of: 7.7% in the first quarter, 14.7% in the second quarter, 18.0% in the third quarter and 21.3% in the fourth quarter. On an adjusted 52-week basis, revenue from services increased 14.0% year over year and on an adjusted 13-week basis, fourth quarter revenue from services increased 15.4% year over year.

PTSA revenues from services represented 21% of total Company revenues in 2004 and 2003.

During 2004, nearly all PTSA business units exhibited double-digit revenue growth as compared to 2003. Kelly Law Registry, Kelly Engineering Resources, HRfirst and Vendor Management Services reported particularly strong growth. However, Kelly Home Care, Kelly Automotive Services Group and Kelly Staff Leasing experienced revenue declines during 2004 as compared to the prior year. The decrease in Kelly Automotive Services group was consistent with the industry trend in its staffing sector. The revenue decline at Kelly Staff Leasing reflects intended changes in customer mix to properly position this business unit with a stronger customer base in 2005.

PTSA earnings from operations for 2004 totaled $63.0 million and increased 19.2% from the same period in 2003. This was the result of the 15.5% increase in revenue from services, partially offset by a 0.4 percentage point decrease in the gross profit rate and a 9.5% increase in selling, general and administrative expenses. The decrease in the gross profit rate was primarily due to decreases in the Kelly Home Care business unit and higher workers’ compensation expense in the Kelly Staff Leasing business unit. The 9.5% increase in selling, general and administrative expenses was primarily due to increased salaries and incentive-based compensation. Selling, general and administrative expenses as a percent of revenues were 11.6% for 2004 and 12.2% for 2003.

International

Translated U.S. dollar revenue from services in the International segment for the 53 weeks in 2004 totaled $1.623 billion, a 25.0% increase compared to the $1.299 billion reported for the 52 weeks in 2003. This resulted from an increase in hours worked of 14.1% and a 9.2% increase in the translated U.S. dollar average hourly bill rates. International revenue from services represented 32% of total Company revenues in 2004 and 30% in 2003.

On a constant currency basis, revenue from services increased 15.0%. On an adjusted 52-week constant currency basis, revenue from services in the International segment increased 13.7%. Average hourly bill rates increased 0.6% on a constant currency basis. The year-over-year increase in average hourly bill rates, on a constant currency basis, is primarily due to stronger average hourly bill rates in the Asia-Pacific region. Constant currency year-over-year revenue comparisons reflect increases of: 17.8% in the first quarter, 15.9% in the second quarter, 11.5% in the third quarter and 15.5% in the fourth quarter. On an adjusted 13-week constant currency basis, fourth quarter revenue from services increased 10.8%.

The strong improvements realized in revenue were caused by both a general economic recovery in most countries, and Kelly’s particular focus on revenue growth. Fourth quarter and total-year revenue growth was positive in all regions: the Americas, UK/Ireland, continental Europe and Asia-Pacific. Additionally, fee-based income in the International segment experienced year-over-year growth of 36% on a 53-week basis.

International earnings totaled $12.8 million for 2004, compared to a loss of $751 thousand for 2003. The 25.0% increase in revenue from services was partially offset by a 0.4 percentage point decrease in the gross profit rate and a 16.2% increase in expenses, as measured in U.S. dollars. International results generally improved as the year progressed. The segment recorded a loss of $888 thousand in the first quarter, income of $2.0 million in the second quarter, income of $6.2 million in the third quarter and income of $5.5 million in the fourth quarter.

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

The increase in U.S. dollar reported expenses is due primarily to increased salaries and incentive-based compensation. On a constant currency basis, expenses increased by 6.5%. Selling, general and administrative expenses as a percent of revenue were 16.3% in 2004, compared to 17.5% in 2003.

Results of Operations

2003 versus 2002

Revenue from services for 2003 totaled $4.325 billion, an increase of 6.6% from 2002. This was the result of an increase in hours worked of 4.3% and an increase in average hourly bill rates of 1.9%. Revenue from services increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. During 2003, the U.S. dollar declined in comparison to many foreign currencies, including the euro and British pound. As a result, Kelly’s U.S. dollar translated revenue from services was higher than would have otherwise been reported. On a constant currency basis, 2003 revenue from services increased 3.3% as compared with 2002. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2003:

	Revenue from Services
	2003	2002	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$2,131.5	$2,104.6	1.3%
PTSA	895.0	870.4	2.8
International - Constant Currency	1,164.8	1,082.0	7.7

Revenue from Services - Constant Currency	4,191.4	4,056.9	3.3
Foreign Currency Impact	133.8	—

Revenue from Services	$4,325.2	$4,056.9	6.6%

Gross profit of $696.6 million was 0.6% higher than 2002. Gross profit as a percentage of revenues was 16.1% in 2003, which decreased 1.0 percentage point compared to the 17.1% rate recorded in 2002. This reflected decreases in the gross profit rates of all three business segments. The decrease in the gross profit rate was primarily due to higher workers’ compensation costs and, to the extent not recovered through pricing actions, higher payroll taxes. During 2003, primarily as a result of higher than expected medical inflation rates, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, recorded additional expense of $11.7 million.

Selling, general and administrative expenses of $687.9 million were 3.9% higher than 2002. Selling, general and administrative expenses expressed as a percentage of revenues were 15.9% in 2003, a 0.4 percentage point decrease compared to the 16.3% rate in 2002. As measured on a constant currency basis, selling, general and administrative expenses increased 0.1% compared to 2002. Higher marketing expenses and costs associated with the implementation of Kelly StaffNet, the Company’s new branch automation system, have been offset by lower incentive-based compensation and retirement program costs. In addition, 2002 expenses included additional costs related to the Company’s information technology programs and a loss related to the Company’s equity investment in itiliti, an internet-based vendor management software provider.

Net interest expense for 2003 was $77 thousand, compared to net interest income of $362 thousand in 2002. The change is primarily attributable to lower cash balances and lower interest rates earned on the cash balances.

Earnings before taxes were $8.7 million, a decrease of 71.8% from 2002. Earnings before taxes averaged 0.2% of revenues in 2003 and 0.8% of revenues in 2002. The effective income tax rate for 2003 was 41.0%, a small increase from 2002’s rate of 39.6%. The net increase is attributable to valuation allowances established for certain international tax loss carryforwards, partially offset by the favorable settlement of prior years’ tax audits.

Net earnings were $5.1 million, or a 72.5% decrease compared to 2002. Basic and diluted earnings per share were $0.14, a decrease of 73.1% as compared to basic and diluted earnings per share of $0.52 in 2002.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $2.132 billion in 2003, a 1.3% increase compared to the $2.105 billion reported for the same period in 2002. This reflected a 0.5% increase in hours worked and a 0.8% increase in average hourly bill rates. Year-over-year revenue comparisons were: up 4.9% in the first quarter, down 0.7% in the second quarter, down 2.6% in the third quarter and up 4.0% in the fourth quarter. Year-over-year revenue growth strengthened month by month over the course of the fourth quarter.

U.S. Commercial Staffing revenue from services represented 49% of total Company revenue from services for 2003 and 52% for 2002.

U.S. Commercial Staffing earnings from operations totaled $93.4 million for 2003 compared to earnings of $118.7 million in 2002, a decrease of 21.3%. The decrease in earnings from operations was primarily attributable to a 1.4 percentage point decrease in the gross profit rate partially offset by the 1.3% increase in revenue. The decrease in the gross profit rate was primarily the result of higher workers’ compensation costs. As noted above, the Company revised its estimate of the cost of outstanding workers compensation claims and, accordingly, recorded additional expense in 2003. Of the total $11.7 million additional workers’ compensation expense, $9.7 million was charged to U.S. Commercial Staffing. Higher state unemployment taxes, to the extent not recovered through pricing actions and, to a lesser extent, shifts in customer and service line mix to lower gross profit business also reduced the segment gross profit rate.

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

Selling, general and administrative expenses increased by 0.6% as compared to 2002 and, as a percentage of revenues, were 10.1% for both 2003 and 2002. The increase in selling, general and administrative expenses was due primarily to the impact of the Company’s ongoing deployment of new front office systems in part offset by lower field bonus costs and decreases in the cost of retirement programs.

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

Results varied among the 14 business units that comprise PTSA. During 2003, Kelly Financial Resources, Kelly Law Registry, Kelly HRfirst, Kelly Management Services and Kelly Vendor Management all exhibited double digit sales growth as compared to 2002. Kelly Healthcare, Kelly Staff Leasing, Kelly Information Technology Resources and Kelly Automotive Services Group also maintained positive revenue growth. However, three large PTSA units, Kelly Scientific Resources, Kelly Home Care and Kelly Engineering Resources, experienced revenue declines during 2003 as compared to 2002. These decreases, however, were consistent with industry trends in their staffing sectors.

PTSA earnings from operations for 2003 totaled $52.9 million and increased 4.2% from the same period in 2002. This was the result of the 2.8% increase in revenue from services partially offset by a 0.2 percentage point decrease in the gross profit rate and a 0.7% increase in expenses. The decrease in the gross profit rate was primarily the result of higher workers’ compensation costs. PTSA was also impacted by higher workers’ compensation expense, primarily due to Kelly Staff Leasing. PTSA’s share of the total $11.7 million additional charge for workers’ compensation was $2.0 million. Selling, general and administrative expenses as a percent of revenues were 12.2% for 2003 and 12.5% for 2002.

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

On a constant currency basis, revenue from services increased 7.7% and average hourly bill rates decreased 3.9%. The year-over-year decrease in average hourly bill rates, on a constant currency basis, is due primarily to a shift in mix of hours worked to countries such as Mexico, Russia and Malaysia, which typically have lower average bill rates.

The strong improvements realized in revenue were caused by both a general economic recovery in most countries, and Kelly’s particular focus on sales growth. Fourth quarter sales growth was positive in all regions: the Americas, UK/Ireland, continental Europe and Asia-Pacific.

During the fourth quarter, consistent with the third quarter, revenue grew by 11% in the Americas as compared with 2002. However, unlike the third quarter where growth was primarily fueled by Mexico, the fourth quarter saw stronger revenue growth in Canada and Puerto Rico as well.

In our U.K./Ireland operations, sales accelerated significantly during the second half of the year and revenues for the fourth quarter increased 30% year over year. The increase in revenue was primarily due to new staffing accounts added throughout the year. In addition, our fee-based recruiting businesses showed encouraging signs of improvement during the fourth quarter with year-over-year growth of 20%.

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

International reported a loss of $751 thousand for 2003, compared to earnings of $5.2 million for 2002. The 20.0% increase in revenue from services was more than offset by a 1.2 percentage point decrease in the gross profit rate and a 15.7% increase in expenses, as measured in U.S. dollars. International results continued to improve as the year progressed. The segment recorded a loss of $3.1 million in the first quarter, a loss of $1.0 million in the second quarter, income of $1.7 million in the third quarter and income of $1.6 million in the fourth quarter.

The decrease in the International gross profit rate was due to rate decreases in the United Kingdom and France, as well as the effect of lower fee-based income on a constant currency basis. The increase in U.S. dollar reported expenses was due primarily to the effect of currency rates. On a constant currency basis, expenses increased by 3.0%.

Financial Condition

Historically, Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $88 million at the end of 2004, an increase of $12 million from the $76 million at year-end 2003 and a decrease of $13 million from the $101 million at year-end 2002. As further described below, during 2004, the Company generated $59 million of cash from operating activities and used $36 million of cash in investing activities and $14 million in financing activities.

Operating Activities

In 2004, the Company generated $59 million in cash from its operating activities, as compared to $31 million in 2003 and $90 million in 2002. The most significant reason for the change in cash generated from operations, in addition to the increase in net earnings, was that trade accounts receivable grew at a slower rate in 2004 versus 2003, but at a faster rate in comparison to 2002. Additionally, accrued payroll and related taxes grew at higher rate than 2003 or 2002.

Trade accounts receivable totaled $727 million at the end of 2004. Global days sales outstanding, calculated on an annual basis, were 54 days for 2004, which is an improvement of one day as compared with the prior year.

The Company’s working capital position was $408 million at the end of 2004, an increase of $34 million from year-end 2003 and an increase of $56 million from 2002. The current ratio was 1.8 at the end of 2004, as compared with 1.9 at year-end 2003 and 2.0 at year-end 2002.

Investing Activities

In 2004, the Company used $36 million for investing activities, compared to $33 million in 2003 and $37 million in 2002. Capital expenditures for 2004 totaled $36 million, up 18% from the $30 million spent in 2003 and up 6% from the $33 million spent in 2002. Included in the total for 2004 is $7.4 million for software licenses related to the multi-year implementation of Peoplesoft payroll, billing and financial systems. Capital spending in 2005 is expected to total between $32 and $36 million.

Financing Activities

In 2004, the Company used $14 million in financing activities, as compared to $26 million in 2003 and $38 million in 2002. In 2004, the Company repurchased an insignificant amount of stock, compared to $26 million in 2003 and $13 million in 2002.

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

Short-term debt totaled $34 million at year-end 2004, compared to $39 million at year-end 2003 and $25 million at year-end 2002. At the end of 2004, debt represented approximately 5% of total capital.

As of year-end 2004, the Company had $92 million of committed unused credit facilities. In June 2003, the Company entered into a $125 million three-year, unsecured multi-currency revolving credit facility which may be used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under this facility is 60 basis points over local LIBOR. At year-end 2004, the Company had additional uncommitted one-year credit facilities totaling $29 million, under which the Company had borrowed $1 million.

In February 2005, the Company borrowed $18 million under a new yen-denominated, short-term loan agreement. The proceeds from this loan were used to purchase a less-than-five-percent interest in TempStaff, a private Japanese staffing company.

The Company intends to continue its expansion program, adding one or two new countries or service lines each year by organic growth and small strategic acquisitions. Targeted countries/areas include, Japan, Eastern Europe and South America.

Dividends paid per common share were $.40 in 2004, 2003 and 2002.

Contractual Obligations and Commercial Commitments

Summarized below are the Company’s obligations and commitments to make future payments as of year-end 2004:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$164,700	$46,600	$67,400	$34,000	$16,700
Short-term borrowings	34,300	34,300	—	—	—
Accrued insurance	91,700	33,200	30,300	12,400	15,800
Accrued retirement benefits	56,500	5,600	13,600	17,400	19,900
Purchase obligations	26,400	24,800	1,600	—	—

Total	$373,600	$144,500	$112,900	$63,800	$52,400

The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company continues to carry no long-term debt and expects to meet its cash requirements principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of year-end 2004, 2003 and 2002, the allowance for uncollectible accounts receivable was $16.2 million, $15.0 million and $12.5 million, respectively.

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

Management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation was $91.7 million, $94.8 million and $73.5 million at year-end 2004, 2003 and 2002, respectively.

Goodwill

Goodwill is tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Should circumstances change or events occur to indicate that the fair market value of the reporting unit has fallen below its book value, management must then compare the estimated fair value of goodwill to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income.

We completed our impairment tests during the fourth quarter of the 2004, 2003 and 2002 fiscal years and determined that goodwill is not impaired. This test required comparison of our estimated fair value to our book value of goodwill. The estimated fair value was based on a discounted cash flows analysis. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our balance sheet. At year-end 2004, 2003 and 2002, total goodwill amounted to $94.7 million, $85.8 million and $80.3 million, respectively.

Income Taxes

Income tax expense is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals when, despite our belief that reported taxable income is fully supportable, we believe that challenges are probable and that we may not succeed. We adjust these accruals in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of accrual provisions and changes to accruals that we consider appropriate, as well as related interest. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

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

New Accounting Pronouncements

See Note 14 to the Financial Statements in Part II, Item 8 for a description of new accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 26 of this filing and are presented in pages 27-49.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the financial statements on page 27 of this filing.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent auditors of the Company’s financial statements, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 28 of this filing.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors and Executive Officers of the registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), Certain Relationships and Related Transactions (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant” and “Code of Business Conduct and Ethics,” which are included on page 22, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 23, (Item 12), is to be included in a definitive proxy statement filed by the Company not later than 120 days after the close of its fiscal year and such proxy statement, when filed, is incorporated herein by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since (1)	Business Experience During Last 5 Years
Terence E. Adderley Chairman and Chief Executive Officer	71	1961	Served as officer of the Company.

Carl T. Camden President and Chief Operating Officer	50	1995	Served as officer of the Company.

Michael L. Durik Executive Vice President and Chief Administrative Officer	56	1999	Served as officer of the Company.

William K. Gerber Executive Vice President and Chief Financial Officer	51	1998	Served as officer of the Company.

Daniel T. Lis Senior Vice President, General Counsel and Corporate Secretary	58	2003	Served as General Counsel of Bank One, Michigan and predecessors from 1987-2000.

(1)	Each officer serves continuously until termination of employment or removal by the Board of Directors.

CODE OF BUSINESS CONDUCT AND ETHICS.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (collectively, the “Selected Officers”). The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 50. The Company has posted the Code of Business Conduct and Ethics and intends to post any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at www.kellyservices.com.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table shows the number of securities of the Company that can be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of the fiscal year end for 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	2,574,000	$26.48	818,000

Equity compensation plans not approved by security holders (3)	—	—	—

Total	2,574,000	$26.48	818,000

(1)	The equity compensation plans of the Company approved by the Company’s security holders include the Company’s Performance Incentive Plan and the Company’s Non-Employee Director Stock Option Plan.

The number of securities to be issued upon exercise of outstanding options, warrants and rights excludes 222,000 of restricted stock awards granted to employees and not yet vested at January 2, 2005.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial statements -

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Statements of Earnings for the three fiscal years ended January 2, 2005

Statements of Cash Flows for the three fiscal years ended January 2, 2005

Balance Sheets at January 2, 2005, December 28, 2003 and December 29, 2002

Statements of Stockholders’ Equity for the three fiscal years ended January 2, 2005

Notes to Financial Statements

(2)	Financial Statement Schedule -

For the three fiscal years ended January 2, 2005:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 50 which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 50 of this filing.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2005		KELLY SERVICES, INC. Registrant

	By	/s/ W. K. Gerber
W. K. Gerber

Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2005		* T. E. Adderley
T. E. Adderley

Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 22, 2005		* C. T. Camden
C. T. Camden

President, Chief Operating Officer and Director

Date: February 22, 2005		* J. E. Dutton
J. E. Dutton

Director

Date: February 22, 2005		* M. A. Fay, O.P.
M. A. Fay, O.P.

Director

Date: February 22, 2005		* V. G. Istock
V. G. Istock

Director

Date: February 22, 2005		* D. R. Parfet
D. R. Parfet

Director

Date: February 22, 2005		* B. J. White
B. J. White

Director

Date: February 22, 2005		/s/ W. K. Gerber
W. K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2005		/s/ M. E. Debs
M. E. Debs

Vice President and Corporate Controller (Principal Accounting Officer)

Date: February 22, 2005	*By	/s/ W. K. Gerber
W. K. Gerber

Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS AND

SUPPLEMENTAL SCHEDULE

Kelly Services, Inc. and Subsidiaries

Management’s Report on Internal Control Over Financial Reporting

The management of Kelly Services, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may change.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of January 2, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 28.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Kelly Services, Inc.:

We have completed an integrated audit of Kelly Services, Inc.’s January 2, 2005 consolidated financial statements and of its internal control over financial reporting as of January 2, 2005 and audits of its December 28, 2003 and December 29, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 2, 2005, December 28, 2003 and December 29, 2002 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15, that the Company maintained effective internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 18, 2005

STATEMENTS OF EARNINGS

Kelly Services, Inc. and Subsidiaries

	2004 (1)	2003	2002
	(In thousands of dollars except per share items)
Revenue from services	$4,984,051	$4,325,155	$4,056,945
Cost of services	4,185,545	3,628,524	3,364,219

Gross profit	798,506	696,631	692,726
Selling, general and administrative expenses	763,013	687,894	662,334

Earnings from operations	35,493	8,737	30,392
Interest (expense) income, net	(861)	(77)	362

Earnings before income taxes	34,632	8,660	30,754
Income taxes	12,502	3,550	12,185

Net earnings	$22,130	$5,110	$18,569

Basic earnings per share	$.63	$.14	$.52
Diluted earnings per share	$.62	$.14	$.52
Dividends per share	$.40	$.40	$.40
Average shares outstanding (thousands):
Basic	35,115	35,289	35,724
Diluted	35,461	35,355	35,900

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

Kelly Services, Inc. and Subsidiaries

	2004 (1)	2003	2002
	(In thousands of dollars)
Cash flows from operating activities
Net earnings	$22,130	$5,110	$18,569
Noncash adjustments:
Depreciation and amortization	44,137	47,795	45,428
Deferred income taxes	(9,611)	2,936	6,590
Changes in operating assets and liabilities	2,704	(25,248)	19,019

Net cash from operating activities	59,360	30,593	89,606

Cash flows from investing activities
Capital expenditures	(35,556)	(30,222)	(33,406)
Short-term investments	105	142	31
Increase in other assets	(736)	(2,487)	(3,476)

Net cash from investing activities	(36,187)	(32,567)	(36,851)

Cash flows from financing activities
(Decrease) increase in short-term borrowings	(8,188)	10,280	(11,723)
Dividend payments	(14,043)	(14,143)	(14,293)
Exercise of stock options and other	8,422	3,865	991
Purchase of treasury stock	(3)	(26,149)	(13,216)

Net cash from financing activities	(13,812)	(26,147)	(38,241)

Effect of exchange rates on cash and equivalents	1,815	3,563	2,961

Net change in cash and equivalents	11,176	(24,558)	17,475
Cash and equivalents at beginning of year	76,378	100,936	83,461

Cash and equivalents at end of year	$87,554	$76,378	$100,936

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

BALANCE SHEETS

Kelly Services, Inc. and Subsidiaries

	2004	2003	2002
	(In thousands of dollars)
ASSETS
Current Assets
Cash and equivalents	$87,554	$76,378	$100,936
Short-term investments	1,288	457	599
Trade accounts receivable, less allowances of $16,228, $14,983 and $12,533, respectively	727,366	658,090	567,517
Prepaid expenses and other current assets	40,736	31,784	26,387
Deferred taxes	34,967	24,962	23,916

Total current assets	891,911	791,671	719,355

Property and Equipment
Land and buildings	58,236	57,543	57,111
Equipment, furniture and leasehold improvements	301,458	302,938	295,536
Accumulated depreciation	(179,908)	(172,359)	(150,315)

Net property and equipment	179,786	188,122	202,332

Noncurrent Deferred Taxes	17,960	14,606	21,065
Goodwill, net	94,652	85,788	80,260
Other Assets	63,059	57,550	49,121

Total Assets	$1,247,368	$1,137,737	$1,072,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$34,289	$39,190	$24,770
Accounts payable	102,264	92,265	85,310
Accrued payroll and related taxes	246,061	200,503	181,585
Accrued insurance	33,165	36,016	27,912
Income and other taxes	67,839	49,342	47,617

Total current liabilities	483,618	417,316	367,194

Noncurrent Liabilities
Accrued insurance	58,548	58,763	45,540
Accrued retirement benefits	50,892	48,025	40,335

Total noncurrent liabilities	109,440	106,788	85,875

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,693 at 2004 and 36,619,148 at 2003 and 2002	36,620	36,619	36,619
Class B common stock, shares issued 3,496,173 at 2004 and 3,496,718 at 2003 and 2002	3,496	3,497	3,497
Treasury stock, at cost
Class A common stock, 4,588,739 shares at 2004, 5,319,995 at 2003 and 4,567,975 at 2002	(97,067)	(112,535)	(91,648)
Class B common stock, 23,575 shares at 2004, 23,475 at 2003 and 18,875 at 2002	(626)	(623)	(511)
Paid-in capital	22,530	19,096	17,902
Earnings invested in the business	664,813	656,726	665,759
Accumulated other comprehensive income	24,544	10,853	(12,554)

Total stockholders’ equity	654,310	613,633	619,064

Total Liabilities and Stockholders’ Equity	$1,247,368	$1,137,737	$1,072,133

See accompanying Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Kelly Services, Inc. and Subsidiaries

	2004 (1)	2003	2002
	(In thousands of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36,619	$36,619	$36,609
Conversions from Class B	1	—	10

Balance at end of year	36,620	36,619	36,619

Class B common stock
Balance at beginning of year	3,497	3,497	3,507
Conversions to Class A	(1)	—	(10)

Balance at end of year	3,496	3,497	3,497

Treasury Stock
Class A common stock
Balance at beginning of year	(112,535)	(91,648)	(81,721)
Exercise of stock options, restricted stock awards and other	15,468	5,150	2,381
Treasury stock issued for acquisition	—	—	832
Purchase of treasury stock	—	(26,037)	(13,140)

Balance at end of year	(97,067)	(112,535)	(91,648)

Class B common stock
Balance at beginning of year	(623)	(511)	(435)
Purchase of treasury stock	(3)	(112)	(76)

Balance at end of year	(626)	(623)	(511)

Paid-in Capital
Balance at beginning of year	19,096	17,902	17,035
Exercise of stock options, restricted stock awards and other	3,434	1,194	699
Treasury stock issued for acquisition	—	—	168

Balance at end of year	22,530	19,096	17,902

Earnings Invested in the Business
Balance at beginning of year	656,726	665,759	661,483
Net earnings	22,130	5,110	18,569
Dividends	(14,043)	(14,143)	(14,293)

Balance at end of year	664,813	656,726	665,759

Accumulated Other Comprehensive Income
Balance at beginning of year	10,853	(12,554)	(29,323)
Foreign currency translation adjustments, net of tax	13,433	23,407	16,769
Unrealized gains on investments, net of tax	258	—	—

Balance at end of year	24,544	10,853	(12,554)

Stockholders’ Equity at end of year	$654,310	$613,633	$619,064

Comprehensive Income
Net earnings	$22,130	$5,110	$18,569
Foreign currency translation adjustments, net of tax	13,433	23,407	16,769
Unrealized gains on investments, net of tax	258	—	—

Comprehensive Income	$35,821	$28,517	$35,338

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. (the “Company”) is a global temporary staffing leader operating in 27 countries throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 2, 2005 (2004, which contained 53 weeks) December 28, 2003 (2003, which contained 52 weeks) and December 29, 2002 (2002, which contained 52 weeks). Period costs included in selling, general and administrative expenses are recorded on a calendar-year basis.

Principles of Consolidation The financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation Substantially all of the Company’s international subsidiaries use their local currency as their functional currency. Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates. Resulting translation adjustments, net of deferred taxes, where applicable, are reported as accumulated foreign currency adjustments in stockholders’ equity and are recorded as a component of comprehensive income. The balance of the cumulative translation adjustment for the years ending 2004, 2003 and 2002 were a credit of $24,286, a credit of $10,853 and a debit of $12,554, respectively.

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

Advertising Expenses Advertising expenses, which are expensed as incurred, were $11,700, $11,800 and $12,700 in 2004, 2003 and 2002, respectively.

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

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 15 to 45 years for land improvements, buildings and building improvements, 5 years for equipment and furniture and 3 to 12 years for computer hardware and software. Leasehold improvements are depreciated over the lesser of the life of the lease or 5 years. The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included with equipment, furniture and leasehold improvements on the balance sheet. Depreciation expense was $43,900 for 2004, $47,600 for 2003 and $45,300 for 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Operating Leases When an operating lease contains a period where there are free or reduced rents (commonly referred to as “rent holidays”), the rent holiday is recognized on a straight-line basis over the lease term.

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

Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $12,361, $12,054 and $11,156 at year-end 2004, 2003 and 2002, respectively.

Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $17,889, $24,973 and $21,950 at year-end 2004, 2003 and 2002, respectively. Payroll taxes are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

Stock-Based Compensation The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees,” and has not adopted the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

	2004	2003	2002
Net earnings, as reported	$22,130	$5,110	$18,569
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,853	1,689	1,858
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,973)	(3,823)	(4,172)

Pro forma net earnings	$20,010	$2,976	$16,255

Earnings per share:
Basic-as reported	$.63	$.14	$.52
Basic-pro forma	$.57	$.08	$.46

Diluted-as reported	$.62	$.14	$.52
Diluted-pro forma	$.57	$.08	$.45

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

Reclassifications Effective with the first quarter of 2003, the Company changed its method of reporting revenue for Kelly Staff Leasing (“KSL”), a wholly owned subsidiary. KSL is a Professional Employer Organization (“PEO”) and is part of the PTSA segment. Consistent with changing PEO industry practice, KSL changed from the gross method of reporting revenue to the net method under Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” As a result, KSL no longer included worksite employee payroll costs in revenue from services or cost of services. This change did not impact gross profit or net earnings. Revenue from services and cost of services have been reclassified for all prior periods for comparability. The effect of this change on prior periods was to reduce revenue from services and cost of services for 2002 by $266.5 million. Certain other prior year amounts have been reclassified to conform with the current presentation.

2. Short-term Investments

Short-term investments are classified as available for sale. The Company did not hold federal, state or local government obligations as of year-end 2004, 2003 and 2002. The carrying amounts of short-term investments approximate market value.

Interest income was $837, $961 and $1,531 for the fiscal years 2004, 2003 and 2002, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

3. Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Should circumstances change or events occur to indicate that the fair market value of the reporting unit has fallen below its book value, management must then compare the estimated fair value of goodwill to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income. We completed our impairment test during the fourth quarter of the years ended January 2, 2005, December 28, 2003 and December 29, 2002 as required under SFAS 142 and determined that goodwill is not impaired.

The changes in the net carrying amount of goodwill for the fiscal years 2002, 2003 and 2004 are as follows:

	U.S. Commercial	PTSA	International	Total
Balance as of December 30, 2001	$4,719	$24,899	$44,025	$73,643
Reclassification from intangibles	34	34	232	300
Translation adjustment	—	—	6,317	6,317

Balance as of December 29, 2002	4,753	24,933	50,574	80,260
Adjustments to previously recorded purchase price	(276)	(276)	—	(552)
Translation adjustment	—	—	6,080	6,080

Balance as of December 28, 2003	4,477	24,657	56,654	85,788
Adjustments to previously recorded purchase price	—	—	4,684	4,684
Translation adjustment	—	—	4,180	4,180

Balance as of January 2, 2005	$4,477	$24,657	$65,518	$94,652

The 2004 adjustment to previously recorded purchase price represents the final earn-out payment related to the acquisition of Business Trends, Singapore.

4. Short-term Borrowings

The Company has a committed $125 million, unsecured multi-currency revolving credit facility used to fund working capital, acquisitions and for general corporate purposes. This credit facility expires in June, 2006. The interest rate applicable to borrowings under the line of credit is 60 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. LIBOR rates varied by currency and ranged from 2.0% to 3.2% at January 2, 2005. Borrowings under this arrangement were $33,300, $37,700 and $24,300 at year-end 2004, 2003 and 2002, respectively. The carrying amounts of the Company’s borrowings under the lines of credit described above approximate their fair values.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The Company has additional uncommitted one-year local credit facilities that total $29 million as of January 2, 2005. Borrowings under these lines totaled $1,000, $1,500 and $500, at year-end 2004, 2003 and 2002, respectively. Interest rates varied by country and ranged from 2.4% to 8.2% at year-end 2004.

Interest expense, interest payments and weighted average interest rates related to the short-term borrowings for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Interest expense	$1,698	$1,038	$1,169
Interest payments	1,606	1,046	1,183
Weighted average interest rate	2.7%	2.6%	3.3%

5. Capitalization

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

6. Earnings Per Share

The reconciliations of earnings per share computations for the fiscal years 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Net earnings	$22,130	$5,110	$18,569

Determination of shares (thousands):
Weighted average common shares outstanding	35,115	35,289	35,724
Effect of dilutive securities:
Stock options	243	47	52
Restricted awards and other	103	19	124

Weighted average common shares outstanding - assuming dilution	35,461	35,355	35,900

Earnings per share - basic	$.63	$.14	$.52
Earnings per share - assuming dilution	$.62	$.14	$.52

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Stock options to purchase 496,000, 2,188,000 and 1,291,000 shares of common stock at a weighted average price per share of $33.00, $27.16 and $27.95 were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

7. Supplemental Cash Flow Information

Changes in operating assets and liabilities, as disclosed in the statements of cash flows, for the fiscal years 2004, 2003 and 2002, respectively, were as follows:

	2004	2003	2002
Increase in trade accounts receivable	$(48,755)	$(63,516)	$(9,420)
(Increase) decrease in prepaid expenses and other current assets	(6,833)	(5,930)	7,162
Increase (decrease) in accounts payable	3,285	4,727	(4,040)
Increase in accrued payroll and related taxes	46,933	20,490	17,522
(Decrease) increase in accrued insurance	(3,086)	21,268	10,090
Increase (decrease) in income and other taxes	11,160	(2,287)	(2,295)

Total changes in operating assets and liabilities	$2,704	$(25,248)	$19,019

Cash flows from short-term investments for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Sales/Maturities	$605	$745	$4,428
Purchases	(500)	(603)	(4,397)

Total	$105	$142	$31

8. Retirement Benefits

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

The liability for the nonqualified plan was $56,500, $50,500 and $42,000 as of year-end 2004, 2003 and 2002, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in publicly traded mutual funds, was $54,600, $49,500 and $40,600 at year-end 2004, 2003 and 2002, respectively. These investments are included in other assets and are restricted for the use of funding this plan.

Amounts expensed for retirement benefits totaled $7,000 in 2004, $2,700 in 2003 and $6,500 in 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

9. Income Taxes

Pretax income (loss) for the years 2004, 2003 and 2002 was taxed under the following jurisdictions:

	2004	2003	2002
Domestic	$33,100	$21,192	$42,649
Foreign	1,532	(12,532)	(11,895)

Total	$34,632	$8,660	$30,754

The provision for income taxes was as follows:

	2004	2003	2002
Current tax expense:
U.S. federal	$10,495	$(2,300)	$968
U.S. state and local	8,314	2,750	2,300
Foreign	3,304	164	2,327

Total current	22,113	614	5,595
Total deferred	(9,611)	2,936	6,590

Total provision	$12,502	$3,550	$12,185

Deferred tax assets are comprised of the following:

	2004	2003	2002
Depreciation and amortization	$(35,061)	$(28,173)	$(24,374)
Employee compensation and benefit plans	38,099	26,888	25,944
Workers’ compensation	36,471	32,208	25,538
Other comprehensive income	(591)	524	3,037
Bad debt allowance	6,125	5,021	4,215
Loss carryforwards	25,320	23,929	15,532
Tax credit carryforwards	3,716	—	—
Other, net	5,090	4,049	6,177

Subtotal	79,169	64,446	56,069
Valuation allowance	(25,975)	(24,878)	(11,088)

Net deferred tax assets	53,194	39,568	44,981
Net deferred tax liabilities	(267)	(363)	(328)

Net deferred taxes	$52,927	$39,205	$44,653

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The differences between income taxes for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2004	2003	2002
Income tax based on statutory rate	$12,121	$3,031	$10,764
State income taxes, net of federal benefit	4,924	1,788	1,495
General business credits	(6,574)	(5,851)	(2,925)
Life insurance cash surrender value	(1,393)	(2,503)	2,394
Valuation allowance	991	12,234	7,377
Foreign items	1,610	(5,452)	(1,996)
Settlement of prior years’ audit issues	101	(336)	(5,270)
Non-deductible items	677	643	414
Other, net	45	(4)	(68)

Total	$12,502	$3,550	$12,185

In 2002, the Internal Revenue Service completed its examination of the Company’s federal income tax returns through 1999. The Company believes that adequate tax accruals have been provided for all years.

The Company has U.S. general business credit carryforwards of $3,716 which expire in 2024. The net tax effect of foreign loss carryforwards at January 2, 2005 totaled $25,320 which expire as follows:

Year	Amount
2005-2007	$2,509
2008-2010	2,128
2011-2014	1,576
No expiration	19,107

Total	$25,320

The Company has established a valuation allowance for loss carryforwards and future deductible items in certain foreign jurisdictions. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s foreign losses in recent periods in these jurisdictions represented sufficient negative evidence to require a valuation allowance under SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the foreign deferred tax assets.

Provision has not been made for U.S. or additional foreign income taxes on an estimated $18,722 of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

The Company paid income taxes of $13,700 in 2004, $10,000 in 2003 and $10,300 in 2002. Deferred income taxes recorded in other comprehensive income as a result of foreign currency translation adjustments were a charge of $943 in 2004, $2,513 in 2003 and $1,021 in 2002. Deferred income taxes recorded in other comprehensive income as a result of unrealized gains on marketable securities classified as available-for-sale were a charge of $172 in 2004.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

10. Performance Incentive Plan

Under the Performance Incentive Plan (the “Plan”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted awards and performance awards to key employees utilizing the Company’s Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at year-end 2004, 2003 and 2002 were 818,000, 797,000 and 1,133,000, respectively.

The Company applies APB No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2004	2003	2002
Net earnings, as reported	$22,130	$5,110	$18,569
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,853	1,689	1,858
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,973)	(3,823)	(4,172)

Pro forma net earnings	$20,010	$2,976	$16,255

Earnings per share:
Basic-as reported	$.63	$.14	$.52
Basic-pro forma	$.57	$.08	$.46

Diluted-as reported	$.62	$.14	$.52
Diluted-pro forma	$.57	$.08	$.45

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

The fair value of each option included is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	1.4%	1.9%	2.0%
Risk-free interest rate	3.3%	3.0%	4.0%
Expected volatility	30.0%	31.7%	31.0%
Expected lives	5 yrs	5 yrs	5 yrs

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

A summary of the status of stock option grants under the Plan as of January 2, 2005, December 28, 2003 and December 29, 2002, and changes during the years ended on those dates, is presented as follows:

	Options	Weighted Avg. Exercise Price
2002:
Outstanding at beginning of year	2,370,000	$26.60
Granted	466,000	22.69
Exercised	(40,000)	23.83
Cancelled	(123,000)	24.77

Outstanding at end of year	2,673,000	$26.04

Options exercisable at year end	1,454,000	$27.55
Weighted average fair value of options granted during the year	$6.30

2003:
Outstanding at beginning of year	2,673,000	$26.04
Granted	632,000	24.63
Exercised	(158,000)	24.22
Cancelled	(105,000)	25.92

Outstanding at end of year	3,042,000	$25.85

Options exercisable at year end	1,830,000	$27.01
Weighted average fair value of options granted during the year	$6.66

2004:
Outstanding at beginning of year	3,042,000	$25.85
Granted	321,000	28.04
Exercised	(632,000)	24.06
Cancelled	(157,000)	27.20

Outstanding at end of year	2,574,000	$26.48

Options exercisable at year end	1,751,000
Weighted average fair value of options granted during the year	$7.78

The table above includes non-employee director shares of 82,000, 70,000 and 64,000 outstanding at year-end 2004, 2003 and 2002, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The following table summarizes information about options outstanding at year-end 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 1/02/05	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable as of 1/02/05	Weighted Average Exercise Price
$20.00-22.00	42,000	7.15	$20.99	36,000	$21.00
$22.01-24.00	530,000	6.24	23.15	411,000	23.36
$24.01-25.00	617,000	6.97	24.51	345,000	24.50
$25.01-28.00	509,000	6.91	25.76	385,000	25.81
$28.01-32.00	633,000	5.49	28.74	332,000	29.33
$32.01-36.50	243,000	3.25	35.32	242,000	35.32

$20.00-36.50	2,574,000	6.10	$26.48	1,751,000	$26.86

Restricted awards are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. Restricted awards totaling 99,400, 159,900 and 101,800 shares were granted under the Plan during 2004, 2003 and 2002, respectively. The weighted average grant date price of such awards was $28.06, $24.71 and $22.72 for 2004, 2003 and 2002, respectively. Restricted awards outstanding totaled 222,000, 269,000 and 228,000 shares at year-end 2004, 2003 and 2002, respectively, and have a weighted average remaining life of 1.8 years at January 2, 2005.

Total compensation cost recognized for restricted awards was $2,800, $2,800 and $3,000 for 2004, 2003 and 2002, respectively. As of January 2, 2005, no SARs have been granted under the Plan.

11. Lease Commitments

The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of January 2, 2005:

Fiscal year:
2005	$46,600
2006	37,800
2007	29,600
2008	21,200
2009	12,800
Later years	16,700

Total	$164,700

Lease expense for fiscal 2004, 2003 and 2002 amounted to $50,700, $49,000 and $46,800, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

12. Contingencies

The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at year-end 2004 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial position of the Company at year-end 2004.

The Company has entered into unconditional purchase obligations totaling $26.4 million which it expects to utilize in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

13. Segment Disclosures

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

During 2004, international operations were conducted in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Hungary, India, Indonesia, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

The following table presents information about the reported operating income of the Company for the fiscal years 2004, 2003 and 2002. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	2004	2003	2002
Revenue from services:
U.S. Commercial Staffing	$2,327,910	$2,131,529	$2,104,622
PTSA	1,033,427	895,002	870,370
International	1,622,714	1,298,624	1,081,953

Consolidated Total	$4,984,051	$4,325,155	$4,056,945

Earnings (loss) from operations:
U.S. Commercial Staffing	$119,974	$93,429	$118,656
PTSA	63,005	52,856	50,732
International	12,831	(751)	5,153
Corporate Expense	(160,317)	(136,797)	(144,149)

Consolidated Total	$35,493	$8,737	$30,392

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Specified items included in segment earnings for the fiscal years 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Depreciation and Amortization:
U.S. Commercial Staffing	$4,743	$5,501	$5,480
PTSA	1,699	1,795	1,923
International	8,632	8,704	8,828
Corporate	29,063	31,795	29,197

Consolidated Total	$44,137	$47,795	$45,428

Interest Income:
U.S. Commercial Staffing	$—	$—	$—
PTSA	20	3	—
International	453	543	616
Corporate	364	415	915

Consolidated Total	$837	$961	$1,531

Interest Expense:
U.S. Commercial Staffing	$—	$—	$—
PTSA	—	—	—
International	404	533	1,056
Corporate	1,294	505	113

Consolidated Total	$1,698	$1,038	$1,169

A summary of long-lived assets information by geographic area as of the years ended 2004, 2003 and 2002 follows:

	2004	2003	2002
Long-Lived Assets:
Domestic	$189,331	$195,997	$211,312
International	92,191	84,525	78,771

Total	$281,522	$280,522	$290,083

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

14. New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 4, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands of dollars except per share items)
Revenue from services (1)
2004	$1,158,811	$1,224,464	$1,244,854	$1,355,922	$4,984,051
2003	1,003,397	1,059,517	1,097,268	1,164,973	4,325,155
2002	936,613	1,014,841	1,057,290	1,048,201	4,056,945

Cost of services (1)
2004	975,455	1,026,382	1,042,486	1,141,222	4,185,545
2003	837,845	887,113	924,661	978,905	3,628,524
2002	777,653	844,625	875,028	866,913	3,364,219

Gross profit
2004	183,356	198,082	202,368	214,700	798,506
2003	165,552	172,404	172,607	186,068	696,631
2002	158,960	170,216	182,262	181,288	692,726

Selling, general and administrative expenses
2004	181,342	189,404	189,908	202,359	763,013
2003	165,162	169,955	169,898	182,879	687,894
2002	157,774	163,741	171,547	169,272	662,334

Net earnings
2004	1,065	5,047	7,372	8,646	22,130
2003	310	1,484	1,504	1,812	5,110
2002	796	3,935	6,505	7,333	18,569

Basic earnings per share (2)
2004	.03	.14	.21	.24	.63
2003	.01	.04	.04	.05	.14
2002	.02	.11	.18	.21	.52

Diluted earnings per share (2)
2004	.03	.14	.21	.24	.62
2003	.01	.04	.04	.05	.14
2002	.02	.11	.18	.21	.52

Dividends per share
2004	.10	.10	.10	.10	.40
2003	.10	.10	.10	.10	.40
2002	.10	.10	.10	.10	.40

(1)	As discussed in Note 1 to the financial statements, in 2003, the Company changed its method of reporting revenue for Kelly Staff Leasing. This change did not impact gross profit or net earnings. Revenue from services and cost of services adjustments for the first, second, third and fourth quarters of 2002 were $63.4 million, $62.1 million, $65.4 million and $75.6 million, respectively.
(2)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

SCHEDULE II - VALUATION RESERVES

Kelly Services, Inc. and Subsidiaries

January 2, 2005

(In thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fifty-three weeks ended January 2, 2005:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$14,983	6,931	225	(5,911)	$16,228

Deferred tax assets valuation allowance	$24,878	4,217	106	(3,226)	$25,975

Fifty-two weeks ended December 28, 2003:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12,533	7,985	650	(6,185)	$14,983

Deferred tax assets valuation allowance	$11,088	12,234	1,556	—	$24,878

Fifty-two weeks ended December 29, 2002:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12,105	7,882	451	(7,905)	$12,533

Deferred tax assets valuation allowance	$3,447	7,377	264	—	$11,088

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description	Document

3.1	Restated Certificate of Incorporation. (Reference is made to Exhibit 3.1 to to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

3.2	By-laws. (Reference is made to Exhibit 3.2 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

4	Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth of the Restated Certificate of Incorporation. (Reference is made to Exhibit 4 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

10.1	Short-Term Incentive Plan, as amended and restated on March 23, 1998 and further amended on February 6, 2003. (Reference is made to Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2003, filed with the Commission in August, 2003, which is incorporated herein by reference).

10.2	Kelly Services, Inc. Performance Incentive Plan, as amended and restated on March 29, 1996 and further amended on April 14, 2000 and July 29, 2003. (Reference is made to Exhibit 10.2 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

10.3	Kelly Services, Inc. 1999 Non-Employee Directors Stock Option Plan. (Reference is made to Exhibit 99.1 to the Form S-8 filed with the Commission in April, 2004, which is incorporated herein by reference.)

10.4	Kelly Services, Inc. Non-Employee Director Stock Award Plan. (Reference is made to Exhibit 99.2 to the Form S-8 filed with the Commission in April, 2004, which is incorporated herein by reference.)

10.5	Loan Agreement dated as of June 24, 2003. (Reference is made to Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 29, 2003, filed with the Commission in August, 2003, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, adopted February 9, 2004, as amended on February 7, 2005.	2

21	Subsidiaries of Registrant.	3

23	Consent of Independent Registered Public Accounting Firm	4

24	Power of Attorney.	5

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	6

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	7

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	9