Form 10-K/A
period 2005-01-02
KELLY SERVICES INC
filed 2005-05-13
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[Amendment No. 1]

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

Explanatory Note

Subsequent to the issuance of the Company’s fiscal 2004 financial statements, the Company’s management determined that its lease-related accounting policies needed to be revised. On April 25, 2005 management concluded, with the concurrence of the Audit Committee of the Board of Directors, that the Company would restate its financial statements for the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005. Accordingly, this filing includes the Company’s financial statements for the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005 and related disclosures as described in Note 2 to the consolidated financial statements, including the selected financial data included herein as of and for the fiscal years 2004, 2003, 2002, 2001 and 2000.

The Company is correcting its accounting for operating leases to recognize scheduled rent increases on a straight-line basis over the lease term. Previously, the Company recorded rent expense as incurred. In addition, the Company has recorded allowances provided by landlords for leasehold improvements as deferred rent in the balance sheet and as operating cash flow in the statement of cash flows. Previously, these amounts had been recorded as reductions of property and equipment in the balance sheet and as reductions of capital expenditures in the statement of cash flows. In addition, as part of the restatement process, the Company has also recorded certain other adjustments, as more fully described in Note 2 to the financial statements. The Company does not believe that any of the adjustments are material to any of the periods presented.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the Securities and Exchange Commission (“SEC”) subsequent to the date of the original filing.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the restatement. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected period contained in such reports should no longer be relied upon. Selected quarterly financial data, included in this Form 10-K/A, has been restated.

For the convenience of the reader, this Form 10-K/A sets forth the original filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the original filing. In each case, solely as a result of, and to reflect the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2, respectively.

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

Concentration of Ownership

Terence E. Adderley, Chairman and Chief Executive Officer, and certain trusts, with respect to which he acts as trustee or co-trustee, control approximately 92.6% of outstanding Kelly Class B common stock, which is the only class of stock entitled to voting rights. Mr. Adderley is therefore able to exercise voting control of the Company with respect to matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

ITEM 6. SELECTED FINANCIAL DATA (Restated – See Note 2 of the Notes to the Financial Statements).

The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years. This table should be read in conjunction with other financial information of the registrant including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements included elsewhere herein.

(In millions except per share amounts)	2004 (1)	2003	2002	2001	2000
Revenue from services (2)	$4,984.1	$4,325.2	$4,056.9	$4,005.9	$4,250.7
Earnings before taxes (3)	33.1	8.3	30.6	27.9	145.2
Net earnings	21.2	4.9	18.5	16.8	87.1

Per share data:
Basic earnings per share	0.60	0.14	0.52	0.47	2.44
Diluted earnings per share	0.60	0.14	0.51	0.47	2.43

Dividends per share
Classes A and B common	0.40	0.40	0.40	0.85	0.99
Working capital	405.2	373.3	351.4	321.5	335.5
Total assets	1,249.8	1,139.2	1,073.2	1,040.3	1,090.0

(1)	Fiscal year included 53 weeks.
(2)	As discussed in Note 1 to the financial statements, beginning in 2003, the Company changed its method of reporting revenue for its Kelly Staff Leasing subsidiary. As a result, KSL worksite employee payroll costs were excluded from both revenue from services and cost of services, with no impact on gross profit or net earnings. Revenue from services and cost of services were reclassified for all prior periods for comparability. The effect of this change was to reduce revenue from services and cost of services as follows: $266.5 million in 2002, $251.0 million in 2001 and $236.6 million in 2000.
(3)	In accordance with SFAS No.142, the Company eliminated goodwill amortization beginning in 2002. Goodwill amortization included in earnings before taxes was $2.7 million in 2001 and $2.0 million in 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We believe that 2004 was a very good year for the economy, for the staffing industry and for Kelly Services. Economic conditions strengthened, both in the United States and abroad. In the U.S., over two million new jobs were created, nearly 10% of which were accounted for by temporary staffing. The unemployment rate improved to 5.4% and G.D.P. growth accelerated as compared to the prior year. The global economy also posted impressive gains growing at the fastest rate since 1976. Worldwide employment also grew, with temporary employment in Europe growing faster than employment in general.

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

Restatement of Financial Statements

Subsequent to the issuance of the Company’s fiscal 2004 financial statements, the Company’s management determined that its lease-related accounting policies needed to be revised. On April 25, 2005 management concluded, with the concurrence of the Audit Committee of the Board of Directors, that the Company would restate its financial statements for the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005. As a result, the Company has corrected its accounting for operating leases to recognize scheduled rent increases on a straight-line basis over the lease term. Previously, the Company recorded rent expense as incurred. In addition, the Company has recorded allowances provided by landlords for leasehold improvements as deferred rent in the balance sheet and as operating cash flow in the statement of cash flows. Previously, these amounts had been recorded as reductions of property and equipment in the balance sheet and as reductions of capital expenditures in the statement of cash flows. In addition, as part of the restatement process, the Company has also recorded certain other adjustments, as more fully described in Note 2 to the financial statements. The Company does not believe that any of the adjustments are material to any of the periods presented.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to give effect to the restatement. See Note 2 to the financial statements for details on the restatement.

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

	Revenue from Services
	2004			2003
	Reported Revenue 53 Weeks	Less: 53rd Week Revenue	Adjusted Revenue 52 Weeks	Reported Revenue 52 Weeks	% Change
U.S. Commercial Staffing	$2,327.9	$29.9	$2,298.0	$2,131.5	7.8%
PTSA	1,033.4	13.6	1,019.9	895.0	14.0
International - constant currency	1,493.8	17.1	1,476.8	1,298.6	13.7

Revenue from services - constant currency	4,855.2	60.6	4,794.6	4,325.2	10.9
Foreign currency impact	128.9	1.2	127.7

Revenue from services	$4,984.1	$61.7	$4,922.3	$4,325.2	13.8%

Gross profit of $797.8 million was 14.5% higher than 2003. Gross profit as a percentage of revenues was 16.0% in 2004, and decreased 0.1 percentage point compared to the 16.1% rate recorded in the prior year. This reflected decreases in the gross profit rates of PTSA and International, partially offset by an increase in the gross profit rate of U.S. Commercial Staffing. The decrease in the gross profit rate was due to higher state unemployment taxes, to the extent not fully recovered through pricing actions and temporary staffing gross profit rate decreases in Europe, partially offset by lower workers’ compensation costs and improved fee based recruitment income.

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

Selling, general and administrative expenses of $763.8 million were 11.0% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenues were 15.3% in 2004, a 0.6 percentage point decrease compared to the 15.9% rate in 2003. As measured on a constant currency basis, selling, general and administrative expenses increased 7.8%compared to the prior year. The increase in selling, general and administrative expenses is due primarily to growth in salaries, retirement programs and incentive-based compensation.

Net interest expense for 2004 was $861 thousand, compared to $77 thousand in 2003. The change is primarily attributable to higher average short-term debt levels and lower average cash balances as a result of increased working capital requirements.

Earnings before taxes were $33.1 million, an increase of 298.1% from 2003. Earnings before taxes averaged 0.7% of revenues in 2004 and 0.2% of revenues in 2003. The effective income tax rate for 2004 was 36.0%, a decrease from last year’s rate of 41.1%. Last year’s rate was higher primarily because it included the impact of establishing valuation allowances for certain international tax loss carryforwards.

Net earnings in 2004 were $21.2 million, or a 332.5% increase compared to 2003. Basic and diluted earnings per share in 2004 were $0.60, as compared to basic and diluted earnings per share of $.14 in 2003.

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

U.S. Commercial Staffing earnings from operations totaled $119.4 million for 2004 compared to earnings of $93.2 million last year, an increase of 28.1%. The increase in earnings from operations was primarily attributable to the 9.2% increase in revenue and a 0.1 percentage point increase in the gross profit rate, partially offset by a 2.1% increase in selling, general and administrative expenses. The increase in the gross profit rate was primarily due to lower workers’ compensation costs and higher fee-based income, partially offset by higher state unemployment taxes, to the extent not fully recovered through pricing actions. Of the $11.7 million additional workers’ compensation charge in 2003 reported above, $9.7 million was charged to U. S. Commercial Staffing.

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

PTSA earnings from operations for 2004 totaled $62.2 million and increased 17.9% from the same period in 2003. This was the result of the 15.5% increase in revenue from services, partially offset by a 0.4 percentage point decrease in the gross profit rate and a 9.9% increase in selling, general and administrative expenses. The decrease in the gross profit rate was primarily due to decreases in the Kelly Home Care business unit and higher workers’ compensation expense in the Kelly Staff Leasing business unit. The 9.9% increase in selling, general and administrative expenses was primarily due to increased salaries and incentive-based compensation. Selling, general and administrative expenses as a percent of revenues were 11.7% for 2004 and 12.2% for 2003.

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

International earnings totaled $12.7 million for 2004, compared to a loss of $787 thousand for 2003. The 25.0% increase in revenue from services was partially offset by a 0.4 percentage point decrease in the gross profit rate and a 16.2% increase in expenses, as measured in U.S. dollars. International results generally improved as the year progressed. The segment recorded a loss of $924 thousand in the first quarter, income of $1.9 million in the second quarter, income of $6.2 million in the third quarter and income of $5.5 million in the fourth quarter.

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

Selling, general and administrative expenses of $688.2 million were 3.9% higher than 2002. Selling, general and administrative expenses expressed as a percentage of revenues were 15.9% in 2003, a 0.4 percentage point decrease compared to the 16.3% rate in 2002. As measured on a constant currency basis, selling, general and administrative expenses increased 0.1% compared to 2002. Higher marketing expenses and costs associated with the implementation of Kelly StaffNet, the Company’s new branch automation system, have been offset by lower incentive-based compensation and retirement program costs. In addition, 2002 expenses included additional costs related to the Company’s information technology programs and a loss related to the Company’s equity investment in itiliti, an internet-based vendor management software provider.

Net interest expense for 2003 was $77 thousand, compared to net interest income of $362 thousand in 2002. The change is primarily attributable to lower cash balances and lower interest rates earned on the cash balances.

Earnings before taxes were $8.3 million, a decrease of 72.8% from 2002. Earnings before taxes averaged 0.2% of revenues in 2003 and 0.8% of revenues in 2002. The effective income tax rate for 2003 was 41.1%, a small increase from 2002’s rate of 39.6%. The net increase is attributable to valuation allowances established for certain international tax loss carryforwards, partially offset by the favorable settlement of prior years’ tax audits.

Net earnings were $4.9 million, or a 73.5% decrease compared to 2002. Diluted earnings per share were $0.14, a decrease of 72.5% as compared to diluted earnings per share of $0.51 in 2002.

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

U.S. Commercial Staffing earnings from operations totaled $93.2 million for 2003 compared to earnings of $118.6 million in 2002, a decrease of 21.4%. The decrease in earnings from operations was primarily attributable to a 1.4 percentage point decrease in the gross profit rate partially offset by the 1.3% increase in revenue. The decrease in the gross profit rate was primarily the result of higher workers’ compensation costs. As noted above, the Company revised its estimate of the cost of outstanding workers compensation claims and, accordingly, recorded additional expense in 2003. Of the total $11.7 million additional workers’ compensation expense, $9.7 million was charged to U.S. Commercial Staffing. Higher state unemployment taxes, to the extent not recovered through pricing actions and, to a lesser extent, shifts in customer and service line mix to lower gross profit business also reduced the segment gross profit rate.

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

Selling, general and administrative expenses increased by 0.7% as compared to 2002 and, as a percentage of revenues, were 10.1% for both 2003 and 2002. The increase in selling, general and administrative expenses was due primarily to the impact of the Company’s ongoing deployment of new front office systems in part offset by lower field bonus costs and decreases in the cost of retirement programs.

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

PTSA earnings from operations for 2003 totaled $52.8 million and increased 4.1% from the same period in 2002. This was the result of the 2.8% increase in revenue from services partially offset by a 0.2 percentage point decrease in the gross profit rate and a 0.7% increase in expenses. The decrease in the gross profit rate was primarily the result of higher workers’ compensation costs. PTSA was also impacted by higher workers’ compensation expense, primarily due to Kelly Staff Leasing. PTSA’s share of the total $11.7 million additional charge for workers’ compensation was $2.0 million. Selling, general and administrative expenses as a percent of revenues were 12.2% for 2003 and 12.5% for 2002.

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

International reported a loss of $787 thousand for 2003, compared to earnings of $5.1 million for 2002. The 20.0% increase in revenue from services was more than offset by a 1.2 percentage point decrease in the gross profit rate and a 15.7% increase in expenses, as measured in U.S. dollars. International results continued to improve as the year progressed. The segment recorded a loss of $3.1 million in the first quarter, a loss of $1.0 million in the second quarter, income of $1.7 million in the third quarter and income of $1.6 million in the fourth quarter.

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

Cash and Equivalents

Cash and equivalents totaled $83 million at the end of 2004, an increase of $7 million from the $76 million at year-end 2003. As further described below, during 2004, the Company generated $56 million of cash from operating activities and used $37 million of cash in investing activities and $14 million in financing activities.

Operating Activities

In 2004, the Company generated $56 million in cash from its operating activities, as compared to $32 million in 2003 and $101 million in 2002. The most significant reason for the change in cash generated from operations, in addition to the increase in net earnings, was that trade accounts receivable grew at a slower rate in 2004 versus 2003, but at a faster rate in comparison to 2002. Additionally, accrued payroll and related taxes grew at a higher rate than 2003 or 2002.

Trade accounts receivable totaled $727 million at the end of 2004. Global days sales outstanding, calculated on an annual basis, were 54 days for 2004, which is an improvement of one day as compared with the prior year.

The Company’s working capital position was $405 million at the end of 2004, an increase of $32 million from year-end 2003. The current ratio was 1.8 at the end of 2004, as compared with 1.9 at year-end 2003.

Investing Activities

In 2004, the Company used $37 million for investing activities, compared to $33 million in 2003 and $37 million in 2002. Capital expenditures for 2004 totaled $37 million, up 20% from the $31 million spent in 2003 and up 10% from the $34 million spent in 2002. Included in the total for 2004 is $7.4 million for software licenses related to the multi-year implementation of Peoplesoft payroll, billing and financial systems. Capital spending in 2005 is expected to total between $32 and $36 million.

Financing Activities

In 2004, the Company used $14 million in financing activities, as compared to $22 million in 2003 and $39 million in 2002. In 2004, the Company repurchased an insignificant amount of stock, compared to $26 million in 2003 and $13 million in 2002.

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

Short-term debt totaled $34 million at year-end 2004, compared to $39 million at year-end 2003. At the end of 2004, debt represented approximately 5% of total capital.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of year-end 2004 and 2003, the allowance for uncollectible accounts receivable was $16.2 million and $15.0 million, respectively.

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

Management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation was $91.7 million and $94.8 million at year-end 2004 and 2003, respectively.

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

We completed our impairment tests during the fourth quarter of the 2004 and 2003 fiscal years and determined that goodwill is not impaired. This test required comparison of our estimated fair value to our book value of goodwill. The estimated fair value was based on a discounted cash flows analysis. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our balance sheet. At year-end 2004 and 2003, total goodwill amounted to $94.7 million and $85.8 million, respectively.

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

New Accounting Pronouncements

See Note 15 to the Financial Statements in Part II, Item 8 for a description of new accounting pronouncements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 27 of this filing and are presented in pages 28-55.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the financial statements on page 28 of this filing.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of January 2, 2005, management considered, among other things, the control deficiency related to the accounting for leases, which resulted in the restatement of previously issued financial statements as disclosed in Note 2 of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005 as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors and Executive Officers of the registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), Certain Relationships and Related Transactions (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant” and “Code of Business Conduct and Ethics,” which are included on page 23, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 24, (Item 12), is to be included in a definitive proxy statement filed by the Company not later than 120 days after the close of its fiscal year and such proxy statement, when filed, is incorporated herein by reference.

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

CODE OF BUSINESS CONDUCT AND ETHICS.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (collectively, the “Selected Officers”). The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 56. The Company has posted the Code of Business Conduct and Ethics and intends to post any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at www.kellyservices.com.

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

(3)	The Company has no equity compensation plans that have not been approved by its security holders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial statements (Restated):

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Statements of Earnings for the three fiscal years ended January 2, 2005

Statements of Cash Flows for the three fiscal years ended January 2, 2005

Balance Sheets at January 2, 2005 and December 28, 2003

Statements of Stockholders’ Equity for the three fiscal years ended January 2, 2005

Notes to Financial Statements

(2)	Financial Statement Schedule -

For the three fiscal years ended January 2, 2005:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements (restated) or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 56 which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 56 of this filing.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005		KELLY SERVICES, INC. Registrant

	By	/s/ W. K. Gerber
W. K. Gerber

Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2005		* T. E. Adderley
T. E. Adderley

Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2005		* C. T. Camden
C. T. Camden

President, Chief Operating Officer and Director

Date: May 13, 2005		* J. E. Dutton
J. E. Dutton

Director

Date: May 13, 2005		* M. A. Fay, O.P.
M. A. Fay, O.P.

Director

Date: May 13, 2005		* V. G. Istock
V. G. Istock

Director

Date: May 13, 2005		* D. R. Parfet
D. R. Parfet

Director

Date: May 13, 2005		* B. J. White
B. J. White

Director

Date: May 13, 2005		/s/ W. K. Gerber
W. K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2005		/s/ M. E. Debs
M. E. Debs

Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 13, 2005	*By	/s/ W. K. Gerber
W. K. Gerber

Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS AND

SUPPLEMENTAL SCHEDULE

Kelly Services, Inc. and Subsidiaries

Management’s Report on Internal Control Over Financial Reporting

The management of Kelly Services, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 29.

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

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 2, 2005 and December 28, 2003 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the balance sheets as of January 2, 2005 and December 28, 2003 and the related statements of earnings, stockholders’ equity and cash flows for the three years in the period ended January 2, 2005 have been restated.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 18, 2005, except for Note 2 to the consolidated financial statements, as to which the date is May 12, 2005

STATEMENTS OF EARNINGS

Kelly Services, Inc. and Subsidiaries

(As restated, see Note 2)

	2004 (1)	2003	2002
	(In thousands of dollars except per share items)
Revenue from services	$4,984,051	$4,325,155	$4,056,945
Cost of services	4,186,285	3,628,524	3,364,219

Gross profit	797,766	696,631	692,726
Selling, general and administrative expenses	763,756	688,227	662,481

Earnings from operations	34,010	8,404	30,245
Interest (expense) income, net	(861)	(77)	362

Earnings before income taxes	33,149	8,327	30,607
Income taxes	11,938	3,423	12,129

Net earnings	$21,211	$4,904	$18,478

Basic earnings per share	$.60	$.14	$.52
Diluted earnings per share	$.60	$.14	$.51
Dividends per share	$.40	$.40	$.40
Average shares outstanding (thousands):
Basic	35,115	35,289	35,724
Diluted	35,461	35,355	35,900

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

Kelly Services, Inc. and Subsidiaries

(As restated, see Note 2)

	2004 (1)	2003	2002
	(In thousands of dollars)
Cash flows from operating activities
Net earnings	$21,211	$4,904	$18,478
Noncash adjustments:
Depreciation and amortization	44,435	47,929	45,451
Deferred income taxes	(10,175)	2,809	6,534
Changes in operating assets and liabilities	134	(23,625)	30,543

Net cash from operating activities	55,605	32,017	101,006

Cash flows from investing activities
Capital expenditures	(36,801)	(30,567)	(33,571)
Short-term investments	105	142	31
Increase in other assets	(736)	(2,487)	(3,476)

Net cash from investing activities	(37,432)	(32,912)	(37,016)

Cash flows from financing activities
(Decrease) increase in short-term borrowings	(8,188)	10,280	(11,723)
Dividend payments	(14,043)	(14,143)	(14,293)
Exercise of stock options and other	8,422	7,786	(244)
Purchase of treasury stock	(3)	(26,149)	(13,216)

Net cash from financing activities	(13,812)	(22,226)	(39,476)

Effect of exchange rates on cash and equivalents	1,815	3,563	2,961

Net change in cash and equivalents	6,176	(19,558)	27,475
Cash and equivalents at beginning of year	76,378	95,936	68,461

Cash and equivalents at end of year	$82,554	$76,378	$95,936

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

BALANCE SHEETS

Kelly Services, Inc. and Subsidiaries

(As restated, see Note 2)

	2004	2003
	(In thousands of dollars)
ASSETS
Current Assets
Cash and equivalents	$82,554	$76,378
Short-term investments	6,288	1,168
Trade accounts receivable, less allowances of $16,228 and $14,983, respectively	727,366	658,090
Prepaid expenses and other current assets	40,736	31,784
Deferred taxes	36,055	25,404

Total current assets	892,999	792,824

Property and Equipment
Land and buildings	58,236	57,543
Equipment, furniture and leasehold improvements	303,213	303,448
Accumulated depreciation	(180,363)	(172,516)

Net property and equipment	181,086	188,475

Noncurrent Deferred Taxes	17,960	14,606
Goodwill, net	94,652	85,788
Other Assets	63,059	57,550

Total Assets	$1,249,756	$1,139,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$34,289	$39,190
Accounts payable	105,685	94,503
Accrued payroll and related taxes	246,802	200,503
Accrued insurance	33,165	36,016
Income and other taxes	67,839	49,342

Total current liabilities	487,780	419,554

Noncurrent Liabilities
Accrued insurance	58,548	58,763
Accrued retirement benefits	50,892	48,025

Total noncurrent liabilities	109,440	106,788

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,693 at 2004 and 36,619,148 at 2003	36,620	36,619
Class B common stock, shares issued 3,496,173 at 2004 and 3,496,718 at 2003	3,496	3,497
Treasury stock, at cost
Class A common stock, 4,588,739 shares at 2004 and 5,319,995 at 2003	(97,067)	(112,535)
Class B common stock, 23,575 shares at 2004 and 23,475 at 2003	(626)	(623)
Paid-in capital	22,530	19,096
Earnings invested in the business	663,039	655,871
Accumulated other comprehensive income	24,544	10,976

Total stockholders’ equity	652,536	612,901

Total Liabilities and Stockholders’ Equity	$1,249,756	$1,139,243

See accompanying Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Kelly Services, Inc. and Subsidiaries

(As restated, see Note 2)

	2004 (1)	2003	2002
	(In thousands of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36,619	$36,619	$36,609
Conversions from Class B	1	—	10

Balance at end of year	36,620	36,619	36,619

Class B common stock
Balance at beginning of year	3,497	3,497	3,507
Conversions to Class A	(1)	—	(10)

Balance at end of year	3,496	3,497	3,497

Treasury Stock
Class A common stock
Balance at beginning of year	(112,535)	(91,648)	(81,721)
Exercise of stock options, restricted stock awards and other	15,468	5,150	2,381
Treasury stock issued for acquisition	—	—	832
Purchase of treasury stock	—	(26,037)	(13,140)

Balance at end of year	(97,067)	(112,535)	(91,648)

Class B common stock
Balance at beginning of year	(623)	(511)	(435)
Purchase of treasury stock	(3)	(112)	(76)

Balance at end of year	(626)	(623)	(511)

Paid-in Capital
Balance at beginning of year	19,096	17,902	17,035
Exercise of stock options, restricted stock awards and other	3,434	1,194	699
Treasury stock issued for acquisition	—	—	168

Balance at end of year	22,530	19,096	17,902

Earnings Invested in the Business
Balance at beginning of year	655,871	665,110	660,925
Net earnings	21,211	4,904	18,478
Dividends	(14,043)	(14,143)	(14,293)

Balance at end of year	663,039	655,871	665,110

Accumulated Other Comprehensive Income
Balance at beginning of year	10,976	(12,538)	(29,290)
Foreign currency translation adjustments, net of tax	13,433	23,407	16,769
Unrealized gains on investments, net of tax	135	107	(17)

Balance at end of year	24,544	10,976	(12,538)

Stockholders’ Equity at end of year	$652,536	$612,901	$618,431

Comprehensive Income
Net earnings	$21,211	$4,904	$18,478
Foreign currency translation adjustments, net of tax	13,433	23,407	16,769
Unrealized gains on investments, net of tax	135	107	(17)

Comprehensive Income	$34,779	$28,418	$35,230

(1)	Fiscal year included 53 weeks.

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

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 15 to 45 years for land improvements, buildings and building improvements, 5 years for equipment and furniture and 3 to 12 years for computer hardware and software. Leasehold improvements are depreciated over the lesser of the life of the lease or 5 years. The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included with equipment, furniture and leasehold improvements on the balance sheet. Depreciation expense was $44,200 for 2004, $47,800 for 2003 and $45,300 for 2002.

Operating Leases The Company recognizes rent expense on a straight-line basis over the lease term. This includes the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”). The Company records allowances provided by landlords for leasehold improvements as deferred rent in the balance sheet and as operating cash flows in the statement of cash flows.

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

Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $12,361 and $12,054 at year-end 2004 and 2003, respectively.

Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $17,889 and $24,973 at year-end 2004 and 2003, respectively. Payroll taxes are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

	2004 (as restated)	2003 (as restated)	2002 (as restated)
Net earnings, as reported	$21,211	$4,904	$18,478
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,853	1,689	1,858
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,973)	(3,823)	(4,172)

Pro forma net earnings	$19,091	$2,770	$16,164

Earnings per share:
Basic-as reported	$.60	$.14	$.52
Basic-pro forma	$.54	$.08	$.45

Diluted-as reported	$.60	$.14	$.51
Diluted-pro forma	$.54	$.08	$.45

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

2. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s fiscal 2004 financial statements, the Company’s management determined that its lease-related accounting policies needed to be revised. On April 25, 2005 management concluded, with the concurrence of the Audit Committee of the Board of Directors, that the Company would restate its financial statements for the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005. As a result, the Company has corrected its accounting for operating leases to recognize scheduled rent increases on a straight-line basis over the lease term. Previously, the Company recorded rent expense as incurred. In addition, the Company has recorded allowances provided by landlords for leasehold improvements as deferred rent in the balance sheet and as operating cash flow in the statement of cash flows. Previously, these amounts had been recorded as reductions of property and equipment in the balance sheet and as reductions of capital expenditures in the statement of cash flows.

The impact of the restatement for scheduled rent increases is a decrease in net earnings of $148, $206 and $91 for fiscal years 2004, 2003 and 2002, respectively. The cumulative effect of the restatement for scheduled rent increases for all years prior to fiscal 2002 was $871, which was recorded as an adjustment to stockholders’ equity at December 31, 2001. The adjustment represented less than 0.2% of stockholders’ equity.

The impact on the balance sheet, as a result of the adjustments for landlord allowances was to increase leasehold improvements and deferred rent (included in accounts payable) by $1,300 and $353 as of year end 2004 and 2003, respectively. These adjustments did not impact net earnings, as the amortization period for leasehold improvements and the lease term were essentially the same.

As part of the restatement process, the Company determined that it was appropriate to make the following additional adjustments.

In January of 2005, the Company learned that, due to a demutualization in 2001, a wholly owned subsidiary received stock in Prudential Financial, Inc. As a result, the Company recorded a gain, net of income taxes, of $313 in the fourth quarter of 2004. As part of the restatement, the Company removed the gain from 2004 and recorded the gain as an adjustment to stockholders’ equity at December 31, 2001.

The Company determined that its liability for accrued payroll taxes was understated as of year-end 2004. As a result, 2004 net earnings have been reduced by $459.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

In addition, the Company’s classification of investments in auction rate securities of $5 million as of year-end 2004 has been revised in the Company’s balance sheet as short-term investments. Previously, these investments were classified as cash and cash equivalents. This change in classification also resulted in changes to the Company’s fiscal 2004, 2003 and 2002 statements of cash flows. Classification of the changes in cash overdrafts of $3,921 in 2003 and $1,235 in 2002 have been revised from net cash provided from operating activities to net cash provided from financing activities in the statement of cash flows.

The restatements did not have any impact on the Company’s previously reported revenue from services or on the Company’s compliance with any financial covenant under the Company’s line of credit facility or other debt instruments.

The following is a summary of impact of the restatement on the balance sheets at January 2, 2005 and December 28, 2003, and the statements of earnings and statements of cash flows for the fiscal years 2004, 2003 and 2002:

	For the 53 weeks ended January 2, 2005
	As Previously Reported	Adjustments	As Restated
Statement of Earnings
Cost of Services	$4,185,545	$740	$4,186,285
Selling, general and administrative expenses	763,013	743	763,756
Earnings from operations	35,493	(1,483)	34,010
Earnings before income taxes	34,632	(1,483)	33,149
Income taxes	12,502	(564)	11,938
Net earnings	22,130	(919)	21,211
Earnings per share - basic	.63	(0.03)	.60
Earnings per share - diluted	.62	(0.02)	.60

Statement of Cash Flows
Net earnings	22,130	(919)	21,211
Depreciation and amortization	44,137	298	44,435
Deferred income taxes	(9,611)	(564)	(10,175)
Changes in operating assets and liabilities	2,704	(2,570)	134
Net cash from operating activities	59,360	(3,755)	55,605
Capital expenditures	(35,556)	(1,245)	(36,801)
Net cash from investing activities	(36,187)	(1,245)	(37,432)

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

	As of January 2, 2005
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Cash and equivalents	$87,554	$(5,000)	$82,554
Short-term investments	1,288	5,000	6,288
Deferred taxes	34,967	1,088	36,055
Equipment, furniture and leasehold improvements	301,458	1,755	303,213
Accumulated depreciation	(179,908)	(455)	(180,363)
Net property and equipment	179,786	1,300	181,086
Total assets	1,247,368	2,388	1,249,756
Accounts payable	102,264	3,421	105,685
Accrued payroll and related taxes	246,061	741	246,802
Total stockholders’ equity	654,310	(1,774)	652,536
Total liabilities and stockholders’ equity	1,247,368	2,388	1,249,756

	For the 52 weeks ended December 28, 2003
	As Previously Reported	Adjustments	As Restated
Statement of Earnings
Selling, general and administrative expenses	$687,894	$333	$688,227
Earnings from operations	8,737	(333)	8,404
Earnings before income taxes	8,660	(333)	8,327
Income taxes	3,550	(127)	3,423
Net earnings	5,110	(206)	4,904
Earnings per share - basic	.14	.00	.14
Earnings per share - diluted	.14	.00	.14

Statement of Cash Flows
Net earnings	5,110	(206)	4,904
Depreciation and amortization	47,795	134	47,929
Deferred income taxes	2,936	(127)	2,809
Changes in operating assets and liabilities	(25,248)	1,623	(23,625)
Net cash from operating activities	30,593	1,424	32,017
Capital expenditures	(30,222)	(345)	(30,567)
Net cash from investing activities	(32,567)	(345)	(32,912)
Exercise of stock options and other	3,865	3,921	7,786
Net cash from financing activities	(26,147)	3,921	(22,226)

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

	As of December 28, 2003
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Short-term investments	$457	$711	$1,168
Deferred taxes	24,962	442	25,404
Equipment, furniture and leasehold improvements	302,938	510	303,448
Accumulated depreciation	(172,359)	(157)	(172,516)
Net property and equipment	188,122	353	188,475
Total assets	1,137,737	1,506	1,139,243
Accounts payable	92,265	2,238	94,503
Total stockholders’ equity	613,633	(732)	612,901
Total liabilities and stockholders’ equity	1,137,737	1,506	1,139,243

	For the 52 weeks ended December 29, 2002
	As Previously Reported	Adjustments	As Restated
Statement of Earnings
Selling, general and administrative expenses	$662,334	$147	$662,481
Earnings from operations	30,392	(147)	30,245
Earnings before income taxes	30,754	(147)	30,607
Income taxes	12,185	(56)	12,129
Net earnings	18,569	(91)	18,478
Earnings per share - basic	.52	0.00	.52
Earnings per share - diluted	.52	(0.01)	.51

Statement of Cash Flows
Net earnings	18,569	(91)	18,478
Depreciation and amortization	45,428	23	45,451
Deferred income taxes	6,590	(56)	6,534
Changes in operating assets and liabilities	19,019	11,524	30,543
Net cash from operating activities	89,606	11,400	101,006
Capital expenditures	(33,406)	(165)	(33,571)
Net cash from investing activities	(36,851)	(165)	(37,016)
Exercise of stock options and other	991	(1,235)	(244)
Net cash from financing activities	(38,241)	(1,235)	(39,476)

	As of December 31, 2001
Statement of Stockholders’ Equity
Earnings invested in the business	$661,483	$(558)	$660,925
Accumulated other comprehensive income	(29,323)	33	(29,290)

Notes 1, 3, 7, 8, 10, 11, 12 and 14 to the Financial Statements and the Selected Quarterly Financial Data were impacted by the restatement.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

3. Short-term Investments

The Company’s short-term investments consisted of trading securities of $5,000 and $0 and available-for-sale securities of $1,288 and $1,168 as of year-end 2004 and 2003, respectively. The Company did not hold federal, state or local government obligations as of year-end 2004 and 2003. The carrying amounts of short-term investments approximate market value.

Interest income was $837, $961 and $1,531 for the fiscal years 2004, 2003 and 2002, respectively.

4. Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Should circumstances change or events occur to indicate that the fair market value of the reporting unit has fallen below its book value, management must then compare the estimated fair value of goodwill to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income. We completed our impairment test during the fourth quarter of the years ended January 2, 2005 and December 28, 2003 as required under SFAS 142 and determined that goodwill is not impaired.

The changes in the net carrying amount of goodwill for the fiscal years 2003 and 2004 are as follows:

	U.S. Commercial	PTSA	International	Total
Balance as of December 29, 2002	$4,753	$24,933	$50,574	$80,260
Adjustments to previously recorded purchase price	(276)	(276)	—	(552)
Translation adjustment	—	—	6,080	6,080

Balance as of December 28, 2003	4,477	24,657	56,654	85,788
Adjustments to previously recorded purchase price	—	—	4,684	4,684
Translation adjustment	—	—	4,180	4,180

Balance as of January 2, 2005	$4,477	$24,657	$65,518	$94,652

The 2004 adjustment to previously recorded purchase price represents the final earn-out payment related to the acquisition of Business Trends, Singapore.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

5. Short-term Borrowings

The Company has a committed $125 million, unsecured multi-currency revolving credit facility used to fund working capital, acquisitions and for general corporate purposes. This credit facility expires in June, 2006. The interest rate applicable to borrowings under the line of credit is 60 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. LIBOR rates varied by currency and ranged from 2.0% to 3.2% at January 2, 2005. Borrowings under this arrangement were $33,300 and $37,700 at year-end 2004 and 2003, respectively. The carrying amounts of the Company’s borrowings under the lines of credit described above approximate their fair values.

The Company has additional uncommitted one-year local credit facilities that total $29 million as of January 2, 2005. Borrowings under these lines totaled $1,000 and $1,500, at year-end 2004 and 2003, respectively. Interest rates varied by country and ranged from 2.4% to 8.2% at year-end 2004.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

7. Earnings Per Share

The reconciliations of earnings per share computations for the fiscal years 2004, 2003 and 2002 were as follows:

	2004 (as restated)	2003 (as restated)	2002 (as restated)
Net earnings	$21,211	$4,904	$18,478

Determination of shares (thousands):
Weighted average common shares outstanding	35,115	35,289	35,724
Effect of dilutive securities:
Stock options	243	47	52
Restricted awards and other	103	19	124

Weighted average common shares outstanding - assuming dilution	35,461	35,355	35,900

Earnings per share - basic	$.60	$.14	$.52
Earnings per share - assuming dilution	$.60	$.14	$.51

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

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

8. Supplemental Cash Flow Information

Changes in operating assets and liabilities, as disclosed in the statements of cash flows, for the fiscal years 2004, 2003 and 2002, respectively, were as follows:

	2004 (as restated)	2003 (as restated)	2002 (as restated)
Increase in trade accounts receivable	$(48,755)	$(63,516)	$(9,420)
(Increase) decrease in prepaid expenses and other current assets	(11,328)	(930)	17,162
Increase (decrease) in accounts payable	4,470	4,373	(461)
Increase in accrued payroll and related taxes	47,673	17,467	15,467
(Decrease) increase in accrued insurance	(3,086)	21,268	10,090
Increase (decrease) in income and other taxes	11,160	(2,287)	(2,295)

Total changes in operating assets and liabilities	$134	$(23,625)	$30,543

Cash flows from available-for-sale investments for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Sales/Maturities	$605	$745	$4,428
Purchases	(500)	(603)	(4,397)

Total	$105	$142	$31

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

The liability for the nonqualified plan was $56,500 and $50,500 as of year-end 2004 and 2003, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in publicly traded mutual funds, was $54,600 and $49,500 at year-end 2004 and 2003, respectively. These investments are included in other assets and are restricted for the use of funding this plan.

Amounts expensed for retirement benefits totaled $7,000 in 2004, $2,700 in 2003 and $6,500 in 2002.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

10. Income Taxes

Pretax income (loss) for the years 2004, 2003 and 2002 was taxed under the following jurisdictions:

	2004 (as restated)	2003 (as restated)	2002 (as restated)
Domestic	$31,670	$20,874	$42,513
Foreign	1,479	(12,547)	(11,906)

Total	$33,149	$8,327	$30,607

The provision for income taxes was as follows:

	2004 (as restated)	2003 (as restated)	2002 (as restated)
Current tax expense:
U.S. federal	$10,495	$(2,300)	$968
U.S. state and local	8,314	2,750	2,300
Foreign	3,304	164	2,327

Total current	22,113	614	5,595
Total deferred	(10,175)	2,809	6,534

Total provision	$11,938	$3,423	$12,129

Deferred tax assets are comprised of the following:

	2004 (as restated)	2003 (as restated)
Depreciation and amortization	$(35,061)	$(28,173)
Employee compensation and benefit plans	38,099	26,888
Workers’ compensation	36,471	32,208
Other comprehensive income	(591)	442
Bad debt allowance	6,125	5,021
Loss carryforwards	25,320	23,929
Tax credit carryforwards	3,716	—
Other, net	6,178	4,573

Subtotal	80,257	64,888
Valuation allowance	(25,975)	(24,878)

Net deferred tax assets	54,282	40,010
Net deferred tax liabilities	(267)	(363)

Net deferred taxes	$54,015	$39,647

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The differences between income taxes for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2004 (as restated)	2003 (as restated)	2002 (as restated)
Income tax based on statutory rate	$11,602	$2,914	$10,712
State income taxes, net of federal benefit	4,878	1,778	1,491
General business credits	(6,574)	(5,851)	(2,925)
Life insurance cash surrender value	(1,393)	(2,503)	2,394
Valuation allowance	991	12,234	7,377
Foreign items	1,610	(5,452)	(1,996)
Settlement of prior years’ audit issues	101	(336)	(5,270)
Non-deductible items	677	643	414
Other, net	46	(4)	(68)

Total	$11,938	$3,423	$12,129

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

Provision has not been made for U.S. or additional foreign income taxes on an estimated $18,620 of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

The Company paid income taxes of $13,700 in 2004, $10,000 in 2003 and $10,300 in 2002. Deferred income taxes recorded in other comprehensive income as a result of foreign currency translation adjustments were a charge of $943 in 2004, $2,513 in 2003 and $1,021 in 2002. Deferred income taxes recorded in other comprehensive income as a result of unrealized gains on marketable securities classified as available-for-sale were a charge of $90 in 2004, $71 in 2003 and a benefit of $11 in 2002.

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

	2004 (as restated)	2003 (as restated)	2002 (as restated)
Net earnings, as reported	$21,211	$4,904	$18,478
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,853	1,689	1,858
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,973)	(3,823)	(4,172)

Pro forma net earnings	$19,091	$2,770	$16,164

Earnings per share:
Basic-as reported	$.60	$.14	$.52
Basic-pro forma	$.54	$.08	$.45

Diluted-as reported	$.60	$.14	$.51
Diluted-pro forma	$.54	$.08	$.45

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

Lease expense for fiscal 2004, 2003 and 2002 amounted to $50,600, $49,200 and $46,900, respectively.

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

	2004 (as restated)	2003 (as restated)	2002 (as restated)
Revenue from services:
U.S. Commercial Staffing	$2,327,910	$2,131,529	$2,104,622
PTSA	1,033,427	895,002	870,370
International	1,622,714	1,298,624	1,081,953

Consolidated Total	$4,984,051	$4,325,155	$4,056,945

Earnings (loss) from operations:
U.S. Commercial Staffing	$119,368	$93,207	$118,552
PTSA	62,210	52,781	50,697
International	12,749	(787)	5,145
Corporate Expense	(160,317)	(136,797)	(144,149)

Consolidated Total	$34,010	$8,404	$30,245

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Specified items included in segment earnings for the fiscal years 2004, 2003 and 2002 were as follows:

	2004 (as restated)	2003 (as restated)	2002 (as restated)
Depreciation and Amortization:
U.S. Commercial Staffing	$4,966	$5,602	$5,497
PTSA	1,774	1,828	1,929
International	8,632	8,704	8,828
Corporate	29,063	31,795	29,197

Consolidated Total	$44,435	$47,929	$45,451

Interest Income:
U.S. Commercial Staffing	$—	$—	$—
PTSA	20	3	—
International	453	543	616
Corporate	364	415	915

Consolidated Total	$837	$961	$1,531

Interest Expense:
U.S. Commercial Staffing	$—	$—	$—
PTSA	—	—	—
International	404	533	1,056
Corporate	1,294	505	113

Consolidated Total	$1,698	$1,038	$1,169

A summary of long-lived assets information by geographic area as of the years ended 2004 and 2003 follows:

	2004 (as restated)	2003 (as restated)
Long-Lived Assets:
Domestic	$190,631	$196,350
International	92,191	84,525

Total	$282,822	$280,875

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

The operating results for each of the quarters in the 2004 and 2003 fiscal years have been restated to give effect to the restatement in Note 2. The following tables show quarterly information as restated and as previously reported:

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

As Restated:	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,158,811	$1,224,464	$1,244,854	$1,355,922	$4,984,051
Gross profit	183,356	198,082	202,368	213,960	797,766
Selling, general and administrative expenses	181,482	189,494	190,037	202,743	763,756
Net earnings	291	4,876	8,094	7,950	21,211
Basic earnings per share (1)	0.01	0.14	0.23	0.23	0.60
Diluted earnings per share (1)	0.01	0.14	0.23	0.22	0.60
Dividends per share	0.10	0.10	0.10	0.10	0.40

As Restated:	Fiscal Year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,003,397	$1,059,517	$1,097,268	$1,164,973	$4,325,155
Gross profit	165,552	172,404	172,607	186,068	696,631
Selling, general and administrative expenses	165,203	169,991	169,998	183,035	688,227
Net earnings	269	1,448	1,404	1,783	4,904
Basic earnings per share (1)	0.01	0.04	0.04	0.05	0.14
Diluted earnings per share (1)	0.01	0.04	0.04	0.05	0.14
Dividends per share	0.10	0.10	0.10	0.10	0.40

(1)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

As Previously Reported:	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,158,811	$1,224,464	$1,244,854	$1,355,922	$4,984,051
Gross profit	183,356	198,082	202,368	214,700	798,506
Selling, general and administrative expenses	181,342	189,404	189,908	202,359	763,013
Net earnings	1,065	5,047	7,372	8,646	22,130
Basic earnings per share (1)	0.03	0.14	0.21	0.24	0.63
Diluted earnings per share (1)	0.03	0.14	0.21	0.24	0.62
Dividends per share	0.10	0.10	0.10	0.10	0.40

As Previously Reported:	Fiscal Year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,003,397	$1,059,517	$1,097,268	$1,164,973	$4,325,155
Gross profit	165,552	172,404	172,607	186,068	696,631
Selling, general and administrative expenses	165,162	169,955	169,898	182,879	687,894
Net earnings	310	1,484	1,504	1,812	5,110
Basic earnings per share (1)	0.01	0.04	0.04	0.05	0.14
Diluted earnings per share (1)	0.01	0.04	0.04	0.05	0.14
Dividends per share	0.10	0.10	0.10	0.10	0.40

(1)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

SCHEDULE II - VALUATION RESERVES

Kelly Services, Inc. and Subsidiaries

January 2, 2005

(In thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fifty-three weeks ended January 2, 2005:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$14,983	6,931	225	(5,911)	$16,228

Deferred tax assets valuation allowance	$24,878	4,217	106	(3,226)	$25,975

Fifty-two weeks ended December 28, 2003:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12,533	7,985	650	(6,185)	$14,983

Deferred tax assets valuation allowance	$11,088	12,234	1,556	—	$24,878

Fifty-two weeks ended December 29, 2002:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12,105	7,882	451	(7,905)	$12,533

Deferred tax assets valuation allowance	$3,447	7,377	264	—	$11,088

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description	Document
3.1	Restated Certificate of Incorporation. (Reference is made to Exhibit 3.1 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

3.2	By-laws. (Reference is made to Exhibit 3.2 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

4	Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth of the Restated Certificate of Incorporation. (Reference is made to Exhibit 4 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

10.1	Short-Term Incentive Plan, as amended and restated on March 23, 1998 and further amended on February 6, 2003. (Reference is made to Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2003, filed with the Commission in August, 2003, which is incorporated herein by reference).

10.2	Kelly Services, Inc. Performance Incentive Plan, as amended and restated on March 29, 1996 and further amended on April 14, 2000 and July 29, 2003. (Reference is made to Exhibit 10.2 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

10.3	Kelly Services, Inc. 1999 Non-Employee Directors Stock Option Plan. (Reference is made to Exhibit 99.1 to the Form S-8 filed with the Commission in April, 2004, which is incorporated herein by reference.)

10.4	Kelly Services, Inc. Non-Employee Director Stock Award Plan. (Reference is made to Exhibit 99.2 to the Form S-8 filed with the Commission in April, 2004, which is incorporated herein by reference.)

10.5	Loan Agreement dated as of June 24, 2003. (Reference is made to Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 29, 2003, filed with the Commission in August, 2003, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, adopted February 9, 2004, as amended on February 7, 2005.	2

21	Subsidiaries of Registrant.	3

23	Consent of Independent Registered Public Accounting Firm.	4

24	Power of Attorney.	5

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	6

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	7

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	9