Form 10-Q
period 2005-04-03
KELLY SERVICES INC
filed 2005-05-13
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 3, 2005

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

At May 6, 2005, 32,105,887 shares of Class A and 3,472,598 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share items)

	13 Weeks Ended
	April 3, 2005	March 28, 2004 (As restated, see Note 2)
Revenue from services	$1,249,335	$1,158,811
Cost of services	1,045,251	975,455

Gross profit	204,084	183,356
Selling, general and administrative expenses	197,989	181,482

Earnings from operations	6,095	1,874
Interest expense, net	(35)	(239)

Earnings before income taxes	6,060	1,635
Income taxes	2,122	1,344

Net earnings	$3,938	$291

Earnings per share:
Basic	$.11	$.01
Diluted	.11	.01
Average shares outstanding (thousands):
Basic	35,535	34,881
Diluted	35,934	35,302
Dividends per share	$.10	$.10

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(In thousands of dollars)

	April 3, 2005	January 2, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$69,531	$82,554
Short-term investments	512	6,288
Trade accounts receivable, less allowances of $16,296 and $16,228, respectively	740,980	727,366
Prepaid expenses and other current assets	41,447	40,736
Deferred taxes	37,146	36,055

Total current assets	889,616	892,999
PROPERTY AND EQUIPMENT:
Land and buildings	58,254	58,236
Equipment, furniture and leasehold improvements	305,794	303,213
Accumulated depreciation	(187,943)	(180,363)

Net property and equipment	176,105	181,086
NONCURRENT DEFERRED TAXES	18,489	17,960
GOODWILL, NET	92,031	94,652
OTHER ASSETS	82,706	63,059

TOTAL ASSETS	$1,258,947	$1,249,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$47,061	$34,289
Accounts payable	113,057	105,685
Accrued payroll and related taxes	245,442	246,802
Accrued insurance	32,734	33,165
Income and other taxes	62,419	67,839

Total current liabilities	500,713	487,780
NONCURRENT LIABILITIES:
Accrued insurance	57,828	58,548
Accrued retirement benefits	52,156	50,892

Total noncurrent liabilities	109,984	109,440
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,693 at 2005 and 2004	36,620	36,620
Class B common stock, shares issued 3,496,173 at 2005 and 2004	3,496	3,496
Treasury stock, at cost
Class A common stock, 4,524,203 shares at 2005 and 4,588,739 at 2004	(95,702)	(97,067)
Class B common stock, 23,575 shares at 2005 and 2004	(626)	(626)
Paid-in capital	22,787	22,530
Earnings invested in the business	663,423	663,039
Accumulated other comprehensive income	18,252	24,544

Total stockholders’ equity	648,250	652,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,258,947	$1,249,756

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	April 3, 2005	March 28, 2004 (As restated, see Note 2)
Capital Stock
Class A common stock
Balance at beginning of period	$36,620	$36,619
Conversions from Class B	—	1

Balance at end of period	36,620	36,620
Class B common stock
Balance at beginning of period	3,496	3,497
Conversions to Class A	—	(1)

Balance at end of period	3,496	3,496
Treasury Stock
Class A common stock
Balance at beginning of period	(97,067)	(112,535)
Exercise of stock options, restricted stock awards and other	1,365	5,138

Balance at end of period	(95,702)	(107,397)
Class B common stock
Balance at beginning of period	(626)	(623)
Purchase of treasury stock	—	(3)

Balance at end of period	(626)	(626)
Paid-in Capital
Balance at beginning of period	22,530	19,096
Exercise of stock options, restricted stock awards and other	257	555

Balance at end of period	22,787	19,651
Earnings Invested in the Business
Balance at beginning of period	663,039	655,871
Net earnings	3,938	291
Dividends	(3,554)	(3,491)

Balance at end of period	663,423	652,671
Accumulated Other Comprehensive Income
Balance at beginning of period	24,544	10,976
Foreign currency translation adjustments, net of tax	(6,034)	(1,324)
Unrealized gains on investments, net of tax	(258)	23

Balance at end of period	18,252	9,675

Stockholders’ Equity at end of period	$648,250	$614,090

Comprehensive loss
Net earnings	$3,938	$291
Foreign currency translation adjustments, net of tax	(6,034)	(1,324)
Unrealized gains on investments, net of tax	42	23
Reclassification adjustment for gains included in net earnings	(300)	—

Comprehensive loss	$(2,354)	$(1,010)

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	April 3, 2005	March 28, 2004 (As restated, see Note 2)
Cash flows from operating activities:
Net earnings	$3,938	$291
Noncash adjustments:
Depreciation and amortization	10,382	11,356
Increase in trade accounts receivable, net	(21,698)	(47,447)
Changes in other operating assets and liabilities	12,398	19,575

Net cash from operating activities	5,020	(16,225)

Cash flows from investing activities:
Capital expenditures	(5,945)	(4,463)
Proceeds from sales and maturities of short-term investments	859	80
Purchases of short-term investments	(25)	(75)
Investment in unconsolidated affiliate	(18,450)	—
Increase in other assets	(2,867)	(173)

Net cash from investing activities	(26,428)	(4,631)

Cash flows from financing activities:
Decrease in short-term borrowings	(3,776)	(708)
Financing to fund investment in unconsolidated affiliate	18,450	—
Dividend payments	(3,554)	(3,491)
Stock options and other	(777)	4,169
Purchase of treasury stock	—	(3)

Net cash from financing activities	10,343	(33)

Effect of exchange rates on cash and equivalents	(1,958)	(142)

Net change in cash and equivalents	(13,023)	(21,031)
Cash and equivalents at beginning of period	82,554	76,378

Cash and equivalents at end of period	$69,531	$55,347

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars except share and per share items)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2005, included in the Company’s Amendment to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2005 (the 2004 consolidated financial statements). Certain prior year amounts have been reclassified to conform with the current presentation.

2. Restatement of Prior Year Financial Statements

The Company has corrected its accounting for operating leases to recognize scheduled rent increases on a straight-line basis over the lease term. Previously, the Company recorded rent expense as incurred. In addition, the Company has recorded allowances provided by landlords for leasehold improvements as an operating cash flow in the statement of cash flows. Previously, these amounts had been recorded as reductions of capital expenditures in the statement of cash flows.

The impact of the restatement for scheduled rent increases is a decrease in net earnings of $87 for the first quarter of 2004. The impact on the cash flow statement, as a result of the adjustments for landlord allowances was to increase operating cash flows and increase capital expenditures by $88 in the first quarter of 2004. This adjustment did not impact net earnings as the amortization period for leasehold improvements and the lease term were essentially the same. In addition, the Company has corrected its accounting for the intra-period allocation of income taxes. As a result, income tax expense increased by $687 for the first quarter of 2004. This change did not have any impact on the 2004 full year.

The restatements did not have any impact on the Company’s previously reported revenue from services or on the Company’s compliance with any financial covenant under the Company’s line of credit facility or other debt instruments.

The following is a summary of the impact of the restatement on the statement of earnings and statement of cash flows for the first quarter of 2004:

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

	For the 13 weeks ended March 28, 2004
	As Previously Reported	Adjustments	As Restated
Statement of Earnings
Selling, general and administrative expenses	$181,342	$140	$181,482
Earnings from operations	2,014	(140)	1,874
Earnings before income taxes	1,775	(140)	1,635
Income taxes	710	634	1,344
Net earnings	1,065	(774)	291
Earnings per share:
Basic	0.03	(0.02)	0.01
Diluted	0.03	(0.02)	0.01

Statement of Cash Flows
Net earnings	1,065	(774)	291
Depreciation and amortization	11,326	30	11,356
Changes in other operating assets and liabilities	18,743	832	19,575
Net cash from operating activities	(16,313)	88	(16,225)
Capital expenditures	(4,375)	(88)	(4,463)
Net cash from investing activities	(4,543)	(88)	(4,631)

Notes 3, 5 and 6 to the Financial Statements were impacted by the restatement.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13-week periods ended April 3, 2005 and March 28, 2004. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended
	2005	2004 (As restated)
Revenue from Services:
U.S. Commercial Staffing	$565,514	$549,330
PTSA	272,422	238,790
International	411,399	370,691

Consolidated Total	$1,249,335	$1,158,811

Earnings (Loss) from Operations:
U.S. Commercial Staffing	$29,187	$24,229
PTSA	15,384	14,006
International	537	(941)
Corporate Expense	(39,013)	(35,420)

Consolidated Total	$6,095	$1,874

4. Contingencies

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at April 3, 2005 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at April 3, 2005.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week periods ended April 3, 2005 and March 28, 2004 were as follows:

	13 Weeks Ended
	2005	2004 (As restated)
Net earnings	$3,938	$291

Determination of shares (thousands):
Weighted average common	35,535	34,881
shares outstanding
Effect of dilutive securities:
Stock options	238	314
Restricted awards and other	161	107

Weighted average common shares outstanding - assuming dilution	35,934	35,302

Earnings per share - basic	$.11	$.01
Earnings per share - assuming dilution	$.11	$.01

Stock options representing 409,000 and 446,000 shares, respectively, for the quarters ended April 3, 2005 and March 28, 2004 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

6. Investment

During the first quarter of 2005, the Company made an $18 million investment to obtain a less than 5 percent interest in Tempstaff, the second largest staffing company in Japan. In connection with this investment, the Company obtained short-term financing utilizing an $18 million Yen-denominated credit facility from the Bank of Tokyo.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7. Stock-Based Compensation

The Company has a Performance Incentive Plan for key employees and accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the 13-week periods ended April 3, 2005 and March 28, 2004 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended
	2005	2004 (As restated)
Net earnings, as reported	$3,938	$291
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	534	463
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(899)	(1,024)

Pro forma net earnings	$3,573	$(270)

Earnings per share:
Basic-as reported	$.11	$.01
Basic-pro forma	$.10	$(.01)
Diluted-as reported	$.11	$.01
Diluted-pro forma	$.10	$(.01)

8. New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) Issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. According to the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, SFAS No. 123 (revised 2004) is effective for the Company’s fiscal year 2006. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Executive Overview

Sales for the first quarter of 2005 grew by nearly 8 percent when compared to the prior year, representing record first quarter sales for Kelly. Management believes business confidence is improving, and this trend has resulted in accelerated permanent hiring. The Company has seen growth in the number of conversions of its temporary employees to permanent hires by our customers. While the increase in permanent hiring is producing significant increases in Kelly’s fee based income, it has slowed somewhat the growth of temporary staffing sales. Management believes this is normal for this phase of the business cycle.

The Bureau of Labor Statistics data support this trend. Of the more than two million new jobs created in the U.S last year, temporary staffing companies accounted for over 8% of the total. During the first quarter of 2005, it is estimated that 570,000 new jobs were created in the U.S., but temporary staffing accounted for only approximately 5% of the total. This slowing in the rate of growth is not unusual based on historical trends. Temporary staffing typically produces larger percentage gains at the beginning of a recovery, before settling back to more normal rates of growth as the recovery matures.

Results of Operations

First Quarter

Revenue from services in the first quarter of 2005 totaled $1.249 billion, an increase of 7.8% from the same period in 2004. This was the result of an increase in hours worked of 2.8% and an increase in average hourly bill rates of 5.2%. Revenue for the quarter increased in all three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (PTSA) and International.

During the past year, the U.S. dollar declined in comparison to many foreign currencies, including the euro and British pound. As a result, Kelly’s U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, first quarter revenue increased 6.5% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2005 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2004. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on first quarter revenue:

	First Quarter Revenue
	2005	2004	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$565.5	$549.3	2.9%
PTSA	272.4	238.8	14.1
International - Constant Currency	395.8	370.7	6.8

Revenue from Services - Constant Currency	1,233.7	1,158.8	6.5
Foreign Currency Impact	15.6	—

Revenue from Services	$1,249.3	$1,158.8	7.8%

Gross profit of $204.1 million was 11.3% higher than the gross profit of $183.4 million for the same period of the prior year. The gross profit rate for the first quarter of 2005 was 16.3%, an increase of 0.5 percentage points compared to the 15.8% rate earned for the same period in 2004. Compared to the prior year, the gross profit rates increased in the U.S. Commercial and International segments and decreased slightly in the PTSA segment. The increase in the gross profit rate was primarily due to lower workers’ compensation costs in U.S. Commercial and higher fee based income, particularly in the International segment, partially offset by changes in business unit mix in the PTSA segment.

Fee based recruitment income, which represents approximately two percent of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

Selling, general and administrative expenses totaled $198.0 million, an increase of 9.1% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.8% in the first quarter of 2005, a 0.1 percentage point increase compared to the 15.7% rate in the first quarter of 2004. As measured on a constant currency basis, selling, general and administrative expenses increased by 7.6%. The increase in selling, general and administrative expenses is due primarily to the growth in salaries and incentive-based compensation. In addition, information technology costs increased, reflecting the start of work on the implementation of the PeopleSoft payroll and billing project.

Earnings from operations in the first quarter of 2005 totaled $6.1 million, a $4.2 million increase compared to earnings from operations of $1.9 million reported for the first quarter of 2004.

Net interest expense in the first quarter of 2005 was $35 thousand, compared to last year’s net interest expense of $239 thousand. The change is primarily attributable to higher average cash balances and higher U.S. interest rates compared to last year.

The effective income tax rate in the first quarter of 2005 was 35.0%, a reduction from last year’s rate of 82.2% for the first quarter. The lower effective tax rate is primarily due to the passage of legislation in the fourth quarter of 2004, extending Work Opportunity Credits for two years. Although the full-year 2004 tax rate of 36% did reflect the credits, the first quarter 2004 rate of 82.2% did not, because the law was not passed until the fourth quarter. In addition, we successfully resolved a U.K. income tax issue in the first quarter of this year that also reduced the effective tax rate.

First quarter net earnings totaled $3.9 million, as compared to net earnings of $291 thousand last year. Diluted earnings per share for the first quarter of 2005 were $0.11, as compared to diluted earnings per share of $0.01 for the first quarter of 2004.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $565.5 million in the first quarter of 2005, a 2.9% increase compared to the $549.3 million reported for the same period in 2004. This reflected an increase in average hourly bill rates of 3.7%, partially offset by a decrease in hours worked of 0.9%. On a year-over-year basis, adjusted for the shift in the New Years and Easter holidays, revenue increased 2% in January, 1% in February and 0% in March.

U.S. Commercial Staffing revenue represented 45% of total Company revenue in the first quarter of 2005 and 47% of total Company revenue in the first quarter of 2004.

U.S. Commercial Staffing earnings from operations totaled $29.2 million in the first quarter of 2005, an increase of 20.5% compared to first quarter earnings of $24.2 million last year. This was the result of the 2.9% increase in revenue and a 0.9 percentage point increase in the gross profit rate, partially offset by a 4.8% increase in expenses. The increase in the gross profit rate was due to improved pricing related to state unemployment tax recovery, lower workers’ compensation costs, increased fee based income and the impact of ending relationships with certain unprofitable customers. The increase in selling, general and administrative expenses was primarily due to the growth in salaries and incentive-based compensation. Selling, general and administrative expenses as a percentage of revenue were 10.0% in the first quarter of 2005 and 9.8% in the first quarter of 2004.

Professional, Technical and Staffing Alternatives

Revenue from services in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the first quarter of 2005 totaled $272.4 million, an increase of 14.1% compared to the $238.8 million reported in the first quarter of 2004. This reflected an increase in hours worked of 10.7% and an increase in average billing rates of 7.3% for the professional and technical staffing businesses. However, revenues in the staffing alternatives businesses, which include staff leasing and management services, decreased by 11.5%. On a year-over-year basis adjusted for the shift in the Easter holiday, PTSA revenue increased 13% in January, 13% in February and 11% in March. PTSA revenue represented 22% of total Company revenue in the first quarter of 2005 and 21% in first quarter of 2004.

Nearly all of the 14 business units that make up PTSA experienced double-digit revenue growth on a year-over-year basis. Kelly Scientific Resources, Kelly Engineering Resources and Kelly Financial Resources were the leading Professional and Technical Staffing performers in the first quarter. Kelly HRfirst continued to be the leading Staffing Alternatives unit. Kelly Home Care and Kelly Automotive Services experienced revenue declines during the first quarter of 2005 as compared to the prior year. Kelly Staff Leasing revenue also declined, reflecting the repositioning of its customer mix.

PTSA earnings from operations for the first quarter of 2005 totaled $15.4 million, an increase of 9.8% from the same period in 2004. This was the result of the 14.1% increase in revenue, partially offset by a 0.1 percentage point decrease in the gross profit rate and a 14.6% increase in selling, general and administrative expenses. The decrease in the gross profit rate was due to changes in business unit mix, partially offset by growth in fee based income. The increase in selling, general and administrative expenses was primarily attributable to volume growth and new branch openings, along with growth in salaries and incentive-based compensation. Selling, general and administrative expenses as a percent of revenue were 11.8% in the first quarters of 2005 and 2004.

International

Translated U.S. dollar revenue from services in International for the first quarter of 2005 totaled $411.4 million, an 11.0% increase compared to the $370.7 million reported in the first quarter of 2004. This resulted from an increase in hours worked of 5.9% and an increase in the translated U.S. dollar average hourly bill rates of 3.9%. International revenue represented 33% of total Company revenue in the first quarter of 2005 and 32% in the first quarter of 2004.

On a constant currency basis, revenue increased by 6.8% and average hourly bill rates remained flat. The 6.8% constant currency increase in revenue reflected slowing from the fourth quarter, when year-over-year constant currency revenue was up 15.5%.

Year-over-year constant currency revenue growth was positive in most regions. The Americas increased by 10%, Asia Pacific increased by 10%, and Europe increased by 5%. In Europe, United Kingdom/Ireland revenue decreased 2% on a constant currency basis.

International earnings from operations for the first quarter of 2005 totaled $537 thousand, an improvement of $1.5 million as compared to an operating loss of $941 thousand for the same period in 2004. The 11.0% increase in revenue, combined with a 0.2 percentage point increase in the gross profit rate, was partially offset by a 9.8% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The increase in the International gross profit rate is primarily due to increased fee based income. Fee based income showed an increase of 40%, as measured in constant currency. The increase in U.S. dollar reported expenses was impacted by currency rates. On a constant currency basis, first quarter expenses increased by 5.5% as compared to the prior year. Selling, general and administrative expenses as a percent of revenue were 17.1% in the first quarter of 2005, a small improvement compared to 17.2% in the first quarter of 2004.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $70 million at the end of first quarter of 2005, a decrease of $13 million from the $83 million at year-end 2004. As further described below, the Company generated $5 million of cash from operating activities, used $26 million of cash in investing activities and generated $10 million in financing activities.

Operating Activities

In the first three months of 2005, the Company generated $5 million in cash from its operating activities, as compared to using $16 million in the first three months of 2004. Improved accounts receivable performance as measured by days sales outstanding contributed to most of the gain.

Trade accounts receivable totaled $741 million at the end of the first quarter of 2005. Global days sales outstanding at the end of the first quarter of 2005 were 54 days, a one-day improvement as compared with the end of the first quarter in the prior year.

The Company’s working capital position was $389 million at the end of the first quarter of 2005, compared to $405 million at year-end 2004. The current ratio was 1.8 at the end of the first quarter of 2005 and at year-end 2004.

Investing Activities

In the first three months of 2005, the Company used $26 million for investing activities, compared to $5 million in the first three months of 2004. Capital expenditures totaled $6 million for the first three months of 2005 and $4 million for the first three months of 2004. Capital expenditures for 2005, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $30 and $34 million.

During the first quarter of 2005, the Company also made an $18 million investment to obtain a less than five percent interest in Tempstaff, the second largest staffing company in Japan.

Financing Activities

In the first three months of 2005, the Company generated $10 million from financing activities, compared to using $33 thousand in the first three months of 2004.

Short-term debt totaled $47 million at the end of the first quarter of 2005, compared to $34 million at year-end 2004. At the end of the first three months of 2005, debt represented approximately 7% of total capital.

In connection with the investment in Tempstaff in the first quarter of 2005, the Company obtained short-term financing utilizing an $18 million Yen-denominated credit facility from the Bank of Tokyo.

Contractual Obligations and Commercial Commitments

The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company has no long-term debt and expects to meet its cash requirements principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, material changes in demand from large corporate customers, availability of temporary workers with appropriate skills required by customers, increases in wages paid to temporary workers, liabilities for client and employee actions, foreign currency fluctuations, changes in laws and regulations (including federal, state and international tax laws), the Company’s ability to effectively implement and manage its information technology programs, and the ability of the Company to successfully expand into new markets and service lines. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item I of the Company’s Amendment to Annual Report filed on Form 10-K/A.

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

PART II. OTHER INFORMATION AND SIGNATURES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 3, 2005 through February 6, 2005	226	(1)	$29.09	(1)	—	—
February 7, 2005 through March 6, 2005	7,870	(1)	30.05	(1)	—	—
March 7, 2005 through April 3, 2005	28	(1)	29.70	(1)	—	—

Total	8,124		$30.02		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing the Company to withhold the appropriate number of shares, and the Company issued to the employee the net difference between the shares due upon vesting and the withheld shares.

Item 5.	Other Information

(a)	At the Annual Meeting of Stockholders on May 4, 2005, the stockholders approved the Kelly Services, Inc. Equity Incentive Plan (the “Plan” or the “Equity Incentive Plan”). The Plan provides for the grant to officers and employees of the Company of options to purchase shares of Class A stock and other equity-based awards, which may be incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, or other stock-based awards (collectively, “Awards”). The Equity Incentive Plan replaced the 1996 Performance Incentive Plan which was terminated effective May 4, 2005. Stock option grants and restricted share awards approved under the 1996 Performance Incentive Plan remain outstanding in accordance with their terms.

The Equity Incentive Plan is included as Exhibit 10.6 in the Index to Exhibits on page 19.

Item 6.	Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 19 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.
Date: May 13, 2005

/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2005

/s/ Michael E. Debs
Michael E. Debs

Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description

10.6	Kelly Services, Inc. Equity Incentive Plan. (Reference is made to Appendix C to the Definitive Proxy Statement furnished in connection with the solicitation of proxies on behalf of the Board of Directors for use at the Annual Meeting of Stockholders of the Company held on May 4, 2005 filed with the Commission in April, 2005, which is incorporated by reference.)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.