Form 10-Q
period 2005-07-03
KELLY SERVICES INC
filed 2005-08-03
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

At July 25, 2005, 32,180,154 shares of Class A and 3,473,598 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2005	June 27, 2004 (As restated, see Note 2)	July 3, 2005	June 27, 2004 (As restated, see Note 2)
Revenue from services	$1,311,904	$1,224,464	$2,561,239	$2,383,275
Cost of services	1,097,802	1,026,382	2,143,053	2,001,837

Gross profit	214,102	198,082	418,186	381,438
Selling, general and administrative expenses	200,494	189,494	398,483	370,976

Earnings from operations	13,608	8,588	19,703	10,462
Interest expense, net	(152)	(283)	(187)	(522)

Earnings before income taxes	13,456	8,305	19,516	9,940
Income taxes	4,123	3,429	6,245	4,773

Net earnings	$9,333	$4,876	$13,271	$5,167

Earnings per share:
Basic	$.26	$.14	$.37	$.15
Diluted	.26	.14	.37	.15
Average shares outstanding (thousands):
Basic	35,597	35,057	35,566	34,969
Diluted	35,841	35,431	35,957	35,369
Dividends per share	$.10	$.10	$.20	$.20

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(In thousands of dollars)

	July 3, 2005	January 2, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$69,504	$82,554
Short-term investments	214	6,288
Trade accounts receivable, less allowances of $16,724 and $16,228, respectively	756,951	727,366
Prepaid expenses and other current assets	42,027	40,736
Deferred taxes	39,987	36,055

Total current assets	908,683	892,999
PROPERTY AND EQUIPMENT:
Land and buildings	58,270	58,236
Equipment, furniture and leasehold improvements	305,259	303,213
Accumulated depreciation	(192,368)	(180,363)

Net property and equipment	171,161	181,086
NONCURRENT DEFERRED TAXES	19,662	17,960
GOODWILL, NET	88,431	94,652
OTHER ASSETS	83,794	63,059

TOTAL ASSETS	$1,271,731	$1,249,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$56,449	$34,289
Accounts payable	111,076	105,685
Accrued payroll and related taxes	241,095	246,802
Accrued insurance	33,537	33,165
Income and other taxes	69,779	67,839

Total current liabilities	511,936	487,780
NONCURRENT LIABILITIES:
Accrued insurance	59,451	58,548
Accrued retirement benefits	53,988	50,892

Total noncurrent liabilities	113,439	109,440
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,619,693 at 2005 and 2004	36,620	36,620
Class B common stock, shares issued 3,496,173 at 2005 and 2004	3,496	3,496
Treasury stock, at cost
Class A common stock, 4,452,715 shares at 2005 and 4,588,739 at 2004	(94,189)	(97,067)
Class B common stock, 22,575 shares at 2005 and 23,575 at 2004	(600)	(626)
Paid-in capital	23,137	22,530
Earnings invested in the business	669,198	663,039
Accumulated other comprehensive income	8,694	24,544

Total stockholders’ equity	646,356	652,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,271,731	$1,249,756

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2005	June 27, 2004 (As restated, see Note 2)	July 3, 2005	June 27, 2004 (As restated, see Note 2)
Capital Stock
Class A common stock
Balance at beginning of period	$36,620	$36,620	$36,620	$36,619
Conversions from Class B	—	—	—	1

Balance at end of period	36,620	36,620	36,620	36,620
Class B common stock
Balance at beginning of period	3,496	3,496	3,496	3,497
Conversions to Class A	—	—	—	(1)

Balance at end of period	3,496	3,496	3,496	3,496
Treasury Stock
Class A common stock
Balance at beginning of period	(95,702)	(107,397)	(97,067)	(112,535)
Exercise of stock options, restricted stock awards and other	1,513	2,874	2,878	8,012

Balance at end of period	(94,189)	(104,523)	(94,189)	(104,523)
Class B common stock
Balance at beginning of period	(626)	(626)	(626)	(623)
Exercise of stock options, restricted stock awards and other	26	—	26	—
Purchase of treasury stock	—	—	—	(3)

Balance at end of period	(600)	(626)	(600)	(626)
Paid-in Capital
Balance at beginning of period	22,787	19,651	22,530	19,096
Exercise of stock options, restricted stock awards and other	350	391	607	946

Balance at end of period	23,137	20,042	23,137	20,042
Earnings Invested in the Business
Balance at beginning of period	663,423	652,671	663,039	655,871
Net earnings	9,333	4,876	13,271	5,167
Dividends	(3,558)	(3,506)	(7,112)	(6,997)

Balance at end of period	669,198	654,041	669,198	654,041
Accumulated Other Comprehensive Income
Balance at beginning of period	18,252	9,675	24,544	10,976
Foreign currency translation adjustments, net of tax	(9,558)	(501)	(15,592)	(1,825)
Unrealized gains on investments, net of tax	—	16	(258)	39

Balance at end of period	8,694	9,190	8,694	9,190

Stockholders’ Equity at end of period	$646,356	$618,240	$646,356	$618,240

Comprehensive (Loss) Income
Net earnings	$9,333	$4,876	$13,271	$5,167
Foreign currency translation adjustments, net of tax	(9,558)	(501)	(15,592)	(1,825)
Unrealized gains on investments, net of tax	—	16	42	39
Reclassification adjustment for gains included in net earnings	—	—	(300)	—

Comprehensive (Loss) Income	$(225)	$4,391	$(2,579)	$3,381

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	26 Weeks Ended
	July 3, 2005	June 27, 2004 (As restated, see Note 2)
Cash flows from operating activities:
Net earnings	$13,271	$5,167
Noncash adjustments:
Depreciation and amortization	21,128	22,501
Increase in trade accounts receivable, net	(53,222)	(72,036)
Changes in other operating assets and liabilities	28,753	50,992

Net cash from operating activities	9,930	6,624

Cash flows from investing activities:
Capital expenditures	(12,726)	(13,398)
Proceeds from sales and maturities of short-term investments	1,242	330
Purchases of short-term investments	(100)	(325)
Investment in unconsolidated affiliate	(18,450)	—
Increase in other assets	(8,503)	(731)

Net cash from investing activities	(38,537)	(14,124)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	7,161	(899)
Financing to fund long-term investment in unconsolidated affiliate	18,450	—
Dividend payments	(7,112)	(6,997)
Stock options and other stock sales	1,745	6,944
Other financing activities	(2,428)	(2,710)
Purchase of treasury stock	—	(3)

Net cash from financing activities	17,816	(3,665)

Effect of exchange rates on cash and equivalents	(2,259)	(207)

Net change in cash and equivalents	(13,050)	(11,372)
Cash and equivalents at beginning of period	82,554	76,378

Cash and equivalents at end of period	$69,504	$65,006

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

2. Restatement and Reclassifications of Prior Year Financial Statements

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

The impact of the restatement for scheduled rent increases is a decrease in net earnings of $56 for the second quarter of 2004 and $143 for first six months of 2004. The impact on the cash flow statement, as a result of the adjustments for landlord allowances, was to increase operating cash flows and increase capital expenditures by $632 in the first six months of 2004. This adjustment did not impact net earnings, as the amortization period for leasehold improvements and the lease term were essentially the same. In addition, the Company has corrected its accounting for the intra-period allocation of income taxes. As a result, income tax expense increased by $115 for the second quarter of 2004 and $802 for the first six months of 2004. This change did not have any impact on the 2004 full year.

The restatements did not have any impact on the Company’s previously reported revenue from services or on the Company’s compliance with any financial covenant under the Company’s line of credit facility or other debt instruments.

The following is a summary of the impact of the restatement on the statement of earnings and statement of cash flows for the 13-weeks and 26-weeks ended June 27, 2004:

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

	For the 13 weeks ended June 27, 2004
	As Previously Reported	Adjustments	As Restated
Statement of Earnings
Selling, general and administrative expenses	$189,404	$90	$189,494
Earnings from operations	8,678	(90)	8,588
Earnings before income taxes	8,395	(90)	8,305
Income taxes	3,348	81	3,429
Net earnings	5,047	(171)	4,876
Earnings per share:
Basic	0.14	0.00	0.14
Diluted	0.14	0.00	0.14

	For the 26 weeks ended June 27, 2004
	As Previously Reported	Adjustments	As Restated
Statement of Earnings
Selling, general and administrative expenses	$370,746	$230	$370,976
Earnings from operations	10,692	(230)	10,462
Earnings before income taxes	10,170	(230)	9,940
Income taxes	4,058	715	4,773
Net earnings	6,112	(945)	5,167
Earnings per share:
Basic	0.17	(0.02)	0.15
Diluted	0.17	(0.02)	0.15

Statement of Cash Flows
Net earnings	6,112	(945)	5,167
Depreciation and amortization	22,410	91	22,501
Changes in other operating assets and liabilities	49,506	1,486	50,992
Net cash from operating activities	5,992	632	6,624
Capital expenditures	(12,766)	(632)	(13,398)
Net cash from investing activities	(13,492)	(632)	(14,124)

Notes 3, 5 and 7 to the Financial Statements were impacted by the restatement.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13-week and 26-week periods ended July 3, 2005 and June 27, 2004. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended		26 Weeks Ended
	2005	2004 (As restated)	2005	2004 (As restated)
Revenue from Services:
U.S. Commercial Staffing	$602,425	$581,364	$1,167,939	$1,130,694
PTSA	280,964	256,573	553,386	495,363
International	428,515	386,527	839,914	757,218

Consolidated Total	$1,311,904	$1,224,464	$2,561,239	$2,383,275

Earnings from Operations:
U.S. Commercial Staffing	$32,772	$29,513	$61,959	$53,742
PTSA	17,145	16,224	32,529	30,230
International	4,430	1,967	4,967	1,026
Corporate Expense	(40,739)	(39,116)	(79,752)	(74,536)

Consolidated Total	$13,608	$8,588	$19,703	$10,462

4. Contingencies

In November, 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly owned subsidiary of Kelly Services, Inc., who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance and that the Company received prepayment of approximately $10 million. In June 2005, defendants’ motion to dismiss was denied. The Company intends to vigorously defend against these claims. The Company believes it has meritorious defenses to the asserted claims but it is unable to predict the outcome of the proceedings.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at July 3, 2005 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at July 3, 2005.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 26-week periods ended July 3, 2005 and June 27, 2004 were as follows:

	13 Weeks Ended		26 Weeks Ended
	2005	2004 (As restated)	2005	2004 (As restated)
Net earnings	$9,333	$4,876	$13,271	$5,167

Determination of shares (thousands):
Weighted average common shares outstanding	35,597	35,057	35,566	34,969
Effect of dilutive securities:
Stock options	162	281	200	298
Restricted awards and other	82	93	191	102

Weighted average common shares outstanding - assuming dilution	35,841	35,431	35,957	35,369

Earnings per share - basic	$.26	$.14	$.37	$.15
Earnings per share - assuming dilution	$.26	$.14	$.37	$.15

Stock options representing 835,000 and 449,000 shares, respectively, for the quarters ended July 3, 2005 and June 27, 2004, and 396,000 and 449,000 shares, respectively, for the six months ended July 3, 2005 and June 27, 2004 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7. Stock-Based Compensation

The Company has an Equity Incentive Plan for key employees and accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the 13-week and 26-week periods ended July 3, 2005 and June 27, 2004 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended		26 Weeks Ended
	2005	2004 (As restated)	2005	2004 (As restated)
Net earnings, as reported	$9,333	$4,876	$13,271	$5,167
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	676	372	1,210	835
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,006)	(818)	(1,905)	(1,842)

Pro forma net earnings	$9,003	$4,430	$12,576	$4,160

Earnings per share:
Basic-as reported	$.26	$.14	$.37	$.15
Basic-pro forma	$.25	$.13	$.35	$.12
Diluted-as reported	$.26	$.14	$.37	$.15
Diluted-pro forma	$.25	$.13	$.35	$.12

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

Executive Overview

Sales for the second quarter of 2005 grew by over $87 million, or 7 percent when compared to the prior year, representing record second quarter sales for Kelly. The U.S. economy continues to grow at a good pace, with expected growth of around 3.5% this year, based on recent projections by the chairman of the Council of Economic Advisors. Overall job growth in the U.S. remains solid. However, a greater proportion of those jobs were permanent positions, and, as a result, we saw strong growth in our fees for temporary-to-permanent conversions and permanent placements. While the increase in permanent hiring is producing significant increases in Kelly’s fee based income, it has slowed somewhat the growth of temporary staffing sales. Management believes this is normal for this phase of the business cycle.

The Bureau of Labor Statistics (“BLS”) data support this trend. Of the more than two million new jobs created in the U.S last year, temporary staffing companies accounted for over 8% of the total. During the second quarter of 2005, the BLS estimates that 542,000 new jobs were created in the U.S., but temporary staffing accounted for only approximately 4% of the total. This slowing in the rate of growth of temporary staffing is not unusual. Based on historical trends, temporary staffing typically produces larger percentage gains at the beginning of a recovery, before settling back to more normal rates of growth as the recovery matures.

Results of Operations

Second Quarter

Revenue from services in the second quarter of 2005 totaled $1.312 billion, an increase of 7.1% from the same period in 2004. This was the result of an increase in hours worked of 2.4% and an increase in average hourly bill rates of 4.9%. Revenue for the quarter increased in all three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (PTSA) and International.

Since the beginning of 2005, the U.S. dollar strengthened in comparison to many foreign currencies, including the euro and British pound. However, the average dollar exchange rate continued to be lower compared to the comparable quarter last year. As a result, Kelly’s U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, second quarter revenue increased 5.7% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2005 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2004. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on second quarter revenue:

	Second Quarter Revenue
	2005	2004	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$602.4	$581.4	3.6%
PTSA	281.0	256.6	9.5
International - Constant Currency	411.0	386.5	6.3

Revenue from Services - Constant Currency	1,294.3	1,224.5	5.7
Foreign Currency Impact	17.5	—

Revenue from Services	$1,311.9	$1,224.5	7.1%

Gross profit of $214.1 million was 8.1% higher than the gross profit of $198.1 million for the same period of the prior year. The gross profit rate for the second quarter of 2005 was 16.3%, an increase of 0.1 percentage point compared to the 16.2% rate earned for the same period in 2004. Compared to the prior year, the gross profit rates increased in the U.S. Commercial and International segments and decreased in the PTSA segment. The increase in the gross profit rate was primarily due to lower workers’ compensation costs in U.S. Commercial and higher fee based income, particularly in the International segment, partially offset by changes in business unit mix and rates in the PTSA segment.

Fee based recruitment income, which represents approximately two percent of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

Selling, general and administrative expenses totaled $200.5 million, an increase of 5.8% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.3% in the second quarter of 2005, a 0.2 percentage point decrease compared to the 15.5% rate in the second quarter of 2004. As measured on a constant currency basis, selling, general and administrative expenses increased by 4.3%. The increase in selling, general and administrative expenses is due primarily to the growth in compensation-related costs. In addition, information technology costs increased, reflecting the start of work on the implementation of the PeopleSoft payroll and billing project.

Earnings from operations in the second quarter of 2005 totaled $13.6 million, a 58.5% increase compared to earnings from operations of $8.6 million reported for the second quarter of 2004.

Net interest expense in the second quarter of 2005 was $152 thousand, compared to last year’s net interest expense of $283 thousand. The change is primarily attributable to higher average cash balances and higher U.S. interest rates compared to last year.

The effective income tax rate in the second quarter of 2005 was 30.6%, a reduction from last year’s rate of 41.3% for the second quarter. The lower effective tax rate is due to the passage of legislation in the fourth quarter of 2004, extending Work Opportunity Credits for two years. Although the full-year 2004 tax rate of 36% did reflect the credits, the second quarter 2004 rate of 41.3% did not, because the law was not passed until the fourth quarter of 2004. In addition, two state tax audits were successfully closed in the second quarter of 2005, which also reduced the effective tax rate. The full year effective income tax rate is expected to be approximately 37%.

Second quarter net earnings totaled $9.3 million, an increase of 91.4% as compared to last year. Diluted earnings per share for the second quarter of 2005 were $0.26, as compared to diluted earnings per share of $0.14 for the second quarter of 2004.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $602.4 million in the second quarter of 2005, a 3.6% increase compared to the $581.4 million reported for the same period in 2004. This reflected an increase in average hourly bill rates of 3.9%, partially offset by a decrease in hours worked of 0.4%. On a year-over-year basis, adjusted for the shift in the Easter, Memorial Day and Fourth of July holidays, revenue increased 3% in April, 4% in May and 4% in June.

U.S. Commercial Staffing revenue represented 46% of total Company revenue in the second quarter of 2005 and 47% of total Company revenue in the second quarter of 2004.

U.S. Commercial Staffing earnings from operations totaled $32.8 million in the second quarter of 2005, an increase of 11.0% compared to second quarter earnings of $29.5 million last year. This was the result of the 3.6% increase in revenue and a 0.4 percentage point increase in the gross profit rate, partially offset by a 4.0% increase in expenses. The increase in the gross profit rate was due to improved pricing related to state unemployment tax recovery, lower workers’ compensation costs and increased fee based income. The increase in selling, general and administrative expenses was primarily due to the growth in compensation-related costs. Selling, general and administrative expenses as a percentage of revenue were 9.6% in the second quarters of both 2005 and 2004.

Professional, Technical and Staffing Alternatives

Revenue from services in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the second quarter of 2005 totaled $281.0 million, an increase of 9.5% compared to the $256.6 million reported in the second quarter of 2004. This reflected an increase in hours worked of 7.2% and an increase in average billing rates of 5.3% for the professional and technical staffing businesses. However, revenues in the staffing alternatives businesses, which include staff leasing and management services, decreased by 9.4%. On a year-over-year basis adjusted for the shift in the second quarter holidays, PTSA revenue increased 10% in April, 9% in May and 9% in June. PTSA revenue represented 21% of total Company revenue in the second quarters of 2005 and 2004.

Over half of the 14 business units that make up PTSA experienced double-digit revenue growth on a year-over-year basis. Kelly Scientific Resources and Kelly Engineering Resources were the leading Professional and Technical Staffing performers in the second quarter. Kelly HRfirst continued to be the leading Staffing Alternatives unit. However, the Automotive Services Group, Kelly Law Registry, Kelly Staff Leasing and Kelly Home Care experienced revenue declines during the second quarter of 2005 as compared to the prior year. The year-over-year decline in Kelly Law Registry revenue was attributable to the completion of major projects that were on-going in 2004. The decline in Kelly Staff Leasing revenue reflected the exiting of customers with high workers’ compensation risk.

PTSA earnings from operations for the second quarter of 2005 totaled $17.1 million, an increase of 5.7% from the same period in 2004. This was the result of the 9.5% increase in revenue, partially offset by a 0.8 percentage point decrease in the gross profit rate and a 3.5% increase in selling, general and administrative expenses. The decrease in the gross profit rate was due to changes in business unit mix and rates, partially offset by growth in fee based income. The increase in selling, general and administrative expenses was due to increased salaries related to volume growth and new branch openings. Selling, general and administrative expenses as a percent of revenue were 11.3% in the second quarter of 2005 and 11.9% in the second quarter of 2004.

International

Translated U.S. dollar revenue from services in International for the second quarter of 2005 totaled $428.5 million, a 10.9% increase compared to the $386.5 million reported in the second quarter of 2004. This resulted from an increase in hours worked of 5.2%, an increase in the translated U.S. dollar average hourly bill rates of 4.9% and an increase in fee based income. On a year-over-year basis adjusted for the international holiday shifts, U.S. dollar revenue growth by month was 9% in April, 11% in May and 10% in June. International revenue represented 33% of total Company revenue in the second quarter of 2005 and 32% in the second quarter of 2004.

On a constant currency basis, revenue increased by 6.3% and average hourly bill rates increased 0.6%. The 6.3% constant currency increase in revenue reflected relatively consistent trends from the first quarter, when year-over-year constant currency revenue was up 6.8%.

Year-over-year constant currency revenue growth was positive in most regions. The Americas increased by 2%, Asia Pacific increased by 11%, and Europe increased by 7%. Within Europe, United Kingdom/Ireland revenue decreased 2% on a constant currency basis.

International earnings from operations for the second quarter of 2005 totaled $4.4 million, an improvement of $2.5 million as compared to earnings of $2.0 million for the same period in 2004. The 10.9% increase in revenue, combined with a 0.3 percentage point increase in the gross profit rate, was partially offset by a 9.5% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The increase in the International gross profit rate is primarily due to increased fee based income. Fee based income showed an increase of 25.2%, as measured in constant currency. The increase in U.S. dollar reported expenses was impacted by currency rates. On a constant currency basis, second quarter expenses increased by 5.2% as compared to the prior year. Selling, general and administrative expenses as a percent of revenue were 16.4% in the second quarter of 2005, compared to 16.6% in the second quarter of 2004.

Results of Operations

Year to Date

Revenue from services totaled $2.561 billion during the first six months of 2005, an increase of 7.5% from the same period in 2004. This was the result of an increase in hours worked of 2.6% and an increase in average hourly bill rates of 5.1%. Revenue increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. On a constant currency basis, revenue from services increased by 6.1%. The table below summarizes the impact of foreign exchange adjustments on revenue for the first six months of 2005:

	June Year-to-Date Revenue
	2005	2004	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$1,167.9	$1,130.7	3.3%
PTSA	553.4	495.4	11.7
International - Constant Currency	806.7	757.2	6.5

Revenue from Services - Constant Currency	2,528.1	2,383.3	6.1
Foreign Currency Impact	33.2	—

Revenue from Services	$2,561.2	$2,383.3	7.5%

Gross profit of $418.2 million was 9.6% higher than the first six months of 2004. Gross profit as a percentage of revenue was 16.3% in the first six months of 2005, an increase of 0.3 percentage point compared to the 16.0% rate recorded in the prior year. This reflected increases in the gross profit rates of U.S. Commercial and International, partially offset by a decrease in the gross profit rate of PTSA. The increase in the gross profit rate was due to lower workers’ compensation costs in the U.S. Commercial segment and higher fee based income, particularly in the International segment, partially offset by changes in business unit mix and rates in the PTSA segment.

Selling, general and administrative expenses of $398.5 million were 7.4% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.6% in the first six months of both 2005 and 2004. As measured on a constant currency basis, selling, general and administrative expenses increased 5.9%. The increase in selling, general and administrative expenses is due primarily to growth in compensation-related costs.

Earnings from operations were $19.7 million in the first six months of 2005, an 88.3% increase compared to earnings from operations of $10.5 million for the first six months of 2004.

Net interest expense for the first six months of 2005 was $187 thousand, compared to last year’s net interest expense of $522 thousand. The change is primarily attributable to higher average cash balances and higher U.S. interest rates compared to last year.

The effective income tax rate for the first six months of 2005 was 32.0%, as compared to last year’s 48.0% rate. The lower effective tax rate is due to the passage of legislation in the fourth quarter of 2004, extending Work Opportunity Credits for two years. Although the full-year 2004 tax rate of 36% did reflect the credits, the rate for the first six months of 2004 of 48.0% did not, because the law was not passed until the fourth quarter of 2004. In addition, we successfully resolved several tax audits in the first six months of 2005, which also reduced the effective tax rate.

Net earnings were $13.3 million, or a 156.8% increase compared to the first six months of 2004. Basic and diluted earnings per share were $0.37, an increase of 146.7% as compared to basic and diluted earnings per share of $0.15 in the first six months of 2004.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $1.168 billion for the first six months of 2005, a 3.3% increase compared to the $1.131 billion reported for the same period in 2004. This reflected a 3.8% increase in average hourly bill rates, partially offset by a 0.6% decrease in hours worked. U.S. Commercial Staffing revenue represented 46% of total Company revenue for the first six months of 2005 and 47% for the first six months of 2004.

U.S. Commercial Staffing earnings from operations totaled $62.0 million for the first six months of 2005, compared to earnings of $53.7 million last year, an increase of 15.3%. This was the result of the 3.3% increase in revenue and a 0.6 percentage point improvement in the gross profit rate, partially offset by a 4.4% increase in selling, general and administrative expenses. The increase in the gross profit rate was principally due to improved pricing and lower workers’ compensation costs. The increase in selling, general and administrative expenses was primarily due to the growth in salaries. Selling, general and administrative expenses as a percentage of revenue were 9.8% for the first six months of 2005 and 9.7% for the first six months of 2004.

Professional, Technical and Staffing Alternatives

Revenue from services in the PTSA segment for the first six months of 2005 totaled $553.4 million, an increase of 11.7% compared to the $495.4 million reported for the first six months of 2004. This reflected an 8.9% increase in hours worked and a 6.3% increase in average hourly bill rates in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include the staff leasing and management services business units, decreased by 23.8% compared to the first six months of 2004. PTSA revenue represented 21% of total Company revenue for the first six months of 2005 and 2004.

For the first six months of 2005, nearly all PTSA business units exhibited revenue growth as compared to the same period in 2004. Kelly Scientific Resources and Kelly Engineering Resources were the leading Professional and Technical Staffing performers in the first six months of 2005. Kelly HRfirst continued to be the leading Staffing Alternatives unit. However, Automotive Services Group, Kelly Law Registry and Kelly Home Care experienced revenue declines during the first six months of 2005 as compared to the prior year. Kelly Staff Leasing revenue also declined, reflecting the exiting of customers with high workers’ compensation risk.

PTSA earnings from operations for the first six months of 2005 totaled $32.5 million and increased 7.6% from the same period in 2004. This was the result of the 11.7% increase in revenue, partially offset by a 0.5% decrease in the gross profit rate and an 8.8% increase in selling, general and administrative expenses. The decrease in the gross profit rate was primarily due to changes in business unit mix and rates, partially offset by growth in fee based income. The 8.8% increase in selling, general and administrative expenses was primarily due to increased salaries. Selling, general and administrative expenses as a percent of revenue were 11.5% for the first six months of 2005 and 11.8% for the first six months of 2004.

International

Translated U.S. dollar revenue from services in the International segment for the first six months of 2005 totaled $839.9 million, a 10.9% increase compared to the $757.2 million reported in the first six months of 2004. This resulted from an increase in hours worked of 5.5%, a 4.4% increase in the translated U.S. dollar average hourly bill rates and an increase in fee based income. International revenue represented 33% of total Company revenue in the first six months of 2005 and 32% in the first six months of 2004.

On a constant currency basis, revenue increased by 6.5% and average hourly bill rates increased by 0.3%. International earnings from operations totaled $5.0 million for the first six months of 2005, compared to earnings of $1.0 million for the same period in 2004, an improvement of $3.9 million. The 10.9% increase in revenue, combined with a 0.2 percentage point increase in the gross profit rate, partially offset a 9.6% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The increase in the International gross profit rate is due primarily to increased fee-based income. The increase in U.S. dollar reported expenses is due primarily to increased salaries. On a constant currency basis, expenses increased by 5.4%. Selling, general and administrative expenses as a percent of revenue were 16.7% in the first six months of 2005, an improvement compared to 16.9% in the first six months of 2004.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $70 million at the end of second quarter of 2005, a decrease of $13 million from the $83 million at year-end 2004. As further described below, the Company generated $10 million of cash from operating activities, used $39 million of cash in investing activities and generated $18 million in financing activities.

Operating Activities

In the first six months of 2005, the Company generated $10 million in cash from its operating activities, as compared to generating $7 million in the first six months of 2004.

Trade accounts receivable totaled $757 million at the end of the second quarter of 2005. Global days sales outstanding at the end of the second quarter of 2005 were 53 days, a one-day improvement as compared with the end of the second quarter in the prior year.

The Company’s working capital position was $397 million at the end of the second quarter of 2005, compared to $405 million at year-end 2004. The current ratio was 1.8 at the end of the second quarter of 2005 and at year-end 2004.

Investing Activities

In the first six months of 2005, the Company used $39 million for investing activities, compared to $14 million in the first six months of 2004. Capital expenditures totaled $13 million for the first six months of 2005 and the first six months of 2004. Capital expenditures for 2005, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $28 and $32 million.

During the first quarter of 2005, the Company made an $18 million investment in Tempstaff, the second largest staffing company in Japan.

Financing Activities

In the first six months of 2005, the Company generated $18 million from financing activities, compared to using $4 million in the first six months of 2004.

Short-term debt totaled $56 million at the end of the second quarter of 2005, compared to $34 million at year-end 2004. At the end of the first six months of 2005, debt represented approximately 8% of total capital.

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

Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.	Legal Proceedings

See Note 4 to the financial statements of this Quarterly Report on Form 10-Q for a discussion of current legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

On May 17, 2005, four non-employee members of the Company’s Board of Directors purchased a total of 400 shares of the Company’s Class B shares of common stock at a price of $27.30 per share. The purchase price was equal to the average of the high and low price of the Class B shares on May 16, 2005. The total cash proceeds of $11 thousand were used to fund the Company’s working capital requirements.

On June 2, 2005, six officers of the Company purchased a total of 600 shares of the Company’s Class B shares of common stock at a price of $28.07 per share. The purchase price was equal to the average of the high and low price of the Company’s Class A shares on June 1, 2005; no Class B shares had traded since May 17, 2005. The total cash proceeds of $17 thousand were used to fund the Company’s working capital requirements.

In issuing these shares, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 4, 2005 through May 8, 2005	152	(1)	$26.30	(1)	—	—
May 9, 2005 through June 5, 2005	15,556	(1)	28.16	(1)	—	—
June 6, 2005 through July 3, 2005	—	(1)	—	(1)	—	—

Total	15,708		$28.15		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing the Company to withhold the appropriate number of shares, and the Company issued to the employee the net difference between the shares due upon vesting and the withheld shares.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of registrant was held May 4, 2005.

(b)	The nominees for directors, as listed in the Company’s proxy statement dated April 5, 2005, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c)	A brief description and the results of the matters voted upon at the meeting follow.

(1)	Election of C. T. Camden as director:

Shares voted “For”	3,460,353
Shares voted “Withhold”	1,735

(2)	Election of D. R. Parfet as director:

Shares voted “For”	3,460,343
Shares voted “Withhold”	1,745

(3)	Election of B. J. White as director:

Shares voted “For”	3,460,353
Shares voted “Withhold”	1,735

(4)	Approval of Kelly Services, Inc. Equity Incentive Plan:

Shares voted “For”	3,240,240
Shares voted “Against”	172,745
Shares abstained from voting	1,095

(5)	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors:

Shares voted “For”	3,460,855
Shares voted “Against”	163
Shares abstained from voting	1,070

Item 6.	Exhibits.

      See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 23 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 3, 2005
/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2005
/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and Corporate Controller
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