Form 10-Q
period 2005-10-02
KELLY SERVICES INC
filed 2005-11-04
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At October 25, 2005, 32,325,669 shares of Class A and 3,473,145 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2005	Sept. 26, 2004 (As restated, see Note 2)	October 2, 2005	Sept. 26, 2004 (As restated, see Note 2)
Revenue from services	$1,344,644	$1,244,854	$3,905,883	$3,628,129
Cost of services	1,126,466	1,042,486	3,269,519	3,044,323

Gross profit	218,178	202,368	636,364	583,806
Selling, general and administrative expenses	200,849	190,037	599,332	561,013

Earnings from operations	17,329	12,331	37,032	22,793
Interest income (expense), net	10	(194)	(177)	(716)

Earnings before income taxes	17,339	12,137	36,855	22,077
Income taxes	4,664	4,043	10,909	8,816

Net earnings	$12,675	$8,094	$25,946	$13,261

Earnings per share:
Basic	$.35	$.23	$.73	$.38
Diluted	.35	.23	.72	.37
Average shares outstanding (thousands):
Basic	35,725	35,199	35,619	35,046
Diluted	36,006	35,424	35,903	35,400
Dividends per share	$.10	$.10	$.30	$.30

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(In thousands of dollars)

	October 2, 2005	January 2, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$59,286	$79,348
Short-term investments	221	6,288
Trade accounts receivable, less allowances of
$17,320 and $16,228, respectively	811,583	727,366
Prepaid expenses and other current assets	47,032	43,942
Deferred taxes	37,702	36,055

Total current assets	955,824	892,999
PROPERTY AND EQUIPMENT:
Land and buildings	58,333	58,236
Equipment, furniture and leasehold improvements	310,623	303,213
Accumulated depreciation	(203,009)	(180,363)

Net property and equipment	165,947	181,086
NONCURRENT DEFERRED TAXES	18,353	17,960
GOODWILL, NET	88,723	94,652
OTHER ASSETS	87,082	63,059

TOTAL ASSETS	$1,315,929	$1,249,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$47,991	$34,289
Accounts payable	115,252	105,685
Accrued payroll and related taxes	277,392	246,802
Accrued insurance	33,683	33,165
Income and other taxes	64,561	67,839

Total current liabilities	538,879	487,780
NONCURRENT LIABILITIES:
Accrued insurance	59,883	58,548
Accrued retirement benefits	56,024	50,892

Total noncurrent liabilities	115,907	109,440
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,620,146 at 2005 and 36,619,693 at 2004	36,620	36,620
Class B common stock, shares issued 3,495,720 at 2005 and 3,496,173 at 2004	3,496	3,496
Treasury stock, at cost
Class A common stock, 4,305,098 shares at 2005 and 4,588,739 at 2004	(91,066)	(97,067)
Class B common stock, 22,575 shares at 2005 and 23,575 at 2004	(600)	(626)
Paid-in capital	23,830	22,530
Earnings invested in the business	678,298	663,039
Accumulated other comprehensive income	10,565	24,544

Total stockholders’ equity	661,143	652,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,315,929	$1,249,756

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2005	Sept. 26, 2004 (As restated, see Note 2)	October 2, 2005	Sept. 26, 2004 (As restated, see Note 2)
Capital Stock
Class A common stock
Balance at beginning of period	$36,620	$36,620	$36,620	$36,619
Conversions from Class B	—	—	—	1

Balance at end of period	36,620	36,620	36,620	36,620
Class B common stock
Balance at beginning of period	3,496	3,496	3,496	3,497
Conversions to Class A	—	—	—	(1)

Balance at end of period	3,496	3,496	3,496	3,496
Treasury Stock
Class A common stock
Balance at beginning of period	(94,189)	(104,523)	(97,067)	(112,535)
Exercise of stock options, restricted stock awards and other	3,123	1,319	6,001	9,331

Balance at end of period	(91,066)	(103,204)	(91,066)	(103,204)
Class B common stock
Balance at beginning of period	(600)	(626)	(626)	(623)
Exercise of stock options, restricted stock awards and other	—	—	26	—
Purchase of treasury stock	—	—	—	(3)

Balance at end of period	(600)	(626)	(600)	(626)
Paid-in Capital
Balance at beginning of period	23,137	20,042	22,530	19,096
Exercise of stock options, restricted stock awards and other	693	875	1,300	1,821

Balance at end of period	23,830	20,917	23,830	20,917
Earnings Invested in the Business
Balance at beginning of period	669,198	654,041	663,039	655,871
Net earnings	12,675	8,094	25,946	13,261
Dividends	(3,575)	(3,520)	(10,687)	(10,517)

Balance at end of period	678,298	658,615	678,298	658,615
Accumulated Other Comprehensive Income
Balance at beginning of period	8,694	9,190	24,544	10,976
Foreign currency translation adjustments, net of tax	1,871	1,237	(13,721)	(588)
Unrealized gains on investments, net of tax	—	18	(258)	57

Balance at end of period	10,565	10,445	10,565	10,445

Stockholders’ Equity at end of period	$661,143	$626,263	$661,143	$626,263

Comprehensive Income
Net earnings	$12,675	$8,094	$25,946	$13,261
Foreign currency translation adjustments, net of tax	1,871	1,237	(13,721)	(588)
Unrealized gains on investments, net of tax	—	18	42	57
Reclassification adjustment for gains included in net earnings	—	—	(300)	—

Comprehensive Income	$14,546	$9,349	$11,967	$12,730

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	39 Weeks Ended
	October 2, 2005	Sept. 26, 2004 (As restated, see Note 2)
Cash flows from operating activities:
Net earnings	$25,946	$13,261
Noncash adjustments:
Depreciation and amortization	31,709	33,478
Increase in trade accounts receivable, net	(103,981)	(83,377)
Changes in other operating assets and liabilities	61,232	54,816

Net cash from operating activities	14,906	18,178

Cash flows from investing activities:
Capital expenditures	(17,899)	(17,650)
Proceeds from sales and maturities of short-term investments	1,310	480
Purchases of short-term investments	(175)	(400)
Investment in unconsolidated affiliates	(19,681)	—
Increase in other assets	(8,422)	(769)

Net cash from investing activities	(44,867)	(18,339)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(2,708)	3,896
Financing to fund long-term investment in unconsolidated affiliates	19,681	—
Dividend payments	(10,687)	(10,517)
Stock options and other stock sales	5,031	8,532
Other financing activities	1,168	(5,964)
Purchase of treasury stock	—	(3)

Net cash from financing activities	12,485	(4,056)

Effect of exchange rates on cash and equivalents	(2,586)	(232)

Net change in cash and equivalents	(20,062)	(4,449)
Cash and equivalents at beginning of period	79,348	74,011

Cash and equivalents at end of period	$59,286	$69,562

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars except share and per share items)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2005, included in the Company’s Amendment to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2005 (the 2004 consolidated financial statements). Certain prior year amounts have been reclassified to conform with the current presentation, including the reclassification of $3,206 of restricted cash from cash and equivalents to prepaid expenses and other current assets as of January 2, 2005.

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

The impact of the restatement for scheduled rent increases is a decrease in net earnings of $80 for the third quarter of 2004 and $223 for first nine months of 2004. The impact on the cash flow statement, as a result of the adjustments for landlord allowances, was to increase operating cash flows and increase capital expenditures by $985 in the first nine months of 2004. This adjustment did not impact net earnings, as the amortization period for leasehold improvements and the lease term were essentially the same. In addition, the Company has corrected its accounting for the intra-period allocation of income taxes. As a result, income tax expense decreased by $802 for the third quarter of 2004 and did not have any impact on the first nine months or the full year of 2004.

Additionally, the Company’s classification of investments in auction rate securities of $15,000 as of September 26, 2004 was revised in the Company’s balance sheet as short-term investments. Previously, these investments were classified as cash and equivalents. This change in classification resulted in changes to the Company’s statement of cash flows. Also included in the changes in cash flows is the effect of the reclassification of restricted cash of $2,674 as of September 26, 2004 and $2,367 as of December 28, 2003, as discussed in Note 1.

The restatements did not have any impact on the Company’s previously reported revenue from services or on the Company’s compliance with any financial covenant under the Company’s line of credit facility or other debt instruments.

The following is a summary of the impact of the restatement on the statement of earnings and statement of cash flows for the 13-weeks and 39-weeks ended September 26, 2004:

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

	For the 13 weeks ended September 26, 2004
	As Previously Reported	Adjustments	As Restated
Statement of Earnings
Selling, general and administrative expenses	$189,908	$129	$190,037
Earnings from operations	12,460	(129)	12,331
Earnings before income taxes	12,266	(129)	12,137
Income taxes	4,894	(851)	4,043
Net earnings	7,372	722	8,094
Earnings per share:
Basic	0.21	0.02	0.23
Diluted	0.21	0.02	0.23

	For the 39 weeks ended September 26, 2004
	As Previously Reported	Adjustments	As Restated
Statement of Earnings
Selling, general and administrative expenses	$560,654	$359	$561,013
Earnings from operations	23,152	(359)	22,793
Earnings before income taxes	22,436	(359)	22,077
Income taxes	8,952	(136)	8,816
Net earnings	13,484	(223)	13,261
Earnings per share:
Basic	0.38	0.00	0.38
Diluted	0.38	(0.01)	0.37

Statement of Cash Flows
Net earnings	13,484	(223)	13,261
Depreciation and amortization	33,297	181	33,478
Changes in other operating assets and liabilities	69,096	(14,280)	54,816
Net cash from operating activities	32,500	(14,322)	18,178
Capital expenditures	(16,665)	(985)	(17,650)
Net cash from investing activities	(17,354)	(985)	(18,339)
Net change in cash and equivalents	10,858	(15,307)	(4,449)
Cash and equivalents at beginning of period	76,378	(2,367)	74,011
Cash and equivalents at end of period	87,236	(17,674)	69,562

Notes 3, 5 and 7 to the Financial Statements were impacted by the restatement.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13-week and 39-week periods ended October 2, 2005 and September 26, 2004. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended		39 Weeks Ended
	2005	2004 (As restated)	2005	2004 (As restated)
Revenue from Services:
U.S. Commercial Staffing	$619,324	$573,873	$1,787,263	$1,704,567
PTSA	284,889	261,064	838,275	756,427
International	440,431	409,917	1,280,345	1,167,135

Consolidated Total	$1,344,644	$1,244,854	$3,905,883	$3,628,129

Earnings from Operations:
U.S. Commercial Staffing	$34,821	$29,410	$96,780	$83,152
PTSA	17,569	16,410	50,098	46,640
International	6,351	6,161	11,318	7,187
Corporate Expense	(41,412)	(39,650)	(121,164)	(114,186)

Consolidated Total	$17,329	$12,331	$37,032	$22,793

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

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at October 2, 2005 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at October 2, 2005.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 39-week periods ended October 2, 2005 and September 26, 2004 were as follows:

	13 Weeks Ended		39 Weeks Ended
	2005	2004 (As restated)	2005	2004 (As restated)
Net earnings	$12,675	$8,094	$25,946	$13,261

Determination of shares (thousands):
Weighted average common shares outstanding	35,725	35,199	35,619	35,046
Effect of dilutive securities:
Stock options	208	165	203	252
Restricted awards and other	73	60	81	102

Weighted average common shares outstanding - assuming dilution	36,006	35,424	35,903	35,400

Earnings per share - basic	$.35	$.23	$.73	$.38
Earnings per share - assuming dilution	$.35	$.23	$.72	$.37

Stock options representing 365,000 and 1,006,000 shares, respectively, for the quarters ended October 2, 2005 and September 26, 2004, and 375,000 and 492,000 shares, respectively, for the nine months ended October 2, 2005 and September 26, 2004 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

6. Investments

During the first quarter of 2005, the Company made an $18 million investment to obtain a less than 5 percent interest in Tempstaff, the second largest staffing company in Japan. In connection with this investment, the Company obtained short-term financing utilizing an $18 million Yen-denominated credit facility from the Bank of Tokyo–Mitsubishi, payable February, 2006 at an interest rate of 0.6%.

During the third quarter of 2005, the Company made a $1 million investment to obtain a 9 percent interest in Tempstaff Kelly, Inc., a joint venture with Tempstaff and the Sony Corporation. In connection with this investment, the Company obtained short-term financing utilizing a $1 million Yen-denominated credit facility from the Bank of Tokyo–Mitsubishi, payable February, 2006 at an interest rate of 0.57%.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7. Stock-Based Compensation

The Company has an Equity Incentive Plan for key employees and accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recognized any expense related to employee stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the 13-week and 39-week periods ended October 2, 2005 and September 26, 2004 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended		39 Weeks Ended
	2005	2004 (As restated)	2005	2004 (As restated)
Net earnings, as reported	$12,675	$8,094	$25,946	$13,261
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	826	490	2,036	1,325
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,150)	(996)	(3,055)	(2,838)

Pro forma net earnings	$12,351	$7,588	$24,927	$11,748

Earnings per share:
Basic-as reported	$.35	$.23	$.73	$.38
Basic-pro forma	$.35	$.22	$.70	$.34
Diluted-as reported	$.35	$.23	$.72	$.37
Diluted-pro forma	$.34	$.21	$.69	$.33

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

8. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternative, prior periods must be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that the Company commence recording compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would require the Company to record compensation expense for all stock options and restricted stock beginning with the first period SFAS 123 became effective. According to the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, SFAS No. 123 (revised 2004) is effective for the Company’s fiscal year 2006. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. Under SFAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. A change in the method of applying an accounting principle is considered a change in accounting principle under the standard. In addition, any errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made, if any, commencing in 2006.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Executive Overview

Sales for the third quarter of 2005 grew by almost $100 million, or 8 percent when compared to the prior year, representing record third quarter sales for Kelly. The U.S. economy continues to grow at a moderate pace, with expected growth of around 3.5% this year, based on recent projections by the Council of Economic Advisors. Overall job growth and permanent hiring in the U.S. remains solid. During the third quarter of 2005, we also saw strong growth in our fees for temporary-to-permanent conversions and permanent placements.

The Bureau of Labor Statistics (“BLS”) data support this trend. Of the more than two million new jobs created in the U.S last year, temporary staffing companies accounted for over 8% of the total. Through September 2005, the BLS estimates that nearly 1.6 million new jobs were created in the U.S. and over 7% were in temporary staffing.

Results of Operations

Third Quarter

Revenue from services in the third quarter of 2005 totaled $1.345 billion, an increase of 8.0% from the same period in 2004. This was the result of an increase in hours worked of 4.4% and an increase in average hourly bill rates of 3.9%. Revenue for the quarter increased in all three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (PTSA) and International.

Compared to the third quarter of 2004, the U.S. dollar was weaker against many foreign currencies, including the Australian and Canadian dollar. As a result, Kelly’s U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, third quarter revenue increased 7.4% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2005 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2004. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on third quarter revenue:

	Third Quarter Revenue
	2005	2004	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$619.3	$573.9	7.9%
PTSA	284.9	261.1	9.1
International - Constant Currency	433.3	409.9	5.7

Revenue from Services - Constant Currency	1,337.5	1,244.9	7.4
Foreign Currency Impact	7.1	—

Revenue from Services	$1,344.6	$1,244.9	8.0%

Gross profit of $218.2 million was 7.8% higher than the gross profit of $202.4 million for the same period of the prior year. The gross profit rate for the third quarter of 2005 was 16.2%, a decrease of 0.1 percentage point compared to the 16.3% rate earned for the same period in 2004. Compared to the prior year, the gross profit rates increased in the U.S. Commercial segment and decreased in the PTSA and International segments, as more fully described below.

Selling, general and administrative expenses totaled $200.8 million, an increase of 5.7% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 14.9% in the third quarter of 2005, a 0.4 percentage point decrease compared to the 15.3% rate in the third quarter of 2004. As measured on a constant currency basis, selling, general and administrative expenses increased by 5.2%. The increase in selling, general and administrative expenses is due primarily to the growth in compensation-related costs. In addition, information technology costs increased, reflecting the start of work on the implementation of the PeopleSoft project, which will replace the Company’s current payroll, billing and accounts receivable systems.

Earnings from operations in the third quarter of 2005 totaled $17.3 million, a 40.5% increase compared to earnings from operations of $12.3 million reported for the third quarter of 2004.

Net interest income in the third quarter of 2005 was $10 thousand, compared to last year’s net interest expense of $194 thousand. The change is primarily attributable to higher U.S. interest rates earned on the cash balances compared to last year.

The effective income tax rate in the third quarter of 2005 was 26.9%, a reduction from last year’s rate of 33.3% for the third quarter. The improved tax provision is primarily due to continued strength in work opportunity credits and favorable resolution of certain federal tax issues. The passage of legislation in the fourth quarter of 2004 extended Work Opportunity Credits for two years. Although the full-year 2004 tax rate of 36% did reflect the credits, the rate for the third quarter of 2004 of 33.3% did not, because the law was not passed until the fourth quarter of 2004. The full year effective income tax rate is expected to be approximately 32% for 2005, as compared to 36% for 2004.

Third quarter net earnings totaled $12.7 million, an increase of 56.6% as compared to last year. Diluted earnings per share for the third quarter of 2005 were $0.35, as compared to diluted earnings per share of $0.23 for the third quarter of 2004.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $619.3 million in the third quarter of 2005, a 7.9% increase compared to the $573.9 million reported for the same period in 2004. This reflected an increase in hours worked of 4.6% and an increase in average hourly bill rates of 3.0%. On a year-over-year basis, adjusted for the shift in the Fourth of July and Labor Day holidays, revenue increased 5% in July, 9% in August and 10% in September. U.S. Commercial Staffing revenue represented 46% of total Company revenue in the third quarters of 2005 and 2004.

U.S. Commercial Staffing earnings from operations totaled $34.8 million in the third quarter of 2005, an increase of 18.4% compared to third quarter earnings of $29.4 million last year. This was the result of the 7.9% increase in revenue and a 0.4 percentage point increase in the gross profit rate, partially offset by a 6.8% increase in expenses. The increase in the gross profit rate was due to improved pricing, lower workers’ compensation costs and increased fee based income. The increase in selling, general and administrative expenses was primarily due to the growth in compensation-related costs. Selling, general and administrative expenses as a percentage of revenue were 9.5% in the third quarter of 2005 and 9.6% in the third quarter of 2004.

Fee based recruitment income, which represents approximately two percent of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

Professional, Technical and Staffing Alternatives

Revenue from services in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the third quarter of 2005 totaled $284.9 million, an increase of 9.1% compared to the $261.1 million reported in the third quarter of 2004. This reflected an increase in hours worked of 6.1% and an increase in average billing rates of 5.9% for the professional and technical staffing businesses. However, revenues in the staffing alternatives businesses, which include staff leasing and management services, decreased by 7.6%. On a year-over-year basis adjusted for the shift in the third quarter holidays, PTSA revenue increased 9% in July, 9% in August and 8% in September. PTSA revenue represented 21% of total Company revenue in the third quarters of 2005 and 2004.

Over half of the 14 business units that make up PTSA experienced double-digit revenue growth on a year-over-year basis. Kelly Engineering Resources and Kelly IT Resources were the leading Professional and Technical Staffing performers in the third quarter. Vendor Management Services and Kelly HRfirst continued to be the leading Staffing Alternatives units. However, the Automotive Services Group, Kelly Law Registry, Kelly Staff Leasing and Kelly Home Care experienced revenue declines during the third quarter of 2005 as compared to the prior year. The year-over-year decline in Kelly Law Registry revenue was attributable to the completion of major projects that were on-going in 2004. The decline in Kelly Staff Leasing revenue reflected the exiting of customers with high workers’ compensation risk.

PTSA earnings from operations for the third quarter of 2005 totaled $17.6 million, an increase of 7.1% from the same period in 2004. This was the result of the 9.1% increase in revenue, partially offset by a 0.7 percentage point decrease in the gross profit rate and a 3.5% increase in selling, general and administrative expenses. The decrease in the gross profit rate was due to changes in business unit mix and declines in the gross profit rates, particularly at Kelly Engineering Resources and Kelly Law Registry, partially offset by growth in fee based income. The increase in selling, general and administrative expenses was due to increased salaries related to volume growth and new branch openings. Selling, general and administrative expenses as a percent of revenue were 11.0% in the third quarter of 2005 and 11.6% in the third quarter of 2004.

International

Translated U.S. dollar revenue from services in International for the third quarter of 2005 totaled $440.4 million, a 7.4% increase compared to the $409.9 million reported in the third quarter of 2004. This resulted from an increase in hours worked of 3.6%, an increase in the translated U.S. dollar average hourly bill rates of 3.4% and an increase in fee based income. On a year-over-year basis adjusted for the international holiday shifts, U.S. dollar revenue growth by month was 4% in July, 8% in August and 11% in September. International revenue represented 33% of total Company revenue in the third quarters of 2005 and 2004.

On a constant currency basis, revenue increased by 5.7% and average hourly bill rates increased 1.7%. The 5.7% constant currency increase in revenue is comparable to the second quarter, when year-over-year constant currency revenue increased 6.3%.

Year-over-year constant currency revenue growth was positive in most regions. The Americas increased by 4%, Asia Pacific increased by 15%, and Europe increased by 5%. Within Europe, United Kingdom/Ireland revenue decreased 10% on a constant currency basis.

International earnings from operations for the third quarter of 2005 totaled $6.4 million, a 3.1% increase as compared to earnings of $6.2 million for the same period in 2004. The 7.4% increase in revenue was partially offset by a 0.2 percentage point decrease in the gross profit rate and a 6.5% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The decrease in the International gross profit rate is primarily due to slightly lower temporary staffing gross profit rates in several countries, partially offset by changes in country sales mix and increased fee based income. Fee based income showed an increase of 17.5%, as measured in constant currency. The increase in U.S. dollar reported expenses was impacted by currency rates. On a constant currency basis, third quarter expenses increased by 5.2% as compared to the prior year. Selling, general and administrative expenses as a percent of revenue were 15.8% in the third quarter of 2005, compared to 15.9% in the third quarter of 2004. Included in third quarter selling, general and administrative expenses was approximately $700,000 of severance costs related to repositioning key country management positions.

Results of Operations

Year to Date

Revenue from services totaled $3.906 billion during the first nine months of 2005, an increase of 7.7% from the same period in 2004. This was the result of an increase in hours worked of 3.1% and an increase in average hourly bill rates of 4.8%. Revenue increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. On a constant currency basis, revenue from services increased by 6.5%. The table below summarizes the impact of foreign exchange adjustments on revenue for the first nine months of 2005:

	Sept. Year-to-Date Revenue
	2005	2004	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$1,787.3	$1,704.6	4.9%
PTSA	838.3	756.4	10.8
International - Constant Currency	1,240.0	1,167.1	6.2

Revenue from Services - Constant Currency	3,865.6	3,628.1	6.5
Foreign Currency Impact	40.3	—

Revenue from Services	$3,905.9	$3,628.1	7.7%

Gross profit of $636.4 million was 9.0% higher than the first nine months of 2004. Gross profit as a percentage of revenue was 16.3% in the first nine months of 2005, an increase of 0.2 percentage point compared to the 16.1% rate recorded in the prior year. This reflected increases in the gross profit rates of U.S. Commercial and International, partially offset by a decrease in the gross profit rate of PTSA. The increase in the gross profit rate was due to lower workers’ compensation costs in the U.S. Commercial segment and higher fee based income, particularly in the International segment, partially offset by changes in business unit mix and rates in the PTSA segment.

Selling, general and administrative expenses of $599.3 million were 6.8% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.3% in the first nine months of 2005 and 15.5% in the first nine months of 2004. As measured on a constant currency basis, selling, general and administrative expenses increased 5.7%. The increase in selling, general and administrative expenses is due primarily to growth in compensation-related costs.

Earnings from operations were $37.0 million in the first nine months of 2005, a 62.5% increase compared to earnings from operations of $22.8 million for the first nine months of 2004.

Net interest expense for the first nine months of 2005 was $177 thousand, compared to last year’s net interest expense of $716 thousand. The change is primarily attributable to higher U.S. interest rates earned on cash balances compared to last year.

The effective income tax rate for the first nine months of 2005 was 29.6%, as compared to last year’s 39.9% rate. The lower effective tax rate is due to the passage of legislation in the fourth quarter of 2004, extending Work Opportunity Credits for two years. Although the full-year 2004 tax rate of 36% did reflect the credits, the rate for the first nine months of 2004 of 39.9% did not, because the law was not passed until the fourth quarter of 2004. In addition, the favorable resolution of certain income tax matters in the first nine months of 2005 also reduced the effective tax rate.

Net earnings were $25.9 million, or a 95.7% increase compared to the first nine months of 2004. Diluted earnings per share were $0.72, an increase of 94.6% as compared to diluted earnings per share of $0.37 in the first nine months of 2004.

U.S. Commercial Staffing

Revenue from services in the U.S. Commercial Staffing segment totaled $1.787 billion for the first nine months of 2005, a 4.9% increase compared to the $1.705 billion reported for the same period in 2004. This reflected a 3.5% increase in average hourly bill rates and a 1.2% increase in hours worked. U.S. Commercial Staffing revenue represented 46% of total Company revenue for the first nine months of 2005 and 47% for the first nine months of 2004.

U.S. Commercial Staffing earnings from operations totaled $96.8 million for the first nine months of 2005, compared to earnings of $83.2 million last year, an increase of 16.4%. This was the result of the 4.9% increase in revenue and a 0.6 percentage point improvement in the gross profit rate, partially offset by a 5.2% increase in selling, general and administrative expenses. The increase in the gross profit rate was principally due to improved pricing, lower workers’ compensation costs and increased fee based income. The increase in selling, general and administrative expenses was primarily due to the growth in salaries. Selling, general and administrative expenses as a percentage of revenue were 9.7% for the first nine months of 2005 and 2004.

Professional, Technical and Staffing Alternatives

Revenue from services in the PTSA segment for the first nine months of 2005 totaled $838.3 million, an increase of 10.8% compared to the $756.4 million reported for the first nine months of 2004. This reflected a 7.9% increase in hours worked and a 6.2% increase in average hourly bill rates in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include the staff leasing and management services business units, decreased by 23.4% compared to the first nine months of 2004. PTSA revenue represented 21% of total Company revenue for the first nine months of 2005 and 2004.

For the first nine months of 2005, most PTSA business units exhibited revenue growth as compared to the same period in 2004. Kelly Scientific Resources and Kelly Engineering Resources were the leading Professional and Technical Staffing performers in the first nine months of 2005. Kelly HRfirst continued to be the leading Staffing Alternatives unit. However, Automotive Services Group, Kelly Law Registry and Kelly Home Care experienced revenue declines during the first nine months of 2005 as compared to the prior year. Kelly Staff Leasing revenue also declined, reflecting the exiting of customers with high workers’ compensation risk.

PTSA earnings from operations for the first nine months of 2005 totaled $50.1 million and increased 7.4% from the same period in 2004. This was the result of the 10.8% increase in revenue, partially offset by a 0.6% decrease in the gross profit rate and a 7.0% increase in selling, general and administrative expenses. The decrease in the gross profit rate was primarily due to changes in business unit mix and rates, partially offset by growth in fee based income. The 7.0% increase in selling, general and administrative expenses was primarily due to increased salaries. Selling, general and administrative expenses as a percent of revenue were 11.4% for the first nine months of 2005 and 11.8% for the first nine months of 2004.

International

Translated U.S. dollar revenue from services in the International segment for the first nine months of 2005 totaled $1.280 billion, a 9.7% increase compared to the $1.167 billion reported in the first nine months of 2004. This resulted from an increase in hours worked of 4.6%, a 4.3% increase in the translated U.S. dollar average hourly bill rates and an increase in fee based income. International revenue represented 33% of total Company revenue in the first nine months of 2005 and 32% in the first nine months of 2004.

On a constant currency basis, revenue increased by 6.2% and average hourly bill rates increased by 1.0%. International earnings from operations totaled $11.3 million for the first nine months of 2005, compared to earnings of $7.2 million for the same period in 2004, an increase of 57.5%. The 9.7% increase in revenue, combined with a 0.1 percentage point increase in the gross profit rate, partially offset an 8.6% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The increase in the International gross profit rate is due primarily to increased fee-based income and changes in country sales mix, offset by slightly lower gross profit rates in several countries. The increase in U.S. dollar reported expenses is due primarily to increased salaries. On a constant currency basis, expenses increased by 5.3%. Selling, general and administrative expenses as a percent of revenue were 16.4% in the first nine months of 2005, an improvement compared to 16.6% in the first nine months of 2004.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $59 million at the end of third quarter of 2005, a decrease of $20 million from the $79 million at year-end 2004. As further described below, the Company generated $15 million of cash from operating activities, used $45 million of cash in investing activities and generated $12 million in financing activities.

Operating Activities

In the first nine months of 2005, the Company generated $15 million in cash from its operating activities, as compared to generating $18 million in the first nine months of 2004.

Trade accounts receivable totaled $812 million at the end of the third quarter of 2005. Global days sales outstanding at the end of the third quarter of 2005 were 55 days, an increase of one day as compared with the end of the third quarter in the prior year.

The Company’s working capital position was $417 million at the end of the third quarter of 2005, compared to $405 million at year-end 2004. The current ratio was 1.8 at the end of the third quarter of 2005 and 1.8 at year-end 2004.

Investing Activities

In the first nine months of 2005, the Company used $45 million for investing activities, compared to $18 million in the first nine months of 2004. Capital expenditures totaled $18 million for the first nine months of 2005 and 2004. Capital expenditures for 2005, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $28 and $32 million.

During the first quarter of 2005, the Company made an $18 million investment in Tempstaff, the second largest staffing company in Japan. During the third quarter of 2005, the Company invested $1 million in Tempstaff Kelly, Inc., a joint venture with Tempstaff and the Sony Corporation.

Financing Activities

In the first nine months of 2005, the Company generated $12 million from financing activities, compared to using $4 million in the first nine months of 2004.

Short-term debt totaled $48 million at the end of the third quarter of 2005, compared to $34 million at year-end 2004. At the end of the first nine months of 2005, debt represented approximately 7% of total capital.

In connection with the investment in Tempstaff in the first quarter of 2005, the Company obtained short-term financing utilizing an $18 million Yen-denominated credit facility from the Bank of Tokyo–Mitsubishi. In connection with the investment in Tempstaff Kelly, Inc. in the third quarter of 2005, the Company obtained short-term financing utilizing a $1 million Yen-denominated credit facility from the Bank of Tokyo–Mitsubishi.

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

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.	Legal Proceedings

See Note 4 to the financial statements of this Quarterly Report on Form 10-Q for a discussion of current legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 4, 2005 through
August 7, 2005	180	(1)	$29.98	(1)	—	—
August 8, 2005 through
September 4, 2005	108	(1)	28.77	(1)	—	—
September 5, 2005 through
October 2, 2005	131	(1)	29.06	(1)	—	—

Total	419		$29.38		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing the Company to withhold the appropriate number of shares, and the Company issued to the employee the net difference between the shares due upon vesting and the withheld shares.

Item 6.	Exhibits.

   See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 22 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 4, 2005

/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 4, 2005

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