Form 10-K
period 2006-01-01
KELLY SERVICES INC
filed 2006-02-10
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated file ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $641,293,998.

Registrant had 32,371,466 shares of Class A and 3,466,145 of Class B common stock, par value $1.00, outstanding as of February 3, 2006.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2006 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS.

History and Development of Business

Founded by William R. Kelly in 1946, Kelly Services, Inc. (“Kelly” or the “Company”) has provided staffing solutions to customers in a variety of industries throughout its 59-year history. Kelly’s range of staffing solutions and geographic coverage has grown steadily over the years to match the needs of its customers. Today, Kelly is the second largest staffing company in the United States and fifth largest in the world.

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

Headquartered in Troy, Michigan, Kelly serves customers in 30 countries and territories. Kelly provides employment for more than 700,000 employees annually to a variety of customers around the globe—including more than 90 percent of the Fortune 500 companies.

Geographic Breadth of Services

Kelly offers staffing solutions to a diversified group of customers through offices in the United States, the Americas (Canada, Puerto Rico and Mexico); Europe (Belgium, Denmark, France, Germany, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Russia, Spain, Sweden, Switzerland, Turkey and the United Kingdom); and the Asia-Pacific region (Australia, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Singapore and Thailand).

Description of Business Segments

Kelly’s operations are divided into three principal business segments: U.S. Commercial Staffing; Professional, Technical and Staffing Alternatives (PTSA); and International.

U.S. Commercial Staffing

Kelly’s U.S. Commercial Staffing segment includes: Kelly Office Services, offering trained employees who work in word processing and data entry, and as administrative support staff; KellyConnect, providing staff for call centers, technical support hotlines and telemarketing units; Kelly Educational Staffing, the first nationwide program supplying qualified substitute teachers; Kelly Merchandising Services, including support staff for seminars, sales and trade shows; Kelly Electronic Assembly Services, providing technicians to serve the technology, aerospace and pharmaceutical industries; Kelly Light Industrial Services, placing staff experienced in facilities management, materials handling and more; KellySelect, a temporary to full-time service that provides both customers and temporary staff the opportunity to evaluate the relationship before making a full-time employment decision; and KellyDirect, a permanent placement service used across all business units in the U.S.

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

International

Kelly’s International segment meets the specific needs of global customers with the full range of commercial and professional and technical staffing services that are provided in the U.S. Additional services include: KellyAssess, providing personnel assessment techniques for selection, promotion and performance management; Kelly MultiHire, recruiting and human resources services; and KellyConnect, a global call center service. Kelly is also placing increased emphasis on cross-border recruitment opportunities.

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

Typically, customers turn to Kelly to increase staffing during peak workloads caused by predictable factors, such as inventories, special projects or vacations and non-predictable periods resulting from illness, emergency or rapidly changing economic conditions.

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

Seasonality

Kelly’s quarterly operating results are affected by the seasonality of the Company’s customers’ businesses. Demand for staffing services historically has been lower during the first and fourth quarters as a result of holidays, and typically increases during the second and third quarters of the year.

Working Capital

Kelly believes there are no unusual or special working capital requirements in the staffing services industry.

Customers

Kelly is not dependent on any single customer, or a limited segment of customers. Kelly’s largest single customer accounted for approximately 6 percent of total revenue in 2005.

Government Contracts

Although Kelly conducts business under various federal, state and local government contracts, they do not account for a significant amount of the business.

Competition

The worldwide temporary staffing industry is very competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and more than 20,000 smaller organizations compete in varying degrees at local levels. Additionally, several similar companies compete in foreign markets. In 2005, Kelly’s largest competitors were Adecco, S.A., Manpower, Inc., Randstad Holding N.V., Vedior N.V., Spherion Corporation, CDI Corporation and Allegis Group.

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

Employees

Kelly employs approximately 1,300 people at its corporate headquarters in Troy, Michigan, and approximately 7,300 staff members in its international network of company-owned branch offices. In 2005, Kelly assigned more than 700,000 temporary employees with a variety of customers around the globe.

While services may be provided inside the facilities of customers, Kelly remains the employer of record for its temporary employees. Kelly maintains responsibility for employee assignments, the employer’s share of all applicable payroll taxes and the administration of the employee’s share of such taxes.

Foreign Operations

For information regarding sales, earnings from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in the Segment Disclosures note to our consolidated financial statements, presented in Part II, Item 8 of this report.

Access to Company Information

Kelly electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Kelly makes available, free of charge, through its website, and by responding to requests addressed to its director of investor relations, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Kelly’s website address is: www.kellyservices.com. The information contained on the website, or on other websites linked to the website, is not part of this document.

ITEM 1A. RISK FACTORS.

Highly Competitive Markets

The worldwide staffing services market is highly competitive with limited barriers to entry. Kelly competes in global, national, regional and local markets with full-service and specialized temporary staffing companies. In addition to Kelly, several competitors, including Adecco, Manpower, Randstad, Vedior, Spherion, CDI, and Allegis Group, have very substantial marketing and financial resources. Price competition in the staffing industry is significant, particularly for the provision of office clerical and light industrial personnel, and pricing pressures from competitors and customers are increasing. Kelly expects that the level of competition will remain high, which could limit Kelly’s ability to maintain or increase its market share or profitability.

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

Highly Dependent on Key Management

Kelly is highly dependent on its management. Kelly believes that its success has depended to a significant extent upon the efforts and abilities of its Chairman, Terence E. Adderley, and certain other key executives. The loss of the services of Mr. Adderley or any of the other key executives could have a material adverse effect upon the Company.

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

Foreign Currency Fluctuations

Kelly’s operations are conducted in 29 countries and territories outside the U.S. Kelly’s local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in Kelly’s consolidated financial statements. Exchange rates for currencies of these countries may fluctuate in relation to the U.S. dollar and such fluctuations may have an adverse or favorable effect on Kelly’s operating results when translating foreign currencies into U.S. dollars.

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

Concentration of Ownership

Terence E. Adderley, Chairman, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 92.5% of the outstanding shares of Kelly Class B common stock, which is the only class of stock entitled to voting rights. Mr. Adderley is therefore able to exercise voting control of the Company with respect to matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

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

The Company is also involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company’s management, adequate provision has been made for losses that are likely to result from these proceedings.

Disclosure of Certain IRS Penalties

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

Kelly’s stock is traded on the Nasdaq National Market System under the symbols “KELYA” and “KELYB.” The high and low selling prices for the Class A common stock and Class B common stock as quoted by the Nasdaq Stock Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005
Class A common
High	$30.76	$29.95	$30.68	$31.18	$31.18
Low	27.61	25.30	27.53	25.84	25.30

Class B common
High	30.85	31.57	30.75	31.95	31.95
Low	28.00	26.60	23.50	27.59	23.50

Dividends	.10	.10	.10	.10	.40

2004
Class A common
High	$30.99	$32.25	$29.80	$31.27	$32.25
Low	27.17	27.05	25.26	25.86	25.26

Class B common
High	31.50	32.74	29.42	31.00	32.74
Low	27.25	26.50	25.53	26.00	25.53

Dividends	.10	.10	.10	.10	.40

Holders

The number of holders of record of the Class A and Class B common stock of the Company were 5,254 and 473, respectively, as of February 3, 2006.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 3, 2005 through November 6, 2005	6,432	(1)	$28.69	(1)	—	—
November 7, 2005 through December 4, 2005	224	(1)	29.04	(1)	—	—
December 5, 2005 through January 1, 2006	19	(1)	27.12	(1)	—	—

Total	6,675		$28.70		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing the Company to withhold the appropriate number of shares, and the Company issued to the employee the net difference between the shares due upon vesting and the withheld shares.

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

(In millions except per share amounts)	2005	2004 (1)	2003	2002	2001
Revenue from services (2)	$5,289.8	$4,984.1	$4,325.2	$4,056.9	$4,005.9
Earnings before taxes (3)	56.0	33.1	8.3	30.6	27.9
Net earnings	39.3	21.2	4.9	18.5	16.8

Per share data:
Basic earnings per share	1.10	0.60	0.14	0.52	0.47
Diluted earnings per share	1.09	0.60	0.14	0.51	0.47

Dividends per share
Classes A and B common	0.40	0.40	0.40	0.40	0.85

Working capital (4)	428.0	413.1	380.2	357.8	326.9
Total assets	1,312.9	1,249.8	1,139.2	1,073.2	1,040.3

(1)	Fiscal year included 53 weeks.
(2)	Beginning in 2003, the Company changed its method of reporting revenue for its Kelly Staff Leasing subsidiary from the gross method of reporting revenue to the net method under Emerging Issues Task Force Issue No.99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” As a result, KSL worksite employee payroll costs were excluded from both revenue from services and cost of services, with no impact on gross profit or net earnings. Revenue from services and cost of services were reclassified for all prior periods for comparability. The effect of this change was to reduce revenue from services and cost of services by $266.5 million in 2002 and $251.0 million 2001.
(3)	In accordance with SFAS No.142, the Company eliminated goodwill amortization beginning in 2002. Goodwill amortization included in earnings before taxes was $2.7 million in 2001.
(4)	As discussed in Note 1 to the financial statements, beginning in 2005, restricted stock was reclassified from accrued payroll and related taxes to additional paid-in capital, long-term deferred rent was reclassified from accounts payable to other long-term liabilities and long-term accrued disability was reclassified from accrued payroll and related taxes to other long-term liabilities. Prior periods were reclassified for comparability. The effect of these reclassifications was to increase working capital by $7.9 million in 2004, $6.9 million in 2003, $6.4 million in 2002 and $5.4 million in 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

Despite political, economic and weather disruptions and high-profile bankruptcies, 2005 turned out to be a good year for the economy, the staffing industry and Kelly Services.

The U.S. economy grew at 3.5% for 2005, a steady, moderate rate of growth. The unemployment rate improved to 4.9%, corporate earnings grew on average at double-digit rates and capital spending increased. The Bureau of Labor Statistics estimates approximately two million jobs were created in the U.S., of which nearly 8% were in temporary staffing. In the rest of the world, economic growth slowed during the year, yet GDP still expanded at over 3% and job growth continued.

Those positive trends translated into solid performance for Kelly in 2005:

•	Sales exceeded $5 billion dollars, a new sales record for the Company.

•	The gross profit rate improved to 16.2%, representing the first annual increase since 1995.

•	Net earnings grew by 85%.

•	Temp-to-perm and permanent placement fees posted strong growth.

•	Expenses were held to 15.2% of revenue.

•	Investment for the long term continued.

Management believes 2006 will also be a good year for Kelly Services. Given underlying economic conditions and trends noted above, the global economy appears to be in a period of solid, sustainable expansion, which should provide for continued job creation. With confidence in the economy, the Company continues to pursue a plan of expanding Kelly’s presence around the world.

Results of Operations

2005 versus 2004

Revenue from services for the 52 weeks in 2005 totaled $5.290 billion, an increase of 6.1% from the 53 weeks in 2004. This was the result of an increase in average hourly bill rates of 4.3% and an increase in hours worked of 2.0%. Revenue from services increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International.

Although the U.S. dollar generally strengthened during 2005, compared to 2004 the U.S. dollar was weaker against many foreign currencies, including the Australian and Canadian dollar. As a result, Kelly’s U.S. dollar translated revenue from services was slightly higher than would have otherwise been reported. On a constant currency basis, 2005 revenue from services increased 5.7% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2005 on a 52- versus 53-week reported basis:

	Revenue from Services
	2005 (52 weeks)	2004 (53 weeks)	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$2,437.0	$2,327.6	4.7%
PTSA	1,128.4	1,033.7	9.2
International - Constant Currency	1,702.1	1,622.7	4.9

Revenue from Services - Constant Currency	5,267.5	4,984.1	5.7
Foreign Currency Impact	22.3	—

Revenue from Services	$5,289.8	$4,984.1	6.1%

The 2004 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. On a constant currency basis adjusted for the 53rd week in 2004, revenue increased in 2005 by 7.0%. Management believes these measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations and the extra week included in the 2004 fiscal year. Constant currency results are calculated by translating the current year results at prior year average exchange rates. Adjusted 52-week revenue is calculated by excluding the last week of the 2004 fiscal year. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2005 on a 52-week adjusted basis for 2004:

	Revenue from Services
	2005	2004			% Change
	Reported Revenue 52 Weeks	Reported Revenue 53 Weeks	Less: 53rd Week Revenue	Adjusted Revenue 52 Weeks
	(In millions of dollars)
U.S. Commercial Staffing	$2,437.0	$2,327.6	$29.9	$2,297.7	6.1%
PTSA	1,128.4	1,033.7	13.6	1,020.2	10.6
International - constant currency	1,702.1	1,622.7	18.2	1,604.5	6.1

Revenue from services - constant currency	5,267.5	4,984.1	61.7	4,922.3	7.0
Foreign currency impact	22.3	—

Revenue from services	$5,289.8	$4,984.1	$61.7	$4,922.3	7.5%

Gross profit of $858.9 million was 7.7% higher than 2004. Gross profit as a percentage of revenues was 16.2% in 2005 and increased 0.2 percentage point compared to the 16.0% rate recorded in the prior year. This reflected increases in the gross profit rates of the U.S. Commercial and International segments, partially offset by a decrease in the PTSA segment gross profit rate. The increase in the gross profit rate was due to lower workers’ compensation costs in the U.S. Commercial segment and higher fee based income, particularly in the International segment, partially offset by changes in business unit mix and rates in the PTSA segment.

Fee based recruitment income, which represents approximately 2% of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

Selling, general and administrative expenses of $802.7 million were 5.1% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenues were 15.2% in 2005, a 0.1 percentage point decrease compared to the 15.3% rate in 2004. As measured on a constant currency basis, selling, general and administrative expenses increased 4.7% compared to the prior year. The increase in selling, general and administrative expenses is due primarily to growth in compensation-related costs. In addition, information technology costs increased, reflecting the start of work on the PeopleSoft project, a software implementation project intended to replace the Company’s current payroll, billing and accounts receivable systems.

Net interest expense for 2005 was $187 thousand, compared to $861 thousand in 2004. The change is primarily attributable to higher U.S. interest rates earned on the cash balances compared to last year.

Earnings before taxes were $56.0 million, an increase of 68.8% from 2004. Earnings before taxes averaged 1.1% of revenues in 2005 and 0.7% of revenues in 2004. The effective income tax rate for 2005 was 29.8%, a decrease from last year’s rate of 36.0%. The lower effective tax rate is due primarily to the favorable resolution of certain U.S. federal, state and international income tax matters in 2005. While Congress has not yet approved extending Work Opportunity Credits into 2006, assuming the extension is approved, the Company expects the 2006 full-year effective tax rate to be 36%.

Net earnings in 2005 were $39.3 million, or a 85.1% increase compared to 2004. Diluted earnings per share in 2005 were $1.09, as compared to diluted earnings per share of $.60 in 2004.

U.S. Commercial Staffing

	2005 (52 weeks)	2004 (53 weeks)	% Change
	(In millions of dollars)
Revenue from Services	$2,437.0	$2,327.6	4.7%
Earnings from Operations	134.8	118.9	13.3

Revenue from services in the U.S. Commercial Staffing segment totaled $2.437 billion for the 52 weeks in 2005, a 4.7% increase compared to the $2.328 billion reported for the 53 weeks in 2004. This reflected a 3.5% increase in average hourly bill rates and a 1.0% increase in hours worked. Year-over-year revenue comparisons reflect increases of: 2.9% in the first quarter, 3.6% in the second quarter, 7.9% in the third quarter and 4.3% in the fourth quarter. On an adjusted 52-week basis for 2004, revenue from services increased 6.1% year over year and on an adjusted 13-week basis, fourth quarter revenue from services increased 9.5% year over year.

U.S. Commercial Staffing revenue from services represented 46% of total Company revenue from services for 2005 and 47% for 2004.

U.S. Commercial Staffing earnings from operations totaled $134.8 million for 2005 compared to earnings of $118.9 million last year, an increase of 13.3%. The increase in earnings from operations was primarily attributable to the 4.7% increase in revenue and a 0.6 percentage point increase in the gross profit rate, partially offset by a 6.0% increase in selling, general and administrative expenses. The increase in the gross profit rate was principally due to improved pricing, lower workers’ compensation costs and increased fee based income.

Selling, general and administrative expenses increased by 6.0% as compared to the prior year and, as a percentage of revenues, were 9.5% for 2005 and 9.4% for 2004. The increase in selling, general and administrative expenses was due primarily to the growth in salaries.

Professional, Technical and Staffing Alternatives

	2005 (52 weeks)	2004 (53 weeks)	% Change
	(In millions of dollars)
Revenue from Services	$1,128.4	$1,033.7	9.2%
Earnings from Operations	69.1	62.0	11.4

Revenue from services in the PTSA segment for the 52 weeks in 2005 totaled $1.128 billion, an increase of 9.2% compared to the $1.034 billion reported for the 53 weeks in 2004. This reflected a 6.6% increase in average hourly bill rates and a 5.3% increase in hours worked. Revenues in the non-hours based businesses, which include staff leasing, decreased by 9.5% compared to 2004. Year-over-year revenue comparisons reflect increases of: 14.1% in the first quarter, 9.5% in the second quarter, 9.1% in the third quarter and 4.6% in the fourth quarter. On an adjusted 52-week basis for 2004, revenue from services increased 10.6% year over year and on an adjusted 13-week basis, fourth quarter revenue from services increased 10.0% year over year.

PTSA revenues from services represented 21% of total Company revenues in 2005 and 2004.

During 2005, over half of the PTSA business units exhibited double-digit revenue growth as compared to 2004. Kelly Engineering Resources, Kelly IT Resources, Vendor Management Services and Kelly HRfirst continued to be the leading performers in 2005. However, the Automotive Services Group, Kelly Law Registry, Kelly Staff Leasing and Kelly Home Care experienced revenue declines during 2005 as compared to the prior year. The Automotive Services Group was impacted by the recent reductions in the automotive industry in 2005. The year-over-year decline in Kelly Law Registry revenue was attributable to the completion of major projects that were on-going in 2004. The decline in Kelly Staff Leasing revenue reflected the exiting of certain customers with high workers’ compensation risk.

PTSA earnings from operations for 2005 totaled $69.1 million and increased 11.4% from the same period in 2004. This was the result of the 9.2% increase in revenue from services, partially offset by a 0.4 percentage point decrease in the gross profit rate and a 4.9% increase in selling, general and administrative expenses. The decrease in the gross profit rate was due to changes in business unit mix and declines in the gross profit rates, particularly at Kelly Engineering Resources and Kelly Law Registry, partially offset by growth in fee based income. The 4.9% increase in selling, general and administrative expenses was primarily due to increased salaries related to volume growth and new branch openings. Selling, general and administrative expenses as a percent of revenues improved to 11.2% for 2005 from 11.7% for 2004.

International

	2005 (52 weeks)	2004 (53 weeks)	% Change
	(In millions of dollars)
Revenue from Services	$1,724.4	$1,622.7	6.3%
Earnings from Operations	16.5	12.7	30.6

Translated U.S. dollar revenue from services in the International segment for the 52 weeks in 2005 totaled $1.724 billion, a 6.3% increase compared to the $1.623 billion reported for the 53 weeks in 2004. This resulted from an increase in the translated U.S. dollar average hourly bill rates of 3.1% and an increase in hours worked of 2.6%. International revenue from services represented 33% of total Company revenues in 2005 and 32% in 2004.

On a constant currency basis, revenue from services increased 4.9%. On an adjusted 52-week constant currency basis for 2004, revenue from services in the International segment increased 6.1%. Average hourly bill rates increased 1.8% on a constant currency basis. Constant currency year-over-year revenue comparisons reflect increases of: 6.8% in the first quarter, 6.3% in the second quarter, 5.7% in the third quarter and 1.4% in the fourth quarter. On an adjusted 13-week constant currency basis for 2004, fourth quarter revenue from services increased 5.7%.

Year-over-year revenue comparisons were positive in most regions of the International segment. On a constant currency basis adjusted for the 53rd week in 2004, revenue in the Americas increased by 3%, Europe increased by 6% and Asia-Pacific increased by 12%. Within Europe, United Kingdom/Ireland revenue decreased 6% on a constant currency basis. Additionally, fee-based income in the International segment experienced year-over-year growth of 23% on a 52- versus 53-week basis.

International earnings totaled $16.5 million for 2005, compared to $12.7 million for 2004. This reflected the 6.3% increase in revenue from services, combined with a 0.2 percentage point increase in the gross profit rate, which partially offset a 5.8% increase in expenses, as measured in U.S. dollars. International results generally improved as the year progressed. The segment recorded earnings of $537 thousand in the first quarter, $4.4 million in the second quarter, $6.4 million in the third quarter and $5.2 million in the fourth quarter. The increase in the International gross profit rate is due primarily to increased fee-based income and improvements in country sales mix, offset by slightly lower gross profit rates in several countries.

The increase in U.S. dollar reported expenses is due primarily to increased salaries. On a constant currency basis, expenses increased by 4.7%. Selling, general and administrative expenses as a percent of revenue were 16.2% in 2005, compared to 16.3% in 2004.

Results of Operations

2004 versus 2003

Revenue from services for 2004 totaled $4.984 billion, an increase of 15.2% from 2003. This was the result of an increase in hours worked of 9.8% and an increase in average hourly bill rates of 4.9%. Revenue from services increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International.

During 2004, the U.S. dollar declined in comparison to many foreign currencies, including the euro and British pound. As a result, Kelly’s U.S. dollar translated revenue from services was higher than would have otherwise been reported. On a constant currency basis, 2004 revenue from services increased 12.3% as compared with 2003. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2004 on a 53-week reported basis:

	Revenue from Services
	2004 (53 Weeks)	2003 (52 Weeks)	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$2,327.6	$2,131.1	9.2%
PTSA	1,033.7	895.4	15.5
International - Constant Currency	1,493.8	1,298.6	15.0

Revenue from Services - Constant Currency	4,855.2	4,325.2	12.3
Foreign Currency Impact	128.9	—

Revenue from Services	$4,984.1	$4,325.2	15.2%

In addition, the 2004 fiscal year included a 53rd week. On a constant currency adjusted 52-week basis, revenue increased 10.9%. Management believes these measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations and the extra week included in the 2004 fiscal year. Constant currency results are calculated by translating the current year results at prior year average exchange rates. Adjusted 52-week revenue is calculated by excluding the last week of the 2004 fiscal year. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2004 on a 52-week adjusted basis:

	Revenue from Services
	2004			2003	% Change
	Reported Revenue 53 Weeks	Less: 53rd Week Revenue	Adjusted Revenue 52 Weeks	Reported Revenue 52 Weeks
	(In millions of dollars)
U.S. Commercial Staffing	$2,327.6	$29.9	$2,297.7	$2,131.1	7.8%
PTSA	1,033.7	13.6	1,020.2	895.4	13.9
International - constant currency	1,493.8	17.1	1,476.8	1,298.6	13.7

Revenue from services - constant currency	4,855.2	60.6	4,794.6	4,325.2	10.9
Foreign currency impact	128.9	1.2	127.7	—

Revenue from services	$4,984.1	$61.7	$4,922.3	$4,325.2	13.8%

Gross profit of $797.8 million was 14.5% higher than 2003. Gross profit as a percentage of revenues was 16.0% in 2004, and decreased 0.1 percentage point compared to the 16.1% rate recorded in 2003. This reflected decreases in the gross profit rates of PTSA and International, partially offset by an increase in the gross profit rate of U.S. Commercial Staffing. The decrease in the gross profit rate was due to higher state unemployment taxes, to the extent not fully recovered through pricing actions and temporary staffing gross profit rate decreases in Europe, partially offset by lower workers’ compensation costs and improved fee based recruitment income.

The decrease in workers’ compensation costs compared to 2003 resulted from favorable comparisons to 2003. In 2003, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, recorded additional expense of $11.7 million.

Selling, general and administrative expenses of $763.8 million were 11.0% higher than 2003. Selling, general and administrative expenses expressed as a percentage of revenues were 15.3% in 2004, a 0.6 percentage point decrease compared to the 15.9% rate in 2003. As measured on a constant currency basis, selling, general and administrative expenses increased 7.8% compared to 2003. The increase in selling, general and administrative expenses is due primarily to growth in salaries, retirement programs and incentive-based compensation.

Net interest expense for 2004 was $861 thousand, compared to $77 thousand in 2003. The change is primarily attributable to higher average short-term debt levels and lower average cash balances as a result of increased working capital requirements.

Earnings before taxes were $33.1 million, an increase of 298.1% from 2003. Earnings before taxes averaged 0.7% of revenues in 2004 and 0.2% of revenues in 2003. The effective income tax rate for 2004 was 36.0%, a decrease from the 2003 rate of 41.1%. The 2003 rate was higher primarily because it included the impact of establishing valuation allowances for certain international tax loss carryforwards.

Net earnings in 2004 were $21.2 million, or a 332.5% increase compared to 2003. Basic and diluted earnings per share in 2004 were $0.60, as compared to basic and diluted earnings per share of $.14 in 2003.

U.S. Commercial Staffing

	2004 (53 weeks)	2003 (52 weeks)	% Change
	(In millions of dollars)
Revenue from Services	$2,327.6	$2,131.1	9.2%
Earnings from Operations	118.9	93.1	27.7

Revenue from services in the U.S. Commercial Staffing segment totaled $2.328 billion for the 53 weeks in 2004, a 9.2% increase compared to the $2.131 billion reported for the 52 weeks in 2003. This reflected a 6.8% increase in hours worked and a 2.2% increase in average hourly bill rates. Year-over-year revenue comparisons reflect increases of: 8.9% in the first quarter, 11.3% in the second quarter, 7.2% in the third quarter and 9.5% in the fourth quarter. On an adjusted 52-week basis, revenue from services increased 7.8% year over year and on an adjusted 13-week basis, fourth quarter revenue from services increased 4.2% year over year.

U.S. Commercial Staffing revenue from services represented 47% of total Company revenue from services for 2004 and 49% for 2003.

U.S. Commercial Staffing earnings from operations totaled $118.9 million for 2004 compared to earnings of $93.1 million for 2003, an increase of 27.7%. The increase in earnings from operations was primarily attributable to the 9.2% increase in revenue and a 0.1 percentage point increase in the gross profit rate, partially offset by a 2.3 % increase in selling, general and administrative expenses. The increase in the gross profit rate was primarily due to lower workers’ compensation costs and higher fee-based income, partially offset by higher state unemployment taxes, to the extent not fully recovered through pricing actions. Of the $11.7 million additional workers’ compensation charge in 2003 reported above, $9.7 million was charged to U. S. Commercial Staffing.

Selling, general and administrative expenses increased by 2.3% as compared to 2003 and, as a percentage of revenues, were 9.4% for 2004 and 10.1% for 2003. The increase in selling, general and administrative expenses was due primarily to the growth in salaries, retirement programs and incentive-based compensation.

Professional, Technical and Staffing Alternatives

	2004 (53 weeks)	2003 (52 weeks)	% Change
	(In millions of dollars)
Revenue from Services	$1,033.7	$895.4	15.5%
Earnings from Operations	62.0	52.8	17.3

Revenue from services in the PTSA segment for the 53 weeks in 2004 totaled $1.034 billion, an increase of 15.5% compared to the $895.4 million reported for the 52 weeks in 2003. This reflected a 10.8% increase in hours worked and a 5.3% increase in average hourly bill rates in the professional and technical businesses. Revenues in the non-hours based businesses, which include staff leasing, increased by 4.9% compared to 2003. Year-over-year revenue comparisons reflect increases of: 7.7% in the first quarter, 14.7% in the second quarter, 18.0% in the third quarter and 21.3% in the fourth quarter. On an adjusted 52-week basis, revenue from services increased 13.9% year over year and on an adjusted 13-week basis, fourth quarter revenue from services increased 15.4% year over year.

PTSA revenues from services represented 21% of total Company revenues in 2004 and 2003.

During 2004, nearly all PTSA business units exhibited double-digit revenue growth as compared to 2003. Kelly Law Registry, Kelly Engineering Resources, HRfirst and Vendor Management Services reported particularly strong growth. However, Kelly Home Care, Kelly Automotive Services Group and Kelly Staff Leasing experienced revenue declines during 2004 as compared to 2003. The decrease in Kelly Automotive Services group was consistent with the industry trend in its staffing sector. The revenue decline at Kelly Staff Leasing reflects intended changes in customer mix to properly position this business unit with a stronger customer base in 2005.

PTSA earnings from operations for 2004 totaled $62.0 million and increased 17.3% from the same period in 2003. This was the result of the 15.5% increase in revenue from services, partially offset by a 0.4 percentage point decrease in the gross profit rate and a 10.1% increase in selling, general and administrative expenses. The decrease in the gross profit rate was primarily due to decreases in the Kelly Home Care business unit and higher workers’ compensation expense in the Kelly Staff Leasing business unit. The 10.1% increase in selling, general and administrative expenses was primarily due to increased salaries and incentive-based compensation. Selling, general and administrative expenses as a percent of revenues were 11.7% for 2004 and 12.2% for 2003.

International

	2004 (53 weeks)	2003 (52 weeks)	% Change
	(In millions of dollars)
Revenue from Services	$1,622.7	$1,298.6	25.0%
Earnings from Operations	12.7	(0.8)	N/A

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

International earnings totaled $12.7 million for 2004, compared to a loss of $787 thousand for 2003. The 25.0% increase in revenue from services was partially offset by a 0.4 percentage point decrease in the gross profit rate and a 16.2% increase in expenses, as measured in U.S. dollars. International results generally improved as the year progressed. The segment recorded a loss of $941 thousand in the first quarter, income of $2.0 million in the second quarter, income of $6.2 million in the third quarter and income of $5.5 million in the fourth quarter.

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

Cash and Equivalents

Cash and equivalents totaled $64 million at the end of 2005, a decrease of $15 million from the $79 million at year-end 2004. As further described below, during 2005, the Company generated $21 million of cash from operating activities, used $52 million of cash in investing activities and generated $20 million from financing activities.

Operating Activities

In 2005, the Company generated $21 million in cash from its operating activities, as compared to $55 million in 2004 and $30 million in 2003. The most significant reason for the change in cash generated from operations was the growth in accounts receivable.

Trade accounts receivable totaled $804 million at the end of 2005. Global days sales outstanding, calculated on a quarterly basis, were 53 days, the same as in 2004. On an annual basis, they were 55 days for 2005, a slight increase as compared with 54 days in 2004.

The Company’s working capital position was $428 million at the end of 2005, an increase of $15 million from year-end 2004. The current ratio was 1.8 at the end of 2005, as compared with 1.9 at year-end 2004.

Investing Activities

In 2005, the Company used $52 million for investing activities, compared to $37 million in 2004 and $33 million in 2003. Capital expenditures for 2005 totaled $29 million, down 22% from the $37 million spent in 2004 and down 7% from the $31 million spent in 2003. Capital expenditures for 2005 primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations. Included in the total for 2004 is $7.4 million for software licenses related to the multi-year implementation of Peoplesoft payroll, billing and financial systems. Capital spending in 2006 is expected to total between $43 and $47 million. The increase is due to costs associated with implementation of the Peoplesoft systems.

During the first quarter of 2005, the Company made an $18 million investment, acquiring a less-than-five-percent interest in Tempstaff, the second largest staffing company in Japan. During the third quarter of 2005, the Company invested $1 million for a less-than-ten-percent in Tempstaff Kelly, Inc., a joint venture with Tempstaff and the Sony Corporation.

Financing Activities

In 2005, the Company generated $20 million from financing activities, as compared to using $14 million in 2004 and using $22 million in 2003. Short-term debt totaled $57 million at year-end 2005, compared to $34 million at year-end 2004. At the end of 2005, debt represented approximately 8% of total capital.

In connection with the investment in Tempstaff in the first quarter of 2005, the Company obtained short-term financing utilizing an $18 million Yen-denominated credit facility from the Bank of Tokyo-Mitsubishi. In connection with the investment in Tempstaff Kelly, Inc. in the third quarter of 2005, the Company obtained short-term financing utilizing a $1 million Yen-denominated credit facility from the Bank of Tokyo-Mitsubishi.

As of year-end 2005, the Company had $118 million of committed unused credit facilities. In November, 2005, the Company entered into a new $150 million five-year, unsecured multi-currency revolving credit facility which may be used to fund working capital, acquisitions and for general corporate purposes. This facility replaced the Company’s prior $125 million three-year, unsecured multi-currency revolving credit facility. The interest rate applicable to borrowings under this new facility is 40 basis points over local LIBOR. At year-end 2005, the Company had additional uncommitted one-year credit facilities totaling $22 million, under which the Company had borrowed $7 million.

In September 2003, the Company repurchased 1,000,000 shares of Class A common stock in a negotiated transaction from the William R. Kelly Trust. The total value of the share repurchase was $26 million or $26.04 per share, representing a 2.7% discount to the closing market price of Kelly Class A common stock on the business day prior to the purchase.

The Company intends to continue its expansion program, adding one or two new countries or service lines each year by organic growth and small strategic acquisitions. Targeted countries/areas include Eastern Europe and South America.

Dividends paid per common share were $.40 in 2005, 2004 and 2003.

Contractual Obligations and Commercial Commitments

Summarized below are the Company’s obligations and commitments to make future payments as of year-end 2005:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$161,300	$47,900	$66,500	$30,600	$16,300
Short-term borrowings	56,600	56,600	—	—	—
Accrued insurance	88,600	34,100	25,500	11,100	17,900
Accrued retirement benefits	63,800	6,400	12,800	12,700	31,900
Other long-term liabilities	9,300	1,400	3,100	2,200	2,600
Purchase obligations	27,900	22,700	5,200	—	—

Total	$407,500	$169,100	$113,100	$56,600	$68,700

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of year-end 2005 and 2004, the allowance for uncollectible accounts receivable was $16.6 million and $16.2 million, respectively.

Workers’ Compensation

The Company has a combination of insurance and self-insurance contracts under which the Company effectively bears the first $500,000 of risk per single accident, except in the state of California, where the Company bears the first $750,000 of risk per single accident beginning in 2005. The Company establishes accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors.

Management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation was $88.6 million and $91.7 million at year-end 2005 and 2004, respectively.

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

We completed our impairment tests during the fourth quarter of the 2005 and 2004 fiscal years and determined that goodwill is not impaired. This test required comparison of our estimated fair value to our book value of goodwill. The estimated fair value was based on a discounted cash flows analysis. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our balance sheet. At year-end 2005 and 2004, total goodwill amounted to $88.2 million and $94.7 million, respectively.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, material changes in demand from large corporate customers, availability of temporary workers with appropriate skills required by customers, increases in wages paid to temporary workers, liabilities for client and employee actions, foreign currency fluctuations, changes in laws and regulations (including federal, state and international tax laws), the Company’s ability to effectively implement and manage its information technology programs, and the ability of the Company to successfully expand into new markets and service lines. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this filing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 29 of this filing and are presented in pages 30-53.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s Acting Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the financial statements on page 30 of this filing.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006 as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors and Executive Officers of the registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant” and “Code of Business Conduct and Ethics,” which are included on page 25, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 26, (Item 12), is to be included in a definitive proxy statement filed by the Company not later than 120 days after the close of its fiscal year and such proxy statement, when filed, is incorporated herein by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since (1)	Business Experience During Last 5 Years
Terence E. Adderley	72	1961	Served as officer of the Company.
Chairman

Carl T. Camden	51	1995	Served as officer of the Company.
President and Acting Chief Executive Officer

Michael L. Durik	57	1999	Served as officer of the Company.
Executive Vice President and Chief Administrative Officer

William K. Gerber	51	1998	Served as officer of the Company.
Executive Vice President and Chief Financial Officer

Daniel T. Lis	59	2003	Served as General Counsel of
Senior Vice President, General Counsel and Corporate Secretary			Bank One, Michigan and predecessors from 1987-2000.

(1)	Each officer serves continuously until termination of employment or removal by the Board of Directors.

CODE OF BUSINESS CONDUCT AND ETHICS.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (collectively, the “Selected Officers”). The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 54. The Company has posted the Code of Business Conduct and Ethics and intends to post any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at www.kellyservices.com.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table shows the number of securities of the Company that can be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of the fiscal year end for 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	2,235,000	$26.70	3,066,000

Equity compensation plans not approved by security holders (3)	—	—	—

Total	2,235,000	$26.70	3,066,000

(1)	The equity compensation plans of the Company approved by the Company’s security holders include the Company’s Equity Incentive Plan and the Company’s Non-Employee Director Stock Option Plan.

The number of securities to be issued upon exercise of outstanding options, warrants and rights excludes 505,000 of restricted stock awards granted to employees and not yet vested at January 1, 2006.

(2)	The Equity Incentive Plan provides that the maximum number of shares available for grants, including stock options and restricted stock awards, is 10 percent of the outstanding Class A common stock, adjusted for plan activity over the preceding five years.

The Non-Employee Director Stock Option Plan provides that the maximum number of shares available for settlement of options is 100,000 shares of Class A common stock.

(3)	The Company has no equity compensation plans that have not been approved by its security holders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Statements of Earnings for the three fiscal years ended January 1, 2006

Statements of Cash Flows for the three fiscal years ended January 1, 2006

Balance Sheets at January 1, 2006 and January 2, 2005

Statements of Stockholders’ Equity for the three fiscal years ended January 1, 2006

Notes to Financial Statements

(2)	Financial Statement Schedule -

For the three fiscal years ended January 1, 2006:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c)

below and included at page 54 which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 54 of this filing.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2006		KELLY SERVICES, INC.
Registrant

	By	/s/ W. K. Gerber

W. K. Gerber

Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2006		* T. E. Adderley

T. E. Adderley

Chairman and Director

Date: February 10, 2006		* C. T. Camden

C. T. Camden

President, Acting Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 10, 2006		* J. E. Dutton

J. E. Dutton

Director

Date: February 10, 2006		* M. A. Fay, O.P.

M. A. Fay, O.P.

Director

Date: February 10, 2006		* V. G. Istock

V. G. Istock

Presiding Director

Date: February 10, 2006		* D. R. Parfet

D. R. Parfet

Director

Date: February 10, 2006		* B. J. White
B. J. White

Director

Date: February 10, 2006		/s/ W. K. Gerber

W. K. Gerber

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 10, 2006		/s/ M. E. Debs

M. E. Debs

Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 10, 2006	*By	/s/ W. K. Gerber

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of January 1, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 31.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Kelly Services, Inc.:

We have completed integrated audits of Kelly Services, Inc.’s January 1, 2006 and January 2, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2006, and an audit of its December 28, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Kelly Services, Inc.’s January 1, 2006, January 2, 2005, and December 28, 2003 consolidated financial statements and on its internal control over financial reporting as of January 1, 2006, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 10, 2006

STATEMENTS OF EARNINGS

Kelly Services, Inc. and Subsidiaries

	2005	2004 (1)	2003
	(In thousands of dollars except per share items)
Revenue from services	$5,289,825	$4,984,051	$4,325,155
Cost of services	4,430,931	4,186,285	3,628,524

Gross profit	858,894	797,766	696,631
Selling, general and administrative expenses	802,742	763,756	688,227

Earnings from operations	56,152	34,010	8,404
Interest expense, net	(187)	(861)	(77)

Earnings before income taxes	55,965	33,149	8,327
Income taxes	16,702	11,938	3,423

Net earnings	$39,263	$21,211	$4,904

Basic earnings per share	$1.10	$.60	$.14
Diluted earnings per share	$1.09	$.60	$.14
Dividends per share	$.40	$.40	$.40
Average shares outstanding (thousands):
Basic	35,667	35,115	35,289
Diluted	35,949	35,461	35,355

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

Kelly Services, Inc. and Subsidiaries

	2005	2004 (1)	2003
	(In thousands of dollars)
Cash flows from operating activities
Net earnings	$39,263	$21,211	$4,904
Noncash adjustments:
Depreciation and amortization	42,215	44,435	47,929
Stock-based compensation	3,418	1,879	2,174
Deferred income taxes	(1,006)	(10,175)	2,809
Changes in operating assets and liabilities	(63,126)	(2,584)	(27,521)

Net cash from operating activities	20,764	54,766	30,295

Cash flows from investing activities
Capital expenditures	(28,527)	(36,801)	(30,567)
Short-term investments	1,203	105	142
Investment in unconsolidated affiliates	(19,681)	—	—
Increase in other assets	(5,411)	(736)	(2,487)

Net cash from investing activities	(52,416)	(37,432)	(32,912)

Cash flows from financing activities
Increase (decrease) in short-term borrowings	6,833	(8,188)	10,280
Financing to fund long-term investment in unconsolidated affiliates	19,681	—	—
Dividend payments	(14,269)	(14,043)	(14,143)
Stock options and other stock sales	5,786	15,199	3,865
Other financing activities	1,949	(6,777)	3,921
Purchase of treasury stock	—	(3)	(26,149)

Net cash from financing activities	19,980	(13,812)	(22,226)

Effect of exchange rates on cash and equivalents	(3,977)	1,815	3,563

Net change in cash and equivalents	(15,649)	5,337	(21,280)
Cash and equivalents at beginning of year	79,348	74,011	95,291

Cash and equivalents at end of year	$63,699	$79,348	$74,011

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

BALANCE SHEETS

Kelly Services, Inc. and Subsidiaries

	2005	2004
	(In thousands of dollars)
ASSETS
Current Assets
Cash and equivalents	$63,699	$79,348
Short-term investments	154	6,288
Trade accounts receivable, less allowances of $16,648 and $16,228, respectively	803,812	727,366
Prepaid expenses and other current assets	47,434	43,942
Deferred taxes	33,805	36,055

Total current assets	948,904	892,999

Property and Equipment
Land and buildings	58,461	58,236
Equipment, furniture and leasehold improvements	297,980	303,213
Accumulated depreciation	(190,684)	(180,363)

Net property and equipment	165,757	181,086

Noncurrent Deferred Taxes	22,088	17,960
Goodwill, net	88,217	94,652
Other Assets	87,891	63,059

Total Assets	$1,312,857	$1,249,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$56,644	$34,289
Accounts payable	110,411	102,947
Accrued payroll and related taxes	263,112	241,651
Accrued insurance	34,097	33,165
Income and other taxes	56,651	67,839

Total current liabilities	520,915	479,891

Noncurrent Liabilities
Accrued insurance	54,517	58,548
Accrued retirement benefits	57,443	50,892
Other long-term liabilities	7,939	6,374

Total noncurrent liabilities	119,899	115,814

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36,620,146 at 2005 and 36,619,693 at 2004	36,620	36,620
Class B common stock, shares issued 3,495,720 at 2005 and 3,496,173 at 2004	3,496	3,496
Treasury stock, at cost
Class A common stock, 4,269,753 shares at 2005 and 4,588,739 at 2004	(90,319)	(97,067)
Class B common stock, 22,575 shares at 2005 and 23,575 at 2004	(600)	(626)
Paid-in capital	27,015	24,045
Earnings invested in the business	688,033	663,039
Accumulated other comprehensive income	7,798	24,544

Total stockholders’ equity	672,043	654,051

Total Liabilities and Stockholders’ Equity	$1,312,857	$1,249,756

See accompanying Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Kelly Services, Inc. and Subsidiaries

	2005	2004 (1)	2003
	(In thousands of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36,620	$36,619	$36,619
Conversions from Class B	—	1	—

Balance at end of year	36,620	36,620	36,619

Class B common stock
Balance at beginning of year	3,496	3,497	3,497
Conversions to Class A	—	(1)	—

Balance at end of year	3,496	3,496	3,497

Treasury Stock
Class A common stock
Balance at beginning of year	(97,067)	(112,535)	(91,648)
Exercise of stock options, restricted stock awards and other	6,748	15,468	5,150
Purchase of treasury stock	—	—	(26,037)

Balance at end of year	(90,319)	(97,067)	(112,535)

Class B common stock
Balance at beginning of year	(626)	(623)	(511)
Exercise of stock options, restricted stock awards and other	26	—	—
Purchase of treasury stock	—	(3)	(112)

Balance at end of year	(600)	(626)	(623)

Paid-in Capital
Balance at beginning of year	24,045	21,081	20,001
Exercise of stock options, restricted stock awards and other	2,970	2,964	1,080

Balance at end of year	27,015	24,045	21,081

Earnings Invested in the Business
Balance at beginning of year	663,039	655,871	665,110
Net earnings	39,263	21,211	4,904
Dividends	(14,269)	(14,043)	(14,143)

Balance at end of year	688,033	663,039	655,871

Accumulated Other Comprehensive Income
Balance at beginning of year	24,544	10,976	(12,538)
Foreign currency translation adjustments, net of tax	(16,488)	13,433	23,407
Unrealized gains on investments, net of tax	(258)	135	107

Balance at end of year	7,798	24,544	10,976

Stockholders’ Equity at end of year	$672,043	$654,051	$614,886

Comprehensive Income
Net earnings	$39,263	$21,211	$4,904
Foreign currency translation adjustments, net of tax	(16,488)	13,433	23,407
Unrealized gains on investments, net of tax	42	135	107
Reclassification adjustment for gains included in net earnings	(300)	—	—

Comprehensive Income	$22,517	$34,779	$28,418

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. (the “Company”) is a global temporary staffing provider operating in 30 countries and territories throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 1, 2006 (2005, which contained 52 weeks), January 2, 2005 (2004, which contained 53 weeks) and December 28, 2003 (2003, which contained 52 weeks). Period costs included in selling, general and administrative expenses are recorded on a calendar-year basis.

Principles of Consolidation The financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

The cost method of accounting is used for investments in equity securities that do not have a readily determined market value and when the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is included with other assets in the balance sheet.

Foreign Currency Translation Substantially all of the Company’s international subsidiaries use their local currency as their functional currency. Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates. Resulting translation adjustments, net of deferred taxes, where applicable, are reported as accumulated foreign currency adjustments in stockholders’ equity and are recorded as a component of comprehensive income. The balance of the cumulative translation adjustment for the years ending 2005, 2004 and 2003 were a credit of $7,798, $24,286 and $10,853, respectively.

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

Advertising Expenses Advertising expenses, which are expensed as incurred, were $11,900, $11,700 and $11,800 in 2005, 2004 and 2003, respectively.

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

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 15 to 45 years for land improvements, buildings and building improvements, 5 years for equipment and furniture and 3 to 12 years for computer hardware and software. Leasehold improvements are generally depreciated over the lesser of the life of the lease or 5 years. The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included with equipment, furniture and leasehold improvements on the balance sheet. Depreciation expense was $42,100 for 2005, $44,200 for 2004 and $47,800 for 2003.

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

Goodwill is tested for impairment annually, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. If the fair market value of the reporting unit tested has fallen below its book value, we then compare the estimated fair value of goodwill to its book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. The Company uses a discounted cash flow methodology to determine fair value, and has determined its reporting units to be its operating segments.

Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $11,872 and $12,361 and at year-end 2005 and 2004, respectively.

Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $20,327 and $17,889 at year-end 2005 and 2004, respectively. Payroll taxes are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

	2005	2004	2003
Net earnings, as reported	$39,263	$21,211	$4,904
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	2,789	1,853	1,689
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,105)	(3,973)	(3,823)

Pro forma net earnings	$37,947	$19,091	$2,770

Earnings per share:
Basic-as reported	$1.10	$.60	$.14
Basic-pro forma	$1.06	$.54	$.08

Diluted-as reported	$1.09	$.60	$.14
Diluted-pro forma	$1.06	$.54	$.08

Since stock options generally become exercisable over several years and additional grants may be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

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

Reclassifications Certain prior year amounts have been reclassified to conform with the current presentation, including the following reclassifications: As of year-end 2004 and 2003, respectively, $3,206 and $2,367 of restricted cash was reclassified from cash and equivalents to prepaid expenses and other current assets. As of year-end 2004 and 2003, respectively, $1,515 and $1,985 of restricted stock was reclassified from accrued payroll and related taxes to additional paid-in capital. As of year-end 2004, $2,738 of long-term deferred rent was reclassified from accounts payable to other long-term liabilities and $3,636 of long-term accrued disability was reclassified from accrued payroll and related taxes to other long-term liabilities.

2. Short-term Investments

The Company’s short-term investments consisted of trading securities of $0 and $5,000 and available-for-sale securities of $154 and $1,288 as of year-end 2005 and 2004, respectively. The Company did not hold federal, state or local government obligations as of year-end 2005 and 2004. The carrying amounts of short-term investments approximate market value.

Interest income was $1,572, $837 and $961 for the fiscal years 2005, 2004 and 2003, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

3. Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Should circumstances change or events occur to indicate that the fair market value of the reporting unit has fallen below its book value, management must then compare the estimated fair value of goodwill to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income. We completed our impairment test during the fourth quarter of the years ended January 1, 2006 and January 2, 2005 as required under SFAS 142 and determined that goodwill is not impaired.

The changes in the net carrying amount of goodwill for the fiscal years 2004 and 2005 are as follows:

	U.S. Commercial	PTSA	International	Total
Balance as of December 28, 2003	$4,477	$24,657	$56,654	$85,788
Adjustments to previously recorded purchase price	—	—	4,684	4,684
Translation adjustment	—	—	4,180	4,180

Balance as of January 2, 2005	4,477	24,657	65,518	94,652
Translation adjustment	—	—	(6,435)	(6,435)

Balance as of January 1, 2006	$4,477	$24,657	$59,083	$88,217

The 2004 adjustment to previously recorded purchase price represents the final earn-out payment related to the acquisition of Business Trends, Singapore.

4. Investments

During the first quarter of 2005, the Company made an $18 million investment to obtain a less than five percent interest in Tempstaff, the second largest staffing company in Japan. During the third quarter of 2005, the Company made a $1 million investment to obtain a nine percent interest in Tempstaff Kelly, Inc., a joint venture with Tempstaff and the Sony Corporation.

The cost method of accounting is used for both of these investments, as they do not have a readily determined market value and the Company does not have the ability to exercise significant influence over these investments. The investments, which are included in other assets on the balance sheet, are carried at cost and are adjusted only for other-than-temporary declines in fair value.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

5. Short-term Borrowings

The Company has a committed $150 million, unsecured multi-currency revolving credit facility used to fund working capital, acquisitions and for general corporate purposes. This credit facility expires in November, 2010, and replaced the prior $125 million three-year, unsecured multi-currency revolving credit facility. The interest rate applicable to borrowings under the line of credit is 40 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. LIBOR rates varied by currency and ranged from 2.8% to 3.7% at January 1, 2006. Borrowings under this arrangement and the prior facility were $32,100 and $33,300 at year-end 2005 and 2004, respectively. The carrying amounts of the Company’s borrowings under the lines of credit described above approximate their fair values.

During February of 2005, in connection with the investment in Tempstaff, the Company obtained short-term financing utilizing an $18 million Yen-denominated committed credit facility from the Bank of Tokyo-Mitsubishi. In September of 2005, in connection with the investment in Tempstaff Kelly, Inc., the Company obtained additional short-term financing utilizing a $1 million Yen-denominated committed credit facility from the Bank of Tokyo-Mitsubishi. At January 1, 2006 the outstanding balances totaled $16,500 and $1,100 at a weighted average interest rate of 0.6%.

The Company has additional uncommitted one-year local credit facilities that total $22 million as of January 1, 2006. Borrowings under these lines totaled $6,900 and $1,000 at year-end 2005 and 2004, respectively. Interest rates varied by country and ranged from 5.3% to 7.0% at year-end 2005.

Interest expense, interest payments and weighted average interest rates related to the short-term borrowings for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Interest expense	$1,759	$1,698	$1,038
Interest payments	1,602	1,606	1,046
Weighted average interest rate	2.2%	2.7%	2.6%

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

7. Earnings Per Share

The reconciliations of earnings per share computations for the fiscal years 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Net earnings	$39,263	$21,211	$4,904

Determination of shares (thousands):
Weighted average common shares outstanding	35,667	35,115	35,289
Effect of dilutive securities:
Stock options	190	243	47
Restricted awards and other	92	103	19

Weighted average common shares outstanding - assuming dilution	35,949	35,461	35,355

Earnings per share - basic	$1.10	$.60	$.14
Earnings per share - assuming dilution	$1.09	$.60	$.14

Stock options to purchase 441,000, 496,000 and 2,188,000 shares of common stock at a weighted average price per share of $33.03, $33.00 and $27.16 were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

8. Supplemental Cash Flow Information

Changes in operating assets and liabilities, as disclosed in the statements of cash flows, for the fiscal years 2005, 2004 and 2003, respectively, were as follows:

	2005	2004	2003
Increase in trade accounts receivable	$(97,880)	$(48,755)	$(63,516)
Increase in prepaid expenses and other current assets	(5,261)	(12,167)	(2,652)
Increase in accounts payable	15,978	4,470	4,373
Increase in accrued payroll and related taxes	32,980	45,794	15,293
(Decrease) increase in accrued insurance	(3,101)	(3,086)	21,268
(Decrease) increase in income and other taxes	(5,842)	11,160	(2,287)

Total changes in operating assets and liabilities	$(63,126)	$(2,584)	$(27,521)

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Cash flows from available-for-sale investments for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Sales/Maturities	$1,403	$605	$745
Purchases	(200)	(500)	(603)

Total	$1,203	$105	$142

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

The liability for the nonqualified plan was $63,800 and $56,500 as of year-end 2005 and 2004, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. Participants’ earnings on this liability which were charged to selling, general and administrative expenses were $3,700 in 2005, $4,800 in 2004 and $7,700 in 2003. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in publicly traded mutual funds and can only be used for payment of the participants’ obligations related to the non-qualified deferred compensation plan noted above, was $61,600 and $54,600 at year-end 2005 and 2004, respectively. These investments are included in other assets and are restricted for the use of funding this plan. Earnings on these assets, which were included in selling, general and administrative expenses, were $4,000 in 2005, $4,600 in 2004 and $7,700 in 2003.

Amounts expensed for retirement benefits totaled $7,800 in 2005, $7,000 in 2004 and $2,700 in 2003.

10. Income Taxes

Pretax income (loss) for the years 2005, 2004 and 2003 was taxed under the following jurisdictions:

	2005	2004	2003
Domestic	$52,681	$31,670	$20,874
Foreign	3,284	1,479	(12,547)

Total	$55,965	$33,149	$8,327

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The provision for income taxes was as follows:

	2005	2004	2003
Current tax expense:
U.S. federal	$10,095	$10,495	$(2,300)
U.S. state and local	2,674	8,314	2,750
Foreign	4,939	3,304	164

Total current	17,708	22,113	614
Total deferred	(1,006)	(10,175)	2,809

Total provision	$16,702	$11,938	$3,423

Deferred tax assets are comprised of the following:

	2005	2004
Depreciation and amortization	$(31,901)	$(35,061)
Employee compensation and benefit plans	41,023	38,099
Workers’ compensation	35,210	36,471
Other comprehensive income	282	(591)
Bad debt allowance	6,210	6,125
Loss carryforwards	26,082	25,320
Tax credit carryforwards	3,736	3,716
Other, net	1,876	5,911

Subtotal	82,518	79,990
Valuation allowance	(26,625)	(25,975)

Net deferred tax assets	$55,893	$54,015

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The differences between income taxes for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2005	2004	2003
Income tax based on statutory rate	$19,588	$11,602	$2,914
State income taxes, net of federal benefit	1,645	4,878	1,778
General business credits	(6,083)	(6,574)	(5,851)
Life insurance cash surrender value	(1,241)	(1,393)	(2,503)
Valuation allowance	2,687	991	12,234
Foreign items	93	1,610	(5,452)
Settlement of prior years’ audit issues	(488)	101	(336)
Non-deductible items	601	677	643
Other, net	(100)	46	(4)

Total	$16,702	$11,938	$3,423

The Company has U.S. general business credit carryforwards of $3,736 which expire in 2025. The net tax effect of foreign loss carryforwards at January 1, 2006 totaled $26,082 which expire as follows:

Year	Amount
2006-2007	$1,707
2008-2010	1,879
2011-2015	1,924
No expiration	20,572

Total	$26,082

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

Provision has not been made for U.S. or additional foreign income taxes on an estimated $27,042 of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

The Company paid income taxes of $21,200 in 2005, $13,700 in 2004 and $10,000 in 2003. Deferred income taxes recorded in other comprehensive income as a result of foreign currency translation adjustments were a benefit of $701 in 2005 and a charge of $943 in 2004 and $2,513 in 2003. Deferred income taxes recorded in other comprehensive income as a result of unrealized gains on marketable securities classified as available-for-sale were a benefit of $172 in 2005 and a charge of $90 in 2004 and $71 in 2003.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

11. Equity Incentive Plan

Under the Equity Incentive Plan (the “Plan”), which became effective in May 2005, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted awards and performance awards to key employees utilizing the Company’s Class A stock. Stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. This plan replaced the Performance Incentive Plan, which was terminated upon approval of the Equity Incentive Plan by the Board of Directors. Shares available for future grants at year-end 2005, under the Equity Incentive Plan were 3,066,000. Share available for future grants under the Performance Incentive plan at year-end 2004 and 2003 were 818,000 and 797,000, respectively.

The Company applies APB No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2005	2004	2003
Net earnings, as reported	$39,263	$21,211	$4,904
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	2,789	1,853	1,689
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,105)	(3,973)	(3,823)

Pro forma net earnings	$37,947	$19,091	$2,770

Earnings per share:
Basic-as reported	$1.10	$.60	$.14
Basic-pro forma	$1.06	$.54	$.08

Diluted-as reported	$1.09	$.60	$.14
Diluted-pro forma	$1.06	$.54	$.08

Since stock options generally become exercisable over several years and additional grants may be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

The fair value of each option included is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	1.4%	1.4%	1.9%
Risk-free interest rate	4.0%	3.3%	3.0%
Expected volatility	27.0%	30.0%	31.7%
Expected lives	5 yrs	5 yrs	5 yrs

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

A summary of the status of stock option grants under the Plan as of January 1, 2006, January 2, 2005 and December 28, 2003, and changes during the years ended on those dates, is presented as follows:

	Options	Weighted Avg. Exercise Price
2003:
Outstanding at beginning of year	2,673,000	$26.04
Granted	632,000	24.63
Exercised	(158,000)	24.22
Cancelled	(105,000)	25.92

Outstanding at end of year	3,042,000	$25.85

Options exercisable at year end	1,830,000	$27.01
Weighted average fair value of options granted during the year	$6.66

2004:
Outstanding at beginning of year	3,042,000	$25.85
Granted	321,000	28.04
Exercised	(632,000)	24.06
Cancelled	(157,000)	27.20

Outstanding at end of year	2,574,000	$26.48

Options exercisable at year end	1,751,000	$26.86
Weighted average fair value of options granted during the year	$7.78

2005:
Outstanding at beginning of year	2,574,000	$26.48
Granted	24,000	27.33
Exercised	(237,000)	24.22
Cancelled	(126,000)	27.00

Outstanding at end of year	2,235,000	$26.70

Options exercisable at year end	1,840,000	$26.74
Weighted average fair value of options granted during the year	$7.38

The table above includes non-employee director shares of 95,000, 82,000 and 70,000 outstanding at year-end 2005, 2004 and 2003, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

The following table summarizes information about options outstanding at year-end 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 1/01/06	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable as of1/01/06	Weighted Average Exercise Price
$20.00-22.00	37,000	6.14	$20.99	34,000	$21.00
$22.01-24.00	423,000	5.17	23.21	420,000	23.21
$24.01-25.00	504,000	5.92	24.52	382,000	24.51
$25.01-28.00	463,000	6.07	25.79	389,000	25.78
$28.01-32.00	565,000	4.84	28.68	372,000	28.97
$32.01-36.50	243,000	2.25	35.32	243,000	35.32

$20.00-36.50	2,235,000	5.14	$26.70	1,840,000	$26.74

Restricted awards, which typically vest over a period of 3 to 5 years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. The Company expenses the fair value of restricted awards on a straight-line basis over the vesting period. Restricted awards totaling 412,000, 99,400 and 159,900 shares were granted under the Plan during 2005, 2004 and 2003, respectively. The weighted average grant date price of such awards was $29.07, $28.06 and $24.71 for 2005, 2004 and 2003, respectively. Restricted awards outstanding totaled 505,000, 222,000 and 269,000 shares at year-end 2005, 2004 and 2003, respectively, and have a weighted average remaining life of 1.6 years at January 1, 2006.

Total compensation cost recognized for restricted awards was $4,400, $2,800 and $2,800 for 2005, 2004 and 2003, respectively. As of January 1, 2006, no SARs have been granted under the Plan.

12. Lease Commitments

The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of January 1, 2006:

Fiscal year:
2006	$47,900
2007	38,000
2008	28,500
2009	19,200
2010	11,400
Later years	16,300

Total	$161,300

Lease expense for fiscal 2005, 2004 and 2003 amounted to $53,000, $50,600 and $49,200, respectively.

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

The Company is also subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at year-end 2005 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial position of the Company at year-end 2005.

The Company has entered into unconditional purchase obligations totaling $27.9 million. These obligations relate primarily to voice and data communications services which the Company expects to utilize generally within the next fiscal year, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

14. Segment Disclosures

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s operating executives to determine resource allocation and assess performance. Each operating segment is managed by its own management team and reports to executive management.

Given this reporting structure, all the Company’s operations have been organized into the following segments: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. U.S. Commercial Staffing includes traditional office services, along with education, call center and light industrial staffing. PTSA includes various specialty staffing services including finance, engineering, information technology, legal, health care, staff leasing, outsourcing, consulting, recruitment and vendor management services. International includes staffing services in the countries outside the U.S. listed below. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

During 2005, international operations were conducted in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Hungary, India, Indonesia, Ireland, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

The following table presents information about the reported operating income of the Company for the fiscal years 2005, 2004 and 2003. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

	2005	2004	2003
Revenue from services:
U.S. Commercial Staffing	$2,436,972	$2,327,592	$2,131,137
PTSA	1,128,435	1,033,745	895,394
International	1,724,418	1,622,714	1,298,624

Consolidated Total	$5,289,825	$4,984,051	$4,325,155

Earnings (loss) from operations:
U.S. Commercial Staffing	$134,757	$118,934	$93,144
PTSA	69,055	61,976	52,843
International	16,530	12,656	(787)
Corporate Expense	(164,190)	(159,556)	(136,796)

Consolidated Total	$56,152	$34,010	$8,404

Specified items included in segment earnings for the fiscal years 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Depreciation and Amortization:
U.S. Commercial Staffing	$5,522	$4,966	$5,602
PTSA	3,354	1,774	1,828
International	7,554	8,632	8,704
Corporate	25,785	29,063	31,795

Consolidated Total	$42,215	$44,435	$47,929

Interest Income:
U.S. Commercial Staffing	$—	$—	$—
PTSA	38	20	3
International	839	453	543
Corporate	695	364	415

Consolidated Total	$1,572	$837	$961

Interest Expense:
U.S. Commercial Staffing	$—	$—	$—
PTSA	—	—	—
International	662	404	533
Corporate	1,097	1,294	505

Consolidated Total	$1,759	$1,698	$1,038

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

A summary of long-lived assets information by geographic area as of the years ended 2005 and 2004 follows:

	2005	2004
Long-Lived Assets:
Domestic	$176,637	$190,631
International	84,677	92,191

Total	$261,314	$282,822

Long-lived assets include property and equipment and intangible assets. No single foreign country’s long-lived assets were material to the consolidated long-lived assets of the Company.

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue was material to the consolidated revenues of the Company.

15. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost . According to the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, SFAS No. 123 (revised 2004) is effective for the Company’s fiscal year 2006. The Company anticipates that stock option expense for stock options granted prior to the effective date will total approximately $1.5 million on a pretax basis for 2006.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,249,335	$1,311,904	$1,344,644	$1,383,942	$5,289,825
Gross profit	204,084	214,102	218,178	222,530	858,894
Selling, general and administrative expenses	197,989	200,494	200,849	203,410	802,742
Net earnings	3,938	9,333	12,675	13,317	39,263
Basic earnings per share (1)	0.11	0.26	0.35	0.37	1.10
Diluted earnings per share (1)	0.11	0.26	0.35	0.37	1.09
Dividends per share	0.10	0.10	0.10	0.10	0.40

	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,158,811	$1,224,464	$1,244,854	$1,355,922	$4,984,051
Gross profit	183,356	198,082	202,368	213,960	797,766
Selling, general and administrative expenses	181,482	189,494	190,037	202,743	763,756
Net earnings	291	4,876	8,094	7,950	21,211
Basic earnings per share (1)	0.01	0.14	0.23	0.23	0.60
Diluted earnings per share (1)	0.01	0.14	0.23	0.22	0.60
Dividends per share	0.10	0.10	0.10	0.10	0.40

(1)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

SCHEDULE II - VALUATION RESERVES

Kelly Services, Inc. and Subsidiaries

January 1, 2006

(In thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fifty-two weeks ended January 1, 2006:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$16,228	6,159	(499)	(5,240)	$16,648

Deferred tax assets valuation allowance	$25,975	4,802	(2,037)	(2,115)	$26,625

Fifty-three weeks ended January 2, 2005:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$14,983	6,931	225	(5,911)	$16,228

Deferred tax assets valuation allowance	$24,878	4,217	106	(3,226)	$25,975

Fifty-two weeks ended December 28, 2003:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12,533	7,985	650	(6,185)	$14,983

Deferred tax assets valuation allowance	$11,088	12,234	1,556	—	$24,878

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description	Document

3.1	Restated Certificate of Incorporation. (Reference is made to Exhibit 3.1 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

3.2	By-laws. (Reference is made to Exhibit 3.2 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

4	Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth of the Restated Certificate of Incorporation. (Reference is made to Exhibit 4 to the Form 10-K for the year ended December 28, 2003, filed with the Commission in February, 2004, which is incorporated herein by reference.)

10.1	Short-Term Incentive Plan, as amended and restated on March 23, 1998 and further amended on February 6, 2003. (Reference is made to Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2003, filed with the Commission in August, 2003, which is incorporated herein by reference).

10.2	Kelly Services, Inc. Equity Incentive Plan. (Reference is made to Exhibit 99 to the Form S-8 filed with the Commission in May, 2005, which is incorporated by reference.)

10.3	Kelly Services, Inc. 1999 Non-Employee Directors Stock Option Plan. (Reference is made to Exhibit 99.1 to the Form S-8 filed with the Commission in April, 2004, which is incorporated herein by reference.)

10.4	Kelly Services, Inc. Non-Employee Director Stock Award Plan. (Reference is made to Exhibit 99.2 to the Form S-8 filed with the Commission in April, 2004, which is incorporated herein by reference.)

10.5	Loan Agreement dated as of November 30, 2005. (Reference is made to Exhibit 10.1 to the Form 8-K dated November 30, 2005, filed with the Commission December 5, 2005, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, adopted February 9, 2004, as amended on February 7, 2005. (Reference is made to Exhibit 14 to the Form 10-K/A, filed with the Commission in May, 2005, which is incorporated by reference.)

21	Subsidiaries of Registrant.	2

23	Consent of Independent Registered Public Accounting Firm.	3

24	Power of Attorney.	4

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	5

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	6

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	7

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8