Form 10-Q
period 2006-04-02
KELLY SERVICES INC
filed 2006-05-10
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 5, 2006, 32,451,578 shares of Class A and 3,464,745 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share items)

	13 Weeks Ended
	April 2, 2006	April 3, 2005
Revenue from services	$1,360,089	$1,249,335
Cost of services	1,140,727	1,045,251

Gross profit	219,362	204,084
Selling, general and administrative expenses	205,925	197,989

Earnings from operations	13,437	6,095
Interest income (expense), net	40	(35)

Earnings before income taxes	13,477	6,060
Income taxes	4,919	2,122

Net earnings	$8,558	$3,938

Earnings per share:
Basic	$.24	$.11
Diluted	.24	.11
Average shares outstanding (thousands):
Basic	35,872	35,535
Diluted	36,076	35,934
Dividends per share	$.10	$.10

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars except share items)

	April 2, 2006	January 1, 2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$60,395	$63,699
Short-term investments	252	154
Trade accounts receivable, less allowances of
$17,114 and $16,648, respectively	819,995	803,812
Prepaid expenses and other current assets	43,540	47,434
Deferred taxes	33,586	33,805

Total current assets	957,768	948,904
PROPERTY AND EQUIPMENT:
Land and buildings	58,492	58,461
Equipment, furniture and leasehold improvements	303,787	297,980
Accumulated depreciation	(200,710)	(190,684)

Net property and equipment	161,569	165,757
NONCURRENT DEFERRED TAXES	22,442	22,088
GOODWILL, NET	89,324	88,217
OTHER ASSETS	106,173	87,891

TOTAL ASSETS	$1,337,276	$1,312,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$51,298	$56,644
Accounts payable	114,236	110,411
Accrued payroll and related taxes	270,985	263,112
Accrued insurance	32,798	34,097
Income and other taxes	52,279	56,651

Total current liabilities	521,596	520,915
NONCURRENT LIABILITIES:
Accrued insurance	52,465	54,517
Accrued retirement benefits	61,522	57,443
Other long-term liabilities	13,273	7,939

Total noncurrent liabilities	127,260	119,899
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,628,546 at 2006 and 36,620,146 at 2005	36,629	36,620
Class B common stock, shares issued 3,487,320 at 2006 and 3,495,720 at 2005	3,487	3,496
Treasury stock, at cost
Class A common stock, 4,179,007 shares at 2006 and 4,269,753 at 2005	(88,399)	(90,319)
Class B common stock, 22,575 shares at 2006 and 22,575 at 2005	(600)	(600)
Paid-in capital	27,651	27,015
Earnings invested in the business	692,961	688,033
Accumulated other comprehensive income	16,691	7,798

Total stockholders’ equity	688,420	672,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,337,276	$1,312,857

See accompanying Notes to Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	April 2, 2006	April 3, 2005
Capital Stock
Class A common stock
Balance at beginning of period	$36,620	$36,620
Conversions from Class B	9	—

Balance at end of period	36,629	36,620
Class B common stock
Balance at beginning of period	3,496	3,496
Conversions to Class A	(9)	—

Balance at end of period	3,487	3,496
Treasury Stock
Class A common stock
Balance at beginning of period	(90,319)	(97,067)
Exercise of stock options, restricted stock awards and other	1,920	1,365

Balance at end of period	(88,399)	(95,702)
Class B common stock
Balance at beginning of period	(600)	(626)
Purchase of treasury stock	—	—

Balance at end of period	(600)	(626)
Paid-in Capital
Balance at beginning of period	27,015	24,045
Exercise of stock options, restricted stock awards and other	636	501

Balance at end of period	27,651	24,546
Earnings Invested in the Business
Balance at beginning of period	688,033	663,039
Net earnings	8,558	3,938
Dividends	(3,630)	(3,554)

Balance at end of period	692,961	663,423
Accumulated Other Comprehensive Income
Balance at beginning of period	7,798	24,544
Foreign currency translation adjustments, net of tax	1,897	(6,034)
Unrealized gains on investments, net of tax	6,996	(258)

Balance at end of period	16,691	18,252

Stockholders’ Equity at end of period	$688,420	$650,009

Comprehensive income (loss)
Net earnings	$8,558	$3,938
Foreign currency translation adjustments, net of tax	1,897	(6,034)
Unrealized gains on investments, net of tax	6,996	42
Reclassification adjustment for gains included in net earnings	—	(300)

Comprehensive income (loss)	$17,451	$(2,354)

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	April 2, 2006	April 3, 2005
Cash flows from operating activities:
Net earnings	$8,558	$3,938
Noncash adjustments:
Depreciation and amortization	10,329	10,382
Stock-based compensation	1,297	574
Increase in trade accounts receivable, net	(13,344)	(21,698)
Changes in other operating assets and liabilities	4,155	11,348

Net cash from operating activities	10,995	4,544

Cash flows from investing activities:
Capital expenditures	(5,950)	(5,945)
Proceeds from sales and maturities of short-term investments	28	859
Purchases of short-term investments	(125)	(25)
Increase in other assets	(295)	(2,867)
Investment in unconsolidated affiliate	—	(18,450)

Net cash from investing activities	(6,342)	(26,428)

Cash flows from financing activities:
Decrease in short-term borrowings	(5,891)	(3,776)
Dividend payments	(3,630)	(3,554)
Stock options and other	1,330	1,128
Other financing activities	393	(1,905)
Financing to fund long-term investment in unconsolidated affiliate	—	18,450

Net cash from financing activities	(7,798)	10,343

Effect of exchange rates on cash and equivalents	(159)	(1,958)

Net change in cash and equivalents	(3,304)	(13,499)
Cash and equivalents at beginning of period	63,699	79,348

Cash and equivalents at end of period	$60,395	$65,849

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars except share and per share items)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (“the Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2006 (the 2005 consolidated financial statements). Certain prior year amounts have been reclassified to conform with the current presentation, including the reclassification of $3,682 of restricted cash from cash and equivalents to prepaid expenses and other current assets and $1,759 of restricted stock from accrued payroll and related taxes to additional paid-in capital as of April 3, 2005.

2. Investment

Tempstaff, a Japanese staffing company in which Kelly Services owns a less than five percent interest, became a public company on the Tokyo stock exchange during the first quarter of 2006. Accordingly, the investment, which is classified as an available-for-sale security and included in other assets on the balance sheet, is now recorded at the fair market value of $28,543 at April 2, 2006. The net unrealized gain of $6,996, after taxes of $5,066, was recorded in other comprehensive income, a component of stockholders’ equity.

3. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week periods ended April 2, 2006 and April 3, 2005 were as follows:

	13 Weeks Ended
	2006	2005
Net earnings	$8,558	$3,938

Determination of shares (thousands):
Weighted average common shares outstanding	35,872	35,535
Effect of dilutive securities:
Stock options	103	238
Restricted stock awards and other	101	161

Weighted average common shares outstanding - assuming dilution	36,076	35,934

Earnings per share - basic	$.24	$.11
Earnings per share - assuming dilution	$.24	$.11

Stock options representing 975,000 and 409,000 shares, respectively, for the quarters ended April 2, 2006 and April 3, 2005 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

4. Stock-Based Compensation

Under the Equity Incentive Plan (the “Plan”), which became effective in May 2005, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted stock awards and performance awards to key employees utilizing the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. This plan replaced the Performance Incentive Plan, which was terminated upon approval of the Equity Incentive Plan by the Board of Directors. Shares available for future grants at April 2, 2006 under the Equity Incentive Plan were 3,069,000. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three months ended April 2, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The adjustment in the current period for the cumulative effect of change in accounting principle associated with the adoption of FAS 123(R) was less than $10 and was recorded in selling, general and administrative expenses.

In the first quarter of 2006 and 2005, the Company recognized stock-based compensation cost of $1,737 and $861, respectively, as well as related tax benefits of $536 and $327, respectively. As a result of the adoption of SFAS 123(R) effective January 2, 2006, the Company’s earnings before income taxes and net earnings for the 13 weeks ended April 2, 2006 are $477 and $399 lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the 13 weeks ended April 2, 2006 are $0.01 lower than had the Company not adopted FAS 123(R) effective January 2, 2006.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

FAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the 13 weeks ended April 3, 2005 if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation:

Net earnings, as reported	$3,938
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	534
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(899)

Pro forma net earnings	$3,573

Earnings per share:
Basic-as reported	$.11
Basic-pro forma	$.10
Diluted-as reported	$.11
Diluted-pro forma	$.10

Stock Options

Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. The Company used a Black-Scholes option pricing model to estimate the fair value of stock options granted prior to January 2, 2006. The inputs for volatility and expected term of the options were primarily based on historical information. No options were granted in the first quarter of 2006. The following weighted average assumptions were used to estimate the fair values of options granted during the 13 weeks ended April 3, 2005:

Dividend yield	1.4%
Risk-free interest rate	3.9%
Expected volatility	28.0%
Expected term	5	yrs

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

A summary of the status of stock option grants under the Plan as of the 13 weeks ended April 2, 2006 and changes during this period is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,235,000	$26.70
Granted	—	N/A
Exercised	(53,000)	23.91
Forfeited or expired	(113,000)	29.97

Outstanding at April 2, 2006	2,069,000	$26.59	5.08	$3,651

Options exercisable at April 2, 2006	1,691,000	$26.61	4.47	$3,231

The table above includes non-employee director shares of 95,000 outstanding at April 2, 2006.

As of April 2, 2006, unrecognized compensation cost related to unvested stock options totaled $1,266. The weighted average period over which this cost is expected to be recognized is 1.03 years. The weighted average grant date fair value of options granted during the 13 weeks ended April 3, 2005 was $7.86. The total intrinsic value of options exercised for the 13 weeks ended April 2, 2006 and April 3, 2005 was $154 and $260, respectively.

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of 3 to 5 years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. The Company utilizes the market rate as the fair value of restricted stock awards and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock awards under the Plan as of the 13 weeks ended April 2, 2006 and changes during this period is presented as follows:

	Restricted Stock	Weighted Avg. Grant Date Fair Value
Nonvested at January 1, 2006	505,000	$28.55
Granted	26,000	26.52
Vested	(53,000)	29.46
Forfeited	(13,000)	28.77

Nonvested at April 2, 2006	465,000	$28.32

As of April 2, 2006, unrecognized compensation cost related to unvested restricted shares totaled $9,798. The weighted average period over which this cost is expected to be recognized is 3.01 years. The total fair market value of restricted shares vested in the 13 weeks ended April 2, 2006 and April 3, 2005 was $1,412 and $755, respectively.

Windfall tax benefits arising from the vesting of restricted shares and exercise of stock options in the 13 weeks ended April 2, 2006 totaled $35 and are included in the “Other financing activities” component of net cash from financing activities in the Statement of Cash Flows.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13-week periods ended April 2, 2006 and April 3, 2005. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended
	2006	2005
Revenue from Services:
U.S. Commercial Staffing	$618,843	$565,514
PTSA	298,513	272,422
International	442,733	411,399

Consolidated Total	$1,360,089	$1,249,335

Earnings from Operations:
U.S. Commercial Staffing	$29,535	$25,401
PTSA	19,271	14,555
International	3,321	48
Corporate Expense	(38,690)	(33,909)

Consolidated Total	$13,437	$6,095

Effective with the first quarter of 2006, the Company began charging the U.S. Commercial Staffing and PTSA segments, as well as Canada and Puerto Rico in the International segment, for payroll, billing and accounts receivable costs. These costs were previously included in Corporate Expense, and prior periods were reclassified for comparability, with no effect on total Company results. The effect of this chargeback on first quarter 2005 earnings from operations by segment was as follows:

First Quarter 2005
(Decrease) increase to earnings from operations:
U.S. Commercial Staffing	$(3,613)
PTSA	(742)
International	(430)
Corporate Expense	4,785

Consolidated Total	$0

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

6. Contingencies

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

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at April 2, 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at April 2, 2006.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Executive Overview

Kelly’s first quarter results reflect positive global economic growth and the continuance of solid job creation. Specifically, these trends translated into strong performance for the Company:

•	Revenue exceeded $1.360 billion dollars — a new first quarter sales record.

•	Expenses were reduced to 15.1% of sales, the lowest first quarter expense rate in over 20 years.

•	Operating margin improved to 1.0%

•	Temp-to-perm and placement fees grew 12%.

•	Net earnings increased 117%.

Management believes that the Company is off to a very good start in 2006. With all three of Kelly’s operating segments turning in strong results, the Company was able to transform solid revenue increases into market share gains, improve operating efficiency, and produce strong earnings growth.

Management remains confident that the balance of 2006 will be a period of solid, sustainable economic expansion, providing for continued job creation. Given this, Kelly continues its strategic focus on securing and building long-term relationships with the world’s largest, most respected companies as well as expanding its presence around the world, growing revenue, and taking advantage of the future trends in staffing.

Results of Operations

First Quarter

Revenue from services in the first quarter of 2006 totaled $1.360 billion, an increase of 8.9% from the same period in 2005. This was the result of an increase in hours worked of 6.0% and an increase in average hourly bill rates of 2.8%. Revenue for the quarter increased in all three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (PTSA) and International.

Compared to the first quarter of 2005, the U.S. dollar strengthened against many foreign currencies, including the euro and the British pound. As a result, Kelly’s U.S. dollar translated revenue was lower than would have otherwise been reported. On a constant currency basis, first quarter revenue increased 10.5% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2006 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2005. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on first quarter revenue:

	First Quarter Revenue
	2006	2005	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$618.8	$565.5	9.4%
PTSA	298.5	272.4	9.6
International - Constant Currency	463.2	411.4	12.6

Revenue from Services - Constant Currency	1,380.6	1,249.3	10.5
Foreign Currency Impact	(20.5)	—

Revenue from Services	$1,360.1	$1,249.3	8.9%

Gross profit of $219.4 million was 7.5% higher than the gross profit of $204.1 million for the same period of the prior year. The gross profit rate for the first quarter of 2006 was 16.1%, a decrease of 0.2 percentage point compared to the 16.3% rate earned for the same period in 2005. Compared to the prior year, the gross profit rates decreased in all three segments, as more fully described below.

Selling, general and administrative expenses totaled $205.9 million, an increase of 4.0% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.1% in the first quarter of 2006, a 0.7 percentage point decrease compared to the 15.8% rate in the first quarter of 2005. As measured on a constant currency basis, selling, general and administrative expenses increased by 6.0%.

The increase in selling, general and administrative expenses is due primarily to the growth in compensation-related costs due, in part, to strong first quarter volume and profit results. In addition, information technology costs increased, reflecting the on-going design and implementation of the PeopleSoft project, which will replace the Company’s current payroll, billing and accounts receivable systems. In the first quarter of 2006, selling, general and administrative expenses also included stock option expense of approximately $500 thousand.

Effective with the first quarter of 2006, the Company began charging U.S. Commercial Staffing and PTSA, as well as Canada and Puerto Rico in the International segment, for payroll, billing and accounts receivable costs. These costs were previously included in Corporate Expense, and prior periods were reclassified for comparability. This change had no effect on total Company results and is more fully described in the footnotes to the financial statements.

Earnings from operations in the first quarter of 2006 totaled $13.4 million, a 120.5% increase compared to earnings from operations of $6.1 million reported for the first quarter of 2005.

Net interest income in the first quarter of 2006 was $40 thousand, compared to last year’s net interest expense of $35 thousand. The change is primarily attributable to higher U.S. interest rates earned on the cash balances compared to last year.

The effective income tax rate in the first quarter of 2006 was 36.5%, an increase from last year’s rate of 35.0% for the first quarter. The tax rate for the first quarter of 2005 included Work Opportunity Credits, which expired in 2005 and have not yet been renewed, as well as the favorable settlement of a U.K. income tax audit. This was partially offset by tax credits related to employment of workers impacted by Hurricane Katrina, and elimination of German deferred tax valuation allowances in the first quarter of 2006.

First quarter net earnings totaled $8.6 million, an increase of 117.3% as compared to last year. Basic and diluted earnings per share for the first quarter of 2006 were $0.24, as compared to basic and diluted earnings per share of $0.11 for the first quarter of 2005.

U.S. Commercial Staffing

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$618.8	$565.5	9.4%
Earnings from Operations	29.5	25.4	16.3

Gross profit rate	15.1%	15.2%	(0.1)%
Expense rate	10.4	10.7	(0.3)

Revenue from services in the U.S. Commercial Staffing segment totaled $618.8 million in the first quarter of 2006, a 9.4% increase compared to the $565.5 million reported for the same period in 2005. This reflected an increase in hours worked of 6.0% and an increase in average hourly bill rates of 3.2%. On a year-over-year basis, adjusted for the shift in the New Year’s and Easter holidays, revenue increased 11% in January, 9% in February and 10% in March. U.S. Commercial Staffing revenue represented 46% of total Company revenue in the first quarter of 2006 and 45% in the first quarter of 2005.

U.S. Commercial Staffing earnings from operations totaled $29.5 million in the first quarter of 2006, an increase of 16.3% compared to first quarter earnings of $25.4 million last year. This was the result of the 9.4% increase in revenue, partially offset by a 0.1 percentage point decrease in the gross profit rate and a 6.2% increase in expenses. The increase in selling, general and administrative expenses was primarily due to the growth in compensation-related costs. Selling, general and administrative expenses as a percentage of revenue were 10.4% in the first quarter of 2006 and 10.7% in the first quarter of 2005.

Professional, Technical and Staffing Alternatives

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$298.5	$272.4	9.6%
Earnings from Operations	19.3	14.6	32.4

Gross profit rate	17.3%	17.5%	(0.2)%
Expense rate	10.8	12.1	(1.3)

Revenue from services in the Professional, Technical and Staffing Alternatives (“PTSA”) segment for the first quarter of 2006 totaled $298.5 million, an increase of 9.6% compared to the $272.4 million reported in the first quarter of 2005. This reflected an increase in hours worked of 5.1% and an increase in average billing rates of 5.0% for the professional and technical staffing businesses. Revenues in the staffing alternatives businesses, which include staff leasing and management services, increased by 2.3%. On a year-over-year basis, adjusted for the shift in the first quarter holidays, revenue increased 12% in January and 8% in February and March. PTSA revenue represented 22% of total Company revenue in the first quarters of 2006 and 2005.

Half of the 14 business units that make up PTSA experienced double-digit revenue growth on a year-over-year basis. Kelly Scientific Resources, Kelly Engineering Resources, Kelly IT Resources, Vendor Management Services and Kelly HRfirst were the leading performers in the first quarter of 2006. However, Kelly Home Care, the Automotive Services Group and Kelly Staff Leasing experienced revenue declines during the first quarter of 2006 as compared to the prior year. The year-over-year decline in Kelly Home Care was attributable to the closing of 22 under-performing branches in the fourth quarter of 2005. Challenges in the automotive industry continue to negatively impact the Automotive Services Group. The decline in Kelly Staff Leasing revenue reflected the Company’s decision to discontinue servicing customers with high workers’ compensation risk.

PTSA earnings from operations for the first quarter of 2006 totaled $19.3 million, an increase of 32.4% from the same period in 2005. This was the result of the 9.6% increase in revenue and a 2.3% decrease in selling, general and administrative expenses, partially offset by a 0.2 percentage point decrease in the gross profit rate.

The decrease in the gross profit rate was due to changes in business unit mix, partially offset by overall improved gross profit rates. The operational changes noted above with respect to Kelly Home Care and Kelly Staff Leasing led to positive improvements in their earnings and contributed to the overall year-over-year increase in PTSA earnings from operations. The decrease in selling, general and administrative expenses was due to decreased salaries. Selling, general and administrative expenses as a percent of revenue were 10.8% in the first quarter of 2006 and 12.1% in the first quarter of 2005.

International

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$442.7	$411.4	7.6%
Earnings from Operations	3.3	0.0	N/A

Gross profit rate	16.7%	17.2%	(0.5)%
Expense rate	16.0	17.2	(1.2)

Translated U.S. dollar revenue from services in International for the first quarter of 2006 totaled $442.7 million, a 7.6% increase compared to the $411.4 million reported in the first quarter of 2005. This resulted from an increase in hours worked of 6.2%, an increase in the translated U.S. dollar average hourly bill rates of 1.2% and an increase in fee based income. On a year-over-year basis adjusted for the international holiday shifts, U.S. dollar revenue growth by month was 11% in January, 5% in February and 7% in March. International revenue represented 32% of total Company revenue in the first quarter of 2006 and 33% in the first quarter of 2005.

On a constant currency basis, revenue increased by 12.6% and average hourly bill rates increased 5.9% from the first quarter of 2006. The 12.6% constant currency increase in revenue for the first quarter of 2006 reflected significant improvement from the fourth quarter of 2005, when year-over-year constant currency revenue increased 5.7% on a 13-week basis.

Year-over-year constant currency revenue growth was positive in most regions. Asia Pacific increased by 19%, Europe increased by 17% but the Americas decreased by 1%. Within Europe, United Kingdom/Ireland revenue increased 6% on a constant currency basis.

International earnings from operations for the first quarter of 2006 totaled $3.3 million, compared to net earnings of $48 thousand for the same period in 2005. The 7.6% increase in revenue was partially offset by a 0.5 percentage point decrease in the gross profit rate and a 0.2% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The decrease in the International gross profit rate is primarily due primarily to growth in pan-European corporate account business, partially offset by changes in country sales mix. The increase in U.S. dollar reported expenses was impacted by currency rates. On a constant currency basis, first quarter expenses increased by 5.7% as compared to the prior year. Selling, general and administrative expenses as a percent of revenue were 16.0% in the first quarter of 2006, compared to 17.2% in the first quarter of 2005.

Many of the Company’s large corporate account and pan-European customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with the Company’s small and medium size customers. However, these accounts also have a lower administrative cost due to economies of scale, and can yield an operating margin similar to that realized with small or medium size customers. The Company’s strategy is focused on serving and growing large corporate and local accounts. As customer mix shifts to larger accounts, the Company’s average gross margins tend to decrease.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $60 million at the end of first quarter of 2006, a decrease of $4 million from the $64 million at year-end 2005. As further described below, the Company generated $11 million of cash from operating activities, used $6 million of cash in investing activities and used $8 million in financing activities.

Operating Activities

In the first three months of 2006, the Company generated $11 million in cash from its operating activities, as compared to $5 million in the first three months of 2005. This increase is due primarily to improved net income.

Trade accounts receivable totaled $820 million at the end of the first quarter of 2006. Global days sales outstanding at the end of the first quarter of 2006 were 55 days, an increase of one day as compared with the end of the first quarter in the prior year.

The Company’s working capital position was $436 million at the end of the first quarter of 2006, compared to $428 million at year-end 2005. The current ratio was 1.8 at the end of the first quarter of 2006 and at year-end 2005.

Investing Activities

In the first three months of 2006, the Company used $6 million for investing activities, compared to $26 million in the first three months of 2005. Capital expenditures totaled $6 million for the first three months of 2006 and 2005. Capital expenditures for 2006, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $40 and $44 million, compared to $29 million for 2005. The full year increase is due to the Company’s investment in the design and implementation of the PeopleSoft payroll and billing project.

During the first quarter of 2005, the Company made an $18 million investment in Tempstaff, the second largest staffing company in Japan. During the first quarter of 2006, Tempstaff became a public company on the Tokyo stock exchange. Accordingly, the investment was marked to market and an unrealized pre-tax gain of $12 million was recorded. The gain, net of taxes, was recorded in other comprehensive income, a component of stockholders’ equity.

Financing Activities

In the first three months of 2006, the Company used $8 million in financing activities, compared to generating $10 million in the first three months of 2005.

Short-term debt totaled $51 million at the end of the first quarter of 2006, compared to $57 million at year-end 2005. At the end of the first three months of 2006, debt represented approximately 7% of total capital.

In connection with the investment in Tempstaff in the first quarter of 2005, the Company obtained short-term financing utilizing an $18 million Yen-denominated credit facility from the Bank of Tokyo-Mitsubishi.

New Accounting Pronouncement

Effective January 2, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“FAS 123R”), under the modified prospective method of adoption for which compensation expense related to stock options is recognized on a prospective basis. Prior period results have not been restated. See Note 4, Stock-Based Compensation, in the Notes to Financial Statements for more information regarding the adoption of FAS 123R.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, material changes in demand from large corporate customers, availability of temporary workers with appropriate skills required by customers, increases in wages paid to temporary workers, liabilities for client and employee actions, foreign currency fluctuations, changes in laws and regulations (including federal, state and international tax laws), the Company’s ability to effectively implement and manage its information technology programs, and the ability of the Company to successfully expand into new markets and service lines. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K.

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

Marketable equity investments are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the statement of earnings.

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

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.	Legal Proceedings

See Note 6 to the financial statements of this Quarterly Report on Form 10-Q for a discussion of current legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of Company’s Annual Report filed on Form 10-K for year ended January 1, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 2, 2006 through
February 5, 2006	723	(1)	$26.69	(1)	—	—
February 6, 2006 through
March 5, 2006	15,830	(1)	26.45	(1)	—	—
March 6, 2006 through
April 2, 2006	—	(1)	—	(1)	—	—

Total	16,553		$26.46		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing the Company to withhold the appropriate number of shares, and the Company issued to the employee the net difference between the shares due upon vesting and the withheld shares.

Item 6.	Exhibits.

   See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 21 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 10, 2006

/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 10, 2006

/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description
3.2	By-laws, as amended February 27, 2006. (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission in February, 2006, which is incorporated by reference.)

10.1	Kelly Services, Inc. Executive Severance Plan. (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission in April, 2006, which is incorporated by reference.)

10.2	1999 Non-Employee Directors Stock Option Plan. (Reference is made to Appendix B to the Definitive Proxy Statement furnished in connection with the solicitation of proxies on behalf of the Board of Directors for use at the Annual Meeting of Stockholders of the Company held on May 10, 2006 filed with the Commission in April, 2006, which is incorporated by reference.)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.