Form 10-Q
period 2006-07-02
KELLY SERVICES INC
filed 2006-08-08
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Yes  ☐    No  ☒

At August 2, 2006, 32,529,967 shares of Class A and 3,464,745 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenue from services	$1,416,409	$1,311,904	$2,776,498	$2,561,239

Cost of services	1,186,186	1,097,802	2,326,913	2,143,053

Gross profit	230,223	214,102	449,585	418,186

Selling, general and administrative expenses	208,897	200,494	414,822	398,483

Earnings from operations	21,326	13,608	34,763	19,703

Other income (expense), net	465	(152)	505	(187)

Earnings before income taxes	21,791	13,456	35,268	19,516

Income taxes	9,118	4,123	14,037	6,245

Net earnings	$12,673	$9,333	$21,231	$13,271

Earnings per share:
Basic	$.35	$.26	$.59	$.37
Diluted	.35	.26	.59	.37

Average shares outstanding (thousands):
Basic	35,943	35,597	35,907	35,566
Diluted	36,198	35,841	36,187	35,957

Dividends per share	$.10	$.10	$.20	$.20

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars except share items)

	July 2, 2006	January 1, 2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$72,309	$63,699
Short-term investments	252	154
Trade accounts receivable, less allowances of $17,709 and $16,648, respectively	844,175	803,812
Prepaid expenses and other current assets	44,198	47,434
Deferred taxes	31,227	33,805

Total current assets	992,161	948,904
PROPERTY AND EQUIPMENT:
Land and buildings	58,587	58,461
Equipment, furniture and leasehold improvements	315,984	297,980
Accumulated depreciation	(213,134)	(190,684)

Net property and equipment	161,437	165,757
NONCURRENT DEFERRED TAXES	20,819	22,088
GOODWILL, NET	96,043	88,217
OTHER ASSETS	107,070	87,891

TOTAL ASSETS	$1,377,530	$1,312,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$54,789	$56,644
Accounts payable	114,298	110,411
Accrued payroll and related taxes	277,379	263,112
Accrued insurance	33,793	34,097
Income and other taxes	59,572	56,651

Total current liabilities	539,831	520,915
NONCURRENT LIABILITIES:
Accrued insurance	54,350	54,517
Accrued retirement benefits	61,008	57,443
Other long-term liabilities	14,130	7,939

Total noncurrent liabilities	129,488	119,899

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value Class A common stock, shares issued 36,628,546 at 2006 and 36,620,146 at 2005	36,629	36,620
Class B common stock, shares issued 3,487,320 at 2006 and 3,495,720 at 2005	3,487	3,496
Treasury stock, at cost Class A common stock, 4,100,343 shares at 2006 and 4,269,753 at 2005	(86,735)	(90,319)
Class B common stock, 22,575 shares at 2006 and 22,575 at 2005	(600)	(600)
Paid-in capital	27,250	27,015
Earnings invested in the business	701,997	688,033
Accumulated other comprehensive income	26,183	7,798

Total stockholders’ equity	708,211	672,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,377,530	$1,312,857

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Capital Stock
Class A common stock
Balance at beginning of period	$36,629	$36,620	$36,620	$36,620
Conversions from Class B	—	—	9	—

Balance at end of period	36,629	36,620	36,629	36,620

Class B common stock
Balance at beginning of period	3,487	3,496	3,496	3,496
Conversions to Class A	—	—	(9)	—

Balance at end of period	3,487	3,496	3,487	3,496

Treasury Stock
Class A common stock
Balance at beginning of period	(88,399)	(95,702)	(90,319)	(97,067)
Exercise of stock options, restricted stock awards and other	1,664	1,513	3,584	2,878

Balance at end of period	(86,735)	(94,189)	(86,735)	(94,189)

Class B common stock
Balance at beginning of period	(600)	(626)	(600)	(626)
Exercise of stock options, restricted stock awards and other	—	26	—	26

Balance at end of period	(600)	(600)	(600)	(600)

Paid-in Capital
Balance at beginning of period	27,651	24,546	27,015	24,045
Exercise of stock options, restricted stock awards and other	(401)	(132)	235	369

Balance at end of period	27,250	24,414	27,250	24,414

Earnings Invested in the Business
Balance at beginning of period	692,961	663,423	688,033	663,039
Net earnings	12,673	9,333	21,231	13,271
Dividends	(3,637)	(3,558)	(7,267)	(7,112)

Balance at end of period	701,997	669,198	701,997	669,198

Accumulated Other Comprehensive Income
Balance at beginning of period	16,691	18,252	7,798	24,544
Foreign currency translation adjustments, net of tax	8,480	(9,558)	10,377	(15,592)
Unrealized gains on investments, net of tax	1,012	—	8,008	(258)

Balance at end of period	26,183	8,694	26,183	8,694

Stockholders’ Equity at end of period	$708,211	$647,633	$708,211	$647,633

Comprehensive Income (Loss)
Net earnings	$12,673	$9,333	$21,231	$13,271
Foreign currency translation adjustments, net of tax	8,480	(9,558)	10,377	(15,592)
Unrealized gains on investments, net of tax	1,012	—	8,008	42
Reclassification adjustment for gains included in net earnings	—	—	—	(300)

Comprehensive Income (Loss)	$22,165	$(225)	$39,616	$(2,579)

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	26 Weeks Ended
	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net earnings	$21,231	$13,271
Noncash adjustments:
Depreciation and amortization	20,610	21,128
Stock-based compensation	2,246	1,163
Increase in trade accounts receivable, net	(20,191)	(53,222)
Changes in other operating assets and liabilities	16,065	26,334

Net cash from operating activities	39,961	8,674

Cash flows from investing activities:
Capital expenditures	(14,563)	(12,726)
Proceeds from sales and maturities of short-term investments	203	1,242
Purchases of short-term investments	(300)	(100)
Increase in other assets	(364)	(8,503)
Acquisition of company, net of cash received	(4,469)	—
Investment in unconsolidated affiliate	—	(18,450)

Net cash from investing activities	(19,493)	(38,537)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(4,016)	7,161
Dividend payments	(7,267)	(7,112)
Stock options and other stock sales	1,526	1,745
Other financing activities	(2,692)	(2,428)
Financing to fund long-term investment in unconsolidated affiliate	—	18,450

Net cash from financing activities	(12,449)	17,816

Effect of exchange rates on cash and equivalents	591	(2,259)

Net change in cash and equivalents	8,610	(14,306)
Cash and equivalents at beginning of period	63,699	79,348

Cash and equivalents at end of period	$72,309	$65,042

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars except share and per share items)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (“the Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2006 (the 2005 consolidated financial statements). Certain prior year amounts have been reclassified to conform with the current presentation, including the reclassification of $4,462 of restricted cash from cash and equivalents to prepaid expenses and other current assets and $1,277 of restricted stock from accrued payroll and related taxes to additional paid-in capital as of July 3, 2005.

2.	Investment

Tempstaff, a Japanese staffing company in which Kelly Services owns a 3.3% interest, became a public company on the Tokyo stock exchange during the first quarter of 2006. Accordingly, the investment, which is classified as an available-for-sale security and included in other assets on the balance sheet, is now recorded at the fair market value of $30,761 at July 2, 2006. The net unrealized gain for the 13 weeks and 26 weeks ended July 2, 2006, respectively, of $1,012 and $8,008 after taxes of $733 and $5,799 respectively, was recorded in other comprehensive income, a component of stockholders’ equity.

3.	Acquisition of Company

During the second quarter of 2006, the Company acquired the net operating assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing for $4,600 in cash. The transaction includes additional contingent earn-out payments of up to $2,000, payable over the next three years, based on achievement of targets. The Ayers Group is included as a business unit in the Professional, Technical and Staffing Alternatives (“PTSA”) business segment of the Company from the date of acquisition. The purchase price allocation for this acquisition is preliminary and could change, subject to the completion of the asset valuation, which is ongoing as of the date of this filing.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

4.	Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 26-week periods ended July 2, 2006 and July 3, 2005 were as follows:

	13 Weeks Ended		26 Weeks Ended
	2006	2005	2006	2005
Net earnings	$12,673	$9,333	$21,231	$13,271

Determination of shares (thousands):
Weighted average common shares outstanding	35,943	35,597	35,907	35,566
Effect of dilutive securities:
Stock options	165	162	155	200
Restricted awards and other	90	82	125	191

Weighted average common shares outstanding - assuming dilution	36,198	35,841	36,187	35,957

Earnings per share - basic	$.35	$.26	$.59	$.37
Earnings per share - assuming dilution	$.35	$.26	$.59	$.37

Stock options representing 773,000 and 835,000 shares, respectively, for the quarters ended July 2, 2006 and July 3, 2005, and 847,000 and 396,000 shares, respectively, for the six months ended July 2, 2006 and July 3, 2005 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

5.	Other Income (Expense), Net

Included in Other income (expense), net are the following:

	13 Weeks Ended		26 Weeks Ended
	2006	2005	2006	2005
Interest income	$777	$338	$1,263	$693
Interest expense	(598)	(508)	(1,044)	(898)
Dividend income	266	18	266	18
Other income	20	—	20	—

Other income (expense), net	$465	$(152)	$505	$(187)

Dividend income represents dividends earned on the Company’s investment in Tempstaff (see Note 2).

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

6.	Stock-Based Compensation

Under the Equity Incentive Plan (the “Plan”), which became effective in May 2005, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted stock awards and performance awards to key employees utilizing the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. This plan replaced the Performance Incentive Plan, which was terminated upon approval of the Equity Incentive Plan by the Board of Directors. Shares available for future grants at July 2, 2006 under the Equity Incentive Plan were 2,866,000. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three and six months ended July 2, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The adjustment in the current period for the cumulative effect of change in accounting principle associated with the adoption of FAS 123(R) was less than $10 and was recorded in selling, general and administrative expenses in the first quarter of 2006.

In the second quarter of 2006 and 2005, the Company recognized stock-based compensation cost of $1,731 and $1,091, respectively, as well as related tax benefits of $555 and $415, respectively. In the first six months of 2006 and 2005, the Company recognized stock-based compensation cost of $3,468 and $1,952, respectively, and related tax benefits of $1,091 and $742, respectively. As a result of the adoption of SFAS 123(R) effective January 2, 2006, the Company’s earnings before income taxes and net earnings for the 13 weeks ended July 2, 2006 are $365 and $311 lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. For the 26 weeks ended July 2, 2006, the Company’s earnings before income taxes and net earnings are $842 and $710 lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the 13 weeks and 26 weeks ended July 2, 2006 are $0.01 and $0.02, lower, respectively, than had the Company not adopted FAS 123(R) effective January 2, 2006.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

FAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the 13 weeks and 26 weeks ended July 3, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation:

	13 Weeks Ended 2005	26 Weeks Ended 2005
Net earnings, as reported	$9,333	$13,271
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	676	1,210
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,006)	(1,905)

Pro forma net earnings	$9,003	$12,576

Earnings per share:
Basic-as reported	$.26	$.37
Basic-pro forma	$.25	$.35

Diluted-as reported	$.26	$.37
Diluted-pro forma	$.25	$.35

Stock Options

Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. The Company used a binomial option pricing model to estimate the fair value of stock options granted in 2006. The inputs for expected volatility, post-vest termination activity and exercise factor of the options were primarily based on historical information. The following weighted average assumptions were used to estimate the fair values of options granted during the 13 and 26 weeks ended July 2, 2006:

13 and 26 Weeks Ended 2006
Grant price	$27.24
Risk-free interest rate	5.0%
Dividend yield	1.4%
Expected volatility	21.3%
Post-vest termination activity	2.7%
Exercise factor	1.21

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

The Company used a Black-Scholes option pricing model to estimate the fair value of stock options granted prior to January 2, 2006. The inputs for expected volatility and expected term of the options were primarily based on historical information. The following weighted average assumptions were used to estimate the fair values of options granted during the 13 weeks and 26 weeks ended July 3, 2005:

	13 Weeks Ended 2005		26 Weeks Ended 2005
Dividend yield	1.4%		1.4%
Risk-free interest rate	4.0%		4.0%
Expected volatility	27.0%		27.4%
Expected term	5	yrs	5	yrs

A summary of the status of stock option grants under the Plan as of the 13 weeks and 26 weeks ended July 2, 2006 and changes during these periods is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
13 Weeks Ended 2006:
Outstanding at April 2, 2006	2,069,000	$26.59
Granted	15,000	27.24
Exercised	(8,000)	24.01
Forfeited or expired	(30,000)	30.47

Outstanding at July 2, 2006	2,046,000	$26.55	4.94	$3,679

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
26 Weeks Ended 2006:
Outstanding at January 1, 2006	2,235,000	$26.70
Granted	15,000	27.24
Exercised	(61,000)	23.93
Forfeited or expired	(143,000)	30.07

Outstanding at July 2, 2006	2,046,000	$26.55	4.94	$3,679

Options exercisable at July 2, 2006	1,859,000	$26.50	4.63	$3,562

The table above includes non-employee director shares of 110,000 outstanding at July 2, 2006.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

As of July 2, 2006, unrecognized compensation cost related to unvested stock options totaled $929. The weighted average period over which this cost is expected to be recognized is 1.05 years. The weighted average grant date fair value of options granted during the 13 weeks ended July 2, 2006 and July 2, 2005 was $5.36 and $7.09, respectively. The weighted average grant date fair value of options granted during the 26 weeks ended July 2, 2006 and July 2, 2005 was $5.36 and $7.38, respectively. The total intrinsic value of options exercised for the 13 weeks ended July 2, 2006 and July 3, 2005 was $26 and $117, respectively. The total intrinsic value of options exercised for the 26 weeks ended July 2, 2006 and July 3, 2005 was $180 and $377, respectively.

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of 3 to 5 years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. The Company utilizes the market rate as the fair value of restricted stock awards and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock awards under the Plan as of the 13 weeks and 26 weeks ended July 2, 2006 and changes during this period is presented as follows:

	13 Weeks Ended 2006		26 Weeks Ended 2006
	Restricted Stock	Weighted Avg. Grant Date Fair Value	Restricted Stock	Weighted Avg. Grant Date Fair Value
Nonvested at beginning of period	465,000	$28.32	505,000	$28.55
Granted	202,000	27.60	228,000	27.48
Vested	(94,000)	27.16	(147,000)	28.00
Forfeited	—	N/A	(13,000)	28.73

Nonvested at end of period	573,000	$28.26	573,000	$28.26

As of July 2, 2006, unrecognized compensation cost related to unvested restricted shares totaled $13,756. The weighted average period over which this cost is expected to be recognized is 3.28 years. The total fair market value of restricted shares vested in the 13 weeks ended July 2, 2006 and July 3, 2005 was $2,606 and $1,604, respectively. The total fair market value of restricted shares vested in the 26 weeks ended July 2, 2006 and July 3, 2005 was $4,018 and $2,359, respectively.

Windfall tax benefits arising from the vesting of restricted shares and exercise of stock options in the 26 weeks ended July 2, 2006 totaled $72 and are included in the “Other financing activities” component of net cash from financing activities in the Statement of Cash Flows.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7.	Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives and (3) International. The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 weeks and 26 weeks ended July 2, 2006 and July 3, 2005. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended		26 Weeks Ended
	2006	2005	2006	2005
Revenue from Services:
U.S. Commercial Staffing	$639,213	$602,425	$1,258,056	$1,167,939
PTSA	293,085	280,964	591,598	553,386
International	484,111	428,515	926,844	839,914

Consolidated Total	$1,416,409	$1,311,904	$2,776,498	$2,561,239

Earnings from Operations:
U.S. Commercial Staffing	$33,553	$28,877	$63,088	$54,278
PTSA	18,552	16,253	37,823	30,808
International	5,178	3,929	8,499	3,977
Corporate Expense	(35,957)	(35,451)	(74,647)	(69,360)

Consolidated Total	$21,326	$13,608	$34,763	$19,703

Effective with the first quarter of 2006, the Company began charging the U.S. Commercial Staffing and PTSA segments, as well as Canada and Puerto Rico in the International segment, for payroll, billing and accounts receivable costs. These costs were previously included in Corporate Expense, and prior periods were reclassified for comparability, with no effect on total Company results. The effect of this chargeback on earnings from operations by segment for the second quarter and first six months of 2005 was as follows:

	13 Weeks Ended 2005	26 Weeks Ended 2005
(Decrease) increase to earnings from operations:
U.S. Commercial Staffing	$(3,723)	$(7,336)
PTSA	(764)	(1,506)
International	(443)	(873)
Corporate Expense	4,930	9,715

Consolidated Total	$0	$0

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

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at July 2, 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at July 2, 2006.

9.	New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have the full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Executive Overview

Kelly continued its strong performance during the second quarter, as evidenced by these positive results:

•	Revenue exceeded $1.416 billion dollars – a new second quarter sales record.

•	Expenses were reduced to 14.7% of sales, the lowest second quarter expense rate in over 20 years.

•	Operating margin improved to 1.5%

•	Temp-to-perm and placement fees grew 15%.

•	Net earnings increased 36%.

While solid, Kelly’s second quarter performance was less robust than during the first quarter, reflecting a general slowing of the U.S. economy. This slowing in economic growth was caused by many factors, including higher interest rates, the price of energy and inflation concerns.

Management believes this is a temporary pause in economic growth, rather than a sign of a prolonged downturn or recession. Further, the overall trends in Kelly’s business suggest a resumption of growth in future quarters may be the more probable outcome.

Management remains confident that the balance of 2006 will be a period of moderate economic expansion, providing for continued job creation and sustainable demand for temporary staffing.

Given these expectations, Kelly continues its strategic focus on securing and building long-term relationships with the world’s largest, most respected companies and expanding its presence around the world.

Results of Operations

Second Quarter

Revenue from services in the second quarter of 2006 totaled $1.416 billion, an increase of 8.0% from the same period in 2005. This was the result of an increase in hours worked of 5.9% and an increase in average hourly bill rates of 1.9%. The year-over-year shift in the Easter holiday, from the first quarter in 2005 to the second quarter in 2006, reduced reported revenue for the second quarter of 2006 by nearly 1%. Fee based income, which is included in revenue from services, totaled $25.2 million for the second quarter of 2006, an increase of 15.0% as compared to $21.9 million in the second quarter of 2005. Revenue for the quarter increased in all three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (“PTSA”) and International.

Compared to the second quarter of 2005, the U.S. dollar was weaker against many foreign currencies, including the euro, British pound and Canadian dollar. As a result, Kelly’s U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, second quarter revenue increased 7.6% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2006 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2005. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on second quarter revenue:

	Second Quarter Revenue
	2006	2005	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$639.2	$602.4	6.1%
PTSA	293.1	281.0	4.3
International - Constant Currency	479.2	428.5	11.8

Revenue from Services - Constant Currency	1,411.5	1,311.9	7.6
Foreign Currency Impact	4.9	—

Revenue from Services	$1,416.4	$1,311.9	8.0%

Gross profit of $230.2 million was 7.5% higher than the gross profit of $214.1 million for the same period of the prior year. The gross profit rate for the second quarter of 2006 and 2005 was 16.3%. Compared to the prior year, the gross profit rates increased in the U.S. Commercial segment and decreased in PTSA and International segments, as more fully described below.

Selling, general and administrative expenses totaled $208.9 million, an increase of 4.2% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 14.7% in the second quarter of 2006, a 0.6 percentage point decrease compared to the 15.3% rate in the second quarter of 2005.

The increase in selling, general and administrative expenses is due primarily to the growth in compensation-related costs due, in part, to strong second quarter volume and profit results. In addition, information technology costs increased, reflecting the ongoing design and implementation of the PeopleSoft project, which will replace the Company’s current payroll, billing and accounts receivable systems. In the second quarter of 2006, selling, general and administrative expenses also included stock option expense of approximately $422 thousand.

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

Earnings from operations in the second quarter of 2006 totaled $21.3 million, a 56.7% increase compared to earnings from operations of $13.6 million reported for the second quarter of 2005.

Other income (expense), net in the second quarter of 2006 was income of $465 thousand, compared to last year’s net expense of $152 thousand. Included in the second quarter amount for 2006 is dividend income of $266 thousand from the Company’s investment in Tempstaff, a Japanese staffing company which became a public company in the first quarter of 2006. Interest income, net for the second quarter of 2006 was $179 thousand, compared to interest expense, net of $170 thousand for the second quarter of 2005. The change in interest is primarily attributable to higher U.S. interest rates and higher cash balances compared to last year.

The effective income tax rate in the second quarter of 2006 was 41.8%, an increase from last year’s rate of 30.6% for the second quarter. The expiration of Work Opportunity Credits accounted for the majority of the 11.2 percentage point increase in the effective tax rate. Work Opportunity Credits expired at the end of 2005, and although the Company expects the credits to be reinstated retroactively for 2006, Congress had not passed a bill as of the end of the second quarter. Additionally, the favorable settlement of state income tax audits in 2005 resulted in a lower 2005 second quarter effective tax rate.

Second quarter net earnings totaled $12.7 million, an increase of 35.8% as compared to last year. Basic and diluted earnings per share for the second quarter of 2006 were $0.35, as compared to basic and diluted earnings per share of $0.26 for the second quarter of 2005.

U.S. Commercial Staffing

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$639.2	$602.4	6.1%
Earnings from Operations	33.6	28.9	16.2

Gross profit rate	15.3%	15.0%	0.3%
Expense rate	10.0	10.2	(0.2)
Operating profit rate	5.2	4.8	0.4

Revenue from services in the U.S. Commercial Staffing segment totaled $639.2 million in the second quarter of 2006, a 6.1% increase compared to the $602.4 million reported for the same period in 2005. This reflected an increase in hours worked of 3.2% and an increase in average hourly bill rates of 2.7%. Fee based income totaled $3.8 million in the second quarter of 2006, a 36.1% increase over the $2.8 million in the second quarter of 2005. On a year-over-year basis, adjusted for the shift in the Easter holiday, revenue increased 9% in April, 7% in May and 4% in June. U.S. Commercial Staffing revenue represented 45.1% of total Company revenue in the second quarter of 2006 and 45.9% in the second quarter of 2005.

U.S. Commercial Staffing earnings from operations totaled $33.6 million in the second quarter of 2006, an increase of 16.2% compared to second quarter earnings of $28.9 million last year and a 0.4 percentage point improvement in the operating profit rate. This was the result of the 6.1% increase in revenue and a 0.3 percentage point increase in the gross profit rate, partially offset by a 3.8% increase in expenses. The increase in the gross profit rate reflected lower workers’ compensation costs and growth in fee based income. The increase in selling, general and administrative expenses was primarily due to the growth in compensation-related costs.

Fee based recruitment income, which represents approximately two percent of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

Professional, Technical and Staffing Alternatives

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$293.1	$281.0	4.3%
Earnings from Operations	18.6	16.3	14.1

Gross profit rate	17.3%	17.4%	(0.1)%
Expense rate	11.0	11.6	(0.6)
Operating profit rate	6.3	5.8	0.5

Revenue from services in the Professional, Technical and Staffing Alternatives segment for the second quarter of 2006 totaled $293.1 million, an increase of 4.3% compared to the $281.0 million reported in the second quarter of 2005. This reflected an increase in average billing rates of 5.0%, partially offset by a decrease in hours worked of 0.4% for the professional and technical staffing businesses. Revenues in the staffing alternatives businesses, which include staff leasing and management services, increased by 3.2%. Fee based income totaled $5.3 million in the second quarters of 2006 and 2005. On a year-over-year basis, adjusted for the shift in the Easter holiday, revenue increased 7% in April, 4% in May and 3% in June. PTSA revenue represented 20.7% of total Company revenue in the second quarter of 2006 and 21.4% in the second quarter of 2005.

Nearly half of the 14 business units that make up PTSA experienced double-digit revenue growth on a year-over-year basis. Revenue in Kelly Home Care declined 14%, which was attributable to the closing of 22 under-performing branches in the fourth quarter of 2005. Challenges in the automotive industry continue to negatively impact the Automotive Services Group, where revenue decreased 10%. The 8% decline in Kelly Staff Leasing revenue reflected the Company’s decision to discontinue servicing customers with high workers’ compensation risk.

PTSA earnings from operations for the second quarter of 2006 totaled $18.6 million, an increase of 14.1% from the same period in 2005 and a 0.5 percentage point improvement in the operating profit rate. This was the result of the 4.3% increase in revenue and a 0.8% decrease in selling, general and administrative expenses, partially offset by a 0.1 percentage point decrease in the gross profit rate. The decrease in selling, general and administrative expenses was due to savings realized from the Kelly Home Care Services restructuring, partially offset by the investment in new branch openings and the hiring of additional recruiters in other PTSA units.

International

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$484.1	$428.5	13.0%
Earnings from Operations	5.2	3.9	31.8

Gross profit rate	16.9%	17.4%	(0.5)%
Expense rate	15.8	16.5	(0.7)
Operating profit rate	1.1	0.9	0.2

Translated U.S. dollar revenue from services in International for the second quarter of 2006 totaled $484.1 million, a 13.0% increase compared to the $428.5 million reported in the second quarter of 2005. This resulted from a 16.8% increase in fee based income and an increase in hours worked of 11.3%, combined with an increase in the translated U.S. dollar average hourly bill rates of 1.4%. Fee based income totaled $16.1 million in the second quarter of 2006 and $13.8 million in the second quarter of 2005. International revenue represented 34.2% of total Company revenue in the second quarter of 2006 and 32.7% in the second quarter of 2005.

On a constant currency basis, revenue increased by 11.8%, fee based income increased 16.6% and average hourly bill rates increased 0.3% from the second quarter of 2005. On a year-over-year basis adjusted for the international holiday shifts, constant currency revenue growth by month was 13% in April and 14% in May and June. The increase in average bill rates was impacted by significant growth in lower average wage rate countries, such as India, Mexico and Malaysia.

Year-over-year constant currency revenue growth was positive in all regions. Asia Pacific increased by 22%, Europe increased by 13% and the Americas increased by 4%. The growth in Asia Pacific revenue was fueled by the Company’s operations in Australia, India and Malaysia. Branch openings and new accounts contributed to the sales growth in India. Sales in continental Europe remained strong, excluding U.K./Ireland, which experienced a 3% decrease on a constant currency basis. In the Americas, sales growth was positive for Canada and Mexico and significantly declined in Puerto Rico. Puerto Rico’s economy remains under significant pressure due to the loss of manufacturing jobs, as well as the uncertainty surrounding government spending and budget constraints.

International earnings from operations for the second quarter of 2006 totaled $5.2 million, an increase of 31.8% compared to net earnings of $3.9 million last year and a 0.2 percentage point improvement in the operating profit rate. The 13.0% increase in revenue was partially offset by a 0.5 percentage point decrease in the gross profit rate and an 8.2% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The decrease in the International gross profit rate is due primarily to growth in pan-European corporate account business, principally in the U.K., partially offset by changes in country sales mix and growth in fee based income. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation-related costs.

Many of the Company’s large corporate accounts and pan-European customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with the Company’s small and medium size customers. However, these accounts also have lower administrative costs due to economies of scale, and can yield an operating margin similar to that realized with small or medium size customers. The Company’s strategy is focused on serving and growing large corporate and local accounts. As customer mix shifts to larger accounts, the Company’s average gross margins tend to decrease.

Results of Operations

Year to Date

Revenue from services totaled $2.776 billion during the first six months of 2006, an increase of 8.4% from the same period in 2005. This was the result of an increase in hours worked of 5.8% and an increase in average hourly bill rates of 2.5%. Revenue increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. On a constant currency basis, revenue from services increased by 9.0%. The table below summarizes the impact of foreign exchange adjustments on revenue for the first six months of 2006:

	June Year-to-Date Revenue
	2006	2005	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$1,258.1	$1,167.9	7.7%
PTSA	591.6	553.4	6.9
International - Constant Currency	942.4	839.9	12.2

Revenue from Services - Constant Currency	2,792.1	2,561.2	9.0
Foreign Currency Impact	(15.6)	—

Revenue from Services	$2,776.5	$2,561.2	8.4%

Gross profit of $449.6 million was 7.5% higher than the first six months of 2005. Gross profit as a percentage of revenue was 16.2% in the first six months of 2006, a decrease of 0.1 percentage point compared to the 16.3% rate recorded in the prior year. This reflected decreases in the gross profit rates of PTSA and International, partially offset by an increase in the gross profit rate of U.S. Commercial, as more fully described below. Fee based income totaled $48.4 million for the first six months of 2006, an increase of 13.5% compared to $42.7 million for the first six months of 2005.

Selling, general and administrative expenses of $414.8 million were 4.1% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenue were 14.9% in the first six months of 2006 and 15.6% in the first six months of 2005. The increase in selling, general and administrative expenses is due primarily to growth in compensation-related costs. For the first six months of 2006, selling, general and administrative expenses also included stock option expense of approximately $909 thousand.

Earnings from operations were $34.8 million in the first six months of 2006, a 76.4% increase compared to earnings from operations of $19.7 million for the first six months of 2005.

Other income for the first six months of 2006 was $505 thousand, compared to last year’s expense of $187 thousand. Included in the 2006 amount is dividend income of $266 thousand from the Company’s investment in Tempstaff, a Japanese staffing company which became a public company in the first quarter of 2006. The change in interest is primarily attributable to higher average cash balances and higher U.S. interest rates compared to last year.

The effective income tax rate for the first six months of 2006 was 39.8%, as compared to last year’s 32.0% rate. The expiration of Work Opportunity Credits account for the majority of the 7.8 percentage point increase in the effective tax rate. Additionally, the favorable settlement of state income tax audits and a U.K. tax audit resulted in a lower effective tax rate for the first six months of 2005.

Net earnings were $21.2 million, or a 60.0% increase compared to the first six months of 2005. Basic and diluted earnings per share were $0.59, an increase of 59.5% as compared to basic and diluted earnings per share of $0.37 in the first six months of 2005.

U.S. Commercial Staffing

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$1,258.1	$1,167.9	7.7%
Earnings from Operations	63.1	54.3	16.2

Gross profit rate	15.2%	15.1%	0.1%
Expense rate	10.2	10.5	(0.3)
Operating profit rate	5.0	4.6	0.4

Revenue from services in the U.S. Commercial Staffing segment totaled $1.258 billion for the first six months of 2006, a 7.7% increase compared to the $1.168 billion reported for the same period in 2005. This reflected a 2.9% increase in average hourly bill rates and a 4.5% increase in hours worked. Fee based income totaled $7.2 million for the first six months of 2006, compared to $5.5 million for the first six months of 2005, an increase of 29.5%. U.S. Commercial Staffing revenue represented 45.3% of total Company revenue for the first six months of 2006 and 45.6% for the first six months of 2005.

U.S. Commercial Staffing earnings from operations totaled $63.1 million for the first six months of 2006, compared to earnings of $54.3 million last year, an increase of 16.2% and a 0.4 percentage point improvement in the operating profit rate. This was the result of the 7.7% increase in revenue and a 0.1 percentage point improvement in the gross profit rate, partially offset by a 5.0% increase in selling, general and administrative expenses. The increase in the gross profit rate was principally due to lower workers’ compensation costs and increased fee based income. The increase in selling, general and administrative expenses was primarily due to the growth in salaries.

Professional, Technical and Staffing Alternatives

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$591.6	$553.4	6.9%
Earnings from Operations	37.8	30.8	22.8

Gross profit rate	17.3%	17.4%	(0.1)%
Expense rate	10.9	11.8	(0.9)
Operating profit rate	6.4	5.6	0.8

Revenue from services in the PTSA segment for the first six months of 2006 totaled $591.6 million, an increase of 6.9% compared to the $553.4 million reported for the first six months of 2005. This reflected a 2.3% increase in hours worked and a 5.0% increase in average hourly bill rates in the professional and technical businesses. Revenues in the staffing alternatives businesses, which include the staff leasing and management services business units, increased by 2.8% compared to the first six months of 2005. Fee based income totaled $10.5 million in the first six months of 2006 and $10.1 million in the first six months of 2005, an increase of 3.8%. PTSA revenue represented 21.3% of total Company revenue for the first six months of 2006 and 21.6% for the first six months of 2005.

For the first six months of 2006, more than half of the PTSA business units exhibited revenue growth as compared to the same period in 2005. However, Automotive Services Group, Kelly Staff Leasing and Kelly Home Care experienced revenue declines during the first six months of 2006 as compared to the prior year. Challenges in the automotive industry resulted in an 11% decrease in Automotive Services Group revenue. The 9% decline in Kelly Staff Leasing revenue reflects the exiting of customers with high workers’ compensation risk. The 14% decrease in Kelly Home Care revenue was due to the closing of certain underperforming branches in the fourth quarter of 2005.

PTSA earnings from operations for the first six months of 2006 totaled $37.8 million, an increase of 22.8% from the same period in 2005 and a 0.8 percentage point increase in the operating profit rate. This was the result of the 6.9% increase in revenue and a 1.6% decrease in selling, general and administrative expenses, partially offset by a 0.1% decrease in the gross profit rate. The 1.6% decrease in selling, general and administrative expenses was primarily due to cost reduction efforts in the Kelly Home Care business.

International

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$926.8	$839.9	10.3%
Earnings from Operations	8.5	4.0	113.7

Gross profit rate	16.8%	17.3%	(0.5)%
Expense rate	15.9	16.8	(0.9)
Operating profit rate	0.9	0.5	0.4

Translated U.S. dollar revenue from services in the International segment for the first six months of 2006 totaled $926.8 million, a 10.3% increase compared to the $839.9 million reported in the first six months of 2005. This resulted from an increase in hours worked of 8.5% and a 13.8% increase in fee based income, combined with a 1.6% increase in the translated U.S. dollar average hourly bill rates. Fee based income totaled $30.7 million for the first six months of 2006 and $27.0 million for the first six months of 2005, an increase of 13.8%. International revenue represented 33.4% of total Company revenue in the first six months of 2006 and 32.8% in the first six months of 2005. On a constant currency basis, revenue increased by 12.2%, average hourly bill rates increased by 3.3% and fee based income increased 16.5%.

International earnings from operations totaled $8.5 million for the first six months of 2006, compared to earnings of $4.0 million for the same period in 2005, an improvement of 113.7% and a 0.4 percentage point increase in the operating profit rate. The 10.3% increase in revenue was partially offset by a 0.5 percentage point decrease in the gross profit rate and a 4.2% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The decrease in the International gross profit rate is primarily due primarily to growth in pan-European corporate account business, primarily in the U.K., partially offset by changes in country sales mix and growth in fee based income. The increase in U.S. dollar reported expenses is due primarily to increased salaries.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $72 million at the end of second quarter of 2006, an increase of $8 million from the $64 million at year-end 2005. As further described below, the Company generated $40 million of cash from operating activities, used $19 million of cash in investing activities and used $12 million in financing activities.

Operating Activities

In the first six months of 2006, the Company generated $40 million in cash from its operating activities, as compared to $9 million in the first six months of 2005. This increase is due primarily to improved net income and slower growth in accounts receivable.

Trade accounts receivable totaled $844 million at the end of the second quarter of 2006. Global days sales outstanding at the end of the second quarter of 2006 were 54 days, an increase of one day as compared with the end of the second quarter in the prior year.

The Company’s working capital position was $452 million at the end of the second quarter of 2006, compared to $428 million at year-end 2005. The current ratio was 1.8 at the end of the second quarter of 2006 and 1.8 at year-end 2005.

Investing Activities

In the first six months of 2006, the Company used $19 million for investing activities, compared to $39 million in the first six months of 2005. Capital expenditures totaled $15 million for the first six months of 2006 and $13 million for the first six months of 2005.

Capital expenditures for 2006, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $40 and $44 million, compared to $29 million for 2005. The increase in capital expenditures is primarily due to the Company’s investment in the design and implementation of the PeopleSoft payroll, billing and accounts receivable project.

The total cost related to the PeopleSoft payroll, billing and accounts receivable project, which commenced in the fourth quarter of 2004, is expected to be approximately $45 million in capital expenditures and $24 million in selling, general and administrative expenses. Future capital expenditures for the PeopleSoft project by year are expected to be as follows: $19 million in total for 2006, $14 million in 2007 and $4 million in 2008. Selling, general and administrative expenses for the PeopleSoft project by year are expected to be as follows: $6 million in total for 2006, $9 million in 2007 and $5 million in 2008. By the end of 2008, the PeopleSoft implementation is expected to cover U.S., Canada, Puerto Rico, U.K. and Ireland operations.

During the second quarter of 2006, the Company acquired the net assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing, for $4.6 million. The transaction includes additional contingent payments of up to $2 million, payable over the next three years, based on achievement of targets. The Ayers Group is included as a business unit in the Professional, Technical and Staffing Alternatives (PTSA) business segment of the Company.

During the first quarter of 2005, the Company made an $18 million investment in Tempstaff, the second largest staffing company in Japan. During the first quarter of 2006, Tempstaff became a public company on the Tokyo stock exchange. Accordingly, the investment was marked to market and the unrealized pre-tax gain at the end of the second quarter 2006 totaled $13.8 million. The gain, net of taxes, was recorded in other comprehensive income, a component of stockholders’ equity.

Financing Activities

In the first six months of 2006, the Company used $12 million in financing activities, compared to generating $18 million in the first six months of 2005.

Short-term debt totaled $55 million at the end of the second quarter of 2006, compared to $57 million at year-end 2005. At the end of the first six months of 2006, debt represented approximately 7% of total capital.

In connection with the investment in Tempstaff in the first quarter of 2005, the Company obtained short-term financing utilizing an $18 million Yen-denominated credit facility from the Bank of Tokyo-Mitsubishi.

New Accounting Pronouncements

Effective January 2, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“FAS 123R”), under the modified prospective method of adoption for which compensation expense related to stock options is recognized on a prospective basis. Prior period results have not been restated. See Note 6, Stock-Based Compensation, in the Notes to Financial Statements for more information regarding the adoption of FAS 123R.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have the full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Contractual Obligations and Commercial Commitments

There are no material changes in the Company’s obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 10, 2006. The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company has no long-term debt and expects to meet its cash requirements, including the funding the PeopleSoft payroll, billing and accounts receivable project, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

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

See Note 8 to the financial statements of this Quarterly Report on Form 10-Q for a discussion of current legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of Company’s Annual Report filed on Form 10-K for year ended January 1, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 3, 2006 through May 7, 2006	152	(1)	$27.59	(1)	—	—

May 8, 2006 through June 4, 2006	28,199	(1)	27.71	(1)	—	—

June 5, 2006 through July 2, 2006	—		—		—	—

Total	28,351		$27.71		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing the Company to withhold the appropriate number of shares, and the Company issued to the employee the net difference between the shares due upon vesting and the withheld shares.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of registrant was held May 10, 2006.

(b)	The nominees for directors, as listed in the Company’s proxy statement dated April 10, 2006, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c)	A brief description and the results of the matters voted upon at the meeting follow.

(1) Election of M. A. Fay as director:

Shares voted “For”	3,438,896
Shares voted “Withhold”	7,865

(2) Election of V. G. Istock as director:

Shares voted “For”	3,337,282
Shares voted “Withhold”	109,479

(3) Election of D. R. Parfet as director:

Shares voted “For”	3,446,530
Shares voted “Withhold”	0

(4) Approval of Amendment to 1999 Non-Employee Directors Stock Option Plan:

Shares voted “For”	3,396,090
Shares voted “Against”	6,559
Shares abstained from voting	334

(5) Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm:

Shares voted “For”	3,446,561
Shares voted “Against”	56
Shares abstained from voting	144

Item 6.	Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 28 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 8, 2006

/s/ William K. Gerber
William K. Gerber

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2006

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