Form 10-Q
period 2006-10-01
KELLY SERVICES INC
filed 2006-11-06
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

At October 27, 2006, 32,604,489 shares of Class A and 3,464,523 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenue from services	$1,418,804	$1,344,644	$4,195,302	$3,905,883

Cost of services	1,180,207	1,126,466	3,507,120	3,269,519

Gross profit	238,597	218,178	688,182	636,364

Selling, general and administrative expenses	213,345	200,849	628,167	599,332

Earnings from operations	25,252	17,329	60,015	37,032

Other income (expense), net	348	10	853	(177)

Earnings before income taxes	25,600	17,339	60,868	36,855

Income taxes	7,782	4,664	21,819	10,909

Net earnings	$17,818	$12,675	$39,049	$25,946

Earnings per share:
Basic	$.49	$.35	$1.09	$.73
Diluted	.49	.35	1.08	.72

Average shares outstanding
(thousands):
Basic	35,997	35,725	35,937	35,619
Diluted	36,225	36,006	36,226	35,903

Dividends per share	$.125	$.10	$.325	$.30

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars except share items)

	October 1, 2006	January 1, 2006
ASSETS:
CURRENT ASSETS:
Cash and equivalents	$77,493	$63,699
Short-term investments	227	154
Trade accounts receivable, less allowances of $17,840 and $16,648, respectively	878,336	803,812
Prepaid expenses and other current assets	44,849	47,434
Deferred taxes	34,693	33,805

Total current assets	1,035,598	948,904
PROPERTY AND EQUIPMENT:
Land and buildings	59,183	58,461
Equipment, furniture and leasehold improvements	326,597	297,980
Accumulated depreciation	(222,989)	(190,684)

Net property and equipment	162,791	165,757
NONCURRENT DEFERRED TAXES	23,128	22,088
GOODWILL, NET	94,592	88,217
OTHER ASSETS	113,599	87,891

TOTAL ASSETS	$1,429,708	$1,312,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$58,375	$56,644
Accounts payable	125,213	110,411
Accrued payroll and related taxes	293,223	263,112
Accrued insurance	32,728	34,097
Income and other taxes	63,559	56,651

Total current liabilities	573,098	520,915
NONCURRENT LIABILITIES:
Accrued insurance	53,294	54,517
Accrued retirement benefits	63,641	57,443
Other long-term liabilities	15,238	7,939

Total noncurrent liabilities	132,173	119,899
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,628,768 at 2006 and 36,620,146 at 2005	36,629	36,620
Class B common stock, shares issued 3,487,098 at 2006 and 3,495,720 at 2005	3,487	3,496
Treasury stock, at cost
Class A common stock, 4,068,665 shares at 2006 and 4,269,753 at 2005	(86,065)	(90,319)
Class B common stock, 22,575 shares at 2006 and 2005	(600)	(600)
Paid-in capital	28,955	27,015
Earnings invested in the business	715,249	688,033
Accumulated other comprehensive income	26,782	7,798

Total stockholders’ equity	724,437	672,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,429,708	$1,312,857

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Capital Stock
Class A common stock
Balance at beginning of period	$36,629	$36,620	$36,620	$36,620
Conversions from Class B	—	—	9	—

Balance at end of period	36,629	36,620	36,629	36,620

Class B common stock
Balance at beginning of period	3,487	3,496	3,496	3,496
Conversions to Class A	—	—	(9)	—

Balance at end of period	3,487	3,496	3,487	3,496

Treasury Stock
Class A common stock
Balance at beginning of period	(86,735)	(94,189)	(90,319)	(97,067)
Exercise of stock options, restricted stock awards and other	670	3,123	4,254	6,001

Balance at end of period	(86,065)	(91,066)	(86,065)	(91,066)

Class B common stock
Balance at beginning of period	(600)	(600)	(600)	(626)
Exercise of stock options, restricted stock awards and other	—	—	—	26

Balance at end of period	(600)	(600)	(600)	(600)

Paid-in Capital
Balance at beginning of period	27,250	24,414	27,015	24,045
Exercise of stock options, restricted stock awards and other	1,705	1,906	1,940	2,275

Balance at end of period	28,955	26,320	28,955	26,320

Earnings Invested in the Business
Balance at beginning of period	701,997	669,198	688,033	663,039
Net earnings	17,818	12,675	39,049	25,946
Dividends	(4,566)	(3,575)	(11,833)	(10,687)

Balance at end of period	715,249	678,298	715,249	678,298

Accumulated Other Comprehensive Income
Balance at beginning of period	26,183	8,694	7,798	24,544
Foreign currency translation adjustments, net of tax	(428)	1,871	9,949	(13,721)
Unrealized gains on investments, net of tax	1,027	—	9,035	(258)

Balance at end of period	26,782	10,565	26,782	10,565

Stockholders’ Equity at end of period	$724,437	$663,633	$724,437	$663,633

Comprehensive Income
Net earnings	$17,818	$12,675	$39,049	$25,946
Foreign currency translation adjustments, net of tax	(428)	1,871	9,949	(13,721)
Unrealized gains on investments, net of tax	1,027	—	9,035	42
Reclassification adjustment for gains included in net earnings	—	—	—	(300)

Comprehensive Income	$18,417	$14,546	$58,033	$11,967

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	39 Weeks Ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net earnings	$39,049	$25,946
Noncash adjustments:
Depreciation and amortization	30,949	31,709
Stock-based compensation	3,913	2,448
Increase in trade accounts receivable, net	(56,252)	(103,981)
Changes in other operating assets and liabilities	41,455	58,784

Net cash from operating activities	59,114	14,906

Cash flows from investing activities:
Capital expenditures	(26,111)	(17,899)
Proceeds from sales and maturities of short-term investments	352	1,310
Purchases of short-term investments	(425)	(175)
Increase in other assets	(468)	(8,422)
Acquisition of company, net of cash received	(4,531)	—
Investment in unconsolidated affiliates	—	(19,681)

Net cash from investing activities	(31,183)	(44,867)

Cash flows from financing activities:
Net decrease in revolving line of credit	(5,369)	(2,708)
Proceeds from short-term debt	5,080	19,681
Dividend payments	(11,833)	(10,687)
Stock options and other stock sales	1,683	5,031
Other financing activities	(4,504)	1,168

Net cash from financing activities	(14,943)	12,485

Effect of exchange rates on cash and equivalents	806	(2,586)

Net change in cash and equivalents	13,794	(20,062)
Cash and equivalents at beginning of period	63,699	79,348

Cash and equivalents at end of period	$77,493	$59,286

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars except share and per share items)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (“the Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2006 (the 2005 consolidated financial statements). Certain prior year amounts have been reclassified to conform with the current presentation, including the reclassification of $2,490 of restricted stock from accrued payroll and related taxes to additional paid-in capital as of October 2, 2005.

2. Investment

Tempstaff, a Japanese staffing company in which Kelly Services owns a 3.3% interest, became a public company on the Tokyo stock exchange during the first quarter of 2006. Accordingly, the investment, which is classified as an available-for-sale security and included in other assets on the balance sheet, is now recorded at the fair market value of $32,001 at October 1, 2006. The net unrealized gain for the 13 weeks and 39 weeks ended October 1, 2006, respectively, of $1,027 and $9,035 after taxes of $743 and $6,542 respectively, was recorded in other comprehensive income, a component of stockholders’ equity.

On October 2, 2006, the Company purchased Sony Corporation’s interest in Tempstaff Kelly, Inc., a joint venture with Tempstaff and the Sony Corporation for $5 million. In connection with this purchase, on September 29, 2006, the Company obtained short-term financing utilizing a $5 million yen-denominated credit facility. With the purchase of Sony Corporation’s 40% ownership share, Kelly increased its ownership interest to 49%.

3. Acquisition of Company

During the second quarter of 2006, the Company acquired the net operating assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing for $4,600 in cash. The transaction includes additional contingent earn-out payments of up to $2,000, payable over three years, based primarily on the achievement of certain earnings targets. The Ayers Group is included as a business unit in the Professional, Technical and Staffing Alternatives (“PTSA”) business segment of the Company from the date of acquisition. The purchase price allocation for this acquisition is subject to revisions; however, any subsequent revisions are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Current assets	$1,532
Goodwill	3,003
Identified intangibles	1,846
Other noncurrent assets	784
Current liabilities	(2,520)
Noncurrent liabilities	(114)

Total purchase price, net of cash received	$4,531

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

4. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 39-week periods ended October 1, 2006 and October 2, 2005 were as follows:

	13 Weeks Ended		39 Weeks Ended
	2006	2005	2006	2005
Net earnings	$17,818	$12,675	$39,049	$25,946

Determination of shares (thousands):
Weighted average common shares outstanding	35,997	35,725	35,937	35,619
Effect of dilutive securities:
Stock options	167	208	158	203
Restricted awards and other	61	73	131	81

Weighted average common shares outstanding - assuming dilution	36,225	36,006	36,226	35,903

Earnings per share - basic	$.49	$.35	$1.09	$.73
Earnings per share - assuming dilution	$.49	$.35	$1.08	$.72

Stock options representing 754,000 and 365,000 shares, respectively, for the quarters ended October 1, 2006 and October 2, 2005, and 793,000 and 375,000 shares, respectively, for the nine months ended October 1, 2006 and October 2, 2005 were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

5. Other Income (Expense), Net

Included in Other income (expense), net are the following:

	13 Weeks Ended		39 Weeks Ended
	2006	2005	2006	2005
Interest income	$915	$400	$2,178	$1,093
Interest expense	(567)	(390)	(1,611)	(1,288)
Dividend income	—	—	266	18
Other income	—	—	20	—

Other income (expense), net	$348	$10	$853	$(177)

Dividend income represents dividends earned on the Company’s investment in Tempstaff (see Note 2).

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

6. Stock-Based Compensation

Under the Equity Incentive Plan (the “Plan”), which became effective in May 2005, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted stock awards and performance awards to key employees utilizing the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. This plan replaced the Performance Incentive Plan, which was terminated upon approval of the Equity Incentive Plan by the Board of Directors. Shares available for future grants at October 1, 2006 under the Equity Incentive Plan were 2,868,000. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three and nine months ended October 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The adjustment in the current period for the cumulative effect of change in accounting principle associated with the adoption of FAS 123(R) was less than $10 and was recorded in selling, general and administrative expenses in the first quarter of 2006.

In the third quarter of 2006 and 2005, the Company recognized stock-based compensation cost of $1,701 and $1,333, respectively, as well as related tax benefits of $572 and $507, respectively. In the first nine months of 2006 and 2005, the Company recognized stock-based compensation cost of $5,169 and $3,285, respectively, and related tax benefits of $1,663 and $1,249, respectively. As a result of the adoption of SFAS 123(R) effective January 2, 2006, the Company’s earnings before income taxes and net earnings for the 13 weeks ended October 1, 2006 are $194 and $175 lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. For the 39 weeks ended October 1, 2006, the Company’s earnings before income taxes and net earnings are $1,036 and $885 lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the 13 weeks ended October 1, 2006 are less than $0.01 lower than would have been reported had the Company not adopted FAS 123(R) effective January 2, 2006. The reported basic and diluted earnings per share for the 39 weeks ended October 1, 2006 are $0.02 lower than would have been reported had the Company not adopted FAS 123(R) effective January 2, 2006.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

FAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the 13 weeks and 39 weeks ended October 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation:

	13 Weeks Ended 2005	39 Weeks Ended 2005
Net earnings, as reported	$12,675	$25,946
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	826	2,036
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,150)	(3,055)

Pro forma net earnings	$12,351	$24,927

Earnings per share:
Basic-as reported	$.35	$.73
Basic-pro forma	$.35	$.70

Diluted-as reported	$.35	$.72
Diluted-pro forma	$.34	$.69

Stock Options

Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. The Company used a binomial option pricing model to estimate the fair value of stock options granted in 2006. The inputs for expected volatility, post-vest termination activity and exercise factor of the options were primarily based on historical information. No options were granted in the third quarter of 2006. The following weighted average assumptions were used to estimate the fair values of options granted during the 39 weeks ended October 1, 2006:

39 Weeks Ended 2006
Grant price	$27.24
Risk-free interest rate	5.0%
Dividend yield	1.4%
Expected volatility	21.3%
Post-vest termination activity	2.7%
Exercise factor	1.21

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

The Company used a Black-Scholes option pricing model to estimate the fair value of stock options granted prior to January 2, 2006. The inputs for expected volatility and expected term of the options were primarily based on historical information. No options were granted in the third quarter of 2005. The following weighted average assumptions were used to estimate the fair values of options granted during the 39 weeks ended October 2, 2005:

39 Weeks Ended 2005
Dividend yield	1.4%
Risk-free interest rate	4.0%
Expected volatility	27.4%
Expected term	5 yrs

A summary of the status of stock option grants under the Plan as of the 13 weeks and 39 weeks ended October 1, 2006 and changes during these periods is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
13 Weeks Ended 2006:
Outstanding at July 2, 2006	2,046,000	$26.55
Granted	—	N/A
Exercised	(29,000)	24.37
Forfeited	(1,000)	28.79
Expired	(13,000)	25.38

Outstanding at October 1, 2006	2,003,000	$26.59	4.68	$3,883

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
39 Weeks Ended 2006:
Outstanding at January 1, 2006	2,235,000	$26.70
Granted	15,000	27.24
Exercised	(90,000)	24.07
Forfeited	(11,000)	26.72
Expired	(146,000)	29.89

Outstanding at October 1, 2006	2,003,000	$26.59	4.68	$3,883

Options exercisable at October 1, 2006	1,826,000	$26.53	4.38	$3,764

Options expected to vest at October 1, 2006	172,000	$27.13	7.77	$117

The table above includes non-employee director shares of 110,000 outstanding at October 1, 2006.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

As of October 1, 2006, unrecognized compensation cost related to unvested stock options totaled $639. The weighted average period over which this cost is expected to be recognized is approximately one year. The weighted average grant date fair value of options granted during the 39 weeks ended October 1, 2006 and October 2, 2005 was $5.36 and $7.38, respectively. The total intrinsic value of options exercised for the 13 weeks ended October 1, 2006 and October 2, 2005 was $97 and $799, respectively. The total intrinsic value of options exercised for the 39 weeks ended October 1, 2006 and October 2, 2005 was $277 and $1,176, respectively.

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of 3 to 5 years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. The Company utilizes the market price on the date of grant as the fair market value of restricted stock awards and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock awards under the Plan as of the 13 weeks and 39 weeks ended October 1, 2006 and changes during this period is presented as follows:

	13 Weeks Ended 2006		39 Weeks Ended 2006
	Restricted Stock	Weighted Avg. Grant Date Fair Value	Restricted Stock	Weighted Avg. Grant Date Fair Value
Nonvested at beginning of period	573,000	$28.26	505,000	$28.55
Granted	1,000	26.72	229,000	27.48
Vested	(4,000)	28.18	(151,000)	28.00
Forfeited	(2,000)	28.10	(15,000)	28.62

Nonvested at end of period	568,000	$28.26	568,000	$28.26

As of October 1, 2006, unrecognized compensation cost related to unvested restricted shares totaled $12,383. The weighted average period over which this cost is expected to be recognized is approximately three years. The total fair market value of restricted shares vested in the 13 weeks ended October 1, 2006 and October 2, 2005 was $96 and $40, respectively. The total fair market value of restricted shares vested in the 39 weeks ended October 1, 2006 and October 2, 2005 was $4,114 and $2,399, respectively.

Windfall tax benefits arising from the vesting of restricted shares and exercise of stock options in the 39 weeks ended October 1, 2006 totaled $99 and are included in the “Other financing activities” component of net cash from financing activities in the Statement of Cash Flows.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7. Segment Disclosures

The Company’s reportable segments, which are based on the Company’s method of internal reporting, are: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives and (3) International. The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 weeks and 39 weeks ended October 1, 2006 and October 2, 2005. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended		39 Weeks Ended
	2006	2005	2006	2005
Revenue from Services:
U.S. Commercial Staffing	$625,241	$619,324	$1,883,297	$1,787,263
PTSA	287,592	284,889	879,190	838,275
International	505,971	440,431	1,432,815	1,280,345

Consolidated Total	$1,418,804	$1,344,644	$4,195,302	$3,905,883

Earnings from Operations:
U.S. Commercial Staffing	$32,531	$30,866	$95,619	$85,144
PTSA	20,821	16,659	58,644	47,467
International	10,390	5,842	18,889	9,819
Corporate Expense	(38,490)	(36,038)	(113,137)	(105,398)

Consolidated Total	$25,252	$17,329	$60,015	$37,032

Effective with the first quarter of 2006, the Company began charging the U.S. Commercial Staffing and PTSA segments, as well as Canada and Puerto Rico in the International segment, for payroll, billing and accounts receivable costs. These costs were previously included in Corporate Expense, and prior periods were reclassified for comparability, with no effect on total Company results. The effect of this chargeback on earnings from operations by segment for the third quarter and first nine months of 2005 was as follows:

	13 Weeks Ended 2005	39 Weeks Ended 2005
(Decrease) increase to earnings from operations:
U.S. Commercial Staffing	$(3,783)	$(11,119)
PTSA	(777)	(2,283)
International	(450)	(1,323)
Corporate Expense	5,010	14,725

Consolidated Total	$0	$0

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

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the liability at October 1, 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company at October 1, 2006.

9. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have the full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2007. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective for fiscal years ending after December 15, 2006. Management does not expect the adoption of FAS 158 to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not expect the adoption of SAB 108 to have a material effect on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Executive Overview

Kelly continued its solid performance during the third quarter, as evidenced by these positive year-over-year results:

•	Revenue was $1.419 billion dollars – a 5.5% increase.
•	Operating margin improved by 0.5% to 1.8% of revenue.
•	Temp-to-perm and placement fees grew 27.6%.
•	Expenses increased slightly to 15.0% of sales.
•	Net earnings increased over 40%.

Kelly’s third quarter revenue growth reflected a general slowing of the U.S. economy that began in the second quarter of 2006. U.S. GDP growth was 5.6% in the first quarter, 2.6% in the second quarter and 1.6% on a preliminary basis for the third quarter. This slowing in the rate of economic growth was caused by many factors, including geopolitical events, oil prices, rising interest rates, a soft housing market and inflation concerns.

Management believes there continues to be underlying strength in the U.S. economy, and that the U.S. is currently experiencing a temporary pause in economic growth rather than exhibiting signs of a prolonged or more significant downturn. The employment outlook of Kelly’s customers remains positive, but cautious, and recent trends in the Company’s U.S. business suggest that typical seasonal, sequential growth in temporary staffing should continue. In addition, the global economy remains relatively strong, and Kelly continues to see solid sales and earnings growth from International operations.

Management believes that the balance of 2006 and 2007 will be a period of respectable economic expansion, providing for continued job creation. Given those expectations, Kelly continues its strategic focus on securing and building long-term relationships with the world’s largest, most respected companies, expanding its presence around the world, growing revenue and enhancing profitability.

Results of Operations

Third Quarter

Revenue from services in the third quarter of 2006 totaled $1.419 billion, an increase of 5.5% from the same period in 2005. This was the result of an increase in hours worked of 3.1% and an increase in average hourly bill rates of 2.0%. Fee based income, which is included in revenue from services, totaled $28.2 million, or 2.0% of total revenue, for the third quarter of 2006, an increase of 27.6% as compared to $22.1 million in the third quarter of 2005. Revenue for the quarter increased in all three business segments: U.S. Commercial Staffing, Professional, Technical and Staffing Alternatives (“PTSA”) and International.

Compared to the third quarter of 2005, the U.S. dollar was weaker against many foreign currencies, including the euro, British pound and Canadian dollar. As a result, Kelly’s U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, third quarter revenue increased 4.2% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2006 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2005. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on third quarter revenue:

	Third Quarter Revenue
	2006	2005	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$625.2	$619.3	1.0%
PTSA	287.6	284.9	0.9
International - Constant Currency	488.0	440.4	10.8

Revenue from Services - Constant Currency	1,400.8	1,344.6	4.2
Foreign Currency Impact	18.0	—

Revenue from Services	$1,418.8	$1,344.6	5.5%

Gross profit of $238.6 million was 9.4% higher than the gross profit of $218.2 million for the same period of the prior year. The gross profit rate for the third quarter of 2006 was 16.8%, versus 16.2% for the third quarter of 2005. Compared to the prior year, the gross profit rate increased in the U.S. Commercial and PTSA segments but was unchanged in the International segment.

The improvement in the gross profit rate in the U.S. Commercial Staffing and PTSA segments is due to both growth in fee based income and lower workers’ compensation costs measured as a percentage of direct wages. The lower workers’ compensation costs resulted from both fewer new claims in the third quarter as compared to the prior year, as well as favorable adjustments to open claims from prior years. The Company regularly updates its estimates of the ultimate cost of open workers’ compensation claims. As a result, during the third quarter of 2006, the Company reduced the estimated cost of prior year workers’ compensation claims and, accordingly, reduced expense by $2.1 million. This compares to a similar adjustment reducing prior year workers’ compensation claims by $1.0 million in the third quarter of 2005.

Fee based recruitment income, which represents approximately two percent of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

Selling, general and administrative expenses totaled $213.3 million, an increase of 6.2% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.0% in the third quarter of 2006, a 0.1 percentage point increase compared to the 14.9% rate in the third quarter of 2005.

The increase in selling, general and administrative expenses is due primarily to the growth in compensation related costs, in part resulting from strong third quarter profit results. In addition, information technology costs increased, reflecting the ongoing design and implementation of the PeopleSoft project, which will replace the Company’s current payroll, billing and accounts receivable systems. In the third quarter of 2006, selling, general and administrative expenses also included stock option expense of approximately $284 thousand.

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

Earnings from operations in the third quarter of 2006 totaled $25.3 million, a 45.7% increase compared to earnings from operations of $17.3 million reported for the third quarter of 2005.

Other income, net in the third quarter of 2006 was $348 thousand, compared to $10 thousand for the same period last year. The change is primarily attributable to an increase in interest income related to higher U.S. interest rates and higher cash balances compared to last year.

The effective income tax rate in the third quarter of 2006 was 30.4%, an increase from last year’s rate of 26.9% for the third quarter. The expiration of Work Opportunity Credits accounted for the majority of the increase in the effective tax rate, partially offset by favorable resolution of an income tax audit. Work Opportunity Credits expired at the end of 2005, and although the Company expects the credits to be reinstated retroactively for 2006, Congress had not passed a bill as of the end of the third quarter.

Third quarter net earnings for 2006 totaled $17.8 million, an increase of 40.6% as compared to last year. Basic and diluted earnings per share for the third quarter of 2006 were $0.49, as compared to basic and diluted earnings per share of $0.35 for the third quarter of 2005.

U.S. Commercial Staffing

	Third Quarter
	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$625.2	$619.3	1.0%
Earnings from Operations	32.5	30.9	5.4

Gross profit rate	15.6%	15.1%	0.5%
Expense rate	10.4	10.1	0.3
Operating profit rate	5.2	5.0	0.2

Revenue from services in the U.S. Commercial Staffing segment totaled $625.2 million in the third quarter of 2006, a 1.0% increase compared to the $619.3 million reported for the same period in 2005. This reflected an increase in average hourly bill rates of 3.6% partially offset by a decrease in hours worked of 2.7%. Fee based income totaled $4.1 million in the third quarter of 2006, a 33.7% increase over the $3.1 million in the third quarter of 2005. The year-over-year shift in the Fourth of July holiday, from the second quarter in 2005 to the third quarter in 2006, reduced reported revenue by approximately 0.7%. On a year-over-year basis, adjusted for the shift in the Fourth of July holiday, revenue increased 2.6% in July, 1.5% in August and 0.7% in September. U.S. Commercial Staffing revenue represented 44.1% of total Company revenue in the third quarter of 2006 and 46.0% in the third quarter of 2005.

U.S. Commercial Staffing earnings from operations totaled $32.5 million in the third quarter of 2006, an increase of 5.4% compared to third quarter earnings of $30.9 million last year and a 0.2 percentage point improvement in the operating profit rate. This was the result of the 1.0% increase in revenue and a 0.5 percentage point increase in the gross profit rate, partially offset by a 3.7% increase in expenses.

The increase in the gross profit rate reflected lower workers’ compensation costs and reduced payroll taxes, combined with growth in fee based income. As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the third quarter. Of the total $2.1 million expense reduction in the third quarter of 2006, $1.0 million was credited to U.S. Commercial Staffing. This compares to a similar adjustment reducing expense by $700 thousand in the third quarter of 2005. The increase in selling, general and administrative expenses was primarily due to the growth in compensation related costs.

Professional, Technical and Staffing Alternatives

	Third Quarter
	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$287.6	$284.9	0.9%
Earnings from Operations	20.8	16.7	25.0

Gross profit rate	18.8%	17.2%	1.6%
Expense rate	11.6	11.3	0.3
Operating profit rate	7.2	5.8	1.4

Revenue from services in the Professional, Technical and Staffing Alternatives segment for the third quarter of 2006 totaled $287.6 million, an increase of 0.9% compared to the $284.9 million reported in the third quarter of 2005. This reflected an increase in average billing rates of 2.3%, partially offset by a decrease in hours worked of 2.2% for the professional and technical staffing businesses. Fee based income totaled $6.5 million in the third quarter of 2006 and $5.0 million in the third quarter of 2005. On a year-over-year basis, adjusted for the shift in the Fourth of July holiday, revenue increased 1.6% in July, 3.1% in August and 0.3% in September. PTSA revenue represented 20.3% of total Company revenue in the third quarter of 2006 and 21.2% in the third quarter of 2005.

Kelly Engineering Resources, Kelly Management Services and Kelly HRfirst were the leading performers in the third quarter of 2006, with each business unit reporting double digit revenue growth. Revenue at Kelly Staff Leasing declined 19%, reflecting the Company’s decision to discontinue servicing customers with high workers’ compensation risk. Revenue in Kelly Home Care declined 11%, which was attributable to the closing of 22 under-performing branches in the fourth quarter of 2005. Challenges in the automotive industry continue to negatively impact the Automotive Services Group, where revenue decreased 3%. Kelly IT Resources and Kelly Scientific Resources reported year-over-year revenue declines of 14% and 8%, respectively, in the third quarter of 2006.

PTSA earnings from operations for the third quarter of 2006 totaled $20.8 million, an increase of 25.0% from the same period in 2005 and a 1.4 percentage point improvement in the operating profit rate. This was the result of the 0.9% increase in revenue and a 1.6 percentage point improvement in the gross profit rate, partially offset by a 3.4% increase in selling, general and administrative expenses.

The PTSA gross profit rate increased primarily due to reduced workers’ compensation costs at Kelly Staff Leasing and the benefit of a full quarter’s impact of the higher margin Ayers’ outplacement business, the New York-based career management business acquired in the second quarter of 2006. Excluding the Ayers’ outplacement business, PTSA revenue would have increased 0.4% and the PTSA gross profit rate would have increased 1.1 percentage point for the third quarter of 2006.

PTSA also benefited from the reduction in workers’ compensation expense during the third quarter, primarily due to Kelly Staff Leasing. PTSA’s share of the reduction in expense in the third quarter of 2006 was $1.1 million, compared to a similar adjustment in the third quarter of 2005 of $300 thousand. The increase in selling, general and administrative expenses was due to a full quarter’s impact of the Ayers’ outplacement business, partially offset by reduced expenses at the Kelly Home Care business unit.

International

	Third Quarter
	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$506.0	$440.4	14.9%
Earnings from Operations	10.4	5.8	77.9

Gross profit rate	17.2%	17.2%	0.0%
Expense rate	15.1	15.9	(0.8)
Operating profit rate	2.1	1.3	0.8

Translated U.S. dollar revenue from services in International for the third quarter of 2006 totaled $506.0 million, a 14.9% increase compared to the $440.4 million reported in the third quarter of 2005. This resulted from a 25.4% increase in fee based income and an increase in hours worked of 12.4%, combined with an increase in the translated U.S. dollar average hourly bill rates of 1.9%. Fee based income totaled $17.5 million in the third quarter of 2006 and $14.0 million in the third quarter of 2005. International revenue represented 35.6% of total Company revenue in the third quarter of 2006 and 32.8% in the third quarter of 2005.

On a constant currency basis, revenue increased by 10.8%, fee based income increased 21.3% and average hourly bill rates decreased 1.7% from the third quarter of 2005. On a year-over-year basis adjusted for the international holiday shifts, constant currency revenue growth by month was 12% in July, 10% in August and 11% in September. The change in average bill rates was impacted by significant growth in lower average wage rate countries, such as India, Mexico and Malaysia.

Year-over-year constant currency revenue growth was positive in all regions. Asia Pacific increased by 16%, Europe increased by 13% and the Americas increased by 1%. The growth in Asia Pacific revenue was fueled by the Company’s operations in Australia, India and Malaysia. Branch openings and new accounts contributed to the sales growth in India. Sales in continental Europe remained strong, excluding U.K./Ireland, which experienced a 1% decrease on a constant currency basis. In the Americas, sales growth was positive for Canada and Mexico and significantly declined in Puerto Rico. Puerto Rico’s economy remains under significant pressure due to the loss of manufacturing jobs, as well as the uncertainty surrounding government spending and budget constraints.

International earnings from operations for the third quarter of 2006 totaled $10.4 million, an increase of 77.9% compared to net earnings of $5.8 million last year and a 0.8 percentage point improvement in the operating profit rate. The 14.9% increase in revenue was partially offset by a 9.5% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The International gross profit rate for the third quarter of 2006 was unchanged from last year. Improvements in country sales mix and growth in fee based income were offset by the effects of growth in pan-European corporate account business, which carries a lower gross profit rate, principally in the U.K. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs.

Many of the Company’s large corporate accounts and pan-European customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with the Company’s small and medium size customers. However, these accounts typically also have lower administrative costs due to economies of scale, and can yield an operating margin similar to that realized with small or medium size customers. The Company’s strategy is focused on serving and growing large corporate and local accounts. As customer mix shifts to larger accounts, the Company’s average gross margins tend to decrease.

Results of Operations

Year to Date

Revenue from services totaled $4.195 billion during the first nine months of 2006, an increase of 7.4% from the same period in 2005. This was the result of an increase in hours worked of 4.8% and an increase in average hourly bill rates of 2.1%. Revenue increased in each of the Company’s three business segments: U.S. Commercial Staffing, PTSA and International. On a constant currency basis, revenue from services increased by 7.3%. The table below summarizes the impact of foreign exchange adjustments on revenue for the first nine months of 2006:

	Sept. Year-to-Date Revenue
	2006	2005	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$1,883.3	$1,787.3	5.4%
PTSA	879.2	838.3	4.9
International - Constant Currency	1,430.4	1,280.3	11.7

Revenue from Services - Constant Currency	4,192.9	3,905.9	7.3
Foreign Currency Impact	2.4	—

Revenue from Services	$4,195.3	$3,905.9	7.4%

Gross profit of $688.2 million was 8.1% higher than the first nine months of 2005. Gross profit as a percentage of revenue was 16.4% in the first nine months of 2006, an increase of 0.1 percentage point compared to the 16.3% rate recorded in the prior year. This reflected increases in the gross profit rates of U.S. Commercial and PTSA, partially offset by a decrease in the gross profit rate of International. Fee based income totaled $76.6 million, or 1.8% of total revenue, for the first nine months of 2006, an increase of 18.3% compared to $64.7 million for the first nine months of 2005.

The improvement in the gross profit rate in the U.S. Commercial Staffing and PTSA segments is due, in part, to lower workers’ compensation costs, resulting from both better experience on new claims in the first nine months of 2006 as compared to the prior year, as well as adjustments to open claims from prior years. The Company regularly updates its estimates of the ultimate cost of open workers’ compensation claims. As a result, during the first nine months of 2006, the Company reduced the estimated cost of prior year workers’ compensation claims by $3.8 million. This compares to a similar adjustment reducing prior year workers’ compensation claims by $1.5 million in the first nine months of 2005.

Selling, general and administrative expenses of $628.2 million were 4.8% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.0% in the first nine months of 2006 and 15.3% in the first nine months of 2005. The increase in selling, general and administrative expenses is due primarily to growth in compensation related costs. For the first nine months of 2006, selling, general and administrative expenses also included stock option expense of approximately $1.2 million.

Earnings from operations were $60.0 million in the first nine months of 2006, a 62.1% increase compared to earnings from operations of $37.0 million for the first nine months of 2005.

Other income (expense), net for the first nine months of 2006 was income of $853 thousand, compared to last year’s net expense of $177 thousand. Included in the 2006 amount is dividend income of $266 thousand from the Company’s investment in Tempstaff, a Japanese staffing company which became a public company in the first quarter of 2006. Interest income also increased, primarily due to higher average cash balances and higher U.S. interest rates compared to last year.

The effective income tax rate for the first nine months of 2006 was 35.8%, as compared to last year’s 29.6% rate. The expiration of Work Opportunity Credits account for the majority of the 6.2 percentage point increase in the effective tax rate.

Net earnings were $39.0 million, or a 50.5% increase compared to the first nine months of 2005. Basic and diluted earnings per share in the first nine months of 2006 were $1.09 and $1.08, respectively, compared to basic and diluted earnings per share of $0.73 and $0.72, respectively, in the first nine months of 2005.

U.S. Commercial Staffing

	September Year-to-Date
	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$1,883.3	$1,787.3	5.4%
Earnings from Operations	95.6	85.1	12.3

Gross profit rate	15.3%	15.1%	0.2%
Expense rate	10.3	10.3	0.0
Operating profit rate	5.1	4.8	0.3

Revenue from services in the U.S. Commercial Staffing segment totaled $1.883 billion for the first nine months of 2006, a 5.4% increase compared to the $1.787 billion reported for the same period in 2005. This reflected a 3.2% increase in average hourly bill rates and a 2.0% increase in hours worked. Fee based income totaled $11.3 million for the first nine months of 2006, compared to $8.6 million for the first nine months of 2005, an increase of 31.0%. U.S. Commercial Staffing revenue represented 44.9% of total Company revenue for the first nine months of 2006 and 45.8% for the first nine months of 2005.

U.S. Commercial Staffing earnings from operations totaled $95.6 million for the first nine months of 2006, compared to earnings of $85.1 million last year, an increase of 12.3% and a 0.3 percentage point improvement in the operating profit rate. This was the result of the 5.4% increase in revenue and a 0.2 percentage point improvement in the gross profit rate, partially offset by a 4.5% increase in selling, general and administrative expenses. The increase in the gross profit rate was principally due to lower workers’ compensation costs and increased fee based income.

As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the first nine months of 2006. Of the total $3.8 million expense reduction in the first nine months of 2006, $2.1 million was credited to U.S. Commercial Staffing. This compares to a similar adjustment reducing expense by $1.5 million in the first nine months of 2005. The increase in selling, general and administrative expenses was primarily due to the growth in salaries.

Professional, Technical and Staffing Alternatives

	September Year-to-Date
	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$879.2	$838.3	4.9%
Earnings from Operations	58.6	47.5	23.5

Gross profit rate	17.8%	17.3%	0.5%
Expense rate	11.1	11.7	(0.6)
Operating profit rate	6.7	5.7	1.0

Revenue from services in the PTSA segment for the first nine months of 2006 totaled $879.2 million, an increase of 4.9% compared to the $838.3 million reported for the first nine months of 2005. This reflected a 3.3% increase in average hourly bill rates and a 0.5% increase in hours worked in the professional and technical businesses. Fee based income totaled $17.0 million in the first nine months of 2006 and $15.2 million in the first nine months of 2005, an increase of 12.4%. PTSA revenue represented 21.0% of total Company revenue for the first nine months of 2006 and 21.4% for the first nine months of 2005.

For the first nine months of 2006, more than half of the PTSA business units exhibited revenue growth as compared to the same period in 2005. Kelly Engineering Resources, Kelly Management Services, Kelly HRfirst and Kelly Law Registry were the leading performers during the first nine months of 2006. However, Kelly Home Care, Kelly Staff Leasing, Automotive Services Group and Kelly IT Resources experienced revenue declines during the first nine months of 2006 as compared to the prior year. The 13% decrease in Kelly Home Care revenue was due to the closing of certain underperforming branches in the fourth quarter of 2005. The 12% decline in Kelly Staff Leasing revenue reflects the exiting of customers with high workers’ compensation risk. Challenges in the automotive industry resulted in an 8% decrease in Automotive Services Group revenue. Kelly IT Resources’ revenue decreased by 3%.

PTSA earnings from operations for the first nine months of 2006 totaled $58.6 million, an increase of 23.5% from the same period in 2005 and a 1.0 percentage point increase in the operating profit rate. This was the result of the 4.9% increase in revenue and a 0.5% increase in the gross profit rate slightly offset by a 0.1% increase in the selling, general and administrative expenses. The PTSA gross profit rate increased primarily due to reduced workers’ compensation costs at Kelly Staff Leasing and the impact of the higher margin Ayers’ outplacement business, combined with increased fee based income. Excluding the Ayers’ outplacement business, PTSA revenue would have increased 4.5% and the PTSA gross profit rate would have increased 0.3 percentage point for the first nine months of 2006.

PTSA was also impacted by the reduction in workers’ compensation expense during the first nine months of 2006, primarily due to Kelly Staff Leasing. PTSA’s share of the reduction in expense in the first nine months of 2006 was $1.7 million. A similar adjustment to workers’ compensation expense in the first nine months of 2005 was not significant.

International

	September Year-to-Date
	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$1,432.8	$1,280.3	11.9%
Earnings from Operations	18.9	9.8	92.4

Gross profit rate	17.0%	17.3%	(0.3)%
Expense rate	15.6	16.5	(0.9)
Operating profit rate	1.3	0.8	0.5

Translated U.S. dollar revenue from services in the International segment for the first nine months of 2006 totaled $1.433 billion, an 11.9% increase compared to the $1.280 billion reported in the first nine months of 2005. This resulted from an increase in hours worked of 9.8% and a 17.8% increase in fee based income, combined with a 1.7% increase in the translated U.S. dollar average hourly bill rates. Fee based income totaled $48.3 million for the first nine months of 2006 and $41.0 million for the first nine months of 2005, an increase of 17.8%. International revenue represented 34.1% of total Company revenue in the first nine months of 2006 and 32.8% in the first nine months of 2005. On a constant currency basis, revenue increased by 11.7%, average hourly bill rates increased by 1.6% and fee based income increased 18.1%.

International earnings from operations totaled $18.9 million for the first nine months of 2006, compared to earnings of $9.8 million for the same period in 2005, an improvement of 92.4% and a 0.5 percentage point increase in the operating profit rate. The 11.9% increase in revenue was partially offset by a 0.3 percentage point decrease in the gross profit rate and a 6.0% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The decrease in the International gross profit rate is due primarily to growth in pan-European corporate account business, primarily in the U.K., partially offset by changes in country sales mix and growth in fee based income. The increase in U.S. dollar reported expenses is due primarily to increased salaries.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $77 million at the end of third quarter of 2006, an increase of $13 million from the $64 million at year-end 2005. As further described below, the Company generated $59 million of cash from operating activities, used $31 million of cash in investing activities and used $15 million in financing activities.

Operating Activities

In the first nine months of 2006, the Company generated $59 million in cash from its operating activities, as compared to $15 million in the first nine months of 2005. This increase is due primarily to improved net income and slower growth in accounts receivable.

Trade accounts receivable totaled $878 million at the end of the third quarter of 2006. Global days sales outstanding at the end of the third quarter of 2006 were 56 days, an increase of one day as compared with the end of the third quarter in the prior year.

The Company’s working capital position was $463 million at the end of the third quarter of 2006, compared to $428 million at year-end 2005. The current ratio was 1.8 at the end of the third quarter of 2006 and 1.8 at year-end 2005.

Investing Activities

In the first nine months of 2006, the Company used $31 million for investing activities, compared to $45 million in the first nine months of 2005. Capital expenditures totaled $26 million for the first nine months of 2006 and $18 million for the first nine months of 2005.

Capital expenditures for 2006, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $36 and $40 million, compared to $29 million for 2005. The increase in capital expenditures is primarily due to the Company’s investment in the design and implementation of the PeopleSoft payroll, billing and accounts receivable project.

The total cost related to the PeopleSoft payroll, billing and accounts receivable project, which commenced in the fourth quarter of 2004, is expected to be approximately $44 million in capital expenditures and $25 million in selling, general and administrative expenses. Future capital expenditures for the PeopleSoft project by year are expected to be as follows: $15 million in total for 2006, $18 million in 2007 and $2 million in 2008. Selling, general and administrative expenses for the PeopleSoft project by year are expected to be as follows: $5 million in total for 2006, $9 million in 2007 and $7 million in 2008. By the end of 2008, the PeopleSoft implementation is expected to cover U.S., Canada, Puerto Rico, U.K. and Ireland operations.

During the second quarter of 2006, the Company acquired the net assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing, for $4.6 million. The transaction includes additional contingent payments of up to $2 million, payable over three years, primarily based on the achievement of certain earnings targets. The Ayers Group is included as a business unit in the Professional, Technical and Staffing Alternatives (PTSA) business segment of the Company.

During the first quarter of 2005, the Company made an $18 million investment in Tempstaff, the second largest staffing company in Japan. During the first quarter of 2006, Tempstaff became a public company on the Tokyo stock exchange. Accordingly, the investment was marked to market and the unrealized pre-tax gain at the end of the third quarter 2006 totaled $15.6 million. The gain, net of taxes, was recorded in other comprehensive income, a component of stockholders’ equity.

On October 2, 2006, the Company purchased Sony Corporation’s 40% interest in Tempstaff Kelly, Inc., a joint venture with Tempstaff and the Sony Corporation for $5 million. With the purchase of Sony Corporation’s ownership share, the Company increased its ownership interest to 49%. During the third quarter of 2005, the Company invested $1 million for a 9% interest in Tempstaff Kelly, Inc.

Financing Activities

In the first nine months of 2006, the Company used $15 million in financing activities, compared to generating $12 million in the first nine months of 2005.

Short-term debt totaled $58 million at the end of the third quarter of 2006, compared to $57 million at year-end 2005. At the end of the first nine months of 2006, debt represented approximately 8% of total capital.

During the third quarter of 2006, the Company obtained short-term financing utilizing a $5 million yen-denominated credit facility to purchase the additional 40% interest in Tempstaff Kelly, Inc. In connection with the investment in Tempstaff Kelly, Inc. in the third quarter of 2005, the Company obtained short-term financing utilizing a $1 million yen-denominated credit facility.

In connection with the investment in Tempstaff in the first quarter of 2005, the Company obtained short-term financing utilizing an $18 million yen-denominated credit facility.

New Accounting Pronouncements

Effective January 2, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“FAS 123R”), under the modified prospective method of adoption for which compensation expense related to stock options is recognized on a prospective basis. Prior period results have not been restated. See Note 6, Stock-Based Compensation, in the Notes to Financial Statements of this Quarterly Report on Form 10-Q for more information regarding the adoption of FAS 123R.

See Note 9, New Accounting Pronouncements, in the Notes to Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Contractual Obligations and Commercial Commitments

There are no material changes in the Company’s obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 10, 2006. The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company has no long-term debt and expects to meet its cash requirements, including the funding of the PeopleSoft payroll, billing and accounts receivable project, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Kelly does not hold or invest in derivative contracts. The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries, which conduct business in their local currencies. These risks are mitigated by the impact of the Company’s local currency-denominated local borrowings, which mitigate the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 3, 2006 through August 6, 2006	467	(1)	$26.81	(1)	—	—

August 7, 2006 through September 3, 2006	254	(1)	26.86	(1)	—	—

September 4, 2006 through October 1, 2006	394	(1)	27.30	(1)	—	—

Total	1,115		$26.99		—	—

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

Date: November 6, 2006

/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2006

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