Form 10-K
period 2006-12-31
KELLY SERVICES INC
filed 2007-02-14
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission file number 0-1088

KELLY SERVICES, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	38-1510762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

999 West Big Beaver Road, Troy, Michigan	48084
(Address of Principal Executive Office)	(Zip Code)

(248) 362-4444

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common	NASDAQ Global Market
Class B Common	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $636,298,624.

Registrant had 33,032,608 shares of Class A and 3,460,523 of Class B common stock, par value $1.00, outstanding as of February 6, 2007.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2007 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

Founded by William R. Kelly in 1946, we have provided staffing solutions to customers in a variety of industries throughout our 60-year history. Our range of staffing solutions and geographic coverage has grown steadily over the years to match the needs of our customers.

We have evolved from a United States-based company concentrating primarily on traditional office services into a global staffing leader with a breadth of specialty businesses. We now assign professional and technical employees in the fields of finance and accounting, education, engineering, information technology, legal, science, health and home care.

We are one of the world’s largest scientific staffing providers, and we rank among the leaders in information technology, engineering and financial staffing. These specialty service lines complement our traditional expertise in office services, contact center, light industrial and electronic assembly staffing. We also offer innovative staffing alternative solutions for our customers, including outsourcing, consulting, recruitment and vendor management services.

Headquartered in Troy, Michigan, we serve customers in 30 countries and territories. We provide temporary employment for more than 750,000 employees annually to a variety of customers around the globe—including more than 90 percent of the Fortune 500 companies.

Geographic Breadth of Services

We offer staffing solutions to a diversified group of customers through offices in the Americas (United States, Canada, Puerto Rico and Mexico); Europe (Belgium, Denmark, France, Germany, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Russia, Spain, Sweden, Switzerland, Turkey and the United Kingdom); and the Asia-Pacific region (Australia, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Singapore and Thailand).

Description of Business Segments

Our operations are divided into three principal business segments: U.S. Commercial Staffing; Professional, Technical and Staffing Alternatives, or PTSA; and International.

U.S. Commercial Staffing

Our U.S. Commercial Staffing segment includes: Kelly Office Services, offering trained employees who work in word processing and data entry, and as administrative support staff; KellyConnect, providing staff for contact centers, technical support hotlines, and telemarketing units; Kelly Educational Staffing, the first nationwide program supplying qualified substitute teachers; Kelly Marketing Services, including support staff for seminars, sales and trade shows; Kelly Electronic Assembly Services, providing technicians to serve the technology, aerospace and pharmaceutical industries; Kelly Light Industrial Services, placing maintenance workers, material handlers, assemblers and more; KellySelect, a temporary to full-time service that provides both customers and temporary staff the opportunity to evaluate the relationship before making a full-time employment decision; and KellyDirect, a permanent placement service used across all business units in the United States.

Professional, Technical and Staffing Alternatives

The PTSA segment includes a number of industry-specific services including: Kelly Automotive Services Group, placing employees in a variety of technical, non-technical, and administrative positions in major automotive manufacturers and their suppliers; Kelly Engineering Resources, supplying engineering professionals across all disciplines including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality, and telecommunications; Kelly FedSecure, placing professionals across all skills in jobs requiring security clearances; Kelly Financial Resources, serving the needs of corporate finance departments, accounting firms, and financial institutions with professional personnel; Kelly Healthcare Resources, providing all levels of healthcare specialists and professionals to work in hospitals, ambulatory care centers, HMOs, and other health insurance companies; Kelly Home Care Services, placing professionals who provide in-home care for the elderly, disabled, and those recovering from illness or injury; Kelly IT Resources, placing information technology specialists across all IT disciplines; Kelly Law Registry, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists, and legal administrators; and Kelly Scientific Resources, providing entry-level to Ph.D. professionals to a broad spectrum of scientific and clinical research industries.

Also included in the PTSA segment are: Kelly HRfirst, specializing in recruitment process outsourcing programs; Kelly HR Consulting, providing strategic human capital consulting services and solutions; Kelly Management Services, specializing in outsourcing solutions that provide operational management of entire departments or business functions; Kelly Vendor Management Solutions, streamlining the supplier base and delivering contract talent in a vendor-neutral environment; and The Ayers Group, offering outplacement services and organizational effectiveness consulting.

International

Our International segment meets the specific needs of global customers with the full range of commercial and professional and technical staffing services that are provided in the United States. Additional services include: KellyAssess, providing personnel assessment techniques for selection, promotion, and performance management; Kelly MultiHire, providing recruiting and human resources services; and KellyConnect, a contact center service. Kelly is also placing increased emphasis on cross-border recruitment opportunities.

Financial information regarding our industry segments is included in Part II, Item 8 of this report.

Business Objectives

Our staffing solutions are designed to help customers meet a variety of human resources needs in a flexible, efficient and cost-effective manner. We offer our customers high standards of quality in the staffing industry. This strong emphasis on quality is evident throughout our business objectives, including the selection of new customers, employees, and service lines.

We believe we are well equipped to understand, anticipate, and respond to our customers’ evolving staffing needs. We are constantly developing and optimizing innovative staffing solutions to help customers weather economic fluctuations, control costs, and improve productivity.

In every facet of global operations, we are committed to the acquisition and use of technology to streamline ordering, time-keeping, reporting, and other processes. Technology solutions such as Kelly eOrder, Kelly Web Time, and Kelly e-Reporting are available when and where customers need them.

It has been our mission to stay ahead of our customers’ staffing and human resources challenges by defining and solving specific staffing needs, thereby allowing companies the time and freedom to do what they do best – focus on their core businesses.

Business Operations

Service Marks

We own numerous service marks that are registered with the United States Patent and Trademark Office, the European Union Community Trademark Office and numerous individual country trademark offices.

Seasonality

Our quarterly operating results are affected by the seasonality of our customers’ businesses. Demand for staffing services historically has been lower during the first and fourth quarters, in part, as a result of holidays, and typically increases during the second and third quarters of the year.

Working Capital

We believe there are no unusual or special working capital requirements in the staffing services industry.

Customers

We are not dependent on any single customer, or a limited segment of customers. Our largest single customer accounted for approximately four percent of total revenue in 2006.

Government Contracts

Although we conduct business under various federal, state, and local government contracts, they do not account for a significant portion of our business.

Competition

The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and more than 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2006, our largest competitors were Adecco, S.A., Manpower, Inc., Randstad Holding N.V., Vedior N.V., Spherion Corporation, Allegis Group, and The Goodwill Group, Inc.

Key factors that influence our success are geographic coverage, breadth of service, quality of service, and price.

Geographic presence is of utmost importance, as temporary employees are generally unwilling to travel great distances for assignment, and customers prefer working with companies in their local market. Breadth of service has become more critical as customers seek “one-stop shopping” for all their staffing needs.

Quality of service is highly dependent on the availability of qualified, competent temporary employees, and our ability to recruit, screen, train, retain, and manage a pool of employees who match the skills required by particular customers. Conversely, during an economic downturn, we must balance competitive pricing pressures with the need to retain a qualified workforce. Price competition in the staffing industry is intense—particularly for office clerical and light industrial personnel—and pricing pressure from customers and competitors continues to be significant.

Environmental Concerns

Because we are involved in a service business, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact us.

Employees

We employ approximately 1,300 people at our corporate headquarters in Troy, Michigan, and approximately 7,500 staff members in our international network of company-owned branch offices. In 2006, we assigned more than 750,000 temporary employees with a variety of customers around the globe.

While services may be provided inside the facilities of customers, we remain the employer of record for our temporary employees. We retain responsibility for employee assignments, the employer’s share of all applicable payroll taxes and the administration of the employee’s share of these taxes.

Foreign Operations

For information regarding sales, earnings from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in the Segment Disclosures note to our consolidated financial statements, presented in Part II, Item 8 of this report.

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission, or SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our Internet website, and by responding to requests addressed to our director of investor relations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is: www.kellyservices.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

ITEM 1A. RISK FACTORS.

We operate in a highly competitive industry with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies. While the majority of our competitors are significantly smaller than us, several competitors, including Adecco S.A., Manpower Inc., Randstad Holding N.V., Vedior N.V., Spherion Corporation, Allegis Group and The Goodwill Group, Inc., have substantial marketing and financial resources. In particular, Adecco S.A. and Manpower Inc. are considerably larger than we are and, thus, have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

There has been a significant increase in the number of customers consolidating their staffing services purchases with a single provider or small group of providers. The trend to consolidate purchases has in some cases made it more difficult for us to obtain or retain customers. We also face the risk that our current or prospective customers may decide to provide similar services internally. As a result, there can be no assurance that we will not encounter increased competition in the future.

Our business is significantly affected by fluctuations in general economic conditions.

Demand for staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the other countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. We may also experience more competitive pricing pressure during periods of economic downturn. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or the other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

Our loss of major customers or the deterioration of their financial condition or prospects could have a material adverse effect on our business.

Our business strategy is increasingly focused on serving large corporate customers through high volume global service agreements. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. In addition, some of our customers are in industries, such as the automotive and manufacturing industries, that have experienced adverse business and financial conditions in recent years. The deterioration of the financial condition or business prospects of these customers could reduce their need for temporary employment services, and result in a significant decrease in the revenues and earnings we derive from these customers.

Our customer contracts contain termination provisions that could decrease our revenues and earnings.

Most of our customer contracts can be terminated by the customer on short notice without penalty. Our customers are, therefore, not contractually obligated to continue to do business with us in the future. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

We depend on our ability to attract and retain qualified temporary personnel.

We depend on our ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. We must continually evaluate our base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available in sufficient numbers and on terms of employment acceptable to us. Our success is substantially dependent on our ability to recruit and retain qualified temporary personnel.

We may be exposed to employment-related claims and losses that could have a material adverse effect on our business.

Temporary staffing services providers employ and assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:

•	discrimination and harassment;

•	employment of illegal aliens;

•	violations of wage and hour requirements;

•	retroactive entitlement to employee benefits; and

•	errors and omissions by our temporary employees, particularly for the actions of professionals such as attorneys, accountants and scientists.

We are also subject to potential risks relating to misuse of customer proprietary information, misappropriation of funds, criminal activity and other similar claims. We may incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.

Our investment in the PeopleSoft payroll, billing and accounts receivable project may not yield its intended results.

In the fourth quarter of 2004, we commenced the PeopleSoft project to replace our payroll, billing and accounts receivable information systems in the United States, Canada, Puerto Rico, the United Kingdom and Ireland. We anticipate spending approximately $69 million on the PeopleSoft project by the end of 2008. Although this technology initiative is intended to increase productivity and operating efficiencies, the PeopleSoft project may not yield its intended results. Any delays in completing, or an inability to successfully complete, this technology initiative or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition.

We are highly dependent on our senior management and the continued performance and productivity of our local management and field personnel.

We are highly dependent on the continued efforts of the members of our senior management. We are also highly dependent on the performance and productivity of our local management and field personnel. The loss of any of the members of our senior management may cause a significant disruption in our business. In addition, the loss of any of our local managers or field personnel may jeopardize existing customer relationships with businesses that use our services based on relationships with these individuals. The loss of the services of members of our senior management, local management or field personnel could have a material adverse effect on our business.

Our business is subject to extensive government regulation, which may restrict the types of employment services we are permitted to offer or result in additional tax or other costs that reduce our revenues and earnings.

The temporary employment industry is heavily regulated in many of the countries in which we operate. Changes in laws or government regulations may result in prohibition or restriction of certain types of employment services we are permitted to offer or the imposition of new or additional benefit, licensing or tax requirements that could reduce our revenues and earnings. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in laws or government regulations. Any future changes in laws or government regulations may make it more difficult or expensive for us to provide staffing services and could have a material adverse effect on our business, financial condition and results of operations.

We conduct a significant portion of our operations outside of the United States and we are subject to risks relating to our international business activities, including fluctuations in currency exchange rates.

We conduct our business in 30 countries and territories including the United States. Our operations outside the United States are subject to risks inherent in international business activities, including:

•	fluctuations in currency exchange rates;

•	varying economic and political conditions;

•	differences in cultures and business practices;

•	differences in tax laws and regulations;

•	differences in accounting and reporting requirements;

•	changing and, in some cases, complex or ambiguous laws and regulations; and

•	litigation and claims.

Our operations outside the United States are reported in the applicable local currencies and then translated into U.S. dollars at the applicable currency exchange rates for inclusion in our consolidated financial statements. Exchange rates for currencies of these countries may fluctuate in relation to the U.S. dollar and these fluctuations may have an adverse or favorable effect on our operating results when translating foreign currencies into U.S. dollars.

If we fail to maintain effective internal control over our financial reporting, we may cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to include in our Annual Report on Form 10-K a report that assesses the effectiveness of our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our Annual Report on Form 10-K is also required to include an attestation report of our independent registered public accounting firm on our management’s assessment of the effectiveness of our internal controls.

Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, our business may be harmed. Market perception of our financial condition and the trading price of our stock may also be adversely affected and customer perception of our business may suffer.

Our controlling stockholder exercises voting control over our company and has the ability to elect or remove from office all of our directors.

Terence E. Adderley, the Chairman of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 92.9% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. Mr. Adderley is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

We are not subject to most of the listing standards that normally apply to companies whose shares are quoted on the NASDAQ Global Market.

Our Class A and Class B common stock are quoted on the NASDAQ Global Market. Under the listing standards of the NASDAQ Global Market, we are deemed to be a “controlled company” by virtue of the fact that Terence E. Adderley, the Chairman of our board of directors, and certain trusts of which he acts as trustee or co-trustee have voting power with respect to more than fifty percent of our outstanding voting stock. A controlled company is not required to have a majority of its board of directors comprised of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nominations committee comprised solely of independent directors, nor do the NASDAQ Global Market listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A controlled company is also exempt from NASDAQ Global Market’s requirements regarding the determination of officer compensation by a majority of independent directors or a compensation committee comprised solely of independent directors. A controlled company is required to have an audit committee composed of at least three directors, who are independent as defined under the rules of both the Securities and Exchange Commission and the NASDAQ Global Market. The NASDAQ Global Market further requires that all members of the audit committee have the ability to read and understand fundamental financial statements and that at least one member of the audit committee possess financial sophistication. The independent directors must also meet at least twice a year in meetings at which only they are present.

We currently comply with certain of the listing standards of the NASDAQ Global Market that do not apply to controlled companies. Our compliance is voluntary, however, and there can be no assurance that we will continue to comply with these standards in the future.

Provisions in our certificate of incorporation and bylaws and Delaware law may delay or prevent an acquisition of our company.

Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, our certificate of incorporation establishes a classified or “staggered” board of directors, which means that only approximately one third of our directors are required to stand for election at each annual meeting of our stockholders. In addition, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. The acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted. In addition, our certificate of incorporation requires the approval of the holders of at least 75% of our Class B common stock for certain transactions involving our company, including a merger, consolidation or sale of all or substantially all of our assets that has not been approved by our board of directors.

Our board of directors also has the ability to issue additional shares of common stock that could significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits mergers and other business combination transactions involving 15 percent or greater stockholders of Delaware corporations unless certain board or stockholder approval requirements are satisfied. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation.

Our board of directors could choose not to negotiate with an acquirer that it did not believe was in our strategic interests. If an acquirer is discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by these or other measures, you could lose the opportunity to sell your shares at a favorable price.

The holders of shares of our Class A common stock are not entitled to voting rights.

Under our certificate of incorporation, the holders of shares of our Class A common stock are not entitled to voting rights, except as otherwise required by Delaware law. As a result, Class A common stock holders do not have the right to vote for the election of directors or in connection with most other matters submitted for the vote of our stockholders.

Our stock price may be subject to significant volatility and could suffer a decline in value.

The market price of our common stock may be subject to significant volatility. We believe that many factors, including several which are beyond our control, have a significant effect on the market price of our common stock. These include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	changes in financial estimates by securities analysts;

•	changes in general economic conditions;

•	actual or anticipated changes in laws and government regulations;

•	changes in industry trends or conditions; and

•	sales of significant amounts of our common stock or other securities in the market.

In addition, the stock market in general, and the NASDAQ Global Market in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of our management’s attention and resources. Further, our operating results may be below the expectations of securities analysts or investors. In such event, the price of our common stock may decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own our headquarters in Troy, Michigan, where corporate, subsidiary and divisional offices are currently located. The original headquarters building was purchased in 1977. Headquarters operations were expanded into additional buildings purchased in 1991, 1997 and 2001.

The combined usable floor space in the headquarters complex is approximately 350,000 square feet, and an additional 63,000 square feet is leased nearby. Our buildings are in good condition and are currently adequate for their intended purpose and use. We also own undeveloped land in Troy and Northern Oakland County, Michigan, for possible future expansion.

Branch office business is conducted in leased premises with the majority of leases being fixed for terms of generally five years in the United States and 5 to 10 years outside the United States. We own virtually all of the office furniture and the equipment used in our corporate headquarters and branch offices.

ITEM 3. LEGAL PROCEEDINGS.

In November, 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly owned subsidiary of Kelly, which had invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance and that Kelly Properties, Inc. received prepayment of approximately $10 million. In June 2005, defendants’ motion to dismiss was denied. We intend to vigorously defend against these claims. We believe we have meritorious defenses to the asserted claims but we are unable to predict the outcome of the proceedings.

We are also involved in various legal proceedings occurring in the normal course of our business. In the opinion of management, adequate provision has been made for losses that are likely to result from these proceedings.

Disclosure of Certain IRS Penalties

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

Our Class A and Class B common stock is traded on the NASDAQ Global Market under the symbols “KELYA” and “KELYB,” respectively. The high and low selling prices for our Class A common stock and Class B common stock as quoted by the NASDAQ Global Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2006
Class A common
High	$28.07	$28.75	$30.00	$30.39	$30.39
Low	25.55	25.71	25.75	26.99	25.55
Class B common
High	28.78	30.35	27.85	32.71	32.71
Low	25.15	25.12	26.00	27.35	25.12
Dividends	.10	.10	.125	.125	.45

2005
Class A common
High	$30.76	$29.95	$30.68	$31.18	$31.18
Low	27.61	25.30	27.53	25.84	25.30

Class B common
High	30.85	31.57	30.75	31.95	31.95
Low	28.00	26.60	23.50	27.59	23.50

Dividends	.10	.10	.10	.10	.40

Holders

The number of holders of record of our Class A and Class B common stock were 5,424 and 427, respectively, as of February 6, 2007.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 2, 2006 through November 5, 2006	389	(1)	$28.80	(1)	—	—
November 6, 2006 through December 3, 2006	6,472	(1)	28.80	(1)	—	—
December 4, 2006 through December 31, 2006	22	(1)	29.80	(1)	—	—

Total	6,883		$28.80		—	—

(1)	These shares were not purchased through a publicly announced plan. The shares were “repurchased” in connection with the vesting of restricted shares, where the employee satisfied his or her tax obligation by authorizing us to withhold the appropriate number of shares, and we issued to the employee the net difference between the shares due upon vesting and the withheld shares.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P MidCap 400 Index and the S&P Composite 1500 Employment Services Index for the five years ended December 31, 2006. The graph assumes an investment of $100 on December 31, 2001 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Assumes Initial Investment of $100

December 31, 2001 – December 31, 2006

	2001	2002	2003	2004	2005	2006
Kelly Services, Inc.	$100.00	$114.72	$134.66	$144.41	$127.22	$142.74
S&P MidCap 400 Index	$100.00	$85.47	$115.93	$135.06	$152.01	$167.69
S&P Composite 1500 Employment Services Index	$100.00	$74.82	$112.06	$134.55	$156.57	$187.24

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years. This table should be read in conjunction with the other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements included elsewhere in this report.

(In millions except per share amounts)	2006	2005	2004 (1)	2003	2002
Revenue from services	$5,605.8	$5,251.7	$4,932.7	$4,270.5	$3,991.7
Earnings from continuing operations	57.4	36.3	19.5	3.0	18.3
Earnings from discontinued operations, net of tax (3)	6.1	3.0	1.7	1.9	0.2
Net earnings	63.5	39.3	21.2	4.9	18.5

Basic earnings per share:
Earnings from continuing operations	1.59	1.02	0.55	0.08	0.51
Earnings from discontinued operations	0.17	0.08	0.05	0.06	0.01
Net earnings	1.76	1.10	0.60	0.14	0.52

Diluted earnings per share:
Earnings from continuing operations	1.58	1.01	0.55	0.08	0.51
Earnings from discontinued operations	0.17	0.08	0.05	0.06	0.00
Net earnings	1.75	1.09	0.60	0.14	0.51

Dividends per share
Classes A and B common	0.45	0.40	0.40	0.40	0.40

Working capital (2)	463.3	428.0	413.1	380.2	357.8
Total assets	1,469.4	1,312.9	1,249.8	1,139.2	1,073.2
Total noncurrent liabilities	142.6	119.9	115.8	111.7	90.2

(1)	Fiscal year included 53 weeks.
(2)	Beginning in 2005, restricted stock was reclassified from accrued payroll and related taxes to additional paid-in capital, long-term deferred rent was reclassified from accounts payable to other long-term liabilities and long-term accrued disability was reclassified from accrued payroll and related taxes to other long-term liabilities. Prior periods were reclassified for comparability. The effect of these reclassifications was to increase working capital by $7.9 million in 2004, $6.9 million in 2003 and $6.4 million in 2002.
(3)	As discussed in Note 3 to the financial statements, Kelly Staff Leasing (“KSL”), a business unit of the Professional, Technical and Staffing Alternatives (“PTSA”) segment, was sold effective December 31, 2006 for an after-tax gain of $2.3 million. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the gain on the sale as well as KSL’s results of operations for the current and prior periods have been reported as discontinued operations in the Company’s Statements of Earnings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

The year 2006 began with robust growth in U.S. gross domestic product, which slowed considerably by midyear, and then strengthened somewhat in the fourth quarter. According to the Bureau of Labor Statistics, while overall job creation remained healthy throughout the year, temporary employment experienced slowing growth.

With approximately two-thirds of our revenue coming from the U.S. market, Kelly’s performance reflected this economic pattern. Revenue grew by nearly 8% in the first six months of 2006, then slowed to less than 1% growth in the last half of the year. However, fee based income increased significantly on the strength of permanent hiring throughout the year.

Despite the economic slowdown, our U.S. Commercial Staffing and Professional, Technical and Staffing Alternatives (“PTSA”) segments reported solid earnings increases on the strength of improved gross profit margins. At the same time, healthy global economies helped spur growth in our International business segment, which delivered strong revenue and earnings growth in each of the year’s four quarters.

During the year, we reviewed, revised, and aggressively pursued implementation of our strategic plan, taking the following actions:

•

We increased our investment in Tempstaff Co., Ltd. (“Tempstaff”), one of the largest temporary staffing firms in Japan. This investment strengthens our strategic alliance in the Japanese market and enhances our ability to serve global customers.

•	We also increased our ownership interest in Tempstaff Kelly, Inc. (“Tempstaff Kelly”), a joint venture with Tempstaff, to 49%.

•	We acquired The Ayers Group, a New York-based outplacement firm, to further diversify across more recession-resistant businesses and increase our higher-margin services.

•	As part of an effort to selectively divest certain non-core businesses, we sold our staff leasing business unit and will continue to look for other opportunities to re-deploy assets in the future.

As we begin 2007, global demand for permanent staff remains strong. Building on these economic trends, we will continue to increase our international presence through geographic expansion and further globalization of the PTSA businesses.

Results of Operations

2006 versus 2005

Revenue from services for 2006 totaled $5.606 billion, an increase of 6.7% from 2005. This was the result of an increase in average hourly bill rates of 0.7% and an increase in hours worked of 5.8%. Fee based income, which is included in revenue from services, totaled $103.5 million, or 1.8% of total revenue for 2006, an increase of 22.9% as compared to $84.2 million in 2005. Revenue from services increased in each of our three business segments: U.S. Commercial Staffing, PTSA and International.

Compared to 2005, the U.S. dollar was weaker against many foreign currencies, including the euro, the British pound and the Australian dollar. As a result, our U.S. dollar translated revenue from services was slightly higher than would have otherwise been reported. On a constant currency basis, 2006 revenue from services increased 6.1% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2006:

	Revenue from Services
	2006	2005	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$2,524.5	$2,437.0	3.6%
PTSA	1,137.8	1,090.3	4.4
International - Constant Currency	1,911.9	1,724.4	10.9

Revenue from Services - Constant Currency	5,574.1	5,251.7	6.1
Foreign Currency Impact	31.6	—

Revenue from Services	$5,605.8	$5,251.7	6.7%

We believe that constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

Gross profit of $925.2 million was 9.0% higher than 2005. Gross profit as a percentage of revenues was 16.5% in 2006 and increased 0.3 percentage point compared to the 16.2% rate recorded in the prior year. This reflected increases in the gross profit rates of the U.S. Commercial and PTSA segments, partially offset by a slight decrease in the International segment gross profit rate.

The improvement in the gross profit rate in the U.S. Commercial Staffing and PTSA segments is due, in part, to higher fee based income and lower workers’ compensation costs. The improvement in workers’ compensation costs resulted from both better experience on new claims in 2006 as compared to the prior year, as well as adjustments to open claims from prior years. We regularly update our estimates of the ultimate cost of open workers’ compensation claims. As a result, during 2006, we reduced the estimated cost of prior year workers’ compensation claims by $7.7 million. This compares to a similar adjustment reducing prior year workers’ compensation claims by $1.7 million in 2005.

Fee based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

Selling, general and administrative expenses of $846.2 million were 6.1% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenues were 15.1% in 2006, a 0.1 percentage point decrease compared to the 15.2% rate in 2005. As measured on a constant currency basis, selling, general and administrative expenses increased 5.6% compared to the prior year.

The increase in selling, general and administrative expenses is due primarily to growth in compensation-related costs. In addition, information technology costs increased, reflecting the ongoing design and implementation of the PeopleSoft project, which will replace our current payroll, billing and accounts receivable systems.

Effective with the first quarter of 2006, we began charging U.S. Commercial Staffing and PTSA, as well as Canada and Puerto Rico in the International segment, for payroll, billing and accounts receivable costs. These costs were previously included in Corporate Expense, and prior periods were revised for comparability. This change had no effect on total Company results and is more fully described in the footnotes to the financial statements.

Other income, net for 2006 was income of $1.5 million, compared to expense of $187 thousand in 2005. The improvement is primarily attributable to an increase in interest income related to higher U.S. interest rates earned on higher cash balances compared to last year, combined with dividends received on our investment in Tempstaff during 2006.

The effective income tax rate on continuing operations for 2006 was 28.7%, slightly lower than last year’s rate of 29.0%. During the fourth quarter of 2006, Congress passed the extension of Work Opportunity Credits, retroactive to the beginning of 2006. Therefore, the effective tax rates for both 2006 and 2005 reflect the inclusion of a full year’s impact of these credits.

Earnings from continuing operations were $57.4 million in 2006, compared to $36.3 million in 2005. During the fourth quarter of 2006, we sold Kelly Staff Leasing, or KSL. Accordingly, 2005 results of operations were revised to remove KSL’s operating results from continuing operations. Earnings from discontinued operations, which include KSL’s operating results, as well as the gain on the sale of KSL, net of tax, totaled $6.1 million for 2006, compared to $3.0 million in 2005.

Net earnings in 2006 were $63.5 million, or a 61.7% increase compared to 2005. Diluted earnings per share in 2006 were $1.75, as compared to diluted earnings per share of $1.09 in 2005.

U.S. Commercial Staffing

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$2,524.5	$2,437.0	3.6%
Earnings from Operations	132.2	118.9	11.2

Gross profit rate	15.5%	15.1%	0.4%
Expense rate	10.3	10.2	0.1
Operating profit rate	5.2	4.9	0.3

Revenue from services in the U.S. Commercial Staffing segment totaled $2.524 billion for 2006, a 3.6% increase compared to the $2.437 billion reported for 2005. This reflected a 3.4% increase in average hourly bill rates and a 0.1% increase in hours worked. Fee based income totaled $15.6 million in 2006, compared to $11.7 million in 2005, an increase of 33.3%. Year-over-year revenue comparisons reflect increases of 9.4% in the first quarter, 6.1% in the second quarter and 1.0% in the third quarter, and a decrease of 1.3% in the fourth quarter. U.S. Commercial Staffing revenue from services represented 45.0% of total Company revenue from services for 2006 and 46.4% for 2005.

U.S. Commercial Staffing earnings from operations totaled $132.2 million for 2006 compared to earnings of $118.9 million last year, an increase of 11.2%. The increase in earnings from operations was primarily attributable to the 3.6% increase in revenue and a 0.4 percentage point increase in the gross profit rate, partially offset by a 4.3% increase in selling, general and administrative expenses. The increase in the gross profit rate was principally due to reduced workers’ compensation costs and increased fee based income.

As noted above, we revised our estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in 2006. Of the total $7.7 million expense reduction in 2006, $7.0 million was credited to U.S. Commercial Staffing. This compares to a similar adjustment reducing expense by $1.5 million in 2005.

Selling, general and administrative expenses increased by 4.3% as compared to the prior year and, as a percentage of revenues, were 10.3% for 2006 and 10.2% for 2005. The increase in selling, general and administrative expenses was due primarily to the growth in salaries and related costs.

Professional, Technical and Staffing Alternatives

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$1,137.8	$1,090.3	4.4%
Earnings from Operations	73.8	60.9	21.2

Gross profit rate	17.7%	17.0%	0.7%
Expense rate	11.3	11.5	(0.2)
Operating profit rate	6.5	5.6	0.9

Revenue from services in the Professional, Technical and Staffing Alternatives segment for 2006 totaled $1.138 billion, an increase of 4.4% compared to the $1.090 billion reported in 2005. This reflected an increase in average billing rates of 1.7% and an increase in hours worked of 2.4% for the professional and technical staffing businesses. Fee based income totaled $23.3 million in 2006 and $20.0 million in 2005. On a year-over-year basis, revenue increased 10.4% in the first quarter, 4.7% in the second quarter, 1.6% in the third quarter and 1.1% in the fourth quarter. PTSA revenue represented 20.3% of total Company revenue in 2006 and 20.8% in 2005. PTSA’s results for 2006 and 2005 have been revised to reflect the sale of KSL.

Kelly Engineering Resources, Kelly Management Services, Kelly HRfirst, HR Consulting and Kelly Law Registry were the leading performers in 2006, with each business unit reporting double digit revenue growth. Revenue in Kelly Home Care declined 9.8%, which was attributable to the closing of 22 under-performing branches in the fourth quarter of 2005. Challenges in the automotive industry continue to negatively impact the Automotive Services Group, where revenue decreased 7.5%. Kelly IT Resources and Kelly Scientific Resources reported year-over-year revenue declines of 7.5% and 2.8%, respectively, in 2006.

PTSA earnings from operations for 2006 totaled $73.8 million, an increase of 21.2% from 2005 and a 0.9 percentage point improvement in the operating profit rate. This was the result of the 4.4% increase in revenue and a 0.7 percentage point improvement in the gross profit rate, partially offset by a 2.5% increase in selling, general and administrative expenses.

The PTSA gross profit rate increased primarily due to growth in fee based income, changes in business mix and the impact of the higher margin Ayers’ outplacement business, the New York-based career management business acquired in the second quarter of 2006. Excluding the Ayers’ outplacement business, PTSA revenue would have increased 3.8% and the PTSA gross profit rate would have increased 0.4 percentage point for 2006. PTSA also benefited from the reduction in workers’ compensation expense during 2006. PTSA’s share of the reduction in expense in 2006 was approximately $800 thousand, compared to a similar adjustment in 2005 of approximately $200 thousand.

The increase in selling, general and administrative expenses was due to the impact of the Ayers’ outplacement business and increased staffing costs related to adding permanent recruiters, partially offset by reduced expenses at the Kelly Home Care business unit.

International

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$1,943.5	$1,724.4	12.7%
Earnings from Operations	26.7	14.5	84.2

Gross profit rate	17.1%	17.2%	(0.1)%
Expense rate	15.7	16.3	(0.6)
Operating profit rate	1.4	0.8	0.6

Translated U.S. dollar revenue from services in International for 2006 totaled $1.944 billion, a 12.7% increase compared to the $1.724 billion reported in 2005. This resulted from a 23.2% increase in fee based income and an increase in hours worked of 14.5%, partially offset by a decrease in the translated U.S. dollar average hourly bill rates of 1.8%. The decrease in average hourly bill rates is due to significant growth in countries with lower wage levels, such as India, Malaysia and Mexico. Fee based income totaled $64.6 million in 2006 and $52.4 million in 2005. International revenue represented 34.7% of total Company revenue in 2006 and 32.8% in 2005.

On a constant currency basis, revenue increased by 10.9%, fee based income increased 21.5% and average hourly bill rates decreased 3.4% from 2005. Constant currency year-over-year revenue comparisons reflect increases of: 12.6% in the first quarter, 11.8% in the second quarter, 10.8% in the third quarter and 8.4% in the fourth quarter.

Year-over-year constant currency revenue growth was positive in all regions. Asia Pacific increased by 16.6%, Europe increased by 13.3% and the Americas increased by 0.9%. The growth in Asia Pacific revenue was fueled by the Company’s operations in Australia, India and Malaysia. Branch openings and new accounts contributed to the sales growth in India. Sales in continental Europe remained strong, excluding U.K./Ireland, which experienced a 0.3% decrease on a constant currency basis. In the Americas, sales growth was positive for Canada and Mexico and significantly declined in Puerto Rico. Puerto Rico’s economy remains under significant pressure due to the loss of manufacturing jobs, as well as the uncertainty surrounding government spending and budget constraints.

International earnings from operations in 2006 totaled $26.7 million, an increase of 84.2% compared to net earnings of $14.5 million last year and a 0.6 percentage point improvement in the operating profit rate. The 12.7% increase in revenue was partially offset by a 8.5% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The International gross profit rate for 2006 was generally unchanged from last year. Improvements in country sales mix and growth in fee based income were offset by the effects of growth in pan-European corporate account business, which carries a lower gross profit rate, principally in the United Kingdom. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs.

Many of our large corporate accounts and pan-European customers have negotiated high volume global service agreements, which tend to result in lower gross profit rates than those earned with our small and medium size customers. However, these accounts typically also have lower administrative costs due to economies of scale, and can yield an operating margin similar to that realized with small or medium size customers. Our strategy is focused on serving and growing large corporate and local accounts. As customer mix shifts to larger accounts, our average gross margins tend to decrease.

On January 24, 2007, our Chief Executive Officer authorized a restructuring plan for our United Kingdom operations. The plan is the result of management’s strategic review of our operations in the United Kingdom which identified under-performing branch locations and the opportunity for additional operational cost savings. The plan will result in the net closure of 22 branch locations and the consolidation of our headquarters operations in the United Kingdom into a single location. We expect that the plan will be completed no later than the second quarter of 2007.

We currently estimate that we will incur total pre-tax charges associated with these actions of $6 million to $7 million, including $4.7 million to $5.7 million in facility exit costs, approximately $0.8 million of accelerated depreciation of leasehold and personal property in locations to be closed and $0.5 million in severance and other related expenses. We expect that such charges will be recorded primarily in the first quarter of 2007. The total estimated expense of $6 million to $7 million includes anticipated future cash expenditures of $5 million to $6 million.

Results of Operations

2005 versus 2004

Revenue from services for the 52 weeks in 2005 totaled $5.252 billion, an increase of 6.5% from the 53 weeks in 2004. This was the result of an increase in average hourly bill rates of 4.0% and an increase in hours worked of 2.0%. Fee based income totaled $84.2 million, or 1.6% of total revenue for 2005, an increase of 25.8% as compared to $66.9 million in 2004. Revenue from services increased in each of our three business segments: U.S. Commercial Staffing, PTSA and International.

Although the U.S. dollar generally strengthened during 2005, compared to 2004 the U.S. dollar was weaker against many foreign currencies, including the Australian and Canadian dollar. As a result, our U.S. dollar translated revenue from services was slightly higher than would have otherwise been reported. On a constant currency basis, 2005 revenue from services increased 6.0% as compared with 2004. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2005 on a 52- versus 53-week reported basis:

	Revenue from Services
	2005 (52 weeks)	2004 (53 weeks)	% Change
	(In millions of dollars)
U.S. Commercial Staffing	$2,437.0	$2,327.6	4.7%
PTSA	1,090.3	982.3	11.0
International - Constant Currency	1,702.1	1,622.7	4.9

Revenue from Services - Constant Currency	5,229.4	4,932.7	6.0
Foreign Currency Impact	22.3	—

Revenue from Services	$5,251.7	$4,932.7	6.5%

The 2004 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. On a constant currency basis adjusted for the 53rd week in 2004, revenue increased in 2005 by 7.4%. We believe these measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations and the extra week included in the 2004 fiscal year. Constant currency results are calculated by translating the current year results at prior year average exchange rates. Adjusted 52-week revenue is calculated by excluding the last week of the 2004 fiscal year. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2005 on a 52-week adjusted basis for 2004:

	Revenue from Services
	2005	2004			% Change
	Reported Revenue 52 Weeks	Reported Revenue 53 Weeks	Less: 53rd Week Revenue	Adjusted Revenue 52 Weeks
	(In millions of dollars)
U.S. Commercial Staffing	$2,437.0	$2,327.6	$29.9	$2,297.7	6.1%
PTSA	1,090.3	982.3	13.3	969.0	12.5
International - constant currency	1,702.1	1,622.7	18.2	1,604.5	6.1

Revenue from services - constant currency	5,229.4	4,932.7	61.5	4,871.1	7.4
Foreign currency impact	22.3	—

Revenue from services	$5,251.7	$4,932.7	$61.5	$4,871.1	7.8%

Gross profit of $849.1 million was 7.6% higher than 2004. Gross profit as a percentage of revenues was 16.2% in 2005 and increased 0.2 percentage point compared to the 16.0% rate recorded in 2004. This reflected increases in the gross profit rates of the U.S. Commercial and International segments, partially offset by a decrease in the PTSA segment gross profit rate. The increase in the gross profit rate was due to lower workers’ compensation costs in the U.S. Commercial segment and higher fee based income, particularly in the International segment, partially offset by changes in business unit mix and rates in the PTSA segment.

Selling, general and administrative expenses of $797.8 million were 5.2% higher than the prior year. Selling, general and administrative expenses expressed as a percentage of revenues were 15.2% in 2005, a 0.2 percentage point decrease compared to the 15.4% rate in 2004. As measured on a constant currency basis, selling, general and administrative expenses increased 4.9% compared to the prior year. The increase in selling, general and administrative expenses is due primarily to growth in compensation-related costs. In addition, information technology costs increased, reflecting the start of work on the PeopleSoft project, a software implementation project intended to replace our current payroll, billing and accounts receivable systems.

Other income (expense), net for 2005 was expense of $187 thousand, compared to $861 thousand in 2004. The change is primarily attributable to an increase in interest income due to higher U.S. interest rates earned on the cash balances compared to 2004.

Earnings from continuing operations before taxes were $51.1 million, an increase of 68.9% from 2004. Earnings from continuing operations before taxes averaged 1.0% of revenues in 2005 and 0.6% of revenues in 2004. The effective income tax rate for 2005 was 29.0%, a decrease from 2004’s rate of 35.6%. The lower effective tax rate is due primarily to the favorable resolution of certain U.S. federal, state and international income tax matters in 2005.

Net earnings in 2005 were $39.3 million, or a 85.1% increase compared to 2004. Diluted earnings per share in 2005 were $1.09, as compared to diluted earnings per share of $0.60 in 2004.

U.S. Commercial Staffing

	2005 (52 weeks)	2004 (53 weeks)	Change
	(In millions of dollars)
Revenue from Services	$2,437.0	$2,327.6	4.7%
Earnings from Operations	118.9	103.3	15.1

Gross profit rate	15.1%	14.5%	0.6%
Expense rate	10.2	10.1	0.1
Operating profit rate	4.9	4.4	0.5

Revenue from services in the U.S. Commercial Staffing segment totaled $2.437 billion for the 52 weeks in 2005, a 4.7% increase compared to the $2.328 billion reported for the 53 weeks in 2004. This reflected a 3.5% increase in average hourly bill rates and a 1.0% increase in hours worked. Fee based income totaled $11.7 million in 2005, compared to $8.1 million in 2004, an increase of 44.6%. Year-over-year revenue comparisons reflect increases of: 2.9% in the first quarter, 3.6% in the second quarter, 7.9% in the third quarter and 4.3% in the fourth quarter. On an adjusted 52-week basis for 2004, revenue from services increased 6.1% year over year and on an adjusted 13-week basis, fourth quarter revenue from services increased 9.5% year over year.

U.S. Commercial Staffing revenue from services represented 46.4% of total Company revenue from services for 2005 and 47.2% for 2004.

U.S. Commercial Staffing earnings from operations totaled $118.9 million for 2005 compared to earnings of $103.3 million in 2004, an increase of 15.1%. The increase in earnings from operations was primarily attributable to the 4.7% increase in revenue and a 0.6 percentage point increase in the gross profit rate, partially offset by a 5.7% increase in selling, general and administrative expenses. The increase in the gross profit rate was principally due to improved pricing, lower workers’ compensation costs and increased fee based income.

Selling, general and administrative expenses increased by 5.7% as compared to 2004 and, as a percentage of revenues, were 10.2% for 2005 and 10.1% for 2004. The increase in selling, general and administrative expenses was due primarily to the growth in salaries.

Professional, Technical and Staffing Alternatives

	2005 (52 weeks)	2004 (53 weeks)	Change
	(In millions of dollars)
Revenue from Services	$1,090.3	$982.3	11.0%
Earnings from Operations	60.9	56.0	8.6

Gross profit rate	17.0%	17.7%	(0.7)%
Expense rate	11.5	12.0	(0.5)
Operating profit rate	5.6	5.7	(0.1)

Revenue from services in the PTSA segment for the 52 weeks in 2005 totaled $1.090 billion, an increase of 11.0% compared to the $982 million reported for the 53 weeks in 2004. This reflected a 5.8% increase in average hourly bill rates and a 4.5% increase in hours worked. Fee based income totaled $20.0 million in 2005 and $16.3 million in 2004. Year-over-year revenue comparisons reflect increases of: 17.4% in the first quarter, 11.4% in the second quarter, 10.6% in the third quarter and 5.7% in the fourth quarter. On an adjusted 52-week basis for 2004, revenue from services increased 12.5% year over year and on an adjusted 13-week basis, fourth quarter revenue from services increased 11.3% year over year.

PTSA revenues from services represented 20.8% of total Company revenues in 2005 and 19.9% in 2004.

During 2005, over half of the PTSA business units exhibited double-digit revenue growth as compared to 2004. Kelly Engineering Resources, Kelly IT Resources, Vendor Management Services and Kelly HRfirst continued to be the leading performers in 2005. However, the Automotive Services Group, Kelly Law Registry, and Kelly Home Care experienced revenue declines during 2005 as compared to the prior year. The Automotive Services Group was impacted by the recent reductions in the automotive industry in 2005. The year-over-year decline in Kelly Law Registry revenue was attributable to the completion of major projects that were on-going in 2004.

PTSA earnings from operations for 2005 totaled $60.9 million and increased 8.6% from the same period in 2004. This was the result of the 11.0% increase in revenue from services, partially offset by a 0.7 percentage point decrease in the gross profit rate and a 5.8% increase in selling, general and administrative expenses. The decrease in the gross profit rate was due to changes in business unit mix and declines in the gross profit rates, particularly at Kelly Engineering Resources and Kelly Law Registry, partially offset by growth in fee based income. The 5.8% increase in selling, general and administrative expenses was primarily due to increased salaries related to volume growth and new branch openings. Selling, general and administrative expenses as a percent of revenues improved to 11.5% for 2005 from 12.0% for 2004.

International

	2005 (52 weeks)	2004 (53 weeks)	Change
	(In millions of dollars)
Revenue from Services	$1,724.4	$1,622.7	6.3%
Earnings from Operations	14.5	10.8	33.6

Gross profit rate	17.2%	17.0%	0.2%
Expense rate	16.3	16.4	(0.1)
Operating profit rate	0.8	0.7	0.1

Translated U.S. dollar revenue from services in the International segment for the 52 weeks in 2005 totaled $1.724 billion, a 6.3% increase compared to the $1.623 billion reported for the 53 weeks in 2004. This resulted from an increase in the translated U.S. dollar average hourly bill rates of 3.1% and an increase in hours worked of 2.6%. Fee based income totaled $52.4 million in 2005 and $42.5 million in 2004. International revenue from services represented 32.8% of total Company revenues in 2005 and 32.9% in 2004.

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

International earnings totaled $14.5 million for 2005, compared to $10.8 million for 2004. This reflected the 6.3% increase in revenue from services, combined with a 0.2 percentage point increase in the gross profit rate, which was partially offset by a 5.9% increase in expenses, as measured in U.S. dollars. International results generally improved as the year progressed. The segment recorded earnings of $48 thousand in the first quarter, $3.9 million in the second quarter, $5.8 million in the third quarter and $4.7 million in the fourth quarter. The increase in the International gross profit rate is due primarily to increased fee-based income and improvements in country sales mix, offset by slightly lower gross profit rates in several countries.

The increase in U.S. dollar reported expenses is due primarily to increased salaries. On a constant currency basis, expenses increased by 4.8%. Selling, general and administrative expenses as a percent of revenue were 16.3% in 2005, compared to 16.4% in 2004.

Results of Operations

Financial Condition

Historically, we have financed our operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $118 million at the end of 2006, an increase of $54 million from the $64 million at year-end 2005. As further described below, during 2006, we generated $116 million of cash from operating activities, used $65 million of cash in investing activities and generated $1 million from financing activities.

Operating Activities

In 2006, we generated $116 million in cash from our operating activities, as compared to $21 million in 2005 and $55 million in 2004. The strong improvement was due to higher net earnings and lower growth of accounts receivable.

Trade accounts receivable totaled $838 million at the end of 2006. Global days sales outstanding, calculated on a full-year basis, were 54 days, a two-day improvement over 2005. For the fourth quarter, days sales outstanding were 53 days for 2006, the same as in 2005.

Our working capital position was $463 million at the end of 2006, an increase of $35 million from year-end 2005. The current ratio was 1.8 at the end of 2006 and 2005.

Investing Activities

In 2006, we used $65 million for investing activities, compared to $52 million in 2005 and $37 million in 2004. Capital expenditures for 2006 totaled $46 million, up 60% from the $29 million spent in 2005 and up 24% from the $37 million spent in 2004. Capital expenditures for 2006 primarily related to our information technology programs and branch openings, refurbishments and relocations. We expect capital spending in 2007 to total between $43 and $45 million. This level reflects continued spending associated with implementation of the PeopleSoft payroll, billing and accounts receivable project.

The total cost related to the PeopleSoft payroll, billing and accounts receivable project, which commenced in the fourth quarter of 2004, is expected to be approximately $44 million in capital expenditures and $25 million in selling, general and administrative expenses. In 2006, costs related to the project amounted to $16 million in capital expenditures and $5 million in selling, general and administrative expenses. Future capital expenditures for the PeopleSoft project by year are expected to be approximately $18 million in 2007 and $2 million in 2008. Selling, general and administrative expenses for the PeopleSoft project are expected to be approximately $9 million in 2007 and $7 million in 2008. By the end of 2008, the PeopleSoft implementation is expected to cover U.S., Canada, Puerto Rico, U.K. and Ireland operations.

During the second quarter of 2006, we acquired the net assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing, for $4.6 million. The transaction includes additional contingent payments of up to $1.3 million, payable over two years, primarily based on the achievement of certain earnings targets. The Ayers Group is included as a business unit in the PTSA business segment.

During the fourth quarter of 2006, we purchased an additional 1.6% interest in Tempstaff for $16 million, bringing the total investment to 4.9%. During the first quarter of 2005, the Company made an $18 million investment to acquire an initial 3.3% interest in Tempstaff.

Also during the fourth quarter of 2006, we purchased Sony Corporation’s 40% interest in Tempstaff Kelly, a joint venture with Tempstaff and the Sony Corporation, for $5 million. With the purchase of Sony Corporation’s ownership share, we increased our ownership interest to 49%. Accordingly, earnings from continuing operations for 2006 include our equity earnings in Tempstaff Kelly, Inc. from the date of acquisition. During the third quarter of 2005, we invested $1 million for an initial 9% interest in Tempstaff Kelly.

Financing Activities

In 2006, we generated $1 million from financing activities, as compared to generating $20 million in 2005 and using $14 million in 2004. Short-term debt totaled $69 million at year-end 2006, compared to $57 million at year-end 2005. At the end of 2006, debt represented approximately 8% of total capital.

In connection with the additional investment in Tempstaff in the fourth quarter of 2006, we obtained short-term financing utilizing a $16 million yen-denominated credit facility. During the third quarter of 2006, we obtained short-term financing utilizing a $5 million yen-denominated credit facility to purchase the additional 40% interest in Tempstaff Kelly, Inc.

In connection with the investment in Tempstaff in the first quarter of 2005, we obtained short-term financing utilizing an $18 million yen-denominated credit facility. In connection with the investment in Tempstaff Kelly, Inc. in the third quarter of 2005, we obtained short-term financing utilizing a $1 million yen-denominated credit facility.

As of year-end 2006, we had $119 million of committed unused credit facilities. In November, 2005, we entered into a $150 million five-year, unsecured multi-currency revolving credit facility which may be used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under this facility is 40 basis points over local LIBOR. This credit facility contains requirements for a maximum leverage ratio and a minimum leverage ratio, both of which were met at December 31, 2006. At year-end 2006, we had additional uncommitted one-year credit facilities totaling $23 million, under which we had borrowed less than $100 thousand.

We intend to continue our expansion program, adding additional countries or service lines through organic growth and small strategic acquisitions. Targeted areas include Eastern Europe and Asia-Pacific.

Dividends paid per common share were $0.45 in 2006, $0.40 in 2005 and $0.40 in 2004.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2006:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$165,400	$50,600	$68,400	$30,800	$15,600
Short-term borrowings	68,900	68,900	—	—	—
Accrued insurance	81,500	24,200	26,200	17,200	13,900
Accrued retirement benefits	78,100	6,100	12,500	12,600	46,900
Other long-term liabilities	5,100	600	1,400	1,400	1,700
Purchase obligations	17,800	16,000	1,800	—	—

Total	$416,800	$166,400	$110,300	$62,000	$78,100

We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

We continue to carry no long-term debt and expect to meet our cash requirements principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

Critical Accounting Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. In this process, it is necessary for us to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and the attached notes. Actual results can differ from assumed and estimated amounts.

Critical accounting estimates are those that we believe require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those estimates may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following estimates to be most critical in understanding the judgments involved in preparing our consolidated financial statements.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. As of year-end 2006 and 2005, the allowance for uncollectible accounts receivable was $16.8 million and $16.6 million, respectively.

Workers’ Compensation

We have a combination of insurance and self-insurance contracts under which we effectively bear the first $500,000 of risk per single accident, except in the state of California, where we bear the first $750,000 of risk per single accident beginning in 2005. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on our historical claims experience, as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors.

We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are adequate, there can be no assurances that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation was $81.5 million and $88.6 million at year-end 2006 and 2005, respectively.

Goodwill

Goodwill is tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Should circumstances change or events occur to indicate that the fair value of the reporting unit has fallen below its book value, we must then compare the estimated fair value of goodwill to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income.

We completed our impairment tests during the fourth quarter of the 2006 and 2005 fiscal years and determined that goodwill is not impaired. This test required comparison of our estimated fair value to our book value of goodwill. The estimated fair value was based on a discounted cash flows analysis. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our balance sheet. At year-end 2006 and 2005, total goodwill amounted to $96.5 million and $88.2 million, respectively.

Income Taxes

Income tax expense is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals when, despite our belief that reported taxable income is fully supportable, we believe that challenges are probable and that we may not succeed. We adjust these accruals in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of accrual provisions and changes to accruals that we consider appropriate, as well as related interest and penalties. A number of years may elapse before a particular matter, for which we have established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of tax contingencies. Favorable or unfavorable settlement of any particular issue would be recognized as an increase or decrease to our income tax expense in the year of resolution. Our tax accruals are presented in the balance sheet within income and other taxes.

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

New Accounting Pronouncements

See Note 18 to our consolidated financial statements presented in Part II, Item 8 of this report for a description of new accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by us that may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company and economic and market factors in the countries in which we do business, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, material changes in demand from large corporate customers, availability of temporary workers with appropriate skills required by customers, increases in wages paid to temporary workers, liabilities for client and employee actions, foreign currency fluctuations, changes in laws and regulations (including federal, state and international tax laws), our ability to effectively implement and manage our information technology programs, and our ability to successfully expand into new markets and service lines. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold or invest in derivative contracts. We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies. These risks are mitigated by the use of our multi-currency line of credit. This credit facility is used to borrow in local currencies, which mitigates the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit.

We are exposed to market risk as a result of our obligation to pay benefits under our nonqualified deferred compensation plan and our related investments in company-owned variable universal life insurance policies. The obligation to employees increases and decreases based on movements in the equity and debt markets. The investments in mutual funds, as part of the company-owned variable universal life insurance policies, are designed to mitigate this risk with offsetting gains and losses.

Overall, our holdings and positions in market risk-sensitive instruments do not subject us to material risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 33 of this filing and are presented in pages 34-60.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the financial statements on page 34 of this report.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accountant Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant” and “Code of Business Conduct and Ethics,” which are included on page 29, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 30, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Terence E. Adderley Chairman (1)	73	1961	Served as officer of the Company.

Carl T. Camden President and Chief Executive Officer (2)	52	1995	Served as officer of the Company.

Michael L. Durik Executive Vice President and Chief Administrative Officer (3)	58	1999	Served as officer of the Company.

William K. Gerber Executive Vice President and Chief Financial Officer	52	1998	Served as officer of the Company.

Daniel T. Lis Senior Vice President, General Counsel and Corporate Secretary	60	2003	Served as General Counsel of Bank One, Michigan and predecessors from 1987-2000.

(1)	Mr. Adderley served as Chief Executive Officer of our Company during the years 1987-2006. He was elected Chairman of our Board of Directors, a non-officer position, on May 10, 2006. Mr. Adderley continues to be an employee.
(2)	Mr. Camden was elected Acting Chief Executive Officer on February 9, 2006 and was elected Chief Executive Officer on February 27, 2006.
(3)	Mr. Durik was elected Chief Administrative Officer on May 19, 2004.

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 62. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table shows the number of shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	1,630,000	$26.72	3,019,000
Equity compensation plans not approved by security holders (3)	—	—	—

Total	1,630,000	$26.72	3,019,000

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan and Non-Employee Director Stock Option Plan.

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 551,000 of restricted stock awards granted to employees and not yet vested at December 31, 2006.

(2)	The Equity Incentive Plan provides that the maximum number of shares available for grants, including stock options and restricted stock awards, is 10 percent of the outstanding Class A common stock, adjusted for plan activity over the preceding five years.

The Non-Employee Director Stock Option Plan provides that the maximum number of shares available for settlement of options is 250,000 shares of Class A common stock.

(3)	We have no equity compensation plans that have not been approved by our stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Statements of Earnings for the three fiscal years ended December 31, 2006

Statements of Cash Flows for the three fiscal years ended December 31, 2006

Balance Sheets at December 31, 2006 and January 1, 2006

Statements of Stockholders’ Equity for the three fiscal years ended December 31, 2006

Notes to Financial Statements

(2)	Financial Statement Schedule -

For the three fiscal years ended December 31, 2006:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c)

below and included beginning at page 61 which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 61 of this filing.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2007		KELLY SERVICES, INC.
Registrant

	By	/s/ W. K. Gerber

W. K. Gerber

Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2007		* T. E. Adderley

T. E. Adderley

Chairman and Director

Date: February 14, 2007		* C. T. Camden

C. T. Camden

President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 14, 2007		* J. E. Dutton

J. E. Dutton

Director

Date: February 14, 2007		*M. A. Fay, O.P.

M. A. Fay, O.P.

Director

Date: February 14, 2007		*V. G. Istock

V. G. Istock

Director

Date: February 14, 2007		*D. R. Parfet

D. R. Parfet

Director

Date: February 14, 2007		*B. J. White

B. J. White

Director

Date: February 14, 2007		/s/ W. K. Gerber

W. K. Gerber

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2007		/s/ M. E. Debs

M. E. Debs

Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 14, 2007	*By	/s/ W. K. Gerber

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 35.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of

Directors of Kelly Services, Inc.:

We have completed integrated audits of Kelly Services, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, MI
February 14, 2007

STATEMENTS OF EARNINGS

Kelly Services, Inc. and Subsidiaries

	2006	2005	2004(1)
	(In thousands of dollars except per share items)
Revenue from services	$5,605,752	$5,251,712	$4,932,650
Cost of services	4,680,538	4,402,618	4,143,411

Gross profit	925,214	849,094	789,239
Selling, general and administrative expenses	846,198	797,813	758,128

Earnings from operations	79,016	51,281	31,111
Other income (expense), net	1,471	(187)	(861)

Earnings from continuing operations before taxes	80,487	51,094	30,250
Income taxes	23,112	14,813	10,780

Earnings from continuing operations	57,375	36,281	19,470
Earnings from discontinued operations, net of tax	6,116	2,982	1,741

Net earnings	$63,491	$39,263	$21,211

Basic earnings per share
Earnings from continuing operations	$1.59	$1.02	$.55
Earnings from discontinued operations	.17	.08	.05

Net earnings	$1.76	$1.10	$.60

Diluted earnings per share
Earnings from continuing operations	$1.58	$1.01	$.55
Earnings from discontinued operations	.17	.08	.05

Net earnings	$1.75	$1.09	$.60

Dividends per share	$.45	$.40	$.40
Average shares outstanding (thousands):
Basic	35,999	35,667	35,115
Diluted	36,314	35,949	35,461

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

Kelly Services, Inc. and Subsidiaries

	2006	2005	2004 (1)
	(In thousands of dollars)
Cash flows from operating activities
Net earnings	$63,491	$39,263	$21,211
Noncash adjustments:
Depreciation and amortization	41,730	42,215	44,435
Provision for bad debts	5,178	6,159	6,931
Stock-based compensation	5,286	3,418	1,879
Deferred income taxes	(9,159)	(1,006)	(10,175)
Gain on sale of discontinued operations	(2,254)	—	—
Other, net	(405)	525	1,331
Changes in operating assets and liabilities	12,398	(69,810)	(10,846)

Net cash from operating activities	116,265	20,764	54,766

Cash flows from investing activities
Capital expenditures	(45,526)	(28,527)	(36,801)
Other investing activities	(550)	(4,208)	(631)
Acquisition of company, net of cash received	(4,663)	—	—
Proceeds from sale of discontinued operations	6,500	—	—
Investment in unconsolidated affiliates	(20,729)	(19,681)	—

Net cash from investing activities	(64,968)	(52,416)	(37,432)

Cash flows from financing activities
Net (decrease) increase in revolving line of credit	(11,022)	6,833	(8,188)
Proceeds from short-term debt	20,729	19,681	—
Dividend payments	(16,420)	(14,269)	(14,043)
Stock options and other stock sales	10,973	5,786	15,199
Other financing activities	(2,873)	1,949	(6,780)

Net cash from financing activities	1,387	19,980	(13,812)

Effect of exchange rates on cash and equivalents	2,045	(3,977)	1,815

Net change in cash and equivalents	54,729	(15,649)	5,337
Cash and equivalents at beginning of year	63,699	79,348	74,011

Cash and equivalents at end of year	$118,428	$63,699	$79,348

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

BALANCE SHEETS

Kelly Services, Inc. and Subsidiaries

	2006	2005
	(In thousands of dollars)
ASSETS
Current Assets
Cash and equivalents	$118,428	$63,699
Trade accounts receivable, less allowances of $16,818 and $16,648, respectively	838,246	803,812
Prepaid expenses and other current assets	45,316	47,588
Deferred taxes	29,543	33,805

Total current assets	1,031,533	948,904

Property and Equipment
Land and buildings	61,410	58,461
Equipment, furniture and leasehold improvements	311,244	297,980
Accumulated depreciation	(202,366)	(190,684)

Net property and equipment	170,288	165,757

Noncurrent Deferred Taxes	35,437	22,088
Goodwill, net	96,504	88,217
Other Assets	135,662	87,891

Total Assets	$1,469,424	$1,312,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$68,928	$56,644
Accounts payable	132,819	110,411
Accrued payroll and related taxes	274,284	263,112
Accrued insurance	24,191	34,097
Income and other taxes	68,055	56,651

Total current liabilities	568,277	520,915

Noncurrent Liabilities
Accrued insurance	57,277	54,517
Accrued retirement benefits	71,990	57,443
Other long-term liabilities	13,323	7,939

Total noncurrent liabilities	142,590	119,899

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36,632,768 at 2006 and 36,620,146 at 2005	36,633	36,620
Class B common stock, shares issued 3,483,098 at 2006 and 3,495,720 at 2005	3,483	3,496
Treasury stock, at cost
Class A common stock, 3,698,781 shares at 2006 and 4,269,753 at 2005	(78,241)	(90,319)
Class B common stock, 22,575 shares at 2006 and 2005	(600)	(600)
Paid-in capital	32,048	27,015
Earnings invested in the business	735,104	688,033
Accumulated other comprehensive income	30,130	7,798

Total stockholders’ equity	758,557	672,043

Total Liabilities and Stockholders’ Equity	$1,469,424	$1,312,857

See accompanying Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Kelly Services, Inc. and Subsidiaries

	2006	2005	2004 (1)
	(In thousands of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36,620	$36,620	$36,619
Conversions from Class B	13	—	1

Balance at end of year	36,633	36,620	36,620

Class B common stock
Balance at beginning of year	3,496	3,496	3,497
Conversions to Class A	(13)	—	(1)

Balance at end of year	3,483	3,496	3,496

Treasury Stock
Class A common stock
Balance at beginning of year	(90,319)	(97,067)	(112,535)
Exercise of stock options, restricted stock awards and other	12,078	6,748	15,468

Balance at end of year	(78,241)	(90,319)	(97,067)

Class B common stock
Balance at beginning of year	(600)	(626)	(623)
Exercise of stock options, restricted stock awards and other	—	26	—
Purchase of treasury stock	—	—	(3)

Balance at end of year	(600)	(600)	(626)

Paid-in Capital
Balance at beginning of year	27,015	24,045	21,081
Exercise of stock options, restricted stock awards and other	5,033	2,970	2,964

Balance at end of year	32,048	27,015	24,045

Earnings Invested in the Business
Balance at beginning of year	688,033	663,039	655,871
Net earnings	63,491	39,263	21,211
Dividends	(16,420)	(14,269)	(14,043)

Balance at end of year	735,104	688,033	663,039

Accumulated Other Comprehensive Income
Balance at beginning of year	7,798	24,544	10,976
Foreign currency translation adjustments, net of tax	16,895	(16,488)	13,433
Unrealized gains on investments, net of tax	6,301	(258)	135
Adjustment to initially apply FASB Statement No. 158, net of tax	(864)	—	—

Balance at end of year	30,130	7,798	24,544

Stockholders’ Equity at end of year	$758,557	$672,043	$654,051

Comprehensive Income
Net earnings	$63,491	$39,263	$21,211
Foreign currency translation adjustments, net of tax	16,895	(16,488)	13,433
Unrealized gains on investments, net of tax	6,301	42	135
Reclassification adjustment for gains included in net earnings	—	(300)	—

Comprehensive Income	$86,687	$22,517	$34,779

(1)	Fiscal year included 53 weeks.

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a global temporary staffing provider operating in 30 countries and territories throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 31, 2006 (2006, which contained 52 weeks), January 1, 2006 (2005, which contained 52 weeks) and January 2, 2005 (2004, which contained 53 weeks). Period costs included in selling, general and administrative expenses are recorded on a calendar-year basis.

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

Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholder’s’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The fair values for marketable equity securities are based on quoted market prices.

The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control, but over which it does exert significant influence. Accordingly, the Company’s proportionate share of the earnings and losses of these companies are included in other income (expense), net, in the accompanying Statements of Earnings.

Foreign Currency Translation Substantially all of the Company’s international subsidiaries use their local currency as their functional currency. Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates. Resulting translation adjustments, net of deferred taxes, where applicable, are reported as accumulated foreign currency adjustments in stockholders’ equity and are recorded as a component of accumulated other comprehensive income.

Revenue Recognition Revenue from services is recognized as services are provided by the temporary, contract or leased employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized as a reduction in revenue from services.

Allowance for Uncollectible Accounts Receivable The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. The reserve for sales allowances, as discussed above, is also included in the allowance for uncollectible accounts receivable. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance.

Advertising Expenses Advertising expenses from continuing operations, which are expensed as incurred, were $13,126, $11,887 and $11,676 in 2006, 2005 and 2004, respectively.

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

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives of property and equipment by function are as follows:

Category	Cost	Life
Land	$3,818	-
Buildings and improvements	57,592	15 to 45 years
Equipment, furniture and fixtures	42,290	5 years
Computer hardware and software	217,455	3 to 12 years
Leasehold improvements	51,499	The lesser of the life of the lease or 5 years

Total property and equipment	$372,654

The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included with equipment, furniture and leasehold improvements on the balance sheet. Depreciation expense from continuing operations was $40,805 for 2006, $41,429 for 2005 and $43,593 for 2004.

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

Goodwill is tested for impairment annually, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. If the fair value of the reporting unit tested has fallen below its book value, we then compare the estimated fair value of goodwill to its book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. The Company uses a discounted cash flow methodology to determine fair value, and has determined its reporting units to be the same as its operating segments and reportable segments.

Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $11,744 and $11,872 and at year-end 2006 and 2005, respectively.

Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $17,325 and $20,327 at year-end 2006 and 2005, respectively. Payroll taxes are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Stock-Based Compensation On January 2, 2006, the first day of the 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) beginning in fiscal 2006. The Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the Company’s consolidated financial statements for prior fiscal years have not been restated to reflect the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Earnings. Prior to the adoption of SFAS 123R, the Company accounted for incentive and nonqualified stock options awarded to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no compensation expense had been recognized by the Company because the exercise prices of those stock options equaled the fair market value of the underlying stock at the date of grant.

Because stock-based compensation expense recognized in the Statement of Earnings for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Workers’ Compensation The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. The Company regularly updates its estimates and the ultimate cost of these claims may be greater than or less than the established accrual. However, the Company believes that any such adjustments will not materially affect its consolidated financial position. During 2006, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense by $7.7 million. This compares to similar adjustments reducing prior year workers’ compensation claims by $1.7 million in 2005 and increasing prior year workers’ compensation claims by $5.4 million in 2004.

Reclassifications Certain prior year amounts have been reclassified to conform with the current presentation. The results of operations related to the 2006 disposition of Kelly Staff Leasing have been reclassified and separately stated in the accompanying consolidated statements of earnings for 2006, 2005 and 2004. The assets and liabilities of these 2006 discontinued operations have not been reclassified in the accompanying consolidated balance sheets and related notes. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

Additionally, as of year-end 2004, $3,206 of restricted cash was reclassified from cash and equivalents to prepaid expenses and other current assets and $1,515 of restricted stock was reclassified from accrued payroll and related taxes to additional paid-in capital.

2. Acquisition of Company

During the second quarter of 2006, the Company acquired the net operating assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing for $4,600 in cash. The transaction includes additional contingent earn-out payments of up to $1,333, payable over two years, based primarily on the achievement of certain earnings targets. The Ayers Group is included as a business unit in the Professional, Technical and Staffing Alternatives (“PTSA”) business segment of the Company from the date of acquisition. The purchase price allocation for this acquisition is subject to revisions; however, any subsequent revisions are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

2. Acquisition of Company (continued)

Current assets	$1,532
Goodwill	3,007
Identified intangibles	1,846
Other noncurrent assets	943
Current liabilities	(2,665)

Total purchase price, net of cash received	$4,663

3. Discontinued Operations

Effective December 31, 2006, the Company sold its Kelly Staff Leasing business unit (“KSL”), part of the PTSA segment, to Oasis Outsourcing Holdings, Inc. for $6,500 and recognized a pre-tax gain on sale of $3,731 ($2,254 net of tax). The sale of KSL was an important part of the Company’s strategy of reviewing existing operations, selectively divesting non-core assets and reinvesting the proceeds in strategic growth initiatives.

In accordance with the provisions of SFAS No. 144, “Accounting for the impairment or Disposal of Long-lived Assets”, the gain recognized in conjunction with the sale of KSL as well as their results of operations for the current and prior periods have been reported as discontinued operations in the Company’s Statements of Earnings. The components of earnings from discontinued operations, net of tax are a follows:

	2006	2005	2004
Revenue from services	$33,273	$38,113	$51,401

Operating income from discontinued operations	$6,273	$4,871	$2,899
Income taxes	2,411	1,889	1,158

Earnings from discontinued operations, net of tax	3,862	2,982	1,741

Gain on sale on discontinued operations	3,731	—	—
Income taxes	1,477	—	—

Gain on sale on discontinued operations, net of tax	2,254	—	—

Discontinued operations, net of tax	$6,116	$2,982	$1,741

In connection with this transaction, $450 of goodwill was allocated to KSL. The Company did not include in the sale KSL’s net trade accounts receivable of $4,585 as of December 31, 2006 and retains the responsibility for collecting these amounts. The Company also retained KSL’s self-insured workers’ compensation liability of $12,458. Adjustments to these and other retained balances in subsequent periods will be reported as discontinued operations in the period recognized.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

4. Goodwill

Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Should circumstances change or events occur to indicate that the fair market value of the reporting unit has fallen below its book value, management must then compare the estimated fair value of goodwill to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income. We completed our impairment test during the fourth quarter of the years ended December 31, 2006 and January 1, 2006 as required under SFAS 142 and determined that goodwill is not impaired.

The changes in the net carrying amount of goodwill for the fiscal years 2005 and 2006 are as follows:

	U.S. Commercial	PTSA	International	Total
Balance as of January 2, 2005	$4,477	$24,657	$65,518	$94,652
Translation adjustment	—	—	(6,435)	(6,435)

Balance as of January 1, 2006	4,477	24,657	59,083	88,217
Acquisition of company (See Note 2)	—	3,007	—	3,007
Divestiture of company (See Note 3)	—	(450)	—	(450)
Translation adjustment	—	—	5,730	5,730

Balance as of December 31, 2006	$4,477	$27,214	$64,813	$96,504

5. Investments

Available-for-Sale Investment

During the first quarter of 2005, the Company made an $18,500 investment to acquire an initial 3.3% interest in Tempstaff Co., Ltd., (“Tempstaff”) a Japanese staffing company. During the fourth quarter of 2006, the Company purchased an additional 1.6% interest in Tempstaff for $15,600, bringing the total investment to 4.9%.

Tempstaff became a public company on the Tokyo stock exchange during the first quarter of 2006. Accordingly, the investment, which is classified as an available-for-sale security and included in other assets on the balance sheet, is recorded at the fair market value of $42,351 at December 31, 2006. The unrealized gain for the year ended December 31, 2006 of $10,864, $6,301 net of tax, was recorded in other comprehensive income, a component of stockholders’ equity.

Equity Investment

During the third quarter of 2005, the Company invested $1,200 for a 9% interest in Tempstaff Kelly, Inc. (“Tempstaff Kelly”), a joint venture with Tempstaff and the Sony Corporation. During the fourth quarter of 2006, the Company purchased Sony Corporation’s interest in Tempstaff Kelly for $5,100. With the purchase of Sony Corporation’s 40% ownership share, Kelly increased its ownership interest to 49%. The Company accounts for this investment under the equity method of accounting. Under this method, a proportionate share of Tempstaff Kelly’s net income is recorded in the Statement of Earnings. During 2006, $148, representing the Company’s proportionate share of Tempstaff Kelly’s earnings from the date of acquisition, was recorded in other income (expense), net.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

6. Other Income (Expense), Net

Included in Other income (expense), net are the following:

	2006	2005	2004
Interest income	$3,203	$1,543	$826
Interest expense	(2,316)	(1,759)	(1,698)
Dividend income	416	18	11
Net earnings in equity investment	148	—	—
Other income	20	11	—

Other income (expense), net	$1,471	$(187)	$(861)

Dividend income represents dividends earned on the Company’s investment in Tempstaff (see Note 5), while net earnings in equity investment represents the Company’s share of the net earnings from Tempstaff Kelly (see Note 5).

7. Short-term Borrowings

The Company has a committed $150,000, unsecured multi-currency revolving credit facility used to fund working capital, acquisitions and for general corporate purposes. This credit facility expires in November 2010. The interest rate applicable to borrowings under the line of credit is 40 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. LIBOR rates varied by currency and ranged from 3.9% to 4.7% at December 31, 2006. Borrowings under this arrangement were $31,300 and $32,100 at year-end 2006 and 2005, respectively. The carrying amounts of the Company’s borrowings under the lines of credit described above approximate their fair values. This credit facility contains a requirement for a maximum leverage ratio of 50%. At December 31, 2006, the Company’s leverage ratio was 9%. The credit facility also contains a requirement for a minimum interest coverage ratio of 5.0. At December 31, 2006, the Company’s interest coverage ratio was 55.4.

During November 2006, in connection with the additional investment in Tempstaff Co., Ltd. (“Tempstaff”), the Company obtained short-term financing utilizing a $15,600 yen-denominated committed credit facility. In September 2006, in connection with the purchase of the additional 40% interest in Tempstaff Kelly, Inc., the Company obtained additional short-term financing utilizing a $5,100 yen-denominated committed credit facility. At December 31, 2006 the outstanding balances of these credit facilities totaled $15,200 and $5,000, respectively, at a weighted average interest rate of 1.1% and 0.9%, respectively.

During February 2005, in connection with the initial investment in Tempstaff, the Company obtained short-term financing utilizing an $18,500 yen-denominated committed credit facility. In September 2005, in connection with the initial investment in Tempstaff Kelly, Inc., the Company obtained additional short-term financing utilizing a $1,200 yen-denominated committed credit facility. At January 1, 2006, the outstanding balances totaled $16,500 and $1,100 at a weighted average interest rate of 0.6%. During February 2006, these borrowings were refinanced with a single, $17,800 yen-denominated committed credit facility, containing substantially the same terms as the previous credit facilities. At December 31, 2006, the balance totaled $17,400 at a weighted average rate of 0.6%.

Weighted average interest rates related to short-term borrowings for 2006 and 2005 were 2.6% and 2.2%, respectively.

The Company has additional uncommitted one-year local credit facilities that total $22,600 as of December 31, 2006. Borrowings under these lines totaled less than $100 and $6,900 at year-end 2006 and 2005, respectively. The interest rate for these borrowings was 7.0% at year-end 2006.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

8. Stockholders’ Equity

Common Stock

The authorized capital stock of the Company is 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. Class A shares have no voting rights and are not convertible. Class B shares have voting rights and are convertible into Class A shares on a share-for-share basis at any time. Both classes of stock have identical rights in the event of liquidation.

Class A shares and Class B shares are both entitled to receive dividends, subject to the limitation that no cash dividend on the Class B shares may be declared unless the Board of Directors declares an equal or larger cash dividend on the Class A shares. As a result, a cash dividend may be declared on the Class A shares without declaring a cash dividend on the Class B shares.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at year-end 2006 and 2005 were as follows:

	2006	2005
Cumulative translation adjustments, net of taxes of $420 and tax benefit of $282	$24,693	$7,798
Unrealized gain on marketable securities, net of taxes of $4,563	6,301	—
Adjustment to initially apply FASB Statement No. 158, net of tax benefit of $46	(864)	—

	$30,130	$7,798

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

9. Earnings Per Share

The reconciliations of earnings per share computations for the fiscal years 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Earnings from continuing operations	$57,375	$36,281	$19,470
Earnings from discontinued operations, net of tax	6,116	2,982	1,741

Net earnings	$63,491	$39,263	$21,211

Determination of shares (thousands):
Weighted average common shares outstanding	35,999	35,667	35,115
Effect of dilutive securities:
Stock options	171	190	243
Restricted awards and other	144	92	103

Weighted average common shares outstanding - assuming dilution	36,314	35,949	35,461

Basic earnings per share
Earnings from continuing operations	$1.59	$1.02	$.55
Earnings from discontinued operations	.17	.08	.05

Net earnings	$1.76	$1.10	$.60

Diluted earnings per share
Earnings from continuing operations	$1.58	$1.01	$.55
Earnings from discontinued operations	.17	.08	.05

Net earnings	$1.75	$1.09	$.60

Stock options to purchase 751,000, 441,000 and 496,000 shares of common stock at a weighted average price per share of $30.48, $33.03 and $33.00 were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

We have presented earnings per share for our two classes of common stock on a combined basis. This presentation is consistent with the earnings per share computations that result for each class of common stock utilizing the two-class method as described in SFAS No. 128, “Earnings Per Share (as amended)” (“SFAS 128”). The two-class method is an earnings allocation formula which determines earnings per share for each class of common stock according to the dividends declared (or accumulated) and participation rights in the undistributed earnings.

In applying the two class method, we have determined that the undistributed earnings should be allocated to each class on a pro rata basis after consideration of all of the participation rights of the Class B shares (including voting and conversion rights) and our history of paying dividends equally to each class of common stock on a per share basis.

The Company’s Restated Certificate of Incorporation allows the Board of Directors to declare a cash dividend to Class A shares without declaring equal dividends to the Class B shares. Class B shares’ voting and conversion rights, however, effectively allow the Class B shares to participate in dividends equally with Class A shares on a per share basis.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

9. Earnings Per Share (continued)

The Class B shares are the only shares with voting rights. The Class B shareholders are therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election of or removal of directors. The Board of Directors has historically declared and the Company historically has paid equal per share dividends on both the Class A and Class B shares. Each class has participated equally in all dividends declared since 1987.

In addition, Class B shares are convertible, at the option of the holder, into Class A shares on a one for one basis. As a result, Class B shares can participate equally in any dividends declared on the Class A shares by exercising their conversion rights.

10. Supplemental Cash Flow Information

Changes in operating assets and liabilities, as disclosed in the statements of cash flows, for the fiscal years 2006, 2005 and 2004, respectively, were as follows:

	2006	2005	2004
Increase in trade accounts receivable	$(11,817)	$(104,039)	$(55,686)
Decrease (increase) in prepaid expenses and other current assets	413	(5,261)	(12,167)
Increase in accounts payable	16,411	15,978	4,470
Increase in accrued payroll and related taxes	9,093	32,980	45,794
Decrease in accrued insurance	(7,148)	(3,101)	(3,086)
Increase (decrease) in income and other taxes	5,446	(6,367)	9,829

Total changes in operating assets and liabilities	$12,398	$(69,810)	$(10,846)

Total interest paid was $1,882, $1,602 and $1,606 in 2006, 2005 and 2004, respectively.

11. Retirement Benefits

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

The liability for the nonqualified plan was $76,000 and $63,800 as of year-end 2006 and 2005, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. Participants’ earnings on this liability which were charged to selling, general and administrative expenses were $7,600 in 2006, $3,700 in 2005 and $4,800 in 2004. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the participants’ obligations related to the non-qualified deferred compensation plan noted above, was $73,400 and $61,600 at year-end 2006 and 2005, respectively. These investments are included in other assets and are restricted for the use of funding this plan. Earnings on these assets, which were included in selling, general and administrative expenses, were $8,400 in 2006, $4,000 in 2005 and $4,600 in 2004.

The net expense from continuing operations for retirement benefits, including employer contributions for both the qualified and nonqualified deferred compensation plans, totaled $7,600 in 2006, $7,700 in 2005 and $6,900 in 2004.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

11. Retirement Benefits (continued)

In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans, as of December 31, 2006, were $4,800, $2,700 and $2,100, respectively. The unfunded liability is primarily included in other long-term liabilities and was increased by $900 as a result of adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Total pension expense for these plans was $900, $400 and $300 in 2006, 2005 and 2004, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2007 are not significant.

12. Income Taxes

Earnings from continuing operations before taxes for the years 2006, 2005 and 2004 were taxed under the following jurisdictions:

	2006	2005	2004
Domestic	$69,577	$47,810	$28,771
Foreign	10,910	3,284	1,479

Total	$80,487	$51,094	$30,250

The provision for income taxes from continuing operations was as follows:

	2006	2005	2004
Current tax expense:
U.S. federal	$21,225	$9,917	$8,822
U.S. state and local	5,951	2,584	8,046
Foreign	6,582	4,939	3,304

Total current	33,758	17,440	20,172

Deferred tax expense:
U.S. federal	(5,843)	(1,978)	(7,795)
U.S. state and local	(2,031)	(338)	(748)
Foreign	(2,772)	(311)	(849)

Total deferred	(10,646)	(2,627)	(9,392)

Total provision	$23,112	$14,813	$10,780

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

12. Income Taxes (continued)

Deferred tax assets are comprised of the following:

	2006	2005
Depreciation and amortization	$(23,997)	$(31,901)
Employee compensation and benefit plans	50,019	41,023
Workers’ compensation	27,600	35,210
Other comprehensive income	(374)	282
Bad debt allowance	6,314	6,210
Loss carryforwards	28,738	26,082
Tax credit carryforwards	1,361	3,736
Other, net	3,432	2,151
Valuation allowance	(28,113)	(26,625)

Net deferred tax assets	64,980	56,168
Other comprehensive income	(4,563)	—
Other deferred tax liabilities	(425)	(275)

Net deferred taxes	$59,992	$55,893

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2006	2005	2004
Income tax based on statutory rate	$28,170	$17,883	$10,588
State income taxes, net of federal benefit	2,592	1,460	4,743
General business credits	(9,523)	(6,083)	(6,574)
Life insurance cash surrender value	(2,740)	(1,241)	(1,393)
Valuation allowance	323	2,687	991
Foreign items	3,635	93	1,610
Other, net	655	14	815

Total	$23,112	$14,813	$10,780

The Company has U.S. general business credit carryforwards of $1,361 which expire in 2026. The net tax effect of foreign loss carryforwards at December 31, 2006 totaled $28,738 which expire as follows:

Year	Amount
2007-2008	$1,921
2009-2011	327
2012-2016	3,187
2017-2021	1,147
No expiration	22,156

Total	$28,738

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

12. Income Taxes (continued)

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

Provision has not been made for U.S. or additional foreign income taxes on an estimated $40,948 of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

The Company paid income taxes of $24,200 in 2006, $21,200 in 2005, and $13,700 in 2004. Deferred income taxes recorded in other comprehensive income as a result of foreign currency translation adjustments were a charge of $702 in 2006, a benefit of $701 in 2005 and a charge of $943 in 2004. Deferred income taxes recorded in other comprehensive income as a result of unrealized gains on marketable securities classified as available-for-sale were a charge of $4,563 in 2006, a benefit of $172 in 2005 and a charge of $90 in 2004. Deferred income taxes recorded in other comprehensive income as a result of the adoption of FAS 158 were a benefit of $46 in 2006.

13. Stock-Based Compensation

Under the Equity Incentive Plan (the “Plan”), which became effective in May 2005, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted stock awards and performance awards to key employees utilizing the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. This plan replaced the Performance Incentive Plan, which was terminated upon approval of the Equity Incentive Plan by the Board of Directors. Shares available for future grants at December 31, 2006 under the Equity Incentive Plan were 2,863,000. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The adjustment in the current period for the cumulative effect of change in accounting principle associated with the adoption of FAS 123(R) was less than $10 and was recorded in selling, general and administrative expenses in the first quarter of 2006.

In 2006, 2005 and 2004, the Company recognized stock-based compensation cost of $6,745, $4,499 and $2,900, respectively, as well as related tax benefits of $2,195, $1,710 and $1,047, respectively. As a result of the adoption of SFAS 123(R) effective January 2, 2006, the Company’s earnings from continuing operations before income taxes and net earnings for the year ended December 31, 2006, are $1,195 and $1,032 lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the year ended December 31, 2006 are $0.03 lower than would have been reported had the Company not adopted FAS 123(R) effective January 2, 2006.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

13. Stock-Based Compensation (continued)

FAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for prior years as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation:

	2005	2004
Net earnings, as reported	$39,263	$21,211
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	2,789	1,853
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,105)	(3,973)

Pro forma net earnings	$37,947	$19,091

Earnings per share:
Basic-as reported	$1.10	$.60
Basic-pro forma	$1.06	$.54

Diluted-as reported	$1.09	$.60
Diluted-pro forma	$1.06	$.54

Stock Options

Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. The Company used a binomial option pricing model to estimate the fair value of stock options granted in 2006. The inputs for expected volatility, post-vest termination activity and exercise factor of the options were primarily based on historical information. The following weighted average assumptions were used to estimate the fair values of options granted during the year ended December 31, 2006:

2006
Grant price	$27.24
Risk-free interest rate	5.0%
Dividend yield	1.4%
Expected volatility	21.3%
Post-vest termination activity	2.7%
Exercise factor	1.21

The Company used a Black-Scholes option pricing model to estimate the fair value of stock options granted prior to January 2, 2006. The inputs for expected volatility and expected term of the options were primarily based on historical information. The following weighted average assumptions were used to estimate the fair values of options granted in prior years:

	2005	2004
Risk-free interest rate	4.0%	3.3%
Dividend yield	1.4%	1.4%
Expected volatility	27.0%	30.0%
Expected lives	5 yrs	5 yrs

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

13. Stock-Based Compensation (continued)

A summary of the status of stock option grants under the Plan as of the year ended December 31, 2006 and changes during this period is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,235,000	$26.70
Granted	15,000	27.24
Exercised	(445,000)	25.61
Forfeited	(12,000)	26.86
Expired	(163,000)	29.45

Outstanding at December 31, 2006	1,630,000	$26.72	4.61	$5,158

Options exercisable at December 31, 2006	1,504,000	$26.63	4.35	$5,018

Options expected to vest at December 31, 2006	122,000	$27.85	7.77	$136

The table above includes 95,000 of non-employee director shares outstanding at December 31, 2006.

As of December 31, 2006, unrecognized compensation cost related to unvested stock options totaled $414. The weighted average period over which this cost is expected to be recognized is approximately one year. The weighted average grant date fair value of options granted during 2006, 2005 and 2004 was $5.36, $7.38 and $7.78, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $1,500, $1,271 and $3,377, respectively.

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

A summary of the status of nonvested restricted stock awards under the Plan as of the year ended December 31, 2006 and changes during this period is presented as follows:

	Restricted Stock	Weighted Avg. Grant Date Fair Value
Nonvested at January 1, 2006	505,000	$28.55
Granted	235,000	27.47
Vested	(172,000)	27.67
Forfeited	(17,000)	28.55

Nonvested at December 31, 2006	551,000	$28.36

As of December 31, 2006, unrecognized compensation cost related to unvested restricted shares totaled $11,226. The weighted average period over which this cost is expected to be recognized is approximately three years. The total fair market value of restricted shares vested during 2006, 2005 and 2004 was $4,724, $3,037 and $3,654, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

13. Stock-Based Compensation (continued)

Windfall tax benefits arising from the vesting of restricted shares and exercise of stock options in the 2006 totaled $257 and are included in the “Other financing activities” component of net cash from financing activities in the Statement of Cash Flows.

14. Lease Commitments

The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of December 31, 2006:

Fiscal year:
2007	$50,600
2008	39,800
2009	28,600
2010	19,300
2011	11,500
Later years	15,600

Total	$165,400

Lease expense from continuing operations for fiscal 2006, 2005 and 2004 amounted to $54,500, $52,800 and $50,200, respectively.

15. Contingencies

In November, 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly owned subsidiary of Kelly Services, Inc., which invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance and that Kelly Properties, Inc. received prepayment of approximately $10 million. In June 2005, defendants’ motion to dismiss was denied. The Company intends to vigorously defend against these claims. The Company believes it has meritorious defenses to the asserted claims but it is unable to predict the outcome of the proceedings.

The Company is also subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the liability at year-end 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial position of the Company at year-end 2006.

The Company has entered into unconditional purchase obligations totaling $17,800. These obligations relate primarily to voice and data communications services which the Company expects to utilize generally within the next fiscal year, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

16. Segment Disclosures

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s operating executives to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management.

Given this reporting structure, all the Company’s operations have been organized into the following reportable segments: (1) U.S. Commercial Staffing, (2) Professional, Technical and Staffing Alternatives (PTSA) and (3) International. U.S. Commercial Staffing includes traditional office services, along with education, call center and light industrial staffing. PTSA includes various specialty staffing services including finance, engineering, information technology, legal, health care, outsourcing, consulting, recruitment and vendor management services. International includes staffing services in the countries outside the U.S. listed below. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

During 2006, international operations were conducted in Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Hungary, India, Indonesia, Ireland, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey and the United Kingdom.

The following table presents information about the reported operating income of the Company for the fiscal years 2006, 2005 and 2004. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	2006	2005	2004
Revenue from services:
U.S. Commercial Staffing	$2,524,472	$2,436,972	$2,327,592
PTSA	1,137,788	1,090,322	982,344
International	1,943,492	1,724,418	1,622,714

Consolidated Total	$5,605,752	$5,251,712	$4,932,650

Earnings from operations:
U.S. Commercial Staffing	$132,191	$118,850	$103,265
PTSA	73,776	60,866	56,034
International	26,680	14,485	10,846
Corporate Expense	(153,631)	(142,920)	(139,034)

Consolidated Total	$79,016	$51,281	$31,111

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

16. Segment Disclosures (continued)

Effective with the first quarter of 2006, the Company began charging the U.S. Commercial Staffing and PTSA segments, as well as Canada and Puerto Rico in the International segment, for payroll, billing and accounts receivable costs. These costs were previously included in Corporate Expense, and prior periods were revised for comparability, with no effect on total Company results. The effect of this chargeback on earnings from operations by segment for 2005 and 2004 was as follows:

	2005	2004
(Decrease) increase to earnings from operations:
U.S. Commercial Staffing	$(15,217)	$(14,884)
PTSA	(3,124)	(2,816)
International	(1,810)	(1,534)
Corporate Expense	20,151	19,234

Consolidated Total	$0	$0

Specified items included in segment earnings for the fiscal years 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Depreciation and Amortization from continuing operations:
U.S. Commercial Staffing	$5,952	$5,522	$4,966
PTSA	2,945	2,656	1,121
International	7,428	7,554	8,632
Corporate	24,752	25,785	29,063

Consolidated Total	$41,077	$41,517	$43,782

Interest Income:
U.S. Commercial Staffing	$—	$—	$—
PTSA	—	38	20
International	1,679	839	453
Corporate	1,960	695	364

Consolidated Total	$3,639	$1,572	$837

Interest Expense:
U.S. Commercial Staffing	$—	$—	$—
PTSA	—	—	—
International	1,118	662	404
Corporate	1,198	1,097	1,294

Consolidated Total	$2,316	$1,759	$1,698

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

16. Segment Disclosures (continued)

A summary of long-lived assets information by geographic area as of the years ended 2006 and 2005 follows:

	2006	2005
Long-Lived Assets:
Domestic	$181,246	$176,637
International	97,683	84,677

Total	$278,929	$261,314

Long-lived assets include property and equipment and intangible assets. No single foreign country’s long-lived assets were material to the consolidated long-lived assets of the Company.

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue was material to the consolidated revenues of the Company.

17. Subsequent Event

On January 24, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom operations (“Kelly UK”). The plan is the result of management’s strategic review of the operations of Kelly UK which identified under-performing branch locations and the opportunity for additional operational cost savings. The plan will result in the closure of branch locations and the consolidation of the Kelly UK headquarters operations into a single location. We expect that the plan will be completed no later than the second quarter of 2007.

We currently estimate that we will incur total pre-tax charges associated with these actions of $6,000 to $7,000, including $4,700 to $5,700 in facility exit costs, approximately $800 of accelerated depreciation of leasehold and personal property in locations to be closed and $500 in severance and other expenses. We expect that such charges will be recorded primarily in the first quarter of 2007 in accordance with generally accepted accounting principles. The total estimated expense of $6,000 to $7,000 includes anticipated future cash expenditures of $5,000 to $6,000.

18. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have the full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,350,325	$1,407,855	$1,411,582	$1,435,990	$5,605,752
Gross profit	217,413	228,164	235,369	244,268	925,214
Selling, general and administrative expenses	204,659	207,672	212,236	221,631	846,198
Earnings from continuing operations	8,146	12,169	16,528	20,532	57,375
Earnings from discontinued operations, net of tax	412	504	1,290	3,910	6,116
Net earnings	8,558	12,673	17,818	24,442	63,491
Basic earnings per share (1)
Earnings from continuing operations	0.23	0.34	0.46	0.57	1.59
Earnings from discontinued operations	0.01	0.01	0.03	0.11	0.17
Net earnings	0.24	0.35	0.49	0.68	1.76
Diluted earnings per share (1)
Earnings from continuing operations	0.23	0.34	0.46	0.56	1.58
Earnings from discontinued operations	0.01	0.01	0.03	0.11	0.17
Net earnings	0.24	0.35	0.49	0.67	1.75
Dividends per share	0.10	0.10	0.125	0.125	0.45

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,238,416	$1,302,593	$1,335,736	$1,374,967	$5,251,712
Gross profit	202,058	212,147	216,006	218,883	849,094
Selling, general and administrative expenses	196,516	199,343	199,733	202,221	797,813
Earnings from continuing operations	3,599	8,841	12,029	11,812	36,281
Earnings from discontinued operations, net of tax	339	492	646	1,505	2,982
Net earnings	3,938	9,333	12,675	13,317	39,263
Basic earnings per share (1)
Earnings from continuing operations	0.10	0.25	0.33	0.33	1.02
Earnings from discontinued operations	0.01	0.01	0.02	0.04	0.08
Net earnings	0.11	0.26	0.35	0.37	1.10
Diluted earnings per share (1)
Earnings from continuing operations	0.10	0.25	0.33	0.33	1.01
Earnings from discontinued operations	0.01	0.01	0.02	0.04	0.08
Net earnings	0.11	0.26	0.35	0.37	1.09
Dividends per share	0.10	0.10	0.10	0.10	0.40

(1)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

Certain amounts for prior periods were reclassified to conform with current period presentation. Reclassifications include the presentation of discontinued operations.

SCHEDULE II - VALUATION RESERVES

Kelly Services, Inc. and Subsidiaries

December 31, 2006

(In thousands of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts *	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fifty-two weeks ended December 31, 2006:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$16,648	5,178	200	458	(5,666)	$16,818

Deferred tax assets valuation allowance	$26,625	5,739	—	1,165	(5,416)	$28,113

Fifty-two weeks ended January 1, 2006:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$16,228	6,159	—	(499)	(5,240)	$16,648

Deferred tax assets valuation allowance	$25,975	4,802	—	(2,037)	(2,115)	$26,625

Fifty-three weeks ended January 2, 2005:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$14,983	6,931	—	225	(5,911)	$16,228

Deferred tax assets valuation allowance	$24,878	4,217	—	106	(3,226)	$25,975

*	Allowance of companies acquired.

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description	Document

3.1	Restated Certificate of Incorporation (Reference is made to Exhibit 3.1 to the Form 10-K for the year ended December 28, 2003, filed with the Commission on February 18, 2004, which is incorporated herein by reference).

3.2	By-laws, as amended February 27, 2006 (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission on February 28, 2006, which is incorporated herein by reference).

4	Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth of the Restated Certificate of Incorporation (Reference is made to Exhibit 4 to the Form 10-K for the year ended December 28, 2003, filed with the Commission on February 18, 2004, which is incorporated herein by reference).

10.1	Short-Term Incentive Plan, as amended and restated on March 23, 1998 and further amended on February 6, 2003 (Reference is made to Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2003, filed with the Commission on August 6, 2003, which is incorporated herein by reference).

10.2	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 99 to the Form S-8 filed with the Commission on May 20, 2005, which is incorporated herein by reference).

10.3	Kelly Services, Inc. Executive Severance Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on April 7, 2006, which is incorporated herein by reference).

10.4	Kelly Services, Inc. 1999 Non-Employee Directors Stock Option Plan (Reference is made to Appendix B to the Definitive Proxy Statement furnished in connection with the solicitation of proxies on behalf of the Board of Directors for use at the Annual Meeting of Stockholders of the Company held on May 10, 2006 filed with the Commission on April 10, 2006, which is incorporated herein by reference).

10.5	Kelly Services, Inc. Non-Employee Director Stock Award Plan (Reference is made to Exhibit 99.2 to the Form S-8 filed with the Commission on April 26, 2004, which is incorporated herein by reference).

10.6	Loan Agreement dated as of November 30, 2005 (Reference is made to Exhibit 10.1 to the Form 8-K dated November 30, 2005, filed with the Commission on December 5, 2005, which is incorporated herein by reference).

10.7	Kelly Services, Inc. Performance Incentive Plan, as amended and restated on March 29, 1996 and April 14, 2000 (Reference is made to Exhibit 10 to the Form 10-Q for the quarterly period ended April 1, 2001, filed with the Commission on May 14, 2001, which is incorporated herein by reference).

10.8	Form of Amendment to Performance Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.9	Form of Amendments to Equity Incentive Plan (Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K (continued)

Exhibit No.	Description	Document

10.10	Form of Amendments to 1999 Non-Employee Directors Stock Option Plan (Reference is made to Exhibit 10.4 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.11	Form of Amendment to 1999 Non-Employee Director Stock Award Plan (Reference is made to Exhibit 10.3 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, adopted February 9, 2004, as amended on February 7, 2005 (Reference is made to Exhibit 14 to the Form 10-K/A, filed with the Commission on May 13, 2005, which is incorporated herein by reference).

21	Subsidiaries of Registrant.	2

23	Consent of Independent Registered Public Accounting Firm.	3

24	Power of Attorney.	4

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	5

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	6

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	7

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8