Form 10-Q
period 2007-04-01
KELLY SERVICES INC
filed 2007-05-02
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

At April 20, 2007, 33,167,047 shares of Class A and 3,460,523 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended
	April 1, 2007	April 2, 2006
Revenue from services	$1,350,858	$1,335,605

Cost of services	1,121,650	1,122,569

Gross profit	229,208	213,036

Selling, general and administrative expenses	218,715	200,240

Earnings from operations	10,493	12,796

Other income, net	673	40

Earnings from continuing operations before taxes	11,166	12,836

Income taxes	5,908	4,664

Earnings from continuing operations	5,258	8,172

Earnings from discontinued operations, net of tax	6,657	386

Net earnings	$11,915	$8,558

Basic earnings per share:
Earnings from continuing operations	$0.14	$0.23
Earnings from discontinued operations	0.18	0.01

Net earnings	$0.33	$0.24

Diluted earnings per share:
Earnings from continuing operations	$0.14	$0.23
Earnings from discontinued operations	0.18	0.01

Net earnings	$0.32	$0.24

Dividends per share	$.125	$.10

Average shares outstanding
(thousands):
Basic	36,511	35,872
Diluted	36,898	36,076

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars except share items)

	April 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$120,829	$118,428
Trade accounts receivable, less allowances of $17,884 and $16,818, respectively	828,005	838,246
Prepaid expenses and other current assets	49,569	45,316
Deferred taxes	25,678	29,543

Total current assets	1,024,081	1,031,533
PROPERTY AND EQUIPMENT:
Land and buildings	61,927	61,410
Equipment, furniture and leasehold improvements	314,411	311,244
Accumulated depreciation	(208,108)	(202,366)

Net property and equipment	168,230	170,288
NONCURRENT DEFERRED TAXES	35,731	35,437
GOODWILL, NET	121,207	96,504
OTHER ASSETS	135,570	135,662

TOTAL ASSETS	$1,484,819	$1,469,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$75,594	$68,928
Accounts payable	135,382	132,819
Accrued payroll and related taxes	266,039	274,284
Accrued insurance	24,203	24,191
Income and other taxes	56,580	68,055

Total current liabilities	557,798	568,277
NONCURRENT LIABILITIES:
Accrued insurance	57,219	57,277
Accrued retirement benefits	74,519	71,990
Other long-term liabilities	21,293	13,323

Total noncurrent liabilities	153,031	142,590
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,632,768 at 2007 and 2006	36,633	36,633
Class B common stock, shares issued 3,483,098 at 2007 and 2006	3,483	3,483
Treasury stock, at cost
Class A common stock, 3,480,451 shares at 2007 and 3,698,781 at 2006	(73,631)	(78,241)
Class B common stock, 22,575 shares at 2007 and 2006	(600)	(600)
Paid-in capital	33,205	32,048
Earnings invested in the business	742,718	735,104
Accumulated other comprehensive income	32,182	30,130

Total stockholders’ equity	773,990	758,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,484,819	$1,469,424

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	April 1, 2007	April 2, 2006
Capital Stock
Class A common stock
Balance at beginning of period	$36,633	$36,620
Conversions from Class B	—	9

Balance at end of period	36,633	36,629

Class B common stock
Balance at beginning of period	3,483	3,496
Conversions to Class A	—	(9)

Balance at end of period	3,483	3,487

Treasury Stock
Class A common stock
Balance at beginning of period	(78,241)	(90,319)
Exercise of stock options, restricted stock awards and other	4,610	1,920

Balance at end of period	(73,631)	(88,399)

Class B common stock
Balance at beginning of period	(600)	(600)
Exercise of stock options, restricted stock awards and other	—	—

Balance at end of period	(600)	(600)

Paid-in Capital
Balance at beginning of period	32,048	27,015
Exercise of stock options, restricted stock awards and other	1,157	636

Balance at end of period	33,205	27,651

Earnings Invested in the Business
Balance at beginning of period	735,104	688,033
Adoption of FIN 48	332	—
Net earnings	11,915	8,558
Dividends	(4,633)	(3,630)

Balance at end of period	742,718	692,961

Accumulated Other Comprehensive Income
Balance at beginning of period	30,130	7,798
Foreign currency translation adjustments, net of tax	2,285	1,897
Unrealized (losses) gains on investments, net of tax	(233)	6,996

Balance at end of period	32,182	16,691

Stockholders’ Equity at end of period	$773,990	$688,420

Comprehensive Income
Net earnings	$11,915	$8,558
Foreign currency translation adjustments, net of tax	2,285	1,897
Unrealized gains on investments, net of tax	(233)	6,996

Comprehensive Income	$13,967	$17,451

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net earnings	$11,915	$8,558
Noncash adjustments:
Depreciation and amortization	10,551	10,329
Provision for bad debts	1,961	1,116
Stock-based compensation	918	1,297
Gain on sale of discontinued operations	(6,166)	—
Other, net	(262)	(35)
Changes in other operating assets and liabilities	(4,884)	(10,270)

Net cash from operating activities	14,033	10,995

Cash flows from investing activities:
Capital expenditures	(8,544)	(5,950)
Proceeds from sale of discontinued operations	12,500	—
Acquisition of companies, net of cash received	(16,869)	—
Other investing activities	13	(392)

Net cash from investing activities	(12,900)	(6,342)

Cash flows from financing activities:
Net decrease in revolving line of credit	(1,857)	(5,891)
Proceeds from short-term debt	8,223	—
Dividend payments	(4,633)	(3,630)
Stock options and other stock sales	4,895	1,330
Other financing activities	(6,565)	393

Net cash from financing activities	63	(7,798)

Effect of exchange rates on cash and equivalents	1,205	(159)

Net change in cash and equivalents	2,401	(3,304)
Cash and equivalents at beginning of period	118,428	63,699

Cash and equivalents at end of period	$120,829	$60,395

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars except share and per share items)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (“the Company,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2007 (the 2006 consolidated financial statements).

Certain prior year amounts have been reclassified to conform with the current presentation. The results of operations related to the 2006 fourth quarter disposition of Kelly Staff Leasing and the 2007 first quarter disposition of Kelly Home Care have been reclassified and separately stated in the accompanying consolidated financial statements of earnings for the first quarter of 2007 and 2006. The assets and liabilities of these discontinued operations have not been reclassified in the accompanying consolidated balance sheets and related notes. The cash flows from discontinued operations are not separately classified in the Company’s consolidated statements of cash flows. Additionally, the Company has realigned its operations into four reporting segments, as disclosed in Note 9. Prior periods have been reclassified to conform with the current presentation.

2. Acquisitions

As part of the Company’s strategy to diversify and expand its global operations, Kelly completed two acquisitions during the first quarter of 2007. Effective March 23, 2007, the Company acquired Talents Technology, a permanent placement and executive search firm with operations in the Czech Republic and Poland, for $3,058 in cash. The transaction also includes additional contingent earnout payments of up to $1,600 over the next three years, based primarily on the achievement of certain earnings targets. Talents Technology is included as a business unit in the International - PTSA business segment of the Company from the date of acquisition. The purchase price allocation for this acquisition is preliminary and could change, subject to the completion of the asset valuation, which is ongoing as of the date of this filing.

Effective March 31, 2007, the Company also acquired CGR/seven LLC, a creative services staffing firm located in New York for $12,000 in cash, $1,000 payable in each of the years 2008 and 2009, and possible additional earnout payments of up to $2,000 payable in each of the years 2008 and 2009, based primarily on the achievement of certain earnings targets. CGR/seven specializes in providing creative talent and placing professionals with design, publishing, marketing, fashion and media companies in the New York tri-state area, and is included in the Company’s Americas - PTSA business segment. The purchase price allocation for this acquisition is preliminary and will change, subject to the completion of the asset valuation, which is ongoing as of the date of this filing.

Although the Company has not completed its valuations of the acquisitions as of the date of this filing, it does not believe that the amortization of intangible assets would be material to its results of operations for the quarter ended April 1, 2007. Proforma financial information related to the acquisitions is not presented due to immateriality. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisitions.

Current assets	$1,885
Goodwill	16,447
Other noncurrent assets	78
Current liabilities	(839)

Total purchase price	$17,571

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

2. Acquisitions (continued)

All future payments related to these acquisitions will be recorded as additional goodwill. Goodwill associated with the Talents Technology transaction totaling $3,058 is not tax deductible for income tax purposes.

3. Discontinued Operations

Effective March 31, 2007, the Company sold its Kelly Home Care (“KHC”) business unit, part of the Americas—PTSA segment, to ResCare, Inc. for $12,500 and recognized a pre-tax gain on sale of $10,153 ($6,166 net of tax). The sale of KHC was an important part of the Company’s strategy of reviewing existing operations, selectively divesting non-core assets and reinvesting the proceeds in strategic growth initiatives.

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the gain recognized in conjunction with the sale of KHC, as well as the results of operations for the current and prior periods, have been reported as discontinued operations in the Company’s statements of earnings. Additionally, the results of operations for Kelly Staff Leasing (“KSL”), which the Company sold in the fourth quarter of 2006, have also been reported as discontinued operations in the Company’s statements of earnings. The components of earnings from discontinued operations, net of tax are as follows:

	First Quarter
	2007	2006
Revenue from services:
KHC	$14,777	$14,720
KSL	—	9,764

Operating income (loss) from discontinued operations:
KHC	$674	$(42)
KSL	124	683

	798	641
Less: Income taxes	307	255

Earnings from discontinued operations, net of tax	491	386

Gain on sale of KHC	10,153	—
Less: Income taxes	3,987	—

Gain on sale of KHC, net of tax	6,166	—

Discontinued operations, net of tax	$6,657	$386

In connection with the sale of KHC, $878 of goodwill was allocated to KHC. The Company did not include in the sale KHC’s net trade accounts receivable of $7,108 as of March 31, 2007 and retains the responsibility for collecting these amounts.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

4. Investment

Effective March 30, 2007, the Company paid $6,492 for the remaining shares of Tempstaff Kelly, Inc. (“Tempstaff Kelly”), a joint venture originally created with Sony Corporation and Tempstaff, one of the largest Japanese staffing companies. With the purchase of the remaining 51% ownership interest, Kelly increased its ownership interest to 100% and will direct all Tempstaff Kelly operations effective April 1, 2007. As a result, the assets and liabilities of Tempstaff Kelly, now a wholly owned subsidiary of the Company, were included in the Company’s financial statements on a fully consolidated basis as of April 1, 2007. Tempstaff Kelly’s operational results will be included in the International - Commercial and International - PTSA business segments subsequent to April 1, 2007.

Previously, the Company accounted for the investment under the equity method of accounting, where a proportionate share of Tempstaff Kelly’s net income was recorded in Kelly’s statement of earnings.

During the first quarter of 2007, in connection with the purchase of the remaining 51% interest in Tempstaff Kelly, the Company obtained short-term financing utilizing an $8,223 yen-denominated credit facility, $1,731 of which was used to pay off an existing working capital loan. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date the company completed the acquisition. The purchase price below also reflects the cost of the 49% interest acquired in prior periods.

Current assets	$5,937
Goodwill	8,590
Identified intangibles	2,637
Other noncurrent assets	353
Current liabilities	(4,605)

Total purchase price	$12,912

Included in the assets purchased were $2,637 of intangible assets associated with customer lists. These assets will be amortized over 10 years and will have no residual value. The goodwill associated with this transaction is not tax deductible for income tax purposes.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Restructuring Charges

On January 24, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom operations (“Kelly UK”). The plan is the result of management’s strategic review of the operations of Kelly UK which identified under-performing branch locations and the opportunity for additional operational cost savings. The plan will result in the closure of 21 branches and the consolidation of the Kelly UK headquarters operations into a single location.

As of April 1, 2007, Kelly UK has closed 18 of the 21 branches scheduled for closure and $2,634 of restructuring charges associated with these actions have been incurred and are reported as a component of selling, general and administrative expenses in the International - Commercial segment. The $2,634 charge includes $2,226 for facility exit costs and $408 for accelerated depreciation of leasehold improvements and personal property. Of the $2,226 of facility exit costs, $1,088 were cash expenditures. Kelly UK plans to complete the closure of the remaining three branches in the second quarter of 2007 and the UK headquarters relocation in the third quarter of 2007. To complete the restructuring actions, we expect to incur additional facility exit costs of approximately $2,400 and additional accelerated depreciation of approximately $300. We currently expect the total pre-tax facility exit costs and accelerated depreciation will be approximately $5,400.

In addition, the Company expects to incur an additional $600 in moving and lease origination fees related to the headquarters consolidation, bringing the total costs of the UK project to approximately $6,000.

As of April 1, 2007, a liability of $1,138 related to such actions is included in accounts payable on the balance sheet.

6. Goodwill

The changes in the net carrying amount of goodwill for the first quarters ended April 1, 2007 and April 2, 2006 are as follows:

	2007	2006
Balance at beginning of period	$96,504	$88,217
Acquisition of companies (See Notes 2 and 4)	25,037	—
Divestiture of company (See Note 3)	(878)	—
Other	544	1,107

Balance at end of period	$121,207	$89,324

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week periods ended April 1, 2007 and April 2, 2006 were as follows:

	13 Weeks Ended
	2007	2006
Earnings from continuing operations	$5,258	$8,172
Earnings from discontinued operations, net of tax	6,657	386

Net earnings	$11,915	$8,558

Determination of shares (thousands):
Weighted average common shares outstanding	36,511	35,872
Effect of dilutive securities:
Stock options	234	103
Restricted awards and other	153	101

Weighted average common shares outstanding - assuming dilution	36,898	36,076

Basic earnings per share
Earnings from continuing operations	$.14	$.23
Earnings from discontinued operations	.18	.01

Net earnings	$.33	$.24

Diluted earnings per share
Earnings from continuing operations	$.14	$.23
Earnings from discontinued operations	.18	.01

Net earnings	$.32	$.24

Stock options representing 243,000 and 975,000 shares, respectively, for the quarters ended April 1, 2007 and April 2, 2006 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

8. Other Income, Net

Included in Other income, net are the following:

	13 Weeks Ended
	2007	2006
Interest income	$1,438	$486
Interest expense	(752)	(446)
Other (expense) income	(13)	—

Other income, net	$673	$40

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

9. Segment Disclosures

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. Effective with the first quarter of 2007, the Company has realigned its operations into four reporting segments – (1) Americas - Commercial, (2) Americas - Professional, Technical and Staffing Alternatives (“Americas - PTSA”), (3) International - Commercial and (4) International - Professional, Technical and Staffing Alternatives (“International - PTSA”). The Americas include the U.S. operations, as well as Canada, Mexico and Puerto Rico, which were previously included in International. Additionally, corporate expenses that directly support the operating units have been allocated to the four segments.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 weeks ended April 1, 2007 and April 2, 2006. Prior periods have been reclassified to conform with the current presentation. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

	13 Weeks Ended
	2007	2006
Revenue from Services:
Americas - Commercial	$684,051	$714,465
Americas - PTSA	263,433	280,736

Total Americas	947,484	995,201

International - Commercial	358,950	308,679
International - PTSA	44,424	31,725

Total International	403,374	340,404

Consolidated Total	$1,350,858	$1,335,605

Earnings (Loss) from Operations:
Americas - Commercial	$21,059	$21,133
Americas - PTSA	13,615	14,562

Total Americas	34,674	35,695

International - Commercial	(4,493)	(2,339)
International - PTSA	248	180

Total International	(4,245)	(2,159)

Corporate Expense	(19,936)	(20,740)

Consolidated Total	$10,493	$12,796

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

10. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Upon adoption of FIN 48, the Company recognized a $332 increase in its retained earnings balance. After adoption of FIN 48, the Company’s unrecognized tax benefits were $6,159, the recognition of which would have a favorable effect of $3,104 on the effective tax rate.

The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of January 1, 2007, accrued interest and penalties were $1,891.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2001.

The Company has been contacted by the IRS for a routine examination of its 2005 U.S. federal income tax return and a 2001 refund claim. The Company and its subsidiaries have various other income tax returns in the process of examination, administrative appeals or litigation. The unrecognized tax benefit and related interest and penalty balances at January 1, 2007 include approximately $3,000 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

There have been no significant changes to unrecognized tax benefits in the first quarter of 2007.

The effective income tax rate on continuing operations in the first quarter of 2007 was 52.9%, an increase from last year’s rate of 36.3% for the first quarter. The majority of the increase in the effective tax rate is a result of an increase in losses in certain international locations including the U.K., for which no tax benefit is provided. This was partially offset by the benefit of the Work Opportunity Tax credit which was reinstated late in 2006.

11. Contingencies

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly-owned subsidiary of Kelly Services, Inc., who invested in Enron’s commercial paper. The Complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance, and that the Company received prepayment of approximately $10,000, $5,000 of which is related to Enron commercial paper purchased by the Company from Lehman Brothers or its affiliate, Lehman Commercial Paper, Inc., and $5,000 of which was purchased by the Company from Goldman Sachs & Co. Solely to avoid the cost of continued litigation, the Company has reached a confidential settlement with Enron, Lehman and certain other defendants of all claims arising from the Company’s purchase of Enron commercial paper from Lehman. The settlement, which involves a payment by the Company in an amount not material to our results of operations or financial position, is not yet documented or final and requires approval of the Bankruptcy Court presiding over the matter. The terms of the settlement will not have a material adverse effect on our results of operation or financial position. The Company intends to continue to vigorously defend the remaining claims arising from the purchase of Enron commercial paper from Goldman Sachs & Co., and the Company believes it has meritorious defenses to these remaining claims but is unable to predict the outcome of the proceedings.

The Company is the subject of a putative class action lawsuit brought on behalf of employees working in the State of California. The claims in the lawsuit relate to alleged misclassification of personal attendants as exempt and entitled to overtime under state law and alleged technical violations of a state law pertaining to information furnished on employee pay stubs. A hearing relating to plaintiffs’ motion for class certification was held on March 5, 2007 and the parties are awaiting the decision of the state court with respect to the motion. Because this matter is at a preliminary stage, the Company is not presently able to estimate the amount of damages, if any, that may arise from this matter.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

11. Contingencies (continued)

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. Although the amount of the ultimate liability with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial condition of the Company.

12. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the impact of the provisions of FAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this standard will be effective for the Company’s 2008 fiscal year. Management is currently evaluating the impact of the provisions of SFAS 159.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The first quarter of 2007 reflected significant accomplishments for Kelly Services. We undertook several changes designed to make us a stronger, more diversified company, position us for long-term growth and move us toward our goal of increasing value for our shareholders. During the quarter, we:

•	Divested non-core assets with the sale of the Kelly Home Care business unit.
•	Initiated a restructuring of our United Kingdom operations.
•	Increased our geographic breadth through the acquisition of Talents Technology, a perm-placement and executive search firm with operations in the Czech Republic and Poland.
•	Acquired the remaining 51% interest in our Tempstaff Kelly joint venture in Japan.
•	Added another fee-based, high-margin business through the acquisition of CGR/seven, a creative services staffing and permanent placement firm.

Early results of our strategic actions can be seen in our first quarter results. Despite a slower U.S. economy, Kelly delivered solid, profitable results, as follows:

•	Revenue was $1.351 billion dollars – a 1.1% increase
•	Our gross profit rate improved 1.0 percentage point to 17.0%
•	Temp-to-perm and placement fees grew rapidly, increasing by over 30%
•	Earnings from continuing operations, while impacted by a $2.6 million charge to restructure our U.K. operations, remained strong.

Although first quarter revenue growth was affected by the U.S. economy - representing our largest staffing market - we view the slowdown as a mid-cycle pause that should moderate, leading to a resumption of growth later in the year.

The employment outlook for Kelly’s customers continues to stay positive. U.S. unemployment levels remain low and, overall, the domestic labor market is healthy. Furthermore, European and Asian economic growth is solid and employment trends are positive.

For the remainder of the year, we will continue to focus on our strategic priorities, build relationships with the world’s largest, most respected companies, expand our presence around the world, grow revenue, and enhance profitability.

Results of Operations

First Quarter

Revenue from services in the first quarter of 2007 totaled $1.351 billion, an increase of 1.1% from the same period in 2006. This was the result of an increase in hours worked of 1.4% and a decrease in average hourly bill rates of 0.7%. The decrease in the average hourly bill rate was due to our rapid expansion in countries such as India and Malaysia which have much lower average bill rates. Fee based income, which is included in revenue from services, totaled $30.3 million, or 2.2% of total revenue, for the first quarter of 2007, an increase of 30.5% as compared to $23.2 million in the first quarter of 2006. Reflecting the economic slowdown in the U.S. Market, revenue for the quarter decreased in the Americas - Commercial and Americas - Professional Technical and Staffing Alternatives (“Americas - PTSA”) business segments. Revenue increased at double-digit rates in both the International - Commercial and International - Professional, Technical and Staffing Alternatives (“International - PTSA”) business segments.

Compared to the first quarter of 2006, the U.S. dollar was weaker against many foreign currencies, including the euro and British pound. As a result, our consolidated U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, first quarter revenue decreased 1.1% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2007 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2006. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on first quarter revenue:

	First Quarter Revenue
	2007	2006	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas - Commercial	$685.5	$714.5	(4.1	) %
America - PTSA	263.5	280.7	(6.1)

Total Americas - Constant Currency	949.0	995.2	(4.6)

International - Commercial	331.2	308.7	7.3
International - PTSA	41.1	31.7	29.4

Total International - Constant Currency	372.2	340.4	9.3

Total Revenue from Services - Constant Currency	1,321.3	1,335.6	(1.1)
Foreign Currency Impact	29.6	—

Revenue from Services	$1,350.9	$1,335.6	1.1%

Gross profit of $229.2 million was 7.6% higher than the gross profit of $213.0 million for the same period of the prior year. The gross profit rate for the first quarter of 2007 was 17.0%, versus 16.0% for the first quarter of 2006. Compared to the prior year, the gross profit rate increased in the Americas - Commercial, Americas - PTSA and International - PTSA segments, but decreased slightly in the International - Commercial segment.

The improvement in the gross profit rate in the Americas - Commercial and Americas - PTSA segments is due to both growth in fee based income and lower workers’ compensation costs measured as a percentage of direct wages. Fee based recruitment income, which represents approximately two percent of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates. We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $3.1 million in the first quarter of 2007. This compares to a similar adjustment reducing prior year workers’ compensation claims by $0.6 million in the first quarter of 2006.

Selling, general and administrative expenses totaled $218.7 million, an increase of 9.2% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 16.2% in the first quarter of 2007, a 1.2 percentage point increase compared to the 15.0% rate in the first quarter of 2006. Included in selling, general and administrative expenses are $2.6 million of expenses related to the UK restructuring actions. See the UK Restructuring section for further discussion. The remaining increase in selling, general and administrative expenses is due primarily to the growth in compensation related costs in the Americas - PTSA, International - Commercial and International - PTSA segments.

Earnings from operations in the first quarter of 2007 totaled $10.5 million, an 18.0% decrease compared to earnings from operations of $12.8 million reported for the first quarter of 2006. Included in earnings from operations are $2.6 million of expenses related to the UK restructuring actions.

Other income, net in the first quarter of 2007 was $673 thousand, compared to $40 thousand for the same period last year. The change is primarily attributable to an increase in interest income related to higher U.S. interest rates and higher cash balances compared to last year.

The effective income tax rate on continuing operations in the first quarter of 2007 was 52.9%, an increase from last year’s rate of 36.3% for the first quarter. The majority of the increase in the effective tax rate is a result of an increase in losses in certain international locations including the UK, for which no tax benefit is provided. This was partially offset by the benefit of the Work Opportunity Tax credit which was reinstated late in 2006.

Earnings from continuing operations were $5.3 million in the first quarter of 2007, compared to $8.2 million in the first quarter of 2006. Included in earnings from continuing operations are $2.6 million of expenses related to the UK restructuring actions.

During the first quarter of 2007, we sold the Kelly Home Care (“KHC”) business unit. Accordingly, first quarter 2006 results of operations were revised to remove KHC’s operating results from continuing operations. Additionally, first quarter 2006 results of operations were also revised to remove the operating results of Kelly Staff Leasing (“KSL”), which was sold in the fourth quarter of 2006. Earnings from discontinued operations, which include KHC’s and KSL’s operating results, as well as the $6.2 million gain on the sale of KHC, net of tax, totaled $6.7 million for the first quarter of 2007, as compared to $386 thousand in the first quarter of 2006.

First quarter net earnings for 2007 totaled $11.9 million, an increase of 39.2% as compared to last year. Basic and diluted earnings per share from continuing operations for the first quarter of 2007 were $0.14 as compared to basic and diluted earnings per share from continuing operations of $0.23 for the first quarter of 2006.

During the first quarter of 2007, the Company realigned its operations into four reporting segments – Americas - Commercial, Americas - PTSA, International - Commercial and International - PTSA. The Americas include the U.S. operations, as well as Canada, Mexico and Puerto Rico, which were previously included in International. In addition, corporate expenses that directly support the operating units have been allocated to all four segments. Prior periods were reclassified to conform with the current presentation.

Americas - Commercial

	First Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$684.1	$714.5	(4.3	) %
Earnings from Operations	21.1	21.1	(0.4)

Gross profit rate	15.9%	14.9%	1.0%
Expense rate	12.8	12.0	0.8
Operating profit rate	3.1	3.0	0.1

Revenue from services in the Americas - Commercial segment totaled $684.1 million in the first quarter of 2007, a 4.3% decrease compared to the $714.5 million reported for the same period in 2006. This reflected a decrease in hours worked of 6.9% partially offset by an increase in average hourly bill rates of 2.8%. Fee based income totaled $4.5 million in the first quarter of 2007, a 7.5% increase over the $4.2 million in the first quarter of 2006. On a year-over-year basis, revenue decreased 4.2% in January, 3.9% in February and 4.7% in March. Americas - Commercial revenue represented 50.6% of total Company revenue in the first quarter of 2007 and 53.5% in the first quarter of 2006.

Americas - Commercial earnings from operations totaled $21.1 million in the first quarter of 2007, essentially unchanged as compared to first quarter earnings of $21.1 million last year, resulting in a 0.1 percentage point improvement in the operating profit rate. This was driven by the 1.0 percentage point increase in the gross profit rate, partially offset by the 4.3% decrease in revenue and a 0.8% increase in the selling, general and administrative expense rate.

The increase in the gross profit rate reflected lower workers’ compensation costs and reduced payroll taxes, combined with growth in fee based income. As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the first quarter. Of the total $3.1 million adjustment, $2.8 million is reflected in the results of Americas - Commercial. The increase in selling, general and administrative expense rate was primarily due to the reduction in expense leverage as a result of the decrease in revenue from services.

Americas - PTSA

	First Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$263.4	$280.7	(6.2	) %
Earnings from Operations	13.6	14.6	(6.5)

Gross profit rate	18.5%	16.5%	2.0%
Expense rate	13.3	11.3	2.0
Operating profit rate	5.2	5.2	0.0

Revenue from services in the Americas - PTSA segment for the first quarter of 2007 totaled $263.4 million, a decrease of 6.2% compared to the $280.7 million reported in the first quarter of 2006. This reflected a decrease in hours worked of 6.3%, partially offset by an increase in average billing rates of 0.9% for the professional and technical staffing businesses. Fee based income totaled $7.4 million in the first quarter of 2007 and $5.5 million in the first quarter of 2006, an increase of 35.2%. On a year-over-year basis, revenue decreased 6.6% in January, 5.1% in February and 6.6% in March. Americas - PTSA revenue represented 19.5% of total Company revenue in the first quarter of 2007 and 21.0% in the first quarter of 2006.

Kelly Health Care and Kelly HRfirst were the leading performers in the first quarter of 2007, with each business unit reporting revenue growth. Kelly IT Resources, Kelly Scientific Resources and Kelly Engineering Resources reported year-over-year revenue declines of 23.4%, 11.2%, and 6.1% respectively, in the first quarter of 2007.

Americas - PTSA earnings from operations for the first quarter of 2007 totaled $13.6 million, a decrease of 6.5% from the same period in 2006 and flat to 2006 in the operating profit rate. This was the result of a 2.0 percentage point improvement in the gross profit rate, partially offset by the 6.2% decrease in revenue and a 2.0% increase in the selling, general and administrative expense rate.

The PTSA gross profit rate increased primarily due to increases in fee based income, reduced payroll taxes and the benefit of a full quarter’s impact of the higher margin Ayers’ outplacement business.

The increase in selling, general and administrative expenses was due to increased compensation related costs, including a full quarter’s impact of the Ayers’ outplacement business, acquired in the second quarter of 2006.

International - Commercial

	First Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$359.0	$308.7	16.3%
Loss from Operations	(4.5)	(2.3)	(92.1)

Gross profit rate	16.6%	16.8%	(0.2	) %
Expense rate	17.8	17.6	0.2
Operating profit rate	(1.3)	(0.8)	(0.5)

Translated U.S. dollar revenue from services in International - Commercial for the first quarter of 2007 totaled $359.0 million, a 16.3% increase compared to the $308.7 million reported in the first quarter of 2006. This resulted from a 19.6% increase in fee based income and an increase in hours worked of 26.1%, partially offset by a decrease in the translated U.S. dollar average hourly bill rates of 7.9%. Fee based income totaled $12.1 million in the first quarter of 2007 and $10.1 million in the first quarter of 2006. International - Commercial revenue represented 26.6% of total Company revenue in the first quarter of 2007 and 23.1% in the first quarter of 2006.

On a constant currency basis, revenue increased by 7.3%, fee based income increased 11.5% and average hourly bill rates decreased 15.3% from the first quarter of 2006. On a year-over-year basis, constant currency revenue growth by month was 6.4% in January, 9.1% in February and 6.4% in March. The change in average bill rates was impacted by significant growth in lower average wage rate countries, such as India and Malaysia.

International - Commercial loss from operations for the first quarter of 2007 totaled $4.5 million compared to a net loss of $2.3 million last year. The current year includes a $2.6 million charge related to the restructuring of the UK operations. The 16.3% increase in revenue was partially offset by a 0.2% decrease in the gross profit rate, and the $2.6 million UK restructuring charge, as measured in U.S. dollars.

The 0.2% decrease in International - Commercial gross profit rate for the first quarter of 2007 primarily reflects growth in pan-European corporate account business principally in the U.K., which carries a lower gross profit rate. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and the $2.6 million UK restructuring charge.

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

International - PTSA

	First Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$44.4	$31.7	40.0%
Earnings from Operations	0.2	0.2	37.8

Gross profit rate	27.7%	25.2%	2.5%
Expense rate	27.1	24.6	2.5
Operating profit rate	0.6	0.6	0.0

Translated U.S. dollar revenue from services in International - PTSA for the first quarter of 2007 totaled $44.4 million, a 40.0% increase compared to the $31.7 million reported in the first quarter of 2006. This resulted from an 81.9% increase in fee based income and an increase in hours worked of 16.8%, combined with an increase in the translated U.S. dollar average hourly bill rates of 15.5%. Fee based income totaled $6.3 million in the first quarter of 2007 and $3.5 million in the first quarter of 2006. International - PTSA revenue represented 3.3% of total Company revenue in the first quarter of 2007 and 2.4% in the first quarter of 2006.

On a constant currency basis, revenue increased by 29.4%, fee based income increased 71.6% and average hourly bill rates increased 5.4% from the first quarter of 2006. On a year-over-year basis, constant currency revenue growth by month was 26.4% in January, 31.6% in February and 31.1% in March.

International - PTSA earnings from operations for the first quarter totaled $0.2 million in 2007 and 2006, which resulted in a 0.6% operating profit rate in both periods. The 40.0% increase in revenue was partially offset by a 2.5% increase in the expense rate. The International - PTSA gross profit rate for the first quarter of 2007 increased 2.5% from the same period last year. Growth in fee based income was partially offset by the effects of growth in pan-European corporate account business, which carries a lower gross profit rate, principally in the U.K. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and costs associated with new branches.

UK Restructuring

On January 24, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom operations (“Kelly UK”). The plan is the result of management’s strategic review of the operations of Kelly UK which identified under-performing branch locations and the opportunity for additional operational cost savings. The plan will result in the closure of 21 branch locations and the consolidation of the Kelly UK headquarters operations into a single location.

As of April 1, 2007, $2.6 million of charges associated with these actions have been incurred and are reported as a component of selling, general and administrative expenses. The charge included $2.2 million of facility exit costs and $400 thousand of accelerated depreciation of leasehold improvements and personal property in the impacted locations. Cash expenditures related to restructuring actions were $1.1 million.

Currently, we expect to incur approximately $2.4 million of additional facility exit costs and approximately $300 thousand of accelerated depreciation related to closing the three remaining branch locations and relocating the UK headquarters operations in the second and third quarter of 2007. Cash expenditures to complete the restructuring actions are expected to be approximately $3.5 million. In addition, the Company expects to incur $600 thousand in moving and lease origination costs associated with the headquarters consolidation. Total pre-tax charges related to the UK project are expected to be approximately $6 million. It is currently expected that the restructuring plan will result in improved operating results beginning in 2008 by lower selling, general and administrative expenses through reduced facilities and related expenses, partially offset by lower gross profit as a result of lower revenue from services.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $121 million at the end of the first quarter of 2007, an increase of $3 million from the $118 million at year-end 2006. As further described below, the Company generated $14 million of cash from operating activities and used $13 million of cash in investing activities.

Operating Activities

In the first quarter of 2007, the Company generated $14 million in cash from its operating activities, as compared to $11 million in the first quarter of 2006. This increase is due primarily to slower growth in accounts receivable offset by lower net income excluding the gain on discontinued operations.

Trade accounts receivable totaled $828 million at the end of the first quarter of 2007. Global days sales outstanding at the end of the first quarter of 2007 were 56 days, comparable to the 56 days as of the end of first quarter in the prior year.

The Company’s working capital position was $466 million at the end of the first quarter of 2007, compared to $463 million at year-end 2006. The current ratio was 1.8 at both the end of the first quarter of 2007 and year-end 2006.

Investing Activities

In the first quarter of 2007, the Company used $13 million for investing activities, compared to $6 million in the first quarter of 2006. Capital expenditures totaled $9 million for the first quarter of 2007 and $6 million for the first quarter of 2006.

Capital expenditures for 2007, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $43 and $45 million, compared to $46 million for 2006. This level reflects continued spending associated with the implementation of the PeopleSoft payroll, billing and accounts receivable project.

The total cost related to the PeopleSoft payroll, billing and accounts receivable project, which commenced in the fourth quarter of 2004, is expected to be approximately $45 million in capital expenditures and $24 million in selling, general and administrative expenses. Future capital expenditures for the PeopleSoft project by year are expected to amount to $19 million in total for 2007 and $2 million in 2008. Selling, general and administrative expenses for the PeopleSoft project by year are expected to amount to $8 million in total for 2007 and $7 million in 2008. By the end of 2008, the PeopleSoft implementation is expected to cover U.S., Canada, Puerto Rico, U.K. and Ireland operations.

During the first quarter of 2007, the Company sold the Kelly Home Care business for cash proceeds of $12.5 million. The results of operations and the gain on sale are presented in discontinued operations in both 2007 and 2006.

On April 1, 2007, the Company purchased the remaining shares of Tempstaff Kelly, Inc., a joint venture originally created with Sony Corporation and Tempstaff, one of the largest staffing companies in Japan, for $2 million, net of cash received. With the purchase of the remaining 51% interest in Tempstaff Kelly, Tempstaff Kelly became a wholly owned, consolidated subsidiary of Kelly Services, Inc. as of April 1, 2007. Tempstaff Kelly will be included in the International - Commercial and International - PTSA business segments subsequent to April 1, 2007.

During the first quarter of 2007, the Company acquired the net operating assets of Talents Technology, a permanent placement and executive search firm with operations in the Czech Republic and Poland, for $3 million in cash. The transaction also includes additional contingent earnout payments of up to $1.6 million over the next three years, based primarily on the achievement of certain earnings targets. Talents Technology is included in the International - PTSA business segment as of April 1, 2007.

The Company also acquired the net operating assets of CGR/seven LLC, a creative staffing services firm that specializes in providing creative talent, for $12 million in cash, $1 million payable in each of the years 2008 and 2009, and possible additional earnout payments of up to $2 million payable in each of the years 2008 and 2009. CGR/seven is included in the Americas - PTSA business segment as of April 1, 2007.

Financing Activities

In the first quarter of 2007, the Company generated $63 thousand in financing activities and used $8 million in the first quarter of 2006.

Short-term debt totaled $76 million at the end of the first quarter of 2007, compared to $69 million at year-end 2006. At the end of the first quarter of 2007, debt represented approximately 8.9% of total capital.

In the first quarter of 2007, the Company obtained short-term financing utilizing an $8.2 million yen-denominated credit facility to purchase the additional 51% interest in Tempstaff Kelly, as well as to fund local working capital. This was offset by $4.6 million in dividend payments and $1.9 million in repayments on the revolving line of credit.

New Accounting Pronouncements

See Note 12, New Accounting Pronouncements, in the Notes to Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Contractual Obligations and Commercial Commitments

Other than the obligations related to our acquisitions and income taxes disclosed in the notes to financial statements in this Form 10-Q filing, there are no material changes in the Company’s obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 14, 2007. The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company has no long-term debt and expects to meet its cash requirements over at least the next 12 months, including the funding of the PeopleSoft payroll, billing and accounts receivable project, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

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

PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

See Note 11 to the financial statements of this Quarterly Report on Form 10-Q for a discussion of current legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of Company’s Annual Report filed on Form 10-K for year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through February 4, 2007	2,689	(1)	$29.77	(1)	—	—

February 5, 2007 through March 4, 2007	16,110	(2)	31.26	(2)	—	—

March 5, 2007 through April 1, 2007	165	(1)	31.56	(1)	—	—

Total	18,964		$31.05		—	—

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

(2) This amount includes the effect of shares withheld to satisfy the tax obligation in connection with the vesting of restricted shares, as described in (1) above, along with the effect of shares swapped in exchange for the exercise of incentive stock options.

Item 6. Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 25 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 2, 2007

/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2007

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