Form 10-Q
period 2007-07-01
KELLY SERVICES INC
filed 2007-08-08
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

At July 27, 2007, 33,263,389 shares of Class A and 3,460,523 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue from services	$1,415,674	$1,392,886	$2,766,532	$2,728,491

Cost of services	1,168,108	1,169,538	2,289,758	2,292,107

Gross profit	247,566	223,348	476,774	436,384

Selling, general and administrative expenses	225,300	203,384	444,015	403,624

Earnings from operations	22,266	19,964	32,759	32,760

Other income, net	930	465	1,603	505

Earnings from continuing operations before taxes	23,196	20,429	34,362	33,265

Income taxes	7,885	8,579	13,793	13,243

Earnings from continuing operations	15,311	11,850	20,569	20,022

Earnings from discontinued operations, net of tax	18	823	6,675	1,209

Net earnings	$15,329	$12,673	$27,244	$21,231

Basic earnings per share:
Earnings from continuing operations	$0.42	$0.33	$0.56	$0.56
Earnings from discontinued operations	—	0.02	0.18	0.03

Net earnings	$0.42	$0.35	$0.74	$0.59

Diluted earnings per share:
Earnings from continuing operations	$0.41	$0.33	$0.56	$0.55
Earnings from discontinued operations	—	0.02	0.18	0.03

Net earnings	$0.41	$0.35	$0.74	$0.59

Dividends per share	$.125	$.10	$.25	$.20

Average shares outstanding
(thousands):
Basic	36,658	35,943	36,585	35,907
Diluted	36,962	36,198	36,948	36,187

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars except share items)

	July 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$112,463	$118,428
Trade accounts receivable, less allowances of $17,348 and $16,818, respectively	869,256	838,246
Prepaid expenses and other current assets	49,293	45,316
Deferred taxes	27,960	29,543

Total current assets	1,058,972	1,031,533
PROPERTY AND EQUIPMENT:
Land and buildings	62,534	61,410
Equipment, furniture and leasehold improvements	327,325	311,244
Accumulated depreciation	(218,184)	(202,366)

Net property and equipment	171,675	170,288
NONCURRENT DEFERRED TAXES	37,231	35,437
GOODWILL, NET	122,282	96,504
OTHER ASSETS	143,815	135,662

TOTAL ASSETS	$1,533,975	$1,469,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$77,165	$68,928
Accounts payable	153,373	132,819
Accrued payroll and related taxes	265,065	274,284
Accrued insurance	25,601	24,191
Income and other taxes	63,379	68,055

Total current liabilities	584,583	568,277
NONCURRENT LIABILITIES:
Accrued insurance	60,413	57,277
Accrued retirement benefits	78,861	71,990
Other long-term liabilities	19,802	13,323

Total noncurrent liabilities	159,076	142,590
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,632,768 at 2007 and 2006	36,633	36,633
Class B common stock, shares issued 3,483,098 at 2007 and 2006	3,483	3,483
Treasury stock, at cost
Class A common stock, 3,377,229 shares at 2007 and 3,698,781 at 2006	(71,454)	(78,241)
Class B common stock, 22,575 shares at 2007 and 2006	(600)	(600)
Paid-in capital	32,112	32,048
Earnings invested in the business	753,409	735,104
Accumulated other comprehensive income	36,733	30,130

Total stockholders’ equity	790,316	758,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,533,975	$1,469,424

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Capital Stock
Class A common stock
Balance at beginning of period	$36,633	$36,629	$36,633	$36,620
Conversions from Class B	—	—	—	9

Balance at end of period	36,633	36,629	36,633	36,629

Class B common stock
Balance at beginning of period	3,483	3,487	3,483	3,496
Conversions to Class A	—	—	—	(9)

Balance at end of period	3,483	3,487	3,483	3,487

Treasury Stock
Class A common stock
Balance at beginning of period	(73,631)	(88,399)	(78,241)	(90,319)
Exercise of stock options, restricted stock awards and other	2,177	1,664	6,787	3,584

Balance at end of period	(71,454)	(86,735)	(71,454)	(86,735)

Class B common stock
Balance at beginning of period	(600)	(600)	(600)	(600)
Exercise of stock options, restricted stock awards and other	—	—	—	—

Balance at end of period	(600)	(600)	(600)	(600)

Paid-in Capital
Balance at beginning of period	33,205	27,651	32,048	27,015
Exercise of stock options, restricted stock awards and other	(1,093)	(401)	64	235

Balance at end of period	32,112	27,250	32,112	27,250

Earnings Invested in the Business
Balance at beginning of period	742,718	692,961	735,104	688,033
Adoption of FIN 48	—	—	332	—
Net earnings	15,329	12,673	27,244	21,231
Dividends	(4,638)	(3,637)	(9,271)	(7,267)

Balance at end of period	753,409	701,997	753,409	701,997

Accumulated Other Comprehensive Income
Balance at beginning of period	32,182	16,691	30,130	7,798
Foreign currency translation adjustments, net of tax	4,811	8,480	7,096	10,377
Unrealized (losses) gains on investments, net of tax	(260)	1,012	(493)	8,008

Balance at end of period	36,733	26,183	36,733	26,183

Stockholders’ Equity at end of period	$790,316	$708,211	$790,316	$708,211

Comprehensive Income
Net earnings	$15,329	$12,673	$27,244	$21,231
Foreign currency translation adjustments, net of tax	4,811	8,480	7,096	10,377
Unrealized gains (losses) on investments, net of tax	(260)	1,012	(493)	8,008

Comprehensive Income	$19,880	$22,165	$33,847	$39,616

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	26 Weeks Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net earnings	$27,244	$21,231
Noncash adjustments:
Depreciation and amortization	20,868	20,610
Provision for bad debts	2,346	2,947
Stock-based compensation	1,361	2,246
Gain on sale of discontinued operations	(6,166)	—
Other, net	(371)	(72)
Changes in operating assets and liabilities	(15,608)	(7,001)

Net cash from operating activities	29,674	39,961

Cash flows from investing activities:
Capital expenditures	(21,295)	(14,563)
Proceeds from sale of discontinued operations	12,500	—
Acquisition of companies, net of cash received	(24,733)	(4,469)
Other investing activities	(754)	(461)

Net cash from investing activities	(34,282)	(19,493)

Cash flows from financing activities:
Net decrease in revolving line of credit	(720)	(4,016)
Proceeds from short-term debt	8,223	—
Dividend payments	(9,271)	(7,267)
Stock options and other stock sales	5,649	1,526
Other financing activities	(6,509)	(2,692)

Net cash from financing activities	(2,628)	(12,449)

Effect of exchange rates on cash and equivalents	1,271	591

Net change in cash and equivalents	(5,965)	8,610
Cash and equivalents at beginning of period	118,428	63,699

Cash and equivalents at end of period	$112,463	$72,309

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements as of July 1, 2007 include, from the date of acquisition, the Company’s majority-owned subsidiaries in China acquired during the second quarter of 2007. The Company consolidates the Chinese companies and records an adjustment in other income, net in the Company’s statement of earnings to reflect the portion of the earnings, net of tax, attributable to the minority shareholders. All significant intercompany balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current presentation. The results of operations related to the 2006 fourth quarter disposition of Kelly Staff Leasing and the 2007 first quarter disposition of Kelly Home Care have been reclassified and separately stated in the accompanying consolidated financial statements of earnings for the 13 weeks ended July 1, 2007 and July 2, 2006 and the 26 weeks ended July 1, 2007 and July 2, 2006. The assets and liabilities of these discontinued operations have not been reclassified in the accompanying consolidated balance sheets and related notes. The cash flows from discontinued operations are not separately classified in the Company’s consolidated statements of cash flows. Additionally, the Company has realigned its operations into four reporting segments, as disclosed in Note 9. Prior periods have been reclassified to conform with the current presentation.

2. Acquisitions

As part of the Company’s strategy to diversify and expand its global operations, Kelly completed three acquisitions during the first six months of 2007. Effective March 23, 2007, the Company acquired Talents Czech s.r.o. and Talents Polska Spolka z o.o., (“Talents Technology”), permanent placement and executive search firms with operations in the Czech Republic and Poland, for $3,058 in cash. The transaction also includes additional contingent earnout payments of up to $1,600 over the next three years, based primarily on the achievement of certain earnings targets. Talents Technology is included as a business unit in the International - PTSA business segment of the Company from the date of acquisition.

Effective March 31, 2007, the Company acquired CGR/seven LLC, a creative services staffing firm located in New York, for $12,000 in cash at the date of acquisition and $1,000 payable in each of the years 2008 and 2009, and possible additional earnout payments of up to $2,000 payable in each of the years 2008 and 2009, based primarily on the achievement of certain earnings targets. CGR/seven specializes in providing creative talent and placing professionals with design, publishing, marketing, fashion and media companies in the New York, New Jersey and Connecticut markets, and is included in the Company’s Americas - PTSA business segment.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

2. Acquisitions (continued)

Effective May 30, 2007, the Company acquired P-Serv Pte Ltd (“P-Serv”), a company specializing in temporary staffing, permanent staffing, outsourcing and executive search, with operations in China, Hong Kong and Singapore, for $8,057 in cash. As part of this transaction, Kelly acquired a 70% ownership interest in two permanent placement staffing joint ventures in China. Shanghai Changning Personnel Co., Ltd. and Nanchang Personnel Co., Ltd. maintain 30% minority interests in the two joint ventures.

The transaction also includes additional contingent earnout payments of up to $2,612 in total, payable in 2009 and 2010, based primarily on the achievement of certain earnings targets. P-Serv is included as a business unit in the International – Commercial business segment of the Company from the date of acquisition. The purchase price allocation for this acquisition is preliminary and could change, subject to the completion of the asset valuation, which is ongoing as of the date of this filing. Although the Company has not completed its valuation of the P-Serv acquisition as of the date of this filing, it does not believe that the amortization of intangible assets would be material to its results of operations for the quarter ended July 1, 2007.

Proforma financial information related to the three acquisitions is not presented due to immateriality. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the above acquisitions.

Current assets	$4,656
Goodwill	18,026
Identified intangibles	4,615
Other noncurrent assets	211
Current liabilities	(1,578)
Non current liabilities	(104)

Total purchase price	$25,826

Included in the assets purchased was $3,906 of intangible assets associated with customer lists. These assets will be amortized over 10 years and will have no residual value. All future payments related to these acquisitions will be recorded as additional goodwill. Goodwill associated with the CGR/seven LLC transaction is expected to be deductible for tax purposes.

During the second quarter of 2006, the Company acquired the net operating assets of The Ayers Group for $4,600 in cash. The transaction included additional contingent earn-out payments of up to $1,333, payable over two years, based primarily on the achievement of certain earnings targets.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Discontinued Operations

Effective March 31, 2007, the Company sold its Kelly Home Care (“KHC”) business unit, part of the Americas - PTSA segment, to ResCare, Inc. for $12,500 and recognized a pre-tax gain on sale of $10,153 ($6,166 net of tax). The sale of KHC was an important part of the Company’s strategy of reviewing existing operations, selectively divesting non-core assets and reinvesting the proceeds in strategic growth initiatives.

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

	13 Weeks Ended		26 Weeks Ended
	2007	2006	2007	2006
Revenue from services	$—	$23,523	$14,777	$48,007

Operating income from discontinued operations	$29	$1,362	$827	$2,003

Less: Income taxes	11	539	318	794

Earnings from discontinued operations, net of tax	18	823	509	1,209

Gain on sale of discontinued operations	—	—	10,153	—
Less: Income taxes	—	—	3,987	—

Gain on sale of discontinued operations, net of tax	—	—	6,166	—

Discontinued operations, net of tax	$18	$823	$6,675	$1,209

In connection with the sale of KHC, $878 of goodwill was allocated to KHC. The Company did not include in the sale KHC’s net trade accounts receivable of $7,108 as of March 31, 2007 and retains the responsibility for collecting these amounts. As of July 1, 2007, KHC’s net trade accounts receivable totaled $512.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

4. Investment

Effective March 30, 2007, the Company paid $6,492 for the remaining shares of Tempstaff Kelly, Inc. (“Tempstaff Kelly”), a joint venture originally created with Sony Corporation and Tempstaff, one of the largest Japanese staffing companies. With the purchase of the remaining 51% ownership interest, Kelly increased its ownership interest to 100% and began directing all Tempstaff Kelly operations effective April 1, 2007. As a result, the assets and liabilities of Tempstaff Kelly, now a wholly owned subsidiary of the Company, were included in the Company’s financial statements on a fully consolidated basis as of April 1, 2007. Tempstaff Kelly’s operational results are included in the International - Commercial and International - PTSA business segments subsequent to April 1, 2007. Previously, the Company accounted for the investment under the equity method of accounting, where a proportionate share of Tempstaff Kelly’s net income was recorded in other income, net in Kelly’s statement of earnings.

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

Current assets	$5,733
Goodwill	8,595
Identified intangibles	2,637
Other noncurrent assets	359
Current liabilities	(4,412)

Total purchase price	$12,912

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Restructuring

UK Operations

On January 24, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom operations (“Kelly UK”). The plan is the result of management’s strategic review of the operations of Kelly UK which identified under-performing branch locations and the opportunity for additional operational cost savings. The plan will result in the closure of 22 branches and the consolidation of the Kelly UK headquarters operations into a single location.

As of July 1, 2007, Kelly UK has closed each of the 22 branches scheduled for closure, reached settlements with landlords for the UK headquarters locations and incurred $2,166 and $4,800, respectively, of restructuring charges associated with these actions in the 13 and 26 weeks ended July 1, 2007. These expenses are reported as a component of selling, general and administrative expenses in the International - Commercial segment. For the 13 weeks ended July 1, 2007, the $2,166 charge includes $1,978 for facility exit costs and $188 for accelerated depreciation of leasehold improvements and personal property. For the 26 weeks ended July 1, 2007, the $4,800 charge includes $4,204 for facility exit costs and $596 for accelerated depreciation. Kelly UK plans to complete the UK headquarters relocation in the third quarter of 2007. To complete the restructuring actions, we expect to incur additional facility exit costs of approximately $111 and additional accelerated depreciation of approximately $70. We currently expect the total pre-tax facility exit costs and accelerated depreciation will be approximately $5,000. The Company did not incur any significant severance costs in connection with the restructuring.

Following is a summary of our balance sheet accrual related to the facility exit costs:

Balance at beginning of year	$—

Additions charged to operations	2,226
Reductions for cash payments	(1,088)

Balance at April 1, 2007	1,138

Additions charged to operations	1,978
Reductions for cash payments	(2,672)

Balance at July 1, 2007	$444

In addition, the Company has incurred moving, fit out and lease origination fees related to the headquarters consolidation of $282 and expects to incur an additional $900 for such expenses, bringing the total costs of the UK project to approximately $6,200.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Restructuring (continued)

Americas Operations

On July 23, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our Americas – Commercial branch operations. The plan is the result of management’s strategic review of operations in the U.S. which identified under-performing branch locations. The plan will result in the closure of approximately 40 branch locations. We expect that the plan will be completed no later than the fourth quarter of 2007.

We currently estimate that we will incur total pre-tax charges associated with these actions of approximately $2,000, including $1,200 in facility exit costs, approximately $400 of accelerated depreciation of leasehold and personal property in locations to be closed and $400 in severance and other expenses. We expect that such charges will be recorded primarily in the third and fourth quarters of 2007 in accordance with generally accepted accounting principles. The total estimated expense of $2,000 includes anticipated future cash expenditures of $1,600.

6. Goodwill

The changes in the net carrying amount of goodwill for the 26 weeks ended July 1, 2007 and July 2, 2006 are as follows:

	26 Weeks Ended
	2007	2006
Balance at beginning of period	$96,504	$88,217
Acquisition of companies (See Notes 2 and 4)	26,656	3,867
Divestiture of company (See Note 3)	(878)	—
Translation adjustment	—	3,959

Balance at end of period	$122,282	$96,043

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 26-week periods ended July 1, 2007 and July 2, 2006 were as follows:

	13 Weeks Ended		26 Weeks Ended
	2007	2006	2007	2006
Earnings from continuing operations	$15,311	$11,850	$20,569	$20,022
Earnings from discontinued operations, net of tax	18	823	6,675	1,209

Net earnings	$15,329	$12,673	$27,244	$21,231

Determination of shares (thousands):
Weighted average common shares outstanding	36,658	35,943	36,585	35,907
Effect of dilutive securities:
Stock options	184	165	207	155
Restricted awards and other	120	90	156	125

Weighted average common shares outstanding - assuming dilution	36,962	36,198	36,948	36,187

Basic earnings per share
Earnings from continuing operations	$.42	$.33	$.56	$.56
Earnings from discontinued operations	—	.02	.18	.03

Net earnings	$.42	$.35	$.74	$.59

Diluted earnings per share
Earnings from continuing operations	$.41	$.33	$.56	$.55
Earnings from discontinued operations	—	.02	.18	.03

Net earnings	$.41	$.35	$.74	$.59

Stock options representing 233,000 and 773,000 shares, respectively, for the 13 weeks ended July 1, 2007 and July 2, 2006, and 241,000 and 847,000 shares, respectively, for the 26 weeks ended July 1, 2007 and July 2, 2006 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

8. Other Income, Net

Included in Other income, net are the following:

	13 Weeks Ended		26 Weeks Ended
	2007	2006	2007	2006
Interest income	$1,076	$777	$2,514	$1,263
Interest expense	(570)	(598)	(1,322)	(1,044)
Dividend income	424	266	424	266
Other (expense) income	—	20	(13)	20

Other income, net	$930	$465	$1,603	$505

9. Segment Disclosures

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. Effective with the first quarter of 2007, the Company realigned its operations into four reporting segments – (1) Americas - Commercial, (2) Americas - Professional, Technical and Staffing Alternatives (“Americas - PTSA”), (3) International - Commercial and (4) International - Professional, Technical and Staffing Alternatives (“International - PTSA”). The Americas include the U.S. operations, as well as Canada, Mexico and Puerto Rico, which were previously included in International. Additionally, corporate expenses that directly support the operating units have been allocated to the four segments.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 weeks and 26 weeks ended July 1, 2007 and July 2, 2006. Prior periods have been reclassified to conform with the current presentation. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

9. Segment Disclosures (continued)

	13 Weeks Ended		26 Weeks Ended
	2007	2006	2007	2006
Revenue from Services:
Americas - Commercial	$696,974	$738,734	$1,381,025	$1,453,199
Americas - PTSA	271,630	276,764	535,063	557,500

Total Americas	968,604	1,015,498	1,916,088	2,010,699

International - Commercial	397,682	342,832	756,632	651,511
International - PTSA	49,388	34,556	93,812	66,281

Total International	447,070	377,388	850,444	717,792

Consolidated Total	$1,415,674	$1,392,886	$2,766,532	$2,728,491

Earnings (Loss) from Operations:
Americas - Commercial	$22,988	$26,381	$44,047	$47,514
Americas - PTSA	13,633	13,454	27,248	28,016

Total Americas	36,621	39,835	71,295	75,530

International - Commercial	4,294	(558)	(199)	(2,897)
International - PTSA	544	(78)	792	102

Total International	4,838	(636)	593	(2,795)

Corporate Expense	(19,193)	(19,235)	(39,129)	(39,975)

Consolidated Total	$22,266	$19,964	$32,759	$32,760

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

The IRS is currently examining a 2001 refund claim. The Company and its subsidiaries have various other income tax returns in the process of examination, administrative appeals or litigation. The unrecognized tax benefit and related interest and penalty balances at January 1, 2007 included approximately $3,000 related to tax positions which were reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

During the second quarter of 2007, $2,000 was paid in connection with an amended 2005 federal tax return. The unrecognized tax benefit and related interest and penalty balances at the end of the second quarter of 2007 include approximately $1,200 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

There have been no other significant changes to unrecognized tax benefits in the second quarter of 2007.

The effective income tax rate on continuing operations in the second quarter of 2007 was 34.0%, a decrease from last year’s rate of 42.0% for the second quarter. The effective income tax rate on continuing operations for the first six months of 2007 was 40.1%, a small increase from the 39.8% rate for the first six months of 2006. The majority of the increase in the year-to-date effective tax rate is a result of an increase in losses in certain international locations including the U.K., for which no tax benefit is provided. This was partially offset by the benefit of the Work Opportunity Tax credit which was reinstated late in 2006.

11. Contingencies

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly-owned subsidiary of Kelly Services, Inc., who invested in Enron’s commercial paper. The Complaint alleges that Enron’s October 2001 buyback of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance, and that the Company received prepayment of approximately $10,000, $5,000 of which is related to Enron commercial paper purchased by the Company from Lehman Brothers or its affiliate, Lehman Commercial Paper, Inc., and $5,000 of which was purchased by the Company from Goldman Sachs & Co. Solely to avoid the cost of continued litigation, the Company has reached a confidential settlement with Enron, Lehman and certain other defendants of all claims arising from the Company’s purchase of Enron commercial paper from Lehman. The settlement, which involves a payment by the Company in an amount not material to our results of operations or financial position, was approved on July 27, 2007 by the Bankruptcy Court presiding over the matter. The settlement became final on August 7, 2007. The terms of the settlement will not have a material adverse effect on our results of operation or financial position. The Company intends to continue to vigorously defend the remaining claims arising from the purchase of Enron commercial paper from Goldman Sachs & Co., and the Company believes it has meritorious defenses to these remaining claims but is unable to predict the outcome of the proceedings.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

11. Contingencies (continued)

The Company is the subject of a putative class action lawsuit brought on behalf of employees working in the State of California. The claims in the lawsuit relate to alleged misclassification of personal attendants as exempt and not entitled to overtime under state law and alleged technical violations of a state law pertaining to information furnished on employee pay stubs. A hearing relating to plaintiffs’ motion for class certification was held on March 5, 2007, and on April 30, 2007, the Court certified the class. As to the April 30 order, the Company has both filed with the trial court a motion for reconsideration and a writ with the California Court of Appeal seeking an interlocutory appeal. Because this matter is at a preliminary stage, the Company is not presently able to estimate the amount of damages, if any, that may arise from this matter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

During the second quarter, we continued to make significant progress on our strategic plan to diversify geographically, invest in more recession-resistant, high-growth, high-margin businesses, accelerate globalization of our professional and technical staffing services and improve operating margins.

We expanded operations in China, Hong Kong, and Singapore with the acquisition of P-Serv – a multi-service staffing company that provides permanent placement, business-process outsourcing, call center management and customized human resource services. As a result of this acquisition, our global network now extends to 33 countries and territories.

Around the world, the growing demand for highly skilled, credentialed temporary workers created new opportunities for Kelly. This quarter we added approximately 15 PTSA branches to meet the need for engineers, information technologists, scientific staff and other highly skilled workers.

Currently our greatest challenge remains the U.S. staffing market, where we do nearly two-thirds of our business. On the positive side, we believe the U.S. economy shows signs of strength. New jobs are being created, the nation’s unemployment rate remains low and small-to-medium-size companies are growing and hiring.

However, for more than a year now, we’ve been experiencing what we believe is the longest mid-cycle pause ever seen in the U.S. staffing industry. As a result, we have decided to restructure our Americas - Commercial branch network to support our long-term strategic goals.

This realignment will include the closure and consolidation of approximately 40 branches in low-growth markets during the third and fourth quarters, resulting in a charge of approximately $2 million dollars. The move is designed to redirect resources to markets and segments with greater revenue potential, reduce expenses and protect our earnings.

However, our International markets continue to grow strongly. Additionally, PTSA, both in the Americas and International, is strengthening. Our expansion into higher margin and fee-based business is yielding positive results. Despite a 4.6% decline in our Americas business, Kelly delivered second quarter earnings from continuing operations of $.41 per share, 24% ahead of the $.33 per share earned in the second quarter last year.

Results of Operations

Second Quarter

Revenue from services in the second quarter of 2007 totaled $1.416 billion, an increase of 1.6% from the same period in 2006. This was the result of an increase in average hourly bill rates of 2.6%, partially offset by a decrease in hours worked of 1.5%. Fee based income, which is included in revenue from services, totaled $33.7 million, or 2.4% of total revenue, for the second quarter of 2007, an increase of 33.9% as compared to $25.2 million in the second quarter of 2006. Reflecting the economic slowdown in the U.S. market, revenue for the quarter decreased in the Americas - Commercial and Americas - Professional Technical and Staffing Alternatives (“Americas - PTSA”) business segments. Revenue increased at double-digit rates in both the International - Commercial and International - Professional, Technical and Staffing Alternatives (“International - PTSA”) business segments.

Compared to the second quarter of 2006, the U.S. dollar was weaker against many foreign currencies, including the euro and the British pound. As a result, our consolidated U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, second quarter revenue decreased 0.5% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2007 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2006. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on second quarter revenue:

	Second Quarter Revenue
	2007	2006	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas - Commercial	$695.2	$738.7	(5.9	) %
America - PTSA	271.5	276.8	(1.9)

Total Americas - Constant Currency	966.7	1,015.5	(4.8)

International - Commercial	373.1	342.8	8.8
International - PTSA	46.2	34.6	33.8

Total International - Constant Currency	419.3	377.4	11.1

Total Revenue from Services - Constant Currency	1,386.0	1,392.9	(0.5)
Foreign Currency Impact	29.7	—

Revenue from Services	$1,415.7	$1,392.9	1.6%

Gross profit of $247.6 million was 10.8% higher than the gross profit of $223.3 million for the same period of the prior year. The gross profit rate for the second quarter of 2007 was 17.5%, versus 16.0% for the second quarter of 2006. Compared to the prior year, the gross profit rate increased in all four business segments.

The improvement in the gross profit rate is primarily due to improved payroll tax rates and growth in fee based income. Fee based income, which represents approximately 2.4% of the Company’s total revenue, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

During the second quarter, the French government changed the method of calculating payroll tax credits, retroactive to the beginning of 2006 and on a go-forward basis until October 1, 2007. Kelly recognized a total credit of $3.8 million, of which $2.6 million related to 2006, and $0.6 million related to each of the first and second quarters of 2007. The favorable impact on the overall gross profit rate was approximately 30 basis points.

Selling, general and administrative expenses totaled $225.3 million, an increase of 10.8% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 15.9% in the second quarter of 2007, a 1.3 percentage point increase compared to the 14.6% rate in the second quarter of 2006. Included in selling, general and administrative expenses are $2.4 million of expenses related to the UK restructuring actions. See the “Restructuring – UK Operations” section for further discussion. The remaining increase in selling, general and administrative expenses is due primarily to the growth in compensation related costs in all four business segments.

Earnings from operations in the second quarter of 2007 totaled $22.3 million, an 11.5% increase compared to earnings from operations of $20.0 million reported for the second quarter of 2006. Included in earnings from operations are $3.8 million of French payroll tax credits and $2.4 million of expenses related to the UK restructuring actions.

Other income, net in the second quarter of 2007 was $0.9 million, compared to $0.5 million for the same period last year. The change is primarily attributable to an increase in interest income related to higher U.S. interest rates and increased dividend income compared to last year.

The effective income tax rate on continuing operations in the second quarter of 2007 was 34.0%, a decrease from last year’s rate of 42.0% for the second quarter. The decrease is primarily due to Work Opportunity Tax credits included in the current quarter, as compared to last year, when the credits had not yet been renewed.

Earnings from continuing operations were $15.3 million in the second quarter of 2007, compared to $11.9 million in the second quarter of 2006. Included in earnings from continuing operations are $3.8 million of French payroll tax credits and $2.4 million of expenses related to the UK restructuring actions.

During the first quarter of 2007, we sold the Kelly Home Care (“KHC”) business unit. Accordingly, second quarter 2006 results of operations were revised to remove KHC’s operating results from continuing operations. Additionally, second quarter 2006 results of operations were also revised to remove the operating results of Kelly Staff Leasing (“KSL”), which was sold in the fourth quarter of 2006. Earnings from discontinued operations, which include KHC’s and KSL’s operating results, totaled $18 thousand for the second quarter of 2007, as compared to $823 thousand in the second quarter of 2006.

Second quarter net earnings for 2007 totaled $15.3 million, an increase of 21.0% as compared to last year. Basic and diluted earnings per share from continuing operations for the second quarter of 2007 were $0.42 and $0.41, respectively, as compared to basic and diluted earnings per share from continuing operations of $0.33 for the second quarter of 2006.

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

Americas - Commercial

	Second Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$697.0	$738.7	(5.7	) %
Earnings from Operations	23.0	26.4	(12.9)

Gross profit rate	15.7%	15.1%	0.6%
Expense rate	12.4	11.6	0.8
Operating margin	3.3	3.6	(0.3)

Revenue from services in the Americas - Commercial segment totaled $697.0 million in the second quarter of 2007, a 5.7% decrease compared to the $738.7 million reported for the same period in 2006. This reflected a decrease in hours worked of 8.9%, partially offset by an increase in average hourly bill rates of 3.6%. Fee based income totaled $4.7 million in the second quarter of 2007, a 3.1% decrease from the $4.9 million in the second quarter of 2006. On a year-over-year basis, revenue decreased 5.0% in April, 5.6% in May and 6.5% in June. Americas - Commercial revenue represented 49.2% of total Company revenue in the second quarter of 2007 and 53.0% in the second quarter of 2006.

Americas - Commercial earnings from operations totaled $23.0 million in the second quarter of 2007, as compared to second quarter earnings of $26.4 million last year, reflecting a 0.3 percentage point decrease in the operating margin. This was driven by the 5.7% decrease in revenue and a 0.8 percentage point increase in the selling, general and administrative expense rate, partially offset by the 0.6 percentage point increase in the gross profit rate.

The increase in the gross profit rate reflected reduced payroll taxes and lower workers’ compensation costs. The increase in selling, general and administrative expense rate was primarily due to the reduction in expense leverage as a result of the decrease in revenue from services.

On July 23, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our Americas – Commercial branch operations. See the Restructuring – Americas Operations section for further discussion.

Americas - PTSA

	Second Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$271.6	$276.8	(1.9	) %
Earnings from Operations	13.6	13.5	1.3

Gross profit rate	18.4%	16.3%	2.1%
Expense rate	13.4	11.5	1.9
Operating margin	5.0	4.9	0.1

Revenue from services in the Americas - PTSA segment for the second quarter of 2007 totaled $271.6 million, a decrease of 1.9% compared to the $276.8 million reported in the second quarter of 2006. This reflected a decrease in hours worked of 2.9%, partially offset by an increase in average billing rates of 1.4% for the professional and technical staffing businesses. Fee based income totaled $7.1 million in the second quarter of 2007 and $5.5 million in the second quarter of 2006, an increase of 29.9%. On a year-over-year basis, revenue decreased 3.0% in April, 0.4% in May and 1.9 % in June. Americas - PTSA revenue represented 19.2% of total Company revenue in the second quarter of 2007 and 19.9% in the second quarter of 2006.

Kelly Health Care, Kelly Management Services and Vendor Management services were the leading performers in revenue growth in the second quarter of 2007. Kelly IT Resources, Automotive Services Group and Kelly Scientific Resources reported year-over-year revenue declines in the second quarter of 2007.

Americas - PTSA earnings from operations for the second quarter of 2007 totaled $13.6 million, an increase of 1.3% from the same period in 2006 and a 0.1 percentage point increase in the operating margin. This was the result of a 2.1 percentage point improvement in the gross profit rate, partially offset by the 1.9% decrease in revenue and a 1.9 percentage point increase in the selling, general and administrative expense rate.

The PTSA gross profit rate increased primarily due to increases in fee based income and reduced payroll taxes. The increase in selling, general and administrative expenses was due to increased compensation related costs, including increased staffing costs related to adding permanent recruiters, and the impact of the CGR/seven business, acquired in the first quarter of 2007.

International - Commercial

	Second Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$397.7	$342.8	16.0%
Earnings from Operations	4.3	(0.6)	NM

Gross profit rate	18.3%	16.9%	1.4%
Expense rate	17.2	17.0	0.2
Operating margin	1.1	(0.2)	1.3

Translated U.S. dollar revenue from services in International - Commercial for the second quarter of 2007 totaled $397.7 million, a 16.0% increase compared to the $342.8 million reported in the second quarter of 2006. This resulted from a 20.3% increase in fee based income, an increase in hours worked of 16.6%, partially offset by a decrease in the translated U.S. dollar average hourly bill rates of 0.6%. Fee based income totaled $13.3 million in the second quarter of 2007 and $11.0 million in the second quarter of 2006. International - Commercial revenue represented 28.1% of total Company revenue in the second quarter of 2007 and 24.6% in the second quarter of 2006.

On a constant currency basis, revenue increased by 8.8%, fee based income increased 20.3% and average hourly bill rates decreased 6.8% from the second quarter of 2006. On a year-over-year basis, constant currency revenue growth by month was 11.1% in April, 6.8% in May and 8.4% in June. The change in average bill rates was impacted by significant growth in lower average wage rate countries, such as India and Malaysia.

International - Commercial earnings from operations for the second quarter of 2007 totaled $4.3 million compared to a net loss of $0.6 million last year. The current year includes the effect of the French payroll tax credits of $3.8 million, partially offset by a $2.4 million charge related to the restructuring of the UK operations. The 16.0% increase in revenue, combined with a 1.4 percentage point increase in the gross profit rate, was partially offset by a 0.2 percentage point increase in the selling, general and administrative expense rate.

The 1.4 percentage point increase in International - Commercial gross profit rate for the second quarter of 2007 includes the effect of the French payroll tax credits. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and the $2.4 million UK restructuring charge.

International - PTSA

	Second Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$49.4	$34.6	42.9%
Earnings from Operations	0.5	(0.1)	NM

Gross profit rate	31.3%	24.8%	6.5%
Expense rate	30.2	25.1	5.1
Operating margin	1.1	(0.2)	1.3

Translated U.S. dollar revenue from services in International - PTSA for the second quarter of 2007 totaled $49.4 million, a 42.9% increase compared to the $34.6 million reported in the second quarter of 2006. This resulted from a 125.1% increase in fee based income and an increase in hours worked of 19.2%, combined with an increase in the translated U.S. dollar average hourly bill rates of 11.3%. Fee based income totaled $8.6 million in the second quarter of 2007 and $3.8 million in the second quarter of 2006. International - PTSA revenue represented 3.5% of total Company revenue in the second quarter of 2007 and 2.5% in the second quarter of 2006.

On a constant currency basis, revenue increased by 33.8%, fee based income increased 125.0% and average hourly bill rates increased 3.8% from the second quarter of 2006. On a year-over-year basis, constant currency revenue growth by month was 33.1% in April, 32.4% in May and 35.9% in June.

Operating results for International - PTSA for the second quarter were earnings of $0.5 million in 2007 and a loss of $0.1 million in 2006, which resulted in a 1.3 percentage point increase in the operating margin. The 42.9% increase in revenue was partially offset by a 5.1 percentage point increase in the expense rate. The International - PTSA gross profit rate for the second quarter of 2007 increased 6.5 percentage points from the same period last year. Growth in fee based income was partially offset by the effects of growth in pan-European corporate account business, which carries a lower gross profit rate. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and costs associated with new branches.

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

Results of Operations

June Year to Date

Revenue from services for the first six months of 2007 totaled $2.767 billion, an increase of 1.4% from the same period in 2006. This was the result of an increase in average hourly bill rates of 0.9%, partially offset by a decrease in hours worked of 0.1%. Fee based income, which is included in revenue from services, totaled $64.0 million, or 2.3% of total revenue, for the first six months of 2007, an increase of 32.2% as compared to $48.4 million for the first six months of 2006. Reflecting the economic slowdown in the U.S. market, revenue for the first six months of 2007 decreased in the Americas - Commercial and Americas - PTSA business segments. Revenue increased at double-digit rates in both the International - Commercial and International - PTSA business segments.

Compared to the first six months of 2006, the U.S. dollar was weaker against many foreign currencies, including the euro and British pound. As a result, our consolidated U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, revenue for the first six months of 2007 decreased 0.8% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue for the first six months of 2007:

	June Year to Date Revenue
	2007	2006	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas - Commercial	$1,380.7	$1,453.2	(5.0	) %
America - PTSA	535.0	557.5	(4.0)

Total Americas - Constant Currency	1,915.8	2,010.7	(4.7)

International - Commercial	704.1	651.5	8.1
International - PTSA	87.3	66.3	31.8

Total International - Constant Currency	791.5	717.8	10.3

Total Revenue from Services - Constant Currency	2,707.2	2,728.5	(0.8)
Foreign Currency Impact	59.3	—

Revenue from Services	$2,766.5	$2,728.5	1.4%

Gross profit of $476.8 million was 9.3% higher than the gross profit of $436.4 million for the same period of the prior year. The gross profit rate for the first six months of 2007 was 17.2%, versus 16.0% for the first six months of 2006. Compared to the prior year, the gross profit rate increased in all four business segments.

The improvement in the gross profit rate is due to improved payroll tax rates, lower workers’ compensation costs measured as a percentage of direct wages and higher fee based income. The gross profit rate also includes the effect of the French payroll tax credits noted above.

We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $3.7 million for the first six months of 2007. This compares to a similar adjustment reducing prior year workers’ compensation claims by $1.3 million for the first six months of 2006.

Selling, general and administrative expenses totaled $444.0 million, an increase of 10.0% year over year. Selling, general and administrative expenses expressed as a percentage of revenue were 16.0% for the first six months of 2007, a 1.2 percentage point increase compared to the 14.8% rate for the first six months of 2006. Included in selling, general and administrative expenses are $5.1 million of expenses related to the UK restructuring actions. See the “Restructuring – UK Operations” section for further discussion. The remaining increase in selling, general and administrative expenses is due primarily to the growth in compensation related costs in the Americas - PTSA, International - Commercial and International - PTSA segments.

Earnings from operations for the first six months of 2007 totaled $32.8 million, essentially flat as compared to the first six months of 2006. Included in earnings from operations are $3.8 million related to French payroll tax credits and $5.1 million of expenses related to the UK restructuring actions.

Other income, net for the first six months of 2007 was $1.6 million, compared to $0.5 million for the same period last year. The change is primarily attributable to an increase in interest income related to higher U.S. interest rates and higher cash balances compared to last year.

The effective income tax rate on continuing operations for the first six months of 2007 was 40.1%, a small increase from last year’s rate of 39.8%. The majority of the increase in the effective tax rate is a result of an increase in losses in certain international locations including the UK, for which no tax benefit is provided. This was partially offset by the benefit of the Work Opportunity Tax credit which was reinstated late in 2006.

Earnings from continuing operations were $20.6 million for the first six months of 2007, compared to $20.0 million for the first six months of 2006. Included in earnings from continuing operations are $3.8 million of French payroll tax credits and $5.1 million of expenses related to the UK restructuring actions.

Earnings from discontinued operations, which include KHC’s and KSL’s operating results, as well as the $6.2 million gain on the sale of KHC, net of tax, totaled $6.7 million for the first six months of 2007, as compared to $1.2 million for the same period in 2006.

Net earnings for the first six months of 2007 totaled $27.2 million, an increase of 28.3% as compared to last year. Basic and diluted earnings per share from continuing operations for the first six months of 2007 were $0.56, as compared to basic earnings per share from continuing operations of $0.56 and diluted earnings per share from continuing operations of $0.55 for first six months of 2006.

Americas - Commercial

	June Year to Date
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$1,381.0	$1,453.2	(5.0	) %
Earnings from Operations	44.0	47.5	(7.3)

Gross profit rate	15.8%	15.0%	0.8%
Expense rate	12.6	11.8	0.8
Operating margin	3.2	3.3	(0.1)

Revenue from services in the Americas - Commercial segment totaled $1.381 billion for the first six months of 2007, a 5.0% decrease compared to the $1.453 billion reported for the same period in 2006. This reflected a decrease in hours worked of 7.9%, partially offset by an increase in average hourly bill rates of 3.2%. Fee based income totaled $9.2 million for the first six months of 2007, a 1.8% increase over the $9.0 million for the same period in 2006. Americas - Commercial revenue represented 49.9% of total Company revenue for the first six months of 2007 and 53.3% for the first six months of 2006.

Americas - Commercial earnings from operations totaled $44.0 million for the first six months of 2007, as compared to earnings of $47.5 million last year, reflecting in a 0.1 percentage point decrease in the operating margin. This was the result of the 5.0% decrease in revenue and a 0.8 percentage point increase in the selling, general and administrative expense rate, partially offset by a the 0.8 percentage point increase in the gross profit rate.

The increase in the gross profit rate reflected lower workers’ compensation costs and reduced payroll taxes. As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense during the first six months of 2007. Of the total $3.7 million adjustment, $3.3 million is reflected in the results of Americas - Commercial. The increase in selling, general and administrative expense rate was primarily due to the reduction in expense leverage as a result of the decrease in revenue from services.

Americas - PTSA

	June Year to Date
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$535.1	$557.5	(4.0	) %
Earnings from Operations	27.2	28.0	(2.7)

Gross profit rate	18.5%	16.4%	2.1%
Expense rate	13.4	11.4	2.0
Operating margin	5.1	5.0	0.1

Revenue from services in the Americas - PTSA segment for the first six months of 2007 totaled $535.1 million, a decrease of 4.0% compared to the $557.5 million reported for the same period in 2006. This reflected a decrease in hours worked of 4.6%, partially offset by an increase in average billing rates of 1.2% for the professional and technical staffing businesses. Fee based income totaled $14.5 million for the first six months of 2007 and $11.0 million for the first six months of 2006, an increase of 32.6%. Americas - PTSA revenue represented 19.3% of total Company revenue for the first six months of 2007 and 20.4% for the first six months of 2006.

Kelly Health Care, Kelly Management Services and HRfirst were the leading performers in revenue growth during the first six months of 2007. Kelly IT Resources, Kelly Scientific Resources, Kelly Engineering Resources and Automotive Services Group reported year-over-year revenue declines during the first six months of 2007.

Americas - PTSA earnings from operations for the first six months of 2007 totaled $27.2 million, a decrease of 2.7% from the same period in 2006. This was the result of the 4.0% decrease in revenue and a 2.0 percentage point increase in the selling, general and administrative expense rate, partially offset by the 2.1 percentage point improvement in the gross profit rate.

The Americas - PTSA gross profit rate increased primarily due to increases in fee based income, reduced payroll taxes and workers’ compensation costs and the benefit of a full six-month impact of the higher margin Ayers’ outplacement business. The increase in selling, general and administrative expenses was due to increased compensation related costs, including a six-month impact of the Ayers’ outplacement business, acquired in the second quarter of 2006, and increased staffing costs related to adding permanent recruiters.

International – Commercial

	June Year to Date
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$756.6	$651.5	16.1%
Loss from Operations	(0.2)	(2.9)	93.1

Gross profit rate	17.5%	16.8%	0.7%
Expense rate	17.5	17.3	0.2
Operating margin	0.0	(0.4)	0.4

Translated U.S. dollar revenue from services in International - Commercial for the first six months of 2007 totaled $756.6 million, a 16.1% increase compared to the $651.5 million reported for the first six months of 2006. This resulted from a 20.0% increase in fee based income and an increase in hours worked of 21.0%, partially offset by a decrease in the translated U.S. dollar average hourly bill rates of 4.2%. Fee based income totaled $25.3 million for the first six months of 2007 and $21.1 million for the first six months of 2006. International - Commercial revenue represented 27.4% of total Company revenue for the first six months of 2007 and 23.9% for the first six months of 2006.

On a constant currency basis, revenue increased by 8.1%, fee based income increased 12.1% and average hourly bill rates decreased 10.8% from the first six months of 2006. The change in average bill rates was impacted by significant growth in lower average wage rate countries, such as India and Malaysia.

International - Commercial loss from operations for the first six months of 2007 totaled $0.2 million, compared to a net loss of $2.9 million last year. The current year includes a $5.1 million charge related to the restructuring of the UK operations and a $3.8 million benefit related to French payroll tax credits. The 16.1% increase in revenue, combined with a 0.7 percentage point increase in the gross profit rate, was partially offset by a 0.2 percentage point increase in the selling, general and administrative expense rate.

The 0.7% increase in International - Commercial gross profit rate for the first six months of 2007 primarily reflects the effect of the French payroll tax credits. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and the $5.1 million UK restructuring charge.

International - PTSA

	June Year to Date
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$93.8	$66.3	41.5%
Earnings from Operations	0.8	0.1	NM

Gross profit rate	29.6%	25.0%	4.6%
Expense rate	28.8	24.8	4.0
Operating margin	0.8	0.2	0.6

Translated U.S. dollar revenue from services in International - PTSA for the first six months of 2007 totaled $93.8 million, a 41.5% increase compared to the $66.3 million reported for the first six months of 2006. This resulted from a 104.5% increase in fee based income and an increase in hours worked of 18.0%, combined with an increase in the translated U.S. dollar average hourly bill rates of 13.3%. Fee based income totaled $15.0 million for the first six months of 2007 and $7.3 million for the first six months of 2006. International - PTSA revenue represented 3.4% of total Company revenue in the first six months of 2007 and 2.4% for the same period in 2006.

On a constant currency basis, revenue increased by 31.8%, fee based income increased 93.9% and average hourly bill rates increased 5.1% from the first six months of 2006.

Operating results for International - PTSA were earnings of $0.8 million for the first six months of 2007, compared to $0.1 million in 2006, reflecting a 0.6 percentage point increase in the operating margin. The 41.5% increase in revenue was partially offset by a 4.0 percentage point increase in the expense rate. The International - PTSA gross profit rate for the first six months of 2007 increased 4.6 percentage points from the same period last year. Growth in fee based income was partially offset by the effects of growth in pan-European corporate account business, which carries a lower gross profit rate. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and costs associated with new branches.

Restructuring - UK Operations

On January 24, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom operations (“Kelly UK”). The plan is the result of management’s strategic review of the operations of Kelly UK which identified under-performing branch locations and the opportunity for additional operational cost savings. The plan will result in the closure of 22 branches and the consolidation of the Kelly UK headquarters operations into a single location.

As of July 1, 2007, Kelly UK has closed each of the 22 branches scheduled for closure, reached settlements with landlords for the UK headquarters locations and incurred $2.2 million and $4.8 million, respectively, of restructuring charges associated with these actions in the 13 and 26 weeks ended July 1, 2007. These expenses are reported as a component of selling, general and administrative expenses in the International - Commercial segment. For the 13 weeks ended July 1, 2007, the $2.2 million charge includes $2.0 million for facility exit costs and $0.2 million for accelerated depreciation of leasehold improvements and personal property. For the 26 weeks ended July 1, 2007, the $4.8 million charge includes $4.2 million for facility exit costs and $0.6 million for accelerated depreciation. Kelly UK plans to complete the UK headquarters relocation in the third quarter of 2007. To complete the restructuring actions, we expect to incur additional facility exit costs of approximately $0.1 million and additional accelerated depreciation of approximately $0.1 million. We currently expect the total pre-tax facility exit costs and accelerated depreciation will be approximately $5.0 million.

In addition, the Company has incurred moving, fit out and lease origination fees related to the headquarters consolidation of $0.3 million and expects to incur an additional $0.9 million for such expenses, bringing the total costs of the UK project to approximately $6.2 million.

It is currently expected that the restructuring plan will result in improved operating results beginning in 2008 by lower selling, general and administrative expenses through reduced facilities and related expenses, partially offset by lower gross profit as a result of lower revenue from services.

Restructuring - Americas Operations

On July 23, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our Americas – Commercial branch operations. The plan is the result of management’s strategic review of operations in the U.S. which identified under-performing branch locations. The plan will result in the closure of approximately 40 branch locations. We expect that the plan will be completed no later than the fourth quarter of 2007.

We currently estimate that we will incur total pre-tax charges associated with these actions of approximately $2.0 million, including $1.2 million in facility exit costs, approximately $0.4 million of accelerated depreciation of leasehold and personal property in locations to be closed and $0.4 million in severance and other expenses. We expect that such charges will be recorded primarily in the third and fourth quarters of 2007 in accordance with generally accepted accounting principles. The total estimated expense of $2.0 million includes anticipated future cash expenditures of $1.6 million.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $112 million at the end of the second quarter of 2007, a decrease of $6 million from the $118 million at year-end 2006. As further described below, the Company generated $30 million of cash from operating activities, used $34 million of cash in investing activities and used $3 million in financing activities.

Operating Activities

In the first six months of 2007, the Company generated $30 million in cash from its operating activities, as compared to $40 million in the first six months of 2006. This decrease is due primarily to growth in accounts receivable.

Trade accounts receivable totaled $869 million at the end of the second quarter of 2007. Global days sales outstanding at the end of the second quarter of 2007 were 56 days, comparable to the 55 days as of the end of second quarter in the prior year.

The Company’s working capital position was $474 million at the end of the second quarter of 2007, compared to $463 million at year-end 2006. The current ratio was 1.8 at both the end of the second quarter of 2007 and year-end 2006.

Investing Activities

In the first six months of 2007, the Company used $34 million for investing activities, compared to $19 million in the first six months of 2006. Capital expenditures totaled $21 million for the first six months of 2007 and $15 million for the first six months of 2006.

Capital expenditures for 2007, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $46 and $48 million, compared to $46 million for 2006. This level reflects continued spending associated with the implementation of the PeopleSoft payroll, billing and accounts receivable project.

The total cost related to the PeopleSoft payroll, billing and accounts receivable project, which commenced in the fourth quarter of 2004, is expected to be approximately $52 million in capital expenditures and $24 million in selling, general and administrative expenses. Future capital expenditures for the PeopleSoft project by year are expected to amount to $23 million in total for 2007 and $5 million in 2008. Selling, general and administrative expenses for the PeopleSoft project by year are expected to amount to $7 million in total for 2007 and $8 million in 2008. By the end of 2008, the PeopleSoft implementation is expected to cover U.S., Canada, Puerto Rico, U.K. and Ireland operations.

During the first quarter of 2007, the Company sold the Kelly Home Care business for cash proceeds of $12.5 million. The results of operations and the gain on sale are presented in discontinued operations in both 2007 and 2006.

On April 1, 2007, the Company purchased the remaining shares of Tempstaff Kelly, Inc., a joint venture originally created with Sony Corporation and Tempstaff, one of the largest staffing companies in Japan, for $2 million, net of cash received. With the purchase of the remaining 51% interest in Tempstaff Kelly, Tempstaff Kelly became a wholly owned, consolidated subsidiary of Kelly Services, Inc. as of April 1, 2007. Tempstaff Kelly is included in the International - Commercial and International - PTSA business segments subsequent to April 1, 2007.

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

During the first quarter of 2007, the Company also acquired the net operating assets of CGR/seven LLC, a creative staffing services firm that specializes in providing creative talent, for $12 million in cash at the date of acquisition and $1 million payable in each of the years 2008 and 2009, and possible additional earnout payments of up to $2 million payable in each of the years 2008 and 2009, based primarily on the achievement of certain earnings targets. CGR/seven is included in the Americas - PTSA business segment as of April 1, 2007.

During the second quarter of 2007, the Company acquired P-Serv, a company specializing in temporary staffing, permanent staffing, outsourcing and executive search with operations in China, Hong Kong and Singapore, for $8 million in cash. The transaction also includes additional contingent earnout payments of up to $2.6 million in total payable in 2009 and 2010, based primarily on the achievement of certain earnings targets. P-Serv is included as a business unit in the International – Commercial business segment of the Company from the date of acquisition.

During the second quarter of 2006, the Company acquired the net assets of The Ayers Group for $4.6 million. The transaction includes additional contingent payments of up to $1.3 million, payable over the next two years, based on achievement of targets.

Financing Activities

In the first six months of 2007, the Company used $3 million in financing activities and $12 million in the first six months of 2006.

Short-term debt totaled $77 million at the end of the second quarter of 2007, compared to $69 million at year-end 2006. At the end of the second quarter of 2007, debt represented approximately 8.9% of total capital.

In the first six months of 2007, the Company obtained short-term financing utilizing an $8.2 million yen-denominated credit facility to purchase the additional 51% interest in Tempstaff Kelly, as well as to fund local working capital. The Company also made $9.3 million in dividend payments and $0.7 million in repayments on the revolving line of credit.

New Accounting Pronouncements

See Note 12 , New Accounting Pronouncements, in the Notes to Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Kelly does not hold or invest in derivative contracts. The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries, which conduct business in their local currencies. These risks are partially mitigated by the impact of the Company’s local currency-denominated local borrowings, which mitigate the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 2, 2007 through May 6, 2007	—		$—		—	—

May 7, 2007 through June 3, 2007	35,567	(2)	28.89	(2)	—	—

June 4, 2007 through July 1, 2007	74	(1)	27.10	(1)	—	—

Total	35,641		$28.88		—	—

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of registrant was held May 9, 2007.

(b)	The nominees for directors, as listed in the Company’s proxy statement dated April 6, 2007, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c)	A brief description and the results of the matters voted upon at the meeting follow.

(1)	Election of T. E. Adderley as director:

Shares voted “For”	3,336,364
Shares voted “Withhold”	111,958

(2)	Election of J. E. Dutton as director:

Shares voted “For”	3,445,726
Shares voted “Withhold”	2,596

(3)	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm:

Shares voted “For”	3,447,189
Shares voted “Against”	63
Shares abstained from voting	1,070

Item 6. Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 34 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 8, 2007

/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2007

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