Form 10-Q
period 2007-09-30
KELLY SERVICES INC
filed 2007-11-08
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 2, 2007, 32,626,889 shares of Class A and 3,459,385 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Revenue from services	$1,425,298	$1,396,911	$4,191,830	$4,125,402

Cost of services	1,178,419	1,166,061	3,468,177	3,458,168

Gross profit	246,879	230,850	723,653	667,234

Selling, general and administrative expenses	226,099	207,870	670,114	611,494

Earnings from operations	20,780	22,980	53,539	55,740

Other income, net	587	348	2,190	853

Earnings from continuing operations before taxes	21,367	23,328	55,729	56,593

Income taxes	6,685	6,893	20,478	20,136

Earnings from continuing operations	14,682	16,435	35,251	36,457

Earnings from discontinued operations, net of tax	459	1,383	7,134	2,592

Net earnings	$15,141	$17,818	$42,385	$39,049

Basic earnings per share:
Earnings from continuing operations	$0.40	$0.46	$0.96	$1.01
Earnings from discontinued operations	0.01	0.04	0.20	0.07

Net earnings	$0.41	$0.49	$1.16	$1.09

Diluted earnings per share:
Earnings from continuing operations	$0.40	$0.45	$0.96	$1.01
Earnings from discontinued operations	0.01	0.04	0.19	0.07

Net earnings	$0.41	$0.49	$1.15	$1.08

Dividends per share	$.135	$.125	$.385	$.325

Average shares outstanding
(thousands):
Basic	36,500	35,997	36,557	35,937
Diluted	36,537	36,225	36,843	36,226

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars except share items)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$102,982	$118,428
Trade accounts receivable, less allowances of $18,357 and $16,818, respectively	903,566	838,246
Prepaid expenses and other current assets	49,734	45,316
Deferred taxes	30,342	29,543

Total current assets	1,086,624	1,031,533
PROPERTY AND EQUIPMENT:
Land and buildings	62,706	61,410
Equipment, furniture and leasehold improvements	342,196	311,244
Accumulated depreciation	(229,796)	(202,366)

Net property and equipment	175,106	170,288
NONCURRENT DEFERRED TAXES	37,458	35,437
GOODWILL, NET	122,917	96,504
OTHER ASSETS	147,570	135,662

TOTAL ASSETS	$1,569,675	$1,469,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$75,489	$68,928
Accounts payable	161,843	132,819
Accrued payroll and related taxes	286,056	274,284
Accrued insurance	25,495	24,191
Income and other taxes	65,073	68,055

Total current liabilities	613,956	568,277
NONCURRENT LIABILITIES:
Accrued insurance	59,489	57,277
Accrued retirement benefits	81,249	71,990
Other long-term liabilities	17,865	13,323

Total noncurrent liabilities	158,603	142,590
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,633,906 at 2007 and 36,632,768 at 2006	36,634	36,633
Class B common stock, shares issued 3,481,960 at 2007 and 3,483,098 at 2006	3,482	3,483
Treasury stock, at cost
Class A common stock, 3,922,450 shares at 2007 and 3,698,781 at 2006	(83,723)	(78,241)
Class B common stock, 22,575 shares at 2007 and 2006	(600)	(600)
Paid-in capital	33,406	32,048
Earnings invested in the business	763,577	735,104
Accumulated other comprehensive income	44,340	30,130

Total stockholders’ equity	797,116	758,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,569,675	$1,469,424

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		39 Weeks Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Capital Stock
Class A common stock
Balance at beginning of period	$36,633	$36,629	$36,633	$36,620
Conversions from Class B	1	—	1	9

Balance at end of period	36,634	36,629	36,634	36,629

Class B common stock
Balance at beginning of period	3,483	3,487	3,483	3,496
Conversions to Class A	(1)	—	(1)	(9)

Balance at end of period	3,482	3,487	3,482	3,487

Treasury Stock
Class A common stock
Balance at beginning of period	(71,454)	(86,735)	(78,241)	(90,319)
Exercise of stock options, restricted stock awards and other	231	670	7,018	4,254
Purchase of treasury stock	(12,500)	—	(12,500)	—

Balance at end of period	(83,723)	(86,065)	(83,723)	(86,065)

Class B common stock
Balance at beginning of period	(600)	(600)	(600)	(600)
Exercise of stock options, restricted stock awards and other	—	—	—	—

Balance at end of period	(600)	(600)	(600)	(600)

Paid-in Capital
Balance at beginning of period	32,112	27,250	32,048	27,015
Exercise of stock options, restricted stock awards and other	1,294	1,705	1,358	1,940

Balance at end of period	33,406	28,955	33,406	28,955

Earnings Invested in the Business
Balance at beginning of period	753,409	701,997	735,104	688,033
Adoption of FIN 48	—	—	332	—
Net earnings	15,141	17,818	42,385	39,049
Dividends	(4,973)	(4,566)	(14,244)	(11,833)

Balance at end of period	763,577	715,249	763,577	715,249

Accumulated Other Comprehensive Income
Balance at beginning of period	36,733	26,183	30,130	7,798
Foreign currency translation adjustments, net of tax	8,857	(428)	15,953	9,949
Unrealized (losses) gains on investments, net of tax	(1,250)	1,027	(1,743)	9,035

Balance at end of period	44,340	26,782	44,340	26,782

Stockholders’ Equity at end of period	$797,116	$724,437	$797,116	$724,437

Comprehensive Income
Net earnings	$15,141	$17,818	$42,385	$39,049
Foreign currency translation adjustments, net of tax	8,857	(428)	15,953	9,949
Unrealized (losses) gains on investments, net of tax	(1,250)	1,027	(1,743)	9,035

Comprehensive Income	$22,748	$18,417	$56,595	$58,033

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	39 Weeks Ended
	Sept. 30, 2007	Oct. 1, 2006
Cash flows from operating activities:
Net earnings	$42,385	$39,049
Noncash adjustments:
Depreciation and amortization	31,051	30,949
Provision for bad debts	4,926	3,981
Stock-based compensation	2,683	3,913
Gain on sale of discontinued operations	(6,166)	—
Other, net	(422)	(99)
Changes in operating assets and liabilities	(24,808)	(18,679)

Net cash from operating activities	49,649	59,114

Cash flows from investing activities:
Capital expenditures	(33,567)	(26,111)
Proceeds from sale of discontinued operations	12,500	—
Acquisition of companies, net of cash received	(25,255)	(4,531)
Other investing activities	(586)	(541)

Net cash from investing activities	(46,908)	(31,183)

Cash flows from financing activities:
Net decrease in revolving line of credit	(3,469)	(5,369)
Proceeds from short-term debt	8,223	5,080
Dividend payments	(14,244)	(11,833)
Purchase of treasury stock	(12,500)	—
Stock options and other stock sales	5,760	1,683
Other financing activities	(5,767)	(4,504)

Net cash from financing activities	(21,997)	(14,943)

Effect of exchange rates on cash and equivalents	3,810	806

Net change in cash and equivalents	(15,446)	13,794
Cash and equivalents at beginning of period	118,428	63,699

Cash and equivalents at end of period	$102,982	$77,493

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars except share and per share items)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2007 (the 2006 consolidated financial statements).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements include, from the date of acquisition, the Company’s majority-owned subsidiaries in China acquired during the second quarter of 2007. The Company consolidates the Chinese companies and records an adjustment in other income, net in the Company’s statement of earnings to reflect the portion of the earnings, net of tax, attributable to the minority shareholders. The accumulated minority interest from the date of acquisition is included in other long-term liabilities on the Company’s balance sheet. All significant intercompany balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current presentation. The results of operations related to the 2006 fourth quarter disposition of Kelly Staff Leasing and the 2007 first quarter disposition of Kelly Home Care have been reclassified and separately stated in the accompanying consolidated financial statements of earnings for the 13 weeks ended September 30, 2007 and October 1, 2006 and the 39 weeks ended September 30, 2007 and October 1, 2006. The assets and liabilities of these discontinued operations have not been reclassified in the accompanying consolidated balance sheets and related notes. The cash flows from discontinued operations are not separately classified in the Company’s consolidated statements of cash flows. Additionally, the Company has realigned its operations into four reporting segments, as disclosed in Note 9. Prior periods have been reclassified to conform with the current presentation.

2. Acquisitions

As part of the Company’s strategy to diversify and expand its global operations, Kelly completed three acquisitions during the first nine months of 2007. Effective March 23, 2007, the Company acquired Talents Czech s.r.o. and Talents Polska Spolka z o.o., (“Talents Technology”), permanent placement and executive search firms with operations in the Czech Republic and Poland, for $3,058 in cash. The transaction also includes additional contingent earnout payments of up to $1,600 over the next three years, based primarily on the achievement of certain earnings targets. Talents Technology is included as a business unit in the International - PTSA business segment of the Company from the date of acquisition.

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

The transaction also includes additional contingent earnout payments of up to $2,612 in total, payable in 2009 and 2010, based primarily on the achievement of certain earnings targets. P-Serv is included as a business unit in the International – Commercial business segment of the Company from the date of acquisition. The purchase price allocation for this acquisition is preliminary and could change, subject to the completion of the asset valuation, which is ongoing as of the date of this filing. Although the Company has not completed its valuation of the P-Serv acquisition as of the date of this filing, it does not believe that the amortization of intangible assets would be material to its results of operations for the quarter or nine months ended September 30, 2007.

Proforma financial information related to the three acquisitions is not presented due to immateriality. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the above acquisitions.

Current assets	$4,700
Goodwill	18,659
Identified intangibles	4,615
Other noncurrent assets	244
Current liabilities	(1,754)
Non current liabilities	(90)

Total purchase price	$26,374

Included in the assets purchased was $3,906 of intangible assets associated with customer lists. These assets will be amortized over 10 years and will have no residual value. All contingent earnout payments related to acquisitions will be recorded as additional goodwill. Goodwill associated with the CGR/seven LLC transaction is expected to be deductible for tax purposes.

During the second quarter of 2006, the Company acquired the net operating assets of The Ayers Group for $4,600 in cash. The transaction included additional contingent earnout payments of up to $1,333, payable over two years, based primarily on the achievement of certain earnings targets.

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

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the gain recognized in conjunction with the sale of KHC, as well as the results of operations for the current and prior periods, have been reported as discontinued operations in the Company’s statements of earnings. Additionally, the results of operations for Kelly Staff Leasing (“KSL”), previously part of the Americas – PTSA segment and which the Company sold in the fourth quarter of 2006, have also been reported as discontinued operations in the Company’s statements of earnings. The components of earnings from discontinued operations, net of tax are as follows:

	13 Weeks Ended		39 Weeks Ended
	2007	2006	2007	2006
Revenue from services	$—	$21,893	$14,777	$69,900

Operating income from discontinued operations	$746	$2,272	$1,573	$4,275

Less: Income taxes	287	889	605	1,683

Earnings from discontinued operations, net of tax	459	1,383	968	2,592

Gain on sale of discontinued operations	—	—	10,153	—
Less: Income taxes	—	—	3,987	—

Gain on sale of discontinued operations, net of tax	—	—	6,166	—

Discontinued operations, net of tax	$459	$1,383	$7,134	$2,592

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

On October 2, 2006, the Company purchased Sony Corporation’s interest in Tempstaff Kelly. In connection with this purchase, on September 29, 2006, the Company obtained short-term financing utilizing a $5,080 yen-denominated credit facility. With the purchase of Sony Corporation’s 40% ownership share, Kelly increased its ownership interest to 49%.

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

As of September 30, 2007, Kelly UK has completed its restructuring actions and closed each of the 22 branches scheduled for closure, reached settlements with landlords for the UK headquarters locations and incurred $154 and $4,954, respectively, of restructuring charges associated with these actions in the 13 and 39 weeks ended September 30, 2007. These expenses are reported as a component of selling, general and administrative expenses in the International - Commercial segment. For the 13 weeks ended September 30, 2007, the $154 charge includes $137 for facility exit costs and $17 for accelerated depreciation of leasehold improvements and personal property. For the 39 weeks ended September 30, 2007, the $4,954 charge includes $4,341 for facility exit costs and $613 for accelerated depreciation. The Company did not incur any significant severance costs in connection with the restructuring.

In addition, the Company has incurred moving, fit out and lease origination fees related to the headquarters consolidation of $799 and $1,081, respectively, for the 13 and 39 weeks ended September 30, 2007. Total costs of the UK project were $6,035.

Americas Operations

On July 23, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our Americas – Commercial branch operations. The plan is the result of management’s strategic review of operations in the U.S. which identified under-performing branch locations. The plan will result in the closure of approximately 50 branch locations.

As of September 30, 2007, Americas – Commercial has closed 42 of the branches scheduled for closure and incurred $1,511 of restructuring charges associated with these actions in the 13 and 39 weeks ended September 30, 2007. These expenses are reported as a component of selling, general and administrative expenses in the Americas - Commercial segment. For the 13 and 39 weeks ended September 30, 2007, the $1,511 charge includes $1,387 for facility exit costs and $124 for accelerated depreciation of leasehold improvements and personal property. The Company plans to complete the restructuring actions in the fourth quarter of 2007. To complete the restructuring actions, we expect to incur additional facility exit costs of approximately $519 and accelerated depreciation of $75. We currently expect the total pre-tax facility exit costs and accelerated depreciation will be approximately $2,105. The Company does not expect to incur any significant severance costs in connection with the restructuring.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Restructuring (continued)

Following is a summary of our balance sheet accrual related to the facility exit costs:

	UK	Americas	Total
Balance at beginning of year	$—	$—	$—

Additions charged to operations	2,226	—	2,226
Reductions for cash payments	(1,088)	—	(1,088)

Balance at April 1, 2007	1,138	—	1,138

Additions charged to operations	1,978	—	1,978
Reductions for cash payments	(2,672)	—	(2,672)

Balance at July 1, 2007	444	—	444

Additions charged to operations	137	1,387	1,524
Reductions for cash payments	(375)	(1,195)	(1,570)

Balance at September 30, 2007	$206	$192	$398

6. Goodwill

The changes in the net carrying amount of goodwill for the 39 weeks ended September 30, 2007 and October 1, 2006 are as follows:

	39 Weeks Ended
	2007	2006
Balance at beginning of period	$96,504	$88,217
Acquisition of companies (See Notes 2 and 4)	27,291	3,003
Divestiture of company (See Note 3)	(878)	—
Translation adjustment (See Note 9)	—	3,372

Balance at end of period	$122,917	$94,592

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week and 39-week periods ended September 30, 2007 and October 1, 2006 were as follows:

	13 Weeks Ended		39 Weeks Ended
	2007	2006	2007	2006
Earnings from continuing operations	$14,682	$16,435	$35,251	$36,457
Earnings from discontinued operations, net of tax	459	1,383	7,134	2,592

Net earnings	$15,141	$17,818	$42,385	$39,049

Determination of shares (thousands):
Weighted average common shares outstanding	36,500	35,997	36,557	35,937
Effect of dilutive securities:
Stock options	17	167	143	158
Restricted awards and other	20	61	143	131

Weighted average common shares outstanding - assuming dilution	36,537	36,225	36,843	36,226

Basic earnings per share
Earnings from continuing operations	$.40	$.46	$.96	$1.01
Earnings from discontinued operations	.01	.04	.20	.07

Net earnings	$.41	$.49	$1.16	$1.09

Diluted earnings per share
Earnings from continuing operations	$.40	$.45	$.96	$1.01
Earnings from discontinued operations	.01	.04	.19	.07

Net earnings	$.41	$.49	$1.15	$1.08

Stock options representing 1,218,000 and 754,000 shares, respectively, for the 13 weeks ended September 30, 2007 and October 1, 2006, and 479,000 and 793,000 shares, respectively, for the 39 weeks ended September 30, 2007 and October 1, 2006 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

On August 8, 2007, Kelly’s board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares over the next two years. The Company intends to repurchase shares under the program, from time to time, in the open market. During the third quarter of 2007, the Company repurchased 556 thousand Class A shares for $12.5 million. A total of $37.5 million remains available under the share repurchase program.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

8. Other Income, Net

Included in Other income, net are the following:

	13 Weeks Ended		39 Weeks Ended
	2007	2006	2007	2006
Interest income	$1,223	$915	$3,737	$2,178
Interest expense	(686)	(567)	(2,008)	(1,611)
Dividend income	—	—	424	266
Other income	50	—	37	20

Other income, net	$587	$348	$2,190	$853

9. Segment Disclosures

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. Effective with the first quarter of 2007, the Company realigned its operations into four reporting segments – (1) Americas - Commercial, (2) Americas - Professional, Technical and Staffing Alternatives (“Americas - PTSA”), (3) International - Commercial and (4) International - Professional, Technical and Staffing Alternatives (“International - PTSA”). The Americas include the U.S. operations, as well as Canada, Mexico and Puerto Rico, which were previously included in International. Corporate expenses that directly support the operating units have been allocated to the four segments. Additionally, goodwill was reallocated among the segments and is now denominated in the Company’s reporting currency.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 weeks and 39 weeks ended September 30, 2007 and October 1, 2006. Prior periods have been reclassified to conform with the current presentation. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

9. Segment Disclosures (continued)

	13 Weeks Ended		39 Weeks Ended
	2007	2006	2007	2006
Revenue from Services:
Americas - Commercial	$682,534	$723,762	$2,063,559	$2,176,961
Americas - PTSA	277,859	273,482	812,922	830,982

Total Americas	960,393	997,244	2,876,481	3,007,943

International - Commercial	412,292	362,187	1,168,924	1,013,698
International - PTSA	52,613	37,480	146,425	103,761

Total International	464,905	399,667	1,315,349	1,117,459

Consolidated Total	$1,425,298	$1,396,911	$4,191,830	$4,125,402

Earnings from Operations:
Americas - Commercial	$19,001	$25,808	$63,051	$73,321
Americas - PTSA	14,532	15,003	41,745	43,005

Total Americas	33,533	40,811	104,796	116,326

International - Commercial	4,605	3,209	4,406	312
International - PTSA	950	288	1,742	390

Total International	5,555	3,497	6,148	702

Corporate Expense	(18,308)	(21,328)	(57,405)	(61,288)

Consolidated Total	$20,780	$22,980	$53,539	$55,740

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

10. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Upon adoption of FIN 48, the Company recognized a $332 increase in its retained earnings balance. After adoption of FIN 48, the Company’s unrecognized tax benefits were $6,159, the recognition of which would have a favorable effect of $3,104 on the effective tax rate.

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

During the third quarter of 2007, the Company’s uncertain tax positions were reduced by approximately $350, primarily due to the closing of audits and the expiration of statutes of limitation. The unrecognized tax benefit and related interest and penalty balances at the end of the third quarter of 2007 include approximately $1,450 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

There have been no other significant changes to unrecognized tax benefits in the third quarter of 2007.

The effective income tax rate on continuing operations in the third quarter of 2007 was 31.3%, an increase from last year’s rate of 29.5% for the third quarter. The increase is primarily due to favorable resolution of an income tax audit in the third quarter of 2006, partially offset by the reinstatement of Work Opportunity Tax credits this year. The effective income tax rate on continuing operations for the first nine months of 2007 was 36.7%, an increase from the 35.6% rate for the first nine months of 2006. The majority of the increase in the year-to-date effective tax rate is a result of an increase in losses in certain international locations, particularly the UK, for which no income tax benefit is provided. This was partially offset by the benefit of the Work Opportunity Tax credit which was not reinstated until the fourth quarter of 2006.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

11. Contingencies

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. (“Enron”) v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly-owned subsidiary of Kelly Services, Inc., who invested in Enron’s commercial paper. The Complaint alleges that Enron’s October 2001 buyback of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance, and that the Company received prepayment of approximately $10,000, $5,000 of which is related to Enron commercial paper purchased by the Company from Lehman Brothers or its affiliate, Lehman Commercial Paper, Inc. (“Lehman”), and $5,000 of which was purchased by the Company from Goldman Sachs & Co. Solely to avoid the cost of continued litigation, the Company has reached a confidential settlement with Enron, Lehman and certain other defendants of all claims arising from the Company’s purchase of Enron commercial paper from Lehman. The settlement, which involves a payment by the Company in an amount not material to our results of operations or financial position, was approved on July 27, 2007 by the Bankruptcy Court presiding over the matter. The settlement became final on August 7, 2007. The terms of the settlement did not have a material adverse effect on our results of operation or financial position. The Company intends to continue to vigorously defend the remaining claims arising from the purchase of Enron commercial paper from Goldman Sachs & Co., and the Company believes it has meritorious defenses to these remaining claims but is unable to predict the outcome of the proceedings.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

12. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company will be required to adopt FAS No. 157 in the first quarter of fiscal year 2008. The standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this standard will be effective for the Company’s 2008 fiscal year. The standard is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

During the third quarter, we made good progress with our strategic plan to diversify geographically, invest in high-growth, high-margin businesses and accelerate globalization of our professional and technical staffing services. Reflecting confidence in our strategic course, we took two important steps this quarter:

•	In August, Kelly’s board of directors authorized the repurchase of up to $50 million of our Company’s outstanding Class A common shares over the next two years.
•	We also increased the quarterly dividend by 8%. Kelly has now paid a quarterly dividend for 45 consecutive years.

Currently our greatest challenge remains the U.S. staffing market, where we do nearly two-thirds of our business. The U.S. labor market has slowed since the beginning of the year, with declines in temporary employment hitting the U.S. staffing market particularly hard. Declines in temporary employment occurred in 11 out of the last 12 months, and the U.S. penetration rate for temporary labor has been on a downward trend since peaking in December 2006.

However, despite the soft labor market in the U.S., global demand for highly skilled, credentialed temporary workers continues. In fact, our PTSA business is strengthening in both the Americas and International markets. This quarter, we added more than 20 PTSA branches in growing markets around the world to meet the need for engineers, IT professionals, scientific staff and other highly skilled workers. This growth is also supporting our successful expansion efforts into higher margin and fee-based businesses.

We plan to continue to reduce our U.S. dependency, gain greater scale internationally, accelerate PTSA staffing globally, increase our fee-based business, acquire new, complimentary businesses for our portfolio, carefully manage expenses, improve operating margins and position Kelly for long-term growth.

Results of Operations

Third Quarter

Revenue from services in the third quarter of 2007 totaled $1.425 billion, an increase of 2.0% from the same period in 2006. This was the result of an increase in average hourly bill rates of 6.7%, partially offset by a decrease in hours worked of 4.9%. Fee based income, which is included in revenue from services, totaled $35.7 million, or 2.5% of total revenue, for the third quarter of 2007, an increase of 26.7% as compared to $28.1 million in the third quarter of 2006. Reflecting the economic slowdown in the U.S. market, revenue for the quarter decreased in the Americas - Commercial business segment and increased slightly in the Americas - Professional Technical and Staffing Alternatives (“Americas - PTSA”) business segment. Revenue increased at double-digit rates in both the International - Commercial and International - Professional, Technical and Staffing Alternatives (“International - PTSA”) business segments.

Compared to the third quarter of 2006, the U.S. dollar was weaker against many foreign currencies, including the euro, the British pound and the Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, third quarter revenue decreased 0.6% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2007 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2006. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on third quarter revenue:

	Third Quarter Revenue
	2007	2006	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas - Commercial	$678.3	$723.8	(6.3	) %
Americas - PTSA	277.6	273.5	1.5

Total Americas - Constant Currency	955.9	997.2	(4.1)

International - Commercial	383.4	362.2	5.8
International - PTSA	48.8	37.5	30.3

Total International - Constant Currency	432.2	399.7	8.1

Total Revenue from Services - Constant Currency	1,388.1	1,396.9	(0.6)
Foreign Currency Impact	37.2	—

Revenue from Services	$1,425.3	$1,396.9	2.0%

Gross profit of $246.9 million was 6.9% higher than the gross profit of $230.9 million for the same period of the prior year. The gross profit rate for the third quarter of 2007 was 17.3%, versus 16.5% for the third quarter of 2006. Compared to the prior year, the gross profit rate increased in all four business segments.

The improvement in the gross profit rate is primarily due to improved workers’ compensation rates and growth in fee based income. Fee based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee based income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $2.8 million for the third quarter of 2007. This compares to a similar adjustment reducing prior year workers’ compensation claims by $1.0 million for the third quarter of 2006.

Selling, general and administrative expenses totaled $226.1 million, an increase of 8.8% year over year. Selling, general and administrative expenses expressed as a percentage of revenue (“expense rate”) were 15.9% in the third quarter of 2007, a 1.0 percentage point increase compared to the 14.9% rate in the third quarter of 2006. Included in selling, general and administrative expenses are $2.5 million of expenses related to the Americas and UK restructuring actions. See the “Restructuring – UK Operations” and “Restructuring – Americas Operations” sections for further discussion. The remaining increase in selling, general and administrative expenses is due primarily to the growth in compensation related costs in all four business segments.

Earnings from operations in the third quarter of 2007 totaled $20.8 million, a 9.6% decrease compared to earnings from operations of $23.0 million reported for the third quarter of 2006. Included in earnings from operations are $2.5 million of expenses related to the restructuring actions.

Other income, net in the third quarter of 2007 was $0.6 million, compared to $0.3 million for the same period last year. The change is primarily attributable to an increase in interest income related to higher interest rates and higher average cash balances, as compared to last year.

The effective income tax rate on continuing operations in the third quarter of 2007 was 31.3%, an increase from last year’s rate of 29.5% for the third quarter. The increase is primarily due to a favorable resolution of an income tax audit in the third quarter of 2006, partially offset by the reinstatement of Work Opportunity Tax credits this year.

Earnings from continuing operations were $14.7 million in the third quarter of 2007, compared to $16.4 million in the third quarter of 2006. Included in earnings from continuing operations are $1.9 million of expenses, net of tax, related to the restructuring actions.

During the first quarter of 2007, we sold the Kelly Home Care (“KHC”) business unit. Accordingly, third quarter 2006 results of operations were revised to remove KHC’s operating results from continuing operations. Additionally, third quarter 2006 results of operations were also revised to remove the operating results of Kelly Staff Leasing (“KSL”), which was sold in the fourth quarter of 2006. Earnings from discontinued operations, which include KHC’s and KSL’s operating results, totaled $0.5 million for the third quarter of 2007, as compared to $1.4 million in the third quarter of 2006.

Third quarter net earnings for 2007 totaled $15.1 million, a decrease of 15.0% as compared to last year. Basic and diluted earnings per share from continuing operations for the third quarter of 2007 were $0.40, as compared to basic and diluted earnings per share from continuing operations of $0.46 and $0.45, respectively, for the third quarter of 2006.

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

Americas - Commercial

	Third Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$682.5	$723.8	(5.7	) %
Earnings from Operations	19.0	25.8	(26.4)

Gross profit rate	15.7%	15.4%	0.3%
Expense rate	13.0	11.9	1.1
Operating margin	2.8	3.6	(0.8)

Revenue from services in the Americas - Commercial segment totaled $682.5 million in the third quarter of 2007, a 5.7% decrease compared to the $723.8 million reported for the same period in 2006. This reflected a decrease in hours worked of 9.5%, partially offset by an increase in average hourly bill rates of 4.2%. Fee based income totaled $4.9 million in the third quarter of 2007, a 5.5% decrease from the $5.1 million in the third quarter of 2006. On a year-over-year basis, revenue decreased 4.9% in July, 6.4% in August and 5.9% in September. Americas - Commercial revenue represented 47.9% of total Company revenue in the third quarter of 2007 and 51.8% in the third quarter of 2006.

Americas - Commercial earnings from operations totaled $19.0 million in the third quarter of 2007, as compared to third quarter earnings of $25.8 million last year, reflecting a 0.8 percentage point decrease in the operating margin. This was driven by the 5.7% decrease in revenue and a 1.1 percentage point increase in the selling, general and administrative expense rate, partially offset by the 0.3 percentage point increase in the gross profit rate.

The increase in the gross profit rate reflected lower workers’ compensation costs. As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the third quarter. Of the total $2.8 million adjustment, $2.5 million is reflected in the results of Americas – Commercial for the third quarter of 2007. The entire $1.0 million adjustment in the third quarter of 2006 is reflected in the results of Americas – Commercial. The increase in selling, general and administrative expense rate was due to growth in compensation costs and $1.5 million of US restructuring costs.

Americas - PTSA

	Third Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$277.9	$273.5	1.6%
Earnings from Operations	14.5	15.0	(3.1)

Gross profit rate	18.7%	17.5%	1.2%
Expense rate	13.5	12.0	1.5
Operating margin	5.2	5.5	(0.3)

Revenue from services in the Americas - PTSA segment for the third quarter of 2007 totaled $277.9 million, an increase of 1.6% compared to the $273.5 million reported in the third quarter of 2006. This reflected a decrease in hours worked of 0.4%, partially offset by an increase in average billing rates of 2.4% for the professional and technical staffing businesses. Fee based income totaled $8.2 million in the third quarter of 2007 and $6.8 million in the third quarter of 2006, an increase of 20.0%. On a year-over-year basis, revenue increased 1.5% in July, 0.9% in August and 2.4% in September. Americas - PTSA revenue represented 19.5% of total Company revenue in the third quarter of 2007 and 19.6% in the third quarter of 2006.

Kelly Health Care, Kelly Management Services and HRfirst were the leading performers in revenue growth in the third quarter of 2007. Kelly IT Resources and Automotive Services Group reported year-over-year revenue declines in the third quarter of 2007.

Americas - PTSA earnings from operations for the third quarter of 2007 totaled $14.5 million, a decrease of 3.1% from the same period in 2006, reflecting a 0.3 percentage point decrease in the operating margin. This was the result of a 1.5 percentage point increase in the selling, general and administrative expense rate, partially offset by a 1.2 percentage point improvement in the gross profit rate.

The PTSA gross profit rate increased primarily due to increases in fee based income. The increase in selling, general and administrative expenses was due to increased compensation related costs, including increased staffing costs related to adding permanent placement recruiters.

International - Commercial

	Third Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$412.3	$362.2	13.8%
Earnings from Operations	4.6	3.2	43.5

Gross profit rate	17.3%	17.1%	0.2%
Expense rate	16.2	16.2	0.0
Operating margin	1.1	0.9	0.2

Translated U.S. dollar revenue from services in International - Commercial for the third quarter of 2007 totaled $412.3 million, a 13.8% increase compared to the $362.2 million reported in the third quarter of 2006. This resulted from a 16.4% increase in fee based income, an increase in hours worked of 2.8% and an increase in the translated U.S. dollar average hourly bill rates of 10.6%. Fee based income totaled $13.9 million in the third quarter of 2007 and $11.9 million in the third quarter of 2006. International - Commercial revenue represented 28.9% of total Company revenue in the third quarter of 2007 and 25.9% in the third quarter of 2006.

On a constant currency basis, revenue increased by 5.8%, fee based income increased 7.4% and average hourly bill rates increased 2.9% from the third quarter of 2006. On a year-over-year basis, constant currency revenue growth by month was 7.2% in July, 6.0% in August and 4.1% in September.

During the second quarter of 2007, the French government changed the method of calculating payroll tax credits. In connection with this change, $0.6 million of French payroll tax credits were recognized in the third quarter of 2007.

International - Commercial earnings from operations for the third quarter of 2007 totaled $4.6 million compared to $3.2 million last year. The current year includes the effect of the French payroll tax credits of $0.6 million, partially offset by a $1.0 million charge related to the restructuring of the UK operations. The 13.8% increase in revenue, combined with a 0.2 percentage point increase in the gross profit rate, resulted in a 0.2 percentage point increase in the operating margin.

The 0.2 percentage point increase in International - Commercial gross profit rate for the third quarter of 2007 was primarily due to strong growth in fee-based income and effect of the French payroll tax credits.

International - PTSA

	Third Quarter
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$52.6	$37.5	40.4%
Earnings from Operations	1.0	0.3	229.9

Gross profit rate	30.5%	25.1%	5.4%
Expense rate	28.7	24.3	4.4
Operating margin	1.8	0.8	1.0

Translated U.S. dollar revenue from services in International - PTSA for the third quarter of 2007 totaled $52.6 million, a 40.4% increase compared to the $37.5 million reported in the third quarter of 2006. This resulted from a 105.7% increase in fee based income and an increase in hours worked of 15.4%, combined with an increase in the translated U.S. dollar average hourly bill rates of 14.5%. Fee based income totaled $8.7 million in the third quarter of 2007 and $4.2 million in the third quarter of 2006. International - PTSA revenue represented 3.7% of total Company revenue in the third quarter of 2007 and 2.7% in the third quarter of 2006.

On a constant currency basis, revenue increased by 30.3%, fee based income increased 93.1% and average hourly bill rates increased 6.0% from the third quarter of 2006. On a year-over-year basis, constant currency revenue growth by month was 25.5% in July, 33.7% in August and 32.9% in September.

Operating earnings for International - PTSA for the third quarter were $1.0 million in 2007 and a $0.3 million in 2006, which resulted in a 1.0 percentage point increase in the operating margin. The 40.4% increase in revenue was partially offset by a 4.4 percentage point increase in the expense rate. The International - PTSA gross profit rate for the third quarter of 2007 increased 5.4 percentage points from the same period last year, primarily due to very strong growth in fee based income. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and costs associated with new branches.

Results of Operations

September Year to Date

Revenue from services for the first nine months of 2007 totaled $4.192 billion, an increase of 1.6% from the same period in 2006. This was the result of an increase in average hourly bill rates of 2.9%, partially offset by a decrease in hours worked of 1.7%. Fee based income, which is included in revenue from services, totaled $99.7 million, or 2.4% of total revenue, for the first nine months of 2007, an increase of 30.2% as compared to $76.6 million for the first nine months of 2006. Reflecting the economic slowdown in the U.S. market, revenue for the first nine months of 2007 decreased in the Americas - Commercial and Americas - PTSA business segments. Revenue increased at double-digit rates in both the International - Commercial and International - PTSA business segments.

Compared to the first nine months of 2006, the U.S. dollar was weaker against many foreign currencies, including the euro, British pound and Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, revenue for the first nine months of 2007 decreased 0.8% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue for the first nine months of 2007:

	Sept. Year to Date Revenue
	2007	2006	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas - Commercial	$2,059.0	$2,177.0	(5.4	) %
Americas - PTSA	812.6	831.0	(2.2)

Total Americas - Constant Currency	2,871.6	3,007.9	(4.5)

International - Commercial	1,086.1	1,013.7	7.1
International - PTSA	135.8	103.8	30.9

Total International - Constant Currency	1,221.9	1,117.5	9.3

Total Revenue from Services - Constant Currency	4,093.6	4,125.4	(0.8)
Foreign Currency Impact	98.3	—

Revenue from Services	$4,191.8	$4,125.4	1.6%

Gross profit of $723.7 million was 8.5% higher than the gross profit of $667.2 million for the same period of the prior year. The gross profit rate for the first nine months of 2007 was 17.3%, versus 16.2% for the first nine months of 2006. Compared to the prior year, the gross profit rate increased in all four business segments.

The improvement in the gross profit rate is due to lower payroll tax rates and workers’ compensation costs measured as a percentage of direct wages and higher fee based income. The gross profit rate also includes the effect of the French payroll tax credits noted below.

During the second quarter of 2007, the French government changed the method of calculating payroll tax credits, retroactive to the beginning of 2006 and on a go-forward basis until October 1, 2007. As a result, Kelly recognized a total credit of $4.4 million in the first nine months of 2007, of which $2.6 million related to 2006.

We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $6.5 million for the first nine months of 2007. This compares to a similar adjustment reducing prior year workers’ compensation claims by $2.3 million for the first nine months of 2006.

Selling, general and administrative expenses totaled $670.1 million, an increase of 9.6% year over year. Selling, general and administrative expenses expressed as a percentage of revenue (“expense rate”) were 16.0% for the first nine months of 2007, a 1.2 percentage point increase compared to the 14.8% rate for the first nine months of 2006. Included in selling, general and administrative expenses are $7.5 million of expenses related to the Americas Commercial and UK restructuring actions. The remaining increase in selling, general and administrative expenses is due primarily to the growth in compensation related costs.

Earnings from operations for the first nine months of 2007 totaled $53.5 million, a 3.9% decrease as compared to the first nine months of 2006. Included in earnings from operations are $7.5 million of expenses related to the restructuring actions and $4.4 million related to French payroll tax credits.

Other income, net for the first nine months of 2007 was $2.2 million, compared to $0.9 million for the same period last year. The change is primarily attributable to an increase in interest income related to higher U.S. interest rates and higher cash balances compared to last year.

The effective income tax rate on continuing operations for the first nine months of 2007 was 36.7%, an increase from last year’s rate of 35.6%. The majority of the increase in the effective tax rate is a result of an increase in losses in certain international locations, particularly the UK, for which no income tax benefit is provided. This was partially offset by the benefit of the Work Opportunity Tax credit which was reinstated during the fourth quarter of 2006.

Earnings from continuing operations were $35.3 million for the first nine months of 2007, compared to $36.5 million for the first nine months of 2006. Included in earnings from continuing operations are $7.0 million of expenses, net of tax, related to the UK and Americas restructuring actions and $3.0 million of French payroll tax credits, net of tax.

Earnings from discontinued operations, which include KHC’s and KSL’s operating results, as well as the $6.2 million gain on the sale of KHC, net of tax, totaled $7.1 million for the first nine months of 2007, as compared to $2.6 million for the same period in 2006.

Net earnings for the first nine months of 2007 totaled $42.4 million, an increase of 8.5% as compared to last year. Basic and diluted earnings per share from continuing operations for the first nine months of 2007 were $0.96, as compared to basic and diluted earnings per share from continuing operations of $1.01 for the first nine months of 2006.

Americas - Commercial

	Sept. Year to Date
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$2,063.6	$2,177.0	(5.2	) %
Earnings from Operations	63.1	73.3	(14.0)

Gross profit rate	15.8%	15.2%	0.6%
Expense rate	12.7	11.8	0.9
Operating margin	3.1	3.4	(0.3)

Revenue from services in the Americas - Commercial segment totaled $2.064 billion for the first nine months of 2007, a 5.2% decrease compared to the $2.177 billion reported for the same period in 2006. This reflected a decrease in hours worked of 8.5%, partially offset by an increase in average hourly bill rates of 3.5%. Fee based income totaled $14.0 million for the first nine months of 2007, a 0.9% decrease from the $14.2 million for the same period in 2006. Americas - Commercial revenue represented 49.2% of total Company revenue for the first nine months of 2007 and 52.8% for the first nine months of 2006.

Americas - Commercial earnings from operations totaled $63.1 million for the first nine months of 2007, as compared to earnings of $73.3 million last year, reflecting a 0.3 percentage point decrease in the operating margin. This was the result of the 5.2% decrease in revenue and a 0.9 percentage point increase in the selling, general and administrative expense rate, partially offset by a 0.6 percentage point increase in the gross profit rate.

The increase in the gross profit rate reflected lower workers’ compensation costs and reduced payroll taxes. As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense during the first nine months of 2007. Of the total $6.5 million adjustment, $5.8 million is reflected in the results of Americas - Commercial. This compares to an adjustment of $2.1 million for the first nine months of 2006. The increase in selling, general and administrative expense rate was primarily due to growth in compensation costs and the reduction in expense leverage as a result of the decrease in revenue from services.

Americas - PTSA

	Sept. Year to Date
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$812.9	$831.0	(2.2	) %
Earnings from Operations	41.7	43.0	(2.9)

Gross profit rate	18.5%	16.8%	1.7%
Expense rate	13.4	11.6	1.8
Operating margin	5.1	5.2	(0.1)

Revenue from services in the Americas - PTSA segment for the first nine months of 2007 totaled $812.9 million, a decrease of 2.2% compared to the $831.0 million reported for the same period in 2006. This reflected a decrease in hours worked of 3.2%, partially offset by an increase in average billing rates of 1.6% for the professional and technical staffing businesses. Fee based income totaled $22.7 million for the first nine months of 2007 and $17.8 million for the first nine months of 2006, an increase of 27.8%. Americas - PTSA revenue represented 19.4% of total Company revenue for the first nine months of 2007 and 20.1% for the first nine months of 2006.

Kelly Health Care, Kelly Management Services and HRfirst were the leading performers in revenue growth during the first nine months of 2007. Kelly IT Resources, Kelly Scientific Resources, Kelly Engineering Resources and Automotive Services Group reported year-over-year revenue declines during the first nine months of 2007.

Americas - PTSA earnings from operations for the first nine months of 2007 totaled $41.7 million, a decrease of 2.9% from the same period in 2006. This was the result of the 2.2% decrease in revenue and a 1.8 percentage point increase in the selling, general and administrative expense rate, partially offset by the 1.7 percentage point improvement in the gross profit rate.

The Americas - PTSA gross profit rate increased primarily due to increases in fee based income, reduced payroll taxes and workers’ compensation costs and the benefit of a full nine-month impact of the higher margin Ayers’ outplacement business, acquired in the second quarter of 2006. The increase in selling, general and administrative expenses was due to increased compensation related costs, including a nine-month impact of the Ayers’ outplacement business and increased staffing costs related to adding permanent placement recruiters.

International – Commercial

	Sept. Year to Date
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$1,168.9	$1,013.7	15.3%
Earnings from Operations	4.4	0.3	NM

Gross profit rate	17.4%	16.9%	0.5%
Expense rate	17.0	16.9	0.1
Operating margin	0.4	0.0	0.4

Translated U.S. dollar revenue from services in International - Commercial for the first nine months of 2007 totaled $1.169 billion, a 15.3% increase compared to the $1.014 billion reported for the first nine months of 2006. This resulted from an 18.7% increase in fee based income, an increase in hours worked of 14.3% and an increase in the translated U.S. dollar average hourly bill rates of 0.8%. Fee based income totaled $39.2 million for the first nine months of 2007 and $33.1 million for the first nine months of 2006. International - Commercial revenue represented 27.9% of total Company revenue for the first nine months of 2007 and 24.6% for the first nine months of 2006.

On a constant currency basis, revenue increased by 7.1%, fee based income increased 9.5% and average hourly bill rates decreased 6.3% from the first nine months of 2006. The change in average bill rates was impacted by significant growth in lower average wage rate countries, such as India and Malaysia.

International - Commercial earnings from operations for the first nine months of 2007 totaled $4.4 million, compared to earnings of $0.3 million last year. The current year includes a $6.0 million charge related to the restructuring of the UK operations and a $4.4 million benefit related to French payroll tax credits. The 15.3% increase in revenue, combined with a 0.5 percentage point increase in the gross profit rate, was partially offset by a 0.1 percentage point increase in the selling, general and administrative expense rate.

The 0.5 percentage point increase in International - Commercial gross profit rate for the first nine months of 2007 primarily reflects the effect of the French payroll tax credits. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and the $6.0 million UK restructuring charge.

International - PTSA

	Sept. Year to Date
	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$146.4	$103.8	41.1%
Earnings from Operations	1.7	0.4	346.7

Gross profit rate	29.9%	25.0%	4.9%
Expense rate	28.7	24.6	4.1
Operating margin	1.2	0.4	0.8

Translated U.S. dollar revenue from services in International - PTSA for the first nine months of 2007 totaled $146.4 million, a 41.1% increase compared to the $103.8 million reported for the first nine months of 2006. This resulted from a 105.0% increase in fee based income and an increase in hours worked of 17.1%, combined with an increase in the translated U.S. dollar average hourly bill rates of 13.7%. Fee based income totaled $23.7 million for the first nine months of 2007 and $11.5 million for the first nine months of 2006. International - PTSA revenue represented 3.5% of total Company revenue in the first nine months of 2007 and 2.5% for the same period in 2006.

On a constant currency basis, revenue increased by 30.9%, fee based income increased 93.0% and average hourly bill rates increased 5.1% from the first nine months of 2006.

Operating results for International - PTSA were earnings of $1.7 million for the first nine months of 2007, compared to $0.4 million in 2006, reflecting a 0.8 percentage point increase in the operating margin. The 41.1% increase in revenue was partially offset by a 4.1 percentage point increase in the expense rate. The International - PTSA gross profit rate for the first nine months of 2007 increased 4.9 percentage points from the same period last year. Growth in fee based income was partially offset by the effects of growth in pan-European corporate account business, which carries a lower gross profit rate. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and costs associated with new branches.

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

As of September 30, 2007, Kelly UK has completed its restructuring actions and closed each of the 22 branches scheduled for closure, reached settlements with landlords for the UK headquarters locations and incurred $0.2 million and $5.0 million, respectively, of restructuring charges associated with these actions in the 13 and 39 weeks ended September 30, 2007. These expenses are reported as a component of selling, general and administrative expenses in the International - Commercial segment. For the 13 weeks ended September 30, 2007, the $0.2 million charge includes $0.1 million for facility exit costs and less than $0.1 million for accelerated depreciation of leasehold improvements and personal property. For the 39 weeks ended September 30, 2007, the $5.0 million charge includes $4.3 million for facility exit costs and $0.6 million for accelerated depreciation. The Company did not incur any significant severance costs in connection with the restructuring.

In addition, the Company has incurred moving, fit out and lease origination fees related to the headquarters consolidation of $0.8 million and $1.1 million, respectively, for the 13 and 39 weeks ended September 30, 2007. Total costs of the UK project were $6.0 million.

Restructuring - Americas Operations

On July 23, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our Americas – Commercial branch operations. The plan is the result of management’s strategic review of operations in the U.S. which identified under-performing branch locations. The plan will result in the closure of approximately 50 branch locations.

As of September 30, 2007, Americas – Commercial has closed 42 of the branches scheduled for closure and incurred $1.5 million of restructuring charges associated with these actions in the 13 and 39 weeks ended September 30, 2007. These expenses are reported as a component of selling, general and administrative expenses in the Americas - Commercial segment. For the 13 and 39 weeks ended September 30, 2007, the $1.5 million charge includes $1.4 million for facility exit costs and $0.1 million for accelerated depreciation of leasehold improvements and personal property. The Company plans to complete the restructuring actions in the fourth quarter of 2007. To complete the restructuring actions, we expect to incur additional facility exit costs of approximately $0.5 million and accelerated depreciation of $0.1 million. We currently expect the total pre-tax facility exit costs and accelerated depreciation will be approximately $2.1 million. The Company does not expect to incur any significant severance costs in connection with the restructuring.

It is currently expected that the restructuring plans above will result in improved operating results beginning in the fourth quarter of 2007 by lower selling, general and administrative expenses through reduced facilities and related expenses.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $103 million at the end of the third quarter of 2007, a decrease of $15 million from the $118 million at year-end 2006. As further described below, the Company generated $50 million of cash from operating activities, used $47 million of cash in investing activities and used $22 million in financing activities.

Operating Activities

In the first nine months of 2007, the Company generated $50 million in cash from its operating activities, as compared to $59 million in the first nine months of 2006. This decrease is due primarily to growth in accounts receivable.

Trade accounts receivable totaled $904 million at the end of the third quarter of 2007. Global days sales outstanding at the end of the third quarter of 2007 were 58 days, compared to 57 days as of the end of third quarter in the prior year. The increase of one day primarily reflects the growth in international business mix.

The Company’s working capital position was $473 million at the end of the third quarter of 2007, compared to $463 million at year-end 2006. The current ratio was 1.8 at both the end of the third quarter of 2007 and year-end 2006.

Investing Activities

In the first nine months of 2007, the Company used $47 million for investing activities, compared to $31 million in the first nine months of 2006. Capital expenditures totaled $34 million for the first nine months of 2007 and $26 million for the first nine months of 2006.

Capital expenditures for 2007, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total between $46 and $48 million, compared to $46 million for 2006. This level reflects continued spending associated with the implementation of the PeopleSoft payroll, billing and accounts receivable project.

The total cost related to the PeopleSoft payroll, billing and accounts receivable project, which commenced in the fourth quarter of 2004, is expected to be approximately $53 to $56 million in capital expenditures and approximately $23 to $24 million in selling, general and administrative expenses. Capital expenditures for the PeopleSoft project by year are expected to amount to approximately $23 million in total for 2007 and approximately $6 to $9 million in 2008. Selling, general and administrative expenses for the PeopleSoft project by year are expected to amount to approximately $7 million in total for 2007 and approximately $7 to $8 million in 2008. The PeopleSoft implementation is expected to cover U.S., Canada, Puerto Rico, U.K. and Ireland operations.

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

In October, 2007, the Company announced that it has signed a definitive agreement to acquire access AG, a specialized recruitment services company headquartered in Germany and with operations in Austria. In connection with this acquisition, the Company will make an initial payment of approximately $20 million upon closing, with possible additional contingent payments of up to approximately $10 million over the next two years, based on the achievement of certain earnings targets.

During the second quarter of 2006, the Company acquired the net operating assets of The Ayers Group for $4.6 million. The transaction includes additional contingent payments of up to $1.3 million, payable over the next two years, based on achievement of targets.

On October 2, 2006, the Company purchased Sony Corporation’s 40% interest in Tempstaff Kelly for $5 million. With the purchase of Sony Corporation’s ownership share, the Company increased its ownership interest to 49%.

Financing Activities

In the first nine months of 2007, the Company used $22 million in financing activities, compared to $15 million in the first nine months of 2006. Short-term debt totaled $75 million at the end of the third quarter of 2007, compared to $69 million at year-end 2006. At the end of the third quarter of 2007, debt represented approximately 8.7% of total capital.

During the third quarter of 2007, the Company repurchased 556 thousand Class A shares for $12.5 million. A total of $37.5 million remains available under the $50 million share repurchase program authorized by the Company’s board of directors in August, 2007.

In the first quarter of 2007, the Company obtained short-term financing utilizing an $8.2 million yen-denominated credit facility to purchase the additional 51% interest in Tempstaff Kelly, as well as to fund local working capital. In the first nine months of 2007, the Company made $14.2 million in dividend payments and $3.5 million in net repayments on the revolving line of credit.

During the third quarter of 2006, the Company obtained short-term financing utilizing a $5 million yen-denominated credit facility to purchase the additional 40% interest in Tempstaff Kelly.

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

Summary

The Company’s financial position remains strong. The Company expects to meet its cash requirements over at least the next 12 months, including the funding of the PeopleSoft payroll, billing and accounts receivable project, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

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

During the quarter ended September 30, 2007, the Company has converted the U.S., Canada and Puerto Rico businesses to the PeopleSoft accounts receivable system. Management has reviewed the internal controls impacted by the implementation of the PeopleSoft accounts receivable system, and has made changes to these internal controls as appropriate.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in thousands of dollars)
July 2, 2007 through August 5, 2007	366	$23.80	—	$—

August 6, 2007 through September 2, 2007	400,614	22.42	400,614	$41,019

September 3, 2007 through September 30, 2007	155,885	22.63	155,519	$37,500

Total	556,865	$22.48	556,133

On August 8, 2007, we announced that our Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. The Company intends to repurchase shares under the program, from time to time, in the open market. The repurchase program has a term of 24 months. We may also reacquire shares outside the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. 732 shares were reacquired in transactions outside the program during the quarter.

Item 6. Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 35 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 8, 2007

/s/ William K. Gerber
William K. Gerber

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2007

/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description
3.2	Bylaws, as amended August 8, 2007. (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission in August, 2007, which is incorporated by reference.)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.