Form 10-K
period 2007-12-30
KELLY SERVICES INC
filed 2008-02-13
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $817,021,764.

Registrant had 31,417,388 shares of Class A and 3,459,385 of Class B common stock, par value $1.00, outstanding as of February 5, 2008.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2008 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

Founded by William R. Kelly in 1946, we have provided staffing solutions to customers in a variety of industries throughout our 61-year history. Our range of staffing solutions and geographic coverage has grown steadily over the years to match the needs of our customers.

We have evolved from a United States-based company concentrating primarily on traditional office services into a global staffing leader with a breadth of specialty businesses. We assign professional and technical employees in the fields of finance and accounting, creative services, education, engineering, information technology, legal, science, and health care.

We are one of the world’s largest scientific staffing providers, and we rank among the leaders in information technology, engineering, and financial staffing. These specialty service lines complement our traditional expertise in office services, contact center, light industrial, and electronic assembly staffing. We also offer innovative staffing alternative solutions for our customers, including outsourcing, consulting, recruitment, career transition, and vendor management services.

Geographic Breadth of Services

Headquartered in Troy, Michigan, we serve customers in 36 countries and territories. We provide temporary employment for more than 750,000 employees annually to a variety of customers around the globe —including more than 90 percent of the Fortune 500 companies.

We offer staffing solutions to a diversified group of customers through offices in the Americas (United States, Canada, Puerto Rico, and Mexico); Europe (Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Russia, Spain, Sweden, Switzerland, Turkey, Ukraine and the United Kingdom); and the Asia-Pacific region (Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Singapore, and Thailand).

Description of Business Segments

Our operations are divided into four principal business segments: Americas - Commercial; Americas - Professional, Technical and Staffing Alternatives (“Americas – PTSA”); International - Commercial; and International - Professional, Technical and Staffing Alternatives (“International – PTSA”).

Americas - Commercial

Our Americas - Commercial segment includes: Kelly Office Services, offering trained employees who work in word processing and data entry and as administrative support staff; KellyConnect, providing staff for contact centers, technical support hotlines and telemarketing units; Kelly Educational Staffing, the first nationwide program supplying qualified substitute teachers; Kelly Marketing Services, including support staff for seminars, sales and trade shows; Kelly Electronic Assembly Services, providing technicians to serve the technology, aerospace and pharmaceutical industries; Kelly Light Industrial Services, placing maintenance workers, material handlers, assemblers and more; KellySelect, a temporary to full-time service that provides both customers and temporary staff the opportunity to evaluate the relationship before making a full-time employment decision; and KellyDirect, a permanent placement service used across all business units.

Americas - PTSA

The Americas - PTSA segment includes a number of industry-specific services including: CGR/seven, placing employees in creative services positions; Kelly Automotive Services Group, placing employees in a variety of technical, non-technical and administrative positions in major automotive manufacturers and their suppliers; Kelly Engineering Resources, supplying engineering professionals across all disciplines including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Kelly FedSecure, placing professionals across all skills in jobs requiring security clearances; Kelly Financial Resources, serving the needs of corporate finance departments, accounting firms and financial institutions with professional personnel; Kelly Healthcare Resources, providing all levels of healthcare specialists and professionals to work in hospitals, ambulatory care centers, HMOs and other health insurance companies; Kelly IT Resources, placing information technology specialists across all IT disciplines; Kelly Law Registry, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists and legal administrators; and Kelly Scientific Resources, providing entry-level to Ph.D. professionals to a broad spectrum of scientific and clinical research industries.

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

International - Commercial

Our International - Commercial segment provides the full range of commercial staffing services that are offered in the Americas.

International - PTSA

Our International - PTSA segment provides engineering, financial, health care, IT, legal and scientific staffing. Recruitment process outsourcing, consulting, outsourcing and vendor management are also included in this segment. Kelly is also placing increased emphasis on cross-border recruitment opportunities.

Financial information regarding our industry segments is included in Part II, Item 8 of this report.

Business Objectives

Our staffing solutions are designed to help customers meet a variety of human resources needs in a flexible, efficient and cost-effective manner. We offer our customers high standards of quality in the staffing industry. This strong emphasis on quality is evident throughout our business objectives, including the selection of new customers, employees and service lines.

We believe we are well equipped to understand, anticipate and respond to our customers’ evolving staffing needs. We are constantly developing and optimizing innovative staffing solutions to help customers weather economic fluctuations, control costs and improve productivity.

In every facet of global operations, we are committed to the acquisition and use of technology to streamline ordering, time-keeping, reporting and other processes. Technology solutions such as Kelly eOrder, Kelly Web Time and Kelly e-Reporting are available when and where customers need them.

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

Customers

We are not dependent on any single customer, or a limited segment of customers. Our largest single customer accounted for approximately four percent of total revenue in 2007.

Government Contracts

Although we conduct business under various federal, state, and local government contracts, they do not account for a significant portion of our business.

Competition

The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2007, our largest competitors were Adecco, S.A., Manpower, Inc., Randstad Holding N.V., Vedior N.V., Spherion Corporation, Allegis Group and Robert Half International, Inc.

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

Employees

We employ approximately 1,400 people at our corporate headquarters in Troy, Michigan, and approximately 8,600 staff members in our international network of company-owned branch offices. In 2007, we assigned more than 750,000 temporary employees with a variety of customers around the globe.

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

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies. While the majority of our competitors are significantly smaller than us, several competitors, including Adecco S.A., Manpower Inc., Randstad Holding N.V., Vedior N.V., Spherion Corporation, Allegis Group and Robert Half International, Inc., have substantial marketing and financial resources. In particular, Adecco S.A. and Manpower Inc. are considerably larger than we are and, thus, have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

We are also subject to potential risks relating to misuse of customer proprietary information, misappropriation of funds, damage to customer facilities due to negligence of temporary employees, criminal activity and other similar claims. We may incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.

Damage to our key data centers could affect our ability to sustain critical business applications.

Many business processes critical to the Company’s continued operation are housed in the Company’s data center situated within the corporate headquarters complex as well as regional data centers in Asia-Pacific and Europe. Those processes include, but are not limited to, payroll, customer reporting and order management. The loss of a data center creates a substantial risk of business interruption; however, steps have been taken to protect the Company’s operations, principally through redundant back-up processes.

Our investment in the PeopleSoft payroll, billing and accounts receivable project may not yield its intended results.

In the fourth quarter of 2004, we commenced the PeopleSoft project to replace our payroll, billing and accounts receivable information systems in the United States, Canada, Puerto Rico, the United Kingdom and Ireland. We anticipate spending approximately $90 to $94 million on the PeopleSoft project by the end of 2009. Although this technology initiative is intended to increase productivity and operating efficiencies, the PeopleSoft project may not yield its intended results. Any delays in completing, or an inability to successfully complete, this technology initiative or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition.

We are highly dependent on our senior management and the continued performance and productivity of our local management and field personnel.

We are highly dependent on the continued efforts of the members of our senior management. We are also highly dependent on the performance and productivity of our local management and field personnel. The loss of any of the members of our senior management may cause a significant disruption in our business. In addition, the loss of any of our local managers or field personnel may jeopardize existing customer relationships with businesses that use our services based on relationships with these individuals. The loss of the services of members of our senior management could have a material adverse effect on our business.

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

We conduct our business in 36 countries and territories including the United States. Our operations outside the United States are subject to risks inherent in international business activities, including:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to include in our Annual Report on Form 10-K a report that assesses the effectiveness of our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Our Annual Report on Form 10-K is also required to include an attestation report of our independent registered public accounting firm on the effectiveness of our internal controls.

Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, our business may be harmed. Market perception of our financial condition and the trading price of our stock may also be adversely affected and customer perception of our business may suffer.

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

The combined usable floor space in the headquarters complex is approximately 350,000 square feet, and an additional 26,000 square feet is leased nearby. Our buildings are in good condition and are currently adequate for their intended purpose and use. We also own undeveloped land in Troy and Northern Oakland County, Michigan, for possible future expansion.

Branch office business is conducted in leased premises with the majority of leases being fixed for terms of generally five years in the United States and 5 to 10 years outside the United States. We own virtually all of the office furniture and the equipment used in our corporate headquarters and branch offices.

ITEM 3. LEGAL PROCEEDINGS.

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. (“Enron”) v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly-owned subsidiary of Kelly Services, Inc., who invested in Enron’s commercial paper. The Complaint alleges that Enron’s October 2001 buyback of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance, and that we received prepayment of approximately $10 million, $5 million of which is related to Enron commercial paper purchased by us from Lehman Brothers or its affiliate, Lehman Commercial Paper, Inc. (“Lehman”), and $5 million of which was purchased by us from Goldman Sachs & Co. Solely to avoid the cost of continued litigation, we have reached a confidential settlement with Enron, Lehman and certain other defendants of all claims arising from our purchase of Enron commercial paper from Lehman. The settlement, which involves a payment by us in an amount not material to our results of operations or financial position, was approved on July 27, 2007 by the Bankruptcy Court presiding over the matter. The settlement became final on August 7, 2007. The terms of the settlement did not have a material adverse effect on our results of operations or financial position. We intend to continue to vigorously defend the remaining claims arising from the purchase of Enron commercial paper from Goldman Sachs & Co., and believe we have meritorious defenses to these remaining claims but are unable to predict the outcome of the proceedings.

We are the subject of a class action lawsuit brought on behalf of employees working in the State of California. The claims in the lawsuit relate to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. On April 30, 2007, the Court certified two sub-classes that correspond to the claims in the case. We are currently preparing motions for summary judgment on both certified claims and will continue to vigorously defend the lawsuit. We believe that we have meritorious defenses to the claims but are unable to predict the outcome of the proceedings.

We are also involved in various legal proceedings occurring in the normal course of our business. In the opinion of management, adequate provision has been made for losses that are likely to result from these proceedings.

Disclosure of Certain IRS Penalties

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders in the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

Our Class A and Class B common stock is traded on the NASDAQ Global Market under the symbols “KELYA” and “KELYB,” respectively. The high and low selling prices for our Class A common stock and Class B common stock as quoted by the NASDAQ Global Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007
Class A common
High	$32.82	$33.97	$28.14	$24.39	$33.97
Low	28.04	26.73	19.47	18.20	18.20
Class B common
High	32.10	36.89	31.00	34.90	36.89
Low	26.05	28.00	20.00	21.00	20.00
Dividends	.125	.125	.135	.135	.52

2006
Class A common
High	$28.07	$28.75	$30.00	$30.39	$30.39
Low	25.55	25.71	25.75	26.99	25.55
Class B common
High	28.78	30.35	27.85	32.71	32.71
Low	25.15	25.12	26.00	27.35	25.12

Dividends	.10	.10	.125	.125	.45

Holders

The number of holders of record of our Class A and Class B common stock were 5,394 and 417, respectively, as of February 5, 2008.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through November 4, 2007	85,833	$20.43	85,503	$35,754
November 5, 2007 through December 2, 2007	554,426	20.13	554,426	$24,595
December 3, 2007 through December 30, 2007	484,482	19.22	483,811	$15,297

Total	1,124,741	$19.76	1,123,740

On August 8, 2007, the board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. The Company intends to repurchase shares under the program, from time to time, in the open market. The repurchase program has a term of 24 months. We may also reacquire shares outside the program in connection with the surrender of shares to cover taxes due upon the vesting of restricted stock held by employees. 1,001 shares were reacquired in transactions outside the repurchase program during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P MidCap 400 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2007. The graph assumes an investment of $100 on December 31, 2002 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Assumes Initial Investment of $100

December 31, 2002 – December 31, 2007

	2002	2003	2004	2005	2006	2007
Kelly Services, Inc.	$100.00	$117.39	$125.88	$110.90	$124.43	$81.96
S&P MidCap 400 Index	$100.00	$135.64	$158.01	$177.85	$196.19	$211.79
S&P 1500 Human Resources and Employment Services Index	$100.00	$150.20	$180.80	$208.27	$249.08	$190.10

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

(In millions except per share amounts)	2007	2006	2005	2004 (1)	2003
Revenue from services	$5,667.6	$5,546.8	$5,186.4	$4,863.4	$4,199.2
Earnings from continuing operations	53.7	56.8	37.7	22.2	2.9
Earnings from discontinued operations, net of tax (3)	7.3	6.7	1.6	(1.0)	2.0
Net earnings	61.0	63.5	39.3	21.2	4.9

Basic earnings per share:
Earnings from continuing operations	1.48	1.58	1.06	0.63	0.08
Earnings from discontinued operations	0.20	0.19	0.04	(0.03)	0.06
Net earnings	1.68	1.76	1.10	0.60	0.14

Diluted earnings per share:
Earnings from continuing operations	1.47	1.56	1.05	0.63	0.08
Earnings from discontinued operations	0.20	0.18	0.04	(0.03)	0.06
Net earnings	1.67	1.75	1.09	0.60	0.14

Dividends per share
Classes A and B common	0.52	0.45	0.40	0.40	0.40

Working capital (2)	478.6	463.3	428.0	413.1	380.2
Total assets	1,574.0	1,469.4	1,312.9	1,249.8	1,139.2
Total noncurrent liabilities	200.5	142.6	119.9	115.8	111.7

(1)	Fiscal year included 53 weeks.
(2)	Beginning in 2005, restricted stock was reclassified from accrued payroll and related taxes to additional paid-in capital, long-term deferred rent was reclassified from accounts payable to other long-term liabilities and long-term accrued disability was reclassified from accrued payroll and related taxes to other long-term liabilities. Prior periods were reclassified for comparability. The effect of these reclassifications was to increase working capital by $7.9 million in 2004 and $6.9 million in 2003.
(3)	As discussed in Note 3 to the financial statements, Kelly Home Care (“KHC”), a business unit of the Americas - PTSA segment, was sold effective March 31, 2007 for an after-tax gain of $6.2 million. Additionally, Kelly Staff Leasing (“KSL”), previously a business unit of the Americas - PTSA segment, was sold effective December 31, 2006 for an after-tax gain of $2.3 million. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the gains on the sales as well as KHC’s and KSL’s results of operations for the current and prior periods have been reported as discontinued operations in the Company’s statements of earnings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

During 2007, we made good progress on our strategic plan to diversify geographically, invest in high-growth, high-margin businesses, accelerate globalization of our professional and technical staffing services and improve operating margins. Our key strategic accomplishments included:

•	Divesting Kelly Home Care Services, a non-core business.

•	Closing and/or consolidating 58 branches in the Americas.

•	Restructuring our UK operations, closing 22 branches and consolidating three headquarters locations.

•	Expanding our global presence by entering six new international markets, four through acquisitions and two by growing existing global customer relationships.

•	Purchasing the remaining 51% of our joint venture, Kelly Tempstaff, extending our services in the Asia-Pacific market.

•	And opening more than 50 new Professional, Technical and Staffing Alternatives branches around the world to meet growing demand for technically skilled, professional workers.

Additionally, to tighten expense controls, increase accountability and boost operating margins, we consolidated several US payroll centers. That move served to streamline costs and improved efficiencies, while allowing us to better manage unemployment and workers’ compensation costs in the US. To increase value to shareholders, we authorized a $50 million stock repurchase plan in August and increased our quarterly dividend by 8% during the third quarter.

Our greatest challenge as we enter 2008 remains the US staffing market, where we do nearly two-thirds of our business. While nonfarm payroll growth continued in 2007, temporary employment fell, dropping the temporary employment penetration rate for much of 2007.

Despite the soft labor market in the US, global demand for highly skilled, credentialed temporary workers continues. In Europe, we believe deregulation will support new opportunities for temporary staffing. In Asia, expansion continues, as the need for professional and technical workers is ongoing and acceptance of temporary workers grows.

As we look ahead, our sights remain focused on investing and expanding globally, reducing our US dependency, gaining greater scale internationally, increasing our fee-based and higher-margin staffing services, continuing to improve operating margins and positioning Kelly for long-term growth.

Results of Operations

2007 versus 2006

Revenue from services for 2007 totaled $5.7 billion, an increase of 2.2% from 2006. This was the result of an increase in average hourly bill rates of 4.6%, partially offset by a decrease in hours worked of 2.8%. Fee based income, which is included in revenue from services, totaled $136.3 million, or 2.4% of total revenue for 2007, an increase of 31.8% as compared to $103.4 million in 2006. Reflecting the economic slowdown in the U.S. market, revenue from services decreased from 2006 in the Americas – Commercial and Americas – PTSA business segments. Revenue from services increased from 2006 in both the International – Commercial and International – PTSA business segments.

Compared to 2006, the U.S. dollar was weaker against many foreign currencies, including the euro, the British pound and the Canadian dollar. As a result, our U.S. dollar translated revenue from services was slightly higher than would have otherwise been reported. On a constant currency basis, 2007 revenue from services decreased 0.6% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2007 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2006. We believe that constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2007:

	Revenue from Services
	2007	2006	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas - Commercial	$2,745.7	$2,916.1	(5.8)%
Americas - PTSA	1,104.9	1,108.3	(0.3)

Total Americas - Constant Currency	3,850.6	4,024.4	(4.3)

International - Commercial	1,480.0	1,378.5	7.4
International - PTSA	182.8	143.8	27.1

Total International - Constant Currency	1,662.7	1,522.4	9.2

Total Revenue from Services - Constant Currency	5,513.3	5,546.8	(0.6)
Foreign Currency Impact	154.3	—

Revenue from Services	$5,667.6	$5,546.8	2.2%

Gross profit of $989.1 million was 9.1% higher than 2006. Gross profit as a percentage of revenues was 17.5% in 2007 and increased 1.2 percentage points compared to the 16.3% rate recorded in the prior year. Compared to the prior year, the gross profit rate increased in all four business segments.

During the first quarter of 2007, the Company realigned its operations into four reporting segments – Americas – Commercial, Americas – PTSA, International – Commercial and International – PTSA. The Americas include the U.S. operations, as well as Canada, Mexico and Puerto Rico, which were previously included in International. In addition, corporate expenses that directly support the operating units have been allocated to all four segments. Prior periods were reclassified to conform to the current presentation.

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

During the second quarter of 2007, the French government changed the method of calculating payroll tax credits, retroactive to the beginning of 2006 and on a go-forward basis until October 1, 2007. As a result, Kelly recognized a total credit of $5.0 million in 2007, of which $2.6 million related to 2006.

As more fully described in Critical Accounting Estimates, we regularly update our estimates of the ultimate cost of open workers’ compensation claims. As a result, during 2007, we reduced the estimated cost of prior year workers’ compensation claims by $11.6 million. This compares to a similar adjustment reducing prior year workers’ compensation claims by $7.7 million in 2006.

Selling, general and administrative expenses of $909.0 million were 9.7% higher than last year. Selling, general and administrative expenses expressed as a percentage of revenues (“expense rate as a percentage of revenues”) were 16.0% in 2007, a 1.1 percentage point increase compared to the 14.9% rate in 2006.

Included in selling, general and administrative expenses are $8.9 million of expenses related to the Americas and UK restructuring actions. See the “Restructuring – UK Operations” and “Restructuring – Americas Operations” sections for further discussion. The remaining increase in selling, general and administrative expenses is due primarily to growth in compensation-related costs.

Other income, net for 2007 was income of $3.2 million, compared to $1.5 million in 2006. The improvement is primarily attributable to an increase in interest income related to higher U.S. interest rates earned on higher average cash balances compared to last year.

The effective income tax rate on continuing operations for 2007 was 35.5%, higher than last year’s rate of 28.6%. The majority of the increase in the effective tax rate is a result of an increase in losses in certain international locations, particularly the UK, for which no income tax benefit is provided, and, in the US, the expiration of work opportunity tax credits related to Hurricane Katrina.

Earnings from continuing operations were $53.7 million in 2007, compared to $56.8 million in 2006. Included in earnings from continuing operations are $7.8 million of expenses, net of tax, related to the UK and Americas restructuring actions and $3.3 million of French payroll tax credits, net of tax.

During the first quarter of 2007, we sold the Kelly Home Care (“KHC”) business unit. Accordingly, 2006 results of operations were revised to remove KHC’s operating results from continuing operations. Earnings from discontinued operations, which include KHC’s and Kelly Staff Leasing’s (“KSL’s”) operating results, totaled $7.3 million for 2007 and include the $6.2 million gain, net of tax, on the sale of KHC. Earnings from discontinued operations for 2006 totaled $6.7 million and include the $2.3 million gain, net of tax, on the sale of KSL.

Net earnings in 2007 were $61.0 million, or a 3.9% decrease compared to 2006. Diluted earnings per share in 2007 were $1.67, as compared to diluted earnings per share of $1.75 in 2006.

Americas – Commercial

	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$2,759.4	$2,916.1	(5.4)%
Earnings from Operations	88.1	102.9	(14.5)

Gross profit rate	15.9%	15.4%	0.5%
Expense rates:
% of revenue	12.7	11.8	0.9
% of gross profit	79.9	77.0	2.9
Operating margin	3.2	3.5	(0.3)

Reflecting the soft labor market in the US, revenue from services in the Americas - Commercial segment, which totaled $2.8 billion for 2007, decreased 5.4% compared to the $2.9 billion reported for 2006. This was the result of a 9.0% decrease in hours worked, partially offset by a 4.0% increase in average hourly bill rates. Fee based income totaled $18.9 million in 2007, compared to $19.4 million in 2006, a decrease of 3.0%. Year-over-year revenue comparisons reflect decreases of 4.3% in the first quarter, 5.7% in the second quarter and 5.7% in the third quarter, and 5.9% in the fourth quarter. Americas - Commercial revenue from services represented 48.7% of total Company revenue from services for 2007 and 52.5% for 2006.

Americas - Commercial earnings from operations totaled $88.1 million for 2007, compared to earnings of $102.9 million last year, a decrease of 14.5%. The 0.3 percentage point decrease in the operating margin reflected a 0.9 percentage point increase in the expense rate as a percentage of revenues, partially offset by a 0.5 percentage point increase in the gross profit rate.

The 0.5 percentage point increase in the gross profit rate was principally due to lower workers’ compensation costs and reduced payroll taxes. As noted above, we revised our estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in 2007. Of the total $11.6 million expense reduction in 2007, $10.4 million was credited to Americas - Commercial. This compares to a similar adjustment reducing expense by $7.0 million in 2006.

Selling, general and administrative expenses increased by 1.4% as compared to the prior year and, as a percentage of revenues, were 12.7% for 2007 and 11.8% for 2006. Included in Americas – Commercial selling, general and administrative expenses for 2007 is $3.0 million related to the branch restructuring. The remaining increase in selling, general and administrative expenses was due primarily to the growth in compensation costs.

Americas - PTSA

	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$1,105.8	$1,108.3	(0.2)%
Earnings from Operations	59.2	58.1	1.8

Gross profit rate	18.7%	17.1%	1.6%
Expense rates:
% of revenue	13.3	11.8	1.5
% of gross profit	71.4	69.3	2.1
Operating margin	5.4	5.2	0.2

Revenue from services in the Americas - PTSA segment totaled $1.1 billion in both 2007 and 2006. This reflected a decrease in hours worked of 6.0%, partially offset by an increase in average billing rates of 6.7% for the professional and technical staffing businesses. Fee based income totaled $30.5 million in 2007 and $24.3 million in 2006. On a year-over-year basis, revenue decreased 6.2% in the first quarter and 1.9% in the second quarter, and increased 1.6% in the third quarter and 5.6% in the fourth quarter. Americas - PTSA revenue represented 19.5% of total Company revenue in 2007 and 20.0% in 2006.

Kelly Health Care, Kelly Management Services, HRfirst and Kelly Vendor Management were the leading performers in revenue growth in 2007, with each business unit reporting double digit revenue growth. Kelly IT Resources, Kelly Scientific Resources, Kelly Engineering Resources and Automotive Services Group reported year-over-year revenue declines during 2007.

Americas - PTSA earnings from operations for 2007 totaled $59.2 million, an increase of 1.8% from 2006. The 0.2 percentage point increase in the operating margin reflected a 1.6 percentage point increase in the gross profit rate, partially offset by a 1.5 percentage point increase in the expense rate as a percentage of revenues.

The Americas - PTSA gross profit rate increased primarily due to growth in fee based income, reduced payroll taxes and workers’ compensation costs and the benefit of a full year impact of the higher margin Ayers’ outplacement business, acquired in the second quarter of 2006, and CGR/seven, a creative services staffing firm acquired in the first quarter of 2007. Americas - PTSA’s share of the reduction in workers’ compensation expense in 2007 was approximately $1.2 million, compared to a similar adjustment in 2006 of approximately $0.7 million.

Selling, general and administrative expenses increased by 12.6% as compared to the prior year and, as a percentage of revenues, were 13.3% for 2007 and 11.8% for 2006. The increase in selling, general and administrative expenses was due to increased compensation related costs, including a full year impact of the Ayers’ outplacement business, nine months’ impact of CGR/seven, and increased staffing costs related to adding permanent placement recruiters.

International - Commercial

	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$1,604.0	$1,378.5	16.4%
Earnings from Operations	10.1	0.6	NM

Gross profit rate	17.6%	16.9%	0.7%
Expense rates:
% of revenue	17.0	16.9	0.1
% of gross profit	96.4	99.8	(3.4)
Operating margin	0.6	0.0	0.6

Translated U.S. dollar revenue from services in International – Commercial for 2007 totaled $1.6 billion, a 16.4% increase compared to the $1.4 billion reported in 2006. This resulted from a 21.8% increase in fee based income, an increase in hours worked of 12.0% and an increase in the translated U.S. dollar average hourly bill rates of 3.2%. Fee based income totaled $53.2 million in 2007 and $43.6 million in 2006. International – Commercial revenue represented 28.3% of total Company revenue in 2007 and 24.9% in 2006.

On a constant currency basis, revenue increased by 7.4%, fee based income increased 11.6% and average hourly bill rates decreased 4.8% from 2006. The constant currency change in average hourly bill rates was impacted by significant growth in lower average wage rate countries, such as India and Malaysia. Constant currency year-over-year revenue comparisons reflect increases of: 7.3% in the first quarter, 8.8% in the second quarter, 5.8% in the third quarter and 8.0% in the fourth quarter. Acquisitions in 2007 have contributed approximately 2% to International – Commercial’s constant currency revenue growth.

International - Commercial earnings from operations in 2007 totaled $10.1 million, a significant increase compared to net earnings of $0.6 million last year. Earnings from operations for 2007 includes a $5.9 million charge related to the restructuring of the UK operations and a $5.0 million benefit related to French payroll tax credits.

The 0.6 percentage point increase in the operating margin reflected a 0.7 percentage point increase in the gross profit rate, partially offset by a 0.1 percentage point increase in the expense rate as a percentage of revenues. The increase in the International – Commercial gross profit rate primarily reflects the effect of the French payroll tax credits.

Selling, general and administrative expenses increased by 17.0% as compared to the prior year and, as a percentage of revenues, were 17.0% for 2007 and 16.9% for 2006. The increase in US dollar reported expenses was due primarily to the growth in compensation related costs and the $5.9 million UK restructuring charge.

International - PTSA

	2007	2006	Change
	(In millions of dollars)
Revenue from Services	$198.5	$143.8	38.0%
Earnings from Operations	2.7	0.6	323.9

Gross profit rate	31.2%	25.2%	6.0%
Expense rates:
% of revenue	29.8	24.7	5.1
% of gross profit	95.6	98.2	(2.6)
Operating margin	1.4	0.4	1.0

Translated U.S. dollar revenue from services in International - PTSA for 2007 totaled $198.5 million, a 38.0% increase compared to the $143.8 million reported for 2006. This resulted from a 110.9% increase in fee based income and an increase in hours worked of 16.7%, combined with an increase in the translated U.S. dollar average hourly bill rates of 15.1%. Fee based income totaled $33.7 million for 2007 and $16.0 million for 2006. International - PTSA revenue represented 3.5% of total Company revenue in 2007 and 2.6% for 2006.

On a constant currency basis, revenue increased by 27.1%, fee based income increased 96.6% and average hourly bill rates increased 4.2% from 2006. Constant currency year-over-year revenue comparisons reflect increases of: 29.4% in the first quarter, 33.8% in the second quarter, 30.3% in the third quarter and 17.2% in the fourth quarter. Acquisitions in 2007 have contributed approximately 2% to International – PTSA’s constant currency revenue growth.

Operating results for International - PTSA were earnings of $2.7 million for the 2007, compared to $0.6 million in 2006. The 1.0 percentage point increase in the operating margin reflected a 6.0 percentage point increase in the gross profit rate, partially offset by a 5.1 percentage point increase in the expense rate as a percentage of revenues. The increase in the International - PTSA gross profit rate for 2007 was primarily due to increases in fee based income.

Selling, general and administrative expenses increased by 66.2% as compared to the prior year and, as a percentage of revenues, were 29.8% for 2007 and 24.7% for 2006. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and costs associated with new branches.

Results of Operations

2006 versus 2005

Revenue from services for 2006 totaled $5.5 billion, an increase of 6.9% from 2006. This was the result of an increase in hours worked of 5.8% and an increase in average hourly bill rates of 0.8%. Fee based income, which is included in revenue from services, totaled $103.4 million, or 1.9% of total revenue for 2006, an increase of 22.9% as compared to $84.2 million in 2005. Revenue from services increased in all of our four business segments: Americas - Commercial, Americas – PTSA, International – Commercial and International - PTSA.

Compared to 2005, the U.S. dollar was weaker against many foreign currencies, including the euro, the British pound and the Australian dollar. As a result, our U.S. dollar translated revenue from services was slightly higher than would have otherwise been reported. On a constant currency basis, 2006 revenue from services increased 6.3% as compared with 2005. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2006:

	Revenue from Services
	2006	2005	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas - Commercial	$2,899.8	$2,810.7	3.2%
Americas - PTSA	1,107.5	1,051.5	5.3

Total Americas - Constant Currency	4,007.3	3,862.2	3.8

International - Commercial	1,365.4	1,213.9	12.5
International - PTSA	142.5	110.3	29.2

Total International - Constant Currency	1,507.9	1,324.2	13.9

Total Revenue from Services - Constant Currency	5,515.2	5,186.4	6.3
Foreign Currency Impact	31.6	—

Revenue from Services	$5,546.8	$5,186.4	6.9%

We believe that constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

Gross profit of $906.7 million was 9.2% higher than 2005. Gross profit as a percentage of revenues was 16.3% in 2006 and increased 0.3 percentage point compared to the 16.0% rate recorded in 2005. This reflected increases in the gross profit rates of the Americas – Commercial, Americas – PTSA and International - PTSA segments, partially offset by a decrease in the International – Commercial segment gross profit rate.

The improvement in the gross profit rate in the Americas - Commercial Staffing and Americas - PTSA segments was due, in part, to higher fee based income and lower workers’ compensation costs. The improvement in workers’ compensation costs resulted from both better experience on new claims in 2006 as compared to 2005, as well as adjustments to open claims from prior years. We regularly update our estimates of the ultimate cost of open workers’ compensation claims. As a result, during 2006, we reduced the estimated cost of prior year workers’ compensation claims by $7.7 million. This compares to a similar adjustment reducing prior year workers’ compensation claims by $1.7 million in 2005.

Selling, general and administrative expenses of $828.7 million were 6.8% higher than 2005. Selling, general and administrative expenses expressed as a percentage of revenues were 14.9% in 2006, a 0.1 percentage point decrease compared to the 15.0% rate in 2005. As measured on a constant currency basis, selling, general and administrative expenses increased 6.2% compared to 2005.

The increase in selling, general and administrative expenses is due primarily to growth in compensation-related costs. In addition, information technology costs increased, reflecting the ongoing design and implementation of the PeopleSoft project, which will replace our current payroll, billing and accounts receivable systems.

Other income, net for 2006 was income of $1.5 million, compared to expense of $0.2 million in 2005. The improvement is primarily attributable to an increase in interest income related to higher U.S. interest rates earned on higher cash balances compared to 2005, combined with dividends received on our investment in Tempstaff during 2006.

The effective income tax rate on continuing operations for 2006 was 28.6%, slightly lower than the 29.6% rate in 2005.

Earnings from continuing operations were $56.8 million in 2006, compared to $37.7 million in 2005. As noted above, during the fourth quarter of 2006, we sold KSL and during the first quarter of 2007, we sold KHC. Accordingly, 2006 and 2005 results of operations were revised to remove KSL’s and KHC’s operating results from continuing operations. Earnings from discontinued operations, which include KSL’s and KHC’s operating results, as well as the gain on the sale of KSL, net of tax, totaled $6.7 million for 2006, compared to $1.6 million in 2005.

Net earnings in 2006 were $63.5 million, or a 61.7% increase compared to 2005. Diluted earnings per share in 2006 were $1.75, as compared to diluted earnings per share of $1.09 in 2005.

Americas - Commercial

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$2,916.1	$2,810.7	3.7%
Earnings from Operations	102.9	88.1	16.8

Gross profit rate	15.4%	14.9%	0.5%
Expense rates:
% of revenue	11.8	11.8	0.0
% of gross profit	77.0	79.0	(2.0)
Operating margin	3.5	3.1	0.4

Revenue from services in the Americas - Commercial segment totaled $2.9 billion for 2006, a 3.7% increase compared to the $2.8 billion reported for 2005. This reflected a 3.4% increase in average hourly bill rates and a 0.2% increase in hours worked. Fee based income totaled $19.4 million in 2006, compared to $14.9 million in 2005, an increase of 30.1%. Year-over-year revenue comparisons reflect increases of 8.6% in the first quarter, 6.7% in the second quarter and 1.3% in the third quarter, and a decrease of 1.0% in the fourth quarter. Americas – Commercial revenue from services represented 52.5% of total Company revenue from services for 2006 and 54.2% for 2005.

Americas - Commercial earnings from operations totaled $102.9 million for 2006 compared to earnings of $88.1 million in 2005, an increase of 16.8%. The increase in earnings from operations was primarily attributable to the 3.7% increase in revenue and a 0.5 percentage point increase in the gross profit rate. The increase in the gross profit rate was principally due to reduced workers’ compensation costs and increased fee based income.

As noted above, we revised our estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in 2006. Of the total $7.7 million expense reduction in 2006, $7.0 million was credited to Americas - Commercial. This compares to a similar adjustment reducing expense by $1.5 million in 2005.

Selling, general and administrative expenses increased by 4.2% as compared to 2005 and, as a percentage of revenues, were 11.8% for 2006 and 2005. The increase in selling, general and administrative expenses was due primarily to the growth in salaries and related costs.

Americas - PTSA

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$1,108.3	$1,051.5	5.4%
Earnings from Operations	58.1	48.8	19.0

Gross profit rate	17.1%	16.3%	0.8%
Expense rates:
% of revenue	11.8	11.6	0.2
% of gross profit	69.3	71.5	(2.2)
Operating margin	5.2	4.6	0.6

Revenue from services in the Americas – PTSA segment for 2006 totaled $1.1 billion, an increase of 5.4% compared to 2005. This reflected an increase in hours worked of 4.2% and an increase in average billing rates of 5.9% for the professional and technical staffing businesses. Fee based income totaled $24.3 million in 2006 and $20.9 million in 2005. On a year-over-year basis, revenue increased 11.8% in the first quarter, 6.1% in the second quarter, 2.8% in the third quarter and 1.4% in the fourth quarter. Americas - PTSA revenue represented 20.0% of total Company revenue in 2006 and 20.3% in 2005. Americas - PTSA’s results for 2006 and 2005 have been revised to reflect the dispositions of KHC and KSL.

Kelly Engineering Resources, Kelly Management Services, Kelly HRfirst, HR Consulting and Kelly Law Registry were the leading performers in 2006, with each business unit reporting double digit revenue growth. The Automotive Services Group, Kelly IT Resources and Kelly Scientific Resources all reported year-over-year revenue declines in 2006.

Americas - PTSA earnings from operations for 2006 totaled $58.1 million, an increase of 19.0% from 2005 and a 0.6 percentage point improvement in the operating margin. This was the result of the 5.4% increase in revenue and a 0.8 percentage point improvement in the gross profit rate, partially offset by a 6.9% increase in selling, general and administrative expenses.

The Americas - PTSA gross profit rate increased primarily due to growth in fee based income, changes in business mix and the impact of the higher margin Ayers’ outplacement business, the New York-based career management business acquired in the second quarter of 2006. Excluding the Ayers’ outplacement business, Americas - PTSA revenue would have increased 5.0% and the Americas - PTSA gross profit rate would have increased 0.5 percentage point for 2006. Americas - PTSA also benefited from the reduction in workers’ compensation expense during 2006. Americas - PTSA’s share of the reduction in expense in 2006 was approximately $0.7 million, compared to a similar adjustment in 2005 of approximately $0.2 million.

The increase in selling, general and administrative expenses was due to the impact of the Ayers’ outplacement business and increased staffing costs related to adding permanent recruiters.

International - Commercial

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$1,378.5	$1,213.9	13.6%
Earnings from Operations	0.6	(4.2)	113.6

Gross profit rate	16.9%	17.5%	(0.6)%
Expense rates:
% of revenue	16.9	17.9	(1.0)
% of gross profit	99.8	102.0	(2.2)
Operating margin	0.0	(0.3)	0.3

Translated U.S. dollar revenue from services in International - Commercial for 2006 totaled $1.4 billion, a 13.6% increase compared to the $1.2 billion reported in 2005. This resulted from a 15.5% increase in fee based income and an increase in hours worked of 23.4%, partially offset by a decrease in the translated U.S. dollar average hourly bill rates of 8.0%. The decrease in average hourly bill rates is due to significant growth in countries with lower wage levels, such as India and Malaysia. Fee based income totaled $43.6 million in 2006 and $37.8 million in 2005. International - Commercial revenue represented 24.9% of total Company revenue in 2006 and 23.4% in 2005.

On a constant currency basis, revenue increased by 12.5%, fee based income increased 14.8% and average hourly bill rates decreased 8.8% from 2005. Constant currency year-over-year revenue comparisons reflect increases of: 15.6% in the first quarter, 12.9% in the second quarter, 12.5% in the third quarter and 9.2% in the fourth quarter.

Year-over-year constant currency revenue growth for International – Commercial was positive in all regions. Asia Pacific increased by 15.5% and Europe increased by 11.9%. The growth in Asia Pacific revenue was fueled by the Company’s operations in Australia, India and Malaysia. Branch openings and new accounts contributed to the sales growth in India. Sales in continental Europe remained strong, excluding U.K./Ireland, which experienced a 0.6% decrease on a constant currency basis.

International – Commercial earnings from operations in 2006 totaled $0.6 million, an increase of 113.6% compared to a net loss of $4.2 million in 2005 and a 0.3 percentage point improvement in the operating margin. The 13.6% increase in revenue was partially offset by a 7.3% increase in selling, general and administrative expenses, as measured in U.S. dollars.

The International – Commercial gross profit rate for 2006 decreased 0.6 percentage point from 2005. The decrease was due to growth in pan-European corporate account business, which carries a lower gross profit rate, principally in the United Kingdom, partially offset by growth in fee based income. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs.

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

International – PTSA

	2006	2005	Change
	(In millions of dollars)
Revenue from Services	$143.8	$110.3	30.4%
Earnings from Operations	0.6	(0.9)	169.6
Gross profit rate	25.2%	24.0%	1.2%

Expense rates:
% of revenue	24.7	24.9	(0.2)
% of gross profit	98.2	103.5	(5.3)
Operating margin	0.4	(0.8)	1.2

Translated U.S. dollar revenue from services in International - PTSA for 2006 totaled $143.8 million, a 30.4% increase compared to the $110.3 million reported for 2005. This resulted from a 51.1% increase in fee based income and an increase in the translated U.S. dollar average hourly bill rates of 27.3%, combined with an increase in hours worked of 0.7%. Fee based income totaled $16.0 million for 2006 and $10.6 million for 2005. International - PTSA revenue represented 2.6% of total Company revenue for 2006 and 2.1% for 2005.

On a constant currency basis, revenue increased by 29.2%, fee based income increased 48.5% and average hourly bill rates increased 26.4% from 2005. Constant currency year-over-year revenue comparisons reflect increases of: 32.9% in the first quarter, 27.2% in the second quarter, 29.2% in the third quarter and 27.9% in the fourth quarter.

Operating results for International - PTSA were earnings of $0.6 million for 2006, compared a net loss of $0.9 million in 2005. The 30.4% increase in revenue was partially offset by a 29.7% increase in selling, general and administrative expenses. The International - PTSA gross profit rate for 2006 increased 1.2 percentage points from 2005, primarily due to growth in fee based income and improvements in sales mix, partially offset by the effects of growth in pan-European corporate account business. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs.

Restructuring – UK Operations

On January 24, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom operations (“Kelly UK”). The plan was the result of management’s strategic review of the operations of Kelly UK which identified under-performing branch locations and the opportunity for additional operational cost savings.

As of December 30, 2007, Kelly UK completed its restructuring actions and closed each of the 22 branches scheduled for closure, reached settlements with landlords for the UK headquarters locations and incurred $4.8 million of restructuring charges associated with these actions for year ended December 30, 2007. These expenses were reported as a component of selling, general and administrative expenses in the International - Commercial segment. For the year ended December 30, 2007, the $4.8 million charge included $4.2 million for facility exit costs and $0.6 million for accelerated depreciation. The Company did not incur any significant severance costs in connection with the restructuring.

In addition, the Company incurred moving, fit out and lease origination fees related to the headquarters consolidation of $1.1 million for the year ended December 30, 2007. Total costs of the UK project were $5.9 million. The Company anticipates a future annual net savings of approximately $4 million from the UK restructuring.

Restructuring – Americas Operations

On July 23, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our Americas – Commercial branch operations. The plan was the result of management’s strategic review of operations in the U.S. which identified under-performing branch locations. The plan resulted in the closure of 58 branch locations.

As of December 30, 2007, Americas – Commercial completed its restructuring actions and incurred $3.0 million of restructuring charges associated with these actions. These expenses were reported as a component of selling, general and administrative expenses in the Americas - Commercial segment. For the year ended December 30, 2007, the $3.0 million charge included $2.7 million for facility exit costs and $0.2 million for accelerated depreciation of leasehold improvements and personal property. The Company did not incur any significant severance costs in connection with the restructuring. The Company anticipates a future annual net savings from the Americas restructuring of approximately $2 million.

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

Cash and Equivalents

Cash and equivalents totaled $93 million at the end of 2007, a decrease of $25 million from the $118 million at year-end 2006. As further described below, during 2007, we generated $73 million of cash from operating activities, used $82 million of cash in investing activities and used $22 million in financing activities.

Operating Activities

In 2007, we generated $73 million in cash from our operating activities, as compared to $116 million in 2006 and $21 million in 2005. The decrease from 2006 was due primarily to growth in accounts receivable. The increase from 2005 was due to both higher net earnings and lower growth of accounts receivable.

Trade accounts receivable totaled $888 million at the end of 2007. Global days sales outstanding for the fourth quarter were 55 days for 2007, compared to 54 days for 2006. The increase in global days sales outstanding primarily reflects the growth in international business mix.

Our working capital position was $479 million at the end of 2007, an increase of $15 million from year-end 2006. The current ratio was 1.8 at year-end 2007 and 2006.

Investing Activities

In 2007, we used $82 million for investing activities, compared to $65 million in 2006 and $52 million in 2005. Capital expenditures totaled $46 million in 2007 and 2006 and increased 61% from the $29 million spent in 2005. Capital expenditures for 2007 primarily related to our information technology programs and branch openings, refurbishments and relocations. We expect capital spending in 2008 to total approximately $45 million. This level reflects continued spending associated with implementation of the PeopleSoft payroll, billing and accounts receivable project.

The total cost related to the PeopleSoft project, which commenced in the fourth quarter of 2004, is expected to be approximately $66 to $68 million in capital expenditures and approximately $24 to $26 million in selling, general and administrative expenses. In 2007, costs related to the project amounted to $22 million in capital expenditures and $7 million in selling, general and administrative expenses. Future capital expenditures for the PeopleSoft project by year are expected to be approximately $12 to $13 million in 2008 and approximately $8 to $9 million in 2009. Selling, general and administrative expenses for the PeopleSoft project are expected to be approximately $7 to $8 million in 2008 and approximately $2 to $3 million in 2009. The PeopleSoft implementation is expected to cover U.S., Canada, Puerto Rico, U.K. and Ireland operations.

During the first quarter of 2007, we sold the KHC business for cash proceeds of $12.5 million. During the fourth quarter of 2006, we sold the KSL business for cash proceeds of $6.5 million.

During the first quarter of 2007, we acquired the net operating assets of Talents Technology, a permanent placement and executive search firm with operations in the Czech Republic and Poland, for $3 million in cash. The transaction also includes additional contingent earnout payments of up to approximately $1.6 million over the next three years, based primarily on the achievement of certain earnings targets. Talents Technology is included in the International—PTSA business segment as of April 1, 2007.

During the first quarter of 2007, we also acquired the net operating assets of CGR/seven LLC, a creative staffing services firm that specializes in providing creative talent, for $12 million in cash at the date of acquisition and $1 million payable in each of the years 2008 and 2009, and possible additional earnout payments of up to $2 million payable in each of the years 2008 and 2009, based primarily on the achievement of certain earnings targets. CGR/seven is included in the Americas—PTSA business segment as of April 1, 2007.

During the second quarter of 2007, we acquired P-Serv, a company specializing in temporary staffing, permanent staffing, outsourcing and executive search with operations in China, Hong Kong and Singapore, for $8 million in cash. The transaction also includes additional contingent earnout payments of up to approximately $2.6 million in total payable in 2009 and 2010, based primarily on the achievement of certain earnings targets. P-Serv is included as a business unit in the International – Commercial business segment of the Company from the date of acquisition.

In November, 2007, we acquired the net assets of access AG, a specialized recruitment services company headquartered in Germany and with operations in Austria, for $21 million in cash. The transaction includes additional contingent payments of up to approximately $10.3 million, payable over two years, based on the achievement of certain earnings targets. access AG is included as a business unit in the International – PTSA business segment.

During the second quarter of 2006, we acquired the net assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing, for $4.6 million. The transaction includes additional contingent payments of up to $1.3 million, payable over two years, primarily based on the achievement of certain earnings targets. The Ayers Group is included as a business unit in the Americas—PTSA business segment.

During the fourth quarter of 2006, we purchased an additional 1.6% interest in Tempstaff for $16 million, bringing the total investment to 4.9%. During the first quarter of 2005, the Company made an $18 million investment to acquire an initial 3.3% interest in Tempstaff.

Also during the fourth quarter of 2006, we purchased Sony Corporation’s 40% interest in Tempstaff Kelly for $5 million. With the purchase of Sony Corporation’s ownership share, we increased our ownership interest to 49%. Accordingly, earnings from continuing operations for 2006 include our equity earnings in Tempstaff Kelly, Inc. from the date of acquisition. During the third quarter of 2005, we invested $1 million for an initial 9% interest in Tempstaff Kelly.

Effective March 30, 2007, we purchased the remaining shares of Tempstaff Kelly, Inc., a joint venture originally created with Sony Corporation and Tempstaff, one of the largest staffing companies in Japan, for $2 million, net of cash received. With the purchase of the remaining 51% interest in Tempstaff Kelly, Tempstaff Kelly became a wholly owned, consolidated subsidiary of Kelly Services, Inc. as of April 1, 2007. Tempstaff Kelly is included in the International - Commercial business segment subsequent to April 1, 2007.

Financing Activities

In 2007, we used $22 million from financing activities, as compared to generating $1 million in 2006 and $20 million in 2005. Debt totaled $98 million at year-end 2007, compared to $69 million at year-end 2006. At the end of 2007, debt represented approximately 11.1% of total capital.

During 2007, we repurchased 1.7 million Class A shares for $34.7 million. As of December 30, 2007, a total of $15.3 million remained available under the $50 million share repurchase program authorized by the Company’s board of directors in August, 2007.

In the first quarter of 2007, we obtained short-term financing utilizing an $8.2 million yen-denominated credit facility to purchase the additional 51% interest in Tempstaff Kelly, as well as to fund local working capital.

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

In the fourth quarter of 2007, we refinanced $49.1 million of the short-term yen denominated borrowings with a five-year term loan. The loan bears interest at LIBOR plus a negotiated spread over LIBOR. Interest-only payments are required for periods of three, six, nine or 12 months. The loan agreement contains requirements for a maximum leverage ratio and a minimum interest coverage ratio, both of which were met at December 30, 2007.

As of year-end 2007, we had $100 million of committed unused credit facilities. In November, 2005, we entered into a $150 million five-year, unsecured multi-currency revolving credit facility which may be used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under this facility is 40 basis points over local LIBOR. This credit facility contains requirements for a maximum leverage ratio and a minimum leverage ratio, both of which were met at December 30, 2007. At year-end 2007, we had additional uncommitted one-year credit facilities totaling $11 million, under which we had borrowed less than $0.1 million.

We intend to continue our expansion program, adding additional countries or service lines through organic growth and small strategic acquisitions. To fund future acquisitions, Kelly may use free cash flow, bank borrowings, public or private bonds or other sources appropriate to the size and nature of the acquisition.

Dividends paid per common share were $0.52 in 2007, $0.45 in 2006 and $0.40 in 2005.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2007:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In $000s)
Operating leases	$164,800	$51,500	$67,900	$29,900	$15,500
Short-term borrowings	49,700	49,700	—	—	—
Accrued insurance	84,100	23,700	29,400	12,600	18,400
Accrued retirement benefits	86,900	8,500	17,500	17,400	43,500
Long-term debt	48,400	—	—	48,400	—
Payments related to acquisitions	25,100	6,900	18,200	—	—
Other long-term liabilities	5,100	600	1,300	1,300	1,900
FIN 48 income tax, interest and penalties	4,400	2,000	700	500	1,200
Purchase obligations	30,200	16,300	13,900	—	—

Total	$498,700	$159,200	$148,900	$110,100	$80,500

We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

We expect to meet our cash requirements principally through cash generated from operations, available cash and equivalents and committed unused credit facilities.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. In addition, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required. As of year-end 2007 and 2006, the allowance for uncollectible accounts receivable was $18.2 million and $16.8 million, respectively.

Workers’ Compensation

We have a combination of insurance and self-insurance contracts under which we effectively bear the first $500,000 of risk per single accident, except in the state of California, where we bear the first $750,000 of risk per single accident. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on our historical claims experience, as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors.

We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are adequate, there can be no assurances that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation was $84.1 million and $81.5 million at year-end 2007 and 2006, respectively.

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

We completed our impairment tests during the fourth quarter of the 2007 and 2006 fiscal years and determined that goodwill is not impaired. This test required comparison of our estimated fair value to our book value of goodwill. The estimated fair value was based on a discounted cash flows analysis. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our balance sheet. At year-end 2007 and 2006, total goodwill amounted to $147.2 million and $96.5 million, respectively.

Income Taxes

Income tax expense is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals for uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our effective tax rate includes the impact of accrual provisions and changes to accruals that we consider appropriate, as well as related interest and penalties. A number of years may elapse before a particular matter, for which we have or have not established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals are appropriate under FIN 48. Favorable or unfavorable adjustment of the accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances. Our short-term tax accruals are presented in the balance sheet within income and other taxes and long-term tax accruals are presented in the balance sheet within other long-term liabilities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold or invest in derivative contracts. We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies. These risks are mitigated by the use of local currency borrowings, which mitigate the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2007 earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 38 of this filing and are presented in pages 39-71.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the financial statements on page 39 of this report.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 30, 2007 as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, the Company converted the U.K. and Ireland business to the PeopleSoft payroll, billing and accounts receivable systems. Management has reviewed the internal controls impacted by the implementation of the above PeopleSoft systems, and has made changes to these internal controls as appropriate.

There were no other changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant” and “Code of Business Conduct and Ethics,” which are included on page 34, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 35, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Terence E. Adderley Chairman (1)	74	1961	Served as officer of the Company.

Carl T. Camden President and Chief Executive Officer (2)	53	1995	Served as officer of the Company.

Michael L. Durik Executive Vice President and Chief Administrative Officer (3)	59	1999	Served as officer of the Company.

Michael E. Debs Senior Vice President and Interim Chief Financial Officer (4)	50	2000	Served as officer of the Company.

Daniel T. Lis Senior Vice President, General Counsel and Corporate Secretary	61	2003	Served as General Counsel of Bank One, Michigan and predecessors from 1987-2000.

(1)	Mr. Adderley served as Chief Executive Officer of our Company during the years 1987-2006. He was elected Chairman of our Board of Directors, a non-officer position, on May 10, 2006. Mr. Adderley continues to be an employee.
(2)	Mr. Camden was elected Acting Chief Executive Officer on February 9, 2006 and was elected Chief Executive Officer on February 27, 2006.
(3)	Mr. Durik was elected Chief Administrative Officer on May 19, 2004.
(4)	Mr. Debs was appointed Interim Chief Financial Officer effective December 31, 2007.

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 73. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table shows the number of shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	1,370,000	$26.80	2,898,000
Equity compensation plans not approved by securityholders (3)	—	—	—

Total	1,370,000	$26.80	2,898,000

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Director Stock Option Plan and Non-Employee Director Stock Award Plan.

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 559,000 of restricted stock awards granted to employees and not yet vested at December 30, 2007.

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

The Non-Employee Director Stock Award Plan provides that the maximum number of shares available for awards is one-quarter of one percent of the outstanding Class A common stock.

(3)	We have no equity compensation plans that have not been approved by our stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Statements of Earnings for the three fiscal years ended December 30, 2007

Statements of Cash Flows for the three fiscal years ended December 30, 2007

Balance Sheets at December 30, 2007 and December 31, 2006

Statements of Stockholders’ Equity for the three fiscal years ended December 30, 2007

Notes to Financial Statements

(2)	Financial Statement Schedule -

For the three fiscal years ended December 30, 2007:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included beginning at page 72 which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 72 of this filing.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2008	KELLY SERVICES, INC.
Registrant

	By	/s/ M. E. Debs

M. E. Debs

Senior Vice President and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2008		* T. E. Adderley

T. E. Adderley

Chairman and Director

Date: February 13, 2008		* C. T. Camden

C. T. Camden

President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 13, 2008		* J. E. Dutton

J. E. Dutton

Director

Date: February 13, 2008		*M. A. Fay, O.P.

M. A. Fay, O.P.

Director

Date: February 13, 2008		*V. G. Istock

V. G. Istock

Director

Date: February 13, 2008		*L. A. Murphy

L. A. Murphy

Director

Date: February 13, 2008		*D. R. Parfet

D. R. Parfet

Director

Date: February 13, 2008		*B. J. White

B. J. White

Director

Date: February 13, 2008		/s/ M. E. Debs

M. E. Debs

Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 13, 2008	*By	/s/ M. E. Debs

M. E. Debs

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 30, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 40.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of

Directors of Kelly Services, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, MI
February 12, 2008

STATEMENTS OF EARNINGS

Kelly Services, Inc. and Subsidiaries

	2007	2006	2005
	(In thousands of dollars except per share items)
Revenue from services	$5,667,589	$5,546,778	$5,186,358
Cost of services	4,678,500	4,640,052	4,356,349

Gross profit	989,089	906,726	830,009
Selling, general and administrative expenses	909,009	828,685	776,256

Earnings from operations	80,080	78,041	53,753
Other income (expense), net	3,211	1,471	(187)

Earnings from continuing operations before taxes	83,291	79,512	53,566
Income taxes	29,567	22,727	15,867

Earnings from continuing operations	53,724	56,785	37,699
Earnings from discontinued operations, net of tax	7,292	6,706	1,564

Net earnings	$61,016	$63,491	$39,263

Basic earnings per share
Earnings from continuing operations	$1.48	$1.58	$1.06
Earnings from discontinued operations	.20	.19	.04

Net earnings	$1.68	$1.76	$1.10

Diluted earnings per share
Earnings from continuing operations	$1.47	$1.56	$1.05
Earnings from discontinued operations	.20	.18	.04

Net earnings	$1.67	$1.75	$1.09

Dividends per share	$.52	$.45	$.40
Average shares outstanding (thousands):
Basic	36,357	35,999	35,667
Diluted	36,495	36,314	35,949

See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

Kelly Services, Inc. and Subsidiaries

	2007	2006	2005
	(In thousands of dollars)
Cash flows from operating activities
Net earnings	$61,016	$63,491	$39,263
Noncash adjustments:
Depreciation and amortization	42,601	41,730	42,215
Provision for bad debts	6,654	5,178	6,159
Stock-based compensation	3,941	5,286	3,418
Deferred income taxes	(5,298)	(9,159)	(1,006)
Gain on sale of discontinued operations	(6,166)	(2,254)	—
Other, net	(573)	(405)	525
Changes in operating assets and liabilities	(28,831)	12,398	(69,810)

Net cash from operating activities	73,344	116,265	20,764

Cash flows from investing activities
Capital expenditures	(45,975)	(45,526)	(28,527)
Proceeds from sale of discontinued operations	12,500	6,500	—
Acquisition of companies, net of cash received	(48,417)	(4,663)	—
Other investing activities	(532)	(550)	(4,208)
Investment in unconsolidated affiliates	—	(20,729)	(19,681)

Net cash from investing activities	(82,424)	(64,968)	(52,416)

Cash flows from financing activities
Net increase (decrease) in revolving line of credit	17,500	(11,022)	6,833
Proceeds from debt	57,277	20,729	19,681
Repayment of debt	(49,054)	—	—
Dividend payments	(19,114)	(16,420)	(14,269)
Purchase of treasury stock	(34,703)	—	—
Stock options and other stock sales	5,781	10,973	5,786
Other financing activities	(165)	(2,873)	1,949

Net cash from financing activities	(22,478)	1,387	19,980

Effect of exchange rates on cash and equivalents	5,947	2,045	(3,977)

Net change in cash and equivalents	(25,611)	54,729	(15,649)
Cash and equivalents at beginning of year	118,428	63,699	79,348

Cash and equivalents at end of year	$92,817	$118,428	$63,699

See accompanying Notes to Financial Statements.

BALANCE SHEETS

Kelly Services, Inc. and Subsidiaries

	2007	2006
	(In thousands of dollars)
ASSETS
Current Assets
Cash and equivalents	$92,817	$118,428
Trade accounts receivable, less allowances of $18,172 and $16,818, respectively	888,334	838,246
Prepaid expenses and other current assets	53,392	45,316
Deferred taxes	29,294	29,543

Total current assets	1,063,837	1,031,533

Property and Equipment
Land and buildings	62,707	61,410
Computer hardware and software, equipment, furniture and leasehold improvements	326,314	311,244
Accumulated depreciation	(211,002)	(202,366)

Net property and equipment	178,019	170,288

Noncurrent Deferred Taxes	43,436	35,437
Goodwill, net	147,168	96,504
Other Assets	141,537	135,662

Total Assets	$1,573,997	$1,469,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$49,729	$68,928
Accounts payable	171,471	132,819
Accrued payroll and related taxes	270,575	274,284
Accrued insurance	23,696	24,191
Income and other taxes	69,779	68,055

Total current liabilities	585,250	568,277

Noncurrent Liabilities
Long-term debt	48,394	—
Accrued insurance	60,404	57,277
Accrued retirement benefits	78,382	71,990
Other long-term liabilities	13,338	13,323

Total noncurrent liabilities	200,518	142,590

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36,633,906 at 2007 and 36,632,768 at 2006	36,634	36,633
Class B common stock, shares issued 3,481,960 at 2007 and 3,483,098 at 2006	3,482	3,483
Treasury stock, at cost
Class A common stock, 5,036,085 shares at 2007 and 3,698,781 at 2006	(105,712)	(78,241)
Class B common stock, 22,575 shares at 2007 and 2006	(600)	(600)
Paid-in capital	34,500	32,048
Earnings invested in the business	777,338	735,104
Accumulated other comprehensive income	42,587	30,130

Total stockholders' equity	788,229	758,557

Total Liabilities and Stockholders’ Equity	$1,573,997	$1,469,424

See accompanying Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Kelly Services, Inc. and Subsidiaries

	2007	2006	2005
	(In thousands of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36,633	$36,620	$36,620
Conversions from Class B	1	13	—

Balance at end of year	36,634	36,633	36,620

Class B common stock
Balance at beginning of year	3,483	3,496	3,496
Conversions to Class A	(1)	(13)	—

Balance at end of year	3,482	3,483	3,496

Treasury Stock
Class A common stock
Balance at beginning of year	(78,241)	(90,319)	(97,067)
Exercise of stock options, restricted stock awards and other	7,232	12,078	6,748
Purchase of treasury stock	(34,703)	—	—

Balance at end of year	(105,712)	(78,241)	(90,319)
Class B common stock
Balance at beginning of year	(600)	(600)	(626)
Exercise of stock options, restricted stock awards and other	—	—	26

Balance at end of year	(600)	(600)	(600)

Paid-in Capital
Balance at beginning of year	32,048	27,015	24,045
Exercise of stock options, restricted stock awards and other	2,452	5,033	2,970

Balance at end of year	34,500	32,048	27,015

Earnings Invested in the Business
Balance at beginning of year	735,104	688,033	663,039
Adoption of FIN 48	332	—	—
Net earnings	61,016	63,491	39,263
Dividends	(19,114)	(16,420)	(14,269)

Balance at end of year	777,338	735,104	688,033

Accumulated Other Comprehensive Income
Balance at beginning of year	30,130	7,798	24,544
Foreign currency translation adjustments, net of tax	18,115	16,895	(16,488)
Unrealized (losses) gains on investments, net of tax	(6,441)	6,301	(258)
Pension liability adjustments, net of tax	783	(864)	—

Balance at end of year	42,587	30,130	7,798

Stockholders’ Equity at end of year	$788,229	$758,557	$672,043

Comprehensive Income
Net earnings	$61,016	$63,491	$39,263
Foreign currency translation adjustments, net of tax	18,115	16,895	(16,488)
Unrealized (losses) gains on investments, net of tax	(6,441)	6,301	42
Pension liability adjustments, net of tax	851	—	—
Reclassification adjustments included in net earnings	(68)	—	(300)

Comprehensive Income	$73,473	$86,687	$22,517

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a global temporary staffing provider operating in 36 countries and territories throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years, all of which contained 52 weeks, ended on December 30, 2007 (2007), December 31, 2006 (2006) and January 1, 2006 (2005). Period costs included in selling, general and administrative expenses are recorded on a calendar-year basis.

Principles of Consolidation The financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements include, from the date of acquisition, the Company’s majority-owned subsidiaries in China acquired during the second quarter of 2007. The Company consolidates the Chinese companies and records an adjustment in other income, net in the Company’s statement of earnings to reflect the portion of the earnings, net of tax, attributable to the minority shareholders. The accumulated minority interest from the date of acquisition is included in other long-term liabilities on the Company’s balance sheet. All significant intercompany accounts and transactions have been eliminated.

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

Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The fair values for marketable equity securities are based on quoted market prices.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Cost of Services Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with associated payroll taxes, temporary employee benefits, such as vacation and holiday pay, and workers’ compensation costs. These costs differ fundamentally from selling, general and administrative expenses in that they arise specifically from the action of providing our services to customers whereas selling, general and administrative costs are incurred regardless of whether or not we place temporary employees with our customers.

Advertising Expenses Advertising expenses from continuing operations, which are expensed as incurred, were $11,115, $12,289 and $10,802 in 2007, 2006 and 2005, respectively.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts receivable, workers’ compensation, goodwill and long-lived asset impairment and income taxes. Actual results could differ materially from those estimates.

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

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives of property and equipment by function are as follows:

Category	2007	2006	Life
Land	$3,818	$3,818	-
Work in process	22,344	19,471	-
Buildings and improvements	58,889	57,592	15 to 45 years
Computer hardware and software	205,574	197,984	3 to 12 years
Equipment, furniture and fixtures	43,429	42,290	5 years
Leasehold improvements	54,967	51,499	The lesser of the life of the lease or 5 years.

Total property and equipment	$389,021	$372,654

The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Work in process represents capitalized costs for internal use software not yet in service and is included with computer hardware and software, equipment, furniture and leasehold improvements on the balance sheet. Depreciation expense from continuing operations was $40,475 for 2007, $39,934 for 2006 and $40,143 for 2005.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Purchased intangible assets with definite lives are valued at fair value at the date of acquisition and are amortized over their respective useful lives (from 3 to 12 years) on an accelerated basis commensurate with the related cash flows.

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

Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $15,589 and $11,744 at year-end 2007 and 2006, respectively.

Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $12,928 and $17,325 at year-end 2007 and 2006, respectively. Payroll taxes are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

Uncertain tax positions are accounted for under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Interest and penalties related to income taxes are accounted for as income tax expense.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

Stock-Based Compensation (continued)

Because stock-based compensation expense recognized in the Statement of Earnings for fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Workers’ Compensation The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. The Company regularly updates its estimates and the ultimate cost of these claims may be greater than or less than the established accrual. However, the Company believes that any such adjustments will not materially affect its consolidated financial position. During 2007, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense by $11,600. This compares to similar adjustments reducing prior year workers’ compensation claims by $7,700 in 2006 and $1,700 in 2005.

Reclassifications Certain prior year amounts have been reclassified to conform with the current presentation. The results of operations related to the 2007 disposition of Kelly Home Care and 2006 disposition of Kelly Staff Leasing have been reclassified and separately stated in the accompanying consolidated statements of earnings for 2007, 2006 and 2005. The assets and liabilities of these discontinued operations have not been reclassified in the accompanying consolidated balance sheets and related notes. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

2. Acquisitions

As part of the Company’s strategy to diversify and expand its global operations, Kelly completed five acquisitions during 2007. Effective March 23, 2007, the Company acquired Talents Czech s.r.o. and Talents Polska Spolka z o.o., (“Talents Technology”), permanent placement and executive search firms with operations in the Czech Republic and Poland, for $3,058 in cash. The transaction also includes additional contingent earnout payments of up to approximately $1,600 over the next three years, based primarily on the achievement of certain earnings targets. Talents Technology is included as a business unit in the International – Professional, Technical and Staffing Solutions (“International – PTSA”) business segment of the Company from the date of acquisition.

Effective March 30, 2007, the Company paid $6,492 for the remaining shares of Tempstaff Kelly, Inc. (“Tempstaff Kelly”), a joint venture originally created with Sony Corporation and Tempstaff, one of the largest Japanese staffing companies. With the purchase of the remaining 51% ownership interest, Kelly increased its ownership interest to 100% and began directing all Tempstaff Kelly operations effective April 1, 2007. As a result, the assets and liabilities of Tempstaff Kelly, now a wholly owned subsidiary of the Company, were included in the Company’s financial statements on a fully consolidated basis as of April 1, 2007. Tempstaff Kelly’s operational results are included in the International - Commercial business segment subsequent to April 1, 2007. Previously, the Company accounted for the investment under the equity method of accounting, where a proportionate share of Tempstaff Kelly’s net income was recorded in other income, net in Kelly’s statement of earnings. (See Note 12.)

Effective March 31, 2007, the Company acquired CGR/seven LLC, a creative services staffing firm located in New York, for $12,000 in cash at the date of acquisition and $1,000 payable in each of the years 2008 and 2009, and possible additional earnout payments of up to $2,000 payable in each of the years 2008 and 2009, based primarily on the achievement of certain earnings targets. CGR/seven specializes in providing creative talent and placing professionals with design, publishing, marketing, fashion and media companies in the New York, New Jersey and Connecticut markets, and is included in the Company’s Americas – Professional, Technical and Staffing Solutions (“Americas – PTSA”) business segment.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

2. Acquisitions (continued)

Effective May 30, 2007, the Company acquired P-Serv Pte Ltd (“P-Serv”), a company specializing in temporary staffing, permanent staffing, outsourcing and executive search, with operations in China, Hong Kong and Singapore, for $8,057 in cash. As part of this transaction, Kelly acquired a 70% ownership interest in two permanent placement staffing joint ventures in China. Shanghai Changning Personnel Co., Ltd. and Nanchang Personnel Co., Ltd. maintain 30% minority interests in the two joint ventures. The transaction also includes additional contingent earnout payments of up to approximately $2,612 in total, payable in 2009 and 2010, based primarily on the achievement of certain earnings targets. P-Serv is included as a business unit in the International – Commercial business segment of the Company from the date of acquisition.

Effective November 20, 2007, the Company acquired the net assets of access AG, a specialized recruitment services company headquartered in Germany and with operations in Austria, for $21,200 in cash. The transaction includes additional contingent payments of up to approximately $10,300, payable over two years, based on the achievement of certain earnings targets. access AG is included as a business unit in the International – PTSA business segment from the date of acquisition. The purchase price allocation for this acquisition is preliminary and could change, subject to the completion of the asset valuation, which is ongoing as of the date of this filing. Although the Company has not completed its valuation of the access AG acquisition as of the date of this filing, it does not believe that the amortization of intangible assets would be material to its results of operations for the year ended December 30, 2007.

Proforma financial information related to the above acquisitions is not presented due to immateriality. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the above acquisitions. The purchase price also reflects the cost of the 49% interest in Tempstaff Kelly acquired in prior periods.

Current assets	$15,126
Goodwill	51,542
Identified intangibles	9,434
Other noncurrent assets	871
Current liabilities	(9,519)
Noncurrent liabilities	(90)

Total purchase price	$67,364

Included in the assets purchased was $8,354 of intangible assets associated with customer lists. These assets will be amortized over 12 years based on expected cash flows and will have no residual value. All contingent earnout payments related to acquisitions will be recorded as additional goodwill. Goodwill associated with the CGR/seven LLC transaction is expected to be deductible for tax purposes.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

2. Acquisitions (continued)

During the second quarter of 2006, the Company acquired the net operating assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing for $4,600 in cash. The transaction includes additional contingent earn-out payments of up to $1,333, payable over two years, based primarily on the achievement of certain earnings targets. The Ayers Group is included as a business unit in the Americas - PTSA business segment of the Company from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Current assets	$1,532
Goodwill	3,007
Identified intangibles	1,846
Other noncurrent assets	943
Current liabilities	(2,665)

Total purchase price, net of cash received	$4,663

Included in the assets purchased was $987 of intangible assets associated with customer lists. These assets will be amortized over 10 years based on expected cash flows and will have no residual value. Goodwill associated with the Ayers’ transaction is expected to be deductible for tax purposes.

3. Discontinued Operations

Effective March 31, 2007, the Company sold its Kelly Home Care (“KHC”) business unit, part of the Americas - PTSA segment, to ResCare, Inc. for $12,500 and recognized a pre-tax gain on sale of $10,153 ($6,166 net of tax). Effective December 31, 2006, the Company sold its Kelly Staff Leasing business unit (“KSL”), part of the Americas - PTSA segment, to Oasis Outsourcing Holdings, Inc. for $6,500 and recognized a pre-tax gain on sale of $3,731 ($2,254 net of tax). The sales of KHC and KSL were an important part of the Company’s strategy of reviewing existing operations, selectively divesting non-core assets and reinvesting the proceeds in strategic growth initiatives.

In accordance with the provisions of SFAS No. 144, “Accounting for the impairment or Disposal of Long-lived Assets”, the gains recognized in conjunction with the sales of KHC and KSL, as well as their results of operations for the current and prior periods, have been reported as discontinued operations in the Company’s Statements of Earnings. The components of earnings from discontinued operations, net of tax are as follows:

	2007	2006	2005
Revenue from services	$14,777	$92,247	$103,467

Operating income from discontinued operations	$1,454	$7,248	$2,399
Less: Income taxes	328	2,796	835

Earnings from discontinued operations, net of tax	1,126	4,452	1,564

Gain on sale of discontinued operations	10,153	3,731	—
Less: Income taxes	3,987	1,477	—

Gain on sale of discontinued operations, net of tax	6,166	2,254	—

Discontinued operations, net of tax	$7,292	$6,706	$1,564

In connection with these transactions, $878 of goodwill was allocated to KHC and $450 of goodwill was allocated to KSL.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

4. Restructuring

UK Operations

On January 24, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom operations (“Kelly UK”). The plan was the result of management’s strategic review of the operations of Kelly UK which identified under-performing branch locations and the opportunity for additional operational cost savings.

As of December 30, 2007, Kelly UK completed its restructuring actions and closed each of the 22 branches scheduled for closure, reached settlements with landlords for the UK headquarters locations and incurred $4,829 of restructuring charges associated with these actions for year ended December 30, 2007. These expenses were reported as a component of selling, general and administrative expenses in the International - Commercial segment. For the year ended December 30, 2007, the $4,829 charge included $4,216 for facility exit costs and $613 for accelerated depreciation. The Company did not incur any significant severance costs in connection with the restructuring.

In addition, the Company incurred moving, fit out and lease origination fees related to the headquarters consolidation of $1,107 for the year ended December 30, 2007. Total costs of the UK project were $5,936.

Americas Operations

On July 23, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our Americas – Commercial branch operations. The plan was the result of management’s strategic review of operations in the U.S. which identified under-performing branch locations. The plan resulted in the closure of 58 branch locations.

As of December 30, 2007, Americas – Commercial completed its restructuring actions and incurred $2,953 of restructuring charges associated with these actions. These expenses were reported as a component of selling, general and administrative expenses in the Americas - Commercial segment. For the year ended December 30, 2007, the $2,953 charge included $2,713 for facility exit costs and $240 for accelerated depreciation of leasehold improvements and personal property. The Company did not incur any significant severance costs in connection with the restructuring.

Following is a summary of our balance sheet accrual related to the facility exit costs:

	UK	Americas	Total
Balance at beginning of year	$—	$—	$—
Additions charged to operations	4,216	2,713	6,929
Reductions for cash payments	(4,176)	(2,359)	(6,535)

Balance at end of year	$40	$354	$394

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

5. Goodwill

We completed our impairment test during the fourth quarter of the years ended December 30, 2007 and December 31, 2006 as required under SFAS 142 and determined that goodwill is not impaired. The changes in the net carrying amount of goodwill for the fiscal years 2006 and 2007 are as follows:

	Americas - Commercial	Americas - PTSA	International - Commercial	International - PTSA	Total
Balance as of January 1, 2006	$16,443	$26,428	$17,414	$27,932	$88,217
Acquisition of company (See Note 2)	—	3,007	—	—	3,007
Divestiture of company (See Note 3)	—	(450)	—	—	(450)
Translation adjustment (See Note 17)	(26)	—	2,210	3,546	5,730

Balance as of December 31, 2006	16,417	28,985	19,624	31,478	96,504
Acquisition of companies (See Note 2)	—	11,996	12,973	26,573	51,542
Divestiture of company (See Note 3)	—	(878)	—	—	(878)

Balance as of December 30, 2007	$16,417	$40,103	$32,597	$58,051	$147,168

6. Other Assets

Included in other assets are the following:

	2007	2006
Deferred compensation plan (See Note 8)	$84,334	$73,441
Available-for-Sale Investment	33,026	42,351
Equity Investment	—	6,346
Other	24,177	13,524

Other assets	$141,537	$135,662

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

6. Other Assets (continued)

Available-for-Sale Investment

During the first quarter of 2005, the Company made an $18,500 investment to acquire an initial 3.3% interest in Tempstaff Co., Ltd., (“Tempstaff”) a Japanese staffing company. During the fourth quarter of 2006, the Company purchased an additional 1.6% interest in Tempstaff for $15,600, bringing the total investment to 4.9%.

Tempstaff became a public company on the Tokyo stock exchange during the first quarter of 2006. Accordingly, the investment, which is classified as an available-for-sale security and included in other assets on the balance sheet, is recorded at the fair market value of $33,026 and $42,351 at December 30, 2007 and December 31, 2006, respectively. The unrealized loss of $240 ($140 net of tax) for the year ended December 30, 2007 and unrealized gain of $10,864 ($6,301 net of tax) for the year ended December 31, 2006 was recorded in other comprehensive income, a component of stockholders’ equity.

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

The Company accounted for this investment under the equity method of accounting. Under this method, a proportionate share of Tempstaff Kelly’s net income was recorded in the Statement of Earnings. The Company’s proportionate share of Tempstaff Kelly’s earnings from the date of acquisition totaled $148 during 2006 and was recorded in other income (expense), net. During 2007, the Company’s proportionate share of Tempstaff Kelly’s loss totaled $13 and was recorded in other income (expense), net. Effective March 30, 2007, the Company purchased the remaining 51% ownership interest in Tempstaff Kelly, which became a wholly owned subsidiary of the Company.

7. Debt

The Company has a committed $150,000, unsecured multi-currency revolving credit facility used to fund working capital, acquisitions and for general corporate purposes. This credit facility expires in November 2010. The interest rate applicable to borrowings under the line of credit is 40 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. LIBOR rates varied by currency and ranged from 3.1% to 5.4% at December 30, 2007. Borrowings under this arrangement were $49,700 and $31,300 at year-end 2007 and 2006, respectively. The carrying amounts of the Company’s borrowings under the lines of credit described above approximate their fair values. This credit facility contains requirements for a maximum leverage ratio and minimum interest coverage ratio, both of which were met at December 30, 2007.

During February 2006, in connection with the initial investments in Tempstaff and Tempstaff Kelly, Inc., the Company refinanced previous yen-denominated committed short-term credit facilities with a single yen-denominated committed credit facility, containing substantially the same terms as the previous credit facilities. At December 31, 2006, balance totaled $17,400 at a weighted average interest rate of 0.6%.

During November 2006, in connection with the additional investment in Tempstaff, the Company obtained short-term financing utilizing a $15,600 yen-denominated committed credit facility. In September 2006, in connection with the purchase of the additional 40% interest in Tempstaff Kelly, Inc., the Company obtained additional short-term financing utilizing a $5,100 yen-denominated committed credit facility. At December 31, 2006, the outstanding balances of these credit facilities totaled $15,200 and $5,000, respectively, at a weighted average interest rate of 1.1% and 0.9%, respectively.

During March, 2007, in connection with the purchase of the remaining 51% interest in Tempstaff Kelly, as well as to fund local working capital, the Company obtained short-term financing utilizing an $8,200 yen-denominated credit facility.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

7. Debt (continued)

In November, 2007, the Company entered into a five-year yen-denominated loan agreement, the proceeds of which were used to repay all of the Company’s outstanding short-term yen-denominated borrowings. The loan agreement, which matures on November 13, 2012, bears interest at LIBOR plus a negotiated spread over LIBOR. The weighted average interest rate on the amount outstanding under the loan agreement during 2007 was 1.43%. Interest-only payments are required for periods of three, six, nine or 12 months. At December 30, 2007, the amount outstanding under this loan agreement totaled approximately $48,400. This loan agreement contains requirements for a maximum leverage ratio and minimum interest coverage ratio, both of which were met at December 30, 2007. No principal payments are due in 2008-2011. The entire loan balance is due in 2012.

Weighted average interest rates related to short-term borrowings for 2007 and 2006 were 2.4% and 2.6%, respectively.

The Company has additional uncommitted one-year local credit facilities that total $11,300 as of December 30, 2007. Borrowings under these lines totaled less than $100 at year-end 2007 and 2006. The interest rate for these borrowings was 7.0% at year-end 2007 and 2006.

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

The liability for the nonqualified plan was $85,200 and $76,000 as of year-end 2007 and 2006, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. Participants’ earnings on this liability which were charged to selling, general and administrative expenses were $5,900 in 2007, $7,600 in 2006 and $3,700 in 2005. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the participants’ obligations related to the non-qualified deferred compensation plan noted above, was $84,300 and $73,400 at year-end 2007 and 2006, respectively. These investments are included in other assets and are restricted for the use of funding this plan. Earnings on these assets, which were included in selling, general and administrative expenses, were $7,300 in 2007, $8,400 in 2006 and $4,000 in 2005.

The net expense from continuing operations for retirement benefits, including employer contributions for both the qualified and nonqualified deferred compensation plans, totaled $4,700 in 2007, $7,500 in 2006 and $7,600 in 2005.

In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans, as of December 30, 2007, were $5,600, $4,000 and $1,600, respectively. The total projected benefit obligation, assets and unfunded liability for these plans, as of December 31, 2006, were $4,800, $2,700 and $2,100, respectively. The unfunded liability is primarily included in other long-term liabilities and was increased by $900 during 2006 as a result of adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Total pension expense for these plans was $700, $900 and $400 in 2007, 2006 and 2005, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2008 are not significant.

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

On August 8, 2007, the board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. The Company intends to repurchase shares under the program, from time to time, in the open market. The repurchase program has a term of 24 months. During 2007, the Company repurchased 1,679,873 Class A shares for $34,703. A total of $15,297 remains available under the share repurchase program at December 30, 2007.

Subsequent to December 30, 2007 through February 8, 2008, the Company repurchased an additional 261,697 Class A shares for $4,674. At February 8, 2008, a total of $10,622 remains available under the share repurchase program.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at year-end 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Cumulative translation adjustments, net of taxes of $657 in 2007, $420 in 2006 and tax benefit of $282 in 2005	$42,808	$24,693	$7,798
Unrealized (loss) gain on marketable securities, net of tax benefit of $101 in 2007 and taxes of $4,563 in 2006	(140)	6,301	—
Pension liability, net of tax benefit of $77 in 2007 and $46 in 2006	(81)	(864)	—

	$42,587	$30,130	$7,798

The pension liability adjustment of $864 in 2006 represents the adjustment, net of tax, to initially apply FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

10. Earnings Per Share

The reconciliations of earnings per share computations for the fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Earnings from continuing operations	$53,724	$56,785	$37,699
Earnings from discontinued operations, net of tax	7,292	6,706	1,564

Net earnings	$61,016	$63,491	$39,263

Determination of shares (thousands):
Weighted average common shares outstanding	36,357	35,999	35,667
Effect of dilutive securities:
Stock options	49	171	190
Restricted awards and other	89	144	92

Weighted average common shares outstanding—assuming dilution	36,495	36,314	35,949

Basic earnings per share
Earnings from continuing operations	$1.48	$1.58	$1.06
Earnings from discontinued operations	.20	.19	.04

Net earnings	$1.68	$1.76	$1.10

Diluted earnings per share
Earnings from continuing operations	$1.47	$1.56	$1.05
Earnings from discontinued operations	.20	.18	.04

Net earnings	$1.67	$1.75	$1.09

Stock options to purchase 549,000, 751,000 and 441,000 shares of common stock at a weighted average price per share of $30.93, $30.48 and $33.03 were outstanding during 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

10. Earnings Per Share (continued)

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

11. Stock-Based Compensation

Under the Equity Incentive Plan (the “Plan”), which became effective in May 2005, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted stock awards and performance awards to key employees utilizing the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. This plan replaced the Performance Incentive Plan, which was terminated upon approval of the Equity Incentive Plan by the Board of Directors. Shares available for future grants at December 30, 2007 under the Equity Incentive Plan were 2,657,000. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the year ended December 30, 2007 and December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The adjustment in 2006 for the cumulative effect of change in accounting principle associated with the adoption of FAS 123(R) was less than $10 and was recorded in selling, general and administrative expenses in the first quarter of 2006.

In 2007, 2006 and 2005, the Company recognized stock-based compensation cost of $5,559, $6,745 and $4,499, respectively, as well as related tax benefits of $1,927, $2,195 and $1,710, respectively. As a result of the adoption of SFAS 123(R) effective January 2, 2006, the Company’s earnings from continuing operations before income taxes and net earnings for the year ended December 31, 2006, were $1,195 and $1,032 lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the year ended December 31, 2006 were $0.03 lower than would have been reported had the Company not adopted FAS 123(R) effective January 2, 2006.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

11. Stock-Based Compensation (continued)

SFAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for prior years as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation:

\	2005
Net earnings, as reported	$39,263
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	2,789
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,105)

Pro forma net earnings	$37,947

Earnings per share:
Basic-as reported	$1.10
Basic-pro forma	$1.06
Diluted-as reported	$1.09
Diluted-pro forma	$1.06

Stock Options

Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. The Company used a binomial option pricing model to estimate the fair value of stock options granted in 2006. No stock options were granted in 2007. The inputs for expected volatility, post-vest termination activity and exercise factor of the options were primarily based on historical information. The following weighted average assumptions were used to estimate the fair values of options granted during the year ended December 31, 2006:

Grant price	$27.24
Risk-free interest rate	5.0%
Dividend yield	1.4%
Expected volatility	21.3%
Post-vest termination activity	2.7%
Exercise factor	1.21

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

11. Stock-Based Compensation (continued)

The Company used a Black-Scholes option pricing model to estimate the fair value of stock options granted prior to January 2, 2006. The inputs for expected volatility and expected term of the options were primarily based on historical information. The following weighted average assumptions were used to estimate the fair values of options granted in 2005:

Risk-free interest rate	4.0%
Dividend yield	1.4%
Expected volatility	27.0%
Expected lives	5	yrs

A summary of the status of stock option grants under the Plan as of the year ended December 30, 2007 and changes during this period is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,630,000	$26.72
Granted	—	—
Exercised	(206,000)	25.46
Forfeited	(5,000)	28.17
Expired	(49,000)	29.62

Outstanding at December 30, 2007	1,370,000	$26.80	3.62	$—

Options exercisable at December 30, 2007	1,352,000	$26.80	3.56	$—

Options expected to vest at December 30, 2007	18,000	$27.28	7.87	$—

The table above includes 90,000 of non-employee director shares outstanding at December 30, 2007.

As of December 30, 2007, unrecognized compensation cost related to unvested stock options totaled $25. The weighted average period over which this cost is expected to be recognized is less than 1 year. The weighted average grant date fair value of options granted during 2006 and 2005 was $5.36 and $7.38, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $1,186, $1,500 and $1,271, respectively.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

11. Stock-Based Compensation (continued)

A summary of the status of nonvested restricted stock awards under the Plan as of the year ended December 30, 2007 and changes during this period is presented as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	551,000	$28.36
Granted	236,000	28.41
Vested	(179,000)	28.22
Forfeited	(49,000)	28.78

Nonvested at December 30, 2007	559,000	$28.39

As of December 30, 2007, unrecognized compensation cost related to unvested restricted shares totaled $11,339. The weighted average period over which this cost is expected to be recognized is approximately two years. The total fair market value of restricted shares vested during 2007, 2006 and 2005 was $5,240, $4,724 and $3,037, respectively.

Windfall tax benefits arising from the vesting of restricted shares and exercise of stock options in 2007 and 2006 totaled $387 and $257, respectively and are included in the “Other financing activities” component of net cash from financing activities in the Statement of Cash Flows.

12. Other Income (Expense), Net

Included in other income (expense), net are the following:

	2007	2006	2005
Interest income	$4,756	$3,203	$1,543
Interest expense	(2,425)	(2,316)	(1,759)
Dividend income	718	416	18
Minority interest loss	175	—	—
Net (loss) earnings in equity investment	(13)	148	—
Other income	—	20	11

Other income (expense), net	$3,211	$1,471	$(187)

Dividend income includes dividends earned on the Company’s investment in Tempstaff, while net (loss) earnings in equity investment represents the Company’s share of the net (loss) earnings from Tempstaff Kelly. (See Note 2). Minority interest loss represents the portion of the loss, net of tax, attributable to minority shareholders.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

13. Income Taxes

Earnings from continuing operations before taxes for the years 2007, 2006 and 2005 were taxed under the following jurisdictions:

	2007	2006	2005
Domestic	$63,029	$68,602	$50,282
Foreign	20,262	10,910	3,284

Total	$83,291	$79,512	$53,566

The provision for income taxes from continuing operations was as follows:

	2007	2006	2005
Current tax expense:
U.S. federal	$14,700	$20,877	$10,659
U.S. state and local	6,528	5,847	2,712
Foreign	14,170	6,582	4,939

Total current	35,398	33,306	18,310

Deferred tax expense:
U.S. federal	(5,652)	(5,784)	(1,818)
U.S. state and local	(1,512)	(2,023)	(314)
Foreign	1,333	(2,772)	(311)

Total deferred	(5,831)	(10,579)	(2,443)

Total provision	$29,567	$22,727	$15,867

Deferred tax assets are comprised of the following:

	2007	2006
Depreciation and amortization	$(18,133)	$(23,997)
Employee compensation and benefit plans	53,356	50,019
Workers’ compensation	33,262	27,600
Other comprehensive income	(479)	(374)
Bad debt allowance	5,398	6,314
Loss carryforwards	29,062	28,738
Tax credit carryforwards	—	1,361
Other, net	(999)	3,432
Valuation allowance	(28,737)	(28,113)

Net deferred tax assets	72,730	64,980
Other comprehensive income	—	(4,563)
Other deferred tax liabilities	—	(425)

Net deferred taxes	$72,730	$59,992

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

13.	Income Taxes (continued)

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2007	2006	2005
Income tax based on statutory rate	$29,152	$27,829	$18,749
State income taxes, net of federal benefit	3,260	2,529	1,560
General business credits	(8,938)	(9,493)	(5,980)
Life insurance cash surrender value	(2,310)	(2,740)	(1,241)
Foreign items	7,515	3,959	2,780
Other, net	888	643	(1)

Total	$29,567	$22,727	$15,867

The net tax effect of foreign loss carryforwards at December 30, 2007 expire as follows:

Year	Amount
2008-2010	$121
2010-2013	1,527
2014-2018	3,672
2019-2022	660
No expiration	23,082

Total	$29,062

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

Provision has not been made for U.S. or additional foreign income taxes on an estimated $53,874 of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

The Company paid income taxes of $46,000 in 2007, $24,200 in 2006 and $21,200 in 2005. Deferred income taxes recorded in other comprehensive income as a result of foreign currency translation adjustments were a charge of $237 in 2007 and $702 in 2006, and a benefit of $701 in 2005. Deferred income taxes recorded in other comprehensive income as a result of unrealized gains on marketable securities classified as available-for-sale were a benefit of $4,922 in 2007, a charge of $4,563 in 2006, and a benefit of $172 in 2005. Deferred income taxes recorded in other comprehensive income as a result of the adoption of FAS 158 were a benefit of $25 in 2007 and $46 in 2006.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

13.	Income Taxes (continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. Upon adoption of FIN 48, the Company recognized a $332 increase in its retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$6,159
Additions based on tax positions related to the current year	460
Additions for prior years’ tax positions	606
Reductions for prior years’ tax positions	(466)
Reductions for settlements	(2,685)
Reductions for expiration of statutes	(324)

Balance at December 30, 2007	$3,750

If the $3,750 of unrecognized tax benefits were recognized, they would have a favorable effect of $2,793 on the effective tax rate.

The Company recognizes both interest and penalties as part of the income tax provision. During the year ended December 30, 2007, the Company recognized approximately $155 in interest and penalties. As of December 30, 2007, accrued interest and penalties were $1,654.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2001.

The Company has appealed the IRS’s denial of a 2001 refund claim for additional work opportunity tax credits. The IRS has also contacted the Company for examination of its 2005 income tax return. The Company and its subsidiaries have various other income tax returns in the process of examination, administrative appeals or litigation. The unrecognized tax benefit and related interest and penalty balances at December 30, 2007 include approximately $2,000 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

14. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2007, 2006 and 2005, respectively, were as follows:

	2007	2006	2005
Increase in trade accounts receivable	$(14,163)	$(11,817)	$(104,039)
(Increase) decrease in prepaid expenses and other current assets	(16,691)	413	(5,261)
Increase in accounts payable	18,678	16,411	15,978
(Decrease) increase in accrued payroll and related taxes	(12,984)	9,093	32,980
Increase (decrease) in accrued insurance	2,577	(7,148)	(3,101)
(Decrease) increase in income and other taxes	(6,248)	5,446	(6,367)

Total changes in operating assets and liabilities	$(28,831)	$12,398	$(69,810)

Total interest paid was $2,065, $1,882 and $1,602 in 2007, 2006 and 2005, respectively.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

15. Lease Commitments

The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of December 30, 2007:

Fiscal year:
2008	$51,500
2009	39,400
2010	28,500
2011	18,600
2012	11,300
Later years	15,500

Total	$164,800

Lease expense from continuing operations for fiscal 2007, 2006 and 2005 amounted to $65,000, $53,200 and $50,700, respectively.

16. Contingencies

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. (“Enron”) v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly-owned subsidiary of Kelly Services, Inc., who invested in Enron’s commercial paper. The Complaint alleges that Enron’s October 2001 buyback of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance, and that the Company received prepayment of approximately $10,000, $5,000 of which is related to Enron commercial paper purchased by the Company from Lehman Brothers or its affiliate, Lehman Commercial Paper, Inc. (“Lehman”), and $5,000 of which was purchased by the Company from Goldman Sachs & Co. Solely to avoid the cost of continued litigation, the Company has reached a confidential settlement with Enron, Lehman and certain other defendants of all claims arising from the Company’s purchase of Enron commercial paper from Lehman. The settlement, which involves a payment by the Company in an amount not material to our results of operations or financial position, was approved on July 27, 2007 by the Bankruptcy Court presiding over the matter. The settlement became final on August 7, 2007. The terms of the settlement did not have a material adverse effect on our results of operations or financial position. The Company intends to continue to vigorously defend the remaining claims arising from the purchase of Enron commercial paper from Goldman Sachs & Co., and the Company believes it has meritorious defenses to these remaining claims but is unable to predict the outcome of the proceedings.

The Company is the subject of a class action lawsuit brought on behalf of employees working in the State of California. The claims in the lawsuit relate to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. On April 30, 2007, the Court certified two sub-classes that correspond to the claims in the case. Kelly is currently preparing motions for summary judgment on both certified claims and will continue to vigorously defend the lawsuit. The Company believes that it has meritorious defenses to the claims but is unable to predict the outcome of the proceedings.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

16. Contingencies (continued)

The Company is also subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company. Although the amount of the ultimate liability at year-end 2007 with respect to these matters cannot be ascertained, the Company believes that any resulting liability will not be material to the financial position of the Company at year-end 2007.

In addition to operating lease agreements, the Company has entered into unconditional purchase obligations totaling $30,200. These obligations relate primarily to voice and data communications services which the Company expects to utilize generally within the next fiscal year, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

17. Segment Disclosures

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. Effective with the first quarter of 2007, the Company realigned its operations into four reporting segments – (1) Americas - Commercial, (2) Americas - PTSA, (3) International - Commercial and (4) International - PTSA. The Americas include the U.S. operations, as well as Canada, Mexico and Puerto Rico, which were previously included in International. Corporate expenses that directly support the operating units have been allocated to the four segments. Additionally, goodwill was reallocated among the segments and is now denominated in the Company’s reporting currency.

During 2007, international operations were conducted in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Indonesia, Ireland, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Poland, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey, Ukraine and the United Kingdom.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

17. Segment Disclosures (continued)

The following table presents information about the reported operating income of the Company for the fiscal years 2007, 2006 and 2005. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	2007	2006	2005
Revenue from Services:
Americas - Commercial	$2,759,398	$2,916,079	$2,810,743
Americas - PTSA	1,105,752	1,108,329	1,051,463

Total Americas	3,865,150	4,024,408	3,862,206

International - Commercial	1,603,958	1,378,540	1,213,868
International - PTSA	198,481	143,830	110,284

Total International	1,802,439	1,522,370	1,324,152

Consolidated Total	$5,667,589	$5,546,778	$5,186,358

Earnings from Operations:
Americas - Commercial	$88,054	$102,935	$88,113
Americas - PTSA	59,161	58,090	48,817

Total Americas	147,215	161,025	136,930

International - Commercial	10,064	567	(4,162)
International - PTSA	2,717	641	(921)

Total International	12,781	1,208	(5,083)

Corporate Expense	(79,916)	(84,192)	(78,094)

Consolidated Total	$80,080	$78,041	$53,753

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

17. Segment Disclosures (continued)

Specified items included in segment earnings for the fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Depreciation and Amortization from continuing operations:
Americas - Commercial	$7,603	$7,075	$6,728
Americas - PTSA	3,365	1,736	1,070

Total Americas	10,968	8,811	7,798

International - Commercial	8,614	6,304	6,403
International - PTSA	727	378	302

Total International	9,341	6,682	6,705

Corporate	22,108	24,297	25,357

Consolidated Total	$42,417	$39,790	$39,860

Interest Income:
Americas - Commercial	$437	$517	$425
Americas - PTSA	—	—	38

Total Americas	437	517	463

International - Commercial	1,362	746	396
International - PTSA	332	—	—

Total International	1,694	746	396

Corporate	2,625	1,940	684

Consolidated Total	$4,756	$3,203	$1,543

Interest Expense:
Americas - Commercial	$2	$32	$53
Americas - PTSA	—	—	—

Total Americas	2	32	53

International - Commercial	1,045	1,086	609
International - PTSA	14	—	—

Total International	1,059	1,086	609

Corporate	1,364	1,198	1,097

Consolidated Total	$2,425	$2,316	$1,759

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

17. Segment Disclosures (continued)

A summary of revenue from services by geographic area for 2007, 2006 and 2005 follows:

	2007	2006	2005
Revenue From Services:
Domestic	$3,454,922	$3,603,284	$3,461,940
International	2,212,667	1,943,494	1,724,418

Total	$5,667,589	$5,546,778	$5,186,358

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue was material to the consolidated revenues of the Company.

A summary of long-lived assets information by geographic area as of the years ended 2007 and 2006 follows:

	2007	2006
Long-Lived Assets:
Domestic	$196,390	$181,246
International	151,605	97,683

Total	$347,995	$278,929

Long-lived assets include property and equipment and intangible assets. No single foreign country’s long-lived assets were material to the consolidated long-lived assets of the Company.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

18. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. However, on November 14, 2007, the FASB provided a one-year deferral of the implementation for other nonfinancial assets and liabilities. The standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this standard will be effective for the Company’s 2008 fiscal year. The standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We currently do not have significant minority interests in our consolidated subsidiaries.

NOTES TO FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

(In thousands of dollars except share and per share items)

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,350,858	$1,415,674	$1,425,298	$1,475,759	$5,667,589
Gross profit	229,208	247,566	246,879	265,436	989,089
Selling, general and administrative expenses (2)	218,715	225,300	226,099	238,895	909,009
Earnings from continuing operations (3)	5,258	15,311	14,682	18,473	53,724
Earnings from discontinued operations, net of tax	6,657	18	459	158	7,292
Net earnings (3)	11,915	15,329	15,141	18,631	61,016
Basic earnings per share (1)
Earnings from continuing operations	0.14	0.42	0.40	0.52	1.48
Earnings from discontinued operations	0.18	—	0.01	—	0.20
Net earnings	0.33	0.42	0.41	0.52	1.68
Diluted earnings per share (1)
Earnings from continuing operations	0.14	0.41	0.40	0.52	1.47
Earnings from discontinued operations	0.18	—	0.01	—	0.20
Net earnings	0.32	0.41	0.41	0.52	1.67
Dividends per share	0.125	0.125	0.135	0.135	0.52

	Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue from services	$1,335,605	$1,392,886	$1,396,911	$1,421,376	$5,546,778
Gross profit	213,036	223,348	230,850	239,492	906,726
Selling, general and administrative expenses	200,240	203,384	207,870	217,191	828,685
Earnings from continuing operations	8,172	11,850	16,435	20,328	56,785
Earnings from discontinued operations, net of tax	386	823	1,383	4,114	6,706
Net earnings	8,558	12,673	17,818	24,442	63,491
Basic earnings per share (1)
Earnings from continuing operations	0.23	0.33	0.46	0.56	1.58
Earnings from discontinued operations	0.01	0.02	0.04	0.11	0.19
Net earnings	0.24	0.35	0.49	0.68	1.76
Diluted earnings per share (1)
Earnings from continuing operations	0.23	0.33	0.45	0.56	1.56
Earnings from discontinued operations	0.01	0.02	0.04	0.11	0.18
Net earnings	0.24	0.35	0.49	0.67	1.75
Dividends per share	0.10	0.10	0.125	0.125	0.45

(1)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

(2)	Included are restructuring costs for the UK and Americas operations as follows: $2,634 in the first quarter, $2,448 in the second quarter, $2,464 in the third quarter, $1,343 in the fourth quarter, and $8,889 for the full year.

(3)	Included are restructuring costs, net of tax, for the UK and Americas operations as follows: $2,634 in the first quarter, $2,448 in the second quarter, $1,882 in the third quarter, $802 in the fourth quarter and $7,766 for the full year.

Certain amounts for prior periods were reclassified to conform with current period presentation. Reclassifications include the presentation of discontinued operations.

SCHEDULE II - VALUATION RESERVES

Kelly Services, Inc. and Subsidiaries

December 30, 2007

(In thousands of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts *	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fifty-two weeks ended December 30, 2007:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$16,818	6,654	133	648	(6,081)	$18,172

Deferred tax assets valuation allowance	$28,113	9,443	—	1,568	(10,387)	$28,737

Fifty-two weeks ended December 31, 2006:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$16,648	5,178	200	458	(5,666)	$16,818

Deferred tax assets valuation allowance	$26,625	5,739	—	1,165	(5,416)	$28,113

Fifty-two weeks ended January 1, 2006:
Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$16,228	6,159	—	(499)	(5,240)	$16,648

Deferred tax assets valuation allowance	$25,975	4,802	—	(2,037)	(2,115)	$26,625

*	Allowance of companies acquired.

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description	Document

3.1	Restated Certificate of Incorporation (Reference is made to Exhibit 3.1 to the Form 10-K for the year ended December 28, 2003, filed with the Commission on February 18, 2004, which is incorporated herein by reference).

3.2	By-laws, as amended August 8, 2007 (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission on August 13, 2007, which is incorporated herein by reference).

4	Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth of the Restated Certificate of Incorporation (Reference is made to Exhibit 4 to the Form 10-K for the year ended December 28, 2003, filed with the Commission on February 18, 2004, which is incorporated herein by reference).

10.1	Short-Term Incentive Plan, as amended and restated on March 23, 1998 and further amended on February 6, 2003 and November 8, 2007 (Reference is made to Exhibit 10.1 to the Form 8-K dated November 8, 2007, filed with the Commission on November 14, 2007, which is incorporated herein by reference).

10.2	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 99 to the Form S-8 filed with the Commission on May 20, 2005, which is incorporated herein by reference).

10.3	Kelly Services, Inc. Executive Severance Plan, as amended November 8, 2007 (Reference is made to Exhibit 10.3 to the Form 8-K dated November 8, 2007, filed with the Commission on November 14, 2007,which is incorporated herein by reference).

10.4	Kelly Services, Inc. 1999 Non-Employee Directors Stock Option Plan (Reference is made to Appendix B to the Definitive Proxy Statement furnished in connection with the solicitation of proxies on behalf of the Board of Directors for use at the Annual Meeting of Stockholders of the Company held on May 10, 2006 filed with the Commission on April 10, 2006, which is incorporated herein by reference).

10.5	Kelly Services, Inc. Non-Employee Director Stock Award Plan (Reference is made to Exhibit 99.2 to the Form S-8 filed with the Commission on April 26, 2004, which is incorporated herein by reference).

10.6	Loan Agreement dated as of November 30, 2005 (Reference is made to Exhibit 10.1 to the Form 8-K dated November 30, 2005, filed with the Commission on December 5, 2005, which is incorporated herein by reference).

10.7	Kelly Services, Inc. Performance Incentive Plan, as amended and restated on March 29, 1996 and April 14, 2000 (Reference is made to Exhibit 10 to the Form 10-Q for the quarterly period ended April 1, 2001, filed with the Commission on May 14, 2001, which is incorporated herein by reference).

10.8	Form of Amendment to Performance Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.9	Form of Amendments to Equity Incentive Plan (Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K (continued)

Exhibit No.	Description	Document

10.10	Form of Amendments to 1999 Non-Employee Directors Stock Option Plan (Reference is made to Exhibit 10.4 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.11	Form of Amendment to 1999 Non-Employee Director Stock Award Plan (Reference is made to Exhibit 10.3 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.12	2008 Management Retirement Plan (Reference is made to Exhibit 10.12 to the Form 8-K dated November 8, 2007 filed with the Commission on November 14, 2007, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, adopted February 9, 2004, as amended on February 7, 2005 (Reference is made to Exhibit 14 to the Form 10-K/A, filed with the Commission on May 13, 2005, which is incorporated herein by reference).

21	Subsidiaries of Registrant.	2

23	Consent of Independent Registered Public Accounting Firm.	3

24	Power of Attorney.	4

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	5

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	6

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	7

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8