Form 10-Q
period 2008-03-30
KELLY SERVICES INC
filed 2008-05-07
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 28, 2008, 31,201,187 shares of Class A and 3,459,585 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended
	March 30, 2008	April 1, 2007
Revenue from services	$1,388,444	$1,350,858

Cost of services	1,138,557	1,121,650

Gross profit	249,887	229,208

Selling, general and administrative expenses	236,947	218,715

Earnings from operations	12,940	10,493

Other (expense) income, net	(51)	673

Earnings from continuing operations before taxes	12,889	11,166

Income taxes	4,898	5,908

Earnings from continuing operations	7,991	5,258

Earnings from discontinued operations, net of tax	238	6,657

Net earnings	$8,229	$11,915

Basic earnings per share:
Earnings from continuing operations	$0.23	$0.14
Earnings from discontinued operations	0.01	0.18

Net earnings	$0.24	$0.33

Diluted earnings per share:
Earnings from continuing operations	$0.23	$0.14
Earnings from discontinued operations	0.01	0.18

Net earnings	$0.24	$0.32

Dividends per share	$.135	$.125

Average shares outstanding
(thousands):
Basic	34,823	36,511
Diluted	34,955	36,898

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars except share items)

	March 30, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$87,933	$92,817
Trade accounts receivable, less allowances of $18,393 and $18,172, respectively	931,429	888,334
Prepaid expenses and other current assets	58,266	53,392
Deferred taxes	26,996	29,294

Total current assets	1,104,624	1,063,837
PROPERTY AND EQUIPMENT:
Land and buildings	62,821	62,707
Computer hardware and software, equipment, furniture and leasehold improvements	337,369	326,314
Accumulated depreciation	(224,603)	(211,002)

Net property and equipment	175,587	178,019
NONCURRENT DEFERRED TAXES	43,171	43,436
GOODWILL, NET	145,134	147,168
OTHER ASSETS	154,310	141,537

TOTAL ASSETS	$1,622,826	$1,573,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$47,839	$49,729
Accounts payable	218,296	171,471
Accrued payroll and related taxes	275,852	270,575
Accrued insurance	22,609	23,696
Income and other taxes	60,681	69,779

Total current liabilities	625,277	585,250
NONCURRENT LIABILITIES:
Long-term debt	54,947	48,394
Accrued insurance	57,703	60,404
Accrued retirement benefits	75,108	78,382
Other long-term liabilities	16,209	13,338

Total noncurrent liabilities	203,967	200,518
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,633,906 at 2008 and 2007	36,634	36,634
Class B common stock, shares issued 3,481,960 at 2008 and 2007	3,482	3,482
Treasury stock, at cost
Class A common stock, 5,433,138 shares at 2008 and 5,036,085 at 2007	(112,859)	(105,712)
Class B common stock, 22,375 shares at 2008 and 22,575 at 2007	(595)	(600)
Paid-in capital	34,488	34,500
Earnings invested in the business	780,824	777,338
Accumulated other comprehensive income	51,608	42,587

Total stockholders’ equity	793,582	788,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,622,826	$1,573,997

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	March 30, 2008	April 1, 2007
Capital Stock
Class A common stock
Balance at beginning of period	$36,634	$36,633
Conversions from Class B	—	—

Balance at end of period	36,634	36,633

Class B common stock
Balance at beginning of period	3,482	3,483
Conversions to Class A	—	—

Balance at end of period	3,482	3,483

Treasury Stock
Class A common stock
Balance at beginning of period	(105,712)	(78,241)
Exercise of stock options, restricted stock awards and other	828	4,610
Purchase of treasury stock	(7,975)	—

Balance at end of period	(112,859)	(73,631)

Class B common stock
Balance at beginning of period	(600)	(600)
Exercise of stock options, restricted stock awards and other	5	—

Balance at end of period	(595)	(600)

Paid-in Capital
Balance at beginning of period	34,500	32,048
Exercise of stock options, restricted stock awards and other	(12)	1,157

Balance at end of period	34,488	33,205

Earnings Invested in the Business
Balance at beginning of period	777,338	735,104
Adoption of FIN 48	—	332
Net earnings	8,229	11,915
Dividends	(4,743)	(4,633)

Balance at end of period	780,824	742,718

Accumulated Other Comprehensive Income
Balance at beginning of period	42,587	30,130
Foreign currency translation adjustments, net of tax	7,812	2,285
Unrealized gains (losses) on investments, net of tax	1,209	(233)

Balance at end of period	51,608	32,182

Stockholders’ Equity at end of period	$793,582	$773,990

Comprehensive Income
Net earnings	$8,229	$11,915
Foreign currency translation adjustments, net of tax	7,812	2,285
Unrealized gains (losses) on investments, net of tax	1,209	(233)

Comprehensive Income	$17,250	$13,967

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net earnings	$8,229	$11,915
Noncash adjustments:
Depreciation and amortization	11,303	10,551
Provision for bad debts	1,451	1,961
Stock-based compensation	1,049	918
Gain on sale of discontinued operations	—	(6,166)
Other, net	993	(262)
Changes in operating assets and liabilities	1,407	(4,884)

Net cash from operating activities	24,432	14,033

Cash flows from investing activities:
Capital expenditures	(7,319)	(8,544)
Acquisition of companies, net of cash received	(7,528)	(16,869)
Proceeds from sale of discontinued operations	—	12,500
Other investing activities	(308)	13

Net cash from investing activities	(15,155)	(12,900)

Cash flows from financing activities:
Net decrease in revolving line of credit	(4,263)	(1,857)
Proceeds from short-term debt	—	8,223
Dividend payments	(4,743)	(4,633)
Purchase of treasury stock	(7,975)	—
Stock options and other stock sales	32	4,895
Other financing activities	(1,534)	(6,565)

Net cash from financing activities	(18,483)	63

Effect of exchange rates on cash and equivalents	4,322	1,205

Net change in cash and equivalents	(4,884)	2,401
Cash and equivalents at beginning of period	92,817	118,428

Cash and equivalents at end of period	$87,933	$120,829

See accompanying Notes to Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands of dollars except share and per share items)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2008 (the 2007 consolidated financial statements).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements include, from the date of acquisition, the Company’s majority-owned subsidiaries in China acquired during the second quarter of 2007. The Company consolidates the Chinese companies and records an adjustment in other (expense) income, net in the Company’s statement of earnings to reflect the portion of the earnings, net of tax, attributable to the minority shareholders. The accumulated minority interest from the date of acquisition is included in other long-term liabilities on the Company’s balance sheet. All significant intercompany balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current presentation. The results of operations related to the 2006 fourth quarter disposition of Kelly Staff Leasing and the 2007 first quarter disposition of Kelly Home Care are separately stated in the accompanying consolidated financial statements of earnings for the 13 weeks ended March 30, 2008 and April 1, 2007. The assets and liabilities of these discontinued operations have not been reclassified in the accompanying consolidated balance sheets and related notes. The cash flows from discontinued operations are not separately classified in the Company’s consolidated statements of cash flows. Additionally, the Company has realigned its operations into seven reporting segments, as disclosed in Note 11. Prior periods have been reclassified to conform with the current presentation.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

2. Fair Value Measurements

Effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), for assets and liabilities that are measured at fair value on a recurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirement for fair value measurements. The three fair value hierarchy levels are defined as follows:

Level 1 – inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3 – inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

The following table presents the assets carried at fair value as of March 30, 2008 on the consolidated balance sheet by fair value hierarchy level, as described above. The Company carried no liabilities at fair value as of March 30, 2008.

	Fair Value Measurements on a Recurring Basis As of March 30, 2008
Description	Level 1	Level 2	Level 3	Total
Money market funds	$15,712	$—	$—	$15,712

Available-for sale investment	39,614	—	—	39,614

Total assets at fair value	$55,326	$—	$—	$55,326

Money market funds with Level 1 inputs to the valuation methodology represent investments in money market accounts, of which $14,315 is included in cash and equivalents and $1,397 of restricted cash is included in prepaid expenses and other current assets on the balance sheet. The valuation is based on quoted market prices of those accounts as of the period end.

Available-for-sale investment with Level 1 inputs to the valuation methodology represents the Company’s investment in Tempstaff, Inc. and is included in other assets on the balance sheet. The valuation is based on the quoted market price of Tempstaff, Inc. stock on the Tokyo Stock Exchange as of the period end.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

2. Fair Value Measurements (continued)

For assets and liabilities that are measured at fair value on a non-recurring basis, the Company has elected to defer the FAS 157 disclosure requirements until fiscal 2009, consistent with the provisions of Financial Accounting Standards Board Staff Position No. 157-2 (“FSP No. 157-2”). The effect of such adoption at that time is not expected to be material.

Effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. Upon adoption, the Company has elected not to measure its eligible financial assets and liabilities at fair value.

3. Acquisitions

During the first quarter of 2008, $7,528 was paid related primarily to the 2007 acquisition of access AG, a specialized recruitment services company headquartered in Germany with operations in Austria. Of this amount, $4,267 represents the payment of a previously recorded liability, and the remaining $3,261 represents adjustments to the initial purchase price. The table below summarizes the estimated fair values of the assets and liabilities adjusted during the first quarter of 2008:

2008
Current assets	$(11)
Goodwill	(2,034)
Identified intangibles	7,575
Non-current liabilities	(2,269)

Total purchase price	$3,261

Included in the adjustments above was $5,644 of intangible assets associated with customer lists. These assets will be amortized over a period of 15 years and will have no residual value. Also included in identified intangibles are the value of non-compete agreements and trademarks. All contingent earnout payments related to acquisitions will be recorded as additional goodwill.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Acquisitions (continued)

As part of the Company’s strategy to diversify and expand its global operations, Kelly completed three acquisitions during the first quarter of 2007: Talents Czech s.r.o. and Talents Polska Spolka z o.o., permanent placement and executive search firms with operations in the Czech Republic and Poland; CGR/seven LLC, a creative services staffing firm located in New York; and the remaining shares of Tempstaff Kelly, Inc. (“Tempstaff Kelly”), a joint venture originally created with Sony Corporation and Tempstaff, one of the largest Japanese staffing companies. With the purchase of the remaining 51% ownership interest, Kelly increased its ownership interest to 100% and began directing all Tempstaff Kelly operations effective April 1, 2007.

During the first quarter of 2007, in connection with the purchase of the remaining 51% interest in Tempstaff Kelly, the Company obtained short-term financing utilizing an $8,223 yen-denominated credit facility, $1,731 of which was used to pay off an existing working capital loan.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the above acquisitions. The purchase price below also reflects the cost of the 49% interest in Tempstaff Kelly acquired in prior periods.

2007
Current assets	$7,822
Goodwill	25,037
Identified intangibles	2,637
Other noncurrent assets	431
Current liabilities	(5,444)
Non-current liabilities	—

Total purchase price	$30,483

4. Discontinued Operations

Effective March 31, 2007, the Company sold its Kelly Home Care (“KHC”) business unit to ResCare, Inc. for $12,500 and recognized a pre-tax gain on sale of $10,153 ($6,166 net of tax). The sale of KHC was an important part of the Company’s strategy of reviewing existing operations, selectively divesting non-core assets and reinvesting the proceeds in strategic growth initiatives.

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the gain recognized in conjunction with the sale of KHC, as well as the results of operations for the current and prior periods, have been reported as discontinued operations in the Company’s statements of earnings. Additionally, the results of operations for Kelly Staff Leasing (“KSL”), which the Company sold in the fourth quarter of 2006, have also been reported as discontinued operations in the Company’s statements of earnings. The components of earnings from discontinued operations, net of tax are as follows:

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

4. Discontinued Operations (continued)

	13 Weeks Ended
	2008	2007
Revenue from services	$—	$14,777

Operating income from discontinued operations	$385	$798

Less: Income taxes	147	307

Earnings from discontinued operations, net of tax	238	491

Gain on sale of discontinued operations	—	10,153
Less: Income taxes	—	3,987

Gain on sale of discontinued operations, net of tax	—	6,166

Discontinued operations, net of tax	$238	$6,657

Earnings from discontinued operations for 2008 represent adjustments to liabilities retained as part of the sale agreements. In connection with the sale of KHC in the first quarter of 2007, $878 of goodwill was allocated to KHC.

5. Restructuring

In 2007, the Chief Executive Officer of Kelly Services, Inc. authorized restructuring plans for our United Kingdom (“Kelly U.K.”) and Americas Commercial operations. The plans were the result of management’s strategic review of the U.K. and Americas operations which identified under-performing branch locations and the opportunity for additional operational cost savings. The restructuring of the U.K. operations commenced in the first quarter of 2007, and the restructuring of the Americas Commercial operations commenced in the third quarter of 2007.

As of December 30, 2007, the Company completed both restructuring actions and the balance sheet accrual for facility exit costs totaled $394. As of March 30, 2008, the remaining balance sheet accrual related to facility exit costs was not significant.

As of April 1, 2007, Kelly U.K. closed 18 of the 22 branches scheduled for closure and $2,634 of restructuring charges associated with these actions were incurred and reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. The $2,634 charge included $2,226 for facility exit costs and $408 for accelerated depreciation of leasehold improvements and personal property.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

6. Goodwill

In connection with the realignment of the Company’s operations into seven reporting segments effective with the first quarter of 2008, the Company revalued the allocation of goodwill among the reportable segments. See Note 11 for a full description of segment names. The changes in the net carrying amount of goodwill for the 13 weeks ended March 30, 2008 were as follows:

	Beginning Balance	Acquisition of Companies	Purchase Price Adjustments (Note 3)	Ending Balance
Americas
Americas Commercial	$16,417	$—	$—	$16,417
Americas PT	39,225	—	—	39,225

Total Americas	55,642	—	—	55,642

EMEA
EMEA Commercial	41,971	—	—	41,971
EMEA PT	15,167	—	—	15,167

Total EMEA	57,138	—	—	57,138

APAC
APAC Commercial	10,852	—	11	10,863
APAC PT	1,831	—	—	1,831

Total APAC	12,683	—	11	12,694

OCG	21,705	—	(2,045)	19,660

Consolidated Total	$147,168	$—	$(2,034)	$145,134

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7. Earnings Per Share

The reconciliations of earnings per share computations for the 13-week periods ended March 30, 2008 and April 1, 2007 were as follows:

	13 Weeks Ended
	2008	2007

Earnings from continuing operations	$7,991	$5,258
Earnings from discontinued operations, net of tax	238	6,657

Net earnings	$8,229	$11,915

Determination of shares (thousands):
Weighted average common shares outstanding	34,823	36,511
Effect of dilutive securities:
Stock options	—	234
Restricted awards and other	132	153

Weighted average common shares outstanding - assuming dilution	34,955	36,898

Basic earnings per share
Earnings from continuing operations	$.23	$.14
Earnings from discontinued operations	.01	.18

Net earnings	$.24	$.33

Diluted earnings per share
Earnings from continuing operations	$.23	$.14
Earnings from discontinued operations	.01	.18

Net earnings	$.24	$.32

Stock options representing 1,232,000 and 243,000 shares, respectively, for the 13 weeks ended March 30, 2008 and April 1, 2007 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

In connection with the $50,000 Class A share repurchase program authorized by the board of directors in August, 2007, the Company repurchased 437,000 shares for $7,975 during the first quarter of 2008. A total of $7,322 remains available under the share repurchase program. The repurchase program expires in August, 2009.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

8. Other (Expense) Income, Net

Included in Other (expense) income, net are the following:

	13 Weeks Ended
	2008	2007
Interest income	$1,073	$1,438
Interest expense	(994)	(752)
Minority interest	(130)	—
Net loss in equity investment	—	(13)

Other (expense) income, net	$(51)	$673

9. Income Taxes

The effective income tax rate on continuing operations in the first quarter of 2008 was 38.0%, compared to 52.9% for the first quarter of 2007. The majority of the change was related to 2007 restructuring costs in the U.K. which were not currently deductible, and foreign tax credits related to the Company’s Russian subsidiary recognized in the first quarter of 2008.

In the first quarter of 2008, the Company determined that earnings in the Russian subsidiary would no longer be permanently reinvested. As a result, the Company recorded a net U.S. federal income tax benefit on the $6,227 current and cumulative earnings of the Russian subsidiary.

10. Contingencies

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. (“Enron”) v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly-owned subsidiary of Kelly Services, Inc., who invested in Enron’s commercial paper. The Complaint alleges that Enron’s October 2001 buyback of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance, and that the Company received prepayment of approximately $10,000, $5,000 of which is related to Enron commercial paper purchased by the Company from Lehman Brothers or its affiliate, Lehman Commercial Paper, Inc. (“Lehman”), and $5,000 of which was purchased by the Company from Goldman Sachs & Co. Solely to avoid the cost of continued litigation, the Company has reached a confidential settlement with Enron, Lehman and certain other defendants of all claims arising from the Company’s purchase of Enron commercial paper from Lehman in 2007. The Company continues to vigorously defend the remaining claims arising from the purchase of Enron commercial paper from Goldman Sachs & Co. The Company believes there are meritorious defenses to these remaining claims but is unable to predict the outcome of the matter.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

10. Contingencies (continued)

On February 5, 2003 an action was commenced in the Federal District Court for the Eastern District of California by Lynn Noyes against Kelly Services, Inc. alleging religious discrimination. In August 2004 Kelly’s Motion for Summary Judgment was granted dismissing the complaint. Noyes appealed and the case was remanded for trial. On April 4, 2008 a jury returned a verdict against Kelly Services, Inc. finding the Company liable for religious discrimination. The verdict is comprised of: $150 for economic damages; $600 for emotional distress damages and $5,900 in punitive damages. The Company is currently pursuing post trial motions to overturn the verdict or to reduce the punitive damages. If these efforts are unsuccessful, the Company will exhaust all appellate remedies.

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

11. Segment Disclosures

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. Effective with the first quarter of 2008, the Company realigned its operations into seven reporting segments – (1) Americas Commercial, (2) Americas Professional and Technical (“Americas PT”), (3) Europe, Middle East and Africa Commercial (“EMEA Commercial”), (4) Europe, Middle East and Africa Professional and Technical (“EMEA PT”), (5) Asia Pacific Commercial (“APAC Commercial”), (6) Asia Pacific Professional and Technical (“APAC PT”) and (7) Outsourcing and Consulting Group (“OCG”).

The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contract-center staffing, marketing, electronic assembly, light industrial and, in the U.S. and Canada, substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruiting, human resource management, vendor management and outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments.

The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 weeks ended March 30, 2008 and April 1, 2007. Prior periods have been reclassified to conform with the current presentation. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

11. Segment Disclosures (continued)

	13 Weeks Ended
	2008	2007
Revenue from Services:
Americas Commercial	$639,939	$684,051
Americas PT	232,177	227,629

Total Americas Commercial and PT	872,116	911,680

EMEA Commercial	321,909	297,439
EMEA PT	43,787	36,116

Total EMEA Commercial and PT	365,696	333,555

APAC Commercial	86,693	62,799
APAC PT	8,486	4,599

Total APAC Commercial and PT	95,179	67,398

OCG	55,453	38,225

Consolidated Total	$1,388,444	$1,350,858

Earnings from Operations:
Americas Commercial	$22,195	$23,107
Americas PT	14,103	13,552

Total Americas Commercial and PT	36,298	36,659

EMEA Commercial	(1,579)	(4,468)
EMEA PT	1,024	316

Total EMEA Commercial and PT	(555)	(4,152)

APAC Commercial	65	676
APAC PT	(210)	(147)

Total APAC Commercial and PT	(145)	529

OCG	1,817	527

Corporate Expense	(24,475)	(23,070)

Consolidated Total	$12,940	$10,493

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

12. New Accounting Pronouncements

In February, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays for one year the effective date of FASB Statement No. 157 (“FAS 157”), “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157, which became effective for fiscal years beginning after November 15, 2007 (and for interim periods within those years). The requirements of FSP No. 157-2 will be effective for the Company’s 2009 fiscal year and are not expected to be material.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in earnings, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of FAS 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of FAS 141(R) to fiscal years preceding the effective date are not permitted.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“FAS 160”). FAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under FAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for FAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of FAS 160 to fiscal years preceding the effective date are not permitted. We currently do not have significant minority interests in our consolidated subsidiaries.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. FAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The effective date for FAS 161 is fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of FAS 161 to have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

In the United States, Kelly’s largest market, the first quarter of 2008 was one of economic uncertainty, fueled by unstable credit markets, rising oil prices, stagnant employment, a growing deficit and other assorted factors, all of which are taking a toll on nearly every industry, including the staffing industry. The employment picture failed to show signs of improvement during the quarter. The Bureau of Labor statistics showed increasing job losses in both non-farm and temporary employment in the first quarter. The job losses, as well as the slowing economy, continue to significantly affect our business in the U.S.

Despite these influencing factors, our earnings from continuing operations in the first quarter of 2008 were $0.23 per share, an improvement over 2007. We attribute much of our performance to our continued strategic focus on working to become more geographically diverse, increase our fee-based businesses, improve our margins, accelerate growth in professional and technical staffing, build on our promising outsourcing and consulting services and effectively control costs, including better management of workers’ compensation.

During the first quarter, we completed our organizational shift to newly defined geographic regions – the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”), and began the practice of reporting our financial results by Commercial and Professional and Technical (“PT”) within those groups. Our Staffing Alternatives businesses are now organized globally under our Outsourcing and Consulting Group, and is now reported separately.

These seven segments better define our business focus and support our strategy to become a truly global company. This expanded reporting will also enhance leadership accountability in each segment and provide greater transparency and richer detail to our shareholders. This action also reflects the positive effects of our expansion into growing international markets, emphasis on increasing professional and technical staffing, as well as focus on outsourcing and consulting services.

Results of Operations

First Quarter

Revenue from services in the first quarter of 2008 totaled $1.4 billion, an increase of 2.8% from the same period in 2007. This was the result of an increase in average hourly bill rates of 8.7% (4.5% on a constant currency basis), partially offset by a decrease in hours worked of 7.0%. Fee-based income, which is included in revenue from services, totaled $38.9 million, or 2.8% of total revenue, for the first quarter of 2008, an increase of 28.3% as compared to $30.3 million in the first quarter of 2007. Reflecting the economic slowdown in the U.S. market, revenue for the quarter decreased in the Americas Commercial business segment. Revenue increased in each of the six other business segments.

The Easter holiday took place during the first quarter in 2008, and the second quarter in 2007, resulting in fewer contributing workdays in the first quarter of 2008, as compared to the first quarter of 2007. We believe that the overall effect of the Easter holiday on reported revenue for the first quarter was approximately 1%.

Compared to the first quarter of 2007, the U.S. dollar was weaker against many foreign currencies, including the euro, the Australian dollar and the Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, first quarter revenue decreased 1.2% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2008 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2007. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on first quarter revenue:

	First Quarter Revenue
	2008	2007	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas Commercial	$631.3	$684.1	(7.7	) %
Americas PT	231.7	227.6	1.8

Total Americas Commercial and PT - Constant Currency	863.1	911.7	(5.3)

EMEA Commercial	292.7	297.4	(1.6)
EMEA PT	39.5	36.1	9.3

Total EMEA Commercial and PT - Constant Currency	332.1	333.6	(0.4)

APAC Commercial	77.5	62.8	23.4
APAC PT	7.5	4.6	63.5

Total APAC Commercial and PT - Constant Currency	85.0	67.4	26.1

OCG	54.3	38.2	42.2

Total Revenue from Services - Constant Currency	1,334.6	1,350.9	(1.2)
Foreign Currency Impact	53.9

Revenue from Services	$1,388.4	$1,350.9	2.8%

Gross profit of $249.9 million was 9.0% higher than the gross profit of $229.2 million for the same period of the prior year. The gross profit rate for the first quarter of 2008 was 18.0%, versus 17.0% for the first quarter of 2007. Compared to the prior year, the gross profit rate increased in both the Americas and EMEA Commercial and PT segments, as well as the OCG segment, and decreased in both the APAC Commercial and PT business segments.

The improvement in the gross profit rate is primarily due to improved workers’ compensation rates and growth in fee-based income. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $4.6 million for the first quarter of 2008. This compares to a similar adjustment reducing prior year workers’ compensation claims by $3.1 million for the first quarter of 2007.

Selling, general and administrative expenses totaled $236.9 million, an increase of 8.3% year over year. Selling, general and administrative expenses expressed as a percentage of gross profit were 94.8% in the first quarter of 2008, a 0.6 percentage point decrease compared to the 95.4% rate in the first quarter of 2007. The majority of the growth in selling, general and administrative expenses is in the EMEA, APAC and OCG segments, where the Company continues to make strategic investments. Included in selling, general and administrative expenses for the first quarter of 2007 are $2.6 million of expenses related to the United Kingdom (“U.K.”) restructuring actions.

During the first quarter of 2007, our U.K. operations closed 18 of the 22 branches scheduled for closure and incurred $2.6 million of restructuring charges associated with these actions. These charges were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. The $2.6 million charge included $2.2 million for facility exit costs and $0.4 million for accelerated depreciation of leasehold improvements and personal property.

Earnings from operations in the first quarter of 2008 totaled $12.9 million, a 23.3% increase compared to earnings from operations of $10.5 million reported for the first quarter of 2007. Included in earnings from operations for the first quarter of 2007 are $2.6 million of expenses related to the U.K. restructuring actions.

Other expense, net in the first quarter of 2008 was $0.1 million, compared to income of $0.7 million for the same period last year. The change is primarily attributable to increased debt and lower average cash balances, as compared to last year.

The effective income tax rate on continuing operations in the first quarter of 2008 was 38.0%, an improvement from last year’s rate of 52.9% for the first quarter. The majority of the improvement was related to 2007 restructuring costs in the U.K. which were not currently deductible, and foreign tax credits recognized in the first quarter of 2008.

Earnings from continuing operations were $8.0 million in the first quarter of 2008, compared to $5.3 million in the first quarter of 2007. Included in earnings from continuing operations in 2007 are $2.6 million of expenses related to the U.K. restructuring actions.

Earnings from discontinued operations include the first quarter operating results, net of tax, for Kelly Home Care (“KHC”), which was sold in the first quarter of 2007, and Kelly Staff Leasing, which was sold in the fourth quarter of 2006. Additionally, earnings from discontinued operations for the first quarter of 2007 include the $6.2 million gain, net of tax, on the sale of KHC. Earnings from discontinued operations totaled $0.2 million in the first quarter of 2008 and $6.7 million in the first quarter of 2007. Earnings from discontinued operations for 2008 represent adjustments to liabilities retained as part of the sale agreements.

First quarter net earnings for 2008 totaled $8.2 million, a decrease of 30.9% as compared to last year. Basic and diluted earnings per share from continuing operations for the first quarter of 2008 were $0.23, as compared to basic and diluted earnings per share from continuing operations of $0.14 for the first quarter of 2007.

During the first quarter of 2008, the Company realigned its operations into seven reporting segments – Americas Commercial, Americas PT, EMEA Commercial, EMEA PT, APAC Commercial, APAC PT and OCG. Corporate expenses that directly support the operating units have been allocated to all seven segments. Prior periods were reclassified to conform with the current presentation.

Americas Commercial

	First Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$639.9	$684.1	(6.4	) %
Earnings from Operations	22.2	23.1	(3.9)

Gross profit rate	16.4%	15.9%	0.5%
Expense rates:
% of revenue	12.9	12.5	0.4
% of gross profit	78.8	78.7	0.1
Operating margin	3.5	3.4	0.1

Revenue from services in the Americas Commercial segment totaled $639.9 million in the first quarter of 2008, a 6.4% decrease compared to the $684.1 million reported for the same period in 2007. This reflected a decrease in hours worked of 11.2%, partially offset by an increase in average hourly bill rates of 5.3% (3.9% on a constant currency basis). Fee-based income totaled $4.2 million in the first quarter of 2008, a 6.5% decrease from the $4.5 million in the first quarter of 2007.

On a year-over-year basis, revenue decreased 6.2% in January, 5.3% in February and 7.8% in March. We believe the effect of the shift in the Easter holiday on first quarter revenue for Americas Commercial was approximately 1%. Americas Commercial represented 46.1% of total Company revenue in the first quarter of 2008 and 50.6% in the first quarter of 2007.

Americas Commercial earnings from operations totaled $22.2 million in the first quarter of 2008, as compared to first quarter earnings of $23.1 million last year. The 0.1 percentage point increase in the operating margin reflected a 0.5 percentage point increase in the gross profit rate, partially offset by a 0.4 percentage point increase in selling, general and administrative expenses as a percent of revenue (“expense rate as a percentage of revenues”).

The increase in the gross profit rate reflected lower workers’ compensation costs, as well as lower unemployment costs. As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the first quarter. Of the total $4.6 million adjustment booked in the first quarter of 2008, $4.0 million is reflected in the results of Americas Commercial. This compares to a similar adjustment of $2.7 million in the first quarter of 2007. Selling, general and administrative expenses decreased by 3.5% compared to the prior year, due to a strong focus on controlling costs in this segment.

Americas PT

	First Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$232.2	$227.6	2.0%
Earnings from Operations	14.1	13.6	4.1

Gross profit rate	18.2%	17.7%	0.5%
Expense rates:
% of revenue	12.1	11.8	0.3
% of gross profit	66.5	66.4	0.1
Operating margin	6.1	6.0	0.1

Revenue from services in the Americas PT segment for the first quarter of 2008 totaled $232.2 million, an increase of 2.0% compared to the $227.6 million reported in the first quarter of 2007. This reflected an increase in average billing rates of 3.2%, partially offset by a decrease in hours worked of 1.2%. The acquisition of CGR/seven, a creative staffing business acquired at the end of the first quarter of 2007, contributed 0.7% to the Americas PT revenue growth. Fee-based income totaled $5.3 million in the first quarter of 2008 and $5.0 million in the first quarter of 2007, an increase of 6.2%.

On a year-over-year basis, revenue increased 2.2% in January, 2.9% in February and 0.9% in March. We believe the effect of the shift in the Easter holiday on first quarter revenue for Americas PT was approximately 1%. Americas PT revenue represented 16.7% of total Company revenue in the first quarter of 2008 and 16.9% in the first quarter of 2007.

Americas PT earnings from operations for the first quarter of 2008 totaled $14.1 million, an increase of 4.1% from the same period in 2007. The 0.1 percentage point increase in the operating margin reflected a 0.5 percentage point improvement in the gross profit rate, partially offset by a 0.3 percentage point increase in the expense rate as a percentage of revenues.

The Americas PT gross profit rate increased primarily due to increases in fee-based income, lower state unemployment costs and the acquisition CGR/seven. Americas PT’s share of the reduction in workers’ compensation expense in the first quarter of 2008 was $0.4 million. This compares to a similar adjustment in the first quarter of 2007 of $0.2 million. Selling, general and administrative expenses increased by 4.6% compared to the prior year, due primarily to the acquisition of CGR/seven and increased staffing costs related to adding permanent placement recruiters.

EMEA Commercial

	First Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$321.9	$297.4	8.2%
Earnings from Operations	(1.6)	(4.5)	64.7

Gross profit rate	17.3%	16.5%	0.8%
Expense rates:
% of revenue	17.8	18.0	(0.2)
% of gross profit	102.8	109.1	(6.3)
Operating margin	(0.5)	(1.5)	1.0

Translated U.S. dollar revenue from services in EMEA Commercial for the first quarter of 2008 totaled $321.9 million, an 8.2% increase compared to the $297.4 million reported in the first quarter of 2007. This resulted from a 20.1% increase in fee-based income and an increase in the translated U.S. dollar average hourly bill rates of 11.1%, partially offset by a decrease in hours worked of 2.9%. Fee-based income totaled $10.7 million in the first quarter of 2008 and $8.9 million in the first quarter of 2007. EMEA Commercial revenue represented 23.2% of total Company revenue in the first quarter of 2008 and 22.0% in the first quarter of 2007.

On a constant currency basis, revenue decreased by 1.6%, fee-based income increased 10.0% and average hourly bill rates increased 1.0% from the first quarter of 2007. On a year-over-year basis, constant currency revenue increased 0.2% in January and 1.7% in February, and decreased 6.7% in March. We believe the effect of the shift in the Easter holiday on first quarter constant currency revenue for EMEA Commercial was approximately 3%.

EMEA Commercial loss from operations for the first quarter of 2008 totaled $1.6 million, compared to a loss of $4.5 million last year. The prior year includes a $2.6 million charge related to the restructuring of the U.K. operations. The 0.8 percentage point increase in the gross profit rate, combined with a 0.2 percentage point decrease in the expense rate as a percentage of revenues, resulted in a 1.0 percentage point increase in the operating margin.

The 0.8 percentage point increase in the EMEA Commercial gross profit rate for the first quarter of 2008 was primarily due to strong growth in fee-based income. On a constant currency basis, selling, general and administrative expenses decreased 2.4% from the prior year. Included in 2007 first quarter expenses is the effect of $2.6 million in U.K. restructuring costs.

EMEA PT

	First Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$43.8	$36.1	21.2%
Earnings from Operations	1.0	0.3	224.1

Gross profit rate	29.8%	25.7%	4.1%
Expense rates:
% of revenue	27.4	24.9	2.5
% of gross profit	92.1	96.6	(4.5)
Operating margin	2.3	0.9	1.4

Translated U.S. dollar revenue from services in EMEA PT for the first quarter of 2008 totaled $43.8 million, a 21.2% increase compared to the $36.1 million reported in the first quarter of 2007. This resulted from a 67.8% increase in fee-based income and a 16.9% increase in the translated U.S. dollar average hourly bill rates, partially offset by a decrease in hours worked of 1.4%. Fee-based income totaled $6.9 million in the first quarter of 2008 and $4.1 million in the first quarter of 2007. EMEA PT revenue represented 3.1% of total Company revenue in the first quarter of 2008 and 2.7% in the first quarter of 2007.

On a constant currency basis, revenue increased by 9.3%, fee-based income increased 49.1% and average hourly bill rates increased 5.6% from the first quarter of 2007. On a year-over-year basis, constant currency revenue growth by month was 13.0% in January, 9.8% in February and 4.9% in March. We believe the effect of the shift in the Easter holiday on first quarter constant currency revenue for EMEA PT was approximately 3%.

Operating earnings for EMEA PT for the first quarter were $1.0 million in 2008 and $0.3 million in 2007. The 1.4 percentage point increase in the operating margin reflected the 4.1 percentage point increase in the gross profit rate, partially offset by a 2.5 percentage point increase in the expense rate as a percentage of revenues.

The increase in the EMEA PT gross profit rate was primarily due to very strong growth in fee-based income. On a constant currency basis, selling, general and administrative expenses increased 19.9% from the prior year, due to costs associated with branch openings made during the second through fourth quarters last year. Additionally, EMEA PT expenses increased as a result of the acquisition of Talents Technology in the Czech Republic and Poland in the first quarter of 2007.

APAC Commercial

	First Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$86.7	$62.8	38.0%
Earnings from Operations	0.1	0.7	(90.4)

Gross profit rate	16.7%	16.9%	(0.2	) %
Expense rates:
% of revenue	16.7	15.8	0.9
% of gross profit	99.6	93.6	6.0
Operating margin	0.1	1.1	(1.0)

Translated U.S. dollar revenue from services in APAC Commercial for the first quarter of 2008 totaled $86.7 million, a 38.0% increase compared to the $62.8 million reported in the first quarter of 2007. This resulted from a 35.3% increase in fee-based income, an increase in the translated U.S. dollar average hourly bill rates of 36.0% and an increase in hours worked of 1.6%. The increase in average hourly bill rates for APAC Commercial was due to a change in mix from countries with lower average bill rates to those with higher average bill rates. Fee-based income totaled $4.3 million in the first quarter of 2008 and $3.2 million in the first quarter of 2007. APAC Commercial revenue represented 6.3% of total Company revenue in the first quarter of 2008 and 4.7% in the first quarter of 2007.

On a constant currency basis, revenue increased by 23.4%, fee-based income increased 21.0% and average hourly bill rates increased 21.6% from the first quarter of 2007. On a year-over-year basis, constant currency revenue growth by month was 28.0% in January, 23.7% in February and 18.5% in March. We believe the effect of the shift in the Easter holiday on first quarter constant currency revenue for APAC Commercial was approximately 3%. Acquisitions last year contributed approximately 15% to APAC Commercial constant currency revenue growth.

Operating earnings for APAC Commercial for the first quarter were $0.1 million in 2008 and $0.7 million in 2007. The 0.2 percentage point decrease in the gross profit rate, combined with a 0.9 percentage point increase in the expense rate as a percentage of revenues, resulted in the 1.0 percentage point decline in the operating margin. U.S. dollar reported selling, general and administrative expenses increased 45.3%, due to significant investments in this region, through acquisitions made in the prior year and costs associated with new branches.

APAC PT

	First Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$8.5	$4.6	84.5%
Earnings from Operations	(0.2)	(0.1)	(42.9)

Gross profit rate	30.7%	34.2%	(3.5	) %
Expense rates:
% of revenue	33.2	37.4	(4.2)
% of gross profit	108.1	109.3	(1.2)
Operating margin	(2.5)	(3.2)	0.7

Translated U.S. dollar revenue from services in APAC PT for the first quarter of 2008 totaled $8.5 million, an 84.5% increase compared to the $4.6 million reported in the first quarter of 2007. This resulted from a 40.6% increase in fee-based income and an increase in hours worked of 66.3%, combined with an increase in the translated U.S. dollar average hourly bill rates of 18.2%. The increase in average hourly bill rates for APAC PT was due to a change in mix from countries with lower average bill rates to those with higher average bill rates. Fee-based income totaled $1.4 million in the first quarter of 2008 and $1.0 million in the first quarter of 2007. APAC PT revenue represented 0.6% of total Company revenue in the first quarter of 2008 and 0.3% in the first quarter of 2007.

On a constant currency basis, revenue increased by 63.5%, fee-based income increased 25.5% and average hourly bill rates increased 4.6% from the first quarter of 2007. On a year-over-year basis, constant currency revenue growth by month was 64.1% in January, 61.7% in February and 64.6% in March. We believe the effect of the shift in the Easter holiday on first quarter constant currency revenue for APAC PT was approximately 2%.

The loss from operations for APAC PT for the first quarter was $0.2 million in 2008 and $0.1 million in 2007. The 4.2 percentage point decrease in the expense rate as a percentage of revenues was partially offset by a 3.5 percentage point decrease in the gross profit rate, resulting in a 0.7 percentage point improvement in the operating margin. The decrease in the APAC PT gross profit rate for the first quarter of 2008 was due to a change in the mix of traditional, hours-based business versus fee-based business. Selling, general and administrative expenses increased by 63.6%, due primarily to significant investments in this region, including costs associated with new branches.

OCG

	First Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$55.5	$38.2	45.1%
Earnings from Operations	1.8	0.5	244.8

Gross profit rate	31.0%	25.3%	5.7%
Expense rates:
% of revenue	27.7	24.0	3.7
% of gross profit	89.4	94.6	(5.2)
Operating margin	3.3	1.4	1.9

Revenue from services in the OCG segment for the first quarter of 2008 totaled $55.5 million, an increase of 45.1% compared to the $38.2 million reported in the first quarter of 2007. Fee-based income totaled $6.1 million in the first quarter of 2008 and $3.6 million in the first quarter of 2007, an increase of 67.6%. On a year-over-year basis, revenue increased 42.9% in January, 46.2% in February and 46.4% in March. OCG revenue represented 4.0% of total Company revenue in the first quarter of 2008 and 2.8% in the first quarter of 2007. Acquisitions last year contributed approximately 10% to OCG revenue growth.

HRfirst, Kelly Vendor Management and Kelly Management Services were the leading performers in revenue and earnings growth in OCG in the first quarter of 2008. The Ayers Group reported a year-over-year revenue decline in the first quarter of 2008.

OCG earnings from operations for the first quarter of 2008 totaled $1.8 million, a significant increase from earnings of $0.5 million in 2007. The OCG operating margin increased by 1.9 percentage points, compared to the prior year. This was driven by the 5.7 percentage point increase in the gross profit rate, partially offset by the 3.7 percentage point increase in the expense rate as a percentage of revenues.

The OCG gross profit rate increased primarily due to improved margins in the recruitment processing outsourcing unit, coupled with revenue growth in fee-based business units, such as Kelly Vendor Management. Selling, general and administrative expenses increased 68.0% from the prior year, due to investments to build out implementation and operations infrastructure.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $88 million at the end of the first quarter of 2008, a decrease of $5 million from the $93 million at year-end 2007. As further described below, the Company generated $24 million of cash from operating activities, used $15 million of cash in investing activities and used $18 million in financing activities.

Operating Activities

In the first quarter of 2008, the Company generated $24 million in cash from its operating activities, as compared to $14 million in the first quarter of 2007. This increase is due primarily to higher earnings from continuing operations.

Trade accounts receivable totaled $931 million at the end of the first quarter of 2008. Global days sales outstanding at the end of the first quarter of 2008 were 52 days, compared to 51 days as of the end of first quarter in the prior year.

The Company’s working capital position was $479 million at the end of the first quarter of 2008 and at year-end 2007. The current ratio was 1.8 at both the end of the first quarter of 2008 and year-end 2007.

Investing Activities

In the first quarter of 2008, the Company used $15 million for investing activities, compared to $13 million in the first quarter of 2007. Capital expenditures totaled $7 million for the first quarter of 2008 and $9 million for the first quarter of 2007.

Capital expenditures for 2008, which are primarily related to the Company’s information technology programs and branch openings, refurbishments and relocations, are expected to total approximately $45 million, compared to $46 million for 2007. This level reflects continued spending associated with the implementation of the PeopleSoft payroll, billing and accounts receivable project.

The PeopleSoft payroll, billing and accounts receivable project is intended to cover the U.S., Canada, Puerto Rico, U.K. and Ireland. Through 2007, the Company has implemented accounts receivable in all locations, and payroll and billing in the U.K. and Ireland. The Company expects to implement payroll in Canada during 2008. The Company expects to spend approximately $9 to $10 million in capital expenditures and approximately $7 to $8 million in selling, general and administrative expenses in 2008, bringing the total cost to approximately $79 to $81 million through 2008, of which approximately $56 to $57 million will be capital expenditures and approximately $23 to $24 million will be selling, general and administrative expenses. The U.S. and Puerto Rico payroll implementations, and U.S., Canada and Puerto Rico billing implementations have been delayed until 2010. The total cost to complete these implementations has not yet been determined.

During the first quarter of 2008, $7.5 million was paid related primarily to the 2007 acquisition of access AG, a specialized recruitment services company headquartered in Germany with operations in Austria. Of this amount, $4.3 million represents the payment of a previously recorded liability, and the remaining $3.2 million represents adjustments to the initial purchase price.

During the first quarter of 2007, the Company sold the Kelly Home Care business for cash proceeds of $12.5 million. The results of operations and the gain on sale are presented in discontinued operations in 2007.

At the end of the first quarter of 2007, the Company purchased the remaining shares of Tempstaff Kelly, Inc., a joint venture originally created with Sony Corporation and Tempstaff, one of the largest staffing companies in Japan, for $2 million, net of cash received. With the purchase of the remaining 51% interest in Tempstaff Kelly, Tempstaff Kelly became a wholly owned, consolidated subsidiary of Kelly Services, Inc. as of April 1, 2007. Tempstaff Kelly is included in the APAC Commercial business segment subsequent to April 1, 2007.

During the first quarter of 2007, the Company acquired the net operating assets of Talents Technology, a permanent placement and executive search firm with operations in the Czech Republic and Poland, for $3 million in cash. The transaction also includes additional contingent earnout payments of up to $1.6 million over the next three years, based primarily on the achievement of certain earnings targets. Talents Technology is included in the EMEA PT business segment as of April 1, 2007.

At the end of the first quarter of 2007, the Company also acquired the net operating assets of CGR/seven LLC, a creative staffing services firm that specializes in providing creative talent, for $12 million in cash at the date of acquisition and $1 million payable in each of the years 2008 and 2009, and possible additional earnout payments of up to $2 million payable in each of the years 2008 and 2009, based primarily on the achievement of certain earnings targets. CGR/seven is included in the Americas PT business segment as of April 1, 2007.

Financing Activities

In the first quarter of 2008, the Company used $18 million in financing activities and generated $0.1 million in the first quarter of 2007. Short-term debt totaled $48 million at the end of the first quarter of 2008, compared to $50 million at year-end 2007. At the end of the first quarter of 2008, debt represented approximately 11.5% of total capital.

During the first quarter of 2008, 436,697 shares were repurchased for $8.0 million under the $50 million Class A share repurchase program authorized by the board of directors in August, 2007. The total number of outstanding Class A shares repurchased under the program were 2,116,570 at a total cost of $43 million.

In the first quarter of 2008, the Company made $4.7 million in dividend payments and $4.3 million in net repayments on the revolving line of credit. In the first quarter of 2007, the Company obtained short-term financing utilizing an $8.2 million yen-denominated credit facility to purchase the additional 51% interest in Tempstaff Kelly, as well as to fund local working capital.

New Accounting Pronouncements

See Note 12, New Accounting Pronouncements, in the Notes to Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Contractual Obligations and Commercial Commitments

There are no material changes in the Company’s obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 13, 2008. The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company expects to meet its cash requirements over at least the next 12 months, including the funding of the PeopleSoft payroll, billing and accounts receivable project and future acquisitions principally through cash generated from operations, available cash and equivalents, committed unused credit facilities, public or private bonds or other sources appropriate to the size and nature of the acquisition.

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

In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2008 first quarter earnings.

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

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

Effective December 31, 2007, Michael E. Debs began serving as the Company’s Chief Financial Officer on an interim basis, in addition to his responsibility as Principal Accounting Officer.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the financial statements of this Quarterly Report on Form 10-Q for a discussion of current legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of Company’s Annual Report filed on Form 10-K for year ended December 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in thousands of dollars)
December 31, 2007 through February 3, 2008	89,734	$18.03	86,697	$13,735

February 4, 2008 through March 2, 2008	365,337	18.34	350,000	$7,322

March 3, 2008 through March 30, 2008	165	19.59	—	$7,322

Total	455,236	$18.28	436,697

On August 8, 2007, the Company’s board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. The Company intends to repurchase shares under the program, from time to time, in the open market. The repurchase program has a term of 24 months. We may also reacquire shares outside the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Accordingly, 18,539 shares were reacquired in transactions outside the program during the quarter.

Item 6. Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 31 of this filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 7, 2008

/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description
10.5	Kelly Services, Inc. Non-Employee Director Stock Award Plan, as amended and restated effective February 12, 2008 (Reference is made to Appendix A to the Definitive Proxy Statement furnished in connection with the solicitation of proxies on behalf of the Board of Directors for use at the Annual Meeting of Stockholders of the Company held May 6, 2008 filed with the Commission on April 4, 2008, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.