Form 10-Q
period 2008-06-29
KELLY SERVICES INC
filed 2008-08-06
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                               Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                Yes [  ]      No [X]

At July 25, 2008, 31,298,504 shares of Class A and 3,459,585 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Revenue from services	$1,452,007	$1,415,674	$2,840,451	$2,766,532

Cost of services	1,194,605	1,168,108	2,333,162	2,289,758

Gross profit	257,402	247,566	507,289	476,774

Selling, general and administrative expenses	242,448	225,300	479,395	444,015

Earnings from operations	14,954	22,266	27,894	32,759

Other income, net	149	930	98	1,603

Earnings from continuing operations before taxes	15,103	23,196	27,992	34,362

Income taxes	4,673	7,885	9,571	13,793

Earnings from continuing operations	10,430	15,311	18,421	20,569

Earnings from discontinued operations, net of tax	87	18	325	6,675

Net earnings	$10,517	$15,329	$18,746	$27,244

Basic earnings per share:
Earnings from continuing operations	$0.30	$0.42	$0.53	$0.56
Earnings from discontinued operations	-	-	0.01	0.18

Net earnings	$0.30	$0.42	$0.54	$0.74

Diluted earnings per share:
Earnings from continuing operations	$0.30	$0.41	$0.53	$0.56
Earnings from discontinued operations	-	-	0.01	0.18

Net earnings	$0.30	$0.41	$0.54	$0.74

Dividends per share	$.135	$.125	$.27	$.25

Average shares outstanding (thousands):
Basic	34,696	36,658	34,760	36,585
Diluted	34,805	36,962	34,878	36,948

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars except share items)

ASSETS	June 29, 2008	December 30, 2007
CURRENT ASSETS:
Cash and equivalents	$85,369	$92,817
Trade accounts receivable, less allowances of
$16,952 and $18,172, respectively	952,511	888,334
Prepaid expenses and other current assets	55,882	53,392
Deferred taxes	28,197	29,294

Total current assets	1,121,959	1,063,837

PROPERTY AND EQUIPMENT:
Land and buildings	63,129	62,707
Computer hardware and software, equipment, furniture and leasehold improvements	344,090	326,314
Accumulated depreciation	(234,706)	(211,002)

Net property and equipment	172,513	178,019

NONCURRENT DEFERRED TAXES	48,012	43,436

GOODWILL, NET	145,202	147,168

OTHER ASSETS	141,854	141,537

TOTAL ASSETS	$1,629,540	$1,573,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$44,962	$49,729
Accounts payable	209,899	171,471
Accrued payroll and related taxes	290,777	270,575
Accrued insurance	23,027	23,696
Income and other taxes	65,076	69,779

Total current liabilities	633,741	585,250

NONCURRENT LIABILITIES:
Long-term debt	51,349	48,394
Accrued insurance	58,817	60,404
Accrued retirement benefits	76,189	78,382
Other long-term liabilities	15,436	13,338

Total noncurrent liabilities	201,791	200,518

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,633,906 at 2008 and 2007	36,634	36,634
Class B common stock, shares issued 3,481,960 at 2008 and 2007	3,482	3,482
Treasury stock, at cost
Class A common stock, 5,335,862 shares at 2008 and 5,036,085 at 2007	(110,839)	(105,712)
Class B common stock, 22,375 shares at 2008 and 22,575 at 2007	(595)	(600)
Paid-in capital	33,257	34,500
Earnings invested in the business	786,597	777,338
Accumulated other comprehensive income	45,472	42,587

Total stockholders’ equity	794,008	788,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,629,540	$1,573,997

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Capital Stock
Class A common stock
Balance at beginning of period	$36,634	$36,633	$36,634	$36,633
Conversions from Class B	-	-	-	-

Balance at end of period	36,634	36,633	36,634	36,633

Class B common stock
Balance at beginning of period	3,482	3,483	3,482	3,483
Conversions to Class A	-	-	-	-

Balance at end of period	3,482	3,483	3,482	3,483

Treasury Stock
Class A common stock
Balance at beginning of period	(112,859)	(73,631)	(105,712)	(78,241)
Exercise of stock options, restricted stock awards and other	2,020	2,177	2,848	6,787
Purchase of treasury stock	-	-	(7,975)	-

Balance at end of period	(110,839)	(71,454)	(110,839)	(71,454)

Class B common stock
Balance at beginning of period	(595)	(600)	(600)	(600)
Exercise of stock options, restricted stock awards and other	-	-	5	-

Balance at end of period	(595)	(600)	(595)	(600)

Paid-in Capital
Balance at beginning of period	34,488	33,205	34,500	32,048
Exercise of stock options, restricted stock awards and other	(1,231)	(1,093)	(1,243)	64

Balance at end of period	33,257	32,112	33,257	32,112

Earnings Invested in the Business
Balance at beginning of period	780,824	742,718	777,338	735,104
Adoption of FIN 48	-	-	-	332
Net earnings	10,517	15,329	18,746	27,244
Dividends	(4,744)	(4,638)	(9,487)	(9,271)

Balance at end of period	786,597	753,409	786,597	753,409

Accumulated Other Comprehensive Income
Balance at beginning of period	51,608	32,182	42,587	30,130
Foreign currency translation adjustments, net of tax	15	4,811	7,827	7,096
Unrealized losses on investments, net of tax	(6,151)	(260)	(4,942)	(493)

Balance at end of period	45,472	36,733	45,472	36,733

Stockholders’ Equity at end of period	$794,008	$790,316	$794,008	$790,316

Comprehensive Income
Net earnings	$10,517	$15,329	$18,746	$27,244
Foreign currency translation adjustments, net of tax	15	4,811	7,827	7,096
Unrealized losses on investments, net of tax	(6,151)	(260)	(4,942)	(493)

Comprehensive Income	$4,381	$19,880	$21,631	$33,847

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	26 Weeks Ended
	June 29, 2008	July 1, 2007

Cash flows from operating activities:
Net earnings	$18,746	$27,244
Noncash adjustments:
Depreciation and amortization	22,504	20,868
Provision for bad debts	1,962	2,346
Stock-based compensation	1,637	1,361
Gain on sale of discontinued operations	-	(6,166)
Other, net	1,824	(371)
Changes in operating assets and liabilities	(5,370)	(15,608)

Net cash from operating activities	41,303	29,674

Cash flows from investing activities:
Capital expenditures	(15,614)	(21,295)
Acquisition of companies, net of cash received	(10,607)	(24,733)
Proceeds from sale of discontinued operations	-	12,500
Other investing activities	(433)	(754)

Net cash from investing activities	(26,654)	(34,282)

Cash flows from financing activities:
Net decrease in revolving line of credit	(7,388)	(720)
Proceeds from debt	-	8,223
Dividend payments	(9,487)	(9,271)
Purchase of treasury stock	(7,975)	-
Stock options and other stock sales	53	5,649
Other financing activities	(704)	(6,509)

Net cash from financing activities	(25,501)	(2,628)

Effect of exchange rates on cash and equivalents	3,404	1,271

Net change in cash and equivalents	(7,448)	(5,965)
Cash and equivalents at beginning of period	92,817	118,428

Cash and equivalents at end of period	$85,369	$112,463

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements include, from the date of acquisition, the Company’s majority-owned subsidiaries in China acquired during the second quarter of 2007. The Company consolidates the Chinese companies and records an adjustment in other income, net in the Company’s consolidated statement of earnings to reflect the portion of the earnings, net of tax, attributable to the minority shareholders. The accumulated minority interest from the date of acquisition is included in other long-term liabilities on the Company’s consolidated balance sheet. All significant intercompany balances and transactions have been eliminated.

The Company has realigned its operations into seven reporting segments, as disclosed in Note 11. Prior periods have been reclassified to conform with the current presentation.

During the second quarter of 2008, the Company identified an error of $852 related to the understatement of an asset impairment charge recorded in the first quarter of 2008. The Company identified and corrected this error in the second quarter of 2008, which had the effect of increasing selling, general and administrative expenses by $852, reducing earnings from continuing operations before taxes and net earnings by $852 and $526, respectively. The Company does not believe this adjustment is material to the first or second quarters of 2008 and, as a result, has not restated its previously issued quarterly financial statements for the three months ended March 30, 2008. For the six months ended June 29, 2008, the total pretax software impairment charge amounted to $1,740.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

2. Fair Value Measurements

Effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), for assets and liabilities that are measured at fair value on a recurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The three fair value hierarchy levels are defined as follows:

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

The following table presents the assets carried at fair value as of June 29, 2008 on the consolidated balance sheet by fair value hierarchy level, as described above. The Company carried no liabilities at fair value as of June 29, 2008.

	Fair Value Measurements on a Recurring Basis As of June 29, 2008

Description	Level 1	Level 2	Level 3	Total

Money market funds	$4,444	$-	$-	$4,444

Available-for sale investment	26,536	-	-	26,536

Total assets at fair value	$30,980	$-	$-	$30,980

Money market funds with Level 1 inputs to the valuation methodology represent investments in money market accounts, of which $3,050 is included in cash and equivalents and $1,394 of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuation is based on quoted market prices of those accounts as of the period end.

Available-for-sale investment with Level 1 inputs to the valuation methodology represents the Company’s investment in Tempstaff, Inc. and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Tempstaff, Inc. stock on the Tokyo Stock Exchange as of the period end.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

3. Acquisitions

During the first six months of 2008, $7,607 was paid related primarily to the 2007 acquisition of access AG, a specialized recruitment services company headquartered in Germany with operations in Austria. Of this amount, $4,267 represents the payment of a previously recorded liability, and the remaining $3,340 represents adjustments to the initial purchase price. In April, 2008, an additional $1,000 acquisition payment and $2,000 earnout payment, both accrued as of the 2007 fiscal year end, were paid related to the 2007 acquisition of CGR/seven LLC, a creative staffing services firm that specializes in providing creative talent. The table below summarizes the estimated fair values of the assets and liabilities adjusted during the first six months of 2008:

2008

Goodwill	$(1,966)
Identified intangibles	7,575
Non-current liabilities	(2,269)

Total purchase price	$3,340

Included in the adjustments above was $5,644 of intangible assets associated with customer lists. These assets will be amortized over a period of 15 years and will have no residual value. Also included in identified intangibles are the value of non-compete agreements and trademarks. All contingent earnout payments related to acquisitions will be recorded as additional goodwill.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Acquisitions (continued)

As part of the Company’s strategy to diversify and expand its global operations, Kelly completed four acquisitions during the first six months of 2007: Talents Czech s.r.o. and Talents Polska Spolka z o.o., permanent placement and executive search firms with operations in the Czech Republic and Poland; CGR/seven LLC, a creative services staffing firm located in New York; P-Serv Pte Ltd, a company specializing in temporary staffing, permanent staffing, outsourcing and executive search with operations in China, Hong Kong and Singapore; and the remaining shares of Tempstaff Kelly, Inc. (“Tempstaff Kelly”), a joint venture originally created with Sony Corporation and Tempstaff, one of the largest Japanese staffing companies. With the purchase of the remaining 51% ownership interest, Kelly increased its ownership interest to 100% and began directing all Tempstaff Kelly operations effective April 1, 2007.

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

2007

Current assets	$10,389
Goodwill	26,621
Identified intangibles	7,252
Other noncurrent assets	570
Current liabilities	(5,990)
Non-current liabilities	(104)

Total purchase price	$38,738

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

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the gain recognized in conjunction with the sale of KHC, as well as the results of operations for the current and prior periods, have been reported as discontinued operations in the Company’s consolidated statements of earnings. Additionally, the results of operations for Kelly Staff Leasing, which the Company sold in the fourth quarter of 2006, have also been reported as discontinued operations in the Company’s consolidated statements of earnings. The components of earnings from discontinued operations, net of tax are as follows:

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

4.  Discontinued Operations (continued)

	13 Weeks Ended		26 Weeks Ended
	2008	2007	2008	2007

Revenue from services	$-	$-	$-	$14,777

Operating income from discontinued operations	$141	$29	$526	$827

Less: Income taxes	54	11	201	318

Earnings from discontinued operations, net of tax	87	18	325	509

Gain on sale of discontinued operations	-	-	-	10,153
Less: Income taxes	-	-	-	3,987

Gain on sale of discontinued operations, net of tax	-	-	-	6,166

Discontinued operations, net of tax	$87	$18	$325	$6,675

Earnings from discontinued operations for 2008 represent adjustments to assets and liabilities retained as part of the sale agreements. In connection with the sale of KHC in the first quarter of 2007, $878 of goodwill was allocated to KHC.

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

As of December 30, 2007, the Company completed both restructuring actions and the balance sheet accrual for facility exit costs totaled $394. As of June 29, 2008, the remaining balance sheet accrual related to facility exit costs was not significant.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5.  Restructuring (continued)

As of July 1, 2007, Kelly U.K. closed each of the 22 branches scheduled for closure, reached settlements with landlords for the consolidation of the U.K. headquarters into a single location and incurred $2,166 and $4,800, respectively, of restructuring charges associated with these actions in the 13 and 26 weeks ended July 1, 2007. These expenses were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. For the 13 weeks ended July 1, 2007, the $2,166 charge included $1,978 for facility exit costs and $188 for accelerated depreciation of leasehold improvements and personal property. For the 26 weeks ended July 1, 2007, the $4,800 charge included $4,204 for facility exit costs and $596 for accelerated depreciation. In addition, the Company incurred moving, fit out and lease origination fees related to the headquarters consolidation of $282 as of July 1, 2007. The Company did not incur any significant severance costs in connection with the restructuring.

6.  Goodwill

In connection with the realignment of the Company’s operations into seven reporting segments effective with the first quarter of 2008, the Company revalued the allocation of goodwill among the reportable segments. See Note 11 for a full description of segment names. The changes in the net carrying amount of goodwill for the 26 weeks ended June 29, 2008 were as follows:

	Beginning Balance	Acquisition of Companies	Purchase Price Adjustments (Note 3)	Ending Balance

Americas
Americas Commercial	$16,417	$-	$-	$16,417
Americas PT	39,225	-	-	39,225

Total Americas	55,642	-	-	55,642

EMEA
EMEA Commercial	41,971	-	-	41,971
EMEA PT	15,167	-	-	15,167

Total EMEA	57,138	-	-	57,138

APAC
APAC Commercial	10,852	-	11	10,863
APAC PT	1,831	-	-	1,831

Total APAC	12,683	-	11	12,694

OCG	21,705	-	(1,977)	19,728

Consolidated Total	$147,168	$-	$(1,966)	$145,202

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7.  Earnings Per Share

The reconciliations of earnings per share computations for the 13- and 26-week periods ended June 29, 2008 and July 1, 2007 were as follows:

	13 Weeks Ended		26 Weeks Ended
	2008	2007	2008	2007

Earnings from continuing operations	$10,430	$15,311	$18,421	$20,569
Earnings from discontinued operations, net of tax	87	18	325	6,675

Net earnings	$10,517	$15,329	$18,746	$27,244

Determination of shares (thousands):
Weighted average common shares outstanding	34,696	36,658	34,760	36,585
Effect of dilutive securities:
Stock options	-	184	-	207
Restricted awards and other	109	120	118	156

Weighted average common shares outstanding - assuming dilution	34,805	36,962	34,878	36,948

Basic earnings per share
Earnings from continuing operations	$.30	$.42	$.53	$.56
Earnings from discontinued operations	-	-	.01	.18

Net earnings	$.30	$.42	$.54	$.74

Diluted earnings per share
Earnings from continuing operations	$.30	$.41	$.53	$.56
Earnings from discontinued operations	-	-	.01	.18

Net earnings	$.30	$.41	$.54	$.74

Stock options representing 1,038,000 and 233,000 shares, respectively, for the 13 weeks ended June 29, 2008 and July 1, 2007, and 1,146,000 and 241,000 shares, respectively, for the 26 weeks ended June 29, 2008 and July 1, 2007 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

In connection with the $50,000 Class A share repurchase program authorized by the board of directors in August, 2007, the Company repurchased 437,000 shares for $7,975 during the first quarter of 2008. No shares were repurchased during the second quarter of 2008. A total of $7,322 remains available under the share repurchase program. The repurchase program expires in August, 2009.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

8.  Other Income, Net

Included in Other income, net are the following:

	13 Weeks Ended		26 Weeks Ended
	2008	2007	2008	2007
Interest income	$840	$1,076	$1,913	$2,514
Interest expense	(996)	(570)	(1,990)	(1,322)
Dividend income	309	424	309	424
Minority interest	(4)	-	(134)	-
Net loss in equity investment	-	-	-	(13)

Other income, net	$149	$930	$98	$1,603

9.  Income Taxes

The effective income tax rate on continuing operations in the second quarter of 2008 was 30.9%, compared to 34.0% for the second quarter of 2007. In the second quarter of 2008, the Company determined it is more likely than not that it will realize the deferred tax assets of its Italian subsidiary. As a result, the Company reversed the valuation allowance recorded against those deferred tax assets, resulting in a benefit of $1,362. The change compared with 2007 was also related to 2007 restructuring costs in the U.K. which were not currently deductible.

The effective income tax rate on continuing operations in the first six months of 2008 was 34.2%, compared to 40.1% for the first six months of 2007. The change is due to foreign tax credits related to the Company’s Russian subsidiary recognized in the first quarter of 2008, the reversal of the valuation allowance recorded against deferred tax assets of the Company’s Italian subsidiary recognized in the second quarter of 2008 and 2007 restructuring costs in the U.K. which were not currently deductible.

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

The Company is the subject of a class action lawsuit brought on behalf of employees working in the State of California. The claims in the lawsuit relate to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. On April 30, 2007, the Court certified two sub-classes that correspond to the claims in the case. Kelly is currently preparing motions for summary judgment on both certified claims and will continue to vigorously defend the lawsuit. Potential damages related to this proceeding could be material. The Company believes that it has meritorious defenses to the claims but is unable to predict the outcome of the proceedings.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

10.  Contingencies (continued)

On February 5, 2003 an action was commenced in the Federal District Court for the Eastern District of California by Lynn Noyes against Kelly Services, Inc. alleging religious discrimination. In August 2004 Kelly’s Motion for Summary Judgment was granted dismissing the complaint. Noyes appealed and the case was remanded for trial. On April 4, 2008 a jury returned a verdict against Kelly Services, Inc. finding the Company liable for religious discrimination. The verdict was comprised of: $150 for economic damages; $600 for emotional distress damages and $5,900 in punitive damages. The Company pursued post trial motions which resulted in the reduction of punitive damages to $650. The Company is pursuing other appellate remedies.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business, typically employment discrimination and wage and hour matters. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable with assurance and it is reasonably possible that some matters could be decided unfavorably to the Company. In addition to the class action discussed above, certain legal proceedings seek class action status. These matters seek substantial compensatory, statutory or related damages which, if awarded, could be material.

We have established accruals for certain of the matters discussed above and other litigation where losses are deemed probable and reasonably estimable. These accruals are reflected in our consolidated financial statements. It is reasonably possible, however, that some of the matters discussed above for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be currently estimated.

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

The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 and 26 weeks ended June 29, 2008 and July 1, 2007. Prior periods have been reclassified to conform with the current presentation. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

11.  Segment Disclosures (continued)

	13 Weeks Ended		26 Weeks Ended
	2008	2007	2008	2007
Revenue from Services:
Americas Commercial	$654,167	$696,974	$1,294,106	$1,381,025
Americas PT	238,493	236,406	470,670	464,035

Total Americas Commercial and PT	892,660	933,380	1,764,776	1,845,060

EMEA Commercial	351,677	321,229	673,586	618,668
EMEA PT	46,315	39,165	90,102	75,281

Total EMEA Commercial and PT	397,992	360,394	763,688	693,949

APAC Commercial	90,895	77,888	177,588	140,687
APAC PT	9,411	5,917	17,897	10,516

Total APAC Commercial and PT	100,306	83,805	195,485	151,203

OCG	61,049	38,095	116,502	76,320

Consolidated Total	$1,452,007	$1,415,674	$2,840,451	$2,766,532

Earnings from Operations:
Americas Commercial	$19,706	$25,063	$41,901	$48,170
Americas PT	14,101	13,803	28,204	27,355

Total Americas Commercial and PT	33,807	38,866	70,105	75,525

EMEA Commercial	1,339	3,476	(240)	(992)
EMEA PT	1,370	433	2,394	749

Total EMEA Commercial and PT	2,709	3,909	2,154	(243)

APAC Commercial	514	1,498	579	2,174
APAC PT	(151)	(233)	(361)	(380)

Total APAC Commercial and PT	363	1,265	218	1,794

OCG	857	649	2,674	1,176

Corporate Expense	(22,782)	(22,423)	(47,257)	(45,493)

Consolidated Total	$14,954	$22,266	$27,894	$32,759

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

12. Subsequent Events

On July 9, 2008, the Company was notified by the French government of its eligibility to claim payroll tax credits relating to 2005. Although we have not completed our analysis, the benefit is expected to be approximately $2,000, and will be recorded in the third quarter of 2008.

On July 11, 2008, the Company announced that it signed an agreement to acquire all of the shares of the Portuguese subsidiaries of Randstad Holding N.V., Randstad – Empresa de Trabalho Temporario, Unipessoal, Lda and Randstad – Gestao de Processos, Lda. The transaction is expected to close during the third quarter of 2008 for a purchase price of approximately $14,000. The sale includes 13 branch offices and 15 on-site locations serving the entire Portuguese staffing market. In addition to traditional temporary staffing services, current business lines also include on-site personnel management and permanent placement.

13. New Accounting Pronouncements

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

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in earnings, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Acquisition costs incurred for transactions expected to be completed in 2009 will be expensed as incurred during 2008. Adoption of FAS 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of FAS 141(R) to fiscal years preceding the effective date are not permitted.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

13.  New Accounting Pronouncements (continued)

In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The requirements this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of basic earnings per share using the two-class method under FAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period earnings per share data presented must be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. We are currently evaluating the impact that FSP EITF 03-6-1 will have on our financial statements when it is adopted in the first quarter of fiscal year 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Overall demand for labor in the already-weak U.S. market worsened during the second quarter of 2008, and demand for temporary staffing declined at an even faster rate. Since January, the U.S. economy has lost 438,000 jobs, and June brought the sixth straight month of overall job losses and an unemployment rate of 5.5%. Temporary employment posted 15 consecutive months of year-over-year declines, with the decrease in June being the highest in this cycle. This weakening employment situation is now being experienced in other parts of the world, particularly Western Europe.

As a result of the deteriorating economic conditions and further weakening of the staffing market, our earnings for the second quarter were $0.30 per share, down 27% from the second quarter in 2007. However, despite these results, we did make strategic progress.

•	We improved geographic diversity with our planned expansion into Portugal and Dubai.

•	We successfully expanded our fee-based services in our Outsourcing and Consulting Group (“OCG”).

•	Our Professional and Technical (“PT”) business segments in all three regions – Americas; Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) – increased their earnings.

•	Our gross profit rate was up 20 basis points compared to the second quarter of 2007.

Until we witness sustained temporary job creation, our focus will be on minimizing risk for the short term, taking steps to ensure long-term shareholder value, maintaining an adequate infrastructure and continuing to invest for the future.

Results of Operations

Second Quarter

Revenue from services in the second quarter of 2008 totaled $1.5 billion, an increase of 2.6% from the same period in 2007. This was the result of an increase in average hourly bill rates of 8.1% (4.0% on a constant currency basis), partially offset by a decrease in hours worked of 6.9%. Fee-based income, which is included in revenue from services, totaled $42.4 million, or 2.9% of total revenue, for the second quarter of 2008, an increase of 25.7% as compared to $33.7 million in the second quarter of 2007. Reflecting the economic slowdown in the U.S. market, revenue for the quarter decreased in the Americas Commercial business segment. Revenue increased in each of the six other business segments.

The Easter holiday took place during the first quarter in 2008, and the second quarter in 2007, resulting in more contributing workdays in the second quarter of 2008, as compared to the second quarter of 2007. We believe that the overall effect of the Easter holiday on reported revenue for the second quarter was approximately 1%.

Compared to the second quarter of 2007, the U.S. dollar was weaker against many foreign currencies, including the euro, the Australian dollar and the Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, second quarter revenue decreased 1.3% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2008 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2007. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on second quarter revenue:

	Second Quarter Revenue
	2008	2007	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas Commercial	$648.6	$697.0	(6.9)%
Americas PT	238.2	236.4	0.8

Total Americas Commercial and PT - Constant Currency	886.9	933.4	(5.0)

EMEA Commercial	317.6	321.2	(1.1)
EMEA PT	41.3	39.2	5.6

Total EMEA Commercial and PT - Constant Currency	358.9	360.4	(0.4)

APAC Commercial	83.0	77.9	6.5
APAC PT	8.4	5.9	42.4

Total APAC Commercial and PT - Constant Currency	91.4	83.8	9.1

OCG	59.8	38.1	56.9

Total Revenue from Services - Constant Currency	1,397.0	1,415.7	(1.3)
Foreign Currency Impact	55.0

Revenue from Services	$1,452.0	$1,415.7	2.6%

Gross profit of $257.4 million was 4.0% higher than the gross profit of $247.6 million for the same period of the prior year. The gross profit rate for the second quarter of 2008 was 17.7%, versus 17.5% for the second quarter of 2007. Compared to the prior year, the gross profit rate increased in both the Americas and EMEA PT segments, as well as the OCG segment, and decreased in the EMEA Commercial and APAC Commercial and PT business segments. The gross profit rate was flat in the Americas Commercial business segment, as compared to the prior year.

The improvement in the gross profit rate is primarily due to growth in our higher margin OCG business and increases in fee-based income in EMEA, partially offset by the favorable impact of French payroll tax credits received in 2007. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.

During the second quarter of 2007, the French government changed the method of calculating payroll tax credits, retroactive to the beginning of 2006. In connection with this change, $3.8 million (representing a $5.8 million reduction of cost of services offset by $2.0 million of additional selling, general and administrative expenses) of French payroll tax credits were recognized in the second quarter of 2007. The favorable impact on the overall gross profit rate was approximately 40 basis points.

We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $1.1 million for the second quarter of 2008. This compares to an adjustment reducing prior year workers’ compensation claims by $0.6 million for the second quarter of 2007.

Selling, general and administrative expenses totaled $242.4 million, a year-over-year increase of 7.6% (2.8% on a constant currency basis). Selling, general and administrative expenses expressed as a percentage of gross profit were 94.2% in the second quarter of 2008, a 3.2 percentage point increase compared to the 91.0% rate in the second quarter of 2007. The majority of the growth in selling, general and administrative expenses is in the EMEA, APAC and OCG segments, where the Company continues to make strategic investments. Second quarter selling, general and administrative expenses for 2008 also include an out-of-period adjustment of $0.9 million related to the understatement of an asset impairment charge recorded in the first quarter of 2008. Included in selling, general and administrative expenses for the second quarter of 2007 were $2.4 million of expenses related to the United Kingdom (“U.K.”) restructuring actions.

As of July 1, 2007, our U.K. operations closed each of the 22 branches scheduled for closure, reached agreements with landlords for the U.K. headquarters locations and incurred $2.2 million of restructuring charges associated with these actions in the 13 weeks ended July 1, 2007. These expenses were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. For the 13 weeks ended July 1, 2007, the $2.2 million charge included $2.0 million for facility exit costs and $0.2 million for accelerated depreciation of leasehold improvements and personal property. In addition, the Company incurred moving, fit out and lease origination fees related to the headquarters consolidation of $0.3 million.

Earnings from operations in the second quarter of 2008 totaled $15.0 million, a 32.8% decrease compared to earnings from operations of $22.3 million reported for the second quarter of 2007. Included in earnings from operations for the second quarter of 2007 were $3.8 million of French payroll tax credits and $2.4 million of expenses related to the U.K. restructuring actions.

Other income in the second quarter of 2008 was $0.1 million, compared to $0.9 million for the same period last year. The change is primarily attributable to increased debt and lower average cash balances, as compared to last year.

The effective income tax rate on continuing operations in the second quarter of 2008 was 30.9%, an improvement from last year’s rate of 34.0% for the second quarter. In the second quarter of 2008, we determined it is more likely than not that we will realize the deferred tax assets of our Italian subsidiary. As a result, we reversed the valuation allowance recorded against those deferred tax assets, resulting in a benefit of $1.4 million. The change compared with 2007 was also related to 2007 restructuring costs in the U.K. which were not currently deductible.

Earnings from continuing operations were $10.4 million in the second quarter of 2008, compared to $15.3 million in the second quarter of 2007. Included in earnings from continuing operations in 2007 were $2.6 million of French payroll tax credits, net of tax, and $2.4 million of expenses related to the U.K. restructuring actions.

Earnings from discontinued operations include the second quarter operating results, net of tax, for Kelly Home Care (“KHC”), which was sold in the first quarter of 2007, and Kelly Staff Leasing (“KSL”), which was sold in the fourth quarter of 2006. Earnings from discontinued operations totaled $0.1 million in the second quarter of 2008 and less than $0.1 million in the second quarter of 2007. Earnings from discontinued operations subsequent to disposition represent adjustments to assets and liabilities retained as part of the sale agreements.

Second quarter net earnings for 2008 totaled $10.5 million, a decrease of 31.4% as compared to last year. Basic and diluted earnings per share from continuing operations for the second quarter of 2008 were $0.30, as compared to basic and diluted earnings per share from continuing operations of $0.42 and $0.41, respectively, for the second quarter of 2007. Included in second quarter 2007 diluted earnings per share was the $0.07 per share cost of the U.K. restructuring and $0.07 per share benefit related to French payroll tax credits.

During the first quarter of 2008, the Company realigned its operations into seven reporting segments – Americas Commercial, Americas PT, EMEA Commercial, EMEA PT, APAC Commercial, APAC PT and OCG. Corporate expenses that directly support the operating units have been allocated to all seven segments. Prior periods were reclassified to conform with the current presentation.

Americas Commercial

	Second Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$654.2	$697.0	(6.1)%
Earnings from Operations	19.7	25.1	(21.4)

Gross profit rate	15.7%	15.7%	0.0	pts.
Expense rates:
% of revenue	12.6	12.1	0.5
% of gross profit	80.8	77.1	3.7
Operating margin	3.0	3.6	(0.6)

The change in Americas Commercial revenue from services reflected a decrease in hours worked of 10.5%, partially offset by an increase in average hourly bill rates of 4.8% (4.0% on a constant currency basis). Fee-based income totaled $4.4 million in the second quarter of 2008, a 5.6% decrease from the $4.7 million in the second quarter of 2007.

On a year-over-year basis, revenue decreased 5.6% in April, 6.3% in May and 6.6% in June. We believe the effect of the shift in the Easter holiday on second quarter revenue for Americas Commercial was approximately 1%. Americas Commercial represented 45.1% of total Company revenue in the second quarter of 2008 and 49.2% in the second quarter of 2007.

As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the second quarter. Of the total $1.1 million adjustment booked in the second quarter of 2008, $1.0 million is reflected in the results of Americas Commercial. This compares to an adjustment of $0.5 million in the second quarter of 2007. Selling, general and administrative expenses decreased by 2.0% compared to the prior year, due to a strong focus on controlling costs in this segment.

Americas PT

	Second Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$238.5	$236.4	0.9%
Earnings from Operations	14.1	13.8	2.2

Gross profit rate	17.7%	17.6%	0.1	pts.
Expense rates:
% of revenue	11.8	11.8	0.0
% of gross profit	66.6	66.8	(0.2)
Operating margin	5.9	5.8	0.1

The change in Americas PT revenue from services reflected an increase in average billing rates of 2.0%, partially offset by a decrease in hours worked of 1.3%. Fee-based income totaled $5.4 million in the second quarter of 2008 and $4.9 million in the second quarter of 2007, an increase of 9.8%. This increase is primarily related to fees on transactions subcontracted to other staffing companies, which are included in total fee-based income. The change in placement fee income, which is also included in fee-based income, for Americas PT was flat year over year.

On a year-over-year basis, revenue increased 3.3% in April, and decreased 1.1% in May and 0.2% in June. We believe the effect of the shift in the Easter holiday on second quarter revenue for Americas PT was approximately 1%. Americas PT revenue represented 16.4% of total Company revenue in the second quarter of 2008 and 16.7% in the second quarter of 2007.

The Americas PT gross profit rate increased primarily due to increases in fee-based income. Selling, general and administrative expenses increased by 1.3% compared to the prior year, approximately the same rate of increase as the change in gross profit for Americas PT.

EMEA Commercial

	Second Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$351.7	$321.2	9.5%
Earnings from Operations	1.3	3.5	(61.5)

Gross profit rate	17.4%	18.4%	(1.0)	pts.
Expense rates:
% of revenue	17.0	17.4	(0.4)
% of gross profit	97.8	94.1	3.7
Operating margin	0.4	1.1	(0.7)

The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from a 17.5% increase in fee-based income and an increase in the translated U.S. dollar average hourly bill rates of 13.8%, partially offset by a decrease in hours worked of 4.1%. Fee-based income totaled $11.1 million in the second quarter of 2008 and $9.4 million in the second quarter of 2007. EMEA Commercial revenue represented 24.2% of total Company revenue in the second quarter of 2008 and 22.7% in the second quarter of 2007.

On a constant currency basis, revenue decreased by 1.1%, fee-based income increased 6.4% and average hourly bill rates increased 2.8% from the second quarter of 2007. On a year-over-year basis, constant currency revenue increased 1.3% in April, and decreased 0.5% in May and 4.4% in June. We believe the effect of the shift in the Easter holiday on second quarter constant currency revenue for EMEA Commercial was approximately 2%.

EMEA Commercial earnings from operations for the second quarter of 2008 totaled $1.3 million, compared to $3.5 million last year. The prior year included the effect of the French payroll tax credits of $3.8 million, partially offset by a $2.4 million charge related to the restructuring of the U.K. operations.

The change in the gross profit rate was due to the effect of the French payroll tax credits recorded in 2007, partially offset by increases in fee based income and changes in business and country mix. The favorable impact of the French payroll tax credits on the 2007 EMEA Commercial gross profit rate was 180 basis points. On a constant currency basis, selling, general and administrative expenses as reported were flat year over year. Included in 2007 second quarter expenses was the effect of $2.4 million in U.K. restructuring costs.

On July 9, 2008, the Company was notified by the French government of its eligibility to claim payroll tax credits relating to 2005. Although we have not completed our analysis, the benefit is expected to be approximately $2 million, and will be recorded in the third quarter of 2008.

EMEA PT

	Second Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$46.3	$39.2	18.3%
Earnings from Operations	1.4	0.4	216.4

Gross profit rate	30.4%	29.0%	1.4	pts.
Expense rates:
% of revenue	27.4	27.9	(0.5)
% of gross profit	90.3	96.2	(5.9)
Operating margin	3.0	1.1	1.9

The change in translated U.S. dollar revenue from services in EMEA PT resulted from a 38.2% increase in fee-based income, a 9.5% increase in the translated U.S. dollar average hourly bill rates and an increase in hours worked of 5.0%. Fee-based income totaled $7.7 million in the second quarter of 2008 and $5.6 million in the second quarter of 2007. EMEA PT revenue represented 3.2% of total Company revenue in the second quarter of 2008 and 2.8% in the second quarter of 2007.

On a constant currency basis, revenue increased by 5.6%, fee-based income increased 22.7% and average hourly bill rates decreased 2.2% from the second quarter of 2007. On a year-over-year basis, constant currency revenue growth by month was 11.3% in April, 4.0% in May and 0.5% in June. We believe the effect of the shift in the Easter holiday on second quarter constant currency revenue for EMEA PT was approximately 2%.

The increase in the EMEA PT gross profit rate was primarily due to growth in fee-based income. On a constant currency basis, selling, general and administrative expenses increased 5.2% from the prior year, due to costs associated with branch openings made during the second half of last year. Additionally, EMEA PT expenses increased as a result of the acquisition of Talents Technology in the Czech Republic and Poland in the first quarter of 2007.

APAC Commercial

	Second Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$90.9	$77.9	16.7%
Earnings from Operations	0.5	1.5	(65.7)

Gross profit rate	17.3%	17.4%	(0.1)	pts.
Expense rates:
% of revenue	16.8	15.4	1.4
% of gross profit	96.7	88.9	7.8
Operating margin	0.6	1.9	(1.3)

The change in translated U.S. dollar revenue from services in APAC Commercial resulted from a 36.1% increase in fee-based income, an increase in the translated U.S. dollar average hourly bill rates of 17.5% and an increase in hours worked of 0.1%. The increase in average hourly bill rates for APAC Commercial was due to a change in mix from countries with lower average bill rates to those with higher average bill rates. Fee-based income totaled $5.2 million in the second quarter of 2008 and $3.8 million in the second quarter of 2007. APAC Commercial revenue represented 6.3% of total Company revenue in the second quarter of 2008 and 5.5% in the second quarter of 2007.

On a constant currency basis, revenue increased by 6.5%, fee-based income increased 25.2% and average hourly bill rates increased 7.2% from the second quarter of 2007. On a year-over-year basis, constant currency revenue growth by month was 9.7% in April, 5.5% in May and 4.3% in June. Acquisitions last year contributed approximately 3% to APAC Commercial constant currency revenue growth.

U.S. dollar reported selling, general and administrative expenses increased 26.8%, due to significant investments in this region, through acquisitions made in the prior year and costs associated with new branches and a new regional office.

APAC PT

	Second Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$9.4	$5.9	59.1%
Earnings from Operations	(0.2)	(0.2)	35.2

Gross profit rate	30.3%	33.2%	(2.9)	pts.
Expense rates:
% of revenue	31.9	37.2	(5.3)
% of gross profit	105.3	111.9	(6.6)
Operating margin	(1.6)	(3.9)	2.3

The change in translated U.S. dollar revenue from services in APAC PT resulted from a 22.2% increase in fee-based income and an increase in hours worked of 18.7%, combined with an increase in the translated U.S. dollar average hourly bill rates of 13.0%. The increase in average hourly bill rates for APAC PT was due to a change in mix from countries with lower average bill rates to those with higher average bill rates. Fee-based income totaled $1.4 million in the second quarter of 2008 and $1.2 million in the second quarter of 2007. APAC PT revenue represented 0.6% of total Company revenue in the second quarter of 2008 and 0.4% in the second quarter of 2007.

On a constant currency basis, revenue increased by 42.4%, fee-based income increased 10.0% and average hourly bill rates increased 1.0% from the second quarter of 2007. On a year-over-year basis, constant currency revenue growth by month was 56.3% in April, 67.5% in May and 14.1% in June.

The decrease in the APAC PT gross profit rate for the second quarter of 2008 was due to a higher mix of traditional temporary-based revenue. U.S. dollar reported selling, general and administrative expenses increased by 36.7%, due primarily to significant investments in this region, including costs associated with new branches.

OCG

	Second Quarter
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$61.0	$38.1	60.3%
Earnings from Operations	0.9	0.6	32.0

Gross profit rate	30.9%	27.4%	3.5	pts.
Expense rates:
% of revenue	29.5	25.7	3.8
% of gross profit	95.5	93.8	1.7
Operating margin	1.4	1.7	(0.3)

Revenue from services in the OCG segment for the second quarter of 2008 increased in all three regions – Americas, EMEA and APAC. Fee-based income totaled $7.1 million in the second quarter of 2008 and $4.1 million in the second quarter of 2007, an increase of 74.3%. On a year-over-year basis, revenue increased 58.6% in April, 56.7% in May and 65.9% in June. OCG revenue represented 4.2% of total Company revenue in the second quarter of 2008 and 2.7% in the second quarter of 2007. Acquisitions completed in the fourth quarter of last year contributed approximately 15% to OCG year-over-year revenue growth in the second quarter 2008.

The OCG gross profit rate increased primarily due to improved margins in the recruitment processing outsourcing unit, coupled with revenue growth in fee-based business units, such as Kelly Vendor Management. Selling, general and administrative expenses increased 84.5% from the prior year, due to investments to build out implementation and operations infrastructure.

Results of Operations

June Year to Date

Revenue from services for the first six months of 2008 totaled $2.8 billion, an increase of 2.7% from the same period in 2007. This was the result of an increase in average hourly bill rates of 8.4% (4.3% on a constant currency basis), partially offset by a decrease in hours worked of 7.0%. Fee-based income, which is included in revenue from services, totaled $81.2 million, or 2.9% of total revenue, for the first six months of 2008, an increase of 26.9% as compared to $64.0 million for the first six months of 2007. Reflecting the economic slowdown in the U.S. market, revenue decreased in the Americas Commercial business segment. Revenue increased in each of the six other business segments.

Compared to the first six months of 2007, the U.S. dollar was weaker against many foreign currencies, including the euro, the Australian dollar and the Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, revenue for the first six months of 2008 decreased 1.3% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue for the first six months of 2008:

	June Year to Date Revenue
	2008	2007	% Change
	(In millions of dollars)

Revenue from Services - Constant Currency:
Americas Commercial	$1,279.9	$1,381.0	(7.3)%
Americas PT	470.0	464.0	1.3

Total Americas Commercial and PT - Constant Currency	1,749.9	1,845.1	(5.2)

EMEA Commercial	610.3	618.7	(1.4)
EMEA PT	80.8	75.3	7.4

Total EMEA Commercial and PT - Constant Currency	691.1	693.9	(0.4)

APAC Commercial	160.5	140.7	14.1
APAC PT	15.9	10.5	51.6

Total APAC Commercial and PT - Constant Currency	176.4	151.2	16.7

OCG	114.1	76.3	49.5

Total Revenue from Services - Constant Currency	2,731.5	2,766.5	(1.3)
Foreign Currency Impact	108.9

Revenue from Services	$2,840.5	$2,766.5	2.7%

Gross profit of $507.3 million was 6.4% higher than the gross profit of $476.8 million for the same period of the prior year. The gross profit rate for the first six months of 2008 was 17.9%, versus 17.2% for the first six months of 2007. Compared to the prior year, the gross profit rate increased in the Americas Commercial, Americas and EMEA PT segments, as well as the OCG segment, and decreased in the EMEA Commercial and APAC Commercial and PT business segments.

The improvement in the gross profit rate is primarily due to improved workers’ compensation rates and growth in fee-based income. The gross profit rate for the first six months of 2007 also included the effect of the French payroll tax credits noted above.

We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $5.7 million for the first six months of 2008. This compares to an adjustment reducing prior year workers’ compensation claims by $3.7 million for the first six months of 2007.

Selling, general and administrative expenses totaled $479.4 million, a year-over-year increase of 8.0% (3.2% on a constant currency basis). Selling, general and administrative expenses expressed as a percentage of gross profit were 94.5% in the first six months of 2008, a 1.4 percentage point increase compared to the 93.1% rate in the first six months of 2007. The majority of the growth in selling, general and administrative expenses is in the EMEA, APAC and OCG segments, where the Company continues to make strategic investments.

Included in selling, general and administrative expenses for the first six months of 2007 were $5.1 million of expenses related to the U.K. restructuring actions, of which $4.2 million related to facility exit costs, $0.6 million related to accelerated depreciation and $0.3 million related to moving, fit out and lease origination fees related to the headquarters consolidation.

Earnings from operations for the first six months of 2008 totaled $27.9 million, a 14.9% decrease compared to earnings from operations of $32.8 million reported for the first six months of 2007. Included in earnings from operations for the first six months of 2007 were $3.8 million related to French payroll tax credits and $5.1 million of expenses related to the U.K. restructuring actions.

Other income for the first six months of 2008 was $0.1 million, compared to $1.6 million for the same period last year. The change is primarily attributable to increased debt and lower average cash balances, as compared to last year.

The effective income tax rate on continuing operations for the first six months of 2008 was 34.2%, an improvement from last year’s rate of 40.1%. The change is due to foreign tax credits related to the Company’s Russian subsidiary recognized in the first quarter of 2008, the reversal of the valuation allowance recorded against deferred tax assets of the Company’s Italian subsidiary recognized in the second quarter of 2008 and 2007 restructuring costs in the U.K. which were not currently deductible.

Earnings from continuing operations were $18.4 million for the first six months of 2008, compared to $20.6 million for the first six months of 2007. Included in earnings from continuing operations in 2007 were $2.6 million of French payroll tax credits, net of tax, and $5.1 million of expenses related to the U.K. restructuring actions.

Earnings from discontinued operations include KHC’s and KSL’s operating results for the first six months of 2008 and 2007. Additionally, earnings from discontinued operations for the first six months of 2007 included the $6.2 million gain, net of tax, on the sale of KHC. Earnings from discontinued operations totaled $0.3 million for the first six months of 2008 and $6.7 million for the first six months of 2007. Earnings from discontinued operations for 2008 represent adjustments to assets and liabilities retained as part of the sale agreements.

Net earnings for the first six months of 2008 totaled $18.7 million, a decrease of 31.2% as compared to last year. Basic and diluted earnings per share from continuing operations for the first six months of 2008 were $0.53, as compared to basic and diluted earnings per share from continuing operations of $0.56 for the first six months of 2007.

Americas Commercial

	June Year to Date
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$1,294.1	$1,381.0	(6.3)%
Earnings from Operations	41.9	48.2	(13.0)

Gross profit rate	16.0%	15.8%	0.2	pts.
Expense rates:
% of revenue	12.8	12.3	0.5
% of gross profit	79.8	77.9	1.9
Operating margin	3.2	3.5	(0.3)

The change in revenue from services in the Americas Commercial segment reflected a decrease in hours worked of 10.8%, partially offset by an increase in average hourly bill rates of 5.1% (3.9% on a constant currency basis). Fee-based income totaled $8.6 million for the first six months of 2008, a 6.0% decrease from the $9.2 million for the first six months of 2007. Americas Commercial represented 45.5% of total Company revenue for the first six months of 2008 and 49.8% for the first six months of 2007.

The increase in the gross profit rate reflected lower workers’ compensation costs. As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the first six months of the year. Of the total $5.7 million adjustment booked in the first six months of 2008, $5.0 million is reflected in the results of Americas Commercial. This compares to an adjustment of $3.2 million in the first six months of 2007. Selling, general and administrative expenses decreased by 2.8% compared to the prior year, due to a strong focus on controlling costs in this segment.

Americas PT

	June Year to Date
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$470.7	$464.0	1.4%
Earnings from Operations	28.2	27.4	3.1

Gross profit rate	17.9%	17.7%	0.2	pts.
Expense rates:
% of revenue	11.9	11.8	0.1
% of gross profit	66.6	66.6	0.0
Operating margin	6.0	5.9	0.1

The change in revenue from services in Americas PT reflected an increase in average billing rates of 3.0%, partially offset by a decrease in hours worked of 1.7%. Fee-based income totaled $10.7 million for the first six months of 2008 and $9.9 million for the first six months of 2007, an increase of 8.0%. Americas PT revenue represented 16.6% of total Company revenue for the first six months of 2008 and 16.8% for the same period last year.

The Americas PT gross profit rate increased primarily due to increases in fee-based income. Americas PT’s share of the reduction in workers’ compensation expense for the first six months of 2008 was $0.5 million. This compares to an adjustment for the first six months of 2007 of $0.3 million. Selling, general and administrative expenses increased by 2.9% compared to the prior year, approximately the same rate of increase as the change in gross profit for Americas PT.

EMEA Commercial

	June Year to Date
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$673.6	$618.7	8.9%
Earnings from Operations	(0.2)	(1.0)	75.8

Gross profit rate	17.3%	17.5%	(0.2)	pts.
Expense rates:
% of revenue	17.4	17.7	(0.3)
% of gross profit	100.2	100.9	(0.7)
Operating margin	0.0	(0.2)	0.2

The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from an 18.7% increase in fee-based income and an increase in the translated U.S. dollar average hourly bill rates of 12.5%, partially offset by a decrease in hours worked of 3.5%. Fee-based income totaled $21.8 million for the first six months of 2008 and $18.3 million for the first six months of 2007. EMEA Commercial revenue represented 23.7% of total Company revenue for the first six months of 2008 and 22.4% for the first six months of 2007. On a constant currency basis, revenue decreased by 1.4%, fee-based income increased 8.1% and average hourly bill rates increased 1.9% from 2007.

EMEA Commercial loss from operations for the first six months of 2008 totaled $0.2 million, compared to $1.0 million last year. The prior year included a $5.1 million charge related to the restructuring of the U.K. operations and a $3.8 million benefit related to French payroll tax credits.

The change in the gross profit rate was due to the effect of the French payroll tax credits recorded in 2007, partially offset by increases in fee-based income. On a constant currency basis, selling, general and administrative expenses as reported increased 0.2% from the prior year. Included in expenses for the first six months of 2007 was the effect of $5.1 million in U.K. restructuring costs.

EMEA PT

	June Year to Date
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$90.1	$75.3	19.7%
Earnings from Operations	2.4	0.7	219.6

Gross profit rate	30.1%	27.4%	2.7	pts.
Expense rates:
% of revenue	27.4	26.4	1.0
% of gross profit	91.2	96.4	(5.2)
Operating margin	2.7	1.0	1.7

The change in translated U.S. dollar revenue from services in EMEA PT resulted from a 50.8% increase in fee-based income, a 13.0% increase in the translated U.S. dollar average hourly bill rates, and an increase in hours worked of 1.8%. Fee-based income totaled $14.6 million for the first six months of 2008 and $9.7 million for the first six months of 2007. EMEA PT revenue represented 3.2% of total Company revenue for the first six months of 2008 and 2.7% for the first six months of 2007. On a constant currency basis, revenue increased by 7.4%, fee-based income increased 33.9% and average hourly bill rates increased 1.6% from 2007.

The increase in the EMEA PT gross profit rate was primarily due to very strong growth in fee-based income. On a constant currency basis, selling, general and administrative expenses increased 13.0% from the prior year, due to costs associated with branch openings during the second half of last year and costs associated with the acquisition of Talents Technology in the first quarter of last year.

APAC Commercial

	June Year to Date
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$177.6	$140.7	26.2%
Earnings from Operations	0.6	2.2	(73.4)

Gross profit rate	17.0%	17.2%	(0.2)	pts.
Expense rates:
% of revenue	16.7	15.6	1.1
% of gross profit	98.1	91.0	7.1
Operating margin	0.3	1.5	(1.2)

The change in translated U.S. dollar revenue from services in APAC Commercial resulted from a 35.7% increase in fee-based income and an increase in the translated U.S. dollar average hourly bill rates of 25.8%, combined with an increase in hours worked of 0.8%. The increase in average hourly bill rates for APAC Commercial was due to a change in mix from countries with lower average bill rates to those with higher average bill rates. Fee-based income totaled $9.5 million in the first six months of 2008 and $7.0 million in the first six months of 2007. APAC Commercial revenue represented 6.3% of total Company revenue in the first six months of 2008 and 5.1% in the first six months of 2007.

On a constant currency basis, revenue increased by 14.1%, fee-based income increased 23.3% and average hourly bill rates increased 13.7% from 2007. Acquisitions last year contributed approximately 9% to APAC Commercial constant currency revenue growth.

U.S. dollar reported selling, general and administrative expenses increased 35.2%, due to significant investments in this region, through acquisitions made in the prior year and costs associated with new branches.

APAC PT

	June Year to Date
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$17.9	$10.5	70.2%
Earnings from Operations	(0.4)	(0.4)	5.0

Gross profit rate	30.5%	33.7%	(3.2)	pts.
Expense rates:
% of revenue	32.5	37.3	(4.8)
% of gross profit	106.6	110.7	(4.1)
Operating margin	(2.0)	(3.6)	1.6

The change in translated U.S. dollar revenue from services in APAC PT resulted from a 30.6% increase in fee-based income and an increase in hours worked of 37.7%, combined with an increase in the translated U.S. dollar average hourly bill rates of 14.5%. The increase in average hourly bill rates for APAC PT was due to a change in mix from countries with lower average bill rates to those with higher average bill rates. Fee-based income totaled $2.8 million for the first six months of 2008 and $2.1 million for the first six months of 2007. APAC PT revenue represented 0.6% of total Company revenue for the first six months of 2008 and 0.4% for the first six months of 2007. On a constant currency basis, revenue increased by 51.6%, fee-based income increased 17.1% and average hourly bill rates increased 1.9% from 2007.

The decrease in the APAC PT gross profit rate for the first six months of 2008 was due a higher mix of traditional temporary-based revenue. U.S. dollar reported selling, general and administrative expenses increased by 48.5%, due primarily to significant investments in this region, including costs associated with new branches.

OCG

	June Year to Date
	2008	2007	Change
	(In millions of dollars)
Revenue from Services	$116.5	$76.3	52.6%
Earnings from Operations	2.7	1.2	127.4

Gross profit rate	31.0%	26.3%	4.7	pts.
Expense rates:
% of revenue	28.7	24.8	3.9
% of gross profit	92.6	94.2	(1.6)
Operating margin	2.3	1.5	0.8

Revenue from services in the OCG segment for the first six months of 2008 increased in all three regions – Americas, EMEA and APAC. Fee-based income totaled $13.2 million for the first six months of 2008 and $7.7 million for the first six months of 2007, an increase of 71.1%. OCG revenue represented 4.1% of total Company revenue in the first six months of 2008 and 2.8% for the first six months of 2007. Acquisitions completed in the fourth quarter of last year contributed approximately 14% to OCG year-over-year revenue growth for the first six months of 2008.

The OCG gross profit rate increased primarily due to improved margins in the recruitment processing outsourcing unit, coupled with revenue growth in fee-based business units, such as Kelly Vendor Management. Selling, general and administrative expenses increased 76.5% from the prior year, due to investments to build out implementation and operations infrastructure.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $85 million at the end of the second quarter of 2008, a decrease of $8 million from the $93 million at year-end 2007. As further described below, the Company generated $41 million of cash from operating activities, used $27 million of cash in investing activities and used $26 million in financing activities.

Operating Activities

In the first six months of 2008, the Company generated $41 million in cash from its operating activities, as compared to $30 million in the first six months of 2007. This increase is due primarily to improved working capital driven by the timing of payroll tax payments.

Trade accounts receivable totaled $953 million at the end of the second quarter of 2008. Global days sales outstanding at the end of the second quarter of 2008 and 2007 were 51 days.

The Company’s working capital position was $488 million at the end of the second quarter of 2008 and $479 million at year-end 2007. The current ratio was 1.8 at both the end of the second quarter of 2008 and year-end 2007.

Investing Activities

In the first six months of 2008, the Company used $27 million for investing activities, compared to $34 million in the first six months of 2007. Capital expenditures totaled $16 million for the first six months of 2008 and $21 million for the first six months of 2007.

Capital expenditures are primarily related to the Company’s information technology programs, including the implementation of the PeopleSoft payroll, billing and accounts receivable project, and branch openings, refurbishments and relocations.

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

During the first quarter of 2007, the Company acquired the net operating assets of Talents Technology, a permanent placement and executive search firm with operations in the Czech Republic and Poland, for $3 million in cash. The transaction also included additional contingent earnout payments of up to $1.6 million payable in each of the years 2008, 2009 and 2010, based primarily on the achievement of certain earnings targets. The earnings target for the 2008 payment was not met. Talents Technology is included in the EMEA PT business segment as of April 1, 2007.

At the end of the first quarter of 2007, the Company acquired the net operating assets of CGR/seven LLC, a creative staffing services firm that specializes in providing creative talent, for $12 million in cash at the date of acquisition and $1 million payable in each of the years 2008 and 2009, and possible additional earnout payments of up to $2 million payable in each of the years 2008 and 2009, based primarily on the achievement of certain earnings targets. In the second quarter of 2008, the Company paid the additional $1 million acquisition payment and $2 million earnout payment. CGR/seven is included in the Americas PT business segment as of April 1, 2007.

During the second quarter of 2007, the Company acquired P-Serv, a company specializing in temporary staffing, permanent staffing, outsourcing and executive search with operations in China, Hong Kong and Singapore, for $8 million in cash. The transaction also included contingent earnout payments of up to $2.6 million in total payable in 2009 and 2010, based primarily on the achievement of certain earnings targets. P-Serv is included as a business unit in the APAC Commercial business segment of the Company from the date of acquisition.

On July 11, 2008, the Company announced that it signed an agreement to acquire all of the shares of the Portuguese subsidiaries of Randstad Holding N.V., Randstad – Empresa de Trabalho Temporario, Unipessoal, Lda and Randstad – Gestao de Processos, Lda. The transaction is expected to close during the third quarter of 2008 for a purchase price of approximately $14 million. The sale includes 13 branch offices and 15 on-site locations serving the entire Portuguese staffing market. In addition to traditional temporary staffing services, current business lines also include on-site personnel management and permanent placement.

Financing Activities

In the first six months of 2008, the Company used $26 million in financing activities, compared to $3 million in the first six months of 2007. Short-term debt totaled $45 million at the end of the second quarter of 2008, compared to $50 million at year-end 2007. At the end of the second quarter of 2008, debt represented approximately 10.8% of total capital.

During the first six months of 2008, 436,697 shares were repurchased for $8 million under the $50 million Class A share repurchase program authorized by the board of directors in August, 2007. The total number of outstanding Class A shares repurchased under the program were 2,116,570 at a total cost of $43 million.

In the first six months of 2008, the Company made $9.5 million in dividend payments and $7.4 million in net repayments on the revolving line of credit. In the first quarter of 2007, the Company obtained short-term financing utilizing an $8.2 million yen-denominated credit facility to purchase the additional 51% interest in Tempstaff Kelly, as well as to fund local working capital.

New Accounting Pronouncements

See Note 13, New Accounting Pronouncements, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Contractual Obligations and Commercial Commitments

There are no material changes in the Company’s obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 13, 2008. The Company has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Summary

The Company’s financial position remains strong. The Company expects to meet its ongoing cash requirements over at least the next 12 months, including the funding of the PeopleSoft payroll, billing and accounts receivable project principally through cash generated from operations, available cash and equivalents and committed unused credit facilities. Additional funding sources available for potential future acquisitions include public or private bonds or other sources appropriate to the size and nature of the acquisition.

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

In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2008 second quarter earnings.

Marketable equity investments are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings.

The Company is exposed to market risk as a result of its obligation to pay benefits under its nonqualified deferred compensation plan and its related investments in company-owned variable universal life insurance policies. The obligation to employees increases and decreases based on movements in the equity and debt markets. The investments in mutual funds, as part of the company-owned variable universal life insurance policies, are designed to mitigate, but not eliminate, this risk with offsetting gains and losses.

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

Effective July 1, 2008, Patricia Little, formerly of the Ford Motor Company, was appointed Executive Vice President and Chief Financial Officer. Michael E. Debs, who has served as Interim Chief Financial Officer since January, 2008, will continue his role as Senior Vice President and Chief Accounting Officer.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10, Contingencies, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of current legal proceedings.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of Company’s Annual Report filed on Form 10-K for year ended December 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in thousands of dollars)

March 31, 2008 through May 4, 2008	-	$-	-	$7,322

May 5, 2008 through June 1, 2008	39,242	21.02	-	$7,322

June 2, 2008 through June 29, 2008	74	20.61	-	$7,322

Total	39,316	$21.02	-

On August 8, 2007, the Company’s board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. The Company intends to repurchase shares under the program, from time to time, in the open market. The repurchase program has a term of 24 months. We may also reacquire shares outside the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Accordingly, 39,316 shares were reacquired in transactions outside the program during the quarter.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of registrant was held May 6, 2008.

(b)	The nominees for directors, as listed in the Company’s proxy statement dated April 4, 2008, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c)	A brief description and the results of the matters voted upon at the meeting follow.

(1)	Election of C. T. Camden as director:
	Shares voted “For”	3,443,652
	Shares voted “Withhold”	4,154

(2)	Election of L. A. Murphy as director:
	Shares voted “For”	3,442,582
	Shares voted “Withhold”	5,224

(3)	Election of B. J. White as director:
	Shares voted “For”	3,443,652
	Shares voted “Withhold”	4,154

(4)	Approval of standards for performance-based, annual incentive award criteria for named executive officers under the Company’s Short Term Incentive Plan:
	Shares voted “For”	3,404,667
	Shares voted “Against”	8,048
	Shares abstained from voting	0

(5)	Approval of the amendment and restatement of the Non-Employee Director Stock Award Plan in the form of the 2008 Non-Employee Directors Stock Plan:
	Shares voted “For”	3,328,946
	Shares voted “Against”	83,745
	Shares abstained from voting	28

(6)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm:
	Shares voted “For”	3,446,730
	Shares voted “Against”	7
	Shares abstained from voting	1,070

Item 6.   Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 39 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 6, 2008

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2008

/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and
Chief Accounting Officer
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