Form 10-Q
period 2008-09-28
KELLY SERVICES INC
filed 2008-11-06
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

At October 24, 2008, 31,302,511 shares of Class A and 3,459,785 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Revenue from services	$1,397,748	$1,425,298	$4,238,199	$4,191,830

Cost of services	1,152,032	1,178,419	3,485,194	3,468,177

Gross profit	245,716	246,879	753,005	723,653

Selling, general and administrative expenses	260,260	226,099	739,655	670,114

(Loss) earnings from operations	(14,544)	20,780	13,350	53,539

Other (expense) income, net	(124)	587	(26)	2,190

(Loss) earnings from continuing operations before taxes	(14,668)	21,367	13,324	55,729

Income taxes	(3,115)	6,685	6,456	20,478

(Loss) earnings from continuing operations	(11,553)	14,682	6,868	35,251

(Loss) earnings from discontinued operations, net of tax	(663)	459	(338)	7,134

Net (loss) earnings	$(12,216)	$15,141	$6,530	$42,385

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.33)	$0.40	$0.20	$0.96
(Loss) earnings from discontinued operations	(0.02)	0.01	(0.01)	0.20

Net (loss) earnings	$(0.35)	$0.41	$0.19	$1.16

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.33)	$0.40	$0.20	$0.96
(Loss) earnings from discontinued operations	(0.02)	0.01	(0.01)	0.19

Net (loss) earnings	$(0.35)	$0.41	$0.19	$1.15

Dividends per share	$.135	$.135	$.405	$.385

Average shares outstanding (thousands):
Basic	34,759	36,500	34,759	36,557
Diluted	34,759	36,537	34,850	36,843

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands of dollars except share items)

ASSETS	September 28, 2008	December 30, 2007
CURRENT ASSETS:
Cash and equivalents	$113,566	$92,817
Trade accounts receivable, less allowances of $18,550 and $18,172, respectively	913,742	888,334
Prepaid expenses and other current assets	59,651	53,392
Deferred taxes	30,237	29,294

Total current assets	1,117,196	1,063,837

PROPERTY AND EQUIPMENT:
Land and buildings	63,379	62,707
Computer hardware and software, equipment, furniture and leasehold improvements	339,995	326,314
Accumulated depreciation	(235,086)	(211,002)

Net property and equipment	168,288	178,019

NONCURRENT DEFERRED TAXES	48,639	43,436

GOODWILL, NET	161,439	147,168

OTHER ASSETS	134,189	141,537

TOTAL ASSETS	$1,629,751	$1,573,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$63,274	$49,729
Accounts payable and accrued liabilities	242,127	171,471
Accrued payroll and related taxes	282,004	270,575
Accrued insurance	23,281	23,696
Income and other taxes	62,398	69,779

Total current liabilities	673,084	585,250

NONCURRENT LIABILITIES:
Long-term debt	51,245	48,394
Accrued insurance	59,488	60,404
Accrued retirement benefits	70,196	78,382
Other long-term liabilities	16,981	13,338

Total noncurrent liabilities	197,910	200,518

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36,633,906 at 2008 and 2007	36,634	36,634
Class B common stock, shares issued 3,481,960 at 2008 and 2007	3,482	3,482
Treasury stock, at cost
Class A common stock, 5,331,904 shares at 2008 and 5,036,085 at 2007	(110,757)	(105,712)
Class B common stock, 22,175 shares at 2008 and 22,575 at 2007	(589)	(600)
Paid-in capital	34,511	34,500
Earnings invested in the business	769,599	777,338
Accumulated other comprehensive income	25,877	42,587

Total stockholders’ equity	758,757	788,229

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,629,751	$1,573,997

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands of dollars)

	13 Weeks Ended		39 Weeks Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Capital Stock
Class A common stock
Balance at beginning of period	$36,634	$36,633	$36,634	$36,633
Conversions from Class B	-	1	-	1

Balance at end of period	36,634	36,634	36,634	36,634

Class B common stock
Balance at beginning of period	3,482	3,483	3,482	3,483
Conversions to Class A	-	(1)	-	(1)

Balance at end of period	3,482	3,482	3,482	3,482

Treasury Stock
Class A common stock
Balance at beginning of period	(110,839)	(71,454)	(105,712)	(78,241)
Exercise of stock options, restricted stock awards and other	82	231	2,930	7,018
Purchase of treasury stock	-	(12,500)	(7,975)	(12,500)

Balance at end of period	(110,757)	(83,723)	(110,757)	(83,723)

Class B common stock
Balance at beginning of period	(595)	(600)	(600)	(600)
Exercise of stock options, restricted stock awards and other	6	-	11	-

Balance at end of period	(589)	(600)	(589)	(600)

Paid-in Capital
Balance at beginning of period	33,257	32,112	34,500	32,048
Exercise of stock options, restricted stock awards and other	1,254	1,294	11	1,358

Balance at end of period	34,511	33,406	34,511	33,406

Earnings Invested in the Business
Balance at beginning of period	786,597	753,409	777,338	735,104
Adoption of FIN 48	-	-	-	332
Net (loss) earnings	(12,216)	15,141	6,530	42,385
Dividends	(4,782)	(4,973)	(14,269)	(14,244)

Balance at end of period	769,599	763,577	769,599	763,577

Accumulated Other Comprehensive Income
Balance at beginning of period	45,472	36,733	42,587	30,130
Foreign currency translation adjustments, net of tax	(16,252)	8,857	(8,425)	15,953
Unrealized losses on investments, net of tax	(3,343)	(1,250)	(8,285)	(1,743)

Balance at end of period	25,877	44,340	25,877	44,340

Stockholders' Equity at end of period	$758,757	$797,116	$758,757	$797,116

Comprehensive Income
Net (loss) earnings	$(12,216)	$15,141	$6,530	$42,385
Foreign currency translation adjustments, net of tax	(16,252)	8,857	(8,425)	15,953
Unrealized losses on investments, net of tax	(3,343)	(1,250)	(8,285)	(1,743)

Comprehensive Income	$(31,811)	$22,748	$(10,180)	$56,595

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	39 Weeks Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net earnings	$6,530	$42,385
Noncash adjustments:
Depreciation and amortization	34,145	31,051
Provision for bad debts	4,813	4,926
Stock-based compensation	3,004	2,683
Gain on sale of discontinued operations	-	(6,166)
Other, net	1,767	(422)
Changes in operating assets and liabilities	36,166	(24,808)

Net cash from operating activities	86,425	49,649

Cash flows from investing activities:
Capital expenditures	(23,519)	(33,567)
Acquisition of companies, net of cash received	(32,433)	(25,255)
Proceeds from sale of discontinued operations	-	12,500
Other investing activities	(409)	(586)

Net cash from investing activities	(56,361)	(46,908)

Cash flows from financing activities:
Net increase (decrease) in revolving line of credit	12,483	(3,469)
Proceeds from debt	-	8,223
Dividend payments	(14,269)	(14,244)
Purchase of treasury stock	(7,975)	(12,500)
Stock options and other stock sales	98	5,760
Other financing activities	1,033	(5,767)

Net cash from financing activities	(8,630)	(21,997)

Effect of exchange rates on cash and equivalents	(685)	3,810

Net change in cash and equivalents	20,749	(15,446)
Cash and equivalents at beginning of period	92,817	118,428

Cash and equivalents at end of period	$113,566	$102,982

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

The following table presents the assets carried at fair value as of September 28, 2008 on the consolidated balance sheet by fair value hierarchy level, as described above. The Company carried no liabilities at fair value as of September 28, 2008.

	Fair Value Measurements on a Recurring Basis As of September 28, 2008

Description	Level 1	Level 2	Level 3	Total

Money market funds	$34,307	$-	$-	$34,307

Available-for-sale investment	20,701	-	-	20,701

Total assets at fair value	$55,008	$-	$-	$55,008

Money market funds with Level 1 inputs to the valuation methodology represent investments in money market accounts, of which $32,925 is included in cash and equivalents and $1,382 of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuation is based on quoted market prices of those accounts as of the period end.

Available-for-sale investment with Level 1 inputs to the valuation methodology represents the Company’s investment in Tempstaff, Inc. and is included in other assets at the fair market value of $20,701 as of September 28, 2008 on the consolidated balance sheet. The valuation is based on the quoted market price of Tempstaff, Inc. (“Tempstaff”) stock on the Tokyo Stock Exchange as of the period end. The unrealized loss of $14,285 ($8,285 net of tax) for the nine months ended September 28, 2008, was recorded in other comprehensive income, a component of stockholders’ equity.

Tempstaff’s performance remains strong, however its value has been affected by global market movements. The Company will continue to monitor Tempstaff to determine if the valuation decline is other than temporary.

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

3. Acquisitions

As part of the Company’s strategy to diversify and expand its global operations, effective August 1, 2008, the Company acquired all of the shares of the Portuguese subsidiaries of Randstad Holding N.V., Randstad – Empresa de Trabalho Temporario, Unipessoal, Lda and Randstad – Gestao de Processos, Lda for approximately $13,226 in cash. The acquisition includes 13 branch offices and 15 on-site locations serving the Portuguese staffing market. In addition to traditional temporary staffing services, current business lines also include on-site personnel management and permanent placement. This acquisition is included as a business unit in the EMEA Commercial segment of the Company from the date of acquisition.

On August 28, 2008, the Company completed the acquisition of Toner Graham, a specialized accountancy and finance recruitment services company headquartered in the United Kingdom for approximately $9,102 in cash. The transaction also includes additional contingent earnout payments up to approximately $6,068 in total, payable over the next three years, based primarily on the achievement of certain earnings targets. Toner Graham is included as a business unit in the EMEA PT business segment of the Company from the date of acquisition.

During the first nine months of 2008, $7,607 was also paid related primarily to the 2007 acquisition of access AG, a specialized recruitment services company headquartered in Germany with operations in Austria. Of this amount, $4,267 represents the payment of a previously recorded liability, and the remaining $3,340 represents adjustments to the initial purchase price. In April, 2008, an additional $1,000 acquisition payment and $2,000 earnout payment, both accrued as of the 2007 fiscal year end, were paid related to the 2007 acquisition of CGR/seven LLC, a creative staffing services firm that specializes in providing creative talent.

Proforma financial information related to the acquisitions above is not presented due to immateriality. The table below summarizes the estimated fair values of the assets acquired and liabilities assumed, along with adjustments to assets and liabilities related to acquisitions from 2007, during the first nine months of 2008:

2008

Current assets	$15,007
Goodwill	14,271
Identified intangibles	15,533
Other noncurrent assets	619
Current liabilities	(12,844)
Non-current liabilities	(6,497)

Total purchase price	$26,089

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

3. Acquisitions (continued)

Included in the adjustments above was $12,202 of intangible assets associated with customer lists. These assets will be amortized over a period of up to 15 years and will have no residual value. Also included in identified intangibles are the value of non-compete agreements and trademarks. All contingent earnout payments related to acquisitions will be recorded as additional goodwill.

As part of the Company’s strategy to diversify and expand its global operations, Kelly completed four acquisitions during the first nine months of 2007: Talents Czech s.r.o. and Talents Polska Spolka z o.o., permanent placement and executive search firms with operations in the Czech Republic and Poland; CGR/seven LLC, a creative services staffing firm located in New York; P-Serv Pte Ltd, a company specializing in temporary staffing, permanent staffing, outsourcing and executive search with operations in China, Hong Kong and Singapore; and the remaining shares of Tempstaff Kelly, Inc. (“Tempstaff Kelly”), a joint venture originally created with Sony Corporation and Tempstaff, one of the largest Japanese staffing companies. With the purchase of the remaining 51% ownership interest, Kelly increased its ownership interest to 100% and began directing all Tempstaff Kelly operations effective April 1, 2007.

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

2007
Current assets	$10,433
Goodwill	27,254
Identified intangibles	7,252
Other noncurrent assets	603
Current liabilities	(6,166)
Non-current liabilities	(90)

Total purchase price	$39,286

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

4. Discontinued Operations (continued)

	13 Weeks Ended		39 Weeks Ended
	2008	2007	2008	2007

Revenue from services	$-	$-	$-	$14,777

Operating (loss) income from discontinued operations	$(1,073)	$746	$(547)	$1,573

Less: Income taxes	(410)	287	(209)	605

(Loss) earnings from discontinued operations, net of tax	(663)	459	(338)	968

Gain on sale of discontinued operations	-	-	-	10,153
Less: Income taxes	-	-	-	3,987

Gain on sale of discontinued operations, net of tax	-	-	-	6,166

Discontinued operations, net of tax	$(663)	$459	$(338)	$7,134

Discontinued operations for 2008 represent adjustments to assets and liabilities retained as part of the sale agreements, including an adjustment for $617, net of tax, related to litigation costs. In connection with the sale of KHC in the first quarter of 2007, $878 of goodwill was allocated to KHC.

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

As of December 30, 2007, the Company completed both restructuring actions and the balance sheet accrual for facility exit costs totaled $394. As of September 28, 2008, the remaining balance sheet accrual related to facility exit costs was not significant.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

5. Restructuring (continued)

As of September 30, 2007, Kelly U.K. completed its restructuring actions and closed each of the 22 branches scheduled for closure, reached settlements with landlords for the consolidation of the U.K. headquarters into a single location and incurred $154 and $4,954, respectively, of restructuring charges associated with these actions in the 13 and 39 weeks ended September 30, 2007. These expenses were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. For the 13 weeks ended September 30, 2007, the $154 charge included $137 for facility exit costs and $17 for accelerated depreciation of leasehold improvements and personal property. For the 39 weeks ended September 30, 2007, the $4,954 charge included $4,341 for facility exit costs and $613 for accelerated depreciation. In addition, the Company incurred moving, fit out and lease origination fees related to the headquarters consolidation of $799 and $1,081, respectively, for the 13 and 39 weeks ended September 30, 2007. The Company did not incur any significant severance costs in connection with the restructuring. As of September 30, 2007, total costs of the U.K. project were $6,035.

As of September 30, 2007, Americas Commercial closed 42 of the branches scheduled for closure and incurred $1,511 of restructuring charges associated with these actions in the 13 and 39 weeks ended September 30, 2007. These expenses were reported as a component of selling, general and administrative expenses in the Americas Commercial segment. For the 13 and 39 weeks ended September 30, 2007, the $1,511 charge included $1,387 for facility exit costs and $124 for accelerated depreciation of leasehold improvements and personal property. The Company did not incur any significant severance costs in connection with the restructuring.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

6. Goodwill

In connection with the realignment of the Company’s operations into seven reporting segments effective with the first quarter of 2008, the Company revalued the allocation of goodwill among the reportable segments. See Note 11 for a full description of segment names. The changes in the net carrying amount of goodwill for the 39 weeks ended September 28, 2008 were as follows:

	Beginning Balance	Acquisition of Companies (Note 3)	Purchase Price Adjustments (Note 3)	Ending Balance

Americas
Americas Commercial	$16,417	$-	$-	$16,417
Americas PT	39,225	-	-	39,225

Total Americas	55,642	-	-	55,642

EMEA
EMEA Commercial	41,971	8,348	-	50,319
EMEA PT	15,167	6,319	219	21,705

Total EMEA	57,138	14,667	219	72,024

APAC
APAC Commercial	10,852	-	1,749	12,601
APAC PT	1,831	-	-	1,831

Total APAC	12,683	-	1,749	14,432

OCG	21,705	-	(2,364)	19,341

Consolidated Total	$147,168	$14,667	$(396)	$161,439

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

7. Earnings Per Share

The reconciliations of earnings per share computations for the 13- and 39-week periods ended September 28, 2008 and September 30, 2007 were as follows:

	13 Weeks Ended		39 Weeks Ended
	2008	2007	2008	2007

(Loss) earnings from continuing operations	$(11,553)	$14,682	$6,868	$35,251
(Loss) earnings from discontinued operations, net of tax	(663)	459	(338)	7,134

Net (loss) earnings	$(12,216)	$15,141	$6,530	$42,385

Determination of shares (thousands):
Weighted average common shares outstanding	34,759	36,500	34,759	36,557
Effect of dilutive securities:
Stock options	-	17	-	143
Restricted awards and other	-	20	91	143

Weighted average common shares outstanding - assuming dilution	34,759	36,537	34,850	36,843

Basic (loss) earnings per share
(Loss) earnings from continuing operations	$(.33)	$.40	$.20	$.96
(Loss) earnings from discontinued operations	(.02)	.01	(.01)	.20

Net (loss) earnings	$(.35)	$.41	$.19	$1.16

Diluted (loss) earnings per share
(Loss) earnings from continuing operations	$(.33)	$.40	$.20	$.96
(Loss) earnings from discontinued operations	(.02)	.01	(.01)	.19

Net (loss) earnings	$(.35)	$.41	$.19	$1.15

Stock options and restricted awards representing 1,724,374 and 1,576,621 shares, respectively, for the 13 weeks ended September 28, 2008 and September 30, 2007, and 1,496,345 and 480,019 shares, respectively, for the 39 weeks ended September 28, 2008 and September 30, 2007 were excluded from the computation of diluted loss per share due to their anti-dilutive effect.

In connection with the $50,000 Class A share repurchase program authorized by the board of directors in August, 2007, the Company repurchased 436,697 shares for $7,975 during the first quarter of 2008. No shares were repurchased during the second or third quarters of 2008. During the third quarter of 2007, 556,133 shares were repurchased for $12,500. A total of $7,322 remains available under the share repurchase program. The repurchase program expires in August, 2009.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

8. Other (Expense) Income, Net

Included in Other (expense) income, net are the following:

	13 Weeks Ended		39 Weeks Ended
	2008	2007	2008	2007
Interest income	$906	$1,223	$2,819	$3,737
Interest expense	(1,024)	(686)	(3,014)	(2,008)
Dividend income	-	-	309	424
Minority interest	(6)	50	(140)	50
Net loss in equity investment	-	-	-	(13)

Other (expense) income, net	$(124)	$587	$(26)	$2,190

9. Income Taxes

The effective income tax rate on continuing operations in the third quarter of 2008 was 21.2%, compared to 31.3% for the third quarter of 2007. The third quarter of 2008 was negatively impacted by nondeductible losses in the cash surrender value of life insurance policies used to fund the Company's deferred compensation plan, and by losses in foreign countries which are not currently deductible.

A reconciliation of the differences between income taxes from continuing operations for financial reporting purposes and the U.S. financial reporting rate of 35% for the third quarters of 2008 and 2007 is as follows:

	Third Quarter 2008		Third Quarter 2007
	Amount	Rate	Amount	Rate
Income tax based on statutory rate	$(5,134)	35.0%	$7,478	35.0%
State income taxes, net of federal benefit	(655)	4.4	746	3.5
General business credits	(2,595)	17.7	(2,347)	(11.0)
Life insurance cash surrender value	2,354	(16.0)	(975)	(4.6)
Foreign items	3,346	(22.8)	1,792	8.4
Other	(431)	2.9	(9)	0.0

Total	$(3,115)	21.2%	$6,685	31.3%

The effective income tax rate on continuing operations in the first nine months of 2008 was 48.5%, compared to 36.7% for the first nine months of 2007. The increase is primarily due to nondeductible losses in the cash surrender value of life insurance policies used to fund the Company's deferred compensation plans, and by losses in foreign countries which are not currently deductible. The increase was offset by foreign tax credits related to the Company’s Russian subsidiary recognized in the first quarter of 2008, the reversal of the valuation allowance recorded against deferred tax assets of the Company’s Italian subsidiary recognized in the second quarter of 2008 and 2007 restructuring costs in the U.K. which were not currently deductible.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

10. Contingencies

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. (“Enron”) v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly-owned subsidiary of Kelly Services, Inc., who invested in Enron's commercial paper. The Complaint alleged that Enron's October 2001 buyback of its commercial paper was a voidable preference under the bankruptcy laws, constituted a fraudulent conveyance, and that the Company received prepayment of approximately $10,000, $5,000 of which was related to Enron commercial paper purchased by the Company from Lehman Brothers or its affiliate, Lehman Commercial Paper, Inc. (“Lehman”), and $5,000 of which was purchased by the Company from Goldman Sachs & Co. (“Goldman”). In 2007, solely to avoid the cost of continued litigation, the Company reached a confidential settlement with Enron, Lehman and certain other defendants of all claims arising from the Company's purchase of Enron commercial paper from Lehman. In the third quarter of 2008, the Company reached a confidential settlement with Enron and other defendants of all Enron’s claims arising out of the Company’s purchase of Enron commercial paper from Goldman. This settlement is subject to Court approval. The settlement amount is not materially different from the reserves previously established.

The Company is the subject of a class action lawsuit brought on behalf of employees working in the State of California. The claims in the lawsuit relate to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and to alleged technical violations of a state law governing the content of employee pay stubs. On April 30, 2007, the Court certified two classes that correspond to the claims in the cases. In the third quarter of 2008, Kelly was granted a hearing date for its motions related to summary judgment on both certified claims. The Company believes that it has meritorious defenses to the claims and will continue to vigorously defend the lawsuit.

On February 5, 2003 an action was commenced in the Federal District Court for the Eastern District of California by Lynn Noyes against Kelly Services, Inc. alleging religious discrimination. In August 2004 Kelly’s Motion for Summary Judgment was granted dismissing the complaint. Noyes appealed and the case was remanded for trial. On April 4, 2008 a jury returned a verdict against Kelly Services, Inc. finding the Company liable for religious discrimination. The verdict was comprised of: $150 for economic damages, $500 for emotional distress damages and $5,900 in punitive damages. The Company pursued post trial motions which resulted in the reduction of punitive damages to $650. The Company continues to believe there is no basis for finding religious discrimination and has filed an appeal with the United States Court of Appeals for the 9th Circuit.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business, typically employment discrimination and wage and hour matters. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable. It is reasonably possible that some matters could be decided unfavorably to the Company. In addition to the certified class action discussed above, certain other legal proceedings seek class action status; these matters individually and in the aggregate seek substantial compensatory, statutory or related damages. Certain of these matters involve alleged violations of state employment laws which could result in significant punitive damages. In the unlikely event that all of these matters went to trial and were decided unfavorably to the Company, the Company’s potential liability could exceed $500 million, based on the statutory violations alleged. However, the variability in pleadings, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the litigation is in its early stages and litigation is subject to uncertainty.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

10. Contingencies (continued)

During the quarter, several of these matters reached a stage in the litigation process that caused the Company to reassess its litigation risk and establish additional reserves which, in the aggregate, resulted in a charge of $23,500 (including costs for cash awards, legal fees, administrative costs and statutory penalties), of which $22,500 was included in selling, general and administrative expenses from continuing operations and $1,000 was included in discontinued operations. The Company’s potential exposure is most significant in matters involving alleged violations of state wage and hour laws. The Company continues to vigorously defend against such claims. Until these matters reach final resolution, their outcome is unpredictable. If we are able to reach negotiated settlements, we would expect cash payments to occur in 2009. However, if the issues are not resolved, litigation could extend beyond 2009. Disclosure of the most likely outcomes of individual cases and significant assumptions made in estimating related reserves are likely to have adverse consequences to the Company including, by way of example, the possibility that the disclosures themselves constitute admissible evidence in a trial and the potential to set a floor in settlement negotiations.

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

The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contract-center staffing, marketing, electronic assembly, light industrial and, in the U.S. and Canada, substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing, contingent workforce outsourcing, business process outsourcing, executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments. Included in Corporate expenses in 2008 is $22,500 related to litigation costs. (See Contingencies Note 10.)

The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 and 39 weeks ended September 28, 2008 and September 30, 2007. Prior periods have been reclassified to conform with the current presentation. Segment data presented are net of intersegment revenues. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

11. Segment Disclosures (continued)

	13 Weeks Ended		39 Weeks Ended
	2008	2007	2008	2007
Revenue from Services:
Americas Commercial	$618,322	$682,534	$1,912,428	$2,063,559
Americas PT	228,161	235,559	698,831	699,594

Total Americas Commercial and PT	846,483	918,093	2,611,259	2,763,153

EMEA Commercial	353,593	332,933	1,027,179	951,601
EMEA PT	43,998	40,384	134,100	115,665

Total EMEA Commercial and PT	397,591	373,317	1,161,279	1,067,266

APAC Commercial	84,925	80,598	262,513	221,285
APAC PT	9,170	7,987	27,067	18,503

Total APAC Commercial and PT	94,095	88,585	289,580	239,788

OCG	59,579	45,303	176,081	121,623

Consolidated Total	$1,397,748	$1,425,298	$4,238,199	$4,191,830

(Loss) Earnings from Operations:
Americas Commercial	$11,848	$20,911	$53,749	$69,081
Americas PT	9,990	13,181	38,194	40,536

Total Americas Commercial and PT	21,838	34,092	91,943	109,617

EMEA Commercial	4,010	3,758	3,770	2,766
EMEA PT	417	1,080	2,811	1,829

Total EMEA Commercial and PT	4,427	4,838	6,581	4,595

APAC Commercial	184	1,174	763	3,348
APAC PT	145	115	(216)	(265)

Total APAC Commercial and PT	329	1,289	547	3,083

OCG	99	1,872	2,773	3,048

Corporate Expense	(41,237)	(21,311)	(88,494)	(66,804)

Consolidated Total	$(14,544)	$20,780	$13,350	$53,539

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

(In thousands of dollars except share and per share items)

12. Subsequent Event

On October 10, 2008, the Company closed and funded a three-year syndicated term loan facility comprised of 9,000 euros and 4,950 U.K. pounds, maturing October 3, 2011. The facility was used to refinance the short-term borrowings related to the Portugal and Toner Graham acquisitions. The loans bear interest at the LIBOR rate applicable to each currency plus a spread of 100 basis points. This credit facility contains requirements for a maximum leverage ratio and minimum interest coverage ratio. The entire principal amount is due upon maturity with interest payments due at intervals of one, two, three, or six months, as elected by the Company.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The requirements of this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of basic earnings per share using the two-class method under FAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period earnings per share data presented must be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. We are currently evaluating the impact that FSP EITF 03-6-1 will have on our financial statements when it is adopted in the first quarter of fiscal year 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Overall demand for labor in the already-weak U.S. market continued to worsen during the third quarter of 2008. September brought the ninth straight month of overall job losses and an unemployment rate of 6.1%. Since January, the U.S. economy has lost 760,000 jobs. Temporary employment posted 18 consecutive months of year-over-year declines, with the decrease in September being the highest in this cycle. This weakening employment situation is now being experienced in other parts of the world, particularly Western Europe.

During the third quarter, we recorded a $23.5 million pre-tax charge related to several litigation matters, of which $1.0 million pre-tax related to discontinued operations. As a result of this charge and the deteriorating economic conditions, we posted a loss of $0.35 per share in the third quarter of 2008, compared to earnings of $0.41 per share in the third quarter of 2007.

However, despite these results and a very difficult global economic environment, we did make strategic progress during the quarter. For example, we:

•	Achieved operating profitability in all of our business segments,

•	Improved our geographic footprint in key growth markets with the completion of the acquisition in Portugal by acquiring all of the shares of the Portuguese subsidiaries of Randstad Holding N.V.,

•

Expanded our Professional and Technical service offerings around the world with the acquisition of Toner Graham, a specialized accountancy and financial recruiting company headquartered in the U.K. and,

•	Maintained our gross profit rate despite the weakening economic and labor markets.

Until we witness sustained temporary job creation and strengthening of the overall global economy, our focus will be on minimizing risk for the short term, including preserving an adequate infrastructure, along with taking necessary steps to create long-term value for our shareholders.

Results of Operations

Third Quarter

Revenue from services in the third quarter of 2008 totaled $1.4 billion, a decrease of 1.9% from the same period in 2007. This was the result of a decrease in hours worked of 7.8% partially offset by an increase in average hourly bill rates of 4.0% (2.2% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $39.6 million, or 2.8% of total revenue, for the third quarter of 2008, an increase of 11.1% as compared to $35.7 million in the third quarter of 2007. Reflecting the economic slowdown in the U.S. market, revenue for the quarter decreased in the Americas Commercial and Americas PT business segments. Revenue increased in each of the five other business segments.

Compared to the third quarter of 2007, the U.S. dollar was weaker against many foreign currencies, including the euro, Australian dollar and Swiss franc. As a result, our consolidated U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, third quarter revenue decreased 3.6% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2008 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2007. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on third quarter revenue:

	Third Quarter Revenue
	2008	2007	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas Commercial	$616.8	$682.5	(9.6)%
Americas PT	228.1	235.6	(3.2)

Total Americas Commercial and PT - Constant Currency	844.9	918.1	(8.0)

EMEA Commercial	337.2	332.9	1.3
EMEA PT	41.5	40.4	2.7

Total EMEA Commercial and PT - Constant Currency	378.6	373.3	1.4

APAC Commercial	82.0	80.6	1.7
APAC PT	8.7	8.0	9.5

Total APAC Commercial and PT - Constant Currency	90.7	88.6	2.4

OCG - Constant Currency	59.1	45.3	30.5

Total Revenue from Services - Constant Currency	1,373.4	1,425.3	(3.6)
Foreign Currency Impact	24.4

Revenue from Services	$1,397.7	$1,425.3	(1.9)%

Gross profit of $245.7 million was 0.5% lower than the gross profit of $246.9 million for the same period of the prior year. The gross profit rate for the third quarter of 2008 was 17.6%, versus 17.3% for the third quarter of 2007. Compared to the prior year, the gross profit rate increased in both the EMEA Commercial and PT segments, as well as the OCG segment, and decreased in the Americas Commercial, Americas PT and APAC PT business segments. The gross profit rate was flat in the APAC Commercial business segment, as compared to the prior year.

The improvement in the gross profit rate is primarily due to the favorable impact of French payroll tax credits received in 2008 and growth in our higher margin OCG business, partially offset by lower favorable workers’ compensation adjustments in the Americas.

During the third quarter of 2008, the Company was notified by the French government of its eligibility to claim payroll tax credits relating to 2005. In connection with this change, $2.4 million of French payroll tax credits were recognized in the third quarter of 2008. The favorable impact on the overall gross profit rate for the third quarter of 2008 was approximately 20 basis points.

We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $1.1 million for the third quarter of 2008. This compares to an adjustment reducing prior year workers’ compensation claims by $2.8 million for the third quarter of 2007.

During the third quarter of 2008, we recorded a pretax charge of $23.5 million for expenses primarily related to several pending lawsuits. Of the $23.5 million, $22.5 million related to continuing operations and $1.0 related to discontinued operations.

Selling, general and administrative expenses totaled $260.3 million, a year-over-year increase of 15.1% (13.1% on a constant currency basis). Selling, general and administrative expenses expressed as a percentage of gross profit were 105.9% in the third quarter of 2008, a 14.3 percentage point increase compared to the 91.6% rate in the third quarter of 2007. Included in selling, general and administrative expenses for the third quarter of 2008 is the pretax charge of $22.5 million for litigation expenses. The remainder of the growth in selling, general and administrative expenses is due to strategic investments in the EMEA, APAC and OCG segments.

Included in selling, general and administrative expenses for the third quarter of 2007 were $2.5 million of expenses related to the Americas and United Kingdom (“U.K.”) restructuring actions. For the third quarter of 2007, the Americas restructuring costs totaled $1.5 million, of which $1.4 million related to facility exit costs and $0.1 million related to accelerated depreciation of leasehold improvements and personal property. The U.K. restructuring costs totaled $1.0 million, of which $0.1 million related to facility exit costs, less than $0.1 million related to accelerated depreciation of leasehold improvements and personal property and $0.8 million related to moving, fit out and lease origination fees related to the headquarters consolidation. We did not incur any significant severance costs in connection with either the Americas or U.K. restructuring actions.

As a result of the above, the Company reported a loss from operations in the third quarter of 2008 totaling $14.5 million, compared to earnings from operations of $20.8 million reported for the third quarter of 2007.

Other expense in the third quarter of 2008 was $0.1 million, compared to income of $0.6 million for the same period last year. The change is primarily attributable to increased debt, as compared to last year.

The effective income tax rate on continuing operations in the third quarter of 2008 was a 21.2% benefit, compared to 31.3% expense for the third quarter of 2007. The third quarter of 2008 was negatively impacted by nondeductible losses in the cash surrender value of life insurance policies used to fund the Company's deferred compensation plan, and by losses in foreign countries which are not currently deductible.

Loss from continuing operations was $11.6 million in the third quarter of 2008, compared to earnings of $14.7 million in the third quarter of 2007. Included in the loss from continuing operations in 2008 were $13.9 million, net of tax, of litigation expenses and $1.6 million, net of tax, of French payroll tax credits. Included in earnings from continuing operations in 2007 were $1.9 million, net of tax, related to the Americas and U.K. restructuring actions and $0.3 million, net of tax, of French payroll tax credits.

Discontinued operations include the third quarter operating results, net of tax, for Kelly Home Care (“KHC”), which was sold in the first quarter of 2007, and Kelly Staff Leasing (“KSL”), which was sold in the fourth quarter of 2006. Loss from discontinued operations totaled $0.7 million in the third quarter of 2008, compared to earnings of $0.5 million in the third quarter of 2007. Discontinued operations subsequent to disposition represent adjustments to assets and liabilities retained as part of the sale agreements. Additionally, discontinued operations for the third quarter of 2008 include $0.6 million, net of tax, of litigation expenses.

Third quarter net loss for 2008 totaled $12.2 million, compared to net earnings of $15.1 million last year. Basic and diluted loss per share from continuing operations for the third quarter of 2008 were $0.33, as compared to basic and diluted earnings per share from continuing operations of $0.40 for the third quarter of 2007. Included in third quarter 2008 diluted loss per share from continuing operations was $0.40 per share of litigation expenses and $0.05 per share benefit related to French payroll tax credits. Included in third quarter 2007 diluted earnings per share was the $0.05 per share cost of the Americas and U.K. restructuring and $0.01 per share benefit related to French payroll tax credits.

During the first quarter of 2008, the Company realigned its operations into seven reporting segments – Americas Commercial, Americas PT, EMEA Commercial, EMEA PT, APAC Commercial, APAC PT and OCG. Corporate expenses that directly support the operating units have been allocated to all seven segments. Prior periods were reclassified to conform with the current presentation.

Americas Commercial

	Third Quarter
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$618.3	$682.5	(9.4)%		(9.6)%
Fee-based income	4.3	4.9	(10.9)		(11.2)
Earnings from Operations	11.8	20.9	(43.3)

Gross profit rate	15.4%	15.7%	(0.3)	pts.
Expense rates:
% of revenue	13.4	12.7	0.7
% of gross profit	87.5	80.5	7.0
Operating margin	1.9	3.1	(1.2)

The change in Americas Commercial revenue from services reflected a decrease in hours worked of 13.0%, partially offset by an increase in average hourly bill rates of 4.1% (3.8% on a constant currency basis). On a year-over-year basis, revenue decreased 8.0% in July, 9.1% in August and 11.4% in September. Hurricanes occurring in the third quarter of 2008 negatively impacted Americas Commercial revenue by approximately 1%. Americas Commercial represented 44.3% of total Company revenue in the third quarter of 2008 and 47.9% in the third quarter of 2007.

The decrease in the gross profit rate was the result of lower favorable workers’ compensation adjustments from prior years. As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the third quarter. Of the total $1.1 million adjustment booked in the third quarter of 2008, $1.0 million is reflected in the results of Americas Commercial. This compares to an adjustment of $2.4 million in the third quarter of 2007.

Selling, general and administrative expenses decreased by 3.9% compared to the prior year, but were higher as a percent of revenue and gross profit due to lost sales leverage. Third quarter expenses in 2007 include $1.5 million related to the Americas restructuring actions.

Americas PT

	Third Quarter
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$228.2	$235.6	(3.1)%		(3.2)%
Fee-based income	5.0	5.6	(10.7)		(10.7)
Earnings from Operations	10.0	13.2	(24.2)

Gross profit rate	17.0%	17.7%	(0.7)	pts.
Expense rates:
% of revenue	12.6	12.1	0.5
% of gross profit	74.2	68.4	5.8
Operating margin	4.4	5.6	(1.2)

The change in Americas PT revenue from services reflected a decrease in hours worked of 5.0%, partially offset by an increase in average billing rates of 2.3%. On a year-over-year basis, revenue decreased 1.9% in July, 2.2% in August and 5.6% in September. The effect of hurricanes on Americas PT revenue for the third quarter of 2008 was approximately 2%. Americas PT revenue represented 16.3% of total Company revenue in the third quarter of 2008 and 16.5% in the third quarter of 2007.

The Americas PT gross profit rate decreased primarily due to decreases in fee-based income. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates. The decline in the gross profit rate was also due to increased pricing pressure in certain of the business units within Americas PT.

Selling, general and administrative expenses increased by 1.0% compared to the prior year and were higher as a percent of revenue and gross profit due to lost sales leverage.

EMEA Commercial

	Third Quarter
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$353.6	$332.9	6.2%		1.3%
Fee-based income	10.2	9.8	3.9		(0.1)
Earnings from Operations	4.0	3.8	6.7

Gross profit rate	17.8%	17.2%	0.6	pts.
Expense rates:
% of revenue	16.7	16.1	0.6
% of gross profit	93.6	93.4	0.2
Operating margin	1.1	1.1	0.0

The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from an increase in the translated U.S. dollar average hourly bill rates of 5.4% (0.5% on a constant currency basis) and an increase in fee-based income, partially offset by a 2.8% decrease in hours worked. EMEA Commercial revenue represented 25.3% of total Company revenue in the third quarter of 2008 and 23.4% in the third quarter of 2007. On a year-over-year basis, constant currency revenue decreased 2.5% in July, and increased 6.6% in August and 1.0% in September. The Portugal acquisition contributed approximately 3 percentage points to constant currency revenue growth in the third quarter of 2008.

The improvement in the gross profit rate was due primarily to the effect of the French payroll tax credits recorded in 2008. On a constant currency basis, selling, general and administrative expenses as reported increased 5.4% year over year, due to additional investments in Eastern Europe and costs associated with the closing of eight Western Europe branches. Compared to the second quarter of 2008, U.S. dollar reported selling, general and administrative expenses decreased 1.4%. Included in 2007 third quarter expenses was the effect of $1.0 million in U.K. restructuring costs.

EMEA PT

	Third Quarter
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$44.0	$40.4	8.9%		2.7%
Fee-based income	6.7	5.8	15.3		7.2
Earnings from Operations	0.4	1.1	(61.4)

Gross profit rate	29.3%	28.8%	0.5	pts.
Expense rates:
% of revenue	28.3	26.2	2.1
% of gross profit	96.8	90.7	6.1
Operating margin	0.9	2.7	(1.8)

The change in translated U.S. dollar revenue from services in EMEA PT resulted from the increase in fee-based income, a 6.3% increase in the translated U.S. dollar average hourly bill rates (0.3% on a constant currency basis) and an increase in hours worked of 0.9%. EMEA PT revenue represented 3.1% of total Company revenue in the third quarter of 2008 and 2.8% in the third quarter of 2007. On a year-over-year basis, constant currency revenue increased 9.1% in July, decreased 3.7% in August and increased 1.2% in September.

The increase in the EMEA PT gross profit rate was primarily due to growth in fee-based income. On a constant currency basis, selling, general and administrative expenses increased 10.0% from the prior year, due to investments in Western Europe and the acquisition of Toner Graham. Compared to the second quarter of 2008, U.S. dollar reported selling, general and administrative expenses decreased 1.9%.

APAC Commercial

	Third Quarter
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$84.9	$80.6	5.4%		1.7%
Fee-based income	4.5	4.1	10.0		6.4
Earnings from Operations	0.2	1.2	(84.3)

Gross profit rate	17.3%	17.3%	0.0	pts.
Expense rates:
% of revenue	17.1	15.8	1.3
% of gross profit	98.7	91.6	7.1
Operating margin	0.2	1.5	(1.3)

The change in translated U.S. dollar revenue from services in APAC Commercial resulted from the increase in fee-based income and an increase in hours worked of 5.8%, partially offset by a decrease in the translated U.S. dollar average hourly bill rates of 1.3% (a decrease of 4.7% on a constant currency basis). The decrease in the average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates. APAC Commercial revenue represented 6.0% of total Company revenue in the third quarter of 2008 and 5.6% in the third quarter of 2007. On a year-over-year basis, constant currency revenue increased 3.4% in July and 1.8% in August, and decreased 0.2% in September.

On a constant currency basis, selling, general and administrative expenses increased 9.2%, due to continued investments in this region. Compared to the second quarter of 2008, U.S. dollar reported selling, general and administrative expenses decreased 4.9%.

APAC PT

	Third Quarter
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$9.2	$8.0	14.8%		9.5%
Fee-based income	1.5	1.5	0.4		(4.3)
Earnings from Operations	0.1	0.1	26.1

Gross profit rate	31.2%	33.3%	(2.1)	pts.
Expense rates:
% of revenue	29.6	31.8	(2.2)
% of gross profit	94.9	95.7	(0.8)
Operating margin	1.6	1.4	0.2

The change in translated U.S. dollar revenue from services in APAC PT resulted from an increase in hours worked of 27.4%, partially offset by a decrease in the translated U.S. dollar average hourly bill rates of 7.2% (a decrease of 11.5% on a constant currency basis). The decrease in the average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates. APAC PT revenue represented 0.7% of total Company revenue in the third quarter of 2008 and 0.6% in the third quarter of 2007. On a year-over-year basis, constant currency revenue growth by month was 12.5% in July, 1.9% in August and 14.0% in September.

The decrease in the APAC PT gross profit rate for the third quarter of 2008 was due to a higher mix of traditional temporary-based revenue. On a constant currency basis, selling, general and administrative expenses increased by 2.0%, due primarily to continued investments in this region. Compared to the second quarter of 2008, U.S. dollar reported selling, general and administrative expenses decreased 9.7%.

OCG

	Third Quarter
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$59.6	$45.3	31.5%		30.5%
Fee-based income	7.4	4.0	86.4		83.3
Earnings from Operations	0.1	1.9	(94.7)

Gross profit rate	31.1%	26.9%	4.2	pts.
Expense rates:
% of revenue	31.0	22.8	8.2
% of gross profit	99.5	84.6	14.9
Operating margin	0.2	4.1	(3.9)

Revenue from services in the OCG segment for the third quarter of 2008 increased in all three regions – Americas, Europe and Asia-Pacific. On a year-over-year basis, constant currency revenue increased 32.8% in July, 28.2% in August and 30.2% in September. OCG revenue represented 4.3% of total Company revenue in the third quarter of 2008 and 3.2% in the third quarter of 2007. Acquisitions completed in the fourth quarter of last year contributed approximately 8 percentage points to OCG year-over-year constant currency revenue growth in the third quarter of 2008.

The OCG gross profit rate increased primarily due to improved margins in the recruitment processing outsourcing unit, coupled with revenue growth in fee-based business units, such as Kelly Vendor Management. Selling, general and administrative expenses increased 79.0% from the prior year, due to investments to build out implementation and operations infrastructure in earlier quarters. Compared to the second quarter of 2008, selling, general and administrative expenses increased 2.3%.

Results of Operations

September Year to Date

Revenue from services for the first nine months of 2008 totaled $4.2 billion, an increase of 1.1% from the same period in 2007. This was the result of an increase in average hourly bill rates of 6.9% (3.5% on a constant currency basis), partially offset by a decrease in hours worked of 7.2%. Fee-based income, which is included in revenue from services, totaled $120.9 million, or 2.9% of total revenue, for the first nine months of 2008, an increase of 21.3% as compared to $99.7 million for the first nine months of 2007. Reflecting the economic slowdown in the U.S. market, revenue decreased in the Americas Commercial and Americas PT business segments. Revenue increased in each of the five other business segments.

Compared to the first nine months of 2007, the U.S. dollar was weaker against many foreign currencies, including the euro, Australian dollar, Canadian dollar and Swiss franc. As a result, our consolidated U.S. dollar translated revenue was slightly higher than would have otherwise been reported. On a constant currency basis, revenue for the first nine months of 2008 decreased 2.1% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue for the first nine months of 2008:

	Sept. Year to Date Revenue
	2008	2007	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas Commercial	$1,896.7	$2,063.6	(8.1)%
Americas PT	698.1	699.6	(0.2)

Total Americas Commercial and PT - Constant Currency	2,594.8	2,763.2	(6.1)

EMEA Commercial	947.4	951.6	(0.4)
EMEA PT	122.3	115.7	5.7

Total EMEA Commercial and PT - Constant Currency	1,069.7	1,067.3	0.2

APAC Commercial	242.5	221.3	9.6
APAC PT	24.7	18.5	33.4

Total APAC Commercial and PT - Constant Currency	267.2	239.8	11.4

OCG - Constant Currency	173.2	121.6	42.4

Total Revenue from Services - Constant Currency	4,104.9	4,191.8	(2.1)
Foreign Currency Impact	133.3

Revenue from Services	$4,238.2	$4,191.8	1.1%

Gross profit of $753.0 million was 4.1% higher than the gross profit of $723.7 million for the same period of the prior year. The gross profit rate for the first nine months of 2008 was 17.8%, versus 17.3% for the first nine months of 2007. Compared to the prior year, the gross profit rate increased in the EMEA Commercial, EMEA PT and OCG segments, and decreased in the Americas PT, APAC Commercial and APAC PT business segments. The gross profit rate was flat in the Americas Commercial business segment.

The improvement in the gross profit rate is primarily due to growth in fee-based income. The gross profit rate for the first nine months of 2008 and 2007 also included the effect of the French payroll tax credits noted above. For the first nine months of the year, we recorded a total credit of $2.4 million in 2008 and $4.3 million in 2007.

We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $6.8 million for the first nine months of 2008. This compares to an adjustment reducing prior year workers’ compensation claims by $6.5 million for the first nine months of 2007.

Selling, general and administrative expenses totaled $739.7 million, a year-over-year increase of 10.4% (6.5% on a constant currency basis). Selling, general and administrative expenses expressed as a percentage of gross profit were 98.2% in the first nine months of 2008, a 5.6 percentage point increase compared to the 92.6% rate in the first nine months of 2007. Included in selling, general and administrative expenses for the first nine months of 2008 is $22.5 million of litigation costs. The remainder of the growth in selling, general and administrative expenses is in the EMEA, APAC and OCG segments, where the Company continues to make strategic investments.

Included in selling, general and administrative expenses for the first nine months of 2007 were $7.5 million of expenses related to the Americas and U.K. restructuring actions. For the first nine months of 2007, the Americas restructuring costs totaled $1.5 million, of which $1.4 million related to facility exit costs and $0.1 million related to accelerated depreciation. The U.K. restructuring costs totaled $6.0 million, of which $4.3 million related to facility exit costs, $0.6 million related to accelerated depreciation and $1.1 million related to moving, fit out and lease origination fees related to the headquarters consolidation. We did not incur any significant severance costs in connection with the restructuring actions.

Earnings from operations for the first nine months of 2008 totaled $13.4 million, a 75.1% decrease compared to earnings from operations of $53.5 million reported for the first nine months of 2007. Included in earnings from operations for the first nine months of 2008 were $22.5 million of litigation expenses and a $2.4 million benefit related to French payroll tax credits. Included in earnings from operations for the first nine months of 2007 were $7.5 million of expenses related to the restructuring actions and $4.3 million related to French payroll tax credits.

Other expense for the first nine months of 2008 was less than $0.1 million, compared to income of $2.2 million for the same period last year. The change is primarily attributable to increased debt and lower average cash balances, as compared to last year.

The effective income tax rate on continuing operations for the first nine months of 2008 was 48.5%, compared to last year’s rate of 36.7%. The increase is primarily due to nondeductible losses in the cash surrender value of life insurance policies used to fund the Company's deferred compensation plans, and by losses in foreign countries which are not currently deductible. The increase was offset by foreign tax credits related to the Company’s Russian subsidiary recognized in the first quarter of 2008, the reversal of the valuation allowance recorded against deferred tax assets of the Company’s Italian subsidiary recognized in the second quarter of 2008 and 2007 restructuring costs in the U.K. which were not currently deductible.

Earnings from continuing operations were $6.9 million for the first nine months of 2008, compared to $35.3 million for the first nine months of 2007. Included in earnings from continuing operations in 2008 were $13.9 million, net of tax, of litigation expenses and $1.6 million of French payroll tax credits, net of tax. Included in earnings from continuing operations in 2007 were $7.0 million of expenses, net of tax, related to the Americas and U.K. restructuring actions and $2.8 million of French payroll tax credits, net of tax.

Discontinued operations include KHC’s and KSL’s operating results for the first nine months of 2008 and 2007. Additionally, discontinued operations for the first nine months of 2007 included the $6.2 million gain, net of tax, on the sale of KHC. Loss from discontinued operations totaled $0.3 million for the first nine months of 2008, compared to earnings of $7.1 million for the first nine months of 2007. Discontinued operations for 2008 represent adjustments to assets and liabilities retained as part of the sale agreements. Included in discontinued operations for the first nine months of 2008 are $0.6 million of litigation expenses, net of tax.

Net earnings for the first nine months of 2008 totaled $6.5 million, a decrease of 84.6% as compared to last year. Basic and diluted earnings per share from continuing operations for the first nine months of 2008 were $0.20, as compared to basic and diluted earnings per share from continuing operations of $0.96 for the first nine months of 2007. Diluted earnings per share from continuing operations for the first nine months of 2008 include $0.40 per share cost of litigation expenses and a $0.05 per share benefit related to French payroll tax credits. Diluted earnings per share from continuing operations for the first nine months of 2007 include $0.19 per share of restructuring costs and a $0.08 per share benefit related to French payroll tax credits.

Americas Commercial

	Sept. Year to Date
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$1,912.4	$2,063.6	(7.3)%		(8.1)%
Fee-based income	13.0	14.0	(7.7)		(9.5)
Earnings from Operations	53.7	69.1	(22.2)

Gross profit rate	15.8%	15.8%	0.0	pts.
Expense rates:
% of revenue	13.0	12.4	0.6
% of gross profit	82.2	78.8	3.4
Operating margin	2.8	3.3	(0.5)

The change in revenue from services in the Americas Commercial segment reflected a decrease in hours worked of 11.5%, partially offset by an increase in average hourly bill rates of 4.7% (3.9% on a constant currency basis). Americas Commercial represented 45.1% of total Company revenue for the first nine months of 2008 and 49.2% for the first nine months of 2007.

As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the first nine months of the year. Of the total $6.8 million adjustment booked in the first nine months of 2008, $6.0 million is reflected in the results of Americas Commercial. This compares to an adjustment of $5.6 million in the first nine months of 2007. Selling, general and administrative expenses decreased by 3.2% compared to the prior year, due to a strong focus on controlling costs in this segment.

Americas PT

	Sept. Year to Date
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$698.8	$699.6	(0.1)%		(0.2)%
Fee-based income	15.8	15.6	1.2		0.9
Earnings from Operations	38.2	40.5	(5.8)

Gross profit rate	17.6%	17.7%	(0.1)	pts.
Expense rates:
% of revenue	12.2	11.9	0.3
% of gross profit	69.0	67.2	1.8
Operating margin	5.5	5.8	(0.3)

The change in revenue from services in Americas PT reflected a decrease in hours worked of 2.8%, partially offset by an increase in average billing rates of 2.6%. Americas PT revenue represented 16.5% of total Company revenue for the first nine months of 2008 and 16.7% for the same period last year.

Selling, general and administrative expenses increased by 2.2% compared to the prior year, due to increased staffing costs related to adding permanent placement recruiters hired at the end of 2007.

EMEA Commercial

	Sept. Year to Date
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$1,027.2	$951.6	7.9%		(0.4)%
Fee-based income	32.0	28.2	13.5		5.2
Earnings from Operations	3.8	2.8	36.3

Gross profit rate	17.5%	17.4%	0.1	pts.
Expense rates:
% of revenue	17.1	17.1	0.0
% of gross profit	97.9	98.3	(0.4)
Operating margin	0.4	0.3	0.1

The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from the increase in fee-based income and an increase in the translated U.S. dollar average hourly bill rates of 10.0% (an increase of 1.4% on a constant currency basis), partially offset by a decrease in hours worked of 3.3%. EMEA Commercial revenue represented 24.2% of total Company revenue for the first nine months of 2008 and 22.7% for the first nine months of 2007.

EMEA Commercial earnings from operations for the first nine months of 2008 includes a $2.4 million benefit related to French payroll tax credits. The prior year included a $6.0 million charge related to the restructuring of the U.K. operations and a $4.3 million benefit related to French payroll tax credits.

The change in the gross profit rate was due to the increase in fee-based income, partially offset by lower French payroll tax credits. On a constant currency basis, selling, general and administrative expenses as reported decreased 0.6% from the prior year. Included in expenses for the first nine months of 2007 was the effect of $6.0 million in U.K. restructuring costs.

EMEA PT

	Sept. Year to Date
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$134.1	$115.7	15.9%		5.7%
Fee-based income	21.3	15.5	37.5		23.9
Earnings from Operations	2.8	1.8	53.7

Gross profit rate	29.8%	27.9%	1.9	pts.
Expense rates:
% of revenue	27.7	26.3	1.4
% of gross profit	93.0	94.3	(1.3)
Operating margin	2.1	1.6	0.5

The change in translated U.S. dollar revenue from services in EMEA PT resulted from the increase in fee-based income, a 10.7% increase in the translated U.S. dollar average hourly bill rates (1.1% on a constant currency basis), and an increase in hours worked of 1.5%. EMEA PT revenue represented 3.2% of total Company revenue for the first nine months of 2008 and 2.8% for the first nine months of 2007.

The increase in the EMEA PT gross profit rate was primarily due to very strong growth in fee-based income. On a constant currency basis, selling, general and administrative expenses increased 9.8% from the prior year, due to costs associated with branch openings during the second half of last year.

APAC Commercial

	Sept. Year to Date
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$262.5	$221.3	18.6%		9.6%
Fee-based income	13.9	11.0	26.3		17.1
Earnings from Operations	0.8	3.3	(77.2)

Gross profit rate	17.1%	17.2%	(0.1)	pts.
Expense rates:
% of revenue	16.8	15.7	1.1
% of gross profit	98.3	91.2	7.1
Operating margin	0.3	1.5	(1.2)

The change in translated U.S. dollar revenue from services in APAC Commercial resulted from the increase in fee-based income and an increase in the translated U.S. dollar average hourly bill rates of 15.9% (7.0% on a constant currency basis), combined with an increase in hours worked of 2.4%. APAC Commercial revenue represented 6.2% of total Company revenue in the first nine months of 2008 and 5.3% in the first nine months of 2007. Acquisitions last year contributed approximately 5 percentage points to APAC Commercial constant currency revenue growth.

On a constant currency basis, selling, general and administrative expenses increased 17.1%, due to significant investments in this region, through acquisitions made in the prior year and costs associated with new branches.

APAC PT

	Sept. Year to Date
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$27.1	$18.5	46.3%		33.4%
Fee-based income	4.3	3.7	18.1		8.3
Earnings from Operations	(0.2)	(0.3)	18.5

Gross profit rate	30.7%	33.5%	(2.8)	pts.
Expense rates:
% of revenue	31.5	34.9	(3.4)
% of gross profit	102.6	104.3	(1.7)
Operating margin	(0.8)	(1.4)	0.6

The change in translated U.S. dollar revenue from services in APAC PT resulted from the increase in fee-based income and an increase in hours worked of 33.7%, combined with an increase in the translated U.S. dollar average hourly bill rates of 6.0% (a decrease of 3.3% on a constant currency basis). APAC PT revenue represented 0.6% of total Company revenue for the first nine months of 2008 and 0.4% for the first nine months of 2007.

The decrease in the APAC PT gross profit rate for the first nine months of 2008 was due to a higher mix of traditional temporary-based revenue. On a constant currency basis, selling, general and administrative expenses increased by 20.6%, due primarily to significant investments in this region, including costs associated with new branches.

OCG

	Sept. Year to Date
	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$176.1	$121.6	44.8%		42.4%
Fee-based income	20.6	11.7	76.3		71.2
Earnings from Operations	2.8	3.0	(9.0)

Gross profit rate	31.0%	26.5%	4.5	pts.
Expense rates:
% of revenue	29.5	24.0	5.5
% of gross profit	94.9	90.6	4.3
Operating margin	1.6	2.5	(0.9)

Revenue from services in the OCG segment for the first nine months of 2008 increased in all three regions – Americas, Europe and Asia-Pacific. OCG revenue represented 4.2% of total Company revenue in the first nine months of 2008 and 2.9% for the first nine months of 2007. Acquisitions completed in the fourth quarter of last year contributed approximately 12 percentage points to OCG year-over-year revenue growth for the first nine months of 2008.

The OCG gross profit rate increased primarily due to improved margins in the recruitment processing outsourcing unit, coupled with revenue growth in fee-based business units, such as Kelly Vendor Management. Selling, general and administrative expenses increased 77.4% from the prior year, due to investments to build out implementation and operations infrastructure.

Financial Condition

Kelly has financed its operations through cash generated by operating activities and available from various credit facilities. As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $114 million at the end of the third quarter of 2008, an increase of $21 million from the $93 million at year-end 2007. As further described below, the Company generated $86 million of cash from operating activities, used $56 million of cash in investing activities and used $9 million in financing activities.

Operating Activities

In the first nine months of 2008, the Company generated $86 million in cash from its operating activities, as compared to $50 million in the first nine months of 2007. This increase is due primarily to improved working capital driven by the timing of salary, wage and payroll tax payments and lower global days sales outstanding.

Trade accounts receivable totaled $914 million at the end of the third quarter of 2008. Global days sales outstanding at the end of the third quarter of 2008 were 51 days, a decrease of one day from the third quarter of 2007.

The Company’s working capital position was $444 million at the end of the third quarter of 2008 and $479 million at year-end 2007. The current ratio was 1.7 at the end of the third quarter of 2008 and 1.8 at year-end 2007.

Investing Activities

In the first nine months of 2008, the Company used $56 million for investing activities, compared to $47 million in the first nine months of 2007. Capital expenditures totaled $24 million for the first nine months of 2008 and $34 million for the first nine months of 2007.

Capital expenditures are primarily related to the Company’s information technology programs, including the implementation of the PeopleSoft payroll, billing and accounts receivable project, and branch openings, refurbishments and relocations.

The PeopleSoft payroll, billing and accounts receivable project is intended to cover the U.S., Canada, Puerto Rico, U.K. and Ireland. Through 2007, the Company has implemented accounts receivable in all locations, and payroll and billing in the U.K. and Ireland. The Company implemented payroll in Canada at the start of the fourth quarter of 2008. The Company expects to spend approximately $9 to $10 million in capital expenditures and approximately $7 to $8 million in selling, general and administrative expenses in 2008, bringing the total cost to approximately $79 to $81 million through 2008, of which approximately $56 to $57 million will be capital expenditures and approximately $23 to $24 million will be selling, general and administrative expenses. The U.S. and Puerto Rico payroll implementations, and U.S., Canada and Puerto Rico billing implementations have been delayed until 2010. The total cost to complete these implementations has not yet been determined.

Effective August 1, 2008, the Company acquired all of the shares of the Portuguese subsidiaries of Randstad Holding N.V., Randstad – Empresa de Trabalho Temporario, Unipessoal, Lda and Randstad – Gestao de Processos, Lda for $13.2 million in cash. The acquisition includes 13 branch offices and 15 on-site locations serving the Portuguese staffing market. In addition to traditional temporary staffing services, current business lines also include on-site personnel management and permanent placement. This acquisition is included as business units in the EMEA Commercial segment of the Company from the date of acquisition.

On August 28, 2008, the Company completed the acquisition of Toner Graham, a specialized accountancy and finance recruitment services company headquartered in the United Kingdom for $9.1 million in cash. The transaction also includes additional contingent earnout payments up to $6.1 million in total, payable over the next three years, based primarily on the achievement of certain earnings targets. Toner Graham is included as a business unit in the EMEA PT business segment of the Company from the date of acquisition.

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

Financing Activities

In the first nine months of 2008, the Company used $9 million in financing activities, compared to $22 million in the first nine months of 2007. Debt totaled $115 million at the end of the third quarter of 2008, compared to $98 million at year-end 2007. At the end of the third quarter of 2008, debt represented approximately 13.1% of total capital.

During the first nine months of 2008, 436,697 shares were repurchased for $8 million under the $50 million Class A share repurchase program authorized by the board of directors in August, 2007. During the first nine months of 2007, 556,133 shares were repurchased for $12.5 million. The total number of outstanding Class A shares repurchased under the program were 2,116,570 at a total cost of $43 million.

In the first nine months of 2008, the Company made $14 million in dividend payments and received $12 million in net borrowings on the revolving line of credit. In the first quarter of 2007, the Company obtained short-term financing utilizing an $8.2 million yen-denominated credit facility to purchase the additional 51% interest in Tempstaff Kelly, as well as to fund local working capital.

Subsequent Event

On October 10, 2008, the Company closed and funded a three-year syndicated term loan facility comprised of 9 million euros and 5 million U.K. pounds, maturing October 3, 2011. The facility was used to refinance the short-term borrowings related to the Portugal and Toner Graham acquisitions. The loans bear interest at the LIBOR rate applicable to each currency plus a spread of 100 basis points. This credit facility contains requirements for a maximum leverage ratio and minimum interest coverage ratio. The entire principal amount is due upon maturity with interest payments due at intervals of one, two, three, or six months, as elected by the Company.

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

Summary

The Company’s financial position remains strong. The Company expects to meet its ongoing short- and long-term cash requirements, including the funding of the PeopleSoft payroll and billing project and costs related to litigation, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities. Additional funding sources available for potential future acquisitions include public or private bonds or other sources appropriate to the size and nature of the acquisition.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with Generally Accepted Accounting Principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We have discussed the critical accounting estimates that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed with the Securities and Exchange Commission. There have been no material changes to those critical accounting estimates, except as discussed below.

Litigation

Kelly is subject to legal proceedings and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, results of similar litigation and participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see Note 10, Contingencies, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q. At September 28, 2008, the accrual for litigation costs is included in accounts payable and accrued liabilities on the consolidated balance sheet.

Forward-Looking Statements

Certain statements contained in this document are “forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as "expects,” "anticipates,” "intends,” "plans,” "believes,” "estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, material changes in demand from large corporate customers, availability of temporary workers with appropriate skills required by customers, increases in wages paid to temporary workers, liabilities for client and employee actions, foreign currency fluctuations, changes in laws and regulations (including federal, state and international tax laws), the Company’s ability to effectively implement and manage its information technology programs, and the ability of the Company to successfully expand into new markets and service lines. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K.

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

In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2008 third quarter earnings.

Marketable equity investments, representing our investment in Tempstaff, Inc., are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings. See Note 2, Fair Value Measurements, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in thousands of dollars)
June 30, 2008 through August 3, 2008	445	$18.75	-	$7,322
August 4, 2008 through August 31, 2008	-	-	-	$7,322
September 1, 2008 through September 28, 2008	476	18.39	-	$7,322

Total	921	$18.57	-

On August 8, 2007, the Company’s board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. The Company intends to repurchase shares under the program, from time to time, in the open market. The repurchase program has a term of 24 months. We may also reacquire shares outside the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Accordingly, 921 shares were reacquired in transactions outside the program during the quarter.

Item 6. Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 40 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 6, 2008

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2008

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