Form 10-K
period 2008-12-28
KELLY SERVICES INC
filed 2009-02-11
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $551,245,963.

Registrant had 31,315,575 shares of Class A and 3,459,785 of Class B common stock, par value $1.00, outstanding as of February 2, 2009.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2009 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

Founded by William R. Kelly in 1946, Kelly Services has delivered pioneering workforce solutions to customers in a variety of industries throughout our 62-year history. Our range of solutions and geographic coverage has grown steadily over the years to match the expanding needs of our customers.

We have evolved from a United States-based company concentrating primarily on traditional office staffing into a global workforce solutions leader with a breadth of specialty businesses. We currently assign professional and technical employees in the fields of creative services, education, legal, and health care—while ranking as one of the world’s largest scientific staffing providers, and among the leaders in information technology, engineering, and financial staffing. These specialty service lines complement our traditional expertise in office services, contact center, light industrial, and electronic assembly staffing. We also offer innovative talent management solutions for our customers including outsourcing, consulting, recruitment, career transition, and vendor management services.

Geographic Breadth of Services

Headquartered in Troy, Michigan, we serve customers in all major staffing markets throughout the world. We provide temporary employment for approximately 650,000 employees annually to a variety of customers around the globe—including more than 90 percent of the Fortune 500 companies.

We offer workforce solutions to a diversified group of customers through offices in three regions: the Americas, Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific (“APAC”).

Description of Business Segments

Our operations are divided into seven principal business segments: Americas Commercial, Americas Professional and Technical (“Americas PT”), EMEA Commercial, EMEA Professional and Technical (“EMEA PT”), APAC Commercial, APAC Professional and Technical (“APAC PT”) and Outsourcing and Consulting Group (“OCG”).

Americas Commercial

Our Americas Commercial segment includes: Kelly Office Services, offering trained employees who work in word processing, data entry, and as administrative support staff; KellyConnect, providing staff on-site and remotely for contact centers, technical support hotlines, and telemarketing units; Kelly Educational Staffing, the first nationwide program supplying qualified substitute teachers; Kelly Marketing Services, including support staff for seminars, sales, and trade shows; Kelly Electronic Assembly Services, providing technicians to serve the technology, aerospace, and pharmaceutical industries; Kelly Light Industrial Services, placing maintenance workers, material handlers, assemblers, and more; KellySelect, a temporary to full-time service that provides both customers and temporary staff the opportunity to evaluate their relationship before making a full-time employment decision; and KellyDirect, a permanent placement service used across all staffing business units.

Americas PT

Our Americas PT segment includes a number of industry-specific services: CGR/seven, placing employees in creative services positions; Kelly Automotive Services Group, placing employees in a variety of technical, non-technical, and administrative positions with major automotive manufacturers and their suppliers; Kelly Engineering Resources, supplying engineering professionals across all disciplines including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality, and telecommunications; Kelly Financial Resources, serving the needs of corporate finance departments, accounting firms, and financial institutions with professional personnel; Kelly Government Solutions, providing a full spectrum of talent management solutions to the US federal government; Kelly Healthcare Resources, providing all levels of healthcare specialists and professionals for work in hospitals, ambulatory care centers, HMOs and other health insurance companies; Kelly IT Resources, placing information technology specialists across all IT disciplines; Kelly Law Registry, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists, and legal administrators; and Kelly Scientific Resources, providing entry-level to Ph.D. professionals to a broad spectrum of scientific and clinical research industries. Our temporary-to-hire service, KellySelect, and permanent placement service, KellyDirect, are also offered in this segment.

EMEA Commercial

Our EMEA Commercial segment provides a similar range of commercial staffing services as described for our Americas Commercial segment above, including: Kelly Office Services, KellyConnect, Kelly Educational Staffing, Kelly Light Industrial Services and KellySelect. Additional service areas of focus include Kelly Catering and Hospitality, providing various chefs, porters, and hospitality representatives; and Kelly Industrial, supplying manual workers to semi-skilled professionals in a variety of trade, non-trade and operational positions.

EMEA PT

Our EMEA PT segment provides many of the same services as described for our Americas PT segment above, including: Kelly Engineering Resources, Kelly Financial Resources, Kelly Healthcare Resources, Kelly IT Resources, Kelly Scientific Resources and KellySelect. Kelly is also placing increased emphasis on cross-border recruitment for professional and technical opportunities across this region through our Kelly International Recruitment service line.

APAC Commercial

Our APAC Commercial segment provides many of the same commercial staffing services as described for our Americas and EMEA Commercial segments above, including: Kelly Office Services, KellyConnect, Kelly Marketing Services, Kelly Light Industrial Services, Kelly Hospitality, KellySelect, and KellyDirect. An additional service area includes Kelly Exhibition & Promotions, which focuses on providing staffing solutions for trade shows and exhibitions.

APAC PT

Our APAC PT segment provides many of the same services as described for our Americas and EMEA PT segments above, including: Kelly Engineering Resources, Kelly Financial Resources, Kelly IT Resources, Kelly Scientific Resources, KellySelect, and KellyDirect.

OCG

Our Outsourcing and Consulting Group segment delivers integrated talent management solutions configured to satisfy our customers’ needs across multiple regions, skill sets, and the entire spectrum of human resources challenge. Services in this segment include: Recruitment Process Outsourcing (“RPO”), offering talent acquisition and HR solutions from RPO and HR consulting to customized recruitment projects; Contingent Workforce Outsourcing (“CWO”), providing globally managed service solutions that integrate supplier and vendor management technology partners to optimize contingent workforce spend; Independent Contractor Solutions, delivering evaluation, classification, and risk management services that improve success with this critical talent pool; Business Process Outsourcing (“BPO”), offering full staffing and operational management of non-core functions or departments; HR Consulting, providing human capital solutions from consulting resources and services, to global mobility and strategic workforce planning; Career Transition & Organizational Effectiveness, offering a range of custom solutions to maintain effective operations and maximize employee motivation and performance in wake of corporate restructurings; and Executive Search, providing leadership in executive placement worldwide.

Financial information regarding our industry segments is included in the Segment Disclosure note to our consolidated financial statements presented in Part II, Item 8 of this report.

Business Objectives

Kelly’s philosophy is rooted in our conviction that we can and do make a difference on a daily basis—for our customers, in the lives of our employees, in the local communities we serve and in our industry. We aspire to be a strategic business partner to our customers, and strive to assist them in running efficient, profitable organizations. Our consultative approach to customer relationships leverages a collective expertise spanning more than 60 years of thought leadership, while Kelly solutions are customizable to benefit them on any scope or scale required.

For most of our customers, navigating the human capital arena has never been more complex. As the use of contingent labor, consultants, and independent contractors becomes more prevalent and critical to the ongoing success of our customer base—our core competencies are refined to help them realize their respective business objectives. Whether providing traditional staffing services, streamlined technology, or our integrated suite of talent management solutions—Kelly will continue to deliver the strategic expertise our customers need to transform their workforce management challenges into opportunity.

Business Operations

Service Marks

We own numerous service marks that are registered with the United States Patent and Trademark Office, the European Union Community Trademark Office and numerous individual country trademark offices.

Seasonality

Our quarterly operating results are affected by the seasonality of our customers’ businesses. Demand for staffing services historically has been lower during the first and fourth quarters, in part as a result of holidays, and typically increases during the second and third quarters of the year.

Working Capital

We believe there are no unusual or special working capital requirements in the staffing services industry.

Customers

We are not dependent on any single customer, or a limited segment of customers. Our largest single customer accounted for approximately four percent of total revenue in 2008.

Government Contracts

Although we conduct business under various federal, state, and local government contracts, they do not account for a significant portion of our business.

Competition

The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2008, our largest competitors were Adecco, S.A., Manpower, Inc., Randstad Holding N.V., Spherion Corporation, Allegis Group and Robert Half International, Inc.

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

Employees

We employ approximately 1,200 people at our corporate headquarters in Troy, Michigan, and approximately 8,900 staff members in our international network of company-owned branch offices. In 2008, we assigned approximately 650,000 temporary employees with a variety of customers around the globe.

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

The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies. While the majority of our competitors are significantly smaller than us, several competitors, including Adecco S.A., Manpower Inc., Randstad Holding N.V., Spherion Corporation, Allegis Group and Robert Half International, Inc., have substantial marketing and financial resources. In particular, Adecco S.A., Manpower Inc., and Randstad Holding N.V. are considerably larger than we are and, thus have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

Demand for staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the other countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. We may also experience more competitive pricing pressure during periods of economic downturn. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or certain other countries in which we operate has a material adverse effect on our business, financial condition and results of operations. For 2008, the already-weak economic conditions and employment trends in the U.S., present at the start of the year, continued to worsen as the year progressed. The most notable deterioration occurred in the fourth quarter of 2008 as the economic slowdown became more evident outside the U.S. and anxiety over the global financial crisis intensified. The weakened global economy significantly affected our earnings performance in 2008. We cannot predict when the global economy will begin to recover or when and to what extent conditions affecting the temporary staffing industry will improve. We also cannot ensure that the actions we have taken or may take in the future in response to these challenges will be successful or that our business, financial condition or results of operations will not continue to be adversely impacted by these conditions.

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

Our customer contracts contain termination provisions that could decrease our future revenues and earnings.

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

We may be exposed to employment-related claims and losses, including class action lawsuits, that could have a material adverse effect on our business.

Temporary staffing services providers employ and assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:

•	discrimination and harassment;

•	wrongful termination or denial of employment;

•	violations of employment rights related to employment screening or privacy issues;

•	classification of employees including independent contractors;

•	employment of illegal aliens;

•	violations of wage and hour requirements;

•	retroactive entitlement to employee benefits; and

•	errors and omissions by our temporary employees, particularly for the actions of professionals such as attorneys, accountants and scientists.

We are also subject to potential risks relating to misuse of customer proprietary information, misappropriation of funds, damage to customer facilities due to negligence of temporary employees, criminal activity and other similar claims. We may incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. In the U.S. and certain other countries in which we operate, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.

Unexpected changes in claim trends on our workers’ compensation and benefit plans may negatively impact our financial condition.

We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program and medical benefits claims. Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, our costs could increase significantly. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

Failure to maintain specified financial ratios in the Company’s bank credit facility could adversely restrict our financial and operating flexibility and subject us to other risks, including access to capital markets.

The Company’s Bank Credit Facility contains covenants that require the Company to maintain specified financial ratios and satisfy other financial conditions. The ability of the Company to meet these financial covenants may be affected by events beyond its control. If the Company defaults under any of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. Our Bank Credit Facility matures in November, 2010. If we are unable to extend or refinance our Bank Credit Facility or the terms applicable to any extension or refinancing are unfavorable to us, our financial condition and results of operations may be materially adversely affected. In these circumstances, there can be no assurance that the Company would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all.

Damage to our key data centers could affect our ability to sustain critical business applications.

Many business processes critical to the Company’s continued operation are housed in the Company’s data center situated within the corporate headquarters complex as well as regional data centers in Asia-Pacific and Europe. Those processes include, but are not limited to, payroll, customer reporting and order management. While we have taken steps to protect the Company’s operations, the loss of a data center would create a substantial risk of business interruption.

Our investment in the PeopleSoft payroll, billing and accounts receivable project may not yield its intended results.

In the fourth quarter of 2004, we commenced the PeopleSoft project to replace our payroll, billing and accounts receivable information systems in the United States, Canada, Puerto Rico, the United Kingdom and Ireland. To date we have several modules in production including accounts receivable, payroll in Canada and payroll and billing in the United Kingdom and Ireland. We are delaying implementation of the remaining components, including payroll and billing in the United States and billing in Canada, until at least 2010 and do not have an estimate of the cost for completion. There is a risk that if the remaining modules are not completed or the cost of completion is prohibitive, an impairment charge relating to all or a portion of the $6.1 million capitalized cost of the in-process modules could be required.

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

Our business is subject to extensive government regulation, which may restrict the types of employment services we are permitted to offer or result in additional or increased tax or other costs that reduce our revenues and earnings.

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

We conduct our business in all major staffing markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:

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

Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and management attention. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, our business may be harmed. Market perception of our financial condition and the trading price of our stock may also be adversely affected and customer perception of our business may suffer.

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

Our board of directors could choose not to negotiate with an acquirer that it did not believe was in our strategic interests. If an acquirer is discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by these or other measures, our shareholders could lose the opportunity to sell their shares at a favorable price.

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

The combined usable floor space in the headquarters complex is approximately 350,000 square feet, and an additional 29,000 square feet, commencing on January 1, 2009, is being leased nearby. Our buildings are in good condition and are currently adequate for their intended purpose and use. We also own undeveloped land in Troy and northern Oakland County, Michigan, for possible future expansion.

Branch office business is conducted in leased premises with the majority of leases being fixed for terms of generally five years in the United States and 5 to 10 years outside the United States. We own virtually all of the office furniture and the equipment used in our corporate headquarters and branch offices.

ITEM 3.  LEGAL PROCEEDINGS.

See Note 17, Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of current legal proceedings.

Disclosure of Certain IRS Penalties

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

Our Class A and Class B common stock is traded on the NASDAQ Global Market under the symbols “KELYA” and “KELYB,” respectively. The high and low selling prices for our Class A common stock and Class B common stock as quoted by the NASDAQ Global Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2008
Class A common
High	$21.38	$23.20	$21.53	$19.68	$23.20
Low	15.01	19.38	16.50	9.47	9.47

Class B common
High	25.99	22.01	20.00	22.92	25.99
Low	19.55	19.75	17.00	10.99	10.99

Dividends	.135	.135	.135	.135	.54

2007
Class A common
High	$32.82	$33.97	$28.14	$24.39	$33.97
Low	28.04	26.73	19.47	18.20	18.20

Class B common
High	32.10	36.89	31.00	34.90	36.89
Low	26.05	28.00	20.00	21.00	20.00

Dividends	.125	.125	.135	.135	.52

Holders

The number of holders of record of our Class A and Class B common stock were 5,430 and 417, respectively, as of February 2, 2009.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
September 29, 2008 through November 2, 2008	167	$14.12	-	$7,322

November 3, 2008 through November 30, 2008	-	-	-	$7,322

December 1, 2008 through December 28, 2008	-	-	-	$7,322

Total	167	$14.12	-

On August 8, 2007, the board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. The Company has repurchased $42.7 million of shares in the open market. It has the ability to repurchase additional shares for up to $7.3 million. The repurchase program has a term of 24 months. The Company does not intend to make further share repurchases under the plan. We may reacquire shares outside the program in connection with the surrender of shares to cover taxes due upon the vesting of restricted stock held by employees. 167 shares were reacquired in transactions outside the repurchase program during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P MidCap 400 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2008. The graph assumes an investment of $100 on December 31, 2003 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Assumes Initial Investment of $100

December 31, 2003 – December 31, 2008

	2003	2004	2005	2006	2007	2008
Kelly Services, Inc.	$100.00	$107.24	$94.47	$106.00	$69.82	$50.26
S&P MidCap 400 Index	$100.00	$116.50	$131.12	$144.65	$156.15	$99.56
S&P 1500 Human Resources and Employment Services Index	$100.00	$120.38	$138.67	$165.84	$126.57	$115.13

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

(In millions except per share amounts)	2008	2007	2006	2005	2004 (1)
Revenue from services	$5,517.3	$5,667.6	$5,546.8	$5,186.4	$4,863.4
(Loss) earnings from continuing operations	(81.7)	53.7	56.8	37.7	22.2
(Loss) earnings from discontinued operations, net of tax (2)	(0.5)	7.3	6.7	1.6	(1.0)
Net (loss) earnings	(82.2)	61.0	63.5	39.3	21.2

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	(2.35)	1.48	1.58	1.06	0.63
(Loss) earnings from discontinued operations	(0.02)	0.20	0.19	0.04	(0.03)
Net (loss) earnings	(2.37)	1.68	1.76	1.10	0.60

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	(2.35)	1.47	1.56	1.05	0.63
(Loss) earnings from discontinued operations	(0.02)	0.20	0.18	0.04	(0.03)
Net (loss) earnings	(2.37)	1.67	1.75	1.09	0.60

Dividends per share
Classes A and B common	0.54	0.52	0.45	0.40	0.40

Working capital	427.4	478.6	463.3	428.0	413.1
Total assets	1,457.3	1,574.0	1,469.4	1,312.9	1,249.8
Total noncurrent liabilities	203.8	200.5	142.6	119.9	115.8

(1)	Fiscal year included 53 weeks.

(2)	As discussed in Note 4 to the consolidated financial statements, Kelly Home Care (“KHC”) was sold effective March 31, 2007 for an after-tax gain of $6.2 million. Additionally, Kelly Staff Leasing (“KSL”) was sold effective December 31, 2006 for an after-tax gain of $2.3 million. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the gains on the sales as well as KHC’s and KSL’s results of operations for the current and prior periods have been reported as discontinued operations in the Company’s consolidated statements of earnings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

2008 was a very difficult year. The already-weak economic conditions and employment trends in the U.S., present at the start of 2008, continued to worsen as the year progressed. The most notable deterioration occurred in the fourth quarter as the economic slowdown became more evident outside the U.S. and anxiety over the global financial crisis intensified.

According to the U.S. Bureau of Labor Statistics, during the year, the U.S. economy lost 2.6 million jobs, compared with 2.1 million jobs created in 2006 and 1.1 million in 2007. Temporary staffing was impacted especially hard, posting 21 consecutive months of year-over-year declines. In fact, the rate of temporary job losses accelerated throughout the year, with December’s drop being the highest in this cycle. Outside of the U.S., the effects of a global recession quickly spread, resulting in almost immediate deterioration of employment markets and temporary staffing.

The weakened global economy significantly affected our earnings performance in 2008. For the year, we recorded a net loss of $2.37 per diluted share, compared to net earnings of $1.67 per diluted share in 2007. Included in those 2008 results are impairment charges of $2.22 per diluted share. Our efforts to implement our strategic plan to diversify business offerings, expand geographically, reduce costs, consolidate facilities and close unprofitable branches helped to mitigate the negative impact of this economic environment.

In spite of these challenges, we did make measurable strategic progress during the year. For example, we:

•	Acquired the Portuguese subsidiaries of Randstad Holding N.V., establishing our presence in Portugal, a growing staffing market,

•	Expanded into more fee-based businesses through the acquisition of Toner Graham, a specialized accountancy and financial recruiting company headquartered in the U.K.,

•

Opened approximately 50 new Professional and Technical, and Outsourcing and Consulting branches outside the U.S., in response to demand for technically skilled, degreed and certified professional workers throughout the world,

•	Maintained our overall gross profit rate, despite the weakening economic and labor market, and

•	In January 2009, announced a second restructuring plan in the U.K. to bring our infrastructure in line with current U.K. market conditions and labor trends.

We expect to continue the focus on our strategic plan; however, until we witness sustained temporary staffing job creation and signs of a strengthening global economy, we will continue to take decisive actions to minimize short-term risks. We remain committed to prudent cost actions and diligent management of the Company’s balance sheet without impairing our ability to compete and meet the future staffing needs of our customers.

Results of Operations

2008 versus 2007

Revenue from services for 2008 totaled $5.5 billion, a decrease of 2.7% from 2007. This was the result of a decrease in hours worked of 8.3%, partially offset by an increase in average hourly bill rates of 4.1% (3.0% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $151.4 million, or 2.7% of total revenue for 2008, an increase of 11.1% as compared to $136.3 million in 2007. Revenue decreased in the Americas Commercial and Americas PT business segments and increased in each of the five other business segments. Reflecting the accelerating slowdown in the global economy, the trend in revenue growth during 2008 was negative in all business units, with the largest decline occurring in the fourth quarter.

Compared to 2007, the U.S. dollar was weaker against certain foreign currencies, including the euro and the Swiss franc. As a result, our consolidated U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, 2008 revenue from services decreased 3.7% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2008 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2007. We believe that constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2008:

	Revenue from Services
	2008	2007	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas Commercial	$2,502.6	$2,759.4	(9.3	) %
Americas PT	911.4	929.1	(1.9)

Total Americas Commercial and PT - Constant Currency	3,414.0	3,688.5	(7.4)

EMEA Commercial	1,271.3	1,292.4	(1.6)
EMEA PT	166.1	158.8	4.6

Total EMEA Commercial and PT - Constant Currency	1,437.4	1,451.2	(1.0)

APAC Commercial	326.9	310.6	5.2
APAC PT	32.7	26.7	22.4

Total APAC Commercial and PT - Constant Currency	359.6	337.3	6.6

OCG - Constant Currency	246.6	190.6	29.3

Total Revenue from Services - Constant Currency	5,457.6	5,667.6	(3.7)
Foreign Currency Impact	59.7

Revenue from Services	$5,517.3	$5,667.6	(2.7	) %

Gross profit of $977.7 million was 1.2% lower than in 2007. Gross profit as a percentage of revenues was 17.7% in 2008 and increased 0.2 percentage points compared to the 17.5% rate in the prior year. Compared to the prior year, the gross profit rate increased in the EMEA PT and OCG segments, and was flat in the Americas Commercial business segment. The gross profit rate decreased in all other business segments.

The improvement in the gross profit rate is primarily due to growth in fee-based income. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.

The gross profit rate for 2008 and 2007 also included the effect of French payroll tax credits. During 2007, the French government changed the method of calculating payroll tax credits, retroactive to the beginning of 2006 and on a go-forward basis until October 1, 2007. During 2008, the French government extended eligibility to claim payroll tax credits to 2005. In connection with these changes, $2.4 million of French payroll tax credits were recognized in 2008 and $4.8 million were recognized in 2007.

As more fully described in Critical Accounting Estimates, we regularly update our estimates of the ultimate cost of open workers’ compensation claims. As a result, during 2008, we reduced the estimated cost of prior year workers’ compensation claims by $12.7 million. This compares to an adjustment reducing prior year workers’ compensation claims by $11.6 million in 2007.

Selling, general and administrative expenses totaled $967.4 million, a year-over-year increase of 6.4% (5.2% on a constant currency basis). Selling, general and administrative expenses expressed as a percentage of gross profit were 99.0% in 2008, a 7.1 percentage point increase compared to the 91.9% rate in 2007. Included in selling, general and administrative expenses for 2008 are $22.5 million of litigation costs for several pending lawsuits. (See Note 17, Contingencies, in the Notes to Consolidated Financial Statements for further discussion.)

On January 21, 2009, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom operations (“Kelly U.K.”). The plan is the result of management’s strategic review of the operations of Kelly U.K. which identified the opportunity for additional operational cost savings. We have not yet identified specific branches or employees affected, but expect that the plan will result in the elimination or consolidation of certain operations and may involve approximately 350 staff reductions. We expect that the plan will be completed by the end of 2009.

We currently estimate that we will incur total pre-tax charges associated with these actions of approximately $11 million to $14 million, including approximately $9 million to $11 million in facility exit costs and approximately $2 million to $3 million in severance expenses. We recorded $1.5 million of severance costs in the fourth quarter of 2008 and expect the remainder to be recorded in 2009. We expect all of the expense will result in future cash expenditures.

Included in selling, general and administrative expenses for 2007 were $8.9 million of expenses related to 2007 Americas and U.K. restructuring actions. The Americas restructuring costs totaled $3.0 million, of which $2.7 million related to facility exit costs and $0.2 million related to accelerated depreciation. The U.K. restructuring costs totaled $5.9 million, of which $4.2 million related to facility exit costs, $0.6 million related to accelerated depreciation and $1.1 million related to moving, fit out and lease origination fees related to the headquarters consolidation. We did not incur any significant severance costs in connection with the restructuring actions.

During the fourth quarter of 2008, impairment charges of $80.5 million were also recorded. We completed our goodwill impairment test during the fourth quarter and, due to worsening economic conditions, the Company’s discounted cash flow forecast for future years was revised. This resulted in the recognition of a goodwill impairment loss of $50.4 million in the EMEA Commercial segment in 2008. At December 28, 2008, the Company also determined that its available-for-sale investment in Temp Holdings Co. Ltd. (“Temp Holdings,” formerly Tempstaff), a Japanese staffing company, was impaired and an other-than-temporary impairment of $18.7 million was recorded. While Temp Holdings’ performance remains strong, its value has been affected by global market movements. The length of time (approximately nine months as of December 28, 2008) and extent to which the market value of the investment has been less than cost resulted in the Company’s determination that the impairment was other-than-temporary. Additionally, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value, determined by estimated future discounted cash flows. Due to a history of losses in the U.K. and uncertainty around future financial projections, the Company’s evaluation as of December 28, 2008 resulted in an $11.4 million reduction in the carrying value of long-lived assets in the U.K.

As a result of the above, the Company reported losses from operations for 2008 of $70.3 million, compared to earnings from operations of $80.1 million reported in 2007.

Other (expense) income was expense of $3.5 million in 2008, compared to income of $3.2 million in 2007. Included in other expense for 2008 is $3.7 million of foreign exchange losses booked primarily in the fourth quarter, related to yen-denominated net debt for the Temp Holdings investment and ruble-denominated intercompany balances in Russia. Foreign exchange losses were not significant in 2007.

Income tax expense on continuing operations for 2008 was $8.0 million, compared to last year’s expense of $29.6 million. Most of the impairment and restructuring charges are not tax deductible. In foreign countries where future tax deductions are possible, a valuation allowance was recorded against the deferred tax assets created by the charges. The valuation allowances related to impairment and restructuring charges equaled $2.2 million in Germany, $7.9 million in Japan and $1.1 million in the United Kingdom. The 2008 income tax expense was also impacted by nondeductible losses in the cash surrender value of life insurance policies used to fund the Company’s deferred compensation plans, and by losses in foreign countries which are not currently deductible.

Losses from continuing operations were $81.7 million in 2008, compared to earnings of $53.7 million in 2007. Included in losses from continuing operations in 2008 were $77.2 million, net of tax, of impairment charges, $13.9 million, net of tax, of litigation expenses, $1.5 million, net of tax, of U.K. restructuring costs and $1.6 million of French payroll tax credits, net of tax. Included in earnings from continuing operations in 2007 are $7.8 million of expenses, net of tax, related to the U.K. and Americas restructuring actions and $3.2 million of French payroll tax credits, net of tax.

Discontinued operations include the operating results of Kelly Home Care (“KHC”), which was sold in 2007 and Kelly Staff Leasing (“KSL”), which was sold in 2006. Losses from discontinued operations totaled $0.5 million for 2008, compared to earnings of $7.3 million for 2007. Discontinued operations for 2008 represent adjustments to assets and liabilities retained as part of the sale agreements. Discontinued operations for 2007 included the $6.2 million gain, net of tax, on the sale of KHC.

Net losses in 2008 were $82.2 million, compared to earnings of $61.0 million in 2007. Diluted loss per share from continuing operations for 2008 was $2.35, as compared to diluted earnings per share from continuing operations of $1.47 in 2007. Diluted loss per share from continuing operations for 2008 include the $2.22 per share cost of impairments, $0.40 per share cost of litigation expenses, $0.04 per share cost of the U.K. restructuring and a $0.05 per share benefit related to French payroll tax credits. Diluted earnings per share from continuing operations for 2007 include $0.21 per share of restructuring costs and a $0.09 per share benefit related to French payroll tax credits.

During the first quarter of 2008, the Company realigned its operations into seven reporting segments – Americas Commercial, Americas PT, EMEA Commercial, EMEA PT, APAC Commercial, APAC PT and OCG. Corporate expenses that directly support the operating units have been allocated to all seven segments. The segment operating results exclude the asset impairment charges discussed above. Prior periods were reclassified to conform with the current presentation.

Americas Commercial

	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$2,504.3	$2,759.4	(9.2	) %	(9.3	) %
Fee-based income	15.7	18.9	(16.5)		(16.7)
Earnings from Operations	70.0	95.6	(26.8)

Gross profit rate	15.9%	15.9%	0.0	pts.
Expense rates:
% of revenue	13.1	12.4	0.7
% of gross profit	82.4	78.2	4.2
Operating margin	2.8	3.5	(0.7)

The change in revenue from services in the Americas Commercial segment reflected the decrease in fee-based income, a decrease in hours worked of 12.4%, partially offset by an increase in average hourly bill rates of 3.7% (3.6% on a constant currency basis). Year-over-year revenue comparisons reflect decreases of 6.4% in the first quarter, 6.1% in the second quarter, 9.4% in the third quarter, and 14.9% in the fourth quarter. Americas Commercial represented 45.4% of total Company revenue for 2008 and 48.6% for 2007.

As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in 2008. Of the total $12.7 million adjustment booked in 2008, $10.5 million is reflected in the results of Americas Commercial. This compares to an adjustment of $10.0 million in 2007. Selling, general and administrative expenses decreased by 4.0 % compared to the prior year, but were higher as a percentage of revenue due to lower revenue from services.

Americas PT

	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$911.6	$929.1	(1.9	) %	(1.9	) %
Fee-based income	19.4	20.6	(5.8)		(6.0)
Earnings from Operations	47.7	53.5	(10.8)

Gross profit rate	17.6%	17.8%	(0.2	) pts.
Expense rates:
% of revenue	12.4	12.0	0.4
% of gross profit	70.3	67.6	2.7
Operating margin	5.2	5.8	(0.6)

The change in revenue from services in Americas PT reflected the decrease in fee-based income, a decrease in hours worked of 4.2%, partially offset by an increase in average billing rates of 2.5%. On a year-over-year basis, revenue increased 2.0% in the first quarter and 0.9% in the second quarter, and decreased 3.1% in the third quarter and 7.3% in the fourth quarter. Americas PT revenue represented 16.5% of total Company revenue for 2008 and 16.4% for 2007.

Americas PT’s share of the reduction in workers’ compensation expense was $1.4 million in 2008 and $1.0 million in 2007. Selling, general and administrative expenses were flat compared to the prior year, but were higher as a percentage of revenue due to lower revenue from services.

EMEA Commercial

	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$1,310.4	$1,292.4	1.4%		(1.6	) %
Fee-based income	39.5	38.2	3.5		0.0
Earnings from Operations	(3.0)	8.9	(133.5)

Gross profit rate	17.4%	17.7%	(0.3	) pts.
Expense rates:
% of revenue	17.6	17.0	0.6
% of gross profit	101.3	96.1	5.2
Operating margin	(0.2)	0.7	(0.9)

The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from the increase in fee-based income and an increase in average hourly bill rates of 4.0% (an increase of 0.7% on a constant currency basis), partially offset by a decrease in hours worked of 4.7%. Constant currency year-over-year revenue comparisons reflect decreases of 1.6% in the first quarter and 1.1% in the second quarter, an increase of 1.3% in the third quarter and decrease of 5.0% in the fourth quarter. EMEA Commercial revenue represented 23.8% of total Company revenue for 2008 and 22.8% for 2007. The Portugal acquisition contributed approximately 2 percentage points to EMEA Commercial year-over-year constant currency revenue growth.

EMEA Commercial earnings from operations for 2008 includes a $2.4 million benefit related to French payroll tax credits and a $1.5 million charge related to the restructuring of the U.K. operations. The prior year included a $5.9 million charge related to the restructuring of the U.K. operations and a $4.8 million benefit related to French payroll tax credits.

The change in the gross profit rate was due to lower French payroll tax credits recognized in 2008 as compared to 2007, and lower temporary gross profits rates primarily in the U.K. On a constant currency basis, selling, general and administrative expenses increased 2.0% from the prior year. Excluding the effect of restructuring and the Portugal acquisition in 2008, constant currency expenses were about flat with 2007. Included in expenses for 2007 was the effect of $5.9 million in U.K. restructuring costs.

EMEA PT

	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$172.5	$158.8	8.7%		4.6%
Fee-based income	26.8	21.9	22.4		15.8
Earnings from Operations	2.3	2.4	(5.7)

Gross profit rate	29.7%	28.2%	1.5	pts.
Expense rates:
% of revenue	28.3	26.7	1.6
% of gross profit	95.5	94.6	0.9
Operating margin	1.3	1.5	(0.2)

The change in translated U.S. dollar revenue from services in EMEA PT resulted from an increase in fee-based income, a 4.7% increase in average hourly bill rates (1.0% on a constant currency basis), and an increase in hours worked of 1.2%. Constant currency year-over-year revenue comparisons reflect increases of 9.3% in the first quarter, 5.6% in the second quarter, 2.7% in the third quarter and 1.6% in the fourth quarter. EMEA PT revenue represented 3.1% of total Company revenue for 2008 and 2.8% for 2007. Acquisitions contributed approximately 2 percentage points to EMEA PT year-over-year constant currency revenue growth.

The increase in the EMEA PT gross profit rate was primarily due to growth in fee-based income. On a constant currency basis, selling, general and administrative expenses increased 10.4% from the prior year, due to costs associated with branch openings during the second half of last year. Excluding the effect of the Toner Graham acquisition, constant currency expenses increased approximately 6.5% from the prior year.

APAC Commercial

	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$336.0	$310.6	8.2%		5.2%
Fee-based income	17.0	15.0	13.2		9.1
Earnings from Operations	(0.3)	3.2	(109.1)

Gross profit rate	16.8%	17.1%	(0.3	) pts.
Expense rates:
% of revenue	16.8	16.0	0.8
% of gross profit	100.5	93.9	6.6
Operating margin	(0.1)	1.0	(1.1)

The change in translated U.S. dollar revenue from services in APAC Commercial resulted from the increase in fee-based income and an increase in average hourly bill rates of 6.1% (3.3% on a constant currency basis), combined with an increase in hours worked of 1.6%. Constant currency year-over-year revenue comparisons reflect increases of 23.4% in the first quarter, 6.5% in the second quarter, 1.7% in the third quarter and a decrease of 5.5% in the fourth quarter. APAC Commercial revenue represented 6.1% of total Company revenue in 2008 and 5.5% in 2007. Acquisitions last year contributed approximately 4 percentage points to APAC Commercial year-over-year constant currency revenue growth.

On a constant currency basis, selling, general and administrative expenses increased 10.1%, due to significant investments in this region, through acquisitions made in the prior year and costs associated with new branches.

APAC PT

	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$34.3	$26.7	28.3%		22.4%
Fee-based income	5.1	5.0	1.0		(4.3)
Earnings from Operations	(0.5)	0.1	(491.6)

Gross profit rate	29.8%	33.0%	(3.2	) pts.
Expense rates:
% of revenue	31.2	32.6	(1.4)
% of gross profit	104.6	98.6	6.0
Operating margin	(1.4)	0.4	(1.8)

The change in translated U.S. dollar revenue from services in APAC PT resulted from an increase in hours worked of 27.6%, combined with an increase in average hourly bill rates of 0.1% (a decrease of 4.4% on a constant currency basis). The constant currency change in average hourly bill rates was impacted by a change in mix to lower average wage rate countries, such as Malaysia and India. Constant currency year-over-year revenue comparisons reflect increases of 63.5% in the first quarter, 42.4% in the second quarter, 9.5% in the third quarter and a decrease of 2.4% in the fourth quarter. APAC PT revenue represented 0.6% of total Company revenue for 2008 and 0.5% for 2007.

The decrease in the APAC PT gross profit rate in 2008 was due to a higher mix of traditional temporary-based revenue as compared to fee-based income. On a constant currency basis, selling, general and administrative expenses increased by 17.7%, due primarily to significant investments in this region, including costs associated with new branches.

OCG

	2008	2007	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$248.2	$190.6	30.2%		29.3%
Fee-based income	27.8	16.7	66.6		65.1
Earnings from Operations	3.4	8.0	(57.2)

Gross profit rate	29.7%	26.4%	3.3	pts.
Expense rates:
% of revenue	28.3	22.2	6.1
% of gross profit	95.3	84.0	11.3
Operating margin	1.4	4.2	(2.8)

Revenue from services in the OCG segment for 2008 increased in all three regions – Americas, Europe and Asia-Pacific. Constant currency year-over-year revenue comparisons reflect increases of 42.2% in the first quarter, 56.9% in the second quarter, 30.5% in the third quarter and 6.3% in the fourth quarter. OCG revenue represented 4.5% of total Company revenue in 2008 and 3.4% for 2007. Acquisitions completed in the fourth quarter of last year contributed approximately 8 percentage points to OCG year-over-year constant currency revenue growth.

The OCG gross profit rate increased primarily due to improved margins in the recruitment processing outsourcing unit, coupled with revenue growth in fee-based business units, such as contingent workforce outsourcing (“CWO”). Constant currency selling, general and administrative expenses increased 64.6% from the prior year, due to investments to build out implementation and operations infrastructure.

Results of Operations

2007 versus 2006

Revenue from services for 2007 totaled $5.7 billion, an increase of 2.2% from 2006. This was the result of an increase in average hourly bill rates of 4.1%, partially offset by a decrease in hours worked of 2.9%. Fee-based income, which is included in revenue from services, totaled $136.3 million, or 2.4% of total revenue for 2007, an increase of 31.8% as compared to $103.4 million in 2006. Reflecting the economic slowdown in the U.S. market, revenue from services decreased from 2006 in the Americas Commercial and Americas PT business segments. Revenue from services increased from 2006 in each of the other five business segments.

Compared to 2006, the U.S. dollar was weaker against many foreign currencies, including the euro, the British pound and the Canadian dollar. As a result, our U.S. dollar translated revenue from services was slightly higher than would have otherwise been reported. On a constant currency basis, 2007 revenue from services decreased 0.6% as compared with 2006. When we use the term “constant currency,” it means that we have translated financial data for 2007 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2006. We believe that constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2007:

	Revenue from Services
	2007	2006	% Change
	(In millions of dollars)
Revenue from Services - Constant Currency:
Americas Commercial	$2,745.7	$2,916.1	(5.8	) %
Americas PT	928.3	961.6	(3.5)

Total Americas Commercial and PT - Constant Currency	3,674.1	3,877.7	(5.3)

EMEA Commercial	1,193.3	1,145.5	4.2
EMEA PT	146.3	119.6	22.3

Total EMEA Commercial and PT - Constant Currency	1,339.6	1,265.0	5.9

APAC Commercial	285.8	232.9	22.7
APAC PT	24.7	16.4	50.8

Total APAC Commercial and PT - Constant Currency	310.5	249.2	24.6

OCG - Constant Currency	189.3	154.8	22.3

Total Revenue from Services - Constant Currency	5,513.3	5,546.8	(0.6)
Foreign Currency Impact	154.3

Revenue from Services	$5,667.6	$5,546.8	2.2%

Gross profit of $989.1 million was 9.1% higher than 2006. Gross profit as a percentage of revenues was 17.5% in 2007 and increased 1.2 percentage points compared to the 16.3% rate recorded in 2006. Compared to 2006, the gross profit rate increased in all business segments, except for APAC Commercial.

The improvement in the gross profit rate is due to lower payroll tax rates and workers’ compensation costs measured as a percentage of direct wages and higher fee-based income. The gross profit rate also includes the effect of the French payroll tax credits noted below.

During the second quarter of 2007, the French government changed the method of calculating payroll tax credits, retroactive to the beginning of 2006 and on a go-forward basis until October 1, 2007. As a result, Kelly recognized a total credit of $4.8 million in 2007, of which $2.6 million related to 2006.

As a result of regularly updating our estimates of the ultimate cost of open workers’ compensation claims, we reduced the estimated cost of prior year workers’ compensation claims by $11.6 million during 2007. This compares to an adjustment reducing workers’ compensation claims by $7.7 million in 2006.

Selling, general and administrative expenses of $909.0 million were 9.7% higher than 2006. Selling, general and administrative expenses expressed as a percentage of revenues were 16.0% in 2007, a 1.1 percentage point increase compared to the 14.9% rate in 2006.

As discussed above, included in selling, general and administrative expenses in 2007 were $8.9 million of expenses related to the Americas and U.K. restructuring actions. The remaining increase in selling, general and administrative expenses is due primarily to growth in compensation-related costs.

Other income for 2007 was $3.2 million, compared to $1.5 million in 2006. The improvement is primarily attributable to an increase in interest income related to higher U.S. interest rates earned on higher average cash balances compared to last year.

The effective income tax rate on continuing operations for 2007 was 35.5%, higher than the 2006 rate of 28.6%. The majority of the increase in the effective tax rate is a result of an increase in losses in certain international locations, particularly the U.K., for which no income tax benefit is provided, and, in the U.S., the expiration of work opportunity tax credits related to Hurricane Katrina.

Earnings from continuing operations were $53.7 million in 2007, compared to $56.8 million in 2006. Included in earnings from continuing operations are $7.8 million of expenses, net of tax, related to the U.K. and Americas restructuring actions and $3.2 million of French payroll tax credits, net of tax.

Earnings from discontinued operations, which include KHC’s and KSL’s operating results, totaled $7.3 million for 2007 and include the $6.2 million gain, net of tax, on the sale of KHC. Earnings from discontinued operations for 2006 totaled $6.7 million and include the $2.3 million gain, net of tax, on the sale of KSL.

Net earnings in 2007 were $61.0 million, or a 3.9% decrease compared to 2006. Diluted earnings per share from continuing operations in 2007 were $1.47, as compared to diluted earnings per share from continuing operations of $1.56 in 2006.

Americas Commercial

	2007	2006	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$2,759.4	$2,916.1	(5.4	) %	(5.8	) %
Fee-based income	18.9	19.4	(3.0)		(4.2)
Earnings from Operations	95.6	111.5	(14.3)

Gross profit rate	15.9%	15.4%	0.5	pts.
Expense rates:
% of revenue	12.4	11.5	0.9
% of gross profit	78.2	75.1	3.1
Operating margin	3.5	3.8	(0.3)

Reflecting the soft labor market in the U.S., revenue from services in the Americas Commercial segment decreased 5.4% from 2006. This was the result of an 8.8% decrease in hours worked, partially offset by a 3.8% increase in average hourly bill rates. Year-over-year revenue comparisons reflect decreases of 4.3% in the first quarter, 5.7% in both the second quarter and third quarter, and 5.9% in the fourth quarter. Americas Commercial revenue from services represented 48.6% of total Company revenue from services for 2007 and 52.6% for 2006.

The increase in the gross profit rate was principally due to lower workers’ compensation costs and reduced payroll taxes. As noted above, we revised our estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in 2007. Of the total $11.6 million expense reduction in 2007, $10.0 million was credited to Americas Commercial. This compares to an adjustment reducing expense by $7.0 million in 2006.

Selling, general and administrative expenses increased by 1.8% as compared to 2006. Included in Americas Commercial selling, general and administrative expenses for 2007 is $3.0 million related to the branch restructuring. The remaining increase in selling, general and administrative expenses was due primarily to the growth in compensation costs.

Americas PT

	2007	2006	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$929.1	$961.6	(3.4	) %	(3.5	) %
Fee-based income	20.6	15.5	33.1		32.6
Earnings from Operations	53.5	51.2	4.5

Gross profit rate	17.8%	15.8%	2.0	pts.
Expense rates:
% of revenue	12.0	10.5	1.5
% of gross profit	67.6	66.4	1.2
Operating margin	5.8	5.3	0.5

Revenue from services in the Americas PT segment reflected a decrease in hours worked of 7.0%, partially offset by an increase in average billing rates of 2.8% for the professional and technical staffing businesses. On a year-over-year basis, revenue decreased 9.1% in the first quarter, 3.2% in the second quarter and 1.9% in the third quarter, and increased 1.1% in the fourth quarter. Americas PT revenue represented 16.4% of total Company revenue in 2007 and 17.3% in 2006.

The Americas PT gross profit rate increased primarily due to growth in fee-based income and reduced payroll taxes and workers’ compensation costs. Americas PT’s share of the reduction in workers’ compensation expense in 2007 was approximately $1.0 million, compared to an adjustment in 2006 of approximately $0.5 million.

Selling, general and administrative expenses increased by 10.5% as compared to 2006. The increase was due to increased compensation related costs and increased staffing costs related to adding permanent placement recruiters.

EMEA Commercial

	2007	2006	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$1,292.4	$1,145.5	12.8%		4.2%
Fee-based income	38.2	28.8	32.3		21.5
Earnings from Operations	8.9	(1.8)	NM

Gross profit rate	17.7%	16.6%	1.1	pts.
Expense rates:
% of revenue	17.0	16.8	0.2
% of gross profit	96.1	100.9	(4.8)
Operating margin	0.7	(0.2)	0.9

The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from the increase in fee-based income, an increase in average hourly bill rates of 10.2% (1.8% on a constant currency basis) and an increase in hours worked of 1.9%. EMEA Commercial revenue represented 22.8% of total Company revenue in 2007 and 20.6% in 2006.

Constant currency year-over-year revenue comparisons reflect increases of 6.5% in the first quarter, 5.8% in the second quarter, 2.9% in the third quarter and 2.0% in the fourth quarter.

EMEA Commercial earnings from operations for 2007 include a $5.9 million charge related to the restructuring of the U.K. operations and a $4.8 million benefit related to French payroll tax credits. The increase in the gross profit rate primarily reflects the effect of the French payroll tax credits.

Selling, general and administrative expenses increased by 14.5% as compared to 2006. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and the $5.9 million U.K. restructuring charge.

EMEA PT

	2007	2006	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$158.8	$119.6	32.8%		22.3%
Fee-based income	21.9	12.1	80.5		68.8
Earnings from Operations	2.4	0.7	250.0

Gross profit rate	28.2%	24.5%	3.7	pts.
Expense rates:
% of revenue	26.7	23.9	2.8
% of gross profit	94.6	97.6	(3.0)
Operating margin	1.5	0.6	0.9

The change in translated U.S. dollar revenue from services in EMEA PT resulted from the increase in fee-based income and an increase in average hourly bill rates of 17.6% (8.4% on a constant currency basis), combined with an increase in hours worked of 8.3%. EMEA PT revenue represented 2.8% of total Company revenue in 2007 and 2.2% for 2006.

Constant currency year-over-year revenue comparisons reflect increases of 26.1% in the first quarter, 28.9% in the second quarter, 19.7% in the third quarter and 16.3% in the fourth quarter.

The increase in the EMEA PT gross profit rate for 2007 was primarily due to increases in fee-based income. Selling, general and administrative expenses increased by 47.9% as compared to 2006. The increase in U.S. dollar reported expenses was due primarily to the growth in compensation related costs and costs associated with new branches.

APAC Commercial

	2007	2006	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$310.6	$232.9	33.4%		22.7%
Fee-based income	15.0	14.8	1.3		(7.7)
Earnings from Operations	3.2	4.2	(22.3)

Gross profit rate	17.1%	18.4%	(1.3	) pts.
Expense rates:
% of revenue	16.0	16.6	(0.6)
% of gross profit	93.9	90.3	3.6
Operating margin	1.0	1.8	(0.8)

The change in translated U.S. dollar revenue from services in APAC Commercial resulted from an increase in hours worked of 28.3%, combined with an increase in average hourly bill rates of 5.1% (a decrease of 3.3% on a constant currency basis). The constant currency change in average hourly bill rates was impacted by significant growth in lower average wage rate countries, such as India and Malaysia. APAC Commercial revenue represented 5.5% of total Company revenue in 2007 and 4.2% for 2006.

Constant currency year-over-year revenue comparisons reflect increases of 12.0% in the first quarter, 25.5% in the second quarter, 23.0% in the third quarter and 29.1% in the fourth quarter. Acquisitions in 2007 contributed approximately 15 percentage points to APAC Commercial constant currency revenue growth.

The decrease in the APAC Commercial gross profit rate for 2007 was primarily due to a higher mix of traditional temporary-based revenue. Selling, general and administrative expenses increased by 28.6% as compared to 2006. The increase in U.S. dollar reported expenses was due to significant investments in this region, through acquisitions and costs associated with new branches.

APAC PT

	2007	2006	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$26.7	$16.4	63.2%		50.8%
Fee-based income	5.0	3.0	69.4		56.5
Earnings from Operations	0.1	0.0	NM

Gross profit rate	33.0%	32.3%	0.7	pts.
Expense rates:
% of revenue	32.6	32.4	0.2
% of gross profit	98.6	100.5	(1.9)
Operating margin	0.4	(0.2)	0.6

The change in translated U.S. dollar revenue from services in APAC PT resulted from the increase in fee-based income and an increase in hours worked of 44.4%, combined with an increase in average hourly bill rates of 18.3% (9.8% on a constant currency basis). APAC PT revenue represented 0.5% of total Company revenue in 2007 and 0.3% for 2006. Constant currency year-over-year revenue comparisons reflect increases of 11.8% in the first quarter, 28.0% in the second quarter, 79.1% in the third quarter and 83.1% in the fourth quarter.

The increase in the APAC PT gross profit rate for 2007 was primarily due growth in fee-based income. Selling, general and administrative expenses increased by 63.8% as compared to 2006. The increase in U.S. dollar reported expenses was due to significant investments in this region, including costs associated with new branches.

OCG

	2007	2006	Change		Constant Currency Change
	(In millions of dollars)
Revenue from Services	$190.6	$154.8	23.2%		22.3%
Fee-based income	16.7	9.7	72.0		67.0
Earnings from Operations	8.0	8.9	(10.2)

Gross profit rate	26.4%	24.9%	1.5	pts.
Expense rates:
% of revenue	22.2	19.1	3.1
% of gross profit	84.0	76.8	7.2
Operating margin	4.2	5.8	(1.6)

Revenue from services in the OCG segment for 2007 increased in all three regions – Americas, Europe and Asia-Pacific. OCG revenue represented 3.4% of total Company revenue in 2007 and 2.8% for 2006. Constant currency year-over-year revenue comparisons reflect increases of 18.9% in the first quarter, 9.2% in the second quarter, 26.6% in the third quarter and 29.9% in the fourth quarter. The large growth rates in the third and fourth quarter were fueled by increased revenue in the retail sector of our business processing outsourcing organization, along with strong growth rates in our executive placement and CWO fees. Acquisitions in 2006 and 2007 contributed approximately 2 percentage points to constant currency revenue growth.

The OCG gross profit rate increased primarily due to increases in fee-based income in our executive placement business unit, continued strong growth in the CWO business unit, coupled with the full year revenue impact of the 2006 acquisition of our career transition unit, The Ayers Group. Selling, general and administrative expenses increased 43.1% as compared to 2006, due to a full year of expense of the career transition unit in 2007, as well as additional expenses in our CWO and executive placement business units that supported the large revenue increases discussed above.

Results of Operations

Financial Condition

Historically, we have financed our operations through cash generated by operating activities and access to credit markets. As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $118 million at the end of 2008, an increase of $25 million from the $93 million at year-end 2007. As further described below, during 2008, we generated $102 million of cash from operating activities, used $64 million of cash in investing activities and used $9 million in financing activities.

Operating Activities

In 2008, we generated $102 million in cash from our operating activities, as compared to $73 million in 2007 and $116 million in 2006. The increase from 2007 was due primarily to a decrease in accounts receivable, as a result of declining revenues in the fourth quarter of 2008. The decrease from 2006 was due to lower net earnings.

Trade accounts receivable totaled $816 million at the end of 2008. Global days sales outstanding for the fourth quarter were 50 days for 2008, compared to 49 days for 2007.

Our working capital position was $427 million at the end of 2008, a decrease of $51 million from year-end 2007. The current ratio was 1.7 at year-end 2008 and 1.8 at year-end 2007.

Investing Activities

In 2008, we used $64 million for investing activities, compared to $82 million in 2007 and $65 million in 2006. Capital expenditures totaled $31 million in 2008 and $46 million in each of 2007 and 2006. Capital expenditures are primarily related to the Company’s information technology programs, including the implementation of the PeopleSoft payroll, billing and accounts receivable project, and branch openings, refurbishments and relocations.

The PeopleSoft payroll, billing and accounts receivable project is intended to cover the U.S., Canada, Puerto Rico, U.K. and Ireland. Through 2007, the Company implemented accounts receivable in all locations, and payroll and billing in the U.K. and Ireland. The Company implemented payroll in Canada at the start of the fourth quarter of 2008. The Company spent $9 million in capital expenditures and $7 million in selling, general and administrative expenses in 2008, bringing the total cost to $79 million through 2008, of which $56 million was capital expenditures and $23 million was selling, general and administrative expenses. The U.S. and Puerto Rico payroll implementations, and U.S., Canada and Puerto Rico billing implementations have been delayed until at least 2010. The total cost to complete these implementations has not yet been determined.

During the second quarter of 2006, we acquired the net assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing, for $4.6 million. The transaction included additional contingent payments, based primarily on the achievement of certain earnings targets. The 2006 earnings target was not met and no related payment was made. The 2007 earnings target was partially met and $0.1 million was paid in 2008. The 2008 earnings target was met and $0.7 million was accrued; the payment will be made in 2009. No further contingent earnout payments remain as of the 2008 year end. The Ayers Group is included as a business unit in the OCG business segment.

During the fourth quarter of 2006, we purchased an additional 1.6% interest in Temp Holdings for $16.0 million, bringing our total investment to 4.9%.

Also during the fourth quarter of 2006, we purchased Sony Corporation’s 40% interest in Tempstaff Kelly Inc. (“Tempstaff Kelly”), a joint venture originally created with Sony Corporation and Tempstaff, for $5.0 million. With the purchase of Sony Corporation’s ownership share, we increased our ownership interest to 49%. Accordingly, earnings from continuing operations for 2006 included our equity earnings in Tempstaff Kelly from the date of acquisition. At the end of the first quarter of 2007, we purchased the remaining shares of Tempstaff Kelly for $2.0 million, net of cash received. With the purchase of the remaining 51% interest in Tempstaff Kelly, Tempstaff Kelly became a wholly owned, consolidated subsidiary of Kelly Services, Inc. as of April 1, 2007. Tempstaff Kelly is included in the APAC Commercial business segment subsequent to April 1, 2007.

During the first quarter of 2007, we acquired the net operating assets of Talents Technology, a permanent placement and executive search firm with operations in the Czech Republic and Poland, for $3.1 million in cash. The transaction also included additional contingent earnout payments based primarily on the achievement of certain earnings targets. The 2007 and 2008 earnings targets were not met. As of the 2008 year end, one contingent earnout remains, for up to approximately $0.8 million based on 2009 earnings. Talents Technology is included in the EMEA PT business segment as of April 1, 2007.

During the first quarter of 2007, we also acquired the net operating assets of CGR/seven LLC, a creative staffing services firm that specializes in providing creative talent, for $12.3 million in cash at the date of acquisition and $1.0 million payable in each of the years 2008 and 2009, and possible additional earnout payments, based primarily on the achievement of certain earnings targets. In the second quarter of 2008, the Company paid the additional $1.0 million guaranteed acquisition payment and $2.0 million earnout payment. The earnings target for the 2008 payment was not met. No further contingent earnout payments remain as of the 2008 year end. The remaining guaranteed payment for $1.0 million is accrued as of the 2008 year end. CGR/seven is included in the Americas PT business segment as of April 1, 2007.

During the second quarter of 2007, we acquired P-Serv, a company specializing in temporary staffing, permanent staffing, outsourcing and executive search with operations in China, Hong Kong and Singapore, for $8.0 million in cash. P-Serv is included as a business unit in the APAC Commercial business segment of the Company from the date of acquisition. During 2008, the previous earnout agreement for $2.6 million was converted to a consulting agreement, payable quarterly retroactive to July, 2008 through March, 2011.

During the fourth quarter of 2007, we acquired the net assets of access AG, a specialized recruitment services company headquartered in Germany with operations in Austria, for $21.2 million in cash. access AG is included as a business unit in the OCG business segment. The transaction included an additional contingent payment, based on the achievement of certain earnings targets. During the first quarter of 2008, $7.6 million was paid related primarily to the 2007 acquisition of access AG. Of this amount, $4.3 million represents the payment of a previously recorded liability, and the remaining $3.3 million represents adjustments to the initial purchase price. During 2008, the earnings target for 2008 was met and $6.3 million was accrued; the related payment will be made in 2009. No further contingent earnout payments remain as of the 2008 year end.

During the third quarter of 2008, we acquired all of the shares of the Portuguese subsidiaries of Randstad Holding N.V., Randstad – Empresa de Trabalho Temporario, Unipessoal, Lda and Randstad – Gestao de Processos, Lda for $13.2 million in cash. The acquisition includes 13 branch offices and 15 on-site locations serving the Portuguese staffing market. In addition to traditional temporary staffing services, current business lines also include on-site personnel management and permanent placement. This acquisition is included as business units in the EMEA Commercial segment of the Company from the date of acquisition.

During the third quarter of 2008, we also completed the acquisition of Toner Graham, a specialized accountancy and finance recruitment services company headquartered in the United Kingdom, for $9.1 million in cash. The transaction also includes additional contingent earnout payments up to approximately $6.1 million in total, payable over three years, based primarily on the achievement of certain earnings targets. The earnings target for the 2008 payment was partially met and $0.2 million was accrued; the related payment will be made in 2009. As of the 2008 year end, two contingent earnout payments remain, each for up to approximately $2.2 million based on 2009 and 2010 earnings. Toner Graham is included as a business unit in the EMEA PT business segment of the Company from the date of acquisition.

Total future guaranteed and contingent payments related to the acquisitions above amount to $13.4 million as of December 28, 2008.

During the first quarter of 2007, we sold the KHC business for cash proceeds of $12.5 million. During the fourth quarter of 2006, we sold the KSL business for cash proceeds of $6.5 million.

Financing Activities

In 2008, we used $9 million from financing activities, as compared to $22 million in 2007 and generating $1 million in 2006. Debt totaled $115 million at year-end 2008, compared to $98 million at year-end 2007. At the end of 2008, debt represented approximately 15.0% of total capital.

During 2008, we repurchased 436,697 Class A shares for $8 million under the $50 million Class A share repurchase program authorized by the board of directors in August, 2007. During 2007, we repurchased 1,679,873 Class A shares for $34.7 million. As of December 28, 2008, a total of $7.3 million remained available under the $50 million share repurchase program. We do not intend to make further share repurchases under the plan.

On October 10, 2008, we closed and funded a three-year syndicated term loan facility comprised of 9 million euros and 5 million U.K. pounds, maturing October 3, 2011. The facility was used to refinance the short-term borrowings related to the Portugal and Toner Graham acquisitions. The loans bear interest at the LIBOR rate applicable to each currency plus a spread of 100 basis points. This credit facility contains requirements for a maximum leverage ratio and minimum interest coverage ratio, both of which were met at December 28, 2008. The entire principal amount is due upon maturity with interest payments due at intervals of one, two, three, or six months, as elected by the Company.

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

In the fourth quarter of 2007, we refinanced $49.1 million of the short-term yen denominated borrowings with a five-year term loan. The loan bears interest at LIBOR plus 45 basis points. Interest-only payments are required for periods of three, six, nine or 12 months. The loan agreement contains requirements for a maximum leverage ratio and a minimum interest coverage ratio, both of which were met at December 28, 2008.

As of year-end 2008, we had $141.8 million of committed unused credit facilities. In November, 2005, we entered into a $150 million five-year, unsecured multi-currency revolving credit facility which may be used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under this facility is 40 basis points over local LIBOR. This credit facility contains requirements for a maximum leverage ratio and a minimum interest coverage ratio, both of which were met at December 28, 2008. At year-end 2008, we had additional uncommitted one-year credit facilities totaling $14.5 million, under which we had borrowed $1.9 million.

Dividends paid per common share were $0.54 in 2008, $0.52 in 2007 and $0.45 in 2006.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2008:

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Operating leases	$175.8	$56.5	$72.3	$32.2	$14.8
Short-term borrowings	35.2	35.2	-	-	-
Accrued insurance	73.2	26.3	23.1	11.1	12.7
Accrued retirement benefits	68.2	6.6	13.3	13.2	35.1
Long-term debt	80.0	-	19.9	60.1	-
Payments related to acquisitions	13.4	8.1	5.3	-	-
Other long-term liabilities	4.1	0.5	1.0	1.0	1.6
FIN 48 income tax, interest and penalties	2.4	1.2	0.5	0.5	0.2
Purchase obligations	26.8	13.5	13.0	0.3	-

Total	$479.1	$147.9	$148.4	$118.4	$64.4

We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short- and long-term cash requirements, including the funding of the PeopleSoft payroll and billing project and costs related to litigation, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities. Additional funding sources available for potential future acquisitions include public or private bonds or other sources appropriate to the size and nature of the acquisition. We expect to fund costs incurred in connection with the restructuring of U.K. operations through the future collection of U.K. trade receivables.

During 2008, the Company met all financial and other covenants required by its credit facilities. The Company’s two main covenants are debt to total capital, which was 15.0% at year end, and interest coverage, which was 13.6 times at year end. The Company’s debt agreements require debt to total capital to be less than 50% and interest coverage to be at least five times. The ratios are calculated on a rolling four quarters basis and allow the exclusion of non-cash, non-recurring items. If the Company were to continue to report losses in 2009, it is possible that we would not meet this loan covenant. If this were to occur, we believe we would be able to obtain temporary waivers of the loan covenants; however, there can be no assurance this would happen. In addition, we expect that our borrowing cost would increase but we are not currently able to estimate an amount.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination. In addition, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required. As of year-end 2008 and 2007, the allowance for uncollectible accounts receivable was $17.0 million and $18.2 million, respectively.

Workers’ Compensation

We have a combination of insurance and self-insurance contracts under which we effectively bear the first $500,000 of risk per single accident, except in the state of California, where we bear the first $750,000 of risk per single accident. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on our historical claims experience, as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature, frequency and severity of the claims, analyses provided by third party claims administrators, performance of our medical cost management programs, changes in our territory and business line mix, as well as current legal, economic and regulatory factors such as indices of medical cost increases and other indicators of national severity and frequency trends. Where appropriate, multiple generally-accepted actuarial techniques are applied and tested in the course of preparing our estimates.

We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are adequate, there can be no assurances that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation was $73.2 million and $84.1 million at year-end 2008 and 2007, respectively.

Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by management. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. To derive the fair value of reporting units, an income approach is used. Under the income approach, fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company. Estimated future cash flows are based on our internal projection model. For reasonableness, the summation of reporting units’ fair values is compared to our market capitalization.

If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

We completed our annual impairment tests during the fourth quarter. As a result of worsening economic conditions, we determined that the fair value of our EMEA Commercial reporting unit was less than its carrying value. As a result, we performed step two of the goodwill impairment test to determine the implied fair value of EMEA Commercial’s goodwill. The implied fair value of the goodwill was less than its carrying value. As a result, we recognized a goodwill impairment loss of $50.4 million in the EMEA Commercial reporting unit. This expense has been recorded in the asset impairment line on the consolidated statement of earnings. The fair value of all other reporting units exceeded carrying value.

Our analysis uses significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Our projections assume near-term revenue declines, followed by a recovery and long-term modest growth. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. For example, a change in the estimated discount rate of 1% could have resulted in the fair value of the Americas Commercial segment falling below its book value. At year-end 2008 and 2007, total goodwill amounted to $117.8 million and $147.2 million, respectively. (See Note 6).

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

Litigation

Kelly is subject to legal proceedings and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, results of similar litigation and participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see Note 17, Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. At year-end 2008 and 2007, the accrual for litigation costs amounted to $24.2 million and $1.0 million, respectively, and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

New Accounting Pronouncements

See Note 19 to our consolidated financial statements presented in Part II, Item 8 of this report for a description of new accounting pronouncements.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2008 earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 43 of this filing and are presented in pages 44-79.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the financial statements on page 44 of this report.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 28, 2008 as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, the Company converted the Canada temporary payroll system to the PeopleSoft payroll system. Management has reviewed the internal controls impacted by the implementation of the above PeopleSoft system, and has made changes to these internal controls as appropriate.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant” , which is included on page 38, and “Code of Business Conduct and Ethics,” which is included on page 39, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 39, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Carl T. Camden President and Chief Executive Officer (1)	54	1995	Served as officer of the Company.

George S. Corona Executive Vice President and Chief Operating Officer (2)	50	2000	Served as officer of the Company.

Michael L. Durik Executive Vice President and Chief Administrative Officer (3)	60	1999	Served as officer of the Company.

Patricia Little Executive Vice President and Chief Financial Officer (4)	48	2008	Served as officer of the Company since July 2008. Served in various key finance positions at Ford Motor Company from 1984 to 2008, most recently as general auditor (2006 – 2008) and director of global accounting (2002 – 2006).

Michael S. Webster Executive Vice President	53	1996	Served as officer of the Company.

Michael E. Debs Senior Vice President and Chief Accounting Officer (5)	51	2000	Served as officer of the Company.

Rolf E. Kleiner Senior Vice President	54	1995	Served as officer of the Company.

Daniel T. Lis Senior Vice President, General Counsel and Corporate Secretary	62	2003	Served as officer of the Company.

Antonina M. Ramsey Senior Vice President	54	1992	Served as officer of the Company.

(1)	Mr. Camden was appointed Acting Chief Executive Officer on February 9, 2006 and was appointed Chief Executive Officer on February 27, 2006.
(2)	Mr. Corona was appointed Chief Operating Officer effective January 1, 2009.
(3)	Mr. Durik was appointed Chief Administrative Officer on May 19, 2004.
(4)	Ms. Little was appointed Chief Financial Officer effective July 1, 2008.
(5)	Mr. Debs served as Interim Chief Financial Officer for the first six months of fiscal 2008.

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 81. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

The following table shows the number of shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	1,027,963	$25.07	2,477,024

Equity compensation plans not approved by securityholders (3)	-	-	-

Total	1,027,963	$25.07	2,477,024

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Director Stock Option Plan and Non-Employee Director Stock Award Plan.

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes

682,028 of restricted stock awards granted to employees and not yet vested at December 28, 2008.

(2)	The Equity Incentive Plan provides that the maximum number of shares available for grants, including stock options and restricted stock awards, is 10 percent of the outstanding Class A common stock, adjusted for plan activity over the preceding five years.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the three fiscal years ended December 28, 2008

Consolidated Statements of Cash Flows for the three fiscal years ended December 28, 2008

Consolidated Balance Sheets at December 28, 2008 and December 30, 2007

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 28, 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule -

For the three fiscal years ended December 28, 2008:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits included beginning at page 80 which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 80 of this filing.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2009		KELLY SERVICES, INC.
Registrant

	By	/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2009	*	T. E. Adderley
T. E. Adderley
Chairman and Director

Date: February 11, 2009	*	C. T. Camden
C. T. Camden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 11, 2009	*	J. E. Dutton
J. E. Dutton
Director

Date: February 11, 2009	*	M. A. Fay, O.P.
M. A. Fay, O.P.
Director

Date: February 11, 2009	*	V. G. Istock
V. G. Istock
Director

Date: February 11, 2009	*	L. A. Murphy
L. A. Murphy
Director

Date: February 11, 2009	*	D. R. Parfet
D. R. Parfet
Director

Date: February 11, 2009	*	B. J. White
B. J. White
Director

SIGNATURES (continued)

Date: February 11, 2009		/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 11, 2009		/s/ M. E. Debs
M. E. Debs
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 11, 2009	*By	/s/ P. Little
P. Little
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 28, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kelly Services, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three fiscal years ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, MI

February 11, 2009

CONSOLIDATED STATEMENTS OF EARNINGS

Kelly Services, Inc. and Subsidiaries

	2008	2007	2006
	(In thousands of dollars except per share items)

Revenue from services	$5,517,290	$5,667,589	$5,546,778

Cost of services	4,539,639	4,678,500	4,640,052

Gross profit	977,651	989,089	906,726

Selling, general and administrative expenses	967,389	909,009	828,685

Asset impairments	80,533	-	-

(Loss) earnings from operations	(70,271)	80,080	78,041

Other (expense) income, net	(3,452)	3,211	1,471

(Loss) earnings from continuing operations before taxes	(73,723)	83,291	79,512

Income taxes	7,992	29,567	22,727

(Loss) earnings from continuing operations	(81,715)	53,724	56,785

(Loss) earnings from discontinued operations, net of tax	(524)	7,292	6,706

Net (loss) earnings	$(82,239)	$61,016	$63,491

Basic (loss) earnings per share
(Loss) earnings from continuing operations	$(2.35)	$1.48	$1.58
(Loss) earnings from discontinued operations	(0.02)	.20	.19

Net (loss) earnings	$(2.37)	$1.68	$1.76

Diluted earnings per share
(Loss) earnings from continuing operations	$(2.35)	$1.47	$1.56
(Loss) earnings from discontinued operations	(0.02)	.20	.18

Net (loss) earnings	$(2.37)	$1.67	$1.75

Dividends per share	$.54	$.52	$.45

Average shares outstanding
(thousands):
Basic	34,760	36,357	35,999
Diluted	34,760	36,495	36,314

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Kelly Services, Inc. and Subsidiaries

	2008	2007	2006
	(In thousands of dollars)
Cash flows from operating activities
Net (loss) earnings	$(82,239)	$61,016	$63,491
Noncash adjustments:
Impairment of assets	80,533	-	-
Depreciation and amortization	45,958	42,601	41,730
Provision for bad debts	6,712	6,654	5,178
Stock-based compensation	4,440	3,941	5,286
Deferred income taxes	7,505	(5,298)	(9,159)
Gain on sale of discontinued operations	-	(6,166)	(2,254)
Other, net	3,721	(573)	(405)
Changes in operating assets and liabilities:	34,967	(28,831)	12,398

Net cash from operating activities	101,597	73,344	116,265

Cash flows from investing activities
Capital expenditures	(31,136)	(45,975)	(45,526)
Proceeds from sale of discontinued operations	-	12,500	6,500
Acquisition of companies, net of cash received	(32,712)	(48,417)	(4,663)
Other investing activities	(236)	(532)	(550)
Investment in unconsolidated affiliates	-	-	(20,729)

Net cash from investing activities	(64,084)	(82,424)	(64,968)

Cash flows from financing activities
Net change in revolving line of credit	(34,174)	17,500	(11,022)
Proceeds from debt	42,450	57,277	20,729
Repayment of debt	-	(49,054)	-
Dividend payments	(19,052)	(19,114)	(16,420)
Purchase of treasury stock	(7,975)	(34,703)	-
Stock options and other stock sales	111	5,781	10,973
Other financing activities	9,874	(165)	(2,873)

Net cash from financing activities	(8,766)	(22,478)	1,387

Effect of exchange rates on cash and equivalents	(3,287)	5,947	2,045

Net change in cash and equivalents	25,460	(25,611)	54,729
Cash and equivalents at beginning of year	92,817	118,428	63,699

Cash and equivalents at end of year	$118,277	$92,817	$118,428

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Kelly Services, Inc. and Subsidiaries

	2008	2007
	(In thousands of dollars)
ASSETS
Current Assets
Cash and equivalents	$118,277	$92,817
Trade accounts receivable, less allowances of $17,003 and $18,172, respectively	815,789	888,334
Prepaid expenses and other current assets	61,959	53,392
Deferred taxes	31,929	29,294

Total current assets	1,027,954	1,063,837

Property and Equipment
Land and buildings	59,204	62,707
Computer hardware and software, equipment, furniture and leasehold improvements	302,621	326,314
Accumulated depreciation	(210,533)	(211,002)

Net property and equipment	151,292	178,019

Noncurrent Deferred Taxes	40,020	43,436

Goodwill, net	117,824	147,168

Other Assets	120,165	141,537

Total Assets	$1,457,255	$1,573,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$35,197	$49,729
Accounts payable and accrued liabilities	244,119	171,471
Accrued payroll and related taxes	243,160	270,575
Accrued insurance	26,312	23,696
Income and other taxes	51,809	69,779

Total current liabilities	600,597	585,250

Noncurrent Liabilities
Long-term debt	80,040	48,394
Accrued insurance	46,901	60,404
Accrued retirement benefits	61,576	78,382
Other long-term liabilities	15,234	13,338

Total noncurrent liabilities	203,751	200,518

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36,633,906 at 2008 and 2007	36,634	36,634
Class B common stock, shares issued 3,481,960 at 2008 and 2007	3,482	3,482
Treasury stock, at cost
Class A common stock, 5,326,251 shares at 2008 and 5,036,085 at 2007	(110,640)	(105,712)
Class B common stock, 22,175 shares at 2008 and 22,575 at 2007	(589)	(600)
Paid-in capital	35,788	34,500
Earnings invested in the business	676,047	777,338
Accumulated other comprehensive income	12,185	42,587

Total stockholders’ equity	652,907	788,229

Total Liabilities and Stockholders’ Equity	$1,457,255	$1,573,997

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kelly Services, Inc. and Subsidiaries

	2008	2007	2006
	(In thousands of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36,634	$36,633	$36,620
Conversions from Class B	-	1	13

Balance at end of year	36,634	36,634	36,633
Class B common stock
Balance at beginning of year	3,482	3,483	3,496
Conversions to Class A	-	(1)	(13)

Balance at end of year	3,482	3,482	3,483

Treasury Stock
Class A common stock
Balance at beginning of year	(105,712)	(78,241)	(90,319)
Exercise of stock options, restricted stock awards and other	3,047	7,232	12,078
Purchase of treasury stock	(7,975)	(34,703)	-

Balance at end of year	(110,640)	(105,712)	(78,241)

Class B common stock
Balance at beginning of year	(600)	(600)	(600)
Exercise of stock options, restricted stock awards and other	11	-	-

Balance at end of year	(589)	(600)	(600)

Paid-in Capital
Balance at beginning of year	34,500	32,048	27,015
Exercise of stock options, restricted stock awards and other	1,288	2,452	5,033

Balance at end of year	35,788	34,500	32,048

Earnings Invested in the Business
Balance at beginning of year	777,338	735,104	688,033
Adoption of FIN 48	-	332	-
Net (loss) earnings	(82,239)	61,016	63,491
Dividends	(19,052)	(19,114)	(16,420)

Balance at end of year	676,047	777,338	735,104

Accumulated Other Comprehensive Income
Balance at beginning of year	42,587	30,130	7,798
Foreign currency translation adjustments, net of tax	(29,780)	18,115	16,895
Unrealized (losses) gains on investments, net of tax	-	(6,441)	6,301
Reclassification of unrealized losses on investments, net of tax to net (loss) earnings	140	-	-
Pension liability adjustments, net of tax	(762)	783	(864)

Balance at end of year	12,185	42,587	30,130

Stockholders’ Equity at end of year	$652,907	$788,229	$758,557

Comprehensive Income
Net (loss) earnings	$(82,239)	$61,016	$63,491
Foreign currency translation adjustments, net of tax	(29,780)	18,115	16,895
Unrealized (losses) gains on investments, net of tax	(10,762)	(6,441)	6,301
Pension liability adjustments, net of tax	(750)	851	-
Reclassification adjustments included in net (loss) earnings	10,890	(68)	-

Comprehensive Income	$(112,641)	$73,473	$86,687

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kelly Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a global temporary staffing provider operating in all major staffing markets throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years, all of which contained 52 weeks, ended on December 28, 2008 (2008), December 30, 2007 (2007) and December 31, 2006 (2006). Period costs included in selling, general and administrative expenses are recorded on a calendar-year basis.

Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements include the Company’s majority-owned subsidiaries in China acquired during the second quarter of 2007. The Company consolidates the Chinese companies and records an adjustment in other income, net in the Company’s consolidated statement of earnings to reflect the portion of the earnings, net of tax, attributable to the minority shareholders. The accumulated minority interest from the date of acquisition is included in other long-term liabilities on the Company’s consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated.

The cost method of accounting is used for investments in equity securities that do not have a readily determined market value and when the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is included with other assets in the consolidated balance sheet.

Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in asset impairment expenses. The fair values for marketable equity securities are based on quoted market prices.

The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control, but over which it does exert significant influence. Accordingly, the Company’s proportionate share of the earnings and losses of these companies are included in other (expense) income, net, in the accompanying consolidated statements of earnings.

Foreign Currency Translation All of the Company’s international subsidiaries use their local currency as their functional currency. Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates. Resulting translation adjustments, net of deferred taxes, where applicable, are reported as accumulated foreign currency adjustments in stockholders’ equity and are recorded as a component of accumulated other comprehensive income.

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

Allowance for Uncollectible Accounts Receivable The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. The reserve for sales allowances, as discussed above, is also included in the allowance for uncollectible accounts receivable. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance by recording a charge or credit to selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

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

Advertising Expenses Advertising expenses from continuing operations, which are expensed as incurred and are included in selling, general and administrative expenses, were $11.1 million in 2008 and 2007 and $12.3 million in 2006.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts receivable, workers’ compensation, goodwill and long-lived asset impairment, litigation costs and income taxes. Actual results could differ materially from those estimates.

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

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives of property and equipment by function are as follows:

Category	2008	2007	Life
	(In thousands of dollars)
Land	$3,818	$3,818	-
Work in process	8,169	22,344	-
Buildings and improvements	55,386	58,889	15 to 45 years
Computer hardware and software	201,369	205,574	3 to 12 years
Equipment, furniture and fixtures	42,485	43,429	5 years
Leasehold improvements	50,598	54,967	The lesser of the life of the lease or 5 years.

Total property and equipment	$361,825	$389,021

The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Work in process represents capitalized costs for internal use software not yet in service and is included with computer hardware and software, equipment, furniture and leasehold improvements on the balance sheet. Depreciation expense from continuing operations was $41.4 million for 2008, $40.4 million for 2007 and $39.5 million for 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Purchased intangible assets with definite lives are valued at fair value at the date of acquisition and are amortized over their respective useful lives (from 3 to 15 years) on an accelerated basis commensurate with the related cash flows.

Impairment of Long-Lived Assets and Intangible Assets The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value, determined by estimated future discounted cash flows. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. Based on a history of losses and uncertainty around future financial projections, the Company determined that an impairment test was required for its U.K. assets. The long-lived asset impairment analysis performed as of December 28, 2008 resulted in impairment charges of $11.4 million and was recorded in the asset impairments line of the Company’s consolidated statement of earnings. The impairment primarily included computer software and leasehold improvements.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by management. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. To derive the fair value of reporting units, an income approach is used. Under the income approach, fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company. Estimated future cash flows are based on our internal projection model. For reasonableness, the summation of reporting units’ fair values is compared to our market capitalization.

If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds it implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the results of the annual goodwill impairment testing.

Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $28.4 million and $15.6 million at year-end 2008 and 2007, respectively.

Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $9.9 million and $12.9 million at year-end 2008 and 2007, respectively. Payroll taxes are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

Stock-Based Compensation On January 2, 2006, the first day of the 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

SFAS 123R requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Earnings.

Because stock-based compensation expense recognized in the Consolidated Statement of Earnings for fiscal 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Workers’ Compensation The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. The Company regularly updates its estimates, and the ultimate cost of these claims may be greater than or less than the established accrual. However, the Company believes that any such adjustments will not materially affect its consolidated financial position. During 2008, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense by $12.7 million. This compares to adjustments reducing prior year workers’ compensation claims by $11.6 million in 2007 and $7.7 million in 2006.

Reclassifications Certain prior year amounts have been reclassified to conform with the current presentation. The results of operations related to the 2007 disposition of Kelly Home Care and 2006 disposition of Kelly Staff Leasing have been reclassified and separately stated in the accompanying consolidated statements of earnings for 2008, 2007 and 2006. The assets and liabilities of these discontinued operations have not been reclassified in the accompanying consolidated balance sheets and related notes. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

2. Fair Value Measurements (continued)

The following table presents the assets carried at fair value as of December 28, 2008 on the consolidated balance sheet by fair value hierarchy level, as described above. The Company carried no liabilities at fair value as of December 28, 2008.

	Fair Value Measurements on a Recurring Basis As of December 28, 2008
	(In thousands of dollars)
Description	Level 1	Level 2	Level 3	Total

Money market funds	$28,566	$-	$-	$28,566

Available-for sale investment	22,534	-	-	22,534

Total assets at fair value	$51,100	$-	$-	$51,100

Money market funds with Level 1 inputs to the valuation methodology represent investments in money market accounts, of which $27.3 million is included in cash and equivalents and $1.3 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuation is based on quoted market prices in active markets of those accounts as of the period end.

Available-for-sale investment with Level 1 inputs to the valuation methodology represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”, formerly Tempstaff, Inc.) and is included in other assets at the fair market value of $22.5 million as of December 28, 2008 on the consolidated balance sheet. At December 28, 2008, the Company has determined that its available-for-sale investment is impaired. While Temp Holdings’ performance remains strong, its value has been affected by global market movements. The length of time (approximately nine months as of December 28, 2008) and extent to which the market value of the investment has been less than cost resulted in the Company’s determination that the impairment was other-than-temporary. As a result, the Company recorded an other-than-temporary impairment of $18.7 million in the asset impairments line of the consolidated statement of earnings. The valuation is based on the quoted market price of Temp Holdings’ stock on the Tokyo Stock Exchange as of the period end.

For assets and liabilities that are measured at fair value on a non-recurring basis, the Company has elected to defer the FAS 157 measurement and disclosure requirements until fiscal 2009, consistent with the provisions of Financial Accounting Standards Board Staff Position No. 157-2 (“FSP No. 157-2”). The effect of such adoption at that time is not expected to be material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

3. Acquisitions

As part of a strategy to diversify and expand our global operations, we completed several acquisitions during 2008, 2007 and 2006. Proforma financial information related to the acquisitions described below is not presented due to immateriality. The table below summarizes the estimated fair values of the assets acquired and liabilities assumed, along with adjustments to assets and liabilities related to current and prior year acquisitions, during the years ended December 28, 2008, December 30, 2007 and December 31, 2006:

	2008	2007	2006
	(In thousands of dollars)

Current assets	$15,007	$15,126	$1,532
Goodwill	21,100	51,542	3,007
Identified intangibles	15,533	9,434	1,846
Other noncurrent assets	619	871	943
Current liabilities	(12,844)	(9,519)	(2,665)
Noncurrent liabilities	(5,902)	(90)	-

Total purchase price	$33,513	$67,364	$4,663

Effective August 1, 2008, the Company acquired all of the shares of the Portuguese subsidiaries of Randstad Holding N.V., Randstad – Empresa de Trabalho Temporario, Unipessoal, Lda and Randstad – Gestao de Processos, Lda for approximately $13.2 million in cash. The acquisition includes 13 branch offices and 15 on-site locations serving the Portuguese staffing market. In addition to traditional temporary staffing services, current business lines also include on-site personnel management and permanent placement. This acquisition is included in the EMEA Commercial segment.

On August 28, 2008, the Company completed the acquisition of Toner Graham, a specialized accountancy and finance recruitment services company headquartered in the United Kingdom, for approximately $9.1 million in cash. The transaction also includes additional contingent earnout payments up to approximately $6.1 million in total, payable over three years, based primarily on the achievement of certain earnings targets. During 2008, the earnings target for 2008 was partially met and $0.2 million was accrued; the related payment will be made in 2009. Toner Graham is included in the EMEA PT segment.

Effective November 20, 2007, the Company acquired the net assets of access AG, a specialized recruitment services company headquartered in Germany with operations in Austria, for $21.2 million in cash. access AG is included in the OCG segment . The transaction included an additional contingent payment, based on the achievement of certain earnings targets. During 2008, $7.6 million was paid related primarily to the 2007 acquisition of access AG. Of this amount, $4.3 million represents the payment of a previously recorded liability, and the remaining $3.3 million represents adjustments to the initial purchase price. During 2008, the earnings target for 2008 was met and $6.3 million was accrued; the related payment will be made in 2009.

Effective May 30, 2007, the Company acquired P-Serv Pte Ltd (“P-Serv”), a company specializing in temporary staffing, permanent staffing, outsourcing and executive search, with operations in China, Hong Kong and Singapore, for $8.0 million in cash. As part of this transaction, Kelly acquired a 70% ownership interest in two permanent placement staffing joint ventures in China. Shanghai Changning Personnel Co., Ltd. and Nanchang Personnel Co., Ltd. maintain 30% minority interests in the two joint ventures. P-Serv is included in the APAC Commercial segment. During 2008, the previous earnout agreement for $2.6 million was converted to a consulting agreement, payable quarterly retroactive to July, 2008 through March, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

3. Acquisitions (continued)

Effective March 31, 2007, the Company acquired CGR/seven LLC, a creative staffing services firm that specializes in providing creative talent and placing professionals with design, publishing, marketing, fashion and media companies in the New York, New Jersey and Connecticut markets, for $12.3 million in cash at the date of acquisition and $1.0 million payable in each of the years 2008 and 2009. The transaction also included possible additional earnout payments of up to $2.0 million payable in each of the years 2008 and 2009, based primarily on the achievement of certain earnings targets. CGR/seven is included in the Company’s Americas PT business segment. A $1.0 million acquisition payment and $2.0 million earnout payment, both accrued as of the 2007 fiscal year end, were paid in 2008 related to the 2007 acquisition of CGR/seven LLC. The earnings target for the 2008 earnout payment was not met.

Effective March 23, 2007, the Company acquired the net operating assets of Talents Czech s.r.o. and Talents Polska Spolka z o.o., (“Talents Technology”), permanent placement and executive search firms with operations in the Czech Republic and Poland, for $3.1 million in cash. The transaction also included additional contingent earnout payments of up to approximately $1.6 million over three years, based primarily on the achievement of certain earnings targets. The earnings target for the 2007 and 2008 payments were not met. Talents Technology is included in the EMEA PT segment.

During the fourth quarter of 2006, we purchased Sony Corporation’s 40% interest in Tempstaff Kelly Inc. (“Tempstaff Kelly”), a joint venture originally created with Sony Corporation and Tempstaff, one of the largest Japanese staffing companies, for $5.0 million. With the purchase of Sony Corporation’s ownership share, we increased our ownership interest to 49%. Accordingly, earnings from continuing operations for 2006 included our equity earnings in Tempstaff Kelly from the date of acquisition. The Company’s proportionate share of Tempstaff Kelly’s net income was recorded in other income, net, in Kelly’s consolidated statement of earnings. (See Note 13.) Effective March 30, 2007, the Company paid $6.5 million for the remaining shares of Tempstaff Kelly. With the purchase of the remaining 51% ownership interest, Kelly increased its ownership interest to 100% and began directing all Tempstaff Kelly operations effective April 1, 2007. As a result, the assets and liabilities of Tempstaff Kelly, now a wholly owned subsidiary of the Company, were included in the Company’s financial statements on a fully consolidated basis as of April 1, 2007. Tempstaff Kelly’s operational results are included in the APAC Commercial business segment subsequent to April 1, 2007.

During the second quarter of 2006, the Company acquired the net operating assets of The Ayers Group, a New York-based career management firm specializing in customized career transition, consulting services and information technology staffing, for $4.6 million in cash. The transaction included additional contingent earn-out payments based primarily on the achievement of certain earnings targets. The 2006 earnings target was not met and no related payment was made. The 2008 earnout payment was met and $0.7 million was accrued; the payment will be made in 2009. The Ayers Group is included in the OCG segment.

Included in the adjustments above was $12.2 million, $8.4 million and $1.0 million of intangible assets associated with customer lists for the years ended 2008, 2007 and 2006, respectively. These assets will be amortized over a period of up to 15 years and will have no residual value. Also included in identified intangibles are the value of non-compete agreements and trademarks. The purchase price in 2007 also reflects the cost of the 49% interest in Tempstaff Kelly acquired in prior periods. All contingent earnout payments related to acquisitions will be recorded as additional goodwill. Goodwill associated with the CGR/seven LLC and the Ayers’ transactions is expected to be deductible for tax purposes.

4. Discontinued Operations

Effective March 31, 2007, the Company sold its Kelly Home Care (“KHC”) business unit to ResCare, Inc. for $12.5 million and recognized a pre-tax gain on sale of $10.2 million ($6.2 million net of tax). Effective December 31, 2006, the Company sold its Kelly Staff Leasing business unit (“KSL”) to Oasis Outsourcing Holdings, Inc. for $6.5 million and recognized a pre-tax gain on sale of $3.7 million ($2.3 million net of tax). In connection with these transactions, $0.9 million of goodwill was allocated to KHC and $0.5 million of goodwill was allocated to KSL. The sales of KHC and KSL were an important part of the Company’s strategy of reviewing existing operations, selectively divesting non-core assets and reinvesting the proceeds in strategic growth initiatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

4. Discontinued Operations (continued)

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

	2008	2007	2006
	(In thousands of dollars)
Revenue from services	$-	$14,777	$92,247

Operating (loss) income from discontinued operations	$(849)	$1,454	$7,248
Less: Income taxes	(325)	328	2,796

(Loss) earnings from discontinued operations, net of tax	(524)	1,126	4,452

Gain on sale of discontinued operations	-	10,153	3,731
Less: Income taxes	-	3,987	1,477

Gain on sale of discontinued operations, net of tax	-	6,166	2,254

Discontinued operations, net of tax	$(524)	$7,292	$6,706

Discontinued operations for 2008 represent adjustments to assets and liabilities retained as part of the sale agreements, including an adjustment for $0.6 million, net of tax, related to litigation costs.

5. Restructuring

UK Operations

On January 24, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom operations (“Kelly U.K.”). The plan was the result of management’s strategic review of the operations of Kelly UK which identified under-performing branch locations and the opportunity for operational cost savings.

As of December 30, 2007, Kelly U.K. completed its restructuring actions and closed each of the 22 branches scheduled for closure, reached settlements with landlords for the U.K. headquarters locations and incurred $4.8 million of restructuring charges associated with these actions for year ended December 30, 2007. These expenses were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. For the year ended December 30, 2007, the $4.8 million charge included $4.2 million for facility exit costs and $0.6 million for accelerated depreciation. The Company did not incur any significant severance costs in connection with the restructuring.

In addition, the Company incurred moving, fit out and lease origination fees related to the headquarters consolidation of $1.1 million for the year ended December 30, 2007. Total costs of the U.K. project were $5.9 million.

While this restructuring achieved our cost reduction goals, market conditions in the U.K. have significantly worsened. As a result, on January 21, 2009, the Chief Executive Officer of Kelly Services, Inc. authorized an additional restructuring plan for Kelly U.K. The plan is the result of management’s strategic review of the operations of Kelly U.K. which identified the opportunity for additional operational cost savings. We have not yet identified specific branches or employees affected, but expect that the plan will result in the elimination or consolidation of certain operations and approximately 350 staff reductions. We expect that the plan will be completed by the end of 2009.

We currently estimate that we will incur total pre-tax charges associated with these actions of approximately $11 million to $14 million, including approximately $9 million to $11 million in facility exit costs and approximately $2 million to $3 million in severance expenses. In the fourth quarter of 2008, we recorded $1.5 million of severance costs in selling, general and administrative expenses and expect the remainder to be recorded in 2009 in accordance with generally accepted accounting principles. We expect all of the expense will result in future cash expenditures recorded in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

5. Restructuring (continued)

Americas Operations

On July 23, 2007, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our Americas Commercial branch operations. The plan was the result of management’s strategic review of operations in the U.S. which identified under-performing branch locations. The plan resulted in the closure of 58 branch locations. As of December 30, 2007, Americas Commercial completed its restructuring actions and incurred $3.0 million of restructuring charges associated with these actions. These expenses were reported as a component of selling, general and administrative expenses in the Americas Commercial segment. For the year ended December 30, 2007, the $3.0 million charge included $2.7 million for facility exit costs and $0.2 million for accelerated depreciation of leasehold improvements and personal property. The Company did not incur any significant severance costs in connection with the restructuring.

Following is a summary of our balance sheet accrual related to the facility exit and severance costs:

	UK	Americas	Total
	(in thousands of dollars)
Balance as of January 1, 2006	$-	$-	$-

Additions charged to operations	4,216	2,713	6,929
Reductions for cash payments	(4,176)	(2,359)	(6,535)

Balance as of December 30, 2007	40	354	394

Additions charged to operations	1,500	-	1,500
Reductions for cash payments	(40)	(276)	(316)

Balance as of December 28, 2008	$1,500	$78	$1,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

6. Goodwill

We completed our impairment test during the fourth quarter of the years ended December 28, 2008 and December 30, 2007 as required under SFAS 142. The changes in the net carrying amount of goodwill for the fiscal years 2007 and 2008 are as follows:

	Balance as of Dec. 31, 2006	Acquisition of Companies (Note 3)	Divestiture of Company (Note 4)	Balance as of Dec. 30, 2007	Acquisition of Companies (Note 3)	Purchase Price Adjustments (Note 3)	Impairment Adjustments	Balance as of Dec. 28, 2008
	(In thousands of dollars)
Americas
Americas Commercial	$16,417	$-	$-	$16,417	$-	$-	$-	$16,417
Americas PT	24,327	15,463	(565)	39,225	-	-	-	39,225

Total Americas	40,744	15,463	(565)	55,642	-	-	-	55,642

EMEA
EMEA Commercial	25,426	16,545	-	41,971	8,473	-	(50,444)	-
EMEA PT	9,188	5,979	-	15,167	6,473	361	-	22,001

Total EMEA	34,614	22,524	-	57,138	14,946	361	(50,444)	22,001

APAC
APAC Commercial	6,574	4,278	-	10,852	-	1,199	-	12,051
APAC PT	1,110	721	-	1,831	-	-	-	1,831

Total APAC	7,684	4,999	-	12,683	-	1,199	-	13,882

OCG	13,462	8,556	(313)	21,705	-	4,594	-	26,299

Consolidated Total	$96,504	$51,542	$(878)	$147,168	$14,946	$6,154	$(50,444)	$117,824

The Company uses a discounted cash flow methodology to determine fair value of its reporting units, and has determined its reporting units to be the same as its operating segments and reportable segments. Due to worsening economic conditions, we determined that the fair value of our EMEA Commercial reporting unit was less than its carrying value. As a result, we performed additional impairment testing to determine the implied fair value of EMEA Commercial’s goodwill. The implied fair value of the goodwill was less than its carrying value. As a result, we recognized a goodwill impairment loss of $50.4 million in the EMEA Commercial reporting unit. This expense has been recorded in the asset impairment line on the consolidated statement of earnings. The fair value of all other reporting units exceeded carrying value.

Our analysis uses significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Our projections assume near-term revenue declines, followed by a recovery and long-term modest growth. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future benefits from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our balance sheet. For example, a change in the estimated discount rate of 1% could have resulted in the fair value of the Americas Commercial segment falling below its book value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

7. Other Assets

Included in other assets are the following:

	2008	2007
	(In thousands of dollars)
Deferred compensation plan (See Note 9)	$65,140	$84,334
Available-for-Sale Investment (See Note 2)	22,534	33,026
Intangibles, net of accumulated amortization of $8,247 and $3,664, respectively	19,895	9,685
Other	12,596	14,492

Other assets	$120,165	$141,537

Intangible amortization expense was $4.6 million, $2.0 million and $0.3 million in 2008, 2007 and 2006, respectively.

8. Debt

Short-Term Debt

The Company has a committed $150 million, unsecured multi-currency revolving credit facility used to fund working capital, acquisitions and for general corporate purposes. This credit facility expires in November 2010. The interest rate applicable to borrowings under the line of credit is 40 basis points over LIBOR and may include additional costs if the funds are drawn from certain countries. LIBOR rates varied by currency. The weighted average interest rate for both 2008 and 2007 was 2.4%. Borrowings under this arrangement were $8.2 million and $49.7 million at year-end 2008 and 2007, respectively. The carrying amounts of the Company’s borrowings under the lines of credit described above approximate their fair values. This credit facility contains requirements for a maximum leverage ratio and minimum interest coverage ratio, both of which were met at December 28, 2008.

On February 6, 2008, the Company closed an 18 million euro term loan facility, which matured and was repaid on February 4, 2009. The facility was used to refinance short-term borrowings on the $150 million revolving line of credit related to the acquisition of access AG in Germany. The interest rate on this loan was Euribor plus 35 basis points. The entire principal amount was due upon maturity with interest payments due at intervals of one, three, or six months, as elected by the Company. The weighted average interest rate on the amount outstanding during 2008 was 5.0%. At December 28, 2008, the amount outstanding under this loan agreement totaled approximately $25.1 million.

The Company has additional uncommitted one-year local credit facilities that total $14.5 million as of December 28, 2008. Borrowings under these lines totaled $1.9 million and less than $0.1 million at year-end 2008 and 2007, respectively. The interest rate for these borrowings ranged from 3.2% to 6.7% for 2008 and was 7.0% at year-end 2007.

During March, 2007, in connection with the purchase of the remaining 51% interest in Tempstaff Kelly, as well as to fund local working capital, the Company obtained short-term financing utilizing an $8.2 million yen-denominated credit facility.

Long-Term Debt

On October 10, 2008, the Company closed a three-year syndicated term loan facility comprised of 9.0 million euros and 5.0 million U.K. pounds, maturing October 3, 2011. The facility was used to refinance short-term borrowings related to the Portugal and Toner Graham acquisitions. The loans bear interest at the LIBOR rate applicable to each currency plus a spread of 100 basis points. This credit facility contains requirements for a maximum leverage ratio and minimum interest coverage ratio, both of which were met as of December 28, 2008. The entire principal amount is due upon maturity with interest payments due at intervals of one, two, three, or six months, as elected by the Company. The weighted average interest rate on the amount outstanding under the loan agreement during 2008 varied by currency and ranged from 5.36% to 5.49%. At December 28, 2008 the amount outstanding under this loan agreement totaled approximately $19.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

8. Debt (continued)

Long-Term Debt (continued)

In November, 2007, the Company entered into a five-year 5.5 billion yen-denominated loan agreement, the proceeds of which were used to repay all of the Company’s outstanding short-term yen-denominated borrowings. The loan agreement, which matures on November 13, 2012, bears interest at LIBOR plus 45 basis points. The weighted average interest rate on the amount outstanding under the loan agreement during 2008 and 2007 was 1.41% and 1.43%, respectively. Interest-only payments are required for periods of three, six, nine or 12 months, as elected by the Company. The U.S. dollar amount outstanding, which fluctuates based on foreign exchange rates, totaled approximately $60.1 million at December 28, 2008 and $48.4 million at December 30, 2007. This loan agreement contains requirements for a maximum leverage ratio and minimum interest coverage ratio, both of which were met at December 28, 2008. No principal payments are due in 2008-2011. The entire loan balance is due in 2012.

As of December 28, 2008, the fair market value of the long-term debt approximates the carrying value.

9. Retirement Benefits

The Company provides a qualified defined contribution plan covering substantially all U.S.-based full-time employees, except officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages is funded annually. The plan also offers a savings feature with Company matching contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.

A nonqualified deferred compensation plan is provided for officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages is made annually. This plan also includes provisions for salary deferrals and Company matching contributions.

The liability for the nonqualified plan was $65.9 million and $85.2 million as of year-end 2008 and 2007, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. Participants’ earnings on this liability which were charged to selling, general and administrative expenses were losses of $25.3 million in 2008, and earnings of $5.9 million in 2007 and $7.6 million in 2006. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the non-qualified deferred compensation plan noted above, was $65.1 million and $84.3 million at year-end 2008 and 2007, respectively. These investments are included in other assets and are restricted for the use of funding this plan. Earnings on these assets, which were included in selling, general and administrative expenses, were losses of $24.3 million in 2008, and earnings of $7.3 million in 2007 and $8.4 million in 2006.

The net expense from continuing operations for retirement benefits, including employer contributions for both the qualified and nonqualified deferred compensation plans, totaled $3.7 million in 2008, $4.7 million in 2007 and $7.5 million in 2006.

In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans, as of December 28, 2008, were $5.5 million, $3.2 million and $2.3 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans, as of December 30, 2007, were $5.6 million, $4.0 million and $1.6 million, respectively. Total pension expense for these plans was $0.5 million, $0.7 million and $0.9 million in 2008, 2007 and 2006, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2009 are not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

10. Stockholders’ Equity

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

On August 8, 2007, the board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. The repurchase program has a term of 24 months. During 2008, the Company repurchased 436,697 Class A shares for $8.0 million. During 2007, the Company repurchased 1,679,873 Class A shares for $34.7 million.

A total of $7.3 million remains available under the share repurchase program at December 28, 2008. The Company does not intend to make further share repurchases under the plan.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at year-end 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(in thousands of dollars)
Cumulative translation adjustments, net of tax benefit of $5,228 in 2008 and taxes of $657 in 2007 and $420 in 2006	$13,028	$42,808	$24,693

Unrealized (loss) gain on marketable securities, net of tax benefit of $101 in 2007 and taxes of $4,563 in 2006	-	(140)	6,301

Pension liability, net of tax benefit of $301 in 2008, $77 in 2007 and $46 in 2006	(843)	(81)	(864)

	$12,185	$42,587	$30,130

The pension liability adjustment of $0.9 million in 2006 represents the adjustment, net of tax, to initially apply FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

11. Earnings Per Share

The reconciliations of earnings per share computations for the fiscal years 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(In thousands of dollars except per share data)
(Loss) earnings from continuing operations	$(81,715)	$53,724	$56,785
(Loss) earnings from discontinued operations, net of tax	(524)	7,292	6,706

Net (loss) earnings	$(82,239)	$61,016	$63,491

Determination of shares (thousands):
Weighted average common shares outstanding	34,760	36,357	35,999
Effect of dilutive securities:
Stock options	-	49	171
Restricted awards and other	-	89	144

Weighted average common shares outstanding - assuming dilution	34,760	36,495	36,314

Basic (loss) earnings per share
(Loss) earnings from continuing operations	$(2.35)	$1.48	$1.58
(Loss) earnings from discontinued operations	(.02)	.20	.19

Net (loss) earnings	$(2.37)	$1.68	$1.76

Diluted (loss) earnings per share
(Loss) earnings from continuing operations	$(2.35)	$1.47	$1.56
(Loss) earnings from discontinued operations	(.02)	.20	.18

Net (loss) earnings	$(2.37)	$1.67	$1.75

Stock options and restricted awards representing 1,697,719; 859,090 and 1,040,286 shares, respectively, for 2008, 2007 and 2006 were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

11. Earnings Per Share (continued)

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

12. Stock-Based Compensation

Under the Equity Incentive Plan (the “Plan”), which became effective in May 2005, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights (SARs), restricted stock awards and performance awards to key employees utilizing the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. This plan replaced the Performance Incentive Plan, which was terminated upon approval of the Equity Incentive Plan by the Board of Directors. Shares available for future grants at December 28, 2008 under the Equity Incentive Plan were 2,251,641. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s 2006 fiscal year. The adjustment in 2006 for the cumulative effect of change in accounting principle associated with the adoption of FAS 123(R) was insignificant.

In 2008, 2007 and 2006, the Company recognized stock-based compensation cost of $5.6 million, $5.6 million and $6.7 million, respectively, as well as related tax benefits of $2.2 million, $1.9 million and $2.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

12. Stock-Based Compensation (continued)

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

A summary of the status of nonvested restricted stock awards under the Plan as of the year ended December 28, 2008 and changes during this period is presented as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2007	558,878	$28.39
Granted	380,500	20.61
Vested	(182,999)	28.27
Forfeited	(74,351)	28.33

Nonvested at December 28, 2008	682,028	$24.09

As of December 28, 2008, unrecognized compensation cost related to unvested restricted shares totaled $12.5 million. The weighted average period over which this cost is expected to be recognized is approximately two years. The weighted average grant date fair value of restricted stock awards granted during 2008, 2007 and 2006 was $20.61, $28.41 and $27.47, respectively. The total fair market value of restricted shares vested during 2008, 2007 and 2006 was $3.7 million, $5.2 million and $4.7 million, respectively.

Stock Options

Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. The Company used a binomial option pricing model to estimate the fair value of stock options granted in 2006. No stock options were granted in 2008 or 2007. The inputs for expected volatility, post-vest termination activity and exercise factor of the options were primarily based on historical information. The following weighted average assumptions were used to estimate the fair values of options granted during the year ended December 31, 2006:

Grant price	$27.24
Risk-free interest rate	5.0%
Dividend yield	1.4%
Expected volatility	21.3%
Post-vest termination activity	2.7%
Exercise factor	1.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

12. Stock-Based Compensation (continued)

A summary of the status of stock option grants under the Plan as of the year ended December 28, 2008 and changes during this period is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	1,370,153	$26.80
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(342,190)	32.01

Outstanding at December 28, 2008	1,027,963	$25.07	3.26	$-

Options exercisable at December 28, 2008	1,022,963	$25.06	3.24	$-

Options expected to vest at December 28, 2008	5,000	$27.24	7.37	$-

The table above includes 89,500 of non-employee director shares outstanding at December 28, 2008.

As of December 28, 2008, unrecognized compensation cost related to unvested stock options was insignificant and related to 5,000 non-qualified stock options that vested on January 1, 2009. The weighted average grant date fair value of options granted during 2006 was $5.36. The total intrinsic value of options exercised during 2007 and 2006 was $1.2 million and $1.5 million, respectively. No stock options were exercised in 2008.

Windfall tax benefits arising from stock-based compensation in 2008, 2007 and 2006 totaled $0.1 million, $0.4 million and $0.3 million, respectively and are included in the “Other financing activities” component of net cash from financing activities in the Statement of Cash Flows.

13. Other (Expense) Income, Net

Included in other (expense) income, net are the following:

	2008	2007	2006
	(In thousands of dollars)
Interest income	$3,802	$4,756	$3,203
Interest expense	(4,144)	(2,425)	(2,316)
Dividend income	672	718	416
Minority interest (income) loss	(121)	175	-
Net (loss) earnings in equity investment	-	(13)	148
Foreign exchange losses	(3,661)	-	-
Other income	-	-	20

Other (expense) income, net	$(3,452)	$3,211	$1,471

Dividend income includes dividends earned on the Company’s investment in Temp Holdings, while net (loss) earnings in equity investment represents the Company’s share of the net (loss) earnings from Tempstaff Kelly. (See Note 3). Minority interest (income) loss represents the portion of the loss, net of tax, attributable to minority shareholders. The foreign exchange losses, booked primarily in the fourth quarter, related to yen-denominated net debt for the Temp Holdings investment and ruble-denominated intercompany balances in Russia. Foreign exchange losses were not significant in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

14. Income Taxes

Earnings from continuing operations before taxes for the years 2008, 2007 and 2006 were taxed under the following jurisdictions:

	2008	2007	2006
	(in thousands of dollars)
Domestic	$8,700	$63,029	$68,602
Foreign	(82,423)	20,262	10,910

Total	$(73,723)	$83,291	$79,512

The provision for income taxes from continuing operations was as follows:

	2008	2007	2006
	(in thousands of dollars)
Current tax expense:
U.S. federal	$(6,857)	$14,700	$20,877
U.S. state and local	68	6,528	5,847
Foreign	8,178	14,170	6,582

Total current	1,389	35,398	33,306

Deferred tax expense:
U.S. federal	5,509	(5,652)	(5,784)
U.S. state and local	1,307	(1,512)	(2,023)
Foreign	(213)	1,333	(2,772)

Total deferred	6,603	(5,831)	(10,579)

Total provision	$7,992	$29,567	$22,727

Deferred tax assets are comprised of the following:

	2008	2007
	(in thousands of dollars)

Depreciation and amortization	$(16,395)	$(18,133)
Employee compensation and benefit plans	39,366	53,356
Workers’ compensation	28,649	33,262
Unrealized loss on securities	7,904	101
Other comprehensive income	5,545	(580)
Bad debt allowance	5,703	5,398
Loss carryforwards	30,632	29,062
Legal claims	9,652	348
Other, net	(1,433)	(1,347)
Valuation allowance	(44,180)	(28,737)

Net deferred tax assets	$65,443	$72,730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

14. Income Taxes (continued)

The deferred tax balance is classified in the consolidated balance sheet as:

	2008	2007
	(in thousands of dollars)

Current Assets: Deferred taxes	$31,929	$29,294
Noncurrent Deferred Taxes	40,020	43,436
Current Liabilities: Income and other taxes	(949)	-
Noncurrent Liabilities: Other long-term liabilities	(5,557)	-

Net deferred tax assets	$65,443	$72,730

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2008	2007	2006
	(in thousands of dollars)

Income tax based on statutory rate	$(25,803)	$29,152	$27,829
State income taxes, net of federal benefit	894	3,260	2,529
General business credits	(11,341)	(8,938)	(9,493)
Life insurance cash surrender value	8,732	(2,310)	(2,740)
Impairment	25,111	-	-
Restructuring	525	2,078	-
Foreign items	9,164	5,437	3,959
Other, net	710	888	643

Total	$7,992	$29,567	$22,727

The Company has U.S. general business credit carryforwards of $1.3 million which expire in 2028. The net tax effect of foreign loss carryforwards at December 28, 2008 total $30.6 million which expire as follows:

Year	Amount
(in thousands of dollars)

2009-2011	$330
2012-2014	2,226
2015-2019	3,446
2020-2023	1,297
No expiration	23,333

Total	$30,632

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

14. Income Taxes (continued)

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

We have recorded a deferred tax asset of $0.7 million on undistributed earnings not considered permanently reinvested in our foreign subsidiaries. Provision has not been made for U.S. or additional foreign income taxes on an estimated $45.7 million of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.

Deferred income taxes recorded in other comprehensive income include:

	2008	2007	2006
	(in thousands of dollars)

Cumulative translation adjustments	$5,885	$(237)	$(702)
Unrealized gain/(loss) on marketable securities	-	4,922	(4,563)
Pension liability	262	25	46

Total	$6,147	$4,710	$(5,219)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. Upon adoption of FIN 48, the Company recognized a $0.3 million increase in its retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(in thousands of dollars)

Balance at beginning of the year	$3,750	$6,159

Additions based on tax positions related to the current year	403	460
Additions for prior years’ tax positions	471	606
Reductions for prior years’ tax positions	(911)	(466)
Reductions for settlements	(842)	(2,685)
Reductions for expiration of statutes	(333)	(324)

Balance at end of the year	$2,538	$3,750

If the $2.5 million in 2008 and $3.8 million in 2007 of unrecognized tax benefits were recognized, they would have a favorable effect of $2.0 million in 2008 and $2.8 million in 2007 on the effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

14. Income Taxes (continued)

The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized a benefit of approximately $0.5 million in 2008 and expense of $0.2 million in 2007 for interest and penalties. At year end, accrued interest and penalties were $0.7 million in 2008 and $1.7 million in 2007.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2001.

The Company and its subsidiaries have various other income tax returns in the process of examination, administrative appeals or litigation. The unrecognized tax benefit and related interest and penalty balances include approximately $2.1 million for 2008 and $2.0 million for 2007 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

15. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2008, 2007 and 2006, respectively, were as follows:

	2008	2007	2006
	(in thousands of dollars)

Decrease (increase) in trade accounts receivable	$28,857	$(14,163)	$(11,817)
(Increase) decrease in prepaid expenses and other current assets	(19,674)	(16,691)	413
Increase in accounts payable and accrued liabilities	59,491	18,678	16,411
(Decrease) increase in accrued payroll and related taxes	(9,702)	(12,984)	9,093
(Decrease) increase in accrued insurance	(10,909)	2,577	(7,148)
(Decrease) increase in income and other taxes	(13,096)	(6,248)	5,446

Total changes in operating assets and liabilities	$34,967	$(28,831)	$12,398

The Company paid interest of $3.7 million, $2.1 million and $1.9 million in 2008, 2007 and 2006, respectively. The Company paid income taxes of $26.9 million in 2008, $46.0 million in 2007 and $24.2 million in 2006.

16. Commitments

The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of December 28, 2008:

(In Millions)
Fiscal year:
2009	$56.5
2010	42.4
2011	29.9
2012	20.2
2013	12.0
Later years	14.8

Total	$175.8

Lease expense from continuing operations for fiscal 2008, 2007 and 2006 amounted to $63.4 million, $65.0 million and $53.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

16. Commitments (continued)

In addition to operating lease agreements, the Company has entered into unconditional purchase obligations totaling $26.8 million. These obligations relate primarily to voice and data communications services which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

17. Contingencies

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. (“Enron”) v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Kelly Properties, Inc., a wholly-owned subsidiary of Kelly Services, Inc., who invested in Enron’s commercial paper. The Complaint alleged that Enron’s October 2001 buyback of its commercial paper was a voidable preference under the bankruptcy laws, constituted a fraudulent conveyance, and that the Company received prepayment of approximately $10 million, $5 million of which was related to Enron commercial paper purchased by the Company from Lehman Brothers or its affiliate, Lehman Commercial Paper, Inc. (“Lehman”), and $5 million of which was purchased by the Company from Goldman Sachs & Co. (“Goldman”). In 2007, solely to avoid the cost of continued litigation, the Company reached a confidential settlement with Enron, Lehman and certain other defendants of all claims arising from the Company’s purchase of Enron commercial paper from Lehman. In the third quarter of 2008, solely to avoid the cost of continued litigation, the Company reached a confidential settlement with Enron and other defendants of all Enron’s claims arising out of the Company’s purchase of Enron commercial paper from Goldman. This settlement was approved by the Court and made final in the fourth quarter of 2008. The settlement amount paid is not materially different from the reserves previously established.

The Company is the subject of a class action lawsuit brought on behalf of employees working in the State of California, which is before the Superior Court, Central District, Los Angeles County. The claims in the lawsuit relate to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and to alleged technical violations of a state law governing the content of employee pay stubs. On April 30, 2007, the Court certified two classes that correspond to the claims in the cases. In the third quarter of 2008, Kelly was granted a hearing date for its motions related to summary judgment on both certified claims. The Company believes that it has meritorious defenses to the claims and will continue to vigorously defend the lawsuit.

On February 5, 2003 an action was commenced in the Federal District Court for the Eastern District of California by Lynn Noyes against Kelly Services, Inc. alleging religious discrimination. In August 2004, Kelly’s Motion for Summary Judgment was granted dismissing the complaint. Noyes appealed and the case was remanded for trial. On April 4, 2008, a jury returned a verdict against Kelly Services, Inc. finding the Company liable for religious discrimination. The verdict was comprised of: $0.2 million for economic damages, $0.5 million for emotional distress damages and $5.9 million in punitive damages. The Company pursued post trial motions which resulted in the reduction of punitive damages to $0.7 million. The Company continues to believe there is no basis for finding religious discrimination and has filed an appeal with the United States Court of Appeals for the 9th Circuit.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business, typically employment discrimination and wage and hour matters. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable. It is reasonably possible that some matters could be decided unfavorably to the Company. In addition to the certified class action discussed above, certain other legal proceedings seek class action status; these matters individually and in the aggregate seek substantial compensatory, statutory or related damages. Certain of these matters involve alleged violations of state employment laws which could result in significant punitive damages. In the unlikely event that all of these matters went to trial and were decided unfavorably to the Company, the Company’s potential liability could exceed $500 million, based on the statutory violations alleged. However, the variability in pleadings, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the litigation is in its early stages and litigation is subject to uncertainty. No matter reached a stage in the litigation process that caused the Company to reassess its litigation risk or change the amounts reserved during the fourth quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

17. Contingencies (continued)

During the third quarter of 2008, several of these matters reached a stage in the litigation process that caused the Company to reassess its litigation risk and establish additional reserves which, in the aggregate, resulted in a charge of $23.5 million (including costs for cash awards, legal fees, administrative costs and statutory penalties), of which $22.5 million was included in selling, general and administrative expenses from continuing operations and $1.0 million was included in discontinued operations. The Company’s potential exposure is most significant in matters involving alleged violations of state wage and hour laws. The Company continues to vigorously defend against such claims. Until these matters reach final resolution, their outcome is unpredictable. If we are able to reach negotiated settlements, we would expect cash payments to occur in 2009. However, if the issues are not resolved, litigation could extend beyond 2009. Disclosure of the most likely outcomes of individual cases and significant assumptions made in estimating related reserves are likely to have adverse consequences to the Company including, by way of example, the possibility that the disclosures themselves constitute admissible evidence in a trial and the potential to set a floor in settlement negotiations.

18. Segment Disclosures

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

The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contract-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing, contingent workforce outsourcing, business process outsourcing, executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments. Included in unallocated Corporate expenses in 2008 is $80.5 million related to asset impairment charges (see Notes 1, 2 and 6) and $22.5 million related to litigation costs (see Note 17).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

18. Segment Disclosures (continued)

The following table presents information about the reported operating income of the Company for the fiscal years 2008, 2007 and 2006. Segment data presented is net of intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	2008	2007	2006
	(In thousands of dollars)

Revenue from Services:
Americas Commercial	$2,504,300	$2,759,398	$2,916,079
Americas PT	911,558	929,086	961,636

Total Americas Commercial and PT	3,415,858	3,688,484	3,877,715

EMEA Commercial	1,310,430	1,292,406	1,145,456
EMEA PT	172,540	158,771	119,585

Total EMEA Commercial and PT	1,482,970	1,451,177	1,265,041

APAC Commercial	336,042	310,585	232,868
APAC PT	34,268	26,702	16,359

Total APAC Commercial and PT	370,310	337,287	249,227

OCG	248,152	190,641	154,795

Consolidated Total	$5,517,290	$5,667,589	$5,546,778

Earnings from Operations:
Americas Commercial	$69,956	$95,566	$111,546
Americas PT	47,698	53,484	51,180

Total Americas Commercial and PT	117,654	149,050	162,726

EMEA Commercial	(2,971)	8,871	(1,782)
EMEA PT	2,283	2,422	692

Total EMEA Commercial and PT	(688)	11,293	(1,090)

APAC Commercial	(294)	3,239	4,169
APAC PT	(466)	119	(29)

Total APAC Commercial and PT	(760)	3,358	4,140

OCG	3,438	8,033	8,943

Corporate Expense	(189,915)	(91,654)	(96,678)

Consolidated Total	$(70,271)	$80,080	$78,041

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

18. Segment Disclosures (continued)

Specified items included in segment earnings for the fiscal years 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(In thousands of dollars)

Depreciation and Amortization from continuing operations:
Americas Commercial	$7,598	$7,603	$7,075
Americas PT	2,390	2,120	1,128

Total Americas Commercial and PT	9,988	9,723	8,203

EMEA Commercial	6,039	5,902	4,773
EMEA PT	899	458	268

Total EMEA Commercial and PT	6,938	6,360	5,041

APAC Commercial	3,444	2,711	1,531
APAC PT	253	139	97

Total APAC Commercial and PT	3,697	2,850	1,628

OCG	3,061	1,376	621

Corporate	22,274	22,108	24,297

Consolidated Total	$45,958	$42,417	$39,790

Interest Income:
Americas Commercial	$582	$437	$517
Americas PT	-	-	-

Total Americas Commercial and PT	582	437	517

EMEA Commercial	1,306	828	252
EMEA PT	21	-	-

Total EMEA Commercial and PT	1,327	828	252

APAC Commercial	931	533	494
APAC PT	-	280	-

Total APAC Commercial and PT	931	813	494

OCG	201	53	-

Corporate	761	2,625	1,940

Consolidated Total	$3,802	$4,756	$3,203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

18. Segment Disclosures (continued)

	2008	2007	2006
	(In thousands of dollars)

Interest Expense:
Americas Commercial	$6	$2	$32
Americas PT	-	-	-

Total Americas Commercial and PT	6	2	32

EMEA Commercial	2,431	807	866
EMEA PT	1	-	-

Total EMEA Commercial and PT	2,432	807	866

APAC Commercial	166	238	220
APAC PT	-	3	-

Total APAC Commercial and PT	166	241	220

OCG	3	11	-

Corporate	1,537	1,364	1,198

Consolidated Total	$4,144	$2,425	$2,316

A summary of revenue from services by geographic area for 2008, 2007 and 2006 follows:

	2008	2007	2006
	(In thousands of dollars)

Revenue From Services:
Domestic	$3,237,137	$3,454,922	$3,603,284
International	2,280,153	2,212,667	1,943,494

Total	$5,517,290	$5,667,589	$5,546,778

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue was material to the consolidated revenues of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

18. Segment Disclosures (continued)

A summary of long-lived assets information by geographic area as of the years ended 2008 and 2007 follows:

	2008	2007
	(In thousands of dollars)

Long-Lived Assets:
Domestic	$134,941	$153,580
International	47,473	47,247

Total	$182,414	$200,827

Long-lived assets include primarily property and equipment and intangible assets. No single foreign country’s long-lived assets were material to the consolidated long-lived assets of the Company. The 2007 balances were revised to remove Goodwill from the Domestic and International long-lived asset amounts.

19. New Accounting Pronouncements

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

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in earnings, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Acquisition costs incurred for transactions expected to be completed in 2009 were expensed as incurred during 2008. Adoption of FAS 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of FAS 141(R) to fiscal years preceding the effective date are not permitted. We are not able to predict the impact this guidance will have on the accounting for acquisitions we may complete in future periods. For acquisitions completed prior to January 1, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. We do not expect this new guidance to have a significant impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

19. New Accounting Pronouncements (continued)

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The requirements of this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Kelly Services, Inc. and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands of dollars)

Revenue from services	$1,388,444	$1,452,007	$1,397,748	$1,279,091	$5,517,290
Gross profit	249,887	257,402	245,716	224,646	977,651
Selling, general and administrative expenses (2, 3)	236,947	242,448	260,260	227,734	967,389
Asset impairments	-	-	-	80,533	80,533
Earnings (loss) from continuing operations	7,991	10,430	(11,553)	(88,583)	(81,715)
Earnings (loss) from discontinued operations, net of tax	238	87	(663)	(186)	(524)
Net earnings (loss)	8,229	10,517	(12,216)	(88,769)	(82,239)
Basic earnings (loss) per share (1)
Earnings (loss) from continuing operations	0.23	0.30	(0.33)	(2.55)	(2.35)
Earnings (loss) from discontinued operations	0.01	-	(0.02)	(0.01)	(0.02)
Net earnings (loss)	0.24	0.30	(0.35)	(2.55)	(2.37)
Diluted earnings (loss) per share (1)
Earnings (loss) from continuing operations	0.23	0.30	(0.33)	(2.55)	(2.35)
Earnings (loss) from discontinued operations	0.01	-	(0.02)	(0.01)	(0.02)
Net earnings (loss)	0.24	0.30	(0.35)	(2.55)	(2.37)
Dividends per share	0.135	0.135	0.135	0.135	0.54

	Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands of dollars)

Revenue from services	$1,350,858	$1,415,674	$1,425,298	$1,475,759	$5,667,589
Gross profit	229,208	247,566	246,879	265,436	989,089
Selling, general and administrative expenses (4)	218,715	225,300	226,099	238,895	909,009
Earnings from continuing operations (5)	5,258	15,311	14,682	18,473	53,724
Earnings from discontinued operations, net of tax	6,657	18	459	158	7,292
Net earnings (5)	11,915	15,329	15,141	18,631	61,016
Basic earnings per share (1)
Earnings from continuing operations	0.14	0.42	0.40	0.52	1.48
Earnings from discontinued operations	0.18	-	0.01	-	0.20
Net earnings	0.33	0.42	0.41	0.52	1.68
Diluted earnings per share (1)
Earnings from continuing operations	0.14	0.41	0.40	0.52	1.47
Earnings from discontinued operations	0.18	-	0.01	-	0.20
Net earnings	0.32	0.41	0.41	0.52	1.67
Dividends per share	0.125	0.125	0.135	0.135	0.52

(1) Earnings (loss) per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

(2) Included are litigation costs of $22.5 million for the third quarter.

(3) Included are restructuring costs for the UK of $1.5 million for the fourth quarter and full year.

(4) Included are restructuring costs for the UK and Americas operations as follows: $2.6 million in the first quarter, $2.5 million in the second quarter, $2.5 million in the third quarter, $1.3 million in the fourth quarter, and $8.9 million for the full year.

(5) Included are restructuring costs, net of tax, for the UK and Americas operations as follows: $2.6 million in the first quarter, $2.5 million in the second quarter, $1.9 million in the third quarter, $0.8 million in the fourth quarter and $7.8 million for the full year.

SCHEDULE II - VALUATION RESERVES

Kelly Services, Inc. and Subsidiaries

December 28, 2008

(In thousands of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts *	Currency exchange effects	Deductions from reserves	Balance at end of year

Description

Fifty-two weeks ended December 28, 2008:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$18,172	6,712	878	(1,381)	(7,378)	$17,003

Deferred tax assets valuation allowance	$28,737	24,911	-	(6,277)	(3,191)	$44,180

Fifty-two weeks ended December 30, 2007:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$16,818	6,654	133	648	(6,081)	$18,172

Deferred tax assets valuation allowance	$28,113	9,443	-	1,568	(10,387)	$28,737

Fifty-two weeks ended December 31, 2006:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$16,648	5,178	200	458	(5,666)	$16,818

Deferred tax assets valuation allowance	$26,625	5,739	-	1,165	(5,416)	$28,113

*	Allowance of companies acquired.

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description	Document

3.1	Restated Certificate of Incorporation (Reference is made to Exhibit 3.1 to the Form 10-K for the year ended December 28, 2003, filed with the Commission on February 18, 2004, which is incorporated herein by reference).

3.2	By-laws, as amended August 8, 2007 (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission on August 13, 2007, which is incorporated herein by reference).

4	Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth of the Restated Certificate of Incorporation (Reference is made to Exhibit 4 to the Form 10-K for the year ended December 28, 2003, filed with the Commission on February 18, 2004, which is incorporated herein by reference).

10.1	Short-Term Incentive Plan, as amended and restated on March 23, 1998 and further amended on February 6, 2003 and November 8, 2007 (Reference is made to Exhibit 10.1 to the Form 8-K dated November 8, 2007, filed with the Commission on November 14, 2007, which is incorporated herein by reference).

10.2	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 99 to the Form S-8 filed with the Commission on May 20, 2005, which is incorporated herein by reference).

10.3	Kelly Services, Inc. Executive Severance Plan, as amended November 8, 2007 (Reference is made to Exhibit 10.3 to the Form 8-K dated November 8, 2007, filed with the Commission on November 14, 2007, which is incorporated herein by reference).

10.4	Kelly Services, Inc. 1999 Non-Employee Directors Stock Option Plan (Reference is made to Appendix B to the Definitive Proxy Statement furnished in connection with the solicitation of proxies on behalf of the Board of Directors for use at the Annual Meeting of Stockholders of the Company held on May 10, 2006 filed with the Commission on April 10, 2006, which is incorporated herein by reference).

10.5	Kelly Services, Inc. Non-Employee Director Stock Award Plan, as amended and Restated effective February 12, 2008 (Reference is made to Appendix A to the Definitive Proxy Statement furnished in connection with the solicitation of proxies on behalf of the Board of Directors for use at the Annual Meeting of Stockholders of the Company held May 6, 2008 filed with the Commission on April 4, 2008, which is incorporated herein by reference).

10.6	Loan Agreement dated as of November 30, 2005 (Reference is made to Exhibit 10.1 to the Form 8-K dated November 30, 2005, filed with the Commission on December 5, 2005, which is incorporated herein by reference).

10.7	Kelly Services, Inc. Performance Incentive Plan, as amended and restated on March 29, 1996 and April 14, 2000 (Reference is made to Exhibit 10 to the Form 10-Q for the quarterly period ended April 1, 2001, filed with the Commission on May 14, 2001, which is incorporated herein by reference).

10.8	Form of Amendment to Performance Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K (continued)

Exhibit No.	Description	Document

10.9	Form of Amendments to Equity Incentive Plan (Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.10	Form of Amendments to 1999 Non-Employee Directors Stock Option Plan (Reference is made to Exhibit 10.4 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.11	Form of Amendment to 1999 Non-Employee Director Stock Award Plan (Reference is made to Exhibit 10.3 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.12	2008 Management Retirement Plan (Reference is made to Exhibit 10.12 to the Form 8-K dated November 8, 2007 filed with the Commission on November 14, 2007, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, adopted February 9, 2004, as amended on February 7, 2005 and February 11, 2009.	2

21	Subsidiaries of Registrant.	3

23	Consent of Independent Registered Public Accounting Firm.	4

24	Power of Attorney.	5

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	6

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	7

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	9