Form 10-Q
period 2009-03-29
KELLY SERVICES INC
filed 2009-05-05
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-1088
KELLY SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-1510762

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
999 WEST BIG BEAVER ROAD, TROY, MICHIGAN 48084
(Address of principal executive offices)
(Zip Code)
(248) 362-4444
(Registrant’s telephone number, including area code)
No Change
(Former name, former address and former fiscal year,
if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 24, 2009, 31,341,090 shares of Class A and 3,459,785 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	March 29, 2009	March 30, 2008
Revenue from services	$1,042.6	$1,388.4

Cost of services	867.1	1,138.5

Gross profit	175.5	249.9

Selling, general and administrative expenses	206.1	237.0

(Loss) earnings from operations	(30.6)	12.9

Other income, net	1.3	—

(Loss) earnings from continuing operations before taxes	(29.3)	12.9

Income taxes	(13.2)	4.9

(Loss) earnings from continuing operations	(16.1)	8.0

Earnings from discontinued operations, net of tax	0.6	0.2

Net (loss) earnings	$(15.5)	$8.2

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.46)	$0.23
Earnings from discontinued operations	$0.02	$0.01
Net (loss) earnings	$(0.45)	$0.23

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.46)	$0.23
Earnings from discontinued operations	$0.02	$0.01
Net (loss) earnings	$(0.45)	$0.23

Dividends per share	$—	$.135

Average shares outstanding (millions):
Basic	34.8	34.8
Diluted	34.8	34.8
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 29, 2009	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$115.4	$118.3
Trade accounts receivable, less allowances of $17.2 and $17.0, respectively	706.3	815.8
Prepaid expenses and other current assets	55.8	62.0
Deferred taxes	29.2	31.9

Total current assets	906.7	1,028.0

PROPERTY AND EQUIPMENT:
Land and buildings	59.0	59.2
Computer hardware and software, equipment, furniture and leasehold improvements	293.3	302.6
Accumulated depreciation	(209.2)	(210.5)

Net property and equipment	143.1	151.3

NONCURRENT DEFERRED TAXES	39.8	40.0
GOODWILL, NET	117.8	117.8
OTHER ASSETS	107.5	120.2

TOTAL ASSETS	$1,314.9	$1,457.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$16.9	$35.2
Accounts payable and accrued liabilities	220.7	244.1
Accrued payroll and related taxes	209.5	243.2
Accrued insurance	25.5	26.3
Income and other taxes	26.3	51.8

Total current liabilities	498.9	600.6

NONCURRENT LIABILITIES:
Long-term debt	67.6	80.0
Accrued insurance	45.4	46.9
Accrued retirement benefits	59.2	61.6
Other long-term liabilities	15.2	15.3

Total noncurrent liabilities	187.4	203.8

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2009 and 2008	36.6	36.6
Class B common stock, shares issued 3.5 at 2009 and 2008	3.5	3.5
Treasury stock, at cost
Class A common stock, 5.3 shares at 2009 and 2008	(109.9)	(110.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	36.3	35.8
Earnings invested in the business	660.5	676.0
Accumulated other comprehensive income	2.2	12.2

Total stockholders’ equity	628.6	652.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,314.9	$1,457.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 29,	March 30,
	2009	2008
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—

Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—

Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(110.6)	(105.7)
Exercise of stock options, restricted stock awards and other	0.7	0.9
Purchase of treasury stock	—	(8.0)

Balance at end of period	(109.9)	(112.8)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—

Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	35.8	34.5
Exercise of stock options, restricted stock awards and other	0.5	—

Balance at end of period	36.3	34.5

Earnings Invested in the Business
Balance at beginning of period	676.0	777.3
Net (loss) earnings	(15.5)	8.2
Dividends	—	(4.7)

Balance at end of period	660.5	780.8

Accumulated Other Comprehensive Income
Balance at beginning of period	12.2	42.6
Foreign currency translation adjustments, net of tax	(5.2)	7.8
Unrealized (losses) gains on investments, net of tax	(4.8)	1.2

Balance at end of period	2.2	51.6

Stockholders’ Equity at end of period	$628.6	$793.6

Comprehensive (Loss) Income
Net (loss) earnings	$(15.5)	$8.2
Foreign currency translation adjustments, net of tax	(5.2)	7.8
Unrealized (losses) gains on investments, net of tax	(4.8)	1.2

Comprehensive (Loss) Income	$(25.5)	$17.2

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 29,	March 30,
	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(15.5)	$8.2
Noncash adjustments:
Depreciation and amortization	10.6	11.3
Provision for bad debts	1.5	1.5
Stock-based compensation	1.3	1.0
Other, net	(1.9)	1.0
Changes in operating assets and liabilities	47.8	1.4

Net cash from operating activities	43.8	24.4

Cash flows from investing activities:
Capital expenditures	(2.0)	(7.3)
Acquisition of companies, net of cash received	(0.2)	(7.5)
Other investing activities	—	(0.3)

Net cash from investing activities	(2.2)	(15.1)

Cash flows from financing activities:
Net change in revolving line of credit	(1.0)	(4.3)
Repayment of debt	(22.9)	—
Dividend payments	—	(4.7)
Purchase of treasury stock	—	(8.0)
Stock options and other stock sales	—	—
Other financing activities	(18.7)	(1.5)

Net cash from financing activities	(42.6)	(18.5)

Effect of exchange rates on cash and equivalents	(1.9)	4.3

Net change in cash and equivalents	(2.9)	(4.9)
Cash and equivalents at beginning of period	118.3	92.8

Cash and equivalents at end of period	$115.4	$87.9

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2009 (the 2008 consolidated financial statements).
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current presentation.
2. Fair Value Measurements
The following tables present assets measured at fair value on a recurring basis as of March 29, 2009 and December 28, 2008 on the consolidated balance sheet by fair value hierarchy level, as described below. The Company carried no liabilities at fair value as of March 29, 2009 or December 28, 2008.

	Fair Value Measurements on a Recurring Basis
	As of March 29, 2009
Description	Level 1	Level 2	Level 3	Total
	(In millions of dollars)
Money market funds	$27.0	$—	$—	$27.0

Available-for-sale investment	15.9	—	—	15.9

Total assets at fair value	$42.9	$—	$—	$42.9

	Fair Value Measurements on a Recurring Basis
	As of December 28, 2008
Description	Level 1	Level 2	Level 3	Total
	(In millions of dollars)
Money market funds	$28.6	$—	$—	$28.6

Available-for sale investment	22.5	—	—	22.5

Total assets at fair value	$51.1	$—	$—	$51.1

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Fair Value Measurements (continued)
Money market funds with Level 1 inputs to the valuation methodology as of March 29, 2009 represent investments in money market accounts, of which $26.0 million is included in cash and equivalents and $1.0 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds with Level 1 inputs to the valuation methodology as of December 28, 2008 represent investments in money market accounts, of which $27.3 million is included in cash and equivalents and $1.3 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment with Level 1 inputs to the valuation methodology represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. During the fourth quarter of 2008, the Company recorded in the consolidated statement of earnings an other-than-temporary impairment of $18.7 million related to the investment in Temp Holdings. The unrealized loss of $4.8 million net of tax for the quarter ended March 29, 2009 and unrealized gain of $1.8 million ($1.2 million net of tax) for the quarter ended March 30, 2008 was recorded in other comprehensive income, a component of stockholders’ equity. For the quarter ended March 29, 2009, the Company provided a full valuation allowance against deferred taxes on the unrealized loss of $4.8 million. The Company will continue to monitor Temp Holdings to determine if the valuation decline is other than temporary.
On December 29, 2008, the Company implemented the requirements of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”) for its non-financial assets and liabilities. The adoption of FAS No. 157 for non-financial assets and liabilities on December 29, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.
3. Acquisitions
During the first quarter of 2009, the Company made a $0.2 million earnout payment, which was accrued in the previous year, related to the 2008 acquisition of Toner Graham, a specialized accountancy and finance recruitment services company headquartered in the United Kingdom.
During the first quarter of 2008, $7.5 million was paid related primarily to the 2007 acquisition of access AG, a specialized recruitment services company headquartered in Germany with operations in Austria.
4. Restructuring
On January 21, 2009, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom (“Kelly U.K.”) operations. The plan was the result of management’s strategic review of the U.K. operations which identified under-performing branch locations and the opportunity for additional operational cost savings. In the fourth quarter of 2008, we recorded $1.5 million of severance costs in selling, general and administrative expenses related to the restructuring program.
On March 13, 2009, the Company sold 31, or nearly half, of the commercial staffing branches in the U.K. to Hexagon Staffing Solutions Limited, trading as Interaction Recruitment (“Interaction Recruitment”). As part of this transaction, we incurred $3.1 million in related expenses.
As of March 29, 2009, Kelly U.K. closed 6 of the remaining 13 branches scheduled for closure. Total restructuring charges of $5.4 million were incurred associated with these actions, including the $3.1 million related to the Interaction Recruitment transaction. These charges were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. Cash expenditures related to the restructuring program totaled $2.8 million. We expect to incur approximately $1 to $2 million of additional facility and other exit costs in the second quarter of 2009. Total pre-tax charges related to the U.K. restructuring program, which include facility exit costs, the payment to Interaction Recruitment and employee termination costs, are expected to total approximately $8 to $9 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4. Restructuring (continued)
Following is a summary of the Company’s balance sheet accrual related to the facility exit costs:

(In millions of dollars)
Balance at beginning of year	$1.5

Additions charged to operations	5.4
Reductions for cash payments	(2.8)

Balance at March 29, 2009	$4.1

5. Debt
On April 24, 2009, Kelly Services, Inc. (the “Company”) entered into an amendment of its $150 million unsecured multi-currency revolving credit agreement dated as of November 30, 2005. The Company also entered into corresponding amendments to its 5.5 billion yen term loan agreement dated as of November 7, 2007, and 9.0 million euro and 5.0 million UK pound syndicated term loan facility agreement dated as of October 3, 2008.
The Company’s credit agreements contain an interest ratio coverage covenant. The interest coverage ratio is defined as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA “) to interest expense.
The amendments modified the financial covenants contained in the Company’s credit agreements in the following manner:
•	Certain cash charges for litigation and restructuring expenses are now excluded from all calculations including EBITDA.

•	The interest coverage ratio for the first quarter of 2009 must be at least 5.0 to 1.0.

•	The interest coverage ratio covenant for the second and third quarters of 2009 was replaced with a minimum EBITDA test.

•	The minimum permitted interest coverage ratio was changed and may not be less than the following: as of fourth quarter 2009, 3.5 to 1.0; as of the first and second quarters of 2010, 4.0 to 1.0; and thereafter, 5.0 to 1.0.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
5. Debt (continued)
The amendments also modified certain other terms of the agreements.
•	Certain payments, including dividends and stock repurchases, are restricted until December 31, 2009.

•	Arrangement fees, up-front fees, facility fees and spreads on drawn debt were modified.

•	The maturity date of the 5.5 billion yen term loan was changed from November 13, 2012 to October 3, 2011. In addition, the facility now amortizes with 12.5 percent of the original principal balance of loan facility to be repaid in November 2009, May 2010, November 2010, and May 2011. The remaining 50 percent of the original principal balance is due on the new maturity date of October 3, 2011. The November 2009 scheduled payment of $6.9 million was reclassified from long-term debt to short-term debt in the consolidated balance sheet as of March 29, 2009.
As of March 29, 2009, the revised loan covenants were met.
6. Earnings Per Share
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). This FSP clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method under FAS No. 128, “Earnings Per Share.” FSP No. EITF 03-6-1 was effective beginning with the first quarter of 2009, and all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this FSP. The impact of adopting the provisions of this FSP was to lower basic and diluted earnings per share on net earnings for the quarter ended March 30, 2008 by $0.01.
The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under this method, earnings from continuing operations (or net earnings) is reduced by the amount of dividends declared, and the remaining undistributed earnings is allocated to common stock and participating securities based on the proportion of each class’s weighted average shares outstanding to the total weighted average shares outstanding. The calculation of diluted earnings per share includes the effect of potential common shares outstanding in the average weighted shares outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
6. Earnings Per Share (continued)
The reconciliation of basic earnings per share on common stock for the 13 weeks ended March 30, 2008 was as follows:

13 Weeks Ended
2008
(In millions of
dollars except
per share data)

Net earnings from continuing operations	$8.0
Less: Earnings allocated to participating securities	(0.1)

Net earnings from continuing operations available to common shareholders	$7.9

Net earnings from discontinued operations	$0.2
Less: Earnings allocated to participating securities	—

Net earnings from discontinued operations available to common shareholders	$0.2

Net earnings	$8.2
Less: Earnings allocated to participating securities	(0.1)

Net earnings available to common shareholders	$8.1

Basic earnings per share on common stock:
Earnings on continuing operations	$0.23
Earnings on discontinued operations	$0.01
Net earnings	$0.23

Average common shares outstanding (millions)	34.8
Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for both 13-week periods ended March 29, 2009 and March 30, 2008. Stock options representing 1.0 million and 1.2 million shares, respectively, for the 13 weeks ended March 29, 2009 and March 30, 2008 were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect.
In connection with the $50.0 million Class A share repurchase program authorized by the board of directors in August, 2007, the Company repurchased 0.4 million shares for $8.0 million during the first quarter of 2008. No shares were repurchased during the first quarter of 2009. A total of $7.3 million remains available under the share repurchase program. The Company does not intend to make further share repurchases under the share repurchase program, which expires in August, 2009.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. Other Income, Net
Included in Other income, net are the following:

	13 Weeks Ended
	2009	2008
	(In millions of dollars)
Interest income	$0.5	$1.1
Interest expense	(0.6)	(1.0)
Foreign exchange gains	1.3	—
Other	0.1	(0.1)

Other income, net	$1.3	$—

8. Contingencies
The Company is the subject of a class action lawsuit brought on behalf of employees working in the State of California. The claims in the lawsuit relate to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and to alleged technical violations of a state law governing the content of employee pay stubs. On April 30, 2007, the Court certified two classes that correspond to the claims in the cases. In the third quarter of 2008, Kelly was granted a hearing date for its motions related to summary judgment on both certified claims. On March 13, 2009, the Court granted Kelly’s motion for decertification of the classes. Plaintiffs filed a Petition for Writ of Review on April 3, 2009. The Company believes it has meritorious defenses to the claims and will continue to vigorously defend itself during the appeal process.
On February 5, 2003, an action was commenced in the Federal District Court for the Eastern District of California by Lynn Noyes against the Company, alleging religious discrimination. In August 2004, Kelly’s Motion for Summary Judgment was granted dismissing the complaint. Noyes appealed and the case was remanded for trial. On April 4, 2008, a jury returned a verdict, finding the Company liable for religious discrimination. The verdict was comprised of: $0.2 million for economic damages, $0.5 million for emotional distress damages and $5.9 million in punitive damages. The Company pursued post trial motions which resulted in the reduction of punitive damages to $0.7 million. The Company continues to believe there is no basis for finding religious discrimination and has filed an appeal with the United States Court of Appeals for the 9th Circuit.
The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business, typically employment discrimination and wage and hour matters. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable. It is reasonably possible that some matters could be decided unfavorably to the Company. The Company’s exposure is most significant in matters involving alleged violations of state wage and hour laws. Certain legal proceedings seek class action status; these matters individually and in the aggregate seek substantial compensatory, statutory and/or punitive damages. In the unlikely event that all of these matters went to trial and were decided unfavorably to the Company, the Company’s potential liability could exceed $500 million, based on the statutory violations alleged. However, the variability in pleadings, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Contingencies (continued)
During the third quarter of 2008, several of these matters reached a stage in the litigation process that caused the Company to reassess its litigation risk and establish additional reserves which, in the aggregate, resulted in a charge of $23.5 million. The Company continues to vigorously defend against these claims and has reached negotiated settlements in the two most significant of these cases. These settlements must receive court approval and, if approved, we expect settlement payments will occur during the third or fourth quarter of 2009. Until these matters reach final resolution, their outcome is unpredictable. However, if the issues are not resolved, litigation could extend beyond 2009. Disclosure of the most likely outcomes of individual cases and significant assumptions made in estimating related reserves are likely to have adverse consequences to the Company including, by way of example, the possibility that the disclosures themselves constitute admissible evidence in a trial and the potential to set a floor in settlement negotiations. The Company did not make significant changes to its litigation reserves during the first quarter of 2009.
9. Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company’s seven reporting segments are: (1) Americas Commercial, (2) Americas Professional and Technical (“Americas PT”), (3) Europe, Middle East and Africa Commercial (“EMEA Commercial”), (4) Europe, Middle East and Africa Professional and Technical (“EMEA PT”), (5) Asia Pacific Commercial (“APAC Commercial”), (6) Asia Pacific Professional and Technical (“APAC PT”) and (7) Outsourcing and Consulting Group (“OCG”).
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
The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 weeks ended March 29, 2009 and March 30, 2008. Effective with the first quarter of 2009, segment data has been revised to include the effect of intersegment revenues. Prior periods have been reclassified to conform with the current presentation. Asset information by reportable segment is not presented, since the Company does not produce such information internally.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Segment Disclosures (continued)

	13 Weeks Ended
	2009	2008
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$482.4	$642.7
Americas PT	197.4	238.6

Total Americas Commercial and PT	679.8	881.3

EMEA Commercial	216.6	321.9
EMEA PT	32.8	43.8

Total EMEA Commercial and PT	249.4	365.7

APAC Commercial	64.4	86.7
APAC PT	6.2	8.5

Total APAC Commercial and PT	70.6	95.2

OCG	48.7	51.8

Less: Intersegment revenue	(5.9)	(5.6)

Consolidated Total	$1,042.6	$1,388.4

(Loss) Earnings from Operations:
Americas Commercial	$0.5	$22.2
Americas PT	5.3	14.1

Total Americas Commercial and PT	5.8	36.3

EMEA Commercial	(12.1)	(1.6)
EMEA PT	(0.6)	1.0

Total EMEA Commercial and PT	(12.7)	(0.6)

APAC Commercial	(1.3)	—
APAC PT	(0.3)	(0.2)

Total APAC Commercial and PT	(1.6)	(0.2)

OCG	(1.2)	1.9

Corporate Expense	(20.9)	(24.5)

Consolidated Total	$(30.6)	$12.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
The deterioration of the global labor markets and widespread economic slowdown experienced during 2008 persisted into 2009. In the U.S., job losses continued at an accelerating pace, with more than 2 million jobs lost during the first quarter of 2009 alone. The staffing industry remained one of the hardest hit sectors with temporary employees still in decline, representing only 1.37% of the total U.S. workforce, the lowest level in 15 years. As the effects of the global recession intensified outside the U.S., demand for temporary staffing quickly declined across virtually all geographies, negatively impacting Kelly’s quarterly financial performance.
For the first quarter of 2009, Kelly reported a net loss from continuing operations of $0.46 per diluted share, compared to net earnings of $0.23 per diluted share in the first quarter of 2008. As our customers began to adjust their permanent workforce in response to the current economic environment, we saw more pronounced declines in our fee-based income. Our gross profit rate decreased by 1.2 percentage points in the first quarter, primarily due to lower fees and unfavorable customer and business mix.
In spite of these challenges, we’ve made significant progress in reducing operating costs, while pursuing our strategic plan aimed at building long-term value for our stakeholders. As a result, during the first quarter we:
•	Posted positive earnings in our Americas Commercial and PT segments,

•	Effectively controlled expenses; year-over-year expenses are down over $30 million,

•	Sold 31 commercial staffing branches in the U.K. as part of restructuring plan to bring our infrastructure in line with current market conditions, and

•	Continue to maintain a strong balance sheet, cash position and available lines of credit.
We are committed to protecting our infrastructure that supports scalability and growth, without cutting too deep and jeopardizing our ability to service our customers. We believe our presence in all the key staffing markets and geographic growth regions around the world, along with our broad array of staffing, consulting, placement and other talent-management services, will allow us to absorb the impact of these economic cycles for our customers and enable them during an upturn.
Results of Operations
First Quarter
Revenue from services in the first quarter of 2009 totaled $1.0 billion, a decrease of 24.9% from the same period in 2008. This was the result of a decrease in hours worked of 20.7% combined with a decrease in average hourly bill rates of 6.9% (an increase of 1.1% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $23.5 million, or 2.3% of total revenue, for the first quarter of 2009, a decrease of 39.6% as compared to $38.9 million in the first quarter of 2008. Revenue for the quarter decreased in all seven business segments, reflecting the global economic slowdown.

Compared to the first quarter of 2008, the U.S. dollar was stronger against many foreign currencies, including the euro, British pound, Australian dollar and Swiss franc. As a result, our consolidated U.S. dollar translated revenue was lower than would have otherwise been reported. On a constant currency basis, first quarter revenue decreased 18.9% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2009 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2008. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on first quarter revenue:

	First Quarter Revenue
	2009	2008	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$496.1	$642.7	(22.8)%
Americas PT	198.0	238.6	(17.0)

Total Americas Commercial and PT — Constant Currency	694.1	881.3	(21.2)

EMEA Commercial	264.4	321.9	(17.9)
EMEA PT	39.5	43.8	(9.7)

Total EMEA Commercial and PT — Constant Currency	303.9	365.7	(16.9)

APAC Commercial	76.6	86.7	(11.6)
APAC PT	7.1	8.5	(16.7)

Total APAC Commercial and PT — Constant Currency	83.7	95.2	(12.1)

OCG — Constant Currency	50.1	51.8	(3.2)

Less: Intersegment revenue	(5.9)	(5.6)	6.5

Total Revenue from Services — Constant Currency	1,125.9	1,388.4	(18.9)
Foreign Currency Impact	(83.3)

Revenue from Services	$1,042.6	$1,388.4	(24.9)%

Gross profit of $175.5 million was 29.8% lower than the gross profit of $249.9 million for the same period of the prior year. The gross profit rate for the first quarter of 2009 was 16.8%, versus 18.0% for the first quarter of 2008. Compared to the prior year, the gross profit rate decreased in all business segments, with the exception of APAC PT. The decrease in the gross profit rate is primarily due to decreases in fee-based income, lower margins as a result of customer mix and lower level of favorable workers’ compensation claims in the Americas.
We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $1.3 million for the first quarter of 2009. This compares to an adjustment reducing prior year workers’ compensation claims by $4.6 million for the first quarter of 2008.
We do business with many of the major automotive original equipment manufacturers. In total, they represent less than 5% of our trade accounts receivable balance, for which we believe we have adequate reserves. It is possible that, due to bankruptcy or other defaults by these customers, we may incur write-offs in excess of amounts reserved.
Selling, general and administrative expenses totaled $206.1 million, a year-over-year decrease of 13.0% (5.2% on a constant currency basis). Selling, general and administrative expenses expressed as a percentage of gross profit were 117.5% in the first quarter of 2009, a 22.7 percentage point increase compared to the 94.8% rate in the first quarter of 2008. Included in selling, general and administrative expenses for the first quarter of 2009 are $5.4 million of expenses related to restructuring actions in the U.K. (See Restructuring Note 4.) The year-over-year decrease in expenses reflected the impact of expense-reduction initiatives implemented during the quarter, including suspension of headquarters and field-based incentive compensation and retirement matching contribution, along with targeted staff reductions and suspension of discretionary spending on travel and general expenses.
On January 21, 2009, the Chief Executive Officer of Kelly Services, Inc. authorized restructuring plans for our United Kingdom (“Kelly U.K.”) operations. The plan was the result of management’s strategic review of the U.K. operations which identified under-performing branch locations and the opportunity for additional operational cost savings. In the fourth quarter of 2008, we recorded $1.5 million of severance costs in selling, general and administrative expenses related to the restructuring program.

During the first quarter of 2009, our U.K. operations disposed of or closed 37 branches in total and incurred $5.4 million of restructuring charges associated with these actions, which were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. We expect to incur approximately $1 to $2 million of additional facility and other exit costs in the second quarter of 2009, bringing total pre-tax charges related to the U.K. restructuring program to approximately $8 to $9 million. We expect that the U.K. restructuring plan will result in improved operating results by lowering selling, general and administrative expenses through reduced facilities and related expenses.
As a result of the above, we reported a loss from operations in the first quarter of 2009 totaling $30.6 million, compared to earnings from operations of $12.9 million reported for the first quarter of 2008.
Income tax benefit on continuing operations for the first quarter of 2009 was $13.2 million, compared to expense of $4.9 million for the first quarter of 2008. Our tax benefit for the quarter is somewhat higher than expected due to work opportunity credits. We revised our estimate of the work opportunity credits we earned in prior years and have reflected this in the first quarter of 2009.
Loss from continuing operations was $16.1 million in the first quarter of 2009, compared to earnings of $8.0 million in the first quarter of 2008. Included in loss from continuing operations in 2009 were $5.4 million related to the U.K. restructuring actions.
Discontinued operations, which include the operating results of Kelly Home Care and Kelly Staff Leasing, business units which were sold in previous years, totaled $0.6 million in the first quarter of 2009 and $0.2 million in the first quarter of 2008. These amounts represent adjustments to assets and liabilities retained as part of the sale agreements.
First quarter net loss for 2009 totaled $15.5 million, compared to net earnings of $8.2 million last year. Diluted loss from continuing operations per share for the first quarter of 2009 was $0.46, as compared to diluted earnings from continuing operations per share of $0.23 for the first quarter of 2008. Included in first quarter 2009 diluted loss per share from continuing operations was the $0.15 per share cost of the U.K. restructuring.
We adopted the provisions of FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” effective with the first quarter of 2009. Accordingly, all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this FSP. The impact of adopting the provisions of this FSP was to lower previously reported basic and diluted earnings per share on net earnings for the quarter ended March 30, 2008 by $0.01.
Americas Commercial

	First Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$482.4	$642.7	(24.9)%		(22.8)%
Fee-based income	1.8	4.2	(57.0)		(52.7)
Earnings from Operations	0.5	22.2	(97.8)

Gross profit rate	15.2%	16.3%	(1.1	)pts.
Expense rates:
% of revenue	15.1	12.9	2.2
% of gross profit	99.3	78.8	20.5
Operating margin	0.1	3.5	(3.4)
The change in Americas Commercial revenue from services reflected a decrease in hours worked of 24.2%, combined with a decrease in average hourly bill rates of 0.7% (an increase of 2.1% on a constant currency basis). On a year-over-year basis, revenue decreased 24.2% in January, 24.3% in February and 26.5% in March. Americas Commercial represented 46.3% of total Company revenue in the first quarter of 2009 and 2008.

The decrease in the gross profit rate was due to customer mix, a decrease in fee-based income, as well as lower favorable workers’ compensation adjustments from prior years. As noted above, we revised our estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the first quarter. Of the total $1.3 million adjustment booked in the first quarter of 2009, $1.1 million is reflected in the results of Americas Commercial. This compares to an adjustment of $4.0 million in the first quarter of 2008.
Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.
Selling, general and administrative expenses decreased by 12.2% compared to the prior year, due to lower incentive compensation and targeted staff reductions, but were higher as a percent of revenue and gross profit due to lost sales leverage.
Americas PT

	First Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$197.4	$238.6	(17.3)%		(17.0)%
Fee-based income	2.8	5.3	(47.8)		(47.7)
Earnings from Operations	5.3	14.1	(62.7)

Gross profit rate	15.9%	17.7%	(1.8	)pts.
Expense rates:
% of revenue	13.3	11.8	1.5
% of gross profit	83.3	66.7	16.6
Operating margin	2.7	5.9	(3.2)
The change in Americas PT revenue from services reflected a decrease in hours worked of 16.6%, partially offset by an increase in average billing rates of 0.3%. The minimal increase in the average billing rate was due to a shift business unit mix. On a year-over-year basis, revenue decreased 17.7% in January, 15.5% in February and 18.5% in March. Americas PT revenue represented 18.9% of total Company revenue in the first quarter of 2009 and 17.2% in the first quarter of 2008.
The Americas PT gross profit rate decreased due to lower margins and decreases in fee-based income. The decline in margin was due to revenue declines in the higher-margin business units.
Selling, general and administrative expenses decreased by 7.1% compared to the prior year, but were higher as a percent of revenue and gross profit due to lost sales leverage. The decrease in expenses was primarily due to lower incentive compensation, combined with reduced recruiting and retention, travel and other costs as a result of lower volume and cost-savings initiatives.

EMEA Commercial

	First Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$216.6	$321.9	(32.7)%		(17.9)%
Fee-based income	4.7	10.7	(55.2)		(44.9)
Earnings from Operations	(12.1)	(1.6)	NM

Gross profit rate	15.9%	17.3%	(1.4	)pts.
Expense rates:
% of revenue	21.5	17.8	3.7
% of gross profit	135.0	102.8	32.2
Operating margin	(5.6)	(0.5)	(5.1)
The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from a 24.3% decrease in hours worked and a decrease in fee-based income, combined with a decrease in the translated U.S. dollar average hourly bill rates of 15.1% (an increase of 4.0% on a constant currency basis). EMEA Commercial revenue represented 20.8% of total Company revenue in the first quarter of 2009 and 23.2% in the first quarter of 2008.
On a year-over-year basis, constant currency revenue decreased 17.0% in January, 18.3% in February and 18.4% in March. The Portugal acquisition in the third quarter of 2008 contributed approximately 4 percentage points to constant currency revenue growth in the first quarter of 2009.
The decrease in the gross profit rate was due primarily to decreases in fee-based income and decline in temporary margins due to pricing pressure and shift in customer mix to corporate accounts. On a constant currency basis, selling, general and administrative expenses were flat in comparison to the prior year. Included in 2009 first quarter expenses was the effect of $5.4 million in U.K. restructuring costs, which contributed 13 percentage points to the year-over-year change in expenses.
EMEA PT

	First Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$32.8	$43.8	(25.0)%		(9.7)%
Fee-based income	4.4	6.9	(36.6)		(21.2)
Earnings from Operations	(0.6)	1.0	(155.6)

Gross profit rate	28.6%	29.8%	(1.2	)pts.
Expense rates:
% of revenue	30.4	27.4	3.0
% of gross profit	106.1	92.1	14.0
Operating margin	(1.7)	2.3	(4.0)
The change in translated U.S. dollar revenue from services in EMEA PT resulted from the decrease in fee-based income, a 14.3% decrease in the translated U.S. dollar average hourly bill rates (an increase of 2.6% on a constant currency basis), combined with a decrease in hours worked of 11.2%. EMEA PT revenue represented 3.1% of total Company revenue in the first quarter of 2009 and 3.2% in the first quarter of 2008.

On a year-over-year basis, constant currency revenue decreased 11.3% in January, 9.0% in February and 8.4% in March. The Toner Graham acquisition contributed approximately 3 percentage points to EMEA PT constant currency revenue growth.
The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income. On a constant currency basis, selling, general and administrative expenses were flat compared to last year, but higher as a percentage of revenue and gross profit due to lost sales leverage.
APAC Commercial

	First Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$64.4	$86.7	(25.7)%		(11.6)%
Fee-based income	2.2	4.3	(48.2)		(40.5)
Earnings from Operations	(1.3)	—	NM

Gross profit rate	14.7%	16.7%	(2.0	)pts.
Expense rates:
% of revenue	16.8	16.7	0.1
% of gross profit	114.2	99.6	14.6
Operating margin	(2.1)	0.1	(2.2)
The change in translated U.S. dollar revenue from services in APAC Commercial resulted from a decrease in the translated U.S. dollar average hourly bill rates of 20.9% (5.5% on a constant currency basis), combined with the decrease in fee-based income and a decrease in hours worked of 6.1%. The decrease in the average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia.
APAC Commercial revenue represented 6.2% of total Company revenue in the first quarter of 2009 and 2008. On a year-over-year basis, constant currency revenue decreased 13.4% in January, 11.5% in February, and 9.9% in March.
The decrease in the APAC Commercial gross profit rate was primarily due to decreases in fee-based income. On a constant currency basis, selling, general and administrative expenses decreased 12.2% compared to the prior year, but were higher as a percentage of revenue and gross profit due to lost sales leverage.
APAC PT

	First Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$6.2	$8.5	(26.8)%		(16.7)%
Fee-based income	1.0	1.4	(31.5)		(21.7)
Earnings from Operations	(0.3)	(0.2)	(17.1)

Gross profit rate	30.8%	30.7%	0.1	pts.
Expense rates:
% of revenue	34.7	33.2	1.5
% of gross profit	112.9	108.1	4.8
Operating margin	(4.0)	(2.5)	(1.5)

The change in translated U.S. dollar revenue from services in APAC PT resulted from a decrease in the translated U.S. dollar average hourly bill rates of 25.8% (15.5% on a constant currency basis), combined with a decrease in hours worked of 0.2% and the decrease in fee-based income. The decrease in the average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India.
APAC PT revenue represented 0.6% of total Company revenue in the first quarter of 2009 and 2008. On a year-over-year basis, constant currency revenue decreased 11.9% in January, 14.6% in February and 23.7% in March.
On a constant currency basis, selling, general and administrative expenses decreased by 9.5% compared to the prior year, but higher as a percentage of revenue and gross profit due to lost sales leverage.
OCG

	First Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$48.7	$51.8	(6.1)%		(3.2)%
Fee-based income	6.6	6.1	8.4		16.5
Earnings from Operations	(1.2)	1.9	(164.6)

Gross profit rate	32.7%	33.1%	(0.4	)pts.
Expense rates:
% of revenue	35.2	29.5	5.7
% of gross profit	107.5	89.2	18.3
Operating margin	(2.5)	3.6	(6.1)
Revenue from services in the OCG segment for the first quarter of 2009 decreased in all three regions — Americas, Europe and Asia-Pacific. On a year-over-year basis, constant currency revenue decreased 1.2% in January, 5.3% in February and 3.3% in March. OCG revenue represented 4.7% of total Company revenue in the first quarter of 2009 and 3.7% in the first quarter of 2008.
The OCG gross profit rate decreased primarily due to a shift in revenue mix among the OCG business units. Revenue in the higher-margin recruitment processing outsourcing unit declined significantly, resulting in the negative impact on the overall OCG gross profit rate. Selling, general and administrative expenses increased 11.8% from the prior year, due to continuing costs related to investments to build out implementation and operations infrastructure from the second and third quarters of 2008, and continued investment in new initiatives, such Kelly@Home and Independent Contractors. Compared to the fourth quarter of 2008, selling, general and administrative expenses decreased 7.0%.
Financial Condition
Kelly has financed its operations through cash generated by operating activities and available from various credit facilities. As highlighted in the Consolidated Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.
Cash and Equivalents
Cash and equivalents totaled $115.4 million at the end of the first quarter of 2009, a decrease of $2.9 million from the $118.3 million at year-end 2008. As further described below, we generated $43.8 million of cash from operating activities, used $2.2 million of cash in investing activities and used $42.6 million in financing activities.

Operating Activities
In the first quarter of 2009, we generated $43.8 million in cash from operating activities, as compared to $24.4 million in the first quarter of 2008. This increase is due primarily to improved working capital driven by a lower trade accounts receivable balance as a result of declining sales.
Trade accounts receivable totaled $706.3 million at the end of the first quarter of 2009. Global days sales outstanding at the end of the first quarter of 2009 were 51 days, a decrease of one day from the first quarter of 2008.
Our working capital position was $407.8 million at the end of the first quarter of 2009 and $427.4 million at year-end 2008. The current ratio was 1.8 at the end of the first quarter of 2009 and 1.7 at year-end 2008.
Investing Activities
In the first quarter of 2009, we used $2.2 million for investing activities, compared to $15.1 million in the first quarter of 2008. Capital expenditures totaled $2.0 million for the first quarter of 2009 and $7.3 million for the first quarter of 2008.
Capital expenditures are primarily related to our branch openings, refurbishments and relocations. In the prior year, capital expenditures included costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project.
During the first quarter of 2009, an earnout payment of $0.2 million was made related to the 2008 acquisition of Toner Graham, a specialized accountancy and finance recruitment services company headquartered in the United Kingdom. During the first quarter of 2008, $7.5 million was paid related primarily to the 2007 acquisition of access AG, a specialized recruitment services company headquartered in Germany with operations in Austria.
Financing Activities
In the first quarter of 2009, we used $42.6 million in financing activities, compared to $18.5 million in the first quarter of 2008. Debt totaled $84.5 million at the end of the first quarter of 2009, compared to $115.2 million at year-end 2008. At the end of the first quarter of 2009, debt represented approximately 11.9% of total capital.
In the first quarter of 2009, we repaid short-term debt of $22.9 million.
During the first quarter of 2008, 0.4 million shares were repurchased for $8.0 million under the $50.0 million Class A share repurchase program authorized by the board of directors in August, 2007. A total of 2.1 million outstanding Class A shares were repurchased under the program at a total cost of $42.7 million. We do not intend to make further share repurchases under the plan.
No dividends were paid in the first quarter of 2009; dividends paid in the first quarter of 2008 totaled $4.7 million.
Included in other financing activities is the year-to-date change in bank overdrafts.
New Accounting Pronouncements
None.
Contractual Obligations and Commercial Commitments
Other than the loan amendments discussed in Note 5, there are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 11, 2009. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity
We expect to meet our ongoing short- and long-term cash requirements, including the funding of costs related to litigation settlements, principally through cash generated from operations, available cash and equivalents and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, securitization, additional bank facilities or other sources. We expect to fund costs incurred in connection with the restructuring of our U.K. operations through the future collection of U.K. trade receivables.
We have a committed $150 million, unsecured multi-currency credit facility used to fund working capital, acquisitions and for general corporate purposes. This credit facility expires in November, 2010. On April 24, 2009, the existing credit facility, along with a 5.5 billion yen-denominated facility and a 9 million euro and 5 million British pound facility, were amended to modify and temporarily ease certain of the financial covenants. The amendments also place restrictions on certain payments, including dividends and stock repurchases, until December 31, 2009 and modify the Company’s interest expense through arrangement fees, up-front fees, higher facility fees and increased spreads on drawn debt. See Note 5, Debt, in the Notes to Consolidated Financial Statements for a detailed description of the amendments to these loan agreements. As of March 29, 2009, the revised loan covenants were met.
If the Company were to continue to incur losses in 2009, it is possible that we would not meet the revised loan covenants. If this were to occur, we believe we would be able to obtain further modifications to our loan agreements; however, there can be no assurance this would happen. It is possible our borrowing capacity could be reduced or we may be required to give security to our lenders or to seek additional or alternative funding sources. Under this scenario, our borrowing costs would likely increase. We are not currently able to estimate the impact of these changes on our business.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, material changes in demand from large corporate customers, availability of temporary workers with appropriate skills required by customers, increases in wages paid to temporary workers, liabilities for client and employee actions, foreign currency fluctuations, changes in laws and regulations (including federal, state and international tax laws), continued availability of financing for funding working capital and acquisitions and for general corporate purposes, the Company’s ability to effectively implement and manage its information technology programs, and the ability of the Company to successfully expand into new markets and service lines. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K.

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
In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2009 first quarter earnings.
Marketable equity investments, representing our investment in Temp Holdings, are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings. See Note 2, Fair Value Measurements, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
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
Item 4. Controls and Procedures.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 8, Contingencies, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of current legal proceedings.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of Company’s Annual Report filed on Form 10-K for year ended December 28, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

December 29, 2008 through February 1, 2009	3,341	$13.20	—	$7.3

February 2, 2009 through March 1, 2009	9,452	10.66	—	$7.3

March 2, 2009 through March 29, 2009	382	8.06	—	$7.3

Total	13,175	$11.23	—

On August 8, 2007, the Company’s board of directors authorized the repurchase of up to $50.0 million of the Company’s outstanding Class A common shares. The Company has repurchased $42.7 million of shares in the open market, and has the ability to repurchase additional shares for up to $7.3 million. The repurchase program has a term of 24 months. The Company does not intend to make further share repurchases under the plan. We may require shares outside the program in connection with the surrender of shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 13,175 shares were reacquired in transactions outside the program during the quarter.
Item 6. Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 27 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 5, 2009

/s/ Patricia Little Patricia Little Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2009

/s/ Michael E. Debs

Michael E. Debs Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit
No.	Description

10.13
First Amendment to Loan Agreement, dated as of April 24, 2009. (Reference is made to Exhibit 10.13 to the Form 8-K dated April 24, 2009, filed with the Commission on April 28, 2009, which is incorporated herein by reference.)

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