Form 10-Q
period 2009-06-28
KELLY SERVICES INC
filed 2009-08-05
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 24, 2009, 31,479,908 shares of Class A and 3,459,785 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue from services	$1,028.9	$1,452.0	$2,071.5	$2,840.4

Cost of services	857.2	1,194.6	1,724.3	2,333.1

Gross profit	171.7	257.4	347.2	507.3

Selling, general and administrative expenses	193.6	242.4	399.7	479.4

Asset impairments	52.6	—	52.6	—

(Loss) earnings from operations	(74.5)	15.0	(105.1)	27.9

Other (expense) income, net	(1.0)	0.1	0.3	0.1

(Loss) earnings from continuing operations before taxes	(75.5)	15.1	(104.8)	28.0

Income taxes	(9.5)	4.7	(22.7)	9.6

(Loss) earnings from continuing operations	(66.0)	10.4	(82.1)	18.4

Earnings from discontinued operations, net of tax	—	0.1	0.6	0.3

Net (loss) earnings	$(66.0)	$10.5	$(81.5)	$18.7

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.89)	$0.30	$(2.36)	$0.52
Earnings from discontinued operations	$—	$—	$0.02	$0.01
Net (loss) earnings	$(1.89)	$0.30	$(2.34)	$0.53

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.89)	$0.30	$(2.36)	$0.52
Earnings from discontinued operations	$—	$—	$0.02	$0.01
Net (loss) earnings	$(1.89)	$0.30	$(2.34)	$0.53

Dividends per share	$—	$.135	$—	$.27

Average shares outstanding (millions):
Basic	34.8	34.7	34.8	34.8
Diluted	34.8	34.7	34.8	34.8
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 28, 2009	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$115.2	$118.3
Trade accounts receivable, less allowances of $15.4 and $17.0, respectively	681.0	815.8
Prepaid expenses and other current assets	57.2	62.0
Deferred taxes	29.7	31.9

Total current assets	883.1	1,028.0

PROPERTY AND EQUIPMENT:
Land and buildings	59.1	59.2
Computer hardware and software, equipment, furniture and leasehold improvements	302.5	302.6
Accumulated depreciation	(223.9)	(210.5)

Net property and equipment	137.7	151.3

NONCURRENT DEFERRED TAXES	40.2	40.0

GOODWILL, NET	67.3	117.8

OTHER ASSETS	125.3	120.2

TOTAL ASSETS	$1,253.6	$1,457.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$35.2
Accounts payable and accrued liabilities	205.2	244.1
Accrued payroll and related taxes	217.4	243.2
Accrued insurance	25.2	26.3
Income and other taxes	18.1	51.8
Current portion of long-term debt	77.6	—

Total current liabilities	543.5	600.6

NONCURRENT LIABILITIES:
Long-term debt	—	80.0
Accrued insurance	44.6	46.9
Accrued retirement benefits	66.4	61.6
Other long-term liabilities	14.9	15.3

Total noncurrent liabilities	125.9	203.8

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2009 and 2008	36.6	36.6
Class B common stock, shares issued 3.5 at 2009 and 2008	3.5	3.5
Treasury stock, at cost
Class A common stock, 5.2 shares at 2009 and 5.3 at 2008	(107.2)	(110.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	34.7	35.8
Earnings invested in the business	594.5	676.0
Accumulated other comprehensive income	22.7	12.2

Total stockholders’ equity	584.2	652.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,253.6	$1,457.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—

Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—

Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(109.9)	(112.8)	(110.6)	(105.7)
Exercise of stock options, restricted stock awards and other	2.7	2.0	3.4	2.9
Purchase of treasury stock	—	—	—	(8.0)

Balance at end of period	(107.2)	(110.8)	(107.2)	(110.8)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—	—	—

Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	36.3	34.5	35.8	34.5
Exercise of stock options, restricted stock awards and other	(1.6)	(1.2)	(1.1)	(1.2)

Balance at end of period	34.7	33.3	34.7	33.3

Earnings Invested in the Business
Balance at beginning of period	660.5	780.8	676.0	777.3
Net (loss) earnings	(66.0)	10.5	(81.5)	18.7
Dividends	—	(4.7)	—	(9.4)

Balance at end of period	594.5	786.6	594.5	786.6

Accumulated Other Comprehensive Income
Balance at beginning of period	2.2	51.6	12.2	42.6
Foreign currency translation adjustments, net of tax	11.7	—	6.5	7.8
Unrealized gains (losses) on investments, net of tax	8.8	(6.2)	4.0	(5.0)

Balance at end of period	22.7	45.4	22.7	45.4

Stockholders’ Equity at end of period	$584.2	$794.0	$584.2	$794.0

Comprehensive (Loss) Income
Net (loss) earnings	$(66.0)	$10.5	$(81.5)	$18.7
Foreign currency translation adjustments, net of tax	11.7	—	6.5	7.8
Unrealized gains (losses) on investments, net of tax	8.8	(6.2)	4.0	(5.0)

Comprehensive (Loss) Income	$(45.5)	$4.3	$(71.0)	$21.5

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	June 28, 2009	June 29, 2008

Cash flows from operating activities:
Net (loss) earnings	$(81.5)	$18.7
Noncash adjustments:
Impairment of assets	52.6	—
Depreciation and amortization	21.0	22.5
Provision for bad debts	1.3	2.0
Stock-based compensation	2.2	1.6
Other, net	(1.5)	1.8
Changes in operating assets and liabilities	75.8	(5.3)

Net cash from operating activities	69.9	41.3

Cash flows from investing activities:
Capital expenditures	(5.0)	(15.6)
Acquisition of companies, net of cash received	(7.5)	(10.6)
Other investing activities	(3.0)	(0.4)

Net cash from investing activities	(15.5)	(26.6)

Cash flows from financing activities:
Net change in revolving line of credit	(13.1)	(7.4)
Repayment of debt	(22.9)	—
Dividend payments	—	(9.5)
Purchase of treasury stock	—	(8.0)
Stock options and other stock sales	—	0.1
Other financing activities	(23.6)	(0.7)

Net cash from financing activities	(59.6)	(25.5)

Effect of exchange rates on cash and equivalents	2.1	3.4

Net change in cash and equivalents	(3.1)	(7.4)
Cash and equivalents at beginning of period	118.3	92.8

Cash and equivalents at end of period	$115.2	$85.4

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
We have evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q.
2. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The carrying value of cash and equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities. As of June 28, 2009, the carrying value of long-term debt, which was reclassified to short-term debt (see Note 6), approximates the fair value. The following tables present assets measured at fair value on a recurring basis as of June 28, 2009 and December 28, 2008 on the consolidated balance sheet by fair value hierarchy level, as described below.

	Fair Value Measurements on a Recurring Basis
	As of June 28, 2009
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$26.5	$26.5	$—	$—

Available-for-sale investment	25.3	25.3	—	—

Total assets at fair value	$51.8	$51.8	$—	$—

	Fair Value Measurements on a Recurring Basis
	As of December 28, 2008
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$28.6	$28.6	$—	$—

Available-for sale investment	22.5	22.5	—	—

Total assets at fair value	$51.1	$51.1	$—	$—

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
Money market funds as of June 28, 2009 represent investments in money market accounts, of which $25.5 million is included in cash and equivalents and $1.0 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds as of December 28, 2008 represent investments in money market accounts, of which $27.3 million is included in cash and equivalents and $1.3 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. During the fourth quarter of 2008, the Company recorded in the consolidated statement of earnings an other-than-temporary impairment of $18.7 million related to the investment in Temp Holdings. The unrealized gain of $8.8 million pretax and net of tax for the quarter ended June 28, 2009 and loss of $10.6 million ($6.2 million net of tax) for the quarter ended June 29, 2008 was recorded in other comprehensive income, a component of stockholders’ equity. The unrealized gain of $4.0 million pretax and net of tax for the 26 weeks ended June 28, 2009 and loss of $8.5 million ($5.0 million net of tax) for the 26 weeks ended June 29, 2008 was recorded in other comprehensive income.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis, such as when there is evidence of impairment. The following table presents assets carried on the consolidated balance sheet by fair value hierarchy level described above as of June 28, 2009, for which a nonrecurring change in fair value has been recorded during the second quarter of 2009.

	Fair Value Measurements on a Nonrecurring Basis				Total
	As of June 28, 2009				Gains
Description	Total	Level 1	Level 2	Level 3	(Losses)
	(In millions of dollars)
Goodwill	$67.3	$—	$—	$67.3	$(50.5)
Long-lived assets and intangible assets	153.3	—	—	153.3	(2.1)
Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. The Company’s reporting units are the same as its reportable segments.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Fair Value Measurements (continued)
The Company primarily used a discounted cash flow methodology to determine the estimated fair value of its reporting units. We also considered other valuation techniques, such as the market approach. We determined that the estimated fair value of our Americas Commercial, APAC Commercial and EMEA PT reporting units were less than their carrying value. As a result, we performed additional impairment testing to determine the implied fair value of goodwill for these reporting units. The implied fair value of the goodwill was less than the carrying value of the goodwill in each of those reporting units. As a result, we recorded a goodwill impairment loss of $50.5 million, of which $16.4 million is related to the Americas Commercial reporting unit, $12.1 million is related to the APAC Commercial reporting unit and $22.0 million is related to the EMEA PT reporting unit. (See Note 5.) This expense has been recorded in the asset impairments line on the consolidated statement of earnings. The estimated fair value of all other reporting units exceeded carrying value.
Our analysis uses significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Our projections assume revenue remains relatively flat in the near term, followed by a recovery and long-term modest growth. Assumptions and estimates about future cash flows and discount rates are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.
Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge of our remaining goodwill balance of $67.3 million. Such a charge would decrease operating income and result in lower asset values on our consolidated balance sheet. For example, a continued worsening of the economy or assumed growth rate reduced by half for the next two years could result in the estimated fair value of the OCG segment falling below its book value.
Additionally, we evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value, determined by estimated future discounted cash flows. The Company’s estimates as of June 28, 2009 resulted in a $2.1 million reduction in the carrying value of long-lived assets and intangible assets in Japan.
3. Acquisitions
During the first six months of 2009, the Company made payments as follows: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition of CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham. All of the above payments were accrued in the previous year.
During the first six months of 2008, $7.6 million was paid related primarily to the acquisition of access AG and a $2.0 earnout payment and $1.0 million acquisition payment were made related to the acquisition of CGR/seven LLC.

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
On March 13, 2009, the Company sold 31, or nearly half, of the commercial staffing branches scheduled for closure in the U.K. to Hexagon Staffing Solutions Limited, trading as Interaction Recruitment (“Interaction Recruitment”). As part of this transaction, we incurred $3.1 million in related expenses.
As of June 28, 2009, Kelly U.K. has closed 10 of the remaining 16 branches scheduled for closure. Total restructuring charges associated with these actions for the 13 and 26 weeks ended June 28, 2009 were $2.4 million and $7.8 million, respectively, including the $3.1 million related to the Interaction Recruitment transaction. These charges were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. Cash expenditures related to the restructuring program totaled $1.9 million and $4.7 million, respectively, for the 13 and 26 weeks ended June 28, 2009. We expect to incur approximately $1 to $2 million of additional facility and other exit costs in the second half of 2009. Total pre-tax charges related to the U.K. restructuring program, which include facility exit costs, the payment to Interaction Recruitment and employee termination costs, are expected to total approximately $10 to $11 million.
Following is a summary of the Company’s balance sheet accrual related to the facility exit costs:

(In millions
of dollars)

Balance at beginning of year	$1.5

Additions charged to operations	5.4
Reductions for cash payments	(2.8)

Balance at March 29, 2009	4.1

Additions charged to operations	2.4
Reductions for cash payments	(1.9)
Translation adjustment	0.7

Balance at June 28, 2009	$5.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
5. Goodwill
The changes in the net carrying amount of goodwill for the 26 weeks ended June 28, 2009 were as follows:

		Impairment
	Beginning	Adjustments	Ending
	Balance	(Note 2)	Balance
	(In millions of dollars)
Americas
Americas Commercial	$16.4	$(16.4)	$—
Americas PT	39.2	—	39.2

Total Americas	55.6	(16.4)	39.2

EMEA
EMEA Commercial	—	—	—
EMEA PT	22.0	(22.0)	—

Total EMEA	22.0	(22.0)	—

APAC
APAC Commercial	12.1	(12.1)	—
APAC PT	1.8	—	1.8

Total APAC	13.9	(12.1)	1.8

OCG	26.3	—	26.3

Consolidated Total	$117.8	$(50.5)	$67.3

6. Debt
As of June 28, 2009, the Company had the following credit facilities, all of which were unsecured:

		Balance at
Type of Facility	Lender	June 28, 2009
		(In millions of dollars)
Short-Term Borrowings:
$150 million committed revolving credit facility	Various	$—
$10 million committed revolving credit facility	Bayerische Hypo-Und Vereinsbank AG	—

		$—

Current Portion of Long-Term Debt:
JPY 5.5 billion amortizing term loan facility	Bank of Tokyo-Mitsubishi UFJ, Ltd.	$56.9
EUR 9.0 million and GBP 5.0 million term loan facility	Various	20.7

		$77.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
6. Debt (continued)
All of the facilities listed above, except for $10 million committed revolving credit facility, contain certain financial covenants that are detailed below:
•	The Company must maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $5 million for the last twelve months ending June 28, 2009 and $2 million for the third quarter of 2009.
•	The Company must maintain a ratio of EBITDA to interest expense (“Interest Coverage Ratio”) per the following requirements: as of fourth quarter 2009, 3.5 to 1.0; as of the first and second quarters of 2010, 4.0 to 1.0; and thereafter, 5.0 to 1.0.
•	The ratio of total indebtedness to the sum of net worth and total indebtedness (“Leverage Ratio”) must be at least 0.5 to 1.0 as of the last day of each fiscal quarter.
The $10 million committed revolving credit facility contains a requirement for the Leverage Ratio to be at least 0.5 to 1.0 and for the Interest Coverage Ratio to be 5.0 to 1.0 or greater as of the last day of each fiscal quarter.
As of June 28, 2009, we did not meet the requirement for cumulative EBITDA of $5 million for the last twelve months. Also, we did not meet the requirement for the Interest Coverage Ratio on the $10 million facility listed above. The Company’s lenders have approved temporary waivers of these requirements. The waivers are effective until September 16, 2009. The waiver on the $150 million facility places a cap of $75 million on new borrowing under the revolver. We expect that we will not meet the covenant requirements for the third quarter of 2009. Accordingly, we classified all of the long-term debt to short-term debt on the consolidated balance sheet as of June 28, 2009.
Prior to September 16, 2009, the Company will be in negotiations with its lenders to amend or replace its existing credit facilities.
7. Earnings Per Share
In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method. This guidance was effective beginning with the first quarter of 2009, and all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this guidance. The impact of adopting the provisions of this guidance was to lower basic and diluted earnings per share on income from continuing operations and net earnings for the 26 weeks ended June 29, 2008 by $0.01.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. Earnings Per Share (continued)
The reconciliation of basic earnings per share on common stock for the 13 and 26 weeks ended June 29, 2008 was as follows:

	13 Weeks	26 Weeks
	Ended 2008	Ended 2008
	(In millions of dollars
	except per share data)

Net earnings from continuing operations	$10.4	$18.4
Less: Earnings allocated to participating securities	(0.1)	(0.2)

Net earnings from continuing operations available to common shareholders	$10.3	$18.2

Net earnings from discontinued operations	$0.1	$0.3
Less: Earnings allocated to participating securities	—	—

Net earnings from discontinued operations available to common shareholders	$0.1	$0.3

Net earnings	$10.5	$18.7
Less: Earnings allocated to participating securities	(0.1)	(0.2)

Net earnings available to common shareholders	$10.4	$18.5

Basic earnings per share on common stock:
Earnings on continuing operations	$0.30	$0.52
Earnings on discontinued operations	$—	$0.01
Net earnings	$0.30	$0.53

Average common shares outstanding (millions)	34.7	34.8
Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for both 13-week and 26-week periods ended June 28, 2009 and June 29, 2008. Stock options representing 0.9 million and 1.0 million shares, respectively, for the 13 weeks ended June 28, 2009 and June 29, 2008 and 0.9 million and 1.1 million shares, respectively, for the 26 weeks ended June 28, 2009 and June 29, 2008 were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect.
In connection with the $50.0 million Class A share repurchase program authorized by the board of directors in August, 2007, the Company repurchased 0.4 million shares for $8.0 million during the first quarter of 2008. No shares were repurchased during the first six months of 2009 or second quarter of 2008. A total of $7.3 million remains available under the share repurchase program. The Company does not intend to make further share repurchases under the share repurchase program, which expires in August, 2009.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Other (Expense) Income, Net
Included in Other (expense) income, net are the following:

	13 Weeks Ended		26 Weeks Ended
	2009	2008	2009	2008
	(In millions of dollars)		(In millions of dollars)
Interest income	$0.4	$0.8	$0.9	$1.9
Interest expense	(0.8)	(1.0)	(1.4)	(2.0)
Dividend income	0.3	0.3	0.3	0.3
Foreign exchange (losses) gains	(1.0)	—	0.3	—
Other	0.1	—	0.2	(0.1)

Other (expense) income, net	$(1.0)	$0.1	$0.3	$0.1

9. Contingencies
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
The Company is also subject to various legal proceedings and claims which arise in the ordinary course of its business, typically employment discrimination and wage and hour matters. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable. It is reasonably possible that some matters could be decided unfavorably to the Company. The Company’s exposure is most significant in matters involving alleged violations of state wage and hour laws. Certain legal proceedings seek class action status; these matters individually and in the aggregate seek compensatory, statutory and/or punitive damages.
During the third quarter of 2008, several of these matters reached a stage in the litigation process that caused the Company to reassess its litigation risk and establish additional reserves which, in the aggregate, resulted in a charge of $23.5 million. The Company continues to vigorously defend against these claims and has reached negotiated settlements in the two most significant of these cases. These settlements must receive final court approval and, if approved, we expect settlement payments will occur during the third or fourth quarter of 2009. Disclosure of the most likely outcomes of individual cases and significant assumptions made in estimating related reserves are likely to have adverse consequences to the Company including, by way of example, the possibility that the disclosures themselves constitute admissible evidence in a trial and the potential to set a floor in settlement negotiations. The Company did not make significant changes to its litigation reserves during the second quarter of 2009 and believes the reserves are adequate.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10. Segment Disclosures
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
The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing, contingent workforce outsourcing, business process outsourcing, executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments. Included in corporate expenses in the 13 and 26 weeks ended June 28, 2009 is $52.6 million related to asset impairment charges (See Notes 2 and 5).
The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 and 26 weeks ended June 28, 2009 and June 29, 2008. Effective with the first quarter of 2009, segment data has been revised to include the effect of intersegment revenues. Prior periods have been reclassified to conform with the current presentation. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10. Segment Disclosures (continued)

	13 Weeks Ended		26 Weeks Ended
	2009	2008	2009	2008
	(In millions of dollars)		(In millions of dollars)
Revenue from Services:
Americas Commercial	$473.0	$656.8	$955.4	$1,299.5
Americas PT	194.8	245.5	392.2	484.1

Total Americas Commercial and PT	667.8	902.3	1,347.6	1,783.6

EMEA Commercial	211.7	351.7	428.3	673.6
EMEA PT	33.1	46.3	65.9	90.1

Total EMEA Commercial and PT	244.8	398.0	494.2	763.7

APAC Commercial	66.3	90.9	130.7	177.6
APAC PT	5.5	9.4	11.7	17.9

Total APAC Commercial and PT	71.8	100.3	142.4	195.5

OCG	50.1	57.2	98.8	109.0

Less: Intersegment revenue	(5.6)	(5.8)	(11.5)	(11.4)

Consolidated Total	$1,028.9	$1,452.0	$2,071.5	$2,840.4

(Loss) Earnings from Operations:
Americas Commercial	$2.0	$19.7	$2.5	$41.9
Americas PT	6.6	14.4	11.9	28.5

Total Americas Commercial and PT	8.6	34.1	14.4	70.4

EMEA Commercial	(5.3)	1.3	(17.4)	(0.3)
EMEA PT	(1.3)	1.4	(1.9)	2.4

Total EMEA Commercial and PT	(6.6)	2.7	(19.3)	2.1

APAC Commercial	(1.2)	0.5	(2.5)	0.5
APAC PT	(0.4)	(0.1)	(0.7)	(0.3)

Total APAC Commercial and PT	(1.6)	0.4	(3.2)	0.2

OCG	(3.2)	0.6	(4.4)	2.5

Corporate Expense	(71.7)	(22.8)	(92.6)	(47.3)

Consolidated Total	$(74.5)	$15.0	$(105.1)	$27.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11. New Accounting Pronouncements
In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events.” This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim or annual periods ending after June 15, 2009. Adopting this standard, which was effective for the quarter ended June 28, 2009, had no significant effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how we reference various elements of GAAP when preparing our financial statement disclosures, but will have no impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We adopted this staff position upon its issuance, and it had no material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The deterioration of the global labor markets and widespread economic slowdown experienced during 2008 and the first quarter of 2009 persisted into the second quarter of 2009. In the U.S., 3.4 million jobs were lost during the first six months of 2009. The staffing industry remained one of the hardest hit sectors with job growth for temporary employees still in decline. Temporary employment now represents only 1.32% of the total U.S. workforce — the lowest level in 16 years. As the effects of the global recession intensified outside the U.S., demand for temporary staffing quickly declined across virtually all geographies, negatively impacting Kelly’s quarterly financial performance.
For the second quarter of 2009, Kelly reported a net loss from continuing operations of $1.89 per diluted share, compared to net earnings of $0.30 per diluted share in the second quarter of 2008. Included in the 2009 results are impairment charges of $1.41 per diluted share.
In spite of these challenges, we’ve made significant progress in reducing operating costs, while pursuing our strategic plan aimed at building long-term value for our stakeholders. As a result, during the second quarter we:
•	Posted positive earnings in our Americas Commercial and PT segments,
•	Effectively controlled expenses; year-over-year selling, general and administrative expenses are down almost $50 million for the second quarter and $80 million year to date,
•	Continued to maintain a strong balance sheet and cash position.
We remain committed to protecting our ability to service our customers. Maintaining geographic diversity, coupled with a broad array of staffing, consulting, placement and other talent-management services, will allow us to provide our customers with the tools and talent they need to compete in the current marketplace and support our long-term growth.
Results of Operations
Second Quarter
Revenue from services in the second quarter of 2009 totaled $1.0 billion, a decrease of 29.1% from the same period in 2008. This was the result of a decrease in hours worked of 24.8% combined with a decrease in average hourly bill rates of 7.2% (a decrease of 0.5% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $20.6 million, or 2.0% of total revenue, for the second quarter of 2009, a decrease of 51.5% as compared to $42.3 million in the second quarter of 2008. Revenue for the quarter decreased in all seven business segments, reflecting the global economic slowdown.

Compared to the second quarter of 2008, the U.S. dollar was stronger against many foreign currencies, including the euro, British pound, Australian dollar and Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was lower than would have otherwise been reported. On a constant currency basis, second quarter revenue decreased 24.4% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2009 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2008. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on second quarter revenue:

	Second Quarter Revenue
	2009	2008	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$483.5	$656.8	(26.4)%
Americas PT	195.3	245.5	(20.5)

Total Americas Commercial and PT — Constant Currency	678.8	902.3	(24.8)

EMEA Commercial	251.9	351.7	(28.4)
EMEA PT	39.1	46.3	(15.6)

Total EMEA Commercial and PT — Constant Currency	291.0	398.0	(26.9)

APAC Commercial	76.0	90.9	(16.4)
APAC PT	6.2	9.4	(33.9)

Total APAC Commercial and PT — Constant Currency	82.2	100.3	(18.0)

OCG — Constant Currency	51.3	57.2	(10.3)

Less: Intersegment revenue	(5.6)	(5.8)	(2.8)

Total Revenue from Services — Constant Currency	1,097.7	1,452.0	(24.4)
Foreign Currency Impact	(68.8)

Revenue from Services	$1,028.9	$1,452.0	(29.1)%

Gross profit of $171.7 million was 33.3% lower than the gross profit of $257.4 million for the same period of the prior year. The gross profit rate for the second quarter of 2009 was 16.7%, versus 17.7% for the second quarter of 2008. Compared to the prior year, the gross profit rate decreased in all business segments, with the exception of APAC PT. The decrease in the gross profit rate is primarily due to decreases in fee-based income.
Selling, general and administrative expenses totaled $193.6 million, a year-over-year decrease of $48.8 million, or 20.2% (14.7% on a constant currency basis). Selling, general and administrative expenses expressed as a percentage of gross profit were 112.7% in the second quarter of 2009, an 18.5 percentage point increase compared to the 94.2% rate in the second quarter of 2008. Details of the decrease of selling, general and administrative expenses in the second quarter are approximately as follows (in millions of dollars):

Structural changes	$28
Compensation changes	9
Other discretionary savings	6
Foreign currency effect	13
Severance / lease terminations	(2)
Acquisitions / investments	(3)
U.K. restructuring	(2)

Total expense decrease	$49

Structural changes represent actions we have taken around the world during the last 12 months to reduce expenses, including a reduction of more than 1,300 full-time employees and the closing, sale or consolidation of approximately 100 branches. Compensation and other discretionary savings represent the impact of expense-reduction initiatives implemented during the first quarter, including suspension of headquarters and field-based incentive compensation and retirement matching contribution, along with a reduction in discretionary spending on travel and general expenses. These savings were partially offset by severance and lease termination costs, expenses related to restructuring actions in the U.K. (see Restructuring Note 4) and incremental costs related to prior year’s acquisitions and investments.

On January 21, 2009, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom (“Kelly U.K.”) operations. The plan was the result of management’s strategic review of Kelly U.K. operations which identified under-performing branch locations and the opportunity for additional operational cost savings.
During the second quarter of 2009, Kelly U.K. incurred $2.4 million of restructuring charges associated with these actions, which were reported as a component of SG&A expenses in the EMEA Commercial segment. We expect to incur approximately $1 to $2 million of additional facility and other exit costs in the second half of 2009, bringing total pre-tax charges related to the U.K. restructuring program to approximately $10 to $11 million. We expect that the U.K. restructuring plan will result in improved operating results by lowering selling, general and administrative expenses through reduced facilities and related expenses.
During the second quarter of 2009, asset impairment charges of $52.6 million were also recorded. Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. This resulted in the recognition of a goodwill impairment loss of $50.5 million in total, of which $16.4 million related to the Americas Commercial segment, $12.1 million related to the APAC Commercial segment and $22.0 million related to the EMEA PT segment.
Additionally, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value, determined by estimated future discounted cash flows. The Company’s estimates as of June 28, 2009 resulted in a $2.1 million reduction in the carrying value of long-lived assets and intangible assets in Japan.
As a result of the above, we reported a loss from operations in the second quarter of 2009 totaling $74.5 million, compared to earnings from operations of $15.0 million reported for the second quarter of 2008.
Income tax benefit on continuing operations for the second quarter of 2009 was $9.5 million, compared to expense of $4.7 million for the second quarter of 2008. Our tax benefit for the second quarter of 2009 is reduced by the non-deductibility of asset impairment and restructuring charges. In the second quarter of 2008, we determined it was more likely than not that we would realize the deferred tax assets of our Italian subsidiaries. As a result, we reversed the valuation allowance recorded against those deferred tax assets, resulting in a benefit of $1.4 million.
Loss from continuing operations was $66.0 million in the second quarter of 2009, compared to earnings of $10.4 million in the second quarter of 2008. Included in loss from continuing operations in 2009 were asset impairment charges, net of tax, of $49.2 million and $2.4 million, net of tax, related to the U.K. restructuring actions.
Discontinued operations, which include the operating results of Kelly Home Care and Kelly Staff Leasing, business units which were sold in previous years, totaled $0.1 million in the second quarter of 2008. These amounts represent adjustments to assets and liabilities retained as part of the sale agreements. No adjustments to discontinued operations were recorded in the second quarter of 2009.
Second quarter net loss for 2009 totaled $66.0 million, compared to net earnings of $10.5 million last year. Diluted loss from continuing operations per share for the second quarter of 2009 was $1.89, as compared to diluted earnings from continuing operations per share of $0.30 for the second quarter of 2008. Included in second quarter 2009 diluted loss per share from continuing operations was the $1.41 per share cost of the asset impairments and $0.07 per share cost of the U.K. restructuring.
Effective with the first quarter of 2009, we adopted the provisions of Financial Accounting Standards Board guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per shares using the two-class method under generally accepted accounting principles. Accordingly, all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this guidance. Adopting these provisions had no effect on previously reported basic or diluted earnings per share for the quarter ended June 29, 2008.

Americas Commercial

	Second Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$473.0	$656.8	(28.0)%		(26.4)%
Fee-based income	1.6	4.4	(65.1)		(63.7)
Gross profit	70.6	102.5	(31.1)		(29.8)
SG&A expenses	68.6	82.8	(17.2)		(15.6)
Earnings from Operations	2.0	19.7	(89.8)

Gross profit rate	14.9%	15.6%	(0.7	) pts.
Expense rates:
% of revenue	14.5	12.6	1.9
% of gross profit	97.1	80.8	16.3
Operating margin	0.4	3.0	(2.6)
The change in Americas Commercial revenue from services reflected a decrease in hours worked of 26.7%, combined with a decrease in average hourly bill rates of 1.4% (an increase of 0.8% on a constant currency basis). On a year-over-year basis, revenue decreased 28.7% in April, 25.9% in May and 29.1% in June. Americas Commercial represented 46.0% of total Company revenue in the second quarter of 2009 and 45.2% in the second quarter of 2008.
The decrease in the gross profit rate was primarily due to a decrease in fee-based income, along with a decline in temporary margins due to pricing pressure from customers seeking cost savings opportunities. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.
As noted above, the decrease in selling, general and administrative expenses from the prior year reflected the impact of structural changes of approximately $7 million and compensation and other discretionary savings of approximately $4 million for Americas Commercial. Selling, general and administrative expenses were higher as a percentage of revenue and gross profit due to lost sales leverage.
Americas PT

	Second Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$194.8	$245.5	(20.7)%		(20.5)%
Fee-based income	2.3	5.4	(57.7)		(57.6)
Gross profit	32.2	42.8	(24.7)		(24.5)
SG&A expenses	25.6	28.4	(10.1)		(9.7)
Earnings from Operations	6.6	14.4	(53.6)

Gross profit rate	16.5%	17.4%	(0.9	) pts.
Expense rates:
% of revenue	13.1	11.6	1.5
% of gross profit	79.2	66.3	12.9
Operating margin	3.4	5.9	(2.5)

The change in Americas PT revenue from services reflected a decrease in hours worked of 20.2%, partially offset by an increase in average billing rates of 0.5%. The minimal increase in the average billing rate was due to a shift in business unit mix. On a year-over-year basis, revenue decreased 22.5% in April, 20.3% in May and 18.7% in June. Americas PT revenue represented 18.9% of total Company revenue in the second quarter of 2009 and 16.9% in the second quarter of 2008.
The Americas PT gross profit rate decreased due to decreases in fee-based income, as well as a change in business mix to lower-margin business units.
Selling, general and administrative expenses decreased from the prior year, but were higher as a percent of revenue and gross profit due to lost sales leverage. The decrease in expenses was primarily due to lower incentive compensation, combined with reduced recruiting and retention, travel and other costs as a result of lower volume and cost-savings initiatives.
EMEA Commercial

	Second Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$211.7	$351.7	(39.8)%		(28.4)%
Fee-based income	3.9	11.1	(65.2)		(58.0)
Gross profit	34.4	61.1	(43.8)		(33.4)
SG&A expenses	39.7	59.8	(33.6)		(21.5)
Earnings from Operations	(5.3)	1.3	NM

Gross profit rate	16.2%	17.4%	(1.2	) pts.
Expense rates:
% of revenue	18.8	17.0	1.8
% of gross profit	115.6	97.8	17.8
Operating margin	(2.5)	0.4	(2.9)
The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from a 33.3% decrease in hours worked and a decrease in fee-based income, combined with a decrease in the translated U.S. dollar average hourly bill rates of 14.2% (an increase of 2.3% on a constant currency basis). EMEA Commercial revenue represented 20.6% of total Company revenue in the second quarter of 2009 and 24.2% in the second quarter of 2008.
On a year-over-year basis, constant currency revenue decreased 29.8% in April, 27.9% in May and 27.1% in June. The U.K. restructuring accounted for approximately 5 percentage points of the decline in constant currency revenue for the second quarter of 2009, partially offset by the effect of the Portugal acquisition in the third quarter of 2008, which contributed approximately 4 percentage points to the change in constant currency revenue.
The decrease in the gross profit rate was due primarily to decreases in fee-based income. As noted above, the decrease in selling, general and administrative expenses from the prior year reflected the impact of structural changes of approximately $17 million and compensation and other discretionary savings of approximately $2 million for EMEA Commercial. Included in 2009 second quarter selling, general and administrative expenses was the effect of $2.4 million in U.K. restructuring costs, which contributed 4 percentage points to the year-over-year change in expenses.

EMEA PT

	Second Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$33.1	$46.3	(28.6)%		(15.6)%
Fee-based income	3.8	7.7	(50.8)		(40.5)
Gross profit	8.8	14.1	(37.5)		(25.8)
SG&A expenses	10.1	12.7	(20.3)		(5.0)
Earnings from Operations	(1.3)	1.4	(196.6)

Gross profit rate	26.6%	30.4%	(3.8	) pts.
Expense rates:
% of revenue	30.6	27.4	3.2
% of gross profit	115.1	90.3	24.8
Operating margin	(4.0)	3.0	(7.0)
The change in translated U.S. dollar revenue from services in EMEA PT resulted from the decrease in fee-based income, a 9.7% decrease in the translated U.S. dollar average hourly bill rates (an increase of 6.4% on a constant currency basis), combined with a decrease in hours worked of 16.8%. EMEA PT revenue represented 3.2% of total Company revenue in the second quarter of 2009 and 2008.
On a year-over-year basis, constant currency revenue decreased 18.6% in April, 11.5% in May and 15.9% in June. The Toner Graham acquisition contributed approximately 2 percentage points to EMEA PT constant currency revenue growth.
The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income. On a constant currency basis, selling, general and administrative expenses decreased compared to last year, but higher as a percentage of revenue and gross profit due to lost sales leverage.
APAC Commercial

	Second Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$66.3	$90.9	(27.1)%		(16.4)%
Fee-based income	2.3	5.2	(55.5)		(50.5)
Gross profit	9.7	15.7	(38.6)		(29.8)
SG&A expenses	10.9	15.2	(28.7)		(18.9)
Earnings from Operations	(1.2)	0.5	(331.9)

Gross profit rate	14.6%	17.3%	(2.7	) pts.
Expense rates:
% of revenue	16.4	16.8	(0.4)
% of gross profit	112.3	96.7	15.6
Operating margin	(1.8)	0.6	(2.4)
The change in translated U.S. dollar revenue from services in APAC Commercial resulted from a decrease in the translated U.S. dollar average hourly bill rates of 18.0% (5.8% on a constant currency basis), combined with the decrease in fee-based income and a decrease in hours worked of 10.1%. The decrease in the average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia.

APAC Commercial revenue represented 6.4% of total Company revenue in the second quarter of 2009 and 6.3% in the second quarter of 2008. On a year-over-year basis, constant currency revenue decreased 18.7% in April, 16.6% in May and 13.6% in June.
The decrease in the APAC Commercial gross profit rate was primarily due to decreases in fee-based income. On a constant currency basis, selling, general and administrative expenses decreased compared to the prior year, but were higher as a percentage of gross profit due to lost sales leverage.
APAC PT

	Second Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$5.5	$9.4	(41.4)%		(33.9)%
Fee-based income	0.8	1.4	(39.9)		(31.3)
Gross profit	1.7	2.9	(39.2)		(31.4)
SG&A expenses	2.1	3.0	(29.2)		(18.5)
Earnings from Operations	(0.4)	(0.1)	(160.3)

Gross profit rate	31.5%	30.3%	1.2	pts.
Expense rates:
% of revenue	38.6	31.9	6.7
% of gross profit	122.6	105.3	17.3
Operating margin	(7.1)	(1.6)	(5.5)
The change in translated U.S. dollar revenue from services in APAC PT resulted from a decrease in the translated U.S. dollar average hourly bill rates of 22.9% (13.2% on a constant currency basis), combined with a decrease in hours worked of 24.3% and the decrease in fee-based income. The decrease in the average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India.
APAC PT revenue represented 0.5% of total Company revenue in the second quarter of 2009 and 0.7% in the second quarter of 2008. On a year-over-year basis, constant currency revenue decreased 34.0% in April, 35.6% in May and 31.9% in June.
The change in the APAC PT gross profit rate was due to shifts in both customer and business mix. On a constant currency basis, selling, general and administrative expenses decreased compared to the prior year, but were higher as a percentage of revenue and gross profit due to lost sales leverage.

OCG

	Second Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$50.1	$57.2	(12.3)%		(10.3)%
Fee-based income	6.0	7.1	(16.3)		(10.8)
Gross profit	14.6	18.5	(21.3)		(18.0)
SG&A expenses	17.8	17.9	(1.0)		3.7
Earnings from Operations	(3.2)	0.6	NM

Gross profit rate	29.0%	32.3%	(3.3	) pts.
Expense rates:
% of revenue	35.5	31.4	4.1
% of gross profit	122.1	97.1	25.0
Operating margin	(6.4)	0.9	(7.3)
Revenue from services in the OCG segment for the second quarter of 2009 decreased in all three regions — Americas, Europe and Asia-Pacific. On a year-over-year basis, constant currency revenue decreased 11.7% in April, 12.1% in May and 7.1% in June. OCG revenue represented 4.9% of total Company revenue in the second quarter of 2009 and 3.9% in the second quarter of 2008.
The OCG gross profit rate decreased primarily due to a shift in revenue mix among the OCG business units. Revenue in the higher-margin recruitment processing outsourcing and contingent workforce outsourcing units declined significantly, resulting in the negative impact on the overall OCG gross profit rate.
Results of Operations
June Year to Date
Revenue from services for the first six months of 2009 totaled $2.1 billion, a decrease of 27.1% from the same period in 2008. This was the result of a decrease in hours worked of 22.8% combined with a decrease in average hourly bill rates of 7.1% (an increase of 0.3% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $44.1 million, or 2.1% of total revenue, for the first six months of 2009, a decrease of 45.8% as compared to $81.2 million for the first six months of 2008. Revenue for the first six months of 2009 decreased in all seven business segments, reflecting the global economic slowdown.

Compared to the first six months of 2008, the U.S. dollar was stronger against many foreign currencies, including the euro, British pound, Australian dollar and Swiss franc. As a result, our consolidated U.S. dollar translated revenue was lower than would have otherwise been reported. On a constant currency basis, revenue for the first six months of 2009 decreased 21.7% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue for the first six months of 2009:

	June Year to Date Revenue
	2009	2008	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$979.6	$1,299.5	(24.6)%
Americas PT	393.3	484.1	(18.8)

Total Americas Commercial and PT — Constant Currency	1,372.9	1,783.6	(23.0)

EMEA Commercial	516.3	673.6	(23.4)
EMEA PT	78.6	90.1	(12.7)

Total EMEA Commercial and PT — Constant Currency	594.9	763.7	(22.1)

APAC Commercial	152.6	177.6	(14.1)
APAC PT	13.3	17.9	(25.7)

Total APAC Commercial and PT — Constant Currency	165.9	195.5	(15.1)

OCG — Constant Currency	101.4	109.0	(6.9)

Less: Intersegment revenue	(11.5)	(11.4)	1.8

Total Revenue from Services — Constant Currency	2,223.6	2,840.4	(21.7)
Foreign Currency Impact	(152.1)

Revenue from Services	$2,071.5	$2,840.4	(27.1)%

Gross profit of $347.2 million was 31.6% lower than the gross profit of $507.3 million for the same period of the prior year. The gross profit rate for the first six months of 2009 was 16.8%, versus 17.9% for the first six months of 2008. Compared to the prior year, the gross profit rate decreased in all business segments, with the exception of APAC PT. The decrease in the gross profit rate is primarily due to decreases in fee-based income, lower margins as a result of customer mix and a lower level of favorable workers’ compensation adjustments in the Americas.
We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $2.3 million for the first six months of 2009. This compares to an adjustment reducing prior year workers’ compensation claims by $5.7 million for the first six months of 2008.
Selling, general and administrative expenses totaled $399.7 million, a year-over-year decrease of $79.7 million, or 16.6% (10.0% on a constant currency basis). Selling, general and administrative expenses expressed as a percentage of gross profit were 115.1% in the first six months of 2009, a 20.6 percentage point increase compared to the 94.5% rate in the first six months of 2008. Details of the decrease of selling, general and administrative expenses in the first six months of 2009 are approximately as follows (in millions of dollars):

Structural changes	$44
Compensation changes	18
Other discretionary savings	12
Foreign currency effect	28
Severance / lease terminations	(3)
Acquisitions / investments	(11)
U.K. restructuring	(8)

Total expense decrease	$80

As noted above, structural changes represent actions we have taken around the world during the last 12 months to reduce expenses, including a reduction of more than 1,300 full-time employees and the closing, sale or consolidation of approximately 100 branches. Compensation and other discretionary savings represent the impact of expense-reduction initiatives implemented during the first quarter, including suspension of headquarters and field-based incentive compensation and retirement matching contribution, along with a reduction in discretionary spending on travel and general expenses. These savings were partially offset by severance and lease termination costs, expenses related to restructuring actions in the U.K. (see Restructuring Note 4) and incremental costs related to prior year’s acquisitions and investments.
During the first six months of 2009, our U.K. operations disposed or closed 41 branches and incurred $7.8 million of restructuring charges associated with these actions, which were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. We expect to incur approximately $1 to $2 million of additional facility and other exit costs in the second half of 2009, bringing total pre-tax charges related to the U.K. restructuring program to approximately $10 to $11 million. We expect that the U.K. restructuring plan will result in improved operating results by lowering selling, general and administrative expenses through reduced facilities and related expenses.
During the first six months of 2009, asset impairment charges of $52.6 million were also recorded. Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. This resulted in the recognition of a goodwill impairment loss of $50.5 million in total, of which $16.4 million related to the Americas Commercial segment, $12.1 million related to the APAC Commercial segment and $22.0 million related to the EMEA PT segment.
Additionally, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value, determined by estimated future discounted cash flows. The Company’s estimates as of June 28, 2009 resulted in a $2.1 million reduction in the carrying value of long-lived assets and intangible assets in Japan.
As a result of the above, we reported a loss from operations for the first six months of 2009 totaling $105.1 million, compared to earnings from operations of $27.9 million reported for the first six months of 2008.
Income tax benefit on continuing operations for the first six months of 2009 was $22.7 million, compared to expense of $9.6 million for the first six months of 2008. Our tax benefit for the first six months of 2009 is reduced by the non-deductibility of asset impairment and restructuring charges. Our tax expense in the first six months of 2008 benefitted from the recognition of foreign tax credits related to the Company’s Russian subsidiary and the reversal of the valuation allowance recorded against deferred tax assets of the Company’s Italian subsidiaries.
Loss from continuing operations was $82.1 million in the first six months of 2009, compared to earnings of $18.4 million in the first six months of 2008. Included in loss from continuing operations in 2009 were $49.2 million, net of tax, of asset impairment charges and $7.8 million, net of tax, related to the U.K. restructuring actions.
Discontinued operations totaled $0.6 million for the first six months of 2009 and $0.3 million for the first six months of 2008. These amounts represent adjustments to assets and liabilities retained as part of the sale agreements.
Net loss for the first six months of 2009 totaled $81.5 million, compared to net earnings of $18.7 million last year. Diluted loss from continuing operations per share for the first six months of 2009 was $2.36, as compared to diluted earnings from continuing operations per share of $0.52 for the first six months of 2008. Included in diluted loss from continuing operations per share for the first six months of 2009 was the $1.41 per share cost of the asset impairments and $0.22 per share cost of the U.K. restructuring.
The impact of including share-based payment awards in the calculation of earnings per share using the two-class method under generally accepted accounting principles effective with the first quarter of 2009 was to lower previously reported basic and diluted earnings per share from continuing operations and net earnings for the six months ended June 29, 2008 by $0.01.

Americas Commercial

	June Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$955.4	$1,299.5	(26.5)%		(24.6)%
Fee-based income	3.4	8.6	(61.2)		(58.4)
Gross profit	143.7	207.4	(30.7)		(29.1)
SG&A expenses	141.2	165.5	(14.7)		(12.7)
Earnings from Operations	2.5	41.9	(94.0)

Gross profit rate	15.0%	16.0%	(1.0	) pts.
Expense rates:
% of revenue	14.8	12.7	2.1
% of gross profit	98.3	79.8	18.5
Operating margin	0.3	3.2	(2.9)
The change in Americas Commercial revenue from services reflected a decrease in hours worked of 25.5%, combined with a decrease in average hourly bill rates of 1.0% (an increase of 1.5% on a constant currency basis). Americas Commercial represented 46.1% of total Company revenue for the first six months of 2009 and 45.8% for the first six months of 2008.
The decrease in the gross profit rate was due to a decrease in fee-based income, change in customer mix, as well as lower favorable workers’ compensation adjustments from prior years. As noted above, we revised our estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the first six months of 2009. Of the total $2.3 million adjustment booked in the first six months of 2009, $1.9 million is reflected in the results of Americas Commercial. This compares to an adjustment of $5.0 million in the first six months of 2008.
As noted above, the decrease in selling, general and administrative expenses from the prior year reflected the impact of structural changes of approximately $11 million and compensation and other discretionary savings of approximately $8 million for Americas Commercial. Selling, general and administrative expenses were higher as a percent of revenue and gross profit due to lost sales leverage.
Americas PT

	June Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$392.2	$484.1	(19.0)%		(18.8)%
Fee-based income	5.1	10.7	(52.8)		(52.7)
Gross profit	63.7	85.1	(25.2)		(24.9)
SG&A expenses	51.8	56.6	(8.6)		(8.2)
Earnings from Operations	11.9	28.5	(58.1)

Gross profit rate	16.2%	17.6%	(1.4	) pts.
Expense rates:
% of revenue	13.2	11.7	1.5
% of gross profit	81.2	66.5	14.7
Operating margin	3.0	5.9	(2.9)

The change in Americas PT revenue from services reflected a decrease in hours worked of 18.4%, partially offset by an increase in average billing rates of 0.4%. The minimal increase in the average billing rate was due to a shift in business unit mix. Americas PT revenue represented 18.9% of total Company revenue for the first six months of 2009 and 17.0% for the first six months of 2008.
The Americas PT gross profit rate decreased due to lower margins and decreases in fee-based income. The decline in margin was due to revenue declines in the higher-margin business units.
Selling, general and administrative expenses decreased compared to the prior year, but were higher as a percent of revenue and gross profit due to lost sales leverage. The decrease in expenses was primarily due to lower incentive compensation, combined with reduced recruiting and retention, travel and other costs as a result of lower volume and cost-savings initiatives.
EMEA Commercial

	June Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$428.3	$673.6	(36.4)%		(23.4)%
Fee-based income	8.6	21.8	(60.3)		(51.6)
Gross profit	68.9	116.7	(41.0)		(29.5)
SG&A expenses	86.3	117.0	(26.2)		(10.7)
Earnings from Operations	(17.4)	(0.3)	NM

Gross profit rate	16.1%	17.3%	(1.2	) pts.
Expense rates:
% of revenue	20.2	17.4	2.8
% of gross profit	125.3	100.2	25.1
Operating margin	(4.1)	0.0	(4.1)
The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from a 28.8% decrease in hours worked and a decrease in fee-based income, combined with a decrease in the translated U.S. dollar average hourly bill rates of 14.8% (an increase of 2.9% on a constant currency basis). EMEA Commercial revenue represented 20.7% of total Company revenue for the first six months of 2009 and 23.7% for the first six months of 2008. The Portugal acquisition in the third quarter of 2008 contributed approximately 4 percentage points to constant currency revenue growth for the first six months of 2009.
The decrease in the gross profit rate was due primarily to decreases in fee-based income and decline in temporary margins due to pricing pressure and shift in customer mix to corporate accounts. As noted above, the decrease in selling, general and administrative expenses from the prior year reflected the impact of structural changes of approximately $27 million and compensation and other discretionary savings of approximately $4 million for EMEA Commercial. Included in selling, general and administrative expenses for the first six months of 2009 was the effect of $7.8 million in U.K. restructuring costs, which contributed approximately 7 percentage points to the year-over-year change in expenses.

EMEA PT

	June Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$65.9	$90.1	(26.9)%		(12.7)%
Fee-based income	8.2	14.6	(44.1)		(31.4)
Gross profit	18.2	27.1	(32.9)		(19.5)
SG&A expenses	20.1	24.7	(18.7)		(2.2)
Earnings from Operations	(1.9)	2.4	(179.0)

Gross profit rate	27.6%	30.1%	(2.5	) pts.
Expense rates:
% of revenue	30.5	27.4	3.1
% of gross profit	110.4	91.2	19.2
Operating margin	(2.9)	2.7	(5.6)
The change in translated U.S. dollar revenue from services in EMEA PT resulted from the decrease in fee-based income, a 12.0% decrease in the translated U.S. dollar average hourly bill rates (an increase of 4.5% on a constant currency basis), combined with a decrease in hours worked of 14.1%. EMEA PT revenue represented 3.2% of total Company revenue for the first six months of 2009 and 2008. The Toner Graham acquisition contributed approximately 3 percentage points to EMEA PT constant currency revenue growth.
The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income. On a constant currency basis, selling, general and administrative expenses decreased compared to last year, but higher as a percentage of revenue and gross profit due to lost sales leverage.
APAC Commercial

	June Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$130.7	$177.6	(26.4)%		(14.1)%
Fee-based income	4.5	9.5	(52.2)		(46.0)
Gross profit	19.2	30.2	(36.8)		(26.2)
SG&A expenses	21.7	29.7	(27.0)		(15.6)
Earnings from Operations	(2.5)	0.5	NM

Gross profit rate	14.6%	17.0%	(2.4	) pts.
Expense rates:
% of revenue	16.6	16.7	(0.1)
% of gross profit	113.3	98.1	15.2
Operating margin	(1.9)	0.3	(2.2)
The change in translated U.S. dollar revenue from services in APAC Commercial resulted from a decrease in the translated U.S. dollar average hourly bill rates of 19.5% (5.6% on a constant currency basis), combined with the decrease in fee-based income and a decrease in hours worked of 8.1%. The decrease in the average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia. APAC Commercial revenue represented 6.3% of total Company revenue for the first six months of 2009 and 2008.

The decrease in the APAC Commercial gross profit rate was primarily due to decreases in fee-based income. On a constant currency basis, selling, general and administrative expenses decreased compared to the prior year, but were higher as a percentage of gross profit due to lost sales leverage.
APAC PT

	June Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$11.7	$17.9	(34.5)%		(25.7)%
Fee-based income	1.8	2.8	(35.7)		(26.5)
Gross profit	3.6	5.5	(33.2)		(24.3)
SG&A expenses	4.3	5.8	(26.4)		(14.1)
Earnings from Operations	(0.7)	(0.3)	(77.0)

Gross profit rate	31.1%	30.5%	0.6	pts.
Expense rates:
% of revenue	36.6	32.5	4.1
% of gross profit	117.5	106.6	10.9
Operating margin	(5.4)	(2.0)	(3.4)
The change in translated U.S. dollar revenue from services in APAC PT resulted from a decrease in the translated U.S. dollar average hourly bill rates of 24.7% (14.7% on a constant currency basis), combined with a decrease in hours worked of 12.7% and the decrease in fee-based income. The decrease in the average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India. APAC PT revenue represented 0.6% of total Company revenue for the first six months of 2009 and 2008.
On a constant currency basis, selling, general and administrative expenses decreased compared to the prior year, but were higher as a percentage of revenue and gross profit due to lost sales leverage.
OCG

	June Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$98.8	$109.0	(9.3)%		(6.9)%
Fee-based income	12.6	13.2	(4.9)		1.8
Gross profit	30.5	35.7	(14.5)		(10.6)
SG&A expenses	34.9	33.2	4.9		10.3
Earnings from Operations	(4.4)	2.5	(285.1)

Gross profit rate	30.8%	32.7%	(1.9	) pts.
Expense rates:
% of revenue	35.3	30.5	4.8
% of gross profit	114.5	93.3	21.2
Operating margin	(4.5)	2.2	(6.7)
Revenue from services in the OCG segment for the first six months of 2009 decreased in all three regions — Americas, Europe and Asia-Pacific. OCG revenue represented 4.8% of total Company revenue for the first six months of 2009 and 3.8% for the first six months of 2008.
The OCG gross profit rate decreased primarily due to a shift in revenue mix among the OCG business units. Revenue in the higher-margin recruitment processing outsourcing unit declined significantly, resulting in the negative impact on the overall OCG gross profit rate. Selling, general and administrative expenses increased from the prior year, due to continuing costs related to investments to build out implementation and operations infrastructure from the second and third quarters of 2008, and continued investment in new initiatives.

Financial Condition
Kelly has financed its operations through cash generated by operating activities and available from various credit facilities. As highlighted in the Consolidated Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.
Cash and Equivalents
Cash and equivalents totaled $115.2 million at the end of the second quarter of 2009, a decrease of $3.1 million from the $118.3 million at year-end 2008. As further described below, we generated $69.9 million of cash from operating activities, used $15.5 million of cash in investing activities and used $59.6 million of cash in financing activities.
Operating Activities
In the first six months of 2009, we generated $69.9 million in cash from operating activities, as compared to $41.3 million in the first six months of 2008. This increase is due primarily to a lower trade accounts receivable balance as a result of declining sales.
Trade accounts receivable totaled $681.0 million at the end of the second quarter of 2009. Global days sales outstanding at the end of the second quarter of 2009 and 2008 were 51 days.
Our working capital position was $339.6 million at the end of the second quarter of 2009 and $427.4 million at year-end 2008. The current ratio was 1.6 at the end of the second quarter of 2009 and 1.7 at year-end 2008.
Investing Activities
In the first six months of 2009, we used $15.5 million for investing activities, compared to $26.6 million in the first six months of 2008. Capital expenditures totaled $5.0 million for the first six months of 2009 and $15.6 million for the first six months of 2008.
Capital expenditures are primarily related to our branch openings, refurbishments and relocations. In the prior year, capital expenditures included costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project.
During the first six months of 2009, we made the following payments: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition of CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham.
During the first six months of 2008, we paid $7.6 million related primarily to the acquisition of access AG and $3.0 million related to the acquisition of CGR/seven LLC.
Financing Activities
In the first six months of 2009, we used $59.6 million in financing activities, compared to $25.5 million in the first six months of 2008. Debt totaled $77.6 million at the end of the second quarter of 2009, compared to $115.2 million at year-end 2008. At the end of the second quarter of 2009, debt represented approximately 11.7% of total capital.
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
No dividends were paid in the first six months of 2009; dividends paid in the first six months of 2008 totaled $9.5 million.
Included in other financing activities is the year-to-date change in bank overdrafts.

New Accounting Pronouncements
See Note 11, New Accounting Pronouncements, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
Contractual Obligations and Commercial Commitments
Other than the changes to the credit facilities discussed in Note 6, there are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 11, 2009. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
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
As described in Note 6, Debt, as of the end of the second quarter of 2009, we did not meet all of our debt covenant requirements. We have received temporary waivers of these requirements from our banks. We expect that we will not meet the covenant requirements for the third quarter of 2009. Accordingly, we classified all of the long-term debt to short-term debt on the consolidated balance sheet as of June 28, 2009.
The waiver places a cap of $75 million on new borrowing under the $150 million revolver until September 16, 2009. We also have a committed $10 million unsecured credit facility that may be used for general corporate purposes. We expect that the available credit under these agreements is sufficient to fund our forecasted cash needs during this period. We are currently in the process of negotiating with our lenders to amend or replace the $150 million revolver and expect to complete this before September 16, 2009; however, there can be no assurance this will happen.
We likely will be charged fees to renegotiate our agreements and provide security to our lenders. Our borrowing costs may increase and we may seek additional or alternative funding sources. We are not currently able to estimate the impact of these changes on our business.
Critical Accounting Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We have discussed the critical accounting estimates that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 filed with the Securities and Exchange Commission. There have been no material changes to those critical accounting estimates, except as discussed below.

Goodwill
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the same as our reportable segments. Goodwill is tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. To derive the estimated fair value of reporting units, we primarily relied on an income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model. For reasonableness, the summation of reporting units’ fair values is compared to our market capitalization. We also considered estimated fair value based on a market value approach.
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.
Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. From step one of the goodwill impairment test, we determined that the estimated fair values of our Americas Commercial, APAC Commercial and EMEA PT reporting units were less than their carrying value. As a result, we performed step two of the goodwill impairment tests to determine the implied fair value of Americas Commercial, APAC Commercial and EMEA PT goodwill. From step two of the goodwill impairment test, we determined that the implied fair value of the goodwill was less than the carrying value of the goodwill for these reporting units. As a result, we recorded a goodwill impairment loss of $16.4 million related to the Americas Commercial reporting unit, $12.1 related to the APAC Commercial reporting unit and $22.0 million related to the EMEA PT reporting unit. This expense has been recorded in the asset impairments line on the consolidated statement of earnings. The estimated fair values of all other reporting units exceeded their carrying values.
Our analysis uses significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Our projections assume revenue remains relatively flat in the near term, followed by a recovery and long-term modest growth. Assumptions and estimates about future cash flows and discount rates are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. For example, a continued worsening of the economy or assumed growth rate reduced by half for the next two years could result in the estimated fair value of the OCG segment falling below its book value. At June 28, 2009 and December 28, 2008, total goodwill amounted to $67.3 million and $117.8 million, respectively. (See Notes 2 and 5.)

Forward-Looking Statements
Certain statements contained in this document are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about the Company, and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements.
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
In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2009 second quarter earnings.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9, Contingencies, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of current legal proceedings.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of Company’s Annual Report filed on Form 10-K for year ended December 28, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

March 30, 2009 through May 3, 2009	—	$—	—	$7.3

May 4, 2009 through May 31, 2009	956	11.63	—	$7.3

June 1, 2009 through June 28, 2009	52,664	11.87	—	$7.3

Total	53,620	$11.87	—

On August 8, 2007, the Company’s board of directors authorized the repurchase of up to $50.0 million of the Company’s outstanding Class A common shares. The Company has repurchased $42.7 million of shares in the open market, and has the ability to repurchase additional shares for up to $7.3 million. The repurchase program has a term of 24 months. The Company does not intend to make further share repurchases under the plan. We may reacquire shares outside the program in connection with the surrender of shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 53,620 shares were reacquired in transactions outside the program during the quarter.

Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of stockholders of registrant was held May 5, 2009.

(b)	The nominees for directors, as listed in the Company’s proxy statement dated April 6, 2009, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.
(c)	The results of the matters voted upon at the meeting were as follows:
(1)	Election of M. A. Fay as director:

Shares voted “For”	3,408,062
Shares voted “Withhold”	5,360
(2)	Election of V. G. Istock as director:

Shares voted “For”	3,408,062
Shares voted “Withhold”	5,360
(3)	Election of D. R. Parfet as director:

Shares voted “For”	3,408,062
Shares voted “Withhold”	5,360
(4)	Approval of the amendment of the Restated Certificate of Incorporation to Provide for an Increase in the Authorized Number of Directors, Eliminate the Company’s Classified Board Structure and Repeal Supermajority Voting Requirements:

Shares voted “For”	3,360,654
Shares voted “Against”	3,129
Shares abstained from voting	0
(5)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm:

Shares voted “For”	3,412,127
Shares voted “Against”	227
Shares abstained from voting	1,070
Item 6. Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 39 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.
Date: August 5, 2009
/s/ Patricia Little
Patricia Little
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2009
/s/ Michael E. Debs
Michael E. Debs
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit
No.	Description

3.1
Restated Certificate of Incorporation, effective May 6, 2009. (Reference is made to Exhibit 3.1 to the Form 8-K dated May 5, 2009, filed with the Commission on May 8, 2009, which is incorporated by reference.)

3.2	Bylaws, effective May 6, 2009. (Reference is made to Exhibit 3.2 to the Form 8-K dated May 5, 2009, filed with the Commission on May 8, 2009, which is incorporated by reference.)

4	Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eight, Ninth, Tenth, Eleventh, Twelfth, Thirteenth and Fourteenth of the Restated Certificate of Incorporation, Exhibit 3.1.

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