Form 10-Q
period 2009-09-27
KELLY SERVICES INC
filed 2009-11-06
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 23, 2009, 31,482,716 shares of Class A and 3,459,785 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Revenue from services	$1,049.2	$1,397.8	$3,120.7	$4,238.2

Cost of services	883.0	1,152.1	2,607.3	3,485.2

Gross profit	166.2	245.7	513.4	753.0

Selling, general and administrative expenses	193.7	260.2	593.4	739.6

Asset impairments	0.5	—	53.1	—

(Loss) earnings from operations	(28.0)	(14.5)	(133.1)	13.4

Other expense, net	(1.6)	(0.1)	(1.3)	—

(Loss) earnings from continuing operations before taxes	(29.6)	(14.6)	(134.4)	13.4

Income taxes	(14.8)	(3.1)	(37.5)	6.5

(Loss) earnings from continuing operations	(14.8)	(11.5)	(96.9)	6.9

(Loss) earnings from discontinued operations, net of tax	—	(0.7)	0.6	(0.4)

Net (loss) earnings	$(14.8)	$(12.2)	$(96.3)	$6.5

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.43)	$(0.33)	$(2.78)	$0.19
(Loss) earnings from discontinued operations	$—	$(0.02)	$0.02	$(0.01)
Net (loss) earnings	$(0.43)	$(0.35)	$(2.76)	$0.19

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.43)	$(0.33)	$(2.78)	$0.19
(Loss) earnings from discontinued operations	$—	$(0.02)	$0.02	$(0.01)
Net (loss) earnings	$(0.43)	$(0.35)	$(2.76)	$0.19

Dividends per share	$—	$.135	$—	$.405

Average shares outstanding (millions):
Basic	34.9	34.8	34.9	34.8
Diluted	34.9	34.8	34.9	34.8
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 27, 2009	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$91.0	$118.3
Trade accounts receivable, less allowances of $15.7 and $17.0, respectively	707.3	815.8
Prepaid expenses and other current assets	54.3	62.0
Deferred taxes	25.7	31.9

Total current assets	878.3	1,028.0

PROPERTY AND EQUIPMENT:
Land and buildings	58.6	59.2
Computer hardware and software, equipment, furniture and leasehold improvements	267.8	302.6
Accumulated depreciation	(193.9)	(210.5)

Net property and equipment	132.5	151.3

NONCURRENT DEFERRED TAXES	66.0	40.0

GOODWILL, NET	67.3	117.8

OTHER ASSETS	134.6	120.2

TOTAL ASSETS	$1,278.7	$1,457.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$15.3	$35.2
Accounts payable and accrued liabilities	201.9	244.1
Accrued payroll and related taxes	229.6	243.2
Accrued insurance	25.0	26.3
Income and other taxes	29.8	51.8

Total current liabilities	501.6	600.6

NONCURRENT LIABILITIES:
Long-term debt	66.0	80.0
Accrued insurance	43.9	46.9
Accrued retirement benefits	74.0	61.6
Other long-term liabilities	14.2	15.3

Total noncurrent liabilities	198.1	203.8

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2009 and 2008	36.6	36.6
Class B common stock, shares issued 3.5 at 2009 and 2008	3.5	3.5
Treasury stock, at cost
Class A common stock, 5.2 shares at 2009 and 5.3 at 2008	(107.0)	(110.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	35.9	35.8
Earnings invested in the business	579.7	676.0
Accumulated other comprehensive income	30.9	12.2

Total stockholders’ equity	579.0	652.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,278.7	$1,457.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2009	2008	2009	2008
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—

Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—

Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(107.2)	(110.8)	(110.6)	(105.7)
Exercise of stock options, restricted stock awards and other	0.2	0.1	3.6	3.0
Purchase of treasury stock	—	—	—	(8.0)

Balance at end of period	(107.0)	(110.7)	(107.0)	(110.7)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—	—	—

Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	34.7	33.3	35.8	34.5
Exercise of stock options, restricted stock awards and other	1.2	1.2	0.1	—

Balance at end of period	35.9	34.5	35.9	34.5

Earnings Invested in the Business
Balance at beginning of period	594.5	786.6	676.0	777.3
Net (loss) earnings	(14.8)	(12.2)	(96.3)	6.5
Dividends	—	(4.8)	—	(14.2)

Balance at end of period	579.7	769.6	579.7	769.6

Accumulated Other Comprehensive Income
Balance at beginning of period	22.7	45.4	12.2	42.6
Foreign currency translation adjustments, net of tax	7.2	(16.3)	13.7	(8.5)
Unrealized gains (losses) on investments, net of tax	1.0	(3.3)	5.0	(8.3)

Balance at end of period	30.9	25.8	30.9	25.8

Stockholders’ Equity at end of period	$579.0	$758.7	$579.0	$758.7

Comprehensive (Loss) Income
Net (loss) earnings	$(14.8)	$(12.2)	$(96.3)	$6.5
Foreign currency translation adjustments, net of tax	7.2	(16.3)	13.7	(8.5)
Unrealized gains (losses) on investments, net of tax	1.0	(3.3)	5.0	(8.3)

Comprehensive Loss	$(6.6)	$(31.8)	$(77.6)	$(10.3)

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	Sept. 27,	Sept. 28,
	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(96.3)	$6.5
Noncash adjustments:
Impairment of assets	53.1	—
Depreciation and amortization	30.9	34.1
Provision for bad debts	2.7	4.8
Stock-based compensation	3.6	3.0
Other, net	(4.0)	1.8
Changes in operating assets and liabilities	50.7	36.2

Net cash from operating activities	40.7	86.4

Cash flows from investing activities:
Capital expenditures	(7.9)	(23.5)
Acquisition of companies, net of cash received	(7.5)	(32.4)
Other investing activities	(2.9)	(0.4)

Net cash from investing activities	(18.3)	(56.3)

Cash flows from financing activities:
Net change in revolving line of credit	(11.9)	12.5
Repayment of debt	(22.9)	—
Dividend payments	—	(14.2)
Purchase of treasury stock	—	(8.0)
Other financing activities	(18.5)	1.1

Net cash from financing activities	(53.3)	(8.6)

Effect of exchange rates on cash and equivalents	3.6	(0.7)

Net change in cash and equivalents	(27.3)	20.8
Cash and equivalents at beginning of period	118.3	92.8

Cash and equivalents at end of period	$91.0	$113.6

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
We have evaluated the consolidated financial statements for subsequent events through the date of the filing of this Form 10-Q.
2. Fair Value Measurements
The carrying value of cash and equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities. As of September 27, 2009, the carrying value of long-term debt (see Note 6), approximates the fair value.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of September 27, 2009 and December 28, 2008 on the consolidated balance sheet by fair value hierarchy level, as described below.

	Fair Value Measurements on a Recurring Basis
	As of September 27, 2009
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.9	$2.9	$—	$—
Available-for-sale investment	27.4	27.4	—	—

Total assets at fair value	$30.3	$30.3	$—	$—

	Fair Value Measurements on a Recurring Basis
	As of December 28, 2008
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$28.6	$28.6	$—	$—
Available-for-sale investment	22.5	22.5	—	—

Total assets at fair value	$51.1	$51.1	$—	$—

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
Money market funds as of September 27, 2009 represent investments in money market accounts, of which $1.8 million is included in cash and equivalents and $1.1 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds as of December 28, 2008 represent investments in money market accounts, of which $27.3 million is included in cash and equivalents and $1.3 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. During the fourth quarter of 2008, the Company recorded in the consolidated statement of earnings an other-than-temporary impairment of $18.7 million related to the investment in Temp Holdings. The unrealized gain of $1.0 million pretax and net of tax for the quarter ended September 27, 2009 and loss of $5.8 million ($3.3 million net of tax) for the quarter ended September 28, 2008 was recorded in other comprehensive income, a component of stockholders’ equity. The unrealized gain of $5.0 million pretax and net of tax for the 39 weeks ended September 27, 2009 and loss of $14.3 million ($8.3 million net of tax) for the 39 weeks ended September 28, 2008 was recorded in other comprehensive income.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis, such as when there is evidence of impairment. The following table presents assets carried on the consolidated balance sheet by fair value hierarchy level described above as of September 27, 2009, for which a nonrecurring change in fair value has been recorded during the third quarter and first nine months of 2009.

					Total Gains (Losses)
	Fair Value Measurements on a Nonrecurring Basis				Third	September
	As of September 27, 2009				Quarter	Year to Date
Description	Total	Level 1	Level 2	Level 3	2009	2009
	(In millions of dollars)				(In millions of dollars)
Goodwill	$67.3	$—	$—	$67.3	$—	$(50.5)
Long-lived assets and intangible assets	146.8	—	—	146.8	(0.5)	(2.6)
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Fair Value Measurements (continued)
The Company primarily used a discounted cash flow methodology to determine the estimated fair value of its reporting units. We also considered other valuation techniques, such as the market approach. We determined that the estimated fair value of our Americas Commercial, APAC Commercial and EMEA PT reporting units were less than their carrying value. As a result, we performed additional impairment testing to determine the implied fair value of goodwill for these reporting units. The implied fair value of the goodwill was less than the carrying value of the goodwill in each of those reporting units. As a result, we recorded a goodwill impairment loss of $50.5 million, of which $16.4 million is related to the Americas Commercial reporting unit, $12.1 million is related to the APAC Commercial reporting unit and $22.0 million is related to the EMEA PT reporting unit (See Note 5). This expense was recorded in the asset impairments line on the consolidated statement of earnings. The estimated fair value of all other reporting units exceeded their carrying value.
Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Our projections assumed that revenue remained relatively flat in the near term, followed by a recovery and long-term modest growth. Assumptions and estimates about future cash flows and discount rates are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.
Although we believe the assumptions and estimates we made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge of our remaining goodwill balance of $67.3 million. Such a charge would decrease operating income and result in lower asset values on our consolidated balance sheet. For example, a continued worsening of the economy or assumed growth rate reduced by half for the next two years could result in the estimated fair value of the OCG segment falling below its book value.
Additionally, we evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value, determined by estimated future discounted cash flows. The Company’s estimates as of June 28, 2009 resulted in a $2.1 million reduction in the carrying value of long-lived assets and intangible assets in Japan. Additionally, the Company’s estimates as of September 27, 2009 resulted in a $0.5 million reduction in the carrying value of long-lived assets and intangible assets in Europe.
3. Acquisitions
During the first nine months of 2009, the Company made payments as follows: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition of CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham. All of the above payments were accrued in the previous year.
During the first nine months of 2008, the Company made net cash payments as follows: $12.8 million related to the acquisition of the Portuguese subsidiaries of Randstad Holding N.V., $9.0 million related to the acquisition of Toner Graham, $7.6 million related primarily to the acquisition of access AG and a $2.0 million earnout payment and $1.0 million acquisition payment related to the acquisition of CGR/seven LLC.

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
As of September 27, 2009, Kelly U.K. has closed 11 of the remaining 16 branches scheduled for closure. Total restructuring charges associated with these actions for the 13 and 39 weeks ended September 27, 2009 were $0.7 million and $8.5 million, respectively, including the $3.1 million related to the Interaction Recruitment transaction. These charges were reported as a component of selling, general and administrative expenses in the EMEA Commercial segment. Cash expenditures related to the restructuring program totaled $1.2 million and $5.9 million, respectively, for the 13 and 39 weeks ended September 27, 2009. We expect to incur approximately $1 million to $2 million of additional facility and other exit costs in the fourth quarter of 2009. Total pre-tax charges related to the U.K. restructuring program, which include facility exit costs, the payment to Interaction Recruitment and employee termination costs, are expected to total approximately $11 million to $12 million.
Following is a summary of the Company’s balance sheet accrual related to the facility exit costs (in millions of dollars):

Balance at beginning of year	$1.5

Additions charged to operations	5.4
Reductions for cash payments	(2.8)

Balance at March 29, 2009	4.1

Additions charged to operations	2.4
Reductions for cash payments	(1.9)
Translation adjustment	0.7

Balance at June 28, 2009	5.3

Additions charged to operations	0.7
Reductions for cash payments	(1.2)
Translation adjustment	(0.1)

Balance at September 27, 2009	$4.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
5. Goodwill
The changes in the net carrying amount of goodwill and accumulated impairment losses for the 39 weeks ended September 27, 2009 were as follows:

	Goodwill, Net			Accumulated Impairment Losses
	Balance	Impairment	Balance	Balance	Impairment	Balance
	as of	Losses	as of	as of	Losses	as of
	Dec. 28, 2008	(Note 2)	Sept. 27, 2009	Dec. 28, 2008	(Note 2)	Sept. 27, 2009
	(In millions of dollars)			(In millions of dollars)
Americas
Americas Commercial	$16.4	$(16.4)	$—	$—	$(16.4)	$(16.4)
Americas PT	39.2	—	39.2	—	—	—

Total Americas	55.6	(16.4)	39.2	—	(16.4)	(16.4)

EMEA
EMEA Commercial	—	—	—	(50.4)	—	(50.4)
EMEA PT	22.0	(22.0)	—	—	(22.0)	(22.0)

Total EMEA	22.0	(22.0)	—	(50.4)	(22.0)	(72.4)

APAC
APAC Commercial	12.1	(12.1)	—	—	(12.1)	(12.1)
APAC PT	1.8	—	1.8	—	—	—

Total APAC	13.9	(12.1)	1.8	—	(12.1)	(12.1)

OCG	26.3	—	26.3	—	—	—

Consolidated Total	$117.8	$(50.5)	$67.3	$(50.4)	$(50.5)	$(100.9)

Goodwill excluding impairment losses as of December 28, 2008 and September 27, 2009 was $168.2 million.
6. Debt
As of September 27, 2009, the Company had a $150 million committed revolving credit facility, a 5.5 billion yen-denominated amortizing term loan facility, and a 9.0 million euro and 5.0 million British pound sterling term loan facility.
The facilities listed above contained certain financial covenants, including a minimum cumulative level of earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of June 28, 2009, we did not meet the requirement for a minimum cumulative EBITDA of $5 million for the last twelve months. The Company’s lenders approved waivers of this requirement. There were no borrowings against the $150 million facility as of September 27, 2009.
On September 28, 2009, the Company entered into an agreement with its lenders for a new $90 million revolving credit facility. The new facility is secured by the assets of the Company and has a three-year term, maturing on September 28, 2012. This facility replaced the $150 million facility, which was canceled upon mutual agreement between the lenders and the Company. At the same time, the Company amended its term loans to conform to the pricing, terms, and conditions of the revolver. The maturity dates of the term loans remained unchanged.
Interest and other charges under the new and revised agreements vary based on the Company’s ratio of total indebtedness to the sum of net worth and total indebtedness. As of September 28, 2009, the loans carry an all-in spread of 350 basis points over the London InterBank Offering Rate.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
6. Debt (continued)
The new agreements also contain modified financial covenants and certain restrictions that are described below.
•	As long as any loan is outstanding under the facility, the Company must maintain an EBITDA level for the last twelve months of not less than negative $30 million as of the end of Q3 2009 and Q4 2009, negative $20 million as of the end of Q1 2010 and negative $7.5 million as of the end of Q2 2010. This covenant expires after Q2 2010.
•	The Company must not allow its ratio of EBITDA to interest expense (“Interest Coverage Ratio”) for the last twelve months to be below 1.5 to 1.0 as of the end of Q3 2010, 3.0 to 1.0 as of the end of Q4 2010, and 3.5 to 1.0 as of the end of Q1 2011 and thereafter.
•	The Company must keep its ratio of total indebtedness to the sum of net worth and total indebtedness below 0.4 to 1.0 at all times.
•	Dividends, stock buybacks and similar transactions are restricted when the Interest Coverage Ratio is less than 3.0 to 1.0. When the Interest Coverage Ratio is above 3.0 to 1.0, the Company may pay up to $20 million annually, and when the Interest Coverage Ratio is above 5.0 to 1.0, the Company may pay up to $30 million annually.
•	The Company must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.
Certain cash and non-cash charges that are non-recurring in nature are excluded from EBITDA.
7. Earnings Per Share
In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method. This guidance was effective beginning with the first quarter of 2009, and all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this guidance. The impact of adopting the provisions of this guidance was to lower basic and diluted earnings per share on income from continuing operations for the 39 weeks ended September 28, 2008 by $0.01.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. Earnings Per Share (continued)
The reconciliation of basic earnings per share on common stock for the 13 and 39 weeks ended September 28, 2008 was as follows:

	13 Weeks	39 Weeks
	Ended 2008	Ended 2008
	(In millions of dollars
	except per share data)

(Loss) earnings from continuing operations	$(11.5)	$6.9
Less: Earnings allocated to participating securities	—	(0.1)

(Loss) earnings from continuing operations available to common shareholders	$(11.5)	$6.8

Loss from discontinued operations	$(0.7)	$(0.4)
Less: Loss allocated to participating securities	—	—

Loss from discontinued operations available to common shareholders	$(0.7)	$(0.4)

Net (loss) earnings	$(12.2)	$6.5
Less: Earnings allocated to participating securities	—	(0.1)

Net (loss) earnings available to common shareholders	$(12.2)	$6.4

Basic (loss) earnings per share on common stock:
(Loss) earnings from continuing operations	$(0.33)	$0.19
Loss from discontinued operations	$(0.02)	$(0.01)
Net (loss) earnings	$(0.35)	$0.19

Average common shares outstanding (millions)	34.8	34.8
Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for both 13-week and 39-week periods ended September 27, 2009 and September 28, 2008. Stock options representing 0.9 million and 1.0 million shares, respectively, for the 13 weeks ended September 27, 2009 and September 28, 2008 and 0.9 million and 1.1 million shares, respectively, for the 39 weeks ended September 27, 2009 and September 28, 2008 were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect.
In connection with the $50.0 million Class A share repurchase program authorized by the board of directors in August, 2007, the Company repurchased 0.4 million shares for $8.0 million during the first quarter of 2008. No shares were repurchased during 2009 or second and third quarters of 2008. Share repurchases totaled $42.7 million under the program, which expired in August, 2009.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Other Expense, Net
Included in other expense, net are the following:

	13 Weeks Ended		39 Weeks Ended
	2009	2008	2009	2008
	(In millions of dollars)		(In millions of dollars)
Interest income	$0.3	$0.9	$1.2	$2.8
Interest expense	(1.0)	(1.0)	(2.4)	(3.0)
Dividend income	—	—	0.3	0.3
Foreign exchange losses	(1.1)	—	(0.8)	—
Other	0.2	—	0.4	(0.1)

Other expense, net	$(1.6)	$(0.1)	$(1.3)	$(0.0)

9. Contingencies
The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business, typically employment discrimination and wage and hour matters. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable. It is reasonably possible that some matters could be decided unfavorably to the Company and, if so, could have a material impact to our consolidated financial statements. The Company’s exposure is most significant in matters involving alleged violations of state wage and hour laws. Certain legal proceedings seek class action status; these matters individually and in the aggregate seek compensatory, statutory and/or punitive damages. Disclosure of the most likely outcomes of individual cases and significant assumptions made in estimating related reserves are likely to have adverse consequences to the Company including, by way of example, the possibility that the disclosures themselves constitute admissible evidence in a trial and the potential to set a floor in settlement negotiations.
During the third quarter of 2008, several matters reached a stage in the litigation process that caused the Company to reassess its litigation risk and establish reserves which, in the aggregate, then resulted in a charge of $23.5 million. The Company has reached negotiated settlements in the two most significant of these cases; final court approval of these two settlements is expected during the fourth quarter of 2009; an additional reserve in the amount of $4.3 million was established in the third quarter of 2009 in anticipation of the final orders.

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
The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing, contingent workforce outsourcing, business process outsourcing, executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments. Included in corporate expenses in the 13 and 39 weeks ended September 27, 2009 is $0.5 million and $53.1 million, respectively, related to asset impairment charges (See Notes 2 and 5).
The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 and 39 weeks ended September 27, 2009 and September 28, 2008. Effective with the first quarter of 2009, segment data has been revised to include the effect of intersegment revenues. Prior periods have been reclassified to conform with the current presentation. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10. Segment Disclosures (continued)

	13 Weeks Ended		39 Weeks Ended
	2009	2008	2009	2008
	(In millions of dollars)		(In millions of dollars)
Revenue from Services:
Americas Commercial	$467.5	$621.6	$1,422.9	$1,921.1
Americas PT	192.1	234.8	584.3	718.9

Total Americas Commercial and PT	659.6	856.4	2,007.2	2,640.0

EMEA Commercial	228.0	353.6	656.3	1,027.2
EMEA PT	36.4	44.0	102.3	134.1

Total EMEA Commercial and PT	264.4	397.6	758.6	1,161.3

APAC Commercial	71.2	84.9	201.9	262.5
APAC PT	6.5	9.2	18.2	27.1

Total APAC Commercial and PT	77.7	94.1	220.1	289.6

OCG	52.9	55.9	151.7	164.9

Less: Intersegment revenue	(5.4)	(6.2)	(16.9)	(17.6)

Consolidated Total	$1,049.2	$1,397.8	$3,120.7	$4,238.2

(Loss) Earnings from Operations:
Americas Commercial	$(0.6)	$11.9	$1.9	$53.8
Americas PT	4.9	10.2	16.8	38.7

Total Americas Commercial and PT	4.3	22.1	18.7	92.5

EMEA Commercial	(5.6)	4.0	(23.0)	3.7
EMEA PT	(0.1)	0.4	(2.0)	2.8

Total EMEA Commercial and PT	(5.7)	4.4	(25.0)	6.5

APAC Commercial	(1.2)	0.2	(3.7)	0.7
APAC PT	(0.3)	0.1	(1.0)	(0.2)

Total APAC Commercial and PT	(1.5)	0.3	(4.7)	0.5

OCG	(3.7)	(0.1)	(8.1)	2.4

Corporate Expense (including asset impairments)	(21.4)	(41.2)	(114.0)	(88.5)

Consolidated Total	$(28.0)	$(14.5)	$(133.1)	$13.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11. New Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, “Statement of Financial Accounting Standard No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard, which was effective for the quarter ended September 27, 2009, changed how we reference various elements of GAAP when preparing our financial statement disclosures, but had no impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”. This update amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall” by providing clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by applying a valuation technique consistent with the principles of Topic 820. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. Therefore, it will be effective for our reporting period ended January 3, 2010 and is not expected to have a significant effect on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
During 2009, the rate of job loss that began with the recession in December, 2007 has gradually decelerated, and August and September posted the fewest number of jobs lost of the year. Within the temporary staffing industry, approximately 14,000 jobs were lost during the third quarter, compared to an average of 140,000 in each of the preceding six quarters. September marked one of the smallest month-over-month declines in temporary jobs lost since the recession began.
While we are encouraged by this steady, sequential improvement, the job market remains difficult, and the global recession has continued to adversely affect Kelly’s quarterly financial performance. Permanent placement and temporary-to-permanent conversion fees declined year over year in the third quarter. This decline, coupled with shifts in business mix, served to negatively impact our profit margins for the third quarter. For the third quarter of 2009, Kelly reported a net loss from continuing operations of $0.43 per diluted share, compared to a net loss of $0.33 per diluted share in the third quarter of 2008.
Yet, in the face of those challenges, we can report significant progress in reducing operating costs, preserving customer relationships and pursuing a strategic plan aimed at building long-term value for our stakeholders. During the third quarter we:
•	Recorded positive earnings in our Americas PT segment,
•	Effectively controlled expenses: year-over-year selling, general and administrative expenses are down almost $70 million for the third quarter and almost $150 million year to date,
•	Continued to maintain a strong balance sheet and cash position, and
•	Renegotiated our revolving credit facility, effective September 28, 2009.
Going forward, we will continue to carefully monitor expenses and guard our ability to serve customers. Kelly remains committed to providing a broad array of staffing, consulting, placement and talent-management services that help customers compete successfully in today’s marketplace.
Results of Operations
Third Quarter
Revenue from services in the third quarter of 2009 totaled $1.05 billion, a decrease of 24.9% from the same period in 2008. This was the result of a decrease in hours worked of 21.6% combined with a decrease in average hourly bill rates of 5.1% (a decrease of 1.4% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $20.5 million, or 2.0% of total revenue, for the third quarter of 2009, a decrease of 48.2% as compared to $39.6 million in the third quarter of 2008. Revenue for the quarter decreased in all seven business segments, reflecting the global economic slowdown.

Compared to the third quarter of 2008, the U.S. dollar was stronger against many foreign currencies, including the euro, British pound, Australian dollar and Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was lower than would have otherwise been reported. On a constant currency basis, third quarter revenue decreased 22.4% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2009 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2008. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on third quarter revenue:

	Third Quarter Revenue
	2009	2008	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$474.7	$621.6	(23.6)%
Americas PT	192.3	234.8	(18.1)

Total Americas Commercial and PT — Constant Currency	667.0	856.4	(22.1)

EMEA Commercial	249.2	353.6	(29.5)
EMEA PT	39.3	44.0	(10.7)

Total EMEA Commercial and PT — Constant Currency	288.5	397.6	(27.4)

APAC Commercial	74.7	84.9	(12.0)
APAC PT	6.6	9.2	(28.0)

Total APAC Commercial and PT — Constant Currency	81.3	94.1	(13.6)

OCG — Constant Currency	53.4	55.9	(4.4)

Less: Intersegment revenue	(5.3)	(6.2)	(14.2)

Total Revenue from Services — Constant Currency	1,084.9	1,397.8	(22.4)
Foreign Currency Impact	(35.7)

Revenue from Services	$1,049.2	$1,397.8	(24.9)%

Gross profit of $166.2 million was 32.4% lower than the gross profit of $245.7 million for the same period of the prior year. The gross profit rate for the third quarter of 2009 was 15.8%, versus 17.6% for the third quarter of 2008. Compared to the prior year, the gross profit rate decreased in all business segments. The decrease in the gross profit rate is primarily due to decreases in fee-based income and changes in business and customer mix. Our average mark-up has been impacted by shifts to a higher proportion of light industrial business compared to clerical, and to large corporate customers compared to retail.
Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.
Selling, general and administrative (“SG&A”) expenses totaled $193.7 million, a year-over-year decrease of $66.5 million, or 25.6% (23.4% on a constant currency basis). Included in SG&A expenses is a pretax charge of $4.3 million for litigation expenses in the third quarter of 2009 and $22.5 million in the third quarter of 2008. Details of the decrease in SG&A expenses in the third quarter of 2009 are estimated to be as follows (in millions of dollars):

Structural changes	$31
Litigation expenses	18
Compensation changes	7
Other discretionary savings	8
Foreign currency effect	6
Severance / lease terminations	(3)
Acquisitions / investments	(1)

Total expense decrease	$66

Structural changes represent actions we have taken around the world during the last 15 months to reduce expenses, including a reduction of approximately 1,600 full-time employees and the closing, sale or consolidation of approximately 130 branches. Compensation and other discretionary savings represent the impact of expense-reduction initiatives implemented during the first quarter, including the suspension of headquarters and field-based incentive compensation and retirement matching contribution, along with a reduction in discretionary spending on travel and general expenses. These savings were partially offset by severance and lease termination costs, including expenses related to restructuring actions in the U.K. (see Restructuring Note 4), and incremental costs related to prior year’s acquisitions and investments. Severance and lease termination costs incurred during the last 15 months, including those related to the U.K. restructuring action, are estimated to be $23 million ($4 million estimated for the third quarter of 2009).
During the third quarter of 2009, asset impairment charges of $0.5 million were also recorded. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value, determined by estimated future discounted cash flows. The Company’s estimates as of September 27, 2009 resulted in a $0.5 million reduction in the carrying value of long-lived assets and intangible assets in Europe.
As a result of the above, we reported a loss from operations in the third quarter of 2009 totaling $28.0 million, compared to $14.5 million reported for the third quarter of 2008.
Income tax benefit on continuing operations for the third quarter of 2009 was $14.8 million, compared to $3.1 million for the third quarter of 2008. The third quarter of 2009 was positively impacted by nontaxable income from the cash surrender value of life insurance policies used to fund the Company’s deferred compensation plan, and by tax benefits associated with worthless stock deductions for tax reporting purposes for certain foreign subsidiaries. The Company incurred tax losses through the first nine months of 2009 in the United States and certain foreign countries. Continued tax losses in these jurisdictions could result in recording a valuation allowance against a significant portion of the Company’s deferred tax assets.
Loss from continuing operations was $14.8 million in the third quarter of 2009, compared to $11.5 million in the third quarter of 2008. Included in the loss from continuing operations in 2009 was $2.7 million, net of tax, related to litigation expenses, $3 million, net of tax, for estimated costs associated with other expense reduction initiatives (including the $0.7 million related to the U.K. restructuring action) and $0.5 million, net of tax, related to asset impairments. Included in the loss from continuing operations in 2008 was $13.9 million, net of tax, of litigation expenses.
Loss from discontinued operations, which include the operating results of Kelly Home Care and Kelly Staff Leasing, business units which were sold in previous years, totaled $0.7 million in the third quarter of 2008. This amount primarily represents litigation expenses booked during the third quarter of 2008. No adjustments to discontinued operations were recorded in the third quarter of 2009.
Third quarter net loss for 2009 totaled $14.8 million, compared to $12.2 million last year. Diluted loss from continuing operations per share for the third quarter of 2009 was $0.43, as compared to $0.33 for the third quarter of 2008.
Effective with the first quarter of 2009, we adopted the provisions of Financial Accounting Standards Board guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method in accordance with generally accepted accounting principles. Accordingly, all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this guidance. Adopting these provisions had no effect on previously reported basic or diluted earnings per share for the quarter ended September 28, 2008.

Americas Commercial

	Third Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$467.5	$621.6	(24.8)%		(23.6)%
Fee-based income	1.7	4.3	(60.3)		(59.3)
Gross profit	67.2	95.2	(29.4)		(28.4)
SG&A expenses	67.8	83.3	(18.7)		(17.7)
Earnings from Operations	(0.6)	11.9	(104.8)

Gross profit rate	14.4%	15.3%	(0.9	) pts.
Expense rates:
% of revenue	14.5	13.4	1.1
% of gross profit	100.8	87.6	13.2
Operating margin	(0.1)	1.9	(2.0)
The change in Americas Commercial revenue from services reflected a decrease in hours worked of 22.9%, combined with a decrease in average hourly bill rates of 2.1% (0.5% on a constant currency basis). On a year-over-year basis, constant currency revenue decreased 26.0% in July, 23.9% in August and 20.4% in September. Americas Commercial represented 44.6% of total Company revenue in the third quarter of 2009 and 44.4% in the third quarter of 2008.
The decrease in the gross profit rate was primarily due to a decrease in fee-based income, along with a decline in temporary margins due to an increase in the proportion of light industrial business to clerical business.
As noted above, the decrease in SG&A expenses from the prior year included the impact of estimated structural changes of $9 million and estimated compensation savings of $4 million for Americas Commercial.
Americas PT

	Third Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$192.1	$234.8	(18.2)%		(18.1)%
Fee-based income	2.1	5.0	(57.3)		(57.2)
Gross profit	29.5	39.1	(24.5)		(24.4)
SG&A expenses	24.6	28.9	(14.6)		(14.5)
Earnings from Operations	4.9	10.2	(52.7)

Gross profit rate	15.4%	16.6%	(1.2	) pts.
Expense rates:
% of revenue	12.9	12.3	0.6
% of gross profit	83.7	74.0	9.7
Operating margin	2.5	4.3	(1.8)
The change in Americas PT revenue from services reflected a decrease in hours worked of 17.5%, partially offset by an increase in average billing rates of 0.3% (0.4% on a constant currency basis). On a year-over-year basis, constant currency revenue decreased 18.3% in July, 17.9% in August and 18.1% in September. Americas PT revenue represented 18.3% of total Company revenue in the third quarter of 2009 and 16.8% in the third quarter of 2008.

The Americas PT gross profit rate decreased due to decreases in fee-based income, as well as higher growth in certain lower-margin customer accounts.
The decrease in SG&A expenses was primarily due to lower incentive compensation, combined with reduced recruiting and retention, travel and other costs as a result of lower volume and cost-savings initiatives.
EMEA Commercial

	Third Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$228.0	$353.6	(35.5)%		(29.5)%
Fee-based income	3.7	10.2	(64.5)		(60.1)
Gross profit	33.9	63.0	(46.2)		(41.4)
SG&A expenses	39.5	59.0	(33.2)		(27.8)
Earnings from Operations	(5.6)	4.0	(237.9)

Gross profit rate	14.9%	17.8%	(2.9	) pts.
Expense rates:
% of revenue	17.3	16.7	0.6
% of gross profit	116.3	93.6	22.7
Operating margin	(2.4)	1.1	(3.5)
The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from a 32.4% decrease in hours worked and a decrease in fee-based income, combined with a decrease in the translated U.S. dollar average hourly bill rates of 6.9% (an increase of 2.0% on a constant currency basis). EMEA Commercial revenue represented 21.7% of total Company revenue in the third quarter of 2009 and 25.3% in the third quarter of 2008.
The U.K. restructuring accounted for approximately 5 percentage points of the decline in constant currency revenue for the third quarter of 2009, partially offset by the effect of the Portugal acquisition in the third quarter of 2008, which contributed approximately 2 percentage points to the change in constant currency revenue.
The decrease in the gross profit rate was due primarily to decreases in fee-based income and the effect of the French payroll tax credits recorded in 2008. During the third quarter of 2008, the Company was notified by the French government of its eligibility to claim payroll tax credits relating to 2005. In connection with this change, $2.4 million of French payroll tax credits were recognized in the third quarter of 2008, which contributed approximately 90 basis points to the 2008 third quarter EMEA Commercial gross profit rate.
As noted above, the decrease in SG&A expenses from the prior year reflected the impact of estimated structural changes of $18 million and estimated compensation savings of $2 million for EMEA Commercial.

EMEA PT

	Third Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$36.4	$44.0	(17.3)%		(10.7)%
Fee-based income	3.9	6.7	(40.5)		(33.6)
Gross profit	9.8	12.9	(23.8)		(16.9)
SG&A expenses	9.9	12.5	(20.2)		(13.1)
Earnings from Operations	(0.1)	0.4	(131.7)

Gross profit rate	27.0%	29.3%	(2.3	) pts.
Expense rates:
% of revenue	27.3	28.3	(1.0)
% of gross profit	101.3	96.8	4.5
Operating margin	(0.4)	0.9	(1.3)
The change in translated U.S. dollar revenue from services in EMEA PT resulted from the decrease in fee-based income and a decrease in hours worked of 10.5%, combined with a 3.3% decrease in the translated U.S. dollar average hourly bill rates (an increase of 4.0% on a constant currency basis). EMEA PT revenue represented 3.5% of total Company revenue in the third quarter of 2009 and 3.1% in the third quarter of 2008.
The Toner Graham acquisition in the third quarter of 2008 contributed approximately 2 percentage points to EMEA PT constant currency revenue growth. The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income.
APAC Commercial

	Third Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$71.2	$84.9	(16.2)%		(12.0)%
Fee-based income	2.3	4.5	(48.4)		(46.5)
Gross profit	10.3	14.7	(29.6)		(26.4)
SG&A expenses	11.5	14.5	(20.8)		(17.6)
Earnings from Operations	(1.2)	0.2	NM

Gross profit rate	14.5%	17.3%	(2.8	) pts.
Expense rates:
% of revenue	16.1	17.1	(1.0)
% of gross profit	111.1	98.7	12.4
Operating margin	(1.6)	0.2	(1.8)
The change in translated U.S. dollar revenue from services in APAC Commercial resulted from a decrease in the translated U.S. dollar average hourly bill rates of 8.5% (3.9% on a constant currency basis), combined with the decrease in fee-based income and a decrease in hours worked of 5.9%. The decrease in the average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia.

APAC Commercial revenue represented 6.8% of total Company revenue in the third quarter of 2009 and 6.1% in the third quarter of 2008. On a year-over-year basis, constant currency revenue decreased 15.1% in July, 10.2% in August and 9.9% in September.
The decrease in the APAC Commercial gross profit rate was primarily due to decreases in fee-based income.
APAC PT

	Third Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$6.5	$9.2	(29.7)%		(28.0)%
Fee-based income	1.0	1.5	(32.7)		(30.1)
Gross profit	2.0	2.8	(31.6)		(29.7)
SG&A expenses	2.3	2.7	(14.7)		(10.6)
Earnings from Operations	(0.3)	0.1	(347.6)

Gross profit rate	30.3%	31.2%	(0.9	) pts.
Expense rates:
% of revenue	35.9	29.6	6.3
% of gross profit	118.4	94.9	23.5
Operating margin	(5.6)	1.6	(7.2)
The change in translated U.S. dollar revenue from services in APAC PT resulted from a decrease in hours worked of 25.4%, combined with a decrease in the translated U.S. dollar average hourly bill rates of 4.9% (3.0% on a constant currency basis) and the decrease in fee-based income. The decrease in the average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India.
APAC PT revenue represented 0.6% of total Company revenue in the third quarter of 2009 and 0.7% in the third quarter of 2008. On a year-over-year basis, constant currency revenue decreased 33.8% in
July, 24.7% in August and 24.1% in September.
The change in the APAC PT gross profit rate was due primarily to decreases in fee-based income.

OCG

	Third Quarter
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$52.9	$55.9	(5.4)%		(4.4)%
Fee-based income	5.8	7.4	(21.7)		(19.4)
Gross profit	13.7	18.3	(24.7)		(23.1)
SG&A expenses	17.4	18.4	(5.2)		(3.3)
Earnings from Operations	(3.7)	(0.1)	NM

Gross profit rate	26.1%	32.8%	(6.7	) pts.
Expense rates:
% of revenue	33.0	32.9	0.1
% of gross profit	126.6	100.5	26.1
Operating margin	(6.9)	(0.2)	(6.7)
Revenue from services in the OCG segment for the third quarter of 2009 decreased in all three regions — Americas, Europe and Asia-Pacific. On a year-over-year basis, constant currency revenue decreased 2.2% in July, 3.5% in August and 7.7% in September. OCG revenue represented 5.0% of total Company revenue in the third quarter of 2009 and 4.0% in the third quarter of 2008.
The OCG gross profit rate decreased primarily due to a shift in revenue mix among the OCG business units. Revenue in the higher-margin recruitment processing outsourcing (“RPO”) and contingent workforce outsourcing (“CWO”) units declined, while revenue in our lower-margin business processing outsourcing (“BPO”) unit grew modestly during the third quarter. This change in business mix, coupled with a decrease in the gross profit rates in our RPO practice as compared to the third quarter of 2008, resulted in the overall gross profit decline.
The decrease in SG&A expenses was due a reduction in salary costs in our RPO and executive placement business units, as well as an overall decrease in discretionary spending on business travel and general staffing expenses.
Results of Operations
September Year to Date
Revenue from services for the first nine months of 2009 totaled $3.12 billion, a decrease of 26.4% from the same period in 2008. This was the result of a decrease in hours worked of 22.4% combined with a decrease in average hourly bill rates of 6.4% (0.3% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $64.6 million, or 2.1% of total revenue, for the first nine months of 2009, a decrease of 46.6% as compared to $120.8 million for the first nine months of 2008. Revenue for the first nine months of 2009 decreased in all seven business segments, reflecting the global economic slowdown.

Compared to the first nine months of 2008, the U.S. dollar was stronger against many foreign currencies, including the euro, British pound, Australian dollar and Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was lower than would have otherwise been reported. On a constant currency basis, revenue for the first nine months of 2009 decreased 21.9% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue for the first nine months of 2009:

	September Year to Date Revenue
	2009	2008	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$1,454.3	$1,921.1	(24.3)%
Americas PT	585.6	718.9	(18.6)

Total Americas Commercial and PT — Constant Currency	2,039.9	2,640.0	(22.7)

EMEA Commercial	765.5	1,027.2	(25.5)
EMEA PT	117.9	134.1	(12.1)

Total EMEA Commercial and PT — Constant Currency	883.4	1,161.3	(23.9)

APAC Commercial	227.3	262.5	(13.4)
APAC PT	19.9	27.1	(26.5)

Total APAC Commercial and PT — Constant Currency	247.2	289.6	(14.6)

OCG — Constant Currency	154.8	164.9	(6.1)

Less: Intersegment revenue	(16.8)	(17.6)	(3.9)

Total Revenue from Services — Constant Currency	3,308.5	4,238.2	(21.9)
Foreign Currency Impact	(187.8)

Revenue from Services	$3,120.7	$4,238.2	(26.4)%

Gross profit of $513.4 million was 31.8% lower than the gross profit of $753.0 million for the same period of the prior year. The gross profit rate for the first nine months of 2009 was 16.5%, versus 17.8% for the first nine months of 2008. Compared to the prior year, the gross profit rate decreased in all business segments, with the exception of APAC PT. The decrease in the gross profit rate is primarily due to decreases in fee-based income, lower margins as a result of customer mix and a lower level of favorable workers’ compensation adjustments in the Americas.
We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $2.6 million for the first nine months of 2009. This compares to an adjustment reducing prior year workers’ compensation claims by $6.8 million for the first nine months of 2008.
SG&A expenses totaled $593.4 million, a year-over-year decrease of $146.2 million, or 19.8% (15.1% on a constant currency basis). Included in SG&A expenses are litigation costs of $4.3 million for the first nine months of 2009 and $22.5 million for the first nine months of 2008. Details of the decrease of selling, general and administrative expenses in the first nine months of 2009 are estimated to be as follows (in millions of dollars):

Structural changes	$75
Litigation expenses	18
Compensation changes	25
Other discretionary savings	20
Foreign currency effect	34
Severance / lease terminations	(14)
Acquisitions / investments	(12)

Total expense decrease	$146

As noted above, structural changes represent actions we have taken around the world during the last 15 months to reduce expenses, including a reduction of approximately 1,600 full-time employees and the closing, sale or consolidation of approximately 130 branches. Compensation and other discretionary savings represent the impact of expense-reduction initiatives implemented during the first quarter, including suspension of headquarters and field-based incentive compensation and retirement matching contribution, along with a reduction in discretionary spending on travel and general expenses. These savings were partially offset by severance and lease termination costs, including expenses related to restructuring actions in the U.K. (see Restructuring Note 4), and incremental costs related to prior year’s acquisitions and investments. Severance and lease termination costs, including those related to the U.K. restructuring action, are estimated to be $16 million for the first nine months of 2009.
On January 21, 2009, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our United Kingdom (“Kelly U.K.”) operations. The plan was the result of management’s strategic review of Kelly U.K. operations which identified under-performing branch locations and the opportunity for additional operational cost savings.
During the first nine months of 2009, our U.K. operations disposed or closed 42 branches and incurred $8.5 million of restructuring charges associated with these actions, which were reported as a component of SG&A expenses in the EMEA Commercial segment. We expect to incur approximately $1 million to $2 million of additional facility and other exit costs in the fourth quarter of 2009, bringing total pre-tax charges related to the U.K. restructuring program to approximately $11 million to $12 million. We expect that the U.K. restructuring plan will result in improved operating results by lowering SG&A expenses through reduced facilities and related expenses.
During the first nine months of 2009, asset impairment charges of $53.1 million were also recorded. Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. This resulted in the recognition of a goodwill impairment loss of $50.5 million in total, of which $16.4 million related to the Americas Commercial segment, $12.1 million related to the APAC Commercial segment and $22.0 million related to the EMEA PT segment.
Additionally, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value, determined by estimated future discounted cash flows. The Company’s estimates as of June 28, 2009 resulted in a $2.1 million reduction in the carrying value of long-lived assets and intangible assets in Japan. The Company’s estimates as of September 27, 2009 resulted in a $0.5 million reduction in the carrying value of long-lived assets and intangible assets in Europe.
As a result of the above, we reported a loss from operations for the first nine months of 2009 totaling $133.1 million, compared to earnings from operations of $13.4 million reported for the first nine months of 2008.
Income tax benefit on continuing operations for the first nine months of 2009 was $37.5 million, compared to expense of $6.5 million for the first nine months of 2008. The negative impact on income taxes from non-deductible asset impairment and restructuring charges during the first nine months of 2009 was partially offset by nontaxable income from the cash surrender value of life insurance policies used to fund the Company’s deferred compensation plan. The Company incurred tax losses through the first nine months of 2009 in the United States and certain foreign countries. Continued tax losses in these jurisdictions could result in recording a valuation allowance against a significant portion of the Company’s deferred tax assets.
Loss from continuing operations was $96.9 million in the first nine months of 2009, compared to earnings of $6.9 million in the first nine months of 2008. Included in loss from continuing operations in 2009 were $50.0 million, net of tax, of asset impairment charges, $14 million, net of tax, for estimated costs associated with other expense reduction initiatives (including the $8.5 million, net of tax, related to the U.K. restructuring actions) and $2.7 million, net of tax, related to litigation expenses. Included in earnings from continuing operations for the first nine months of 2008 were $13.9 million, net of tax, of litigation expenses.

Earnings from discontinued operations totaled $0.6 million for the first nine months of 2009, compared to a loss of $0.4 million for the first nine months of 2008. These amounts represent adjustments to assets and liabilities retained as part of the sale agreements.
Net loss for the first nine months of 2009 totaled $96.3 million, compared to net earnings of $6.5 million last year. Diluted loss from continuing operations per share for the first nine months of 2009 was $2.78, as compared to diluted earnings from continuing operations per share of $0.19 for the first nine months of 2008.
The impact of including share-based payment awards in the calculation of earnings per share using the two-class method in accordance with generally accepted accounting principles effective with the first quarter of 2009 was to lower previously reported basic and diluted earnings per share from continuing operations for the nine months ended September 28, 2008 by $0.01.
Americas Commercial

	September Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$1,422.9	$1,921.1	(25.9)%		(24.3)%
Fee-based income	5.1	12.9	(60.9)		(58.7)
Gross profit	210.9	302.6	(30.3)		(28.9)
SG&A expenses	209.0	248.8	(16.0)		(14.4)
Earnings from Operations	1.9	53.8	(96.4)

Gross profit rate	14.8%	15.8%	(1.0	) pts.
Expense rates:
% of revenue	14.7	13.0	1.7
% of gross profit	99.1	82.2	16.9
Operating margin	0.1	2.8	(2.7)
The change in Americas Commercial revenue from services reflected a decrease in hours worked of 24.7%, combined with a decrease in average hourly bill rates of 1.4% (an increase of 0.8% on a constant currency basis). Americas Commercial represented 45.5% of total Company revenue for the first nine months of 2009 and 45.3% for the first nine months of 2008.
The decrease in the gross profit rate was due to a decrease in fee-based income, a higher growth of light industrial business, as well as lower favorable workers’ compensation adjustments from prior years. As noted above, we revised our estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in the first nine months of 2009. Of the total $2.6 million adjustment booked in the first nine months of 2009, $2.2 million is reflected in the results of Americas Commercial. This compares to an adjustment of $6.0 million in the first nine months of 2008.

As noted above, the decrease in SG&A expenses from the prior year included the impact of estimated structural changes of $20 million and estimated compensation savings of $12 million for Americas Commercial.
Americas PT

	September Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$584.3	$718.9	(18.7)%		(18.6)%
Fee-based income	7.2	15.7	(54.2)		(54.1)
Gross profit	93.2	124.2	(25.0)		(24.8)
SG&A expenses	76.4	85.5	(10.6)		(10.3)
Earnings from Operations	16.8	38.7	(56.7)

Gross profit rate	15.9%	17.3%	(1.4	) pts.
Expense rates:
% of revenue	13.1	11.9	1.2
% of gross profit	82.0	68.9	13.1
Operating margin	2.9	5.4	(2.5)
The change in Americas PT revenue from services reflected a decrease in hours worked of 18.1%, partially offset by an increase in average billing rates of 0.3% (0.5% on a constant currency basis). Americas PT revenue represented 18.7% of total Company revenue for the first nine months of 2009 and 17.0% for the first nine months of 2008.
The Americas PT gross profit rate decreased, due primarily to decreases in fee-based income.
The decrease in SG&A expenses was primarily due to lower incentive compensation, combined with reduced recruiting and retention, travel and other costs as a result of lower volume and cost-savings initiatives.
EMEA Commercial

	September Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$656.3	$1,027.2	(36.1)%		(25.5)%
Fee-based income	12.3	32.0	(61.6)		(54.3)
Gross profit	102.8	179.7	(42.8)		(33.6)
SG&A expenses	125.8	176.0	(28.5)		(18.1)
Earnings from Operations	(23.0)	3.7	NM

Gross profit rate	15.7%	17.5%	(1.8	) pts.
Expense rates:
% of revenue	19.2	17.1	2.1
% of gross profit	122.4	97.9	24.5
Operating margin	(3.5)	0.4	(3.9)

The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from a 30.1% decrease in hours worked and a decrease in fee-based income, combined with a decrease in the translated U.S. dollar average hourly bill rates of 12.2% (an increase of 2.6% on a constant currency basis). EMEA Commercial revenue represented 21.0% of total Company revenue for the first nine months of 2009 and 24.2% for the first nine months of 2008. The U.K. restructuring accounted for approximately 4 percentage points of the decline in constant currency revenue for the first nine months of 2009, partially offset by the effect of the Portugal acquisition, which contributed approximately 3 percentage points to the change in constant currency revenue.
The decrease in the gross profit rate was due primarily to decreases in fee-based income, a decline in temporary margins due to pricing pressure and shift in customer mix to corporate accounts, along with the effect of French payroll tax credits recorded in 2008, which contributed approximately 30 basis points to the EMEA Commercial gross profit rate.
As noted above, the decrease in SG&A expenses from the prior year included the impact of estimated structural changes of $45 million and estimated compensation savings of a $6 million for EMEA Commercial. Included in SG&A expenses for the first nine months of 2009 was approximately $11 million of severance and lease termination costs, including $8.5 million in U.K. restructuring costs.
EMEA PT

	September Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$102.3	$134.1	(23.7)%		(12.1)%
Fee-based income	12.1	21.3	(42.9)		(32.1)
Gross profit	28.0	40.0	(30.0)		(18.7)
SG&A expenses	30.0	37.2	(19.2)		(5.8)
Earnings from Operations	(2.0)	2.8	(172.0)

Gross profit rate	27.4%	29.8%	(2.4	) pts.
Expense rates:
% of revenue	29.4	27.7	1.7
% of gross profit	107.2	93.0	14.2
Operating margin	(2.0)	2.1	(4.1)
The change in translated U.S. dollar revenue from services in EMEA PT resulted from the decrease in fee-based income, a decrease in hours worked of 12.9%, combined with a 9.0% decrease in the translated U.S. dollar average hourly bill rates (an increase of 4.3% on a constant currency basis). EMEA PT revenue represented 3.3% of total Company revenue for the first nine months of 2009 and 3.2% for the first nine months of 2008. The Toner Graham acquisition contributed approximately 2 percentage points to EMEA PT constant currency revenue growth.
The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income.

APAC Commercial

	September Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$201.9	$262.5	(23.1)%		(13.4)%
Fee-based income	6.8	14.0	(51.0)		(46.1)
Gross profit	29.5	44.9	(34.5)		(26.3)
SG&A expenses	33.2	44.2	(25.0)		(16.3)
Earnings from Operations	(3.7)	0.7	NM

Gross profit rate	14.6%	17.1%	(2.5	) pts.
Expense rates:
% of revenue	16.4	16.8	(0.4)
% of gross profit	112.5	98.3	14.2
Operating margin	(1.8)	0.3	(2.1)
The change in translated U.S. dollar revenue from services in APAC Commercial resulted from a decrease in the translated U.S. dollar average hourly bill rates of 15.9% (5.1% on a constant currency basis), combined with the decrease in fee-based income and a decrease in hours worked of 7.4%. The decrease in the average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia. APAC Commercial revenue represented 6.5% of total Company revenue for the first nine months of 2009 and 6.2% for the first nine months of 2008.
The decrease in the APAC Commercial gross profit rate was primarily due to decreases in fee-based income.
APAC PT

	September Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$18.2	$27.1	(32.8)%		(26.5)%
Fee-based income	2.8	4.3	(34.6)		(27.8)
Gross profit	5.6	8.3	(32.6)		(26.2)
SG&A expenses	6.6	8.5	(22.7)		(13.0)
Earnings from Operations	(1.0)	(0.2)	(362.0)

Gross profit rate	30.8%	30.7%	0.1	pts.
Expense rates:
% of revenue	36.3	31.5	4.8
% of gross profit	117.8	102.6	15.2
Operating margin	(5.5)	(0.8)	(4.7)
The change in translated U.S. dollar revenue from services in APAC PT resulted from a decrease in the translated U.S. dollar average hourly bill rates of 18.3% (10.7% on a constant currency basis), combined with a decrease in hours worked of 17.4% and the decrease in fee-based income. The decrease in the average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India. APAC PT revenue represented 0.6% of total Company revenue for the first nine months of 2009 and 2008.

OCG

	September Year to Date
					Constant
					Currency
	2009	2008	Change		Change
	(In millions of dollars)
Revenue from Services	$151.7	$164.9	(8.0)%		(6.1)%
Fee-based income	18.4	20.6	(10.9)		(5.8)
Gross profit	44.2	54.0	(18.0)		(14.9)
SG&A expenses	52.3	51.6	1.3		5.4
Earnings from Operations	(8.1)	2.4	(452.5)

Gross profit rate	29.2%	32.7%	(3.5	) pts.
Expense rates:
% of revenue	34.5	31.3	3.2
% of gross profit	118.3	95.8	22.5
Operating margin	(5.3)	1.4	(6.7)
Revenue from services in the OCG segment for the first nine months of 2009 decreased in all three regions — Americas, Europe and Asia-Pacific. OCG revenue represented 4.9% of total Company revenue for the first nine months of 2009 and 3.9% for the first nine months of 2008.
The OCG gross profit rate decreased primarily due to a shift in revenue mix among the OCG business units. Revenue in the higher-margin RPO and CWO units declined, while revenue in our lower-margin BPO unit grew modestly during the first nine months of 2009. This change in business mix, coupled with a decrease in the gross profit rates in our RPO practice as compared to the first nine months of 2008, resulted in the overall gross profit decline.
SG&A expenses increased from the prior year, due to continuing costs related to investments to build out implementation and operations infrastructure from the second and third quarters of 2008, and continued investment in new initiatives. This increase was partially offset by a reduction in salary costs in our RPO and executive placement business units, as well as an overall decrease in discretionary spending on business travel and general staffing expenses.
Financial Condition
Kelly has financed its operations through cash generated by operating activities and available from various credit facilities. As highlighted in the Consolidated Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.
Cash and Equivalents
Cash and equivalents totaled $91.0 million at the end of the third quarter of 2009, a decrease of $27.3 million from the $118.3 million at year-end 2008. As further described below, we generated $40.7 million of cash from operating activities, used $18.3 million of cash in investing activities and used $53.3 million of cash in financing activities.
Operating Activities
In the first nine months of 2009, we generated $40.7 million in cash from operating activities, as compared to $86.4 million in the first nine months of 2008. The decrease was due to the decline in operating earnings.
Trade accounts receivable totaled $707.3 million at the end of the third quarter of 2009. Global days sales outstanding at the end of the third quarter of 2009 were 52 days, compared to 51 days at the end of the third quarter of 2008.

Our working capital position was $376.7 million at the end of the third quarter of 2009 and $427.4 million at year-end 2008. The current ratio was 1.8 at the end of the third quarter of 2009 and 1.7 at year-end 2008.
Investing Activities
In the first nine months of 2009, we used $18.3 million for investing activities, compared to $56.3 million in the first nine months of 2008. Capital expenditures totaled $7.9 million for the first nine months of 2009 and $23.5 million for the first nine months of 2008.
Capital expenditures are primarily related to information technology programs. In the prior year, capital expenditures included costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project. The PeopleSoft project continues to remain on hold until at least 2011.
During the first nine months of 2009, we made the following payments: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition of CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham.
During the first nine months of 2008, we made the following net cash payments: $12.8 million related to the acquisition of the Portuguese subsidiaries of Randstad Holding N.V., $9.0 million related to the acquisition of Toner Graham, $7.6 million related primarily to the acquisition of access AG and a $3.0 million related to the acquisition of CGR/seven LLC.
Financing Activities
In the first nine months of 2009, we used $53.3 million in financing activities, compared to $8.6 million in the first nine months of 2008. Debt totaled $81.3 million at the end of the third quarter of 2009, compared to $115.2 million at year-end 2008. At the end of the third quarter of 2009, debt represented approximately 12.3% of total capital.
In the first quarter of 2009, we repaid short-term debt of $22.9 million.
During the first quarter of 2008, 0.4 million shares were repurchased for $8.0 million under the $50.0 million Class A share repurchase program authorized by the board of directors in August, 2007. A total of 2.1 million outstanding Class A shares were repurchased under the program at a total cost of $42.7 million. The share repurchase program expired in August, 2009.
No dividends were paid in the first nine months of 2009; dividends paid in the first nine months of 2008 totaled $14.2 million.
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

Effective September 28, 2009, we negotiated a new secured revolving credit facility. Our new revolver has total capacity of $90 million and carries a term of three years, maturing in September of 2012.
We are also presently in the process of establishing a 364-day, $100 million securitization facility that will provide additional liquidity. The facility should close in the fourth quarter of 2009; however, it is possible that this may not occur or that it may not occur within the expected timeframe.
We expect that the available credit under these agreements is sufficient to fund our forecasted cash needs.
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

Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. From step one of the goodwill impairment test, we determined that the estimated fair values of our Americas Commercial, APAC Commercial and EMEA PT reporting units were less than their carrying value. As a result, we performed step two of the goodwill impairment tests to determine the implied fair value of Americas Commercial, APAC Commercial and EMEA PT goodwill. From step two of the goodwill impairment test, we determined that the implied fair value of the goodwill was less than the carrying value of the goodwill for these reporting units. As a result, we recorded a goodwill impairment loss of $16.4 million related to the Americas Commercial reporting unit, $12.1 million related to the APAC Commercial reporting unit and $22.0 million related to the EMEA PT reporting unit. This expense was recorded in the asset impairments line on the consolidated statement of earnings. The estimated fair values of all other reporting units exceeded their carrying values.
Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Our projections assumed revenue remained relatively flat in the near term, followed by a recovery and long-term modest growth. Assumptions and estimates about future cash flows and discount rates are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.
Although we believe the assumptions and estimates we made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. For example, a continued worsening of the economy or assumed growth rate reduced by half for the next two years could result in the estimated fair value of the OCG segment falling below its book value. At September 27, 2009 and December 28, 2008, total goodwill amounted to $67.3 million and $117.8 million, respectively (See Notes 2 and 5).
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
In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2009 third quarter earnings.
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
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended December 28, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

June 29, 2009 through August 2, 2009	277	$11.50	—	$7.3

August 3, 2009 through August 30, 2009	—	—	—	—

August 31, 2009 through September 27, 2009	366	12.33	—	—

Total	643	$11.97	—

On August 8, 2007, the Company’s board of directors authorized the repurchase of up to $50.0 million of the Company’s outstanding Class A common shares. The Company has repurchased $42.7 million of shares in the open market. The share repurchase program expired in August, 2009. We may reacquire shares outside the program in connection with the surrender of shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 643 shares were reacquired in transactions outside the program during the quarter.
Item 6. Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 39 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.
Date: November 6, 2009

/s/ Patricia Little
Patricia Little
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2009	/s/ Michael E. Debs
Michael E. Debs
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit
No.	Description

3.1
Restated Certificate of Incorporation, effective May 6, 2009. (Reference is made to Exhibit 3.1 to the Form 8-K dated May 5, 2009, filed with the Commission on May 8, 2009, which is incorporated by reference.)

3.2	Bylaws, effective May 6, 2009. (Reference is made to Exhibit 3.2 to the Form 8-K dated May 5, 2009, filed with the Commission on May 8, 2009, which is incorporated by reference.)

4	Rights of security holders are defined in Articles Fourth, Fifth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth and Fourteenth of the Restated Certificate of Incorporation, Exhibit 3.1.

10.6
Three-year, secured, revolving credit agreement, dated September 28, 2009. (Reference is made to Exhibit 10.6 to the Form 8-K dated September 28, 2009, filed with the Commission on September 29, 2009, which is incorporated herein by reference.)

10.13
First Amendment to Loan Agreement, dated as of April 24, 2009. (Reference is made to Exhibit 10.13 to the Form 8-K dated April 24, 2009, filed with the Commission on April 28, 2009, which is incorporated herein by reference.)

10.14
Pledge and Security Agreement, dated September 28, 2009. (Reference is made to Exhibit 10.14 to the Form 8-K dated September 28, 2009, filed with the Commission on September 29, 2009, which is incorporated herein by reference.)

10.15
Second Amendment to the 5.5 billion yen term loan agreement, dated September 28, 2009. (Reference is made to Exhibit 10.15 to the Form 8-K dated September 28, 2009, filed with the Commission on September 29, 2009, which is incorporated herein by reference.)

10.16
Second Amendment to the 9.0 million euro and 5.0 million UK pound syndicated term loan facility agreement, dated September 28, 2009. (Reference is made to Exhibit 10.16 to the Form 8-K dated September 28, 2009, filed with the Commission on September 29, 2009, which is incorporated herein by reference.)

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