Form 10-K
period 2010-01-03
KELLY SERVICES INC
filed 2010-02-18
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $320,177,595.
Registrant had 31,522,711 shares of Class A and 3,459,785 of Class B common stock, par value $1.00, outstanding as of February 8, 2010.
Documents Incorporated by Reference
The proxy statement of the registrant with respect to its 2010 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I
Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS.
History and Development of Business
Founded by William R. Kelly in 1946, Kelly Services has delivered pioneering workforce solutions to customers in a variety of industries throughout our 63-year history. Our range of solutions and geographic coverage has grown steadily over the years to match the expanding needs of our customers.
We have evolved from a United States-based company concentrating primarily on traditional office staffing into a global workforce solutions leader with a breadth of specialty businesses. We currently assign professional and technical employees in the fields of creative services, education, legal and health care—while ranking as one of the world’s largest scientific staffing providers, and among the leaders in information technology, engineering and financial staffing. These specialty service lines complement our expertise in office services, contact center, light industrial and electronic assembly staffing. In addition to staffing, we offer innovative talent management solutions for our customers including outsourcing, consulting, recruitment, career transition and vendor management services.
Geographic Breadth of Services
Headquartered in Troy, Michigan, we serve customers in all major markets throughout the world. We provide temporary employment for approximately 480,000 employees annually to a variety of customers around the globe — including more than 90 percent of the Fortune 500 companies.
Kelly’s workforce solutions are provided to a diversified group of customers through offices in three regions: the Americas, Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific (“APAC”).
Description of Business Segments
Our operations are divided into seven principal business segments: Americas Commercial, Americas Professional and Technical (“Americas PT”), EMEA Commercial, EMEA Professional and Technical (“EMEA PT”), APAC Commercial, APAC Professional and Technical (“APAC PT”) and the Outsourcing and Consulting Group (“OCG”).
Americas Commercial
Our Americas Commercial segment includes: Kelly Office Services, offering trained employees who work in word processing, data entry and as administrative support staff; KellyConnect, providing staff for contact centers, technical support hotlines and telemarketing units; Kelly Educational Staffing, the first nationwide program supplying qualified substitute teachers; Kelly Marketing Services, including support staff for seminars, sales and trade shows; Kelly Electronic Assembly Services, providing technicians to serve the technology, aerospace and pharmaceutical industries; Kelly Light Industrial Services, placing maintenance workers, material handlers and assemblers; KellySelect, a temporary to full-time service that provides both customers and temporary staff the opportunity to evaluate their relationship before making a full-time employment decision; and KellyDirect, a permanent placement service used across all staffing business units.

Americas PT
Our Americas PT segment includes a number of industry-specific services: CGR/seven, placing employees in creative services positions; Kelly Engineering Resources, supplying engineering professionals across all disciplines including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Kelly Financial Resources, serving the needs of corporate finance departments, accounting firms and financial institutions with professional personnel; Kelly Government Solutions, providing a full spectrum of talent management solutions to the U.S. federal government; Kelly Healthcare Resources, providing all levels of healthcare specialists and professionals for work in hospitals, ambulatory care centers, HMOs and other health insurance companies; Kelly IT Resources, placing information technology specialists across all IT disciplines; Kelly Law Registry, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists and legal administrators; and Kelly Scientific Resources, providing entry-level to Ph.D. professionals to a broad spectrum of scientific and clinical research industries. Our temporary-to-hire service, KellySelect, and permanent placement service, KellyDirect, are also offered in this segment.
EMEA Commercial
Our EMEA Commercial segment provides a similar range of commercial staffing services as described for our Americas Commercial segment above, including: Kelly Office Services, KellyConnect, Kelly Educational Staffing, Kelly Light Industrial Services and KellySelect. Additional service areas of focus include Kelly Catering and Hospitality, providing chefs, porters and hospitality representatives; and Kelly Industrial, supplying manual workers to semi-skilled professionals in a variety of trade, non-trade and operational positions.
EMEA PT
Our EMEA PT segment provides many of the same services as described for our Americas PT segment, including: Kelly Engineering Resources, Kelly Financial Resources, Kelly Healthcare Resources, Kelly IT Resources and Kelly Scientific Resources.
APAC Commercial
Our APAC Commercial segment offers a similar range of commercial staffing services as described for our Americas and EMEA Commercial segments above, through staffing solutions that include permanent placement, temporary staffing, temporary to full-time staffing and vendor on-site.
APAC PT
Our APAC PT segment provides many of the same services as described for our Americas and EMEA PT segments, including: Kelly Engineering Resources, Kelly IT Resources and Kelly Scientific Resources. Additional service areas include Kelly Selection and Kelly Executive (Australia and New Zealand only) which offer mid- to senior-level search and selection to identify leaders who help organizations grow, in core practice areas such as HR, Sales and Marketing, Finance, Procurement and General Management.
OCG
Our Outsourcing and Consulting Group segment delivers integrated talent management solutions configured to satisfy our customers’ needs across multiple regions, skill sets and the entire spectrum of human resources. Services in this segment include: Recruitment Process Outsourcing (“RPO”), offering end-to-end talent acquisition solutions, including customized recruitment projects; Contingent Workforce Outsourcing (“CWO”), providing globally managed service solutions that integrate supplier and vendor management technology partners to optimize contingent workforce spend; Independent Contractor Solutions, delivering evaluation, classification and risk management services that enable safe access to this critical talent pool; Business Process Outsourcing (“BPO”), offering full staffing and operational management of non-core functions or departments; HR Consulting, providing human capital solutions from consulting resources and services, to global mobility and strategic workforce planning; Career Transition & Organizational Effectiveness, offering a range of custom solutions to maintain effective operations and maximize employee motivation and performance in the wake of corporate restructurings; and Executive Search, providing leadership in executive placement worldwide.
Financial information regarding our industry segments is included in the Segment Disclosure note to our consolidated financial statements presented in Part II, Item 8 of this report.

Business Objectives
Kelly’s philosophy is rooted in our conviction that we can and do make a difference on a daily basis— for our customers, in the lives of our employees, in the local communities we serve and in our industry. Our vision is “To provide the world’s best workforce solutions.” We aspire to be a strategic business partner to our customers, and strive to assist them in running efficient, profitable organizations. Our consultative approach to customer relationships leverages a collective expertise spanning more than 60 years of thought leadership, while Kelly solutions are customizable to benefit them on any scope or scale required.
For most of our customers, navigating the human capital arena has never been more complex. As the use of contingent labor, consultants, and independent contractors becomes more prevalent and critical to the ongoing success of our customer base—our core competencies are refined to help them realize their respective business objectives. Kelly offers a comprehensive array of outsourcing and consulting services, as well as world-class staffing on a temporary, temp-to-hire and permanent placement basis. Kelly will continue to deliver the strategic expertise our customers need to transform their workforce management challenges into opportunity.
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
Working Capital
Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth.
Customers
We are not dependent on any single customer, or a limited segment of customers. Our largest single customer accounted for approximately four percent of total revenue in 2009.
Government Contracts
Although we conduct business under various federal, state, and local government contracts, they do not account for a significant portion of our business.
Competition
The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2009, our largest competitors were Adecco S.A, Manpower Inc., Randstad Holding N.V., Allegis Group, Robert Half International, Inc. and Spherion Corporation.
Key factors that influence our success are geographic coverage, breadth of service, quality of service, and price.
Geographic presence is of utmost importance, as temporary employees are generally unwilling to travel great distances for assignment, and customers prefer working with companies in their local market. Breadth of service, or ability to manage staffing suppliers, has become more critical as customers seek “one-stop shopping” for all their staffing needs.

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
Employees
We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 6,800 staff members in our international network of branch offices. In 2009, we assigned approximately 480,000 temporary employees with a variety of customers around the globe.
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
The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies. While the majority of our competitors are significantly smaller than us, several competitors, including Adecco S.A., Manpower Inc., Randstad Holding N.V., Allegis Group, Robert Half International, Inc. and Spherion Corporation, have substantial marketing and financial resources. In particular, Adecco S.A., Manpower Inc., and Randstad Holding N.V. are considerably larger than we are and, thus have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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
Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. We may also experience more competitive pricing pressure during periods of economic downturn. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or certain other countries in which we operate has a material adverse effect on our business, financial condition and results of operations. In 2009, the already-weak economic conditions and employment trends present at the start of the year, continued to worsen as the year progressed. The weakened global economy significantly affected our earnings performance in 2009. We cannot predict when the global economy will begin to recover or when and to what extent conditions affecting the temporary staffing industry will improve. We also cannot ensure that the actions we have taken or may take in the future in response to these challenges will be successful or that our business, financial condition or results of operations will not continue to be adversely impacted by these conditions.
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
We depend on our ability to attract and retain qualified temporary personnel (employed directly by us or through a third-party supplier).
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
Failure to maintain specified financial covenants in our bank credit facilities could adversely restrict our financial and operating flexibility and subject us to other risks, including access to capital markets.
Our Bank Credit Facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. In the past year, we did not meet certain of the covenant requirements, received temporary waivers of those requirements and subsequently renegotiated our Bank Credit Facilities. Our ability to continue to meet these financial covenants, particularly with respect to EBITDA coverage (see Debt Note 8 in the footnotes to the consolidated financial statements), may not be assured. If we default under any of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all.

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
In the fourth quarter of 2004, we commenced the PeopleSoft project to replace our payroll, billing and accounts receivable information systems in the United States, Canada, Puerto Rico, the United Kingdom and Ireland. To date we have several modules in production including accounts receivable and payroll in Canada and payroll and billing in the United Kingdom and Ireland. We are delaying implementation of the remaining components, including payroll and billing in the United States and billing in Canada, until at least 2011 and do not have an estimate of the cost for completion. There is a risk that if the remaining modules are not completed or the cost of completion is prohibitive, an impairment charge relating to all or a portion of the $6.2 million capitalized cost of the in-process modules could be required.
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
Our business is subject to extensive government regulation, which may restrict the types of employment services we are permitted to offer or result in additional or increased taxes, including payroll taxes, or other costs that reduce our revenues and earnings.
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
Our restated certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. The acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.
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
The combined usable floor space in the headquarters complex is approximately 350,000 square feet. Our buildings are in good condition and are currently adequate for their intended purpose and use. We also own undeveloped land in Troy and northern Oakland County, Michigan, for possible future expansion.
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
There were no matters submitted to a vote of security holders in the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividends
Our Class A and Class B common stock is traded on the NASDAQ Global Market under the symbols “KELYA” and “KELYB,” respectively. The high and low selling prices for our Class A common stock and Class B common stock as quoted by the NASDAQ Global Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported in the table below. Payments of dividends are restricted by the financial covenants contained in our short- and long-term debt facilities, as described in the Debt footnote to the consolidated financial statements.

	Per share amounts (in dollars)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2009
Class A common
High	$14.13	$12.99	$14.10	$13.69	$14.13
Low	6.11	7.68	10.39	10.01	6.11

Class B common
High	14.50	11.65	14.12	14.99	14.99
Low	9.21	10.00	10.74	11.18	9.21

Dividends	—	—	—	—	—

2008
Class A common
High	$21.38	$23.20	$21.53	$19.68	$23.20
Low	15.01	19.38	16.50	9.47	9.47

Class B common
High	25.99	22.01	20.00	22.92	25.99
Low	19.55	19.75	17.00	10.99	10.99

Dividends	.135	.135	.135	.135	.54
Holders
The number of holders of record of our Class A and Class B common stock were 5,715 and 415, respectively, as of February 8, 2010.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			of Shares (or	Dollar Value) of
	Total Number	Average	Units) Purchased	Shares (or Units)
	of Shares	Price Paid	as Part of Publicly	That May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
(in millions of dollars)
September 28, 2009 through November 1, 2009	575	$12.47	—	$—

November 2, 2009 through November 29, 2009	—	—	—	—

November 30, 2009 through January 3, 2010	7,608	11.93	—	—

Total	8,183	$11.97	—

On August 8, 2007, the board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. In connection with this program, which expired in August, 2009, the Company repurchased $42.7 million of shares in the open market. We may reacquire shares outside the program in connection with the surrender of shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 8,183 shares were reacquired in transactions outside the repurchase program during the Company’s fourth quarter.

Performance Graph
The following graph compares the cumulative total return of our Class A common stock with that of the S&P MidCap 400 Index, the S&P 600 SmallCap Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2009. The graph assumes an investment of $100 on December 31, 2004 and that all dividends were reinvested. Standard & Poor’s often makes S&P index changes for the S&P MidCap 400 and the S&P SmallCap 600 at the end of the year. As a result of these changes Kelly Services moved from the S&P MidCap 400 to the S&P SmallCap 600 Index. We have included both indices in the Total Return Performance Graph below.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2004 – December 31, 2009

	2004	2005	2006	2007	2008	2009
Kelly Services, Inc.	$100.00	$88.10	$98.85	$65.11	$46.86	$42.98
S&P MidCap 400 Index	$100.00	$112.55	$124.16	$134.06	$85.51	$117.49
S&P SmallCap 600 Index	$100.00	$107.68	$123.96	$123.59	$85.19	$106.98
S&P 1500 Human Resources and Employment Services Index	$100.00	$115.19	$137.77	$105.14	$67.65	$93.50

ITEM 6.	SELECTED FINANCIAL DATA.
The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years. This table should be read in conjunction with the other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this report.

(In millions except per share amounts)	2009 (1,2)	2008 (2)	2007	2006	2005

Revenue from services	$4,314.8	$5,517.3	$5,667.6	$5,546.8	$5,186.4
(Loss) earnings from continuing operations	(105.1)	(81.7)	53.7	56.8	37.7
Earnings (loss) from discontinued operations, net of tax (3)	0.6	(0.5)	7.3	6.7	1.6
Net (loss) earnings	(104.5)	(82.2)	61.0	63.5	39.3

Basic (loss) earnings per share (4):
(Loss) earnings from continuing operations	(3.01)	(2.35)	1.46	1.56	1.05
Earnings (loss) from discontinued operations	0.02	(0.02)	0.20	0.18	0.05
Net (loss) earnings	(3.00)	(2.37)	1.65	1.74	1.09

Diluted (loss) earnings per share (4):
(Loss) earnings from continuing operations	(3.01)	(2.35)	1.45	1.55	1.04
Earnings (loss) from discontinued operations	0.02	(0.02)	0.20	0.18	0.05
Net (loss) earnings	(3.00)	(2.37)	1.65	1.73	1.09

Dividends per share
Classes A and B common	—	0.54	0.52	0.45	0.40

Working capital	360.8	427.4	478.6	463.3	428.0
Total assets	1,301.7	1,457.3	1,574.0	1,469.4	1,312.9
Total noncurrent liabilities	197.7	203.8	200.5	142.6	119.9

(1)	Fiscal year included 53 weeks.

(2)	Included in results of continuing operations are asset impairments of $53.1 million in 2009 and $80.5 million in 2008.

(3)	As discussed in Note 4 to the consolidated financial statements, Kelly Home Care (“KHC”) was sold effective March 31, 2007 for an after-tax gain of $6.2 million. Additionally, Kelly Staff Leasing (“KSL”) was sold effective December 31, 2006 for an after-tax gain of $2.3 million. In accordance with the Discontinued Operations Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, the gains on the sales as well as KHC’s and KSL’s results of operations for the current and prior periods have been reported as discontinued operations in the Company’s consolidated statements of earnings.

(4)	In June 2008, the FASB issued guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method. This guidance was effective beginning with the first quarter of 2009, and all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this guidance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
Fiscal 2009 was one of the most challenging in Kelly’s 63-year history. Global economic conditions had a profound and unprecedented impact on our financial performance, and fundamental changes in the staffing market emerged, as larger companies increased their focus on developing comprehensive solutions for managing their workforce going forward. For the fiscal year, we reported a net loss from continuing operations of $3.01 per diluted share, compared to a net loss of $2.35 per share in 2008. Our gross profit rate for the year declined to 16.3% from 17.7% in 2008, primarily due to changing business mix and declining fee-based income.
During this period, we took the opportunity to reassess our operations and adjust our strategy — reshaping Kelly to become leaner, more agile and more customer-focused. Amidst a deep and prolonged global recession, we moved aggressively to restructure our operations by closing and consolidating branches, eliminating unprofitable staffing operations in certain countries, reducing workforce, controlling costs and becoming more efficient in our service delivery to our customers.
As a result of our actions, we incurred $30 million of global restructuring costs in 2009, representing primarily severance, lease terminations and asset write-offs. The discretionary and structural cost-containment initiatives we implemented in late 2008 more than offset the effects of this additional spending. As a result, total expenses for 2009, including restructuring costs, were $173 million below 2008.
We intend to remain vigilant in controlling costs and leveraging our lower expense base to focus on profitability in the year ahead. We have adjusted our strategy to meet the changes in the marketplace and remain committed to achieving profitability in each operation, accelerating growth of higher-margin services such as our professional and technical disciplines, increasing our focus on customer acquisition and partnering with our valued customers to effectively manage their workforce needs through our Outsourcing and Consulting Group.
Results of Operations
2009 versus 2008
Revenue from services for 2009 totaled $4.31 billion, a decrease of 21.8% from 2008. This was the result of a decrease in hours worked of 18.7% combined with a decrease in average hourly bill rates of 5.0% (1.2% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $86.1 million, or 2.0% of total revenue, for 2009, a decrease of 43.1% as compared to $151.3 million for 2008. Revenue for 2009 decreased in all seven business segments, reflecting the global economic slowdown.

Compared to 2008, the U.S. dollar was stronger against many foreign currencies, including the euro, British pound, Australian dollar and Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was lower than would have otherwise been reported. On a constant currency basis, revenue for 2009 decreased 19.2% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2009 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2008. We believe that constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on revenue for 2009 on a 53-week reported basis:

	Revenue from Services
	2009	2008
	(53 Weeks)	(52 Weeks)	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$2,006.1	$2,516.7	(20.3)%
Americas PT	793.4	938.2	(15.4)

Total Americas Commercial and PT — Constant Currency	2,799.5	3,454.9	(19.0)

EMEA Commercial	984.3	1,310.5	(24.9)
EMEA PT	154.0	172.5	(10.7)

Total EMEA Commercial and PT — Constant Currency	1,138.3	1,483.0	(23.2)

APAC Commercial	299.2	336.0	(11.0)
APAC PT	26.0	34.3	(24.3)

Total APAC Commercial and PT — Constant Currency	325.2	370.3	(12.2)

OCG — Constant Currency	222.3	233.3	(4.7)

Less: Intersegment revenue	(25.3)	(24.2)	5.0

Total Revenue from Services — Constant Currency	4,460.0	5,517.3	(19.2)
Foreign Currency Impact	(145.2)

Revenue from Services	$4,314.8	$5,517.3	(21.8)%

In addition, the 2009 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. The 53rd week added approximately 1% to 2009 revenue.
Gross profit of $701.7 million was 28.2% lower than the gross profit of $977.6 million for the prior year. The gross profit rate for 2009 was 16.3%, versus 17.7% for 2008. Compared to the prior year, the gross profit rate decreased in all business segments, with the exception of APAC PT. The decrease in the gross profit rate is primarily due to decreases in fee-based income, lower margins as a result of business and customer mix and a lower level of favorable workers’ compensation adjustments in the Americas. Our average mark-up has been impacted by shifts to a higher proportion of light industrial business compared to clerical, and to large corporate customers compared to retail.
Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates.
As more fully described in Critical Accounting Estimates, we regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $2.8 million for 2009. This compares to an adjustment reducing prior year workers’ compensation claims by $12.7 million for 2008.
Selling, general and administrative (“SG&A”) expenses totaled $794.7 million, a year-over-year decrease of $172.7 million, or 17.9% (14.8% on a constant currency basis). Included in SG&A expenses for 2009 are litigation costs of $5.3 million and restructuring charges of $29.9 million, of which $14.4 million related to severance, $7.9 million related to lease termination costs and $7.6 million related to asset write-offs and other costs. Included in SG&A expenses for 2008 are litigation costs of $22.5 million and restructuring costs of $6.5 million.

Starting in the third quarter of 2008, we began taking selected cost savings actions, including employee headcount reductions and branch closings. In January, 2009, we initiated a more significant restructuring plan for our U.K. operations, and completed it during the year. Throughout 2009, we continued to expand our focus to achieve further cost savings and related efficiencies by assessing the scale of our global branch network, along with permanent employee headcount levels. By the 2009 year end, our restructuring actions encompassed a global reach beyond that originally anticipated. Accordingly, we included all related costs, including severance and lease terminations, in connection with these actions taken around the world, in our reported restructuring charges for 2009 and 2008. Refer to the segment discussions for more detail of the restructuring actions.
The largest components of the $172.7 million year-over-year decrease in SG&A expenses are approximately $110 million of structural changes, $55 million of compensation and other discretionary savings and the $17 million decrease in year-over-year litigation costs, partially offset by restructuring charges and incremental costs related to prior year’s acquisitions and investments. Structural changes represent the restructuring actions we have taken around the world during the last 18 months to reduce expenses, including a reduction of approximately 1,900 full-time employees and the closing, sale or consolidation of approximately 240 branches, some of which are still in process. Compensation and other discretionary savings represent the impact of expense-reduction initiatives implemented during the first quarter, including suspension of headquarters and field-based incentive compensation and retirement matching contribution, along with a reduction in discretionary spending on travel and general expenses.
During 2009, asset impairment charges of $53.1 million were also recorded. Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. This resulted in the recognition of a goodwill impairment loss of $50.5 million in total, of which $16.4 million related to the Americas Commercial segment, $12.1 million related to the APAC Commercial segment and $22.0 million related to the EMEA PT segment.
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
During 2008, we recorded goodwill impairment charges of $50.4 million related to the EMEA Commercial segment, long-lived asset impairment charges of $11.4 million related to U.K. and an other-than-temporary impairment of $18.7 million related to our investment in Temp Holdings.
As a result of the above, we reported a loss from operations for 2009 totaling $146.1 million, compared to $70.3 million reported for 2008.
Income tax benefit on continuing operations for 2009 was $43.2 million, compared to expense of $8.0 million for 2008. Income taxes were negatively impacted in 2009 and 2008 by non-deductible impairment charges and valuation allowances on operating losses and restructuring charges in certain foreign countries, offset by work opportunity tax credits in the U.S. 2009 income taxes also benefited from investments in life insurance policies used to fund the Company’s deferred compensation plan, which generated non-taxable income in 2009, and non-deductible losses in 2008. The Company incurred tax losses in 2009 in the United States and a number of foreign countries. Continued tax losses in these jurisdictions could result in recording an additional valuation allowance against the Company’s deferred tax assets. See Note 14, Income Taxes, in the Notes to Consolidated Financial Statements.
Loss from continuing operations was $105.1 million in 2009, compared to $81.7 million in 2008. Included in loss from continuing operations in 2009 were $50.0 million, net of tax, of asset impairment charges, $24.0 million, net of tax, of restructuring charges and $3.3 million, net of tax, related to litigation expenses. Included in loss from continuing operations in 2008 were $77.2 million, net of tax, of impairment charges, $13.9 million, net of tax, of litigation expenses and $5.3 million, net of tax, of restructuring charges.

Discontinued operations include the operating results of Kelly Home Care (“KHC”), which was sold in 2007 and Kelly Staff Leasing (“KSL”), which was sold in 2006. Earnings from discontinued operations totaled $0.6 million for 2009, compared to a loss of $0.5 million for 2008. These amounts represent adjustments to assets and liabilities retained as part of the sale agreements.
Net loss for 2009 totaled $104.5 million, compared to $82.2 million in 2008. Diluted loss from continuing operations per share for 2009 was $3.01, as compared to diluted loss from continuing operations per share of $2.35 for 2008.
Effective with the first quarter of 2009, we adopted the provisions of Financial Accounting Standards Board guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method in accordance with generally accepted accounting principles. Accordingly, all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this guidance. Adopting these provisions had no effect on previously reported basic or diluted earnings per share for the year ended December 28, 2008.
Americas Commercial

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$1,980.3	$2,516.7	(21.3)%		(20.3)%
Fee-based income	6.6	15.7	(58.4)		(56.8)
Gross profit	290.7	399.0	(27.1)		(26.3)
SG&A expenses excluding restructuring charges	273.2	328.2	(16.7)
Restructuring charges	7.2	0.9	NM
Total SG&A expenses	280.4	329.1	(14.8)		(13.8)
Earnings from Operations	10.3	69.9	(85.1)

Gross profit rate	14.7%	15.9%	(1.2	) pts.
Expense rates (excluding restructuring charges):
% of revenue	13.8	13.0	0.8
% of gross profit	93.9	82.2	11.7
Operating margin	0.5	2.8	(2.3)
The change in Americas Commercial revenue from services reflected a decrease in hours worked of 20.3%, combined with a decrease in average hourly bill rates of 0.9% (an increase of 0.3% on a constant currency basis). Americas Commercial represented 45.9% of total Company revenue for 2009 and 45.6% for 2008.
The decrease in the gross profit rate was due to lower fee-based income, an increase in the proportion of lower-margin light industrial business to higher-margin clerical business, as well as the impact of lower favorable workers’ compensation adjustments from prior years. Of the total $2.8 million adjustment in 2009 noted above, $2.4 million is reflected in the results of Americas Commercial. This compares to an adjustment of $10.5 million in 2008.
The decrease in SG&A expenses reflects reduced salaries and incentive compensation related to expense control initiatives. Restructuring charges in 2009 and 2008 include severance, lease termination and other costs to close or consolidate approximately 115 branches.

Americas PT

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$792.6	$938.2	(15.5)%		(15.4)%
Fee-based income	9.4	19.4	(51.5)		(51.4)
Gross profit	125.1	161.7	(22.6)		(22.5)
SG&A expenses excluding restructuring charges	100.9	113.3	(10.9)
Restructuring charges	1.0	—	NM
Total SG&A expenses	101.9	113.3	(10.0)		(9.8)
Earnings from Operations	23.2	48.4	(52.2)

Gross profit rate	15.8%	17.2%	(1.4	) pts.
Expense rates (excluding restructuring charges):
% of revenue	12.7	12.1	0.6
% of gross profit	80.7	70.1	10.6
Operating margin	2.9	5.2	(2.3)
The change in Americas PT revenue from services reflected a decrease in hours worked of 15.3%, partially offset by an increase in average billing rates of 0.7% (0.8% on a constant currency basis). Americas PT revenue represented 18.4% of total Company revenue for 2009 and 17.0% for 2008.
The Americas PT gross profit rate decreased, due primarily to lower fee-based income, changes in customer mix and higher growth in certain lower-margin customer accounts.
The decrease in SG&A expenses was primarily due to lower incentive compensation, combined with reduced recruiting and retention, travel and other costs as a result of lower volume and cost-savings initiatives.
EMEA Commercial

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$895.2	$1,310.5	(31.7)%		(24.9)%
Fee-based income	16.6	39.5	(58.0)		(52.6)
Gross profit	140.2	227.3	(38.4)		(32.5)
SG&A expenses excluding restructuring charges	150.3	226.5	(33.7)
Restructuring charges	15.6	3.9	301.4
Total SG&A expenses	165.9	230.4	(28.0)		(20.2)
Earnings from Operations	(25.7)	(3.1)	NM

Gross profit rate	15.7%	17.4%	(1.7	) pts.
Expense rates (excluding restructuring charges):
% of revenue	16.8	17.3	(0.5)
% of gross profit	107.2	99.6	7.6
Operating margin	(2.9)	(0.2)	(2.7)
The change in revenue from services in EMEA Commercial resulted from a 28.8% decrease in hours worked and a decrease in fee-based income, combined with a decrease in average hourly bill rates of 7.6% (an increase of 1.9% on a constant currency basis). EMEA Commercial revenue represented 20.7% of total Company revenue for 2009 and 23.8% for 2008.

The decrease in the gross profit rate was due primarily to decreases in fee-based income, a decline in temporary margins due to pricing pressure and shift in customer mix to corporate accounts, along with the effect of French payroll tax credits recorded in 2008, which contributed approximately 30 basis points to the EMEA Commercial gross profit rate.
During 2009, EMEA Commercial completed a significant restructuring within the United Kingdom and exited the staffing business in Spain, Turkey, Ukraine and Finland. These restructuring actions resulted in the closure of approximately 85 branches and reduction of approximately 525 permanent employees during 2009. Total restructuring costs for EMEA Commercial in 2009 included $5.0 million of severance, $4.4 million of lease termination costs and $6.2 million of asset write-offs and other costs. These actions and other cost-savings initiatives resulted in the decrease in SG&A expenses.
EMEA PT

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$141.9	$172.5	(17.8)%		(10.7)%
Fee-based income	15.7	26.8	(41.2)		(33.2)
Gross profit	37.8	51.2	(26.2)		(18.8)
SG&A expenses	40.6	48.9	(16.9)		(8.5)
Earnings from Operations	(2.8)	2.3	NM

Gross profit rate	26.6%	29.7%	(3.1	) pts.
Expense rates:
% of revenue	28.6	28.3	0.3
% of gross profit	107.6	95.5	12.1
Operating margin	(2.0)	1.3	(3.3)
The change in revenue from services in EMEA PT resulted from the decrease in fee-based income, a decrease in hours worked of 10.7%, combined with a 3.7% decrease in average hourly bill rates (an increase of 3.9% on a constant currency basis). EMEA PT revenue represented 3.3% of total Company revenue for 2009 and 3.1% for 2008.
The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income. SG&A expenses declined, due to reductions in personnel and incentive compensation.

APAC Commercial

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$284.9	$336.0	(15.2)%		(11.0)%
Fee-based income	9.7	17.0	(43.0)		(40.6)
Gross profit	41.6	56.3	(26.1)		(22.6)
SG&A expenses excluding restructuring charges	44.6	56.6	(21.3)
Restructuring charges	1.6	—	NM
Total SG&A expenses	46.2	56.6	(18.5)		(14.8)
Earnings from Operations	(4.6)	(0.3)	NM

Gross profit rate	14.6%	16.8%	(2.2	) pts.
Expense rates (excluding restructuring charges):
% of revenue	15.6	16.8	(1.2)
% of gross profit	107.0	100.5	6.5
Operating margin	(1.6)	(0.1)	(1.5)
The change in revenue from services in APAC Commercial resulted from a decrease in average hourly bill rates of 11.6% (7.1% on a constant currency basis), combined with the decrease in fee-based income and a decrease in hours worked of 2.6%. The decrease in the average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia. APAC Commercial revenue represented 6.6% of total Company revenue for 2009 and 6.1% for 2008.
The decrease in the APAC Commercial gross profit rate was primarily due to decreases in fee-based income. SG&A expenses declined, due to reductions in personnel and incentive compensation.
APAC PT

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$25.4	$34.3	(26.0)%		(24.3)%
Fee-based income	3.8	5.1	(25.0)		(21.0)
Gross profit	7.7	10.2	(25.1)		(22.6)
SG&A expenses	9.2	10.7	(14.2)		(9.9)
Earnings from Operations	(1.5)	(0.5)	(224.9)

Gross profit rate	30.2%	29.8%	0.4	pts.
Expense rates:
% of revenue	36.2	31.2	5.0
% of gross profit	119.8	104.6	15.2
Operating margin	(6.0)	(1.4)	(4.6)
The change in translated U.S. dollar revenue from services in APAC PT resulted from a decrease in the translated U.S. dollar average hourly bill rates of 13.4% (11.8% on a constant currency basis), combined with a decrease in hours worked of 14.8% and the decrease in fee-based income. The decrease in the average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India. APAC PT revenue represented 0.6% of total Company revenue for 2009 and 2008.
SG&A expenses declined, due to reductions in personnel and incentive compensation.

OCG

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$219.9	$233.3	(5.7)%		(4.7)%
Fee-based income	24.4	27.8	(12.3)		(9.4)
Gross profit	59.7	72.9	(18.0)		(16.1)
SG&A expenses excluding restructuring charges	69.6	69.5	0.0
Restructuring charges	1.9	0.5	328.4
Total SG&A expenses	71.5	70.0	2.0		4.3
Earnings from Operations	(11.8)	2.9	NM

Gross profit rate	27.2%	31.2%	(4.0	) pts.
Expense rates (excluding restructuring charges):
% of revenue	31.7	29.8	1.9
% of gross profit	116.6	95.6	21.0
Operating margin	(5.3)	1.2	(6.5)
Revenue from services in the OCG segment for 2009 decreased in all three regions — Americas, Europe and Asia-Pacific. OCG revenue represented 5.1% of total Company revenue for 2009 and 4.2% for 2008.
The OCG gross profit rate decreased primarily due to a shift in revenue mix among the OCG business units. Revenue in the higher-margin recruitment process outsourcing (“RPO”) and contingent workforce outsourcing (“CWO”) units declined, while revenue in our lower-margin business process outsourcing (“BPO”) unit grew modestly during 2009. This change in business mix, coupled with a decrease in the gross profit rates in our RPO practice as compared to 2008, resulted in the overall gross profit decline.
Total SG&A expenses were relatively unchanged from the prior year. Continuing costs related to investments to build out implementation and operations infrastructure from the second and third quarters of 2008, and continued investment in new initiatives, were partially offset by a reduction in salary costs in our RPO and executive placement business units, as well as an overall decrease in discretionary spending on business travel and general staffing expenses.
Results of Operations
2008 versus 2007
Revenue from services for 2008 totaled $5.5 billion, a decrease of 2.7% from 2007. This was the result of a decrease in hours worked of 8.3%, partially offset by an increase in average hourly bill rates of 4.1% (3.0% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $151.3 million, or 2.7% of total revenue for 2008, an increase of 11.1% as compared to $136.3 million in 2007. Revenue decreased in the Americas Commercial and Americas PT business segments and increased in each of the five other business segments. Reflecting the accelerating slowdown in the global economy, the trend in revenue growth during 2008 was negative in all business units, with the largest decline occurring in the fourth quarter.

Compared to 2007, the U.S. dollar was weaker against certain foreign currencies, including the euro and the Swiss franc. As a result, our consolidated U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, 2008 revenue from services decreased 3.7% as compared with 2007. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2008:

	Revenue from Services
	2008	2007	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$2,514.9	$2,772.5	(9.3)%
Americas PT	938.2	950.3	(1.3)

Total Americas Commercial and PT — Constant Currency	3,453.1	3,722.8	(7.2)

EMEA Commercial	1,271.3	1,292.3	(1.6)
EMEA PT	166.1	158.8	4.6

Total EMEA Commercial and PT — Constant Currency	1,437.4	1,451.1	(1.0)

APAC Commercial	326.9	310.6	5.2
APAC PT	32.7	26.7	22.4

Total APAC Commercial and PT — Constant Currency	359.6	337.3	6.6

OCG — Constant Currency	231.7	180.0	28.8

Less: Intersegment revenue	(24.2)	(23.6)	(2.4)

Total Revenue from Services — Constant Currency	5,457.6	5,667.6	(3.7)
Foreign Currency Impact	59.7

Revenue from Services	$5,517.3	$5,667.6	(2.7)%

Gross profit of $977.6 million was 1.2% lower than in 2007. Gross profit as a percentage of revenues was 17.7% in 2008 and increased 0.2 percentage points compared to the 17.5% rate in 2007. Compared to 2007, the gross profit rate increased in the EMEA PT and OCG segments, and was relatively flat in the Americas Commercial business segment. The gross profit rate decreased in all other business segments. The improvement in the gross profit rate was primarily due to growth in fee-based income.
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
As a result of regularly updating our estimates of the ultimate cost of open workers’ compensation claims, we reduced the estimated cost of 2008 workers’ compensation claims by $12.7 million. This compares to an adjustment reducing prior year workers’ compensation claims by $11.6 million in 2007.
SG&A expenses totaled $967.4 million, an increase of 6.4% (5.2% on a constant currency basis) from 2007. SG&A expenses expressed as a percentage of gross profit were 99.0% in 2008, a 7.1 percentage point increase compared to the 91.9% rate in 2007. Included in SG&A expenses for 2008 are $22.5 million of litigation costs for several pending lawsuits. (See Note 17, Contingencies, in the Notes to Consolidated Financial Statements for further discussion.) Also included in SG&A expenses for 2008 was $6.5 million of costs related to global restructuring charges. Included in SG&A expenses for 2007 were $8.9 million of expenses related to 2007 Americas and U.K. restructuring actions.
During the fourth quarter of 2008, impairment charges of $80.5 million were also recorded. We completed our goodwill impairment test during the fourth quarter of 2008 and, due to worsening economic conditions, the Company’s discounted cash flow forecast for future years was revised. This resulted in the recognition of a goodwill impairment loss of $50.4 million in the EMEA Commercial segment in 2008. At December 28, 2008, the Company also determined that its available-for-sale investment in Temp Holdings Co. Ltd. (“Temp Holdings,” formerly Tempstaff), a Japanese staffing company, was impaired and an other-than-temporary impairment of $18.7 million was recorded. While Temp Holdings’ performance was strong, its value was affected by global market movements. The Company’s determination that the impairment was other-than-temporary was based on the length of time (approximately nine months as of December 28, 2008) and extent to which the market value of the investment had been less than cost.

Additionally, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value, determined by estimated future discounted cash flows. The Company’s evaluation as of December 28, 2008, which included consideration of a history of losses in the U.K. and uncertainty around future financial projections, resulted in an $11.4 million reduction in the carrying value of long-lived assets in the U.K.
As a result of the above, the Company reported losses from operations for 2008 of $70.3 million, compared to earnings from operations of $80.1 million reported in 2007.
Other expense was $3.4 million in 2008, compared to income of $3.2 million in 2007. Included in other expense for 2008 was $3.7 million of foreign exchange losses booked primarily in the fourth quarter, related to yen-denominated net debt for the Temp Holdings investment and ruble-denominated intercompany balances in Russia. Foreign exchange losses were not significant in 2007.
Income tax expense on continuing operations for 2008 was $8.0 million, compared to expense of $29.6 million in 2007. Most of the impairment and restructuring charges were not tax deductible. In foreign countries where future tax deductions are possible, a valuation allowance was recorded against the deferred tax assets created by the charges. The valuation allowances related to impairment and restructuring charges equaled $2.2 million in Germany, $7.9 million in Japan and $1.3 million in the United Kingdom. The 2008 income tax expense was also impacted by nondeductible losses in the cash surrender value of life insurance policies used to fund the Company’s deferred compensation plans, and by losses in foreign countries which were not currently deductible.
Loss from continuing operations was $81.7 million in 2008, compared to earnings of $53.7 million in 2007. Included in loss from continuing operations in 2008 were $77.2 million, net of tax, of impairment charges, $13.9 million, net of tax, of litigation expenses, $5.3 million, net of tax, of restructuring costs and $1.6 million of French payroll tax credits, net of tax. Included in earnings from continuing operations in 2007 were $7.8 million of expenses, net of tax, related to the U.K. and Americas restructuring actions and $3.2 million of French payroll tax credits, net of tax.
Loss from discontinued operations, which includes KHC’s and KSL’s operating results, totaled $0.5 million for 2008, compared to earnings of $7.3 million for 2007. Discontinued operations for 2008 represent adjustments to assets and liabilities retained as part of the sale agreements. Discontinued operations for 2007 included the $6.2 million gain, net of tax, on the sale of KHC.
Net loss in 2008 was $82.2 million, compared to earnings of $61.0 million in 2007. Diluted loss per share from continuing operations for 2008 was $2.35, as compared to diluted earnings per share from continuing operations of $1.45 in 2007. Diluted loss per share from continuing operations for 2008 included the $2.22 per share cost of impairments, $0.40 per share cost of litigation expenses, $0.15 per share cost of restructuring costs and a $0.05 per share benefit related to French payroll tax credits. Diluted earnings per share from continuing operations for 2007 included $0.21 per share of restructuring costs and a $0.09 per share benefit related to French payroll tax credits.
The impact of including share-based payment awards in the calculation of earnings per share using the two-class method in accordance with generally accepted accounting principles effective with the first quarter of 2009 was to lower previously reported earnings per share amounts for the year ended December 30, 2007 as follows: basic and diluted earnings per share from continuing operations by $0.02, basic earnings per share on net earnings by $0.03 and diluted earnings per share on net earnings by $0.02.

Americas Commercial

					Constant
					Currency
	2008	2007	Change		Change
	(In millions of dollars)
Revenue from Services	$2,516.7	$2,772.5	(9.2)%		(9.3)%
Fee-based income	15.7	18.9	(15.9)		(16.2)
Gross profit	399.0	438.3	(9.0)		(9.0)
SG&A expenses	329.1	342.7	(4.0)		(4.0)
Earnings from Operations	69.9	95.6	(26.8)

Gross profit rate	15.9%	15.8%	0.1	pts.
Expense rates:
% of revenue	13.1	12.4	0.7
% of gross profit	82.5	78.2	4.3
Operating margin	2.8	3.4	(0.6)
The change in revenue from services in the Americas Commercial segment reflected the decrease in fee-based income, a decrease in hours worked of 12.4%, partially offset by an increase in average hourly bill rates of 3.7% (3.6% on a constant currency basis). Year-over-year revenue comparisons reflect decreases of 6.5% in the first quarter, 6.1% in the second quarter, 9.4% in the third quarter, and 14.9% in the fourth quarter. Americas Commercial represented 45.6% of total Company revenue for 2008 and 48.9% for 2007.
As noted above, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense in 2008. Of the total $12.7 million adjustment recorded in 2008, $10.5 million is reflected in the results of Americas Commercial. This compares to an adjustment of $10.0 million in 2007. SG&A expenses decreased compared to 2007, but were higher as a percentage of revenue due to lower revenue from services.
Americas PT

					Constant
					Currency
	2008	2007	Change		Change
	(In millions of dollars)
Revenue from Services	$938.2	$950.3	(1.3)%		(1.3)%
Fee-based income	19.4	20.6	(5.8)		(6.0)
Gross profit	161.7	166.4	(2.9)		(2.9)
SG&A expenses	113.3	112.4	0.8		0.7
Earnings from Operations	48.4	54.0	(10.4)

Gross profit rate	17.2%	17.5%	(0.3	) pts.
Expense rates:
% of revenue	12.1	11.8	0.3
% of gross profit	70.1	67.6	2.5
Operating margin	5.2	5.7	(0.5)
The change in revenue from services in Americas PT reflected the decrease in fee-based income, a decrease in hours worked of 4.2%, partially offset by an increase in average billing rates of 2.5%. On a year-over-year basis, revenue increased 2.8% in the first quarter and 1.7% in the second quarter, and decreased 2.5% in the third quarter and 7.0% in the fourth quarter. Americas PT revenue represented 17.0% of total Company revenue for 2008 and 16.8% for 2007.

Americas PT’s share of the reduction in workers’ compensation expense was $1.4 million in 2008 and $1.0 million in 2007. SG&A expenses were flat compared to 2007, but were higher as a percentage of revenue due to lower revenue from services.
EMEA Commercial

					Constant
					Currency
	2008	2007	Change		Change
	(In millions of dollars)
Revenue from Services	$1,310.5	$1,292.3	1.4%		(1.6)%
Fee-based income	39.5	38.1	3.5		0.0
Gross profit	227.3	229.0	(0.7)		(4.8)
SG&A expenses	230.4	220.1	4.6		2.1
Earnings from Operations	(3.1)	8.9	(133.5)

Gross profit rate	17.4%	17.7%	(0.3	) pts.
Expense rates:
% of revenue	17.6	17.0	0.6
% of gross profit	101.3	96.1	5.2
Operating margin	(0.2)	0.7	(0.9)
The change in translated U.S. dollar revenue from services in EMEA Commercial resulted from the increase in fee-based income and an increase in average hourly bill rates of 4.0% (an increase of 0.7% on a constant currency basis), partially offset by a decrease in hours worked of 4.7%. Constant currency year-over-year revenue comparisons reflect decreases of 1.6% in the first quarter and 1.1% in the second quarter, an increase of 1.3% in the third quarter and decrease of 5.0% in the fourth quarter. EMEA Commercial revenue represented 23.8% of total Company revenue for 2008 and 22.8% for 2007. Acquisitions contributed approximately 2 percentage points to EMEA Commercial year-over-year constant currency revenue growth.
The change in the gross profit rate was due to lower French payroll tax credits recognized in 2008 as compared to 2007, and lower temporary gross profit rates primarily in the U.K. Included in SG&A expenses was the effect of $3.9 million of restructuring costs in 2008 and $5.9 million in U.K. restructuring costs in 2007.
EMEA Commercial earnings from operations for 2008 included $3.9 million of restructuring charges and a $2.4 million benefit related to French payroll tax credits. Earnings from operations for 2007 included a $5.9 million charge related to the restructuring of the U.K. operations and a $4.8 million benefit related to French payroll tax credits.
EMEA PT

					Constant
					Currency
	2008	2007	Change		Change
	(In millions of dollars)
Revenue from Services	$172.5	$158.8	8.7%		4.6%
Fee-based income	26.8	21.9	22.4		15.8
Gross profit	51.2	44.8	14.3		8.3
SG&A expenses	48.9	42.4	15.4		10.7
Earnings from Operations	2.3	2.4	(5.7)

Gross profit rate	29.7%	28.2%	1.5	pts.
Expense rates:
% of revenue	28.3	26.7	1.6
% of gross profit	95.5	94.6	0.9
Operating margin	1.3	1.5	(0.2)

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
The increase in the EMEA PT gross profit rate was primarily due to growth in fee-based income. SG&A expenses increased from 2007, due to costs associated with branch openings during the second half of 2007. Excluding the effect of acquisitions, constant currency SG&A expenses increased approximately 7% from 2007.
APAC Commercial

					Constant
					Currency
	2008	2007	Change		Change
	(In millions of dollars)
Revenue from Services	$336.0	$310.6	8.2%		5.2%
Fee-based income	17.0	15.0	13.2		9.1
Gross profit	56.3	53.0	6.1		2.8
SG&A expenses	56.6	49.9	13.6		10.2
Earnings from Operations	(0.3)	3.1	(109.1)

Gross profit rate	16.8%	17.1%	(0.3	) pts.
Expense rates:
% of revenue	16.8	16.0	0.8
% of gross profit	100.5	93.9	6.6
Operating margin	(0.1)	1.0	(1.1)
The change in translated U.S. dollar revenue from services in APAC Commercial resulted from the increase in fee-based income and an increase in average hourly bill rates of 6.1% (3.3% on a constant currency basis), combined with an increase in hours worked of 1.6%. Constant currency year-over-year revenue comparisons reflect increases of 23.4% in the first quarter, 6.5% in the second quarter, 1.7% in the third quarter and a decrease of 5.5% in the fourth quarter. APAC Commercial revenue represented 6.1% of total Company revenue in 2008 and 5.5% in 2007. Acquisitions in 2007 contributed approximately 4 percentage points to APAC Commercial year-over-year constant currency revenue growth.
On a constant currency basis, SG&A expenses increased, due to significant investments in this region, through acquisitions made in 2007 and costs associated with new branches.
APAC PT

					Constant
					Currency
	2008	2007	Change		Change
	(In millions of dollars)
Revenue from Services	$34.3	$26.7	28.3%		22.4%
Fee-based income	5.1	5.1	0.9		(4.3)
Gross profit	10.2	8.9	16.0		10.3
SG&A expenses	10.7	8.7	22.9		18.1
Earnings from Operations	(0.5)	0.2	(491.6)

Gross profit rate	29.8%	33.0%	(3.2	) pts.
Expense rates:
% of revenue	31.2	32.6	(1.4)
% of gross profit	104.6	98.6	6.0
Operating margin	(1.4)	0.4	(1.8)

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
The decrease in the APAC PT gross profit rate in 2008 was due to a higher mix of traditional temporary-based revenue as compared to fee-based income. On a constant currency basis, SG&A expenses increased, due primarily to significant investments in this region, including costs associated with new branches.
OCG

					Constant
					Currency
	2008	2007	Change		Change
	(In millions of dollars)
Revenue from Services	$233.3	$180.0	29.6%		28.8%
Fee-based income	27.8	16.7	66.6		65.1
Gross profit	72.9	49.6	46.7		44.7
SG&A expenses	70.0	42.1	66.3		64.8
Earnings from Operations	2.9	7.5	(63.3)

Gross profit rate	31.2%	27.6%	3.6	pts.
Expense rates:
% of revenue	30.0	23.4	6.6
% of gross profit	96.2	84.9	11.3
Operating margin	1.2	4.2	(3.0)
Revenue from services in the OCG segment for 2008 increased in all three regions — Americas, Europe and Asia-Pacific. Constant currency year-over-year revenue comparisons reflect increases of 39.1% in the first quarter, 56.0% in the second quarter, 30.4% in the third quarter and 6.9% in the fourth quarter. OCG revenue represented 4.2% of total Company revenue in 2008 and 3.2% for 2007. Acquisitions completed in the fourth quarter of 2007 contributed approximately 9 percentage points to OCG year-over-year constant currency revenue growth.
The OCG gross profit rate increased primarily due to improved margins in the RPO unit, coupled with revenue growth in fee-based business units, such as CWO. Constant currency SG&A expenses increased from 2007, due to investments to build out implementation and operations infrastructure.
Results of Operations
Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.
Cash and Equivalents
Cash and equivalents totaled $88.9 million at the end of 2009, a decrease of $29.4 million from the $118.3 million at year-end 2008. As further described below, during 2009, we used $17.2 million of cash from operating activities, used $23.4 million of cash in investing activities and generated $9.4 million from financing activities.

Operating Activities
In 2009, we used $17.2 million in cash from our operating activities, as compared to generating $101.6 million in 2008 and $73.4 million in 2007. The decrease from 2008 and 2007 was primarily due to the decline in operating earnings, after adjustment for non-cash asset impairments and deferral of tax benefits.
Trade accounts receivable totaled $717.9 million at the end of 2009. Global days sales outstanding for the fourth quarter were 51 days for 2009, compared to 50 days for 2008.
Our working capital position was $360.8 million at the end of 2009, a decrease of $66.6 million from year-end 2008, due to a decrease in cash and increase in short-term borrowings. The current ratio was 1.7 at year-end 2009 and 2008.
Investing Activities
In 2009, we used $23.4 million for investing activities, compared to $64.0 million in 2008 and $82.4 million in 2007. The decrease from 2008 and 2007 was due to lower capital expenditures and decreased spending for acquisitions. Capital expenditures totaled $13.1 million in 2009, $31.1 million in 2008 and $46.0 million in 2007. Capital expenditures are primarily related to the Company’s information technology programs. In 2008 and 2007, capital expenditures included costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project.
The PeopleSoft payroll, billing and accounts receivable project is intended to cover the U.S., Canada, Puerto Rico, U.K. and Ireland. Through 2007, the Company implemented accounts receivable in all locations, and payroll and billing in the U.K. and Ireland. The Company implemented payroll in Canada at the start of the fourth quarter of 2008. The total cost of the project to date is $79 million, of which $56 million was capital expenditures and $23 million was selling, general and administrative expenses. The U.S. and Puerto Rico payroll implementations, and U.S., Canada and Puerto Rico billing implementations have been delayed until at least 2011. The total cost to complete these implementations has not yet been determined. Included in the consolidated balance sheet at year-end 2009 are $6.2 million of capitalized costs related to unimplemented PeopleSoft modules.
During 2009, we made the following payments: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham.
During 2008, we made the following net cash payments: $13.0 million related to the acquisition of the Portuguese subsidiaries of Randstad Holding N.V., $9.1 million related to the acquisition of Toner Graham, $7.6 million related primarily to the acquisition of access AG and $3.0 million related to the acquisition of CGR/seven LLC.
During 2007, we made the following net cash payments: $1.9 million related to the purchase of the remaining shares of Tempstaff Kelly, Inc., $3.1 million related to the purchase of Talents Technology, $12.2 million related to the purchase of CGR/seven, $8.1 million related to the acquisition of P-Serv and $23.1 million related to the acquisition of access AG.
As of January 3, 2010, earnings targets for Talents Technology and Toner Graham were not met, and one contingent earnout payment for Toner Graham remains, for up to approximately $4.7 million based on 2010 earnings.
During the first quarter of 2007, we sold the KHC business for cash proceeds of $12.5 million.
Financing Activities
In 2009, we generated $9.4 million from financing activities, as compared to using $8.8 million in 2008 and $22.5 million in 2007. Debt totaled $137.1 million at year-end 2009 compared to $115.2 million at year-end 2008. At the end of 2009, debt represented approximately 19.5% of total capital.
Effective September 28, 2009, we negotiated a new secured revolving credit facility. Our new revolver has total capacity of $90 million and carries a term of three years, maturing in September of 2012. Effective December 4, 2009, we established a 364-day, $100 million securitization facility. The total net change in short-term borrowings during 2009 includes $55 million related to borrowings on the securitization facility.

During 2009, we repaid short-term debt of $22.9 million, and $7.6 million due on our yen-denominated loan noted below. Details of our debt facilities as of the 2009 year end are contained in the Liquidity section and footnote 8, Debt.
On October 10, 2008, we closed and funded a three-year syndicated term loan facility comprised of 9 million euros and 5 million U.K. pounds. The facility was used to refinance the short-term borrowings related to the Portugal and Toner Graham acquisitions.
During 2007, we repurchased 1,679,873 Class A shares for $34.7 million under the $50 million Class A share repurchase program authorized by the board of directors in August, 2007. During 2008, we repurchased 436,697 Class A shares for $8.0 million. No shares were repurchased during 2009 under the share repurchase program, which expired in August, 2009.
In the first quarter of 2007, we obtained short-term financing utilizing an $8.2 million yen-denominated credit facility to purchase the remaining interest in Tempstaff Kelly, as well as to fund local working capital. In the fourth quarter of 2007, we refinanced $49.1 million of the short-term yen-denominated borrowings with a five-year, amortizing 5.5 billion yen-denominated term loan.
As of year-end 2009, we had $81.0 million of committed unused credit facilities. At year-end 2009, we had additional uncommitted one-year credit facilities totaling $15.0 million, under which we had borrowed $1.0 million.
Dividends paid per common share were $0.54 in 2008 and $0.52 in 2007. No dividends were paid in 2009. Payments of dividends are restricted by the financial covenants contained in our short- and long-term debt facilities. Details of this restriction are contained in the Debt footnote to our consolidated financial statements.
Contractual Obligations and Commercial Commitments
Summarized below are our obligations and commitments to make future payments as of year-end 2009:

	Payment due by period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In millions of dollars)
Operating leases	$145.7	$48.4	$59.2	$23.3	$14.8
Short-term borrowings and current portion of long-term debt	79.6	79.6	—	—	—
Accrued insurance	67.0	19.7	18.9	8.1	20.3
Accrued retirement benefits	84.1	7.4	14.5	14.5	47.7
Long-term debt	57.5	—	57.5	—	—
Payments related to acquisitions	4.7	—	4.7	—	—
Other long-term liabilities	3.7	0.6	1.2	1.2	0.7
Uncertain income tax positions, interest and penalties	6.4	0.4	0.9	5.0	0.1
Purchase obligations	20.4	12.4	7.6	0.4	—

Total	$469.1	$168.5	$164.5	$52.5	$83.6

The table above excludes interest payments and, in certain cases, payment streams are estimated. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity
We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization, and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities or other sources.
As of January 3, 2010, we had $81 million of available capacity on our $90 million revolving credit facility and $0.7 million of available capacity on our $100 million securitization facility. The securitization facility carried $55.0 million of short-term borrowings and $44.3 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions improve rapidly or deteriorate further, we may need to seek additional sources of funds to cover increased working capital needs.
In the past year, we did not meet certain EBITDA covenant requirements. We received temporary waivers of those requirements and subsequently renegotiated our Bank Credit Facilities. While we believe we will continue to meet our revised EBITDA covenants, there can be no assurance we will do so. Details of our debt facilities and associated covenants are contained in the Debt footnote to our consolidated financial statements.
Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. In this process, it is necessary for us to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and the attached notes. Actual results can differ from assumed and estimated amounts.
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
Allowance for Uncollectible Accounts Receivable
We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expense in the period in which we made such a determination. In addition, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required. As of year-end 2009 and 2008, the allowance for uncollectible accounts receivable was $15.0 million and $17.0 million, respectively.

Workers’ Compensation
We have a combination of insurance and self-insurance contracts under which we effectively bear the first $500,000 of risk per single accident, except in the state of California, where we bear the first $750,000 of risk per single accident. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on our historical claims experience, as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature, frequency and severity of the claims, analyses provided by third party claims administrators, performance of our medical cost management programs, changes in our territory and business line mix, as well as current legal, economic and regulatory factors. Where appropriate, multiple generally-accepted actuarial techniques are applied and tested in the course of preparing our estimates.
We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are adequate, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation was $67.0 million and $73.2 million at year-end 2009 and 2008, respectively.
Goodwill
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the same as our operating and reportable segments. Goodwill is tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. To derive the estimated fair value of reporting units, we primarily relied on an income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model. We also considered estimated fair value based on a market value approach.
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
We completed our annual impairment test in the fourth quarter for the year ended January 3, 2010 and determined that goodwill was not impaired.

The goodwill impairment loss of $50.4 million recognized in the fourth quarter of 2008 related to the EMEA Commercial reporting unit. This expense has been recorded in the asset impairment line on the consolidated statement of earnings.
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
Although we believe the assumptions and estimates we made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. For example, a continued worsening of the economy or assumed growth rate reduced by half for the next two years could result in the estimated fair value of the OCG segment falling below its book value. At year-end 2009 and 2008, total goodwill amounted to $67.3 million and $117.8 million, respectively (See Note 6).
Income Taxes
Income tax expense is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals for uncertain tax positions under generally accepted accounting principles, which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our effective tax rate includes the impact of accrual provisions and changes to accruals that we consider appropriate, as well as related interest and penalties. A number of years may elapse before a particular matter, for which we have or have not established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals are appropriate under generally accepted accounting principles. Favorable or unfavorable adjustment of the accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances. Our current tax accruals are presented in the balance sheet within income and other taxes and long-term tax accruals are presented in the balance sheet within other long-term liabilities.
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
Litigation
Kelly is subject to legal proceedings and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, results of similar litigation and participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see Note 17, Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. At year-end 2009 and 2008, the accrual for litigation costs amounted to $2.3 million and $24.2 million, respectively, and is included in accounts payable and accrued liabilities on the consolidated balance sheet. Of the $2.3 million litigation accrual for year-end 2009, Kelly paid $2.2 million on February 2, 2010.

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
We do not hold or invest in derivative contracts. We are exposed to foreign currency risk primarily from our net investment in foreign subsidiaries, which conduct business in their local currencies, and related foreign currency-denominated debt.
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2009 earnings.
Marketable equity investments, representing our investment in Temp Holdings, are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings. See Note 2, Fair Value Measurements, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion.
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
The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 43 of this filing and are presented in pages 44-76.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is presented preceding the consolidated financial statements on page 44 of this report.
Attestation Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 3, 2010 as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant”, which is included on page 38, and “Code of Business Conduct and Ethics,” which is included on page 39, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 39, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10.	EXECUTIVE OFFICERS OF THE REGISTRANT.

		Served as an	Business Experience
Name/Office	Age	Officer Since	During Last 5 Years

Carl T. Camden	55	1995	Served as officer of the Company.
President and Chief Executive Officer (1)

George S. Corona	51	2000	Served as officer of the Company.
Executive Vice President and Chief Operating Officer (2)

Michael L. Durik	61	1999	Served as officer of the Company.
Executive Vice President and Chief Administrative Officer (3)

Patricia Little	49	2008	Served as officer of the Company since
Executive Vice President and			July 2008. Served in various key
Chief Financial Officer (4)			finance positions at Ford Motor
			Company from 1984 to 2008, most
			recently as general auditor (2006 –
			2008) and director of global accounting
			(2002 – 2006).

Michael S. Webster	54	1996	Served as officer of the Company.
Executive Vice President

Rolf E. Kleiner	55	1995	Served as officer of the Company.
Senior Vice President

Daniel T. Lis	63	2003	Served as officer of the Company.
Senior Vice President, General Counsel and Corporate Secretary

Antonina M. Ramsey	55	1992	Served as officer of the Company.
Senior Vice President

(1)	Mr. Camden was appointed Acting Chief Executive Officer on February 9, 2006 and was appointed Chief Executive Officer on February 27, 2006.

(2)	Mr. Corona was appointed Chief Operating Officer effective January 1, 2009.

(3)	Mr. Durik was appointed Chief Administrative Officer on May 19, 2004.

(4)	Ms. Little was appointed Chief Financial Officer effective July 1, 2008.

CODE OF BUSINESS CONDUCT AND ETHICS.
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 78. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
Equity Compensation Plan Information
The following table shows the number of shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2009.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in the first
	and rights	warrants and rights	column) (2)
Equity compensation plans approved by security holders (1)	851,306	$25.09	2,382,795

Equity compensation plans not approved by security holders (3)	—	—	—

Total	851,306	$25.09	2,382,795

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Director Stock Option Plan and Non-Employee Director Stock Award Plan.

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 519,070 of restricted stock awards granted to employees and not yet vested at January 3, 2010.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the three fiscal years ended January 3, 2010

Consolidated Statements of Cash Flows for the three fiscal years ended January 3, 2010

Consolidated Balance Sheets at January 3, 2010 and December 28, 2008

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 3, 2010

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule -

For the three fiscal years ended January 3, 2010:

Schedule II — Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits included beginning at page 77 which is incorporated herein by reference.
(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 77 of this filing.

(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2010	KELLY SERVICES, INC. Registrant
	By	/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2010	*	T. E. Adderley
T. E. Adderley
Chairman and Director

Date: February 18, 2010	*	C. T. Camden
C. T. Camden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 18, 2010	*	J. E. Dutton
J. E. Dutton
Director

Date: February 18, 2010	*	M. A. Fay, O.P.
M. A. Fay, O.P.
Director

Date: February 18, 2010	*	V. G. Istock
V. G. Istock
Director

Date: February 18, 2010	*	L. A. Murphy
L. A. Murphy
Director

Date: February 18, 2010	*	D. R. Parfet D. R. Parfet
Director

Date: February 18, 2010	*	B. J. White B. J. White
Director

SIGNATURES (continued)

Date: February 18, 2010		/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 18, 2010		/s/ M. E. Debs
M. E. Debs
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 18, 2010	*By	/s/ P. Little
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management determined that, as of January 3, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of January 3, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Kelly Services, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Detroit, MI
February 18, 2010

CONSOLIDATED STATEMENTS OF EARNINGS
Kelly Services, Inc. and Subsidiaries

	2009 (1)	2008	2007
	(In millions of dollars except per share items)

Revenue from services	$4,314.8	$5,517.3	$5,667.6

Cost of services	3,613.1	4,539.7	4,678.5

Gross profit	701.7	977.6	989.1

Selling, general and administrative expenses	794.7	967.4	909.0

Asset impairments	53.1	80.5	—

(Loss) earnings from operations	(146.1)	(70.3)	80.1

Other (expense) income, net	(2.2)	(3.4)	3.2

(Loss) earnings from continuing operations before taxes	(148.3)	(73.7)	83.3

Income taxes	(43.2)	8.0	29.6

(Loss) earnings from continuing operations	(105.1)	(81.7)	53.7

Earnings (loss) from discontinued operations, net of tax	0.6	(0.5)	7.3

Net (loss) earnings	$(104.5)	$(82.2)	$61.0

Basic (loss) earnings per share
(Loss) earnings from continuing operations	$(3.01)	$(2.35)	$1.46
Earnings (loss) from discontinued operations	0.02	(0.02)	0.20
Net (loss) earnings	$(3.00)	$(2.37)	$1.65

Diluted (loss) earnings per share
(Loss) earnings from continuing operations	$(3.01)	$(2.35)	$1.45
Earnings (loss) from discontinued operations	0.02	(0.02)	0.20
Net (loss) earnings	$(3.00)	$(2.37)	$1.65

Dividends per share	$—	$0.54	$0.52

Average shares outstanding (millions):
Basic	34.9	34.8	36.4
Diluted	34.9	34.8	36.4

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Kelly Services, Inc. and Subsidiaries

	2009 (1)	2008	2007
	(In millions of dollars)

Cash flows from operating activities
Net (loss) earnings	$(104.5)	$(82.2)	$61.0
Noncash adjustments:
Impairment of assets	53.1	80.5	—
Depreciation and amortization	40.9	46.0	42.6
Provision for bad debts	2.2	6.7	6.7
Stock-based compensation	5.1	4.4	3.9
Deferred income taxes	(31.0)	7.5	(5.3)
Gain on sale of discontinued operations	—	—	(6.2)
Other, net	(2.2)	3.7	(0.5)
Changes in operating assets and liabilities:	19.2	35.0	(28.8)

Net cash from operating activities	(17.2)	101.6	73.4

Cash flows from investing activities
Capital expenditures	(13.1)	(31.1)	(46.0)
Acquisition of companies, net of cash received	(7.5)	(32.7)	(48.4)
Proceeds from sale of discontinued operations	—	—	12.5
Other investing activities	(2.8)	(0.2)	(0.5)

Net cash from investing activities	(23.4)	(64.0)	(82.4)

Cash flows from financing activities
Net change in short-term borrowings	52.7	(34.2)	17.5
Proceeds from debt	—	42.5	57.3
Repayment of debt	(30.5)	—	(49.1)
Dividend payments	—	(19.1)	(19.1)
Purchase of treasury stock	—	(8.0)	(34.7)
Other financing activities	(12.8)	10.0	5.6

Net cash from financing activities	9.4	(8.8)	(22.5)

Effect of exchange rates on cash and equivalents	1.8	(3.3)	5.9

Net change in cash and equivalents	(29.4)	25.5	(25.6)
Cash and equivalents at beginning of year	118.3	92.8	118.4

Cash and equivalents at end of year	$88.9	$118.3	$92.8

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Kelly Services, Inc. and Subsidiaries

	2009	2008
	(In millions of dollars)
ASSETS
Current Assets
Cash and equivalents	$88.9	$118.3
Trade accounts receivable, less allowances of $15.0 and $17.0, respectively	717.9	815.8
Prepaid expenses and other current assets	70.6	62.0
Deferred taxes	21.0	31.9

Total current assets	898.4	1,028.0

Property and Equipment
Land and buildings	58.8	59.2
Computer hardware and software, equipment, furniture and leasehold improvements	264.0	302.6
Accumulated depreciation	(195.7)	(210.5)

Net property and equipment	127.1	151.3

Noncurrent Deferred Taxes	77.5	40.0

Goodwill, net	67.3	117.8

Other Assets	131.4	120.2

Total Assets	$1,301.7	$1,457.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$79.6	$35.2
Accounts payable and accrued liabilities	182.6	244.1
Accrued payroll and related taxes	208.3	243.2
Accrued insurance	19.7	26.3
Income and other taxes	47.4	51.8

Total current liabilities	537.6	600.6

Noncurrent Liabilities
Long-term debt	57.5	80.0
Accrued insurance	47.3	46.9
Accrued retirement benefits	76.9	61.6
Other long-term liabilities	16.0	15.3

Total noncurrent liabilities	197.7	203.8

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2009 and 2008	36.6	36.6
Class B common stock, shares issued 3.5 million at 2009 and 2008	3.5	3.5
Treasury stock, at cost
Class A common stock, 5.1 million shares at 2009 and 5.3 million at 2008	(106.6)	(110.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	36.9	35.8
Earnings invested in the business	571.5	676.0
Accumulated other comprehensive income	25.1	12.2

Total stockholders’ equity	566.4	652.9

Total Liabilities and Stockholders’ Equity	$1,301.7	$1,457.3

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Kelly Services, Inc. and Subsidiaries

	2009 (1)	2008	2007
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—

Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	—	—	—

Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(110.6)	(105.7)	(78.2)
Exercise of stock options, restricted stock awards and other	4.0	3.1	7.2
Purchase of treasury stock	—	(8.0)	(34.7)

Balance at end of year	(106.6)	(110.6)	(105.7)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—	—

Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	35.8	34.5	32.0
Exercise of stock options, restricted stock awards and other	1.1	1.3	2.5

Balance at end of year	36.9	35.8	34.5

Earnings Invested in the Business
Balance at beginning of year	676.0	777.3	735.1
Net (loss) earnings	(104.5)	(82.2)	61.0
Dividends	—	(19.1)	(19.1)
Adoption of ASC 740	—	—	0.3

Balance at end of year	571.5	676.0	777.3

Accumulated Other Comprehensive Income
Balance at beginning of year	12.2	42.6	30.1
Foreign currency translation adjustments, net of tax	12.3	(29.7)	18.1
Unrealized gains (losses) on investments, net of tax	1.6	—	(6.4)
Reclassification of unrealized losses on investments, net of tax to net (loss) earnings	—	0.1	—
Pension liability adjustments, net of tax	(1.0)	(0.8)	0.8

Balance at end of year	25.1	12.2	42.6

Stockholders’ Equity at end of year	$566.4	$652.9	$788.2

Comprehensive Income
Net (loss) earnings	$(104.5)	$(82.2)	$61.0
Foreign currency translation adjustments, net of tax	12.3	(29.7)	18.1
Unrealized gains (losses) on investments, net of tax	1.6	(10.8)	(6.4)
Pension liability adjustments, net of tax	(1.0)	(0.8)	0.9
Reclassification adjustments included in net (loss) earnings	—	10.9	(0.1)

Comprehensive Income	$(91.6)	$(112.6)	$73.5

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Kelly Services, Inc. and Subsidiaries
1. Summary of Significant Accounting Policies
Nature of Operations Kelly Services, Inc. is a global workforce solutions provider operating in all major markets throughout the world.
Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 3, 2010 (2009, which contained 53 weeks), December 28, 2008 (2008, which contained 52 weeks) and December 30, 2007 (2007, which contained 52 weeks). Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis.
Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value below cost judged to be other-than-temporary on such securities are included as a component of asset impairments expense in consolidated statement of earnings. The fair values of available-for-sale securities are based on quoted market prices.
We have evaluated the consolidated financial statements for subsequent events through the date of the filing of this Annual Report on Form 10-K.
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
Revenue Recognition Revenue from services is recognized as services are provided by the temporary or contract employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Revenue from other fee-based consulting services is recognized when the services are provided. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized as a reduction in revenue from services.
Allowance for Uncollectible Accounts Receivable The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. The reserve for sales allowances, as discussed above, is also included in the allowance for uncollectible accounts receivable. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance by recording a charge or credit to SG&A expenses.
Cost of Services Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing our services to customers whereas SG&A costs are incurred regardless of whether or not we place temporary employees with our customers.
Advertising Expenses Advertising expenses from continuing operations, which are expensed as incurred and are included in SG&A expenses, were $7.1 million in 2009 and $11.1 million in 2008 and 2007.
Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts receivable, workers’ compensation, goodwill and long-lived asset impairment, litigation costs and income taxes. Actual results could differ materially from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
Cash and Equivalents Cash and equivalents are stated at fair value. The Company considers securities with original maturities of three months or less to be cash and equivalents.
Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives of property and equipment by function are as follows:

Category	2009	2008	Life
	(In millions of dollars)
Land	$3.8	$3.8	—
Work in process	8.2	8.1	—
Buildings and improvements	55.0	55.4	15 to 45 years
Computer hardware and software	181.0	201.4	3 to 12 years
Equipment, furniture and fixtures	36.9	42.5	5 years
Leasehold improvements	37.9	50.6	The lesser of the life of the lease or 5 years

Total property and equipment	$322.8	$361.8

The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service and is included with computer hardware and software, equipment, furniture and leasehold improvements on the consolidated balance sheet. Depreciation expense from continuing operations was $36.0 million for 2009, $41.4 million for 2008 and $40.4 million for 2007.
Operating Leases The Company recognizes rent expense on a straight-line basis over the lease term. This includes the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”). The Company records allowances provided by landlords for leasehold improvements as deferred rent in the consolidated balance sheet and as operating cash flows in the consolidated statement of cash flows.
Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Purchased intangible assets with definite lives are recorded at estimated fair value at the date of acquisition and are amortized over their respective useful lives (from 3 to 15 years) on an accelerated basis commensurate with the related cash flows.
Impairment of Long-Lived Assets and Intangible Assets The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its estimated fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or estimated fair value less cost to sell.
We test goodwill for impairment at the reporting unit level annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure and the financial information that is provided to and reviewed by management. Goodwill is tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $21.7 million and $28.4 million at year-end 2009 and 2008, respectively.
Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $6.3 million and $9.9 million at year-end 2009 and 2008, respectively. Payroll taxes are recognized proportionately to direct wages for interim periods based on expected full-year amounts.
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
Uncertain tax positions that are taken or expected to be taken in a tax return are recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
Interest and penalties related to income taxes are accounted for as income tax expense.
Stock-Based Compensation The Company may grant restricted stock awards, stock options (both incentive and nonqualified), stock appreciation rights and performance awards to key employees utilizing the Company’s Class A stock. The Company utilizes the market price on the date of grant as the fair market value for restricted stock awards and estimates the fair value of stock option awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in SG&A expense in the Company’s consolidated statements of earnings.
Workers’ Compensation The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. The Company regularly updates its estimates, and the ultimate cost of these claims may be greater than or less than the established accrual. However, the Company believes that any such adjustments will not materially affect its consolidated financial position. During 2009, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense by $2.8 million. This compares to adjustments reducing prior year workers’ compensation claims by $12.7 million in 2008 and $11.6 million in 2007.
Reclassifications Certain prior year amounts have been reclassified to conform with the current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
2. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities. As of January 3, 2010 and December 28, 2008, the carrying value of long-term debt (see Note 8), approximates the fair value.
Assets Measured at Fair Value on a Recurring Basis
The following tables present the assets carried at fair value as of January 3, 2010 and December 28, 2008 on the consolidated balance sheet by fair value hierarchy level, as described below. The Company carried no liabilities at fair value as of January 3, 2010 and December 28, 2008.

	Fair Value Measurements on a Recurring Basis
	As of January 3, 2010
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$1.0	$1.0	$—	$—
Available-for-sale investment	23.6	23.6	—	—

Total assets at fair value	$24.6	$24.6	$—	$—

	Fair Value Measurements on a Recurring Basis
	As of December 28, 2008
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$28.6	$28.6	$—	$—
Available-for-sale investment	22.5	22.5	—	—

Total assets at fair value	$51.1	$51.1	$—	$—

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.
Money market funds as of January 3, 2010 represent investments in money market accounts, all of which is restricted cash, which is included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds as of December 28, 2008 represent investments in money market accounts, of which $27.3 million is included in cash and equivalents and $1.3 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain of $1.6 million pretax and net of tax for the year ended January 3, 2010 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity.
During the fourth quarter of 2008, the Company recorded in the asset impairments of the consolidated statement of earnings an other-than-temporary impairment of $18.7 million related to the investment in Temp Holdings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
2. Fair Value Measurements (continued)
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis, such as when there is evidence of impairment. The following table presents assets carried on the consolidated balance sheet by fair value hierarchy level described above as of January 3, 2010 for which a nonrecurring change in fair value has been recorded during the 2009 fiscal year.

	Fair Value Measurements on a Nonrecurring Basis				Total
	As of January 3, 2010				Gains
Description	Total	Level 1	Level 2	Level 3	(Losses)
	(In millions of dollars)
Goodwill	$67.3	$—	$—	$67.3	$(50.5)
Long-lived assets and intangible assets	140.1	—	—	140.1	(2.6)
Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. The Company’s reporting units are the same as its operating and reportable segments.
The Company primarily used a discounted cash flow methodology to determine the estimated fair value of its reporting units. We also considered other valuation techniques, such as the market approach. We determined that the estimated fair value of our Americas Commercial, APAC Commercial and EMEA PT reporting units were less than their carrying value. As a result, we performed additional impairment testing to determine the implied fair value of goodwill for these reporting units. The implied fair value of the goodwill was less than the carrying value of the goodwill in each of those reporting units. As a result, we recorded a goodwill impairment loss of $50.5 million, of which $16.4 million is related to the Americas Commercial reporting unit, $12.1 million is related to the APAC Commercial reporting unit and $22.0 million is related to the EMEA PT reporting unit (See Note 6). This expense was recorded in the asset impairments line on the consolidated statement of earnings. The estimated fair value of all other reporting units exceeded their carrying value.
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
We completed our annual impairment test in the fourth quarter for the year ended January 3, 2010 and determined that goodwill was not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
2. Fair Value Measurements (continued)
During 2008, we determined that the fair value of our EMEA Commercial reporting unit was less than its carrying value. As a result, we recognized a goodwill impairment loss of $50.4 million in the EMEA Commercial reporting unit during the fourth quarter of 2008. This expense was recorded in the asset impairments line on the consolidated statement of earnings.
The Company’s estimates as of June 28, 2009 resulted in a $2.1 million reduction in the carrying value of long-lived assets and intangible assets in Japan. Additionally, the Company’s estimates as of September 27, 2009 resulted in a $0.5 million reduction in the carrying value of long-lived assets and intangible assets in Europe. The Company tested its long-lived assets in the U.K. for impairment as of December 28, 2008, resulting in an impairment charge of $11.4 million, which was recorded in the asset impairments line of the Company’s consolidated statement of earnings. The impairment primarily included computer software and leasehold improvements.
3. Acquisitions
As part of a strategy to diversify and expand our global operations, we completed two acquisitions during 2008. Effective August 1, 2008, we acquired all of the shares of the Portuguese subsidiaries of Randstad Holding N.V., Randstad – Empresa de Trabalho Temporario, Unipessoal, Lda and Randstad – Gestao de Processos, Lda. for approximately $13.2 million in cash. In addition to traditional temporary staffing services, current business lines include on-site personnel management and permanent placement. This acquisition is included in the EMEA Commercial segment.
On August 28, 2008, we completed the acquisition of Toner Graham, a specialized accountancy and finance recruitment services company headquartered in the United Kingdom, for approximately $9.1 million in cash. Toner Graham is included in the EMEA PT segment. As of the 2009 year end, one contingent earnout payment remains, for up to approximately $4.7 million based on 2010 earnings.
During 2009, $7.5 million was paid related to acquisitions made in previous years.
4. Discontinued Operations
Effective March 31, 2007, the Company sold its Kelly Home Care (“KHC”) business unit to ResCare, Inc. for $12.5 million and recognized a pre-tax gain on sale of $10.2 million ($6.2 million net of tax). Effective December 31, 2006, the Company sold its Kelly Staff Leasing business unit (“KSL”).
Discontinued operations for 2009 and 2008 represent adjustments to KHC’s and KSL’s assets and liabilities retained as part of the sale agreements, including adjustments related to litigation costs. Discontinued operations for 2007 includes the gain recognized in conjunction with the sale of KHC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
5. Restructuring
Starting in the third quarter of 2008, we began taking selected cost savings actions, including employee headcount reductions and branch closings. In January, 2009, we initiated a more significant restructuring plan for our U.K. operations, and completed it during the year. Throughout 2009, we continued to expand our focus to achieve further cost savings and related efficiencies by assessing the scale of our global branch network, along with permanent employee headcount levels. By the 2009 year end, our restructuring actions encompassed a wider global reach than originally anticipated, and resulted in the reduction of approximately 1,900 people and the closure, sale or consolidation of approximately 240 branch locations, some of which are still in process.
We included all related global costs, including severance, lease terminations, and asset write-offs, in our restructuring charges, which totaled $29.9 million in 2009 and $6.5 million in 2008. Included in the 2009 restructuring costs are $14.4 million related to severance, $7.9 million related to lease termination costs and $7.6 million related to asset write-offs and other costs. These restructuring expenses were reported as a component of SG&A expenses within the respective segment, as detailed below. We expect to incur approximately $5.0 million of additional restructuring costs in 2010, primarily related to lease terminations in the EMEA Commercial segment, that were in the process of closure at the end of 2009. These additional costs will result in future cash expenditures to be recorded in SG&A expenses.
In our Americas Commercial and Americas PT segments, we incurred total restructuring costs of $8.2 million and $0.9 million in 2009 and 2008, respectively. The restructuring costs related to closing or consolidating approximately 115 branches and reducing the number of permanent employees by approximately 700. The costs incurred in 2009 consisted of $4.2 million in severance, $3.0 million in lease buyouts and $1.0 million in asset write-offs and other related costs.
In our EMEA Commercial segment, we incurred total restructuring costs of $15.6 million and $3.9 million in 2009 and 2008, respectively. The restructuring costs related to closing, selling or consolidating approximately 120 branches and reducing the number of permanent employees by approximately 600. The costs incurred in 2009 consisted of $5.0 million in severance, $4.4 million in lease buyouts, $6.2 million in asset write-offs and other costs, including the cost related to the sale of 31 branches in the U.K. to Hexagon Staffing Solutions Limited.
In our APAC Commercial segment, we incurred total restructuring costs of $1.6 million in 2009. The restructuring costs related to closing or consolidating 7 branches and reducing the number of permanent employees by approximately 200, and consisted of $0.8 million in severance, $0.5 million in lease buyouts, and $0.3 million of other related costs.
In our OCG segment, we incurred total restructuring costs of $1.9 million and $0.5 million in 2009 and 2008, respectively. The costs incurred in 2009 consisted primarily of severance, relating to the reduction of approximately 200 permanent employees.
In our Corporate headquarters, we incurred total restructuring costs of $2.6 million and $1.2 million in 2009 and 2008, respectively. Since the start of this restructuring plan, we reduced the number of permanent employees by approximately 200. The $2.6 million in costs incurred in 2009 consisted of severance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
5. Restructuring (continued)
A summary of our balance sheet accrual related to the global restructuring costs follows (in millions of dollars). The balance as of December 30, 2007 represented the remaining accruals related to previous Americas and U.K. restructuring actions which were initiated and completed during 2007. The balance as of January 3, 2010 is expected to be paid during fiscal 2010.

Balance as of December 30, 2007	$0.4

Additions charged to operations	6.5
Reductions for cash payments	(2.8)

Balance as of December 28, 2008	$4.1

Additions charged to operations	29.9
Noncash charges	(1.6)
Reductions for cash payments	(19.7)

Balance as of January 3, 2010	$12.7

6. Goodwill
The changes in the net carrying amount of goodwill for the fiscal years 2009 and 2008 are as follows:

	Goodwill, Net			Accumulated Impairment Losses
	Balance	Impairment	Balance	Balance	Impairment	Balance
	as of	Losses	as of	as of	Losses	as of
	Dec. 28, 2008	(Note 2)	Jan. 3, 2010	Dec. 28, 2008	(Note 2)	Jan. 3, 2010
	(In millions of dollars)			(In millions of dollars)
Americas
Americas Commercial	$16.4	$(16.4)	$—	$—	$(16.4)	$(16.4)
Americas PT	39.2	—	39.2	—	—	—

Total Americas	55.6	(16.4)	39.2	—	(16.4)	(16.4)

EMEA
EMEA Commercial	—	—	—	(50.4)	—	(50.4)
EMEA PT	22.0	(22.0)	—	—	(22.0)	(22.0)

Total EMEA	22.0	(22.0)	—	(50.4)	(22.0)	(72.4)

APAC
APAC Commercial	12.1	(12.1)	—	—	(12.1)	(12.1)
APAC PT	1.8	—	1.8	—	—	—

Total APAC	13.9	(12.1)	1.8	—	(12.1)	(12.1)

OCG	26.3	—	26.3	—	—	—

Consolidated Total	$117.8	$(50.5)	$67.3	$(50.4)	$(50.5)	$(100.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
6. Goodwill (continued)

	Goodwill, Net				Accumulated Impairment Losses
	Balance	Acquisitions		Balance	Balance		Balance
	as of	and	Impairment	as of	as of	Impairment	as of
	Dec. 30,	Purchase	Losses	Dec. 28,	Dec. 30,	Losses	Dec. 28,
	2007	Price Adj.	(Note 2)	2008	2007	(Note 2)	2008
	(In millions of dollars)				(In millions of dollars)
Americas
Americas Commercial	$16.4	$—	$—	$16.4	$—	$—	$—
Americas PT	39.2	—	—	39.2	—	—	—

Total Americas	55.6	—	—	55.6	—	—	—

EMEA
EMEA Commercial	42.0	8.4	(50.4)	—	—	(50.4)	(50.4)
EMEA PT	15.2	6.8	—	22.0	—	—	—

Total EMEA	57.2	15.2	(50.4)	22.0	—	(50.4)	(50.4)

APAC
APAC Commercial	10.9	1.2	—	12.1	—	—	—
APAC PT	1.8	—	—	1.8	—	—	—

Total APAC	12.7	1.2	—	13.9	—	—	—

OCG	21.7	4.6	—	26.3	—	—	—

Consolidated Total	$147.2	$21.0	$(50.4)	$117.8	$—	$(50.4)	$(50.4)

Goodwill excluding impairment losses as of January 3, 2010 and December 28, 2008 was $168.2 million.
7. Other Assets
Included in other assets are the following:

	2009	2008
	(In millions of dollars)
Deferred compensation plan (See Note 9)	$78.3	$65.1
Available-for-sale investment (See Note 2)	23.6	22.5
Intangibles, net of accumulated amortization of $15.3 and $8.2, respectively	13.0	19.9
Other	16.5	12.7

Other assets	$131.4	$120.2

Intangible amortization expense was $4.9 million, $4.6 million and $2.0 million in 2009, 2008 and 2007, respectively. Included in accumulated amortization as of year-end 2009 is $2.2 million related to the impairment of intangible assets in Japan and Europe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
8. Debt
Short-Term Debt
On September 28, 2009, the Company entered into an agreement with its lenders for a new $90 million revolving credit facility (“facility”). The new facility is secured by the assets of the Company and has a three-year term, maturing on September 28, 2012. This facility replaced the $150 million facility, which was canceled upon mutual agreement between the lenders and the Company. The facility allows for borrowings in various currencies, and is used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under the facility at year end was 310 basis points over the London InterBank Offering Rate (“LIBOR”) in addition to a 40 bps facility fee. LIBOR rates vary by currency. Borrowings under the facility were $9.0 million at year-end 2009 and carried an interest rate of 5.35%. The facility contained financial covenants and certain restrictions, described below, all of which were met at January 3, 2010.
•	As long as any loan is outstanding under the facility, the Company must maintain a level of earnings before interest, taxes, depreciation, amortization and certain cash and non-cash charges that are non-recurring in nature (“EBITDA”) for the last twelve months of not less than negative $30 million as of the end of Q3 2009 and Q4 2009, negative $20 million as of the end of Q1 2010 and negative $7.5 million as of the end of Q2 2010. This covenant expires after Q2 2010.
•	The Company must not allow its ratio of EBITDA to interest expense (“Interest Coverage Ratio”) for the last twelve months to be below 1.5 to 1.0 as of the end of Q3 2010, 3.0 to 1.0 as of the end of Q4 2010, and 3.5 to 1.0 as of the end of Q1 2011 and thereafter.
•	The Company must keep its ratio of total indebtedness to the sum of net worth and total indebtedness below 0.4 to 1.0 at all times.
•	Dividends, stock buybacks and similar transactions are restricted when the Interest Coverage Ratio is less than 3.0 to 1.0. When the Interest Coverage Ratio is above 3.0 to 1.0, the Company may pay up to $20 million annually, and when the Interest Coverage Ratio is above 5.0 to 1.0, the Company may pay up to $30 million annually.
•	The Company must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.
At year-end 2008, borrowings under the prior $150 million facility were $8.2 million and carried an interest rate of 2.37%.
On December 4, 2009, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”) entered into a Receivables Purchase Agreement to establish a 364-day, $100 million securitization facility (“Securitization Facility”). The Receivables Purchase Agreement will terminate in five years, unless terminated earlier pursuant to its terms. Under the Securitization Facility, the Company will sell certain trade receivables and related rights (“Receivables”), on a revolving basis, to the Receivables Entity. The Receivables Entity may from time to time sell an undivided variable percentage ownership interest in the Receivables. The Securitization Facility also allows for the issuance of standby letters of credit (“SBLC”). The Securitization Facility contains a cross-default clause that could result in a termination of the facility if defaults occur under our other loan agreements. The Securitization Facility also contains certain restrictions based on the performance of the Receivables. As of January 3, 2010, the Securitization Facility carried $55.0 million of short-term borrowings at a rate of 1.87%. The cost of borrowings on this facility varies on a daily basis. The Securitization Facility also contained $44.3 million of SBLC’s related to workers’ compensation. The remaining capacity on the facility was $0.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
8. Debt (continued)
The Receivables Entity’s sole business consists of the purchase or acceptance through capital contributions of trade accounts receivable and related rights from the Company. As described above, the Receivables Entity may retransfer these receivables or grant a security interest in those receivables under the terms and conditions of the Receivables Purchase Agreement. The Receivables Entity is a separate legal entity with its own creditors who would be entitled, if it were ever liquidated, to be satisfied out of its assets prior to any assets or value in the Receivables Entity becoming available to its equity holders. The assets of the Receivables Entity are not available to pay creditors of the Company or any of its other subsidiaries. The assets and liabilities of the Receivables Entity are included in the consolidated financial statements of the Company.
On February 6, 2008, the Company closed an 18 million euro term loan facility, which matured and was repaid on February 4, 2009. At December 28, 2008, the amount outstanding under this loan agreement totaled approximately $25.1 million.
The Company has additional uncommitted one-year local credit facilities that total $15.0 million as of January 3, 2010. Borrowings under these lines totaled $1.0 million and $1.9 million at year-end 2009 and 2008, respectively. The interest rate for these borrowings was 2.2% at January 3, 2010 and ranged from 3.2% to 6.7% at the end of fiscal 2008.
Long-Term Debt
The Company has a three-year syndicated term loan facility comprised of 9.0 million euros and 5.0 million U.K. pounds, dated October 10, 2008 and maturing October 3, 2011. The facility was used to refinance short-term borrowings related to the Portugal and Toner Graham acquisitions. On September 28, 2009, the Company amended this term loan to conform to the pricing, terms, and conditions of the new $90 million revolving credit facility. The maturity date of the term loan remained unchanged. As of year end, the loan bore interest at the LIBOR rate applicable to each currency plus a spread of 350 basis points. The entire principal amount is due upon maturity with interest payments due at intervals of one, two, three, or six months, as elected by the Company. The interest rate on the amount outstanding under the loan agreement varied by currency and ranged from 3.95% to 4.02% at the end of 2009 and 3.55% to 4.15% at the end of 2008. The U.S. dollar amount outstanding, which fluctuates based on foreign exchange rates, totaled approximately $20.9 million at January 3, 2010, and $19.9 million at December 28, 2008.
In November, 2007, the Company entered into a five-year 5.5 billion yen-denominated loan agreement, the proceeds of which were used to repay all of the Company’s outstanding short-term yen-denominated borrowings. On September 28, 2009, the Company amended this term loan to conform to the pricing, terms, and conditions of the new $90 million revolving credit facility described above. As of year end the loan bore interest at JPY LIBOR plus 350 basis points. The interest rate on the outstanding debt was 4.03% at the end of 2009 and 1.51% at the end of 2008. As a result of the amendment, principal payments equal to 12.5% of the original 5.5 billion yen-denominated loan balance, as well the related interest payments are required on May 13, 2010, November 13, 2010, May 13, 2011, and the remaining 50% due on October 3, 2011 . On November 17, 2009, the Company paid the first required principal payment equal to 12.5% of the original 5.5 billion yen-denominated loan balance, as well the related interest payments. The U.S. dollar amount outstanding, which fluctuates based on foreign exchange rates, totaled approximately $51.2 million at January 3, 2010, of which $14.6 million is classified as current, and $60.1 million at December 28, 2008.
The Company’s long-term debt is secured by the general assets of the Company. All the long-term loans carry the same financial covenants and restrictions as described above for the $90 million revolving credit facility, all of which were met as of January 3, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
9. Retirement Benefits
The Company provides a qualified defined contribution plan covering substantially all U.S.-based full-time employees, except officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be funded annually. No discretionary contributions were made in 2009 and 2008. The plan also offers a savings feature with Company matching contributions. Company matching contributions were suspended as of October, 2009. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
A nonqualified deferred compensation plan is provided for officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be made annually. No discretionary contributions were made in 2009 and 2008. This plan also includes provisions for salary deferrals and Company matching contributions. Company matching contributions were suspended as of February, 2009.
The liability for the nonqualified plan was $80.5 million and $65.9 million as of year-end 2009 and 2008, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. The cost of participants’ earnings on this liability, which were charged to SG&A expenses, were $13.6 million in 2009, losses of $25.3 million in 2008, and earnings of $5.9 million in 2007. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the non-qualified deferred compensation plan noted above, was $78.3 million and $65.1 million at year-end 2009 and 2008, respectively. These investments are included in other assets and are restricted for the use of funding this plan. Earnings on these assets, which were included in SG&A expenses, were $13.8 million in 2009, losses of $24.3 million in 2008, and earnings of $7.3 million in 2007.
The net expense from continuing operations for retirement benefits, including employer contributions for both the qualified and nonqualified deferred compensation plans, totaled $0.6 million in 2009, $3.7 million in 2008 and $4.7 million in 2007.
In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans, as of January 3, 2010, were $10.5 million, $6.9 million and $3.6 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans, as of December 28, 2008, were $5.5 million, $3.2 million and $2.3 million, respectively. Total pension expense for these plans was $1.0 million, $0.5 million and $0.7 million in 2009, 2008 and 2007, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2010 are not significant.

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
On August 8, 2007, the board of directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. During 2008, the Company repurchased 436,697 Class A shares for $8.0 million. During 2007, the Company repurchased 1,679,873 Class A shares for $34.7 million. The share repurchase program expired in August, 2009.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income at year-end 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(in millions of dollars)
Cumulative translation adjustments, net of tax benefit of of $1.6 million in 2009 and $5.2 million in 2008, and taxes of $0.7 million in 2007	$25.3	$13.0	$42.8

Unrealized gain (loss) on marketable securities, net of tax benefit of $0.1 million in 2007	1.6	—	(0.1)

Pension liability, net of tax benefit of $0.5 million in 2009, $0.3 million in 2008 and $0.1 million in 2007	(1.8)	(0.8)	(0.1)

	$25.1	$12.2	$42.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
11. Earnings Per Share
In June 2008, the FASB issued guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method. This guidance was effective beginning with the first quarter of 2009, and all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this guidance. The impact of adopting the provisions of this guidance was to lower earnings per share amounts for 2007 as follows: basic and diluted earnings per share on income from continuing operations by $0.02, basic earnings per share on net earnings by $0.03 and diluted earnings per share on net earnings by $0.02. There was no impact on previously reported earnings per share amounts for 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
11. Earnings Per Share (continued)
The reconciliation of basic earnings per share on common stock for the year ended December 30, 2007 is as follows (in millions of dollars except per share data):

2007

Earnings from continuing operations	$53.7
Less: Earnings allocated to participating securities	(0.8)

Earnings from continuing operations available to common shareholders	$52.9

Earnings from discontinued operations	$7.3
Less: Earnings allocated to participating securities	(0.1)

Earnings from discontinued operations available to common shareholders	$7.2

Net earnings	$61.0
Less: Earnings allocated to participating securities	(0.9)

Net earnings available to common shareholders	$60.1

Basic earnings per share on common stock:
Earnings from continuing operations	$1.46
Earnings from discontinued operations	$0.20
Net earnings	$1.65

Diluted earnings per share on common stock:
Earnings from continuing operations	$1.45
Earnings from discontinued operations	$0.20
Net earnings	$1.65

Average common shares outstanding (millions)
Basic	36.4
Diluted	36.4
Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for 2009 and 2008. Stock options representing 0.9 million, 1.1 million and 0.5 million shares, respectively, for 2009, 2008 and 2007, respectively, were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect.
We have presented earnings per share for our two classes of common stock on a combined basis. This presentation is consistent with the earnings per share computations that result for each class of common stock utilizing the two-class method as described in ASC Topic 260, “Earnings Per Share”. The two-class method is an earnings allocation formula which determines earnings per share for each class of common stock according to the dividends declared (or accumulated) and participation rights in the undistributed earnings.
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
12. Stock-Based Compensation
Under the Equity Incentive Plan (the “Plan”), which became effective in May 2005, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock awards and performance awards to key employees utilizing the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at January 3, 2010 under the Equity Incentive Plan were 2,142,690. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.
In 2009, 2008 and 2007, the Company recognized stock-based compensation cost of $6.0 million, $5.6 million and $5.6 million, respectively, as well as related tax benefits of $2.3 million, $2.2 million and $1.9 million, respectively.
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
A summary of the status of nonvested restricted stock awards under the Plan as of the year ended January 3, 2010 and changes during this period is presented as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
Nonvested at December 28, 2008	682,028	$24.09
Granted	100,700	12.82
Vested	(242,892)	24.28
Forfeited	(20,766)	21.42

Nonvested at January 3, 2010	519,070	$21.92

As of January 3, 2010, unrecognized compensation cost related to unvested restricted shares totaled $8.0 million. The weighted average period over which this cost is expected to be recognized is approximately one and a half years. The weighted average grant date fair value of restricted stock awards granted during 2009, 2008 and 2007 was $12.82, $20.61 and $28.41, respectively. The total fair market value of restricted shares vested during 2009, 2008 and 2007 was $2.8 million, $3.7 million and $5.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
12. Stock-Based Compensation (continued)
Stock Options
Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. No stock options were granted in 2009, 2008 or 2007.
A summary of the status of stock option grants under the Plan as of the year ended January 3, 2010 and changes during this period is presented as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 28, 2008	1,027,963	$25.07
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(176,657)	25.00

Outstanding at January 3, 2010	851,306	$25.09	2.71	$—

Options exercisable at January 3, 2010	851,306	$25.09	2.71	$—

The table above includes 64,500 of non-employee director shares outstanding at January 3, 2010.
As of January 3, 2010, there was no unrecognized compensation cost related to unvested stock options. No stock options were exercised in 2009 or 2008. The total intrinsic value of options exercised during 2007 was $1.2 million.
There were no windfall tax benefits arising from stock-based compensation in 2009. In 2008 and 2007, windfall tax benefits arising from stock-based compensation totaled $0.1 million and $0.4 million, respectively and are included in the “Other financing activities” component of net cash from financing activities in the consolidated statement of cash flows.
13. Other (Expense) Income, Net
Included in other (expense) income, net are the following:

	2009	2008	2007
	(In millions of dollars)

Interest income	$1.3	$3.8	$4.8
Interest expense	(4.1)	(4.1)	(2.4)
Dividend income	0.6	0.7	0.7
Foreign exchange losses	(0.5)	(3.7)	—
Other	0.5	(0.1)	0.1

Other (expense) income, net	$(2.2)	$(3.4)	$3.2

Dividend income includes dividends earned on the Company’s investment in Temp Holdings (see Note 2). Foreign exchange losses in 2008 related to yen-denominated net debt for the Temp Holdings investment and ruble-denominated intercompany balances in Russia.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
14. Income Taxes
(Loss) earnings from continuing operations before taxes for the years 2009, 2008 and 2007 were taxed under the following jurisdictions:

	2009	2008	2007
	(in million of dollars)

Domestic	$(56.8)	$8.7	$63.0
Foreign	(91.5)	(82.4)	20.3

Total	$(148.3)	$(73.7)	$83.3

The provision for income taxes from continuing operations was as follows:

	2009	2008	2007
	(in millions of dollars)
Current tax expense:
U.S. federal	$(14.0)	$(6.9)	$14.7
U.S. state and local	0.9	0.1	6.5
Foreign	0.9	8.2	14.2

Total current	(12.2)	1.4	35.4

Deferred tax expense:
U.S. federal	(21.6)	5.5	(5.6)
U.S. state and local	(3.3)	1.3	(1.5)
Foreign	(6.1)	(0.2)	1.3

Total deferred	(31.0)	6.6	(5.8)

Total provision	$(43.2)	$8.0	$29.6

Deferred taxes are comprised of the following:

	2009	2008
	(in millions of dollars)

Depreciation and amortization	$(7.7)	$(16.4)
Employee compensation and benefit plans	41.1	39.4
Workers’ compensation	25.7	28.6
Unrealized loss on securities	7.0	7.9
Other comprehensive income	0.8	4.1
Bad debt allowance	3.8	5.7
Loss carryforwards	45.8	30.6
Legal claims	0.2	9.7
Credit Carryforwards	36.2	1.3
Other, net	(6.0)	(1.3)
Valuation allowance	(52.7)	(44.2)

Net deferred tax assets	$94.2	$65.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
14. Income Taxes (continued)
The deferred tax balance is classified in the consolidated balance sheet as:

	2009	2008
	(in millions of dollars)

Current assets, deferred tax	$21.0	$31.9
Noncurrent deferred tax asset	77.5	40.0
Current liabilities, income and other taxes	(0.9)	(0.9)
Noncurrent liabilities, other long-term liabilities	(3.4)	(5.6)

	$94.2	$65.4

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2009	2008	2007
	(in millions of dollars)

Income tax based on statutory rate	$(51.9)	$(25.8)	$29.2
State income taxes, net of federal benefit	(1.6)	0.9	3.3
General business credits	(11.8)	(11.3)	(8.9)
Life insurance cash surrender value	(4.6)	8.7	(2.3)
Impairment	15.6	25.1	—
Restructuring	4.9	1.2	2.1
Foreign items	6.1	8.5	5.4
Worthless stock benefit	(3.6)	—	—
Other, net	3.7	0.7	0.8

Total	$(43.2)	$8.0	$29.6

The Company has U.S. general business credit carryforwards of $35.3 million which expire from 2027 to 2029 and foreign tax credit carryforwards of $0.9 million which expire in 2019. The net tax effect of foreign loss carryforwards at January 3, 2010 totaled $45.8 million which expire as follows (in millions of dollars):

Year	Amount

2010-2012	$1.1
2013-2015	2.9
2016-2020	4.8
2021-2024	1.7
No expiration	35.3

Total	$45.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
14. Income Taxes (continued)
The Company has established a valuation allowance for loss carryforwards and future deductible items in certain foreign jurisdictions. The valuation allowance is determined in accordance with the provisions of ASC Topic 740 (“ASC 740”), Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s foreign losses in recent periods in these jurisdictions represented sufficient negative evidence to require a valuation allowance under ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the foreign deferred tax assets.
Provision has not been made for U.S. or additional foreign income taxes on an estimated $39.6 million of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.
Deferred income taxes recorded in other comprehensive income include:

	2009	2008	2007
	(in millions of dollars)

Cumulative translation adjustments	$(3.5)	$5.9	$(0.2)
Unrealized gain (loss) on marketable securities	—	—	4.9
Pension liability	0.1	0.3	—

Total	$(3.4)	$6.2	$4.7

In the fourth quarter of 2009, an adjustment was made to deferred taxes to correct an immaterial error related to years prior to 2007. This caused the income tax benefit to be reduced by $1.7 million, and other comprehensive income to be reduced by $1.5 million.
The Company adopted the provisions of ASC 740 dealing with Accounting for Uncertainty in Income Taxes on January 1, 2007. Upon adoption, the Company recognized a $0.3 million increase in its retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	(in millions of dollars)

Balance at beginning of the year	$2.5	$3.7	$6.2

Additions based on tax positions related to the current year	4.8	0.4	0.4
Additions for prior years’ tax positions	0.4	0.5	0.6
Reductions for prior years’ tax positions	(0.4)	(0.9)	(0.5)
Reductions for settlements	(0.2)	(0.9)	(2.7)
Reductions for expiration of statutes	(0.3)	(0.3)	(0.3)

Balance at end of the year	$6.8	$2.5	$3.7

If the $6.8 million in 2009, $2.5 million in 2008 and $3.7 million in 2007 of unrecognized tax benefits were recognized, they would have a favorable effect of $6.2 million in 2009, $2.0 million in 2008 and $2.8 million in 2007 on the effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
14. Income Taxes (continued)
The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized a benefit of approximately $0.2 million in 2009 and $0.5 million in 2008 and expense of $0.2 million in 2007 for interest and penalties. At year end, accrued interest and penalties were $0.5 million in 2009, $0.7 million in 2008 and $1.7 million in 2007.
The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2002.
The Company and its subsidiaries have various other income tax returns in the process of examination, administrative appeals or litigation. The unrecognized tax benefit and related interest and penalty balances include approximately $1.3 million for 2009, $2.1 million for 2008 and $2.0 million for 2007 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.
15. Supplemental Cash Flow Information
Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2009, 2008 and 2007, respectively, were as follows:

	2009	2008	2007
	(in millions of dollars)

Decrease (increase) in trade accounts receivable	$116.6	$28.9	$(14.2)
Decrease (increase) in prepaid expenses and other current assets	1.6	(19.7)	(16.7)
(Decease) increase in accounts payable and accrued liabilities	(52.4)	59.5	18.7
Decrease in accrued payroll and related taxes	(38.3)	(9.7)	(13.0)
(Decrease) increase in accrued insurance	(6.3)	(10.9)	2.6
Decrease in income and other taxes	(2.0)	(13.1)	(6.2)

Total changes in operating assets and liabilities	$19.2	$35.0	$(28.8)

The Company paid interest of $4.2 million, $3.7 million and $2.1 million in 2009, 2008 and 2007, respectively. The Company received a refund of income taxes of $9.4 million in 2009 and paid income taxes of $26.9 million in 2008 and $46.0 million in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
16. Commitments
The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of January 3, 2010 (in millions of dollars):

Fiscal year:
2010	$48.4
2011	34.8
2012	24.4
2013	15.4
2014	7.9
Later years	14.8

Total	$145.7

Lease expense from continuing operations for fiscal 2009, 2008 and 2007 amounted to $56.8 million, $61.8 million and $63.8 million, respectively.
In addition to operating lease agreements, the Company has entered into unconditional purchase obligations totaling $20.4 million. These obligations relate primarily to voice and data communications services which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
17. Contingencies
On February 5, 2003, an action was commenced in the Federal District Court for the Eastern District of California by Lynn Noyes against the Company, alleging religious discrimination. In August 2004, Kelly’s Motion for Summary Judgment was granted dismissing the complaint. Noyes appealed and the case was remanded for trial. On April 4, 2008, a jury returned a verdict, finding the Company liable for religious discrimination. The verdict was comprised of: $0.2 million for economic damages, $0.5 million for emotional distress damages and $5.9 million in punitive damages. The Company pursued post trial motions which resulted in the reduction of punitive damages to $0.7 million. The Company continues to believe there is no basis for finding religious discrimination and has filed and argued its appeal with the United States Court of Appeals for the 9th Circuit. The Appeals Court upheld the jury’s verdict along with the reduction of the punitive damages amount. The Company paid the final settlement of $2.2 million on February 2, 2010.
The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business, typically employment discrimination and wage and hour matters. These legal proceedings and claims are subject to many uncertainties, the outcome of which is not predictable. It is reasonably possible that some matters could be decided unfavorably to the Company and, if so, could have a material adverse impact on our consolidated financial statements. The Company’s exposure is most significant in matters involving alleged violations of state wage and hour laws. Certain legal proceedings seek class action status; these matters individually and in the aggregate seek compensatory, statutory and/or punitive damages. Disclosure of the most likely outcomes of individual cases and significant assumptions made in estimating related reserves are likely to have adverse consequences to the Company including, by way of example, the possibility that the disclosures themselves constitute admissible evidence in a trial and the potential to set a floor in settlement negotiations.
During 2008 and 2009, several matters reached the stage in the litigation process that caused the Company to reassess its litigation risk and establish reserves which, in the aggregate accumulated to $27.8 million. The Company negotiated settlements in the two most significant of these cases, which received final court approval and were paid by the 2009 year end. No additional reserve was taken as a result of the final court orders.

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
The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contract-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing, contingent workforce outsourcing, business process outsourcing, executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments. Included in unallocated Corporate expenses is $53.1 million in 2009 and $80.5 million in 2008 related to asset impairment charges (see Notes 2 and 6) and $5.3 million in 2009 and $22.5 million in 2008 related to litigation costs (see Note 17).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
18. Segment Disclosures (continued)
The following table presents information about the reported operating income of the Company for the fiscal years 2009, 2008 and 2007. Asset information by reportable segment is not reported, since the Company does not produce such information internally nor does it use such data to manage its business.

	2009	2008	2007
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$1,980.3	$2,516.7	$2,772.5
Americas PT	792.6	938.2	950.3

Total Americas Commercial and PT	2,772.9	3,454.9	3,722.8

EMEA Commercial	895.2	1,310.5	1,292.3
EMEA PT	141.9	172.5	158.8

Total EMEA Commercial and PT	1,037.1	1,483.0	1,451.1

APAC Commercial	284.9	336.0	310.6
APAC PT	25.4	34.3	26.7

Total APAC Commercial and PT	310.3	370.3	337.3

OCG	219.9	233.3	180.0

Less: Intersegment revenue	(25.4)	(24.2)	(23.6)

Consolidated Total	$4,314.8	$5,517.3	$5,667.6

(Loss) Earnings from Operations:
Americas Commercial	$10.3	$69.9	$95.6
Americas PT	23.2	48.4	54.0

Total Americas Commercial and PT	33.5	118.3	149.6

EMEA Commercial	(25.7)	(3.1)	8.9
EMEA PT	(2.8)	2.3	2.4

Total EMEA Commercial and PT	(28.5)	(0.8)	11.3

APAC Commercial	(4.6)	(0.3)	3.1
APAC PT	(1.5)	(0.5)	0.2

Total APAC Commercial and PT	(6.1)	(0.8)	3.3

OCG	(11.8)	2.9	7.5

Corporate Expense (including asset impairments)	(133.2)	(189.9)	(91.6)

Consolidated Total	$(146.1)	$(70.3)	$80.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
18. Segment Disclosures (continued)
A summary of revenue from services by geographic area for 2009, 2008 and 2007 follows:

	2009	2008	2007
	(In millions of dollars)
Revenue From Services:
Domestic	$2,634.3	$3,237.1	$3,454.9
International	1,680.5	2,280.2	2,212.7

Total	$4,314.8	$5,517.3	$5,667.6

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue was material to the consolidated revenues of the Company.
A summary of long-lived assets information by geographic area as of the years ended 2009 and 2008 follows:

	2009	2008
	(In millions of dollars)
Long-Lived Assets:
Domestic	$110.5	$133.5
International	29.6	37.7

Total	$140.1	$171.2

Long-lived assets include primarily property and equipment and intangible assets. No single foreign country’s long-lived assets were material to the consolidated long-lived assets of the Company.
19. New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). The new standard amends Subtopic 820-10 of the FASB ASC by adding new disclosure requirements on transfers in and out of Level 1 and 2 fair value measurements and on activity within Level 3 fair value measurements. The new disclosures are required for all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure on Level 3 fair value activity, which is effective for fiscal years beginning after December 15, 2010. We are in the process of evaluating the potential impacts of this new guidance, but do not expect it will have a material effect on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In millions of dollars)

Revenue from services	$1,042.6	$1,028.9	$1,049.2	$1,194.1	$4,314.8
Gross profit	175.5	171.7	166.2	188.3	701.7
SG&A expenses	206.1	193.6	193.7	201.3	794.7
Restructuring charges (included in SG&A)	7.2	4.7	4.6	13.4	29.9
Litigation charges (included in SG&A)	1.0	—	4.3	—	5.3
Asset impairments	—	52.6	0.5	—	53.1
Loss from continuing operations	(16.1)	(66.0)	(14.8)	(8.2)	(105.1)
Earnings from discontinued operations, net of tax	0.6	—	—	—	0.6
Net loss	(15.5)	(66.0)	(14.8)	(8.2)	(104.5)
Basic (loss) earnings per share (1, 2)
Loss from continuing operations	(0.46)	(1.89)	(0.43)	(0.23)	(3.01)
Earnings from discontinued operations	0.02	—	—	—	0.02
Net loss	(0.45)	(1.89)	(0.43)	(0.23)	(3.00)
Diluted (loss) earnings per share (1, 2)
Loss from continuing operations	(0.46)	(1.89)	(0.43)	(0.23)	(3.01)
Earnings from discontinued operations	0.02	—	—	—	0.02
Net loss	(0.45)	(1.89)	(0.43)	(0.23)	(3.00)
Dividends per share	—	—	—	—	—

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In millions of dollars)

Revenue from services	$1,388.4	$1,452.0	$1,397.8	$1,279.1	$5,517.3
Gross profit	249.9	257.4	245.7	224.6	977.6
SG&A expenses	237.0	242.4	260.2	227.8	967.4
Restructuring charges (included in SG&A)	—	—	2.2	4.3	6.5
Litigation charges (included in SG&A)	—	—	22.5	—	22.5
Asset impairments	—	—	—	80.5	80.5
Earnings (loss) from continuing operations	8.0	10.4	(11.5)	(88.6)	(81.7)
Earnings (loss) from discontinued operations, net of tax	0.2	0.1	(0.7)	(0.1)	(0.5)
Net earnings (loss)	8.2	10.5	(12.2)	(88.7)	(82.2)
Basic earnings (loss) per share (1, 2)
Earnings (loss) from continuing operations	0.23	0.30	(0.33)	(2.55)	(2.35)
Earnings (loss) from discontinued operations	0.01	—	(0.02)	(0.01)	(0.02)
Net earnings (loss)	0.23	0.30	(0.35)	(2.55)	(2.37)
Diluted earnings (loss) per share (1, 2)
Earnings (loss) from continuing operations	0.23	0.30	(0.33)	(2.55)	(2.35)
Earnings (loss) from discontinued operations	0.01	—	(0.02)	(0.01)	(0.02)
Net earnings (loss)	0.23	0.30	(0.35)	(2.55)	(2.37)
Dividends per share	0.135	0.135	0.135	0.135	0.54

(1)	Earnings (loss) per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

(2)	In June 2008, the FASB issued guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method. This guidance was effective beginning with the first quarter of 2009, and all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this guidance.

SCHEDULE II — VALUATION RESERVES
Kelly Services, Inc. and Subsidiaries
January 3, 2010
(In millions of dollars)

		Additions
	Balance at	Charged to	Charged to	Currency	Deductions	Balance
	Beginning	costs and	other	exchange	from	at end
Description	of year	expenses	accounts *	effects	reserves	of year
Fiscal year ended January 3, 2010:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$17.0	2.2	—	0.6	(4.8)	$15.0

Deferred tax assets valuation allowance	$44.2	7.5	—	2.3	(1.3)	$52.7

Fiscal year ended December 28, 2008:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$18.2	6.7	0.9	(1.4)	(7.4)	$17.0

Deferred tax assets valuation allowance	$28.7	24.9	—	(6.2)	(3.2)	$44.2

Fiscal year ended December 30, 2007:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$16.8	6.7	0.1	0.7	(6.1)	$18.2

Deferred tax assets valuation allowance	$28.1	9.4	—	1.6	(10.4)	$28.7

*	Allowance of companies acquired.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description	Document

3.1	Restated Certificate of Incorporation, effective May 6, 2009 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 8, 2009 which is incorporated herein by reference).

3.2	By-laws, effective May 6, 2009 (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2009, which is incorporated herein by reference).

10.1
Short-Term Incentive Plan, as amended and restated on March 23, 1998 and further amended on February 6, 2003 and November 8, 2007 (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on November 14, 2007, which is incorporated herein by reference).

10.2	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 99 to the Form S-8 filed with the Commission on May 20, 2005, which is incorporated herein by reference).

10.3
Kelly Services, Inc. Executive Severance Plan, as amended November 8, 2007 (Reference is made to Exhibit 10.3 to the Form 8-K filed with the Commission on November 14, 2007, which is incorporated herein by reference).

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

10.6
Three-year, secured, revolving credit agreement, dated September 28, 2009 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on September 29, 2009, which is incorporated herein by reference).

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

10.12	2008 Management Retirement Plan (Reference is made to Exhibit 10.12 to the Form 8-K filed with the Commission on November 14, 2007, which is incorporated herein by reference).

10.14	Pledge and Security Agreement, dated September 28, 2009 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on September 29, 2009, which is incorporated herein by reference).

10.15	Receivables Purchase Agreement, dated December 4, 2009 (Reference is made to Exhibit 10.17 to the Form 8-K filed with the Commission on December 9, 2009, which is incorporated herein by reference).

14
Code of Business Conduct and Ethics, adopted February 9, 2004, as amended on April 7, 2009 (Reference is made to Exhibit 14 to the Form 10-K for the annual period ended December 28, 2008, filed with the Commission on February 11, 2009, which is incorporated herein by reference).

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