Form 10-Q
period 2010-04-04
KELLY SERVICES INC
filed 2010-05-12
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010
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
At April 30, 2010, 31,524,052 shares of Class A and 3,459,785 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	April 4, 2010	March 29, 2009
Revenue from services	$1,130.4	$1,042.6

Cost of services	950.4	867.1

Gross profit	180.0	175.5

Selling, general and administrative expenses	181.6	206.1

Loss from operations	(1.6)	(30.6)

Other (expense) income, net	(1.1)	1.3

Loss from continuing operations before taxes	(2.7)	(29.3)

Income taxes	(0.7)	(13.2)

Loss from continuing operations	(2.0)	(16.1)

Earnings from discontinued operations, net of tax	—	0.6

Net loss	$(2.0)	$(15.5)

Basic loss per share:
Loss from continuing operations	$(0.06)	$(0.46)
Earnings from discontinued operations	$—	$0.02
Net loss	$(0.06)	$(0.45)

Diluted loss per share:
Loss from continuing operations	$(0.06)	$(0.46)
Earnings from discontinued operations	$—	$0.02
Net loss	$(0.06)	$(0.45)

Dividends per share	$—	$—

Average shares outstanding (millions):
Basic	35.0	34.8
Diluted	35.0	34.8
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	April 4, 2010	January 3, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$55.7	$88.9
Trade accounts receivable, less allowances of $14.4 and $15.0, respectively	727.3	717.9
Prepaid expenses and other current assets	79.7	70.6
Deferred taxes	18.4	21.0

Total current assets	881.1	898.4

PROPERTY AND EQUIPMENT:
Land and buildings	58.8	58.8
Computer hardware and software, equipment, furniture and leasehold improvements	263.0	264.0
Accumulated depreciation	(201.8)	(195.7)

Net property and equipment	120.0	127.1

NONCURRENT DEFERRED TAXES	76.9	77.5

GOODWILL, NET	67.3	67.3

OTHER ASSETS	133.6	131.4

TOTAL ASSETS	$1,278.9	$1,301.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$68.2	$79.6
Accounts payable and accrued liabilities	165.8	182.6
Accrued payroll and related taxes	218.2	208.3
Accrued insurance	19.2	19.7
Income and other taxes	46.5	47.4

Total current liabilities	517.9	537.6

NONCURRENT LIABILITIES:
Long-term debt	56.1	57.5
Accrued insurance	45.9	47.3
Accrued retirement benefits	77.7	76.9
Other long-term liabilities	15.5	16.0

Total noncurrent liabilities	195.2	197.7

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2010 and 2009	36.6	36.6
Class B common stock, shares issued 3.5 million at 2010 and 2009	3.5	3.5
Treasury stock, at cost
Class A common stock, 5.1 million shares at 2010 and 2009	(106.1)	(106.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	37.4	36.9
Earnings invested in the business	569.5	571.5
Accumulated other comprehensive income	25.5	25.1

Total stockholders’ equity	565.8	566.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,278.9	$1,301.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—

Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—

Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(106.6)	(110.6)
Exercise of stock options, restricted stock awards and other	0.5	0.7

Balance at end of period	(106.1)	(109.9)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—

Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	36.9	35.8
Exercise of stock options, restricted stock awards and other	0.5	0.5

Balance at end of period	37.4	36.3

Earnings Invested in the Business
Balance at beginning of period	571.5	676.0
Net loss	(2.0)	(15.5)

Balance at end of period	569.5	660.5

Accumulated Other Comprehensive Income
Balance at beginning of period	25.1	12.2
Foreign currency translation adjustments, net of tax	(1.3)	(5.2)
Unrealized gains (losses) on investments, net of tax	1.7	(4.8)

Balance at end of period	25.5	2.2

Stockholders’ Equity at end of period	$565.8	$628.6

Comprehensive Loss
Net loss	$(2.0)	$(15.5)
Foreign currency translation adjustments, net of tax	(1.3)	(5.2)
Unrealized gains (losses) on investments, net of tax	1.7	(4.8)

Comprehensive Loss	$(1.6)	$(25.5)

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 4,	March 29,
	2010	2009

Cash flows from operating activities:
Net loss	$(2.0)	$(15.5)
Noncash adjustments:
Depreciation and amortization	9.1	10.6
Provision for bad debts	0.1	1.5
Stock-based compensation	1.1	1.3
Other, net	0.2	(1.9)
Changes in operating assets and liabilities	(27.4)	29.1

Net cash from operating activities	(18.9)	25.1

Cash flows from investing activities:
Capital expenditures	(1.4)	(2.0)
Acquisition of companies, net of cash received	—	(0.2)
Other investing activities	0.1	—

Net cash from investing activities	(1.3)	(2.2)

Cash flows from financing activities:
Net change in revolving line of credit	(11.2)	(1.0)
Repayment of debt	—	(22.9)

Net cash from financing activities	(11.2)	(23.9)

Effect of exchange rates on cash and equivalents	(1.8)	(1.9)

Net change in cash and equivalents	(33.2)	(2.9)
Cash and equivalents at beginning of period	88.9	118.3

Cash and equivalents at end of period	$55.7	$115.4

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 3, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2010 (the 2009 consolidated financial statements).
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current presentation, including the reclassification of the year-over-year change in book overdrafts of $18.7 million in 2009 from financing to operating activities in the statement of cash flows.
2. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities. As of April 4, 2010 and January 3, 2010, the carrying value of long-term debt approximates the fair value.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Fair Value Measurements (continued)
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of April 4, 2010 and January 3, 2010 on the consolidated balance sheet by fair value hierarchy level, as described below. The Company carried no liabilities at fair value as of April 4, 2010 and January 3, 2010.

	Fair Value Measurements on a Recurring Basis
	As of April 4, 2010
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$1.0	$1.0	$—	$—

Available-for-sale investment	25.1	25.1	—	—

Total assets at fair value	$26.1	$26.1	$—	$—

	Fair Value Measurements on a Recurring Basis
	As of January 3, 2010
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$1.0	$1.0	$—	$—

Available-for-sale investment	23.6	23.6	—	—

Total assets at fair value	$24.6	$24.6	$—	$—

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.
Money market funds as of April 4, 2010 and January 3, 2010 represent investments in money market accounts, all of which is restricted cash, which is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain of $1.7 million for the quarter ended April 4, 2010 and loss of $4.8 million for the quarter ended March 29, 2009 was recorded in other comprehensive income, a component of stockholders’ equity.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
3. Restructuring
Restructuring costs incurred in the first quarter of 2010 totaled $4.4 million, and primarily relate to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters. Global restructuring costs in the first quarter of 2009 totaled $7.2 million, and primarily relate to branch closures in the EMEA Commercial segment. These costs were reported as a component of selling, general and administrative expenses. The restructuring program was substantially complete at the end of the first quarter of 2010. Total costs incurred since July 2008 for the program amounted to $40.8 million.
A summary of the balance sheet accrual, the majority of which is expected to be paid within the next 12 months, related to the global restructuring costs follows (in millions of dollars):

Balance at beginning of year	$12.7

Additions charged to operations	4.4
Reductions for cash payments	(8.7)

Balance at April 4, 2010	$8.4

4. Earnings Per Share
Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted loss per share on common stock are the same for both 13-week periods ended April 4, 2010 and March 29, 2009. Stock options representing 0.8 million and 1.0 million shares, respectively, for the 13 weeks ended April 4, 2010 and March 29, 2009 were excluded from the computation of diluted loss per share due to their anti-dilutive effect.
5. Other (Expense) Income, Net
Included in other (expense) income, net are the following:

	13 Weeks Ended
	2010	2009
	(In millions of dollars)

Interest income	$0.2	$0.5
Interest expense	(1.5)	(0.6)
Foreign exchange gains	0.2	1.3
Other	—	0.1

Other (expense) income, net	$(1.1)	$1.3

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
7. Segment Disclosures
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
The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 weeks ended April 4, 2010 and March 29, 2009. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. Segment Disclosures (continued)

	13 Weeks Ended
	2010	2009
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$547.7	$482.4
Americas PT	205.6	197.4

Total Americas Commercial and PT	753.3	679.8

EMEA Commercial	204.9	216.6
EMEA PT	34.9	32.8

Total EMEA Commercial and PT	239.8	249.4

APAC Commercial	80.9	64.4
APAC PT	7.6	6.2

Total APAC Commercial and PT	88.5	70.6

OCG	55.3	48.7

Less: Intersegment revenue	(6.5)	(5.9)

Consolidated Total	$1,130.4	$1,042.6

Earnings (Loss) from Operations:
Americas Commercial	$13.1	$0.5
Americas PT	8.5	5.3

Total Americas Commercial and PT	21.6	5.8

EMEA Commercial	(2.3)	(12.1)
EMEA PT	(0.1)	(0.6)

Total EMEA Commercial and PT	(2.4)	(12.7)

APAC Commercial	1.0	(1.3)
APAC PT	(1.0)	(0.3)

Total APAC Commercial and PT	—	(1.6)

OCG	(4.5)	(1.2)

Corporate Expense	(16.3)	(20.9)

Consolidated Total	$(1.6)	$(30.6)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Subsequent Event
On May 11, 2010, Kelly sold 1,576,169 shares of Kelly’s Class A common stock to Temp Holdings, a leading integrated human resources services company in Japan. The shares were sold in a private transaction at $15.42 per share, which was the average of the closing prices of the Class A stock for the five days from May 3, 2010 through May 7, 2010, and represent 4.8 percent of the outstanding Class A shares after the completion of the sale.
Temp Holdings Mr. Toshio Saburi will also be named to the board of directors of Kelly Services. Toshio Saburi currently serves as Executive Director and as a Director of Temp Holdings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
During the first quarter of 2010, both the global economy and labor markets continued to improve. Within the U.S., average temporary employment rose by nearly 4% in the first quarter, with the month of March marking the ninth consecutive month of an improvement in year-over-year comparisons. At Kelly, we experienced increased demand for light industrial staffing and began to see early signs of improvement in our clerical and professional and technical sectors. Our fee-based businesses, on the other hand, remained at depressed levels. All economic signals and current business trends are characteristic of the early phase of recovery.
For the 2010 first quarter, we reported a net loss from continuing operations of $0.06 per diluted share, compared to $0.46 per diluted share in the first quarter of 2009. Our quarterly results also reflected the gradual pace of economic recovery:
•	First quarter revenue was up over 8% compared to last year.

•	Year-over-year expenses were down nearly 12%, as our cost control efforts continue to yield tangible results.

•	Our gross profit rate declined compared to last year, due to a shift in business and customer mix.
Since the recession began, we have streamlined our operations, realigned our geographic footprint to match current and projected needs, exited unprofitable operations and repositioned our professional and technical services and Outsourcing and Consulting Group (OCG) for growth. As 2010 progresses and we advance on the road to recovery, our focus will remain on improving profitability, maintaining a strong position in our commercial staffing markets, becoming the single source of integrated employee solutions for our customers and cultivating consultative relationships that help our customers compete successfully in today’s marketplace.
Results of Operations
First Quarter
Revenue from services in the first quarter of 2010 totaled $1.13 billion, an increase of 8.4% from the same period in 2009. This was the result of an increase in hours worked of 8.1%, partially offset by a decrease in average hourly bill rates of 0.1% (3.4% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $23.7 million, or 2.1% of total revenue, for the first quarter of 2010, an increase of 0.7% (a decrease of 6.2% on a constant currency basis) as compared to $23.5 million in the first quarter of 2009. Revenue for the quarter increased in all business segments, with the exception of EMEA Commercial.

Compared to the first quarter of 2009, the U.S. dollar was weaker against many foreign currencies, including the euro, British pound, Australian dollar and Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, first quarter revenue increased 4.4% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2010 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2009. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on first quarter revenue:

	First Quarter Revenue
	2010	2009	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$537.9	$482.4	11.5%
Americas PT	204.9	197.4	3.8

Total Americas Commercial and PT — Constant Currency	742.8	679.8	9.3

EMEA Commercial	189.9	216.6	(12.4)
EMEA PT	32.5	32.8	(0.9)

Total EMEA Commercial and PT — Constant Currency	222.4	249.4	(10.9)

APAC Commercial	68.8	64.4	6.8
APAC PT	6.5	6.2	4.9

Total APAC Commercial and PT — Constant Currency	75.3	70.6	6.6

OCG — Constant Currency	54.6	48.7	12.1

Less: Intersegment revenue	(6.5)	(5.9)	9.6

Total Revenue from Services — Constant Currency	1,088.6	1,042.6	4.4
Foreign Currency Impact	41.8

Revenue from Services	$1,130.4	$1,042.6	8.4%

Gross profit of $180.0 million was 2.6% higher than gross profit of $175.5 million for the same period of the prior year. The gross profit rate for the first quarter of 2010 was 15.9%, versus 16.8% for the first quarter of 2009. Compared to the prior year, the gross profit rate decreased in all business segments, with the exception of EMEA Commercial and APAC PT. The decrease in the gross profit rate is primarily due to changes in business and customer mix. Our average mark-up has been impacted by shifts to a higher proportion of light industrial business compared to clerical, and to large corporate customers compared to retail.
We regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $1.6 million for the first quarter of 2010. This compares to an adjustment reducing prior year workers’ compensation claims by $1.3 million for the first quarter of 2009.
Selling, general and administrative (“SG&A”) expenses totaled $181.6 million, a year-over-year decrease of $24.5 million, or 11.9% (15.3% on a constant currency basis). Included in SG&A expenses for the first quarter of 2010 is a pretax charge of $4.4 million for restructuring costs. Included in SG&A expenses for the first quarter of 2009 are pretax charges of $7.2 million for restructuring costs and $0.9 million for litigation expenses. Restructuring charges in the first quarter of 2010 relate primarily to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, as well as severance costs related to the corporate headquarters.
As a result of the above, we reported a loss from operations in the first quarter of 2010 totaling $1.6 million, compared to a loss of $30.6 million reported for the first quarter of 2009.
Income tax benefit for the first quarter of 2010 was $0.7 million, compared to $13.2 million for the first quarter of 2009. The decrease in the benefit is primarily due to the decrease in the loss from continuing operations.

Loss from continuing operations was $2.0 million in the first quarter of 2010, compared to a $16.1 million loss in the first quarter of 2009. Included in the loss from continuing operations in the first quarter of 2010 was $3.6 million, net of tax, of restructuring charges. Included in the loss from continuing operations in the first quarter of 2009 was $6.4 million, net of tax, of restructuring charges and $0.6 million, net of tax, related to litigation charges.
Earnings from discontinued operations of $0.6 million in the first quarter of 2009 represents adjustments to litigation expenses related to Kelly Home Care.
First quarter net loss for 2010 totaled $2.0 million, compared to a loss of $15.5 million last year. Diluted loss from continuing operations per share for the first quarter of 2010 was $0.06, as compared to a diluted loss of $0.46 for the first quarter of 2009.
Americas Commercial

	First Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$547.7	$482.4	13.5%		11.5%
Fee-based income	2.1	1.8	15.6		10.7
Gross profit	78.5	73.1	7.4		5.6
SG&A expenses excluding restructuring charges	65.1	71.8	(9.5)
Restructuring charges	0.3	0.8	(54.7)
Total SG&A expenses	65.4	72.6	(10.0)		(11.5)
Earnings from Operations	13.1	0.5	NM

Gross profit rate	14.3%	15.2%	(0.9	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.9	14.9	(3.0)
% of gross profit	82.8	98.2	(15.4)
Operating margin	2.4	0.1	2.3
The change in Americas Commercial revenue from services reflected an increase in hours worked of 11.2%, combined with an increase in average hourly bill rates of 2.1% (0.3% on a constant currency basis). Americas Commercial represented 48.5% of total Company revenue in the first quarter of 2010 and 46.3% in the first quarter of 2009.
The decrease in the gross profit rate was primarily due to an increase in the proportion of lower-margin light industrial business to higher-margin clerical business. Of the total $1.6 million workers’ compensation adjustment in 2010 noted above, $1.4 million is reflected in the results of Americas Commercial. This compares to an adjustment of $1.1 million in 2009.
The decrease in SG&A expenses reflects reduced compensation expense, facilities and equipment related to continuing expense control initiatives. Restructuring charges include severance for positions terminated during the first quarter.

Americas PT

	First Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$205.6	$197.4	4.1%		3.8%
Fee-based income	2.3	2.8	(18.3)		(19.0)
Gross profit	31.5	31.5	0.3		(0.1)
Total SG&A expenses	23.0	26.2	(12.1)		(12.4)
Earnings from Operations	8.5	5.3	62.3

Gross profit rate	15.3%	15.9%	(0.6	)pts.
Expense rates:
% of revenue	11.2	13.3	(2.1)
% of gross profit	73.0	83.3	(10.3)
Operating margin	4.1	2.7	1.4
The change in Americas PT revenue from services reflected an increase in average billing rates of 4.6% (4.3% on a constant currency basis), partially offset by a decrease in hours worked of 0.1%. Americas PT revenue represented 18.2% of total Company revenue in the first quarter of 2010 and 18.9% in the first quarter of 2009.
The Americas PT gross profit rate decreased, due primarily to lower fee-based income. The decrease in SG&A expenses was primarily due to lower compensation expense as a result of continuing cost-savings initiatives.
EMEA Commercial

	First Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$204.9	$216.6	(5.4)%		(12.4)%
Fee-based income	4.8	4.7	1.2		(7.6)
Gross profit	32.8	34.5	(5.1)		(12.2)
SG&A expenses excluding restructuring charges	32.4	40.8	(20.8)
Restructuring charges	2.7	5.8	(53.6)
Total SG&A expenses	35.1	46.6	(24.8)		(30.4)
Earnings from Operations	(2.3)	(12.1)	81.3

Gross profit rate	16.0%	15.9%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.8	18.8	(3.0)
% of gross profit	98.7	118.3	(19.6)
Operating margin	(1.1)	(5.6)	4.5

The change in revenue from services in EMEA Commercial resulted from a 5.5% decrease in hours worked, combined with a decrease in average hourly bill rates of 0.1% (7.4% on a constant currency basis). EMEA Commercial revenue represented 18.1% of total Company revenue in the first quarter of 2010 and 20.8% in the first quarter of 2009.
During 2009, EMEA Commercial completed a significant restructuring within the United Kingdom and exited the staffing business in Spain, Turkey, Ukraine and Finland. Exiting these locations accounted for approximately 8 percentage points of first quarter constant currency revenue decline for EMEA Commercial. Restructuring charges in the first quarter of 2010 primarily represent severance and lease termination costs for branches that were in the process of closure at the end of 2009. These actions and other continuing cost-savings initiatives resulted in the decrease in SG&A expenses.
EMEA PT

	First Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$34.9	$32.8	6.3%		(0.9)%
Fee-based income	3.7	4.4	(14.7)		(22.2)
Gross profit	9.4	9.4	0.5		(7.0)
Total SG&A expenses	9.5	10.0	(4.3)		(11.4)
Earnings from Operations	(0.1)	(0.6)	83.3

Gross profit rate	27.1%	28.6%	(1.5	)pts.
Expense rates:
% of revenue	27.3	30.4	(3.1)
% of gross profit	101.0	106.1	(5.1)
Operating margin	(0.3)	(1.7)	1.4
The change in revenue from services in EMEA PT resulted from a 7.7% increase in average hourly bill rates (0.6% on a constant currency basis), combined with a 1.8% increase in hours worked. EMEA PT revenue represented 3.1% of total Company revenue in the first quarter of 2010 and 2009.
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

APAC Commercial

	First Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$80.9	$64.4	25.6%		6.8%
Fee-based income	2.8	2.2	25.7		7.9
Gross profit	11.4	9.5	20.4		1.1
SG&A expenses excluding restructuring charges	9.9	10.8	(8.5)
Restructuring charges	0.5	—	NM
Total SG&A expenses	10.4	10.8	(3.6)		(19.3)
Earnings from Operations	1.0	(1.3)	NM

Gross profit rate	14.1%	14.7%	(0.6	)pts.
Expense rates (excluding restructuring charges):
% of revenue	12.2	16.7	(4.5)
% of gross profit	86.8	114.1	(27.3)
Operating margin	1.2	(2.1)	3.3
The change in revenue from services in APAC Commercial resulted from an increase in hours worked of 19.0%, combined with an increase in average hourly bill rates of 5.6% (a decrease of 10.3% on a constant currency basis). The decrease in the constant currency average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia, as well as a reduction in hours volume in Japan. APAC Commercial revenue represented 7.2% of total Company revenue in the first quarter of 2010 and 6.2% in the first quarter of 2009.
The decrease in the APAC Commercial gross profit rate was primarily due to a decrease in the temporary gross profit rate in India, Malaysia and New Zealand, which resulted from growth in lower margin business. During the first quarter of 2010, APAC Commercial exited the staffing business in Japan, which impacted year-over-year constant currency revenue and expense comparisons by approximately 10 percentage points.
APAC PT

	First Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$7.6	$6.2	22.7%		4.9%
Fee-based income	1.9	1.0	96.4		81.1
Gross profit	2.8	1.9	46.1		29.4
Total SG&A expenses	3.8	2.2	73.2		54.3
Earnings from Operations	(1.0)	(0.3)	(284.1)

Gross profit rate	36.7%	30.8%	5.9	pts.
Expense rates:
% of revenue	49.1	34.7	14.4
% of gross profit	133.8	112.9	20.9
Operating margin	(12.4)	(4.0)	(8.4)

The change in revenue from services in APAC PT resulted from an increase in average hourly bill rates of 15.5% (a decrease of 3.8% on a constant currency basis), partially offset by a decrease in hours worked of 5.4%. The decrease in the constant currency average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India, as well as the decision to exit the staffing market in Japan. APAC PT revenue represented 0.7% of total Company revenue in the first quarter of 2010 and 0.6% in the first quarter of 2009.
The change in the APAC PT gross profit rate was due primarily to increases in fee-based income. SG&A expenses increased, due to hiring of permanent placement recruiters, positioning this segment for future growth.
OCG

	First Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$55.3	$48.7	13.5%		12.1%
Fee-based income	6.1	6.6	(7.9)		(11.4)
Gross profit	14.0	15.9	(12.3)		(14.5)
SG&A expenses excluding restructuring charges	18.4	17.0	8.5
Restructuring charges	0.1	0.1	(36.2)
Total SG&A expenses	18.5	17.1	8.2		5.3
Earnings from Operations	(4.5)	(1.2)	(280.6)

Gross profit rate	25.3%	32.7%	(7.4	)pts.
Expense rates (excluding restructuring charges):
% of revenue	33.4	34.9	(1.5)
% of gross profit	132.1	106.8	25.3
Operating margin	(8.2)	(2.5)	(5.7)
Revenue from services in the OCG segment for the first quarter of 2010 increased in the Americas and APAC regions and decreased in the Europe region. OCG revenue represented 4.9% of total Company revenue in the first quarter of 2010 and 4.7% in the first quarter of 2009.
The OCG gross profit rate decreased primarily due to a shift in revenue mix among the OCG business units. Revenue in the higher-margin recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”) and career transition outplacement (“CTO”) units declined, while revenue in our lower-margin payroll process outsourcing (“PPO”) and business process outsourcing (“BPO”) units grew during the first quarter of 2010 compared to a year ago. This change in business mix, coupled with a decrease in the gross profit rates in our BPO and PPO practice as compared to the prior year, resulted in the overall gross profit decline.
SG&A expenses increased, due to increased investments in implementation and travel costs for new customer business, as well as higher technology costs in our CWO practice area.

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
Cash and Equivalents
Cash and equivalents totaled $55.7 million at the end of the first quarter of 2010, a decrease of $33.2 million from the $88.9 million at year-end 2009. The decrease in cash is due, in part, to lower cash receipts in the last week of the month as a result of the timing of the Easter holiday. As further described below, we used $18.9 million of cash in operating activities, used $1.3 million of cash in investing activities and used $11.2 million of cash in financing activities.
Operating Activities
In the first quarter of 2010, we used $18.9 million in cash from operating activities, as compared to generating $25.1 million in the first quarter of 2009. The decrease was due to growth in trade accounts receivable, reflecting increased working capital needs, partially offset by improved operating results.
Trade accounts receivable totaled $727.3 million at the end of the first quarter of 2010. Global days sales outstanding at the end of the first quarter of 2010 and 2009 were 51 days.
Our working capital position was $363.2 million at the end of the first quarter of 2010 and $360.8 million at year-end 2009, an increase of $2.4 million from year-end 2009. The current ratio was 1.7 at the end of the first quarter of 2010 and at year-end 2009. The year-over-year change in book overdrafts of $18.7 million in 2009 was reclassified from financing to operating activities.
Investing Activities
In the first quarter of 2010, we used $1.3 million in cash from investing activities, compared to $2.2 million in the first quarter of 2009. Capital expenditures totaled $1.4 million for the first quarter of 2010 and $2.0 million for the first quarter of 2009.
Financing Activities
In the first quarter of 2010, we used $11.2 million in cash from financing activities, compared to $23.9 million in the first quarter of 2009. Debt totaled $124.3 million at the end of the first quarter of 2010, compared to $137.1 million at year-end 2009. At the end of the first quarter of 2010, debt represented approximately 18.0% of total capital.
In the first quarter of 2009, we repaid short-term debt of $22.9 million.
New Accounting Pronouncements
None.
Contractual Obligations and Commercial Commitments
There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 18, 2010. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity
We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization, and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities or other sources.
As of April 4, 2010, we had $88.3 million of available capacity on our $90 million revolving credit facility and $0.6 million of available capacity on our $100 million securitization facility. The securitization facility carried $52.0 million of short-term borrowings and $47.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.
On May 11, 2010, Kelly sold 1,576,169 shares of Kelly’s Class A common stock to Temp Holdings, a leading integrated human resources services company in Japan. The shares were sold in a private transaction at $15.42 per share, which was the average of the closing prices of the Class A stock for the five days from May 3, 2010 through May 7, 2010, and represent 4.8 percent of the outstanding Class A shares after the completion of the sale.
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
Kelly does not currently hold any derivative contracts. The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries, which conduct business in their local currencies. These risks are partially mitigated by the impact of the Company’s local currency-denominated local borrowings, which mitigate the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar.
In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% in market interest rates would not have a material impact on 2010 first quarter earnings.
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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 6, Contingencies, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into U.S. law. The Acts represent comprehensive healthcare reform legislation that, in addition to other provisions, will require that we provide healthcare coverage to our temporary employees in the United States or incur penalties. Although we intend to bill these costs to our customers, there can be no assurance that we will be able to increase the fees charged to our customers in a sufficient amount to cover the increased costs. Additionally, since significant provisions of the Acts will not become effective until 2014, possible future changes to the Acts could significantly impact any estimates we develop during that period. While we are unable at this time to estimate the net impact of the Acts, we believe the net financial impact on our results of operations could be significant.
There have been no other material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c)	Issuer Repurchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

January 4, 2010 through February 7, 2010	10,479	$15.85	—	$—

February 8, 2010 through March 7, 2010	—	—	—	$—

March 8, 2010 through April 4, 2010	93	17.13	—	$—

Total	10,572	$15.86	—

We may reacquire shares outside the program in connection with the surrender of shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 10,572 shares were reacquired in transactions outside the program during the quarter.

Item 6.	Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 25 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.
Date: May 12, 2010
/s/ Patricia Little
Patricia Little
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2010
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