Form 10-Q
period 2010-07-04
KELLY SERVICES INC
filed 2010-08-11
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 28, 2010, 33,228,664 shares of Class A and 3,459,785 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenue from services	$1,209.4	$1,028.9	$2,339.8	$2,071.5

Cost of services	1,018.5	857.2	1,968.9	1,724.3

Gross profit	190.9	171.7	370.9	347.2

Selling, general and administrative expenses	180.9	193.6	362.5	399.7

Asset impairments	1.5	52.6	1.5	52.6

Earnings (loss) from operations	8.5	(74.5)	6.9	(105.1)

Other (expense) income, net	(2.1)	(1.0)	(3.2)	0.3

Earnings (loss) from continuing operations before taxes	6.4	(75.5)	3.7	(104.8)

Income taxes	2.5	(9.5)	1.8	(22.7)

Earnings (loss) from continuing operations	3.9	(66.0)	1.9	(82.1)

Earnings from discontinued operations, net of tax	—	—	—	0.6

Net earnings (loss)	$3.9	$(66.0)	$1.9	$(81.5)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.11	$(1.89)	$0.05	$(2.36)
Earnings from discontinued operations	$—	$—	$—	$0.02
Net earnings (loss)	$0.11	$(1.89)	$0.05	$(2.34)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.11	$(1.89)	$0.05	$(2.36)
Earnings from discontinued operations	$—	$—	$—	$0.02
Net earnings (loss)	$0.11	$(1.89)	$0.05	$(2.34)

Average shares outstanding (millions):
Basic	36.0	34.8	35.5	34.8
Diluted	36.0	34.8	35.5	34.8
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 4, 2010	January 3, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$65.3	$88.9
Trade accounts receivable, less allowances of $13.0 and $15.0, respectively	751.8	717.9
Prepaid expenses and other current assets	60.7	70.6
Deferred taxes	21.2	21.0

Total current assets	899.0	898.4

PROPERTY AND EQUIPMENT:
Land and buildings	58.9	58.8
Computer hardware and software, equipment, furniture and leasehold improvements	254.6	264.0
Accumulated depreciation	(201.4)	(195.7)

Net property and equipment	112.1	127.1

NONCURRENT DEFERRED TAXES	74.2	77.5

GOODWILL, NET	67.3	67.3

OTHER ASSETS	127.5	131.4

TOTAL ASSETS	$1,280.1	$1,301.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$68.4	$79.6
Accounts payable and accrued liabilities	144.8	182.6
Accrued payroll and related taxes	228.3	208.3
Accrued insurance	19.8	19.7
Income and other taxes	47.3	47.4

Total current liabilities	508.6	537.6

NONCURRENT LIABILITIES:
Long-term debt	49.9	57.5
Accrued insurance	47.1	47.3
Accrued retirement benefits	72.4	76.9
Other long-term liabilities	15.4	16.0

Total noncurrent liabilities	184.8	197.7

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2010 and 2009	36.6	36.6
Class B common stock, shares issued 3.5 million at 2010 and 2009	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.4 million shares at 2010 and 5.1 million at 2009	(70.7)	(106.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	26.8	36.9
Earnings invested in the business	573.4	571.5
Accumulated other comprehensive income	17.7	25.1

Total stockholders’ equity	586.7	566.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,280.1	$1,301.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—

Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—

Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(106.1)	(109.9)	(106.6)	(110.6)
Sale of stock, exercise of stock options, restricted stock awards and other	35.4	2.7	35.9	3.4

Balance at end of period	(70.7)	(107.2)	(70.7)	(107.2)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—	—	—

Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	37.4	36.3	36.9	35.8
Sale of stock, exercise of stock options, restricted stock awards and other	(10.6)	(1.6)	(10.1)	(1.1)

Balance at end of period	26.8	34.7	26.8	34.7

Earnings Invested in the Business
Balance at beginning of period	569.5	660.5	571.5	676.0
Net earnings (loss)	3.9	(66.0)	1.9	(81.5)

Balance at end of period	573.4	594.5	573.4	594.5

Accumulated Other Comprehensive Income
Balance at beginning of period	25.5	2.2	25.1	12.2
Foreign currency translation adjustments, net of tax	(7.8)	11.7	(9.1)	6.5
Unrealized gains on investments, net of tax	—	8.8	1.7	4.0

Balance at end of period	17.7	22.7	17.7	22.7

Stockholders’ Equity at end of period	$586.7	$584.2	$586.7	$584.2

Comprehensive (Loss) Income
Net earnings (loss)	$3.9	$(66.0)	$1.9	$(81.5)
Foreign currency translation adjustments, net of tax	(7.8)	11.7	(9.1)	6.5
Unrealized gains on investments, net of tax	—	8.8	1.7	4.0

Comprehensive (Loss) Income	$(3.9)	$(45.5)	$(5.5)	$(71.0)

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	July 4,	June 28,
	2010	2009

Cash flows from operating activities:
Net earnings (loss)	$1.9	$(81.5)
Noncash adjustments:
Impairment of assets	1.5	52.6
Depreciation and amortization	17.8	21.0
Provision for bad debts	0.5	1.3
Stock-based compensation	1.4	2.2
Other, net	0.8	(1.5)
Changes in operating assets and liabilities	(44.2)	53.0

Net cash from operating activities	(20.3)	47.1

Cash flows from investing activities:
Capital expenditures	(3.8)	(5.0)
Acquisition of companies, net of cash received	—	(7.5)
Other investing activities	0.9	(3.0)

Net cash from investing activities	(2.9)	(15.5)

Cash flows from financing activities:
Net change in revolving line of credit	(11.8)	(13.1)
Repayment of debt	(7.3)	(22.9)
Sale of stock and other financing activities	24.2	(0.8)

Net cash from financing activities	5.1	(36.8)

Effect of exchange rates on cash and equivalents	(5.5)	2.1

Net change in cash and equivalents	(23.6)	(3.1)
Cash and equivalents at beginning of period	88.9	118.3

Cash and equivalents at end of period	$65.3	$115.2

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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current presentation, including the reclassification of the year-to-date increase in book overdrafts of $22.8 million in 2009 from financing to operating activities in the statement of cash flows.
2. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities. As of July 4, 2010 and January 3, 2010, the carrying value of long-term debt approximates the fair value.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of July 4, 2010 and January 3, 2010 on the consolidated balance sheet by fair value hierarchy level, as described below. The Company carried no liabilities at fair value as of July 4, 2010 and January 3, 2010.

	Fair Value Measurements on a Recurring Basis
	As of July 4, 2010
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$1.5	$1.5	$—	$—
Available-for-sale investment	26.6	26.6	—	—
Forward exchange contracts, net	0.4	—	0.4	—

Total assets at fair value	$28.5	$28.1	$0.4	$—

	Fair Value Measurements on a Recurring Basis
	As of January 3, 2010
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$1.0	$1.0	$—	$—
Available-for sale investment	23.6	23.6	—	—

Total assets at fair value	$24.6	$24.6	$—	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Fair Value Measurements (continued)
Assets Measured at Fair Value on a Recurring Basis (continued)
Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.
Money market funds as of July 4, 2010 and January 3, 2010 represent investments in money market accounts, of which $1.0 million is restricted cash and is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss for the quarter ended July 4, 2010, which was insignificant, and $8.8 million gain for the quarter ended June 28, 2009 was recorded in other comprehensive income, a component of stockholders’ equity. The unrealized gain of $1.7 million for the 26 weeks ended July 4, 2010 and $4.0 million for the 26 weeks ended June 28, 2009 was recorded in other comprehensive income.
During the second quarter of 2010, the Company entered into two forward exchange contracts to offset the variability in exchange rates on its yen-denominated debt. These contracts, which are included on a net basis in prepaid expenses and other current assets on the consolidated balance sheet, are valued using market exchange rates and are not designated as hedging instruments. Accordingly, gains and losses resulting from recording the foreign exchange contracts at fair value are reported in other (expense) income, net on the consolidated statement of earnings, and amounted to a gain of $0.5 million for the quarter ended July 4, 2010. At July 4, 2010, the Company had open forward foreign currency exchange contracts, all with expiration dates of less than one year, to buy or sell foreign currencies with a U.S. dollar equivalent of $13.7 million. The Company does not use financial instruments for trading or speculative purposes.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis, such as when there is evidence of impairment. In the second quarter of 2010, management assessed the viability of certain incomplete software projects in Europe. Based on the estimated costs to complete, management terminated the projects and recorded an impairment charge of $1.5 million. After the impairment charge, the remaining balance related to these software projects is zero, which represents the fair value at July 4, 2010.
Continuing operating losses in the Company’s Outsourcing and Consulting Group (“OCG”) reporting unit were deemed to be a triggering event for purposes of assessing goodwill for impairment during the second quarter of 2010. Accordingly, we tested goodwill related to OCG and determined that OCG goodwill was not impaired.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Fair Value Measurements (continued)
Assets Measured at Fair Value on a Nonrecurring Basis (continued)
In the second quarter of 2009, due to significantly worse than anticipated economic conditions and the impacts to our business, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. As a result, we recorded a goodwill impairment loss of $50.5 million, of which $16.4 million related to the Americas Commercial reporting unit, $12.1 million related to the APAC Commercial reporting unit and $22.0 million related to the EMEA PT reporting unit. The expense was recorded in the asset impairments line on the consolidated statement of earnings for the quarter and six months ended June 28, 2009.
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
4. Restructuring
Restructuring costs incurred in the first six months of 2010 totaled $4.4 million and primarily relate to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters. Restructuring costs in the second quarter and first six months of 2009 totaled $4.7 million and $11.9 million, respectively, and primarily relate to global severance, lease terminations, asset write-offs and other miscellaneous costs incurred in connection with the reduction in the number of permanent employees and the consolidation, sale or closure of branch locations. These costs were reported as a component of selling, general and administrative expenses. Total costs incurred since July 2008 for the program amounted to $40.8 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4. Restructuring (continued)
A summary of the balance sheet accrual, the majority of which is expected to be paid within the next 12 months, related to the global restructuring costs follows (in millions of dollars):

Balance at beginning of year	$12.7

Additions charged to operations	4.4
Reductions for cash payments	(8.7)

Balance at April 4, 2010	8.4

Additions charged to operations	—
Reductions for cash payments	(3.6)

Balance at July 4, 2010	$4.8

5. Earnings Per Share and Sale of Stock
Due to the fact that there were no potentially dilutive common shares outstanding during the period and that earnings allocated to participating securities were insignificant, the computations of basic and diluted earnings (loss) per share on common stock are the same for both 13-week and 26-week periods ended July 4, 2010 and June 28, 2009. Stock options representing 0.7 million and 0.9 million shares, respectively, for the 13 weeks ended July 4, 2010 and June 28, 2009, and 0.7 million and 0.9 million shares, respectively, for the 26 weeks ended July 4, 2010 and June 28, 2009 were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect.
On May 11, 2010, the Company sold 1,576,169 shares of Kelly’s Class A common stock to Temp Holdings. The shares were sold in a private transaction at $15.42 per share, which was the average of the closing prices of the Class A common stock for the five days from May 3, 2010 through May 7, 2010, and represented 4.8 percent of the outstanding Class A shares after the completion of the sale. As part of this transaction, Kelly added a representative of Temp Holdings to Kelly’s board of directors.
6. Other (Expense) Income, Net
Included in other (expense) income, net are the following:

	13 Weeks Ended		26 Weeks Ended
	2010	2009	2010	2009
	(In millions of dollars)		(In millions of dollars)
Interest income	$0.2	$0.4	$0.4	$0.9
Interest expense	(1.5)	(0.8)	(3.0)	(1.4)
Dividend income	0.2	0.3	0.2	0.3
Foreign exchange (losses) gains	(1.0)	(1.0)	(0.8)	0.3
Other	—	0.1	—	0.2

Other (expense) income, net	$(2.1)	$(1.0)	$(3.2)	$0.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. Contingencies
The Company is the subject of two pending class action lawsuits. The two lawsuits, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc., pending in the Superior Court of California, Los Angeles and Sullivan v. Kelly Services, Inc., pending in the US District Court Southern District of CA, both involve claims for monetary damages by current and former temporary employees working in the State of California.
The Fuller matter involves claims relating to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and to alleged technical violations of a state law governing the content of employee pay stubs. On April 30, 2007, the Court in the Fuller case certified both plaintiff classes involved in the suit. In the third quarter of 2008, Kelly was granted a hearing date for its motions related to summary judgment on both certified claims. On March 13, 2009, the Court granted Kelly’s motion for decertification of the classes. Plaintiffs filed a petition for review on April 3, 2009 requesting the decertification ruling be overturned. Plaintiffs’ request was granted on May 17, 2010 and the suit was recertified as a class action. The Sullivan matter relates to claims by temporary workers for compensation while interviewing for assignments. On April 27, 2010, the Court in the Sullivan matter certified the lawsuit as a class action. The Company believes it has meritorious defenses in both lawsuits and will continue to vigorously defend itself during the litigation process.
The Company is also involved in a number of other lawsuits arising in the ordinary course of its business, typically employment discrimination and wage and hour matters. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to inherent uncertainties and the Company is not at this time able to predict the outcome of these matters. It is reasonably possible that some matters could be decided unfavorably to the Company and, if so, could have a material adverse impact on our consolidated financial statements.
8. Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. Each reportable segment is managed by its own management team and reports to executive management. The Company’s seven reporting segments are: (1) Americas Commercial, (2) Americas Professional and Technical (“Americas PT”), (3) Europe, Middle East and Africa Commercial (“EMEA Commercial”), (4) Europe, Middle East and Africa Professional and Technical (“EMEA PT”), (5) Asia Pacific Commercial (“APAC Commercial”), (6) Asia Pacific Professional and Technical (“APAC PT”) and (7) OCG.
The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing, contingent workforce outsourcing, business process outsourcing, executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments. Included in unallocated corporate expenses in the 13 and 26 weeks ended June 28, 2009 is $52.6 million related to asset impairment charges.
The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 and 26 weeks ended July 4, 2010 and June 28, 2009. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Segment Disclosures (continued)

	13 Weeks Ended		26 Weeks Ended
	2010	2009	2010	2009
	(In millions of dollars)		(In millions of dollars)
Revenue from Services:
Americas Commercial	$600.9	$473.0	$1,148.6	$955.4
Americas PT	219.9	194.8	425.5	392.2

Total Americas Commercial and PT	820.8	667.8	1,574.1	1,347.6

EMEA Commercial	209.8	211.7	414.7	428.3
EMEA PT	34.4	33.1	69.3	65.9

Total EMEA Commercial and PT	244.2	244.8	484.0	494.2

APAC Commercial	83.7	66.3	164.6	130.7
APAC PT	7.8	5.5	15.4	11.7

Total APAC Commercial and PT	91.5	71.8	180.0	142.4

OCG	60.4	50.1	115.7	98.8

Less: Intersegment revenue	(7.5)	(5.6)	(14.0)	(11.5)

Consolidated Total	$1,209.4	$1,028.9	$2,339.8	$2,071.5

Earnings (Loss) from Operations:
Americas Commercial	$18.0	$2.0	$31.1	$2.5
Americas PT	11.8	6.6	20.3	11.9

Total Americas Commercial and PT	29.8	8.6	51.4	14.4

EMEA Commercial	1.4	(5.3)	(0.9)	(17.4)
EMEA PT	0.5	(1.3)	0.4	(1.9)

Total EMEA Commercial and PT	1.9	(6.6)	(0.5)	(19.3)

APAC Commercial	1.0	(1.2)	2.0	(2.5)
APAC PT	(0.4)	(0.4)	(1.4)	(0.7)

Total APAC Commercial and PT	0.6	(1.6)	0.6	(3.2)

OCG	(5.8)	(3.2)	(10.3)	(4.4)

Corporate Expense	(18.0)	(71.7)	(34.3)	(92.6)

Consolidated Total	$8.5	$(74.5)	$6.9	$(105.1)

9. Subsequent Event
On August 10, 2010, the board of directors of the Company decided to eliminate the position of Chief Administrative Officer, currently held by Michael L. Durik, effective September 30, 2010. Under the terms of the Company’s Executive Severance Plan, the Company will incur severance costs of approximately $2.8 million in the third quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
During the second quarter of 2010, the global economy continued to show signs of recovery and labor markets strengthened as demand for temporary staffing improved. In the U.S., more than 360,000 temporary jobs have been added in the last ten months, representing 21% growth from the low point in September, 2009. While July, 2010 posted a decline of 5,600 temporary jobs, it follows nine months of consecutive growth and was the smallest decline since November, 2007.
For Kelly, positive economic conditions and favorable labor trends resulted in improved second quarter performance highlighted by: increased demand for temporary staffing across all geographic regions; strong, sustainable growth in light industrial staffing; stability in office-clerical staffing; and, improvement in professional and technical staffing. For the second quarter,
•	Revenue was up 18% compared to last year.
•	Year-over-year expenses were down 7%, as we continued to benefit from the restructuring actions we took last year.
•	Our gross profit rate declined compared to last year, reflecting the continued shift in business and customer mix.
•	Earnings per share totaled $0.11, a marked improvement over last year’s second quarter loss per share of $1.89.
Also during the quarter, we entered into a strategic alliance with Temp Holdings, a leading integrated human resources services company in Japan, strengthening both companies’ competitive positions in the global staffing market. This arrangement involved the sale of 1.6 million shares of Kelly’s Class A common stock to Temp Holdings in a private transaction.
Results of Operations
Second Quarter
Revenue from services in the second quarter of 2010 totaled $1.2 billion, an increase of 17.5% from the same period in 2009. This was the result of an increase in hours worked of 20.0%, partially offset by a decrease in average hourly bill rates of 2.5% (2.7% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $24.4 million, or 2.0% of total revenue, for the second quarter of 2010, an increase of 18.9% (17.2% on a constant currency basis) as compared to $20.6 million in the second quarter of 2009. On a constant currency basis, revenue for the quarter increased in all business segments.

Compared to the second quarter of 2009, the U.S. dollar was weaker against certain foreign currencies, including the Australian dollar and Canadian dollar, and stronger against the euro and British pound. As a net result, our consolidated U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, second quarter revenue increased 16.8% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2010 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2009. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on second quarter revenue:

	Second Quarter Revenue
	2010	2009	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$593.7	$473.0	25.5%
Americas PT	219.5	194.8	12.6

Total Americas Commercial and PT — Constant Currency	813.2	667.8	21.8

EMEA Commercial	216.7	211.7	2.4
EMEA PT	35.9	33.1	8.6

Total EMEA Commercial and PT — Constant Currency	252.6	244.8	3.2

APAC Commercial	75.5	66.3	13.8
APAC PT	7.1	5.5	28.8

Total APAC Commercial and PT — Constant Currency	82.6	71.8	15.0

OCG — Constant Currency	60.3	50.1	20.3

Less: Intersegment revenue	(7.4)	(5.6)	32.6

Total Revenue from Services — Constant Currency	1,201.3	1,028.9	16.8
Foreign Currency Impact	8.1

Revenue from Services	$1,209.4	$1,028.9	17.5%

Gross profit of $190.9 million was 11.2% higher than gross profit of $171.7 million for the same period of the prior year. The gross profit rate for the second quarter of 2010 was 15.8%, versus 16.7% for the second quarter of 2009. The decrease in the gross profit rate was caused by a reduction in our temporary margins, primarily within the Americas and OCG businesses, partially offset by a favorable impact from recent U.S. legislation described below. In the Americas, the average temporary margin continues to be impacted by shifts to a higher proportion of light industrial business compared to clerical, and to large corporate customers compared to retail. Within OCG, the temporary margins reflect the shift to a higher proportion of the lower-margin payroll process outsourcing (“PPO”) business and the impact of non-billable implementation costs associated with our business process outsourcing (“BPO”) units.
Recent U.S. legislation, the Hiring Incentives to Restore Employment (“HIRE”) Act, allows employers to receive tax incentives to hire and retain previously unemployed individuals. The HIRE Act expires at the end of 2010.
Selling, general and administrative (“SG&A”) expenses totaled $180.9 million, a year-over-year decrease of $12.7 million, or 6.5% (6.9% on a constant currency basis). Included in SG&A expenses for the second quarter of 2009 is $4.7 million for restructuring costs. These costs relate primarily to global severance, lease terminations, asset write-offs and other miscellaneous costs incurred in connection with the reduction in the number permanent employees and the consolidation, sale or closure of branch locations.
We recorded asset impairment charges of $1.5 million in the second quarter of 2010 and $52.6 million in the second quarter of 2009. In the second quarter of 2010, management assessed the viability of certain incomplete software projects in Europe. Based on the estimated costs to complete, management terminated the projects and recorded an asset impairment charge of $1.5 million. Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. This resulted in the recognition of a goodwill impairment loss of $50.5 million in total, of which $16.4 million related to the Americas Commercial segment, $12.1 million related to the APAC Commercial segment and $22.0 million related to the EMEA PT segment.

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
As a result of the above, we reported earnings from operations in the second quarter of 2010 totaling $8.5 million, compared to a loss of $74.5 million reported for the second quarter of 2009.
Income tax expense for the second quarter of 2010 was $2.5 million, compared to a benefit of $9.5 million for the second quarter of 2009. The increase in tax expense is primarily due to the increase in earnings. Our tax benefit for the second quarter of 2009 was reduced by the non-deductibility of asset impairment and restructuring charges.
Earnings from continuing operations were $3.9 million in the second quarter of 2010, compared to a loss of $66.0 million in the second quarter of 2009. Included in earnings from continuing operations in the second quarter of 2010 were $1.2 million, net of tax, of asset impairment charges. Included in the loss from continuing operations in the second quarter of 2009 were $49.2 million, net of tax, related to asset impairments and $4.0 million, net of tax, of restructuring charges.
Diluted earnings from continuing operations per share for the second quarter of 2010 were $0.11, as compared to a diluted loss of $1.89 for the second quarter of 2009.
Americas Commercial

	Second Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$600.9	$473.0	27.0%		25.5%
Fee-based income	2.2	1.6	41.8		38.3
Gross profit	85.7	70.6	21.2		20.0
SG&A expenses excluding restructuring charges	67.7	67.5	0.3
Restructuring charges	—	1.1	(100.0)
Total SG&A expenses	67.7	68.6	(1.4)		(2.5)
Earnings from Operations	18.0	2.0	NM

Gross profit rate	14.3%	14.9%	(0.6	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.3	14.3	(3.0)
% of gross profit	79.0	95.5	(16.5)
Operating margin	3.0	0.4	2.6
The change in Americas Commercial revenue from services reflected an increase in hours worked of 25.2%, combined with an increase in average hourly bill rates of 1.4% (0.2% on a constant currency basis). Americas Commercial represented 49.7% of total Company revenue in the second quarter of 2010 and 46.0% in the second quarter of 2009.
The decrease in the gross profit rate was primarily due to an increase in the proportion of lower-margin light industrial business to higher-margin clerical business, partially offset by HIRE Act benefits.

Americas PT

	Second Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$219.9	$194.8	12.9%		12.6%
Fee-based income	2.2	2.3	(2.7)		(3.1)
Gross profit	34.5	32.2	7.3		7.0
SG&A expenses excluding restructuring charges	22.7	25.5	(10.5)
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	22.7	25.6	(10.9)		(11.1)
Earnings from Operations	11.8	6.6	76.4

Gross profit rate	15.7%	16.5%	(0.8	)pts.
Expense rates (excluding restructuring charges):
% of revenue	10.3	13.0	(2.7)
% of gross profit	65.8	78.8	(13.0)
Operating margin	5.4	3.4	2.0
The change in Americas PT revenue from services reflected an increase in hours worked of 8.9%, combined with an increase in average billing rates of 3.9% (3.7% on a constant currency basis). Americas PT revenue represented 18.2% of total Company revenue in the second quarter of 2010 and 18.9% in the second quarter of 2009.
The Americas PT gross profit rate decreased, due to changes in customer mix and higher state unemployment taxes, partially offset by the effect of HIRE Act benefits. The decrease in SG&A expenses was primarily due to reductions in personnel as a result of continuing cost-savings initiatives.
EMEA Commercial

	Second Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$209.8	$211.7	(0.9)%		2.4%
Fee-based income	5.1	3.9	33.2		35.5
Gross profit	33.8	34.4	(1.6)		2.0
SG&A expenses excluding restructuring charges	30.9	36.6	(15.5)
Restructuring charges	—	3.1	(100.0)
Total SG&A expenses	30.9	39.7	(22.2)		(19.6)
Asset impairments	1.5	—	NM
Earnings from Operations	1.4	(5.3)	NM

Gross profit rate	16.1%	16.2%	(0.1	)pts.
Expense rates (excluding restructuring charges):
% of revenue	14.7	17.3	(2.6)
% of gross profit	91.5	106.5	(15.0)
Operating margin	0.6	(2.5)	3.1

The change in revenue from services in EMEA Commercial resulted from a decrease in average hourly bill rates of 9.5% (6.4% on a constant currency basis), partially offset by an 8.7% increase in hours worked. The decrease in the constant currency average hourly bill rates for EMEA Commercial was due to a change in the mix from countries with higher average bill rates to those with lower average bill rates, such as Russia and Portugal. EMEA Commercial revenue represented 17.3% of total Company revenue in the second quarter of 2010 and 20.6% in the second quarter of 2009.
During 2009, EMEA Commercial completed a significant restructuring within the United Kingdom and exited the staffing business in Spain, Turkey, Ukraine and Finland. Exiting these locations accounted for approximately 2 percentage points of the change in second quarter constant currency revenue for EMEA Commercial. These actions and other continuing cost-savings initiatives resulted in the decrease in SG&A expenses.
EMEA PT

	Second Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$34.4	$33.1	4.1%		8.6%
Fee-based income	3.9	3.8	3.6		5.2
Gross profit	9.3	8.8	6.2		9.8
Total SG&A expenses	8.8	10.1	(13.1)		(10.0)
Earnings from Operations	0.5	(1.3)	NM

Gross profit rate	27.1%	26.6%	0.5	pts.
Expense rates:
% of revenue	25.5	30.6	(5.1)
% of gross profit	94.1	115.1	(21.0)
Operating margin	1.6	(4.0)	5.6
The change in revenue from services in EMEA PT resulted from a 7.1% increase in hours worked, partially offset by a 2.7% decrease in average hourly bill rates (an increase of 1.8% on a constant currency basis). EMEA PT revenue represented 2.8% of total Company revenue in the second quarter of 2010 and 3.2% in the second quarter of 2009.
The change in the EMEA PT gross profit rate was primarily due to increases in temporary margins. SG&A expenses declined, due to reductions in personnel and continuing cost-savings initiatives.

APAC Commercial

	Second Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$83.7	$66.3	26.2%		13.8%
Fee-based income	2.7	2.3	15.1		3.6
Gross profit	11.7	9.7	20.9		8.5
SG&A expenses excluding restructuring charges	10.7	10.8	(0.8)
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	10.7	10.9	(1.2)		(11.3)
Earnings from Operations	1.0	(1.2)	NM

Gross profit rate	14.0%	14.6%	(0.6	)pts.
Expense rates (excluding restructuring charges):
% of revenue	12.8	16.3	(3.5)
% of gross profit	91.8	111.8	(20.0)
Operating margin	1.2	(1.8)	3.0
The change in revenue from services in APAC Commercial resulted from an increase in hours worked of 22.4%, combined with an increase in average hourly bill rates of 3.4% (a decrease of 6.7% on a constant currency basis). The decrease in the constant currency average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia, as well as the decision to exit the staffing market in Japan. APAC Commercial revenue represented 6.9% of total Company revenue in the second quarter of 2010 and 6.4% in the second quarter of 2009.
The decrease in the APAC Commercial gross profit rate was primarily due to lower temporary margins as a result of country mix, fueled by the growth in India, as well as our decision to exit the staffing business in Japan. The decision to exit the staffing business in Japan impacted second quarter year-over-year constant currency revenue and expense comparisons by approximately 10 percentage points.
APAC PT

	Second Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$7.8	$5.5	41.1%		28.8%
Fee-based income	2.8	0.8	227.9		211.0
Gross profit	3.5	1.7	103.8		90.4
Total SG&A expenses	3.9	2.1	84.2		70.7
Earnings from Operations	(0.4)	(0.4)	2.5

Gross profit rate	45.5%	31.5%	14.0	pts.
Expense rates:
% of revenue	50.4	38.6	11.8
% of gross profit	110.8	122.6	(11.8)
Operating margin	(4.9)	(7.1)	2.2

The change in revenue from services in APAC PT resulted from an increase in hours worked of 15.8% and an increase in fee-based income, partially offset by a decrease in average hourly bill rates of 7.4% (17.3% on a constant currency basis). The decrease in the constant currency average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India, as well as the decision to exit the staffing market in Japan. APAC PT revenue represented 0.6% of total Company revenue in the second quarter of 2010 and 0.5% in the second quarter of 2009.
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
OCG

	Second Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$60.4	$50.1	20.5%		20.3%
Fee-based income	5.6	6.0	(6.1)		(6.4)
Gross profit	13.0	14.6	(11.0)		(10.9)
SG&A expenses excluding restructuring charges	18.8	17.4	7.9
Restructuring charges	—	0.4	(100.0)
Total SG&A expenses	18.8	17.8	5.6		5.7
Earnings from Operations	(5.8)	(3.2)	(80.8)

Gross profit rate	21.4%	29.0%	(7.6	)pts.
Expense rates (excluding restructuring charges):
% of revenue	31.1	34.7	(3.6)
% of gross profit	144.9	119.5	25.4
Operating margin	(9.6)	(6.4)	(3.2)
Revenue from services in the OCG segment for the second quarter of 2010 increased in the Americas, EMEA and APAC regions, due primarily to growth in our PPO practice. OCG revenue represented 5.0% of total Company revenue in the second quarter of 2010 and 4.9% in the second quarter of 2009.
The OCG gross profit rate decreased primarily due to the growth in our lower-margin PPO practice and implementation costs associated with our BPO units. The decline was mitigated somewhat from our higher margin recruitment process outsourcing (“RPO”) and executive placement revenue this quarter.
SG&A expenses increased, due to increased investments in implementation and travel costs for new customer business, as well as higher technology costs in our contingent workforce outsourcing (“CWO”) practice area.

Results of Operations
June Year to Date
Revenue from services for the first six months of 2010 totaled $2.34 billion, an increase of 13.0% from the same period in 2009. This was the result of an increase in hours worked of 14.0%, partially offset by a decrease in average hourly bill rates of 1.3% (3.0% on a constant currency basis). Fee-based income, which is included in revenue from services, totaled $48.1 million, or 2.1% of total revenue, for the first six months of 2010, an increase of 9.2% (4.7% on a constant currency basis) as compared to $44.1 million for the first six months of 2009. On a constant currency basis, revenue for the first six months of 2010 increased in all business segments, with the exception of EMEA Commercial.
Compared to the first six months of 2009, the U.S. dollar was weaker against many foreign currencies, including the British pound, Australian dollar and Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, revenue for the first six months of 2010 increased 10.5% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue for the first six months of 2010:

	June Year to Date
	2010	2009	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$1,131.6	$955.4	18.4%
Americas PT	424.4	392.2	8.2

Total Americas Commercial and PT — Constant Currency	1,556.0	1,347.6	15.5

EMEA Commercial	406.6	428.3	(5.1)
EMEA PT	68.4	65.9	3.8

Total EMEA Commercial and PT — Constant Currency	475.0	494.2	(3.9)

APAC Commercial	144.3	130.7	10.4
APAC PT	13.6	11.7	16.2

Total APAC Commercial and PT — Constant Currency	157.9	142.4	10.8

OCG — Constant Currency	114.9	98.8	16.3

Less: Intersegment revenue	(13.9)	(11.5)	20.8

Total Revenue from Services — Constant Currency	2,289.9	2,071.5	10.5
Foreign Currency Impact	49.9

Revenue from Services	$2,339.8	$2,071.5	13.0%

Gross profit of $370.9 million was 6.8% higher than gross profit of $347.2 million for the same period of the prior year. The gross profit rate for the first six months of 2010 was 15.9%, versus 16.8% for the first six months of 2009. Compared to the prior year, the gross profit rate decreased in all business segments, with the exception of EMEA Commercial and APAC PT. The decrease in the gross profit rate was caused by a reduction in our temporary margins, primarily within the Americas and OCG businesses, partially offset by the favorable impact of HIRE Act benefits. Our average temporary margin continues to be impacted by shifts to a higher proportion of light industrial business compared to clerical, and to large corporate customers compared to retail and, within OCG, to a higher proportion of the lower-margin PPO business.

SG&A expenses totaled $362.5 million, a year-over-year decrease of $37.2 million, or 9.3% (11.3% on a constant currency basis). Included in SG&A expenses for the first six months of 2010 are pretax charges of $4.4 million for restructuring costs. Included in SG&A expenses for the first six months of 2009 are pretax charges of $11.9 million for restructuring costs. Restructuring charges in the first six months of 2010 relate primarily to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, as well as severance costs related to the corporate headquarters. Restructuring charges in the first six months of 2009 relate primarily to global severance, lease terminations, asset write-offs and other miscellaneous costs incurred in connection with the reduction in the number of permanent employees and the consolidation, sale or closure of branch locations.
We recorded asset impairment charges of $1.5 million in the first six months of 2010 and $52.6 million in the first six months of 2009. Asset impairment charges in 2010 represent the write-off of incomplete software projects in Europe. Asset impairment charges in 2009 represent goodwill impairment losses related to Americas Commercial, APAC Commercial and EMEA PT, and the impairment of long-lived assets and intangible assets in Japan.
As a result of the above, we reported earnings from operations for the first six months of 2010 totaling $6.9 million, compared to a loss of $105.1 million reported for the first six months of 2009.
Income tax expense on continuing operations for the first six months of 2010 was $1.8 million, compared to a benefit of $22.7 million for the first six months of 2009. The increase in tax expense is primarily due to the increase in earnings. Our tax benefit for the first six months of 2009 was reduced by the non-deductibility of asset impairment and restructuring charges.
Earnings from continuing operations were $1.9 million for the first six months of 2010, compared to a loss of $82.1 million for the first six months of 2009. Included in earnings from continuing operations for the first six months of 2010 was $3.6 million, net of tax, of restructuring charges and $1.2 million, net of tax, of asset impairment charges. Included in the loss from continuing operations for the first six months of 2009 was $49.2 million, net of tax, related to asset impairment charges and $10.4 million, net of tax, of restructuring charges.
Net earnings for the first six months of 2010 totaled $1.9 million, compared to a loss of $81.5 million for the same period last year. Diluted earnings from continuing operations per share for the first six months of 2010 were $0.05, as compared to a diluted loss of $2.36 for the first six months of 2009.

Americas Commercial

	June Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$1,148.6	$955.4	20.2%		18.4%
Fee-based income	4.3	3.4	27.7		23.5
Gross profit	164.2	143.7	14.2		12.7
SG&A expenses excluding restructuring charges	132.8	139.3	(4.8)
Restructuring charges	0.3	1.9	(81.5)
Total SG&A expenses	133.1	141.2	(5.8)		(7.1)
Earnings from Operations	31.1	2.5	NM

Gross profit rate	14.3%	15.0%	(0.7	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.6	14.6	(3.0)
% of gross profit	80.8	96.9	(16.1)
Operating margin	2.7	0.3	2.4
The change in Americas Commercial revenue from services reflected an increase in hours worked of 18.1%, combined with an increase in average hourly bill rates of 1.7% (0.2% on a constant currency basis). Americas Commercial represented 49.1% of total Company revenue for the first six months of 2010 and 46.1% for the first six months of 2009.
The decrease in the gross profit rate was primarily due to an increase in the proportion of lower-margin light industrial business to higher-margin clerical business, partially offset by the impact of HIRE Act benefits. The decrease in SG&A expenses reflects reduced compensation expense, facilities and equipment charges as a result of the consolidation and closure of branch locations since the prior year.
Americas PT

	June Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$425.5	$392.2	8.5%		8.2%
Fee-based income	4.5	5.1	(11.2)		(11.8)
Gross profit	66.0	63.7	3.8		3.5
SG&A expenses excluding restructuring charges	45.7	51.7	(11.3)
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	45.7	51.8	(11.5)		(11.8)
Earnings from Operations	20.3	11.9	70.2

Gross profit rate	15.5%	16.2%	(0.7	)pts.
Expense rates (excluding restructuring charges):
% of revenue	10.8	13.2	(2.4)
% of gross profit	69.2	81.0	(11.8)
Operating margin	4.8	3.0	1.8
The change in Americas PT revenue from services reflected an increase in hours worked of 4.3%, combined with an increase in average billing rates of 4.2% (4.0% on a constant currency basis). Americas PT revenue represented 18.2% of total Company revenue in the first six months of 2010 and 18.9% in the first six months of 2009.

The Americas PT gross profit rate decreased, due primarily to changes in customer mix, lower fee-based income and higher state unemployment taxes, partially offset by the impact of HIRE Act benefits. The decrease in SG&A expenses was primarily due to continuing cost-savings initiatives.
EMEA Commercial

	June Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$414.7	$428.3	(3.2)%		(5.1)%
Fee-based income	9.9	8.6	15.5		11.6
Gross profit	66.6	68.9	(3.3)		(5.2)
SG&A expenses excluding restructuring charges	63.3	77.4	(18.3)
Restructuring charges	2.7	8.9	(69.9)
Total SG&A expenses	66.0	86.3	(23.6)		(25.4)
Asset impairments	1.5	—	NM
Earnings from Operations	(0.9)	(17.4)	94.8

Gross profit rate	16.1%	16.1%	0.0	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.3	18.1	(2.8)
% of gross profit	95.0	112.4	(17.4)
Operating margin	(0.2)	(4.1)	3.9
The change in revenue from services in EMEA Commercial resulted from a decrease in average hourly bill rates of 4.9% (6.7% on a constant currency basis), partially offset by a 1.4% increase in hours worked. The decrease in the constant currency average hourly bill rates for EMEA Commercial was due to a change in the mix from countries with higher average bill rates to those with lower average bill rates, such as Russia and Portugal. EMEA Commercial revenue represented 17.7% of total Company revenue in the first six months of 2010 and 20.7% in the first six months of 2009.
The EMEA Commercial restructuring actions accounted for approximately 5 percentage points of the June year-to-date constant currency revenue decline. Restructuring charges for the first six months of 2010 primarily represent severance and lease termination costs for branches that were in the process of closure at the end of 2009. These actions and other continuing cost-savings initiatives resulted in the decrease in SG&A expenses.

EMEA PT

	June Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$69.3	$65.9	5.2%		3.8%
Fee-based income	7.6	8.2	(6.2)		(9.5)
Gross profit	18.7	18.2	3.3		1.1
Total SG&A expenses	18.3	20.1	(8.7)		(10.7)
Earnings from Operations	0.4	(1.9)	NM

Gross profit rate	27.1%	27.6%	(0.5	)pts.
Expense rates:
% of revenue	26.4	30.5	(4.1)
% of gross profit	97.6	110.4	(12.8)
Operating margin	0.7	(2.9)	3.6
The change in revenue from services in EMEA PT resulted from a 4.4% increase in hours worked, combined with a 2.3% increase in average hourly bill rates (1.2% on a constant currency basis). EMEA PT revenue represented 3.0% of total Company revenue in the first six months of 2010 and 3.2% in the first six months of 2009.
The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income. SG&A expenses declined, due to reductions in personnel and incentive compensation.
APAC Commercial

	June Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$164.6	$130.7	25.9%		10.4%
Fee-based income	5.5	4.5	20.3		5.7
Gross profit	23.1	19.2	20.7		4.8
SG&A expenses excluding restructuring charges	20.6	21.6	(4.6)
Restructuring charges	0.5	0.1	NM
Total SG&A expenses	21.1	21.7	(2.4)		(15.3)
Earnings from Operations	2.0	(2.5)	NM

Gross profit rate	14.0%	14.6%	(0.6	)pts.
Expense rates (excluding restructuring charges):
% of revenue	12.5	16.5	(4.0)
% of gross profit	89.3	113.0	(23.7)
Operating margin	1.2	(1.9)	3.1
The change in revenue from services in APAC Commercial resulted from an increase in hours worked of 20.7%, combined with an increase in average hourly bill rates of 4.5% (a decrease of 8.4% on a constant currency basis). The decrease in the constant currency average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia, as well as the decision to exit the staffing market in Japan. APAC Commercial revenue represented 7.0% of total Company revenue in the first six months of 2010 and 6.3% in the first six months of 2009.

The decrease in the APAC Commercial gross profit rate was due to country mix and a decrease in temporary gross profit rates due to growth in lower margin business, as well as our decision to exit the staffing business in Japan. The decision to exit the staffing business in Japan impacted June year-to-date constant currency revenue and SG&A expense comparisons by approximately 10 percentage points.
APAC PT

	June Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$15.4	$11.7	31.4%		16.2%
Fee-based income	4.7	1.8	158.3		142.1
Gross profit	6.3	3.6	73.6		58.4
Total SG&A expenses	7.7	4.3	78.7		62.5
Earnings from Operations	(1.4)	(0.7)	(107.8)

Gross profit rate	41.1%	31.1%	10.0	pts.
Expense rates:
% of revenue	49.7	36.6	13.1
% of gross profit	121.0	117.5	3.5
Operating margin	(8.6)	(5.4)	(3.2)
The change in revenue from services in APAC PT resulted from an increase in hours worked of 4.1%, combined with an increase in average hourly bill rates of 4.0% (a decrease of 10.4% on a constant currency basis) and increase in fee-based income. The decrease in the constant currency average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India, as well as the decision to exit the staffing market in Japan. APAC PT revenue represented 0.7% of total Company revenue for the first six months of 2010 and 0.6% for the first six months of 2009.
The change in the APAC PT gross profit rate was due primarily to increases in fee-based income. SG&A expenses increased, due to hiring of permanent placement recruiters, positioning this segment for future growth.

OCG

	June Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$115.7	$98.8	17.1%		16.3%
Fee-based income	11.7	12.6	(7.0)		(9.0)
Gross profit	27.0	30.5	(11.7)		(12.8)
SG&A expenses excluding restructuring charges	37.2	34.4	8.2
Restructuring charges	0.1	0.5	(85.0)
Total SG&A expenses	37.3	34.9	6.9		5.5
Earnings from Operations	(10.3)	(4.4)	(134.9)

Gross profit rate	23.3%	30.8%	(7.5	)pts.
Expense rates (excluding restructuring charges):
% of revenue	32.2	34.8	(2.6)
% of gross profit	138.3	112.9	25.4
Operating margin	(9.0)	(4.5)	(4.5)
Revenue from services in the OCG segment for the first six months of 2010 increased in the Americas, EMEA and APAC regions, due primarily to growth in our PPO practice. OCG revenue represented 4.9% of total Company revenue for the first six months of 2010 and 4.8% for the first six months of 2009.
The OCG gross profit rate decreased primarily due to the growth in our lower-margin PPO practice and implementation costs associated with our BPO units. The decline was mitigated somewhat from our higher margin RPO and executive placement revenue during the first six months of 2010.
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
Cash and Equivalents
Cash and equivalents totaled $65.3 million at the end of the second quarter of 2010, a decrease of $23.6 million from the $88.9 million at year-end 2009. As further described below, we used $20.3 million of cash in operating activities, used $2.9 million of cash in investing activities and generated $5.1 million of cash from financing activities.
Operating Activities
In the first six months of 2010, we used $20.3 million in cash from operating activities, as compared to generating $47.1 million in the first six months of 2009. The decrease was due to growth in trade accounts receivable, reflecting increased working capital needs, partially offset by improved operating results.
Trade accounts receivable totaled $751.8 million at the end of the second quarter of 2010. Global days sales outstanding were 50 days at the end of the second quarter of 2010 and 51 days at the end of the second quarter of 2009.

Our working capital position was $390.4 million at the end of the second quarter of 2010 and $360.8 million at year-end 2009, an increase of $29.6 million from year-end 2009. The current ratio was 1.8 at the end of the second quarter of 2010 and 1.7 at year-end 2009. The year-over-year change in book overdrafts of $22.8 million in 2009 was reclassified from financing to operating activities.
Investing Activities
In the first six months of 2010, we used $2.9 million in cash from investing activities, compared to $15.5 million in the first six months of 2009. Capital expenditures totaled $3.8 million for the first six months of 2010 and $5.0 million for the first six months of 2009.
During the first six months of 2009, we made the following payments: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition of CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham.
Financing Activities
In the first six months of 2010, we generated $5.1 million in cash from financing activities, compared to using $36.8 million in the first six months of 2009. Debt totaled $118.3 million at the end of the second quarter of 2010, compared to $137.1 million at year-end 2009. At the end of the second quarter of 2010, debt represented approximately 16.8% of total capital.
In the second quarter of 2010, we paid $7.3 million due on our yen-denominated credit facility. In the first quarter of 2009, we repaid term debt of $22.9 million.
Included in financing activities during the first six months of 2010 was $24.3 million related to the sale of 1,576,169 shares of Kelly’s Class A common stock to Temp Holdings, a leading integrated human resources services company in Japan. The shares were sold in a private transaction at $15.42 per share, which was the average of the closing prices of the Class A common stock for the five days from May 3, 2010 through May 7, 2010, and represented 4.8 percent of the outstanding Class A shares after the completion of the sale.
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
Liquidity
We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities or other sources.
As of July 4, 2010, we had $90 million of available capacity on our $90 million revolving credit facility and $0.6 million of available capacity on our $100 million securitization facility. The securitization facility carried $52.0 million of short-term borrowings and $47.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries, which conduct business in their local currencies, as well as the Company’s local currency-denominated local borrowings. With the exception of our yen-denominated debt, the local currency-denominated debt offsets the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar.
During the second quarter of 2010, the Company entered into forward foreign currency exchange contracts to offset the variability in exchange rates on its yen-denominated debt. By using these derivative instruments to hedge exposures to foreign exchange risk, the Company exposes itself to credit risk and market risk. To mitigate the credit risk, which is the failure of the counterparty to perform under the terms of the contract, the Company places hedging instruments with different investment grade-rated counterparties that the Company believes are minimal credit risk. To manage market risk, which is the change in the value of the contract that results from a change in foreign exchange rate, the Company matches the contract and maturity with the yen-denominated debt repayment schedule. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.
In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have a material impact on 2010 second quarter earnings.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 7, Contingencies, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 3, 2010 and Part II, Item 1A of the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended April 4, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
Previously reported on Form 8-K.
(c) Issuer Repurchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

April 5, 2010 through May 9, 2010	—	$—	—	$—

May 10, 2010 through June 6, 2010	50,233	14.35	—	$—

June 7, 2010 through July 4, 2010	2,750	13.80	—	$—

Total	52,983	$14.32	—

We may reacquire shares outside the program in connection with the surrender of shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 52,983 shares were reacquired in transactions outside the program during the quarter.
Item 5. Other Information
On August 10, 2010, the board of directors of the Company decided to eliminate the position of Chief Administrative Officer, currently held by Michael L. Durik, effective September 30, 2010. Under the terms of the Company’s Executive Severance Plan, the Company will incur severance costs of approximately $2.8 million in the third quarter of 2010.
Item 6. Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 32 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2010	KELLY SERVICES, INC.
/s/ Patricia Little
Patricia Little
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2010	/s/ Michael E. Debs
Michael E. Debs
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit
No.	Description

10.2	Kelly Services, Inc. Equity Incentive Plan. (Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on May 14, 2010, which is incorporated herein by reference.)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.