Form 10-Q
period 2010-10-03
KELLY SERVICES INC
filed 2010-11-10
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 29, 2010, 33,233,438 shares of Class A and 3,459,785 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
Revenue from services	$1,284.7	$1,049.2	$3,624.5	$3,120.7

Cost of services	1,077.5	883.0	3,046.4	2,607.3

Gross profit	207.2	166.2	578.1	513.4

Selling, general and administrative expenses	192.9	193.7	555.4	593.4

Asset impairments	—	0.5	1.5	53.1

Earnings (loss) from operations	14.3	(28.0)	21.2	(133.1)

Other expense, net	(1.5)	(1.6)	(4.7)	(1.3)

Earnings (loss) from continuing operations before taxes	12.8	(29.6)	16.5	(134.4)

Income taxes	3.2	(14.8)	5.0	(37.5)

Earnings (loss) from continuing operations	9.6	(14.8)	11.5	(96.9)

Earnings from discontinued operations, net of tax	—	—	—	0.6

Net earnings (loss)	$9.6	$(14.8)	$11.5	$(96.3)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.26	$(0.43)	$0.32	$(2.78)
Earnings from discontinued operations	$—	$—	$—	$0.02
Net earnings (loss)	$0.26	$(0.43)	$0.32	$(2.76)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.26	$(0.43)	$0.32	$(2.78)
Earnings from discontinued operations	$—	$—	$—	$0.02
Net earnings (loss)	$0.26	$(0.43)	$0.32	$(2.76)

Average shares outstanding (millions):
Basic	36.7	34.9	35.9	34.9
Diluted	36.7	34.9	35.9	34.9
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	Oct. 3, 2010	January 3, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$87.2	$88.9
Trade accounts receivable, less allowances of $13.0 and $15.0, respectively	831.3	717.9
Prepaid expenses and other current assets	54.7	70.6
Deferred taxes	25.5	21.0

Total current assets	998.7	898.4

PROPERTY AND EQUIPMENT:
Land and buildings	58.9	58.8
Computer hardware and software, equipment, furniture and leasehold improvements	261.3	264.0
Accumulated depreciation	(213.0)	(195.7)

Net property and equipment	107.2	127.1

NONCURRENT DEFERRED TAXES	80.4	77.5

GOODWILL, NET	67.3	67.3

OTHER ASSETS	135.7	131.4

TOTAL ASSETS	$1,389.3	$1,301.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$68.3	$79.6
Accounts payable and accrued liabilities	167.6	182.6
Accrued payroll and related taxes	273.0	208.3
Accrued insurance	20.3	19.7
Income and other taxes	56.6	47.4

Total current liabilities	585.8	537.6

NONCURRENT LIABILITIES:
Long-term debt	52.7	57.5
Accrued insurance	48.2	47.3
Accrued retirement benefits	79.0	76.9
Other long-term liabilities	15.3	16.0

Total noncurrent liabilities	195.2	197.7

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2010 and 2009	36.6	36.6
Class B common stock, shares issued 3.5 million at 2010 and 2009	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.4 million shares at 2010 and 5.1 million at 2009	(70.6)	(106.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	27.5	36.9
Earnings invested in the business	583.0	571.5
Accumulated other comprehensive income	28.9	25.1

Total stockholders’ equity	608.3	566.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,389.3	$1,301.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,
	2010	2009	2010	2009
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—

Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—

Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(70.7)	(107.2)	(106.6)	(110.6)
Sale of stock, exercise of stock options, restricted stock awards and other	0.1	0.2	36.0	3.6

Balance at end of period	(70.6)	(107.0)	(70.6)	(107.0)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—	—	—

Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	26.8	34.7	36.9	35.8
Sale of stock, exercise of stock options, restricted stock awards and other	0.7	1.2	(9.4)	0.1

Balance at end of period	27.5	35.9	27.5	35.9

Earnings Invested in the Business
Balance at beginning of period	573.4	594.5	571.5	676.0
Net earnings (loss)	9.6	(14.8)	11.5	(96.3)

Balance at end of period	583.0	579.7	583.0	579.7

Accumulated Other Comprehensive Income
Balance at beginning of period	17.7	22.7	25.1	12.2
Foreign currency translation adjustments, net of tax	11.6	7.2	2.5	13.7
Unrealized (losses) gains on investments, net of tax	(0.4)	1.0	1.3	5.0

Balance at end of period	28.9	30.9	28.9	30.9

Stockholders’ Equity at end of period	$608.3	$579.0	$608.3	$579.0

Comprehensive Income (Loss)
Net earnings (loss)	$9.6	$(14.8)	$11.5	$(96.3)
Foreign currency translation adjustments, net of tax	11.6	7.2	2.5	13.7
Unrealized (losses) gains on investments, net of tax	(0.4)	1.0	1.3	5.0

Comprehensive Income (Loss)	$20.8	$(6.6)	$15.3	$(77.6)

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	Oct. 3,	Sept. 27,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$11.5	$(96.3)
Noncash adjustments:
Impairment of assets	1.5	53.1
Depreciation and amortization	26.5	30.9
Provision for bad debts	1.0	2.7
Stock-based compensation	2.2	3.6
Other, net	1.0	(4.0)
Changes in operating assets and liabilities	(43.6)	32.9

Net cash from operating activities	0.1	22.9

Cash flows from investing activities:
Capital expenditures	(5.9)	(7.9)
Acquisition of companies, net of cash received	—	(7.5)
Other investing activities	0.5	(2.9)

Net cash from investing activities	(5.4)	(18.3)

Cash flows from financing activities:
Net change in revolving line of credit	(12.8)	(11.9)
Repayment of debt	(7.3)	(22.9)
Sale of stock and other financing activities	24.3	(0.7)

Net cash from financing activities	4.2	(35.5)

Effect of exchange rates on cash and equivalents	(0.6)	3.6

Net change in cash and equivalents	(1.7)	(27.3)
Cash and equivalents at beginning of period	88.9	118.3

Cash and equivalents at end of period	$87.2	$91.0

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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current presentation, including the reclassification of the year-to-date increase in book overdrafts of $17.8 million in 2009 from financing to operating activities in the consolidated statement of cash flows.
2. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities. As of October 3, 2010 and January 3, 2010, the carrying value of long-term debt approximates the fair value.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of October 3, 2010 and January 3, 2010 on the consolidated balance sheet by fair value hierarchy level, as described below. The Company carried no liabilities at fair value as of October 3, 2010 and January 3, 2010.

	Fair Value Measurements on a Recurring Basis
	As of October 3, 2010
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$15.0	$15.0	$—	$—
Available-for-sale investment	27.3	27.3	—	—
Forward exchange contracts, net	1.1	—	1.1	—

Total assets at fair value	$43.4	$42.3	$1.1	$—

	Fair Value Measurements on a Recurring Basis
	As of January 3, 2010
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$1.0	$1.0	$—	$—
Available-for sale investment	23.6	23.6	—	—

Total assets at fair value	$24.6	$24.6	$—	$—

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
Money market funds as of October 3, 2010 represent investments in money market accounts, of which $13.8 million is included in cash equivalents and $1.2 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds as of January 3, 2010 represent investments in money market accounts, all of which is restricted cash and is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss of $0.4 million for the quarter ended October 3, 2010 and gain of $1.0 million for the quarter ended September 27, 2009 was recorded in other comprehensive income, a component of stockholders’ equity. The unrealized gain of $1.3 million for the 39 weeks ended October 3, 2010 and $5.0 million for the 39 weeks ended September 27, 2009 was recorded in other comprehensive income.
During the second quarter of 2010, the Company entered into two forward foreign currency exchange contracts to offset the variability in exchange rates on its yen-denominated debt. These contracts, which are included on a net basis in prepaid expenses and other current assets on the consolidated balance sheet, are valued using market exchange rates and are not designated as hedging instruments. Accordingly, gains and losses resulting from recording the foreign exchange contracts at fair value are reported in other expense, net on the consolidated statement of earnings, and amounted to a gain of $0.7 million for the quarter ended October 3, 2010 and a gain of $1.2 million for the 39 weeks ended October 3, 2010. At October 3, 2010, the Company had open forward foreign currency exchange contracts, all with expiration dates of less than one year, to buy or sell foreign currencies with a U.S. dollar equivalent of $13.7 million. The Company does not use financial instruments for trading or speculative purposes.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis, such as when there is evidence of impairment. In the second quarter of 2010, management assessed the viability of certain incomplete software projects in Europe. Based on the estimated costs to complete, management terminated the projects and recorded an impairment charge of $1.5 million. After the impairment charge, the remaining balance related to these software projects was zero, which represented the fair value at July 4, 2010.
Continuing operating losses in the Company’s OCG reporting unit were deemed to be a triggering event for purposes of assessing goodwill for impairment during the second quarter of 2010. Accordingly, we tested goodwill related to OCG and determined that OCG goodwill was not impaired.
In the first nine months of 2009, we recorded asset impairment charges of $53.1 million, representing goodwill impairment losses related to Americas Commercial, EMEA PT and APAC Commercial, and the impairment of long-lived assets and intangible assets in Japan and Europe. The expense was recorded in the asset impairments line on the consolidated statement of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
3. Restructuring
Restructuring costs incurred in the third quarter and first nine months of 2010 totaled $2.8 million and $7.2 million, respectively, and primarily relate to severance costs for the corporate headquarters and severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009. Restructuring costs in the third quarter and first nine months of 2009 totaled $4.6 million and $16.5 million, respectively, and primarily relate to global severance, lease terminations, asset write-offs and other miscellaneous costs incurred in connection with the reduction in the number of permanent employees and the consolidation, sale or closure of branch locations. These costs were reported as a component of selling, general and administrative expenses. Total costs incurred since July 2008 for the program amounted to $43.6 million.
A summary of the balance sheet accrual, the majority of which is expected to be paid within the next 12 months, related to the global restructuring costs follows (in millions of dollars):

Balance at beginning of year	$12.7

Additions charged to operations	4.4
Reductions for cash payments	(8.7)

Balance at April 4, 2010	8.4

Additions charged to operations	—
Reductions for cash payments	(3.6)

Balance at July 4, 2010	4.8

Additions charged to operations	2.8
Reductions for cash payments	(0.5)

Balance at October 3, 2010	$7.1

4. Earnings Per Share and Sale of Stock
Due to the fact that there were no potentially dilutive share equivalents outstanding during the period and that earnings allocated to participating securities were insignificant, the computations of basic and diluted earnings (loss) per share on common stock are the same for both 13-week and 39-week periods ended October 3, 2010 and September 27, 2009. Stock options representing 0.7 million and 0.9 million shares, respectively, for the 13 weeks ended October 3, 2010 and September 27, 2009, and 0.7 million and 0.9 million shares, respectively, for the 39 weeks ended October 3, 2010 and September 27, 2009 were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
5. Other Expense, Net
Included in other expense, net are the following:

	13 Weeks Ended		39 Weeks Ended
	2010	2009	2010	2009
	(In millions of dollars)		(In millions of dollars)
Interest income	$0.2	$0.3	$0.6	$1.2
Interest expense	(1.4)	(1.0)	(4.4)	(2.4)
Dividend income	—	—	0.2	0.3
Foreign exchange losses	(0.3)	(1.1)	(1.1)	(0.8)
Other	—	0.2	—	0.4

Other expense, net	$(1.5)	$(1.6)	$(4.7)	$(1.3)

6. Contingencies
The Company is the subject of two pending class action lawsuits. The two lawsuits, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc., pending in the Superior Court of California, Los Angeles, and Sullivan v. Kelly Services, Inc., pending in the U.S. District Court Southern District of California, both involve claims for monetary damages by current and former temporary employees working in the State of California.
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
The Company is also involved in a number of other lawsuits arising in the ordinary course of its business, typically employment discrimination and wage and hour matters. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to inherent uncertainties and the Company is not at this time able to predict the outcome of these matters. It is reasonably possible that some matters could be decided unfavorably to the Company and, if so, could have a material adverse impact on our consolidated financial statements. During the third quarter of 2010 and 2009, the Company reassessed its potential exposure from pending litigation and established additional reserves of $3.5 million and $4.4 million, respectively.

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
The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing, contingent workforce outsourcing, business process outsourcing, executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments. Included in Corporate in the 13 and 39 weeks ended September 27, 2009 is $0.5 million and $53.1 million, respectively, related to asset impairment charges.
The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 and 39 weeks ended October 3, 2010 and September 27, 2009. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. Segment Disclosures (continued)

	13 Weeks Ended		39 Weeks Ended
	2010	2009	2010	2009
	(In millions of dollars)		(In millions of dollars)
Revenue from Services:
Americas Commercial	$633.3	$467.5	$1,781.9	$1,422.9
Americas PT	233.6	192.1	659.1	584.3

Total Americas Commercial and PT	866.9	659.6	2,441.0	2,007.2

EMEA Commercial	228.1	228.0	642.8	656.3
EMEA PT	37.1	36.4	106.4	102.3

Total EMEA Commercial and PT	265.2	264.4	749.2	758.6

APAC Commercial	88.7	71.2	253.3	201.9
APAC PT	8.2	6.5	23.6	18.2

Total APAC Commercial and PT	96.9	77.7	276.9	220.1

OCG	64.1	52.9	179.8	151.7

Less: Intersegment revenue	(8.4)	(5.4)	(22.4)	(16.9)

Consolidated Total	$1,284.7	$1,049.2	$3,624.5	$3,120.7

Earnings (Loss) from Operations:
Americas Commercial	$23.2	$(0.6)	$54.3	$1.9
Americas PT	13.7	4.9	34.0	16.8

Total Americas Commercial and PT	36.9	4.3	88.3	18.7

EMEA Commercial	4.8	(5.6)	3.9	(23.0)
EMEA PT	0.3	(0.1)	0.7	(2.0)

Total EMEA Commercial and PT	5.1	(5.7)	4.6	(25.0)

APAC Commercial	1.0	(1.2)	3.0	(3.7)
APAC PT	(0.5)	(0.3)	(1.9)	(1.0)

Total APAC Commercial and PT	0.5	(1.5)	1.1	(4.7)

OCG	(4.2)	(3.7)	(14.5)	(8.1)

Corporate	(24.0)	(21.4)	(58.3)	(114.0)

Consolidated Total	$14.3	$(28.0)	$21.2	$(133.1)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
During the third quarter of 2010, the global economy continued to show signs of recovery and labor markets strengthened as demand for temporary staffing improved. In the U.S., since reaching its lowest point in September, 2009, temporary staffing has grown 26%, adding over 450,000 temporary jobs.
For Kelly, positive economic conditions and favorable labor trends resulted in improved third quarter performance highlighted by: increased demand for temporary staffing across all geographic regions; strong growth in light industrial staffing; acceleration in office-clerical staffing; and, improvement in professional and technical staffing. For the third quarter,
•	Revenue was up 22% compared to last year.
•	Year-over-year expenses were down slightly, as we continued to benefit from our 2009 restructuring actions.
•	Our gross profit rate increased 30 basis points compared to the prior year, primarily due to the HIRE Act benefits.
•	Earnings per share totaled $0.26, a marked improvement over last year’s third quarter loss per share of $0.43.
Going forward, we continue our commitment to our three-pronged strategy to increase profitability, deliver customer-focused workforce solutions with an emphasis on PT and OCG offerings, and attract and retain top talent.
Results of Operations
Third Quarter
Revenue from services in the third quarter of 2010 totaled $1.3 billion, an increase of 22.4% from the same period in 2009. This was the result of an increase in hours worked of 26.9%, partially offset by a decrease in average hourly bill rates of 3.1% on a constant currency basis. Fee-based income, which is included in revenue from services, totaled $24.9 million, or 1.9% of total revenue, for the third quarter of 2010, an increase of 20.6% (19.9% on a constant currency basis) as compared to $20.5 million in the third quarter of 2009. On a constant currency basis, revenue for the quarter increased in all business segments.
Compared to the third quarter of 2009, the U.S. dollar was stronger against certain foreign currencies, including the euro and British pound, and weaker against the Australian dollar and Canadian dollar. As a result, on a net basis, our consolidated U.S. dollar translated revenue was only slightly lower than would have otherwise been reported. On a constant currency basis, third quarter revenue increased 22.7% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2010 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2009. Management believes constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on third quarter revenue:

	Third Quarter Revenue
	2010	2009	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$629.6	$467.5	34.7%
Americas PT	233.3	192.1	21.5

Total Americas Commercial and PT — Constant Currency	862.9	659.6	30.8

EMEA Commercial	239.8	228.0	5.2
EMEA PT	39.5	36.4	8.5

Total EMEA Commercial and PT — Constant Currency	279.3	264.4	5.6

APAC Commercial	82.2	71.2	15.4
APAC PT	7.7	6.5	18.8

Total APAC Commercial and PT — Constant Currency	89.9	77.7	15.7

OCG — Constant Currency	64.2	52.9	21.3

Less: Intersegment revenue	(8.5)	(5.4)	57.9

Total Revenue from Services — Constant Currency	1,287.8	1,049.2	22.7
Foreign Currency Impact	(3.1)

Revenue from Services	$1,284.7	$1,049.2	22.4%

Gross profit of $207.2 million was 24.7% higher than gross profit of $166.2 million for the same period of the prior year. The gross profit rate for the third quarter of 2010 was 16.1%, versus 15.8% for the third quarter of 2009, primarily due to increased gross profit rates in the Americas and EMEA Commercial business segments. Gross profit rates in Americas Commercial and Americas PT increased due to the favorable impact from recent U.S. legislation described below. In EMEA Commercial, the gross profit rate increased as a result of business mix.
Selling, general and administrative (“SG&A”) expenses totaled $192.9 million, and decreased year over year by $0.8 million, or 0.4% (0.1% on a constant currency basis), due to a decrease in restructuring costs, partially offset by an increase in incentive compensation. Included in SG&A expenses are pretax charges for restructuring costs of $2.8 million in the third quarter of 2010 and $4.6 million in the third quarter of 2009.
Restructuring charges in the third quarter of 2010 relate to severance costs for the corporate headquarters. Restructuring costs in the third quarter of 2009 related primarily to global severance, lease terminations, asset write-offs and other miscellaneous costs incurred in connection with the reduction in the number of permanent employees and the consolidation, sale or closure of branch locations.
As a result of the above, we reported earnings from operations in the third quarter of 2010 totaling $14.3 million, compared to a loss of $28.0 million reported for the third quarter of 2009.

The Company recorded income tax expense for the third quarter of 2010 at an effective rate of 25.1%, and recorded an income tax benefit for the third quarter of 2009 at an effective rate of 49.9%. The 2010 rate was positively impacted by nontaxable income from the cash surrender value of life insurance policies used to fund the Company’s deferred compensation plan, and by work opportunity credits. The 2009 rate was positively impacted by these items, and by tax benefits associated with worthless stock deductions for tax reporting purposes for certain foreign subsidiaries.
Earnings from continuing operations were $9.6 million in the third quarter of 2010, compared to a loss of $14.8 million in the third quarter of 2009. Included in earnings from continuing operations are restructuring charges, net of tax, of $1.8 million in the third quarter of 2010 and $3.5 million in the third quarter of 2009.
Diluted earnings from continuing operations per share for the third quarter of 2010 were $0.26, as compared to a diluted loss of $0.43 for the third quarter of 2009.
Americas Commercial

	Third Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$633.3	$467.5	35.5%		34.7%
Fee-based income	2.2	1.7	23.8		22.5
Gross profit	92.3	67.2	37.4		36.7
SG&A expenses excluding restructuring charges	69.1	66.0	4.7
Restructuring charges	—	1.8	(100.0)
Total SG&A expenses	69.1	67.8	2.0		1.4
Earnings from Operations	23.2	(0.6)	NM

Gross profit rate	14.6%	14.4%	0.2	pts.
Expense rates (excluding restructuring charges):
% of revenue	10.9	14.1	(3.2)
% of gross profit	74.8	98.2	(23.4)
Operating margin	3.7	(0.1)	3.8
The change in Americas Commercial revenue from services reflected an increase in hours worked of 35.5%, partially offset by a decrease in average hourly bill rates of 0.5% on a constant currency basis. Americas Commercial represented 49.3% of total Company revenue in the third quarter of 2010 and 44.6% in the third quarter of 2009.
Recent U.S. legislation, the Hiring Incentives to Restore Employment (“HIRE”) Act, allows employers to receive tax incentives to hire and retain previously unemployed individuals. The HIRE Act expires at the end of 2010. Accordingly, the increase in the gross profit rate was primarily due to the effect of HIRE ACT benefits, which impacted the gross profit rate by 80 basis points. This was partially offset by an increase in the proportion of lower-margin light industrial business to higher-margin clerical business, as well as higher state unemployment taxes to the extent not recovered through pricing. SG&A expenses increased due to higher performance-based compensation.

Americas PT

	Third Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$233.6	$192.1	21.6%		21.5%
Fee-based income	2.2	2.1	1.9		1.8
Gross profit	37.2	29.5	26.2		26.0
SG&A expenses excluding restructuring charges	23.5	24.5	(4.4)
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	23.5	24.6	(4.8)		(5.0)
Earnings from Operations	13.7	4.9	185.1

Gross profit rate	15.9%	15.4%	0.5	pts.
Expense rates (excluding restructuring charges):
% of revenue	10.1	12.8	(2.7)
% of gross profit	63.1	83.3	(20.2)
Operating margin	5.9	2.5	3.4
The change in Americas PT revenue from services reflected an increase in hours worked of 17.8%, combined with an increase in average billing rates of 3.4% on a constant currency basis. Americas PT revenue represented 18.2% of total Company revenue in the third quarter of 2010 and 18.3% in the third quarter of 2009.
The Americas PT gross profit rate increased due to the effect of HIRE Act benefits, which impacted the gross profit rate by 70 basis points, partially offset by higher state unemployment taxes. The decrease in SG&A expenses was primarily due to continuing cost-savings initiatives.
EMEA Commercial

	Third Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$228.1	$228.0	0.0%		5.2%
Fee-based income	4.5	3.7	23.9		27.8
Gross profit	37.2	33.9	9.7		15.3
SG&A expenses excluding restructuring charges	32.4	37.7	(13.7)
Restructuring charges	—	1.8	(100.0)
Total SG&A expenses	32.4	39.5	(17.7)		(13.8)
Earnings from Operations	4.8	(5.6)	NM

Gross profit rate	16.3%	14.9%	1.4	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.2	16.5	(2.3)
% of gross profit	87.2	110.9	(23.7)
Operating margin	2.1	(2.4)	4.5

The change in revenue from services in EMEA Commercial resulted from a 12.4% increase in hours worked, partially offset by a decrease in average hourly bill rates of 6.7% on a constant currency basis. The decrease in the constant currency average hourly bill rates for EMEA Commercial was due to a change in the mix from countries with higher average bill rates to those with lower average bill rates, such as Russia and Portugal. During 2009, EMEA Commercial completed a significant restructuring within the United Kingdom and exited the staffing business in Spain, Turkey, Ukraine and Finland. Exiting these locations accounted for approximately 2 percentage points of the change in third quarter constant currency revenue for EMEA Commercial. EMEA Commercial revenue represented 17.8% of total Company revenue in the third quarter of 2010 and 21.7% in the third quarter of 2009.
The change in the gross profit rate is due to higher temporary margins as a result of business and customer mix. The decrease in SG&A expenses was the result of the restructuring actions discussed above and other continuing cost-savings initiatives.
EMEA PT

	Third Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$37.1	$36.4	1.9%		8.5%
Fee-based income	3.6	3.9	(8.9)		(5.7)
Gross profit	9.6	9.8	(1.8)		3.7
Total SG&A expenses	9.3	9.9	(6.9)		(2.5)
Earnings from Operations	0.3	(0.1)	NM

Gross profit rate	26.0%	27.0%	(1.0	)pts.
Expense rates:
% of revenue	25.0	27.3	(2.3)
% of gross profit	96.1	101.3	(5.2)
Operating margin	1.0	(0.4)	1.4
The change in revenue from services in EMEA PT resulted from a 10.8% increase in hours worked, partially offset by a 0.5% decrease in average hourly bill rates on a constant currency basis. EMEA PT revenue represented 2.9% of total Company revenue in the third quarter of 2010 and 3.5% in the third quarter of 2009.
The change in the EMEA PT gross profit rate was primarily due to decreases in fee-based income. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates. SG&A expenses declined, due to reductions in personnel and other continuing cost-savings initiatives.

APAC Commercial

	Third Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$88.7	$71.2	24.6%		15.4%
Fee-based income	3.0	2.3	29.0		19.7
Gross profit	12.4	10.3	19.9		10.9
SG&A expenses excluding restructuring charges	11.4	11.4	0.1
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	11.4	11.5	(0.7)		(7.8)
Earnings from Operations	1.0	(1.2)	NM

Gross profit rate	14.0%	14.5%	(0.5	)pts.
Expense rates (excluding restructuring charges):
% of revenue	12.8	16.0	(3.2)
% of gross profit	92.0	110.3	(18.3)
Operating margin	1.1	(1.6)	2.7
The change in revenue from services in APAC Commercial resulted from an increase in hours worked of 22.5%, partially offset by a decrease in average hourly bill rates of 5.9% on a constant currency basis. The decrease in the constant currency average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia, as well as the decision to exit the staffing market in Japan. APAC Commercial revenue represented 6.9% of total Company revenue in the third quarter of 2010 and 6.8% in the third quarter of 2009.
The decrease in the APAC Commercial gross profit rate was primarily due to a decline in the temporary gross profit rate in Australia as a result of customer mix. The decision to exit the staffing business in Japan impacted third quarter year-over-year constant currency revenue and expense comparisons by approximately 8 percentage points.
APAC PT

	Third Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$8.2	$6.5	27.3%		18.8%
Fee-based income	2.9	1.0	179.5		164.0
Gross profit	3.8	2.0	89.9		78.6
Total SG&A expenses	4.3	2.3	87.9		77.6
Earnings from Operations	(0.5)	(0.3)	(77.2)

Gross profit rate	45.2%	30.3%	14.9	pts.
Expense rates:
% of revenue	53.0	35.9	17.1
% of gross profit	117.1	118.4	(1.3)
Operating margin	(7.7)	(5.6)	(2.1)

The change in revenue from services in APAC PT resulted from an increase in fee-based income and an increase in hours worked of 8.8%, partially offset by a decrease in average hourly bill rates of 16.2% on a constant currency basis. The decrease in the constant currency average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India, as well as the decision to exit the staffing market in Japan. APAC PT revenue represented 0.6% of total Company revenue in the third quarter of 2010 and 2009.
The change in the APAC PT gross profit rate was due primarily to increases in fee-based income. SG&A expenses increased, due to hiring of permanent placement recruiters, positioning this segment for future growth.
OCG

	Third Quarter
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$64.1	$52.9	21.2%		21.3%
Fee-based income	6.6	5.8	13.6		13.5
Gross profit	15.4	13.7	11.7		12.0
SG&A expenses excluding restructuring charges	19.6	17.3	12.9
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	19.6	17.4	12.2		13.0
Earnings from Operations	(4.2)	(3.7)	(14.4)

Gross profit rate	24.0%	26.1%	(2.1	)pts.
Expense rates (excluding restructuring charges):
% of revenue	30.5	32.8	(2.3)
% of gross profit	127.2	125.8	1.4
Operating margin	(6.5)	(6.9)	0.4
Revenue from services in the OCG segment for the third quarter of 2010 increased in the Americas, EMEA and APAC regions, due primarily to growth in our payroll process outsourcing (“PPO”) and recruitment process outsourcing (“RPO”) practices. OCG revenue represented 5.0% of total Company revenue in the third quarter of 2010 and 2009.
The OCG gross profit rate decreased primarily due to the growth in our lower-margin PPO practice this quarter. The decline was mitigated somewhat by increased revenues from our higher margin RPO practice and executive placement revenue this quarter.
SG&A expenses increased, due to increased investments in implementation and travel costs for new customer business, as well as higher technology costs in our contingent workforce outsourcing (“CWO”) practice area.

Results of Operations
September Year to Date
Revenue from services for the first nine months of 2010 totaled $3.62 billion, an increase of 16.1% from the same period in 2009. This was the result of an increase in hours worked of 18.3%, partially offset by a decrease in average hourly bill rates of 3.2% on a constant currency basis. Fee-based income, which is included in revenue from services, totaled $73.0 million, or 2.0% of total revenue, for the first nine months of 2010, an increase of 12.8% (9.5% on a constant currency basis) as compared to $64.6 million for the first nine months of 2009. On a constant currency basis, revenue for the first nine months of 2010 increased in all business segments, with the exception of EMEA Commercial.
Compared to the first nine months of 2009, the U.S. dollar was weaker against many foreign currencies, including the Australian dollar and Canadian dollar and stronger against the euro. As a result, on a net basis, our consolidated U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, revenue for the first nine months of 2010 increased 14.6% as compared with the prior year. The table below summarizes the impact of foreign exchange adjustments on revenue for the first nine months of 2010:

	September Year to Date
	2010	2009	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$1,761.2	$1,422.9	23.8%
Americas PT	657.7	584.3	12.6

Total Americas Commercial and PT — Constant Currency	2,418.9	2,007.2	20.5

EMEA Commercial	646.4	656.3	(1.5)
EMEA PT	107.9	102.3	5.5

Total EMEA Commercial and PT — Constant Currency	754.3	758.6	(0.6)

APAC Commercial	226.5	201.9	12.1
APAC PT	21.3	18.2	17.1

Total APAC Commercial and PT — Constant Currency	247.8	220.1	12.5

OCG — Constant Currency	179.1	151.7	18.1

Less: Intersegment revenue	(22.4)	(16.9)	32.5

Total Revenue from Services — Constant Currency	3,577.7	3,120.7	14.6
Foreign Currency Impact	46.8

Revenue from Services	$3,624.5	$3,120.7	16.1%

Gross profit of $578.1 million was 12.6% higher than gross profit of $513.4 million for the same period of the prior year. The gross profit rate for the first nine months of 2010 was 16.0%, versus 16.5% for the first nine months of 2009. Compared to the prior year, the gross profit rate decreased in all business segments, with the exception of EMEA Commercial and APAC PT. The decrease in the gross profit rate was caused by a reduction in our temporary margins, primarily within the Americas and OCG businesses, and higher state unemployment taxes in the Americas, partially offset by the favorable impact of HIRE Act benefits. Our average temporary margin continues to be impacted by shifts to a higher proportion of light industrial business compared to clerical, and to large corporate customers compared to retail and, within OCG, to a higher proportion of the lower-margin PPO business.

SG&A expenses totaled $555.4 million and decreased year over year by $38.0 million, or 6.4% (7.6% on a constant currency basis), due to the impact of expense reduction initiatives implemented in 2009 and lower restructuring costs, partially offset by an increase in incentive compensation. Included in SG&A expenses are pretax charges for restructuring costs of $7.2 million for the first nine months of 2010 and $16.5 million for the first nine months of 2009.
Restructuring charges in the first nine months of 2010 relate primarily to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, as well as severance costs related to the corporate headquarters. Restructuring charges in the first nine months of 2009 relate primarily to global severance, lease terminations, asset write-offs and other miscellaneous costs incurred in connection with the reduction in the number of permanent employees and the consolidation, sale or closure of branch locations.
We recorded asset impairment charges of $1.5 million in the first nine months of 2010 and $53.1 million in the first nine months of 2009. Asset impairment charges in 2010 represent the write-off of incomplete software projects in Europe. Asset impairment charges in 2009 represent goodwill impairment losses related to Americas Commercial, EMEA PT and APAC Commercial, and the impairment of long-lived assets and intangible assets in Japan and Europe.
As a result of the above, we reported earnings from operations for the first nine months of 2010 totaling $21.2 million, compared to a loss of $133.1 million reported for the first nine months of 2009.
The Company recorded income tax expense for the first nine months of 2010 at an effective rate of 30.6%, and recorded an income tax benefit for the first nine months of 2009 at an effective rate of 27.9%. The 2010 rate was positively impacted by nontaxable income from the cash surrender value of life insurance policies used to fund the Company’s deferred compensation plan, and by work opportunity credits. The 2009 rate was positively impacted by these items, but was also negatively impacted by the non-deductibility of asset impairment and restructuring charges. The Company incurred tax losses through the first nine months of 2010 in certain foreign countries. Continued tax losses in certain countries could result in recording a valuation allowance against deferred tax assets in those countries.
Earnings from continuing operations were $11.5 million for the first nine months of 2010, compared to a loss of $96.9 million for the first nine months of 2009. Included in earnings from continuing operations for the first nine months of 2010 was $5.4 million, net of tax, of restructuring charges and $1.2 million, net of tax, of asset impairment charges. Included in the loss from continuing operations for the first nine months of 2009 was $13.9 million, net of tax, of restructuring charges and $50.0 million, net of tax, related to asset impairment charges.
Net earnings for the first nine months of 2010 totaled $11.5 million, compared to a loss of $96.3 million for the same period last year. Diluted earnings from continuing operations per share for the first nine months of 2010 were $0.32, as compared to a diluted loss of $2.78 for the first nine months of 2009.

Americas Commercial

	September Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$1,781.9	$1,422.9	25.2%		23.8%
Fee-based income	6.5	5.1	26.4		23.2
Gross profit	256.5	210.9	21.6		20.3
SG&A expenses excluding restructuring charges	201.9	205.3	(1.7)
Restructuring charges	0.3	3.7	(90.3)
Total SG&A expenses	202.2	209.0	(3.3)		(4.3)
Earnings from Operations	54.3	1.9	NM

Gross profit rate	14.4%	14.8%	(0.4	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.3	14.4	(3.1)
% of gross profit	78.7	97.3	(18.6)
Operating margin	3.1	0.1	3.0
The change in Americas Commercial revenue from services reflected an increase in hours worked of 23.9%, partially offset by a decrease in average hourly bill rates of 0.1% on a constant currency basis. Americas Commercial represented 49.2% of total Company revenue for the first nine months of 2010 and 45.6% for the first nine months of 2009.
The decrease in the gross profit rate was primarily due to an increase in the proportion of lower-margin light industrial business to higher-margin clerical business and higher state unemployment taxes, partially offset by the impact of HIRE Act benefits.
Americas PT

	September Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$659.1	$584.3	12.8%		12.6%
Fee-based income	6.7	7.2	(7.3)		(7.7)
Gross profit	103.2	93.2	10.9		10.6
SG&A expenses excluding restructuring charges	69.2	76.2	(9.1)
Restructuring charges	—	0.2	(100.0)
Total SG&A expenses	69.2	76.4	(9.4)		(9.6)
Earnings from Operations	34.0	16.8	103.2

Gross profit rate	15.7%	15.9%	(0.2	)pts.
Expense rates (excluding restructuring charges):
% of revenue	10.5	13.0	(2.5)
% of gross profit	67.0	81.7	(14.7)
Operating margin	5.2	2.9	2.3

The change in Americas PT revenue from services reflected an increase in hours worked of 8.8%, combined with an increase in average billing rates of 3.7% on a constant currency basis. Americas PT revenue represented 18.2% of total Company revenue in the first nine months of 2010 and 18.7% in the first nine months of 2009.
The Americas PT gross profit rate decreased due primarily to lower fee-based income and higher state unemployment taxes, partially offset by the impact of HIRE Act benefits. The decrease in SG&A expenses was primarily due to continuing cost-savings initiatives.
EMEA Commercial

	September Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$642.8	$656.3	(2.1)%		(1.5)%
Fee-based income	14.4	12.3	18.0		16.4
Gross profit	103.8	102.8	1.0		1.6
SG&A expenses excluding restructuring charges	95.7	115.1	(16.8)
Restructuring charges	2.7	10.7	(75.1)
Total SG&A expenses	98.4	125.8	(21.8)		(21.8)
Asset impairments	1.5	—	NM
Earnings from Operations	3.9	(23.0)	NM

Gross profit rate	16.1%	15.7%	0.4	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.9	17.5	(2.6)
% of gross profit	92.2	111.9	(19.7)
Operating margin	0.6	(3.5)	4.1
The change in revenue from services in EMEA Commercial resulted from a decrease in average hourly bill rates of 6.6% on a constant currency basis, partially offset by a 5.1% increase in hours worked. The decrease in the constant currency average hourly bill rates for EMEA Commercial was due to a change in the mix from countries with higher average bill rates to those with lower average bill rates, such as Russia and Portugal. The EMEA Commercial restructuring actions accounted for approximately 4 percentage points of the September year-to-date constant currency revenue decline. EMEA Commercial revenue represented 17.7% of total Company revenue in the first nine months of 2010 and 21.0% in the first nine months of 2009.
The change in the gross profit rate is due to higher temporary margins as a result of business and customer mix. The restructuring actions and other continuing cost-savings initiatives resulted in the decrease in SG&A expenses.

EMEA PT

	September Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$106.4	$102.3	4.0%		5.5%
Fee-based income	11.2	12.1	(7.1)		(8.3)
Gross profit	28.3	28.0	1.5		2.0
Total SG&A expenses	27.6	30.0	(8.1)		(8.0)
Earnings from Operations	0.7	(2.0)	NM

Gross profit rate	26.7%	27.4%	(0.7	) pts.
Expense rates:
% of revenue	25.9	29.4	(3.5)
% of gross profit	97.1	107.2	(10.1)
Operating margin	0.8	(2.0)	2.8
The change in revenue from services in EMEA PT resulted from a 6.6% increase in hours worked, combined with a 0.7% increase in average hourly bill rates on a constant currency basis. EMEA PT revenue represented 2.9% of total Company revenue in the first nine months of 2010 and 3.3% in the first nine months of 2009.
The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income. SG&A expenses declined, due to reductions in personnel and incentive compensation.
APAC Commercial

	September Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$253.3	$201.9	25.4%		12.1%
Fee-based income	8.5	6.8	23.2		10.4
Gross profit	35.5	29.5	20.4		7.0
SG&A expenses excluding restructuring charges	32.0	33.0	(3.0)
Restructuring charges	0.5	0.2	283.6
Total SG&A expenses	32.5	33.2	(1.8)		(12.7)
Earnings from Operations	3.0	(3.7)	NM

Gross profit rate	14.0%	14.6%	(0.6	) pts.
Expense rates (excluding restructuring charges):
% of revenue	12.6	16.3	(3.7)
% of gross profit	90.3	112.0	(21.7)
Operating margin	1.2	(1.8)	3.0

The change in revenue from services in APAC Commercial resulted from an increase in hours worked of 21.3%, partially offset by a decrease in average hourly bill rates of 7.5% on a constant currency basis. The decrease in the constant currency average hourly bill rates for APAC Commercial was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India and Malaysia, as well as the decision to exit the staffing market in Japan. APAC Commercial revenue represented 7.0% of total Company revenue in the first nine months of 2010 and 6.5% in the first nine months of 2009.
The decrease in the APAC Commercial gross profit rate was due to a decrease in temporary gross profit rates due to growth in lower margin business, as well as our decision to exit the staffing business in Japan. The decision to exit the staffing business in Japan impacted September year-to-date constant currency revenue and SG&A expense comparisons by approximately 9 percentage points.
APAC PT

	September Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$23.6	$18.2	29.9%		17.1%
Fee-based income	7.6	2.8	166.0		150.1
Gross profit	10.1	5.6	79.3		65.5
Total SG&A expenses	12.0	6.6	81.9		67.7
Earnings from Operations	(1.9)	(1.0)	(96.8)

Gross profit rate	42.5%	30.8%	11.7	pts.
Expense rates:
% of revenue	50.8	36.3	14.5
% of gross profit	119.6	117.8	1.8
Operating margin	(8.3)	(5.5)	(2.8)
The change in revenue from services in APAC PT resulted from an increase in fee-based income and an increase in hours worked of 5.7%, partially offset by a decrease in average hourly bill rates of 12.4% on a constant currency basis. The decrease in the constant currency average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India, as well as the decision to exit the staffing market in Japan. APAC PT revenue represented 0.7% of total Company revenue for the first nine months of 2010 and 0.6% for the first nine months of 2009.
The change in the APAC PT gross profit rate was due primarily to increases in fee-based income. SG&A expenses increased, due to hiring of permanent placement recruiters, positioning this segment for future growth.

OCG

	September Year to Date
					Constant
					Currency
	2010	2009	Change		Change
	(In millions of dollars)
Revenue from Services	$179.8	$151.7	18.5%		18.1%
Fee-based income	18.3	18.4	(0.5)		(2.0)
Gross profit	42.4	44.2	(4.4)		(5.1)
SG&A expenses excluding restructuring charges	56.8	51.7	9.8
Restructuring charges	0.1	0.6	(87.6)
Total SG&A expenses	56.9	52.3	8.7		8.0
Earnings from Operations	(14.5)	(8.1)	(80.3)

Gross profit rate	23.5%	29.2%	(5.7	) pts.
Expense rates (excluding restructuring charges):
% of revenue	31.6	34.1	(2.5)
% of gross profit	134.3	116.9	17.4
Operating margin	(8.1)	(5.3)	(2.8)
Revenue from services in the OCG segment for the first nine months of 2010 increased in the Americas, EMEA and APAC regions, due primarily to growth in our PPO and RPO practices. OCG revenue represented 5.0% of total Company revenue for the first nine months of 2010 and 4.9% for the first nine months of 2009.
The OCG gross profit rate decreased primarily due to the growth in our lower-margin PPO practice and training costs associated with our business process outsourcing (“BPO”) units. The decline was mitigated somewhat from our higher margin RPO practice and executive placement revenue during the first nine months of 2010.
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
Cash and Equivalents
Cash and equivalents totaled $87.2 million at the end of the third quarter of 2010, a decrease of $1.7 million from the $88.9 million at year-end 2009. As further described below, we generated $0.1 million of cash from operating activities, used $5.4 million of cash in investing activities and generated $4.2 million of cash from financing activities.

Operating Activities
In the first nine months of 2010, we generated $0.1 million in cash from operating activities, as compared to generating $22.9 million in the first nine months of 2009. The decrease was due to growth in trade accounts receivable, reflecting increased working capital needs, partially offset by improved operating results.
Trade accounts receivable totaled $831.3 million at the end of the third quarter of 2010. Global days sales outstanding were 52 days at the end of the third quarter of 2010 and 2009.
Our working capital position was $412.9 million at the end of the third quarter of 2010 and $360.8 million at year-end 2009, an increase of $52.1 million. The current ratio was 1.7 at the end of the third quarter of 2010 and 1.8 at the end of the third quarter of 2009. The year-over-year change in book overdrafts of $17.8 million in 2009 was reclassified from financing to operating activities.
Investing Activities
In the first nine months of 2010, we used $5.4 million in cash from investing activities, compared to $18.3 million in the first nine months of 2009. Capital expenditures totaled $5.9 million for the first nine months of 2010 and $7.9 million for the first nine months of 2009.
During the first nine months of 2009, we made the following payments: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition of CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham.
Financing Activities
In the first nine months of 2010, we generated $4.2 million in cash from financing activities, compared to using $35.5 million in the first nine months of 2009. Debt totaled $121.0 million at the end of the third quarter of 2010, compared to $137.1 million at year-end 2009. At the end of the third quarter of 2010, debt represented approximately 16.6% of total capital.
In the second quarter of 2010, we paid $7.3 million due on our yen-denominated credit facility. In the first quarter of 2009, we repaid short-term debt of $22.9 million.
Included in financing activities during the first nine months of 2010 was $24.3 million related to the sale of 1,576,169 shares of Kelly’s Class A common stock to Temp Holdings. The shares were sold in a private transaction at $15.42 per share, which was the average of the closing prices of the Class A common stock for the five days from May 3, 2010 through May 7, 2010, and represented 4.8 percent of the outstanding Class A shares after the completion of the sale.
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

Liquidity
We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities or other sources. We expect these same sources of liquidity to fund the maturities of our long-term debt through October 3, 2011.
As of October 3, 2010, we had 100% of available capacity on our $90 million revolving credit facility and $0.6 million of available capacity on our $100 million securitization facility. The securitization facility carried $52.0 million of short-term borrowings and $47.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.
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
In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have a material impact on 2010 third quarter earnings.
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
During the third quarter of 2010, the Company converted the U.S., Puerto Rico and Canada general ledger system to PeopleSoft. Management has reviewed the internal controls impacted by the implementation of the above PeopleSoft system, and has made changes to these internal controls as appropriate.
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
(c) Issuer Repurchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

July 5, 2010 through August 8, 2010	1,464	$14.73	—	$—

August 9, 2010 through September 5, 2010	—	—	—	$—

September 6, 2010 through October 3, 2010	848	11.92	—	$—

Total	2,312	$13.70	—

We may reacquire shares outside the program in connection with the surrender of shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 2,312 shares were reacquired in transactions outside the program during the quarter.
Item 6. Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 32 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.
Date: November 10, 2010	/s/ Patricia Little
Patricia Little
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2010	/s/ Michael E. Debs
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