Form 10-K
period 2011-01-02
KELLY SERVICES INC
filed 2011-02-17
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-1088
KELLY SERVICES, INC.
(Exact Name of Registrant as specified in its Charter)

Delaware	38-1510762

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

999 West Big Beaver Road, Troy, Michigan	48084

(Address of Principal Executive Office)	(Zip Code)
(248) 362-4444
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common	NASDAQ Global Market
Class B Common	NASDAQ Global Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $390,606,685.
Registrant had 33,252,100 shares of Class A and 3,459,885 of Class B common stock, par value $1.00, outstanding as of February 7, 2011.
Documents Incorporated by Reference
The proxy statement of the registrant with respect to its 2011 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I
Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS.
History and Development of Business
Founded by William R. Kelly in 1946, Kelly Services has developed innovative workforce solutions for customers in a variety of industries throughout our 64-year history. Our range of solutions and geographic coverage has grown steadily over the years to match the expanding needs of our customers.
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
Geographic Breadth of Services
Headquartered in Troy, Michigan, we provide temporary employment for approximately 530,000 employees annually to a variety of customers around the globe — including more than 90 percent of the Fortune 500 companies.
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
OCG
Our Outsourcing and Consulting Group segment delivers integrated talent management solutions configured to satisfy our customers’ needs across multiple regions, skill sets and the entire spectrum of human resources. Services in this segment include: Recruitment Process Outsourcing (“RPO”), offering end-to-end talent acquisition solutions, including customized recruitment projects; Contingent Workforce Outsourcing (“CWO”), providing globally managed service solutions that integrate supplier and vendor management technology partners to optimize contingent workforce spend; Independent Contractor Solutions, delivering evaluation, classification and risk management services that enable safe access to this critical talent pool; Payroll Process Outsourcing (“PPO”), providing centralized payroll processing solutions globally for our customers; Business Process Outsourcing (“BPO”), offering full staffing and operational management of non-core functions or departments; Career Transition & Organizational Effectiveness, offering a range of custom solutions to maintain effective operations and maximize employee motivation and performance in the wake of corporate restructurings; and Executive Search, providing leadership in executive placement worldwide.
Financial information regarding our industry segments is included in the Segment Disclosures note to our consolidated financial statements presented in Part II, Item 8 of this report.

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
For most of our customers, navigating the human capital arena has never been more complex. As the use of contingent labor, consultants, and independent contractors becomes more prevalent and critical to the ongoing success of our customer base—our core competencies are refined to help them realize their respective business objectives. Kelly offers a comprehensive array of outsourcing and consulting services, as well as world-class staffing on a temporary, temp-to-hire and permanent placement basis. Kelly will continue to deliver the strategic expertise our customers need to transform their workforce management challenges into opportunities.
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
Customers
We are not dependent on any single customer, or a limited segment of customers. Our largest single customer accounted for approximately three percent of total revenue in 2010.
Government Contracts
Although we conduct business under various federal, state, and local government contracts, they do not account for a significant portion of our business.
Competition
The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2010, our largest competitors were Allegis Group, Adecco S.A, Manpower Inc., Robert Half International, Inc., Randstad Holding N.V. and SFN Group, Inc.
Key factors that influence our success are geographic coverage, breadth of service, quality of service, and price.
Geographic presence is important, as temporary employees are generally unwilling to travel great distances for assignment, and customers prefer working with companies in their local market. Breadth of service, or ability to manage staffing suppliers, has become more critical as customers seek “one-stop shopping” for all their staffing needs.

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
Employees
We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 6,900 staff members in our international network of branch offices. In 2010, we assigned approximately 530,000 temporary employees with a variety of customers around the globe.
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
We make available, free of charge, through our Internet website, and by responding to requests addressed to our vice president of investor relations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is: www.kellyservices.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

ITEM 1A.	RISK FACTORS.
We operate in a highly competitive industry with low barriers to entry, and may be unable to compete successfully against existing or new competitors.
The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies. While the majority of our competitors are significantly smaller than us, several competitors, including Allegis Group, Adecco S.A, Manpower Inc., Robert Half International, Inc., Randstad Holding N.V. and SFN Group, Inc., have substantial marketing and financial resources. In particular, Adecco S.A, Manpower Inc. and Randstad Holding N.V. are considerably larger than we are and, thus, have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

The number of customers consolidating their staffing services purchases with a single provider or small group of providers continues to increase which, in some cases, may make it more difficult for us to obtain or retain customers. We also face the risk that our current or prospective customers may decide to provide similar services internally. As a result, there can be no assurance that we will not encounter increased competition in the future.
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
In 2009, the already-weak economic conditions and employment trends present at the start of the year worsened as the year progressed. The weakened global economy significantly affected our earnings performance in 2009. While our earnings performance improved during 2010, we cannot be certain that the global economy will continue to recover and that the conditions affecting the temporary staffing industry will continue to improve. We also cannot ensure that the actions we have taken or may take in the future in response to these challenges will continue to be successful or that our business, financial condition or results of operations will not continue to be adversely impacted by these conditions.
We may not achieve the intended effects of our business strategy.
Our business strategy focuses on improving profitability through scale and specialization, particularly with our professional and technical and OCG businesses. We have implemented steps to increase our presence in the commercial staffing markets, grow our higher margin specialty staffing and grow our outsourcing and consulting business. We plan to implement cost-efficient service delivery models to enable local teams to focus on profit-generating activities and relationships. If we are not successful in achieving these objectives, our revenues, costs and overall profitability could be negatively affected. If we are unable to execute our business strategy effectively, our productivity and cost competitiveness could be negatively affected.
Our loss of major customers or the deterioration of their financial condition or prospects could have a material adverse effect on our business.
Our business strategy is focused on serving large corporate customers through high volume global service agreements. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. In addition, some of our customers are in industries, such as the automotive and manufacturing industries, that have experienced adverse business and financial conditions in recent years. The deterioration of the financial condition or business prospects of these customers could reduce their need for temporary employment services, and result in a significant decrease in the revenues and earnings we derive from these customers.
Impairment charges relating to our goodwill and long-lived assets could adversely affect our results of operations.
We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units to the related net book value. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our results of operations.

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
We may be exposed to employment-related claims and losses, including class action lawsuits, which could have a material adverse effect on our business.
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

Failure to maintain specified financial covenants in our bank credit facilities, or credit market events beyond our control, could adversely restrict our financial and operating flexibility and subject us to other risks, including inadequate access to liquidity.
Our Bank Credit Facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2010, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt note in the footnotes to the consolidated financial statements), may not be assured. If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility. If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.
Damage to our key data centers could affect our ability to sustain critical business applications.
Many business processes critical to our continued operation are housed in our data center situated within the corporate headquarters complex as well as regional data centers in Asia-Pacific and Europe. Those processes include, but are not limited to, payroll, customer reporting and order management. While we have taken steps to protect these operations, the loss of a data center would create a substantial risk of business interruption.
Our investment in our PeopleSoft payroll, billing and accounts receivable project may not yield its intended results.
In the fourth quarter of 2004, we commenced our PeopleSoft project to replace our payroll, billing and accounts receivable information systems in the United States, Canada, Puerto Rico, the United Kingdom and Ireland. To date we have several modules in production including accounts receivable in all locations, payroll in Canada, payroll and billing in the United Kingdom and Ireland and general ledger in the U.S., Puerto Rico and Canada. We anticipate spending approximately $25 to $30 million from 2011 through 2014 to complete the PeopleSoft project. Although the technology is intended to increase productivity and operating efficiencies, the PeopleSoft project may not yield its intended results. Any delays in completing, or an inability to successfully complete, this technology initiative or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition. There is also a risk that if the remaining modules are not completed or the cost of completion is prohibitive, an impairment charge relating to all or a portion of the $5.5 million capitalized cost of the in-process modules as of January 2, 2011 could be required.
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
The temporary employment industry is heavily regulated in many of the countries in which we operate. Changes in laws or government regulations may result in prohibition or restriction of certain types of employment services we are permitted to offer or the imposition of new or additional benefit, licensing or tax requirements that could reduce our revenues and earnings. In particular, we are subject to state unemployment taxes in the U.S. which typically increase during periods of increased levels of unemployment. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in laws or government regulations. Any future changes in laws or government regulations, or interpretations thereof, may make it more difficult or expensive for us to provide staffing services and could have a material adverse effect on our business, financial condition and results of operations.
The net financial impact of recent U.S. healthcare legislation on our results of operations could be significant.
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
Terence E. Adderley, the Chairman of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 93% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. Mr. Adderley is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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
The combined usable floor space in the headquarters complex is approximately 350,000 square feet. Our buildings are in good condition and are currently adequate for their intended purpose and use. We also own undeveloped land in Troy and northern Oakland County, Michigan.
Branch office business is conducted in leased premises with the majority of leases being fixed for terms of generally five years in the United States and Canada and 5 to 10 years outside the United States and Canada. We own virtually all of the office furniture and the equipment used in our corporate headquarters and branch offices.

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
The Company is also involved in a number of other lawsuits arising in the ordinary course of its business, typically employment discrimination and wage and hour matters. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to inherent uncertainties and the Company is not at this time able to predict the outcome of these matters. It is reasonably possible that some matters could be decided unfavorably to the Company and, if so, could have a material adverse impact on our consolidated financial statements. During 2010 and 2009, the Company reassessed its potential exposure from pending litigation and established additional reserves of $3.5 million and $4.4 million, respectively.
Disclosure of Certain IRS Penalties
None.

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

	Per share amounts (in dollars)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2010
Class A common
High	$18.02	$18.93	$16.28	$20.29	$20.29
Low	11.80	12.80	10.07	11.70	10.07

Class B common
High	17.56	18.54	14.40	20.90	20.90
Low	10.66	13.16	10.45	10.51	10.45

Dividends	—	—	—	—	—

2009
Class A common
High	$14.13	$12.99	$14.10	$13.69	$14.13
Low	6.11	7.68	10.39	10.01	6.11

Class B common
High	14.50	11.65	14.12	14.99	14.99
Low	9.21	10.00	10.74	11.18	9.21

Dividends	—	—	—	—	—
Holders
The number of holders of record of our Class A and Class B common stock were 5,400 and 410, respectively, as of February 7, 2011.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			of Shares (or	Dollar Value) of
	Total Number	Average	Units) Purchased	Shares (or Units)
	of Shares	Price Paid	as Part of Publicly	That May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
(in millions of dollars)
October 4, 2010 through November 7, 2010	276	$14.24	—	$—

November 8, 2010 through December 5, 2010	—	—	—	—

December 6, 2010 through January 2, 2011	6,961	18.80	—	—

Total	7,237	$18.63	—

We may reacquire shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 7,237 shares were reacquired during the Company’s fourth quarter.

Performance Graph
The following graph compares the cumulative total return of our Class A common stock with that of the S&P 600 SmallCap Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2010. The graph assumes an investment of $100 on December 31, 2005 and that all dividends were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2005 — December 31, 2010

	2005	2006	2007	2008	2009	2010
Kelly Services, Inc.	$100.00	$112.20	$73.91	$53.20	$48.78	$76.87
S&P SmallCap 600 Index	$100.00	$115.11	$114.77	$79.10	$99.32	$125.45
S&P 1500 Human Resources and Employment Services Index	$100.00	$119.59	$91.28	$58.72	$81.15	$93.87

ITEM 6.	SELECTED FINANCIAL DATA.
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

(In millions except per share amounts)	2010 (2)	2009 (1,2)	2008 (2)	2007	2006

Revenue from services	$4,950.3	$4,314.8	$5,517.3	$5,667.6	$5,546.8
Earnings (loss) from continuing operations	26.1	(105.1)	(81.7)	53.7	56.8
Earnings (loss) from discontinued operations, net of tax (3)	—	0.6	(0.5)	7.3	6.7
Net earnings (loss)	26.1	(104.5)	(82.2)	61.0	63.5

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	0.71	(3.01)	(2.35)	1.46	1.56
Earnings (loss) from discontinued operations	—	0.02	(0.02)	0.20	0.18
Net earnings (loss)	0.71	(3.00)	(2.37)	1.65	1.74

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	0.71	(3.01)	(2.35)	1.45	1.55
Earnings (loss) from discontinued operations	—	0.02	(0.02)	0.20	0.18
Net earnings (loss)	0.71	(3.00)	(2.37)	1.65	1.73

Dividends per share
Classes A and B common	—	—	0.54	0.52	0.45

Working capital	367.6	357.6	427.4	478.6	463.3
Total assets	1,368.4	1,312.5	1,457.3	1,574.0	1,469.4
Total noncurrent liabilities	153.6	205.3	203.8	200.5	142.6

(1)	Fiscal year included 53 weeks.

(2)	Included in results of continuing operations are asset impairments of $2.0 million in 2010, $53.1 million in 2009 and $80.5 million in 2008.

(3)	Kelly Home Care (“KHC”) was sold effective March 31, 2007 for an after-tax gain of $6.2 million. Additionally, Kelly Staff Leasing (“KSL”) was sold effective December 31, 2006 for an after-tax gain of $2.3 million. In accordance with the Discontinued Operations Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, the gains on the sales as well as KHC’s and KSL’s results of operations for the current and prior periods have been reported as discontinued operations in the Company’s consolidated statements of earnings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
The U.S. and global economies exhibited signs of slowly strengthening throughout 2010. Economic growth, coupled with the emergence of positive labor market trends, was favorable to the staffing industry. In the U.S., the temporary employment penetration rate increased for the 15th consecutive month in December to 1.7%, the highest level in over 2 1/2 years. More than 300,000 temporary jobs were added in the U.S. during 2010, a growth of nearly 30% since the low point in September, 2009. While still short of pre-recession levels, the current environment is encouraging for the staffing industry as employers seek more flexible labor models. However, it will likely take several years for the overall labor market to fully recover.
For Kelly, the strengthening economic trends are reflected in our 2010 fiscal year results. We reported net earnings from continuing operations of $0.71 per diluted share, compared to a net loss of $3.01 per diluted share in 2009. Revenue, which declined significantly in 2009, increased by 15% during 2010, and our expense base continues to reflect the benefit from restructuring initiatives we undertook in 2009. However, our gross profit rate declined to 16.0% in 2010 from 16.3% in the prior year, reflecting changing business mix and related pressure on temporary margins.
While the continued pace of the global economic recovery is expected to remain slow, we believe that the strategic and restructuring actions we have taken will enable us to leverage our experience and expertise as we help our customers adapt to the changing marketplace. We remain focused on emphasizing higher-margin specialty-staffing, expanding fee-based business and delivering customer-focused workforce solutions, from traditional staffing to professional and technical offerings and outsourcing and consulting services.
Results of Operations
2010 versus 2009
Revenue from services for 2010 totaled $5.0 billion, an increase of 14.7% from 2009. This was the result of an increase in hours worked of 16.8%, partially offset by a decrease in average hourly bill rates of 2.7% on a constant currency basis. Fee-based income, which is included in revenue from services, totaled $99.0 million, or 2.0% of total revenue, for 2010, an increase of 15.0% (12.6% on a constant currency basis) as compared to $86.1 million for 2009. On a constant currency basis, revenue for 2010 increased in all seven business segments, with the exception of EMEA Commercial.

Compared to 2009, the U.S. dollar was weaker against many foreign currencies, including the Australian dollar and Canadian dollar, and stronger against the euro. As a result, on a net basis, our consolidated U.S. dollar translated revenue was higher than would have otherwise been reported. On a constant currency basis, revenue for 2010 increased 13.7% as compared with the prior year. When we use the term “constant currency,” it means that we have translated financial data for 2010 into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for 2009. We believe that constant currency measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. The table below summarizes the impact of foreign exchange adjustments on revenue from services for 2010 on a 53-week reported basis for 2009:

	Revenue from Services
	2010	2009
	(52 Weeks)	(53 Weeks)	% Change
	(In millions of dollars)
Revenue from Services — Constant Currency:
Americas Commercial	$2,404.0	$1,980.3	21.4%
Americas PT	887.3	792.6	12.0

Total Americas Commercial and PT — Constant Currency	3,291.3	2,772.9	18.7

EMEA Commercial	886.9	895.2	(0.9)
EMEA PT	151.4	141.9	6.7

Total EMEA Commercial and PT — Constant Currency	1,038.3	1,037.1	0.1

APAC Commercial	321.7	284.9	12.9
APAC PT	29.6	25.4	16.8

Total APAC Commercial and PT — Constant Currency	351.3	310.3	13.2

OCG — Constant Currency	254.2	219.9	15.6

Less: Intersegment revenue	(29.0)	(25.4)	14.2

Total Revenue from Services — Constant Currency	4,906.1	4,314.8	13.7
Foreign Currency Impact	44.2

Revenue from Services	$4,950.3	$4,314.8	14.7%

The 2009 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. The 53rd week added approximately 1% to 2009 revenue.
Gross profit of $794.5 million was 13.2% higher than the gross profit of $701.7 million for the prior year. The gross profit rate for 2010 was 16.0%, versus 16.3% for 2009. Compared to the prior year, the gross profit rate decreased or remained flat in all business segments, with the exception of EMEA Commercial and APAC PT. The decrease in the gross profit rate was caused by a reduction in our temporary margins, primarily within the Americas and OCG businesses. Our average temporary margin continues to be impacted by shifts to a higher proportion of light industrial business compared to clerical, to large corporate customers compared to retail and, within OCG, to a higher proportion of the lower-margin PPO business. In addition, our temporary margins were impacted by higher state unemployment taxes in the Americas to the extent not recovered through pricing. All of these items negatively impacting the gross profit rate were partially offset by the favorable impact from the HIRE Act. The Hiring Incentives to Restore Employment (“HIRE”) Act, which allows employers to receive tax incentives to hire and retain previously unemployed individuals, resulted in a benefit of $21 million in 2010. The HIRE Act expired at the end of 2010.
Selling, general and administrative (“SG&A”) expenses totaled $754.4 million and decreased year over year by $40.3 million, or 5.1% (5.9% on a constant currency basis), due to the impact of expense reduction initiatives implemented in 2009 and lower restructuring costs, partially offset by an increase in incentive compensation. Included in SG&A expenses are pretax charges for restructuring costs of $7.2 million in 2010 and $29.9 million in 2009.
Restructuring costs in 2010 relate primarily to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, as well as severance costs related to the corporate headquarters. Restructuring costs in 2009 relate primarily to global severance, lease terminations, asset write-offs and other miscellaneous costs incurred in connection with the reduction in the number of permanent employees and the consolidation, sale or closure of branch locations.
We recorded asset impairment charges of $2.0 million in 2010 and $53.1 million in 2009. Asset impairment charges in 2010 represent the write-off of incomplete software projects in Europe and the U.S. Asset impairment charges in 2009 represent goodwill impairment losses related to Americas Commercial, EMEA PT and APAC Commercial, and impairment of long-lived assets and intangible assets in Japan and Europe.
As a result of the above, we reported earnings from operations for 2010 totaling $38.1 million, compared to a loss of $146.1 million reported for 2009.

We recorded income tax expense for 2010 at an effective rate of 20.2%, compared to an income tax benefit at an effective rate of 29.1% in 2009. The 2010 rate was positively impacted by nontaxable income from the cash surrender value of life insurance policies used to fund the Company’s deferred compensation plan, and by work opportunity tax credits. The 2009 rate was positively impacted by these items, but was also negatively impacted by non-deductible asset impairment charges and valuation allowances on operating losses and restructuring charges in certain foreign countries. See the Income Taxes footnote in the notes to consolidated financial statements.
Earnings from continuing operations were $26.1 million in 2010, compared to a loss of $105.1 million in 2009. Included in earnings from continuing operations for 2010 was $5.4 million, net of tax, of restructuring charges and $1.5 million, net of tax, of asset impairment charges. Included in loss from continuing operations in 2009 were $24.0 million, net of tax, of restructuring charges and $50.0 million, net of tax, of asset impairment charges.
Net earnings for 2010 totaled $26.1 million, compared to a loss of $104.5 million in 2009. Diluted earnings from continuing operations per share for 2010 was $0.71, as compared to diluted loss from continuing operations per share of $3.01 for 2009.
Americas Commercial

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$2,428.2	$1,980.3	22.6%		21.4%
Fee-based income	8.8	6.6	31.8		29.0
Gross profit	354.9	290.7	22.0		21.0
SG&A expenses excluding restructuring charges	275.3	273.2	0.7
Restructuring charges	0.3	7.2	(95.0)
Total SG&A expenses	275.6	280.4	(1.7)		(2.6)
Earnings from Operations	79.3	10.3	NM

Gross profit rate	14.6%	14.7%	(0.1	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.3	13.8	(2.5)
% of gross profit	77.5	93.9	(16.4)
Operating margin	3.3	0.5	2.8
The change in Americas Commercial revenue from services reflected an increase in hours worked of 22%. Americas Commercial represented 49.1% of total Company revenue for 2010 and 45.9% for 2009.
The decrease in the gross profit rate was primarily due to an increase in the proportion of lower-margin light industrial business to higher-margin clerical business and higher state unemployment taxes to the extent not recovered through pricing, partially offset by the impact of HIRE Act benefits. The HIRE Act benefits impacted the gross profit rate by 60 basis points. SG&A expenses excluding restructuring were essentially flat as lower facilities costs, depreciation and corporate allocation offset higher performance-based compensation.

Americas PT

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$889.0	$792.6	12.2%		12.0%
Fee-based income	9.0	9.4	(4.5)		(4.9)
Gross profit	140.0	125.1	12.0		11.8
SG&A expenses excluding restructuring charges	93.7	100.9	(7.0)
Restructuring charges	—	1.0	(100.0)
Total SG&A expenses	93.7	101.9	(8.0)		(8.2)
Earnings from Operations	46.3	23.2	100.1

Gross profit rate	15.8%	15.8%	—	pts.
Expense rates (excluding restructuring charges):
% of revenue	10.5	12.7	(2.2)
% of gross profit	67.0	80.7	(13.7)
Operating margin	5.2	2.9	2.3
The change in Americas PT revenue from services reflected an increase in hours worked of 8.7%, combined with an increase in average billing rates of 3.2% on a constant currency basis. Americas PT revenue represented 18.0% of total Company revenue in 2010 and 18.4% in 2009.
The Americas PT gross profit rate was unchanged, as higher state unemployment taxes to the extent not recovered through pricing were offset by the impact of HIRE Act benefits. The HIRE Act benefits impacted the gross profit rate by 60 basis points. The decrease in SG&A expenses was primarily due to lower salary expense related to reductions in personnel.
EMEA Commercial

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$872.0	$895.2	(2.6)%		(0.9)%
Fee-based income	19.1	16.6	15.9		16.0
Gross profit	141.0	140.2	0.6		2.3
SG&A expenses excluding restructuring charges	130.5	150.3	(13.2)
Restructuring charges	2.7	15.6	(82.8)
Total SG&A expenses	133.2	165.9	(19.7)		(18.9)
Asset impairments	1.5	—	NM
Earnings from Operations	6.3	(25.7)	NM

Gross profit rate	16.2%	15.7%	0.5	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.0	16.8	(1.8)
% of gross profit	92.6	107.2	(14.6)
Operating margin	0.7	(2.9)	3.6
The change in revenue from services in EMEA Commercial resulted from a decrease in average hourly bill rates of 5.8% on a constant currency basis, partially offset by a 4.8% increase in hours worked. The decrease in the constant currency average hourly bill rates for EMEA Commercial was due to a change in the mix from countries with higher average bill rates to those with lower average bill rates, such as Russia and Portugal. During 2009, EMEA Commercial completed a significant restructuring within the United Kingdom and exited the staffing business in Spain, Turkey, Ukraine and Finland, and in 2010 exited the staffing business in the Czech Republic. Exiting these locations accounted for approximately 4 percentage points of the 2010 constant currency decline. EMEA Commercial revenue represented 17.6% of total Company revenue in 2010 and 20.7% in 2009.

The change in the gross profit rate is due to higher fee-based income, as well as higher temporary margins as a result of business and customer mix. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based recruitment income. Therefore, increases or decreases can have a disproportionate impact on gross profit rates. The restructuring actions and other continuing cost-savings initiatives, partially offset by higher incentive-based compensation, resulted in the decrease in SG&A expenses.
EMEA PT

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$147.6	$141.9	4.0%		6.7%
Fee-based income	15.0	15.7	(4.3)		(4.1)
Gross profit	38.7	37.8	2.9		4.8
SG&A expenses	36.9	40.6	(9.3)		(8.2)
Earnings from Operations	1.8	(2.8)	NM

Gross profit rate	26.3%	26.6%	(0.3	)pts.
Expense rates:
% of revenue	25.0	28.6	(3.6)
% of gross profit	94.8	107.6	(12.8)
Operating margin	1.4	(2.0)	3.4
The change in revenue from services in EMEA PT resulted from a 7% increase in hours worked. EMEA PT revenue represented 3.0% of total Company revenue in 2010 and 3.3% in 2009.
The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income. SG&A expenses declined due to reductions in personnel.
APAC Commercial

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$355.3	$284.9	24.7%		12.9%
Fee-based income	11.4	9.7	16.6		5.6
Gross profit	48.4	41.6	16.2		4.6
SG&A expenses excluding restructuring charges	45.1	44.6	1.3
Restructuring charges	0.5	1.6	(66.5)
Total SG&A expenses	45.6	46.2	(1.0)		(10.7)
Earnings from Operations	2.8	(4.6)	NM

Gross profit rate	13.6%	14.6%	(1.0	)pts.
Expense rates (excluding restructuring charges):
% of revenue	12.7	15.6	(2.9)
% of gross profit	93.3	107.0	(13.7)
Operating margin	0.8	(1.6)	2.4
The change in revenue from services in APAC Commercial resulted from an increase in hours worked of 18.5%, partially offset by a decrease in average hourly bill rates of 4.5% on a constant currency basis. The decrease in the constant currency average hourly bill rates for APAC Commercial was primarily due to the decision to exit the staffing market in Japan. Excluding Japan, the average bill rate increased by 0.6% on a constant currency basis. APAC Commercial revenue represented 7.2% of total Company revenue in 2010 and 6.6% in 2009.

The decrease in the APAC Commercial gross profit rate was due to a decrease in temporary gross profit rates due to growth in lower margin business, primarily in Australia and Malaysia, as well as our decision to exit the staffing business in Japan. The decision to exit the staffing business in Japan impacted constant currency revenue and SG&A expense comparisons by approximately 8 percentage points and 11 percentage points, respectively.
APAC PT

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$32.5	$25.4	28.2%		16.8%
Fee-based income	10.5	3.8	172.1		156.3
Gross profit	13.9	7.7	81.3		68.3
SG&A expenses	17.0	9.2	85.1		72.0
Earnings from Operations	(3.1)	(1.5)	(104.5)

Gross profit rate	42.7%	30.2%	12.5	pts.
Expense rates:
% of revenue	52.2	36.2	16.0
% of gross profit	122.3	119.8	2.5
Operating margin	(9.5)	(6.0)	(3.5)
The change in revenue from services in APAC PT resulted from an increase in fee-based income and an increase in hours worked of 5.8%, partially offset by a decrease in average hourly bill rates of 13.0% on a constant currency basis. The decrease in the constant currency average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India, as well as the decision to exit the staffing market in Japan. APAC PT revenue represented 0.7% of total Company revenue in 2010 and 0.6% in 2009.
The change in the APAC PT gross profit rate was due primarily to increases in fee-based income. SG&A expenses increased, due primarily to hiring of permanent placement recruiters.
OCG

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$254.8	$219.9	15.8%		15.6%
Fee-based income	25.6	24.4	4.9		3.9
Gross profit	60.0	59.7	0.2		(0.1)
SG&A expenses excluding restructuring charges	77.5	69.6	11.3
Restructuring charges	0.1	1.9	(96.0)
Total SG&A expenses	77.6	71.5	8.5		8.1
Earnings from Operations	(17.6)	(11.8)	(50.8)

Gross profit rate	23.5%	27.2%	(3.7	)pts.
Expense rates (excluding restructuring charges):
% of revenue	30.4	31.7	(1.3)
% of gross profit	129.5	116.6	12.9
Operating margin	(7.0)	(5.3)	(1.7)
Revenue from services in the OCG segment for 2010 increased in the Americas, EMEA and APAC regions, due primarily to growth in our PPO and RPO practices. OCG revenue represented 5.1% of total Company revenue in 2010 and 2009.

The OCG gross profit rate decreased primarily due to the growth in our lower-margin PPO practice and training costs associated with our BPO Kellyconnect unit. The decline was mitigated somewhat from increased revenues in our higher margin RPO, CWO and executive placement practice areas during 2010. SG&A expenses increased, due to increased investments in implementation and travel costs for new customer business, as well as higher technology costs in our CWO practice area.
During 2010, OCG had positive growth in our PPO, RPO and CWO practice areas. However, earnings from operations were negatively impacted by decreased operating earnings in our outplacement business unit, as well as the aforementioned investments for new customer programs and the upfront Kellyconnect BPO training costs, where the revenue stream tends to lag our investment.
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
Compared to 2008, the U.S. dollar was stronger against many foreign currencies, including the euro, British pound, Australian dollar and Canadian dollar. As a result, our consolidated U.S. dollar translated revenue was lower than would have otherwise been reported. On a constant currency basis, revenue for 2009 decreased 19.2% as compared with 2008. The table below summarizes the impact of foreign exchange adjustments on revenue for 2009 on a 53-week reported basis:

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

Gross profit of $701.7 million for 2009 was 28.2% lower than the gross profit of $977.6 million for 2008. The gross profit rate for 2009 was 16.3%, versus 17.7% for 2008. Compared to 2008, the gross profit rate decreased in all business segments, with the exception of APAC PT. The decrease in the gross profit rate was primarily due to decreases in fee-based income, lower margins as a result of business and customer mix and a lower level of favorable workers’ compensation adjustments in the Americas. Our average mark-up was impacted by shifts to a higher proportion of light industrial business compared to clerical, and to large corporate customers compared to retail.

As more fully described in Critical Accounting Estimates, we regularly update our estimates of the ultimate costs of open workers’ compensation claims. As a result, we reduced the estimated cost of prior year workers’ compensation claims by $2.8 million for 2009. This compares to an adjustment reducing prior year workers’ compensation claims by $12.7 million for 2008.
SG&A expenses totaled $794.7 million, a year-over-year decrease of $172.7 million, or 17.9% (14.8% on a constant currency basis). Included in SG&A expenses for 2009 are litigation costs of $5.3 million and restructuring charges of $29.9 million, of which $14.4 million related to severance, $7.9 million related to lease termination costs and $7.6 million related to asset write-offs and other costs. Included in SG&A expenses for 2008 are litigation costs of $22.5 million and restructuring costs of $6.5 million.
Starting in the third quarter of 2008, we began taking selected cost savings actions, including employee headcount reductions and branch closings. In January, 2009, we initiated a more significant restructuring plan for our U.K. operations, and completed it during 2009. Throughout 2009, we continued to expand our focus to achieve further cost savings and related efficiencies by assessing the scale of our global branch network, along with permanent employee headcount levels. By the 2009 year end, our restructuring actions encompassed a global reach beyond that originally anticipated. Accordingly, we included all related costs, including severance and lease terminations, in connection with these actions taken around the world, in our reported restructuring charges for 2009 and 2008. Refer to the segment discussions for more detail of the restructuring actions.
The largest components of the $172.7 million year-over-year decrease in SG&A expenses were approximately $110 million of structural changes, $55 million of compensation and other discretionary savings and the $17 million decrease in year-over-year litigation costs, partially offset by restructuring charges and incremental costs related to acquisitions and investments in 2008. Structural changes represented the restructuring actions we took around the world since June 2008 to reduce expenses, including a reduction of approximately 1,900 full-time employees and the closing, sale or consolidation of approximately 240 branches, some of which were still in process at year-end 2009. Compensation and other discretionary savings represented the impact of expense-reduction initiatives implemented during the first quarter of 2009, including suspension of headquarters and field-based incentive compensation and retirement matching contribution, along with a reduction in discretionary spending on travel and general expenses.
During 2009, asset impairment charges of $53.1 million were also recorded. Due to significantly worse than anticipated economic conditions and the impacts to our business in the second quarter of 2009, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. This resulted in the recognition of a goodwill impairment loss of $50.5 million in total, of which $16.4 million related to the Americas Commercial segment, $22.0 million related to the EMEA PT segment and $12.1 million related to the APAC Commercial segment.
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
During 2008, we recorded goodwill impairment charges of $50.4 million related to the EMEA Commercial segment, long-lived asset impairment charges of $11.4 million related to U.K. and an other-than-temporary impairment of $18.7 million related to our investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources services company in Japan.
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
Discontinued operations include the operating results of Kelly Home Care, which was sold in 2007 and Kelly Staff Leasing, which was sold in 2006. Earnings from discontinued operations totaled $0.6 million for 2009, compared to a loss of $0.5 million for 2008. These amounts represent adjustments to assets and liabilities retained as part of the sale agreements.
Net loss for 2009 totaled $104.5 million, compared to $82.2 million in 2008. Diluted loss from continuing operations per share for 2009 was $3.01, as compared to diluted loss from continuing operations per share of $2.35 for 2008.
Effective with the first quarter of 2009, we adopted the provisions of Financial Accounting Standards Board guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method in accordance with generally accepted accounting principles. Accordingly, all prior period earnings per share data presented were adjusted retrospectively to conform to the provisions of this guidance. Adopting these provisions had no effect on previously reported basic or diluted earnings per share for the year ended December 28, 2008.
Americas Commercial

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$1,980.3	$2,516.7	(21.3)%		(20.3)%
Fee-based income	6.6	15.7	(58.4)		(56.8)
Gross profit	290.7	399.0	(27.1)		(26.3)
SG&A expenses excluding restructuring charges	273.2	328.2	(16.7)
Restructuring charges	7.2	0.9	NM
Total SG&A expenses	280.4	329.1	(14.8)		(13.8)
Earnings from Operations	10.3	69.9	(85.1)

Gross profit rate	14.7%	15.9%	(1.2	)pts.
Expense rates (excluding restructuring charges):
% of revenue	13.8	13.0	0.8
% of gross profit	93.9	82.2	11.7
Operating margin	0.5	2.8	(2.3)
The change in Americas Commercial revenue from services reflected a decrease in hours worked of 20.3%, combined with a decrease in average hourly bill rates of 0.9% (an increase of 0.3% on a constant currency basis). Americas Commercial represented 45.9% of total Company revenue for 2009 and 45.6% for 2008.
The decrease in the gross profit rate was due to lower fee-based income, an increase in the proportion of lower-margin light industrial business to higher-margin clerical business, as well as the impact of lower favorable workers’ compensation adjustments from prior years. Of the total $2.8 million adjustment in 2009 noted above, $2.4 million was reflected in the results of Americas Commercial. This compares to an adjustment of $10.5 million in 2008.
The decrease in SG&A expenses reflected reduced salaries and incentive compensation related to expense control initiatives. Restructuring charges in 2009 and 2008 included severance, lease termination and other costs to close or consolidate approximately 115 branches.

Americas PT

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$792.6	$938.2	(15.5)%		(15.4)%
Fee-based income	9.4	19.4	(51.5)		(51.4)
Gross profit	125.1	161.7	(22.6)		(22.5)
SG&A expenses excluding restructuring charges	100.9	113.3	(10.9)
Restructuring charges	1.0	—	NM
Total SG&A expenses	101.9	113.3	(10.0)		(9.8)
Earnings from Operations	23.2	48.4	(52.2)

Gross profit rate	15.8%	17.2%	(1.4	)pts.
Expense rates (excluding restructuring charges):
% of revenue	12.7	12.1	0.6
% of gross profit	80.7	70.1	10.6
Operating margin	2.9	5.2	(2.3)
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
EMEA Commercial

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$895.2	$1,310.5	(31.7)%		(24.9)%
Fee-based income	16.6	39.5	(58.0)		(52.6)
Gross profit	140.2	227.3	(38.4)		(32.5)
SG&A expenses excluding restructuring charges	150.3	226.5	(33.7)
Restructuring charges	15.6	3.9	301.4
Total SG&A expenses	165.9	230.4	(28.0)		(20.2)
Earnings from Operations	(25.7)	(3.1)	NM

Gross profit rate	15.7%	17.4%	(1.7	)pts.
Expense rates (excluding restructuring charges):
% of revenue	16.8	17.3	(0.5)
% of gross profit	107.2	99.6	7.6
Operating margin	(2.9)	(0.2)	(2.7)
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
Restructuring actions taken during 2009 resulted in the closure of approximately 85 branches and reduction of approximately 525 permanent employees for EMEA Commercial. Total restructuring costs for EMEA Commercial in 2009 included $5.0 million of severance, $4.4 million of lease termination costs and $6.2 million of asset write-offs and other costs. These actions and other cost-savings initiatives resulted in the decrease in SG&A expenses.
EMEA PT

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$141.9	$172.5	(17.8)%		(10.7)%
Fee-based income	15.7	26.8	(41.2)		(33.2)
Gross profit	37.8	51.2	(26.2)		(18.8)
SG&A expenses	40.6	48.9	(16.9)		(8.5)
Earnings from Operations	(2.8)	2.3	NM

Gross profit rate	26.6%	29.7%	(3.1	)pts.
Expense rates:
% of revenue	28.6	28.3	0.3
% of gross profit	107.6	95.5	12.1
Operating margin	(2.0)	1.3	(3.3)
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

APAC Commercial

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$284.9	$336.0	(15.2)%		(11.0)%
Fee-based income	9.7	17.0	(43.0)		(40.6)
Gross profit	41.6	56.3	(26.1)		(22.6)
SG&A expenses excluding restructuring charges	44.6	56.6	(21.3)
Restructuring charges	1.6	—	NM
Total SG&A expenses	46.2	56.6	(18.5)		(14.8)
Earnings from Operations	(4.6)	(0.3)	NM

Gross profit rate	14.6%	16.8%	(2.2	)pts.
Expense rates (excluding restructuring charges):
% of revenue	15.6	16.8	(1.2)
% of gross profit	107.0	100.5	6.5
Operating margin	(1.6)	(0.1)	(1.5)
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
SG&A expenses declined, due to reductions in personnel and incentive compensation.

OCG

					Constant
	2009	2008			Currency
	(53 Weeks)	(52 Weeks)	Change		Change
	(In millions of dollars)
Revenue from Services	$219.9	$233.3	(5.7)%		(4.7)%
Fee-based income	24.4	27.8	(12.3)		(9.4)
Gross profit	59.7	72.9	(18.0)		(16.1)
SG&A expenses excluding restructuring charges	69.6	69.5	0.0
Restructuring charges	1.9	0.5	328.4
Total SG&A expenses	71.5	70.0	2.0		4.3
Earnings from Operations	(11.8)	2.9	NM

Gross profit rate	27.2%	31.2%	(4.0	)pts.
Expense rates (excluding restructuring charges):
% of revenue	31.7	29.8	1.9
% of gross profit	116.6	95.6	21.0
Operating margin	(5.3)	1.2	(6.5)
Revenue from services in the OCG segment for 2009 decreased in all three regions — Americas, Europe and Asia-Pacific. OCG revenue represented 5.1% of total Company revenue for 2009 and 4.2% for 2008.
The OCG gross profit rate decreased primarily due to a shift in revenue mix among the OCG business units. Revenue in the higher-margin RPO and CWO units declined, while revenue in our lower-margin BPO unit grew modestly during 2009. This change in business mix, coupled with a decrease in the gross profit rates in our RPO practice as compared to 2008, resulted in the overall gross profit decline.
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
Cash and Equivalents
Cash and equivalents totaled $80.5 million at the end of 2010, a decrease of $8.4 million from the $88.9 million at year-end 2009. As further described below, during 2010, we generated $41.8 million of cash from operating activities, used $11.3 million of cash in investing activities and used $35.3 million in financing activities.

Operating Activities
In 2010, we generated $41.8 million in cash from our operating activities, as compared to using $27.4 million in 2009 and generating $111.4 million in 2008. The increase from 2009 to 2010 was primarily due to improved earnings in 2010. The decrease from 2008 to 2009 was primarily due to the decline in operating earnings, after adjustment for non-cash asset impairments and non-cash changes in deferred tax assets.
Trade accounts receivable totaled $810.9 million at the end of 2010. Global days sales outstanding for the fourth quarter were 49 days for 2010, compared to 51 days for 2009.
Our working capital position was $367.6 million at the end of 2010, an increase of $10.0 million from year-end 2009. The current ratio was 1.6 at year-end 2010 and 1.7 at year-end 2009. The year-over-year decrease in book overdrafts of $10.2 million in 2009 and increase of $9.8 million in 2008 was reclassified from financing to operating activities in the consolidated statement of cash flows.
Investing Activities
In 2010, we used $11.3 million in cash for investing activities, compared to $23.4 million in 2009 and $64.0 million in 2008. Capital expenditures, which totaled $11.0 million in 2010, $13.1 million in 2009 and $31.1 million in 2008, primarily related to the Company’s information technology programs. In 2008, capital expenditures included costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project.
The PeopleSoft payroll, billing and accounts receivable project, which commenced in the fourth quarter of 2004, is intended to cover the U.S., Canada, Puerto Rico, U.K. and Ireland. Through 2010, the Company implemented accounts receivable in all locations, payroll and billing in the U.K. and Ireland, payroll in Canada and general ledger in the U.S., Puerto Rico and Canada. The total cost of the project to date is $79 million, of which $56 million was capital expenditures and $23 million was selling, general and administrative expenses. We anticipate spending approximately $25 to $30 million to complete the PeopleSoft project by the end of 2014. Included in the consolidated balance sheet at year-end 2010 was $5.5 million of capitalized costs related to unimplemented PeopleSoft modules.
During 2009, we made the following payments related to acquisitions: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition of CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham.
During 2008, we made the following net cash payments related to acquisitions: $13.0 million related to the acquisition of the Portuguese subsidiaries of Randstad Holding N.V., $9.1 million related to the acquisition of Toner Graham, $7.6 million related primarily to the acquisition of access AG and $3.0 million related to the acquisition of CGR/seven LLC.
As of January 2, 2011, there are no remaining contingent earnout payments related to any acquisitions from previous years.
Financing Activities
In 2010, we used $35.3 million in cash from financing activities, as compared to generating $19.6 million in 2009 and using $18.6 million in 2008. Debt totaled $78.8 million at year-end 2010 compared to $137.1 million at year-end 2009. Debt-to-total capital is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) was 11.2% at the end of 2010 and 19.5% at the end of 2009.
Effective September 28, 2009, we negotiated a new secured revolving credit facility, with a total capacity of $90 million and carrying a term of three years, maturing in September of 2012. Effective December 4, 2009, we established a 364-day, $100 million securitization facility. In 2010, the net change in short-term borrowings included $38 million related to payments on the securitization facility. In 2009, the net change in short-term borrowings included $55 million related to borrowings on the securitization facility.

During 2010, we paid $14.9 million due on our yen-denominated credit facility. During 2009, we repaid short-term debt of $22.9 million, and $7.6 million due on our yen-denominated credit facility. On October 10, 2008, we closed and funded a three-year syndicated term loan facility comprised of 9 million euros and 5 million U.K. pounds. The facility was used to refinance the short-term borrowings related to the Portugal and Toner Graham acquisitions.
As of year-end 2010, we had $127.3 million of committed unused credit facilities. At year-end 2010, we had additional uncommitted one-year credit facilities totaling $11.2 million, under which we had borrowed $0.1 million. Details of our debt facilities as of the 2010 year end are contained in the Liquidity section and Debt footnote to our consolidated financial statements.
Included in financing activities during 2010 was $24.3 million related to the sale of 1,576,169 shares of Kelly’s Class A common stock to Temp Holdings. The shares were sold in a private transaction at $15.42 per share, which was the average of the closing prices of the Class A common stock for the five days from May 3, 2010 through May 7, 2010, and represented 4.8 percent of the outstanding Class A shares after the completion of the sale.
During 2008, we repurchased 436,697 Class A shares for $8.0 million under the $50 million Class A share repurchase program authorized by the board of directors in August, 2007. No shares were repurchased during 2009 under the share repurchase program, which expired in August, 2009.
Dividends paid per common share were $0.54 in 2008. No dividends were paid in 2009 or 2010. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote to our consolidated financial statements.
Contractual Obligations and Commercial Commitments
Summarized below are our obligations and commitments to make future payments as of year-end 2010:

	Payment due by period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In millions of dollars)
Operating leases	$115.8	$44.0	$51.4	$13.2	$7.2
Short-term borrowings and current portion of long-term debt	78.8	78.8	—	—	—
Accrued insurance	84.9	31.3	26.4	12.8	14.4
Accrued retirement benefits	92.4	7.2	14.1	14.1	57.0
Other long-term liabilities	4.2	0.8	1.6	1.6	0.2
Uncertain income tax positions, interest and penalties	6.1	0.2	5.8	0.1	—
Purchase obligations	25.4	12.8	12.5	0.1	—

Total	$407.6	$175.1	$111.8	$41.9	$78.8

The table above excludes interest payments and, in certain cases, payment streams are estimated. Purchase obligations above represent unconditional commitments relating primarily to voice and data communications services which we expect to utilize generally within the next three fiscal years, in the ordinary course of business. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity
We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities or other sources. We expect these same sources of liquidity to fund the $61.7 million of our debt which matures on October 3, 2011.
We utilize intercompany loans, dividends, capital contributions and redemptions, and a notional cash pool to effectively manage our cash on a global basis. At the present time, we do not have specific plans to repatriate the majority of our international excess cash balances. As our business recovers, we expect this international cash will be needed to fund working capital growth in our local operations. The majority of our international cash was invested in our cash pool and was available to fund general corporate needs both at our headquarters and at other international affiliates. There are no significant restrictions on our ability to utilize the cash pool, and we did so throughout the year. As our global cash position improved in December, funds from the cash pool were used to help finance reductions of debt.
We manage our cash and debt very closely to minimize outstanding debt balances. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the cash pool first, and then we access our borrowing facilities.
As of January 2, 2011, we had $90.0 million of available capacity on our $90 million revolving credit facility and $37.3 million of available capacity on our $100 million securitization facility. The securitization facility carried $17.0 million of short-term borrowings and $45.7 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. During the first quarter of 2011, we expect to refinance the revolving credit facility and the securitization facility to increase capacity and improve pricing, terms, and conditions. Once this process is complete, it is our intention to prepay our term loans and move the debt onto the revolving credit facility and the securitization facility.
We monitor the credit ratings of our major banking partners on a regular basis. We also have regular discussions with them. Based on our reviews and communications, we believe the risk of one or more of our banks not being able to honor their commitments is insignificant. We also review the ratings and holdings of our money market funds and other investment vehicles regularly to ensure high credit quality and access to our invested cash.
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

Allowance for Uncollectible Accounts Receivable
We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor historical trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expense in the period in which we made such a determination. In addition, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required. As of year-end 2010 and 2009, the allowance for uncollectible accounts receivable was $12.3 million and $15.0 million, respectively.
Workers’ Compensation
We have a combination of insurance and self-insurance contracts under which we effectively bear the first $500,000 of risk per single accident, except in the state of California, where we bear the first $750,000 of risk per single accident. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on our historical claims experience, as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature, frequency and severity of the claims, analyses provided by third party claims administrators, performance of our medical cost management programs, changes in our territory and business line mix and current legal, economic and regulatory factors. Where appropriate, multiple generally-accepted actuarial techniques are applied and tested in the course of preparing our estimates.
We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are adequate, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in other assets in the consolidated balance sheet, was $70.5 million and $67.0 million at year-end 2010 and 2009, respectively.
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
Continuing operating losses in the Company’s OCG reporting unit were deemed to be a triggering event for purposes of assessing goodwill for impairment during the second quarter of 2010. Accordingly, we tested goodwill related to OCG and determined that OCG goodwill was not impaired. Additionally, we completed our annual impairment test for all reporting units in the fourth quarter for the year ended January 2, 2011 and January 3, 2010 and determined that goodwill was not impaired.
The goodwill impairment loss of $50.5 million recognized in the second quarter of 2009 related to the Americas Commercial, EMEA PT and APAC Commercial reporting units. The goodwill impairment loss of $50.4 million recognized in 2008 related to the EMEA Commercial reporting unit. These expenses have been recorded in the asset impairments line on the consolidated statement of earnings.
Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. At year-end 2010 and 2009, total goodwill amounted to $67.3 million. (See the Goodwill footnote in the notes to consolidated financial statements).
Income Taxes
Income tax expense is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals for uncertain tax positions under generally accepted accounting principles, which require that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our effective tax rate includes the impact of accrual provisions and changes to accruals that we consider appropriate, as well as related interest and penalties. A number of years may elapse before a particular matter, for which we have or have not established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals are appropriate under generally accepted accounting principles. Favorable or unfavorable adjustment of the accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances. Our current tax accruals are presented in the consolidated balance sheet within income and other taxes and long-term tax accruals are presented in the consolidated balance sheet within other long-term liabilities.
Tax laws require items to be included in the tax return at different times than the items are reflected in the consolidated financial statements. As a result, the income tax expense reflected in our consolidated financial statements is different than the liability reported in our tax return. Some of these differences are permanent, which are not deductible on our tax return, and some are temporary differences, which give rise to deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent items for which we have already taken a deduction on our tax return, but have not yet recognized as expense in our consolidated financial statements.

Litigation
Kelly is subject to legal proceedings and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, results of similar litigation and participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to consolidated financial statements of this Annual Report on Form 10-K. At year-end 2010 and 2009, the accrual for litigation costs amounted to $3.6 million and $2.3 million, respectively, and is included in accounts payable and accrued liabilities on the consolidated balance sheet.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, our ability to achieve our business strategy, including our ability to successfully expand into new markets and service lines, material changes in demand from or loss of large corporate customers, further impairment charges initiated by adverse industry or market developments, unexpected termination of customer contracts, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits, unexpected changes in claim trends on workers’ compensation and benefit plans, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to retain the services of our senior management, local management and field personnel, the impact of changes in laws and regulations (including federal, state and international tax laws), the net financial impact of recent U.S. healthcare legislation on our business, and risks associated with conducting business in foreign countries, including foreign currency fluctuations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies, as well as our local currency-denominated borrowings. With the exception of our yen-denominated debt, the local currency-denominated debt offsets the exchange rate risk resulting from foreign currency-denominated net investments fluctuating in relation to the U.S. dollar.
During the second quarter of 2010, we entered into forward foreign currency exchange contracts to offset the variability in exchange rates on our yen-denominated debt. By using these derivative instruments to hedge exposures to foreign exchange risk, we expose ourselves to credit risk and market risk. To mitigate the credit risk, which is the failure of the counterparty to perform under the terms of the contract, we place hedging instruments with different investment grade-rated counterparties that we believe are minimal credit risk. To manage market risk, which is the change in the value of the contract that results from a change in foreign exchange rate, we match the contract and maturity with the yen-denominated debt repayment schedule. We do not hold or issue derivative financial instruments for speculative or trading purposes.
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have a material impact on 2010 earnings.
Marketable equity investments, representing our investment in Temp Holdings, are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings. See Fair Value Measurements footnote in the notes to consolidated financial statements of this Annual Report on Form 10-K for further discussion.
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
The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 43 of this filing and are presented in pages 44-73.

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
Attestation Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 2, 2011 as stated in their report which appears herein.
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

ITEM 10.	EXECUTIVE OFFICERS OF THE REGISTRANT.

		Served as an	Business Experience
Name/Office	Age	Officer Since	During Last 5 Years
Carl T. Camden President and Chief Executive Officer	56	1995	Served as officer of the Company.

George S. Corona Executive Vice President and Chief Operating Officer	52	2000	Served as officer of the Company.

Patricia Little Executive Vice President and Chief Financial Officer	50	2008	Served as officer of the Company since July 2008. Served in various key finance positions at Ford Motor Company from 1984 to 2008, most recently as general auditor (2006 — 2008) and director of global accounting (2002 — 2006).

Michael S. Webster Executive Vice President	55	1996	Served as officer of the Company.

Leif Agneus Senior Vice President and General Manager, EMEA	47	2002	Served as officer of the Company.

Michael E. Debs Senior Vice President, Controller and Chief Accounting Officer	53	2000	Served as officer of the Company.

Rolf E. Kleiner Senior Vice President	56	1995	Served as officer of the Company.

Daniel T. Lis Senior Vice President, General Counsel and Corporate Secretary	64	2003	Served as officer of the Company.

Antonina M. Ramsey Senior Vice President	56	1992	Served as officer of the Company.

Dhirendra Shantilal Senior Vice President and General Manager, APAC	54	2000	Served as officer of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS.
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 75. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12.	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
Equity Compensation Plan Information
The following table shows the number of shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2010.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in the first
	and rights	warrants and rights	column) (2)
Equity compensation plans approved by security holders (1)	645,036	$25.32	2,143,304

Equity compensation plans not approved by security holders (3)	—	—	—

Total	645,036	$25.32	2,143,304

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Director Stock Option Plan and Non-Employee Director Stock Award Plan.

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 708,405 of restricted stock awards granted to employees and not yet vested at January 2, 2011.

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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the three fiscal years ended January 2, 2011
Consolidated Balance Sheets at January 2, 2011 and January 3, 2010
Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 2, 2011
Consolidated Statements of Cash Flows for the three fiscal years ended January 2, 2011
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule -
For the three fiscal years ended January 2, 2011:
Schedule II — Valuation Reserves
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	The Exhibits are listed in the Index to Exhibits included beginning at page 74, which is incorporated herein by reference.
(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 74 of this filing.
(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2011	KELLY SERVICES, INC.

Registrant

	By:	/s/ P. Little P. Little
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2011	*	T. E. Adderley
T. E. Adderley
Chairman and Director

Date: February 17, 2011	*	C. T. Camden
C. T. Camden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 17, 2011	*	C. M. Adderley
C. M. Adderley
Director

Date: February 17, 2011	*	J. E. Dutton
J. E. Dutton
Director

Date: February 17, 2011	*	M. A. Fay, O.P.
M. A. Fay, O.P.
Director

Date: February 17, 2011	*	T. B. Larkin
T. B. Larkin
Director

Date: February 17, 2011	*	L. A. Murphy
L. A. Murphy
Director

Date: February 17, 2011	*	D. R. Parfet
D. R. Parfet
Director

Date: February 17, 2011	*	T. Saburi
T. Saburi
Director

Date: February 17, 2011	*	B. J. White
B. J. White
Director

SIGNATURES (continued)

Date: February 17, 2011		/s/ P. Little P. Little
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 17, 2011		/s/ M. E. Debs M. E. Debs
Senior Vice President, Controller and Chief
Accounting Officer
(Principal Accounting Officer)

Date: February 17, 2011	*By	/s/ P. Little P. Little
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management determined that, as of January 2, 2011, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of January 2, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Kelly Services, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, MI
February 17, 2011

CONSOLIDATED STATEMENTS OF EARNINGS
Kelly Services, Inc. and Subsidiaries

	2010	2009 (1)	2008
	(In millions of dollars except per share items)

Revenue from services	$4,950.3	$4,314.8	$5,517.3

Cost of services	4,155.8	3,613.1	4,539.7

Gross profit	794.5	701.7	977.6

Selling, general and administrative expenses	754.4	794.7	967.4

Asset impairments	2.0	53.1	80.5

Earnings (loss) from operations	38.1	(146.1)	(70.3)

Other expense, net	(5.4)	(2.2)	(3.4)

Earnings (loss) from continuing operations before taxes	32.7	(148.3)	(73.7)

Income taxes	6.6	(43.2)	8.0

Earnings (loss) from continuing operations	26.1	(105.1)	(81.7)

Earnings (loss) from discontinued operations, net of tax	—	0.6	(0.5)

Net earnings (loss)	$26.1	$(104.5)	$(82.2)

Basic earnings (loss) per share
Earnings (loss) from continuing operations	$0.71	$(3.01)	$(2.35)
Earnings (loss) from discontinued operations	—	0.02	(0.02)
Net earnings (loss)	$0.71	$(3.00)	$(2.37)

Diluted (loss) earnings per share
Earnings (loss) from continuing operations	$0.71	$(3.01)	$(2.35)
Earnings (loss) from discontinued operations	—	0.02	(0.02)
Net earnings (loss)	$0.71	$(3.00)	$(2.37)

Dividends per share	$—	$—	$0.54

Average shares outstanding (millions):
Basic	36.1	34.9	34.8
Diluted	36.1	34.9	34.8

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Kelly Services, Inc. and Subsidiaries

	2010	2009
	(In millions of dollars)
ASSETS
Current Assets
Cash and equivalents	$80.5	$88.9
Trade accounts receivable, less allowances of $12.3 million and $15.0 million, respectively	810.9	717.9
Prepaid expenses and other current assets	44.8	70.6
Deferred taxes	22.4	21.0

Total current assets	958.6	898.4

Property and Equipment
Land and buildings	59.0	58.8
Computer hardware, software and other	260.3	264.0
Accumulated depreciation	(215.3)	(195.7)

Net property and equipment	104.0	127.1

Noncurrent Deferred Taxes	84.0	77.5

Goodwill, net	67.3	67.3

Other Assets	154.5	142.2

Total Assets	$1,368.4	$1,312.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$78.8	$79.6
Accounts payable and accrued liabilities	181.6	182.6
Accrued payroll and related taxes	243.3	208.3
Accrued insurance	31.3	22.9
Income and other taxes	56.0	47.4

Total current liabilities	591.0	540.8

Noncurrent Liabilities
Long-term debt	—	57.5
Accrued insurance	53.6	54.9
Accrued retirement benefits	85.4	76.9
Other long-term liabilities	14.6	16.0

Total noncurrent liabilities	153.6	205.3

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2010 and 2009	36.6	36.6
Class B common stock, shares issued 3.5 million at 2010 and 2009	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.4 million shares at 2010 and 5.1 million at 2009	(70.3)	(106.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	28.0	36.9
Earnings invested in the business	597.6	571.5
Accumulated other comprehensive income	29.0	25.1

Total stockholders’ equity	623.8	566.4

Total Liabilities and Stockholders’ Equity	$1,368.4	$1,312.5

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Kelly Services, Inc. and Subsidiaries

	2010	2009 (1)	2008
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—

Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	—	—	—

Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(106.6)	(110.6)	(105.7)
Sale of stock, exercise of stock options, restricted stock awards and other	36.3	4.0	3.1
Purchase of treasury stock	—	—	(8.0)

Balance at end of year	(70.3)	(106.6)	(110.6)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—	—

Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	36.9	35.8	34.5
Sale of stock, exercise of stock options, restricted stock awards and other	(8.9)	1.1	1.3

Balance at end of year	28.0	36.9	35.8

Earnings Invested in the Business
Balance at beginning of year	571.5	676.0	777.3
Net earnings (loss)	26.1	(104.5)	(82.2)
Dividends	—	—	(19.1)

Balance at end of year	597.6	571.5	676.0

Accumulated Other Comprehensive Income
Balance at beginning of year	25.1	12.2	42.6
Foreign currency translation adjustments, net of tax	3.6	12.3	(29.7)
Unrealized gains on investments, net of tax	1.0	1.6	—
Reclassification of unrealized losses on investments, net of tax to net earnings (loss)	—	—	0.1
Pension liability adjustments, net of tax	(0.7)	(1.0)	(0.8)

Balance at end of year	29.0	25.1	12.2

Stockholders’ Equity at end of year	$623.8	$566.4	$652.9

Comprehensive Income
Net earnings (loss)	$26.1	$(104.5)	$(82.2)
Foreign currency translation adjustments, net of tax	3.9	12.3	(29.7)
Unrealized gains (losses) on investments, net of tax	1.0	1.6	(10.8)
Pension liability adjustments, net of tax	(0.8)	(1.0)	(0.8)
Reclassification adjustments included in net earnings (loss)	(0.2)	—	10.9

Comprehensive Income	$30.0	$(91.6)	$(112.6)

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Kelly Services, Inc. and Subsidiaries

	2010	2009 (1)	2008
	(In millions of dollars)
Cash flows from operating activities
Net earnings (loss)	$26.1	$(104.5)	$(82.2)
Noncash adjustments:
Impairment of assets	2.0	53.1	80.5
Depreciation and amortization	34.9	40.9	46.0
Provision for bad debts	2.1	2.2	6.7
Stock-based compensation	3.2	5.1	4.4
Deferred income taxes	(9.3)	(31.0)	7.5
Other, net	0.5	(2.2)	3.7
Changes in operating assets and liabilities	(17.7)	9.0	44.8

Net cash from operating activities	41.8	(27.4)	111.4

Cash flows from investing activities
Capital expenditures	(11.0)	(13.1)	(31.1)
Acquisition of companies, net of cash received	—	(7.5)	(32.7)
Other investing activities	(0.3)	(2.8)	(0.2)

Net cash from investing activities	(11.3)	(23.4)	(64.0)

Cash flows from financing activities
Net change in short-term borrowings	(44.8)	52.7	(34.2)
Proceeds from debt	—	—	42.5
Repayment of debt	(14.9)	(30.5)	—
Dividend payments	—	—	(19.1)
Purchase of treasury stock	—	—	(8.0)
Sale of stock and other financing activities	24.4	(2.6)	0.2

Net cash from financing activities	(35.3)	19.6	(18.6)

Effect of exchange rates on cash and equivalents	(3.6)	1.8	(3.3)

Net change in cash and equivalents	(8.4)	(29.4)	25.5
Cash and equivalents at beginning of year	88.9	118.3	92.8

Cash and equivalents at end of year	$80.5	$88.9	$118.3

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Kelly Services, Inc. and Subsidiaries
1. Summary of Significant Accounting Policies
Nature of Operations Kelly Services, Inc. is a global workforce solutions provider operating throughout the world.
Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 2, 2011 (2010, which contained 52 weeks), January 3, 2010 (2009, which contained 53 weeks) and December 28, 2008 (2008, which contained 52 weeks). Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis.
Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Available-For-Sale Investment Available-for-sale investments are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value below cost judged to be other-than-temporary on such securities are included as a component of asset impairments expense in the consolidated statement of earnings. The fair values of available-for-sale investments are based on quoted market prices.
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
Advertising Expenses Advertising expenses from continuing operations, which are expensed as incurred and are included in SG&A expenses, were $7.0 million in 2010, $7.1 million in 2009 and $11.1 million in 2008.
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
Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Cost and estimated useful lives of property and equipment by function are as follows:

Category	2010	2009	Life
	(In millions of dollars)
Land	$3.8	$3.8	—
Work in process	7.0	8.2	—
Buildings and improvements	55.2	55.0	15 to 45 years
Computer hardware and software	183.4	181.0	3 to 12 years
Equipment, furniture and fixtures	33.9	36.9	5 years
Leasehold improvements	36.0	37.9	The lesser of the life of the lease or 5 years.

Total property and equipment	$319.3	$322.8

The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service and is included with computer hardware, software and other on the consolidated balance sheet. Depreciation expense from continuing operations was $31.3 million for 2010, $36.0 million for 2009 and $41.4 million for 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $10.2 million and $21.7 million at year-end 2010 and 2009, respectively.
Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $6.4 million and $6.3 million at year-end 2010 and 2009, respectively. Payroll taxes are recognized proportionately to direct wages for interim periods based on expected full-year amounts.
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
Earnings Per Share Restricted stock awards that entitle their holders to receive nonforfeitable dividends before vesting are considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under this method, earnings from continuing operations (or net earnings) is reduced by the amount of dividends declared, and the remaining undistributed earnings is allocated to common stock and participating securities based on the proportion of each class’s weighted average shares outstanding to the total weighted average shares outstanding. The calculation of diluted earnings per share includes the effect of potential common shares outstanding in the average weighted shares outstanding.
Workers’ Compensation The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. The Company regularly updates its estimates, and the ultimate cost of these claims may be greater than or less than the established accrual. During 2010, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense by $5.2 million. This compares to adjustments reducing prior year workers’ compensation claims by $2.8 million in 2009 and $12.7 million in 2008.
Reclassifications Certain prior year amounts have been reclassified to conform with the current presentation, including the reclassification of the year-to-date decrease in book overdrafts of $10.2 million in 2009 and increase of $9.8 million in 2008 from financing to operating activities in the statement of cash flows, and the reclassification of $3.2 million and $7.6 million in workers’ compensation receivables in 2009 from current accrued insurance and noncurrent accrued insurance, respectively, to other assets on the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
2. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities. As of January 2, 2011 and January 3, 2010, the carrying value of long-term debt (see Debt footnote), approximates the fair value. All long-term debt is classified as current as of January 2, 2011.
Assets Measured at Fair Value on a Recurring Basis
The following tables present the assets carried at fair value as of January 2, 2011 and January 3, 2010 on the consolidated balance sheet by fair value hierarchy level, as described below. The Company carried no liabilities at fair value as of January 2, 2011 and January 3, 2010.

	Fair Value Measurements on a Recurring Basis
	As of January 2, 2011
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.1	$4.1	$—	$—
Available-for-sale investment	27.8	27.8	—	—
Forward exchange contracts, net	0.7	—	0.7	—

Total assets at fair value	$32.6	$31.9	$0.7	$—

	Fair Value Measurements on a Recurring Basis
	As of January 3, 2010
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$1.0	$1.0	$—	$—
Available-for-sale investment	23.6	23.6	—	—

Total assets at fair value	$24.6	$24.6	$—	$—

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.
Money market funds as of January 2, 2011 represent investments in money market accounts, of which $2.9 million is included in cash and equivalents and $1.2 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds as of January 3, 2010 represent investments in money market accounts, all of which are restricted cash and are included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain of $1.0 million pretax and net of tax for the year ended January 2, 2011 and $1.6 million pretax and net of tax for the year ended January 3, 2010 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
2. Fair Value Measurements (continued)
During 2010, the Company entered into two forward foreign currency exchange contracts to offset the variability in exchange rates on its yen-denominated debt. These contracts, which are included on a net basis in prepaid expenses and other current assets on the consolidated balance sheet, are valued using market exchange rates and are not designated as hedging instruments. Accordingly, gains and losses resulting from recording the foreign exchange contracts at fair value are reported in other expense, net on the consolidated statement of earnings, and amounted to a gain of $1.6 million for the year ended January 2, 2011. At January 2, 2011, the Company had an open forward foreign currency exchange contract with an expiration date of less than one year to buy foreign currencies with a U.S. dollar equivalent of $6.1 million. The Company does not use financial instruments for trading or speculative purposes.
During 2008, the Company recorded in the asset impairments line of the consolidated statement of earnings an other-than-temporary impairment of $18.7 million related to the investment in Temp Holdings.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis, such as when there is evidence of impairment. In 2010, management assessed the viability of certain incomplete software projects in Europe and the U.S. Based on the estimated costs to complete, management terminated the projects and recorded impairment charges of $2.0 million. After the impairment charges, the remaining balance related to these software projects was zero, which represented the fair value at January 2, 2011.
Continuing operating losses in the Company’s OCG reporting unit were deemed to be a triggering event for purposes of assessing goodwill for impairment during the second quarter of 2010. Accordingly, we tested goodwill related to OCG and determined that OCG goodwill was not impaired. Additionally, we completed our annual impairment test for all reporting units in the fourth quarter for the year ended January 2, 2011 and determined that goodwill was not impaired. The estimated fair value of each reporting unit significantly exceeded its related carrying value.
Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Assumptions and estimates about future cash flows and discount rates are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and internal forecasts. Our revenue projections assumed a moderate recovery in the near term, followed by long-term modest growth.
In the second quarter of 2009, due to significantly worse than anticipated economic conditions and the impacts to our business, we revised our internal forecasts for all of our segments, which we deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, goodwill at all of our reporting units was tested for impairment in the second quarter of 2009. As a result, we recorded a goodwill impairment loss of $50.5 million, of which $16.4 million related to the Americas Commercial reporting unit, $22.0 million related to the EMEA PT reporting unit and $12.1 million related to the APAC Commercial reporting unit. The expense was recorded in the asset impairments line on the consolidated statement of earnings.
We evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, based on estimated undiscounted future cash flows. The Company’s estimates as of June 28, 2009 resulted in a $2.1 million reduction in the carrying value of long-lived assets and intangible assets in Japan. Additionally, the Company’s estimates as of September 27, 2009 resulted in a $0.5 million reduction in the carrying value of long-lived assets and intangible assets in Europe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
2. Fair Value Measurements (continued)
During 2008, we determined that the fair value of our EMEA Commercial reporting unit was less than its carrying value. As a result, we recognized a goodwill impairment loss of $50.4 million in the EMEA Commercial reporting unit during the fourth quarter of 2008. This expense was recorded in the asset impairments line on the consolidated statement of earnings. Additionally, the Company tested its long-lived assets in the U.K. for impairment as of December 28, 2008, resulting in an impairment charge of $11.4 million, which was recorded in the asset impairments line of the Company’s consolidated statement of earnings. The impairment primarily included computer software and leasehold improvements.
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
As of January 2, 2011, there are no remaining contingent earnout payments related to any acquisitions from previous years.
4. Restructuring
Restructuring costs incurred in 2010 totaled $7.2 million and primarily related to severance costs for the corporate headquarters and severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009. Restructuring costs totaled $29.9 million in 2009 and $6.5 million in 2008, and primarily related to global severance, lease terminations, asset write-offs and other miscellaneous costs incurred in connection with the reduction of approximately 1,900 permanent employees and the consolidation, sale or closure of approximately 240 branch locations. These costs were reported as a component of SG&A expenses. Total costs incurred since July 2008 for the restructuring program amounted to $43.6 million.
A summary of our balance sheet accrual related to the global restructuring costs follows (in millions of dollars):

Balance as of December 28, 2008	$4.1

Additions charged to operations	29.9
Noncash charges	(1.6)
Reductions for cash payments	(19.7)

Balance as of January 3, 2010	$12.7

Additions charged to operations	7.2
Noncash charges	(0.1)
Reductions for cash payments	(15.1)

Balance as of January 2, 2011	$4.7

The remaining balance of $4.7 million as of January 2, 2011 represents primarily severance and future lease payments and is expected to be paid by 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
5. Goodwill
There were no changes in the net carrying amount of goodwill for the fiscal year 2010. The changes in the net carrying amount of goodwill for the fiscal year 2009 were as follows:

	Goodwill, Net			Accumulated Impairment Losses
	Balance		Balance	Balance		Balance
	as of	Impairment	as of	as of	Impairment	as of
	Dec. 28, 2008	Losses	Jan. 3, 2010	Dec. 28, 2008	Losses	Jan. 3, 2010
	(In millions of dollars)			(In millions of dollars)
Americas
Americas Commercial	$16.4	$(16.4)	$—	$—	$(16.4)	$(16.4)
Americas PT	39.2	—	39.2	—	—	—

Total Americas	55.6	(16.4)	39.2	—	(16.4)	(16.4)

EMEA
EMEA Commercial	—	—	—	(50.4)	—	(50.4)
EMEA PT	22.0	(22.0)	—	—	(22.0)	(22.0)

Total EMEA	22.0	(22.0)	—	(50.4)	(22.0)	(72.4)

APAC
APAC Commercial	12.1	(12.1)	—	—	(12.1)	(12.1)
APAC PT	1.8	—	1.8	—	—	—

Total APAC	13.9	(12.1)	1.8	—	(12.1)	(12.1)

OCG	26.3	—	26.3	—	—	—

Consolidated Total	$117.8	$(50.5)	$67.3	$(50.4)	$(50.5)	$(100.9)

Goodwill excluding impairment losses as of January 2, 2011 and January 3, 2010 was $168.2 million.
6. Other Assets
Included in other assets are the following:

	2010	2009
	(In millions of dollars)
Deferred compensation plan (See Retirement Benefits footnote)	$87.8	$78.3
Available-for-sale investment (See Fair Value Measurements footnote)	27.8	23.6
Workers’ compensation receivable	14.3	10.8
Intangibles, net of accumulated amortization of $18.1 million and $15.3 million, respectively	9.1	13.0
Other	15.5	16.5

Other assets	$154.5	$142.2

Intangible amortization expense was $3.6 million, $4.9 million and $4.6 million in 2010, 2009 and 2008, respectively. Included in accumulated amortization as of year-end 2009 is $2.2 million related to the impairment of intangible assets in Japan and Europe.
Included in the Other line item is a $3.4 million note receivable from a staffing entity in Brazil. The terms of the note will allow us to convert the principal amount of the note into a 40% ownership interest in the entity. If we were to convert the note, we also have the right to exercise, for consideration, options to increase our interest in that entity to 51% or 100%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
7. Debt
Short-Term Debt
The Company has a $90 million revolving credit facility (“facility”) that is secured by the assets of the Company and has a three-year term, maturing on September 28, 2012. The facility allows for borrowings in various currencies, and is used to fund working capital, acquisitions and for general corporate purposes. The interest rate applicable to borrowings under the facility at year-end 2010 and 2009 was 310 basis points over the London InterBank Offering Rate (“LIBOR”) in addition to a 40 bps facility fee. LIBOR rates vary by currency. Borrowings under the facility were zero at year-end 2010, and $9.0 million at year-end 2009, which carried an interest rate of 5.35%. The facility contained financial covenants and certain restrictions, described below, all of which were met at January 2, 2011.
•	As long as any loan is outstanding under the facility, the Company must maintain a level of earnings before interest, taxes, depreciation, amortization and certain cash and non-cash charges that are non-recurring in nature (“EBITDA”) for the last twelve months of not less than negative $30 million as of the end of Q3 2009 and Q4 2009, negative $20 million as of the end of Q1 2010 and negative $7.5 million as of the end of Q2 2010. This covenant expired after Q2 2010.
•	The Company must not allow its ratio of EBITDA to interest expense (“Interest Coverage Ratio”) for the last twelve months to be below 1.5 to 1.0 as of the end of Q3 2010, 3.0 to 1.0 as of the end of Q4 2010, and 3.5 to 1.0 as of the end of Q1 2011 and thereafter.
•	The Company must keep its ratio of total indebtedness to the sum of net worth and total indebtedness below 0.4 to 1.0 at all times.
•	Dividends, stock buybacks and similar transactions are restricted when the Interest Coverage Ratio is less than 3.0 to 1.0. When the Interest Coverage Ratio is above 3.0 to 1.0, the Company may pay up to $20 million annually, and when the Interest Coverage Ratio is above 5.0 to 1.0, the Company may pay up to $30 million annually.
•	The Company must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.
On December 4, 2009, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”) entered into a Receivables Purchase Agreement to establish a 364-day, $100 million securitization facility (“Securitization Facility”). The Receivables Purchase Agreement will terminate in five years, after the date of the agreement, unless terminated earlier pursuant to its terms. Under the Securitization Facility, the Company will sell certain trade receivables and related rights (“Receivables”), on a revolving basis, to the Receivables Entity. The Receivables Entity may from time to time sell an undivided variable percentage ownership interest in the Receivables. The Securitization Facility also allows for the issuance of standby letters of credit (“SBLC”). The Securitization Facility contains a cross-default clause that could result in a termination of the facility if defaults occur under our other loan agreements. The Securitization Facility also contains certain restrictions based on the performance of the Receivables.
As of January 2, 2011, the Securitization Facility carried $17.0 million of short-term borrowings at a rate of 1.57%. As of January 3, 2010, the Securitization Facility carried $55.0 million of short-term borrowings at a rate of 1.87%. The cost of borrowings on this facility varies on a daily basis. At year-end 2010 and 2009, the Securitization Facility also contained $45.7 million and $44.3 million, respectively, of SBLCs related to workers’ compensation. The remaining capacity on the facility was $37.3 million at year-end 2010 and $0.7 million at year-end 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
7. Debt (continued)
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
The Company has additional uncommitted one-year local credit facilities that total $11.2 million as of January 2, 2011. Borrowings under these lines totaled $0.1 million and $1.0 million at year-end 2010 and 2009, respectively. The interest rate for these borrowings was 5.0% at January 2, 2011 and 2.2% at January 3, 2010.
Long-Term Debt
The Company has a three-year syndicated term loan facility comprised of 9.0 million euros and 5.0 million U.K. pounds, dated October 10, 2008 and maturing October 3, 2011. The facility was used to refinance short-term borrowings related to the Portugal and Toner Graham acquisitions. On September 28, 2009, the Company amended this term loan to conform to the pricing, terms, and conditions of the $90 million revolving credit facility. The maturity date of the term loan remained unchanged. As of year end, the loan bore interest at the LIBOR rate applicable to each currency plus a spread of 350 basis points. The entire principal amount is due upon maturity with interest payments due at intervals of one, two, three, or six months, as elected by the Company. The interest rate on the amount outstanding under the loan agreement varied by currency and ranged from 4.24% to 4.44% at the end of 2010 and 3.95% to 4.02% at the end of 2009. The U.S. dollar amount outstanding, which fluctuates based on foreign exchange rates, totaled approximately $19.7 million at January 2, 2011, all of which is classified as current, and $20.9 million at January 3, 2010.
In November, 2007, the Company entered into a five-year 5.5 billion yen-denominated loan agreement, the proceeds of which were used to repay all of the Company’s outstanding short-term yen-denominated borrowings. On September 28, 2009, the Company amended this term loan to conform to the pricing, terms, and conditions of the $90 million revolving credit facility. As of the 2010 and 2009 year end, the loan bore interest at JPY LIBOR plus 350 basis points. The interest rate on the outstanding debt was 3.70% at the end of 2010 and 4.03% at the end of 2009. As a result of the amendment, the Company is required to make principal payments equal to 12.5% of the original 5.5 billion yen-denominated loan balance, as well as the related interest payments, on November 17, 2009, May 13, 2010, November 13, 2010, May 13, 2011, and the remaining 50% due on October 3, 2011. The U.S. dollar amount outstanding, which fluctuates based on foreign exchange rates, totaled approximately $42.0 million at January 2, 2011, all of which is classified as current, and $51.2 million at January 3, 2010, of which $14.6 million was classified as current.
The Company’s long-term debt is secured by the general assets of the Company. All the long-term loans carry the same financial covenants and restrictions as described above for the $90 million revolving credit facility, all of which were met as of January 2, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
8. Retirement Benefits
The Company provides a qualified defined contribution plan covering substantially all U.S.-based full-time employees, except officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be funded annually. Discretionary contributions, which were suspended in 2008 and 2009, were reinstated in 2010. The plan also offers a savings feature with Company matching contributions. Company matching contributions were suspended as of October, 2009, and have been reinstated effective January, 2011. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
A nonqualified deferred compensation plan is provided for officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be made annually. Discretionary contributions, which were suspended in 2008 and 2009, were reinstated in 2010. This plan also includes provisions for salary deferrals and Company matching contributions. Company matching contributions were suspended as of February, 2009 and have been reinstated effective January, 2011.
The liability for the nonqualified plan was $88.0 million and $80.5 million as of year-end 2010 and 2009, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. The cost of participants’ earnings on this liability, which were charged to SG&A expenses, were $9.0 million in 2010 and $13.6 million in 2009, and losses of $25.3 million in 2008. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the non-qualified deferred compensation plan noted above, was $87.8 million and $78.3 million at year-end 2010 and 2009, respectively. These investments are included in other assets and are restricted for the use of funding this plan. Earnings on these assets, which were included in SG&A expenses, were $10.1 million in 2010 and $13.8 million in 2009, and losses of $24.3 million in 2008.
The net expense from continuing operations for retirement benefits for both the qualified and nonqualified deferred compensation plans totaled $0.6 million in 2010, $0.6 million in 2009 and $3.7 million in 2008.
In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans, as of January 2, 2011, were $11.9 million, $7.6 million and $4.3 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans, as of January 3, 2010, were $10.5 million, $6.9 million and $3.6 million, respectively. Total pension expense for these plans was $0.8 million, $1.0 million and $0.5 million in 2010, 2009 and 2008, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2011 are not significant.

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
On August 8, 2007, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding Class A common shares. In connection with this program, which expired in August, 2009, the Company repurchased a total of 2,116,570 shares for $42.7 million in the open market during 2007 and 2008.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income at year-end 2010 and 2009 were as follows:

	2010	2009
	(in millions of dollars)
Cumulative translation adjustments, net of tax benefit of $2.1 million in 2010 and $1.6 million in 2009	$28.9	$25.3

Unrealized gain on marketable securities	2.6	1.6

Pension liability, net of tax benefit of $0.2 million in 2010 and $0.5 million in 2009	(2.5)	(1.8)

	$29.0	$25.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
10. Earnings Per Share
The reconciliation of basic earnings per share on common stock for the year ended January 2, 2011 follows (in millions of dollars except per share data). Reconciliations for 2009 and 2008 are not applicable, since an allocation of the net loss in those years to participating securities would have an anti-dilutive effect on basic and diluted per share amounts.

2010

Net earnings	$26.1
Less: Earnings allocated to participating securities	(0.3)

Net earnings available to common shareholders	$25.8

Earnings per share on common stock:
Basic	$0.71
Diluted	0.71

Average common shares outstanding (millions)
Basic	36.1
Diluted	36.1
Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for 2010, 2009 and 2008. Stock options representing 0.7 million, 0.9 million and 1.1 million shares for 2010, 2009 and 2008, respectively, were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
11. Stock-Based Compensation
Under the Equity Incentive Plan (the “Plan”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock awards and performance awards to key employees utilizing the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at January 2, 2011 under the Equity Incentive Plan were 1,888,532. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.
In 2010, 2009 and 2008, the Company recognized stock-based compensation cost of $4.2 million, $6.0 million and $5.6 million, respectively, as well as related tax benefits of $1.6 million, $2.3 million and $2.2 million, respectively.
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
A summary of the status of nonvested restricted stock awards under the Plan as of the year ended January 2, 2011 and changes during this period is presented as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
Nonvested at January 3, 2010	519,070	$21.92
Granted	449,900	18.08
Vested	(226,640)	23.78
Forfeited	(33,925)	22.54

Nonvested at January 2, 2011	708,405	$18.85

As of January 2, 2011, unrecognized compensation cost related to unvested restricted shares totaled $11.0 million. The weighted average period over which this cost is expected to be recognized is approximately two years. The weighted average grant date fair value of restricted stock awards granted during 2010, 2009 and 2008 was $18.08, $12.82 and $20.61, respectively. The total fair market value of restricted shares vested during 2010, 2009 and 2008 was $3.4 million, $2.8 million and $3.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
11. Stock-Based Compensation (continued)
Stock Options
Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. No stock options were granted in 2010, 2009 and 2008.
A summary of the status of stock option grants under the Plan as of the year ended January 2, 2011 and changes during this period is presented as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 3, 2010	851,306	$25.09
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(206,270)	24.36

Outstanding at January 2, 2011	645,036	$25.32	2.29	$—

Options exercisable at January 2, 2011	645,036	$25.32	2.29	$—

The table above includes 55,500 of non-employee director shares outstanding at January 2, 2011.
As of January 2, 2011, there was no unrecognized compensation cost related to unvested stock options. No stock options were exercised in 2010, 2009 and 2008.
In 2010 and 2009, windfall tax benefits arising from stock-based compensation were insignificant. In 2008, windfall tax benefits totaled $0.1 million and were included in the “Sale of stock and other financing activities” component of net cash from financing activities in the consolidated statement of cash flows.
12. Other Expense, Net
Included in other expense, net are the following:

	2010	2009	2008
	(In millions of dollars)

Interest income	$0.8	$1.3	$3.8
Interest expense	(5.7)	(4.1)	(4.1)
Dividend income	0.4	0.6	0.7
Foreign exchange losses	(1.2)	(0.5)	(3.7)
Other	0.3	0.5	(0.1)

Other expense, net	$(5.4)	$(2.2)	$(3.4)

Dividend income includes dividends earned on the Company’s investment in Temp Holdings (see Fair Value Measurements footnote). Foreign exchange losses in 2008 related to yen-denominated net debt for the Temp Holdings investment and ruble-denominated intercompany balances in Russia.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
13. Income Taxes
Earnings (loss) from continuing operations before taxes for the years 2010, 2009 and 2008 were taxed under the following jurisdictions:

	2010	2009	2008
	(in million of dollars)

Domestic	$27.3	$(56.8)	$8.7
Foreign	5.4	(91.5)	(82.4)

Total	$32.7	$(148.3)	$(73.7)

The provision for income taxes from continuing operations was as follows:

	2010	2009	2008
	(in millions of dollars)
Current tax expense:
U.S. federal	$6.2	$(14.0)	$(6.9)
U.S. state and local	0.6	0.9	0.1
Foreign	9.1	0.9	8.2

Total current	15.9	(12.2)	1.4

Deferred tax expense:
U.S. federal	(11.3)	(21.6)	5.5
U.S. state and local	(0.3)	(3.3)	1.3
Foreign	2.3	(6.1)	(0.2)

Total deferred	(9.3)	(31.0)	6.6

Total provision	$6.6	$(43.2)	$8.0

Deferred taxes are comprised of the following:

	2010	2009
	(in millions of dollars)

Depreciation and amortization	$(5.0)	$(7.7)
Employee compensation and benefit plans	49.4	41.1
Workers’ compensation	26.9	25.7
Unrealized loss on securities	7.7	7.0
Loss carryforwards	41.0	45.8
Credit Carryforwards	39.5	36.2
Other, net	(4.8)	(1.2)
Valuation allowance	(52.5)	(52.7)

Net deferred tax assets	$102.2	$94.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
13. Income Taxes (continued)
The deferred tax balance is classified in the consolidated balance sheet as:

	2010	2009
	(in millions of dollars)

Current assets, deferred tax	$22.4	$21.0
Noncurrent deferred tax asset	84.0	77.5
Current liabilities, income and other taxes	(1.5)	(0.9)
Noncurrent liabilities, other long-term liabilities	(2.7)	(3.4)

	$102.2	$94.2

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2010	2009	2008
	(in millions of dollars)

Income tax based on statutory rate	$11.4	$(51.9)	$(25.8)
State income taxes, net of federal benefit	0.2	(1.6)	0.9
General business credits	(11.7)	(11.8)	(11.3)
Life insurance cash surrender value	(3.3)	(4.6)	8.7
Impairment	0.2	15.6	25.1
Restructuring	0.8	4.9	1.2
Foreign items	0.8	5.7	7.9
Foreign business taxes	4.5	0.4	1.3
Worthless stock benefit	(0.9)	(3.6)	—
Stock-based compensation	0.7	1.1	—
Change in deferred tax realizability	3.0	—	(0.7)
Other, net	0.9	2.6	0.7

Total	$6.6	$(43.2)	$8.0

General business credits primarily represent work opportunity credits in the United States. Foreign business taxes are taxes based on revenue less certain expenses and are classified as income taxes under ASC 740. The increase in 2010 is primarily due to the French business tax, which had been classified as a component of SG&A prior to 2010. The French government changed the business tax from an asset-based tax to an income-based tax, thereby requiring the classification of this tax as an income tax for 2010.
The Company has U.S. general business credit carryforwards of $37.8 million which expire from 2028 to 2030 and foreign tax credit carryforwards of $1.7 million which expire in 2019 and 2020. The net tax effect of foreign loss carryforwards at January 2, 2011 totaled $41.0 million which expire as follows (in millions of dollars):

Year	Amount

2011-2013	$0.9
2014-2016	3.1
2017-2020	2.8
No expiration	34.2

Total	$41.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
13. Income Taxes (continued)
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
Provision has not been made for U.S. or additional foreign income taxes on an estimated $26.2 million of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If such earnings were to be remitted, management believes that U.S. foreign tax credits would largely eliminate any such U.S. and foreign income taxes.
Deferred income taxes recorded in other comprehensive income include:

	2010	2009	2008
	(in millions of dollars)

Cumulative translation adjustments	$(0.3)	$(3.5)	$5.9
Pension liability	(0.3)	0.1	0.3

Total	$(0.6)	$(3.4)	$6.2

In the fourth quarter of 2009, an adjustment was made to deferred taxes to correct an immaterial error related to years prior to 2007. This caused the income tax benefit to be reduced by $1.7 million, and other comprehensive income to be reduced by $1.5 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(in millions of dollars)

Balance at beginning of the year	$6.8	$2.5	$3.7

Additions based on tax positions related to the current year	—	4.8	0.4
Additions for prior years’ tax positions	0.1	0.4	0.5
Reductions for prior years’ tax positions	(0.3)	(0.4)	(0.9)
Reductions for settlements	—	(0.2)	(0.9)
Reductions for expiration of statutes	(0.2)	(0.3)	(0.3)

Balance at end of the year	$6.4	$6.8	$2.5

If the $6.4 million in 2010, $6.8 million in 2009 and $2.5 million in 2008 of unrecognized tax benefits were recognized, they would have a favorable effect of $6.0 million in 2010, $6.2 million in 2009 and $2.0 million in 2008 on the effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
13. Income Taxes (continued)
The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized expense of $0.1 million in 2010 and a benefit of $0.2 million in 2009 and $0.5 million in 2008 for interest and penalties. At year end, accrued interest and penalties were $0.6 million in 2010 and $0.5 million in 2009.
The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2003.
The Company and its subsidiaries have various other income tax returns in the process of examination, administrative appeals or litigation. The unrecognized tax benefit and related interest and penalty balances include approximately $1.6 million for 2010 and $1.3 million for 2009 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.
14. Supplemental Cash Flow Information
Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2010, 2009 and 2008, respectively, were as follows:

	2010	2009	2008
	(in millions of dollars)

(Increase) decrease in trade accounts receivable	$(95.5)	$116.6	$28.9
Decrease (increase) in prepaid expenses and other current assets	25.0	(9.2)	(19.7)
Increase (decrease) in accounts payable and accrued liabilities	0.4	(59.0)	72.3
Increase (decrease) in accrued payroll and related taxes	36.0	(41.9)	(12.7)
Increase (decrease) in accrued insurance	7.0	4.5	(10.9)
Increase (decrease) in income and other taxes	9.4	(2.0)	(13.1)

Total changes in operating assets and liabilities	$(17.7)	$9.0	$44.8

The Company paid interest of $6.1 million, $4.2 million and $3.7 million in 2010, 2009 and 2008, respectively. The Company received a refund of income taxes of $7.8 million in 2010 and $9.4 million in 2009, and paid income taxes of $26.9 million in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
15. Commitments
The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of January 2, 2011 (in millions of dollars):

Fiscal year:
2011	$44.0
2012	31.6
2013	19.8
2014	8.6
2015	4.6
Later years	7.2

Total	$115.8

Lease expense from continuing operations for fiscal 2010, 2009 and 2008 amounted to $50.1 million, $56.8 million and $61.8 million, respectively.
In addition to operating lease agreements, the Company has entered into unconditional purchase obligations totaling $25.4 million. These obligations relate primarily to voice and data communications services which the Company expects to utilize generally within the next three fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
16. Contingencies
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
The Company is also involved in a number of other lawsuits arising in the ordinary course of its business, typically employment discrimination and wage and hour matters. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to inherent uncertainties and the Company is not at this time able to predict the outcome of these matters. It is reasonably possible that some matters could be decided unfavorably to the Company and, if so, could have a material adverse impact on our consolidated financial statements. During 2010 and 2009, the Company reassessed its potential exposure from pending litigation and established additional reserves of $3.5 million and $4.4 million, respectively. The accrual for litigation costs at year-end 2010 and 2009 amounted to $3.6 million and $2.3 million, respectively, and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
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
The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”), executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments based on a work effort, volume or, in the absence of an available measurement process, proportionately based on revenue from services. Included in Corporate is $0.5 million in 2010, $53.1 million in 2009 and $80.5 million in 2008 related to asset impairment charges (see Fair Value Measurements and Goodwill footnotes) and $5.3 million in 2009 and $22.5 million in 2008 related to litigation costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
17. Segment Disclosures (continued)
The following table presents information about the reported operating income of the Company for the fiscal years 2010, 2009 and 2008. Asset information by reportable segment is not reported, since the Company does not produce such information internally nor does it use such data to manage its business.

	2010	2009	2008
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$2,428.2	$1,980.3	$2,516.7
Americas PT	889.0	792.6	938.2

Total Americas Commercial and PT	3,317.2	2,772.9	3,454.9

EMEA Commercial	872.0	895.2	1,310.5
EMEA PT	147.6	141.9	172.5

Total EMEA Commercial and PT	1,019.6	1,037.1	1,483.0

APAC Commercial	355.3	284.9	336.0
APAC PT	32.5	25.4	34.3

Total APAC Commercial and PT	387.8	310.3	370.3

OCG	254.8	219.9	233.3

Less: Intersegment revenue	(29.1)	(25.4)	(24.2)

Consolidated Total	$4,950.3	$4,314.8	$5,517.3

Earnings (Loss) from Operations:
Americas Commercial	$79.3	$10.3	$69.9
Americas PT	46.3	23.2	48.4

Total Americas Commercial and PT	125.6	33.5	118.3

EMEA Commercial	6.3	(25.7)	(3.1)
EMEA PT	1.8	(2.8)	2.3

Total EMEA Commercial and PT	8.1	(28.5)	(0.8)

APAC Commercial	2.8	(4.6)	(0.3)
APAC PT	(3.1)	(1.5)	(0.5)

Total APAC Commercial and PT	(0.3)	(6.1)	(0.8)

OCG	(17.6)	(11.8)	2.9

Corporate	(77.7)	(133.2)	(189.9)

Consolidated Total	$38.1	$(146.1)	$(70.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
17. Segment Disclosures (continued)
A summary of revenue from services by geographic area for 2010, 2009 and 2008 follows:

	2010	2009	2008
	(In millions of dollars)
Revenue From Services:
Domestic	$3,121.9	$2,634.3	$3,237.1
International	1,828.4	1,680.5	2,280.2

Total	$4,950.3	$4,314.8	$5,517.3

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue was material to the consolidated revenues of the Company.
A summary of long-lived assets information by geographic area as of the years ended 2010 and 2009 follows:

	2010	2009
	(In millions of dollars)
Long-Lived Assets:
Domestic	$90.6	$110.5
International	22.4	29.6

Total	$113.0	$140.1

Long-lived assets include primarily property and equipment and intangible assets. No single foreign country’s long-lived assets were material to the consolidated long-lived assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,130.4	$1,209.4	$1,284.7	$1,325.8	$4,950.3
Gross profit	180.0	190.9	207.2	216.4	794.5
SG&A expenses	181.6	180.9	192.9	199.0	754.4
Restructuring charges (included in SG&A)	4.4	—	2.8	—	7.2
Asset impairments	—	1.5	—	0.5	2.0
(Loss) earnings from continuing operations	(2.0)	3.9	9.6	14.6	26.1
Earnings from discontinued operations, net of tax	—	—	—	—	—
Net (loss) earnings	(2.0)	3.9	9.6	14.6	26.1
Basic (loss) earnings per share (1)
(Loss) earnings from continuing operations	(0.06)	0.11	0.26	0.39	0.71
Earnings from discontinued operations	—	—	—	—	—
Net (loss) earnings	(0.06)	0.11	0.26	0.39	0.71
Diluted (loss) earnings per share (1)
(Loss) earnings from continuing operations	(0.06)	0.11	0.26	0.39	0.71
Earnings from discontinued operations	—	—	—	—	—
Net (loss) earnings	(0.06)	0.11	0.26	0.39	0.71
Dividends per share	—	—	—	—	—

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,042.6	$1,028.9	$1,049.2	$1,194.1	$4,314.8
Gross profit	175.5	171.7	166.2	188.3	701.7
SG&A expenses	206.1	193.6	193.7	201.3	794.7
Restructuring charges (included in SG&A)	7.2	4.7	4.6	13.4	29.9
Asset impairments	—	52.6	0.5	—	53.1
Loss from continuing operations	(16.1)	(66.0)	(14.8)	(8.2)	(105.1)
Earnings from discontinued operations, net of tax	0.6	—	—	—	0.6
Net loss	(15.5)	(66.0)	(14.8)	(8.2)	(104.5)
Basic (loss) earnings per share (1)
Loss from continuing operations	(0.46)	(1.89)	(0.43)	(0.23)	(3.01)
Earnings from discontinued operations	0.02	—	—	—	0.02
Net loss	(0.45)	(1.89)	(0.43)	(0.23)	(3.00)
Diluted (loss) earnings per share (1)
Loss from continuing operations	(0.46)	(1.89)	(0.43)	(0.23)	(3.01)
Earnings from discontinued operations	0.02	—	—	—	0.02
Net loss	(0.45)	(1.89)	(0.43)	(0.23)	(3.00)
Dividends per share	—	—	—	—	—

(1)	Earnings (loss) per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

SCHEDULE II — VALUATION RESERVES
Kelly Services, Inc. and Subsidiaries
January 2, 2011
(In millions of dollars)

		Additions
	Balance at	Charged to	Charged to	Currency	Deductions	Balance
	beginning	costs and	other	exchange	from	at end
	of year	expenses	accounts *	effects	reserves	of year
Description

Fiscal year ended January 2, 2011:

Reserve deducted in the balance sheet from the assets to which it applies —

Allowance for doubtful accounts	$15.0	2.1	—	(0.2)	(4.6)	$12.3

Deferred tax assets valuation allowance	$52.7	6.1	—	(1.0)	(5.3)	$52.5

Fiscal year ended January 3, 2010:

Reserve deducted in the balance sheet from the assets to which it applies —

Allowance for doubtful accounts	$17.0	2.2	—	0.6	(4.8)	$15.0

Deferred tax assets valuation allowance	$44.2	7.5	—	2.3	(1.3)	$52.7

Fiscal year ended December 28, 2008:

Reserve deducted in the balance sheet from the assets to which it applies —

Allowance for doubtful accounts	$18.2	6.7	0.9	(1.4)	(7.4)	$17.0

Deferred tax assets valuation allowance	$28.7	24.9	—	(6.2)	(3.2)	$44.2

*	Allowance of companies acquired.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description	Document

3.1	Restated Certificate of Incorporation, effective May 6, 2009 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 8, 2009 which is incorporated herein by reference).

3.2	By-laws, effective May 6, 2009 (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2009, which is incorporated herein by reference).

10.1
Short-Term Incentive Plan, as amended and restated on March 23, 1998 and further amended on February 6, 2003 and November 8, 2007 (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on November 14, 2007, which is incorporated herein by reference).

10.2	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on May 14, 2010, which is incorporated herein by reference).

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

10.10
Form of Amendment to 1999 Non-Employee Directors Stock Option Plan (Reference is made to Exhibit 10.4 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.12	2008 Management Retirement Plan (Reference is made to Exhibit 10.12 to the Form 8-K filed with the Commission on November 14, 2007, which is incorporated herein by reference).

10.14	Pledge and Security Agreement, dated September 28, 2009 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on September 29, 2009, which is incorporated herein by reference).

10.15	Receivables Purchase Agreement, dated December 4, 2009 (Reference is made to Exhibit 10.17 to the Form 8-K filed with the Commission on December 9, 2009, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, adopted February 9, 2004, as amended on November 9, 2010.	2

21	Subsidiaries of Registrant.	3

23	Consent of Independent Registered Public Accounting Firm.	4

24	Power of Attorney.	5

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	6

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).	7

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	9