Form 10-Q
period 2011-04-03
KELLY SERVICES INC
filed 2011-05-11
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
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
Yes ☐ No ☑
At April 29, 2011, 33,254,186 shares of Class A and 3,459,985 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	April 3, 2011	April 4, 2010
Revenue from services	$1,339.1	$1,130.4

Cost of services	1,125.4	950.4

Gross profit	213.7	180.0

Selling, general and administrative expenses	212.1	181.6

Earnings (loss) from operations	1.6	(1.6)

Other expense, net	(0.4)	(1.1)

Earnings (loss) before taxes	1.2	(2.7)

Income taxes	0.1	(0.7)

Net earnings (loss)	$1.1	$(2.0)

Earnings (loss) per share:
Basic	$0.03	$(0.06)
Diluted	$0.03	$(0.06)

Average shares outstanding (millions):
Basic	36.7	35.0
Diluted	36.7	35.0
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	April 3, 2011	January 2, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$59.8	$80.5
Trade accounts receivable, less allowances of $13.2 and $12.3, respectively	875.8	810.9
Prepaid expenses and other current assets	68.4	44.8
Deferred taxes	17.4	22.4

Total current assets	1,021.4	958.6

PROPERTY AND EQUIPMENT:
Property and equipment	323.5	319.3
Accumulated depreciation	(224.0)	(215.3)

Net property and equipment	99.5	104.0

NONCURRENT DEFERRED TAXES	83.9	84.0

GOODWILL, NET	67.3	67.3

OTHER ASSETS	154.9	154.5

TOTAL ASSETS	$1,427.0	$1,368.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$65.4	$78.8
Accounts payable and accrued liabilities	207.3	181.6
Accrued payroll and related taxes	270.9	243.3
Accrued insurance	31.5	31.3
Income and other taxes	61.7	56.0

Total current liabilities	636.8	591.0

NONCURRENT LIABILITIES:
Accrued insurance	54.1	53.6
Accrued retirement benefits	90.2	85.4
Other long-term liabilities	14.2	14.6

Total noncurrent liabilities	158.5	153.6

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2011 and 2010	36.6	36.6
Class B common stock, shares issued 3.5 million at 2011 and 2010	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.4 million shares at 2011 and 2010	(70.2)	(70.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	29.3	28.0
Earnings invested in the business	598.7	597.6
Accumulated other comprehensive income	34.4	29.0

Total stockholders’ equity	631.7	623.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,427.0	$1,368.4

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—

Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—

Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(70.3)	(106.6)
Exercise of stock options, restricted stock awards and other	0.1	0.5

Balance at end of period	(70.2)	(106.1)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—

Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	28.0	36.9
Exercise of stock options, restricted stock awards and other	1.3	0.5

Balance at end of period	29.3	37.4

Earnings Invested in the Business
Balance at beginning of period	597.6	571.5
Net earnings (loss)	1.1	(2.0)

Balance at end of period	598.7	569.5

Accumulated Other Comprehensive Income
Balance at beginning of period	29.0	25.1
Foreign currency translation adjustments, net of tax	6.0	(1.3)
Unrealized (losses) gains on investments, net of tax	(0.6)	1.7

Balance at end of period	34.4	25.5

Stockholders’ Equity at end of period	$631.7	$565.8

Comprehensive Income
Net earnings (loss)	$1.1	$(2.0)
Foreign currency translation adjustments, net of tax	6.0	(1.3)
Unrealized (losses) gains on investments, net of tax	(0.6)	1.7

Comprehensive Income	$6.5	$(1.6)

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 3,	April 4,
	2011	2010

Cash flows from operating activities:
Net earnings (loss)	$1.1	$(2.0)
Noncash adjustments:
Depreciation and amortization	8.3	9.1
Provision for bad debts	1.2	0.1
Stock-based compensation	1.4	1.1
Other, net	(0.1)	0.2
Changes in operating assets and liabilities	(16.9)	(27.4)

Net cash from operating activities	(5.0)	(18.9)

Cash flows from investing activities:
Capital expenditures	(2.5)	(1.4)
Other investing activities	—	0.1

Net cash from investing activities	(2.5)	(1.3)

Cash flows from financing activities:
Net change in short-term borrowings	48.3	(11.2)
Repayment of debt	(62.9)	—
Other financing activities	(1.0)	—

Net cash from financing activities	(15.6)	(11.2)

Effect of exchange rates on cash and equivalents	2.4	(1.8)

Net change in cash and equivalents	(20.7)	(33.2)
Cash and equivalents at beginning of period	80.5	88.9

Cash and equivalents at end of period	$59.8	$55.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2011 (the 2010 consolidated financial statements).
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
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of April 3, 2011 and January 2, 2011 on the consolidated balance sheet by fair value hierarchy level, as described below.

	Fair Value Measurements on a Recurring Basis
	As of April 3, 2011
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$1.2	$1.2	$—	$—
Available-for-sale investment	26.4	26.4	—
Forward exchange contracts	0.7	—	0.7	—

Total assets at fair value	$28.3	$27.6	$0.7	$—

	Fair Value Measurements on a Recurring Basis
	As of January 2, 2011
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.1	$4.1	$—	$—
Available-for-sale investment	27.8	27.8	—	—
Forward exchange contracts	0.7	—	0.7	—

Total assets at fair value	$32.6	$31.9	$0.7	$—

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
Money market funds as of April 3, 2011 represent investments in money market accounts, all of which is restricted cash that is included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds as of January 2, 2011 represent investments in money market accounts, of which $2.9 million is included in cash and equivalents and $1.2 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss of $0.6 million for the quarter ended April 3, 2011 and unrealized gain of $1.7 million for the quarter ended April 4, 2010 was recorded in other comprehensive income, a component of stockholders’ equity.
During the second quarter of 2010, the Company entered into two forward foreign currency exchange contracts to offset the variability in exchange rates on its yen-denominated debt. One contract matures on May 13, 2011 and the other contract matured November 2010. During the first quarter of 2011, the yen-denominated debt was paid in full. As a result, the Company entered into an additional forward foreign currency exchange contract during the first quarter of 2011 to offset the remaining open contract that was purchased during 2010.
These contracts, which are included in prepaid expenses and other current assets on the consolidated balance sheet, are valued using market exchange rates and are not designated as hedging instruments. Accordingly, gains and losses resulting from recording the foreign exchange contracts at fair value are reported in other expense, net on the consolidated statement of earnings, and amounted to a slight gain for the quarter ended April 3, 2011. At April 3, 2011, the Company had the two aforementioned open forward foreign currency exchange contracts with expiration dates of less than one year, one to buy Japanese yen with a U.S. dollar equivalent of $6.1 million, and one to sell Japanese yen with a U.S. dollar equivalent of $6.8 million. The Company does not use financial instruments for trading or speculative purposes.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
3. Restructuring
Restructuring costs incurred in the first quarter of 2010 totaled $4.4 million, and primarily related to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters. Restructuring costs incurred in the first quarter of 2011 totaled $4.0 million and primarily relate to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years. These costs were reported as a component of SG&A expenses. Total costs incurred since July 2008 for our restructuring efforts amounted to $47.6 million.
A summary of the balance sheet accrual related to the global restructuring costs follows (in millions of dollars):

Balance at beginning of year	$4.7

Additions charged to operations	4.0
Reductions for cash payments	(1.1)

Balance at April 3, 2011	$7.6

The remaining balance of $7.6 million as of April 3, 2011 represents primarily future lease payments and is expected to be paid by 2018. On a quarterly basis, the Company reassesses the accrual associated with restructuring costs and adjusts it as necessary.
4. Debt
On March 31, 2011, the Company entered into an agreement with its lenders to amend and restate its existing $90 million, three-year revolving credit facility (the “Facility”). The amendment increased the capacity of the Facility to $150 million, and the term of the Facility was extended to March 31, 2016 from September 28, 2012. The Facility allows for borrowings in various currencies and is used to fund working capital, acquisitions, and general corporate needs.
The interest rate applicable to borrowings under the Facility at April 3, 2011 was 200 basis points over the London InterBank Offering Rate (“LIBOR”) in addition to a facility fee of 25 basis points. LIBOR rates vary by currency. The Company may also borrow using rates based on the Prime Rate; these loans have shorter notice periods and interest periods. At April 3, 2011, the prime-rate based loans were available to the Company at the Prime Rate plus 100 basis points and a facility fee of 25 basis points.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4. Debt (continued)
At April 3, 2011, borrowings under the Facility were $16.4 million, with an interest rate of 4.25%, and the Facility had a remaining capacity of $133.6 million. Certain of the Facility’s financial covenants and restrictions were amended and are described below:
•	The Company must not allow its ratio of earnings before interest, taxes, depreciation, amortization and certain cash and non-cash charges that are non-recurring in nature (“EBITDA”) to interest expense (“Interest Coverage Ratio”) for the last twelve months to be below 4.0 to 1.0 as of the end of any fiscal quarter ending prior to Q4 2012 and 5.0 to 1.0 thereafter.
•	The Company must keep its ratio of total indebtedness to the sum of net worth and total indebtedness below 0.4 to 1.0 at all times.
•	Dividends, stock buybacks and similar transactions are limited based on the Interest Coverage Ratio. When the Interest Coverage Ratio is below 5.0 to 1.0, the Company may pay up to $20 million in aggregate over the four most recent fiscal quarters including the current quarter; when the Interest Coverage Ratio is above 5.0 to 1.0, the Company may pay up to $30 million in aggregate over the four most recent fiscal quarters including the current quarter.
•	The Company must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.
At January 2, 2011, there were no borrowings under the Facility.
On March 31, 2011, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to the $100 million securitization facility (“Securitization Facility”). The amendment (i) extended the term of the Securitization Facility from 364 days to three years, (ii) reduced borrowing costs, and (iii) increased the capacity from $100 to $150 million. The Receivables Purchase Agreement will terminate December 4, 2014, unless terminated earlier pursuant to its terms.
Under the Securitization Facility, the Company will sell certain trade receivables and related rights (“Receivables”), on a revolving basis, to the Receivables Entity. The Receivables Entity may from time to time sell an undivided variable percentage ownership interest in the Receivables. The Securitization Facility also allows for the issuance of standby letters of credit (“SBLC”). The Securitization Facility contains a cross-default clause that could result in termination if defaults occur under our other loan agreements. The Securitization Facility also contains certain restrictions based on the performance of the Receivables.
As of April 3, 2011, the Securitization Facility carried $49.0 million of short-term borrowings at a rate of 1.46% and $50.6 million of SBLCs related to workers’ compensation. The interest rate applicable to borrowings under the Securitization Facility at April 3, 2011 was 55 basis points over the cost of commercial paper, in addition to a facility fee of 60 basis points. The cost of borrowings on this facility varies on a daily basis, along with the cost of commercial paper. The remaining capacity on the Facility was $50.4 million at April 3, 2011. As of January 2, 2011, the Securitization Facility carried $17.0 million of short-term borrowings at a rate of 1.57%, SBLCs related to workers’ compensation of $45.7 million and remaining capacity of $37.3 million.

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
The Company had a three-year syndicated term loan facility comprised of 9 million euros and 5 million U.K. pounds, and a five-year, 6 billion yen-denominated loan agreement, all of which had a maturity date of October 3, 2011. On March 22, 2011, the Company fully paid the euro and U.K. pound loans. On March 24, 2011, the Company also fully paid the yen loan using borrowings from the revolving credit facility and Securitization Facility.
As of January 2, 2011, the U.S. dollar amount outstanding on the euro and U.K. pound facility, which fluctuated based on foreign exchange rates, totaled approximately $19.7 million, all of which was classified as current, and carried an interest rate which ranged from 4.24% to 4.44%. As of January 2, 2011, the U.S. dollar amount outstanding on the yen-denominated loan balance, which also fluctuated based on foreign exchange rates, totaled approximately $42.0 million, all of which was classified as current, and carried an interest rate of 3.7%.
5. Earnings Per Share
The reconciliation of basic earnings per share on common stock for the quarter ended April 3, 2011 follows (in millions of dollars except per share data). A reconciliation for the quarter ended April 4, 2010 is not applicable, since an allocation of the net loss in that period to participating securities would have had an anti-dilutive effect on basic and diluted per share amounts.

13 Weeks Ended
2011

Net earnings	$1.1
Less: Earnings allocated to participating securities	—

Net earnings available to common shareholders	$1.1

Earnings per share on common stock:
Basic	$0.03
Diluted	$0.03

Average common shares outstanding (millions)
Basic	36.7
Diluted	36.7
Stock options representing 0.6 million and 0.8 million shares, respectively, for the 13 weeks ended April 3, 2011 and April 4, 2010 were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
6. Other Expense, Net
Included in other expense, net are the following:

	13 Weeks Ended
	2011	2010
	(In millions of dollars)

Interest income	$0.3	$0.2
Interest expense	(1.1)	(1.5)
Foreign exchange gains	0.4	0.2

Other expense, net	$(0.4)	$(1.1)

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
The Fuller matter involves claims relating to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and to alleged technical violations of a state law governing the content of employee pay stubs. On April 30, 2007, the Court in the Fuller case certified both plaintiff classes involved in the suit. In the third quarter of 2008, Kelly was granted a hearing date for its motions related to summary judgment on both certified claims. On March 13, 2009, the Court granted Kelly’s motion for decertification of the classes. Plaintiffs filed a petition for review on April 3, 2009 requesting the decertification ruling be overturned. Plaintiffs’ request was granted on May 17, 2010 and the suit was recertified as a class action. The Sullivan matter relates to claims by temporary workers for compensation while interviewing for assignments. On April 27, 2010, the Court in the Sullivan matter certified the lawsuit as a class action. The parties have submitted a proposed settlement to the Court for final approval.
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
The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”), executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments based on a work effort, volume or, in the absence of a readily available measurement process, proportionately based on revenue from services.
The following table presents information about the reported revenue from services and earnings from operations of the Company for the 13 weeks ended April 3, 2011 and April 4, 2010. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Segment Disclosures (continued)

	13 Weeks Ended
	2011	2010
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$653.3	$547.7
Americas PT	240.6	205.6

Total Americas Commercial and PT	893.9	753.3

EMEA Commercial	231.5	204.9
EMEA PT	41.4	34.9

Total EMEA Commercial and PT	272.9	239.8

APAC Commercial	99.7	80.9
APAC PT	11.5	7.6

Total APAC Commercial and PT	111.2	88.5

OCG	68.2	55.3

Less: Intersegment revenue	(7.1)	(6.5)

Consolidated Total	$1,339.1	$1,130.4

Earnings (Loss) from Operations:
Americas Commercial	$16.7	$13.1
Americas PT	8.5	8.5

Total Americas Commercial and PT	25.2	21.6

EMEA Commercial	(2.0)	(2.3)
EMEA PT	0.3	(0.1)

Total EMEA Commercial and PT	(1.7)	(2.4)

APAC Commercial	0.2	1.0
APAC PT	(0.7)	(1.0)

Total APAC Commercial and PT	(0.5)	—

OCG	(2.4)	(4.5)

Corporate	(19.0)	(16.3)

Consolidated Total	$1.6	$(1.6)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
The U.S. and global economic recovery that began in 2010 followed a sustainable growth path during the first quarter of 2011. Labor market trends improved, continuing to favor the staffing industry. In March, the U.S. temporary employment penetration rate increased to 1.73%, the highest level in over 2 1/2 years. In addition, more than 50,000 temporary jobs were added in the first quarter of 2011.
For Kelly, the first quarter is traditionally the most challenging, due to seasonal employment trends. In the first quarter:
•	We experienced strong double-digit top line revenue growth year-over-year in all business segments.
•	Compared to the first quarter of 2010, the gross profit held steady at 16.0%.
•	Diluted earnings per share totaled $0.03, compared to a diluted loss per share of $0.06 last year.
•	Our performance, however, was dampened by greater-than-expected expense growth.
During the last several years, we refined our strategic focus by adjusting our geographic footprint, streamlining our operations and reducing expenses through restructuring actions. As 2011 progresses, we are committed to executing this business strategy. Recognizing that the pace of economic growth and demand for labor will impact our efforts, we remain focused on growing higher-margin PT staffing, expanding fee-based business and delivering customer-focused workforce solutions.
Results of Operations
First Quarter

	Total Company — First Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from Services	$1,339.1	$1,130.4	18.5%		16.7%
Fee-based income	31.8	23.7	34.3		29.9
Gross profit	213.7	180.0	18.7		16.8
SG&A expenses excluding restructuring charges	208.1	177.2	17.4
Restructuring charges	4.0	4.4	(10.3)
Total SG&A expenses	212.1	181.6	16.8		14.6
Earnings from Operations	1.6	(1.6)	NM

Gross profit rate	16.0%	15.9%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.5	15.7	(0.2)
% of gross profit	97.4	98.4	(1.0)
Operating margin	0.1	(0.1)	0.2
The year-over-year change in revenue for the first quarter resulted primarily from a 16% increase in hours worked. On a constant currency basis, revenue for the quarter increased in all business segments.

Compared to the first quarter of 2010, the gross profit rate improved slightly. Selling, general and administrative (“SG&A”) expenses increased year over year due primarily to hiring of full-time employees and increased incentive compensation. Included in SG&A expenses are pretax charges for restructuring costs of $4.0 million in the first quarter of 2011 and $4.4 million in the first quarter of 2010. Restructuring costs incurred in the first quarter of 2010 primarily related to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters. Restructuring costs incurred in the first quarter of 2011 primarily relate to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years.
Income tax expense for the first quarter of 2011 was $0.1 million, compared to a benefit of $0.7 million for the first quarter of 2010. Relatively low income levels, as well as tax credits, contributed to the low tax rate for the first quarter of 2011. The 2011 expense includes the favorable impact of the HIRE Act retention credit. The Hiring Incentives to Restore Employment (“HIRE”) Act allows employers to receive an income tax credit for hiring and retaining previously unemployed individuals. This income tax credit is available only in 2011, and is in addition to the HIRE Act payroll tax benefits generated in 2010.
Diluted earnings per share for the first quarter of 2011 were $0.03, as compared to a diluted loss of $0.06 for the first quarter of 2010.
Americas Commercial

	First Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from Services	$653.3	$547.7	19.3%		18.5%
Fee-based income	2.8	2.1	34.2		32.6
Gross profit	92.5	78.5	17.8		17.1
SG&A expenses excluding restructuring charges	75.8	65.1	16.6
Restructuring charges	—	0.3	(100.0)
Total SG&A expenses	75.8	65.4	16.0		15.4
Earnings from Operations	16.7	13.1	26.8

Gross profit rate	14.2%	14.3%	(0.1	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.6	11.9	(0.3)
% of gross profit	82.0	82.8	(0.8)
Operating margin	2.6	2.4	0.2
The change in Americas Commercial revenue from services reflected a 20% increase in hours, partially offset by a 1% decrease in average billing rates on a constant currency basis. Americas Commercial represented 49% of total Company revenue in the first quarter of both 2011 and 2010.
SG&A expenses increased due to hiring of employees and increased performance-based compensation.

Americas PT

	First Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from Services	$240.6	$205.6	17.0%		16.9%
Fee-based income	2.8	2.3	21.2		21.0
Gross profit	36.1	31.5	14.5		14.4
SG&A expenses	27.6	23.0	19.8		19.7
Earnings from Operations	8.5	8.5	0.2

Gross profit rate	15.0%	15.3%	(0.3	)pts.
Expense rates:
% of revenue	11.5	11.2	0.3
% of gross profit	76.4	73.0	3.4
Operating margin	3.5	4.1	(0.6)
The change in Americas PT revenue from services reflected an increase in hours worked of 15%, combined with an increase in average billing rates of 2% on a constant currency basis. Americas PT revenue represented 18% of total Company revenue in the first quarter of both 2011 and 2010.
The Americas PT gross profit rate decreased primarily due to mix, as we continue to experience stronger growth in the lower-margin PT businesses. The increase in SG&A expenses was primarily due to hiring of recruiters, higher salaries and performance-based compensation in support of our PT expansion efforts.
EMEA Commercial

	First Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from Services	$231.5	$204.9	13.0%		10.1%
Fee-based income	5.8	4.8	19.4		16.1
Gross profit	37.3	32.8	13.7		10.8
SG&A expenses excluding restructuring charges	35.3	32.4	9.0
Restructuring charges	4.0	2.7	47.9
Total SG&A expenses	39.3	35.1	12.0		8.1
Earnings from Operations	(2.0)	(2.3)	13.1

Gross profit rate	16.1%	16.0%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.2	15.8	(0.6)
% of gross profit	94.6	98.7	(4.1)
Operating margin	(0.8)	(1.1)	0.3
The change in revenue from services in EMEA Commercial resulted from a 6% increase in average hourly bill rates on a constant currency basis, combined with a 4% increase in hours worked. EMEA Commercial revenue represented 17% of total Company revenue in the first quarter of 2011 and 18% in the first quarter of 2010.
The change in the gross profit rate is primarily due to higher fee-based income. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates. The increase in SG&A expenses was due to increased hiring of full-time employees in specific countries with identified high-growth potential.

EMEA PT

	First Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from Services	$41.4	$34.9	18.6%		16.3%
Fee-based income	4.4	3.7	18.5		15.7
Gross profit	11.0	9.4	16.6		14.4
SG&A expenses	10.7	9.5	12.4		9.0
Earnings from Operations	0.3	(0.1)	NM

Gross profit rate	26.6%	27.1%	(0.5	)pts.
Expense rates:
% of revenue	25.9	27.3	(1.4)
% of gross profit	97.3	101.0	(3.7)
Operating margin	0.7	(0.3)	1.0
The change in revenue from services in EMEA PT resulted from a 14% increase in hours worked, combined with a 2% increase in average hourly bill rates on a constant currency basis. EMEA PT revenue represented 3% of total Company revenue in the first quarter of both 2011 and 2010.
The change in the EMEA PT gross profit rate was primarily due to decreases in temporary margins as a result of unfavorable country and customer mix. SG&A expenses increased, due to hiring of full-time employees and investments in additional branches in Russia and Germany.

APAC Commercial

	First Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from Services	$99.7	$80.9	23.2%		13.5%
Fee-based income	3.5	2.8	26.6		16.4
Gross profit	13.5	11.4	18.7		8.8
SG&A expenses excluding restructuring charges	13.3	9.9	35.1
Restructuring charges	—	0.5	(100.0)
Total SG&A expenses	13.3	10.4	28.1		17.7
Earnings from Operations	0.2	1.0	(82.8)

Gross profit rate	13.6%	14.1%	(0.5	) pts.
Expense rates (excluding restructuring charges):
% of revenue	13.4	12.2	1.2
% of gross profit	98.8	86.8	12.0
Operating margin	0.2	1.2	(1.0)
The change in revenue from services in APAC Commercial resulted from an increase in temporary sales growth in Australia, Singapore and Malaysia. APAC Commercial revenue represented 7% of total Company revenue in the first quarter of both 2011 and 2010.
The decrease in the APAC Commercial gross profit rate was primarily due to a decline in temporary gross profit rates due to changes in business mix related to growth in lower margin key accounts. SG&A expenses increased, primarily due to higher salaries and related costs from the investment in additional full-time employees across the region.
APAC PT

	First Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from Services	$11.5	$7.6	50.6%		40.6%
Fee-based income	3.8	1.9	104.0		90.0
Gross profit	5.0	2.8	79.4		66.8
SG&A expenses	5.7	3.8	52.9		42.2
Earnings from Operations	(0.7)	(1.0)	25.6

Gross profit rate	43.7%	36.7%	7.0	pts.
Expense rates:
% of revenue	49.8	49.1	0.7
% of gross profit	114.0	133.8	(19.8)
Operating margin	(6.1)	(12.4)	6.3
The change in revenue from services in APAC PT resulted from an increase in fee-based income. APAC PT revenue represented 1% of total Company revenue in the first quarter of both 2011 and 2010.
The change in the APAC PT gross profit rate was due primarily to increases in fee-based income. SG&A expenses increased, due to hiring of permanent placement recruiters and increases in incentive-based compensation.

OCG

	First Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from Services	$68.2	$55.3	23.4%		22.7%
Fee-based income	8.7	6.1	42.6		39.6
Gross profit	18.9	14.0	35.5		33.9
SG&A expenses excluding restructuring charges	21.3	18.4	15.4
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	21.3	18.5	14.9		13.0
Earnings from Operations	(2.4)	(4.5)	48.0

Gross profit rate	27.7%	25.3%	2.4	pts.
Expense rates (excluding restructuring charges):
% of revenue	31.2	33.4	(2.2)
% of gross profit	112.5	132.1	(19.6)
Operating margin	(3.5)	(8.2)	4.7
Revenue from services in the OCG segment for the first quarter of 2011 increased in the Americas, EMEA and APAC regions, due primarily to growth in our RPO and CWO practices. OCG revenue represented 5% of total Company revenue in the first quarter of both 2011 and 2010.
The OCG gross profit rate increased primarily due to increased volume mix in the RPO and CWO practice areas, as well as increases in absolute gross profit rates in the RPO practice area. The increase in SG&A expenses is primarily the result of support costs associated with customer programs in our RPO and CWO practice areas.
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
Cash and Equivalents
Cash and equivalents totaled $60 million at the end of the first quarter of 2011, a decrease of $21 million from the $81 million at year-end 2010. As further described below, we used $5 million of cash in operating activities, $3 million of cash in investing activities and $16 million of cash in financing activities.
Operating Activities
In the first quarter of 2011, we used $5 million of cash for operating activities, as compared to using $19 million in the first quarter of 2010. The decreased use of cash was due to working capital requirements increasing less in the first quarter of 2011 as compared to the first quarter of 2010.
Trade accounts receivable totaled $876 million at the end of the first quarter of 2011. Global days sales outstanding were 52 days at the end of the first quarter of 2011 and 51 days at the end of the first quarter of 2010.
Our working capital position was $385 million at the end of the first quarter of 2011, an increase of $17 million from year-end 2010. The current ratio was 1.6 at the end of the first quarter of 2011 and year-end 2010.

Investing Activities
In the first quarter of 2011, we used $3 million of cash for investing activities, compared to $1 million in the first quarter of 2010. Capital expenditures in both years relate primarily to the Company’s information technology programs.
Financing Activities
In the first quarter of 2011, we used $16 million of cash for financing activities, compared to $11 million in the first quarter of 2010. Debt totaled $65 million at the end of the first quarter of 2011, compared to $79 million at year-end 2010. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 9.4% at the end of the first quarter of 2011 and 11.2% at year-end 2010.
To take advantage of improved conditions in the credit markets and obtain more favorable pricing and flexible terms and conditions, effective March 31, 2011, we refinanced our secured revolving credit facility and securitization facility. Our new revolver has total capacity of $150 million and carries a term of five years, maturing March 31, 2016. The new securitization facility carries a three-year term and has a total capacity of $150 million. Additionally, during March, we repaid term debt of $63 million.
Contractual Obligations and Commercial Commitments
There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 17, 2011. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities or other sources.
We utilize intercompany loans, dividends, capital contributions and redemptions, and a multi-national cash pool to effectively manage our cash on a global basis. At the present time, we do not have plans to repatriate the majority of our international excess cash balances. As our business recovers, we expect this international cash will be needed to fund working capital growth in our local operations. The majority of our international cash was invested in our cash pool and was available to fund general corporate needs domestically and internationally. There are no significant restrictions on our ability to utilize the cash pool, and we did so throughout the year as necessary. As our global cash position improved in the first quarter of 2011, funds from the cash pool were used to help finance reductions of debt.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the cash pool first, and then access our borrowing facilities.
As of April 3, 2011, we had $133.6 million of available capacity on our $150 million revolving credit facility and $50.4 million of available capacity on our $150 million securitization facility. The securitization facility carried $49.0 million of short-term borrowings and $50.6 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.
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
The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries, which conduct business in their local currencies. The Company may also utilize local currency-denominated borrowings.
The Company has a forward foreign currency exchange contract that was initially used to offset the variability in exchange rates on its yen-denominated debt. Following the payment of this debt in the first quarter of 2011, the Company entered into an opposite foreign currency exchange contract to eliminate the residual foreign currency risk. By using these derivative instruments to hedge exposures to foreign exchange risk, the Company exposes itself to credit risk and market risk. To mitigate the credit risk, which is the failure of the counterparty to perform under the terms of the contract, the Company places hedging instruments with different investment grade-rated counterparties that the Company believes are minimal credit risk. To manage market risk, which is the change in the value of the contract that results from a change in foreign exchange rate, the Company has matched the two forward contracts. As a result, the Company is not exposed to market risk on these remaining contracts. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have a material impact on 2011 first quarter earnings.
Marketable equity investments, representing our investment in Temp Holdings, are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings. See the Fair Value Measurements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
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
The Fuller matter involves claims relating to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and to alleged technical violations of a state law governing the content of employee pay stubs. On April 30, 2007, the Court in the Fuller case certified both plaintiff classes involved in the suit. In the third quarter of 2008, Kelly was granted a hearing date for its motions related to summary judgment on both certified claims. On March 13, 2009, the Court granted Kelly’s motion for decertification of the classes. Plaintiffs filed a petition for review on April 3, 2009 requesting the decertification ruling be overturned. Plaintiffs’ request was granted on May 17, 2010 and the suit was recertified as a class action. The Sullivan matter relates to claims by temporary workers for compensation while interviewing for assignments. On April 27, 2010, the Court in the Sullivan matter certified the lawsuit as a class action. The parties have submitted a proposed settlement to the Court for final approval.
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
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c)	Issuer Repurchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

January 3, 2011 through February 6, 2011	—	$—	—	$—

February 7, 2011 through March 6, 2011	—	—	—	$—

March 7, 2011 through April 3, 2011	88	19.50	—	$—

Total	88	$19.50	—

We may reacquire shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 88 shares were reacquired in transactions during the quarter.

Item 6.	Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 26 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 11, 2011

/s/ Patricia Little Patricia Little
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2011

/s/ Michael E. Debs Michael E. Debs
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description

10.4	Kelly Services, Inc. Non-Employee Directors Stock Option Plan.

10.6
Amended and restated five-year, secured, revolving credit agreement, dated March 31, 2011 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on April 6, 2011, which is incorporated herein by reference).

10.16	Receivables Purchase Agreement Amendment No. 2 (Reference is made to Exhibit 10.16 to the Form 8-K filed with the Commission on April 6, 2011, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.