Form 10-Q
period 2011-07-03
KELLY SERVICES INC
filed 2011-08-10
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 29, 2011, 33,361,579 shares of Class A and 3,454,485 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Earnings	3

Consolidated Balance Sheets	4

Consolidated Statements of Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31

SIGNATURES	32

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue from services	$1,405.8	$1,209.4	$2,744.9	$2,339.8

Cost of services	1,181.2	1,018.5	2,306.6	1,968.9

Gross profit	224.6	190.9	438.3	370.9

Selling, general and
administrative expenses	203.3	180.9	415.4	362.5

Asset impairments	—	1.5	—	1.5

Earnings from operations	21.3	8.5	22.9	6.9

Other expense, net	(0.7)	(2.1)	(1.1)	(3.2)

Earnings from continuing operations
before taxes	20.6	6.4	21.8	3.7

Income taxes	0.6	2.5	0.7	1.8

Earnings from continuing operations	20.0	3.9	21.1	1.9

Loss from discontinued
operations, net of tax	(1.2)	—	(1.2)	—

Net earnings	$18.8	$3.9	$19.9	$1.9

Basic earnings (loss) per share:
Earnings from continuing operations	$0.53	$0.11	$0.56	$0.05
Loss from discontinued operations	$(0.03)	$—	$(0.03)	$—
Net earnings	$0.50	$0.11	$0.53	$0.05

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.53	$0.11	$0.56	$0.05
Loss from discontinued operations	$(0.03)	$—	$(0.03)	$—
Net earnings	$0.50	$0.11	$0.53	$0.05

Average shares outstanding (millions):
Basic	36.8	36.0	36.7	35.5
Diluted	36.8	36.0	36.7	35.5
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 3, 2011	January 2, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$80.5	$80.5
Trade accounts receivable, less allowances of $13.6 and $12.3, respectively	929.8	810.9
Prepaid expenses and other current assets	74.1	44.8
Deferred taxes	20.6	22.4

Total current assets	1,105.0	958.6

PROPERTY AND EQUIPMENT:
Property and equipment	328.5	319.3
Accumulated depreciation	(232.3)	(215.3)

Net property and equipment	96.2	104.0

NONCURRENT DEFERRED TAXES	84.1	84.0

GOODWILL, NET	67.3	67.3

OTHER ASSETS	156.4	154.5

TOTAL ASSETS	$1,509.0	$1,368.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$89.0	$78.8
Accounts payable and accrued liabilities	222.9	181.6
Accrued payroll and related taxes	278.0	243.3
Accrued insurance	31.9	31.3
Income and other taxes	70.7	56.0

Total current liabilities	692.5	591.0

NONCURRENT LIABILITIES:
Accrued insurance	54.6	53.6
Accrued retirement benefits	91.0	85.4
Other long-term liabilities	13.7	14.6

Total noncurrent liabilities	159.3	153.6

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2011 and 2010	36.6	36.6
Class B common stock, shares issued 3.5 million at 2011 and 2010	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.3 million shares at 2011 and 3.4 million at 2010	(68.1)	(70.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	28.0	28.0
Earnings invested in the business	617.5	597.6
Accumulated other comprehensive income	40.3	29.0

Total stockholders’ equity	657.2	623.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,509.0	$1,368.4

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—

Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—

Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(70.2)	(106.1)	(70.3)	(106.6)
Sale of stock, exercise of stock options, restricted stock awards and other	2.1	35.4	2.2	35.9

Balance at end of period	(68.1)	(70.7)	(68.1)	(70.7)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—	—	—

Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	29.3	37.4	28.0	36.9
Sale of stock, exercise of stock options, restricted stock awards and other	(1.3)	(10.6)	—	(10.1)

Balance at end of period	28.0	26.8	28.0	26.8

Earnings Invested in the Business
Balance at beginning of period	598.7	569.5	597.6	571.5
Net earnings	18.8	3.9	19.9	1.9

Balance at end of period	617.5	573.4	617.5	573.4

Accumulated Other Comprehensive Income
Balance at beginning of period	34.4	25.5	29.0	25.1
Foreign currency translation adjustments, net of tax	5.8	(7.8)	11.8	(9.1)
Unrealized gains (losses) on investments, net of tax	0.1	—	(0.5)	1.7

Balance at end of period	40.3	17.7	40.3	17.7

Stockholders’ Equity at end of period	$657.2	$586.7	$657.2	$586.7

Comprehensive Income (Loss)
Net earnings	$18.8	$3.9	$19.9	$1.9
Foreign currency translation adjustments, net of tax	5.8	(7.8)	11.8	(9.1)
Unrealized gains (losses) on investments, net of tax	0.1	—	(0.5)	1.7

Comprehensive Income (Loss)	$24.7	$(3.9)	$31.2	$(5.5)

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	July 3,	July 4,
	2011	2010

Cash flows from operating activities:
Net earnings	$19.9	$1.9
Noncash adjustments:
Impairment of assets	—	1.5
Depreciation and amortization	16.3	17.8
Provision for bad debts	2.2	0.5
Stock-based compensation	1.9	1.4
Other, net	(0.1)	0.8
Changes in operating assets and liabilities	(47.0)	(44.2)

Net cash from operating activities	(6.8)	(20.3)

Cash flows from investing activities:
Capital expenditures	(6.3)	(3.8)
Settlement of forward exchange contracts	0.7	—
Other investing activities	0.2	0.9

Net cash from investing activities	(5.4)	(2.9)

Cash flows from financing activities:
Net change in short-term borrowings	71.9	(11.8)
Repayment of debt	(62.9)	(7.3)
Sale of stock and other financing activities	(1.1)	24.2

Net cash from financing activities	7.9	5.1

Effect of exchange rates on cash and equivalents	4.3	(5.5)

Net change in cash and equivalents	—	(23.6)
Cash and equivalents at beginning of period	80.5	88.9

Cash and equivalents at end of period	$80.5	$65.3

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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Included in SG&A expenses in the second quarter of 2011 is a $0.5 million benefit for an insurance recovery which related to the first quarter of 2011. The effect of this out-of-period adjustment is not material to the Company’s financial position, results of operations or cash flows.
2. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of July 3, 2011 and January 2, 2011 on the consolidated balance sheet by fair value hierarchy level, as described below.

	Fair Value Measurements on a Recurring Basis
	As of July 3, 2011
	Total	Level 1	Level 2	Level 3
Description	(In millions of dollars)
Money market funds	$1.5	$1.5	$—	$—
Available-for-sale investment	27.4	27.4	—	—

Total assets at fair value	$28.9	$28.9	$—	$—

	Fair Value Measurements on a Recurring Basis
	As of January 2, 2011
	Total	Level 1	Level 2	Level 3
Description	(In millions of dollars)
Money market funds	$4.1	$4.1	$—	$—
Available-for-sale investment	27.8	27.8	—	—
Forward exchange contracts	0.7	—	0.7	—

Total assets at fair value	$32.6	$31.9	$0.7	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Fair Value Measurements (continued)
Assets Measured at Fair Value on a Recurring Basis (continued)
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.
Money market funds as of July 3, 2011 represent investments in money market accounts, all of which is restricted cash that is included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds as of January 2, 2011 represent investments in money market accounts, of which $2.9 million is included in cash and equivalents and $1.2 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain of $0.1 million for the 13 weeks ended July 3, 2011 and unrealized loss for the 13 weeks ended July 4, 2010, which was insignificant, was recorded in other comprehensive income, a component of stockholders’ equity. The unrealized loss of $0.5 million for the 26 weeks ended July 3, 2011 and unrealized gain of $1.7 million for the 26 weeks ended July 4, 2010 was recorded in other comprehensive income.
During the second quarter of 2010, the Company entered into two forward foreign currency exchange contracts to offset the variability in exchange rates on its yen-denominated debt. One contract matured on May 13, 2011 and the other contract matured November 2010. During the first quarter of 2011, the yen-denominated debt was paid in full. As a result, the Company entered into an additional forward foreign currency exchange contract during the first quarter of 2011 to offset the remaining open contract that was purchased during 2010.
Prior to maturity, these contracts, which were included in prepaid expenses and other current assets on the consolidated balance sheet, were valued using market exchange rates and were not designated as hedging instruments. Accordingly, gains and losses resulting from recording the foreign exchange contracts at fair value were reported in other expense, net on the consolidated statement of earnings, and amounted to a minor loss for the 13 and 26 weeks ended July 3, 2011 and a gain of $0.5 million for the 13 and 26 weeks ended July 4, 2010.
The two aforementioned forward currency exchange contracts, one to buy Japanese yen with a U.S. dollar equivalent of $6.1 million and one to sell Japanese yen with a U.S. dollar equivalent of $6.8 million, matured on May 13, 2011. At July 3, 2011, the Company had no open forward foreign currency exchange contracts. At January 2, 2011, the Company had one open forward foreign currency exchange contract with an expiration date of less than one year to buy foreign currencies with a U.S. dollar equivalent of $6.1 million. The Company does not use financial instruments for trading or speculative purposes.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
3. Restructuring
Restructuring costs incurred in the first quarter and first six months of 2010 totaled $4.4 million, and primarily related to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters. Restructuring costs incurred in the second quarter and first six months of 2011 amounted to a credit of $0.6 million and expense of $3.4 million, respectively, and primarily relate to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years. These costs were reported as a component of SG&A expenses. Total costs incurred since July 2008 for our restructuring efforts amounted to $47.0 million.
A summary of the balance sheet accrual related to the global restructuring costs follows (in millions of dollars):

Balance at beginning of year	$4.7

Amounts charged (credited) to operations	4.0
Reductions for cash payments	(1.1)

Balance at April 3, 2011	7.6

Amounts charged (credited) to operations	(0.6)
Reductions for cash payments	(0.4)

Balance at July 3, 2011	$6.6

The remaining balance of $6.6 million as of July 3, 2011 represents primarily future lease payments and is expected to be paid by 2018. On a quarterly basis, the Company reassesses the accrual associated with restructuring costs and adjusts it as necessary.
4. Debt
On March 31, 2011, the Company entered into an agreement with its lenders to amend and restate its existing $90 million, three-year revolving credit facility (the “Facility”). The amendment increased the capacity of the Facility to $150 million, and extended the term of the Facility to March 31, 2016 from September 28, 2012. The Facility allows for borrowings in various currencies and is used to fund working capital, acquisitions, and general corporate needs.
The interest rate applicable to borrowings under the Facility at July 3, 2011 was 200 basis points over the London InterBank Offering Rate (“LIBOR”) in addition to a facility fee of 25 basis points. LIBOR rates vary by currency. The Company may also borrow using rates based on the Prime Rate; these loans have shorter notice periods and interest periods. At July 3, 2011, the prime-rate based loans were available to the Company at the Prime Rate plus 100 basis points and a facility fee of 25 basis points.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4. Debt (continued)
At July 3, 2011, borrowings under the Facility were $15.0 million, with an interest rate of 2.44%, and the Facility had a remaining capacity of $135.0 million. In connection with the refinancing, certain of the Facility’s financial covenants and restrictions were amended and are described below, all of which were met at July 3, 2011:
•
The Company must not allow its ratio of earnings before interest, taxes, depreciation, amortization and certain cash and non-cash charges that are non-recurring in nature (“EBITDA”) to interest expense (“Interest Coverage Ratio”) for the last twelve months to be below 4.0 to 1.0 as of the end of any fiscal quarter ending prior to the fourth quarter of 2012 and 5.0 to 1.0 thereafter.

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
As of July 3, 2011, the Securitization Facility carried $74.0 million of short-term borrowings at a rate of 1.39% and $50.6 million of SBLCs related to workers’ compensation. The interest rate applicable to borrowings under the Securitization Facility at July 3, 2011 was 55 basis points over the cost of commercial paper, in addition to a facility fee of 60 basis points. The cost of borrowings on this facility varies on a daily basis, along with the cost of commercial paper. The remaining capacity on the Facility was $25.4 million at July 3, 2011. As of January 2, 2011, the Securitization Facility carried $17.0 million of short-term borrowings at a rate of 1.57%, SBLCs related to workers’ compensation of $45.7 million and remaining capacity of $37.3 million.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
5. Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the 13 and 26 weeks ended July 3, 2011 and July 4, 2010 follows (in millions of dollars except per share data).

	13 Weeks Ended		26 Weeks Ended
	2011	2010	2011	2010
Earnings from continuing operations	$20.0	$3.9	$21.1	$1.9
Less: Earnings allocated to participating securities	(0.4)	—	(0.4)	—

Earnings from continuing operations available to common shareholders	$19.6	$3.9	$20.7	$1.9

Loss from discontinued operations	$(1.2)	$—	$(1.2)	$—
Less: Loss allocated to participating securities	—	—	—	—

Loss from discontinued operations available to common shareholders	$(1.2)	$—	$(1.2)	$—

Net Earnings	$18.8	$3.9	$19.9	$1.9
Less: Earnings allocated to participating securities	(0.4)	—	(0.4)	—

Net Earnings available to common shareholders	$18.4	$3.9	$19.5	$1.9

Basic earnings (loss) per share on common stock:
Earnings from continuing operations	$0.53	$0.11	$0.56	$0.05
Loss from discontinued operations	$(0.03)	$—	$(0.03)	$—
Net earnings	$0.50	$0.11	$0.53	$0.05

Diluted earnings (loss) per share on common stock:
Earnings from continuing operations	$0.53	$0.11	$0.56	$0.05
Loss from discontinued operations	$(0.03)	$—	$(0.03)	$—
Net earnings	$0.50	$0.11	$0.53	$0.05

Average common shares outstanding (millions)
Basic	36.8	36.0	36.7	35.5
Diluted	36.8	36.0	36.7	35.5
Stock options representing 0.6 million and 0.7 million shares, respectively, for the 13 weeks ended July 3, 2011 and July 4, 2010, and 0.6 million and 0.7 million shares, respectively, for the 26 weeks ended July 3, 2011 and July 4, 2010, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
6. Stockholders’ Equity
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
7. Other Expense, Net
Included in other expense, net are the following:

	13 Weeks Ended		26 Weeks Ended
	2011	2010	2011	2010
	(In millions of dollars)		(In millions of dollars)

Interest income	$0.2	$0.2	$0.5	$0.4
Interest expense	(0.8)	(1.5)	(1.9)	(3.0)
Dividend income	0.2	0.2	0.2	0.2
Foreign exchange (losses) gains	(0.3)	(1.0)	0.1	(0.8)

Other expense, net	$(0.7)	$(2.1)	$(1.1)	$(3.2)

8. Contingencies
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
The Fuller matter involves claims relating to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. The Sullivan matter relates to claims by temporary workers for compensation while interviewing for assignments. Tentative settlements have been reached in both matters and are awaiting final court approval. Accordingly, a $1.2 million after-tax charge related to the Fuller matter was recognized in discontinued operations during the second quarter of 2011.
The Company is continuously engaged in litigation arising in the ordinary course of its business, typically matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.

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
The following tables present information about the reported revenue from services and earnings from operations of the Company for the 13 and 26 weeks ended July 3, 2011 and July 4, 2010. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	13 Weeks Ended		26 Weeks Ended
	2011	2010	2011	2010
	(In millions of dollars)		(In millions of dollars)

Revenue from Services:
Americas Commercial	$670.3	$600.9	$1,323.6	$1,148.6
Americas PT	247.7	219.9	488.3	425.5

Total Americas Commercial and PT	918.0	820.8	1,811.9	1,574.1

EMEA Commercial	258.8	209.8	490.3	414.7
EMEA PT	45.8	34.4	87.2	69.3

Total EMEA Commercial and PT	304.6	244.2	577.5	484.0

APAC Commercial	102.3	83.7	202.0	164.6
APAC PT	13.5	7.8	25.0	15.4

Total APAC Commercial and PT	115.8	91.5	227.0	180.0

OCG	74.0	60.4	142.2	115.7

Less: Intersegment revenue	(6.6)	(7.5)	(13.7)	(14.0)

Consolidated Total	$1,405.8	$1,209.4	$2,744.9	$2,339.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Segment Disclosures (continued)

	13 Weeks Ended		26 Weeks Ended
	2011	2010	2011	2010
	(In millions of dollars)		(In millions of dollars)

Earnings (Loss) from Operations:
Americas Commercial	$23.0	$18.0	$39.7	$31.1
Americas PT	10.4	11.8	18.9	20.3

Total Americas Commercial and PT	33.4	29.8	58.6	51.4

EMEA Commercial	6.6	1.4	4.6	(0.9)
EMEA PT	1.4	0.5	1.7	0.4

Total EMEA Commercial and PT	8.0	1.9	6.3	(0.5)

APAC Commercial	0.4	1.0	0.6	2.0
APAC PT	(0.8)	(0.4)	(1.5)	(1.4)

Total APAC Commercial and PT	(0.4)	0.6	(0.9)	0.6

OCG	(0.8)	(5.8)	(3.2)	(10.3)

Corporate	(18.9)	(18.0)	(37.9)	(34.3)

Consolidated Total	$21.3	$8.5	$22.9	$6.9

10. New Accounting Pronouncement
In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us as of the beginning of fiscal 2012 and its adoption will not have any impact on our financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
U.S. temporary employment experienced year-over-year growth of 9% in the second quarter of 2011 and nearly 11% for the first six months of the year. Although improving over the prior year, in recent months our industry has seen a moderate deceleration in job creation. This weakness was also present in the broader labor market during the second quarter, with a more pronounced deceleration in job creation. However, the increased demand for flexible labor, coupled with economic uncertainty, continues to favor the staffing industry.
For Kelly, second quarter results reflect continued year-over-year improvement:
•	We achieved revenue growth year-over-year in all business segments.

•	Our gross profit rate improved slightly at 16.0% for the quarter compared to the second quarter of 2010.

•	Diluted earnings per share totaled $0.53, compared to $0.11 last year.
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
Results of Operations
Second Quarter

	Total Company – Second Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$1,405.8	$1,209.4	16.2%		11.3%
Fee-based income (included in revenue)	35.7	24.4	46.2		34.5
Gross profit	224.6	190.9	17.6		11.9
SG&A expenses excluding restructuring charges	203.9	180.9	12.7
Restructuring charges	(0.6)	—	NM
Total SG&A expenses	203.3	180.9	12.4		6.8
Asset impairments	—	1.5	(100.0)
Earnings from operations	21.3	8.5	151.8

Gross profit rate	16.0%	15.8%	0.2	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.5	15.0	(0.5)
% of gross profit	90.8	94.8	(4.0)
Operating margin	1.5	0.7	0.8
The year-over-year constant currency change in revenue for the second quarter resulted from a 10% increase in hours worked. On a constant currency basis, revenue for the quarter increased in all business segments.

Compared to the second quarter of 2010, the gross profit rate improved slightly. The growth in fee-based income offset a small decline in the temporary gross profit rate due to the unfavorable impact related to the expiration of the HIRE Act. The Hiring Incentives to Restore Employment (“HIRE”) Act allowed employers to receive a payroll tax benefit for hiring and retaining previously unemployed individuals.
Selling, general and administrative (“SG&A”) expenses increased year over year due primarily to hiring of full-time employees in prior periods and increased incentive compensation. Restructuring costs in the second quarter of 2011 primarily relate to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years.
Income tax expense for the second quarter of 2011 was $0.6 million, compared to $2.5 million for the second quarter of 2010. The low tax rate in 2011 is a direct result of significant employment-related tax credits. The 2011 expense includes the favorable impact of the HIRE Act retention credit and improvements in our work opportunity credit estimates. The HIRE Act retention credit is available only in 2011, and is in addition to the HIRE Act payroll tax benefits recognized in cost of services in 2010.
Diluted earnings from continuing operations per share for the second quarter of 2011 were $0.53, as compared to $0.11 for the second quarter of 2010.
Discontinued operations in the second quarter of 2011 represents costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.
Americas Commercial

	Second Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$670.3	$600.9	11.6%		10.7%
Fee-based income (included in revenue)	2.8	2.2	29.0		26.9
Gross profit	93.7	85.7	9.4		8.7
SG&A expenses	70.7	67.7	4.4		3.7
Earnings from operations	23.0	18.0	28.3

Gross profit rate	14.0%	14.3%	(0.3	)pts.
Expense rates:
% of revenue	10.5	11.3	(0.8)
% of gross profit	75.4	79.0	(3.6)
Operating margin	3.4	3.0	0.4
The change in Americas Commercial revenue from services reflected a 10% increase in hours worked. Americas Commercial represented 48% of total Company revenue in the second quarter of 2011 and 50% in the second quarter of 2010.
The decrease in the gross profit rate was primarily due to the unfavorable impact related to the expiration of the HIRE Act. SG&A expenses increased due primarily to salary increases.

Americas PT

	Second Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$247.7	$219.9	12.6%		12.5%
Fee-based income (included in revenue)	3.7	2.2	66.8		66.5
Gross profit	36.0	34.5	4.4		4.2
SG&A expenses	25.6	22.7	12.7		12.6
Earnings from operations	10.4	11.8	(11.7)

Gross profit rate	14.6%	15.7%	(1.1	)pts.
Expense rates:
% of revenue	10.3	10.3	—
% of gross profit	71.1	65.8	5.3
Operating margin	4.2	5.4	(1.2)
The change in Americas PT revenue from services reflected an increase in hours worked of 9%, combined with an increase in average bill rates of 3% on a constant currency basis. Americas PT revenue represented 18% of total Company revenue in the second quarter of both 2011 and 2010.
The Americas PT gross profit rate decreased due to the unfavorable impact related to the expiration of the HIRE Act, as well as changes in service and customer mix, partially offset by increased fee-based income. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.
The increase in SG&A expenses was primarily due to hiring of recruiters, higher salaries and performance-based compensation in support of our PT expansion efforts.

EMEA Commercial

	Second Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$258.8	$209.8	23.4%		6.9%
Fee-based income (included in revenue)	6.6	5.1	29.1		12.2
Gross profit	42.3	33.8	25.0		7.9
SG&A expenses excluding restructuring charges	36.3	30.9	17.5
Restructuring charges	(0.6)	—	NM
Total SG&A expenses	35.7	30.9	15.6		(0.3)
Asset impairments	—	1.5	(100.0)
Earnings from operations	6.6	1.4	382.4

Gross profit rate	16.3%	16.1%	0.2	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.0	14.7	(0.7)
% of gross profit	86.0	91.5	(5.5)
Operating margin	2.5	0.6	1.9
The change in revenue from services in EMEA Commercial resulted from a 5% increase in average hourly bill rates on a constant currency basis, combined with a 2% increase in hours worked. EMEA Commercial revenue represented 18% of total Company revenue in the second quarter of 2011 and 17% in the second quarter of 2010.
The change in the gross profit rate is primarily due to higher fee-based income. On a constant currency basis, SG&A expenses were relatively flat in comparison to the prior year.
EMEA PT

	Second Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$45.8	$34.4	33.1%		15.8%
Fee-based income (included in revenue)	5.3	3.9	34.2		18.0
Gross profit	12.4	9.3	32.4		15.8
SG&A expenses	11.0	8.8	24.9		8.3
Earnings from operations	1.4	0.5	152.7

Gross profit rate	27.0%	27.1%	(0.1	)pts.
Expense rates:
% of revenue	24.0	25.5	(1.5)
% of gross profit	88.8	94.1	(5.3)
Operating margin	3.0	1.6	1.4
The change in revenue from services in EMEA PT resulted from a 13% increase in hours worked, combined with a 2% increase in average hourly bill rates on a constant currency basis. EMEA PT revenue represented 3% of total Company revenue in the second quarter of both 2011 and 2010.
SG&A expenses increased, due to hiring of full-time employees and investments in additional branches in Russia, Germany and the U.K.

APAC Commercial

	Second Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$102.3	$83.7	22.3%		9.0%
Fee-based income (included in revenue)	3.7	2.7	36.9		21.8
Gross profit	14.3	11.7	22.1		7.9
SG&A expenses	13.9	10.7	29.4		13.8
Earnings from operations	0.4	1.0	(58.5)

Gross profit rate	14.0%	14.0%	—	pts.
Expense rates:
% of revenue	13.6	12.8	0.8
% of gross profit	97.2	91.8	5.4
Operating margin	0.4	1.2	(0.8)
The change in revenue from services in APAC Commercial resulted from an increase in temporary sales growth in Australia, Singapore and Malaysia. APAC Commercial revenue represented 7% of total Company revenue in the second quarter of both 2011 and 2010.
SG&A expenses increased, primarily due to higher salaries and related costs from the investment in additional full-time employees across the region.
APAC PT

	Second Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$13.5	$7.8	73.0%		56.1%
Fee-based income (included in revenue)	4.2	2.8	51.9		38.0
Gross profit	5.6	3.5	57.2		41.7
SG&A expenses	6.4	3.9	64.4		47.9
Earnings from operations	(0.8)	(0.4)	(130.8)

Gross profit rate	41.3%	45.5%	(4.2	)pts.
Expense rates:
% of revenue	47.9	50.4	(2.5)
% of gross profit	115.9	110.8	5.1
Operating margin	(6.6)	(4.9)	(1.7)
The change in revenue from services in APAC PT primarily resulted from an increase in temporary sales growth in Australia. APAC PT revenue represented 1% of total Company revenue in the second quarter of both 2011 and 2010.
The change in the APAC PT gross profit rate was due primarily to change in temporary business mix with higher volume in the IT divisions. SG&A expenses increased, due to hiring of permanent placement recruiters and increases in incentive-based compensation.

OCG

	Second Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$74.0	$60.4	22.5%		20.7%
Fee-based income (included in revenue)	9.5	5.6	68.9		59.8
Gross profit	21.0	13.0	62.1		57.0
SG&A expenses	21.8	18.8	16.4		11.4
Earnings from operations	(0.8)	(5.8)	85.2

Gross profit rate	28.4%	21.4%	7.0	pts.
Expense rates:
% of revenue	29.5	31.1	(1.6)
% of gross profit	104.1	144.9	(40.8)
Operating margin	(1.2)	(9.6)	8.4
Revenue from services in the OCG segment for the second quarter of 2011 increased in the Americas, EMEA and APAC regions, due primarily to growth in our BPO, RPO and CWO practices. OCG revenue represented 5% of total Company revenue in the second quarter of both 2011 and 2010.
The OCG gross profit rate increased primarily due to increased volume mix in the RPO and CWO practice areas, as well as increases in gross profit rates in the RPO practice area. Additionally, prior year’s gross profit rate was negatively impacted by implementation costs associated with our BPO units. The increase in SG&A expenses is primarily the result of support costs associated with new customer programs, as well as higher volumes on existing programs, in our RPO and CWO practice areas.

Results of Operations
June Year to Date

	Total Company – June Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$2,744.9	$2,339.8	17.3%		13.9%
Fee-based income (included in revenue)	67.5	48.1	40.3		32.2
Gross profit	438.3	370.9	18.1		14.3
SG&A expenses excluding restructuring charges	412.0	358.1	15.1
Restructuring charges	3.4	4.4	(23.6)
Total SG&A expenses	415.4	362.5	14.6		10.7
Asset impairments	—	1.5	(100.0)
Earnings from operations	22.9	6.9	232.6

Gross profit rate	16.0%	15.9%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.0	15.3	(0.3)
% of gross profit	94.0	96.5	(2.5)
Operating margin	0.8	0.3	0.5
The year-over-year change in revenue for the first six months of 2011 resulted primarily from a 13% increase in hours worked. On a constant currency basis, revenue for the first six months increased in all business segments.
Compared to the first six months of 2010, the gross profit rate improved slightly. SG&A expenses increased year over year due primarily to hiring of full-time employees and increased incentive compensation. Restructuring costs incurred in the first six months of 2011 primarily relate to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years. Restructuring costs incurred in the first six months of 2010 primarily related to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters.
Income tax expense for the first six months of 2011 was $0.7 million, compared to $1.8 million for the first six months of 2010. The low tax rate in 2011 is a direct result of significant employment-related tax credits. The 2011 expense includes the favorable impact of the HIRE Act retention credit and improvements in our work opportunity credit estimates.
Included in earnings from continuing operations were restructuring charges of $3.4 million, net of tax, for the first six months of 2011 and $3.6 million, net of tax, for the first six months of 2010.
Diluted earnings from continuing operations per share for the first six months of 2011 were $0.56, as compared to $0.05 for the first six months of 2010.
Discontinued operations in the first six months of 2011 represents costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Americas Commercial

	June Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$1,323.6	$1,148.6	15.2%		14.4%
Fee-based income (included in revenue)	5.6	4.3	31.5		29.7
Gross profit	186.2	164.2	13.4		12.7
SG&A expenses excluding restructuring charges	146.5	132.8	10.4
Restructuring charges	—	0.3	(100.0)
Total SG&A expenses	146.5	133.1	10.1		9.4
Earnings from operations	39.7	31.1	27.7

Gross profit rate	14.1%	14.3%	(0.2	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.1	11.6	(0.5)
% of gross profit	78.7	80.8	(2.1)
Operating margin	3.0	2.7	0.3
The change in Americas Commercial revenue from services reflected a 15% increase in hours. Americas Commercial represented 48% of total Company revenue in the first six months of 2011 and 49% in the first six months of 2010.
The decrease in the gross profit rate was due primarily to the unfavorable impact related to the expiration of the HIRE Act. SG&A expenses increased due to additional headcount and incentive compensation.
Americas PT

	June Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$488.3	$425.5	14.7%		14.6%
Fee-based income (included in revenue)	6.5	4.5	43.8		43.5
Gross profit	72.1	66.0	9.2		9.1
Total SG&A expenses	53.2	45.7	16.3		16.2
Earnings from operations	18.9	20.3	(6.7)

Gross profit rate	14.8%	15.5%	(0.7	)pts.
Expense rates:
% of revenue	10.9	10.8	0.1
% of gross profit	73.7	69.2	4.5
Operating margin	3.9	4.8	(0.9)
The change in Americas PT revenue from services reflected an increase in hours worked of 12%, combined with a 2% increase in average bill rates on a constant currency basis. Americas PT revenue represented 18% of total Company revenue in the first six months of both 2011 and 2010.
The Americas PT gross profit rate decreased primarily due to mix, as we continue to experience stronger growth in the lower-margin PT businesses, along with the unfavorable impact related to the expiration of the HIRE Act. The increase in SG&A expenses was primarily due to hiring of recruiters, higher salaries and performance-based compensation in support of our PT expansion efforts.

EMEA Commercial

	June Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$490.3	$414.7	18.3%		8.5%
Fee-based income (included in revenue)	12.4	9.9	24.4		14.1
Gross profit	79.6	66.6	19.5		9.3
SG&A expenses excluding restructuring charges	71.6	63.3	13.2
Restructuring charges	3.4	2.7	26.0
Total SG&A expenses	75.0	66.0	13.7		4.2
Asset Impairments	—	1.5	(100.0)
Earnings from operations	4.6	(0.9)	NM

Gross profit rate	16.2%	16.1%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.6	15.3	(0.7)
% of gross profit	90.0	95.0	(5.0)
Operating margin	0.9	(0.2)	1.1
The change in revenue from services in EMEA Commercial resulted from a 6% increase in average hourly bill rates on a constant currency basis, combined with a 3% increase in hours worked. EMEA Commercial revenue represented 18% of total Company revenue in the first six months of both 2011 and 2010.
The change in the gross profit rate is primarily due to higher fee-based income. The increase in SG&A expenses was due to increased hiring of full-time employees in specific countries with identified high-growth potential.

EMEA PT

	June Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$87.2	$69.3	25.8%		16.1%
Fee-based income (included in revenue)	9.7	7.6	26.5		16.9
Gross profit	23.4	18.7	24.5		15.1
SG&A expenses	21.7	18.3	18.4		8.7
Earnings from operations	1.7	0.4	269.7

Gross profit rate	26.8%	27.1%	(0.3	)pts.
Expense rates:
% of revenue	24.9	26.4	(1.5)
% of gross profit	92.8	97.6	(4.8)
Operating margin	1.9	0.7	1.2
The change in revenue from services in EMEA PT resulted from a 13% increase in hours worked, combined with a 2% increase in average hourly bill rates on a constant currency basis. EMEA PT revenue represented 3% of total Company revenue in the first six months of both 2011 and 2010.
The change in the EMEA PT gross profit rate was primarily due to decreases in temporary margins as a result of unfavorable country and customer mix. SG&A expenses increased, due to hiring of full-time employees and investments in additional branches in Russia, Germany and the U.K.
APAC Commercial

	June Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$202.0	$164.6	22.7%		11.2%
Fee-based income (included in revenue)	7.2	5.5	31.6		19.1
Gross profit	27.8	23.1	20.4		8.4
SG&A expenses excluding restructuring charges	27.2	20.6	32.1
Restructuring charges	—	0.5	(100.0)
Total SG&A expenses	27.2	21.1	28.8		15.7
Earnings from operations	0.6	2.0	(70.7)

Gross profit rate	13.8%	14.0%	(0.2	)pts.
Expense rates (excluding restructuring charges):
% of revenue	13.5	12.5	1.0
% of gross profit	98.0	89.3	8.7
Operating margin	0.3	1.2	(0.9)
The change in revenue from services in APAC Commercial resulted from an increase in temporary sales growth in Australia, Singapore and Malaysia. APAC Commercial revenue represented 7% of total Company revenue in the first six months of both 2011 and 2010.
The decrease in the APAC Commercial gross profit rate was primarily due to a decline in temporary gross profit rates due to changes in business mix related to growth in lower margin key accounts. SG&A expenses increased, primarily due to higher salaries and related costs from the investment in additional full-time employees across the region.

APAC PT

	June Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$25.0	$15.4	61.9%		48.5%
Fee-based income (included in revenue)	8.0	4.7	72.9		59.0
Gross profit	10.6	6.3	67.0		52.8
SG&A expenses	12.1	7.7	58.8		45.1
Earnings from operations	(1.5)	(1.4)	(19.5)

Gross profit rate	42.4%	41.1%	1.3	pts.
Expense rates:
% of revenue	48.8	49.7	(0.9)
% of gross profit	115.0	121.0	(6.0)
Operating margin	(6.4)	(8.6)	2.2
The change in revenue from services in APAC PT resulted primarily from an increase in temporary sales growth in Australia. APAC PT revenue represented 1% of total Company revenue in the first six months of both 2011 and 2010.
The change in the APAC PT gross profit rate was due primarily to increases in fee-based income. SG&A expenses increased, due to hiring of permanent placement recruiters and increases in incentive-based compensation.
OCG

	June Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$142.2	$115.7	22.9%		21.7%
Fee-based income (included in revenue)	18.2	11.7	55.2		49.3
Gross profit	39.9	27.0	48.3		45.0
SG&A expenses excluding restructuring charges	43.1	37.2	15.9
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	43.1	37.3	15.7		12.2
Earnings from operations	(3.2)	(10.3)	68.9

Gross profit rate	28.1%	23.3%	4.8	pts.
Expense rates (excluding restructuring charges):
% of revenue	30.3	32.2	(1.9)
% of gross profit	108.1	138.3	(30.2)
Operating margin	(2.3)	(9.0)	6.7
Revenue from services in the OCG segment for the first six months of 2011 increased in the Americas, EMEA and APAC regions, due primarily to growth in our BPO, RPO and CWO practices. OCG revenue represented 5% of total Company revenue in the first six months of both 2011 and 2010.

The OCG gross profit rate increased primarily due to increased volume mix in the RPO and CWO practice areas, as well as increases in gross profit rates in the RPO practice area. The increase in SG&A expenses is primarily the result of support costs associated with new customer programs, as well as higher volumes on existing programs, in our RPO and CWO practice areas.
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
Cash and Equivalents
Cash and equivalents totaled $80 million at the end of the second quarter of 2011 and year-end 2010. As further described below, we used $7 million of cash in operating activities, $5 million of cash in investing activities and generated $8 million in cash from financing activities.
Operating Activities
In the first six months of 2011, we used $7 million of cash for operating activities, as compared to using $20 million in the first six months of 2010. The decreased use of cash was due to stronger earnings growth in 2011.
Trade accounts receivable totaled $930 million at the end of the second quarter of 2011. Global days sales outstanding were 52 days at the end of the second quarter of 2011 and 50 days at the end of the second quarter of 2010.
Our working capital position was $413 million at the end of the second quarter of 2011, an increase of $45 million from year-end 2010. The current ratio was 1.6 at the end of the second quarter of 2011 and year-end 2010.
Investing Activities
In the first six months of 2011, we used $5 million of cash for investing activities, compared to $3 million in the first six months of 2010. Capital expenditures in both years relate primarily to the Company’s information technology programs.
In the second quarter of 2011, the Company’s remaining two Japanese yen-denominated forward foreign currency contracts matured. The settlement of the contracts resulted in net proceeds of $0.7 million to the Company. As of July 3, 2011, the Company had no open forward foreign currency exchange contracts.
Financing Activities
In the first six months of 2011, we generated $8 million of cash from financing activities, compared to $5 million in the first six months of 2010. Debt totaled $89 million at the end of the second quarter of 2011, compared to $79 million at year-end 2010. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 11.9% at the end of the second quarter of 2011 and 11.2% at year-end 2010.
To take advantage of improved conditions in the credit markets and obtain more favorable pricing and flexible terms and conditions, effective March 31, 2011, we refinanced our secured revolving credit facility and securitization facility. Our new revolver has total capacity of $150 million and carries a term of five years, maturing March 31, 2016. The new securitization facility carries a three-year term and has a total capacity of $150 million. Additionally, during March, we repaid term debt of $63 million. In the second quarter of 2010, we paid $7 million due on our yen-denominated facility.

Included in financing activities during the first six months of 2010 was $24 million related to the sale of 1,576,169 shares of Kelly’s Class A common stock to Temp Holdings. The shares were sold in a private transaction at $15.42 per share, which was the average of the closing prices of the Class A common stock for the five days from May 3, 2010 through May 7, 2010, and represented 4.8 percent of the outstanding Class A shares after the completion of the sale.
New Accounting Pronouncement
See New Accounting Pronouncement footnote in the Notes to Consolidated Financial Statements of the Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
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
We utilize intercompany loans, dividends, capital contributions and redemptions, and a multi-national cash pool to effectively manage our cash on a global basis. At the present time, we do not have plans to repatriate the majority of our international excess cash balances. As our business recovers, we expect this international cash will be needed to fund working capital growth in our local operations. The majority of our international cash was invested in our cash pool and was available to fund general corporate needs domestically and internationally. There are no significant restrictions on our ability to utilize the cash pool, and we did so throughout the quarter as necessary.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate, which occurred at year-end 2010 and during the first quarter of 2011. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the cash pool first, and then access our borrowing facilities, which occurred during the second quarter of 2011 to meet increasing working capital needs.
As of July 3, 2011, we had $135 million of available capacity on our $150 million revolving credit facility and $25 million of available capacity on our $150 million securitization facility. The securitization facility carried $74 million of short-term borrowings and $51 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.
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

Forward-Looking Statements
Certain statements contained in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by us that may be provided by management, including oral statements or other written materials released to the public, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company and economic and market factors in the countries in which we do business, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, our ability to achieve our business strategy, including our ability to successfully expand into new markets and service lines, material changes in demand from or loss of large corporate customers, impairment charges initiated by adverse industry or market developments, unexpected termination of customer contracts, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits, unexpected changes in claim trends on workers’ compensation and benefit plans, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to retain the services of our senior management, local management and field personnel, the impact of changes in laws and regulations (including federal, state and international tax laws), the net financial impact of recent U.S. healthcare legislation on our business, and risks associated with conducting business in foreign countries, including foreign currency fluctuations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries, which conduct business in their local currencies. The Company may also utilize local currency-denominated borrowings.
In addition, the Company is exposed to interest rate risks through its use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have a material impact on 2011 second quarter earnings.
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
The Fuller matter involves claims relating to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. The Sullivan matter relates to claims by temporary workers for compensation while interviewing for assignments. Tentative settlements have been reached in both matters and are awaiting final court approval. Accordingly, a $1.2 million after-tax charge related to the Fuller matter was recognized in discontinued operations during the second quarter of 2011.
The Company is continuously engaged in litigation arising in the ordinary course of its business, typically matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.

Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 2, 2011, except as noted below:
The Federal government is a significant customer of the Company. A default on its debt obligations poses a risk of nonpayment to the Company; however, any shortfall would presently be covered by cash from operations and existing funding facilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c)	Issuer Repurchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

April 4, 2011 through May 8, 2011	—	$—	—	$—

May 9, 2011 through June 5, 2011	34,492	16.81	—	$—

June 6, 2011 through July 3, 2011	3,886	16.79	—	$—

Total	38,378	$16.81	—

We may reacquire shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 38,378 shares were reacquired in transactions during the quarter.
Item 6. Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 33 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.
Date: August 10, 2011
/s/ Patricia Little
Patricia Little
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2011
/s/ Michael E. Debs
Michael E. Debs
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description

10.4	Kelly Services, Inc. Non-Employee Directors Stock Option Plan (Reference is made to Exhibit 10.4 to the Form 10-Q filed with the Commission on May 11, 2011, which is incorporated herein by reference).

10.6	Amended and restated five-year, secured, revolving credit agreement, dated March 31, 2011 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on April 6, 2011, which is incorporated herein by reference).

10.16	Receivables Purchase Agreement Amendment No. 2 (Reference is made to Exhibit 10.16 to the Form 8-K filed with the Commission on April 6, 2011, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document