Form 10-Q
period 2011-10-02
KELLY SERVICES INC
filed 2011-11-09
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 28, 2011, 33,367,074 shares of Class A and 3,454,485 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Earnings	3

Consolidated Balance Sheets	4

Consolidated Statements of Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	30

SIGNATURES	31

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Revenue from services	$1,409.8	$1,284.7	$4,154.7	$3,624.5

Cost of services	1,181.2	1,077.5	3,487.8	3,046.4

Gross profit	228.6	207.2	666.9	578.1

Selling, general and administrative expenses	206.5	192.9	621.9	555.4

Asset impairments	—	—	—	1.5

Earnings from operations	22.1	14.3	45.0	21.2

Other income (expense), net	1.0	(1.5)	(0.1)	(4.7)

Earnings from continuing operations before taxes	23.1	12.8	44.9	16.5

Income taxes	3.4	3.2	4.1	5.0

Earnings from continuing operations	19.7	9.6	40.8	11.5

Loss from discontinued operations, net of tax	—	—	(1.2)	—

Net earnings	$19.7	$9.6	$39.6	$11.5

Basic earnings (loss) per share:
Earnings from continuing operations	$0.52	$0.26	$1.09	$0.32
Loss from discontinued operations	$—	$—	$(0.03)	$—
Net earnings	$0.52	$0.26	$1.05	$0.32

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.52	$0.26	$1.09	$0.32
Loss from discontinued operations	$—	$—	$(0.03)	$—
Net earnings	$0.52	$0.26	$1.05	$0.32

Dividends per share	$0.05	$—	$0.05	$—

Average shares outstanding (millions):
Basic	36.8	36.7	36.8	35.9
Diluted	36.8	36.7	36.8	35.9
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	October 2, 2011	January 2, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$73.5	$80.5
Trade accounts receivable, less allowances of $13.7 and $12.3, respectively	939.9	810.9
Prepaid expenses and other current assets	53.7	44.8
Deferred taxes	27.0	22.4

Total current assets	1,094.1	958.6

PROPERTY AND EQUIPMENT:
Property and equipment	323.9	319.3
Accumulated depreciation	(232.3)	(215.3)

Net property and equipment	91.6	104.0

NONCURRENT DEFERRED TAXES	89.6	84.0

GOODWILL, NET	67.3	67.3

OTHER ASSETS	145.6	154.5

TOTAL ASSETS	$1,488.2	$1,368.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$79.0	$78.8
Accounts payable and accrued liabilities	227.7	181.6
Accrued payroll and related taxes	283.0	243.3
Accrued insurance	31.4	31.3
Income and other taxes	60.0	56.0

Total current liabilities	681.1	591.0

NONCURRENT LIABILITIES:
Accrued insurance	53.7	53.6
Accrued retirement benefits	82.8	85.4
Other long-term liabilities	13.6	14.6

Total noncurrent liabilities	150.1	153.6

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2011 and 2010	36.6	36.6
Class B common stock, shares issued 3.5 million at 2011 and 2010	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.3 million shares at 2011 and 3.4 million at 2010	(68.0)	(70.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	29.3	28.0
Earnings invested in the business	635.3	597.6
Accumulated other comprehensive income	20.9	29.0

Total stockholders’ equity	657.0	623.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,488.2	$1,368.4

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	Oct. 2,	Oct. 3,	Oct. 2,	Oct. 3,
	2011	2010	2011	2010
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—

Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—

Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(68.1)	(70.7)	(70.3)	(106.6)
Sale of stock, exercise of stock options, restricted stock awards and other	0.1	0.1	2.3	36.0

Balance at end of period	(68.0)	(70.6)	(68.0)	(70.6)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—	—	—

Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	28.0	26.8	28.0	36.9
Sale of stock, exercise of stock options, restricted stock awards and other	1.3	0.7	1.3	(9.4)

Balance at end of period	29.3	27.5	29.3	27.5

Earnings Invested in the Business
Balance at beginning of period	617.5	573.4	597.6	571.5
Net earnings	19.7	9.6	39.6	11.5
Dividends	(1.9)	—	(1.9)	—

Balance at end of period	635.3	583.0	635.3	583.0

Accumulated Other Comprehensive Income
Balance at beginning of period	40.3	17.7	29.0	25.1
Foreign currency translation adjustments, net of tax	(18.8)	11.6	(7.0)	2.5
Unrealized (losses) gains on investments, net of tax	(0.6)	(0.4)	(1.1)	1.3

Balance at end of period	20.9	28.9	20.9	28.9

Stockholders’ Equity at end of period	$657.0	$608.3	$657.0	$608.3

Comprehensive Income
Net earnings	$19.7	$9.6	$39.6	$11.5
Foreign currency translation adjustments, net of tax	(17.3)	11.6	(5.5)	2.5
Unrealized (losses) gains on investments, net of tax	(0.6)	(0.4)	(1.1)	1.3
Reclassification adjustments included in net earnings	(1.5)	—	(1.5)	—

Comprehensive Income	$0.3	$20.8	$31.5	$15.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	Oct. 2,	Oct. 3,
	2011	2010
Cash flows from operating activities:
Net earnings	$39.6	$11.5
Noncash adjustments:
Impairment of assets	—	1.5
Depreciation and amortization	23.9	26.5
Provision for bad debts	3.5	1.0
Stock-based compensation	3.5	2.2
Other, net	(1.5)	1.0
Changes in operating assets and liabilities	(63.4)	(43.6)

Net cash from operating activities	5.6	0.1

Cash flows from investing activities:
Capital expenditures	(10.0)	(5.9)
Settlement of forward exchange contracts	0.7	—
Other investing activities	0.3	0.5

Net cash from investing activities	(9.0)	(5.4)

Cash flows from financing activities:
Net change in short-term borrowings	61.9	(12.8)
Repayment of debt	(62.9)	(7.3)
Dividend payments	(1.9)	—
Sale of stock and other financing activities	(1.0)	24.3

Net cash from financing activities	(3.9)	4.2

Effect of exchange rates on cash and equivalents	0.3	(0.6)

Net change in cash and equivalents	(7.0)	(1.7)
Cash and equivalents at beginning of period	80.5	88.9

Cash and equivalents at end of period	$73.5	$87.2

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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
2. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of October 2, 2011 and January 2, 2011 on the consolidated balance sheet by fair value hierarchy level, as described below.

	Fair Value Measurements on a Recurring Basis
	As of October 2, 2011
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$1.5	$1.5	$—	$—
Available-for-sale investment	28.0	28.0	—	—

Total assets at fair value	$29.5	$29.5	$—	$—

	Fair Value Measurements on a Recurring Basis
	As of January 2, 2011
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.1	$4.1	$—	$—
Available-for-sale investment	27.8	27.8	—	—
Forward exchange contracts	0.7	—	0.7	—

Total assets at fair value	$32.6	$31.9	$0.7	$—

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
Money market funds as of October 2, 2011 represent investments in money market accounts, all of which is restricted cash that is included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds as of January 2, 2011 represent investments in money market accounts, of which $2.9 million is included in cash and equivalents and $1.2 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss of $0.6 million for the 13 weeks ended October 2, 2011 and unrealized loss of $0.4 million for the 13 weeks ended October 3, 2010 was recorded in other comprehensive income, a component of stockholders’ equity. The unrealized loss of $1.1 million for the 39 weeks ended October 2, 2011 and unrealized gain of $1.3 million for the 39 weeks ended October 3, 2010 was recorded in other comprehensive income.
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
Prior to maturity, these contracts, which were included in prepaid expenses and other current assets on the consolidated balance sheet, were valued using market exchange rates and were not designated as hedging instruments. Accordingly, gains and losses resulting from recording the foreign exchange contracts at fair value were reported in other expense, net on the consolidated statement of earnings, and amounted to a minor loss for the 39 weeks ended October 2, 2011 and gains of $0.7 million and $1.2 million, respectively, for the 13 and 39 weeks ended October 3, 2010.
The two aforementioned forward currency exchange contracts, one to buy Japanese yen with a U.S. dollar equivalent of $6.1 million and one to sell Japanese yen with a U.S. dollar equivalent of $6.8 million, matured on May 13, 2011. At October 2, 2011, the Company had no open forward foreign currency exchange contracts. At January 2, 2011, the Company had one open forward foreign currency exchange contract with an expiration date of less than one year to buy foreign currencies with a U.S. dollar equivalent of $6.1 million. The Company does not use financial instruments for trading or speculative purposes.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
3. Restructuring
Restructuring costs incurred in the third quarter and first nine months of 2010 totaled $2.8 million and $7.2 million, respectively, and primarily related to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters. Restructuring costs incurred in the third quarter and first nine months of 2011 amounted to a credit of $0.6 million and expense of $2.8 million, respectively, and primarily relate to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years. These costs were reported as a component of SG&A expenses. Total costs incurred since July 2008 for our restructuring efforts amounted to $46.4 million.
A summary of the balance sheet accrual related to the global restructuring costs follows (in millions of dollars):

Balance at beginning of year	$4.7

Amounts charged (credited) to operations	4.0
Reductions for cash payments	(1.1)

Balance at April 3, 2011	7.6

Amounts charged (credited) to operations	(0.6)
Reductions for cash payments	(0.4)

Balance at July 3, 2011	6.6

Amounts charged (credited) to operations	(0.6)
Reductions for cash payments	(0.6)

Balance at October 2, 2011	$5.4

The remaining balance of $5.4 million as of October 2, 2011 represents primarily future lease payments and is expected to be paid by 2018. On a quarterly basis, the Company reassesses the accrual associated with restructuring costs and adjusts it as necessary.
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
The interest rate applicable to borrowings under the Facility at October 2, 2011 was 200 basis points over the London InterBank Offering Rate (“LIBOR”) in addition to a facility fee of 25 basis points. LIBOR rates vary by currency. The Company may also borrow using rates based on the Prime Rate; these loans have shorter notice periods and interest periods. At October 2, 2011, the prime-rate based loans were available to the Company at the Prime Rate plus 100 basis points and a facility fee of 25 basis points.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4. Debt (continued)
At October 2, 2011, borrowings under the Facility were $5.0 million, with an interest rate of 2.48%, and the Facility had a remaining capacity of $145.0 million. In connection with the refinancing, certain of the Facility’s financial covenants and restrictions were amended and are described below, all of which were met at October 2, 2011:
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
On March 31, 2011, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to a $100 million securitization facility (“the Securitization Facility”). The amendment (i) extended the term of the Securitization Facility from 364 days to three years, (ii) reduced borrowing costs, and (iii) increased the capacity from $100 to $150 million. The Receivables Purchase Agreement will terminate December 4, 2014, unless terminated earlier pursuant to its terms.
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
As of October 2, 2011, the Securitization Facility carried $74.0 million of short-term borrowings at a rate of 1.39% and $51.4 million of SBLCs related to workers’ compensation. The interest rate applicable to borrowings under the Securitization Facility at October 2, 2011 was 55 basis points over the cost of commercial paper, in addition to a facility fee of 60 basis points. The cost of borrowings on this facility varies on a daily basis, along with the cost of commercial paper. The remaining capacity on the Facility was $24.6 million at October 2, 2011. As of January 2, 2011, the Securitization Facility carried $17.0 million of short-term borrowings at a rate of 1.57%, SBLCs related to workers’ compensation of $45.7 million and remaining capacity of $37.3 million.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
5. Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the 13 and 39 weeks ended October 2, 2011 and October 3, 2010 follows (in millions of dollars except per share data):

	13 Weeks Ended		39 Weeks Ended
	2011	2010	2011	2010

Earnings from continuing operations	$19.7	$9.6	$40.8	$11.5
Less: Earnings allocated to participating securities	(0.5)	(0.1)	(0.9)	(0.1)

Earnings from continuing operations available to common shareholders	$19.2	$9.5	$39.9	$11.4

Loss from discontinued operations	$—	$—	$(1.2)	$—
Less: Loss allocated to participating securities	—	—	—	—

Loss from discontinued operations available to common shareholders	$—	$—	$(1.2)	$—

Net earnings	$19.7	$9.6	$39.6	$11.5
Less: Earnings allocated to participating securities	(0.5)	(0.1)	(0.9)	(0.1)

Net earnings available to common shareholders	$19.2	$9.5	$38.7	$11.4

Basic earnings (loss) per share on common stock:
Earnings from continuing operations	$0.52	$0.26	$1.09	$0.32
Loss from discontinued operations	$—	$—	$(0.03)	$—
Net earnings	$0.52	$0.26	$1.05	$0.32

Diluted earnings (loss) per share on common stock:
Earnings from continuing operations	$0.52	$0.26	$1.09	$0.32
Loss from discontinued operations	$—	$—	$(0.03)	$—
Net earnings	$0.52	$0.26	$1.05	$0.32

Average common shares outstanding (millions)
Basic	36.8	36.7	36.8	35.9
Diluted	36.8	36.7	36.8	35.9
Stock options representing 0.6 million and 0.7 million shares, respectively, for the 13 weeks ended October 2, 2011 and October 3, 2010, and 0.6 million and 0.7 million shares, respectively, for the 39 weeks ended October 2, 2011 and October 3, 2010, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

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
During the third quarter of 2011, the Company made dividend payments totaling $1.9 million.
7. Other Expense, Net
Included in other income (expense), net are the following:

	13 Weeks Ended		39 Weeks Ended
	2011	2010	2011	2010
	(In millions of dollars)		(In millions of dollars)

Interest income	$0.3	$0.2	$0.8	$0.6
Interest expense	(0.7)	(1.4)	(2.6)	(4.4)
Dividend income	—	—	0.2	0.2
Foreign exchange gains (losses)	1.5	(0.3)	1.6	(1.1)
Other	(0.1)	—	(0.1)	—

Other income (expense), net	$1.0	$(1.5)	$(0.1)	$(4.7)

Included in foreign exchange gains for the 13 and 39 weeks ended October 2, 2011 is a $1.5 million gain related to the release into earnings of accumulated currency translation adjustments upon the substantially complete liquidation of certain EMEA subsidiaries. The disposals of these operations were not reported in discontinued operations due to immateriality.
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
The following tables present information about the reported revenue from services and earnings from operations of the Company for the 13 and 39 weeks ended October 2, 2011 and October 3, 2010. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	13 Weeks Ended		39 Weeks Ended
	2011	2010	2011	2010
	(In millions of dollars)		(In millions of dollars)
Revenue from Services:
Americas Commercial	$661.7	$633.3	$1,985.3	$1,781.9
Americas PT	250.8	233.6	739.1	659.1

Total Americas Commercial and PT	912.5	866.9	2,724.4	2,441.0

EMEA Commercial	261.0	228.1	751.3	642.8
EMEA PT	46.8	37.1	134.0	106.4

Total EMEA Commercial and PT	307.8	265.2	885.3	749.2

APAC Commercial	101.8	88.7	303.8	253.3
APAC PT	14.1	8.2	39.1	23.6

Total APAC Commercial and PT	115.9	96.9	342.9	276.9

OCG	80.7	64.1	222.9	179.8

Less: Intersegment revenue	(7.1)	(8.4)	(20.8)	(22.4)

Consolidated Total	$1,409.8	$1,284.7	$4,154.7	$3,624.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Segment Disclosures (continued)

	13 Weeks Ended		39 Weeks Ended
	2011	2010	2011	2010
	(In millions of dollars)		(In millions of dollars)
Earnings (Loss) from Operations:
Americas Commercial	$21.8	$23.2	$61.5	$54.3
Americas PT	12.0	13.7	30.9	34.0

Total Americas Commercial and PT	33.8	36.9	92.4	88.3

EMEA Commercial	6.5	4.8	11.1	3.9
EMEA PT	1.6	0.3	3.3	0.7

Total EMEA Commercial and PT	8.1	5.1	14.4	4.6

APAC Commercial	0.6	1.0	1.2	3.0
APAC PT	(0.1)	(0.5)	(1.6)	(1.9)

Total APAC Commercial and PT	0.5	0.5	(0.4)	1.1

OCG	(0.2)	(4.2)	(3.4)	(14.5)

Corporate	(20.1)	(24.0)	(58.0)	(58.3)

Consolidated Total	$22.1	$14.3	$45.0	$21.2

10. New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us at the beginning of fiscal 2012 and its adoption will not have any impact on our financial condition, results of operations or cash flows.
In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance will be effective for us at the beginning of fiscal 2012, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
During the third quarter of 2011, the global economic recovery continued at an uneven pace. Quarterly growth was negatively impacted by concerns over U.S. and European deficits. Within the U.S. temporary staffing industry, more than 550,000 jobs have been added since the September 2009 trough, with year-over-year growth stabilizing at approximately 8% at the end of the third quarter.
For Kelly, third quarter results reflect continued year-over-year improvement as well:
•	We achieved year-over-year revenue growth in all business segments.
•	Our gross profit rate improved slightly to 16.2% for the quarter compared to the third quarter of 2010.
•	Diluted earnings per share totaled $0.52, compared to $0.26 last year.
During the last several years, we refined our strategy by adjusting our geographic footprint, streamlining our operations and reducing expenses through restructuring actions. Going forward, we are committed to executing a business strategy that is focused on growing higher-margin PT staffing, expanding fee-based business and delivering customer-focused workforce solutions.
Results of Operations
Third Quarter

	Total Company - Third Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$1,409.8	$1,284.7	9.7%		6.1%
Fee-based income (included in revenue)	36.7	24.9	48.5		40.1
Gross profit	228.6	207.2	10.4		6.3
SG&A expenses excluding restructuring charges	207.1	190.1	9.0
Restructuring charges	(0.6)	2.8	(120.7)
Total SG&A expenses	206.5	192.9	7.1		3.0
Earnings from operations	22.1	14.3	54.7

Gross profit rate	16.2%	16.1%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.7	14.8	(0.1)
% of gross profit	90.6	91.7	(1.1)
Operating margin	1.6	1.1	0.5
The year-over-year constant currency change in revenue for the third quarter resulted from a 2% increase in hours worked, combined with a 2% increase in average bill rates on a constant currency basis and an increase in fee-based income. On a constant currency basis, revenue for the quarter increased in all business segments.

Compared to the third quarter of 2010, the gross profit rate improved slightly. The growth in fee-based income offset a decline in the temporary gross profit rate due to the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit in the U.S. The Hiring Incentives to Restore Employment (“HIRE”) Act allowed employers to receive a payroll tax benefit for hiring and retaining previously unemployed individuals. HIRE Act benefits are also available in 2011, but as an income tax credit.
Selling, general and administrative (“SG&A”) expenses increased year over year due primarily to hiring of full-time employees in prior periods. Restructuring costs in the third quarter of 2011 primarily relate to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years.
Income tax expense for the third quarter of 2011 was $3.4 million (14.6%), compared to $3.2 million (25.1%) for the third quarter of 2010. The low tax rate in 2011 is a direct result of significant employment-related tax credits, with the 2011 expense including the favorable impact of the HIRE Act retention credit and continued strong work opportunity credits. Together, these income tax credits totaled $8.6 million in 2011, compared to $2.8 million in 2010. In comparison to 2010, the 2011 tax expense also benefitted from a change in the geographic mix of earnings, offset by non-tax deductible losses from the cash surrender value of life insurance policies used to fund the Company’s deferred compensation plan. The HIRE Act retention credit is available only in 2011, and is in addition to the HIRE Act payroll tax benefits recognized in cost of services in 2010.
Diluted earnings from continuing operations per share for the third quarter of 2011 were $0.52, as compared to $0.26 for the third quarter of 2010.
Americas Commercial

	Third Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$661.7	$633.3	4.5%		3.8%
Fee-based income (included in revenue)	3.2	2.2	47.7		46.3
Gross profit	93.9	92.3	1.7		1.1
SG&A expenses	72.1	69.1	4.3		3.7
Earnings from operations	21.8	23.2	(5.9)

Gross profit rate	14.2%	14.6%	(0.4	)pts.
Expense rates:
% of revenue	10.9	10.9	—
% of gross profit	76.7	74.8	1.9
Operating margin	3.3	3.7	(0.4)
The change in Americas Commercial revenue from services reflected a 3% increase in average bill rates on a constant currency basis, combined with a 1% increase in hours worked. Americas Commercial represented 47% of total Company revenue in the third quarter of 2011 and 49% in the third quarter of 2010.
The decrease in the gross profit rate was primarily due to the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit. SG&A expenses increased due primarily to salary increases.

Americas PT

	Third Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$250.8	$233.6	7.4%		7.3%
Fee-based income (included in revenue)	3.2	2.2	48.1		47.7
Gross profit	38.0	37.2	2.0		1.9
SG&A expenses	26.0	23.5	10.6		10.4
Earnings from operations	12.0	13.7	(12.6)

Gross profit rate	15.1%	15.9%	(0.8	)pts.
Expense rates:
% of revenue	10.4	10.1	0.3
% of gross profit	68.4	63.1	5.3
Operating margin	4.8	5.9	(1.1)
The change in Americas PT revenue from services reflected a 4% increase in average bill rates on a constant currency basis, combined with a 3% increase in hours worked. Americas PT revenue represented 18% of total Company revenue in the third quarter of both 2011 and 2010.
The Americas PT gross profit rate decreased due to the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit, as well as changes in service and customer mix, partially offset by increased fee-based income. Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.
The increase in SG&A expenses was primarily due to hiring of recruiters, higher salaries and performance-based compensation in support of our PT expansion efforts.
EMEA Commercial

	Third Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$261.0	$228.1	14.4%		2.8%
Fee-based income (included in revenue)	6.5	4.5	45.2		33.1
Gross profit	42.2	37.2	13.4		1.7
SG&A expenses excluding restructuring charges	36.3	32.4	11.8
Restructuring charges	(0.6)	—	NM
Total SG&A expenses	35.7	32.4	10.0		(1.7)
Earnings from operations	6.5	4.8	36.7

Gross profit rate	16.2%	16.3%	(0.1	)pts.
Expense rates (excluding restructuring charges):
% of revenue	13.9	14.2	(0.3)
% of gross profit	86.0	87.2	(1.2)
Operating margin	2.5	2.1	0.4

The change in revenue from services in EMEA Commercial resulted from a 6% increase in average hourly bill rates on a constant currency basis, partially offset by a 3% decrease in hours worked. EMEA Commercial revenue represented 19% of total Company revenue in the third quarter of 2011 and 18% in the third quarter of 2010.
On a constant currency basis, SG&A expenses were relatively flat in comparison to the prior year. Investments in specific countries with high-growth potential were offset by the savings impact from the restructuring programs completed in prior years.
EMEA PT

	Third Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$46.8	$37.1	26.3%		14.1%
Fee-based income (included in revenue)	5.3	3.6	45.9		34.5
Gross profit	12.7	9.6	31.6		19.9
SG&A expenses	11.1	9.3	20.2		8.3
Earnings from operations	1.6	0.3	312.1

Gross profit rate	27.1%	26.0%	1.1	pts.
Expense rates:
% of revenue	23.8	25.0	(1.2)
% of gross profit	87.7	96.1	(8.4)
Operating margin	3.3	1.0	2.3
The change in revenue from services in EMEA PT resulted from a 7% increase in hours worked, combined with a 5% increase in average hourly bill rates on a constant currency basis. EMEA PT revenue represented 3% of total Company revenue in the third quarter of both 2011 and 2010.
The increase in the gross profit rate is due to increases in fee-based income. SG&A expenses increased, due to hiring of full-time employees and investments in additional branches in Russia, Germany and the U.K.
APAC Commercial

	Third Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$101.8	$88.7	14.7%		4.5%
Fee-based income (included in revenue)	3.8	3.0	28.3		17.2
Gross profit	14.7	12.4	18.8		7.6
SG&A expenses	14.1	11.4	23.5		11.4
Earnings from operations	0.6	1.0	(35.5)

Gross profit rate	14.5%	14.0%	0.5	pts.
Expense rates:
% of revenue	13.8	12.8	1.0
% of gross profit	95.7	92.0	3.7
Operating margin	0.6	1.1	(0.5)

The change in revenue from services in APAC Commercial resulted from an increase in temporary sales growth in New Zealand, Singapore and Malaysia. APAC Commercial revenue represented 7% of total Company revenue in the third quarter of both 2011 and 2010.
The change in the APAC Commercial gross profit rate was due primarily to higher growth in fee based income and the impact of exiting low-margin business in Australia. SG&A expenses increased, primarily due to higher salaries and related costs from the investment in additional full-time employees across the region.
APAC PT

	Third Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$14.1	$8.2	72.3%		58.8%
Fee-based income (included in revenue)	4.2	2.9	47.1		36.2
Gross profit	5.6	3.8	52.2		40.0
SG&A expenses	5.7	4.3	31.5		20.3
Earnings from operations	(0.1)	(0.5)	89.3

Gross profit rate	39.9%	45.2%	(5.3	)pts.
Expense rates:
% of revenue	40.4	53.0	(12.6)
% of gross profit	101.2	117.1	(15.9)
Operating margin	(0.5)	(7.7)	7.2
The change in revenue from services in APAC PT primarily resulted from an increase in temporary sales growth in Australia and India. APAC PT revenue represented 1% of total Company revenue in the third quarter of both 2011 and 2010.
The change in the APAC PT gross profit rate was due to the decline in fee-based income as a percentage of total revenue from services. SG&A expenses increased, due to hiring of permanent placement recruiters and increases in incentive-based compensation.
OCG

	Third Quarter
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$80.7	$64.1	25.9%		24.4%
Fee-based income (included in revenue)	10.5	6.6	60.3		53.6
Gross profit	22.2	15.4	44.1		40.4
SG&A expenses	22.4	19.6	14.5		10.8
Earnings from operations	(0.2)	(4.2)	94.0

Gross profit rate	27.5%	24.0%	3.5	pts.
Expense rates:
% of revenue	27.8	30.5	(2.7)
% of gross profit	101.1	127.2	(26.1)
Operating margin	(0.3)	(6.5)	6.2

Revenue from services in the OCG segment for the third quarter of 2011 increased in the Americas and EMEA regions, due primarily to growth in our BPO, RPO and CWO practices. OCG revenue represented 6% of total Company revenue in the third quarter of 2011 and 5% in the third quarter of 2010.
The OCG gross profit rate increased primarily due to increased volume mix in the RPO and CWO practice areas. The increase in SG&A expenses is primarily the result of support costs associated with new customer programs, as well as higher volumes on existing programs, in our RPO and CWO practice areas.
Results of Operations
September Year to Date

	Total Company - September Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$4,154.7	$3,624.5	14.6%		11.2%
Fee-based income (included in revenue)	104.2	73.0	43.1		34.9
Gross profit	666.9	578.1	15.4		11.4
SG&A expenses excluding restructuring charges	619.1	548.2	12.9
Restructuring charges	2.8	7.2	(61.7)
Total SG&A expenses	621.9	555.4	12.0		8.0
Asset impairments	—	1.5	(100.0)
Earnings from operations	45.0	21.2	112.3

Gross profit rate	16.1%	16.0%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.9	15.1	(0.2)
% of gross profit	92.8	94.8	(2.0)
Operating margin	1.1	0.6	0.5
The year-over-year change in revenue for the first nine months of 2011 resulted primarily from a 9% increase in hours worked. On a constant currency basis, revenue for the first nine months increased in all business segments.
Compared to the first nine months of 2010, the gross profit rate improved slightly. The growth in fee-based income offset a decline in the temporary gross profit rate due to the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit in the U.S. The HIRE Act allowed employers to receive a payroll tax benefit for hiring and retaining previously unemployed individuals. HIRE Act benefits are also available in 2011, but as an income tax credit.
SG&A expenses increased year over year due primarily to hiring of full-time employees and increased incentive compensation. Restructuring costs incurred in the first nine months of 2011 primarily relate to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years. Restructuring costs incurred in the first nine months of 2010 primarily related to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters.

Income tax expense for the first nine months of 2011 was $4.1 million (9.1%), compared to $5.0 million (30.6%) for the first nine months of 2010. The low tax rate in 2011 is a direct result of significant employment-related tax credits, with the 2011 expense including the favorable impact of the HIRE Act retention credit and continued strong work opportunity credits. Together, these income tax credits totaled $20.6 million in 2011, compared to $6.9 million in 2010. In comparison to 2010, the 2011 tax expense also benefitted from a change in the geographic mix of earnings, offset by non-tax deductible losses from the cash surrender value of life insurance policies used to fund the Company’s deferred compensation plan. The HIRE Act retention credit is available only in 2011, and is in addition to the HIRE Act payroll tax benefits recognized in cost of services in 2010.
Included in earnings from continuing operations were restructuring charges of $2.8 million, net of tax, for the first nine months of 2011 and $5.4 million, net of tax, for the first nine months of 2010.
Diluted earnings from continuing operations per share for the first nine months of 2011 were $1.09, as compared to $0.32 for the first nine months of 2010.
Discontinued operations in the first nine months of 2011 represents costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.
Americas Commercial

	September Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$1,985.3	$1,781.9	11.4%		10.7%
Fee-based income (included in revenue)	8.8	6.5	36.9		35.3
Gross profit	280.1	256.5	9.2		8.5
SG&A expenses excluding restructuring charges	218.6	201.9	8.3
Restructuring charges	—	0.3	(100.0)
Total SG&A expenses	218.6	202.2	8.1		7.5
Earnings from operations	61.5	54.3	13.3

Gross profit rate	14.1%	14.4%	(0.3	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.0	11.3	(0.3)
% of gross profit	78.0	78.7	(0.7)
Operating margin	3.1	3.1	—
The change in Americas Commercial revenue from services reflected a 10% increase in hours. Americas Commercial represented 48% of total Company revenue in the first nine months of 2011 and 49% in the first nine months of 2010.
The decrease in the gross profit rate was due primarily to the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit. SG&A expenses increased due to higher salaries related to merit increases and incentive compensation.

Americas PT

	September Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$739.1	$659.1	12.1%		12.0%
Fee-based income (included in revenue)	9.7	6.7	45.2		44.9
Gross profit	110.1	103.2	6.6		6.5
Total SG&A expenses	79.2	69.2	14.4		14.2
Earnings from operations	30.9	34.0	(9.1)

Gross profit rate	14.9%	15.7%	(0.8	)pts.
Expense rates:
% of revenue	10.7	10.5	0.2
% of gross profit	71.9	67.0	4.9
Operating margin	4.2	5.2	(1.0)
The change in Americas PT revenue from services reflected an increase in hours worked of 9%, combined with a 3% increase in average bill rates on a constant currency basis. Americas PT revenue represented 18% of total Company revenue in the first nine months of both 2011 and 2010.
The Americas PT gross profit rate decreased primarily due to mix, as we continue to experience stronger growth in the lower-margin PT businesses, along with the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit. The increase in SG&A expenses was primarily due to hiring of recruiters, higher salaries and performance-based compensation in support of our PT expansion efforts.
EMEA Commercial

	September Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$751.3	$642.8	16.9%		6.5%
Fee-based income (included in revenue)	18.9	14.4	30.9		20.0
Gross profit	121.8	103.8	17.3		6.6
SG&A expenses excluding restructuring charges	107.9	95.7	12.7
Restructuring charges	2.8	2.7	4.0
Total SG&A expenses	110.7	98.4	12.5		2.2
Asset Impairments	—	1.5	(100.0)
Earnings from operations	11.1	3.9	187.7

Gross profit rate	16.2%	16.1%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.4	14.9	(0.5)
% of gross profit	88.6	92.2	(3.6)
Operating margin	1.5	0.6	0.9
The change in revenue from services in EMEA Commercial resulted from a 6% increase in average hourly bill rates on a constant currency basis. EMEA Commercial revenue represented 18% of total Company revenue in the first nine months of both 2011 and 2010.

The increase in SG&A expenses was due to increased hiring of full-time employees in specific countries with identified high-growth potential.
EMEA PT

	September Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$134.0	$106.4	26.0%		15.4%
Fee-based income (included in revenue)	15.0	11.2	32.8		22.5
Gross profit	36.1	28.3	26.9		16.7
SG&A expenses	32.8	27.6	19.0		8.5
Earnings from operations	3.3	0.7	289.0

Gross profit rate	26.9%	26.7%	0.2	pts.
Expense rates:
% of revenue	24.5	25.9	(1.4)
% of gross profit	91.0	97.1	(6.1)
Operating margin	2.4	0.8	1.6
The change in revenue from services in EMEA PT resulted from an 11% increase in hours worked, combined with a 3% increase in average hourly bill rates on a constant currency basis. EMEA PT revenue represented 3% of total Company revenue in the first nine months of both 2011 and 2010.
The change in the EMEA PT gross profit rate was primarily due to an increase in fee-based income. SG&A expenses increased due to hiring of full-time employees and investments in additional branches in Russia, Germany and the U.K.
APAC Commercial

	September Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$303.8	$253.3	19.9%		8.9%
Fee-based income (included in revenue)	11.0	8.5	30.4		18.4
Gross profit	42.5	35.5	19.9		8.1
SG&A expenses excluding restructuring charges	41.3	32.0	29.1
Restructuring charges	—	0.5	(100.0)
Total SG&A expenses	41.3	32.5	26.9		14.2
Earnings from operations	1.2	3.0	(58.8)

Gross profit rate	14.0%	14.0%	—	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.6	12.6	1.0
% of gross profit	97.2	90.3	6.9
Operating margin	0.4	1.2	(0.8)
The change in revenue from services in APAC Commercial resulted from an increase in temporary sales growth in Australia, Singapore and Malaysia. APAC Commercial revenue represented 7% of total Company revenue in the first nine months of both 2011 and 2010.

SG&A expenses increased, primarily due to higher salaries and related costs from the investment in additional full-time employees across the region.
APAC PT

	September Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$39.1	$23.6	65.5%		52.1%
Fee-based income (included in revenue)	12.2	7.6	63.1		50.3
Gross profit	16.2	10.1	61.5		48.1
SG&A expenses	17.8	12.0	48.9		36.1
Earnings from operations	(1.6)	(1.9)	15.7

Gross profit rate	41.5%	42.5%	(1.0	)pts.
Expense rates:
% of revenue	45.7	50.8	(5.1)
% of gross profit	110.2	119.6	(9.4)
Operating margin	(4.2)	(8.3)	4.1
The change in revenue from services in APAC PT resulted primarily from an increase in temporary sales growth in Australia and India. APAC PT revenue represented 1% of total Company revenue in the first nine months of both 2011 and 2010.
The change in the APAC PT gross profit rate was due primarily to changes in temporary business mix with higher volume in the IT divisions. SG&A expenses increased, due to hiring of permanent placement recruiters and increases in incentive-based compensation.
OCG

	September Year to Date
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$222.9	$179.8	24.0%		22.6%
Fee-based income (included in revenue)	28.7	18.3	57.0		50.8
Gross profit	62.1	42.4	46.7		43.3
SG&A expenses excluding restructuring charges	65.5	56.8	15.4
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	65.5	56.9	15.3		11.7
Earnings from operations	(3.4)	(14.5)	76.1

Gross profit rate	27.8%	23.5%	4.3	pts.
Expense rates (excluding restructuring charges):
% of revenue	29.4	31.6	(2.2)
% of gross profit	105.6	134.3	(28.7)
Operating margin	(1.6)	(8.1)	6.5
Revenue from services in the OCG segment for the first nine months of 2011 increased in the Americas, EMEA and APAC regions, due primarily to growth in our BPO, RPO and CWO practices. OCG revenue represented 5% of total Company revenue in the first nine months of both 2011 and 2010.

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
Cash and Equivalents
Cash and equivalents totaled $74 million at the end of the third quarter of 2011 and $80 million at year-end 2010. As further described below, we generated $6 million in cash from operating activities, used $9 million of cash for investing activities and used $4 million of cash for financing activities.
Operating Activities
In the first nine months of 2011, we generated $6 million in cash from operating activities, as compared to generating less than $1 million in the first nine months of 2010. The increase in cash generated was due to improved operating results in 2011, somewhat offset by high working capital requirements related to the growth in operations.
Trade accounts receivable totaled $940 million at the end of the third quarter of 2011. Global days sales outstanding were 52 days at the end of the third quarter of both 2011 and 2010.
Our working capital position was $413 million at the end of the third quarter of 2011, an increase of $45 million from year-end 2010. The current ratio was 1.6 at the end of the third quarter of 2011 and at year-end 2010.
Investing Activities
In the first nine months of 2011, we used $9 million of cash for investing activities, compared to $5 million in the first nine months of 2010. Capital expenditures in both years relate primarily to the Company’s information technology programs.
In the second quarter of 2011, the Company’s remaining two Japanese yen-denominated forward foreign currency contracts matured. The settlement of the contracts resulted in net proceeds of $0.7 million to the Company. As of October 2, 2011, the Company had no open forward foreign currency exchange contracts.
Financing Activities
In the first nine months of 2011, we used $4 million of cash for financing activities, compared to generating $4 million in the first nine months of 2010. Debt totaled $79 million at the end of the third quarter of 2011 and at year-end 2010. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 10.7% at the end of the third quarter of 2011 and 11.2% at year-end 2010.
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

During the third quarter of 2011, we made dividend payments of $2 million.
Included in financing activities during the first nine months of 2010 was $24 million related to the sale of 1,576,169 shares of Kelly’s Class A common stock to Temp Holdings. The shares were sold in a private transaction at $15.42 per share, which was the average of the closing prices of the Class A common stock for the five days from May 3, 2010 through May 7, 2010, and represented 4.8 percent of the outstanding Class A shares after the completion of the sale.
New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of the Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
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
We utilize intercompany loans, dividends, capital contributions and redemptions, and a multi-national cash pool to effectively manage our cash on a global basis. At the present time, we do not have plans to repatriate the majority of our international excess cash balances. As our business recovers, we expect this international cash will be needed to fund working capital growth in our local operations. The majority of our international cash was invested in our cash pool and was available to fund general corporate needs.
We manage our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate, as we did during the third quarter of 2011. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the cash pool first, and then access our borrowing facilities.
As of October 2, 2011, we had $145 million of available capacity on our $150 million revolving credit facility and $25 million of available capacity on our $150 million securitization facility. The securitization facility carried $74 million of short-term borrowings and $51 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our anticipated working capital needs, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, our ability to achieve our business strategy, including our ability to successfully expand into new markets and service lines, material changes in demand from or loss of large corporate customers, impairment charges initiated by adverse industry or market developments, unexpected termination of customer contracts, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits, liability for improper disclosure of sensitive or private employee information, unexpected changes in claim trends on workers’ compensation and benefit plans, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to retain the services of our senior management, local management and field personnel, the impact of changes in laws and regulations (including federal, state and international tax laws and the upcoming expiration of the U.S. work opportunity credit program), the net financial impact of recent U.S. healthcare legislation on our business, and risks associated with conducting business in foreign countries, including foreign currency fluctuations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies. We may also utilize local currency-denominated borrowings.
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have a material impact on 2011 third quarter earnings.
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
(c) Issuer Repurchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

July 4, 2011 through August 7, 2011	949	$15.29	—	$—

August 8, 2011 through September 4, 2011	—	—	—	$—

September 5, 2011 through October 2, 2011	801	12.33	—	$—

Total	1,750	$13.93	—

We may reacquire shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 1,750 shares were reacquired in transactions during the quarter.

Item 6.	Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 32 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.
Date: November 9, 2011
/s/ Patricia Little
Patricia Little
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 9, 2011

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