Form 10-K
period 2012-01-01
KELLY SERVICES INC
filed 2012-02-16
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 0-1088
KELLY SERVICES, INC.
(Exact Name of Registrant as specified in its Charter)

Delaware	38-1510762

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

999 West Big Beaver Road, Troy, Michigan	48084

(Address of Principal Executive Office)	(Zip Code)
(248) 362-4444
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Class A Common Class B Common	Name of each exchange on which registered NASDAQ Global Market NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $487,710,754.
Registrant had 33,459,401 shares of Class A and 3,454,485 of Class B common stock, par value $1.00, outstanding as of February 6, 2012.
Documents Incorporated by Reference
The proxy statement of the registrant with respect to its 2012 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I
Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.
ITEM 1. BUSINESS.
History and Development of Business
Founded by William R. Kelly in 1946, Kelly Services® has developed innovative workforce solutions for customers in a variety of industries throughout our 65-year history. Our range of solutions has grown steadily over the years to match the expanding needs of our customers.
We have evolved from a United States-based company concentrating primarily on traditional office staffing into a global workforce solutions leader with a breadth of specialty businesses. We currently assign professional and technical employees in the fields of education, legal, health care, and creative services, while ranking as one of the world’s largest scientific staffing providers, and among the leaders in information technology, engineering and financial staffing. These specialty service lines complement our expertise in office services, contact center, light industrial and electronic assembly staffing. As the human capital arena has become more complex, we have also developed a suite of innovative solutions to help customers manage their flexible workforce. We offer outsourcing, consulting, recruitment, career transition and vendor management services.
Geographic Breadth of Services
Headquartered in Troy, Michigan, we provide temporary employment for approximately 550,000 employees annually to a variety of customers around the globe — including nearly 90 percent of the Fortune 500 companies.
Kelly’s workforce solutions are provided to a diversified group of customers in three regions: the Americas, Europe, the Middle East, and Africa (“EMEA”), and Asia Pacific (“APAC”).
Description of Business Segments
Our operations are divided into seven principal business segments: Americas Commercial, Americas Professional and Technical (“Americas PT”), EMEA Commercial, EMEA Professional and Technical (“EMEA PT”), APAC Commercial, APAC Professional and Technical (“APAC PT”) and the Outsourcing and Consulting Group (“OCG”).
Americas Commercial
Our Americas Commercial segment includes: Kelly Office Services™, offering trained employees who work in word processing, data entry and as administrative support staff; KellyConnect®, providing staff for contact centers, technical support hotlines and telemarketing units; Kelly Educational Staffing®, the first nationwide program supplying qualified substitute teachers; Kelly Marketing Services, including support staff for seminars, sales and trade shows; Kelly Electronic Assembly Services®, providing technicians to serve the technology, aerospace and pharmaceutical industries; Kelly Light Industrial Services®, placing maintenance workers, material handlers and assemblers; KellySelect, a temporary to full-time service that provides both customers and temporary staff the opportunity to evaluate their relationship before making a full-time employment decision; and KellyDirect®, a direct-hire placement service used across all staffing business units.

Americas PT
Our Americas PT segment includes a number of industry-specific services: Kelly Scientific Resources®, a leading provider of scientific and clinical research workforce solutions; Kelly Engineering Resources®, supplying engineering professionals across all disciplines including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Kelly IT Resources®, placing information technology specialists across all IT disciplines; CGR/seven, placing employees in creative services positions; Kelly Financial Resources®, serving the needs of corporate finance departments, accounting firms and financial institutions with professional personnel; Kelly Government Solutions, providing a full spectrum of talent management solutions to the U.S. federal government; Kelly Healthcare Resources®, providing all levels of healthcare specialists and professionals for work in hospitals, ambulatory care centers, HMOs and other health insurance companies; and Kelly Law Registry®, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists and legal administrators. Our temporary-to-hire service, KellySelect, and direct-hire placement service, KellyDirect, are also offered in this segment.
EMEA Commercial
Our EMEA Commercial segment provides a similar range of commercial staffing services as described for our Americas Commercial segment above, including: Kelly Office Services, KellyConnect, Kelly Light Industrial Services and KellySelect. Additional service areas of focus include Kelly Catering and Hospitality, providing chefs, porters and hospitality representatives; and Kelly Industrial, supplying manual workers to semi-skilled professionals in a variety of trade, non-trade and operational positions.
EMEA PT
Our EMEA PT segment provides many of the same services as described for our Americas PT segment, including: Kelly Engineering Resources, Kelly Financial Resources, Kelly Healthcare Resources, Kelly IT Resources and Kelly Scientific Resources.
APAC Commercial
Our APAC Commercial segment offers a similar range of commercial staffing services as described for our Americas and EMEA Commercial segments above, through staffing solutions that include permanent placement, temporary staffing, temporary to full-time staffing and vendor on-site management.
APAC PT
Our APAC PT segment provides many of the same services as described for our Americas and EMEA PT segments, including: Kelly Engineering Resources, Kelly IT Resources and Kelly Scientific Resources. Additional service areas include Kelly Selection and Kelly Executive (Australia and New Zealand only), which offer mid- to senior-level search and selection of leaders in core practice areas such as HR, Sales and Marketing, Finance, Procurement and General Management.
OCG
Kelly’s OCG segment delivers integrated talent management solutions configured to satisfy our customers’ needs across multiple regions, skill sets and the entire spectrum of human resources. Services in this segment include: Recruitment Process Outsourcing (“RPO”), offering end-to-end talent acquisition solutions, including customized recruitment projects; Contingent Workforce Outsourcing (“CWO”), providing globally managed service solutions that integrate supplier and vendor management technology partners to optimize contingent workforce spend; Independent Contractor Solutions, delivering evaluation, classification and risk management services that enable safe access to this critical talent pool; Payroll Process Outsourcing (“PPO”), providing centralized payroll processing solutions globally for our customers; Business Process Outsourcing (“BPO”), offering full staffing and operational management of non-core functions or departments; Career Transition & Organizational Effectiveness, offering a range of custom solutions to maintain effective operations and maximize employee motivation and performance in the wake of corporate restructurings; and Executive Search, providing leadership in executive placement in various regions throughout the world.
Financial information regarding our industry segments is included in the Segment Disclosures note to our consolidated financial statements presented in Part II, Item 8 of this report.

Business Objectives
Kelly’s philosophy is rooted in our conviction that we can and do make a difference on a daily basis — for our customers, in the lives of our employees, in the local communities we serve and in our industry. Our vision is “To provide the world’s best workforce solutions.” We aspire to be a strategic business partner to our customers, and strive to assist them in operating efficient, profitable organizations. Our consultative approach to customer relationships leverages a collective expertise spanning 65 years of thought leadership, while Kelly solutions are customizable to benefit them on any scope or scale required.
As the use of contingent labor, consultants, and independent contractors becomes more prevalent and critical to the ongoing success of our customer base, our core competencies are refined to help them realize their respective business objectives. Kelly offers a comprehensive array of outsourcing and consulting services, as well as world-class staffing on a temporary, temp-to-hire and direct placement basis. Kelly will continue to deliver the strategic expertise our customers need to transform their workforce management challenges into opportunities.
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
Customers
We are not dependent on any single customer, or a limited segment of customers. In 2011, an estimated 50% of total Company revenue was attributed to 100 large customers. Our largest single customer accounted for approximately four percent of total revenue in 2011.
Government Contracts
Although we conduct business under various federal, state, and local government contracts, they do not account for a significant portion of our business.
Competition
The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2011, our largest competitors were Allegis Group, Adecco S.A, Manpower Inc., Robert Half International, Inc. and Randstad Holding N.V.
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
Quality of service is highly dependent on the availability of qualified, competent temporary employees, and our ability to recruit, screen, train, retain, and manage a pool of employees who match the skills required by particular customers. During an economic downturn, we must balance competitive pricing pressures with the need to retain a qualified workforce. Price competition in the staffing industry is intense — particularly for office clerical and light industrial personnel — and pricing pressure from customers and competitors continues to be significant.
Environmental Concerns
Because we are involved in a service business, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact us.
Employees
We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 7,100 staff members in our international network of branch offices. In 2011, we assigned approximately 550,000 temporary employees to a variety of customers around the globe.
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
The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies. While the majority of our competitors are significantly smaller than us, several competitors, including Allegis Group, Adecco S.A, Manpower Inc., Robert Half International, Inc. and Randstad Holding N.V., have substantial marketing and financial resources. In particular, Adecco S.A, Manpower Inc. and Randstad Holding N.V. are considerably larger than we are and, thus, have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.
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
Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. Significant swings in economic activity historically have had a disproportionate impact on staffing industry volumes. We may also experience more competitive pricing pressure during periods of economic downturn. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or certain other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.
We may not achieve the intended effects of our business strategy.
Our business strategy focuses on improving profitability through scale and specialization, particularly with our professional and technical and OCG businesses. We have also implemented steps to increase our operating efficiency in our commercial staffing markets, grow our higher margin specialty staffing and grow our outsourcing and consulting business. We plan to implement cost-efficient service delivery models to enable local teams to focus on profit-generating activities and relationships. If we are not successful in achieving these objectives, our revenues, costs and overall profitability could be negatively affected. If we are unable to execute our business strategy effectively, our productivity and cost competitiveness could be negatively affected.
Our loss of major customers or the deterioration of their financial condition or prospects could have a material adverse effect on our business.
Our business strategy is focused on serving large corporate customers through high volume global service agreements. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. In addition, some of our customers are in industries, such as the automotive and manufacturing industries, that have experienced adverse business and financial conditions in recent years. The deterioration of the financial condition or business prospects of these customers could reduce their need for temporary employment services and result in a significant decrease in the revenues and earnings we derive from these customers. The bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements.

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
We may be exposed to employment-related claims and losses, including class action lawsuits and collective actions, which could have a material adverse effect on our business.
We employ and assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:
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

We are also subject to potential risks relating to misuse of customer proprietary information, misappropriation of funds, damage to customer facilities due to negligence of temporary employees, criminal activity and other similar claims. We may incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. In the U.S. and certain other countries in which we operate, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. Although we maintain insurance in types and amounts we believe are appropriate in light of the aforementioned exposures, there can also be no assurance that such insurance policies will remain available on reasonable terms or be sufficient in amount or scope of coverage.
Improper disclosure of sensitive or private information could result in liability and damage our reputation.
Our business involves the use, storage and transmission of information about full-time and temporary employees. Additionally, our employees may have access or exposure to customer data and systems, the misuse of which could result in legal liability. We are dependent on the security provisions of vendors who have custodial control of our data. We have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over personal and other data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, additional compliance costs or damage to our reputation in the marketplace.
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
Failure to maintain specified financial covenants in our bank credit facilities, or credit market events beyond our control, could adversely restrict our financial and operating flexibility and subject us to other risks, including risk of loss of access to capital markets.
Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2011, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt note in the footnotes to the consolidated financial statements), may not be assured. If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility. If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.
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
In the fourth quarter of 2004, we commenced our PeopleSoft project to replace our payroll, billing and accounts receivable information systems in the United States, Canada, Puerto Rico, the United Kingdom and Ireland. To date we have several modules in production including accounts receivable in all locations, payroll in Canada, payroll and billing in the United Kingdom and Ireland and general ledger and fixed assets in the U.S., Puerto Rico and Canada. We anticipate spending approximately $20 to $25 million from 2012 through 2015 to complete the PeopleSoft project. Although the technology is intended to increase productivity and operating efficiencies, the PeopleSoft project may not yield its intended results. Any delays in completing, or an inability to successfully complete, this technology initiative or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition. There is also a risk that if the remaining modules are not completed or the cost of completion is prohibitive, an impairment charge relating to all or a portion of the $4.8 million capitalized cost of the in-process modules as of January 1, 2012 could be required.
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
The temporary employment industry is heavily regulated in many of the countries in which we operate. Changes in laws or government regulations may result in prohibition or restriction of certain types of employment services we are permitted to offer or the imposition of new or additional benefit, licensing or tax requirements that could reduce our revenues and earnings. In particular, we are subject to state unemployment taxes in the U.S. which typically increase during periods of increased levels of unemployment. We also receive benefits, such as the work opportunity credit in the U.S., that regularly expire and may not be reinstated. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover increased costs as a result of any changes in laws or government regulations. Any future changes in laws or government regulations, or interpretations thereof, may make it more difficult or expensive for us to provide staffing services and could have a material adverse effect on our business, financial condition and results of operations.
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
We conduct our business in all major staffing markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:
•	fluctuations in currency exchange rates;
•	varying economic and political conditions;
•	differences in cultures and business practices;
•	differences in employment and tax laws and regulations;
•	differences in accounting and reporting requirements;
•	changing and, in some cases, complex or ambiguous laws and regulations; and
•	litigation and claims.
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
Terence E. Adderley, the Chairman of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 93% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. Mr. Adderley is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all members of the Board of Directors.
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
Branch office business is conducted in leased premises with the majority of leases being fixed for terms of generally three to five years in the United States and Canada and five to ten years outside the United States and Canada. We own virtually all of the office furniture and the equipment used in our corporate headquarters and branch offices.
ITEM 3. LEGAL PROCEEDINGS.
The Company is awaiting final court approval of a settlement of a single class action, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc. pending in the Superior Court of California, Los Angeles, which involves a claim for monetary damages by current and former temporary employees in the State of California. The claims are related to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. A $1.2 million after tax charge relating to the settlement was recognized in discontinued operations during the second quarter 2011.
During the fourth quarter of 2011, the Company paid $1.9 million to settle a previous legal matter, Sullivan v. Kelly Services, Inc., which had been pending in the U.S. District Court Southern District of California. The Company established a reserve for this case in 2010.
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
Disclosure of Certain IRS Penalties
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividends
Our Class A and Class B common stock is traded on the NASDAQ Global Market under the symbols “KELYA” and “KELYB,” respectively. The high and low selling prices for our Class A common stock and Class B common stock as quoted by the NASDAQ Global Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported in the table below. Payments of dividends are restricted by the financial covenants contained in our debt facilities, as described in the Debt footnote to the consolidated financial statements.

	Per share amounts (in dollars)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2011
Class A common
High	$22.99	$21.41	$17.58	$17.00	$22.99
Low	17.50	14.61	10.95	10.77	10.77

Class B common
High	22.99	21.30	16.70	17.12	22.99
Low	18.10	14.53	12.23	11.26	11.26

Dividends	—	—	0.05	0.05	0.10

2010
Class A common
High	$18.02	$18.93	$16.28	$20.29	$20.29
Low	11.80	12.80	10.07	11.70	10.07

Class B common
High	17.56	18.54	14.40	20.90	20.90
Low	10.66	13.16	10.45	10.51	10.45

Dividends	—	—	—	—	—
Holders
The number of holders of record of our Class A and Class B common stock were approximately 8,600 and 300, respectively, as of February 6, 2012.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number	(or Approximate
			of Shares (or	Dollar Value) of
	Total Number	Average	Units) Purchased	Shares (or Units)
	of Shares	Price Paid	as Part of Publicly	That May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
				(in millions of dollars)
October 3, 2011 through November 6, 2011	261	$15.29	—	$—

November 7, 2011 through December 4, 2011	28,975	14.23	—	—

December 5, 2011 through January 1, 2012	1,137	14.10	—	—

Total	30,373	$14.23	—

We may reacquire shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 30,373 shares were reacquired during the Company’s fourth quarter.

Performance Graph
The following graph compares the cumulative total return of our Class A common stock with that of the S&P 600 SmallCap Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2011. The graph assumes an investment of $100 on December 31, 2006 and that all dividends were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2006 — December 31, 2011

	2006	2007	2008	2009	2010	2011
Kelly Services, Inc.	$100.00	$65.87	$47.41	$43.48	$68.51	$50.19
S&P SmallCap 600 Index	$100.00	$99.70	$68.72	$86.28	$108.98	$108.73
S&P 1500 Human Resources and Employment Services Index	$100.00	$76.32	$49.10	$67.86	$78.49	$66.30

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

(In millions except per share amounts)	2011	2010 (2)	2009 (1,2)	2008 (2)	2007

Revenue from services	$5,551.0	$4,950.3	$4,314.8	$5,517.3	$5,667.6
Earnings (loss) from continuing operations	64.9	26.1	(105.1)	(81.7)	53.7
(Loss) earnings from discontinued operations, net of tax (3)	(1.2)	—	0.6	(0.5)	7.3
Net earnings (loss)	63.7	26.1	(104.5)	(82.2)	61.0

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	1.72	0.71	(3.01)	(2.35)	1.46
(Loss) earnings from discontinued operations	(0.03)	—	0.02	(0.02)	0.20
Net earnings (loss)	1.69	0.71	(3.00)	(2.37)	1.65

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	1.72	0.71	(3.01)	(2.35)	1.45
(Loss) earnings from discontinued operations	(0.03)	—	0.02	(0.02)	0.20
Net earnings (loss)	1.69	0.71	(3.00)	(2.37)	1.65

Dividends per share
Classes A and B common	0.10	—	—	0.54	0.52

Working capital	417.0	367.6	357.6	427.4	478.6
Total assets	1,541.7	1,368.4	1,312.5	1,457.3	1,574.0
Total noncurrent liabilities	168.3	153.6	205.3	203.8	200.5

(1)	Fiscal year included 53 weeks.

(2)	Included in results of continuing operations are asset impairments of $2.0 million in 2010, $53.1 million in 2009 and $80.5 million in 2008.

(3)	Kelly Home Care (“KHC”) was sold effective March 31, 2007 for an after-tax gain of $6.2 million. Additionally, Kelly Staff Leasing (“KSL”) was sold effective December 31, 2006 for an after-tax gain of $2.3 million. In accordance with the Discontinued Operations Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, the gains on the sales as well as KHC’s and KSL’s results of operations for the current and prior periods have been reported as discontinued operations in the Company’s consolidated statements of earnings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
The U.S. and global economies slowly strengthened during 2011. For the year, more than 1.8 million jobs were created in the U.S., the best performance in five years. Moreover, positive trends within the U.S. labor market continue to favor the staffing industry. Within the U.S. staffing industry, more than 650,000 jobs have been added since the recovery began in September 2009, and the temporary help penetration rate (the percentage of staffing jobs to total nonfarm jobs in the U.S.) has grown steadily for the past six months, concluding the year at 1.81%. We are encouraged by the positive economic and industry trends, which should lead to greater demand for our services.
For Kelly, the strengthening trends are reflected in our 2011 fiscal year results:
•	We achieved year-over-year revenue growth in all business segments.
•	Operating earnings increased by over 50%, due to improved operational leverage.
•	Year over year, OCG revenue increased 25% and results from operations improved by $15 million.
•	Diluted earnings per share totaled $1.69 compared to $0.71 last year.
•	We reinstated the Company dividend to stockholders during the third quarter.
Our financial results were also enhanced by a very favorable tax rate. Work opportunity and HIRE Act tax credits provided over $28 million of combined benefit in 2011. Because both of these tax credit programs have expired, and it is uncertain if or when the work opportunity credit program will be reinstated, we expect our tax rate to be much higher in 2012.
Kelly operates in a highly cyclical industry, which is very dependent on the global economy. Despite economic, geopolitical and other challenges we faced during the year, Kelly demonstrated its resolve to improve its financial performance and strategic position in the marketplace. We are encouraged by the trends this year, but current economic conditions across Europe are a concern. Looking forward, we remain committed to executing a business strategy that is aligned with the evolving workforce – one that is focused on growing higher-margin PT staffing, expanding fee-based business and delivering customer-focused workforce solutions.
Results of Operations
2011 versus 2010

	Total Company
					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$5,551.0	$4,950.3	12.1%		9.6%
Fee-based income (included in revenue)	138.0	99.0	39.4		33.4
Gross profit	894.1	794.5	12.5		9.6
SG&A expenses excluding restructuring charges	833.6	747.2	11.6
Restructuring charges	2.8	7.2	(61.7)
Total SG&A expenses	836.4	754.4	10.9		7.9
Asset impairments	—	2.0	(100.0)
Earnings from operations	57.7	38.1	51.4

Gross profit rate	16.1%	16.0%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.0	15.1	(0.1)
% of gross profit	93.2	94.0	(0.8)
Operating margin	1.0	0.8	0.2

The year-over-year change in revenue resulted primarily from a 7% increase in hours worked, combined with a 2% increase in average bill rates on a constant currency basis. On a constant currency basis, revenue increased in all business segments.
Compared to 2010, the 2011 gross profit rate improved slightly. The growth in fee-based income offset a decline in the temporary staffing gross profit rate due to the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit in the U.S. The Hiring Incentives to Restore Employment (“HIRE”) Act, which allowed employers to receive tax incentives for hiring and retaining previously unemployed individuals, resulted in a benefit to our gross profit of $21 million in 2010. HIRE Act benefits were also available in 2011, but as an income tax credit, rather than a benefit to the Company’s gross profit.
Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.
Selling, general and administrative (“SG&A”) expenses increased year over year due primarily to higher compensation costs. During the year we have hired full-time employees, primarily in our PT and OCG businesses, reinstated certain retirement benefits and merit increase programs and increased incentive-based compensation. Restructuring costs incurred in 2011 primarily relate to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years. Restructuring costs incurred in 2010 primarily related to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters.
Income tax benefit for 2011 was $7.3 million (-12.6%), compared to income tax expense of $6.6 million (20.2%) for 2010. The income tax benefit in 2011 was largely impacted by significant employment-related income tax credits, including the favorable impact of the HIRE Act retention credit ($11 million) and continued strong work opportunity credits ($17 million). Together, these income tax credits totaled $28.5 million in 2011, compared to $11.7 million in 2010. The Company also determined that for tax reporting purposes it was eligible for worthless stock deductions related to foreign subsidiaries, which provided U.S. federal and state benefits of $8.4 million in 2011, compared to $1.0 million in 2010. The HIRE Act retention credit is available only in 2011, and is in addition to the HIRE Act payroll tax benefits recognized in cost of services in 2010. The work opportunity credit program expired at the end of 2011, and it is uncertain if or when it will be reinstated.
Included in earnings from continuing operations were restructuring charges of $2.8 million, net of tax, for 2011 and $5.4 million, net of tax, for 2010. Diluted earnings from continuing operations per share for 2011 were $1.72, as compared to $0.71 for 2010. Discontinued operations in 2011 represents costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Americas Commercial

					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$2,660.9	$2,428.2	9.6%		9.2%
Fee-based income (included in revenue)	12.0	8.8	38.1		37.0
Gross profit	377.0	354.9	6.2		5.8
SG&A expenses excluding restructuring charges	293.1	275.3	6.5
Restructuring charges	—	0.3	(100.0)
Total SG&A expenses	293.1	275.6	6.3		6.0
Earnings from operations	83.9	79.3	5.9

Gross profit rate	14.2%	14.6%	(0.4	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.0	11.3	(0.3)
% of gross profit	77.7	77.5	0.2
Operating margin	3.2	3.3	(0.1)
The change in Americas Commercial revenue from services reflected a 7% increase in hours worked, combined with a 2% increase in average bill rates on a constant currency basis. Americas Commercial represented 48% of total Company revenue in 2011 and 49% in 2010.
The change in the gross profit rate was due primarily to the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit. SG&A expenses increased due to the reinstatement of merit increases and certain retirement benefits and higher incentive-based compensation.
Americas PT

					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$982.8	$889.0	10.6%		10.5%
Fee-based income (included in revenue)	13.3	9.0	48.3		48.1
Gross profit	148.2	140.0	5.9		5.8
SG&A expenses	105.4	93.7	12.4		12.3
Earnings from operations	42.8	46.3	(7.4)

Gross profit rate	15.1%	15.8%	(0.7	)pts.
Expense rates:
% of revenue	10.7	10.5	0.2
% of gross profit	71.1	67.0	4.1
Operating margin	4.4	5.2	(0.8)
The change in Americas PT revenue from services reflected an increase in hours worked of 7%, combined with a 3% increase in average bill rates on a constant currency basis. Americas PT revenue represented 18% of total Company revenue in both 2011 and 2010.

The Americas PT gross profit rate decreased primarily due to the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit, partially offset by the favorable impact of increased fee-based income.
The increase in SG&A expenses was primarily due to the reinstatement of merit increases and certain retirement benefits, additional staff and increased performance-based compensation.
EMEA Commercial

					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$990.1	$872.0	13.6%		5.6%
Fee-based income (included in revenue)	24.9	19.1	29.7		21.5
Gross profit	160.6	141.0	13.9		5.7
SG&A expenses excluding restructuring charges	144.0	130.5	10.3
Restructuring charges	2.8	2.7	4.0
Total SG&A expenses	146.8	133.2	10.2		2.4
Asset impairments	—	1.5	(100.0)
Earnings from operations	13.8	6.3	119.1

Gross profit rate	16.2%	16.2%	—	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.5	15.0	(0.5)
% of gross profit	89.7	92.6	(2.9)
Operating margin	1.4	0.7	0.7
The change in revenue from services in EMEA Commercial resulted from a 6% increase in average hourly bill rates on a constant currency basis. EMEA Commercial revenue represented 18% of total Company revenue in both 2011 and 2010.
The increase in SG&A expenses was due to increased hiring of full-time employees in specific countries with identified high-growth potential.
EMEA PT

					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$178.9	$147.6	21.2%		13.4%
Fee-based income (included in revenue)	19.2	15.0	27.3		19.7
Gross profit	47.4	38.7	22.0		14.5
SG&A expenses	43.2	36.9	17.4		9.4
Earnings from operations	4.2	1.8	105.3

Gross profit rate	26.5%	26.3%	0.2	pts.
Expense rates:
% of revenue	24.2	25.0	(0.8)
% of gross profit	91.3	94.8	(3.5)
Operating margin	2.3	1.4	0.9

The change in revenue from services in EMEA PT resulted from an 8% increase in hours worked, combined with a 4% increase in average hourly bill rates on a constant currency basis. EMEA PT revenue represented 3% of total Company revenue in both 2011 and 2010.
The change in the EMEA PT gross profit rate was primarily due to increases in fee-based income. SG&A expenses increased, due to hiring of full-time employees and investments in additional branches in Russia, Germany and the U.K.
APAC Commercial

					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$397.6	$355.3	11.9%		4.1%
Fee-based income (included in revenue)	13.9	11.4	23.0		14.2
Gross profit	55.7	48.4	15.3		6.6
SG&A expenses excluding restructuring charges	53.8	45.1	19.3
Restructuring charges	—	0.5	(100.0)
Total SG&A expenses	53.8	45.6	17.9		8.8
Earnings from operations	1.9	2.8	(29.1)

Gross profit rate	14.0%	13.6%	0.4	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.5	12.7	0.8
% of gross profit	96.6	93.3	3.3
Operating margin	0.5	0.8	(0.3)
The change in revenue from services in APAC Commercial resulted from a 6% increase in hours worked, partially offset by a 2% decline in average hourly bill rates on a constant currency basis. APAC Commercial revenue represented 7% of total Company revenue in both 2011 and 2010.
The change in the APAC Commercial gross profit rate was primarily due to higher growth in fee-based income. SG&A expenses increased, primarily due to higher salaries and related costs from the investment in additional full-time employees across the region.

APAC PT

					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$51.4	$32.5	58.1%		48.9%
Fee-based income (included in revenue)	15.3	10.5	47.7		37.9
Gross profit	20.6	13.9	48.4		38.4
SG&A expenses	23.2	17.0	37.0		27.7
Earnings from operations	(2.6)	(3.1)	14.1

Gross profit rate	40.1%	42.7%	(2.6	)pts.
Expense rates:
% of revenue	45.3	52.2	(6.9)
% of gross profit	112.9	122.3	(9.4)
Operating margin	(5.2)	(9.5)	4.3
The change in revenue from services in APAC PT resulted primarily from an increase in temporary sales growth in Australia and India. APAC PT revenue represented 1% of total Company revenue in both 2011 and 2010.
The change in the APAC PT gross profit rate was due primarily to a decline in fee-based income as a percentage of total revenue from services, along with changes in temporary business mix with higher volume in the IT divisions. SG&A expenses increased, due to hiring of permanent placement recruiters and increases in incentive-based compensation.
OCG

					Constant
					Currency
	2011	2010	Change		Change
	(In millions of dollars)
Revenue from services	$317.3	$254.8	24.5%		23.6%
Fee-based income (included in revenue)	39.5	25.6	54.3		49.8
Gross profit	87.3	60.0	45.7		43.3
SG&A expenses excluding restructuring charges	89.9	77.5	16.0
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	89.9	77.6	15.9		13.1
Earnings from operations	(2.6)	(17.6)	85.0

Gross profit rate	27.5%	23.5%	4.0	pts.
Expense rates (excluding restructuring charges):
% of revenue	28.3	30.4	(2.1)
% of gross profit	103.1	129.5	(26.4)
Operating margin	(0.8)	(7.0)	6.2
Revenue from services in the OCG segment for 2011 increased in the Americas, EMEA and APAC regions, due primarily to growth in our BPO, RPO and CWO practices. OCG revenue represented 6% of total Company revenue in 2011 and 5% in 2010.

The OCG gross profit rate increased primarily due to increased volume mix in the BPO, RPO and CWO practice areas, as well as increases in gross profit rates for both the BPO and RPO practice areas for the year. The increase in SG&A expenses is primarily the result of support costs associated with the expansion of customer programs, as well as higher volumes on existing programs, in our RPO and CWO practice areas.
Results of Operations
2010 versus 2009

	Total Company
					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from services	$4,950.3	$4,314.8	14.7%		13.7%
Fee-based income (included in revenue)	99.0	86.1	15.0		12.6
Gross profit	794.5	701.7	13.2		12.3
SG&A expenses excluding restructuring charges	747.2	764.8	(2.3)
Restructuring charges	7.2	29.9	(75.8)
Total SG&A expenses	754.4	794.7	(5.1)		(5.9)
Asset impairments	2.0	53.1	(96.2)
Earnings from operations	38.1	(146.1)	NM

Gross profit rate	16.0%	16.3%	(0.3	)pts.
Expense rates (excluding restructuring charges):
% of revenue	15.1	17.7	(2.6)
% of gross profit	94.0	109.0	(15.0)
Operating margin	0.8	(3.4)	4.2
The year-over-year change in revenue was the result of an increase in hours worked of 17%, partially offset by a decrease in average hourly bill rates of 3% on a constant currency basis. On a constant currency basis, revenue for 2010 increased in all seven business segments, with the exception of EMEA Commercial. The 2009 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. The 53rd week added approximately 1% to 2009 revenue.
Compared to 2009, the 2010 gross profit rate decreased or remained flat in all business segments, with the exception of EMEA Commercial and APAC PT. The decrease in the gross profit rate was caused by a reduction in our temporary margins, primarily within the Americas and OCG businesses. Our average temporary margin continued to be impacted by shifts to a higher proportion of light industrial business compared to clerical, to large corporate customers compared to retail and, within OCG, to a higher proportion of the lower-margin PPO business. In addition, our temporary margins were impacted by higher state unemployment taxes in the Americas to the extent not recovered through pricing. All of these items negatively impacting the gross profit rate were partially offset by the favorable impact from the HIRE Act payroll tax benefit. The HIRE Act resulted in a benefit of $21 million in 2010. The HIRE Act expired at the end of 2010.
SG&A expenses decreased year over year due to the impact of expense reduction initiatives implemented in 2009 and lower restructuring costs, partially offset by an increase in incentive compensation.
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
Americas Commercial

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from services	$2,428.2	$1,980.3	22.6%		21.4%
Fee-based income (included in revenue)	8.8	6.6	31.8		29.0
Gross profit	354.9	290.7	22.0		21.0
SG&A expenses excluding restructuring charges	275.3	273.2	0.7
Restructuring charges	0.3	7.2	(95.0)
Total SG&A expenses	275.6	280.4	(1.7)		(2.6)
Earnings from operations	79.3	10.3	NM

Gross profit rate	14.6%	14.7%	(0.1	)pts.
Expense rates (excluding restructuring charges):
% of revenue	11.3	13.8	(2.5)
% of gross profit	77.5	93.9	(16.4)
Operating margin	3.3	0.5	2.8
The change in Americas Commercial revenue from services reflected an increase in hours worked of 22%. Americas Commercial represented 49% of total Company revenue for 2010 and 46% for 2009.
The decrease in the gross profit rate was primarily due to an increase in the proportion of lower-margin light industrial business to higher-margin clerical business and higher state unemployment taxes to the extent not recovered through pricing, partially offset by the impact of HIRE Act payroll tax benefit. The HIRE Act benefit impacted the gross profit rate by 60 basis points. SG&A expenses excluding restructuring were essentially flat as lower facilities costs, depreciation and corporate allocation offset higher performance-based compensation.

Americas PT

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from services	$889.0	$792.6	12.2%		12.0%
Fee-based income (included in revenue)	9.0	9.4	(4.5)		(4.9)
Gross profit	140.0	125.1	12.0		11.8
SG&A expenses excluding restructuring charges	93.7	100.9	(7.0)
Restructuring charges	—	1.0	(100.0)
Total SG&A expenses	93.7	101.9	(8.0)		(8.2)
Earnings from operations	46.3	23.2	100.1

Gross profit rate	15.8%	15.8%	—	pts.
Expense rates (excluding restructuring charges):
% of revenue	10.5	12.7	(2.2)
% of gross profit	67.0	80.7	(13.7)
Operating margin	5.2	2.9	2.3
The change in Americas PT revenue from services reflected an increase in hours worked of 9%, combined with an increase in average billing rates of 3% on a constant currency basis. Americas PT revenue represented 18% of total Company revenue in both 2010 and 2009.
The Americas PT gross profit rate was unchanged, as higher state unemployment taxes to the extent not recovered through pricing were offset by the impact of HIRE Act payroll tax benefit. The HIRE Act benefit impacted the gross profit rate by 60 basis points. The decrease in SG&A expenses was primarily due to lower salary expense related to reductions in personnel.
EMEA Commercial

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from services	$872.0	$895.2	(2.6)%		(0.9)%
Fee-based income (included in revenue)	19.1	16.6	15.9		16.0
Gross profit	141.0	140.2	0.6		2.3
SG&A expenses excluding restructuring charges	130.5	150.3	(13.2)
Restructuring charges	2.7	15.6	(82.8)
Total SG&A expenses	133.2	165.9	(19.7)		(18.9)
Asset impairments	1.5	—	NM
Earnings from operations	6.3	(25.7)	NM

Gross profit rate	16.2%	15.7%	0.5	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.0	16.8	(1.8)
% of gross profit	92.6	107.2	(14.6)
Operating margin	0.7	(2.9)	3.6

The change in revenue from services in EMEA Commercial resulted from a decrease in average hourly bill rates of 6% on a constant currency basis, partially offset by a 5% increase in hours worked. The decrease in the constant currency average hourly bill rates for EMEA Commercial was due to a change in the mix from countries with higher average bill rates to those with lower average bill rates, such as Russia and Portugal. During 2009, EMEA Commercial completed a significant restructuring within the United Kingdom and exited the staffing business in Spain, Turkey, Ukraine and Finland, and in 2010 exited the staffing business in the Czech Republic. Exiting these locations accounted for approximately 4 percentage points of the 2010 constant currency decline. EMEA Commercial revenue represented 18% of total Company revenue in 2010 and 21% in 2009.
The change in the gross profit rate is due to higher fee-based income, as well as higher temporary margins as a result of business and customer mix. The restructuring actions and other continuing cost-savings initiatives, partially offset by higher incentive-based compensation, resulted in the decrease in SG&A expenses.
EMEA PT

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from services	$147.6	$141.9	4.0%		6.7%
Fee-based income (included in revenue)	15.0	15.7	(4.3)		(4.1)
Gross profit	38.7	37.8	2.9		4.8
SG&A expenses	36.9	40.6	(9.3)		(8.2)
Earnings from operations	1.8	(2.8)	NM

Gross profit rate	26.3%	26.6%	(0.3	)pts.
Expense rates:
% of revenue	25.0	28.6	(3.6)
% of gross profit	94.8	107.6	(12.8)
Operating margin	1.4	(2.0)	3.4
The change in revenue from services in EMEA PT resulted from a 7% increase in hours worked. EMEA PT revenue represented 3% of total Company revenue in both 2010 and 2009.
The decrease in the EMEA PT gross profit rate was primarily due to decreases in fee-based income. SG&A expenses declined due to reductions in personnel.

APAC Commercial

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from services	$355.3	$284.9	24.7%		12.9%
Fee-based income (included in revenue)	11.4	9.7	16.6		5.6
Gross profit	48.4	41.6	16.2		4.6
SG&A expenses excluding restructuring charges	45.1	44.6	1.3
Restructuring charges	0.5	1.6	(66.5)
Total SG&A expenses	45.6	46.2	(1.0)		(10.7)
Earnings from operations	2.8	(4.6)	NM

Gross profit rate	13.6%	14.6%	(1.0	)pts.
Expense rates (excluding restructuring charges):
% of revenue	12.7	15.6	(2.9)
% of gross profit	93.3	107.0	(13.7)
Operating margin	0.8	(1.6)	2.4
The change in revenue from services in APAC Commercial resulted from an increase in hours worked of 18%, partially offset by a decrease in average hourly bill rates of 5% on a constant currency basis. The decrease in the constant currency average hourly bill rates for APAC Commercial was primarily due to the decision to exit the staffing market in Japan. Excluding Japan, the average bill rate increased by 1% on a constant currency basis. APAC Commercial revenue represented 7% of total Company revenue in both 2010 and 2009.
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
APAC PT

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from services	$32.5	$25.4	28.2%		16.8%
Fee-based income (included in revenue)	10.5	3.8	172.1		156.3
Gross profit	13.9	7.7	81.3		68.3
SG&A expenses	17.0	9.2	85.1		72.0
Earnings from operations	(3.1)	(1.5)	(104.5)

Gross profit rate	42.7%	30.2%	12.5	pts.
Expense rates:
% of revenue	52.2	36.2	16.0
% of gross profit	122.3	119.8	2.5
Operating margin	(9.5)	(6.0)	(3.5)

The change in revenue from services in APAC PT resulted from an increase in fee-based income and an increase in hours worked of 6%, partially offset by a decrease in average hourly bill rates of 13% on a constant currency basis. The decrease in the constant currency average hourly bill rates for APAC PT was due to a change in mix from countries with higher average bill rates to those with lower average bill rates, such as India, as well as the decision to exit the staffing market in Japan. APAC PT revenue represented 1% of total Company revenue in both 2010 and 2009.
The change in the APAC PT gross profit rate was due primarily to increases in fee-based income. SG&A expenses increased, due primarily to hiring of permanent placement recruiters.
OCG

					Constant
	2010	2009			Currency
	(52 Weeks)	(53 Weeks)	Change		Change
	(In millions of dollars)
Revenue from services	$254.8	$219.9	15.8%		15.6%
Fee-based income (included in revenue)	25.6	24.4	4.9		3.9
Gross profit	60.0	59.7	0.2		(0.1)
SG&A expenses excluding restructuring charges	77.5	69.6	11.3
Restructuring charges	0.1	1.9	(96.0)
Total SG&A expenses	77.6	71.5	8.5		8.1
Earnings from operations	(17.6)	(11.8)	(50.8)

Gross profit rate	23.5%	27.2%	(3.7	)pts.
Expense rates (excluding restructuring charges):
% of revenue	30.4	31.7	(1.3)
% of gross profit	129.5	116.6	12.9
Operating margin	(7.0)	(5.3)	(1.7)
Revenue from services in the OCG segment for 2010 increased in the Americas, EMEA and APAC regions, due primarily to growth in our PPO and RPO practices. OCG revenue represented 5% of total Company revenue in both 2010 and 2009.
The OCG gross profit rate decreased primarily due to the growth in our lower-margin PPO practice and training costs associated with our BPO unit. The decline was mitigated somewhat from increased revenues in our higher margin RPO, CWO and executive placement practice areas during 2010. SG&A expenses increased, due to increased investments in implementation and travel costs for new customer business, as well as higher technology costs in our CWO practice area.
During 2010, OCG had positive growth in our PPO, RPO and CWO practice areas. However, earnings from operations were negatively impacted by decreased operating earnings in our outplacement business unit, as well as the aforementioned investments for new customer programs and the upfront BPO training costs, where the revenue stream tends to lag our investment.
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

Cash and Equivalents
Cash and equivalents totaled $81 million at the end of 2011, compared to $80 million at year-end 2010. As further described below, during 2011, we generated $19 million of cash from operating activities, used $21 million of cash for investing activities and generated $6 million in cash from financing activities.
Operating Activities
In 2011, we generated $19 million of cash from operating activities, as compared to generating $42 million in 2010 and using $27 million in 2009. The decrease from 2010 to 2011 was primarily due to growth in trade accounts receivable, partially offset by improved operating results. The increase from 2009 to 2010 was primarily due to improved earnings in 2010.
Trade accounts receivable totaled $945 million at the end of 2011. Global days sales outstanding (“DSO”) for the fourth quarter were 52 days for 2011, compared to 49 days for 2010.
Our working capital position was $417 million at the end of 2011, an increase of $49 million from year-end 2010. The current ratio was 1.6 at both year-end 2011 and 2010.
Investing Activities
In 2011, we used $21 million of cash for investing activities, compared to $11 million in 2010 and $23 million in 2009. Capital expenditures, which totaled $15 million in 2011, $11 million in 2010 and $13 million in 2009, primarily related to the Company’s information technology programs. In 2011, capital expenditures included costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project.
The PeopleSoft payroll, billing and accounts receivable project, which commenced in the fourth quarter of 2004, is intended to cover the U.S., Canada, Puerto Rico, the U.K. and Ireland. Through 2011, the Company implemented modules associated with accounts receivable in all locations, payroll and billing in the U.K. and Ireland, payroll in Canada and general ledger and fixed assets in the U.S., Puerto Rico and Canada. We anticipate spending approximately $20 to $25 million to complete the PeopleSoft project by the end of 2015. Included in the consolidated balance sheet at year-end 2011 was $4.8 million of capitalized costs related to unimplemented PeopleSoft modules.
To establish the Company’s presence in the Brazilian market, we acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), a national service provider in Brazil, in November, 2011 for $6.6 million in cash. In addition to the cash payment, the Company assumed debt of $8.8 million as part of this transaction. The operating results of Tradição will be included as a business unit in the Americas Commercial operating segment. Tradição will be accounted for on a one-month lag; accordingly, Kelly’s consolidated financial statements for 2011 do not include operating results for Tradição.
During 2009, we made the following payments related to acquisitions: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition of CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham.
During 2011, the Company’s remaining two Japanese yen-denominated forward foreign currency contracts matured. Also during 2011, a non-deliverable forward foreign currency exchange contract to hedge the anticipated acquisition of Tradição by selling U.S. dollars and buying Brazilian real matured. The settlement of these contracts resulted in net proceeds of $1.1 million to the Company.
As of January 1, 2012, the Company had no open forward foreign currency exchange contracts.

Financing Activities
In 2011, we generated $6 million in cash from financing activities, as compared to using $35 million in 2010 and generating $20 million in 2009. Debt totaled $96 million at year-end 2011 compared to $79 million at year-end 2010. Debt-to-total capital is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) was 12.5% at the end of 2011 and 11.2% at the end of 2010.
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
In 2011, the net change in short-term borrowings included $67 million related to borrowings on the securitization facility. Subsequent to the acquisition of Tradição in November, 2011, we established an unsecured, uncommitted revolving line of credit for the Brazilian legal entities, which used the facility to pay off short-term debt. Accordingly, also included in the net change in short-term borrowings is $6 million related to borrowings under the revolving line of credit in Brazil.
In 2010, the net change in short-term borrowings included $38 million related to payments on the securitization facility. In 2009, the net change in short-term borrowings included $55 million related to borrowings on the securitization facility.
During 2011, we repaid term debt of $68 million. Included in this amount is $5 million of short-term debt which was paid off by our Brazilian legal entities subsequent to the acquisition of Tradição. During 2010, we paid $15 million due on our yen-denominated credit facility. During 2009, we repaid short-term debt of $23 million, and $8 million due on our yen-denominated credit facility.
Included in financing activities during 2010 was $24 million related to the sale of 1,576,169 shares of Kelly’s Class A common stock to Temp Holdings. The shares were sold in a private transaction at $15.42 per share, which was the average of the closing prices of the Class A common stock for the five days from May 3, 2010 through May 7, 2010, and represented 4.8 percent of the outstanding Class A shares after the completion of the sale.
Dividends paid per common share were $0.10 in 2011. No dividends were paid in 2009 or 2010. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.

Contractual Obligations and Commercial Commitments
Summarized below are our obligations and commitments to make future payments as of year-end 2011:

	Payment due by period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
		(In millions of dollars)
Operating leases	$115.7	$45.6	$48.5	$16.2	$5.4
Short-term borrowings	96.3	96.3	—	—	—
Accrued insurance	85.0	31.5	22.9	10.2	20.4
Accrued retirement benefits	97.5	6.4	12.9	13.0	65.2
Other long-term liabilities	15.4	0.9	7.2	6.9	0.4
Uncertain income tax positions	8.3	0.6	5.0	0.9	1.8
Purchase obligations	18.3	12.8	5.5	—	—

Total	$436.5	$194.1	$102.0	$47.2	$93.2

The table above excludes interest payments and, in certain cases, payment streams are estimated. Purchase obligations above represent unconditional commitments relating primarily to voice and data communications services which we expect to utilize generally within the next two fiscal years, in the ordinary course of business. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. At the present time, we do not have plans to repatriate the majority of our international excess cash balances. We expect this international cash will be needed to fund working capital growth in our local operations. The majority of our international cash was concentrated in a cash pooling arrangement (the “Cash Pool”) and was available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
At year-end 2011, we had $144 million of available capacity on our $150 million revolving credit facility and $16 million of available capacity on our $150 million securitization facility. The securitization facility carried $84 million of short-term borrowings and $50 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.
At year-end 2011, we also had additional unsecured, uncommitted short-term credit facilities totaling $16 million, under which we had borrowed $6 million. Details of our debt facilities as of the 2011 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

We monitor the credit ratings of our major banking partners on a regular basis. We also have regular discussions with them. Based on our reviews and communications, we believe the risk of one or more of our banks not being able to honor commitments is insignificant. We also review the ratings and holdings of our money market funds and other investment vehicles regularly to ensure high credit quality and access to our invested cash.
As of the end of fiscal 2011, we had no holdings of sovereign debt in Italy, Portugal, Ireland, Spain or Greece. Our investment policy requires our international affiliates to contribute any excess cash balances to the Cash Pool. We then manage this as counterparty exposure and distribute the risk among our Cash Pool provider and other banks we may designate from time to time.
At the end of fiscal 2011, our total exposure to European receivables from our customers was $272.3 million, which represents 29% of total trade accounts receivable, net. The percentage of trade accounts receivable over 90 days past due for Europe was consistent with our global experience. Net trade accounts receivable for Italy, Portugal and Ireland, specific countries currently experiencing economic volatility, totaled $39.6 million at the 2011 year end, and we have not experienced a significant deterioration in these amounts during the fourth quarter of 2011. During 2011, we have substantially ceased on-going operations in Spain.
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
Allowance for Uncollectible Accounts Receivable
We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor historical trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expense in the period in which we made such a determination. In addition, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required. As of year-end 2011 and 2010, the allowance for uncollectible accounts receivable was $13 million and $12 million, respectively.

Workers’ Compensation
We have a combination of insurance and self-insurance contracts under which we effectively bear the first $500,000 of risk per single accident, except in the state of California, where we bear the first $750,000 of risk per single accident. There is no aggregate limitation on our per-risk exposure under these insurance and self-insurance programs. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on our historical claims experience as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature, frequency and severity of the claims, reserving practices of our third party claims administrators, performance of our medical cost management programs, changes in our territory and business line mix and current legal, economic and regulatory factors such as industry estimates of medical cost trends. Where appropriate, multiple generally-accepted actuarial techniques are applied and tested in the course of preparing our estimates.
We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in other assets in the consolidated balance sheet, was $70 million and $71 million at year-end 2011 and 2010, respectively.
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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. We completed our annual impairment test for all reporting units in the fourth quarter for the fiscal year ended January 1, 2012 and January 2, 2011 and determined that goodwill was not impaired. During the second quarter of 2010, continuing operating losses in the Company’s OCG reporting unit were deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, we tested goodwill related to OCG and determined that OCG goodwill was not impaired.
Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Our revenue projections assumed near-term growth consistent with current year results, followed by long-term modest growth.

Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. For example, a 10% reduction in our growth rate assumptions would not result in the estimated fair value falling below book value for any of our segments. At year-end 2011 and 2010, total goodwill amounted to $90 and $67 million, respectively. (See the Goodwill footnote in the notes to our consolidated financial statements).
Income Taxes
Income tax expense is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals for uncertain tax positions under generally accepted accounting principles, which require that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our effective tax rate includes the impact of accrual provisions and changes to accruals that we consider appropriate, as well as related interest and penalties. A number of years may lapse before a particular matter, for which we have or have not established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals are appropriate under generally accepted accounting principles. Favorable or unfavorable adjustment of the accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances. Our current tax accruals are presented in the consolidated balance sheet within income and other taxes and long-term tax accruals are presented in the consolidated balance sheet within other long-term liabilities.
Tax laws require items to be included in the tax return at different times than the items are reflected in the consolidated financial statements. As a result, the income tax expense reflected in our consolidated financial statements is different than the liability reported in our tax return. Some of these differences are permanent, which are not deductible on our tax return, and some are temporary differences, which give rise to deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent items for which we have already taken a deduction on our tax return, but have not yet recognized as expense in our consolidated financial statements. Our net deferred tax asset is recorded using currently enacted tax rates, and may need to be adjusted in the event tax rates change.
The U.S. work opportunity credit is allowed for wages earned in a fiscal period by employees in certain targeted groups. The actual amount of creditable wages in a particular period is estimated, since the credit is only available once an employee reaches a minimum employment period and the employee’s inclusion in a targeted group is certified by the applicable state. As these events often occur after the period the wages are earned, judgment is required in determining the amount of work opportunity credits accrued for in each period. We evaluate the accrual regularly throughout the year and make adjustments as needed.
Litigation
Kelly is subject to legal proceedings and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, results of similar litigation and participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to consolidated financial statements of this Annual Report on Form 10-K. At year-end 2011 and 2010, the accrual for litigation costs amounted to $5 million and $4 million, respectively, and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report for a description of new accounting pronouncements.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, our ability to achieve our business strategy, including our ability to successfully expand into new markets and service lines, material changes in demand from or loss of large corporate customers, impairment charges triggered by adverse industry or market developments, unexpected termination of customer contracts, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, liability for improper disclosure of sensitive or private employee information, unexpected changes in claim trends on workers’ compensation and benefit plans, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to retain the services of our senior management, local management and field personnel, the impact of changes in laws and regulations (including federal, state and international tax laws and the expiration of the U.S. work opportunity credit program), the net financial impact of recent U.S. healthcare legislation on our business, and risks associated with conducting business in foreign countries, including foreign currency fluctuations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies. We may also utilize local currency-denominated borrowings.
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2011 earnings.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 42 of this filing and are presented in pages 43-74.
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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is presented preceding the consolidated financial statements on page 43 of this report.
Attestation Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 1, 2012, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2011, we acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively ,“Tradição”), a national service provider in Brazil. As permitted by the SEC rules, we have excluded Tradição from our assessment of internal control over financial reporting for the year ended January 1, 2012. Management will review and assess the internal controls over financial reporting associated with Tradição during fiscal 2012.
There were no other changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant”, which is included on page 37, and “Code of Business Conduct and Ethics,” which is included on page 38, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 38, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.
ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

		Served as an	Business Experience
Name/Office	Age	Officer Since	During Last 5 Years
Carl T. Camden President and Chief Executive Officer	57	1995	Served as officer of the Company.

George S. Corona Executive Vice President and Chief Operating Officer	53	2000	Served as officer of the Company.

Patricia Little Executive Vice President and Chief Financial Officer	51	2008	Served as officer of the Company since July 2008. Served in various key finance positions at Ford Motor Company from 1984 to 2008, most recently as general auditor (2006 – 2008).

Michael S. Webster Executive Vice President	56	1996	Served as officer of the Company.

Leif Agneus Senior Vice President and General Manager, EMEA	48	2002	Served as officer of the Company.

Michael E. Debs Senior Vice President, Controller and Chief Accounting Officer	54	2000	Served as officer of the Company.

Rolf E. Kleiner Senior Vice President	57	1995	Served as officer of the Company.

Daniel T. Lis Senior Vice President, General Counsel and Corporate Secretary	65	2003	Served as officer of the Company.

Antonina M. Ramsey Senior Vice President	57	1992	Served as officer of the Company.

Dhirendra Shantilal Senior Vice President and General Manager, APAC	55	2000	Served as officer of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS.
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 76. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.
ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
Equity Compensation Plan Information
The following table shows the number of shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2011.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in the first
	and rights	warrants and rights	column) (2)
Equity compensation plans approved by security holders (1)	515,699	$25.41	2,117,438

Equity compensation plans not approved by security holders (3)	—	—	—

Total	515,699	$25.41	2,117,438

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Director Stock Option Plan and Non-Employee Director Stock Award Plan.

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 907,990 of restricted stock awards granted to employees and not yet vested at January 1, 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the three fiscal years ended January 1, 2012

Consolidated Balance Sheets at January 1, 2012 and January 2, 2011

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 1, 2012

Consolidated Statements of Cash Flows for the three fiscal years ended January 1, 2012

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule -

For the three fiscal years ended January 1, 2012:

Schedule II — Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits included beginning at page 75, which is incorporated herein by reference.
(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 75 of this filing.
(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2012	KELLY SERVICES, INC.
Registrant

	By	/s/ P. Little P. Little
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 16, 2012	*	T. E. Adderley
T. E. Adderley
Chairman and Director

Date: February 16, 2012	*	C. T. Camden
C. T. Camden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2012	*	C. M. Adderley
C. M. Adderley
Director

Date: February 16, 2012	*	J. E. Dutton
J. E. Dutton
Director

Date: February 16, 2012	*	M. A. Fay, O.P.
M. A. Fay, O.P.
Director

Date: February 16, 2012	*	T. B. Larkin
T. B. Larkin
Director

Date: February 16, 2012	*	C. L. Mallett, Jr.
C. L. Mallett, Jr.
Director

Date: February 16, 2012	*	L. A. Murphy
L. A. Murphy
Director

Date: February 16, 2012	*	D. R. Parfet
D. R. Parfet
Director

Date: February 16, 2012	*	T. Saburi
T. Saburi
Director

Date: February 16, 2012	*	B. J. White
B. J. White
Director

SIGNATURES (continued)

Date: February 16, 2012		/s/ P. Little P. Little
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 16, 2012		/s/ M. E. Debs M. E. Debs
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 16, 2012	*By	/s/ P. Little P. Little
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management determined that, as of January 1, 2012, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of January 1, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 44.
As permitted by Securities and Exchange Commission rules, we excluded from our assessment the internal controls over financial reporting at Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), which we acquired on November 16, 2011 and whose financial statements reflect total assets constituting approximately 2% of the related consolidated financial statement amounts as of the year ended January 1, 2012. The acquisition of Tradição is discussed in the Acquisitions footnote of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Kelly Services, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”) from its assessment of internal control over financial reporting as of January 1, 2012 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded Tradição from our audit of internal control over financial reporting. Tradição is a wholly-owned subsidiary whose total assets and total revenues represent two percent and zero percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2012.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 16, 2012

CONSOLIDATED STATEMENTS OF EARNINGS
Kelly Services, Inc. and Subsidiaries

	2011	2010	2009 (1)
	(In millions of dollars except per share items)

Revenue from services	$5,551.0	$4,950.3	$4,314.8

Cost of services	4,656.9	4,155.8	3,613.1

Gross profit	894.1	794.5	701.7

Selling, general and administrative expenses	836.4	754.4	794.7

Asset impairments	—	2.0	53.1

Earnings (loss) from operations	57.7	38.1	(146.1)

Other expense, net	(0.1)	(5.4)	(2.2)

Earnings (loss) from continuing operations before taxes	57.6	32.7	(148.3)

Income taxes	(7.3)	6.6	(43.2)

Earnings (loss) from continuing operations	64.9	26.1	(105.1)

(Loss) earnings from discontinued operations, net of tax	(1.2)	—	0.6

Net earnings (loss)	$63.7	$26.1	$(104.5)

Basic earnings (loss) per share
Earnings (loss) from continuing operations	$1.72	$0.71	$(3.01)
(Loss) earnings from discontinued operations	(0.03)	—	0.02
Net earnings (loss)	$1.69	$0.71	$(3.00)

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$1.72	$0.71	$(3.01)
(Loss) earnings from discontinued operations	(0.03)	—	0.02
Net earnings (loss)	$1.69	$0.71	$(3.00)

Dividends per share	$0.10	$—	$—

Average shares outstanding (millions):
Basic	36.8	36.1	34.9
Diluted	36.8	36.1	34.9

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Kelly Services, Inc. and Subsidiaries

	2011	2010
	(In millions of dollars)
ASSETS
Current Assets:
Cash and equivalents	$81.0	$80.5
Trade accounts receivable, less allowances of $13.4 million and $12.3 million, respectively	944.9	810.9
Prepaid expenses and other current assets	50.6	44.8
Deferred taxes	38.2	22.4

Total current assets	1,114.7	958.6

Property and Equipment:
Property and equipment	326.9	319.3
Accumulated depreciation	(236.3)	(215.3)

Net property and equipment	90.6	104.0

Noncurrent Deferred Taxes	94.1	84.0

Goodwill, net	90.2	67.3

Other Assets	152.1	154.5

Total Assets	$1,541.7	$1,368.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$96.3	$78.8
Accounts payable and accrued liabilities	237.2	181.6
Accrued payroll and related taxes	271.4	243.3
Accrued insurance	31.5	31.3
Income and other taxes	61.3	56.0

Total current liabilities	697.7	591.0

Noncurrent Liabilities:
Accrued insurance	53.5	53.6
Accrued retirement benefits	91.1	85.4
Other long-term liabilities	23.7	14.6

Total noncurrent liabilities	168.3	153.6

Stockholders’ Equity:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2011 and 2010	36.6	36.6
Class B common stock, shares issued 3.5 million at 2011 and 2010	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.2 million shares at 2011 and 3.4 million at 2010	(66.3)	(70.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	28.8	28.0
Earnings invested in the business	657.5	597.6
Accumulated other comprehensive income	16.2	29.0

Total stockholders’ equity	675.7	623.8

Total Liabilities and Stockholders’ Equity	$1,541.7	$1,368.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Kelly Services, Inc. and Subsidiaries

	2011	2010	2009 (1)
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—

Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	—	—	—

Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(70.3)	(106.6)	(110.6)
Sale of stock, exercise of stock options, restricted stock awards and other	4.0	36.3	4.0

Balance at end of year	(66.3)	(70.3)	(106.6)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—	—

Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	28.0	36.9	35.8
Sale of stock, exercise of stock options, restricted stock awards and other	0.8	(8.9)	1.1

Balance at end of year	28.8	28.0	36.9

Earnings Invested in the Business
Balance at beginning of year	597.6	571.5	676.0
Net earnings (loss)	63.7	26.1	(104.5)
Dividends	(3.8)	—	—

Balance at end of year	657.5	597.6	571.5

Accumulated Other Comprehensive Income
Balance at beginning of year	29.0	25.1	12.2
Foreign currency translation adjustments, net of tax	(9.6)	3.6	12.3
Unrealized (losses) gains on investments, net of tax	(2.1)	1.0	1.6
Pension liability adjustments, net of tax	(1.1)	(0.7)	(1.0)

Balance at end of year	16.2	29.0	25.1

Stockholders’ Equity at end of year	$675.7	$623.8	$566.4

Comprehensive Income
Net earnings (loss)	$63.7	$26.1	$(104.5)
Foreign currency translation adjustments, net of tax	(8.0)	3.9	12.3
Unrealized (losses) gains on investments, net of tax	(2.1)	1.0	1.6
Pension liability adjustments, net of tax	(1.2)	(0.8)	(1.0)
Reclassification adjustments included in net earnings	(1.5)	(0.2)	—

Comprehensive Income	$50.9	$30.0	$(91.6)

(1) Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Kelly Services, Inc. and Subsidiaries

	2011	2010	2009 (1)
	(In millions of dollars)

Cash flows from operating activities:
Net earnings (loss)	$63.7	$26.1	$(104.5)
Noncash adjustments:
Impairment of assets	—	2.0	53.1
Depreciation and amortization	31.4	34.9	40.9
Provision for bad debts	4.3	2.1	2.2
Stock-based compensation	4.6	3.2	5.1
Deferred income taxes	(27.3)	(9.3)	(31.0)
Other, net	(2.6)	0.5	(2.2)
Changes in operating assets and liabilities	(55.0)	(17.7)	9.0

Net cash from operating activities	19.1	41.8	(27.4)

Cash flows from investing activities:
Capital expenditures	(15.4)	(11.0)	(13.1)
Acquisition of companies, net of cash received	(6.5)	—	(7.5)
Settlement of forward exchange contracts	1.1	—	—
Other investing activities	0.1	(0.3)	(2.8)

Net cash from investing activities	(20.7)	(11.3)	(23.4)

Cash flows from financing activities:
Net change in short-term borrowings	79.2	(44.8)	52.7
Repayment of debt	(68.3)	(14.9)	(30.5)
Dividend payments	(3.8)	—	—
Sale of stock and other financing activities	(1.0)	24.4	(2.6)

Net cash from financing activities	6.1	(35.3)	19.6

Effect of exchange rates on cash and equivalents	(4.0)	(3.6)	1.8

Net change in cash and equivalents	0.5	(8.4)	(29.4)
Cash and equivalents at beginning of year	80.5	88.9	118.3

Cash and equivalents at end of year	$81.0	$80.5	$88.9

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Kelly Services, Inc. and Subsidiaries
1. Summary of Significant Accounting Policies
Nature of Operations Kelly Services, Inc. is a global workforce solutions provider operating throughout the world.
Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 1, 2012 (2011, which contained 52 weeks), January 2, 2011 (2010, which contained 52 weeks) and January 3, 2010 (2009, which contained 53 weeks). Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis.
Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s operations in Brazil, which were acquired in the fourth quarter of 2011, are accounted for on a one-month lag. Any material transactions in the intervening period are disclosed or accounted for in the current reporting period.
Available-For-Sale Investment Available-for-sale investments are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized losses and declines in value below cost judged to be other-than-temporary on such securities are included as a component of asset impairments expense in the consolidated statement of earnings. The fair values of available-for-sale investments are based on quoted market prices.
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
Advertising Expenses Advertising expenses from continuing operations, which are expensed as incurred and are included in SG&A expenses, were $7.5 million in 2011, $7.0 million in 2010 and $7.1 million in 2009.
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
Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Cost and estimated useful lives of property and equipment by function are as follows:

Category	2011	2010	Life
	(In millions of dollars)
Land	$3.8	$3.8	—
Work in process	8.6	7.0	—
Buildings and improvements	55.5	55.2	15 to 45 years
Computer hardware and software	190.0	183.4	3 to 12 years
Equipment, furniture and fixtures	33.6	33.9	5 years
Leasehold improvements	35.4	36.0	The lesser of the life of the lease or 5 years.

Total property and equipment	$326.9	$319.3

The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service and is included in property and equipment on the consolidated balance sheet. Depreciation expense from continuing operations was $28.9 million for 2011, $31.3 million for 2010 and $36.0 million for 2009.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $18.9 million and $10.2 million at year-end 2011 and 2010, respectively.
Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $6.6 million and $6.4 million at year-end 2011 and 2010, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.
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
Workers’ Compensation The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. The Company regularly updates its estimates, and the ultimate cost of these claims may be greater than or less than the established accrual. During 2011, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense by $5.6 million. This compares to adjustments reducing prior year workers’ compensation claims by $5.2 million in 2010 and $2.8 million in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
2. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present the assets carried at fair value as of January 1, 2012 and January 2, 2011 on the consolidated balance sheet by fair value hierarchy level, as described below.

	Fair Value Measurements on a Recurring Basis
	As of January 1, 2012
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.0	$2.0	$—	$—
Available-for-sale investment	27.1	27.1	—	—

Total assets at fair value	$29.1	$29.1	$—	$—

	Fair Value Measurements on a Recurring Basis
	As of January 2, 2011
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.1	$4.1	$—	$—
Available-for-sale investment	27.8	27.8	—	—
Forward exchange contracts, net	0.7	—	0.7	—

Total assets at fair value	$32.6	$31.9	$0.7	$—

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.
Money market funds as of January 1, 2012 represent investments in money market accounts, all of which are restricted cash and are included in prepaid expenses and other current assets on the consolidated balance sheet. Money market funds as of January 2, 2011 represent investments in money market accounts, of which $2.9 million is included in cash and equivalents and $1.2 million of restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss of $2.1 million pretax and net of tax for the year ended January 1, 2012 and unrealized gain of $1.0 million pretax and net of tax for the year ended January 2, 2011 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
2. Fair Value Measurements (continued)
During 2010, the Company entered into two forward foreign currency exchange contracts to offset the variability in exchange rates on its yen-denominated debt. One contract matured in May, 2011 and the other contract matured in November, 2010. During the first quarter of 2011, the yen-denominated debt was paid in full. As a result, the Company entered into an additional forward foreign currency exchange contract during the first quarter of 2011 to offset the remaining open contract that was purchased during 2010.
Prior to maturity, these contracts, which were included in prepaid expenses and other current assets on the consolidated balance sheet, were valued using market exchange rates and were not designated as hedging instruments. Accordingly, gains and losses resulting from recording the foreign exchange contracts at fair value were reported in other expense, net on the consolidated statement of earnings, and amounted to a minor loss for the year ended January 1, 2012 and a gain of $1.6 million for the year ended January 2, 2011.
The two aforementioned forward currency exchange contracts, one to buy Japanese yen with a U.S. dollar equivalent of $6.1 million and one to sell Japanese yen with a U.S. dollar equivalent of $6.8 million, matured in May, 2011. At January 1, 2012, the Company had no open forward foreign currency exchange contracts. At January 2, 2011, the Company had one open forward foreign currency exchange contract with an expiration date of less than one year to buy foreign currencies with a U.S. dollar equivalent of $6.1 million.
During 2011, the Company entered into one non-deliverable forward foreign currency exchange contract to economically hedge the anticipated acquisition of Tradição by selling U.S. dollars and buying Brazilian real that matured on October 13, 2011. The acquisition was deferred until November 16, 2011, and the forward settled upon maturity with the counterparty. The resulting gain of $0.4 million was reported in other expense, net on the consolidated statement of earnings for the year ended January 1, 2012. As of the year end January 1, 2012, the Company had no open forward foreign currency exchange contracts. The Company does not use financial instruments for trading or speculative purposes.
Assets Measured at Fair Value on a Nonrecurring Basis
We completed our annual impairment test for all reporting units in the fourth quarter for the fiscal year ended January 1, 2012 and January 2, 2011 and determined that goodwill was not impaired. The estimated fair value of each reporting unit exceeded its related carrying value. During the second quarter of 2010, continuing operating losses in the Company’s OCG reporting unit were deemed to be a triggering event for purposes of assessing goodwill for impairment. Accordingly, we tested goodwill related to OCG and determined that OCG goodwill was not impaired.
Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Our revenue projections assumed near-term growth consistent with current year results, followed by long-term modest growth. Assumptions and estimates about future cash flows and discount rates are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and internal forecasts. For example, a 10% reduction in our growth rate assumptions would not result in the estimated fair value falling below book value for any of our segments.
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
3. Acquisitions
To establish the Company’s presence in the Brazilian market, we acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), a national service provider in Brazil, during the fourth quarter of 2011 for $6.6 million in cash. Tradição will be included as a business unit in the Americas Commercial operating segment. The purchase price allocation for this acquisition, which is based on the fair value of assets acquired and liabilities assumed, is preliminary and could change, subject to the completion of the asset valuation, which is ongoing as of the date of this filing.
The operating results of Tradição will be accounted for on a one-month lag; accordingly, Kelly’s consolidated financial statements for 2011 do not include operating results for Tradição. Proforma financial information related to the acquisition is not presented due to immateriality. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition.

Current assets	$6.3
Goodwill	22.9
Identified intangibles	5.3
Other noncurrent assets	0.7
Current liabilities	(14.4)
Noncurrent liabilities	(14.2)

Total purchase price	$6.6

Included in the assets purchased was approximately $2.3 million of intangible assets associated with customer lists. These assets will be amortized over approximately 7 years based on the expected cash flows and will have no residual value.
During 2009, we made the following payments: $5.7 million earnout payment related to the 2007 acquisition of access AG, $1.0 million related to the 2007 acquisition of CGR/seven LLC, $0.6 million earnout payment related to the 2006 acquisition of The Ayers Group and $0.2 million earnout payment related to the 2008 acquisition of Toner Graham.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
4. Restructuring
Restructuring costs incurred in 2011 amounted to $2.8 million and primarily relate to adjustments to estimated lease termination costs for EMEA Commercial branches that closed in prior years. Restructuring costs incurred in 2010 totaled $7.2 million and primarily related to severance costs for the corporate headquarters and severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009. Restructuring costs totaled $29.9 million in 2009 and primarily related to global severance, lease terminations, asset write-offs and other miscellaneous costs incurred in connection with the reduction of approximately 1,900 permanent employees and the consolidation, sale or closure of approximately 240 branch locations. These costs were reported as a component of SG&A expenses. Total costs incurred since July 2008 for the restructuring program amounted to $46.4 million.
A summary of our balance sheet accrual related to the global restructuring costs follows (in millions of dollars):

Balance as of January 3, 2010	$12.7

Amounts charged to operations	7.2
Noncash charges	(0.1)
Reductions for cash payments	(15.1)

Balance as of January 2, 2011	4.7

Amounts charged to operations	2.8
Reductions for cash payments	(3.0)

Balance as of January 1, 2012	$4.5

The remaining balance of $4.5 million as of January 1, 2012 represents primarily severance and future lease payments and is expected to be paid by 2018. On a quarterly basis, the Company reassesses the accrual associated with restructuring costs and adjusts it as necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
5. Goodwill
There were no changes in the net carrying amount of goodwill for the fiscal year 2010. The changes in the net carrying amount of goodwill for the fiscal year 2011 are included in the table below. See Acquisitions footnote for a description of additions to goodwill in fiscal 2011.

	Goodwill,	Accumulated			Goodwill,	Accumulated	Goodwill,
	Gross	Impairment	Additions		Gross	Impairment	Net
	as of	Losses as of	to	Impairment	as of	Losses as of	as of
	Jan. 2, 2011	Jan. 2, 2011	Goodwill	Losses	Jan. 1, 2012	Jan. 1, 2012	Jan. 1, 2012
	(In millions of dollars)
Americas
Americas Commercial	$16.4	$(16.4)	$22.9	$—	$39.3	$(16.4)	$22.9
Americas PT	39.2	—	—	—	39.2	—	39.2

Total Americas	55.6	(16.4)	22.9	—	78.5	(16.4)	62.1

EMEA
EMEA Commercial	50.4	(50.4)	—	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	—	22.0	(22.0)	—

Total EMEA	72.4	(72.4)	—	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	—	12.1	(12.1)	—
APAC PT	1.8	—	—	—	1.8	—	1.8

Total APAC	13.9	(12.1)	—	—	13.9	(12.1)	1.8

OCG	26.3	—	—	—	26.3	—	26.3

Consolidated Total	$168.2	$(100.9)	$22.9	$—	$191.1	$(100.9)	$90.2

6. Other Assets
Included in other assets are the following:

	2011	2010
	(In millions of dollars)
Deferred compensation plan (See Retirement Benefits footnote)	$88.2	$87.8
Available-for-sale investment (See Fair Value Measurements footnote)	27.1	27.8
Workers’ compensation receivable	15.1	14.3
Intangibles, net of accumulated amortization of $20.2 million and $18.1 million, respectively	11.9	9.1
Other	9.8	15.5

Other assets	$152.1	$154.5

Intangible amortization expense was $2.5 million, $3.6 million and $4.9 million in 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
7. Debt
Short-Term Debt
On March 31, 2011, the Company entered into an agreement with its lenders to amend and restate its existing secured $90 million, three-year revolving credit facility (the “Facility”). The amendment increased the capacity of the Facility to $150 million, and extended the term of the Facility to March 31, 2016 from September 28, 2012. The Facility allows for borrowings in various currencies and is used to fund working capital, acquisitions, and general corporate needs.
The interest rate applicable to borrowings under the Facility at January 1, 2012 was 200 basis points over the London InterBank Offering Rate (“LIBOR”) in addition to a facility fee of 25 basis points. LIBOR rates vary by currency. The Company may also borrow using rates based on the Prime Rate; these loans have shorter notice periods and interest periods. At January 1, 2012, the prime-rate based loans were available to the Company at the Prime Rate plus 100 basis points in addition to the facility fee of 25 basis points.
At January 1, 2012, borrowings under the Facility were $6.2 million, with an interest rate of 2.90%, and the Facility had a remaining capacity of $143.8 million. In connection with the refinancing, certain of the Facility’s financial covenants and restrictions were amended and are described below, all of which were met at January 1, 2012:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
7. Debt (continued)
As of January 1, 2012, the Securitization Facility carried $84.0 million of short-term borrowings at a rate of 1.43% and $50.1 million of SBLCs related to workers’ compensation. The interest rate applicable to borrowings under the Securitization Facility at January 1, 2012 was 55 basis points over the cost of commercial paper, in addition to a facility fee of 60 basis points. As of January 1, 2012, the remaining capacity on the Facility was $15.9 million.
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
Subsequent to the acquisition of Tradição in November, 2011 (see Acquisitions footnote), the Company established an unsecured, uncommitted revolving line of credit for the Brazilian entities, which used the facility to pay off existing short-term debt. Included in financing activities in the Company’s consolidated statement of cash flows for 2011 are short-term borrowings of $6.1 million and repayment of debt of $5.4 million to reflect this activity.
The Company had unsecured, uncommitted short-term local credit facilities, including the Brazilian facility described above, that totaled $15.9 million as of January 1, 2012. Borrowings under these lines totaled $6.1 million and $0.1 million at year-end 2011 and 2010, respectively. The interest rate for these borrowings was 13.4% at January 1, 2012 and 5.0% at January 2, 2011.
Long-Term Debt
The Company had a three-year syndicated term loan facility comprised of 9 million euros and 5 million U.K. pounds, and a five-year, 6 billion yen-denominated loan agreement, all of which had a maturity date of October 3, 2011. In March, 2011, the Company fully paid these loans, using borrowings from the revolving credit facility and Securitization Facility.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
8. Retirement Benefits
The Company provides a qualified defined contribution plan covering substantially all U.S.-based full-time employees, except officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be funded annually. Discretionary contributions, which were suspended in 2009, were reinstated in 2010. The plan also offers a savings feature with Company matching contributions. Company matching contributions were suspended as of October, 2009, and were reinstated effective January, 2011. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
A nonqualified deferred compensation plan is provided for officers and certain other management employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be made annually. Discretionary contributions, which were suspended in 2009, were reinstated in 2010. This plan also includes provisions for salary deferrals and Company matching contributions. Company matching contributions were suspended as of February, 2009 and were reinstated effective January, 2011.
The liability for the nonqualified plan was $91.7 million and $88.0 million as of year-end 2011 and 2010, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. The cost of participants’ earnings on this liability, which were included in SG&A expenses, were losses of $0.9 million in 2011, and earnings of $9.0 million in 2010 and $13.6 million in 2009. In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the non-qualified deferred compensation plan noted above, was $88.2 million and $87.8 million at year-end 2011 and 2010, respectively. The cash surrender value of these insurance policies are included in other assets and are restricted for the specific use of funding this plan. Earnings on these assets, which were included in SG&A expenses, were losses of $1.8 million in 2011, and earnings of $10.1 million in 2010 and $13.8 million in 2009.
The net expense for retirement benefits for both the qualified and nonqualified deferred compensation plans, including Company matching and discretionary contributions, totaled $9.9 million in 2011, $0.6 million in 2010 and $0.6 million in 2009.
In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of January 1, 2012 were $12.8 million, $7.0 million and $5.8 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of January 2, 2011 were $11.9 million, $7.6 million and $4.3 million, respectively. Total pension expense for these plans was $0.9 million, $0.8 million and $1.0 million in 2011, 2010 and 2009, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2012 are not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
9. Stockholders’ Equity
Common Stock
The authorized capital stock of the Company is 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. Class A shares have no voting rights and are not convertible. Class B shares have voting rights and are convertible by the holder into Class A shares on a share-for-share basis at any time. Both classes of stock have identical rights in the event of liquidation.
Class A shares and Class B shares are both entitled to receive dividends, subject to the limitation that no cash dividend on the Class B shares may be declared unless the Board of Directors declares an equal or larger cash dividend on the Class A shares. As a result, a cash dividend may be declared on the Class A shares without declaring a cash dividend on the Class B shares.
During 2011, the Company made dividend payments totaling $3.8 million.
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
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income at year-end 2011 and 2010 were as follows:

	2011	2010
	(in millions of dollars)

Cumulative translation adjustments, net of tax benefit of $2.7 million in 2011 and $2.1 million in 2010	$19.3	$28.9

Unrealized gain on marketable securities	0.5	2.6

Pension liability, net of tax benefit of $0.1 million in 2011 and $0.2 million in 2010	(3.6)	(2.5)

	$16.2	$29.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
10. Earnings Per Share
The reconciliation of basic earnings per share on common stock for the year ended January 1, 2012 and January 2, 2011 follows (in millions of dollars except per share data). A reconciliation for 2009 is not applicable, since an allocation of the net loss in that year to participating securities would have an anti-dilutive effect on basic and diluted per share amounts.

	2011	2010

Earnings from continuing operations	$64.9	$26.1
Less: Earnings allocated to participating securities	(1.5)	(0.3)

Earnings from continuing operations available to common shareholders	$63.4	$25.8

Loss from discontinued operations	$(1.2)	$—
Less: Loss allocated to participating securities	—	—

Loss from discontinued operations available to common shareholders	$(1.2)	$—

Net earnings	$63.7	$26.1
Less: Earnings allocated to participating securities	(1.5)	(0.3)

Net earnings available to common shareholders	$62.2	$25.8

Basic earnings (loss) per share on common stock:
Earnings from continuing operations	$1.72	$0.71
Loss from discontinued operations	$(0.03)	$—
Net earnings	$1.69	$0.71

Diluted earnings (loss) per share on common stock:
Earnings from continuing operations	$1.72	$0.71
Loss from discontinued operations	$(0.03)	$—
Net earnings	$1.69	$0.71

Average common shares outstanding (millions)
Basic	36.8	36.1
Diluted	36.8	36.1
Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for 2011, 2010 and 2009. Stock options representing 0.6 million, 0.7 million and 0.9 million shares for 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect.
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
10. Earnings Per Share (continued)
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
11. Stock-Based Compensation
Under the Equity Incentive Plan (the “Plan”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock awards and performance awards to key employees utilizing the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at January 1, 2012 under the Plan were 1,856,966. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.
In 2011, 2010 and 2009, the Company recognized stock-based compensation cost of $5.7 million, $4.2 million and $6.0 million, respectively, as well as related tax benefits of $2.2 million, $1.6 million and $2.3 million, respectively.
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
A summary of the status of nonvested restricted stock awards under the Plan as of the year ended January 1, 2012 and changes during this period is presented as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
Nonvested at January 2, 2011	708,405	$18.85
Granted	464,800	16.84
Vested	(236,065)	20.60
Forfeited	(29,150)	17.62

Nonvested at January 1, 2012	907,990	$17.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
11. Stock-Based Compensation (continued)
As of January 1, 2012, unrecognized compensation cost related to unvested restricted shares totaled $13.0 million. The weighted average period over which this cost is expected to be recognized is approximately two years. The weighted average grant date fair value per share of restricted stock awards granted during 2011, 2010 and 2009 was $16.84, $18.08 and $12.82, respectively. The total fair market value of restricted shares vested during 2011, 2010 and 2009 was $3.7 million, $3.4 million and $2.8 million, respectively.
Stock Options
Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. No stock options were granted in 2011, 2010 and 2009.
A summary of the status of stock option grants under the Plan as of the year ended January 1, 2012 and changes during this period is presented as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 2, 2011	645,036	$25.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(129,337)	24.96

Outstanding at January 1, 2012	515,699	$25.41	1.64	$—

Options exercisable at January 1, 2012	515,699	$25.41	1.64	$—

The table above includes 51,000 of non-employee director shares outstanding at January 1, 2012.
As of January 1, 2012, there was no unrecognized compensation cost related to unvested stock options. No stock options were exercised in 2011, 2010 and 2009.
Windfall tax benefits, which were included in the “Sale of stock and other financing activities” component of net cash from financing activities in the consolidated statement of cash flows, were insignificant for 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
12. Other Expense, Net
Included in other expense, net are the following:

	2011	2010	2009
	(In millions of dollars)
Interest income	$1.0	$0.8	$1.3
Interest expense	(3.4)	(5.7)	(4.1)
Dividend income	0.5	0.4	0.6
Foreign exchange gains (losses)	1.5	(1.2)	(0.5)
Other	0.3	0.3	0.5

Other expense, net	$(0.1)	$(5.4)	$(2.2)

Dividend income includes dividends earned on the Company’s investment in Temp Holdings (see Fair Value Measurements footnote). Included in foreign exchange gains in 2011 is a $1.6 million net gain related to the release into earnings of accumulated currency translation adjustments upon the substantially complete liquidation of certain subsidiaries. The disposals of these operations were not reported in discontinued operations due to immateriality.
13. Income Taxes
Earnings (loss) from continuing operations before taxes for the years 2011, 2010 and 2009 were taxed under the following jurisdictions:

	2011	2010	2009
	(in million of dollars)
Domestic	$36.7	$27.3	$(56.8)
Foreign	20.9	5.4	(91.5)

Total	$57.6	$32.7	$(148.3)

The provision for income taxes from continuing operations was as follows:

	2011	2010	2009
	(in millions of dollars)
Current tax expense:
U.S. federal	$5.2	$6.2	$(14.0)
U.S. state and local	1.8	0.6	0.9
Foreign	13.0	9.1	0.9

Total current	20.0	15.9	(12.2)

Deferred tax expense:
U.S. federal	(33.3)	(11.3)	(21.6)
U.S. state and local	1.1	(0.3)	(3.3)
Foreign	4.9	2.3	(6.1)

Total deferred	(27.3)	(9.3)	(31.0)

Total provision	$(7.3)	$6.6	$(43.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
13. Income Taxes (continued)
Deferred taxes are comprised of the following:

	2011	2010
	(in millions of dollars)
Depreciation and amortization	$(10.4)	$(8.9)
Employee compensation and benefit plans	48.4	49.4
Workers’ compensation	26.7	26.9
Unrealized loss on securities	8.3	7.7
Loss carryforwards	53.5	46.7
Credit Carryforwards	68.6	39.5
Other, net	(1.4)	(6.6)
Valuation allowance	(65.4)	(52.5)

Net deferred tax assets	$128.3	$102.2

The deferred tax balance is classified in the consolidated balance sheet as:

	2011	2010
	(in millions of dollars)
Current assets, deferred tax	$38.2	$22.4
Noncurrent deferred tax asset	94.1	84.0
Current liabilities, income and other taxes	(1.8)	(1.5)
Noncurrent liabilities, other long-term liabilities	(2.2)	(2.7)

	$128.3	$102.2

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2011	2010	2009
	(in millions of dollars)
Income tax based on statutory rate	$20.2	$11.4	$(51.9)
State income taxes, net of federal benefit	1.9	0.2	(1.6)
General business credits	(28.5)	(11.7)	(11.8)
Life insurance cash surrender value	0.9	(3.3)	(4.6)
Impairment	—	0.2	15.6
Restructuring	1.0	0.8	4.9
Foreign items	(1.5)	0.8	5.7
Foreign business taxes	4.7	4.5	0.4
Worthless stock	(7.7)	(0.9)	(3.6)
Non-deductible compensation	1.5	1.1	1.2
Change in deferred tax realizability	(0.6)	3.0	—
Other, net	0.8	0.5	2.5

Total	$(7.3)	$6.6	$(43.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
13. Income Taxes (continued)
General business credits primarily represent U.S. work opportunity credits and, in 2011 only, HIRE Act retention credits of $11.3 million. Foreign business taxes are taxes based on revenue less certain expenses and are classified as income taxes under ASC Topic 740 (“ASC 740”), Income Taxes. The lower 2009 amount is primarily due to the French business tax, which had been classified as a component of SG&A expenses prior to 2010. The French government changed the business tax from an asset-based tax to an income-based tax, thereby requiring the classification of this tax as an income tax beginning in 2010.
The Company has U.S. general business credit carryforwards of $66.9 million which will expire from 2028 to 2031 and foreign tax credit carryforwards of $1.7 million which will expire from 2019 to 2021. The net tax effect of state and foreign loss carryforwards at January 1, 2012 totaled $53.5 million, which expire as follows (in millions of dollars):

Year	Amount
2012-2014	$1.2
2015-2017	2.9
2018-2021	3.3
2022-2026	5.6
2027-2031	1.7
No expiration	38.8

Total	$53.5

The Company has established a valuation allowance for loss carryforwards and future deductible items in certain foreign jurisdictions. The valuation allowance is determined in accordance with the provisions of ASC 740, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s foreign losses in recent periods in these jurisdictions represented sufficient negative evidence to require a valuation allowance under ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the foreign deferred tax assets.
Provision has not been made for U.S. or additional foreign income taxes on an estimated $30.5 million of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If these earnings were to be repatriated, the Company would be subject to additional U.S. income taxes, adjusted for foreign credits. It is not practical to determine the income tax liability that might be incurred if these earnings were repatriated.
Deferred income taxes recorded in other comprehensive income include:

	2011	2010	2009
	(in millions of dollars)
Cumulative translation adjustments	$1.8	$(0.3)	$(3.5)
Pension liability	0.1	(0.3)	0.1

Total	$1.9	$(0.6)	$(3.4)

In the fourth quarter of 2009, an adjustment was made to deferred taxes to correct an immaterial error related to years prior to 2007. This caused the income tax benefit to be reduced by $1.7 million, and other comprehensive income to be reduced by $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
13. Income Taxes (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(in millions of dollars)
Balance at beginning of the year	$8.5	$8.9	$4.6

Additions based on tax positions related to the current year	—	—	4.8
Additions for prior years’ tax positions	0.2	0.1	0.4
Reductions for prior years’ tax positions	(0.8)	(0.3)	(0.4)
Additions for settlements	0.2	—	—
Reductions for settlements	(0.2)	—	(0.2)
Reductions for expiration of statutes	(0.1)	(0.2)	(0.3)

Balance at end of the year	$7.8	$8.5	$8.9

If the $7.8 million in 2011, $8.5 million in 2010 and $8.9 million in 2009 of unrecognized tax benefits were recognized, they would have a favorable effect of $6.7 million in 2011, $7.3 million in 2010 and $7.6 million in 2009 on the effective tax rate.
The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized expense of $0.1 million in 2011 and $0.1 million in 2010 and a benefit of $0.2 million in 2009 for interest and penalties. At year end, accrued interest and penalties were $0.5 million in 2011 and $0.6 million in 2010.
The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2006 through 2011, Canada for fiscal years 2004 through 2011 and France for fiscal years 2009 through 2011.
The Company and its subsidiaries have various other income tax returns in the process of examination, administrative appeals or litigation. The unrecognized tax benefit and related interest and penalty balances include approximately $1.0 million for 2011 and $1.6 million for 2010 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
14. Supplemental Cash Flow Information
Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2011, 2010 and 2009, respectively, were as follows:

	2011	2010	2009
	(in millions of dollars)

(Increase) decrease in trade accounts receivable	$(148.5)	$(95.5)	$116.6
(Increase) decrease in prepaid expenses and other current assets	(4.7)	25.0	(9.2)
Increase (decrease) in accounts payable and accrued liabilities	58.9	0.4	(59.0)
Increase (decrease) in accrued payroll and related taxes	34.3	36.0	(41.9)
Increase in accrued insurance	0.2	7.0	4.5
Increase (decrease) in income and other taxes	4.8	9.4	(2.0)

Total changes in operating assets and liabilities	$(55.0)	$(17.7)	$9.0

The Company paid interest of $2.9 million, $6.1 million and $4.2 million in 2011, 2010 and 2009, respectively. The Company paid income taxes of $21.5 million in 2011 and received a refund of income taxes of $7.8 million in 2010 and $9.4 million in 2009.
15. Commitments
The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of January 1, 2012 (in millions of dollars):

Fiscal year:
2012	$45.6
2013	30.7
2014	17.8
2015	10.4
2016	5.8
Later years	5.4

Total	$115.7

Lease expense from continuing operations for fiscal 2011, 2010 and 2009 amounted to $50.5 million, $50.1 million and $56.8 million, respectively.
In addition to operating lease agreements, the Company has entered into unconditional purchase obligations totaling $18.3 million. These obligations relate primarily to voice and data communications services which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
16. Contingencies
The Company is awaiting final court approval of a settlement of a single class action, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc. pending in the Superior Court of California, Los Angeles, which involves a claim for monetary damages by current and former temporary employees in the State of California. The claims are related to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. A $1.2 million after tax charge relating to the settlement was recognized in discontinued operations during the second quarter of 2011.
During the fourth quarter of 2011, the Company paid $1.9 million to settle a previous legal matter, Sullivan v. Kelly Services, Inc., which had been pending in the U.S. District Court Southern District of California. The Company established a reserve for this case in 2010.
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
The accrual for litigation costs at year-end 2011 and 2010 amounted to $4.5 million and $3.6 million, respectively, and is included in accounts payable and accrued liabilities on the consolidated balance sheet.
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
The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”), executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the seven segments based on a work effort, volume or, in the absence of a readily available measurement process, proportionately based on revenue from services. Included in Corporate is $0.5 million in 2010 and $53.1 million in 2009 related to asset impairment charges (see Fair Value Measurements footnote).
The following tables present information about the reported revenue from services and earnings from operations of the Company for the fiscal years 2011, 2010 and 2009. Asset information by reportable segment is not reported, since the Company does not produce such information internally nor does it use such data to manage its business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
17. Segment Disclosures (continued)

	2011	2010	2009
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$2,660.9	$2,428.2	$1,980.3
Americas PT	982.8	889.0	792.6

Total Americas Commercial and PT	3,643.7	3,317.2	2,772.9

EMEA Commercial	990.1	872.0	895.2
EMEA PT	178.9	147.6	141.9

Total EMEA Commercial and PT	1,169.0	1,019.6	1,037.1

APAC Commercial	397.6	355.3	284.9
APAC PT	51.4	32.5	25.4

Total APAC Commercial and PT	449.0	387.8	310.3

OCG	317.3	254.8	219.9

Less: Intersegment revenue	(28.0)	(29.1)	(25.4)

Consolidated Total	$5,551.0	$4,950.3	$4,314.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
17. Segment Disclosures (continued)

	2011	2010	2009
	(In millions of dollars)
Earnings (Loss) from Operations:
Americas Commercial	$83.9	$79.3	$10.3
Americas PT	42.8	46.3	23.2

Total Americas Commercial and PT	126.7	125.6	33.5

EMEA Commercial	13.8	6.3	(25.7)
EMEA PT	4.2	1.8	(2.8)

Total EMEA Commercial and PT	18.0	8.1	(28.5)

APAC Commercial	1.9	2.8	(4.6)
APAC PT	(2.6)	(3.1)	(1.5)

Total APAC Commercial and PT	(0.7)	(0.3)	(6.1)

OCG	(2.6)	(17.6)	(11.8)

Corporate	(83.7)	(77.7)	(133.2)

Consolidated Total	$57.7	$38.1	$(146.1)

A summary of revenue from services by geographic area for 2011, 2010 and 2009 follows:

	2011	2010	2009
	(In millions of dollars)
Revenue From Services:
Domestic	$3,445.4	$3,121.9	$2,634.3
International	2,105.6	1,828.4	1,680.5

Total	$5,551.0	$4,950.3	$4,314.8

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue was material to the consolidated revenues of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
17. Segment Disclosures (continued)
A summary of long-lived assets information by geographic area as of the years ended 2011 and 2010 follows:

	2011	2010
	(In millions of dollars)
Long-Lived Assets:
Domestic	$72.9	$88.8
International	17.3	15.2

Total	$90.2	$104.0

Long-lived assets include primarily property and equipment. No single foreign country’s long-lived assets were material to the consolidated long-lived assets of the Company.
18. New Accounting Pronouncements
In June 2011, the FASB amended its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us at the beginning of fiscal 2012 and its adoption will not have any impact on our financial condition, results of operations or cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries
SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In millions of dollars except per share data)

Revenue from services	$1,339.1	$1,405.8	$1,409.8	$1,396.3	$5,551.0
Gross profit	213.7	224.6	228.6	227.2	894.1
SG&A expenses	212.1	203.3	206.5	214.5	836.4
Restructuring charges (credits) included in SG&A	4.0	(0.6)	(0.6)	—	2.8
Earnings from continuing operations	1.1	20.0	19.7	24.1	64.9
Loss from discontinued operations, net of tax	—	(1.2)	—	—	(1.2)
Net earnings	1.1	18.8	19.7	24.1	63.7
Basic earnings (loss) per share (1)
Earnings from continuing operations	0.03	0.53	0.52	0.64	1.72
Loss from discontinued operations	—	(0.03)	—	—	(0.03)
Net earnings	0.03	0.50	0.52	0.64	1.69
Diluted earnings (loss) per share (1)
Earnings from continuing operations	0.03	0.53	0.52	0.64	1.72
Loss from discontinued operations	—	(0.03)	—	—	(0.03)
Net earnings	0.03	0.50	0.52	0.64	1.69
Dividends per share	—	—	0.05	0.05	0.10

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In millions of dollars except per share data)

Revenue from services	$1,130.4	$1,209.4	$1,284.7	$1,325.8	$4,950.3
Gross profit	180.0	190.9	207.2	216.4	794.5
SG&A expenses	181.6	180.9	192.9	199.0	754.4
Restructuring charges (included in SG&A)	4.4	—	2.8	—	7.2
Asset impairments	—	1.5	—	0.5	2.0
(Loss) earnings from continuing operations	(2.0)	3.9	9.6	14.6	26.1
Earnings from discontinued operations, net of tax	—	—	—	—	—
Net (loss) earnings	(2.0)	3.9	9.6	14.6	26.1
Basic (loss) earnings per share (1)
(Loss) earnings from continuing operations	(0.06)	0.11	0.26	0.39	0.71
Earnings from discontinued operations	—	—	—	—	—
Net (loss) earnings	(0.06)	0.11	0.26	0.39	0.71
Diluted (loss) earnings per share (1)
(Loss) earnings from continuing operations	(0.06)	0.11	0.26	0.39	0.71
Earnings from discontinued operations	—	—	—	—	—
Net (loss) earnings	(0.06)	0.11	0.26	0.39	0.71
Dividends per share	—	—	—	—	—

(1)	Earnings (loss) per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

SCHEDULE II — VALUATION RESERVES
Kelly Services, Inc. and Subsidiaries
January 1, 2012
(In millions of dollars)

		Additions
	Balance at	Charged to	Charged to	Currency	Deductions	Balance
	beginning	costs and	other	Exchange	from	at end
	of year	expenses	accounts *	effects	reserves	of year
Description

Fiscal year ended January 1, 2012:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12.3	4.3	—	(0.2)	(3.0)	$13.4

Deferred tax assets valuation allowance	$52.5	14.1	1.5	(1.0)	(1.7)	$65.4

Fiscal year ended January 2, 2011:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$15.0	2.1	—	(0.2)	(4.6)	$12.3

Deferred tax assets valuation allowance	$52.7	6.1	—	(1.0)	(5.3)	$52.5

Fiscal year ended January 3, 2010:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$17.0	2.2	—	0.6	(4.8)	$15.0

Deferred tax assets valuation allowance	$44.2	7.5	—	2.3	(1.3)	$52.7

*	Allowance of companies acquired.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, effective May 6, 2009 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 8, 2009 which is incorporated herein by reference).

3.2	By-laws, effective May 6, 2009 (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2009, which is incorporated herein by reference).

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

14
Code of Business Conduct and Ethics, adopted February 9, 2004, as amended on November 9, 2010 (Reference is made to Exhibit 14 to the Form 10-K filed with the Commission on February 17, 2011, which is incorporated herein by reference).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document