Form 10-Q
period 2012-04-01
KELLY SERVICES INC
filed 2012-05-09
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 27, 2012, 33,461,946 shares of Class A and 3,454,485 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In millions of dollars except per share data)

	13 Weeks Ended
	April 1, 2012	April 3, 2011
Revenue from services	$1,354.8	$1,339.1

Cost of services	1,131.1	1,127.9

Gross profit	223.7	211.2

Selling, general and administrative expenses	209.0	209.6

Earnings from operations	14.7	1.6

Other expense, net	(0.6)	(0.4)

Earnings from continuing operations before taxes	14.1	1.2

Income taxes	4.9	0.1

Earnings from continuing operations	9.2	1.1

Earnings from discontinued operations, net of tax	0.4	—

Net earnings	$9.6	$1.1

Basic earnings per share:
Earnings from continuing operations	$0.24	$0.03
Earnings from discontinued operations	$0.01	$—
Net earnings	$0.26	$0.03

Diluted earnings per share:
Earnings from continuing operations	$0.24	$0.03
Earnings from discontinued operations	$0.01	$—
Net earnings	$0.26	$0.03

Dividends per share	$0.05	$—

Average shares outstanding (millions):
Basic	36.9	36.7
Diluted	36.9	36.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended
	April 1, 2012	April 3, 2011
Net earnings	$9.6	$1.1

Other comprehensive income, net of tax:

Foreign currency translation adjustments	5.0	6.0

Unrealized gains (losses) on investments	3.0	(0.6)

Pension liability adjustments	0.3	—

Other comprehensive income	8.3	5.4

Comprehensive Income	$17.9	$6.5

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

	April 1, 2012	January 1, 2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$88.3	$81.0
Trade accounts receivable, less allowances of $12.9 and $13.4, respectively	977.9	944.9
Prepaid expenses and other current assets	64.2	50.6
Deferred taxes	34.3	38.2

Total current assets	1,164.7	1,114.7
PROPERTY AND EQUIPMENT:
Property and equipment	332.0	326.9
Accumulated depreciation	(241.7)	(236.3)

Net property and equipment	90.3	90.6
NONCURRENT DEFERRED TAXES	96.4	94.1
GOODWILL, NET	89.8	90.2
OTHER ASSETS	165.5	152.1

TOTAL ASSETS	$1,606.7	$1,541.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$94.7	$96.3
Accounts payable and accrued liabilities	275.7	237.2
Accrued payroll and related taxes	273.8	271.4
Accrued insurance	30.5	31.5
Income and other taxes	61.1	61.3

Total current liabilities	735.8	697.7
NONCURRENT LIABILITIES:
Accrued insurance	51.8	53.5
Accrued retirement benefits	101.5	91.1
Other long-term liabilities	24.6	23.7

Total noncurrent liabilities	177.9	168.3
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2012 and 2011	36.6	36.6
Class B common stock, shares issued 3.5 million at 2012 and 2011	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.2 million shares at 2012 and 2011	(66.0)	(66.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	29.8	28.8
Earnings invested in the business	665.2	657.5
Accumulated other comprehensive income	24.5	16.2

Total stockholders’ equity	693.0	675.7

TOTAL LIABILITIES AND STOCKHOLDER’ EQUITY	$1,606.7	$1,541.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended
	April 1, 2012	April 3, 2011
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—

Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—

Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(66.3)	(70.3)
Exercise of stock options, restricted stock awards and other	0.3	0.1

Balance at end of period	(66.0)	(70.2)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	—	—

Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	28.8	28.0
Exercise of stock options, restricted stock awards and other	1.0	1.3

Balance at end of period	29.8	29.3

Earnings Invested in the Business
Balance at beginning of period	657.5	597.6
Net earnings	9.6	1.1
Dividends	(1.9)	—

Balance at end of period	665.2	598.7

Accumulated Other Comprehensive Income
Balance at beginning of period	16.2	29.0
Foreign currency translation adjustments, net of tax	5.0	6.0
Unrealized gains (losses) on investments, net of tax	3.0	(0.6)
Pension liability adjustments, net of tax	0.3	—

Balance at end of period	24.5	34.4

Stockholders’ Equity at end of period	$693.0	$631.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended
	April 1,	April 3,
	2012	2011
Cash flows from operating activities:
Net earnings	$9.6	$1.1
Noncash adjustments:
Depreciation and amortization	5.7	8.3
Provision for bad debts	0.2	1.2
Stock-based compensation	1.4	1.4
Other, net	—	(0.1)
Changes in operating assets and liabilities	(3.5)	(16.9)

Net cash from operating activities	13.4	(5.0)

Cash flows from investing activities:
Capital expenditures	(4.0)	(2.5)
Other investing activities	(0.4)	—

Net cash from investing activities	(4.4)	(2.5)

Cash flows from financing activities:
Net change in short-term borrowings	(2.3)	48.3
Repayment of debt	—	(62.9)
Dividend payments	(1.9)	—
Other financing activities	—	(1.0)

Net cash from financing activities	(4.2)	(15.6)

Effect of exchange rates on cash and equivalents	2.5	2.4

Net change in cash and equivalents	7.3	(20.7)
Cash and equivalents at beginning of period	81.0	80.5

Cash and equivalents at end of period	$88.3	$59.8

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2012 (the 2011 consolidated financial statements). The Company’s first fiscal quarter ended on April 1, 2012 (2012) and April 3, 2011 (2011), each of which contained 13 weeks.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Effective with the first quarter of 2012, certain vendor management and other technology costs which were previously included in selling, general and administrative (“SG&A”) expenses are now included in cost of services, and the prior year’s results were revised to conform to this presentation. The only effect of this change was to increase cost of services and decrease SG&A expenses (and gross profit) by $2.5 million from those amounts previously reported in the first quarter of 2011. Additionally, in the first quarter of 2012, an adjustment was made to our current taxes payable and deferred tax assets associated with work opportunity credits to correct an immaterial error related to prior years. This adjustment reduced income tax expense by $0.9 million in the first quarter of 2012.

Earnings from discontinued operations for the first quarter of 2012 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

2. Fair Value Measurements

Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following tables present assets measured at fair value on a recurring basis as of April 1, 2012 and January 1, 2012 on the consolidated balance sheet by fair value hierarchy level, as described below.

	Fair Value Measurements on a Recurring Basis As of April 1, 2012
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.3	$2.3	$—	$—
Available-for-sale investment	28.6	28.6	—	—

Total assets at fair value	$30.9	$30.9	$—	$—

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

Money market funds as of April 1, 2012 and January 1, 2012 represent investments in money market accounts, all of which are restricted as to use and are included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain of $3.0 million for the 13 weeks ended 2012 and unrealized loss of $0.6 million for the 13 weeks ended 2011 was recorded in other comprehensive income, a component of stockholders’ equity.

3. Acquisition

During the fourth quarter of 2011, the Company acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), a national service provider in Brazil, for $6.6 million in cash. The following table summarizes the purchase price allocation at the time of purchase, along with measurement period adjustments recognized during the 13 weeks ended 2012. The purchase price allocation is still preliminary, subject to further information relating to acquired contingency reserves.

	Original Allocation	Adjustments	Revised Allocation
	(In millions of dollars)
Current assets	$6.3	$—	$6.3
Goodwill	22.9	(0.4)	22.5
Identified intangibles	5.3	0.4	5.7
Other noncurrent assets	0.7	—	0.7
Current liabilities	(14.4)	—	(14.4)
Noncurrent liabilities	(14.2)	—	(14.2)

Total purchase price	$6.6	$—	$6.6

The acquisition adjustment relates to an increase in Tradição’s estimated identified intangibles balance.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

4. Goodwill

The changes in the net carrying amount of goodwill during the 13 weeks ended 2012 are included in the table below. See Acquisition footnote for a description of adjustments to goodwill.

	Goodwill, Gross as of Jan. 1, 2012	Accumulated Impairment Losses as of Jan. 1, 2012	Adjustments to Goodwill	Impairment Losses	Goodwill, Gross as of Apr. 1, 2012	Accumulated Impairment Losses as of Apr. 1, 2012	Goodwill, Net as of Apr. 1, 2012
	(In millions of dollars)
Americas
Americas Commercial	$39.3	$(16.4)	$(0.4)	$—	$38.9	$(16.4)	$22.5
Americas PT	39.2	—	—	—	39.2	—	39.2

Total Americas	78.5	(16.4)	(0.4)	—	78.1	(16.4)	61.7

EMEA
EMEA Commercial	50.4	(50.4)	—	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	—	22.0	(22.0)	—

Total EMEA	72.4	(72.4)	—	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	—	12.1	(12.1)	—
APAC PT	1.8	—	—	—	1.8	—	1.8

Total APAC	13.9	(12.1)	—	—	13.9	(12.1)	1.8

OCG	26.3	—	—	—	26.3	—	26.3

Consolidated Total	$191.1	$(100.9)	$(0.4)	$—	$190.7	$(100.9)	$89.8

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

5. Earnings Per Share

The reconciliation of basic and diluted earnings per share on common stock for the 13 weeks ended 2012 and 2011 follows (in millions of dollars except per share data):

	13 Weeks Ended
	2012	2011
Earnings from continuing operations	$9.2	$1.1
Less: Earnings allocated to participating securities	(0.2)	—

Earnings from continuing operations available to common shareholders	$9.0	$1.1

Earnings from discontinued operations	$0.4	$—
Less: Earnings allocated to participating securities	—	—

Earnings from discontinued operations available to common shareholders	$0.4	$—

Net Earnings	$9.6	$1.1
Less: Earnings allocated to participating securities	(0.2)	—

Net Earnings available to common shareholders	$9.4	$1.1

Basic earnings per share on common stock:
Earnings from continuing operations	$0.24	$0.03
Earnings from discontinued operations	$0.01	$—
Net earnings	$0.26	$0.03

Diluted earnings per share on common stock:
Earnings from continuing operations	$0.24	$0.03
Earnings from discontinued operations	$0.01	$—
Net earnings	$0.26	$0.03

Average common shares outstanding (millions)
Basic	36.9	36.7
Diluted	36.9	36.7

Stock options representing 0.5 million and 0.6 million shares, respectively, for the 13 weeks ended 2012 and 2011 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

6. Other Expense, Net

Included in other expense, net for the 13 weeks ended 2012 and 2011 are the following:

	13 Weeks Ended
	2012	2011
	(In millions of dollars)
Interest income	$0.6	$0.3
Interest expense	(1.0)	(1.1)
Foreign exchange (losses) gains	(0.2)	0.4

Other expense, net	$(0.6)	$(0.4)

7. Other Comprehensive Income

Taxes allocated to components of other comprehensive income for the 13 weeks ended 2012 and 2011 were immaterial.

8. Contingencies

In May, 2012, the Company received final court approval of a settlement of a single class action, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc., in the Superior Court of California, Los Angeles, which involved a claim for monetary damages by current and former temporary employees in the State of California. The claims were related to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. During 2011, a $1.2 million after tax charge relating to the settlement was recognized in discontinued operations. During the first quarter of 2012, we reduced our estimate of the costs to settle the litigation by $0.4 million after tax, which was recorded in discontinued operations.

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

The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”), executive placement and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the Americas, EMEA and APAC regions and OCG based on a work effort, volume or, in the absence of a readily available measurement process, proportionately based on revenue from services.

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the 13 weeks ended 2012 and 2011. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business. Our segments themselves did not change from prior periods, however, effective with the first quarter of 2012, we changed the manner in which we evaluate and internally report segments, such that our primary measure of segment performance is now gross profit. Historically, our primary measure of segment performance was gross profit less an allocation of SG&A expenses. We revised the prior period’s segment results to conform to the current manner in which we evaluate segment performance.

	13 Weeks Ended
	2012	2011
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$669.3	$653.3
Americas PT	250.1	240.6

Total Americas Commercial and PT	919.4	893.9

EMEA Commercial	213.0	231.5
EMEA PT	42.2	41.4

Total EMEA Commercial and PT	255.2	272.9

APAC Commercial	88.3	99.7
APAC PT	12.8	11.5

Total APAC Commercial and PT	101.1	111.2

OCG	86.7	68.2
Less: Intersegment revenue	(7.6)	(7.1)

Consolidated Total	$1,354.8	$1,339.1

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

9. Segment Disclosures (continued)

	13 Weeks Ended
	2012	2011
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$98.0	$92.0
Americas PT gross profit	40.2	36.0

Americas Region gross profit	138.2	128.0
Americas Region SG&A expenses	(102.9)	(102.8)

Americas Region Earnings from Operations	35.3	25.2

EMEA Commercial gross profit	33.5	37.2
EMEA PT gross profit	11.3	11.0

EMEA Region gross profit	44.8	48.2
EMEA Region SG&A expenses	(44.5)	(49.9)

EMEA Region Earnings from Operations	0.3	(1.7)

APAC Commercial gross profit	13.1	13.5
APAC PT gross profit	5.2	5.0

APAC Region gross profit	18.3	18.5
APAC Region SG&A expenses	(19.7)	(19.0)

APAC Region Earnings from Operations	(1.4)	(0.5)

OCG gross profit	23.1	17.0
OCG SG&A expenses	(22.6)	(19.4)

OCG Earnings from Operations	0.5	(2.4)

Corporate	(20.0)	(19.0)

Consolidated Total	14.7	1.6

Other Expense, Net	(0.6)	(0.4)

Earnings Before Taxes	$14.1	$1.2

10. New Accounting Pronouncements

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

During the first quarter of 2012, global economic tensions persisted. High fuel prices and slowing job growth in the U.S., coupled with worries over economic conditions across Europe, dampened the confidence of business and consumers alike. Prolonged uncertainty in the struggling Eurozone economies contributed to rising unemployment levels throughout that region. In contrast, the U.S. continued to make tempered progress: although March’s employment gains were the fewest in five months, the U.S. labor market recorded its strongest first quarter performance in six years.

Broadly speaking, the first quarter reflected solid operational performance for Kelly. We were able to leverage a leaner cost structure, improve our gross profit rate and stay focused on executing our strategy. Specifically:

•	While revenue increased only slightly, fee-based income increased 15% year over year.

•	Our gross profit rate improved to 16.5% compared to 15.8% in the first quarter of 2011.

•	SG&A expenses were relatively flat in comparison to the prior year.

•	OCG earnings increased year over year by $3 million.

•	Our professional and technical businesses exhibited improved revenue and gross profits year over year.

As discussed below, the work opportunity credit program has expired and reinstatement is uncertain.

Going forward, we remain focused on achieving a competitive return on sales by growing our professional and technical, fee-based and other higher margin offerings, and maintaining our lower cost of service delivery. Though the recovery is slow and stubborn, secular demand for our services is increasing. We are committed to responding to customers’ needs for flexible, innovative solutions for managing their workforce – from traditional staffing to professional and technical specialties, to outsourcing and consulting programs.

Results of Operations

Total Company—First Quarter

(Dollars in millions)

					CC
	2012	2011	Change		Change
Revenue from Services	$1,354.8	$1,339.1	1.2%		1.9%
Fee-based income	36.6	31.8	15.1		15.9
Gross profit	223.7	211.2	5.9		6.6
SG&A expenses excluding restructuring charges	209.0	205.6	1.6
Restructuring charges	—	4.0	(100.0)
Total SG&A expenses	209.0	209.6	(0.3)		0.3
Earnings from Operations	14.7	1.6	NM

Gross profit rate	16.5%	15.8%	0.7	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.4	15.4	—
% of gross profit	93.4	97.3	(3.9)
Operating margin	1.1	0.1	1.0

Constant currency (“CC”) revenue for the first quarter of 2012 was up nearly 2% year over year. However, excluding the Company’s acquisition of Tradição in Brazil late last year, CC revenue would have been flat in comparison to the prior year. This reflected a 7% decrease in hours worked, partially offset by a 6% increase in average bill rates on a CC basis.

Effective with the first quarter of 2012, certain vendor management and other technology costs which were previously included in SG&A expenses are now included in cost of services, and the prior year’s results were revised to conform to this presentation. The effect of this change was to increase cost of services and decrease SG&A expenses (and gross profit) by $3 million in the first quarter of 2011.

Compared to the first quarter of 2011, the gross profit rate improved due to higher fee-based income and an improved temporary gross profit rate. The improvement in the temporary gross profit rate was due to lower benefit and workers’ compensation costs. We regularly update our estimates of open workers’ compensation claims. As a result, we reduced our estimated costs of prior year workers’ compensation by $2 million for the first quarter of 2012. This compares to an adjustment reducing prior year workers’ compensation claims by $1 million for the first quarter of 2011.

Fee-based income has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.

SG&A expenses excluding restructuring increased slightly year over year due primarily to the Brazil acquisition, which impacted SG&A comparisons by approximately 2 percentage points. Restructuring costs incurred in the first quarter of 2011 related primarily to revisions of the estimated lease termination costs for previously closed EMEA Commercial branches.

Income tax expense for the first quarter of 2012 was $5 million (34.6%), compared to less than $1 million (4.5%) for the first quarter of 2011. The increase in 2012 tax expense is primarily due to increased pretax income. The 2012 expense was reduced by less than $1 million to correct an immaterial error related to prior year work opportunity credits. The 2011 expense included the favorable impact of the Hiring Incentives to Restore Employment (“HIRE”) Act retention credits, which were available only in 2011. In 2012, work opportunity credits are available only for employees hired in prior years and certain U.S. veterans, due to expiration of the program at the end of 2011. While the work opportunity credit program has expired and been retroactively reinstated many times in the past, extension of this program is uncertain.

Diluted earnings from continuing operations per share for the first quarter of 2012 were $0.24, as compared to $0.03 for the first quarter of 2011.

Earnings from discontinued operations for the first quarter of 2012 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas—First Quarter

(Dollars in millions)

							CC
	2012		2011		Change		Change
Revenue from Services	$919.4		$893.9		2	.9%	3	.3%
Fee-based income	6.9		5.6		24.1		24.8
Gross profit	138.2		128.0		7.9		8.3
Total SG&A expenses	102.9		102.8		0.1		0.5
Earnings from Operations	35.3		25.2		39.8

Gross profit rate	15	.0%	14	.3%	0	.7 pts.
Expense rates:
% of revenue	11.2		11.5		(0.3)
% of gross profit	74.5		80.3		(5.8)
Operating margin	3.8		2.8		1.0

On an organic basis, excluding the Tradição acquisition, CC revenue increased by 1%. This increase represents a 4% increase in average bill rates on a CC basis, partially offset by a 3% decrease in hours worked. During the first quarter of 2012, the PT segment grew by 4%, while Commercial growth was flat. Americas represented 68% of total Company revenue in the first quarter of 2012 and 67% in the first quarter of 2011.

The change in the gross profit rate was primarily due to lower workers’ compensation costs in Commercial noted above, lower benefit costs in PT and increased pricing and favorable business mix in both Commercial and PT.

On an organic basis, Americas SG&A expenses were 3% below the prior year.

Total EMEA—First Quarter

(Dollars in millions)

					CC
	2012	2011	Change		Change
Revenue from Services	$255.2	$272.9	(6.5)%		(4.1)%
Fee-based income	10.7	10.2	5.2		8.0
Gross profit	44.8	48.2	(7.1)		(4.6)
SG&A expenses excluding restructuring charges	44.5	45.9	(3.3)
Restructuring charges	—	4.0	(100.0)
Total SG&A expenses	44.5	49.9	(11.0)		(8.9)
Earnings from Operations	0.3	(1.7)	NM

Gross profit rate	17.6%	17.7%	(0.1	)pts.
Expense rates (excluding restructuring charges):
% of revenue	17.4	16.8	0.6
% of gross profit	99.2	95.3	3.9
Operating margin	0.1	(0.6)	0.7

The change in EMEA revenue from services reflected a 10% decrease in hours worked, due to the unfavorable economic environment, partially offset by a 6% increase in average bill rates on a CC basis. The increase in average bill rates is due to a change in mix between the Commercial and PT segments and customer mix. EMEA represented 19% of total Company revenue in the first quarter of 2012 and 20% in the first quarter of 2011.

The EMEA gross profit rate decreased slightly due to unfavorable customer and business mix in the Commercial segment. This effect on the EMEA gross profit rate was partially offset by increased fee-based income in both Commercial and PT and growing volume in PT.

The decrease in SG&A expenses was primarily due to cost adjustments in the Commercial segment in line with the level of activity, partially offset by some targeted investments in the PT segment, coupled with the impact of the restructuring last year in the UK operations.

Total APAC—First Quarter

(Dollars in millions)

					CC
	2012	2011	Change		Change
Revenue from Services	$101.1	$111.2	(9.0)%		(10.5)%
Fee-based income	7.3	7.3	(0.4)		(2.2)
Gross profit	18.3	18.5	(1.2)		(3.5)
Total SG&A expenses	19.7	19.0	3.3		1.0
Earnings from Operations	(1.4)	(0.5)	(158.7)

Gross profit rate	18.1%	16.6%	1.5	pts.
Expense rates:
% of revenue	19.4	17.1	2.3
% of gross profit	107.6	102.9	4.7
Operating margin	(1.4)	(0.5)	(0.9)

The change in APAC revenue from services reflected a 21% decrease in hours worked, partially offset by a 13% increase in average bill rates on a CC basis. The Company has exited a number of low-margin customers in India and Australia, resulting in the decrease in hours worked. The increase in the average bill rates is due primarily to the change in country mix, in large part due to the decision to exit the customers in India. APAC revenue represented 8% of total Company revenue in the first quarter of both 2012 and 2011.

The change in the APAC gross profit rate also reflects the decision to exit low-margin Commercial customers in Australia and India. Fee-based income was slightly down due to slower conversions from more developed countries such as Singapore and Malaysia, partially offset by growth in China.

OCG—First Quarter

(Dollars in millions)

					CC
	2012	2011	Change		Change
Revenue from Services	$86.7	$68.2	27.1%		27.5%
Fee-based income	11.6	8.7	33.6		34.2
Gross profit	23.1	17.0	35.6		36.3
Total SG&A expenses	22.6	19.4	16.5		16.8
Earnings from Operations	0.5	(2.4)	NM

Gross profit rate	26.7%	25.0%	1.7	pts.
Expense rates:
% of revenue	26.1	28.5	(2.4)
% of gross profit	97.8	113.9	(16.1)
Operating margin	0.6	(3.5)	4.1

Revenue from services in the OCG segment for the first quarter of 2012 increased in the Americas and EMEA regions, due primarily to growth in our BPO, PPO, RPO and CWO practices. OCG revenue represented 6% of total Company revenue in the first quarter of 2012 and 5% in the first quarter of 2011.

The OCG gross profit rate increased primarily due to increased volume mix in the BPO, RPO and CWO practice areas. The increase in SG&A expenses is primarily the result of support costs associated with new customer programs, as well as increased volumes on existing programs in our BPO and CWO practice areas.

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

Cash and Equivalents

Cash and equivalents totaled $88 million at the end of the first quarter of 2012 and $81 million at year-end 2011. As further described below, we generated $13 million in cash from operating activities, used $4 million of cash for investing activities and used $4 million of cash for financing activities.

Operating Activities

In the first three months of 2012, we generated $13 million in cash from operating activities, as compared to using $5 million in the first three months of 2011. The increase in cash generated was due to improved operating results in 2012, combined with decreased growth in trade accounts receivable.

Trade accounts receivable totaled $978 million at the end of the first quarter of 2012. Global days sales outstanding were 54 days at the end of the first quarter of 2012, compared to 52 days at the end of the first quarter of 2011.

Our working capital position was $429 million at the end of the first quarter of 2012, an increase of $12 million from year-end 2011. The current ratio was 1.6 at the end of the first quarter of 2012 and at year-end 2011.

Investing Activities

In the first three months of 2012, we used $4 million of cash for investing activities, compared to $3 million in the first three months of 2011. Capital expenditures in both years relate primarily to the Company’s information technology programs, including costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project.

Financing Activities

In the first three months of 2012, we used $4 million of cash for financing activities, compared to using $16 million in the first three months of 2011. Debt totaled $95 million at the end of the first quarter of 2012 and $96 million at year-end 2011. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 12.0% at the end of the first quarter of 2012 and 12.5% at year-end 2011.

The net change in short-term borrowings in the first three months of 2012 was primarily due to payments on our revolving credit facility. The net change in short-term borrowings in the first three months of 2011 was primarily due to borrowings on our securitization facility of $32 million. During the first three months of 2011, we repaid term debt of $63 million.

During the first quarter of 2012, we made dividend payments of $2 million.

New Accounting Pronouncements

None.

Contractual Obligations and Commercial Commitments

There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 16, 2012. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. At the present time, we do not have plans to repatriate the majority of our international cash balances. We expect this international cash will be needed to fund working capital growth in our local operations. The majority of our international cash was concentrated in a cash pooling arrangement (the “Cash Pool”) and was available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.

At April 1, 2012, we had $150 million of available capacity on our $150 million revolving credit facility and $6 million of available capacity on our $150 million securitization facility. The securitization facility carried $88 million of short-term borrowings and $56 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.

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

As of April 1, 2012, we had no holdings of sovereign debt in Italy, Portugal, Ireland, Spain or Greece. Our investment policy requires our international affiliates to contribute any excess cash balances to the Cash Pool. We then manage this as counterparty exposure and distribute the risk among our Cash Pool provider and other banks we may designate from time to time.

As of April 1, 2012, our total exposure to European receivables from our customers was $283 million, which represents 29% of total trade accounts receivable, net. The percentage of trade accounts receivable over 90 days past due for Europe was consistent with our global experience. Net trade accounts receivable for Italy, Portugal and Ireland, specific countries currently experiencing economic volatility, totaled $43 million as of April 1, 2012, and we have not experienced a significant deterioration in these amounts during the first quarter of 2012.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, our ability to achieve our business strategy, including our ability to successfully expand into new markets and service lines, material changes in demand from or loss of large corporate customers, impairment charges triggered by adverse industry or market developments, unexpected termination of customer contracts, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, liability for improper disclosure of sensitive or private employee information, unexpected changes in claim trends on workers’ compensation and benefit plans, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to retain the services of our senior management, local management and field personnel, the impact of changes in laws and regulations (including federal, state and international tax laws and the expiration of the U.S. work opportunity credit program), the net financial impact of recent U.S. healthcare legislation on our business, and risks associated with conducting business in foreign countries, including foreign currency fluctuations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies. We may also utilize local currency-denominated borrowings.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2012 first quarter earnings.

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

During the fourth quarter of 2011, the Company acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”). As a result of the acquisition, the Company is in the process of reviewing the internal control structure of Tradição and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In May, 2012, the Company received final court approval of a settlement of a single class action, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc., in the Superior Court of California, Los Angeles, which involved a claim for monetary damages by current and former temporary employees in the State of California. The claims were related to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. During 2011, a $1.2 million after tax charge relating to the settlement was recognized in discontinued operations. During the first quarter of 2012, we reduced our estimate of the costs to settle the litigation by $0.4 million after tax, which was recorded in discontinued operations.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 1, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)
January 2, 2012 through February 5, 2012	6,709	$13.72	—	$—

February 6, 2012 through March 4, 2012	105	15.19	—	$—

March 5, 2012 through April 1, 2012	88	15.30	—	$—

Total	6,902	$13.76	—

We may reacquire shares to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 6,902 shares were reacquired in transactions during the quarter.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 25 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 9, 2012

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2012

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