Form 10-Q
period 2012-07-01
KELLY SERVICES INC
filed 2012-08-08
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 1, 2012

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

(248) 362-4444
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]       No  [X]

At July 27, 2012, 33,625,093 shares of Class A and 3,454,485 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue from services	$1,366.1	$1,405.8	$2,720.9	$2,744.9

Cost of services	1,142.9	1,183.7	2,274.0	2,311.6

Gross profit	223.2	222.1	446.9	433.3

Selling, general and administrative expenses	199.4	200.8	408.4	410.4

Earnings from operations	23.8	21.3	38.5	22.9

Other expense, net	(0.5)	(0.7)	(1.1)	(1.1)

Earnings from continuing operations before taxes	23.3	20.6	37.4	21.8

Income taxes	8.3	0.6	13.2	0.7

Earnings from continuing operations	15.0	20.0	24.2	21.1

Earnings (loss) from discontinued operations, net of tax	-	(1.2)	0.4	(1.2)

Net earnings	$15.0	$18.8	$24.6	$19.9

Basic earnings (loss) per share:
Earnings from continuing operations	$0.40	$0.53	$0.64	$0.56
Earnings (loss) from discontinued operations	$-	$(0.03)	$0.01	$(0.03)
Net earnings	$0.40	$0.50	$0.65	$0.53

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.40	$0.53	$0.64	$0.56
Earnings (loss) from discontinued operations	$-	$(0.03)	$0.01	$(0.03)
Net earnings	$0.40	$0.50	$0.65	$0.53

Dividends per share	$0.05	$-	$0.10	$-

Average shares outstanding (millions):
Basic	37.0	36.8	36.9	36.7
Diluted	37.0	36.8	37.0	36.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net earnings	$15.0	$18.8	$24.6	$19.9

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(6.1)	5.8	(1.1)	11.8

Unrealized gains (losses) on investments	7.3	0.1	10.3	(0.5)

Pension liability adjustments	-	-	0.3	-

Other comprehensive income, net of tax	1.2	5.9	9.5	11.3

Comprehensive Income	$16.2	$24.7	$34.1	$31.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 1, 2012	January 1, 2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$65.2	$81.0
Trade accounts receivable, less allowances of $11.8 and $13.4, respectively	985.0	944.9
Prepaid expenses and other current assets	57.9	50.6
Deferred taxes	33.4	38.2
Total current assets	1,141.5	1,114.7
PROPERTY AND EQUIPMENT:
Property and equipment	333.6	326.9
Accumulated depreciation	(243.3)	(236.3)
Net property and equipment	90.3	90.6
NONCURRENT DEFERRED TAXES	93.4	94.1
GOODWILL, NET	91.4	90.2
OTHER ASSETS	168.4	152.1
TOTAL ASSETS	$1,585.0	$1,541.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$88.5	$96.3
Accounts payable and accrued liabilities	269.5	237.2
Accrued payroll and related taxes	253.7	271.4
Accrued insurance	30.3	31.5
Income and other taxes	56.5	61.3
Total current liabilities	698.5	697.7

NONCURRENT LIABILITIES:
Accrued insurance	51.4	53.5
Accrued retirement benefits	102.8	91.1
Other long-term liabilities	24.0	23.7
Total noncurrent liabilities	178.2	168.3

STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2012 and 2011	36.6	36.6
Class B common stock, shares issued 3.5 at 2012 and 2011	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.0 shares at 2012 and 3.2 at 2011	(62.6)	(66.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	27.4	28.8
Earnings invested in the business	678.3	657.5
Accumulated other comprehensive income	25.7	16.2
Total stockholders' equity	708.3	675.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,585.0	$1,541.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	-	-	-	-
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	-	-	-	-
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(66.0)	(70.2)	(66.3)	(70.3)
Exercise of stock options, restricted stock awards and other	3.4	2.1	3.7	2.2
Balance at end of period	(62.6)	(68.1)	(62.6)	(68.1)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	-	-	-	-
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	29.8	29.3	28.8	28.0
Exercise of stock options, restricted stock awards and other	(2.4)	(1.3)	(1.4)	-
Balance at end of period	27.4	28.0	27.4	28.0

Earnings Invested in the Business
Balance at beginning of period	665.2	598.7	657.5	597.6
Net earnings	15.0	18.8	24.6	19.9
Dividends	(1.9)	-	(3.8)	-
Balance at end of period	678.3	617.5	678.3	617.5

Accumulated Other Comprehensive Income
Balance at beginning of period	24.5	34.4	16.2	29.0
Other comprehensive income, net of tax	1.2	5.9	9.5	11.3
Balance at end of period	25.7	40.3	25.7	40.3

Stockholders' Equity at end of period	$708.3	$657.2	$708.3	$657.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	July 1, 2012	July 3, 2011

Cash flows from operating activities:
Net earnings	$24.6	$19.9
Noncash adjustments:
Depreciation and amortization	11.6	16.3
Provision for bad debts	0.6	2.2
Stock-based compensation	2.1	1.9
Other, net	-	(0.1)
Changes in operating assets and liabilities	(33.0)	(47.0)

Net cash from operating activities	5.9	(6.8)

Cash flows from investing activities:
Capital expenditures	(9.8)	(6.3)
Other investing activities	-	0.9

Net cash from investing activities	(9.8)	(5.4)

Cash flows from financing activities:
Net change in short-term borrowings	(7.8)	71.9
Repayment of debt	-	(62.9)
Dividend payments	(3.8)	-
Other financing activities	-	(1.1)

Net cash from financing activities	(11.6)	7.9

Effect of exchange rates on cash and equivalents	(0.3)	4.3

Net change in cash and equivalents	(15.8)	0.0
Cash and equivalents at beginning of period	81.0	80.5

Cash and equivalents at end of period	$65.2	$80.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2012 (the 2011 consolidated financial statements).  The Company’s second fiscal quarter ended on July 1, 2012 (2012) and July 3, 2011 (2011), each of which contained 13 weeks.  The corresponding 2012 and 2011 year-to-date periods each contained 26 weeks.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Effective with the first quarter of 2012, certain vendor management and other technology costs which were previously included in selling, general and administrative (“SG&A”) expenses are now included in cost of services, and the prior year’s results were revised to conform to this presentation.  The only effect of this change was to increase cost of services and decrease SG&A expenses (and gross profit) by $2.5 million in the second quarter of 2011 and $5.0 million in the first six months of 2011 from those amounts previously reported in 2011.

Earnings from discontinued operations represent adjustments to costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

2.  Fair Value Measurements

Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of second quarter-end 2012 and year-end 2011 on the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis
	Second Quarter-End 2012
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.4	$2.4	$-	$-
Available-for-sale investment	36.8	36.8	-	-

Total assets at fair value	$39.2	$39.2	$-	$-

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

2.  Fair Value Measurements (continued)

	Fair Value Measurements on a Recurring Basis
	As of Year-End 2011
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.0	$2.0	$-	$-
Available-for-sale investment	27.1	27.1	-	-

Total assets at fair value	$29.1	$29.1	$-	$-

Money market funds as of second quarter-end 2012 and as of year-end 2011 represent investments in money market accounts, all of which are restricted as to use and are included in prepaid expenses and other current assets on the consolidated balance sheet.  The valuations were based on quoted market prices of those accounts as of the respective period end.

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet.  The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end.  The unrealized gain of $7.3 million for the 13 weeks ended 2012 and unrealized gain of $0.1 million for the 13 weeks ended 2011 was recorded in other comprehensive income, a component of stockholders’ equity.  The unrealized gain of $10.3 million for the 26 weeks ended 2012 and unrealized loss of $0.5 million for the 26 weeks ended 2011 was recorded in other comprehensive income.

3.  Acquisition

During the fourth quarter of 2011, the Company acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), a national service provider in Brazil, for $6.6 million in cash.  The following table summarizes the purchase price allocation at the time of purchase, along with measurement period adjustments recognized during the 26 weeks ended 2012.  The purchase price allocation is still preliminary, subject to further information relating to liabilities assumed.

	Original Allocation	Adjustments	Revised Allocation
	(In millions of dollars)
Current assets	$6.3	$-	$6.3
Goodwill	22.9	1.2	24.1
Identified intangibles	5.3	0.4	5.7
Other noncurrent assets	0.7	-	0.7
Current liabilities	(14.4)	(0.8)	(15.2)
Noncurrent liabilities	(14.2)	(0.8)	(15.0)

Total purchase price	$6.6	$-	$6.6

The acquisition adjustments relate to an increase in Tradição’s estimated identified intangibles balance, acquired contingency reserves and tax liabilities assumed.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4.  Restructuring

Restructuring costs incurred in the second quarter and first six months of 2012 amounted to a credit of $2.2 million.  Restructuring costs incurred in the second quarter and first six months of 2011 amounted to a credit of $0.6 million and expense of $3.4 million, respectively.  These costs primarily related to adjustments to estimated lease termination costs for EMEA Commercial branches that closed in prior years, and were reported as a component of SG&A expenses.  Total costs incurred since July 2008 for our restructuring efforts amounted to $44.2 million.

A summary of the balance sheet accrual related to the global restructuring costs follows (in millions of dollars):

Balance at beginning of year	$4.5

Reductions for cash payments	(0.2)

Balance at first quarter-end 2012	4.3

Amounts charged (credited) to operations	(2.2)
Reductions for cash payments	(0.6)

Balance at second quarter-end 2012	$1.5

The remaining balance of $1.5 million as of the 2012 second quarter end represents primarily future lease payments and is expected to be paid by 2016.  On a quarterly basis, the Company reassesses the accrual associated with restructuring costs and adjusts it as necessary.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

5.  Goodwill

The changes in the net carrying amount of goodwill during the 26 weeks ended 2012 are included in the table below.  See Acquisition footnote for a description of adjustments to goodwill.

	Goodwill, Gross as of Year-End 2011	Accumulated Impairment Losses as of Year-End 2011	Adjustments to Goodwill	Impairment Losses	Goodwill, Gross as of Second Quarter-End 2012	Accumulated Impairment Losses as of Second Quarter End 2012	Goodwill, Net as of Second Quarter-End 2012
	(In millions of dollars)
Americas
Americas Commercial	$39.3	$(16.4)	$1.2	$-	$40.5	$(16.4)	$24.1
Americas PT	39.2	-	-	-	39.2	-	39.2
Total Americas	78.5	(16.4)	1.2	-	79.7	(16.4)	63.3

EMEA
EMEA Commercial	50.4	(50.4)	-	-	50.4	(50.4)	-
EMEA PT	22.0	(22.0)	-	-	22.0	(22.0)	-
Total EMEA	72.4	(72.4)	-	-	72.4	(72.4)	-

APAC
APAC Commercial	12.1	(12.1)	-	-	12.1	(12.1)	-
APAC PT	1.8	-	-	-	1.8	-	1.8
Total APAC	13.9	(12.1)	-	-	13.9	(12.1)	1.8

OCG	26.3	-	-	-	26.3	-	26.3

Consolidated Total	$191.1	$(100.9)	$1.2	$-	$192.3	$(100.9)	$91.4

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

6.  Earnings Per Share

The reconciliation of basic and diluted earnings per share on common stock for the 13 and 26 weeks ended 2012 and 2011 follows (in millions of dollars except per share data):

	13 Weeks Ended		26 Weeks Ended
	2012	2011	2012	2011

Earnings from continuing operations	$15.0	$20.0	$24.2	$21.1
Less: Earnings allocated to participating securities	(0.4)	(0.4)	(0.6)	(0.4)
Earnings from continuing operations available to common shareholders	$14.6	$19.6	$23.6	$20.7

Earnings (loss) from discontinued operations	$-	$(1.2)	$0.4	$(1.2)
Less: Earnings (loss) allocated to participating securities	-	-	-	-
Earnings (loss) from discontinued operations available to common shareholders	$-	$(1.2)	$0.4	$(1.2)

Net Earnings	$15.0	$18.8	$24.6	$19.9
Less: Earnings allocated to participating securities	(0.4)	(0.4)	(0.6)	(0.4)
Net Earnings available to common shareholders	$14.6	$18.4	$24.0	$19.5

Basic earnings (loss) per share on common stock:
Earnings from continuing operations	$0.40	$0.53	$0.64	$0.56
Earnings (loss) from discontinued operations	$-	$(0.03)	$0.01	$(0.03)
Net earnings	$0.40	$0.50	$0.65	$0.53

Diluted earnings (loss) per share on common stock:
Earnings from continuing operations	$0.40	$0.53	$0.64	$0.56
Earnings (loss) from discontinued operations	$-	$(0.03)	$0.01	$(0.03)
Net earnings	$0.40	$0.50	$0.65	$0.53

Average common shares outstanding (millions):
Basic	37.0	36.8	36.9	36.7
Diluted	37.0	36.8	37.0	36.7

Stock options representing 0.4 million and 0.6 million shares, respectively, for the 13 weeks ended 2012 and 2011, and 0.4 million and 0.6 million shares, respectively, for the 26 weeks ended 2012 and 2011 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7. Stock-Based Compensation

The Company adopted an amendment and restatement of the Kelly Services, Inc. Equity Incentive Plan (the “Plan”) effective December 31, 2011, which was approved by the Company stockholders in May 2012.  Under the Plan, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock awards, restricted stock units and performance awards to key employees utilizing the Company’s Class A stock.  The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. The Company issues shares out of treasury stock to satisfy stock-based awards.  The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

Restricted Stock
Restricted stock awards and units (collectively, "restricted stock"), which typically vest over a period of 3 to 5 years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  The Company utilizes the market price on the date of grant as the fair market value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock under the Plan as of the 13 and 26 weeks ended 2012 and changes during these periods is presented as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2011	907,990	$17.41
Granted	21,200	15.02
Vested	(23,075)	15.08
Forfeited	(400)	18.25
Nonvested at first quarter-end 2012	905,715	$17.41
Granted	480,700	12.91
Vested	(191,975)	18.15
Forfeited	(1,650)	16.30
Nonvested at second quarter-end 2012	1,192,790	$15.48

8.  Other Expense, Net

Included in other expense, net for the 13 and 26 weeks ended 2012 and 2011 are the following:

	13 Weeks Ended		26 Weeks Ended
	2012	2011	2012	2011
	(In millions of dollars)		(In millions of dollars)
Interest income	$0.2	$0.2	$0.8	$0.5
Interest expense	(0.9)	(0.8)	(1.9)	(1.9)
Dividend income	0.3	0.2	0.3	0.2
Foreign exchange (losses) gains	(0.1)	(0.3)	(0.3)	0.1

Other expense, net	$(0.5)	$(0.7)	$(1.1)	$(1.1)

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

9.  Other Comprehensive Income

Taxes allocated to components of other comprehensive income for the 13 and 26 weeks ended 2012 and 2011 were immaterial.

10.  Contingencies

The Company is continuously engaged in litigation arising in the ordinary course of its business, typically matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements.  There is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows.  However, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.

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

The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and, in the Americas, substitute teachers.  The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers.  OCG includes recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”), executive placement and career transition/outplacement services.  Corporate expenses that directly support the operating units have been allocated to the Americas, EMEA and APAC regions and OCG based on a work effort, volume or, in the absence of a readily available measurement process, proportionately based on revenue from services.

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the 13 and 26 weeks ended 2012 and 2011.  Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.  Our segments themselves did not change from prior periods, however, effective with the first quarter of 2012, we changed the manner in which we evaluate and internally report segments, such that our primary measure of segment performance is now gross profit.  Historically, our primary measure of segment performance was gross profit less an allocation of SG&A expenses.  We revised the prior period’s segment results to conform to the current manner in which we evaluate segment performance.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

11.  Segment Disclosures (continued)

	13 Weeks Ended		26 Weeks Ended
	2012	2011	2012	2011
	(In millions of dollars)		(In millions of dollars)
Revenue from Services:
Americas Commercial	$668.6	$670.3	$1,337.9	$1,323.6
Americas PT	262.4	247.7	512.5	488.3
Total Americas Commercial and PT	931.0	918.0	1,850.4	1,811.9

EMEA Commercial	213.7	258.8	426.7	490.3
EMEA PT	41.6	45.8	83.8	87.2
Total EMEA Commercial and PT	255.3	304.6	510.5	577.5

APAC Commercial	84.3	102.3	172.6	202.0
APAC PT	12.8	13.5	25.6	25.0
Total APAC Commercial and PT	97.1	115.8	198.2	227.0

OCG	91.4	74.0	178.1	142.2

Less: Intersegment revenue	(8.7)	(6.6)	(16.3)	(13.7)

Consolidated Total	$1,366.1	$1,405.8	$2,720.9	$2,744.9

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

11.  Segment Disclosures (continued)

	13 Weeks Ended		26 Weeks Ended
	2012	2011	2012	2011
	(In millions of dollars)		(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$97.7	$93.3	$195.7	$185.3
Americas PT gross profit	39.7	35.9	79.9	71.9
Americas Region gross profit	137.4	129.2	275.6	257.2
Americas Region SG&A expenses	(99.0)	(95.8)	(201.9)	(198.6)
Americas Region Earnings from Operations	38.4	33.4	73.7	58.6

EMEA Commercial gross profit	34.2	42.3	67.7	79.5
EMEA PT gross profit	10.9	12.4	22.2	23.4
EMEA Region gross profit	45.1	54.7	89.9	102.9
EMEA Region SG&A expenses	(39.7)	(46.7)	(84.2)	(96.6)
EMEA Region Earnings from Operations	5.4	8.0	5.7	6.3

APAC Commercial gross profit	12.5	14.3	25.6	27.8
APAC PT gross profit	5.3	5.6	10.5	10.6
APAC Region gross profit	17.8	19.9	36.1	38.4
APAC Region SG&A expenses	(19.0)	(20.3)	(38.7)	(39.3)
APAC Region Earnings from Operations	(1.2)	(0.4)	(2.6)	(0.9)

OCG gross profit	23.7	19.0	46.8	36.0
OCG SG&A expenses	(22.8)	(19.8)	(45.4)	(39.2)
OCG Earnings from Operations	0.9	(0.8)	1.4	(3.2)

Corporate	(19.7)	(18.9)	(39.7)	(37.9)

Consolidated Total	23.8	21.3	38.5	22.9

Other Expense, Net	(0.5)	(0.7)	(1.1)	(1.1)

Earnings Before Taxes	$23.3	$20.6	$37.4	$21.8

12.  New Accounting Pronouncements

None.

13.  Subsequent Event

On July 24, 2012, Temp Holdings Co., Ltd. and Kelly Services, Inc. announced that they have entered into a joint venture agreement to expand both companies’ presence in North Asia.  The joint venture, TS Kelly Workforce Solutions, will be headquartered in Hong Kong and will be effective October, 2012.  Under the terms of the agreement, Toshio Saburi, Executive Managing Director of Temp Holdings Co., Ltd. and board member of Kelly Services, Inc., will be appointed chief executive officer of the joint venture.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The second quarter of 2012 brought a deceleration in the U.S. labor market, continued global economic uncertainty with the Eurozone crisis and slowdowns in emerging economies.  Most European economies slid further into recession during the first half of 2012, and low business confidence and government austerity measures are constraining hiring in the Eurozone.  U.S. employment gains averaged only 75,000 jobs per month in the second quarter, after growing three times as fast in the first quarter, reflecting a more cautious approach to job creation.

Despite these macroeconomic headwinds, Kelly made positive strides in the second quarter:

•	Total company revenue was flat and fee-based income increased 9% year over year.

•	Our gross profit rate improved to 16.3%, compared to 15.8% in the second quarter of 2011.

•	SG&A expenses were relatively flat in comparison to the prior year.

•	OCG earnings more than doubled, increasing year over year by $2 million.

We remain focused on achieving a competitive return on sales by growing our professional and technical, fee-based and other higher margin offerings, and maintaining our lower cost of service delivery.  Though the recovery is slow, we believe demand for our services is increasing.  We are committed to responding to customers’ needs for flexible, innovative solutions for managing their workforce – from traditional staffing to professional and technical specialties to outsourcing and consulting programs.

Total Company - Second Quarter
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$1,366.1	$1,405.8	(2.8)%		-%
Fee-based income	38.9	35.7	9.4		14.7
Gross profit	223.2	222.1	0.5		3.7
SG&A expenses excluding restructuring charges	201.6	201.4	0.1
Restructuring charges	(2.2)	(0.6)	268.8
Total SG&A expenses	199.4	200.8	(0.7)		2.5
Earnings from operations	23.8	21.3	12.0

Gross profit rate	16.3%	15.8%	0.5	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.8	14.3	0.5
% of gross profit	90.3	90.7	(0.4)
Operating margin	1.7	1.5	0.2

Operating margin (earnings from operations divided by revenue from services) in the above and following tables is a ratio used to measure the Company’s pricing strategy and operating efficiency.  Constant currency (“CC”) change amounts in the above and following tables refer to the year-over-year percentage changes resulting from translating 2012 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2011.  We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations.

Total Company revenue for the second quarter of 2012 was down 3% in comparison to the prior year, and down 4% excluding the Company’s acquisition of Tradição in Brazil late last year.  CC revenue for the second quarter of 2012 was flat in comparison to the prior year, and down 1% excluding Tradição.  This reflected an 11% decrease in hours worked, partially offset by a 10% increase in average bill rates on a CC basis.

Effective with the first quarter of 2012, certain vendor management and other technology costs which were previously included in SG&A expenses are now included in cost of services, and the prior year’s results were revised to conform to this presentation.  The effect of this change was to increase cost of services and decrease SG&A expenses (and gross profit) by $3 million in the second quarter of 2011.

Compared to the second quarter of 2011, the gross profit rate improved due to higher fee-based income and an improved temporary gross profit rate in the Americas and APAC regions.  Fee-based income, which is included in revenue from services, has a significant impact on gross profit rates.  There are very low direct costs of services associated with fee-based income.  Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.

SG&A expenses excluding restructuring costs were flat in comparison to the prior year.  Restructuring costs related primarily to revisions of the estimated lease termination costs for previously closed EMEA Commercial branches.

Income tax expense for the second quarter of 2012 was $8 million (35.5%), compared to $1 million (3.3%) for the second quarter of 2011.  The increase in 2012 tax expense is primarily due to reduced tax credits.  The 2011 expense included the favorable impact of the Hiring Incentives to Restore Employment (“HIRE”) Act retention credits, which were available only in 2011, and work opportunity credits.  In 2012, work opportunity credits are available only for employees hired in prior years and certain U.S. veterans, due to expiration of the program at the end of 2011.  While the work opportunity credit program has expired and been retroactively reinstated many times in the past, extension of this program is uncertain.

Diluted earnings from continuing operations per share for the second quarter of 2012 were $0.40, as compared to $0.53 for the second quarter of 2011.

Loss from discontinued operations for the second quarter of 2011 represented adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas - Second Quarter
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$931.0	$918.0	1.4%		2.4%
Fee-based income	8.4	6.5	28.7		31.1
Gross profit	137.4	129.2	6.3		7.3
Total SG&A expenses	99.0	95.8	3.3		4.5
Earnings from operations	38.4	33.4	14.7

Gross profit rate	14.8%	14.1%	0.7	pts.
Expense rates:
% of revenue	10.6	10.4	0.2
% of gross profit	72.0	74.1	(2.1)
Operating margin	4.1	3.6	0.5

On an organic basis, excluding the Tradição acquisition, CC revenue increased by 1%.  This increase represents a 5% increase in average bill rates on a CC basis, partially offset by a 4% decrease in hours worked.  On a CC basis, the PT segment grew by 6%, while the Commercial segment, excluding Tradição, declined 2%.  Americas represented 68% of total Company revenue in the second quarter of 2012 and 65% in the second quarter of 2011.

The change in the gross profit rate was primarily due to lower payroll taxes and higher fee-based income in both the Commercial and PT segments.  On an organic basis, Americas SG&A expenses were flat in comparison to last year, reflecting careful management of expenses throughout the region.

Total EMEA - Second Quarter
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$255.3	$304.6	(16.2)%		(7.7	) %
Fee-based income	10.6	11.9	(10.7)		(1.5)
Gross profit	45.1	54.7	(17.5)		(8.9)
SG&A expenses excluding restructuring charges	41.9	47.3	(11.4)
Restructuring charges	(2.2)	(0.6)	268.8
Total SG&A expenses	39.7	46.7	(14.9)		(6.2)
Earnings from operations	5.4	8.0	(32.9)

Gross profit rate	17.6%	17.9%	(0.3	) pts.
Expense rates (excluding restructuring charges):
% of revenue	16.4	15.5	0.9
% of gross profit	93.0	86.6	6.4
Operating margin	2.1	2.6	(0.5)

The change in EMEA revenue from services reflected a 13% decrease in hours worked, due to the unfavorable economic environment, partially offset by a 6% increase in average bill rates on a CC basis.  The increase in average bill rates is due to a change in country mix.  On a CC basis, the Commercial segment declined 9% and the PT segment was flat.  EMEA represented 19% of total Company revenue in the second quarter of 2012 and 22% in the second quarter of 2011.

The EMEA gross profit rate decreased due to margin erosion in the Commercial segment.  The decrease in SG&A expenses excluding restructuring charges was primarily due to decreases in variable costs in the Commercial segment in line with the level of activity, coupled with the lower costs resulting from the restructuring last year in the UK operations, partially offset by some targeted investments in the PT segment.

Total APAC - Second Quarter
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$97.1	$115.8	(16.2)%		(12.7	) %
Fee-based income	7.1	7.9	(7.7)		(4.2)
Gross profit	17.8	19.9	(10.0)		(6.5)
Total SG&A expenses	19.0	20.3	(6.4)		(2.6)
Earnings from operations	(1.2)	(0.4)	(143.0)

Gross profit rate	18.4%	17.1%	1.3	pts.
Expense rates:
% of revenue	19.6	17.5	2.1
% of gross profit	106.6	102.4	4.2
Operating margin	(1.2)	(0.4)	(0.8)

The change in total APAC revenue represents a 37% decrease in hours worked and a decrease in fee-based income, partially offset by a 38% increase in average bill rates on a CC basis.  The Company has exited a number of low-margin customers in Australia and India, resulting in the significant increase in average bill rates and significant decrease in hours worked.  APAC revenue represented 7% of total Company revenue in the second quarter of 2012 and 8% in the second quarter of 2011.

The change in the APAC gross profit rate also reflects the decision to exit low-margin Commercial customers in Australia and India.  Fee-based income was down due to slower conversions from more developed countries such as Singapore and Malaysia, partially offset by growth in China.  The change in SG&A expenses was due to careful management of expenses.

OCG - Second Quarter
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$91.4	$74.0	23.4%		25.0%
Fee-based income	12.8	9.5	35.2		39.1
Gross profit	23.7	19.0	24.4		27.2
Total SG&A expenses	22.8	19.8	14.8		17.9
Earnings from operations	0.9	(0.8)	NM

Gross profit rate	25.9%	25.7%	0.2	pts.
Expense rates:
% of revenue	25.0	26.8	(1.8)
% of gross profit	96.5	104.5	(8.0)
Operating margin	0.9	(1.2)	2.1

Revenue from services in the OCG segment for the second quarter of 2012 increased in the Americas, EMEA and APAC regions, due primarily to growth in our BPO, PPO, RPO and CWO practices.  This growth is due to both new programs in these practice areas as well as the continued expansion of existing programs.  OCG revenue represented 7% of total Company revenue in the second quarter of 2012 and 5% in the second quarter of 2011.

The OCG gross profit rate increased primarily due to mix as volume increased in the higher margin RPO and CWO practice areas.  The increase in SG&A expenses is primarily the result of support costs associated with new customer programs, as well as increased volumes on existing programs in our BPO and CWO practice areas.

Total Company - June Year to Date
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$2,720.9	$2,744.9	(0.9)%		0.9%
Fee-based income	75.6	67.5	12.1		15.3
Gross profit	446.9	433.3	3.1		5.1
SG&A expenses excluding restructuring charges	410.6	407.0	0.9
Restructuring charges	(2.2)	3.4	(164.1)
Total SG&A expenses	408.4	410.4	(0.5)		1.4
Earnings from operations	38.5	22.9	68.3

Gross profit rate	16.4%	15.8%	0.6	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.1	14.8	0.3
% of gross profit	91.9	93.9	(2.0)
Operating margin	1.4	0.8	0.6

Total Company revenue for the first six months of 2012 was flat in comparison to the prior year, and declined 2% excluding the Company’s acquisition of Tradição.  On a CC basis, total Company revenue was up slightly and down slightly, excluding the Company’s acquisition of Tradição.  This reflected a 9% decrease in hours worked, partially offset by an 8% increase in average bill rates on a CC basis.

Effective with the first quarter of 2012, certain vendor management and other technology costs which were previously included in SG&A expenses are now included in cost of services, and the prior year’s results were revised to conform to this presentation.  The effect of this change was to increase cost of services and decrease SG&A expenses (and gross profit) by $5 million in the first six months of 2011.

Compared to the first six months of 2011, the gross profit rate improved due to higher fee-based income and an improved temporary gross profit rate.  The improvement in the temporary gross profit rate was due to lower benefit and workers’ compensation costs.  We regularly update our estimates of open workers’ compensation claims.  As a result, we reduced our estimated costs of prior year workers’ compensation by $4 million for the first six months of 2012.  This compares to an adjustment reducing prior year workers’ compensation claims by $2 million for the first six months of 2011.

SG&A expenses excluding restructuring increased slightly year over year due primarily to the Brazil acquisition.  Restructuring costs related primarily to revisions of the estimated lease termination costs for previously closed EMEA Commercial branches.

Income tax expense for the first six months of 2012 was $13 million (35.2%), compared to $1 million (3.4%) for the first six months of 2011.  The 2011 expense included the favorable impact of the HIRE Act retention credits, which were available only in 2011, and work opportunity credits.  In 2012, work opportunity credits are available only for employees hired in prior years and certain U.S. veterans, due to expiration of the program at the end of 2011.  While the work opportunity credit program has expired and been retroactively reinstated many times in the past, extension of this program is uncertain.

Diluted earnings from continuing operations per share for the first six months of 2012 were $0.64, as compared to $0.56 for the first six months of 2011.

Earnings (loss) from discontinued operations for the first six months of 2012 and 2011 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas - June Year to Date
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$1,850.4	$1,811.9	2.1%		2.9%
Fee-based income	15.3	12.1	26.6		28.2
Gross profit	275.6	257.2	7.1		7.8
Total SG&A expenses	201.9	198.6	1.6		2.4
Earnings from operations	73.7	58.6	25.5

Gross profit rate	14.9%	14.2%	0.7	pts.
Expense rates:
% of revenue	10.9	11.0	(0.1)
% of gross profit	73.3	77.2	(3.9)
Operating margin	4.0	3.2	0.8

On an organic basis, excluding the Tradição acquisition, CC revenue increased by 1%.  This increase represents a 4% increase in average bill rates on a CC basis, partially offset by a 3% decrease in hours worked.  During the first six months of 2012, the PT segment grew by 5%, while the Commercial segment declined 1%.  Americas represented 68% of total Company revenue in the first six months of 2012 and 66% in the first six months of 2011.

The change in the gross profit rate was primarily due to lower payroll taxes and higher fee-based income in both the Commercial and PT segments, combined with favorable adjustments to prior year workers’ compensation costs in the Commercial segment.  On an organic basis, Americas SG&A expenses were 1% below the prior year, reflecting careful management of expenses throughout the region.

Total EMEA - June Year to Date
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$510.5	$577.5	(11.6)%		(6.0	) %
Fee-based income	21.3	22.1	(3.4)		2.9
Gross profit	89.9	102.9	(12.6)		(6.9)
SG&A expenses excluding restructuring charges	86.4	93.2	(7.4)
Restructuring charges	(2.2)	3.4	(164.1)
Total SG&A expenses	84.2	96.6	(12.9)		(7.6)
Earnings from operations	5.7	6.3	(8.8)

Gross profit rate	17.6%	17.8%	(0.2	) pts.
Expense rates (excluding restructuring charges):
% of revenue	16.9	16.1	0.8
% of gross profit	96.1	90.7	5.4
Operating margin	1.1	1.1	-

The change in EMEA revenue from services reflected a 11% decrease in hours worked, due to the unfavorable economic environment, partially offset by a 6% increase in average bill rates on a CC basis.  The increase in average bill rates is due to a change in country mix.  EMEA represented 19% of total Company revenue in the first six months of 2012 and 21% in the first six months of 2011.

The EMEA gross profit rate decreased due to margin erosion in the Commercial segment.  The decrease in SG&A expenses excluding restructuring charges was primarily due to decreases in variable costs in the Commercial segment in line with the level of activity, coupled with the impact of the restructuring last year in the UK operations, partially offset by some targeted investments in the PT segment.

Total APAC - June Year to Date
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$198.2	$227.0	(12.6)%		(11.6	) %
Fee-based income	14.5	15.2	(4.2)		(3.2)
Gross profit	36.1	38.4	(5.8)		(5.1)
Total SG&A expenses	38.7	39.3	(1.7)		(0.9)
Earnings from operations	(2.6)	(0.9)	(151.2)

Gross profit rate	18.2%	16.9%	1.3	pts.
Expense rates:
% of revenue	19.5	17.3	2.2
% of gross profit	107.1	102.7	4.4
Operating margin	(1.3)	(0.4)	(0.9)

The change in total APAC revenue reflected a 29% decrease in hours worked and a decrease in fee-based income, partially offset by a 24% increase in average bill rates on a CC basis.  The Company has exited a number of low-margin customers in Australia and India, resulting in the significant increase in average bill rates and significant decrease in hours worked.  APAC revenue represented 7% of total Company revenue in the first six months of 2012 and 8% in the first six months of 2011.

The change in the APAC gross profit rate also reflects the decision to exit low-margin Commercial customers in Australia and India.  Fee-based income was slightly down due to slower conversions from more developed countries such as Singapore and Malaysia, partially offset by growth in China.

OCG - June Year to Date
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$178.1	$142.2	25.2%		26.2%
Fee-based income	24.4	18.2	34.4		36.7
Gross profit	46.8	36.0	29.7		31.5
Total SG&A expenses	45.4	39.2	15.6		17.4
Earnings from operations	1.4	(3.2)	NM

Gross profit rate	26.3%	25.4%	0.9	pts.
Expense rates:
% of revenue	25.5	27.6	(2.1)
% of gross profit	97.1	109.0	(11.9)
Operating margin	0.7	(2.3)	3.0

Revenue from services in the OCG segment for the first six months of 2012 increased in the Americas, EMEA and APAC regions, due primarily to growth in our BPO, PPO, RPO and CWO practices.  This growth is due to both new programs in these practice areas as well as the continued expansion of existing programs.  OCG revenue represented 7% of total Company revenue in the first six months of 2012 and 5% in the first six months of 2011.

The OCG gross profit rate increased primarily due to improved mix, as volume increased in the higher margin BPO, RPO and CWO practice areas.  The increase in SG&A expenses is primarily the result of support costs associated with new customer programs, as well as increased volumes on existing programs in our BPO and CWO practice areas.

Financial Condition

Historically, we have financed our operations through cash generated by operating activities and access to credit markets.  Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable.  Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth.  Conversely, when economic activity slows, working capital requirements may substantially decrease.  As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $65 million at the end of the second quarter of 2012 and $81 million at year-end 2011.  As further described below, we generated $6 million in cash from operating activities, used $10 million of cash for investing activities and used $12 million of cash for financing activities.

Operating Activities

In the first six months of 2012, we generated $6 million in cash from operating activities, as compared to using $7 million in the six months of 2011.  The increase in cash generated was due to improved operating results in 2012, combined with slowing year-to-date growth in trade accounts receivable.

Trade accounts receivable totaled $985 million at the end of the first six months of 2012.  Global days sales outstanding were 53 days at the end of the first six months of 2012, compared to 52 days at the end of the first six months of 2011.

Our working capital position was $443 million at the end of the first six months of 2012, an increase of $26 million from year-end 2011.  The current ratio was 1.6 at the end of the first six months of 2012 and 2011.

Investing Activities

In the first six months of 2012, we used $10 million of cash for investing activities, compared to $5 million in the first six months of 2011.  Capital expenditures in both years relate primarily to the Company’s information technology programs, including costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project.

Financing Activities

In the first six months of 2012, we used $12 million of cash for financing activities, compared to generating $8 million in the first six months of 2011.  Debt totaled $89 million at the end of the second quarter of 2012 and $96 million at year-end 2011.  Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company.  Our ratio of debt-to-total capital was 11.1% at the end of the second quarter of 2012 and 12.5% at year-end 2011.

The net change in short-term borrowings in the first six months of 2012 was due to payments on our U.S. and Brazilian revolving credit facilities totaling $12 million, partially offset by additional borrowings of $4 million on our securitization facility.  The net change in short-term borrowings in the first six months of 2011 was primarily due to borrowings on our securitization facility of $57 million.   During the first six months of 2011, we repaid term debt of $63 million.

During the first six months of 2012, we made dividend payments of $4 million.

New Accounting Pronouncements

None.

Contractual Obligations and Commercial Commitments

The Company files income tax returns in the U.S. and in various states and foreign countries that are subject to audit by various tax authorities.  Our accrual for unrecognized tax benefits and related interest and penalties includes approximately $6 million related to uncertain income tax positions which are reasonably possible to reverse within the next twelve months due to income tax audits, settlements and statute expirations.

There are no other material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 16, 2012.  We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities.  Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis.  We periodically review our foreign subsidiaries’ cash balances and projected cash needs.  As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure.  At the present time, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances.  We expect much of our international cash will be needed to fund working capital growth in our local operations.  The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally.  The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative.  This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

We manage our cash and debt very closely to optimize our capital structure.  As our cash balances build, we tend to pay down debt as appropriate.  Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.

At the 2012 second quarter end, we had $150 million of available capacity on our $150 million revolving credit facility and $6 million of available capacity on our $150 million securitization facility.  The securitization facility carried $88 million of short-term borrowings and $56 million of standby letters of credit related to workers’ compensation.  Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes.  While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.  As of the 2012 second quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.

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

As of the 2012 second quarter end, we had no holdings of sovereign debt in Italy, Portugal, Ireland, Spain or Greece.  Our investment policy requires our international affiliates to contribute any excess cash balances to the Cash Pool.  We then manage this as counterparty exposure and distribute the risk among our Cash Pool provider and other banks we may designate from time to time.

As of the 2012 second quarter end, our total exposure to European receivables from our customers was $276 million, which represents 28% of total trade accounts receivable, net.  The percentage of trade accounts receivable over 90 days past due for Europe was consistent with our global experience.  Net trade accounts receivable for Italy, Portugal and Ireland, specific countries currently experiencing economic volatility, totaled $42 million as of the 2012 second quarter end, and we have not experienced a significant deterioration in these amounts during the second quarter of 2012.

Forward-Looking Statements

Certain statements contained in this report are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects,” "anticipates,” "intends,” “plans,” "believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by us that may be provided by management, including oral statements or other written materials released to the public, are also forward-looking statements.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company and economic and market factors in the countries in which we do business, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, our ability to achieve our business strategy, including our ability to successfully expand into new markets and service lines, material changes in demand from or loss of large corporate customers, impairment charges triggered by adverse industry or market developments, unexpected termination of customer contracts, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, liability for improper disclosure of sensitive or private employee information, unexpected changes in claim trends on workers’ compensation and benefit plans, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to retain the services of our senior management, local management and field personnel, the impact of changes in laws and regulations (including federal, state and international tax laws and the expiration of the U.S. work opportunity credit program), the net financial impact of the Patient Protection and Affordable Care Act on our business, and risks associated with conducting business in foreign countries, including foreign currency fluctuations.  Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies.  We may also utilize local currency-denominated borrowings.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings.  A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2012 second quarter earnings.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is continuously engaged in litigation arising in the ordinary course of its business, typically matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements.  There is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows.  However, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 1, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

April 2, 2012 through May 6, 2012	-	$-	-	$-

May 7, 2012 through June 3, 2012	21,478	11.61	-	$-

June 4, 2012 through July 1, 2012	37,835	12.91	-	$-

Total	59,313	$12.44	-

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees.  Accordingly, 59,313 shares were reacquired in transactions during the quarter.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 6.  Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 30 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 8, 2012	/s/ Patricia Little
Patricia Little

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2012	/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description

10.2	Kelly Services, Inc. Equity Incentive Plan, as amended and restated on December 31, 2011.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document