Form 10-Q
period 2012-09-30
KELLY SERVICES INC
filed 2012-11-07
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2012

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

At October 26, 2012, 33,630,590 shares of Class A and 3,454,485 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Revenue from services	$1,354.2	$1,409.8	$4,075.1	$4,154.7

Cost of services	1,126.7	1,184.1	3,400.7	3,495.7

Gross profit	227.5	225.7	674.4	659.0

Selling, general and administrative expenses	203.5	203.6	611.9	614.0

Earnings from operations	24.0	22.1	62.5	45.0

Other (expense) income, net	(0.7)	1.0	(1.8)	(0.1)

Earnings from continuing operations before taxes	23.3	23.1	60.7	44.9

Income taxes	6.7	3.4	19.9	4.1

Earnings from continuing operations	16.6	19.7	40.8	40.8

Earnings (loss) from discontinued operations, net of tax	-	-	0.4	(1.2)

Net earnings	$16.6	$19.7	$41.2	$39.6

Basic earnings (loss) per share:
Earnings from continuing operations	$0.43	$0.52	$1.07	$1.09
Earnings (loss) from discontinued operations	$-	$-	$0.01	$(0.03)
Net earnings	$0.43	$0.52	$1.09	$1.05

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.43	$0.52	$1.07	$1.09
Earnings (loss) from discontinued operations	$-	$-	$0.01	$(0.03)
Net earnings	$0.43	$0.52	$1.09	$1.05

Dividends per share	$0.05	$0.05	$0.15	$0.05

Average shares outstanding (millions):
Basic	37.1	36.8	37.0	36.8
Diluted	37.1	36.8	37.0	36.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011

Net earnings	$16.6	$19.7	$41.2	$39.6

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.3, $0.7, $0.3 and $0.6, respectively	5.8	(17.3)	4.7	(5.5)
Less: Reclassification adjustments included in net earnings	-	(1.5)	-	(1.5)
Foreign currency translation adjustments	5.8	(18.8)	4.7	(7.0)

Unrealized gains (losses) on investments	(0.5)	(0.6)	9.8	(1.1)

Pension liability adjustments	-	-	0.3	-

Other comprehensive income	5.3	(19.4)	14.8	(8.1)

Comprehensive Income	$21.9	$0.3	$56.0	$31.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

ASSETS	Sept. 30, 2012	January 1, 2012
CURRENT ASSETS:
Cash and equivalents	$70.3	$81.0
Trade accounts receivable, less allowances of $11.9 and $13.4, respectively	1,018.8	944.9
Prepaid expenses and other current assets	62.9	50.6
Deferred taxes	38.1	38.2
Total current assets	1,190.1	1,114.7

PROPERTY AND EQUIPMENT:
Property and equipment	336.0	326.9
Accumulated depreciation	(245.6)	(236.3)
Net property and equipment	90.4	90.6

NONCURRENT DEFERRED TAXES	88.8	94.1

GOODWILL, NET	91.2	90.2

OTHER ASSETS	174.8	152.1

TOTAL ASSETS	$1,635.3	$1,541.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$83.6	$96.3
Accounts payable and accrued liabilities	279.1	237.2
Accrued payroll and related taxes	269.9	271.4
Accrued insurance	28.8	31.5
Income and other taxes	62.7	61.3
Total current liabilities	724.1	697.7

NONCURRENT LIABILITIES:
Accrued insurance	48.9	53.5
Accrued retirement benefits	108.5	91.1
Other long-term liabilities	25.1	23.7
Total noncurrent liabilities	182.5	168.3

STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2012 and 2011	36.6	36.6
Class B common stock, shares issued 3.5 at 2012 and 2011	3.5	3.5
Treasury stock, at cost
Class A common stock, 3.0 shares at 2012 and 3.2 at 2011	(62.5)	(66.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	27.7	28.8
Earnings invested in the business	693.0	657.5
Accumulated other comprehensive income	31.0	16.2
Total stockholders' equity	728.7	675.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,635.3	$1,541.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	-	-	-	-
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	-	-	-	-
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(62.6)	(68.1)	(66.3)	(70.3)
Exercise of stock options, restricted stock awards and other	0.1	0.1	3.8	2.3
Balance at end of period	(62.5)	(68.0)	(62.5)	(68.0)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	-	-	-	-
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	27.4	28.0	28.8	28.0
Exercise of stock options, restricted stock awards and other	0.3	1.3	(1.1)	1.3
Balance at end of period	27.7	29.3	27.7	29.3

Earnings Invested in the Business
Balance at beginning of period	678.3	617.5	657.5	597.6
Net earnings	16.6	19.7	41.2	39.6
Dividends	(1.9)	(1.9)	(5.7)	(1.9)
Balance at end of period	693.0	635.3	693.0	635.3

Accumulated Other Comprehensive Income
Balance at beginning of period	25.7	40.3	16.2	29.0
Other comprehensive income, net of tax	5.3	(19.4)	14.8	(8.1)
Balance at end of period	31.0	20.9	31.0	20.9

Stockholders' Equity at end of period	$728.7	$657.0	$728.7	$657.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions of dollars)

	39 Weeks Ended
	Sept. 30, 2012	Oct. 2, 2011

Cash flows from operating activities:
Net earnings	$41.2	$39.6
Noncash adjustments:
Depreciation and amortization	16.8	23.9
Provision for bad debts	1.2	3.5
Stock-based compensation	3.7	3.5
Other, net	-	(1.5)
Changes in operating assets and liabilities	(42.0)	(63.4)

Net cash from operating activities	20.9	5.6

Cash flows from investing activities:
Capital expenditures	(13.9)	(10.0)
Other investing activities	0.1	1.0

Net cash from investing activities	(13.8)	(9.0)

Cash flows from financing activities:
Net change in short-term borrowings	(12.6)	61.9
Repayment of debt	-	(62.9)
Dividend payments	(5.7)	(1.9)
Other financing activities	0.1	(1.0)

Net cash from financing activities	(18.2)	(3.9)

Effect of exchange rates on cash and equivalents	0.4	0.3

Net change in cash and equivalents	(10.7)	(7.0)
Cash and equivalents at beginning of period	81.0	80.5

Cash and equivalents at end of period	$70.3	$73.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended January 1, 2012, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2012 (the 2011 consolidated financial statements). The Company's third fiscal quarter ended on September 30, 2012 (2012) and October 2, 2011 (2011), each of which contained 13 weeks. The corresponding 2012 and 2011 year-to-date periods each contained 39 weeks.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Effective with the first quarter of 2012, certain vendor management and other technology costs which were previously included in selling, general and administrative (“SG&A”) expenses are now included in cost of services, and the prior year's results were revised to conform to this presentation. The only effect of this change was to increase cost of services and decrease SG&A expenses (and gross profit) by $2.9 million in the third quarter of 2011 and $7.9 million in the first nine months of 2011 from those amounts previously reported in 2011.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present assets measured at fair value on a recurring basis as of third quarter-end 2012 and year-end 2011 on the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Third Quarter-End 2012

Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.3	$2.3	$-	$-
Available-for-sale investment	37.0	37.0	-	-

Total assets at fair value	$39.3	$39.3	$-	$-

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

Money market funds as of third quarter-end 2012 and as of year-end 2011 represent investments in money market accounts, all of which are restricted as to use and are included in prepaid expenses and other current assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.

Available-for-sale investment represents the Company's investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss of $0.5 million for the 13 weeks ended 2012 and unrealized loss of $0.6 million for the 13 weeks ended 2011 was recorded in other comprehensive income, a component of stockholders' equity. The unrealized gain of $9.8 million for the 39 weeks ended 2012 and unrealized loss of $1.1 million for the 39 weeks ended 2011 was recorded in other comprehensive income.

3. Acquisition

During the fourth quarter of 2011, the Company acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), a national service provider in Brazil, for $6.6 million in cash. The following table summarizes the purchase price allocation at the time of purchase, along with measurement period adjustments recognized during the 39 weeks ended 2012. The purchase price allocation is still preliminary, subject to further information relating to certain liabilities assumed.

	Original Allocation	Adjustments	Revised Allocation
	(In millions of dollars)
Current assets	$6.3	$-	$6.3
Goodwill	22.9	1.0	23.9
Identified intangibles	5.3	0.4	5.7
Other noncurrent assets	0.7	-	0.7
Current liabilities	(14.4)	(0.6)	(15.0)
Noncurrent liabilities	(14.2)	(0.8)	(15.0)

Total purchase price	$6.6	$-	$6.6

The acquisition adjustments relate to an increase in Tradição's estimated identified intangibles balance, acquired contingency reserves and tax liabilities assumed.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

4. Restructuring

Restructuring costs incurred in the first nine months of 2012 amounted to income of $2.2 million. Restructuring costs incurred in the third quarter and first nine months of 2011 amounted to income of $0.6 million and expense of $2.8 million, respectively. These costs primarily related to adjustments to estimated lease termination costs for EMEA Commercial branches that closed in prior years, and were reported as a component of SG&A expenses. Total costs incurred since July 2008 for our restructuring efforts amounted to $44.2 million.

A summary of the balance sheet accrual related to the global restructuring costs follows (in millions of dollars):

Balance at beginning of year	$4.5

Reductions for cash payments	(0.2)

Balance at first quarter-end 2012	4.3

Amounts charged (credited) to operations	(2.2)
Reductions for cash payments	(0.6)

Balance at second quarter-end 2012	1.5

Reductions for cash payments	(0.1)

Balance at third quarter-end 2012	$1.4

The remaining balance of $1.4 million as of the 2012 third quarter end represents primarily future lease payments and is expected to be paid by 2016. On a quarterly basis, the Company reassesses the accrual associated with restructuring costs and adjusts it as necessary.

5. Investment in Joint Venture

On July 24, 2012, Temp Holdings Co., Ltd. and the Company entered into a joint venture agreement to expand both companies' presence in North Asia. The joint venture, TS Kelly Workforce Solutions (“TS Kelly”), is headquartered in Hong Kong and is expected to become effective in the fourth quarter of 2012. Under the terms of the agreement, Toshio Saburi, Executive Managing Director of Temp Holdings Co., Ltd. and board member of the Company, was appointed chief executive officer of TS Kelly.

In connection with this agreement, during the third quarter of 2012, the Company purchased the 30% noncontrolling interest in its Shanghai subsidiary from Shanghai Changning Talent Development Co. Ltd, and recorded a charge to paid-in capital of $1.1 million for the difference between the carrying value of the noncontrolling interest and the fair value of the consideration provided.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

6. Goodwill

The changes in the net carrying amount of goodwill during the 39 weeks ended 2012 are included in the table below. See Acquisition footnote for a description of adjustments to goodwill.

	Goodwill, Gross as of Year-End 2011	Accumulated Impairment Losses as of Year-End 2011	Adjustments to Goodwill	Impairment Losses	Goodwill, Gross as of Third Quarter-End 2012	Accumulated Impairment Losses as of Third Quarter End 2012	Goodwill, Net as of Third Quarter-End 2012
	(In millions of dollars)
Americas
Americas Commercial	$39.3	$(16.4)	$1.0	$-	$40.3	$(16.4)	$23.9
Americas PT	39.2	-	-	-	39.2	-	39.2
Total Americas	78.5	(16.4)	1.0	-	79.5	(16.4)	63.1

EMEA
EMEA Commercial	50.4	(50.4)	-	-	50.4	(50.4)	-
EMEA PT	22.0	(22.0)	-	-	22.0	(22.0)	-
Total EMEA	72.4	(72.4)	-	-	72.4	(72.4)	-

APAC
APAC Commercial	12.1	(12.1)	-	-	12.1	(12.1)	-
APAC PT	1.8	-	-	-	1.8	-	1.8
Total APAC	13.9	(12.1)	-	-	13.9	(12.1)	1.8

OCG	26.3	-	-	-	26.3	-	26.3

Consolidated Total	$191.1	$(100.9)	$1.0	$-	$192.1	$(100.9)	$91.2

 KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

7. Earnings Per Share

The reconciliation of basic and diluted earnings per share on common stock for the 13 and 39 weeks ended 2012 and 2011 follows (in millions of dollars except per share data):

	13 Weeks Ended		39 Weeks Ended
	2012	2011	2012	2011

Earnings from continuing operations	$16.6	$19.7	$40.8	$40.8
Less: Earnings allocated to participating securities	(0.5)	(0.5)	(1.1)	(0.9)
Earnings from continuing operations available to common shareholders	$16.1	$19.2	$39.7	$39.9

Earnings (loss) from discontinued operations	$-	$-	$0.4	$(1.2)
Less: Earnings (loss) allocated to participating securities	-	-	-	-
Earnings (loss) from discontinued operations available to common shareholders	$-	$-	$0.4	$(1.2)

Net Earnings	$16.6	$19.7	$41.2	$39.6
Less: Earnings allocated to participating securities	(0.5)	(0.5)	(1.1)	(0.9)
Net Earnings available to common shareholders	$16.1	$19.2	$40.1	$38.7

Basic earnings (loss) per share on common stock:
Earnings from continuing operations	$0.43	$0.52	$1.07	$1.09
Earnings (loss) from discontinued operations	$-	$-	$0.01	$(0.03)
Net earnings	$0.43	$0.52	$1.09	$1.05

Diluted earnings (loss) per share on common stock:
Earnings from continuing operations	$0.43	$0.52	$1.07	$1.09
Earnings (loss) from discontinued operations	$-	$-	$0.01	$(0.03)
Net earnings	$0.43	$0.52	$1.09	$1.05

Average common shares outstanding (millions)
Basic	37.1	36.8	37.0	36.8
Diluted	37.1	36.8	37.0	36.8

Stock options representing 0.4 million and 0.6 million shares, respectively, for the 13 weeks ended 2012 and 2011, and 0.4 million and 0.6 million shares, respectively, for the 39 weeks ended 2012 and 2011 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

8. Stock-Based Compensation

The Company adopted an amendment and restatement of the Kelly Services, Inc. Equity Incentive Plan (the “Plan”) effective December 31, 2011, which was approved by the Company stockholders in May 2012. Under the Plan, the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock awards, restricted stock units and performance awards to key employees utilizing the Company's Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. The Company issues shares out of treasury stock to satisfy stock-based awards.

Restricted Stock

Restricted stock awards and units (collectively, “restricted stock”), which typically vest over a period of 3 to 5 years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. The Company utilizes the market price on the date of grant as the fair market value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock under the Plan as of the 13 and 39 weeks ended 2012 and changes during these periods are presented as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2011	907,990	$17.41
Granted	21,200	15.02
Vested	(23,075)	15.08
Forfeited	(400)	18.25
Nonvested at first quarter-end 2012	905,715	17.41
Granted	480,700	12.91
Vested	(191,975)	18.15
Forfeited	(1,650)	16.30
Nonvested at second quarter-end 2012	1,192,790	15.48
Granted	9,300	11.99
Vested	(4,290)	14.36
Forfeited	(5,500)	15.88
Nonvested at third quarter-end 2012	1,192,300	$15.46

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

9. Other (Expense) Income, Net

Included in other (expense) income, net for the 13 and 39 weeks ended 2012 and 2011 are the following:

	13 Weeks Ended		39 Weeks Ended
	2012	2011	2012	2011
	(In millions of dollars)		(In millions of dollars)
Interest income	$0.1	$0.3	$0.9	$0.8
Interest expense	(0.7)	(0.7)	(2.6)	(2.6)
Dividend income	-	-	0.3	0.2
Foreign exchange (losses) gains	(0.1)	1.5	(0.4)	1.6
Other	-	(0.1)	-	(0.1)

Other (expense) income, net	$(0.7)	$1.0	$(1.8)	$(0.1)

10. Contingencies

The Company is continuously engaged in litigation arising in the ordinary course of its business, typically matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company's employment agreements. While there is no expectation that any of these matters will have a material adverse effect on the Company's results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.

11. Segment Disclosures

The Company's segments are based on the organizational structure for which financial results are regularly evaluated by the Company's chief operating decision maker to determine resource allocation and assess performance. The Company's seven reporting segments are: (1) Americas Commercial, (2) Americas Professional and Technical (“Americas PT”), (3) Europe, Middle East and Africa Commercial (“EMEA Commercial”), (4) Europe, Middle East and Africa Professional and Technical (“EMEA PT”), (5) Asia Pacific Commercial (“APAC Commercial”), (6) Asia Pacific Professional and Technical (“APAC PT”) and (7) Outsourcing and Consulting Group (“OCG”).

The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and, in the Americas, substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”), executive placement and career transition/outplacement (“CTO”) services. Corporate expenses that directly support the operating units have been allocated to the Americas, EMEA and APAC regions and OCG based on a work effort, volume or, in the absence of a readily available measurement process, proportionately based on revenue from services.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

11. Segment Disclosures (continued)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the 13 and 39 weeks ended 2012 and 2011. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business. Our segments themselves did not change from prior periods, however, effective with the first quarter of 2012, we changed the manner in which we evaluate and internally report segments, such that our primary measure of segment performance is now gross profit. Historically, our primary measure of segment performance was gross profit less an allocation of SG&A expenses. We revised the prior period's segment results to conform to the current manner in which we evaluate segment performance.

	13 Weeks Ended		39 Weeks Ended
	2012	2011	2012	2011
	(In millions of dollars)		(In millions of dollars)
Revenue from Services:
Americas Commercial	$642.2	$661.7	$1,980.1	$1,985.3
Americas PT	261.6	250.8	774.1	739.1
Total Americas Commercial and PT	903.8	912.5	2,754.2	2,724.4

EMEA Commercial	214.5	261.0	641.2	751.3
EMEA PT	41.5	46.8	125.3	134.0
Total EMEA Commercial and PT	256.0	307.8	766.5	885.3

APAC Commercial	85.7	101.8	258.3	303.8
APAC PT	14.3	14.1	39.9	39.1
Total APAC Commercial and PT	100.0	115.9	298.2	342.9

OCG	104.7	80.7	282.8	222.9

Less: Intersegment revenue	(10.3)	(7.1)	(26.6)	(20.8)

Consolidated Total	$1,354.2	$1,409.8	$4,075.1	$4,154.7

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

11. Segment Disclosures (continued)

	13 Weeks Ended		39 Weeks Ended
	2012	2011	2012	2011
	(In millions of dollars)		(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$96.4	$93.6	$292.1	$278.9
Americas PT gross profit	40.9	37.9	120.8	109.8
Americas Region gross profit	137.3	131.5	412.9	388.7
Americas Region SG&A expenses	(101.5)	(97.7)	(303.4)	(296.3)
Americas Region Earnings from Operations	35.8	33.8	109.5	92.4

EMEA Commercial gross profit	33.4	42.1	101.1	121.6
EMEA PT gross profit	10.5	12.7	32.7	36.1
EMEA Region gross profit	43.9	54.8	133.8	157.7
EMEA Region SG&A expenses	(40.0)	(46.7)	(124.2)	(143.3)
EMEA Region Earnings from Operations	3.9	8.1	9.6	14.4

APAC Commercial gross profit	12.8	14.7	38.4	42.5
APAC PT gross profit	6.2	5.6	16.7	16.2
APAC Region gross profit	19.0	20.3	55.1	58.7
APAC Region SG&A expenses	(18.8)	(19.8)	(57.5)	(59.1)
APAC Region Earnings from Operations	0.2	0.5	(2.4)	(0.4)

OCG gross profit	28.2	19.8	75.0	55.8
OCG SG&A expenses	(24.2)	(20.0)	(69.6)	(59.2)
OCG Earnings from Operations	4.0	(0.2)	5.4	(3.4)

Corporate	(19.9)	(20.1)	(59.6)	(58.0)

Consolidated Total	24.0	22.1	62.5	45.0

Other (Expense) Income, Net	(0.7)	1.0	(1.8)	(0.1)

Earnings Before Taxes	$23.3	$23.1	$60.7	$44.9

12. New Accounting Pronouncements

None.

13. Subsequent Event

In October 2012, management made the decision to no longer pursue our PeopleSoft billing system implementation project in the U.S., Canada and Puerto Rico. Accordingly, based on the estimated costs to complete, management terminated the project at that time and will record pretax charges of approximately $3.0 million during the fourth quarter of 2012 to write off previously capitalized costs associated with the PeopleSoft billing system. Because management had not made the decision to abandon the PeopleSoft billing system project until the fourth quarter, we have determined this matter to be a fourth quarter accounting event.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The third quarter of 2012 offered no relief from the global economic headwinds faced in the first half of the year, as conditions across Europe continued to decline. The U.S. recovery softened further in response to Europe's ongoing crises, anxiety over the fiscal cliff and uncertainty leading up to the presidential election.

Kelly achieved solid results amidst these conditions. Despite a 4% year-over-year decrease in third quarter revenue, we continued to make progress in our targeted strategic focus areas. In particular:

●	Our gross profit rate improved to 16.8%, compared to 16.0% in the third quarter of 2011. Twenty basis points of this improvement was due to changes in estimates of open workers' compensation claims.

●	SG&A expenses were relatively flat in comparison to the prior year.

●	Earnings from operations increased year over year by $2 million.

●	OCG continued to deliver strong year-over-year results, with earnings increasing by more than $4 million.

●	PT revenue growth rates outpaced commercial growth rates in all three regions.

We remain focused on achieving a competitive return on sales by growing our professional and technical, fee-based and other higher margin offerings, and maintaining our lower cost of service delivery. Though the recovery is slow, we believe long-term demand for our services will continue to increase. We are committed to responding to customers' needs for flexible, innovative solutions for managing their workforce – from traditional staffing to professional and technical specialties to outsourcing and consulting programs.

Total Company - Third Quarter

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$1,354.2	$1,409.8	(3.9)%		(1.0)%
Fee-based income	38.2	36.7	3.5		8.3
Gross profit	227.5	225.7	0.7		4.0
SG&A expenses excluding restructuring charges	203.5	204.2	(0.4)
Restructuring charges	-	(0.6)	(100.0)
Total SG&A expenses	203.5	203.6	(0.1)		3.2
Earnings from operations	24.0	22.1	8.5

Gross profit rate	16.8%	16.0%	0.8	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.0	14.5	0.5
% of gross profit	89.4	90.4	(1.0)
Operating margin	1.8	1.6	0.2

Operating margin (earnings from operations divided by revenue from services) in the above and following tables is a ratio used to measure the Company's pricing strategy and operating efficiency. Constant currency (“CC”) change amounts are non-GAAP measures. CC change amounts in the above and following tables refer to the year-over-year percentage changes resulting from translating 2012 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2011. We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations.

Total Company revenue for the third quarter of 2012 was down 4% in comparison to the prior year, and down 5% excluding the Company's acquisition of Tradição in Brazil late last year. CC revenue for the third quarter of 2012 was down 1% in comparison to the prior year, and down 2% excluding Tradição. This reflected a 12% decrease in hours worked, partially offset by a 9% increase in average bill rates on a CC basis.

Effective with the first quarter of 2012, certain vendor management and other technology costs which were previously included in SG&A expenses are now included in cost of services, and the prior year's results were revised to conform to this presentation. The effect of this change was to increase cost of services and decrease SG&A expenses (and gross profit) by $3 million in the third quarter of 2011.

Compared to the third quarter of 2011, the gross profit rate improved due to stronger performance from the OCG segment and an improved temporary gross profit rate in the Americas and APAC regions. The improvement in the Americas' temporary gross profit rate was primarily due to lower workers' compensation costs. We regularly update our estimates of open workers' compensation claims. Due to favorable development of claims and payment data, we reduced our estimated costs of prior year workers' compensation claims by $4 million in the third quarter of 2012. This compares to an adjustment reducing prior year workers' compensation claims by $1 million for the third quarter of 2011.

Income tax expense for the third quarter of 2012 was $7 million (28.9%), compared to $3 million (14.6%) for the third quarter of 2011.  The increase in 2012 tax expense is primarily due to reduced tax credits.  The 2011 expense included the favorable impact of the Hiring Incentives to Restore Employment (“HIRE”) Act retention credits, which were available only in 2011, and work opportunity credits.  In 2012, work opportunity credits are available only for employees hired in prior years and certain U.S. veterans, due to expiration of the program at the end of 2011.  While the work opportunity credit program has expired and been retroactively reinstated many times in the past, extension of this program is uncertain.

Diluted earnings from continuing operations per share for the third quarter of 2012 were $0.43, as compared to $0.52 for the third quarter of 2011.

Total Americas - Third Quarter

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$903.8	$912.5	(1.0)%		(0.3)%
Fee-based income	8.1	6.4	25.2		27.1
Gross profit	137.3	131.5	4.4		5.1
Total SG&A expenses	101.5	97.7	4.0		4.9
Earnings from operations	35.8	33.8	5.8

Gross profit rate	15.2%	14.4%	0.8	pts.
Expense rates:
% of revenue	11.2	10.7	0.5
% of gross profit	73.9	74.2	(0.3)
Operating margin	4.0	3.7	0.3

On an organic basis, excluding the Tradição acquisition, CC revenue decreased by 2%. This is attributable to a 5% decrease in hours worked, partially offset by a 3% increase in average bill rates on a CC basis. On a CC basis, the PT segment grew by 4%, while the Commercial segment, excluding Tradição, declined 5%. Americas represented 67% of total Company revenue in the third quarter of 2012 and 65% in the third quarter of 2011.

The change in the gross profit rate was primarily due to improved pricing, lower workers' compensation costs noted above and higher fee-based income in both the Commercial and PT segments. On an organic basis, Americas SG&A expenses increased 2% in comparison to last year, due primarily to performance-based compensation pay.

Fee-based income, which is included in revenue from services, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.

Total EMEA - Third Quarter

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$256.0	$307.8	(16.8)%		(6.9)%
Fee-based income	9.3	11.8	(21.8)		(13.3)
Gross profit	43.9	54.8	(19.9)		(10.3)
SG&A expenses excluding restructuring charges	40.0	47.3	(15.6)
Restructuring charges	-	(0.6)	(100.0)
Total SG&A expenses	40.0	46.7	(14.5)		(4.6)
Earnings from operations	3.9	8.1	(51.3)

Gross profit rate	17.1%	17.8%	(0.7	)pts.
Expense rates (excluding restructuring charges):
% of revenue	15.6	15.4	0.2
% of gross profit	91.1	86.4	4.7
Operating margin	1.5	2.6	(1.1)

The change in EMEA revenue from services reflected an 11% decrease in hours worked, due to the unfavorable economic environment, partially offset by a 5% increase in average bill rates on a CC basis. The increase in average bill rate is due to a change in country mix. On a CC basis, the Commercial segment declined 8% and the PT segment declined 1%. EMEA represented 19% of total Company revenue in the third quarter of 2012 and 22% in the third quarter of 2011.

The EMEA gross profit rate decreased due to margin erosion and customer mix in the Commercial segment, and a decline in fee-based income in both the Commercial and PT segments. The decrease in SG&A expenses was primarily due to decreases in the workforce in the Commercial segment in line with the level of activity, partially offset by some targeted investments in the PT segment.

Total APAC - Third Quarter

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$100.0	$115.9	(13.7)%		(11.1)%
Fee-based income	7.7	8.0	(4.5)		(1.5)
Gross profit	19.0	20.3	(6.9)		(4.2)
Total SG&A expenses	18.8	19.8	(4.9)		(2.2)
Earnings from operations	0.2	0.5	(78.0)

Gross profit rate	18.9%	17.6%	1.3	pts.
Expense rates:
% of revenue	18.8	17.1	1.7
% of gross profit	99.3	97.2	2.1
Operating margin	0.1	0.5	(0.4)

The change in total APAC revenue represents a 40% decrease in hours worked and a decrease in fee-based income, partially offset by a 46% increase in average bill rates on a CC basis. The Company has exited a number of low-margin customers in Australia and India, resulting in the significant increase in average bill rates and significant decrease in hours worked. APAC revenue represented 7% of total Company revenue in the third quarter of 2012 and 8% in the third quarter of 2011.

The change in the APAC gross profit rate also reflects the decision to exit low-margin Commercial customers in Australia and India. Fee-based income was down due to slower conversions from more developed countries, partially offset by growth in China. The change in SG&A expenses was due to a decrease in full-time salaries related to a reduction in headcount.

OCG - Third Quarter

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$104.7	$80.7	29.7%		30.9%
Fee-based income	13.2	10.5	25.3		29.1
Gross profit	28.2	19.8	42.8		45.4
Total SG&A expenses	24.2	20.0	20.5		23.6
Earnings from operations	4.0	(0.2)	NM

Gross profit rate	27.0%	24.5%	2.5	pts.
Expense rates:
% of revenue	23.1	24.9	(1.8)
% of gross profit	85.5	101.3	(15.8)
Operating margin	3.9	(0.3)	4.2

Revenue from services in the OCG segment for the third quarter of 2012 increased 30% from the third quarter of 2011. This growth was driven by the three core elements of our talent supply chain management strategy: BPO, CWO and RPO practice areas.  Revenue in BPO was up 53% year over year due primarily to high demand in our contact center solution within that practice, as well as an increase in our more traditional BPO solutions within the Americas.  Fee revenue was up 44% in our CWO practice.  RPO revenue was up 42% due to new client programs in the Americas, as well as continued revenue growth in our EMEA programs.  OCG revenue represented 8% of total Company revenue in the third quarter of 2012 and 6% in the third quarter of 2011.

The OCG gross profit rate increased primarily due to mix as volume increased in the higher margin RPO and CWO practice areas. The increase in SG&A expenses is primarily the result of servicing costs associated with the expansion of customer programs, as well as costs associated with new customer program implementations. While we expect OCG to remain profitable in the fourth quarter, we expect profits to decline from third quarter levels due to the completion of two major projects.

Total Company - September Year to Date

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$4,075.1	$4,154.7	(1.9)%		0.3%
Fee-based income	113.8	104.2	9.1		12.8
Gross profit	674.4	659.0	2.3		4.7
SG&A expenses excluding restructuring charges	614.1	611.2	0.4
Restructuring charges	(2.2)	2.8	(177.7)
Total SG&A expenses	611.9	614.0	(0.4)		2.0
Earnings from operations	62.5	45.0	38.8

Gross profit rate	16.5%	15.9%	0.6	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.1	14.7	0.4
% of gross profit	91.1	92.7	(1.6)
Operating margin	1.5	1.1	0.4

Total Company revenue for the first nine months of 2012 was down 2% in comparison to the prior year, and declined 3% excluding the Company's acquisition of Tradição. On a CC basis, total Company revenue was up slightly and down 1% excluding the Company's acquisition of Tradição. This reflected a 10% decrease in hours worked, partially offset by a 9% increase in average bill rates on a CC basis.

Effective with the first quarter of 2012, certain vendor management and other technology costs which were previously included in SG&A expenses are now included in cost of services, and the prior year's results were revised to conform to this presentation. The effect of this change was to increase cost of services and decrease SG&A expenses (and gross profit) by $8 million in the first nine months of 2011.

Compared to the first nine months of 2011, the gross profit rate improved due to higher fee-based income and an improved temporary gross profit rate in the Americas and APAC regions and the OCG segment. The improvement in the Americas' temporary gross profit rate was primarily due to lower workers' compensation costs. We regularly update our estimates of open workers' compensation claims. As a result, we reduced our estimated costs of prior year workers' compensation by $8 million for the first nine months of 2012. This compares to an adjustment reducing prior year workers' compensation claims by $3 million for the first nine months of 2011.

SG&A expenses excluding restructuring increased slightly year over year due primarily to the Tradição acquisition. Restructuring costs related primarily to revisions of the estimated lease termination costs for previously closed EMEA Commercial branches.

Income tax expense for the first nine months of 2012 was $20 million (32.8%), compared to $4 million (9.1%) for the first nine months of 2011. The 2011 expense included the favorable impact of the HIRE Act retention credits, which were available only in 2011, and work opportunity credits.  In 2012, work opportunity credits are available only for employees hired in prior years and certain U.S. veterans, due to expiration of the program at the end of 2011.  While the work opportunity credit program has expired and been retroactively reinstated many times in the past, extension of this program is uncertain.

Diluted earnings from continuing operations per share for the first nine months of 2012 were $1.07, as compared to $1.09 for the first nine months of 2011.

Earnings (loss) from discontinued operations for the first nine months of 2012 and 2011 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas - September Year to Date

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$2,754.2	$2,724.4	1.1%		1.8%
Fee-based income	23.4	18.5	26.1		27.8
Gross profit	412.9	388.7	6.2		6.9
Total SG&A expenses	303.4	296.3	2.4		3.2
Earnings from operations	109.5	92.4	18.3

Gross profit rate	15.0%	14.3%	0.7	pts.
Expense rates:
% of revenue	11.0	10.9	0.1
% of gross profit	73.5	76.2	(2.7)
Operating margin	4.0	3.4	0.6

On an organic basis, excluding the Tradição acquisition, CC revenue was essentially flat. This was attributable to a 4% increase in average bill rates on a CC basis, offset by a 4% decrease in hours worked. During the first nine months of 2012, the PT segment grew by 5%, while the Commercial segment, excluding Tradição, declined 2%. Americas represented 68% of total Company revenue in the first nine months of 2012 and 66% in the first nine months of 2011.

The change in the gross profit rate was primarily due to lower payroll taxes and higher fee-based income, combined with favorable adjustments to prior year workers' compensation costs noted above in both the Commercial and PT segments. On an organic basis, Americas SG&A expenses declined slightly, reflecting lower salary costs due to vacant positions and lower facilities costs throughout the region.

Total EMEA - September Year to Date

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$766.5	$885.3	(13.4)%		(6.3)%
Fee-based income	30.6	33.9	(9.8)		(2.8)
Gross profit	133.8	157.7	(15.2)		(8.1)
SG&A expenses excluding restructuring charges	126.4	140.5	(10.2)
Restructuring charges	(2.2)	2.8	(177.7)
Total SG&A expenses	124.2	143.3	(13.4)		(6.6)
Earnings from operations	9.6	14.4	(32.7)

Gross profit rate	17.5%	17.8%	(0.3	)pts.
Expense rates (excluding restructuring charges):
% of revenue	16.5	15.9	0.6
% of gross profit	94.4	89.2	5.2
Operating margin	1.3	1.6	(0.3)

The change in EMEA revenue from services reflected a 12% decrease in hours worked, due to the unfavorable economic environment, partially offset by a 6% increase in average bill rates on a CC basis. The increase in average bill rates is due to a change in country mix. EMEA represented 19% of total Company revenue in the first nine months of 2012 and 21% in the first nine months of 2011.

The EMEA gross profit rate decreased due to margin erosion and customer mix in the Commercial segment. The decrease in SG&A expenses excluding restructuring charges was primarily due to decreases in the workforce in the Commercial segment in line with the level of activity, partially offset by some targeted investments in the PT segment.

Total APAC - September Year to Date

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$298.2	$342.9	(13.0)%		(11.5)%
Fee-based income	22.2	23.2	(4.3)		(2.6)
Gross profit	55.1	58.7	(6.2)		(4.8)
Total SG&A expenses	57.5	59.1	(2.8)		(1.3)
Earnings from operations	(2.4)	(0.4)	(440.3)

Gross profit rate	18.5%	17.1%	1.4	pts.
Expense rates:
% of revenue	19.3	17.2	2.1
% of gross profit	104.4	100.8	3.6
Operating margin	(0.8)	(0.1)	(0.7)

The change in total APAC revenue reflected a 33% decrease in hours worked and a decrease in fee-based income, partially offset by a 31% increase in average bill rates on a CC basis. The Company has exited a number of low-margin customers in Australia and India, resulting in the significant increase in average bill rates and significant decrease in hours worked. APAC revenue represented 7% of total Company revenue in the first nine months of 2012 and 8% in the first nine months of 2011.

The change in the APAC gross profit rate also reflects the decision to exit low-margin Commercial customers in Australia and India. Fee-based income was down due to slower conversions from more developed countries, partially offset by growth in China.

OCG - September Year to Date

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$282.8	$222.9	26.8%		27.9%
Fee-based income	37.6	28.7	31.1		33.9
Gross profit	75.0	55.8	34.3		36.4
Total SG&A expenses	69.6	59.2	17.3		19.5
Earnings from operations	5.4	(3.4)	NM

Gross profit rate	26.5%	25.1%	1.4	pts.
Expense rates:
% of revenue	24.6	26.6	(2.0)
% of gross profit	92.8	106.2	(13.4)
Operating margin	1.9	(1.6)	3.5

Revenue from services in the OCG segment for the first nine months of 2012 increased in the Americas, EMEA and APAC regions, due primarily to growth in our BPO, PPO, RPO and CWO practices. This growth is due to both new programs in these practice areas as well as the continued expansion of existing programs. OCG revenue represented 7% of total Company revenue in the first nine months of 2012 and 5% in the first nine months of 2011.

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

Cash and Equivalents

Cash and equivalents totaled $70 million at the end of the third quarter of 2012 and $81 million at year-end 2011. As further described below, we generated $21 million in cash from operating activities, used $14 million of cash for investing activities and used $18 million of cash for financing activities.

Operating Activities

In the first nine months of 2012, we generated $21 million in cash from operating activities, as compared to generating $6 million in the first nine months of 2011. The increase in cash generated was due primarily to slowing year-to-date growth in working capital requirements.

Trade accounts receivable totaled $1.0 billion at the end of the first nine months of 2012. Global days sales outstanding were 54 days at the end of the first nine months of 2012, compared to 52 days at the end of the first nine months of 2011.

Our working capital position was $466 million at the end of the first nine months of 2012, an increase of $49 million from year-end 2011. The current ratio was 1.6 at the end of the first nine months of 2012 and 2011.

Investing Activities

In the first nine months of 2012, we used $14 million of cash for investing activities, compared to using $9 million in the first nine months of 2011. Capital expenditures in both years relate primarily to the Company's information technology programs, including costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project.

In October 2012, management made the decision to no longer pursue our PeopleSoft billing system implementation project in the U.S., Canada and Puerto Rico. Accordingly, based on the estimated costs to complete, management terminated the project at that time and will record pretax charges of approximately $3 million during the fourth quarter of 2012 to write off previously capitalized costs associated with the PeopleSoft billing system.

Financing Activities

In the first nine months of 2012, we used $18 million of cash for financing activities, compared to using $4 million in the first nine months of 2011. Debt totaled $84 million at the end of the third quarter of 2012 and $96 million at year-end 2011. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders' equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 10.3% at the end of the third quarter of 2012 and 12.5% at year-end 2011.

The net change in short-term borrowings in the first nine months of 2012 was due to payments on our U.S. and Brazilian revolving credit facilities totaling $12 million, combined with payments of $1 million on our securitization facility. The net change in short-term borrowings in the first nine months of 2011 was primarily due to borrowings on our securitization facility of $57 million.   During the first nine months of 2011, we repaid term debt of $63 million.

During the first nine months of 2012 and 2011, we made dividend payments of $6 million and $2 million, respectively.

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

There are no other material changes in our obligations and commitments to make future payments from those included in the Company's Annual Report on Form 10-K filed February 16, 2012. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short- and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries' cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company's overall capital structure. At the present time, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.

At the 2012 third quarter end, we had $150 million of available capacity on our $150 million revolving credit facility and $11 million of available capacity on our $150 million securitization facility. The securitization facility carried $83 million of short-term borrowings and $56 million of standby letters of credit related to workers' compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2012 third quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.

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

As of the 2012 third quarter end, we had no holdings of sovereign debt in Italy, Portugal, Ireland, Spain or Greece. Our investment policy requires our international affiliates to contribute any excess cash balances to the Cash Pool. We then manage this as counterparty exposure and distribute the risk among our Cash Pool provider and other banks we may designate from time to time.

As of the 2012 third quarter end, our total exposure to European receivables from our customers was $276 million, which represents 27% of total trade accounts receivable, net. The percentage of trade accounts receivable over 90 days past due for Europe was consistent with our global experience. Net trade accounts receivable for Italy, Portugal and Ireland, specific countries currently experiencing economic volatility, totaled $39 million as of the 2012 third quarter end, and we have not experienced a significant deterioration in these amounts during the third quarter of 2012.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing, changing market and economic conditions, our ability to achieve our business strategy, including our ability to successfully expand into new markets and service lines, material changes in demand from or loss of large corporate customers, impairment charges triggered by adverse industry or market developments, unexpected termination of customer contracts, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, liability for improper disclosure of sensitive or private employee information, unexpected changes in claim trends on workers' compensation and benefit plans, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to retain the services of our senior management, local management and field personnel, the impact of changes in laws and regulations (including federal, state and international tax laws and the expiration of the U.S. work opportunity credit program), the net financial impact of the Patient Protection and Affordable Care Act on our business, and risks associated with conducting business in foreign countries, including foreign currency fluctuations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies. We may also utilize local currency-denominated borrowings.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2012 third quarter earnings.

Marketable equity investments, representing our investment in Temp Holdings, are stated at fair value and marked to market through stockholders' equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings. See the Fair Value Measurements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

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

Item 4. Controls and Procedures.

Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

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

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is continuously engaged in litigation arising in the ordinary course of its business, typically matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company's employment agreements. While there is no expectation that any of these matters will have a material adverse effect on the Company's results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.

Item 1A. Risk Factors.

There have been no material changes in the Company's risk factors disclosed in Part I, Item 1A of the Company's Annual Report filed on Form 10-K for year ended January 1, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

July 2, 2012 through August 5, 2012	976	$11.67	-	$-

August 6, 2012 through September 2, 2012	78	12.14	-	$-

September 3, 2012 through September 30, 2012	350	12.72	-	$-

Total	1,404	$11.95	-

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 1,404 shares were reacquired in transactions during the quarter.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6.     Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 30 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 7, 2012

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2012

/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description

10.1	Kelly Services, Inc. Short-Term Incentive Plan.

10.2

Kelly Services, Inc. Equity Incentive Plan, as amended and restated on December 31, 2011 (Reference is made to Exhibit 10.2 to the Form 10-Q filed with the Commission on August 8, 2012 which is incorporated herein by reference.)

10.3	Kelly Services, Inc. Executive Severance Plan dated April 4, 2006, as amended November 7, 2007.

10.12	Kelly Services, Inc. 2008 Management Retirement Plan - Post 2004.

10.13	First Amendment to the Kelly Services, Inc. 2008 Management Retirement Plan.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document