Form 10-K
period 2012-12-30
KELLY SERVICES INC
filed 2013-02-14
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 30, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]     No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $373,723,242.

Registrant had 33,723,170 shares of Class A and 3,452,585 of Class B common stock, par value $1.00, outstanding as of February 3, 2013.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2013 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1.  BUSINESS.

History and Development of Business

Founded by William R. Kelly in 1946, Kelly Services® has developed innovative workforce solutions for customers in a variety of industries throughout our 66-year history.  Our range of solutions has grown steadily over the years to match the expanding needs of our customers.

We have evolved from a United States-based company concentrating primarily on traditional office staffing into a global workforce solutions leader offering a full breadth of specialty services.  While ranking as one of the world’s largest scientific staffing providers, we are also among the leaders in information technology, engineering and financial staffing, and we place professional and technical employees at all levels in law, healthcare, education and creative services.  These specialty services complement our expertise in office services, contact center, light industrial and electronic assembly staffing. As the human capital arena has become more complex, we have also developed a suite of innovative solutions to help many of the world’s largest companies manage their supply of talent, including outsourcing, consulting, recruitment, career transition and vendor management services.

Geographic Breadth of Services

Headquartered in Troy, Michigan, we provide employment for approximately 560,000 employees annually to a variety of customers around the globe—including 99 of the Fortune 100™ companies.

Kelly provides workforce solutions to a diversified group of customers in three regions: the Americas, Europe, the Middle East, and Africa (“EMEA”), and Asia Pacific (“APAC”).

Description of Business Segments

Our operations are divided into seven principal business segments: Americas Commercial, Americas Professional and Technical (“Americas PT”), EMEA Commercial, EMEA Professional and Technical (“EMEA PT”), APAC Commercial, APAC Professional and Technical (“APAC PT”) and Outsourcing and Consulting Group (“OCG”).

Americas Commercial
Our Americas Commercial segment specialties include: Office, providing trained employees for word processing, data entry, clerical and administrative support roles; Contact Center, providing staff for contact centers, technical support hotlines and telemarketing units; Education, supplying schools nationwide with instructional and non-instructional employees; Marketing, providing support staff for seminars, sales and trade shows; Electronic Assembly, providing assemblers, quality control inspectors and technicians; and Light Industrial, placing maintenance workers, material handlers and assemblers.  We also offer a temporary-to-hire service that provides customers and temporary staff the opportunity to evaluate their relationship before making a full-time employment decision, a direct-hire placement service and vendor on-site management.

Americas PT
Our Americas PT segment includes a number of industry-specific specialty services: Science, providing all levels of scientists and scientific and clinical research workforce solutions; Engineering, supplying engineering professionals across all disciplines including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Information Technology, placing IT specialists across all disciplines; Creative Services, placing creative talent in the spectrum of creative services positions; Finance and Accounting, serving the needs of corporate finance departments, accounting firms and financial institutions with all levels of financial professionals; Government, providing a full spectrum of talent management solutions to the U.S. federal government; Healthcare, providing all levels of healthcare specialists and professionals; and Law, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists and legal administrators.  Our temporary-to-hire service, direct-hire placement service and vendor on-site management are also offered in this segment.

EMEA Commercial
Our EMEA Commercial segment provides a similar range of staffing services as described for our Americas Commercial segment above, including: Office, Contact Center and our temporary-to-hire service.  Additional service areas include Catering and Hospitality, providing chefs, porters and hospitality representatives; and Industrial, supplying manual workers to semi-skilled professionals in a variety of trade, non-trade and operational positions.

EMEA PT
Our EMEA PT segment provides many of the same services as described for our Americas PT segment, including: Engineering, Finance and Accounting, Healthcare, IT and Science.

APAC Commercial
Our APAC Commercial segment offers a similar range of commercial staffing services as described for our Americas and EMEA Commercial segments above, through staffing solutions that include permanent placement, temporary staffing and temporary to full-time staffing.

APAC PT
Our APAC PT segment provides many of the same services as described for our Americas and EMEA PT segments, including: Engineering, IT and Science.  Additional services in Australia and New Zealand include mid- to senior-level search and selection for leaders in core practice areas such as HR, Sales and Marketing, Finance, Procurement and General Management.

OCG
OCG delivers integrated talent management solutions to meet customer needs across multiple regions, skill sets and the entire spectrum of human resources.  Using talent supply chain strategies, we help customers manage their contingent labor spend and gain access to service providers and quality talent at competitive rates and with minimized risk.  Services in this segment include: Contingent Workforce Outsourcing (CWO), providing globally managed service solutions that integrate supplier and vendor management technology partners to optimize contingent workforce spend; Business Process Outsourcing (BPO), offering full staffing and operational management of non-core functions or departments; Recruitment Process Outsourcing (RPO), offering end-to-end talent acquisition solutions, including customized recruitment projects; Independent Contractor Solutions, delivering evaluation, classification and risk management services that enable safe access to this critical talent pool; Payroll Process Outsourcing (PPO), providing centralized payroll processing solutions globally for our customers; Career Transition & Organizational Effectiveness (CTO), offering a range of outplacement services; and Executive Search, providing leadership in executive placement in various regions throughout the world.

Financial information regarding our industry segments is included in the Segment Disclosures note to our consolidated financial statements presented in Part II, Item 8 of this report.

Business Objectives

Kelly’s philosophy is rooted in our conviction that we can and do make a difference on a daily basis — for our customers, in the lives of our employees, in the local communities we serve and in our industry.  Our vision is “to provide the world’s best workforce solutions.”  We aspire to be a strategic business partner to our customers and strive to assist them in operating efficient, profitable organizations.  Our solutions are customizable to benefit any scope or scale customers require.

As the use of contingent labor, consultants and independent contractors becomes more prevalent and critical to the ongoing success of our customer base, our core competencies are refined to help them realize their respective business objectives.  Kelly offers a comprehensive array of outsourcing and consulting services, as well as world-class staffing on a temporary, temporary-to-hire and direct placement basis.  Kelly will continue to deliver the strategic expertise our customers need to transform their workforce challenges into opportunities.

Business Operations

Service Marks

We own numerous service marks that are registered with the United States Patent and Trademark Office, the European Union Community Trademark Office and numerous individual country trademark offices.

Seasonality

Our quarterly operating results are affected by the seasonality of our customers’ businesses.  Demand for staffing services historically has been lower during the first quarter, and typically increases during the remainder of the year.

Working Capital

Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable.  Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth.

Customers

We are not dependent on any single customer or a limited segment of customers.  In 2012, an estimated 49% of total Company revenue was attributed to 100 large customers.  Our largest single customer accounted for approximately five percent of total revenue in 2012.

Government Contracts

Although we conduct business under various federal, state, and local government contracts, they do not account for a significant portion of our business.

Competition

The worldwide temporary staffing industry is competitive and highly fragmented.  In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels.  Additionally, several similar staffing companies compete globally.  In 2012, our largest competitors were Allegis Group, Adecco S.A., Manpower Inc., Robert Half International Inc. and Randstad Holding N.V.

Key factors that influence our success are quality of service, price, breadth of service, and geographic coverage.

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

Employees

We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 7,000 staff members in our international network of branch offices.  In 2012, we assigned approximately 560,000 temporary employees to a variety of customers around the globe.

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

ITEM 1A.  RISK FACTORS.

We operate in a highly competitive industry with low barriers to entry and may be unable to compete successfully against existing or new competitors.

The worldwide staffing services market is highly competitive with limited barriers to entry.  We compete in global, national, regional and local markets with full-service and specialized temporary staffing companies.  While the majority of our competitors are significantly smaller than us, several competitors, including Allegis Group, Adecco S.A., Manpower Inc., Robert Half International Inc. and Randstad Holding N.V., have substantial marketing and financial resources.  In particular, Adecco S.A., Manpower Inc. and Randstad Holding N.V. are considerably larger than we are and, thus, have significantly more marketing and financial resources than we do.  Additionally, the emergence of on-line staffing platforms may pose a competitive threat to our services which operate under a more traditional staffing business model.  Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel.  We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

Our business strategy focuses on improving profitability through scale and specialization, particularly with our professional and technical and OCG businesses.  We have also implemented steps to increase our operating efficiency in our commercial staffing markets, grow our higher margin specialty staffing and grow our outsourcing and consulting business.  We are implementing cost-efficient service delivery models to enable local teams to focus on profit-generating activities and relationships.  If we are not successful or timely in achieving these objectives, our revenues, costs and overall profitability could be negatively affected.  If we are unable to execute our business strategy effectively, our productivity and cost competitiveness could be negatively affected.

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

We regularly monitor our goodwill and long-lived assets for impairment indicators.  In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units to the related net book value.  In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values.  Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets.  In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant non-cash charge to earnings that could adversely affect our results of operations.

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

We depend on our ability to attract and retain qualified temporary personnel (employed directly by us or through third-party suppliers).

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

We employ and assign personnel in the workplaces of other businesses.  The risks of these activities include possible claims relating to:

•	discrimination and harassment;

•	wrongful termination or retaliation;

•	violations of employment rights related to employment screening or privacy issues;

•	classification of employees including independent contractors;

•	employment of unauthorized workers;

•	violations of wage and hour requirements;

•	retroactive entitlement to employee benefits;

•	failure to comply with leave policy requirements; and

•	errors and omissions by our temporary employees, particularly for the actions of professionals such as attorneys, accountants and scientists.

We are also subject to potential risks relating to misuse of customer proprietary information, misappropriation of funds, damage to customer facilities due to negligence of temporary employees, criminal activity and other similar claims.  We may incur fines and other losses or negative publicity with respect to these problems.  In addition, these claims may give rise to litigation, which could be time-consuming and expensive.  In the U.S., and increasingly at the state and local level, and certain other countries in which we operate, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation.  There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks.  Although we maintain insurance in types and amounts we believe are appropriate in light of the aforementioned exposures, there can also be no assurance that such insurance policies will remain available on reasonable terms or be sufficient in amount or scope of coverage.

Improper disclosure of sensitive or private information could result in liability and damage our reputation.

Our business involves the use, storage and transmission of information about full-time and temporary employees.  Additionally, our employees may have access or exposure to customer data and systems, the misuse of which could result in legal liability.  We are dependent on, and are ultimately responsible for, the security provisions of vendors who have custodial control of our data.  We have established policies and procedures to help protect the security and privacy of this information.  It is possible that our security controls over personal and other data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information.  Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue.  Further, data privacy is subject to frequently evolving rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services.  Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, additional compliance costs, missed business opportunities or damage to our reputation in the marketplace.

Unexpected changes in claim trends on our workers’ compensation and benefit plans may negatively impact our financial condition.

We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program and medical benefits claims.  Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates and medical cost inflation, could result in costs that are significantly different than initially reported.  If future claims-related liabilities increase due to unforeseen circumstances, our costs could increase significantly.  There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

Failure to maintain specified financial covenants in our bank credit facilities, or credit market events beyond our control, could adversely restrict our financial and operating flexibility and subject us to other risks, including risk of loss of access to capital markets.

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions.  During 2012, we met all of the covenant requirements.  Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt note in the footnotes to the consolidated financial statements), may not be assured.  If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility.  In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all.  Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility.  If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

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

Our information technology projects may not yield their intended results.

At the present time, we have a number of information technology projects in process or in the planning stages, including improvements to applicant onboarding and tracking systems, order management, billing and customer data analytics.  Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results.  Any delays in completing, or an inability to successfully complete, these technology initiatives or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition.

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

The temporary employment industry is heavily regulated in many of the countries in which we operate.  Changes in laws or government regulations may result in prohibition or restriction of certain types of employment services we are permitted to offer or the imposition of new or additional benefit, licensing or tax requirements that could reduce our revenues and earnings.  In particular, we are subject to state unemployment taxes in the U.S. which typically increase during periods of increased levels of unemployment.  We also receive benefits, such as the work opportunity income tax credit in the U.S., that regularly expire and may not be reinstated.  There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover increased costs as a result of any changes in laws or government regulations.  Any future changes in laws or government regulations, or interpretations thereof, may make it more difficult or expensive for us to provide staffing services and could have a material adverse effect on our business, financial condition and results of operations.

The net financial impact of recent U.S. healthcare legislation on our results of operations could be significant.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into U.S. law.  The Acts represent comprehensive healthcare reform legislation that, in addition to other provisions, will require that we provide affordable, minimum essential healthcare coverage to certain temporary employees (and dependents) in the United States or incur penalties.  Although we intend to pass these costs on to our customers, there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover the increased costs.  While we are unable at this time to estimate the net impact of the Acts, we believe the net financial impact on our results of operations could be significant.

We conduct a significant portion of our operations outside of the United States and we are subject to risks relating to our international business activities, including fluctuations in currency exchange rates.

We conduct our business in most major staffing markets throughout the world.  Our operations outside the United States are subject to risks inherent in international business activities, including:

•	fluctuations in currency exchange rates;

•	varying economic and political conditions;

•	differences in cultures and business practices;

•	differences in employment and tax laws and regulations;

•	differences in accounting and reporting requirements;

•	differences in labor and market conditions;

•	changing and, in some cases, complex or ambiguous laws and regulations; and

•	litigation and claims.

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

Terence E. Adderley, the Executive Chairman of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 93% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights.  Mr. Adderley is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all members of the Board of Directors.

We are not subject to most of the listing standards that normally apply to companies whose shares are quoted on the NASDAQ Global Market.

Our Class A and Class B common stock are quoted on the NASDAQ Global Market.  Under the listing standards of the NASDAQ Global Market, we are deemed to be a “controlled company” by virtue of the fact that Terence E. Adderley, the Executive Chairman of our board of directors, and certain trusts of which he acts as trustee or co-trustee have voting power with respect to more than fifty percent of our outstanding voting stock.  A controlled company is not required to have a majority of its board of directors comprised of independent directors.  Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nominations committee comprised solely of independent directors, nor do the NASDAQ Global Market listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process.  A controlled company is also exempt from NASDAQ Global Market’s requirements regarding the determination of officer compensation by a majority of independent directors or a compensation committee comprised solely of independent directors.  A controlled company is required to have an audit committee composed of at least three directors, who are independent as defined under the rules of both the Securities and Exchange Commission and the NASDAQ Global Market.  The NASDAQ Global Market further requires that all members of the audit committee have the ability to read and understand fundamental financial statements and that at least one member of the audit committee possess financial sophistication.  The independent directors must also meet at least twice a year in meetings at which only they are present.

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

ITEM 3.  LEGAL PROCEEDINGS.

During the second quarter of 2012, the Company received final court approval of a settlement of a single class action, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc., in the Superior Court of California, Los Angeles, which involved a claim for monetary damages by current and former temporary employees in the State of California.  The claims were related to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs.  Recognized in discontinued operations in 2011 was a $1.2 million after tax charge relating to the settlement and in 2012 a $0.4 million after tax reduction in our estimate of costs to settle the litigation.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

Our Class A and Class B common stock is traded on the NASDAQ Global Market under the symbols “KELYA” and “KELYB,” respectively.  The high and low selling prices for our Class A common stock and Class B common stock as quoted by the NASDAQ Global Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported in the table below.  Our ability to pay dividends is subject to compliance with certain financial covenants contained in our debt facilities, as described in the Debt footnote to the consolidated financial statements.

	Per share amounts (in dollars)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2012
Class A common
High	$18.09	$16.25	$14.30	$15.90	$18.09
Low	13.75	11.30	11.26	12.40	11.26

Class B common
High	17.40	18.02	14.47	15.50	18.02
Low	13.80	12.13	11.65	12.93	11.65

Dividends	0.05	0.05	0.05	0.05	0.20

2011
Class A common
High	$22.99	$21.41	$17.58	$17.00	$22.99
Low	17.50	14.61	10.95	10.77	10.77

Class B common
High	22.99	21.30	16.70	17.12	22.99
Low	18.10	14.53	12.23	11.26	11.26

Dividends	-	-	0.05	0.05	0.10

Holders
The number of holders of record of our Class A and Class B common stock were approximately 8,600 and 300, respectively, as of February 3, 2013.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			of Shares (or	Dollar Value) of
	Total Number	Average	Units) Purchased	Shares (or Units)
	of Shares	Price Paid	as Part of Publicly	That May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
(in millions of dollars)

October 1, 2012 through November 4, 2012	280	$12.77	-	$-

November 5, 2012 through December 2, 2012	30,192	13.66	-	-

December 3, 2012 through December 30, 2012	-	-	-	-

Total	30,472	$13.65	-

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees.  Accordingly, 30,472 shares were reacquired during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P 600 SmallCap Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2012.  The graph assumes an investment of $100 on December 31, 2007 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2007 – December 31, 2012

	2007	2008	2009	2010	2011	2012
Kelly Services, Inc.	$100.00	$71.98	$66.00	$104.01	$76.20	$89.04
S&P SmallCap 600 Index	$100.00	$68.92	$86.53	$109.31	$109.05	$124.41
S&P 1500 Human Resources and Employment Services Index	$100.00	$64.34	$88.91	$102.84	$86.88	$97.38

ITEM 6.  SELECTED FINANCIAL DATA.

The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years.  This table should be read in conjunction with the other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included elsewhere in this report.

(In millions except per share amounts)	2012	2011	2010	2009 (1)	2008

Revenue from services	$5,450.5	$5,551.0	$4,950.3	$4,314.8	$5,517.3
Earnings (loss) from continuing operations (2)	49.7	64.9	26.1	(105.1)	(81.7)
Earnings (loss) from discontinued operations, net of tax (3)	0.4	(1.2)	-	0.6	(0.5)
Net earnings (loss)	50.1	63.7	26.1	(104.5)	(82.2)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	1.31	1.72	0.71	(3.01)	(2.35)
Earnings (loss) from discontinued operations	0.01	(0.03)	-	0.02	(0.02)
Net earnings (loss)	1.32	1.69	0.71	(3.00)	(2.37)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	1.31	1.72	0.71	(3.01)	(2.35)
Earnings (loss) from discontinued operations	0.01	(0.03)	-	0.02	(0.02)
Net earnings (loss)	1.32	1.69	0.71	(3.00)	(2.37)

Dividends per share
Classes A and B common	0.20	0.10	-	-	0.54

Working capital	470.3	417.0	367.6	357.6	427.4
Total assets	1,635.7	1,541.7	1,368.4	1,312.5	1,457.3
Total noncurrent liabilities	172.4	168.3	153.6	205.3	203.8

(1)	Fiscal year included 53 weeks.

(2)	Included in results of continuing operations are asset impairments of $3.1 million in 2012, $2.0 million in 2010, $53.1 million in 2009 and $80.5 million in 2008.

(3)	Discontinued Operations represent adjustments to assets and liabilities retained from the 2006 sale of Kelly Staff Leasing and 2007 sale of Kelly Home Care.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview
The Staffing Industry

The worldwide staffing industry is competitive and highly fragmented.  In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels.  Additionally, several similar staffing companies compete globally.  Demand for temporary services is highly dependent on the overall strength of the global economy and labor markets.  In periods of economic growth, demand for temporary services generally increases, and the need to recruit, screen, train, retain and manage a pool of employees who match the skills required by particular customers becomes critical.  Conversely, during an economic downturn, competitive pricing pressures can pose a threat to retaining a qualified temporary workforce.  Accordingly, the on-going economic crisis in the Eurozone and slow recovery from recession in the U.S. has impacted all staffing firms over the last several years.

Our Business

Kelly Services is a global staffing company, providing innovative workforce solutions for customers in a variety of industries.  Our staffing operations are divided into three regions, Americas, EMEA and APAC, with commercial and professional and technical staffing businesses in each region.  As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global OCG Group.  We are forging strategic relationships with our customers to help them manage their flexible workforces, through outsourcing, consulting, recruitment, career transition and vendor management services.

We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing and consulting activities.  Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable.  The nature of our business is such that trade accounts receivable are our most significant financial asset.  Average days sales outstanding varies within and outside the U.S., but averages more than 50 days on a global basis.  Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

Our Strategy and Outlook

Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry.  We have set a long-term goal to achieve a competitive return on sales of 4%.  To attain this, we are focused on the following key areas:

•	Maintain our core strengths in commercial staffing and key markets;
•	Aggressively grow our professional and technical staffing;
•	Transform our OCG segment into a market-leading provider of talent supply chain management;
•	Capture permanent placement growth in selected specialties; and
•	Lower our costs through deployment of efficient service delivery models.

In the face of economic uncertainty, softening demand, and declining revenue, we made progress in 2012, although at a pace slower than we had originally expected.  During 2012, we:

•	Maintained our competitive position in key global staffing markets;
•	Grew our professional and technical business by 3% year over year, despite a 2% decline in total revenue;
•	Increased our OCG revenue by 25% year over year and improved earnings from operations by over $11 million;
•	Increased permanent placement fees by 7% year over year; and
•	Reduced expenses by 1% in comparison to last year.

We improved our return on sales by 30 basis points to 1.3%, although still far short of our long-term goal of 4.0%.  In order to make significant progress against our long-term goal, we will need much stronger economic growth in order to leverage our business.

Looking ahead, although the U.S. unemployment rate is currently below 8%, overall job growth remains tepid, and U.S. temporary job growth is decelerating -- trends that are likely to continue in 2013.  We expect that ongoing economic uncertainty in the U.S., fueled by the fiscal situation, will continue to constrain hiring in the near-term.  In Europe, we do not anticipate any significant changes to the recessionary conditions that continue to take their toll on the labor market.

An additional challenge for us will be to meet the 2014 provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”).  The Acts represent comprehensive health care reform legislation that, in addition to other provisions, will require that we offer affordable, minimum essential health care coverage to certain temporary employees (and dependents) in the United States or incur penalties.  In order to comply with the Acts, Kelly intends to begin offering health care coverage in 2014 to all temporary employees eligible for coverage under the Acts.

At this point in time, we are unable to estimate the costs of complying with the Acts.  Estimating the costs of complying with the Acts is difficult due to a variety of factors associated with our temporary employee population, including:  the number of employees who are eligible for coverage; the percentage of eligible employees who will enroll for health care coverage; the number of months during the following year that those employees who accept coverage remain an employee; determination of the appropriate employee contribution share for affordability purposes; the cost and availability of health care coverage that meets the Acts’ requirements;  and the cost of implementation and ongoing administrative costs of compliance.   Although we intend to pass ongoing costs on to our customers, there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover the increased costs, and the net financial impact on our results of operations could be significant.

Longer-term, we believe the trends in the staffing industry are positive:  companies are becoming more comfortable with the use of flexible staffing models; there is increasing acceptance of free agents and contractual employment by companies and candidates alike; and companies are searching for more comprehensive workforce management solutions.  This shift in demand for contingent labor plays to our strengths and experience -- particularly serving large companies.

Financial Measures – Operating Margin and Constant Currency

Operating margin (earnings from operations divided by revenue from services) in the following tables is a ratio used to measure the Company’s pricing strategy and operating efficiency.  Constant currency (“CC”) change amounts are non-GAAP measures.  CC change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2012 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2011.  We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations.

Results of Operations
2012 versus 2011

Total Company
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$5,450.5	$5,551.0	(1.8	) %	(0.2	) %
Fee-based income	148.2	138.0	7.3		10.1
Gross profit	896.6	883.3	1.5		3.3
SG&A expenses excluding restructuring charges	822.1	822.8	(0.1)
Restructuring charges	(0.9)	2.8	(132.3)
Total SG&A expenses	821.2	825.6	(0.6)		1.2
Asset impairments	3.1	-	NM
Earnings from operations	72.3	57.7	25.3

Gross profit rate	16.5%	15.9%	0.6	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.1	14.8	0.3
% of gross profit	91.7	93.2	(1.5)
Operating margin	1.3	1.0	0.3

Total Company revenue for 2012 was down 2% in comparison to the prior year, and declined 3% excluding the Company’s 2011 acquisition of Tradição described below.  On a CC basis, total Company revenue was flat and down 1% excluding the Company’s acquisition of Tradição.  This reflected an 11% decrease in hours worked, partially offset by a 9% increase in average bill rates on a CC basis.  Hours decreased in our staffing business in all three regions.  The decrease in the Americas and EMEA was due, in large part, to the economic uncertainty existing in both regions, while the decline in APAC was due to decisions we made to exit low-margin business in India.  The improvement in average bill rates was primarily due to the mix of countries, particularly the business we exited in India with very low average bill rates.

Compared to 2011, the gross profit rate improved by 60 basis points due to higher fee-based income and an improved temporary gross profit rate in the Americas and APAC regions and the OCG segment.  The improvement in the Americas’ temporary gross profit rate included the impact of lower workers’ compensation costs.  We regularly update our estimates of open workers’ compensation claims.  Due to favorable development of claims and payment data, we reduced our estimated costs of prior year workers’ compensation by $10 million for 2012.  This compares to an adjustment reducing prior year workers’ compensation claims by $6 million for 2011.

Fee-based income, which is included in revenue from services, has a significant impact on gross profit rates.  There are very low direct costs of services associated with fee-based income.  Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.

Selling, general and administrative (“SG&A”) expenses excluding restructuring decreased slightly year over year.  In the fourth quarter of 2012, we embarked on a restructuring program for certain of our EMEA operations in Italy, France and Ireland.  The total net restructuring benefit in 2012 included $3 million of revisions of the estimated lease termination costs for previously closed EMEA Commercial branches, partially offset by $2 million of severance and lease termination costs for those EMEA Commercial branches which are in the process of closing.  We expect to spend approximately $0.5 million in the first quarter of 2013 to complete the restructuring in EMEA.  Restructuring costs in 2011 relate primarily to revisions of the estimated lease termination costs for previously closed EMEA Commercial branches.

In the fourth quarter of 2012, we made the decision to abandon our PeopleSoft billing system implementation in the U.S., Canada and Puerto Rico and, accordingly, recorded asset impairment charges of $3 million, representing previously capitalized costs associated with this project.

Income tax expense for 2012 was $19 million (27.8%), compared to a benefit of $7 million (-12.6%) for 2011.  The 2012 income tax expense was impacted by the expiration of employment-related income tax credits, including the Hiring Incentives to Restore Employment (“HIRE”) Act retention credit, which was unavailable in 2012, and the work opportunity credit, which was available in 2012 only for veterans and pre-2012 hires.  Together, these income tax credits totaled $8 million in 2012, compared to $28 million in 2011.  The work opportunity credit was retroactively reinstated on January 2, 2013, which will result in a first quarter 2013 tax benefit of $9 million that would have been recognized in 2012 if the law had been in effect at year-end 2012.  In 2012, the Company closed income tax examinations relating to prior years, resulting in a $5 million benefit.  During 2011, the Company determined that for tax reporting purposes, it was eligible for worthless stock deductions related to foreign subsidiaries, which provided U.S. federal and state benefits of $8 million in 2011.

Diluted earnings from continuing operations per share for 2012 were $1.31, as compared to $1.72 for 2011.

Earnings (loss) from discontinued operations for 2012 and 2011 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$3,672.1	$3,643.7	0.8%		1.3%
Fee-based income	30.2	25.3	19.0		20.3
Gross profit	547.9	523.1	4.7		5.2
Total SG&A expenses	405.8	396.4	2.4		3.0
Earnings from operations	142.1	126.7	12.0

Gross profit rate	14.9%	14.4%	0.5	pts.
Expense rates:
% of revenue	11.1	10.9	0.2
% of gross profit	74.1	75.8	(1.7)
Operating margin	3.9	3.5	0.4

On an organic basis, excluding the Tradição acquisition in Brazil in late 2011, CC revenue decreased slightly.  This was attributable to a 4% decrease in hours worked, partially offset by a 3% increase in average bill rates on a CC basis.  During 2012, the PT segment revenue grew by 5%, while the Commercial segment revenue, excluding Tradição, declined 3%.  The PT segment growth was fueled primarily by increases in hours and revenues in our engineering, IT and finance services.  The decrease in Commercial segment revenue was driven primarily by decreases in light industrial and electronic assembly service lines, reflecting slowing demand as the year progressed, due to economic uncertainties.   Americas represented 67% of total Company revenue in 2012 and 66% in 2011.

The increase in our gross profit rate was due to the combined effects of increased fee-based income, pricing increases and the decreases in workers’ compensation costs noted above.  The year-over-year increase in total SG&A expenses is due to the costs associated with our Tradição operation.  Total SG&A expenses without Tradição decreased slightly from last year.

Total EMEA
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$1,022.9	$1,169.0	(12.5	) %	(6.7	) %
Fee-based income	39.2	44.1	(11.2)		(5.5)
Gross profit	176.8	207.7	(14.9)		(9.2)
SG&A expenses excluding restructuring charges	169.0	186.9	(9.7)
Restructuring charges	(0.9)	2.8	(132.3)
Total SG&A expenses	168.1	189.7	(11.5)		(6.0)
Earnings from operations	8.7	18.0	(51.6)

Gross profit rate	17.3%	17.8%	(0.5	) pts.
Expense rates (excluding restructuring charges):
% of revenue	16.5	16.0	0.5
% of gross profit	95.6	90.1	5.5
Operating margin	0.8	1.5	(0.7)

The change in EMEA revenue from services reflected an 11% decrease in hours worked.  The decrease primarily reflects the difficult economic environment in the European Union.  However, we also saw a decrease in our hours in Russia, where we were focused on gaining higher-margin customers.  The decrease in volume was partially offset by a 5% increase in average bill rates on a CC basis.  This was the result of average bill rate increases in Switzerland due to favorable customer mix and Russia where, as noted above, we were focused on higher-margin customers.  EMEA represented 19% of total Company revenue in 2012 and 21% in 2011.

The EMEA gross profit rate decreased due to both a mix change, where higher-margin retail business decreased by more than lower-margin corporate accounts, and a decrease in fee-based income in the Eurozone due to the economic environment.

The decrease in SG&A expenses excluding restructuring charges was primarily due to a reduction of full-time employees in specific countries.  Restructuring costs recorded in 2012 reflect the net costs associated with the restructuring actions taken in Italy, France and Ireland in the fourth quarter of 2012, offset by adjustments to prior restructuring costs in the U.K.

Total APAC
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$394.8	$449.0	(12.1	) %	(11.5	) %
Fee-based income	27.5	29.2	(5.8)		(4.8)
Gross profit	71.1	76.3	(6.8)		(6.3)
Total SG&A expenses	73.4	77.0	(4.7)		(4.1)
Earnings from operations	(2.3)	(0.7)	(207.4)

Gross profit rate	18.0%	17.0%	1.0	pts.
Expense rates:
% of revenue	18.6	17.2	1.4
% of gross profit	103.3	101.0	2.3
Operating margin	(0.6)	(0.2)	(0.4)

The change in total APAC revenue reflected a 35% decrease in hours worked, partially offset by a 35% increase in average bill rates on a CC basis.  The change in both hours worked and average bill rates were due primarily to a decision to exit low-margin customers in India.  In addition to reducing hours, this changed our mix of business, as the average bill rate in India is significantly lower than that of the APAC region.  We also saw a decrease in hours worked in Australia, where market demand for temporary volume in the lower margin manufacturing and light industrial service lines has slowed down.  APAC revenue represented 7% of total Company revenue in 2012 and 8% in 2011.

The improvement in the APAC gross profit rate was also due to the decision to exit a number of lower-margin customers in India.  The temporary gross profit rate in India was significantly lower than the temporary gross profit rate of the region.  Fee-based income also contributed to the improvement in the gross profit rate.  Although fees declined on a year-over-year basis, they declined by less than total revenue and thus had a positive mix effect.

The change in SG&A expenses reflects a decrease in full-time salaries due, in part, to a decision to keep open positions vacant in response to volume pressures in the region.

OCG
(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$396.1	$317.3	24.8%		25.5%
Fee-based income	51.4	39.5	30.0		32.1
Gross profit	104.0	78.8	32.0		33.5
Total SG&A expenses	95.4	81.4	17.0		18.6
Earnings from operations	8.6	(2.6)	NM

Gross profit rate	26.3%	24.8%	1.5	pts.
Expense rates:
% of revenue	24.1	25.7	(1.6)
% of gross profit	91.6	103.4	(11.8)
Operating margin	2.2	(0.8)	3.0

Revenue from services in the OCG segment increased during 2012 due to growth in BPO of 40%, RPO growth of 22% and CWO growth of 20%.  The revenue growth in BPO was due to expansion of programs with existing customers, RPO revenue increased, in part, due to a large project which was completed in the third quarter and CWO growth was due to implementation of new customers.  OCG revenue represented 7% of total Company revenue in 2012 and 6% in 2011.

The OCG gross profit rate increased primarily due to mix as volume increased in the higher margin BPO, RPO and CWO practice areas.  The increase in SG&A expenses is primarily the result of support costs, salaries and incentive-based compensation associated with new customer programs, as well as higher volumes on existing programs in our BPO, RPO and CWO practice areas.

Results of Operations
2011 versus 2010

Total Company
(Dollars in millions)

	2011	2010	Change		CC Change
Revenue from services	$5,551.0	$4,950.3	12.1%		9.6%
Fee-based income	138.0	99.0	39.4		33.4
Gross profit	883.3	786.9	12.3		9.4
SG&A expenses excluding restructuring charges	822.8	739.6	11.3
Restructuring charges	2.8	7.2	(61.7)
Total SG&A expenses	825.6	746.8	10.6		7.6
Asset impairments	-	2.0	(100.0)
Earnings from operations	57.7	38.1	51.4

Gross profit rate	15.9%	15.9%	-	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.8	14.9	(0.1)
% of gross profit	93.2	94.0	(0.8)
Operating margin	1.0	0.8	0.2

The U.S. and global economies slowly strengthened during 2011.  More than 1.8 million jobs were created in the U.S., representing the best performance in five years.  Within the U.S. staffing industry, more than 650,000 jobs were added since the recovery began in September 2009, and the temporary help penetration rate grew steadily during 2011, concluding the year at 1.81%.  As a result of these improving conditions, we were able to increase the number of hours worked by 7%, in comparison to 2010.  This, combined with a 2% increase in average bill rates on a CC basis, drove our year-over-year revenue increase.  On a CC basis, revenue increased in all business segments.

Compared to 2010, the 2011 gross profit rate was unchanged.  The growth in fee-based income offset a decline in the temporary staffing gross profit rate which resulted from the expiration of the HIRE Act payroll tax benefit in the U.S.  The HIRE Act, which allowed employers to receive tax incentives for hiring and retaining previously unemployed individuals, resulted in a benefit to our gross profit of $21 million in 2010.  HIRE Act benefits were also available in 2011, but as an income tax credit, rather than a benefit to the Company’s gross profit.

SG&A expenses increased year over year due primarily to higher compensation costs.  During 2011 we hired full-time employees, primarily in our PT and OCG businesses as part of executing our business strategy, reinstated certain retirement benefits and merit increase programs and increased incentive-based compensation.  Restructuring costs incurred in 2011 primarily related to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years.  Restructuring costs incurred in 2010 primarily related to severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009, and severance costs related to the corporate headquarters.

Income tax benefit for 2011 was $7 million (-12.6%), compared to income tax expense of $7 million (20.2%) for 2010.  The income tax benefit in 2011 was largely impacted by significant employment-related income tax credits, including the favorable impact of the HIRE Act retention credit of $11 million and continued strong work opportunity credits of $17 million.  Together, these income tax credits totaled $28 million in 2011, compared to $12 million in 2010.  The Company also determined that for tax reporting purposes it was eligible for worthless stock deductions related to foreign subsidiaries, which provided U.S. federal and state benefits of $8 million in 2011, compared to $1 million in 2010.  The HIRE Act retention credit was available only in 2011, and was in addition to the HIRE Act payroll tax benefits recognized in cost of services in 2010.

Included in earnings from continuing operations were restructuring charges of $3 million, net of tax, for 2011 and $5 million, net of tax, for 2010.  Diluted earnings from continuing operations per share for 2011 were $1.72, as compared to $0.71 for 2010.  Discontinued operations in 2011 represents costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas
(Dollars in millions)

	2011	2010	Change		CC Change
Revenue from services	$3,643.7	$3,317.2	9.8%		9.5%
Fee-based income	25.3	17.8	43.3		42.6
Gross profit	523.1	493.5	6.1		5.8
SG&A expenses excluding restructuring charges	396.4	367.6	7.9
Restructuring charges	-	0.3	(100.0)
Total SG&A expenses	396.4	367.9	7.8		7.5
Earnings from operations	126.7	125.6	1.0

Gross profit rate	14.4%	14.9%	(0.5	) pts.
Expense rates (excluding restructuring charges):
% of revenue	10.9	11.1	(0.2)
% of gross profit	75.8	74.5	1.3
Operating margin	3.5	3.8	(0.3)

The change in Americas revenue from services reflected a 7% increase in hours worked, combined with a 2% increase in average bill rates on a CC basis.  Commercial revenues increased by nearly 10%, primarily due to increases in demand from existing and new light industrial customers and an increase in our electronic assembly service lines during the year.  Our PT segment grew just over 10%, fueled by solid growth in our science, engineering and IT services.  Americas represented 66% of total Company revenue in 2011 and 67% in 2010.

The change in the gross profit rate was due primarily to the unfavorable impact related to the expiration of the HIRE Act payroll tax benefit.  SG&A expenses increased due to the reinstatement of merit increases and certain retirement benefits, higher incentive-based compensation and additional PT staff.

Total EMEA
(Dollars in millions)

					CC
	2011	2010	Change		Change
Revenue from services	$1,169.0	$1,019.6	14.7%		6.7%
Fee-based income	44.1	34.1	28.6		20.7
Gross profit	207.7	179.5	15.6		7.6
SG&A expenses excluding restructuring charges	186.9	167.2	11.9
Restructuring charges	2.8	2.7	4.0
Total SG&A expenses	189.7	169.9	11.8		3.9
Asset impairments	-	1.5	(100.0)
Earnings from operations	18.0	8.1	115.7

Gross profit rate	17.8%	17.6%	0.2	pts.
Expense rates (excluding restructuring charges):
% of revenue	16.0	16.4	(0.4)
% of gross profit	90.1	93.0	(2.9)
Operating margin	1.5	0.8	0.7

The change in revenue from services in EMEA resulted from a 6% increase in average hourly bill rates on a CC basis.  Approximately half of the increase relates to the strategic focus on higher skilled candidates in the U.K., France, Germany and Norway.  Salary inflation in Russia also accounts for a large portion of the increase.  EMEA revenue represented 21% of total Company revenue in both 2011 and 2010.

The change in the EMEA gross profit rate was primarily due to increases in fee-based income, as a result of targeted investments in additional full-time employees in new or existing branches in Russia, France, Italy and Germany.  Russia accounted for approximately one-third of the growth in fees, and France, Italy and Germany each accounted for approximately 15% of the fee growth.

The increase in SG&A expenses was due to increased hiring of full-time employees in specific countries.  The vast majority of the investments were done in Switzerland, France, Germany and Russia, countries with identified high-growth potential and investments in additional PT branches in Russia, Germany and the U.K.

Total APAC
(Dollars in millions)

					CC
	2011	2010	Change		Change
Revenue from services	$449.0	$387.8	15.8%		7.9%
Fee-based income	29.2	21.9	34.8		25.6
Gross profit	76.3	62.2	22.6		13.6
SG&A expenses excluding restructuring charges	77.0	62.0	24.0
Restructuring charges	-	0.5	(100.0)
Total SG&A expenses	77.0	62.5	23.0		13.8
Earnings from operations	(0.7)	(0.3)	(83.8)

Gross profit rate	17.0%	16.0%	1.0	pts.
Expense rates (excluding restructuring charges):
% of revenue	17.2	16.0	1.2
% of gross profit	101.0	99.8	1.2
Operating margin	(0.2)	(0.1)	(0.1)

The change in revenue from services in APAC resulted from an 11% increase in hours worked, partially offset by a 3% decline in average hourly bill rates on a CC basis. The volume increase was due to a 20% increase in hours worked by temporary employees in India for customers in the telecommunication services sector in the first half of the year. The decline in average hourly bill rates was due to the mix effect of adding hours in India, where the average bill rate is significantly lower than the average for the APAC region. APAC revenue represented 8% of total Company revenue in both 2011 and 2010.

The improvement in the APAC gross profit rate was primarily due to higher growth in fee-based income.  Nearly 50% of the fee growth came from Australia and New Zealand and approximately 25% came from China.  This was the result of a focused effort on building the PT permanent placement practice in these countries.  SG&A expenses increased, primarily due to higher salaries and related costs from the investment in additional full-time employees across the region.

OCG
(Dollars in millions)

					CC
	2011	2010	Change		Change
Revenue from services	$317.3	$254.8	24.5%		23.6%
Fee-based income	39.5	25.6	54.3		49.8
Gross profit	78.8	54.1	45.6		43.2
SG&A expenses excluding restructuring charges	81.4	71.6	13.5
Restructuring charges	-	0.1	(100.0)
Total SG&A expenses	81.4	71.7	13.4		10.6
Earnings from operations	(2.6)	(17.6)	85.0

Gross profit rate	24.8%	21.3%	3.5	pts.
Expense rates (excluding restructuring charges):
% of revenue	25.7	28.2	(2.5)
% of gross profit	103.4	132.6	(29.2)
Operating margin	(0.8)	(7.0)	6.2

Revenue from services in the OCG segment increased due to growth in RPO of 42%, growth in BPO of 25% and growth in CWO of 22%.  Growth in all practice areas was due to the expansion of programs with existing customers.  OCG revenue represented 6% of total Company revenue in 2011 and 5% in 2010.

The OCG gross profit rate increased primarily due to increased volume in the higher-margin BPO, RPO and CWO practice areas, as well as increases in gross profit rates for both the BPO and RPO practice areas in 2011.  The increase in SG&A expenses is primarily the result of support costs, salaries and incentive-based compensation associated with the expansion of customer programs, as well as higher volumes on existing programs, in our RPO and CWO practice areas.

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

Cash and Equivalents

Cash and equivalents totaled $76 million at the end of 2012, compared to $81 million at year-end 2011.  As further described below, during 2012, we generated $61 million of cash from operating activities, used $28 million of cash for investing activities and used $39 million in cash for financing activities.

Operating Activities

In 2012, we generated $61 million of cash from operating activities, as compared to generating $19 million in 2011 and $42 million in 2010.  The increase from 2011 to 2012 was primarily due to lower additional working capital requirements.  The decrease from 2010 to 2011 was primarily due to growth in working capital requirements, partially offset by improved operating results.

Trade accounts receivable totaled $1.0 billion at the end of 2012.  Global days sales outstanding (“DSO”) for the fourth quarter were 53 days for 2012, compared to 52 days for 2011.

Our working capital position was $470 million at the end of 2012, an increase of $53 million from year-end 2011.  The current ratio was 1.7 at year-end 2012 and 1.6 at year-end 2011.

Investing Activities

In 2012, we used $28 million of cash for investing activities, compared to $21 million in 2011 and $11 million in 2010. Capital expenditures, which totaled $22 million in 2012, $15 million in 2011 and $11 million in 2010, primarily related to the Company’s information technology programs, including costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project.

The PeopleSoft payroll, billing and accounts receivable project, which commenced in the fourth quarter of 2004, was intended to cover the U.S., Canada, Puerto Rico, the U.K. and Ireland.  During 2012, management made the decision to abandon the billing system module in the U.S., Canada and Puerto Rico, and wrote off the previously capitalized costs related to this portion of the project.  To date, the Company has implemented modules associated with payroll in the northeast region of the U.S. and Canada, accounts receivable in all locations, payroll and billing in the U.K. and Ireland, and general ledger and fixed assets in the U.S., Puerto Rico and Canada.  We anticipate spending approximately $3 to $4 million in 2013 to complete the PeopleSoft project.

During 2012, we entered into an agreement with Temp Holdings Co., Ltd. (“Temp Holdings”) to form a venture, TS Kelly Workforce Solutions (“TS Kelly”), in order to expand both companies’ presence in North Asia.  As part of this agreement, we contributed our operations in China, South Korea and Hong Kong for a 49% ownership interest in TS Kelly.  The $7 million investment represents a $2 million payment to TS Kelly, as well as the cash on hand at the operations we contributed.  Our share of the operating results of TS Kelly will be recorded on an equity basis beginning in the first quarter of 2013.

To establish the Company’s presence in the Brazilian market, we acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), a national service provider in Brazil, in November, 2011 for $7 million in cash.  In addition to the cash payment, the Company assumed debt of $9 million as part of this transaction.  The operating results of Tradição are included as a business unit in the Americas Commercial operating segment.

Financing Activities

In 2012, we used $39 million in cash for financing activities, as compared to generating $6 million in 2011 and using $35 million in 2010.  Changes in cash from financing activities are primarily related to borrowing activities.  Debt totaled $64 million at year-end 2012 compared to $96 million at year-end 2011.  Debt-to-total capital is a common ratio to measure the relative capital structure and leverage of the Company.  Our ratio of debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) was 8.0% at the end of 2012 and 12.5% at the end of 2011.

In 2012, the net change in short-term borrowings included $21 million and $6 million related to payments on the securitization facility and revolving credit facility, respectively.  In 2011, the net change in short-term borrowings included $67 million related to borrowings on the securitization facility.  Subsequent to the acquisition of Tradição in November, 2011, we established an unsecured, uncommitted revolving line of credit for the Brazilian legal entities, and used the facility to pay off short-term debt.  Accordingly, also included in the 2011 net change in short-term borrowings was $6 million related to borrowings under the revolving line of credit in Brazil.  In 2010, the net change in short-term borrowings included $38 million related to payments on the securitization facility.

During 2011, we repaid term debt of $68 million.  Included in this amount was $5 million of short-term debt which was paid off by our Brazilian legal entities subsequent to the acquisition of Tradição. During 2010, we paid $15 million due on our yen-denominated credit facility.

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

Dividends paid per common share were $0.20 in 2012 and $0.10 in 2011.  No dividends were paid in 2010.  Payments of dividends are restricted by the financial covenants contained in our debt facilities.  Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2012:

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Operating leases	$108.0	$42.6	$45.1	$15.8	$4.5
Short-term borrowings	64.1	64.1	-	-	-
Accrued insurance	76.3	32.8	19.8	9.2	14.5
Accrued retirement benefits	116.5	5.5	11.1	11.2	88.7
Other long-term liabilities	15.4	2.1	7.5	4.0	1.8
Uncertain income tax positions	3.1	0.1	0.8	1.0	1.2
Purchase obligations	31.6	16.7	14.9	-	-

Total	$415.0	$163.9	$99.2	$41.2	$110.7

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

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis.  We periodically review our foreign subsidiaries’ cash balances and projected cash needs.  As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure.  At the present time, these reviews have not resulted in any specific plans to repatriate our international cash balances.  We expect much of our international cash will be needed to fund working capital growth in our local operations.  The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally.  The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative.  This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

We manage our cash and debt very closely to optimize our capital structure.  As our cash balances build, we tend to pay down debt as appropriate.  Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.

At year-end 2012, we had $150 million of available capacity on our $150 million revolving credit facility and $32 million of available capacity on our $150 million securitization facility.  The securitization facility carried $63 million of short-term borrowings and $55 million of standby letters of credit related to workers’ compensation.  Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes.  While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.  Throughout 2012 and as of the 2012 year end we met the debt covenants related to our revolving credit facility and securitization facility.

At year-end 2012, we also had additional unsecured, uncommitted short-term credit facilities totaling $13 million, under which we had borrowed $1 million.  Details of our debt facilities as of the 2012 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

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

As of the end of fiscal 2012, we had no holdings of sovereign debt in Italy, Portugal, Ireland, Spain or Greece.  Our investment policy requires our international affiliates to contribute any excess cash balances to the Cash Pool.  We then manage this as counterparty exposure and distribute the risk among our Cash Pool provider and other banks we may designate from time to time.

At the end of fiscal 2012, our total exposure to European receivables from our customers was $284 million, which represents 28% of total trade accounts receivable, net.  The percentage of trade accounts receivable over 90 days past due for Europe was consistent with our global experience.  Net trade accounts receivable for Italy, Portugal and Ireland, specific countries currently experiencing economic volatility, totaled $38 million at the 2012 year end, and we have not experienced a significant deterioration in these amounts during 2012.

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

Workers’ Compensation

We have a combination of insurance and self-insurance contracts under which we effectively bear the first $500,000 of risk per single accident, except in the state of California, where we bear the first $750,000 of risk per single accident.  There is no aggregate limitation on our per-risk exposure under these insurance and self-insurance programs.  We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims.  This process includes establishing loss development factors, based on our historical claims experience as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability.  In preparing the estimates, we also consider the nature, frequency and severity of the claims, reserving practices of our third party claims administrators, performance of our medical cost management programs, changes in our territory and business line mix and current legal, economic and regulatory factors such as industry estimates of medical cost trends.  Where appropriate, multiple generally-accepted actuarial techniques are applied and tested in the course of preparing our estimates.  When claims exceed insured limits and realization of the claim for recovery is deemed probable, we record a receivable from the insurance company for the excess amount.

We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed.  The ultimate cost of these claims may be greater than or less than the established accrual.  While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process.  In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination.  The accrual for workers’ compensation, net of related receivables which are included in other assets in the consolidated balance sheet, was $61 million and $70 million at year-end 2012 and 2011, respectively.

Income Taxes

Income tax expense is based on expected income and statutory tax rates in the various jurisdictions in which we operate.  Judgment is required in determining our income tax expense.  We establish accruals for uncertain tax positions under generally accepted accounting principles, which require that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Our effective tax rate includes the impact of accruals and changes to accruals that we consider appropriate, as well as related interest and penalties.  A number of years may lapse before a particular matter, for which we have or have not established an accrual, is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals are appropriate under generally accepted accounting principles.  Favorable or unfavorable adjustment of the accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances.  Our current tax accruals are presented in the consolidated balance sheet within income and other taxes and long-term tax accruals are presented in the consolidated balance sheet within other long-term liabilities.

Tax laws require items to be included in the tax return at different times than the items are reflected in the consolidated financial statements.  As a result, the income tax expense reflected in our consolidated financial statements is different than the liability reported in our tax return.  Some of these differences are permanent, which are not deductible or taxable on our tax return, and some are temporary differences, which give rise to deferred tax assets and liabilities.  Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated income statement.  We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.  Deferred tax liabilities generally represent items for which we have already taken a deduction on our tax return, but have not yet recognized as expense in our consolidated financial statements.  Our net deferred tax asset is recorded using currently enacted tax rates, and may need to be adjusted in the event tax rates change.

The U.S. work opportunity credit is allowed for wages earned by employees in certain targeted groups.  The actual amount of creditable wages in a particular period is estimated, since the credit is only available once an employee reaches a minimum employment period and the employee’s inclusion in a targeted group is certified by the applicable state.  As these events often occur after the period the wages are earned, judgment is required in determining the amount of work opportunity credits accrued for in each period.  We evaluate the accrual regularly throughout the year and make adjustments as needed.

Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level.  We have determined that our reporting units are the same as our operating and reportable segments.  If we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, we may use a qualitative assessment for the annual impairment test.

In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit.  Such events and circumstances may include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations.  We may also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value.

For reporting units where the qualitative assessment is not used, goodwill is tested for impairment using a two-step process.  In the first step, the estimated fair value of a reporting unit is compared to its carrying value.  If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.  To derive the estimated fair value of reporting units, we primarily relied on an income approach.  Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured.  Estimated future cash flows are based on our internal projection model.  Assumptions and estimates about future cash flows and discount rates are complex and often subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

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

We completed our annual impairment test for all reporting units in the fourth quarter for the fiscal year ended 2012 and 2011 and determined that goodwill was not impaired.  In 2012, we performed a qualitative assessment for the Americas Commercial and Americas PT reporting units, and a step one quantitative assessment for the APAC PT and OCG reporting segments.  In 2011, we performed a step one quantitative assessment for all reporting units.

Our step one analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures.  Our revenue projections assumed near-term growth consistent with current year results, followed by long-term modest growth. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.  Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet.  For example, a 10% reduction in our growth rate assumptions would not result in the estimated fair value falling below book value for any of our segments.

At year-end 2012 and 2011, total goodwill amounted to $90 million.  (See the Goodwill footnote in the notes to our consolidated financial statements).

Litigation

Kelly is subject to legal proceedings and claims arising out of the normal course of business.  Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses.  A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue.  Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, results of similar litigation and participation rates.  The required accruals may change in the future due to new developments in each matter.  For further discussion, see the Contingencies footnote in the notes to consolidated financial statements of this Annual Report on Form 10-K.  At year-end 2012 and 2011, the accrual for litigation costs amounted to $3 million and $5 million, respectively, and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories.  We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor historical trends that might impact the level of credit losses in the future.  Historically, losses from uncollectible accounts have not exceeded our allowance.  Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates.  If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.  In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expense in the period in which we made such a determination.  In addition, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable.  If sales allowances vary from our historical experience, an adjustment to the allowance may be required.  As of year-end 2012 and 2011, the allowance for uncollectible accounts receivable was $10 million and $13 million, respectively.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions, changing market and economic conditions, our ability to achieve our business strategy, including our ability to successfully expand into new markets and service lines, material changes in demand from or loss of large corporate customers, impairment charges triggered by adverse industry or market developments, unexpected termination of customer contracts, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, liability for improper disclosure of sensitive or private employee information, unexpected changes in claim trends on workers’ compensation and benefit plans, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to retain the services of our senior management, local management and field personnel, the impact of changes in laws and regulations (including federal, state and international tax laws), the net financial impact of the Patient Protection and Affordable Care Act on our business, and risks associated with conducting business in foreign countries, including foreign currency fluctuations.  Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies.  We may also utilize local currency-denominated borrowings.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings.  A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2012 earnings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 41 of this filing and are presented in pages 42-74.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the consolidated financial statements on page 42 of this report.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 30, 2012, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During 2012, the Company implemented the PeopleSoft payroll system for payroll processing in the northeast region of the U.S.  Management has reviewed the internal controls impacted by the implementation of the PeopleSoft payroll system and has made changes to these internal controls as appropriate.

There were no other changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles "Executive Officers of the Registrant", which is included on page 36, and “Code of Business Conduct and Ethics,” which is included on page 37, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 37, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years

Carl T. Camden President and Chief Executive Officer	58	1995	Served as officer of the Company.

George S. Corona Executive Vice President and Chief Operating Officer	54	2000	Served as officer of the Company.

Patricia Little Executive Vice President and Chief Financial Officer	52	2008	Served as officer of the Company since July 2008. Served in various key finance positions at Ford Motor Company from 1984 to 2008, most recently as general auditor (2006 – 2008).

Michael S. Webster Executive Vice President	57	1996	Served as officer of the Company.

Leif Agneus Senior Vice President and General Manager, EMEA / APAC	49	2002	Served as officer of the Company.

Teresa S. Carroll Senior Vice President and General Manger, Outsourcing and Consulting Group	47	2000	Served as officer of the Company.

Michael E. Debs Senior Vice President, Controller and Chief Accounting Officer	55	2000	Served as officer of the Company.

Peter W. Quigley Senior Vice President and General Counsel	51	2004	Served as officer of the Company.

Antonina M. Ramsey Senior Vice President	58	1992	Served as officer of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions.  The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 76.  We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com.  We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

The following table shows the number of shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	392,599	$26.16	1,866,542

Equity compensation plans not approved by security holders (3)	-	-	-

Total	392,599	$26.16	1,866,542

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Director Stock Option Plan and Non-Employee Director Stock Award Plan.

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 1,062,525 of restricted stock granted to employees and not yet vested at December 30, 2012.

(2)
The Equity Incentive Plan provides that the maximum number of shares available for grants, including stock options and restricted stock, is 10 percent of the outstanding Class A common stock, adjusted for plan activity over the preceding five years.

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

(a)   The following documents are filed as part of this report:

(1)    Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the three fiscal years ended December 30, 2012

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 30, 2012

Consolidated Balance Sheets at December 30, 2012 and January 1, 2012

Consolidated Statements of Stockholders' Equity for the three fiscal years ended December 30, 2012

Consolidated Statements of Cash Flows for the three fiscal years ended December 30, 2012

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedule -

For the three fiscal years ended December 30, 2012:

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

Date: February 14, 2013		KELLY SERVICES, INC.
Registrant

	By	/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2013	*	T. E. Adderley
T. E. Adderley
Executive Chairman of the Board and Director

Date: February 14, 2013	*	C. T. Camden
C. T. Camden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 14, 2013	*	C. M. Adderley
C. M. Adderley
Director

Date: February 14, 2013	*	J. E. Dutton
J. E. Dutton
Director

Date: February 14, 2013	*	M. A. Fay, O.P.
M. A. Fay, O.P.
Director

Date: February 14, 2013	*	T. B. Larkin
T. B. Larkin
Director

Date: February 14, 2013	*	C. L. Mallett, Jr.
C. L. Mallett, Jr.
Director

Date: February 14, 2013	*	L. A. Murphy
L. A. Murphy
Director

Date: February 14, 2013	*	D. R. Parfet
D. R. Parfet
Director

Date: February 14, 2013	*	T. Saburi
T. Saburi
Director

Date: February 14, 2013	*	B. J. White
B. J. White
Director

SIGNATURES (continued)

Date: February 14, 2013		/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2013		/s/ M. E. Debs
M. E. Debs
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 14, 2013	*By	/s/ P. Little
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 30, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 43.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kelly Services, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents  fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 14, 2013

CONSOLIDATED STATEMENTS OF EARNINGS
Kelly Services, Inc. and Subsidiaries

	2012	2011	2010
	(In millions of dollars except per share items)

Revenue from services	$5,450.5	$5,551.0	$4,950.3

Cost of services	4,553.9	4,667.7	4,163.4

Gross profit	896.6	883.3	786.9

Selling, general and administrative expenses	821.2	825.6	746.8

Asset impairments	3.1	-	2.0

Earnings from operations	72.3	57.7	38.1

Other expense, net	3.5	0.1	5.4

Earnings from continuing operations before taxes	68.8	57.6	32.7

Income tax expense (benefit)	19.1	(7.3)	6.6

Earnings from continuing operations	49.7	64.9	26.1

Earnings (loss) from discontinued operations, net of tax	0.4	(1.2)	-

Net earnings	$50.1	$63.7	$26.1

Basic earnings (loss) per share
Earnings from continuing operations	$1.31	$1.72	$0.71
Earnings (loss) from discontinued operations	0.01	(0.03)	-
Net earnings	$1.32	$1.69	$0.71

Diluted earnings (loss) per share
Earnings from continuing operations	$1.31	$1.72	$0.71
Earnings (loss) from discontinued operations	0.01	(0.03)	-
Net earnings	$1.32	$1.69	$0.71

Dividends per share	$0.20	$0.10	$-

Average shares outstanding (millions):
Basic	37.0	36.8	36.1
Diluted	37.0	36.8	36.1

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Kelly Services, Inc. and Subsidiaries

	2012	2011	2010
	(In millions of dollars)

Net earnings	$50.1	$63.7	$26.1

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.4, $0.6 and $0.5 million, respectively	4.9	(8.0)	3.9
Less: Reclassification adjustments included in net earnings	0.7	(1.6)	(0.3)
Foreign currency translation adjustments	5.6	(9.6)	3.6

Unrealized gains (losses) on investments	13.1	(2.1)	1.0

Pension liability adjustments, net of tax expense of $0.0, $0.1 and $0.3 million, respectively	0.3	(1.2)	(0.8)
Less: Reclassification adjustments included in net earnings	0.2	0.1	0.1
Pension liability adjustments	0.5	(1.1)	(0.7)

Other comprehensive income (loss)	19.2	(12.8)	3.9

Comprehensive Income	$69.3	$50.9	$30.0

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Kelly Services, Inc. and Subsidiaries

	2012	2011
	(In millions of dollars)
ASSETS
Current Assets:
Cash and equivalents	$76.3	$81.0
Trade accounts receivable, less allowances of $10.4 million and $13.4 million, respectively	1,013.9	944.9
Prepaid expenses and other current assets	57.5	50.6
Deferred taxes	44.9	38.2
Total current assets	1,192.6	1,114.7

Property and Equipment:
Property and equipment	337.6	326.9
Accumulated depreciation	(247.7)	(236.3)
Net property and equipment	89.9	90.6
Noncurrent Deferred Taxes	82.8	94.1
Goodwill, Net	89.5	90.2
Other Assets	180.9	152.1
Total Assets	$1,635.7	$1,541.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$64.1	$96.3
Accounts payable and accrued liabilities	295.6	237.2
Accrued payroll and related taxes	264.5	271.4
Accrued insurance	32.8	31.5
Income and other taxes	65.3	61.3
Total current liabilities	722.3	697.7

Noncurrent Liabilities:
Accrued insurance	43.5	53.5
Accrued retirement benefits	111.0	91.1
Other long-term liabilities	17.9	23.7
Total noncurrent liabilities	172.4	168.3

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2012 and 2011	36.6	36.6
Class B common stock, shares issued 3.5 million at 2012 and 2011	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.9 million shares at 2012 and 3.2 million at 2011	(61.0)	(66.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	27.1	28.8
Earnings invested in the business	700.0	657.5
Accumulated other comprehensive income	35.4	16.2
Total stockholders' equity	741.0	675.7
Total Liabilities and Stockholders' Equity	$1,635.7	$1,541.7

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Kelly Services, Inc. and Subsidiaries

	2012	2011	2010
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	-	-	-
Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	-	-	-
Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(66.3)	(70.3)	(106.6)
Exercise of stock options, restricted stock awards and other	5.3	4.0	36.3
Balance at end of year	(61.0)	(66.3)	(70.3)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock awards and other	-	-	-
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	28.8	28.0	36.9
Exercise of stock options, restricted stock awards and other	(1.7)	0.8	(8.9)
Balance at end of year	27.1	28.8	28.0

Earnings Invested in the Business
Balance at beginning of year	657.5	597.6	571.5
Net earnings	50.1	63.7	26.1
Dividends	(7.6)	(3.8)	-
Balance at end of year	700.0	657.5	597.6

Accumulated Other Comprehensive Income
Balance at beginning of year	16.2	29.0	25.1
Other comprehensive income (loss), net of tax	19.2	(12.8)	3.9
Balance at end of year	35.4	16.2	29.0

Stockholders' Equity at end of year	$741.0	$675.7	$623.8

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Kelly Services, Inc. and Subsidiaries

	2012	2011	2010
	(In millions of dollars)

Cash flows from operating activities:
Net earnings	$50.1	$63.7	$26.1
Noncash adjustments:
Impairment of assets	3.1	-	2.0
Depreciation and amortization	22.3	31.4	34.9
Provision for bad debts	1.1	4.3	2.1
Stock-based compensation	4.8	4.6	3.2
Deferred income taxes	4.7	(27.3)	(9.3)
Other, net	1.3	(2.6)	0.5
Changes in operating assets and liabilities	(26.3)	(55.0)	(17.7)

Net cash from operating activities	61.1	19.1	41.8

Cash flows from investing activities:
Capital expenditures	(21.5)	(15.4)	(11.0)
Investment in equity affiliate	(6.6)	-	-
Acquisition of companies, net of cash received	-	(6.5)	-
Other investing activities	-	1.2	(0.3)

Net cash from investing activities	(28.1)	(20.7)	(11.3)

Cash flows from financing activities:
Net change in short-term borrowings	(31.9)	79.2	(44.8)
Repayment of debt	-	(68.3)	(14.9)
Dividend payments	(7.6)	(3.8)	-
Other financing activities	0.1	(1.0)	24.4

Net cash from financing activities	(39.4)	6.1	(35.3)

Effect of exchange rates on cash and equivalents	1.7	(4.0)	(3.6)

Net change in cash and equivalents	(4.7)	0.5	(8.4)
Cash and equivalents at beginning of year	81.0	80.5	88.9

Cash and equivalents at end of year	$76.3	$81.0	$80.5

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Kelly Services, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies

Nature of Operations  Kelly Services, Inc. is a global workforce solutions provider operating throughout the world.

Fiscal Year  The Company's fiscal year ends on the Sunday nearest to December 31.  The three most recent years ended on December 30, 2012 (2012), January 1, 2012 (2011) and January 2, 2011 (2010), all of which contained 52 weeks.  The Company’s operations in Brazil are accounted for on a one-month lag.  The Company’s equity investment in TS Kelly Workforce Solutions is accounted for on a one-quarter lag (See Investment in Equity Affiliate footnote).  Any material transactions in the intervening period are disclosed or accounted for in the current reporting period.  Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis.

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

Foreign Currency Translation  All of the Company’s international subsidiaries use their local currency as their functional currency.  Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates.  Resulting translation adjustments, net of tax, where applicable, are reported as accumulated foreign currency translation adjustments in stockholders’ equity and are recorded as a component of accumulated other comprehensive income.

Revenue Recognition  Revenue from services is recognized as services are provided by the temporary or contract  employees.  Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment.  Revenue from other fee-based consulting services is recognized when the services are provided.  Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized as a reduction in revenue from services, and are included in the allowance for uncollectible accounts receivable.

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

Effective with the first quarter of 2012, certain vendor management and other technology costs which were previously included in SG&A expenses are now included in cost of services, and 2011 and 2010 results were revised to conform to this presentation.  The only effect of this change was to increase cost of services and decrease SG&A expenses (and gross profit) by $10.8 million in 2011 and $7.6 million in 2010 from those amounts previously reported in 2011 and 2010.

Advertising Expenses  Advertising expenses from continuing operations, which are expensed as incurred and are included in SG&A expenses, were $8.5 million in 2012, $7.5 million in 2011 and $7.0 million in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

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

Property and Equipment Property and equipment are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method.  Cost and estimated useful lives of property and equipment by function are as follows:

Category	2012	2011	Life
	(In millions of dollars)
Land	$3.8	$3.8		-
Work in process	7.2	8.6		-
Buildings and improvements	56.5	55.5	15	to	45 years
Computer hardware and software	202.3	190.0	3	to	12 years
Equipment, furniture and fixtures	33.0	33.6		5	years
Leasehold improvements	34.8	35.4	The lesser of the life of the lease or 5 years.
Total property and equipment	$337.6	$326.9

The Company capitalizes external costs and internal payroll costs incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).   Work in process represents capitalized costs for internal use software not yet in service and is included in property and equipment on the consolidated balance sheet.  Depreciation expense from continuing operations was $19.0 million for 2012, $28.9 million for 2011 and $31.3 million for 2010.

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

Goodwill and Other Intangible Assets  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Purchased intangible assets with definite lives are recorded at estimated fair value at the date of acquisition and are amortized over their respective useful lives (from 3 to 15 years) on a straight-line basis or, where appropriate, on an accelerated basis commensurate with the related cash flows.

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

We test goodwill for impairment at the reporting unit level annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  We have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure and the financial information that is provided to and reviewed by management.  We may use a qualitative assessment for one or more reporting units for the annual goodwill impairment test if we have determined that it is more likely than not that the fair value of the reporting unit(s) is more than their carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

For reporting units where the qualitative assessment is not used, goodwill is tested for impairment using a two-step process.  In the first step, the estimated fair value of a reporting unit is compared to its carrying value.  If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.

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

Accounts Payable  Included in accounts payable are outstanding checks in excess of funds on deposit.  Such amounts totaled $22.2 million and $18.9 million at year-end 2012 and 2011, respectively.

Accrued Payroll and Related Taxes  Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit.  Such amounts totaled $5.3 million and $6.6 million at year-end 2012 and 2011, respectively.  Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

Stock-Based Compensation  The Company may grant restricted stock awards and units (collectively, "restricted stock"), stock options (both incentive and nonqualified), stock appreciation rights and performance awards to key employees utilizing the Company’s Class A stock. The Company utilizes the market price on the date of grant as the fair market value for restricted stock and estimates the fair value of stock option awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in SG&A expense in the Company’s consolidated statements of earnings.

Earnings Per Share  Restricted stock that entitle their holders to receive nonforfeitable dividends before vesting are considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Under this method, earnings from continuing operations (or net earnings) is reduced by the amount of dividends declared, and the remaining undistributed earnings is allocated to common stock and participating securities based on the proportion of each class’s weighted average shares outstanding to the total weighted average shares outstanding.  The calculation of diluted earnings per share includes the effect of potential common shares outstanding in the average weighted shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

Workers’ Compensation  The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims.  The estimates are based both on historical experience as well as current legal, economic and regulatory factors.  When claims exceed insured limits and realization of the claim for recovery is deemed probable, the Company records a receivable from the insurance company for the excess amount.  The receivable is included in other assets in the consolidated balance sheet. The Company regularly updates its estimates, and the ultimate cost of these claims may be greater than or less than the established accrual.  During 2012, due to favorable development of claims and payment data, the Company revised its estimate of the cost of outstanding workers’ compensation claims and, accordingly, reduced expense by $10.1 million.  This compares to adjustments reducing prior year workers’ compensation claims by $5.6 million in 2011 and $5.2 million in 2010.

2.  Fair Value Measurements

Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis
The following tables present the assets carried at fair value as of year-end 2012 and 2011 on the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis
	As of Year-End 2012

Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.3	$2.3	$-	$-
Available-for-sale investment	37.7	37.7	-	-

Total assets at fair value	$40.0	$40.0	$-	$-

	Fair Value Measurements on a Recurring Basis
	As of Year-End 2011

Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.0	$2.0	$-	$-
Available-for-sale investment	27.1	27.1	-	-

Total assets at fair value	$29.1	$29.1	$-	$-

Money market funds as of year-end 2012 and 2011 represent investments in money market accounts, all of which are restricted cash and are included in prepaid expenses and other current assets on the consolidated balance sheet.  The valuations were based on quoted market prices of those accounts as of the respective period end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

2.  Fair Value Measurements (continued)

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet.  The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end.  The unrealized gain of $13.1 million for the year ended 2012 and unrealized loss of $2.1 million for the year ended 2011 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity.

Assets Measured at Fair Value on a Nonrecurring Basis
We completed our annual impairment test for all reporting units in the fourth quarter for the fiscal year ended 2012 and 2011 and determined that goodwill was not impaired.

For the Americas Commercial and PT reporting units in 2012, we completed a qualitative assessment for the annual goodwill impairment test and determined it was more likely than not that the fair value of the reporting units was more than its carrying value.  In conducting the qualitative assessment, we assessed the totality of relevant events and circumstances that affect the fair value or carrying value of a reporting unit.  Such events and circumstances included macroeconomic conditions, industry and competitive environment considerations, overall financial performance, reporting unit specific events and market considerations.  We considered recent valuations of our reporting units, including the magnitude of the difference between the most recent fair value estimate and the carrying value.  We considered both positive and adverse events and circumstances and assessed the extent to which each of the events and circumstances identified affected the comparison of a reporting unit's fair value with its carrying value.

For the APAC PT and OCG reporting units in 2012 and all reporting units in 2011, we completed a step one quantitative test and the estimated fair value of each reporting unit exceeded its related carrying value.  Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures.  Our revenue projections assumed near-term growth consistent with current year results, followed by long-term modest growth.  Assumptions and estimates about future cash flows and discount rates are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and internal forecasts.  For example, a 10% reduction in our growth rate assumptions would not result in the estimated fair value falling below book value for any of our segments.

In 2012, management made the decision to abandon the PeopleSoft billing system implementation project in the U.S., Canada and Puerto Rico and accordingly, recorded impairment charges of $3.1 million representing previously capitalized costs associated with this project.  In 2010, management assessed the viability of certain incomplete software projects in Europe and the U.S.  Based on the estimated costs to complete, management terminated the projects and recorded impairment charges of $2.0 million.  After the impairment charges, there were no amounts remaining on our consolidated balance sheet related to these software projects.

3.  Acquisition

To establish the Company’s presence in the Brazilian market, we acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), a national service provider in Brazil, during the fourth quarter of 2011 for $6.6 million in cash.  Tradição is included the Americas Commercial operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

3.  Acquisition (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition along with measurement period adjustments recognized during 2012:

	Original		Revised
	Allocation	Adjustments	Allocation
	(In millions of dollars)
Current assets	$6.3	$-	$6.3
Goodwill	22.9	(0.1)	22.8
Identified intangibles	5.3	0.4	5.7
Other noncurrent assets	0.7	-	0.7
Current liabilities	(14.4)	(0.6)	(15.0)
Noncurrent liabilities	(14.2)	0.3	(13.9)

Total purchase price	$6.6	$-	$6.6

The acquisition adjustments relate to changes in Tradição’s estimated identified intangibles balance, acquired contingency reserves and tax liabilities assumed.

Included in the assets purchased was approximately $5.0 million of intangible assets associated with customer lists.  These assets will be amortized over approximately 7 years based on the expected cash flows and will have no residual value.

4. Restructuring

In December 2012, the Chief Executive Officer of Kelly Services, Inc. authorized a restructuring plan for our EMEA Commercial operations (“2012 Plan”).  The 2012 Plan was the result of management’s strategic review of operations in EMEA, which identified under-performing locations and the opportunity for operational cost savings.

Restructuring costs incurred in 2012 totaled income of $0.9 million.  This amount is comprised of the following: $2.0 million of severance and lease termination costs for EMEA Commercial operations which are in the process of closure or consolidation under the 2012 Plan, and income of $2.9 million related to revisions of the estimated lease termination costs for EMEA Commercial branches that closed in prior years (“Prior Years’ Plans”).  Restructuring costs incurred in 2011 amounted to expense of $2.8 million and relate to restructuring costs under the Prior Years’ Plans.  Restructuring costs incurred in 2010 amounted to expense of $7.2 million and primarily related to severance costs for the corporate headquarters and severance and lease termination costs for branches in the EMEA Commercial and APAC Commercial segments that were in the process of closure at the end of 2009.  These costs were reported as a component of SG&A expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

4. Restructuring (continued)

A summary of our balance sheet accrual related to the global restructuring costs follows (in millions of dollars):

Balance as of year-end 2010	$4.7

Amounts charged to operations - Prior Years' Plans	2.8
Reductions for cash payments	(3.0)

Balance as of year-end 2011	4.5

Amounts credited to operations - Prior Years' Plans	(2.9)
Amounts charged to operations - 2012 Plan	2.0
Reductions for cash payments	(1.2)

Balance as of year-end 2012	$2.4

The remaining balance of $2.4 million as of year-end 2012 represents primarily severance and future lease payments and is expected to be paid by 2015.  On a quarterly basis, the Company reassesses the accrual associated with restructuring costs and adjusts it as necessary.

5.  Investment in Equity Affiliate

In 2012, we purchased the remaining 30% noncontrolling interest in our China subsidiaries, and recorded a charge to paid-in capital of $1.2 million for the difference between the carrying value of the noncontrolling interest and the fair value of the consideration provided.

On July 24, 2012, we entered into an agreement with Temp Holdings Co., Ltd. (“Temp Holdings”) to form a venture, TS Kelly Workforce Solutions (“TS Kelly”), in order to expand both companies’ presence in North Asia.  On November 1, 2012, we contributed our China, Hong Kong and South Korea subsidiaries in exchange for a 49% ownership interest in TS Kelly.  Consequently, we deconsolidated the operations of those entities and recorded a $5.1 million investment in other assets on the consolidated balance sheet, which represented the fair value of our ownership interest in TS Kelly at year-end 2012.  The operating results of our interest in TS Kelly will be accounted for on a one-quarter lag under the equity method; accordingly, our consolidated financial statements for 2012 do not include operating results for TS Kelly.

We recorded a loss of $0.7 million in other expense, net, which represented the difference between the carrying value of net assets contributed to the venture and the fair value of our retained investment in TS Kelly.  As part of this transaction, we allocated a pro-rata share of goodwill related to the contributed entities in our APAC PT and OCG segments amounting to $0.6 million.

The amount due to or due from TS Kelly is immaterial as of year-end 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

6. Goodwill

The changes in the net carrying amount of goodwill for the fiscal years 2012 and 2011 are included in the tables below.  See Acquisition footnote for a description of adjustments to Americas Commercial goodwill and Investment in Equity Affiliate footnote for a description of adjustments to APAC PT and OCG goodwill.

	Goodwill, Gross as of Year-End 2011	Accumulated Impairment Losses as of Year-End 2011	Adjustments to Goodwill	Goodwill, Gross as of Year-End 2012	Accumulated Impairment Losses as of Year-End 2012	Goodwill, Net as of Year-End 2012
	(In millions of dollars)
Americas
Americas Commercial	$39.3	$(16.4)	$(0.1)	$39.2	$(16.4)	$22.8
Americas PT	39.2	-	-	39.2	-	39.2
Total Americas	78.5	(16.4)	(0.1)	78.4	(16.4)	62.0
EMEA
EMEA Commercial	50.4	(50.4)	-	50.4	(50.4)	-
EMEA PT	22.0	(22.0)	-	22.0	(22.0)	-
Total EMEA	72.4	(72.4)	-	72.4	(72.4)	-
APAC
APAC Commercial	12.1	(12.1)	-	12.1	(12.1)	-
APAC PT	1.8	-	(0.4)	1.4	-	1.4
Total APAC	13.9	(12.1)	(0.4)	13.5	(12.1)	1.4

OCG	26.3	-	(0.2)	26.1	-	26.1
Consolidated Total	$191.1	$(100.9)	$(0.7)	$190.4	$(100.9)	$89.5

	Goodwill, Gross as of Year-End 2010	Accumulated Impairment Losses as of Year-End 2010	Adjustments to Goodwill	Goodwill, Gross as of Year-End 2011	Accumulated Impairment Losses as of Year-End 2011	Goodwill, Net as of Year-End 2011
	(In millions of dollars)
Americas
Americas Commercial	$16.4	$(16.4)	$22.9	$39.3	$(16.4)	$22.9
Americas PT	39.2	-	-	39.2	-	39.2
Total Americas	55.6	(16.4)	22.9	78.5	(16.4)	62.1
EMEA
EMEA Commercial	50.4	(50.4)	-	50.4	(50.4)	-
EMEA PT	22.0	(22.0)	-	22.0	(22.0)	-
Total EMEA	72.4	(72.4)	-	72.4	(72.4)	-
APAC
APAC Commercial	12.1	(12.1)	-	12.1	(12.1)	-
APAC PT	1.8	-	-	1.8	-	1.8
Total APAC	13.9	(12.1)	-	13.9	(12.1)	1.8

OCG	26.3	-	-	26.3	-	26.3
Consolidated Total	$168.2	$(100.9)	$22.9	$191.1	$(100.9)	$90.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

7. Other Assets

Included in other assets are the following:

	2012	2011
	(In millions of dollars)
Deferred compensation plan (See Retirement Benefits footnote)	$106.3	$88.2
Available-for-sale investment (See Fair Value Measurements footnote)	37.7	27.1
Workers' compensation receivable	15.0	15.1
Intangibles, net of accumulated amortization of $21.8 million and $20.2 million, respectively	8.1	11.9
Investment in equity affiliate (See Investment in Equity Affiliate footnote)	5.1	-
Other	8.7	9.8

Other assets	$180.9	$152.1

Intangible amortization expense which is included in SG&A expenses, was $3.3 million, $2.5 million and $3.6 million in 2012, 2011 and 2010, respectively.

8. Debt

Short-Term Debt
The Company has a $150 million revolving credit facility (the “Facility”) with a termination date of March 31, 2016.  The Facility allows for borrowings in various currencies and is used to fund working capital, acquisitions, and general corporate needs.

At year-end 2012, there were no borrowings under the Facility and a remaining capacity of $150.0 million.   At year-end 2011, borrowings under the Facility were $6.2 million, with an interest rate of 2.90%, and the Facility had a remaining capacity of $143.8 million.  The Facility has a commitment fee of 25 basis points.

The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2012:

•
The Company must maintain a certain minimum ratio of earnings before interest, taxes, depreciation, amortization and certain cash and non-cash charges that are non-recurring in nature (“EBITDA”) to interest expense (“Interest Coverage Ratio”) as of the end of any fiscal quarter.

•	The Company must maintain a certain maximum ratio of total indebtedness to the sum of net worth and total indebtedness at all times.

•	Dividends, stock buybacks and similar transactions are limited to certain maximum amounts based on the Interest Coverage Ratio.

•	The Company must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

8. Debt (continued)

The Company has a Receivables Purchase Agreement with Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), related to its $150 million, three-year, securitization facility (“Securitization Facility”).  The Receivables Purchase Agreement will terminate December 4, 2014, unless terminated earlier pursuant to its terms.

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

As of year-end 2012, the Securitization Facility carried $63.0 million of short-term borrowings at a rate of 1.40%, $55.0 million of SBLCs related to workers’ compensation and a remaining capacity of $32.0 million.  The interest rate applicable to borrowings under the Securitization Facility at year-end 2012 was 55 basis points over the cost of commercial paper, in addition to a facility fee of 60 basis points.  As of year-end 2011, the Securitization Facility carried $84.0 million of short-term borrowings at a rate of 1.43%, SBLCs of $50.1 million related to workers’ compensation and remaining capacity of $15.9 million.

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

The Company had unsecured, uncommitted short-term local credit facilities that totaled $12.9 million as of year-end 2012.  Borrowings under these lines totaled $1.1 million and $6.1 million at year-end 2012 and 2011, respectively.  The interest rate for these borrowings was 9.56% at year-end 2012 and 13.4% at year-end 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

9. Retirement Benefits

The Company provides a qualified defined contribution plan covering substantially all U.S.-based full-time employees, except officers and certain other management employees.  Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be funded annually.  The plan also offers a savings feature with Company matching contributions.  Company matching contributions were suspended as of October, 2009, and were reinstated effective January 2011.  Assets of this plan are held by an independent trustee for the sole benefit of participating employees.

A nonqualified deferred compensation plan is provided for officers and certain other management employees.  Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be made annually.  This plan also includes provisions for salary deferrals and Company matching contributions.  Company matching contributions were suspended as of February, 2009 and were reinstated effective January 2011.

The liability for the nonqualified plan was $110.6 million and $91.7 million as of year-end 2012 and 2011, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits.  The cost of participants’ earnings on this liability, which were included in SG&A expenses, were earnings of $10.2 million in 2012, losses of $0.9 million in 2011 and earnings of $9.0 million in 2010.  In connection with the administration of this plan, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees.  The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the non-qualified deferred compensation plan noted above, was $106.3 million and $88.2 million at year-end 2012 and 2011, respectively.  The cash surrender value of these insurance policies are included in other assets and are restricted for the specific use of funding this plan.  Earnings on these assets, which were included in SG&A expenses, were $10.3 million in 2012, losses of $1.8 million in 2011 and earnings of $10.1 million in 2010.

The net expense for retirement benefits for both the qualified and nonqualified deferred compensation plans, including Company matching and discretionary contributions, totaled $9.7 million in 2012, $9.9 million in 2011 and $0.6 million in 2010.

In addition, the Company also has several defined benefit pension plans in locations outside of the United States.  The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2012 were $14.2 million, $8.2 million and $6.0 million, respectively.  The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2011 were $12.8 million, $7.0 million and $5.8 million, respectively.  Total pension expense for these plans was $1.1 million, $0.9 million and $0.8 million in 2012, 2011 and 2010, respectively.  Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2013 are not significant.

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

During 2012 and 2011, the Company made dividend payments totaling $7.6 million and $3.8 million, respectively.  The Company made no dividend payments in 2010.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income at year-end 2012 and 2011 were as follows:
	2012	2011
	(in millions of dollars)
Cumulative translation adjustments, net of taxes	$24.9	$19.3

Unrealized gain on marketable securities	13.6	0.5

Pension liability, net of taxes	(3.1)	(3.6)

	$35.4	$16.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

11. Earnings Per Share

The reconciliation of basic earnings per share on common stock for the year-end 2012, 2011 and 2010 follows (in millions of dollars except per share data).
	2012	2011	2010

Earnings from continuing operations	$49.7	$64.9	$26.1
Less: Earnings allocated to participating securities	(1.3)	(1.5)	(0.3)
Earnings from continuing operations available to common shareholders	$48.4	$63.4	$25.8

Earnings (loss) from discontinued operations	$0.4	$(1.2)	$-
Less: Earnings (loss) allocated to participating securities	-	-	-
Earnings (loss) from discontinued operations available to common shareholders	$0.4	$(1.2)	$-

Net earnings	$50.1	$63.7	$26.1
Less: Earnings allocated to participating securities	(1.3)	(1.5)	(0.3)
Net earnings available to common shareholders	$48.8	$62.2	$25.8

Basic earnings (loss) per share on common stock:
Earnings from continuing operations	$1.31	$1.72	$0.71
Earning (loss) from discontinued operations	$0.01	$(0.03)	$-
Net earnings	$1.32	$1.69	$0.71

Diluted earnings (loss) per share on common stock:
Earnings from continuing operations	$1.31	$1.72	$0.71
Earnings (loss) from discontinued operations	$0.01	$(0.03)	$-
Net earnings	$1.32	$1.69	$0.71

Average common shares outstanding (millions)
Basic	37.0	36.8	36.1
Diluted	37.0	36.8	36.1

Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for 2012, 2011 and 2010.  Stock options representing 0.4 million, 0.6 million and 0.7 million shares for 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect.

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

12. Stock-Based Compensation

Under the Equity Incentive Plan (the “Plan”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock and performance awards to key employees utilizing the Company’s Class A stock.  The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years.  Shares available for future grants at year-end 2012 under the Plan were 1,608,520.  The Company issues shares out of treasury stock to satisfy stock-based awards.  The Company has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

In 2012, 2011 and 2010, the Company recognized stock-based compensation cost of $6.0 million, $5.7 million and $4.2 million, respectively, as well as related tax benefits of $2.3 million, $2.2 million and $1.6 million, respectively.

Restricted Stock
Restricted stock, which typically vests over a period of 3 to 5 years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period.  The Company utilizes the market price on the date of grant as the fair market value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock under the Plan as of year-end 2012 and changes during this period is presented as follows:
	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2011	907,990	$17.41
Granted	512,400	12.98
Vested	(319,640)	17.88
Forfeited	(38,225)	15.89
Nonvested at year-end 2012	1,062,525	$15.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

12. Stock-Based Compensation (continued)

As of year-end 2012, unrecognized compensation cost related to unvested restricted stock totaled $13.6 million.  The weighted average period over which this cost is expected to be recognized is approximately two years.  The weighted average grant date fair value per share of restricted stock granted during 2012, 2011 and 2010 was $12.98, $16.84 and $18.08, respectively.  The total fair market value of restricted stock, which vested during 2012, 2011 and 2010 was $4.1 million, $3.7 million and $3.4 million, respectively.

Stock Options
Under the terms of the Plan, stock options may not be granted at prices less than the fair market value on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years.  The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period.  No stock options were granted in 2012, 2011 and 2010.

A summary of the status of stock option grants under the Plan as of year-end 2012 and changes during this period is presented as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at year-end 2011	515,699	$25.41
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(123,100)	23.01
Outstanding at year-end 2012	392,599	$26.16	1.08	$-
Options exercisable at year-end 2012	392,599	$26.16	1.08	$-

The table above includes 46,500 of non-employee director shares outstanding at year-end 2012.

As of year-end 2012, there was no unrecognized compensation cost related to unvested stock options.  No stock options were exercised in 2012, 2011 and 2010.

Windfall tax benefits, which were included in the “Other financing activities” component of net cash from financing activities in the consolidated statement of cash flows, were insignificant for 2012, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

13. Other Expense, Net

Included in other expense, net are the following:
	2012	2011	2010
	(In millions of dollars)

Interest income	$1.0	$1.0	$0.8
Interest expense	(3.4)	(3.4)	(5.7)
Dividend income	0.6	0.5	0.4
Foreign exchange (losses) gains	(1.0)	1.5	(1.2)
Loss on investment in equity affiliate (See Investment in Equity Affiliate footnote)	(0.7)	-	-
Other	-	0.3	0.3

Other expense, net	$(3.5)	$(0.1)	$(5.4)

Dividend income includes dividends earned on the Company’s investment in Temp Holdings (see Fair Value Measurements footnote).

14. Income Taxes

Earnings from continuing operations before taxes for the years 2012, 2011 and 2010 were taxed under the following jurisdictions:
	2012	2011	2010
	(in million of dollars)
Domestic	$56.3	$36.7	$27.3
Foreign	12.5	20.9	5.4
Total	$68.8	$57.6	$32.7

The provision for income taxes from continuing operations was as follows:

	2012	2011	2010
	(in millions of dollars)
Current tax expense:
U.S. federal	$1.4	$5.2	$6.2
U.S. state and local	3.0	1.8	0.6
Foreign	10.0	13.0	9.1
Total current	14.4	20.0	15.9
Deferred tax expense:
U.S. federal	4.7	(33.3)	(11.3)
U.S. state and local	0.9	1.1	(0.3)
Foreign	(0.9)	4.9	2.3
Total deferred	4.7	(27.3)	(9.3)
Total provision	$19.1	$(7.3)	$6.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

14. Income Taxes (continued)

Deferred taxes are comprised of the following:
	2012	2011
	(in millions of dollars)
Depreciation and amortization	$(8.9)	$(10.4)
Employee compensation and benefit plans	57.5	48.4
Workers' compensation	23.7	26.7
Unrealized loss on securities	2.3	8.3
Loss carryforwards	50.2	53.5
Credit carryforwards	60.5	68.6
Other, net	(3.6)	(1.4)
Valuation allowance	(58.4)	(65.4)
Net deferred tax assets	$123.3	$128.3

The deferred tax balance is classified in the consolidated balance sheet as:
	2012	2011
	(in millions of dollars)
Current assets, deferred tax	$44.9	$38.2
Noncurrent deferred tax asset	82.8	94.1
Current liabilities, income and other taxes	(3.3)	(1.8)
Noncurrent liabilities, other long-term liabilities	(1.1)	(2.2)
	$123.3	$128.3

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:
	2012	2011	2010
	(in millions of dollars)
Income tax based on statutory rate	$24.1	$20.2	$11.4
State income taxes, net of federal benefit	2.6	1.9	0.2
General business credits	(7.9)	(28.5)	(11.7)
Life insurance cash surrender value	(3.4)	0.9	(3.3)
Foreign items	1.6	(0.5)	1.7
Foreign business taxes	4.5	4.7	4.5
Worthless stock	-	(7.7)	(0.9)
Non-deductible compensation	1.2	1.5	1.1
Change in deferred tax realizability	(0.7)	(0.6)	3.0
Uncertain tax positions	(4.8)	(0.7)	0.2
Other, net	1.9	1.5	0.4
Total	$19.1	$(7.3)	$6.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

14. Income Taxes (continued)

General business credits primarily represent U.S. work opportunity credits and, in 2011 only, HIRE Act retention credits of $11.3 million.  In 2012 the work opportunity credit was available only for veterans and pre-2012 hires.  The full credit was retroactively reinstated on January 2, 2013, resulting in a first quarter 2013 tax benefit of $9.3 million that would have been recognized in 2012 if the law had been in effect during that time.  Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC Topic 740 (“ASC 740”), Income Taxes.  The Company closed income tax examinations in 2012, resulting in a $5.1 million benefit.

The Company has U.S. general business credit carryforwards of $59.3 million which will expire from 2030 to 2032 and foreign tax credit carryforwards of $1.2 million which will expire from 2019 to 2022.  The net tax effect of state and foreign loss carryforwards at year-end 2012 totaled $50.2 million, which expire as follows (in millions of dollars):

Year	Amount
2013 - 2015	$0.9
2016 - 2018	3.3
2019 - 2022	2.5
2023 - 2027	0.2
2028 - 2032	0.9
No expiration	42.4
Total	$50.2

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

Provision has not been made for U.S. or additional foreign income taxes on an estimated $70.7 million of undistributed earnings of foreign subsidiaries, which are permanently reinvested.  If these earnings were to be repatriated, the Company would be subject to additional U.S. income taxes, adjusted for foreign credits.  It is not practicable to determine the income tax liability that might be incurred if these earnings were repatriated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

14. Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
	2012	2011	2010
	(in millions of dollars)
Balance at beginning of the year	$7.8	$8.5	$8.9

Additions for prior years' tax positions	0.4	0.2	0.1
Reductions for prior years' tax positions	(5.3)	(0.8)	(0.3)
Additions for settlements	-	0.2	-
Reductions for settlements	-	(0.2)	-
Reductions for expiration of statutes	-	(0.1)	(0.2)

Balance at end of the year	$2.9	$7.8	$8.5

If the $2.9 million in 2012, $7.8 million in 2011 and $8.5 million in 2010 of unrecognized tax benefits were recognized, they would have a favorable effect of $1.9 million in 2012, $6.7 million in 2011 and $7.3 million in 2010 on income tax expense.

The Company recognizes both interest and penalties as part of the income tax provision.  The Company recognized a benefit of $0.3 million in 2012 and expense of $0.1 million in 2011 and 2010 for interest and penalties.  Accrued interest and penalties were $0.2 million at year-end 2012 and $0.5 million at year-end 2011.

The Company files income tax returns in the U.S. and in various states and foreign countries.  The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2007 through 2012, Canada for fiscal years 2007 through 2012 and France for fiscal years 2010 through 2012.

The Company and its subsidiaries have various income tax returns in the process of examination or administrative appeals.  The unrecognized tax benefit and related interest and penalty balances include approximately $0.6 million for 2012 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

15. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions and the effect of deconsolidated entities, as disclosed in the statements of cash flows, for the fiscal years 2012, 2011 and 2010, respectively, were as follows:

	2012	2011	2010
	(in millions of dollars)

Increase in trade accounts receivable	$(57.9)	$(148.5)	$(95.5)
(Increase) decrease in prepaid expenses and other assets	(12.5)	(4.7)	25.0
Increase in accounts payable and accrued liabilities	54.1	58.9	0.4
Increase in accrued payroll and related taxes	2.4	34.3	36.0
(Decrease) increase in accrued insurance	(8.7)	0.2	7.0
(Decrease) increase in income and other taxes	(3.7)	4.8	9.4

Total changes in operating assets and liabilities	$(26.3)	$(55.0)	$(17.7)

The Company paid interest of $2.6 million, $2.9 million and $6.1 million in 2012, 2011 and 2010, respectively.  The Company paid income taxes of $18.8 million in 2012 and $21.5 million in 2011 and received a refund of income taxes of $7.8 million in 2010.

16. Commitments

The Company conducts its field operations primarily from leased facilities.  The following is a schedule by fiscal year of future minimum commitments under operating leases as of year-end 2012 (in millions of dollars):

Fiscal year:
2013	$42.6
2014	27.5
2015	17.6
2016	10.0
2017	5.8
Later years	4.5

Total	$108.0

Lease expense from continuing operations for fiscal 2012, 2011 and 2010 amounted to $48.3 million, $50.5 million and $50.1 million, respectively.

In addition to operating lease agreements, the Company has entered into noncancelable purchase obligations totaling $31.6 million.  These obligations relate primarily to voice and data communications services which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business.  The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.  See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

17. Contingencies

The Company has received final court approval of the settlement of a single class action, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc., in the Superior Court of California, Los Angeles, which involved a claim for monetary damages by current and former temporary employees in the State of California.  The claims were related to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs.  During 2011, a $1.2 million after tax charge relating to the settlement was recognized in discontinued operations.  During the first quarter of 2012, we reduced our estimate of the costs to settle the litigation by $0.4 million after tax, which we recorded in discontinued operations.

The Company is continuously engaged in litigation arising in the ordinary course of its business, typically matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements.  While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.  The accrual for litigation costs at year-end 2012 and 2011 amounted to $3.1 million and $4.5 million, respectively, and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

The Company is undergoing unclaimed property examinations by Delaware, its state of incorporation, and five other states.  Types of property under exam include payroll and accounts payable checks and accounts receivable credits.  Generally, unclaimed property must be reported and remitted to the state of the rightful owner.  In cases where the rightful owner cannot be identified, the property must be reported and remitted to the holder’s state of incorporation.  Delaware has substantially completed the payroll and accounts payable portions of its exam, which covers years dating back to 1981, and has preliminarily calculated a potential liability of $3 million.  While the outcome of these examinations is uncertain, we believe the Company has meritorious positions against Delaware’s preliminary calculation of potential liability and will continue to vigorously defend the Company.

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

The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and, in the Americas, substitute teachers.  The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers.  OCG includes recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”), executive placement and career transition/outplacement services.  Corporate expenses that directly support the operating units have been allocated to the Americas, EMEA and APAC regions and OCG based on a work effort, volume, or in the absence of a readily available measurement process, proportionately based on revenue from services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

18. Segment Disclosures (continued)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for 2012, 2011 and 2010.  Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.  Our segments themselves did not change from prior periods, however, effective with the first quarter of 2012, we changed the manner in which we evaluate and internally report segments, such that our primary measure of segment performance is now gross profit.  Historically, our primary measure of segment performance was gross profit less an allocation of SG&A expenses.  We revised the prior period’s segment results to conform to the current manner in which we evaluate segment performance.

	2012	2011	2010
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$2,642.4	$2,660.9	$2,428.2
Americas PT	1,029.7	982.8	889.0
Total Americas Commercial and PT	3,672.1	3,643.7	3,317.2

EMEA Commercial	854.6	990.1	872.0
EMEA PT	168.3	178.9	147.6
Total EMEA Commercial and PT	1,022.9	1,169.0	1,019.6

APAC Commercial	343.2	397.6	355.3
APAC PT	51.6	51.4	32.5
Total APAC Commercial and PT	394.8	449.0	387.8

OCG	396.1	317.3	254.8

Less: Intersegment revenue	(35.4)	(28.0)	(29.1)

Consolidated Total	$5,450.5	$5,551.0	$4,950.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

18. Segment Disclosures (continued)

	2012	2011	2010
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$388.2	$375.3	$353.6
Americas PT gross profit	159.7	147.8	139.9
Americas Region gross profit	547.9	523.1	493.5
Americas Region SG&A expenses	(405.8)	(396.4)	(367.9)
Americas Region Earnings from Operations	142.1	126.7	125.6

EMEA Commercial gross profit	133.8	160.3	140.8
EMEA PT gross profit	43.0	47.4	38.7
EMEA Region gross profit	176.8	207.7	179.5
EMEA Region SG&A expenses	(168.1)	(189.7)	(169.9)
EMEA Region asset impairments	-	-	(1.5)
EMEA Region Earnings from Operations	8.7	18.0	8.1

APAC Commercial gross profit	50.1	55.7	48.4
APAC PT gross profit	21.0	20.6	13.8
APAC Region gross profit	71.1	76.3	62.2
APAC Region SG&A expenses	(73.4)	(77.0)	(62.5)
APAC Region Loss from Operations	(2.3)	(0.7)	(0.3)

OCG gross profit	104.0	78.8	54.1
OCG SG&A expenses	(95.4)	(81.4)	(71.7)
OCG Earnings (Loss) from Operations	8.6	(2.6)	(17.6)

Corporate	(84.8)	(83.7)	(77.7)

Consolidated Total	72.3	57.7	38.1

Other Expense, Net	3.5	0.1	5.4

Earnings From Continuing Operations Before Taxes	$68.8	$57.6	$32.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

18. Segment Disclosures (continued)

A summary of revenue from services by geographic area for 2012, 2011 and 2010 follows:

	2012	2011	2010
	(In millions of dollars)
Revenue From Services:
Domestic	$3,464.2	$3,445.4	$3,121.9
International	1,986.3	2,105.6	1,828.4

Total	$5,450.5	$5,551.0	$4,950.3

Foreign revenue is based on the country in which the legal subsidiary is domiciled.  No single foreign country’s revenue was material to the consolidated revenues of the Company.  Revenue from no single customer was material to the consolidated revenues of the Company.

A summary of long-lived assets information by geographic area as of year-end 2012 and 2011 follows:

	2012	2011
	(In millions of dollars)
Long-Lived Assets:
Domestic	$72.1	$72.9
International	17.8	17.7

Total	$89.9	$90.6

Long-lived assets include primarily property and equipment.  No single foreign country’s long-lived assets were material to the consolidated long-lived assets of the Company.

19.  New Accounting Pronouncements

None.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kelly Services, Inc. and Subsidiaries

20. Selected Quarterly Financial Data (unaudited)
	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)

Revenue from services	$1,354.8	$1,366.1	$1,354.2	$1,375.4	$5,450.5
Gross profit	223.7	223.2	227.5	222.2	896.6
SG&A expenses	209.0	199.4	203.5	209.3	821.2
Restructuring charges (credits) included in SG&A	-	(2.2)	-	1.3	(0.9)
Asset impairments	-	-	-	3.1	3.1
Earnings from continuing operations	9.2	15.0	16.6	8.9	49.7
Earnings from discontinued operations, net of tax	0.4	-	-	-	0.4
Net earnings	9.6	15.0	16.6	8.9	50.1
Basic earnings per share (1)
Earnings from continuing operations	0.24	0.40	0.43	0.23	1.31
Earnings from discontinued operations	0.01	-	-	-	0.01
Net earnings	0.26	0.40	0.43	0.23	1.32
Diluted earnings per share (1)
Earnings from continuing operations	0.24	0.40	0.43	0.23	1.31
Earnings from discontinued operations	0.01	-	-	-	0.01
Net earnings	0.26	0.40	0.43	0.23	1.32
Dividends per share	0.05	0.05	0.05	0.05	0.20

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)

Revenue from services	$1,339.1	$1,405.8	$1,409.8	$1,396.3	$5,551.0
Gross profit	211.2	222.1	225.7	224.3	883.3
SG&A expenses	209.6	200.8	203.6	211.6	825.6
Restructuring charges (credits) included in SG&A	4.0	(0.6)	(0.6)	-	2.8
Earnings from continuing operations	1.1	20.0	19.7	24.1	64.9
Loss from discontinued operations, net of tax	-	(1.2)	-	-	(1.2)
Net earnings	1.1	18.8	19.7	24.1	63.7
Basic earnings (loss) per share (1)
Earnings from continuing operations	0.03	0.53	0.52	0.64	1.72
Loss from discontinued operations	-	(0.03)	-	-	(0.03)
Net earnings	0.03	0.50	0.52	0.64	1.69
Diluted earnings (loss) per share (1)
Earnings from continuing operations	0.03	0.53	0.52	0.64	1.72
Loss from discontinued operations	-	(0.03)	-	-	(0.03)
Net earnings	0.03	0.50	0.52	0.64	1.69
Dividends per share	-	-	0.05	0.05	0.10

(1) Earnings (loss) per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

SCHEDULE II - VALUATION RESERVES
Kelly Services, Inc. and Subsidiaries
 (In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts *	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended December 30, 2012:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$13.4	1.1	-	0.1	(4.2)	$10.4

Deferred tax assets valuation allowance	$65.4	7.1	(0.1)	0.2	(14.2)	$58.4

Fiscal year ended January 1, 2012:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12.3	4.3	-	(0.2)	(3.0)	$13.4

Deferred tax assets valuation allowance	$52.5	14.1	1.5	(1.0)	(1.7)	$65.4

Fiscal year ended January 2, 2011:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$15.0	2.1	-	(0.2)	(4.6)	$12.3

Deferred tax assets valuation allowance	$52.7	6.1	-	(1.0)	(5.3)	$52.5

*   Allowance of companies acquired.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, effective May 6, 2009 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 8, 2009 which is incorporated herein by reference).

3.2	By-laws, effective May 6, 2009 (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2009, which is incorporated herein by reference).

10.1*	Kelly Services, Inc. Short-Term Incentive Plan (Reference is made to Exhibit 10.1 to the Form 10-Q filed with the Commission on November 7, 2012, which is incorporated herein by reference).

10.2*
Kelly Services, Inc. Equity Incentive Plan, as amended and restated on December 31, 2011 (Reference is made to Exhibit 10.2 to the Form 10-Q filed with the Commission on August 8, 2012, which is incorporated herein by reference).

10.3*
Kelly Services, Inc. Executive Severance Plan dated April 4, 2006, as amended November 8, 2007 (Reference is made to Exhibit 10.3 to the Form 10-Q filed with the Commission on November 7, 2012, which is incorporated herein by reference).

10.4*	Kelly Services, Inc. Non-Employee Directors Stock Option Plan (Reference is made to Exhibit 10.4 to the Form 10-Q filed with the Commission on May 11, 2011, which is incorporated herein by reference).

10.5*	Kelly Services, Inc. 2008 Non-Employee Directors Stock Plan.

10.6
Amended and restated five-year, secured, revolving credit agreement, dated March 31, 2011 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on April 6, 2011, which is incorporated herein by reference).

10.7*
Kelly Services, Inc. Performance Incentive Plan, as amended and restated on March 29, 1996 and April 14, 2000 (Reference is made to Exhibit 10 to the Form 10-Q for the quarterly period ended April 1, 2001, filed with the Commission on May 14, 2001, which is incorporated herein by reference).

10.8*	Form of Amendment to Performance Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.9*	Retirement Agreement.

10.12*
Kelly Services, Inc. 2008 Management Retirement Plan – Post 2004 (Reference is made to Exhibit 10.12 to the Form 10-Q filed with the Commission on November 7, 2012, which is incorporated herein by reference).

10.13*
First Amendment to the Kelly Services, Inc. 2008 Management Retirement Plan (Reference is made to Exhibit 10.13 to the Form 10-Q filed with the Commission on November 7, 2012, which is incorporated herein by reference).

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

*   Indicates a management contract or compensatory plan or arrangement.