Form 10-Q
period 2013-03-31
KELLY SERVICES INC
filed 2013-05-08
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                       Yes [  ]       No  [X]

At April 26, 2013, 33,726,815 shares of Class A and 3,452,585 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	March 31, 2013	April 1, 2012
Revenue from services	$1,314.8	$1,354.8

Cost of services	1,097.9	1,131.1

Gross profit	216.9	223.7

Selling, general and administrative expenses	209.8	209.0

Earnings from operations	7.1	14.7

Other expense, net	1.0	0.6

Earnings from continuing operations before taxes	6.1	14.1

Income tax (benefit) expense	(6.8)	4.9

Earnings from continuing operations	12.9	9.2

Earnings from discontinued operations, net of tax	-	0.4

Net earnings	$12.9	$9.6

Basic earnings per share:
Earnings from continuing operations	$0.34	$0.24
Earnings from discontinued operations	$-	$0.01
Net earnings	$0.34	$0.26

Diluted earnings per share:
Earnings from continuing operations	$0.34	$0.24
Earnings from discontinued operations	$-	$0.01
Net earnings	$0.34	$0.26

Dividends per share	$0.05	$0.05

Average shares outstanding (millions):
Basic	37.2	36.9
Diluted	37.2	36.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 31, 2013	April 1, 2012

Net earnings	$12.9	$9.6

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(7.0)	5.0

Unrealized gains on investment, net of tax expense of $4.4 in 2013	12.3	3.0

Pension liability adjustments	-	0.3

Other comprehensive income	5.3	8.3

Comprehensive Income	$18.2	$17.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	March 31, 2013	Dec. 30, 2012
CURRENT ASSETS:
Cash and equivalents	$62.1	$76.3
Trade accounts receivable, less allowances of $10.1 and $10.4, respectively	999.8	1,013.9
Prepaid expenses and other current assets	56.8	57.5
Deferred taxes	36.3	44.9
Total current assets	1,155.0	1,192.6
PROPERTY AND EQUIPMENT:
Property and equipment	336.6	337.6
Accumulated depreciation	(249.1)	(247.7)
Net property and equipment	87.5	89.9
NONCURRENT DEFERRED TAXES	106.6	82.8
GOODWILL, NET	90.3	89.5
OTHER ASSETS	208.6	180.9
TOTAL ASSETS	$1,648.0	$1,635.7
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$50.2	$64.1
Accounts payable and accrued liabilities	311.8	295.6
Accrued payroll and related taxes	250.2	264.5
Accrued insurance	31.4	32.8
Income and other taxes	61.2	65.3
Total current liabilities	704.8	722.3
NONCURRENT LIABILITIES:
Accrued insurance	41.6	43.5
Accrued retirement benefits	120.2	111.0
Other long-term liabilities	22.9	17.9
Total noncurrent liabilities	184.7	172.4
Commitments and contingencies (See contingencies footnote)
STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2013 and 2012	36.6	36.6
Class B common stock, shares issued 3.5 at 2013 and 2012	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.9 shares at 2013 and 2012	(60.5)	(61.0)
Class B common stock	(0.6)	(0.6)
Paid-in capital	27.8	27.1
Earnings invested in the business	711.0	700.0
Accumulated other comprehensive income	40.7	35.4
Total stockholders' equity	758.5	741.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,648.0	$1,635.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 31, 2013	April 1, 2012
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	-	-
Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	-	-
Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(61.0)	(66.3)
Exercise of stock options, restricted stock and other	0.5	0.3
Balance at end of period	(60.5)	(66.0)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Exercise of stock options, restricted stock and other	-	-
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	27.1	28.8
Exercise of stock options, restricted stock and other	0.7	1.0
Balance at end of period	27.8	29.8

Earnings Invested in the Business
Balance at beginning of period	700.0	657.5
Net earnings	12.9	9.6
Dividends	(1.9)	(1.9)
Balance at end of period	711.0	665.2

Accumulated Other Comprehensive Income
Balance at beginning of period	35.4	16.2
Other comprehensive income, net of tax	5.3	8.3
Balance at end of period	40.7	24.5

Stockholders' Equity at end of period	$758.5	$693.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 31, 2013	April 1, 2012

Cash flows from operating activities:
Net earnings	$12.9	$9.6
Noncash adjustments:
Depreciation and amortization	5.3	5.7
Provision for bad debts	0.4	0.2
Stock-based compensation	1.2	1.4
Other, net	0.2	-
Changes in operating assets and liabilities	(14.1)	(3.5)

Net cash from operating activities	5.9	13.4

Cash flows from investing activities:
Capital expenditures	(2.8)	(4.0)
Other investing activities	0.2	(0.4)

Net cash used in investing activities	(2.6)	(4.4)

Cash flows from financing activities:
Net change in short-term borrowings	(13.7)	(2.3)
Dividend payments	(1.9)	(1.9)

Net cash used in financing activities	(15.6)	(4.2)

Effect of exchange rates on cash and equivalents	(1.9)	2.5

Net change in cash and equivalents	(14.2)	7.3
Cash and equivalents at beginning of period	76.3	81.0

Cash and equivalents at end of period	$62.1	$88.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2013 (the 2012 consolidated financial statements).  The Company’s first fiscal quarter ended on March 31, 2013 (2013) and April 1, 2012 (2012), each of which contained 13 weeks.

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

Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of first quarter-end 2013 and year-end 2012 on the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis First Quarter-End 2013
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.7	$2.7	$-	$-
Available-for-sale investment	52.2	52.2	-	-

Total assets at fair value	$54.9	$54.9	$-	$-

	Fair Value Measurements on a Recurring Basis As of Year-End 2012
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.3	$2.3	$-	$-
Available-for-sale investment	37.7	37.7	-	-

Total assets at fair value	$40.0	$40.0	$-	$-

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

2.  Fair Value Measurements (continued)

Money market funds as of first quarter-end 2013 and as of year-end 2012 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet as of first quarter-end 2013 and prepaid expenses and other current assets as of year-end 2012.  The valuations were based on quoted market prices of those accounts as of the respective period end.

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet.  The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end.  The unrealized gain, net of tax, of $12.3 million for the 13 weeks ended 2013 and unrealized gain of $3.0 million for the 13 weeks ended 2012 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity.

3.   Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, net of tax, during the 13 weeks ended 2013 are included in the table below.  Amounts in parentheses indicate debits.

	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)

Beginning balance	$24.9	$13.6	$(3.1)	$35.4
Other comprehensive income (loss)	(7.0)	12.3	-	5.3

Ending balance	$17.9	$25.9	$(3.1)	$40.7

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4.  Earnings Per Share

The reconciliation of basic and diluted earnings per share on common stock for the 13 weeks ended 2013 and 2012 follows (in millions of dollars except per share data):

	13 Weeks Ended
	2013	2012

Earnings from continuing operations	$12.9	$9.2
Less: Earnings allocated to participating securities	(0.3)	(0.2)
Earnings from continuing operations available to common shareholders	$12.6	$9.0

Earnings from discontinued operations	$-	$0.4
Less: Earnings allocated to participating securities	-	-
Earnings from discontinued operations available to common shareholders	$-	$0.4

Net Earnings	$12.9	$9.6
Less: Earnings allocated to participating securities	(0.3)	(0.2)
Net Earnings available to common shareholders	$12.6	$9.4

Basic earnings per share on common stock:
Earnings from continuing operations	$0.34	$0.24
Earnings from discontinued operations	$-	$0.01
Net earnings	$0.34	$0.26

Diluted earnings per share on common stock:
Earnings from continuing operations	$0.34	$0.24
Earnings from discontinued operations	$-	$0.01
Net earnings	$0.34	$0.26

Average common shares outstanding (millions)
Basic	37.2	36.9
Diluted	37.2	36.9

Stock options representing 0.4 million and 0.5 million shares, respectively, for the 13 weeks ended 2013 and 2012 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

5.  Other Expense, Net

Included in other expense, net for the 13 weeks ended 2013 and 2012 are the following:

	13 Weeks Ended
	2013	2012
	(In millions of dollars)
Interest income	$0.1	$0.6
Interest expense	(0.7)	(1.0)
Foreign exchange losses	(0.1)	(0.2)
Net loss on equity investment	(0.3)	-

Other expense, net	$(1.0)	$(0.6)

6.  Contingencies

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

The Company has settled its unclaimed property examination by Delaware, its state of incorporation for $4.5 million.  Types of property under exam included payroll and accounts payable checks and accounts receivable credits, covering all reporting years through and including 2012.  Accordingly, the Company has recorded an additional reserve of $3.0 million in the first quarter of 2013.  The Company expects that the settlement will be paid during the second quarter of 2013.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7.  Segment Disclosures (continued)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings from continuing operations before taxes, for the 13 weeks ended 2013 and 2012.  Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	13 Weeks Ended
	2013	2012
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$638.3	$669.3
Americas PT	251.0	250.1
Total Americas Commercial and PT	889.3	919.4

EMEA Commercial	201.0	213.0
EMEA PT	43.5	42.2
Total EMEA Commercial and PT	244.5	255.2

APAC Commercial	81.5	88.3
APAC PT	10.2	12.8
Total APAC Commercial and PT	91.7	101.1

OCG	99.0	86.7

Less: Intersegment revenue	(9.7)	(7.6)

Consolidated Total	$1,314.8	$1,354.8

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7.  Segment Disclosures (continued)

	13 Weeks Ended
	2013	2012
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$93.5	$98.0
Americas PT gross profit	40.4	40.2
Americas Region gross profit	133.9	138.2
Americas Region SG&A expenses	(109.2)	(102.9)
Americas Region Earnings from Operations	24.7	35.3

EMEA Commercial gross profit	31.1	33.5
EMEA PT gross profit	10.7	11.3
EMEA Region gross profit	41.8	44.8
EMEA Region SG&A expenses	(42.0)	(44.5)
EMEA Region (Loss) Earnings from Operations	(0.2)	0.3

APAC Commercial gross profit	11.6	13.1
APAC PT gross profit	3.3	5.2
APAC Region gross profit	14.9	18.3
APAC Region SG&A expenses	(15.8)	(19.7)
APAC Region Loss from Operations	(0.9)	(1.4)

OCG gross profit	27.1	23.1
OCG SG&A expenses	(25.4)	(22.6)
OCG Earnings from Operations	1.7	0.5

Less: Intersegment gross profit	(0.8)	(0.7)
Less: Intersegment SG&A expenses	0.8	0.7
Net Intersegment Activity	0.0	0.0

Corporate	(18.2)	(20.0)
Consolidated Total	7.1	14.7
Other Expense, Net	1.0	0.6
Earnings from Continuing Operations Before Taxes	$6.1	$14.1

8.  New Accounting Pronouncement

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted).  The adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.

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

Our Strategy and Outlook

Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry.  In addition, we have set a long-term goal to achieve a competitive return on sales of 4%.  To attain this, we are focused on the following key areas:

•	Maintain our core strengths in commercial staffing and key markets;
•	Aggressively grow our professional and technical staffing;
•	Transform our OCG segment into a market-leading provider of talent supply chain management;
•	Capture permanent placement growth in selected specialties; and
•	Lower our costs through deployment of efficient service delivery models.

The slow and uneven economic growth we saw throughout 2012 continued into 2013, impacting our industry.  For Kelly in particular, first quarter revenue was down year over year by 3%.  In spite of persistent economic uncertainty and the current state of demand for temporary labor, we exceeded our expectations.  During the first quarter of 2013:

•	We maintained stable professional and technical business volume despite a 3% decline in total revenue;
•	In our OCG segment, we increased revenue by 14% year over year, improved the gross profit rate by 60 basis points and improved earnings from operations by over $1 million;
•	While continuing to make strategic investments, we held expenses flat in comparison to the prior year.

At 0.5% for the first quarter of 2013, our return on sales is still well below our long-term goal of 4.0%.  To make significant progress against our ROS goal and better leverage our business, we will need to see stronger, more sustained economic growth along with growing demand for labor.

Looking ahead, although the U.S. unemployment rate is currently below 8% and declining, one of the primary drivers has been a shrinking labor force, rather than a growing demand for labor.  We expect that the current tepid labor market growth across the U.S. will continue to constrain hiring in the near-term.  Though modest job growth is occurring, we are not experiencing the corresponding uplift in our industry that was typical in previous recoveries.  In Europe, we do not anticipate any significant changes to the recessionary conditions that continue to take their toll on the labor market.

An additional challenge for us will be to meet the 2014 provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”).  The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, will subject us to a potential penalty unless we offer to our employees minimal essential coverage that is affordable and provides minimum value.  In order to comply with the Acts, Kelly intends to begin offering health care coverage in 2014 to all temporary employees eligible for coverage under the Acts.

Estimating the costs of complying with the Acts is difficult due to a variety of factors associated with our temporary employee population, including:  the number of employees who are eligible for coverage; the percentage of eligible employees who will enroll for health care coverage; the number of months during the following year that those employees who accept coverage remain an employee; determination of the appropriate employee contribution share for affordability purposes; the cost and availability of health care coverage that meets the Acts’ requirements; and the cost of implementation and ongoing administrative costs of compliance.  Taking these factors into consideration, we preliminarily estimate compliance costs to approximate one percent of U.S. cost of services.  Although we intend to pass ongoing costs on to our customers, there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover the increased costs, and the net financial impact on our results of operations could be significant.

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

Financial Measures – Operating Margin and Constant Currency

Operating margin (earnings from operations divided by revenue from services) in the following tables is a ratio used to measure the Company’s pricing strategy and operating efficiency.  Constant currency (“CC”) change amounts are non-GAAP measures.  CC change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2013 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2012.  We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations.

Results of Operations
Total Company - First Quarter
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from Services	$1,314.8	$1,354.8	(3.0)%		(2.7	) %
Fee-based income	36.7	36.6	0.2		0.6
Gross profit	216.9	223.7	(3.1)		(2.8)
Total SG&A expenses	209.8	209.0	0.4		0.6
Earnings from Operations	7.1	14.7	(51.8)

Gross profit rate	16.5%	16.5%	-	pts.
Expense rates:
% of revenue	16.0	15.4	0.6
% of gross profit	96.7	93.4	3.3
Operating margin	0.5	1.1	(0.6)

Total Company revenue for the first quarter of 2013 was down 3% in comparison to the prior year and down 3% on a CC basis.  This reflected a 9% decrease in hours worked, partially offset by a 6% increase in average bill rates on a CC basis.  Hours decreased in our staffing business in all three regions.  The decrease in the Americas and EMEA was due, in large part, to the economic uncertainty existing in both regions, while the decline in APAC was due to decisions we made to exit low-margin business in India.  The improvement in average bill rates was primarily due to the mix of countries, particularly the business we exited in India with very low average bill rates.

Compared to the first quarter of 2012, the gross profit rate was flat.  An increase in the gross profit rate in OCG and slight increase in the Americas region was offset by decreases in the EMEA and APAC regions.

Selling, general and administrative (“SG&A”) expenses increased slightly year over year.  Included in SG&A expenses in the first quarter is $3 million for a settlement with the state of Delaware related to unclaimed property examinations.

Income tax benefit for the first quarter of 2013 was $7 million (-110.9%), compared to tax expense of $5 million (34.6%) for the first quarter of 2012.  The first quarter 2013 income tax expense was impacted by the work opportunity credit, which was retroactively reinstated on January 2, 2013, and resulted in a first quarter 2013 tax benefit of $10 million that would have been recognized in 2012 if the law had been in effect at year-end 2012.

Diluted earnings from continuing operations per share for the first quarter of 2013 were $0.34, as compared to $0.24 for the first quarter of 2012.

Earnings from discontinued operations for the first quarter of 2012 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas - First Quarter
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from Services	$889.3	$919.4	(3.3)%		(3.0	) %
Fee-based income	7.8	6.9	13.4		14.0
Gross profit	133.9	138.2	(3.1)		(2.9)
Total SG&A expenses	109.2	102.9	6.1		6.3
Earnings from Operations	24.7	35.3	(30.0)

Gross profit rate	15.1%	15.0%	0.1	pts.
Expense rates:
% of revenue	12.3	11.2	1.1
% of gross profit	81.6	74.5	7.1
Operating margin	2.8	3.8	(1.0)

The change in Americas revenue represents a 4% decrease in hours worked, partially offset by a 1% increase in average bill rates on a CC basis.  During the first quarter of 2013, the PT segment revenue was relatively flat, while Commercial segment revenue declined 4%.  The PT segment result was due to increases in hours and revenues in our engineering and health care services, offset by decreases in our science, IT and finance practices.  Many of our customers in the higher-end PT market are completing projects, then delaying new project implementations.  The decrease in Commercial segment revenue was driven primarily by decreases in our office-clerical and electronic assembly service lines, somewhat offset by growth in our educational staffing business due to new customer wins.  We believe this slowing demand continues to be a reflection of economic uncertainties in the region.  Americas represented 68% of total Company revenue in the first quarter of both 2013 and 2012.

The increase in our gross profit rate was due to the effect of increased fee-based income.  Fee-based income, which is included in revenue from services, has a significant impact on gross profit rates.  There are very low direct costs of services associated with fee-based income.  Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.

Americas SG&A expenses increased 6% over the prior year.  Included in Americas SG&A expenses for the first quarter of 2013 is the $3 million unclaimed property settlement noted above.  The remainder of the increase in SG&A expenses is due to continued investments in PT, our centralized operations staff to support our largest customers and investments in our technology infrastructure.

Total EMEA - First Quarter
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from Services	$244.5	$255.2	(4.2)%		(4.1	) %
Fee-based income	9.5	10.7	(11.3)		(11.2)
Gross profit	41.8	44.8	(6.7)		(6.6)
SG&A expenses excluding restructuring charges	42.2	44.5	(5.2)
Restructuring charges	(0.2)	-	NM
Total SG&A expenses	42.0	44.5	(5.6)		(5.5)
Earnings from Operations	(0.2)	0.3	NM

Gross profit rate	17.1%	17.6%	(0.5)	pts.
Expense rates (excluding restructuring charges):
% of revenue	17.2	17.4	(0.2)
% of gross profit	100.8	99.2	1.6
Operating margin	(0.1)	0.1	(0.2)

The change in EMEA revenue from services reflected a 7% decrease in hours worked.  The decrease primarily reflects the difficult economic environment in the European Union, mainly in France, Portugal, Germany and Italy.  However, we also saw a decrease in our hours in Russia and the U.K., where we were focused on gaining higher-margin customers.  The decrease in volume was partially offset by a 3% increase in average bill rates on a CC basis.  This was the result of average bill rate increases in Switzerland and France, due to favorable customer mix and Russia and the U.K. where, as noted above, we were focused on higher-margin customers.  EMEA represented 19% of total Company revenue in the first quarter of both 2013 and 2012.

The EMEA gross profit rate decreased due to both a mix change, where higher-margin retail business decreased while lower-margin corporate accounts increased, and a decrease in fee-based income in the Eurozone due to the economic environment.  The effect of these decreases, which accounted for 110 basis points, was partially offset by the effect of a tax credit related to a new law in France, the CICE tax credit, which has been introduced to enhance the competitiveness of businesses in France.  The effect of this credit, which is recorded in cost of services, accounted for 60 basis points.

The decrease in SG&A expenses excluding restructuring charges was primarily due to a reduction of full-time employees in specific countries.  Restructuring costs recorded in the first quarter of 2013 reflect the adjustments to prior restructuring costs in the U.K., France and Italy.

Total APAC - First Quarter
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from Services	$91.7	$101.1	(9.4)%		(9.0	) %
Fee-based income	4.7	7.3	(36.2)		(35.4)
Gross profit	14.9	18.3	(18.7)		(18.1)
SG&A expenses excluding restructuring charges	15.6	19.7	(20.9)
Restructuring charges	0.2	-	NM
Total SG&A expenses	15.8	19.7	(19.9)		(19.3)
Earnings from Operations	(0.9)	(1.4)	35.7

Gross profit rate	16.2%	18.1%	(1.9)	pts.
Expense rates (excluding restructuring charges):
% of revenue	17.0	19.4	(2.4)
% of gross profit	104.7	107.6	(2.9)
Operating margin	(1.0)	(1.4)	0.4

The change in total APAC revenue reflected a 30% decrease in hours worked, partially offset by a 34% increase in average bill rates on a CC basis.  Excluding the 2012 results from the North Asia operations which were deconsolidated in the fourth quarter of 2012, APAC revenue declined 7% on a constant currency basis.  The change in hours worked was due to: the decrease in hours worked in Australia and New Zealand, which were impacted by the loss of large customers and fewer temporary employees in the automotive sector in Australia; the move to exit low-margin customers as well as the subsequent loss of certain customers in India; and a reduction in the number of temporary employees in Malaysia and New Zealand related to the conversion of employees from temporary to permanent and management of such employees in-house.  The increase in average bill rates was the result of the customer mix changes from last year’s exits of low-margin customers in India, as well as higher billing rates per hour related to overtime from the seasonal projects in Singapore and Malaysia.   APAC revenue represented 7% of total Company revenue in the first quarter of 2013 and 8% in the first quarter of 2012.

Excluding the North Asia operations from 2012 results, the APAC gross profit rate decreased 60 basis points, due to a decrease in fee-based income.  Fee-based income decreased 17% on a constant currency basis excluding the North Asia operations, with all APAC countries, excluding India, experiencing declines.  The decrease in fees is attributed to the weakening economic climate in Australia and New Zealand and lower productivity levels in Singapore and Malaysia, due to high turnover in consultants.

SG&A expenses declined 10% on a constant currency basis, excluding the North Asia operations from 2012 results.  This change was the result of lower salaries due to a decision to intentionally hold positions open in response to volume pressures in the region, particularly in Australia and New Zealand, where there has been a 22% drop in full-time headcount.

OCG - First Quarter
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from Services	$99.0	$86.7	14.2%		14.4%
Fee-based income	14.6	11.6	25.8		26.3
Gross profit	27.1	23.1	17.0		17.3
Total SG&A expenses	25.4	22.6	12.2		12.5
Earnings from Operations	1.7	0.5	233.4

Gross profit rate	27.3%	26.7%	0.6	pts.
Expense rates:
% of revenue	25.6	26.1	(0.5)
% of gross profit	93.8	97.8	(4.0)
Operating margin	1.7	0.6	1.1

Revenue from services in the OCG segment increased during the first quarter of 2013 due to growth in BPO of 30% and CWO growth of 13%.  Fee-based income represents primarily the CWO practice area.  The revenue growth in BPO and CWO was due to expansion of programs with existing customers.  OCG revenue represented 8% of total Company revenue in the first quarter of 2013 and 6% in the first quarter of 2012.

The OCG gross profit rate increased primarily due to increased volume mix in the higher-margin BPO and CWO practice areas.  The increase in SG&A expenses is primarily the result of support costs associated with increased volumes on existing programs in our BPO and CWO practice areas, as well as new customer program implementations.

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

Cash and Equivalents

Cash and equivalents totaled $62 million at the end of the first quarter of 2013 and $76 million at year-end 2012.  As further described below, we generated $6 million in cash from operating activities, used $3 million of cash for investing activities and used $16 million of cash for financing activities.

Operating Activities

In the first three months of 2013, we generated $6 million in cash from operating activities, as compared to $13 million in the first three months of 2012.  The decrease in cash generated was due to higher additional working capital requirements.

Trade accounts receivable totaled $1 billion at the end of the first quarter of 2013.  Global days sales outstanding were 54 days at the end of the first quarter of both 2013 and 2012.

Our working capital position was $450 million at the end of the first quarter of 2013, a decrease of $20 million from year-end 2012.  The current ratio was 1.6% at the end of the first quarter of 2013 and 1.7% at year-end 2012.

Investing Activities

In the first three months of 2013, we used $3 million of cash for investing activities, compared to $4 million in the first three months of 2012.  Capital expenditures in both years relate primarily to the Company’s information technology programs, including costs for the implementation of the PeopleSoft payroll project.

Financing Activities

In the first three months of 2013, we used $16 million of cash for financing activities, compared to using $4 million in the first three months of 2012.  Debt totaled $50 million at the end of the first quarter of 2013 and $64 million at year-end 2012.  Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company.  Our ratio of debt-to-total capital was 6.2% at the end of the first quarter of 2013 and 8.0% at year-end 2012.

The net change in short-term borrowings in the first three months of 2013 was primarily due to payments on our securitization facility.  The net change in short-term borrowings in the first three months of 2012 was primarily due to payments on our revolving credit facility.

We made dividend payments of $2 million in the first quarter of 2013 and first quarter of 2012.

New Accounting Pronouncement

See New Accounting Pronouncement footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of a new accounting pronouncement.

Contractual Obligations and Commercial Commitments

There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 14, 2013.  We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

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

At the 2013 first quarter end, we had $150 million of available capacity on our $150 million revolving credit facility and $46 million of available capacity on our $150 million securitization facility.  The securitization facility carried $48 million of short-term borrowings and $56 million of standby letters of credit related to workers’ compensation.  Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes.  While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds.  As of the 2013 first quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.

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

As of the 2013 first quarter end, we had no holdings of sovereign debt in Italy, Portugal, Ireland, Spain or Greece.  Our investment policy requires our international affiliates to contribute any excess cash balances to the Cash Pool.  We then manage this as counterparty exposure and distribute the risk among our Cash Pool provider and other banks we may designate from time to time.

As of the 2013 first quarter end, our total exposure to European receivables from our customers was $275 million, which represents 28% of total trade accounts receivable, net.  The percentage of trade accounts receivable over 90 days past due for Europe was consistent with our global experience.  Net trade accounts receivable for Italy, Portugal and Ireland, specific countries currently experiencing economic volatility, totaled $39 million as of the 2013 first quarter end.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings.  A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2013 first quarter earnings.

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

During the first quarter of 2013, the Company implemented the PeopleSoft payroll system for payroll processing in the southern and western regions of the U.S.  Management has reviewed the internal controls impacted by the implementation of the PeopleSoft payroll system and has made changes to these internal controls as appropriate.

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

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended December 30, 2012, except to update the following:

The net financial impact of recent U.S. healthcare legislation on our results of operations could be significant.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into U.S. law.  The Acts represent comprehensive healthcare reform legislation that, in addition to other provisions, will subject us to a potential penalty unless we offer to our employees minimal essential coverage that is affordable and provides minimum value.  Although we intend to pass these costs on to our customers, there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover the increased costs.  Based on an approximation of the net impact of the Acts, we believe the net financial impact on our results of operations could be significant.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

December 31, 2012 through February 3, 2013	10,163	$16.01	-	$-

February 4, 2013 through March 3, 2013	297	17.10	-	$-

March 4, 2013 through March 31, 2013	-	-	-	$-

Total	10,460	$16.04	-

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees.  Accordingly, 10,460 shares were reacquired in transactions during the quarter.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 6.  Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 26 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 8, 2013

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2013

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