Form 10-Q
period 2013-06-30
KELLY SERVICES INC
filed 2013-08-07
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2013

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

At July 26, 2013, 33,897,698 shares of Class A and 3,452,585 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue from services	$1,366.9	$1,366.1	$2,681.7	$2,720.9

Cost of services	1,146.2	1,142.9	2,244.1	2,274.0

Gross profit	220.7	223.2	437.6	446.9

Selling, general and administrative expenses	202.6	199.4	412.4	408.4

Asset impairments	1.7	-	1.7	-

Earnings from operations	16.4	23.8	23.5	38.5

Other expense, net	1.6	0.5	2.6	1.1

Earnings from continuing operations before taxes	14.8	23.3	20.9	37.4

Income tax expense (benefit)	4.8	8.3	(2.0)	13.2

Earnings from continuing operations	10.0	15.0	22.9	24.2

Earnings from discontinued operations, net of tax	-	-	-	0.4

Net earnings	$10.0	$15.0	$22.9	$24.6

Basic earnings per share:
Earnings from continuing operations	$0.26	$0.40	$0.60	$0.64
Earnings from discontinued operations	$-	$-	$-	$0.01
Net earnings	$0.26	$0.40	$0.60	$0.65

Diluted earnings per share:
Earnings from continuing operations	$0.26	$0.40	$0.60	$0.64
Earnings from discontinued operations	$-	$-	$-	$0.01
Net earnings	$0.26	$0.40	$0.60	$0.65

Dividends per share	$0.05	$0.05	$0.10	$0.10

Average shares outstanding (millions):
Basic	37.2	37.0	37.2	36.9
Diluted	37.2	37.0	37.2	37.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net earnings	$10.0	$15.0	$22.9	$24.6

Other comprehensive income, net of tax:
Foreign currency translation adjustments net of tax benefit of $0.1, $0.0, $0.1 and $0.0, respectively	(2.4)	(6.1)	(9.4)	(1.1)

Unrealized gains on investment, net of tax expense of $6.6, $0.0, $11.0 and $0.0, respectively	11.5	7.3	23.8	10.3

Pension liability adjustments	-	-	-	0.3

Other comprehensive income	9.1	1.2	14.4	9.5

Comprehensive Income	$19.1	$16.2	$37.3	$34.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

ASSETS	June 30, 2013	Dec. 30, 2012
CURRENT ASSETS:
Cash and equivalents	$70.3	$76.3
Trade accounts receivable, less allowances of $9.8 and $10.4, respectively	1,038.8	1,013.9
Prepaid expenses and other current assets	60.0	57.5
Deferred taxes	39.0	44.9
Total current assets	1,208.1	1,192.6

PROPERTY AND EQUIPMENT:
Property and equipment	337.5	337.6
Accumulated depreciation	(250.3)	(247.7)
Net property and equipment	87.2	89.9

NONCURRENT DEFERRED TAXES	103.1	82.8

GOODWILL, NET	90.3	89.5

OTHER ASSETS	227.8	180.9
TOTAL ASSETS	$1,716.5	$1,635.7
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$83.2	$64.1
Accounts payable and accrued liabilities	289.2	295.6
Accrued payroll and related taxes	277.9	264.5
Accrued insurance	31.2	32.8
Income and other taxes	64.9	65.3
Total current liabilities	746.4	722.3

NONCURRENT LIABILITIES:
Accrued insurance	41.4	43.5
Accrued retirement benefits	123.2	111.0
Other long-term liabilities	28.2	17.9
Total noncurrent liabilities	192.8	172.4

Commitments and contingencies (See contingencies footnote)

STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2013 and 2012	36.6	36.6
Class B common stock, shares issued 3.5 at 2013 and 2012	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.9 shares at 2013 and 2012	(60.0)	(61.0)
Class B common stock	(0.6)	(0.6)
Paid-in capital	28.9	27.1
Earnings invested in the business	719.1	700.0
Accumulated other comprehensive income	49.8	35.4
Total stockholders' equity	777.3	741.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,716.5	$1,635.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	-	-	-	-
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	-	-	-	-
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(60.5)	(66.0)	(61.0)	(66.3)
Exercise of stock options, restricted stock and other	0.5	3.4	1.0	3.7
Balance at end of period	(60.0)	(62.6)	(60.0)	(62.6)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock and other	-	-	-	-
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	27.8	29.8	27.1	28.8
Exercise of stock options, restricted stock and other	1.1	(2.4)	1.8	(1.4)
Balance at end of period	28.9	27.4	28.9	27.4

Earnings Invested in the Business
Balance at beginning of period	711.0	665.2	700.0	657.5
Net earnings	10.0	15.0	22.9	24.6
Dividends	(1.9)	(1.9)	(3.8)	(3.8)
Balance at end of period	719.1	678.3	719.1	678.3

Accumulated Other Comprehensive Income
Balance at beginning of period	40.7	24.5	35.4	16.2
Other comprehensive income, net of tax	9.1	1.2	14.4	9.5
Balance at end of period	49.8	25.7	49.8	25.7

Stockholders' Equity at end of period	$777.3	$708.3	$777.3	$708.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions of dollars)

	26 Weeks Ended
	June 30, 2013	July 1, 2012

Cash flows from operating activities:
Net earnings	$22.9	$24.6
Noncash adjustments:
Impairment of assets	1.7	-
Depreciation and amortization	10.5	11.6
Provision for bad debts	0.5	0.6
Stock-based compensation	2.6	2.1
Other, net	0.7	-
Changes in operating assets and liabilities	(53.1)	(33.0)

Net cash (used in) from operating activities	(14.2)	5.9

Cash flows from investing activities:
Capital expenditures	(7.7)	(9.8)
Other investing activities	(0.2)	-

Net cash used in investing activities	(7.9)	(9.8)

Cash flows from financing activities:
Net change in short-term borrowings	19.1	(7.8)
Dividend payments	(3.8)	(3.8)

Net cash from (used in) financing activities	15.3	(11.6)

Effect of exchange rates on cash and equivalents	0.8	(0.3)

Net change in cash and equivalents	(6.0)	(15.8)
Cash and equivalents at beginning of period	76.3	81.0

Cash and equivalents at end of period	$70.3	$65.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2013 (the 2012 consolidated financial statements). The Company’s second fiscal quarter ended on June 30, 2013 (2013) and July 1, 2012 (2012), each of which contained 13 weeks. The corresponding 2013 and 2012 year-to-date periods each contained 26 weeks.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Earnings from discontinued operations in 2012 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

2. Fair Value Measurements

Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of second quarter-end 2013 and year-end 2012 by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As Of Second Quarter-End 2013

Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.6	$2.6	$-	$-
Available-for-sale investment	69.4	69.4	-	-

Total assets at fair value	$72.0	$72.0	$-	$-

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

Money market funds as of second quarter-end 2013 and as of year-end 2012 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet as of second quarter-end 2013 and prepaid expenses and other current assets as of year-end 2012. The valuations were based on quoted market prices of those accounts as of the respective period end.

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $11.5 million for the 13 weeks ended 2013 and unrealized gain of $7.3 million for the 13 weeks ended 2012 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $23.8 million for the 26 weeks ended 2013 and unrealized gain of $10.3 million for the 26 weeks ended 2012 was recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this investment was $20.9 million as of the second quarter-end 2013 and $24.1 million at year-end 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

We evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, based on estimated undiscounted future cash flows. During the second quarter of 2013, a triggering event for the evaluation of certain long-lived assets for impairment occurred as the Company made the decision to exit the executive search business operating in an asset group within Germany that was associated with the OCG business segment. Based on the Company’s estimates as of the 2013 second quarter end, a $1.7 million reduction in the carrying value of OCG intangible assets was recorded. The resulting expense was recorded in the asset impairments line on the consolidated statement of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

3. Restructuring

Restructuring costs incurred in the second quarter and first six months of 2013 totaled $0.8 million and primarily related to severance costs from the decision to exit the executive search business of OCG in Germany. Restructuring costs incurred in the second quarter and first six months of 2012 amounted to a credit of $2.2 million and primarily related to adjustments to estimated lease termination costs for EMEA Commercial branches that closed in prior years. These costs were reported as a component of SG&A expenses.

A summary of the balance sheet accrual related to global restructuring costs follows (in millions of dollars):

Balance at beginning of year	$2.4

Reductions for cash payments	(1.1)

Balance at first quarter-end 2013	1.3

Amounts charged to operations	0.8
Reductions for cash payments	(0.7)

Balance at second quarter-end 2013	$1.4

The remaining balance of $1.4 million as of the 2013 second quarter end represents primarily future lease payments and is expected to be paid by 2015. On a quarterly basis, the Company reassesses the accrual associated with restructuring costs and adjusts it as necessary.

4. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, net of tax, during the 26 weeks ended 2013 are included in the table below. Amounts in parentheses indicate debits. There were no reclassification adjustments out of accumulated other comprehensive income during the 13 and 26 weeks ended 2013.

	26 Weeks Ended 2013
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)

Beginning balance	$24.9	$13.6	$(3.1)	$35.4
Other comprehensive income (loss)	(9.4)	23.8	-	14.4

Ending balance	$15.5	$37.4	$(3.1)	$49.8

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

5. Earnings Per Share

The reconciliation of basic and diluted earnings per share on common stock for the 13 and 26 weeks ended 2013 and 2012 follows (in millions of dollars except per share data):

	13 Weeks Ended		26 Weeks Ended
	2013	2012	2013	2012

Earnings from continuing operations	$10.0	$15.0	$22.9	$24.2
Less: Earnings allocated to participating securities	(0.3)	(0.4)	(0.6)	(0.6)
Earnings from continuing operations available to common shareholders	$9.7	$14.6	$22.3	$23.6

Earnings from discontinued operations	$-	$-	$-	$0.4
Less: Earnings allocated to participating securities	-	-	-	-
Earnings from discontinued operations available to common shareholders	$-	$-	$-	$0.4

Net Earnings	$10.0	$15.0	$22.9	$24.6
Less: Earnings allocated to participating securities	(0.3)	(0.4)	(0.6)	(0.6)
Net Earnings available to common shareholders	$9.7	$14.6	$22.3	$24.0

Basic earnings per share on common stock:
Earnings from continuing operations	$0.26	$0.40	$0.60	$0.64
Earnings from discontinued operations	$-	$-	$-	$0.01
Net earnings	$0.26	$0.40	$0.60	$0.65

Diluted earnings per share on common stock:
Earnings from continuing operations	$0.26	$0.40	$0.60	$0.64
Earnings from discontinued operations	$-	$-	$-	$0.01
Net earnings	$0.26	$0.40	$0.60	$0.65

Average common shares outstanding (millions):
Basic	37.2	37.0	37.2	36.9
Diluted	37.2	37.0	37.2	37.0

Stock options representing 0.3 million and 0.4 million shares, respectively, for the 13 weeks ended 2013 and 2012, and 0.4 million shares for the 26 weeks ended 2013 and 2012 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

6. Other Expense, Net

Included in other expense, net for the 13 and 26 weeks ended 2013 and 2012 are the following:

	13 Weeks Ended		26 Weeks Ended
	2013	2012	2013	2012
	(In millions of dollars)		(In millions of dollars)
Interest income	$0.1	$0.2	$0.2	$0.8
Interest expense	(0.8)	(0.9)	(1.5)	(1.9)
Dividend income	0.3	0.3	0.3	0.3
Net loss on equity investment	(0.5)	-	(0.8)	-
Foreign exchange losses	(0.7)	(0.1)	(0.8)	(0.3)

Other expense, net	$(1.6)	$(0.5)	$(2.6)	$(1.1)

7. Contingencies

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

The Company has settled its unclaimed property examination by Delaware, its state of incorporation, for $4.5 million. Types of property under exam included payroll and accounts payable checks and accounts receivable credits, covering all reporting years through and including 2012. Accordingly, the Company recorded an additional reserve of $3.0 million in the first quarter of 2013. The Company paid this settlement during the second quarter of 2013.

8. Segment Disclosures

The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision maker to determine resource allocation and assess performance. The Company’s seven reporting segments are: (1) Americas Commercial, (2) Americas Professional and Technical (“Americas PT”), (3) Europe, Middle East and Africa Commercial (“EMEA Commercial”), (4) Europe, Middle East and Africa Professional and Technical (“EMEA PT”), (5) Asia Pacific Commercial (“APAC Commercial”), (6) Asia Pacific Professional and Technical (“APAC PT”), and (7) Outsourcing and Consulting Group (“OCG”).

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

8. Segment Disclosures (continued)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings from continuing operations before taxes, for the 13 and 26 weeks ended 2013 and 2012. Asset information by reportable segment is not presented, since the Company does not produce such information internally, nor does it use such data to manage its business.

	13 Weeks Ended		26 Weeks Ended
	2013	2012	2013	2012
	(In millions of dollars)		(In millions of dollars)
Revenue from Services:
Americas Commercial	$648.8	$668.6	$1,287.1	$1,337.9
Americas PT	259.6	262.4	510.6	512.5
Total Americas Commercial and PT	908.4	931.0	1,797.7	1,850.4

EMEA Commercial	219.8	213.7	420.8	426.7
EMEA PT	43.1	41.6	86.6	83.8
Total EMEA Commercial and PT	262.9	255.3	507.4	510.5

APAC Commercial	87.7	84.3	169.2	172.6
APAC PT	10.0	12.8	20.2	25.6
Total APAC Commercial and PT	97.7	97.1	189.4	198.2

OCG	109.9	91.4	208.9	178.1

Less: Intersegment revenue	(12.0)	(8.7)	(21.7)	(16.3)

Consolidated Total	$1,366.9	$1,366.1	$2,681.7	$2,720.9

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

8. Segment Disclosures (continued)

	13 Weeks Ended		26 Weeks Ended
	2013	2012	2013	2012
	(In millions of dollars)		(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$94.2	$97.7	$187.7	$195.7
Americas PT gross profit	41.1	39.7	81.5	79.9
Americas Region gross profit	135.3	137.4	269.2	275.6
Americas Region SG&A expenses	(103.8)	(99.0)	(213.0)	(201.9)
Americas Region Earnings from Operations	31.5	38.4	56.2	73.7

EMEA Commercial gross profit	33.8	34.2	64.9	67.7
EMEA PT gross profit	10.5	10.9	21.2	22.2
EMEA Region gross profit	44.3	45.1	86.1	89.9
EMEA Region SG&A expenses	(39.9)	(39.7)	(81.9)	(84.2)
EMEA Region Earnings from Operations	4.4	5.4	4.2	5.7

APAC Commercial gross profit	12.5	12.5	24.1	25.6
APAC PT gross profit	3.8	5.3	7.1	10.5
APAC Region gross profit	16.3	17.8	31.2	36.1
APAC Region SG&A expenses	(15.4)	(19.0)	(31.2)	(38.7)
APAC Region Earnings (Loss) from Operations	0.9	(1.2)	-	(2.6)

OCG gross profit	25.6	23.7	52.7	46.8
OCG SG&A expenses	(26.4)	(22.8)	(51.8)	(45.4)
OCG asset impairment	(1.7)	-	(1.7)	-
OCG (Loss) Earnings from Operations	(2.5)	0.9	(0.8)	1.4

Less: Intersegment gross profit	(0.8)	(0.8)	(1.6)	(1.5)
Less: Intersegment SG&A expenses	0.8	0.8	1.6	1.5
Net Intersegment Activity	-	-	-	-

Corporate	(17.9)	(19.7)	(36.1)	(39.7)
Consolidated Total	16.4	23.8	23.5	38.5
Other Expense, Net	1.6	0.5	2.6	1.1
Earnings From Continuing Operations
Before Taxes	$14.8	$23.3	$20.9	$37.4

9.   New Accounting Pronouncement

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Staffing Industry

The worldwide staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. Demand for temporary services is highly dependent on the overall strength of the global economy and labor markets. In periods of economic growth, demand for temporary services generally increases, and the need to recruit, screen, train, retain and manage a pool of employees who match the skills required by particular customers becomes critical. Conversely, during an economic downturn, competitive pricing pressures can pose a threat to retaining a qualified temporary workforce. Accordingly, the on-going economic crisis in the Eurozone and slow recovery from recession in the U.S. have impacted all staffing firms over the last several years.

Our Business

Kelly Services is a global staffing company, providing innovative workforce solutions for customers in a variety of industries. Our staffing operations are divided into three regions, Americas, EMEA and APAC, with commercial and professional and technical staffing businesses in each region. As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global OCG business. We are forging strategic relationships with our customers to help them manage their flexible workforces, through outsourcing, consulting, recruitment, career transition and vendor management services.

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

Our Strategy and Outlook

Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry. To achieve this, we are focused on the following key areas:

●	Maintain our core strengths in commercial staffing in markets;
●	Grow our professional and technical solutions;
●	Transform our OCG segment into a market-leading provider of talent supply chain management;
●	Capture permanent placement growth in selected specialties; and
●	Lower our costs through deployment of efficient service delivery models.

Despite the clarity of our objectives, the global economy’s uneven and subpar growth continues to impact our business. These constraints were evident in Kelly’s second quarter results, with revenue up less than 1% year over year. However, even with the challenging global economic backdrop, we delivered solid operational performance in two key areas. During the second quarter of 2013:

●	We increased revenue and fees by over 20% year over year in our OCG segment, confirming that our direction aligns with increased market demand for outsourced solutions.

●

While continuing to make strategic investments, including significant investments in OCG, we continued to practice effective expense control. Total company expenses increased by only 2% in comparison to the prior year.

At 0.7% for the second quarter of 2013, our return on sales (“ROS”) is still well below our long-term goal of 4.0%. To make significant progress against our ROS goal and better leverage our business, we will need to see stronger, more sustained economic growth accompanied by growing demand for full-time and temporary labor.

Looking ahead, although the U.S. unemployment rate is currently below 8%, one of the primary drivers of the lower rate has been a shrinking labor force, rather than a growing demand for labor. We expect that the current tepid labor market growth across the U.S. will continue to constrain hiring in the near-term. Though modest job growth is occurring, we are not experiencing the corresponding uplift in our industry that was typical in previous recoveries. In Europe, we do not anticipate any significant changes to the economic conditions that continue to take their toll on the labor market.

An additional challenge for us will be to meet the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”). The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, will subject us to potential penalties unless we offer to our employees minimal essential coverage that is affordable and provides minimum value. In order to comply with the Acts, Kelly intends to begin offering health care coverage to all temporary employees eligible for coverage under the Acts.

Based on the recently announced delay of the employer penalty provisions and related reporting requirements of the Acts until 2015, we do not currently intend to expand employer subsidized health care coverage in 2014.  Barring a significant additional development, we will use the transition relief period to continue development and testing of system requirements, and designing of cost-effective health care offerings.  While we intend to pass related costs on to our customers, there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover the increased costs, either in total, or in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.

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

Fee-Based Income

Fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations

Total Company - Second Quarter

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$1,366.9	$1,366.1	0.1%		(0.1)%
Fee-based income	38.3	39.0	(2.2)		(1.9)
Gross profit	220.7	223.2	(1.1)		(1.3)
SG&A expenses excluding restructuring charges	201.8	201.6	0.1
Restructuring charges	0.8	(2.2)	137.5
Total SG&A expenses	202.6	199.4	1.6		1.5
Asset impairments	1.7	-	NM
Earnings from operations	16.4	23.8	(30.9)

Gross profit rate	16.1%	16.3%	(0.2	) pts.
Expense rates (excluding restructuring charges):
% of revenue	14.8	14.8	-
% of gross profit	91.4	90.3	1.1
Operating margin	1.2	1.7	(0.5)

Total Company revenue for the second quarter of 2013 was flat in comparison to the prior year. This reflected a 4% decrease in hours worked, partially offset by a 3% increase in average bill rates on a CC basis. Hours decreased in our staffing business in the Americas and APAC regions. The decrease in the Americas was due primarily to the economic uncertainty existing in the region, while the decline in APAC was due in large part to decisions we made to exit low-margin business in India. The improvement in average bill rates was primarily due to the mix of countries, particularly the business we exited in India with very low average bill rates.

Compared to the second quarter of 2012, the gross profit rate was down 20 basis points. Decreases in the gross profit rates in EMEA, APAC and OCG offset a slight increase in the gross profit rate in Americas.

Selling, general and administrative (“SG&A”) expenses increased slightly year over year. In the second quarter of 2013, the Company made the decision to exit the OCG executive search business operating in Germany. The $0.8 million of restructuring costs primarily relate to severance costs incurred from exiting this business. Restructuring costs in the second quarter of 2012 related primarily to revisions of the estimated lease termination costs for previously closed EMEA branches.

Asset impairments represent the write-off of the carrying value of long-lived assets related to the decision to exit the executive search business operating in Germany.

Income tax expense for the second quarter of 2013 was $4.8 million (32.2%), compared to $8.3 million (35.5%) for the second quarter of 2012. The 2013 tax expense benefited from work opportunity credits which were generally not available for new hires in 2012. This benefit was partially offset by the recording of a valuation allowance against deferred tax assets in Germany.

Diluted earnings from continuing operations per share for the second quarter of 2013 were $0.26, as compared to $0.40 for the second quarter of 2012.

Total Americas - Second Quarter

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$908.4	$931.0	(2.4)%		(2.6)%
Fee-based income	8.1	8.4	(4.2)		(4.0)
Gross profit	135.3	137.4	(1.6)		(1.6)
Total SG&A expenses	103.8	99.0	4.8		4.8
Earnings from operations	31.5	38.4	(18.0)

Gross profit rate	14.9%	14.8%	0.1	pts.
Expense rates:
% of revenue	11.4	10.6	0.8
% of gross profit	76.7	72.0	4.7
Operating margin	3.5	4.1	(0.6)

The change in Americas revenue represents a 4% decrease in hours worked, partially offset by a 2% increase in average bill rates on a CC basis. Americas represented 67% of total Company revenue in the second quarter of 2013 and 68% in the second quarter of 2012.

Revenue in our Commercial segment was down 3% and our PT revenue was down 1% in comparison to the prior year. The decrease in revenue in Commercial was due to revenue decreases in our office clerical and electronic assembly products, somewhat offset by increased revenue in our educational staffing business. In the PT segment, we continued to see declines in revenue in our science, IT and finance products, partially offset by growth in revenue in our engineering and health care products.

The increase in SG&A expenses was due to our continued investment in PT recruiters, our centralized operations staff to support our largest customers and investments in our technology infrastructure.

Total EMEA - Second Quarter

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$262.9	$255.3	3.0%		2.6%
Fee-based income	9.1	10.6	(14.9)		(14.6)
Gross profit	44.3	45.1	(1.6)		(2.2)
SG&A expenses excluding restructuring charges	39.9	41.9	(4.7)
Restructuring charges	-	(2.2)	101.8
Total SG&A expenses	39.9	39.7	0.5		-
Earnings from operations	4.4	5.4	(17.3)

Gross profit rate	16.9%	17.6%	(0.7	) pts.
Expense rates (excluding restructuring charges):
% of revenue	15.2	16.4	(1.2)
% of gross profit	90.1	93.0	(2.9)
Operating margin	1.7	2.1	(0.4)

The change in EMEA revenue from services reflected a 2% increase in hours worked, combined with a 2% increase in average bill rates on a CC basis. This change was due to strong performance in Switzerland, Portugal, France and Hungary, related to increased business with certain customers or new customer wins. EMEA represented 19% of total Company revenue in the second quarter of both 2013 and 2012.

The EMEA gross profit rate decreased due to growth in lower-margin corporate accounts and a decrease in fee-based income. The decline in fee-based income was due to the unfavorable economic environment in the Eurozone. The effect of these decreases, which accounted for 160 basis points, was partially offset by the reversal of previously accrued training costs for temporary employees in the Netherlands and the effect of the CICE tax credit in France. The CICE tax credit is related to a new law which has been introduced to enhance the competitiveness of businesses in France. These credits, which were recorded in cost of services, improved the reported gross profit rate by approximately 90 basis points.

The change in SG&A expenses was primarily due to a reduction in full-time employees in specific countries. Restructuring costs recorded in the second quarter of 2012 reflect the adjustments to prior restructuring costs primarily in the U.K.

Total APAC - Second Quarter

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$97.7	$97.1	0.7%		0.5%
Fee-based income	5.4	7.1	(26.2)		(25.7)
Gross profit	16.3	17.8	(8.8)		(8.8)
Total SG&A expenses	15.4	19.0	(19.0)		(18.9)
Earnings from operations	0.9	(1.2)	NM

Gross profit rate	16.6%	18.4%	(1.8	)pts.
Expense rates:
% of revenue	15.8	19.6	(3.8)
% of gross profit	94.7	106.6	(11.9)
Operating margin	0.9	(1.2)	2.1

The change in total APAC revenue reflected a 13% increase in average bill rates on a CC basis, partially offset by a 9% decrease in hours worked. Excluding the 2012 results from the North Asia operations which were deconsolidated in the fourth quarter of 2012, APAC revenue increased 4% on a constant currency basis. The improvement in average bill rates was primarily due to the mix of countries, particularly the business we exited in India with very low average bill rates. The change in hours worked was due to declines in India, Malaysia and New Zealand, partially offset by higher hours for larger accounts in Australia and Indonesia. APAC revenue represented 7% of total Company revenue in the second quarter of both 2013 and 2012.

Excluding the North Asia operations from 2012 results, the APAC gross profit rate decreased 20 basis points, due to a decrease in temporary rates, mainly in Australia. Fee-based income remained flat on a CC basis excluding the North Asia operations. Australia and India professional and technical fee revenue grew significantly, while fees in all of the other APAC countries decreased.

SG&A expenses declined 9% on a CC basis, excluding the North Asia operations from 2012 results. This change was due to a reduction in headcount as a result of improved productivity.

OCG - Second Quarter

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$109.9	$91.4	20.2%		20.3%
Fee-based income	15.7	12.8	23.1		23.3
Gross profit	25.6	23.7	8.4		8.5
SG&A expenses excluding restructuring charges	25.6	22.8	12.4
Restructuring charges	0.8	-	NM
Total SG&A expenses	26.4	22.8	15.6		15.6
Asset impairments	1.7	-	NM
Earnings from operations	(2.5)	0.9	NM

Gross profit rate	23.3%	25.9%	(2.6	) pts.
Expense rates (excluding restructuring charges):
% of revenue	23.3	25.0	(1.7)
% of gross profit	100.1	96.5	3.6
Operating margin	(2.2)	0.9	(3.1)

Revenue from services in the OCG segment increased during the second quarter of 2013 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 32% year over year and revenue in CWO, which represents most of the fee-based income, grew by 25%. The revenue growth in BPO and CWO was due to expansion of programs with existing customers and new customers. OCG revenue represented 8% of total Company revenue in the second quarter of 2013 and 7% in the second quarter of 2012.

The OCG gross profit rate decreased primarily due to cost of services incurred to significantly grow a large program ahead of the revenue stream, practice area mix, as well as higher growth in our lower margin business. The increase in SG&A expenses is primarily the result of support costs associated with increased volumes on existing programs in our BPO and CWO practice areas, as well as new customer program implementations.

During the second quarter of 2013, the Company made the decision to exit the executive search business operating in Germany. In connection with this decision, we recognized $1.7 million of asset impairments, representing the carrying value of long-lived assets related to the executive search business, along with $0.8 million of restructuring costs, representing primarily severance costs.

Results of Operations

Total Company - June Year to Date

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$2,681.7	$2,720.9	(1.4)%		(1.4)%
Fee-based income	75.0	75.6	(1.0)		(0.7)
Gross profit	437.6	446.9	(2.1)		(2.0)
SG&A expenses excluding restructuring charges	411.6	410.6	0.2
Restructuring charges	0.8	(2.2)	138.8
Total SG&A expenses	412.4	408.4	1.0		1.1
Asset impairments	1.7	-	NM
Earnings from operations	23.5	38.5	(38.9)

Gross profit rate	16.3%	16.4%	(0.1	) pts.
Expense rates (excluding restructuring charges):
% of revenue	15.3	15.1	0.2
% of gross profit	94.1	91.9	2.2
Operating margin	0.9	1.4	(0.5)

Total Company revenue for the first six months of 2013 was down 1% in comparison to the prior year and down 1% on a CC basis. This reflected a 6% decrease in hours worked, partially offset by a 4% increase in average bill rates on a CC basis. Hours decreased in our staffing business in all three regions. The decrease in the Americas and EMEA was due, in large part, to the economic uncertainty existing in both regions, while the decline in APAC was due to decisions we made to exit low-margin business in India. The improvement in average bill rates was primarily due to the mix of countries, particularly India, where we exited business with very low average bill rates.

Compared to the first six months of 2012, the gross profit rate was down slightly. Decreases in the gross profit rate in EMEA, APAC and OCG were partially offset by a slight increase in the Americas gross profit rate.

We regularly update our estimates of open workers’ compensation claims. As a result, we reduced our estimated costs of prior year workers’ compensation claims by $3.3 million for the first six months of 2013. This compares to an adjustment reducing prior year workers’ compensation claims by $3.8 million for the first six months of 2012.

SG&A expenses increased slightly year over year. Included in SG&A expenses in the first six months of 2013 is $3.0 million for a settlement with the state of Delaware related to unclaimed property examinations. Restructuring costs in the first six months of 2013 primarily relate to severance costs incurred from exiting the OCG executive search business operating in Germany. Restructuring costs in the first six months of 2012 related primarily to revisions of the estimated lease termination costs for previously closed EMEA branches.

Income tax benefit for the first six months of 2013 was $2.0 million (-9.7%), compared to tax expense of $13.2 million (35.2%) for the first six months of 2012. The first six months of 2013 income tax expense was impacted by the work opportunity credit, which was retroactively reinstated on January 2, 2013, and resulted in a first quarter 2013 tax benefit of $9.7 million that would have been recognized in 2012 if the law had been in effect at year-end 2012.

Diluted earnings from continuing operations per share for the first six months of 2013 were $0.60, as compared to $0.64 for the first six months of 2012.

Earnings from discontinued operations for the first six months of 2012 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas - June Year to Date

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$1,797.7	$1,850.4	(2.9)%		(2.8)%
Fee-based income	15.9	15.3	3.7		4.1
Gross profit	269.2	275.6	(2.3)		(2.2)
Total SG&A expenses	213.0	201.9	5.5		5.6
Earnings from operations	56.2	73.7	(23.7)

Gross profit rate	15.0%	14.9%	0.1	pts.
Expense rates:
% of revenue	11.8	10.9	0.9
% of gross profit	79.1	73.3	5.8
Operating margin	3.1	4.0	(0.9)

The change in Americas revenue represents a 4% decrease in hours worked, partially offset by a 1% increase in average bill rates on a CC basis. Americas represented 67% of total Company revenue in the first six months of 2013 and 68% in the first six months of 2012.

Revenue in our Commercial segment was down 4% and our PT revenue declined less than 1% in comparison to the prior year. The decrease in revenue in Commercial is due to revenue decreases in our office clerical and electronic assembly products, somewhat offset by increased revenue in our educational staffing business. In the PT segment, we continued to see declines in revenue in our science, IT and finance products, partially offset by growth in revenue in our engineering and health care products.

The increase in SG&A expenses was due to a $3.0 million, one-time charge in the first quarter of 2013 relating to an unclaimed property settlement, coupled with our continued investment in PT recruiters, our centralized operations staff to support our largest customers and investments in our technology infrastructure.

Total EMEA - June Year to Date

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$507.4	$510.5	(0.6)%		(0.7)%
Fee-based income	18.6	21.3	(13.1)		(12.9)
Gross profit	86.1	89.9	(4.2)		(4.4)
SG&A expenses excluding restructuring charges	82.1	86.4	(5.0)
Restructuring charges	(0.2)	(2.2)	93.8
Total SG&A expenses	81.9	84.2	(2.7)		(2.9)
Earnings from operations	4.2	5.7	(25.7)

Gross profit rate	17.0%	17.6%	(0.6	)pts.
Expense rates (excluding restructuring charges):
% of revenue	16.2	16.9	(0.7)
% of gross profit	95.2	96.1	(0.9)
Operating margin	0.8	1.1	(0.3)

The change in EMEA revenue from services reflected a 3% decrease in hours worked, partially offset by a 2% increase in average bill rates on a CC basis. The decrease in hours was due primarily to U.K., France, Norway and Russia, reflecting the difficult economic environment in Europe. The increase in average bill rates was due to favorable country mix. EMEA revenue represented 19% of total Company revenue in the first six months of both 2013 and 2012.

The EMEA gross profit rate decreased due to both a mix change, where higher-margin retail business decreased while lower-margin corporate accounts increased, and a decrease in fee-based income in the Eurozone due to the economic environment. The effect of these decreases, which accounted for 110 basis points, was partially offset by the effect of the CICE tax credit. This credit, which was recorded in cost of services, accounted for approximately 50 basis points.

The decrease in SG&A expenses excluding restructuring charges was primarily due to a reduction of full-time employees in specific countries. Restructuring costs recorded in the first six months of 2013 reflect the adjustments to prior restructuring costs in France and Italy. Restructuring costs recorded in the first six months of 2012 reflect the adjustments to prior restructuring costs primarily in the U.K.

Total APAC - June Year to Date

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$189.4	$198.2	(4.5)%		(4.3)%
Fee-based income	10.1	14.5	(31.2)		(30.6)
Gross profit	31.2	36.1	(13.8)		(13.5)
SG&A expenses excluding restructuring charges	31.0	38.7	(20.0)
Restructuring charges	0.2	-	NM
Total SG&A expenses	31.2	38.7	(19.4)		(19.1)
Earnings from operations	-	(2.6)	98.9

Gross profit rate	16.4%	18.2%	(1.8	) pts.
Expense rates (excluding restructuring charges):
% of revenue	16.3	19.5	(3.2)
% of gross profit	99.3	107.1	(7.8)
Operating margin	-	(1.3)	1.3

The change in total APAC revenue reflected a 23% increase in average bill rates on a CC basis, partially offset by a 21% decrease in hours worked. Excluding the 2012 results from the North Asia operations which were deconsolidated in the fourth quarter of 2012, APAC revenue declined 2% on a CC basis. The improvement in average bill rates was primarily due to the mix of countries, particularly the business we exited in India with very low average bill rates. The change in hours worked was due to higher hours for larger accounts in Australia and Indonesia, offset by declines in India, Malaysia and New Zealand. APAC revenue represented 7% of total Company revenue in the first six months of both 2013 and 2012.

Excluding the North Asia operations from 2012 results, the APAC gross profit rate decreased 40 basis points, due to a decrease in fee-based income. Fee-based income decreased 9% on a constant currency basis excluding the North Asia operations, with all APAC countries, excluding India, experiencing declines. The decrease in fees is attributable to the worsening economic outlook and high turnover in Kelly consultants.

SG&A expenses declined 10% on a CC basis, excluding the North Asia operations from 2012 results. This change was the result of lower salaries in response to volume pressures in the region.

OCG - June Year to Date

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$208.9	$178.1	17.3%		17.4%
Fee-based income	30.3	24.4	24.4		24.7
Gross profit	52.7	46.8	12.6		12.8
SG&A expenses excluding restructuring charges	51.0	45.4	12.3
Restructuring charges	0.8	-	NM
Total SG&A expenses	51.8	45.4	13.9		14.0
Asset impairments	1.7	-	NM
Earnings from operations	(0.8)	1.4	NM

Gross profit rate	25.2%	26.3%	(1.1	) pts.
Expense rates:
% of revenue	24.4	25.5	(1.1)
% of gross profit	96.8	97.1	(0.3)
Operating margin	(0.4)	0.7	(1.1)

Revenue from services in the OCG segment increased during the first six months of 2013 primarily due to growth in BPO of 31% and CWO growth of 19%. Fee-based income is primarily from the CWO practice area. The revenue growth in BPO and CWO was due to expansion of programs with existing customers and new customers. OCG revenue represented 8% of total Company revenue in the first six months of 2013 and 7% in the first six months of 2012.

The OCG gross profit rate decreased primarily due to cost of services incurred to significantly grow a large program ahead of the revenue stream. The increase in SG&A expenses excluding restructuring is primarily the result of support costs associated with increased volume with existing and new customers. Asset impairments and restructuring charges represent costs associated with the Company’s decision to exit the executive search service business in Germany.

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

Cash and Equivalents

Cash and equivalents totaled $70.3 million at the end of the second quarter of 2013 and $76.3 million at year-end 2012. As further described below, we used $14.2 million in cash for operating activities, used $7.9 million of cash for investing activities and generated $15.3 million of cash from financing activities.

Operating Activities

In the first six months of 2013, we used $14.2 million in cash for operating activities, as compared to generating $5.9 million in the first six months of 2012. The use of cash for operating activities in 2013 was primarily due to higher working capital requirements driven by an increase in global days sales outstanding.

Trade accounts receivable totaled $1.0 billion at the end of the second quarter of 2013. Global days sales outstanding were 54 days at the end of the second quarter of 2013 and 53 days at the end of the second quarter of 2012.

Our working capital position was $461.7 million at the end of the second quarter of 2013, a decrease of $8.6 million from year-end 2012. The current ratio (total current assets divided by total current liabilities) was 1.6% at the end of the first six months of 2013 and 1.7% at year-end 2012.

Investing Activities

In the first six months of 2013, we used $7.9 million of cash for investing activities, compared to $9.8 million in the first six months of 2012. Capital expenditures in both years relate primarily to the Company’s information technology programs, including costs for the implementation of the PeopleSoft payroll project.

Financing Activities

In the first six months of 2013, we generated $15.3 million of cash from financing activities, compared to using $11.6 million in the first six months of 2012. Debt totaled $83.2 million at the end of the second quarter of 2013 and $64.1 million at year-end 2012. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 9.7% at the end of the second quarter of 2013 and 8.0% at year-end 2012.

The net change in short-term borrowings in the first six months of 2013 was primarily due to additional borrowings on our U.S. securitization facility. The need for these borrowings is a result of higher working capital needs related primarily to an increase in global days sales outstanding. The net change in short-term borrowings in the first six months of 2012 was due to payments on our U.S. and Brazilian revolving credit facilities totaling $11.8 million, partially offset by additional borrowings of $4.0 million on our securitization facility.

We made dividend payments of $3.8 million in the first six months of both 2013 and 2012.

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

At the 2013 second quarter end, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $11.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $83.0 million of short-term borrowings and $56.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2013 second quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.

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

As of the 2013 second quarter end, we had no holdings of sovereign debt in Italy, Portugal, Ireland, Spain or Greece. Our investment policy requires our international affiliates to contribute any excess cash balances to the Cash Pool. We then manage this as counterparty exposure and distribute the risk among our Cash Pool provider and other banks we may designate from time to time.

As of the 2013 second quarter end, our total exposure to European receivables from our customers was $297.5 million, which represents 29% of total trade accounts receivable, net. The percentage of trade accounts receivable over 90 days past due for Europe was consistent with our global experience. Net trade accounts receivable for Italy, Portugal and Ireland, specific countries currently experiencing economic volatility, totaled $42.7 million as of the 2013 second quarter end.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2013 second quarter earnings.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended December 30, 2012 and Part II, Item 1A of the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c)	Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

April 1, 2013 through May 5, 2013	-	$-	-	$-

May 6, 2013 through June 2, 2013	750	17.71	-	$-

June 3, 2013 through June 30, 2013	13	17.71	-	$-

Total	763	$17.71	-

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 763 shares were reacquired in transactions during the quarter.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6.   Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 32 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 7, 2013

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2013

/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

 INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description

10.1*	Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated February 14, 2013.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.