Form 10-Q
period 2013-09-29
KELLY SERVICES INC
filed 2013-11-06
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                          Yes [  ] No [X]

At October 25, 2013, 33,902,577 shares of Class A and 3,452,585 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Revenue from services	$1,345.6	$1,354.2	$4,027.3	$4,075.1

Cost of services	1,125.2	1,126.7	3,369.3	3,400.7

Gross profit	220.4	227.5	658.0	674.4

Selling, general and administrative expenses	200.2	203.5	612.6	611.9

Asset impairments	-	-	1.7	-

Earnings from operations	20.2	24.0	43.7	62.5

Other expense, net	1.3	0.7	3.9	1.8

Earnings from continuing operations before taxes	18.9	23.3	39.8	60.7

Income tax expense (benefit)	0.1	6.7	(1.9)	19.9

Earnings from continuing operations	18.8	16.6	41.7	40.8

Earnings from discontinued operations, net of tax	-	-	-	0.4

Net earnings	$18.8	$16.6	$41.7	$41.2

Basic earnings per share:
Earnings from continuing operations	$0.49	$0.43	$1.09	$1.07
Earnings from discontinued operations	$-	$-	$-	$0.01
Net earnings	$0.49	$0.43	$1.09	$1.09

Diluted earnings per share:
Earnings from continuing operations	$0.49	$0.43	$1.09	$1.07
Earnings from discontinued operations	$-	$-	$-	$0.01
Net earnings	$0.49	$0.43	$1.09	$1.09

Dividends per share	$0.05	$0.05	$0.15	$0.15

Average shares outstanding (millions):
Basic	37.4	37.1	37.2	37.0
Diluted	37.4	37.1	37.3	37.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

Net earnings	$18.8	$16.6	$41.7	$41.2

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.0, $0.3, $0.1 and $0.3, respectively	4.7	5.8	(4.7)	4.7

Unrealized gains (losses) on investment, net of tax expense of $2.3, $0.0, $13.3 and $0.0, respectively	4.5	(0.5)	28.3	9.8

Pension liability adjustments, net of tax	(0.2)	-	(0.2)	0.3

Other comprehensive income	9.0	5.3	23.4	14.8

Comprehensive Income	$27.8	$21.9	$65.1	$56.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In millions)

	Sept. 29, 2013	Dec. 30, 2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$73.9	$76.3
Trade accounts receivable, less allowances of $10.0 and $10.4, respectively	1,071.8	1,013.9
Prepaid expenses and other current assets	62.0	57.5
Deferred taxes	40.3	44.9
Total current assets	1,248.0	1,192.6
PROPERTY AND EQUIPMENT:
Property and equipment	343.0	337.6
Accumulated depreciation	(255.3)	(247.7)
Net property and equipment	87.7	89.9
NONCURRENT DEFERRED TAXES	104.5	82.8
GOODWILL, NET	90.3	89.5
OTHER ASSETS	241.0	180.9
TOTAL ASSETS	$1,771.5	$1,635.7
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$58.0	$64.1
Accounts payable and accrued liabilities	308.9	295.6
Accrued payroll and related taxes	300.9	264.5
Accrued insurance	30.7	32.8
Income and other taxes	71.5	65.3
Total current liabilities	770.0	722.3
NONCURRENT LIABILITIES:
Accrued insurance	40.7	43.5
Accrued retirement benefits	129.3	111.0
Other long-term liabilities	28.0	17.9
Total noncurrent liabilities	198.0	172.4
Commitments and contingencies (See contingencies footnote)
STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2013 and 2012	36.6	36.6
Class B common stock, shares issued 3.5 at 2013 and 2012	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.7 shares at 2013 and 2.9 at 2012	(56.9)	(61.0)
Class B common stock	(0.6)	(0.6)
Paid-in capital	26.1	27.1
Earnings invested in the business	736.0	700.0
Accumulated other comprehensive income	58.8	35.4
Total stockholders' equity	803.5	741.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,771.5	$1,635.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	-	-	-	-
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	-	-	-	-
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(60.0)	(62.6)	(61.0)	(66.3)
Exercise of stock options, restricted stock and other	3.1	0.1	4.1	3.8
Balance at end of period	(56.9)	(62.5)	(56.9)	(62.5)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock and other	-	-	-	-
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	28.9	27.4	27.1	28.8
Exercise of stock options, restricted stock and other	(2.8)	0.3	(1.0)	(1.1)
Balance at end of period	26.1	27.7	26.1	27.7

Earnings Invested in the Business
Balance at beginning of period	719.1	678.3	700.0	657.5
Net earnings	18.8	16.6	41.7	41.2
Dividends	(1.9)	(1.9)	(5.7)	(5.7)
Balance at end of period	736.0	693.0	736.0	693.0

Accumulated Other Comprehensive Income
Balance at beginning of period	49.8	25.7	35.4	16.2
Other comprehensive income, net of tax	9.0	5.3	23.4	14.8
Balance at end of period	58.8	31.0	58.8	31.0

Stockholders' Equity at end of period	$803.5	$728.7	$803.5	$728.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions of dollars)

	39 Weeks Ended
	Sept. 29, 2013	Sept. 30, 2012
Cash flows from operating activities:
Net earnings	$41.7	$41.2
Noncash adjustments:
Impairment of assets	1.7	-
Depreciation and amortization	15.4	16.8
Provision for bad debts	1.1	1.2
Stock-based compensation	2.7	3.7
Other, net	0.7	-
Changes in operating assets and liabilities	(41.4)	(42.0)

Net cash from operating activities	21.9	20.9

Cash flows from investing activities:
Capital expenditures	(11.7)	(13.9)
Other investing activities	-	0.1

Net cash used in investing activities	(11.7)	(13.8)

Cash flows from financing activities:
Net change in short-term borrowings	(6.1)	(12.6)
Dividend payments	(5.7)	(5.7)
Other financing activities	0.3	0.1

Net cash used in financing activities	(11.5)	(18.2)

Effect of exchange rates on cash and equivalents	(1.1)	0.4

Net change in cash and equivalents	(2.4)	(10.7)
Cash and equivalents at beginning of period	76.3	81.0

Cash and equivalents at end of period	$73.9	$70.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2013 (the 2012 consolidated financial statements). The Company’s third fiscal quarter ended on September 29, 2013 (2013) and September 30, 2012 (2012), each of which contained 13 weeks. The corresponding 2013 and 2012 year-to-date periods each contained 39 weeks.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. During the third quarter of 2013, the Company determined that both cash and equivalents and accrued payroll and related taxes were understated by $4.8 million as of December 30, 2012. The Company determined that the impact of this error on the consolidated balance sheets and consolidated statements of cash flows was not material. As a result of correcting the error in the third quarter of 2013, changes in operating assets and liabilities and net cash from operating activities are both overstated by $4.8 million in the consolidated statements of cash flows for the 39 weeks ended September 29, 2013.

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of third quarter-end 2013 and year-end 2012 by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Third Quarter-End 2013

Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.8	$2.8	$-	$-
Available-for-sale investment	76.3	76.3	-	-

Total assets at fair value	$79.1	$79.1	$-	$-

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

Money market funds as of third quarter-end 2013 and as of year-end 2012 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet as of third quarter-end 2013 and prepaid expenses and other current assets as of year-end 2012. The valuations were based on quoted market prices of those accounts as of the respective period end.

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $4.5 million for the 13 weeks ended 2013 and unrealized loss of $0.5 million for the 13 weeks ended 2012 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $28.3 million for the 39 weeks ended 2013 and unrealized gain of $9.8 million for the 39 weeks ended 2012 were recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this yen-denominated investment was $21.1 million as of the third quarter-end 2013 and $24.1 million at year-end 2012.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

3. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, net of tax, during the 39 weeks ended 2013 are included in the table below. Amounts in parentheses indicate debits. There were no reclassification adjustments out of accumulated other comprehensive income during the 13 and 39 weeks ended 2013.

	39 Weeks Ended 2013
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)

Beginning balance	$24.9	$13.6	$(3.1)	$35.4
Other comprehensive income (loss)	(4.7)	28.3	(0.2)	23.4

Ending balance	$20.2	$41.9	$(3.3)	$58.8

 KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

4. Earnings Per Share

The reconciliation of basic and diluted earnings per share on common stock for the 13 and 39 weeks ended 2013 and 2012 follows (in millions of dollars except per share data):

	13 Weeks Ended		39 Weeks Ended
	2013	2012	2013	2012

Earnings from continuing operations	$18.8	$16.6	$41.7	$40.8
Less: Earnings allocated to participating securities	(0.4)	(0.5)	(1.0)	(1.1)
Earnings from continuing operations available to common shareholders	$18.4	$16.1	$40.7	$39.7

Earnings from discontinued operations	$-	$-	$-	$0.4
Less: Earnings allocated to participating securities	-	-	-	-
Earnings from discontinued operations available to common shareholders	$-	$-	$-	$0.4

Net Earnings	$18.8	$16.6	$41.7	$41.2
Less: Earnings allocated to participating securities	(0.4)	(0.5)	(1.0)	(1.1)
Net Earnings available to common shareholders	$18.4	$16.1	$40.7	$40.1

Basic earnings per share on common stock:
Earnings from continuing operations	$0.49	$0.43	$1.09	$1.07
Earnings from discontinued operations	$-	$-	$-	$0.01
Net earnings	$0.49	$0.43	$1.09	$1.09

Diluted earnings per share on common stock:
Earnings from continuing operations	$0.49	$0.43	$1.09	$1.07
Earnings from discontinued operations	$-	$-	$-	$0.01
Net earnings	$0.49	$0.43	$1.09	$1.09

Average common shares outstanding (millions)
Basic	37.4	37.1	37.2	37.0
Diluted	37.4	37.1	37.3	37.0

Stock options representing 0.2 million and 0.4 million shares, respectively, for the 13 weeks ended 2013 and 2012, and 0.3 million and 0.4 million shares, respectively, for the 39 weeks ended 2013 and 2012 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

5. Other Expense, Net

Included in other expense, net for the 13 and 39 weeks ended 2013 and 2012 are the following:

	13 Weeks Ended		39 Weeks Ended
	2013	2012	2013	2012
	(In millions of dollars)		(In millions of dollars)
Interest income	$0.1	$0.1	$0.3	$0.9
Interest expense	(0.7)	(0.7)	(2.2)	(2.6)
Dividend income	-	-	0.3	0.3
Net loss on equity investment	(0.3)	-	(1.1)	-
Foreign exchange losses	(0.4)	(0.1)	(1.2)	(0.4)

Other expense, net	$(1.3)	$(0.7)	$(3.9)	$(1.8)

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

During the first quarter of 2013, the Company agreed to a settlement related to its unclaimed property examination by Delaware, its state of incorporation, for $4.5 million. Types of property under exam included payroll and accounts payable checks and accounts receivable credits, covering all reporting years through and including 2012. Accordingly, the Company recorded an additional reserve of $3.0 million in the first quarter of 2013. The Company paid this settlement during the second quarter of 2013.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

7. Segment Disclosures (continued)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings from continuing operations before taxes, for the 13 and 39 weeks ended 2013 and 2012. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	13 Weeks Ended		39 Weeks Ended
	2013	2012	2013	2012
	(In millions of dollars)		(In millions of dollars)
Revenue from Services:
Americas Commercial	$617.0	$642.2	$1,904.1	$1,980.1
Americas PT	248.3	261.6	758.9	774.1
Total Americas Commercial and PT	865.3	903.8	2,663.0	2,754.2

EMEA Commercial	224.5	214.5	645.3	641.2
EMEA PT	45.1	41.5	131.7	125.3
Total EMEA Commercial and PT	269.6	256.0	777.0	766.5

APAC Commercial	87.6	85.7	256.8	258.3
APAC PT	9.1	14.3	29.3	39.9
Total APAC Commercial and PT	96.7	100.0	286.1	298.2

OCG	126.9	104.7	335.8	282.8

Less: Intersegment revenue	(12.9)	(10.3)	(34.6)	(26.6)

Consolidated Total	$1,345.6	$1,354.2	$4,027.3	$4,075.1

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

7. Segment Disclosures (continued)

	13 Weeks Ended		39 Weeks Ended
	2013	2012	2013	2012
	(In millions of dollars)		(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$86.8	$96.4	$274.5	$292.1
Americas PT gross profit	40.9	40.9	122.4	120.8
Americas Region gross profit	127.7	137.3	396.9	412.9
Americas Region SG&A expenses	(101.5)	(101.5)	(314.5)	(303.4)
Americas Region Earnings from Operations	26.2	35.8	82.4	109.5

EMEA Commercial gross profit	33.9	33.4	98.8	101.1
EMEA PT gross profit	10.8	10.5	32.0	32.7
EMEA Region gross profit	44.7	43.9	130.8	133.8
EMEA Region SG&A expenses	(40.3)	(40.0)	(122.2)	(124.2)
EMEA Region Earnings from Operations	4.4	3.9	8.6	9.6

APAC Commercial gross profit	12.7	12.8	36.8	38.4
APAC PT gross profit	3.4	6.2	10.5	16.7
APAC Region gross profit	16.1	19.0	47.3	55.1
APAC Region SG&A expenses	(14.6)	(18.8)	(45.8)	(57.5)
APAC Region Earnings (Loss) from Operations	1.5	0.2	1.5	(2.4)

OCG gross profit	32.7	28.2	85.4	75.0
OCG SG&A expenses	(26.8)	(24.2)	(78.6)	(69.6)
OCG asset impairments	-	-	(1.7)	-
OCG Earnings from Operations	5.9	4.0	5.1	5.4

Less: Intersegment gross profit	(0.8)	(0.9)	(2.4)	(2.4)
Less: Intersegment SG&A expenses	0.8	0.9	2.4	2.4
Net Intersegment Activity	0.0	0.0	0.0	0.0

Corporate	(17.8)	(19.9)	(53.9)	(59.6)
Consolidated Total	20.2	24.0	43.7	62.5
Other Expense, Net	1.3	0.7	3.9	1.8
Earnings From Continuing Operations Before Taxes	$18.9	$23.3	$39.8	$60.7

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

8. New Accounting Pronouncements

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

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date (retrospective and early adoption are also permitted). The amendments only affect gross versus net presentation and the adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Staffing Industry

The worldwide staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several staffing companies compete globally. Demand for temporary services is highly dependent on the overall strength of the global economy and labor markets. In periods of economic growth, demand for temporary services generally increases, and the need to recruit, screen, train, retain and manage a pool of employees who match the skills required by particular customers becomes critical. Conversely, during an economic downturn, demand drops, leading to competitive pricing pressures. Accordingly, the on-going economic crisis in the Eurozone and slow recovery from recession in the U.S. have impacted staffing firms of all sizes over the last several years.

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

We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing and consulting activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 56 days on a global basis. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

Our Strategy and Outlook

Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry. To achieve this, we are focused on the following key areas:

●	Maintain our core strengths in commercial staffing in key markets;

●	Grow our professional and technical solutions;

●	Transform our OCG segment into a market-leading provider of talent supply chain management;

●	Capture permanent placement growth in selected specialties; and

●	Lower our costs through deployment of efficient service delivery models.

Although our objectives remain clear, sluggish global economic growth continues to impact our business, and Kelly’s third quarter revenue was down 1% year over year. However, even with the challenging global economic backdrop, we delivered solid operational performance in two key areas. During the third quarter of 2013:

●

We increased revenue and fees by more than 20% year over year in our OCG segment, confirming that our direction aligns with increased market demand for outsourced solutions. Growth was particularly strong in the core elements of our talent supply chain management model, which continues to be a key driver of our strategic and financial progress.

●

While making additional investments, including significant investments in OCG, we continued to practice effective expense control. Total company expenses decreased by 2% in comparison to the prior year, underscoring our commitment to balancing fiscal discipline with targeted long-term growth.

At 1.4% for the third quarter of 2013, our return on sales (“ROS”) is still well below our long-term goal of 4.0%. To make significant progress against our ROS goal and better leverage our business, we will need to see stronger, more sustained economic growth accompanied by growing demand for full-time and temporary labor in the sectors that Kelly supports. In the meantime, we will continue to focus on what we can control: executing a well-formed strategy with increased speed and precision.

Looking ahead, although the U.S. unemployment rate is currently below 8%, one of the primary drivers of the lower rate has been a shrinking labor force, rather than a growing demand for labor. Though modest job growth is occurring, we are not experiencing the corresponding across-the-board uplift in our industry that was typical in previous recoveries. Instead, the improvement in temporary employment in the U.S. as reported by the Bureau of Labor Statistics has primarily been driven by hiring in the construction, retail and hospitality sectors -- areas in which Kelly is not generally engaged. In Europe, we do not anticipate any significant changes to the current economic conditions that continue to take their toll on demand for our services.

An additional challenge for us will be to meet the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”). The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, will subject us to potential penalties unless we offer to our employees minimal essential coverage that is affordable and provides minimum value. In order to comply with the Acts, Kelly intends to begin offering health care coverage in 2015 to all temporary employees eligible for coverage under the Acts. While we intend to pass related costs on to our customers, there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover the increased costs, either in total, or in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.

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

Financial Measures – Operating Margin and Constant Currency

Operating margin (earnings from operations divided by revenue from services) in the following tables is a ratio used to measure the Company’s pricing strategy and operating efficiency. Constant currency (“CC”) change amounts are non-GAAP measures. The CC change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2013 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2012. We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations.

Fee-Based Income

Fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with fee-based income. Therefore, increases or decreases in fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations

Total Company - Third Quarter
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$1,345.6	$1,354.2	(0.6)%		(0.5)%
Fee-based income	38.9	38.2	2.3		3.3
Gross profit	220.4	227.5	(3.1)		(2.9)
SG&A expenses excluding restructuring charges	199.7	203.5	(1.8)
Restructuring charges	0.5	-	NM
Total SG&A expenses	200.2	203.5	(1.6)		(1.4)
Earnings from operations	20.2	24.0	(15.8)

Gross profit rate	16.4%	16.8%	(0.4)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.8	15.0	(0.2)
% of gross profit	90.6	89.4	1.2
Operating margin	1.5	1.8	(0.3)

Total Company revenue from services for the third quarter of 2013 was flat in comparison to the prior year. This reflected a 4% decrease in hours worked, partially offset by a 2% increase in average bill rates on a CC basis. Hours decreased in our staffing business primarily in the Americas. The improvement in average bill rates was primarily due to the mix of countries.

Compared to the third quarter of 2012, the gross profit rate was down 40 basis points. The gross profit rate decreased in all regions and OCG.

Selling, general and administrative (“SG&A”) expenses decreased year over year as a result of continued efforts in controlling expenses, and continued to offset our investments in PT, centralized operations and technology infrastructure.

Restructuring costs in the third quarter of 2013 primarily relate to severance costs incurred from recently closed EMEA Commercial branches.

Income tax expense for the third quarter of 2013 was $0.1 million (0.3% effective tax rate), compared to $6.7 million (28.9%) for the third quarter of 2012. U.S. work opportunity credits provide a significant reduction to income tax expense and delivered $5.8 million (-30.8%) of benefit in the third quarter of 2013, compared to $1.8 million (-7.8%) in the third quarter of 2012 when the credits were generally not available for new hires. The work opportunity credit program is currently available for employees hired through 2013, and extension into 2014 is uncertain. Other items that favorably impacted the third quarter 2013 income tax rate as compared to the third quarter of 2012 include tax-free return on investments in company-owned variable universal life insurance policies that are used to fund non-qualified retirement plans, and the mix of income between jurisdictions. The Company is reviewing Mexico income tax law changes that, if enacted, could favorably impact income taxes in the fourth quarter of 2013 from the adjustment of deferred tax balances.

Diluted earnings from continuing operations per share for the third quarter of 2013 were $0.49, as compared to $0.43 for the third quarter of 2012.

Total Americas - Third Quarter
(Dollars in millions)

					CC
	2013	2012	Change		Change
Revenue from services	$865.3	$903.8	(4.3)%		(3.9)%
Fee-based income	8.4	8.1	4.3		5.2
Gross profit	127.7	137.3	(7.0)		(6.7)
Total SG&A expenses	101.5	101.5	-		0.4
Earnings from operations	26.2	35.8	(26.8)

Gross profit rate	14.8%	15.2%	(0.4)	pts.
Expense rates:
% of revenue	11.7	11.2	0.5
% of gross profit	79.5	73.9	5.6
Operating margin	3.0	4.0	(1.0)

The change in Americas revenue from services represents a 5% decrease in hours worked, partially offset by a 1% increase in average bill rates on a CC basis. Americas represented 64% of total Company revenue in the third quarter of 2013 and 67% in the third quarter of 2012.

Revenue in our Commercial segment was down 4% and our PT revenue was down 5% in comparison to the prior year. The decrease in revenue in Commercial was due to revenue decreases in our office clerical and electronic assembly products, somewhat offset by increased revenue in our educational staffing business due to new customer wins. In the PT segment, we continued to see declines in revenue in our IT and finance products, partially offset by slight growth in revenue in our science product.

The decrease in the gross profit rate was due to lower adjustments to prior year workers’ compensation costs and higher employee benefit costs. We regularly update our estimates of open workers’ compensation claims. As a result, we reduced our estimated costs of prior year workers’ compensation claims for the total Company by $1.5 million for the third quarter of 2013. This compares to a reduction of $4.3 million for the third quarter of 2012. The majority of these adjustments relate to the Americas Commercial and PT segments.

Although SG&A expenses were flat in comparison to the prior year, we continued to invest in PT, our centralized operations staff to support our largest customers and our technology infrastructure. These increased costs were offset by lower incentive-based compensation in the quarter.

Total EMEA - Third Quarter
(Dollars in millions)

					CC
	2013	2012	Change		Change
Revenue from services	$269.6	$256.0	5.3%		2.3%
Fee-based income	8.7	9.3	(5.8)		(6.6)
Gross profit	44.7	43.9	1.8		(0.9)
SG&A expenses excluding restructuring charges	40.0	40.0	-
Restructuring charges	0.3	-	NM
Total SG&A expenses	40.3	40.0	0.9		(2.1)
Earnings from operations	4.4	3.9	11.5

Gross profit rate	16.6%	17.1%	(0.5)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.8	15.6	(0.8)
% of gross profit	89.5	91.1	(1.6)
Operating margin	1.6	1.5	0.1

The change in EMEA revenue from services reflected a 3% increase in average bill rates on a CC basis in most of the countries in the EMEA region, partially offset by a 1% decrease in hours worked. This change was due to strong performance in Switzerland, Portugal, Russia and Hungary. EMEA represented 20% of total Company revenue in the third quarter of 2013 and 19% in the third quarter of 2012.

The EMEA gross profit rate decreased due to unfavorable customer mix, with revenue from large customers increasing by 5% on a CC basis and revenue from retail customers with higher margins remaining flat in comparison to the prior year. Additionally, the gross profit rate was impacted by the decline in fee-based income. The effect of these decreases, which accounted for 100 basis points, was partially offset by the effect of the CICE tax credit in France. The CICE tax credit is related to a law which was introduced in 2013 to enhance the competitiveness of businesses in France. This credit of $1.3 million, which was recorded in cost of services, improved the reported gross profit rate by approximately 50 basis points.

The change in SG&A expenses was primarily due to bringing variable expenses more in line with the level of activity in specific countries. Restructuring costs recorded in the third quarter of 2013 reflect the adjustments to prior restructuring costs primarily in France.

Total APAC - Third Quarter
(Dollars in millions)

					CC
	2013	2012	Change		Change
Revenue from services	$96.7	$100.0	(3.3)%		3.0%
Fee-based income	4.8	7.7	(37.1)		(32.3)
Gross profit	16.1	19.0	(14.8)		(8.9)
SG&A expenses excluding restructuring charges	14.5	18.8	(22.6)
Restructuring charges	0.1	-	NM
Total SG&A expenses	14.6	18.8	(22.3)		(16.6)
Earnings from operations	1.5	0.2	NM

Gross profit rate	16.7%	18.9%	(2.2)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.1	18.8	(3.7)
% of gross profit	90.2	99.3	(9.1)
Operating margin	1.6	0.1	1.5

The change in total APAC revenue from services reflected a 5% increase in average bill rates on a CC basis, combined with a 1% increase in hours worked. Excluding the 2012 results from the North Asia operations which were deconsolidated in the fourth quarter of 2012, APAC revenue increased 6% on a CC basis. The improvement in average bill rates was primarily due to higher bill rates in Singapore. APAC revenue represented 7% of total Company revenue in the third quarter of both 2013 and 2012.

Excluding the North Asia operations from 2012 results, the APAC gross profit rate decreased 70 basis points. As a result of the challenging economic environment in the APAC region, fee-based income decreased 10% on a CC basis excluding the North Asia operations, and reduced the gross profit rate by 90 basis points. Fees in most countries in the APAC region decreased compared to the prior year. This was partially offset by the effect of a wage credit related to a new law enacted in Singapore to promote the training and development of its citizens and incentivize companies to increase employee wages. The year-to-date credit of $0.6 million added 50 basis points to the APAC region gross profit rate in the third quarter of 2013.

SG&A expenses declined 6% on a CC basis, excluding the North Asia operations from 2012 results. This change was the result of the restructuring of the Australia and New Zealand management and lower country headquarters costs across the region.

OCG - Third Quarter
(Dollars in millions)

					CC
	2013	2012	Change		Change
Revenue from services	$126.9	$104.7	21.2%		21.7%
Fee-based income	17.0	13.2	29.4		29.5
Gross profit	32.7	28.2	15.7		16.1
SG&A expenses excluding restructuring charges	26.7	24.2	10.4
Restructuring charges	0.1	-	NM
Total SG&A expenses	26.8	24.2	10.7		10.9
Earnings from operations	5.9	4.0	45.4

Gross profit rate	25.8%	27.0%	(1.2)	pts.
Expense rates (excluding restructuring charges):
% of revenue	21.0	23.1	(2.1)
% of gross profit	81.6	85.5	(3.9)
Operating margin	4.7	3.9	0.8

Revenue from services in the OCG segment increased during the third quarter of 2013 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 31% year over year and revenue in CWO, which includes PPO, grew by 30%. These increases were partially offset by an 18% decrease in RPO revenue. The revenue growth in BPO and CWO was due to expansion of programs with existing customers. OCG revenue represented 9% of total Company revenue in the third quarter of 2013 and 8% in the third quarter of 2012.

The OCG gross profit rate decreased primarily due to higher growth in our lower margin businesses, such as BPO and PPO. The increase in SG&A expenses is primarily the result of support costs associated with increased volumes on existing programs in our BPO and CWO practice areas, as well as new customer program implementations.

Results of Operations

Total Company - September Year to Date
(Dollars in millions)

					CC
	2013	2012	Change		Change
Revenue from services	$4,027.3	$4,075.1	(1.2)%		(1.1)%
Fee-based income	113.9	113.8	0.1		0.7
Gross profit	658.0	674.4	(2.4)		(2.3)
SG&A expenses excluding restructuring charges	611.3	614.1	(0.4)
Restructuring charges	1.3	(2.2)	159.7
Total SG&A expenses	612.6	611.9	0.1		0.2
Asset impairments	1.7	-	NM
Earnings from operations	43.7	62.5	(30.0)

Gross profit rate	16.3%	16.5%	(0.2)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.2	15.1	0.1
% of gross profit	92.9	91.1	1.8
Operating margin	1.1	1.5	(0.4)

Total Company revenue from services for the first nine months of 2013 was down 1% in comparison to the prior year and on a CC basis. This reflected a 5% decrease in hours worked, partially offset by a 3% increase in average bill rates on a CC basis. Hours decreased in our staffing business in all three regions. The decrease in the Americas and EMEA was due, in large part, to the economic uncertainty existing in both regions, while the decline in APAC was primarily due to decisions we made to exit low-margin business in India. The improvement in average bill rates was primarily due to the mix of countries, particularly India, where we exited business with very low average bill rates.

Compared to the first nine months of 2012, the gross profit rate was down 20 basis points. The gross profit rate decreased in all regions and OCG.

SG&A expenses increased slightly year over year. Included in SG&A expenses in the first nine months of 2013 is $3.0 million for a settlement with the state of Delaware related to unclaimed property examinations. Restructuring costs in the first nine months of 2013 primarily relate to severance costs incurred from the Company’s decision to exit the OCG executive search business operating in Germany. Restructuring costs in the first nine months of 2012 related primarily to revisions of the estimated lease termination costs for previously closed EMEA branches.

Asset impairments represent the write-off of the carrying value of long-lived assets related to the decision to exit the executive search business operating in Germany.

Income tax benefit for the first nine months of 2013 was $1.9 million (-5.0% effective tax rate), compared to tax expense of $19.9 million (32.8%) for the first nine months of 2012. U.S. work opportunity credits provide a significant reduction to income tax expense and delivered $22.0 million (-55.2%) of benefit in the first nine months of 2013, compared to $6.7 million (-11.0%) in the first nine months of 2012 when the credits were generally not available for new hires. The impact of retroactive reinstatement of the work opportunity credit on January 2, 2013 added $9.7 million of credits to the first quarter of 2013 that would have been recognized in 2012 if the law had been in effect in 2012. The work opportunity credit program is currently available for employees hired through 2013, and extension into 2014 is uncertain. This benefit was partially offset by the recording of valuation allowances against deferred tax assets in certain foreign countries.  The Company is reviewing Mexico income tax law changes that, if enacted, could favorably impact income taxes in the fourth quarter of 2013 from the adjustment of deferred tax balances.

Diluted earnings from continuing operations per share for the first nine months of 2013 were $1.09, as compared to $1.07 for the first nine months of 2012.

Earnings from discontinued operations for the first nine months of 2012 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas - September Year to Date
(Dollars in millions)

					CC
	2013	2012	Change		Change
Revenue from services	$2,663.0	$2,754.2	(3.3)%		(3.2)%
Fee-based income	24.3	23.4	3.9		4.5
Gross profit	396.9	412.9	(3.9)		(3.7)
Total SG&A expenses	314.5	303.4	3.6		3.9
Earnings from operations	82.4	109.5	(24.7)

Gross profit rate	14.9%	15.0%	(0.1)	pts.
Expense rates:
% of revenue	11.8	11.0	0.8
% of gross profit	79.2	73.5	5.7
Operating margin	3.1	4.0	(0.9)

The change in Americas revenue from services represents a 4% decrease in hours worked, partially offset by a 1% increase in average bill rates on a CC basis. Americas represented 66% of total Company revenue in the first nine months of 2013 and 68% in the first nine months of 2012.

Revenue in our Commercial segment was down 4% and our PT revenue declined 2% in comparison to the prior year. The decrease in revenue in Commercial is due to revenue decreases in our office clerical and electronic assembly products, somewhat offset by increased revenue in our educational staffing business. In the PT segment, we continued to see declines in revenue in our science, IT and finance products, partially offset by growth in revenue in our engineering and health care products.

The decrease in the gross profit rate was due to lower adjustments to prior year workers’ compensation costs. We regularly update our estimates of open workers’ compensation claims. As a result, we reduced our estimated costs of prior year workers’ compensation claims for the total Company by $4.8 million for the first nine months of 2013. This compares to an adjustment reducing prior year workers’ compensation claims by $8.1 million for the first nine months of 2012. The majority of these adjustments relate to the Americas Commercial and PT segments.

The increase in SG&A expenses was due to a $3.0 million, one-time charge in the first quarter of 2013 relating to an unclaimed property settlement, coupled with our continued investment in PT, our centralized operations staff to support our largest customers and investments in our technology infrastructure. These increases have been somewhat offset by lower incentive-based compensation during the year.

Total EMEA - September Year to Date
(Dollars in millions)

					CC
	2013	2012	Change		Change
Revenue from services	$777.0	$766.5	1.4%		0.3%
Fee-based income	27.3	30.6	(10.9)		(11.0)
Gross profit	130.8	133.8	(2.2)		(3.3)
SG&A expenses excluding restructuring charges	122.1	126.4	(3.4)
Restructuring charges	0.1	(2.2)	108.8
Total SG&A expenses	122.2	124.2	(1.6)		(2.6)
Earnings from operations	8.6	9.6	(10.5)

Gross profit rate	16.8%	17.5%	(0.7)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.7	16.5	(0.8)
% of gross profit	93.3	94.4	(1.1)
Operating margin	1.1	1.3	(0.2)

The change in EMEA revenue from services reflected a 3% increase in average bill rates on a CC basis, partially offset by a 2% decrease in hours worked. EMEA revenue represented 19% of total Company revenue in the first nine months of both 2013 and 2012.

The EMEA gross profit rate decreased due to unfavorable customer mix, with revenue from large customers increasing by 7% on a CC basis and revenue from retail customers with higher margins decreasing 3% in comparison to the prior year. Additionally, the gross profit rate was impacted by the decline in fee-based income. The effect of these decreases, which accounted for 120 basis points, was partially offset by the effect of the CICE tax credit in France. This credit of $4.0 million, which was recorded in cost of services, improved the reported gross profit rate by approximately 50 basis points.

The change in SG&A expenses excluding restructuring was primarily due to a reduction of full-time employees in specific countries. Restructuring costs recorded in the first nine months of 2013 reflect the adjustments to prior restructuring costs primarily in France. Restructuring costs recorded in the first nine months of 2012 reflect the adjustments to prior restructuring costs primarily in the U.K.

Total APAC - September Year to Date
(Dollars in millions)

					CC
	2013	2012	Change		Change
Revenue from services	$286.1	$298.2	(4.1)%		(1.9)%
Fee-based income	14.9	22.2	(33.2)		(31.2)
Gross profit	47.3	55.1	(14.1)		(11.9)
SG&A expenses excluding restructuring charges	45.5	57.5	(20.9)
Restructuring charges	0.3	-	NM
Total SG&A expenses	45.8	57.5	(20.4)		(18.3)
Earnings from operations	1.5	(2.4)	NM

Gross profit rate	16.5%	18.5%	(2.0)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.9	19.3	(3.4)
% of gross profit	96.2	104.4	(8.2)
Operating margin	0.5	(0.8)	1.3

The change in total APAC revenue from services reflected a 17% increase in average bill rates on a CC basis, partially offset by a 14% decrease in hours worked. Excluding the 2012 results from the North Asia operations which were deconsolidated in the fourth quarter of 2012, APAC revenue increased 1% on a CC basis. The improvement in average bill rates was primarily due to higher bill rates in India and Singapore. The change in hours worked was due declines in India, Malaysia and New Zealand. APAC revenue represented 7% of total Company revenue in the first nine months of both 2013 and 2012.

Excluding the North Asia operations from 2012 results, the APAC gross profit rate decreased 50 basis points, due primarily to a decrease in fee-based income. Fee-based income decreased 9% on a constant currency basis excluding the North Asia operations and negatively impacted the gross profit rate by 60 basis points. Fees in all countries in the APAC region, with the exception of India, decreased in comparison to the prior year. The year-to-date Singapore wage credit of $0.6 million increased the APAC gross profit rate by 20 basis points in the first nine months of 2013.

SG&A expenses declined 8% on a CC basis, excluding the North Asia operations from 2012 results. This change was the result of the restructuring of the Australia and New Zealand management and lower country headquarters costs across the region.

OCG - September Year to Date
(Dollars in millions)

					CC
	2013	2012	Change		Change
Revenue from services	$335.8	$282.8	18.8%		19.0%
Fee-based income	47.3	37.6	26.2		26.4
Gross profit	85.4	75.0	13.8		14.0
SG&A expenses excluding restructuring charges	77.7	69.6	11.6
Restructuring charges	0.9	-	NM
Total SG&A expenses	78.6	69.6	12.8		12.9
Asset impairments	1.7	-	NM
Earnings from operations	5.1	5.4	(3.8)

Gross profit rate	25.4%	26.5%	(1.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	23.1	24.6	(1.5)
% of gross profit	91.0	92.8	(1.8)
Operating margin	1.6	1.9	(0.3)

Revenue from services in the OCG segment increased during the first nine months of 2013 primarily due to growth in BPO of 31% and CWO growth, which includes PPO, of 23%. These increases were partially offset by a decrease in RPO revenue of 15%. The revenue growth in BPO and CWO was due to both expansion of programs with existing customers and new customers. OCG revenue represented 8% of total Company revenue in the first nine months of 2013 and 7% in the first nine months of 2012.

The OCG gross profit rate decreased primarily due to higher growth in our lower margin businesses, such as BPO and PPO, and increased costs to support growth in one of our strategic accounts. The increase in SG&A expenses excluding restructuring is primarily the result of support costs associated with increased volume with existing and new customers, mainly in BPO and CWO, including new customer implementations. Asset impairments and restructuring charges represent costs associated with the Company’s decision to exit the executive search business operating in Germany.

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

Cash and Equivalents

Cash and equivalents totaled $73.9 million at the end of the third quarter of 2013 and $76.3 million at year-end 2012. As further described below, we generated $21.9 million of cash from operating activities, used $11.7 million of cash for investing activities and used $11.5 million of cash for financing activities.

Operating Activities

In the first nine months of 2013, we generated $21.9 million of cash from operating activities, as compared to generating $20.9 million in the first nine months of 2012. Cash generated from operating activities in 2013 was consistent with the prior year. Included in net cash from operating activities for 2013 is an increase of $4.8 million related to the correction of an error from prior periods.

Trade accounts receivable totaled $1.1 billion at the end of the third quarter of 2013. Global days sales outstanding were 56 days at the end of the third quarter of 2013 and 54 days at the end of the third quarter of 2012.

Our working capital position was $478.0 million at the end of the third quarter of 2013, an increase of $7.7 million from year-end 2012. The current ratio (total current assets divided by total current liabilities) was 1.6% at the end of the third quarter of 2013 and 1.7% at year-end 2012.

Investing Activities

In the first nine months of 2013, we used $11.7 million of cash for investing activities, compared to $13.8 million in the first nine months of 2012. Capital expenditures in both years relate primarily to the Company’s information technology programs, including costs for the implementation of the PeopleSoft payroll project.

Financing Activities

In the first nine months of 2013, we used $11.5 million of cash for financing activities, compared to using $18.2 million in the first nine months of 2012. Debt totaled $58.0 million at the end of the third quarter of 2013 and $64.1 million at year-end 2012. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 6.7% at the end of the third quarter of 2013 and 8.0% at year-end 2012.

The net change in short-term borrowings in the first nine months of 2013 was primarily due to payments on our U.S. securitization facility as a result of lower working capital needs. The net change in short-term borrowings in the first nine months of 2012 was primarily due to payments on our U.S. and Brazilian revolving credit facilities.

We made dividend payments of $5.7 million in the first nine months of both 2013 and 2012.

New Accounting Pronouncements

See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

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

At the 2013 third quarter end, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $36.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $58.0 million of short-term borrowings and $56.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2013 third quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.

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

As of the 2013 third quarter end, we had no holdings of sovereign debt in Italy, Portugal, Ireland, Spain or Greece. Our investment policy requires our international affiliates to contribute any excess cash balances to the Cash Pool. We then manage this as counterparty exposure and distribute the risk among our Cash Pool provider and other banks we may designate from time to time.

As of the 2013 third quarter end, our total exposure to European receivables from our customers was $327.4 million, which represents 30% of total trade accounts receivable, net. The percentage of trade accounts receivable over 90 days past due for Europe was consistent with our global experience. Net trade accounts receivable for Italy, Portugal and Ireland, specific countries currently experiencing economic volatility, totaled $49.3 million as of the 2013 third quarter end.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2013 third quarter earnings.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
	Total Number	Average	Units) Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs	(in millions of dollars)

July 1, 2013 through August 4, 2013	73,926	$17.66	-	$-

August 5, 2013 through September 1, 2013	493	18.30	-	$-

September 2, 2013 through September 29, 2013	-	-	-	$-

Total	74,419	$17.67	-

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 74,419 shares were reacquired in transactions during the quarter.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 6.     Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 34 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 6, 2013

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2013

/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS REQUIRED BY ITEM 601, REGULATION S-K

Exhibit No.	Description
10.1*

Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated February 14, 2013 (Reference is made to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 7, 2013, which is incorporated herein by reference).

10.17	Receivables Purchase Agreement Amendment No. 3.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.