Form 10-K
period 2013-12-29
KELLY SERVICES INC
filed 2014-02-13
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________  to  __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $515,130,106.

Registrant had 33,970,737 shares of Class A and 3,451,161 of Class B common stock, par value $1.00, outstanding as of February 2, 2014.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2014 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

Founded by William R. Kelly in 1946, Kelly Services® has developed innovative workforce solutions for customers in a variety of industries throughout our 67-year history. Our range of solutions has grown steadily over the years to match the changing needs of our customers.

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

Geographic Breadth of Services

Headquartered in Troy, Michigan, we provide employment for approximately 540,000 employees annually to a variety of customers around the globe—including 99 of the Fortune 100™ companies.

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

Americas PT

Our Americas PT segment includes a number of industry-specific specialty services: Science, providing all levels of scientists and scientific and clinical research workforce solutions; Engineering, supplying engineering professionals across all disciplines, including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Information Technology, placing IT specialists across all disciplines; Creative Services, placing creative talent in the spectrum of creative services positions; Finance and Accounting, serving the needs of corporate finance departments, accounting firms and financial institutions with all levels of financial professionals; Government, providing a full spectrum of talent management solutions to the U.S. federal government; Healthcare, providing all levels of healthcare specialists and professionals; and Law, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists and legal administrators. Our temporary-to-hire service, direct-hire placement service and vendor on-site management are also offered in this segment.

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

OCG

OCG delivers integrated talent management solutions to meet customer needs across multiple regions, skill sets and the entire spectrum of talent categories. Using talent supply chain strategies, we help customers manage their full-time and contingent labor spend, and gain access to service providers and quality talent at competitive rates with minimized risk. Services in this segment include: Contingent Workforce Outsourcing (CWO), providing globally managed service solutions that integrate supplier and vendor management technology partners to optimize contingent workforce spend; Business Process Outsourcing (BPO), offering full staffing and operational management of non-core functions or departments; Recruitment Process Outsourcing (RPO), offering end-to-end talent acquisition solutions, including customized recruitment projects; Independent Contractor Solutions, delivering evaluation, classification and risk management services that enable safe access to this critical talent pool; Payroll Process Outsourcing (PPO), providing centralized payroll processing solutions globally for our customers; Career Transition and Executive Coaching and Development; and Executive Search, providing leadership in executive placement in various regions throughout the world.

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

Customers

We are not dependent on any single customer or a limited segment of customers. In 2013, an estimated 51% of total Company revenue was attributed to 100 large customers. Our largest single customer accounted for approximately five percent of total revenue in 2013.

Government Contracts

Although we conduct business under various federal, state, and local government contracts, they do not account for a significant portion of our business.

Competition

The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2013, our largest competitors were Allegis Group, Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc. and Robert Half International Inc.

Key factors that influence our success are quality of service, price, breadth of service and geographic coverage.

Quality of service is highly dependent on the availability of qualified, competent temporary employees, and our ability to recruit, screen, train, retain and manage a pool of employees who match the skills required by particular customers. During an economic downturn, we must balance competitive pricing pressures with the need to retain a qualified workforce. Price competition in the staffing industry is intense — particularly for office clerical and light industrial personnel — and pricing pressure from customers and competitors continues to be significant.

Breadth of service, or ability to manage staffing suppliers, has become more critical as customers seek “one-stop shopping” for all their staffing needs. Geographic presence is important, as temporary employees are generally unwilling to travel great distances for assignment and customers prefer working with companies in their local market.

Environmental Concerns

Because we are involved in a service business, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact us.

Employees

We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 7,000 staff members in our international network of branch offices. In 2013, we assigned approximately 540,000 temporary employees to a variety of customers around the globe.

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

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website, and by responding to requests addressed to our vice president of investor relations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is: www.kellyservices.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

ITEM 1A. RISK FACTORS.

We operate in a highly competitive industry with low barriers to entry and may be unable to compete successfully against existing or new competitors.

The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing and consulting companies. While the majority of our competitors are significantly smaller than us, several competitors, including Allegis Group, Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc. and Robert Half International Inc., have substantial marketing and financial resources. In particular, Adecco S.A., Randstad Holding N.V. and ManpowerGroup Inc. are considerably larger than we are and, thus, have significantly more marketing and financial resources. Additionally, the emergence of on-line staffing platforms or other forms of disintermediation may pose a competitive threat to our services, which operate under a more traditional staffing business model. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, our business strategy focuses on driving growth in higher margin specialties -- in Americas PT and also within our growing OCG segment. We plan to add resources and implement cost-efficient service delivery models to enable local teams to focus on profit-generating activities and relationships. We expect that revenue growth will lag these investments and, consequently, affect our profitability in the short-term. If we are not successful in executing our strategy, we may not achieve either our stated goal of double-digit revenue growth in those segments or the intended productivity improvements, therefore negatively impacting future profitability.

We are highly dependent on our senior management and the continued performance and productivity of our field personnel.

We are highly dependent on the continued efforts of the members of our senior management. We are also highly dependent on the performance and productivity of our field personnel. The loss of any of the members of our senior management may cause a significant disruption in our business. In addition, the loss of any of our field personnel may jeopardize existing customer relationships with businesses that use our services based on relationships with these individuals.

We may be unable to adequately protect our intellectual property rights, including our brand, which is important to our success.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property including the value of our brands. Existing laws of the various countries in which we provide services or solutions may offer only limited protection. We rely upon a combination of internal controls, confidentiality and other contractual agreements, and patent, copyright and trademark laws to protect our intellectual property rights. Our intellectual property rights may not prevent competitors from independently developing products and services similar to ours. Further, the steps we take might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, which could materially adversely affect our business and financial results.

If we fail to successfully develop new service offerings, we may be unable to retain current customers and gain new customers and our revenues would decline.

The process of developing new service offerings requires accurate anticipation of customers’ changing needs and emerging technological trends. This may require that we make long-term investments and commit significant resources before knowing whether these investments will eventually result in service offerings that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new service offerings, our competitive position could be weakened and that could materially adversely affect our results of operations and financial condition.

As we increasingly offer services outside the realm of traditional staffing, including business process outsourcing, we are exposed to additional risks which could have a material adverse effect on our business.

Our business strategy focuses on growing our outsourcing and consulting business, including business process outsourcing, where we provide operational management of our customers’ non-core functions or departments. This could expose us to certain risks unique to that business, including product liability or product recalls. Although we have internal vetting processes to control such risks, there is no assurance that these processes will be effective. Additionally, while we maintain insurance in types and amounts we believe are appropriate in light of the aforementioned exposures, there can also be no assurance that such insurance policies will remain available on reasonable terms or be sufficient in amount or scope of coverage.

Past and future acquisitions may not be successful.

From time to time, we acquire and invest in companies throughout the world. Acquisitions involve a number of risks, including the diversion of management’s attention from its existing operations, the failure to retain key personnel or customers of an acquired business, the failure to realize anticipated benefits such as cost savings and revenue enhancements, the potentially substantial transaction costs associated with acquisitions, the assumption of unknown liabilities of the acquired business and the inability to successfully integrate the business into our operations. Potential impairment losses could result if we overpay for an acquisition. There can be no assurance that any past or future acquired businesses will generate anticipated revenues or earnings.

Investments in equity affiliates expose us to additional risks and uncertainties.

We participate, or may participate in the future, in certain investments in equity affiliates, such as joint ventures or other equity investments with strategic partners. These arrangements expose us to a number of risks, including the risk that the management of the combined venture may not be able to fulfill their performance obligations under the management agreements or may be incapable of providing the required financial support. Additionally, improper, illegal or unethical actions by the venture management could have a negative impact on the reputation of the venture and our company.

A loss of major customers could have a material adverse effect on our business.

Our business strategy is focused on serving large corporate customers through high volume global service agreements. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. The deterioration of the financial condition or business prospects of these customers could reduce their need for temporary employment services and result in a significant decrease in the revenues and earnings we derive from these customers. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. Further, as a result of alleged contractual noncompliance, we could be excluded from participating in government contracts. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

We conduct a significant portion of our operations outside of the United States and we are subject to risks relating to our international business activities, including fluctuations in currency exchange rates and numerous legal and regulatory requirements.

We conduct our business in most major staffing markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:

●	fluctuations in currency exchange rates;

●	varying economic and political conditions;

●	differences in cultures and business practices;

●	differences in employment and tax laws and regulations;

●	differences in accounting and reporting requirements;

●	differences in labor and market conditions;

●	changing and, in some cases, complex or ambiguous laws and regulations;

●	violations of U.S. Foreign Corrupt Practices Act and similar anti-corruption laws; and

●	litigation and claims.

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

We depend on our ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. We must continually evaluate our base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available in sufficient numbers and on terms of employment acceptable to us and our customers. Our success is substantially dependent on our ability to recruit and retain qualified temporary personnel.

We may be exposed to employment-related claims and losses, including class action lawsuits and collective actions, which could have a material adverse effect on our business.

We employ and assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:

●	discrimination and harassment;

●	wrongful termination or retaliation;

●	violations of employment rights related to employment screening or privacy issues;

●	apportionment between us and our customer of legal obligations as an employer of temporary employees;

●	classification of workers as employees or independent contractors;

●	employment of unauthorized workers;

●	violations of wage and hour requirements;

●	retroactive entitlement to employee benefits;

●	failure to comply with leave policy requirements; and

●	errors and omissions by our temporary employees, particularly for the actions of professionals such as attorneys, accountants and scientists.

We are also subject to potential risks relating to misuse of customer proprietary information, misappropriation of funds, death or injury to our employees, damage to customer facilities due to negligence of temporary employees, criminal activity and other similar occurrences. We may incur fines and other losses or negative publicity with respect to these risks. In addition, these occurrences may give rise to litigation, which could be time-consuming and expensive. In the U.S. and certain other countries in which we operate, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. Such laws and regulations are also arising with increasing frequency at the state and local level in the U.S. There can be no assurance that the corporate policies and practices we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. Although we maintain insurance in types and amounts we believe are appropriate in light of the aforementioned exposures, there can also be no assurance that such insurance policies will remain available on reasonable terms or be sufficient in amount or scope of coverage. Additionally, should we have a material inability to produce records as a consequence of litigation or a government investigation, the cost or consequences of such matters could become much greater.

Improper disclosure of sensitive or private information could result in liability and damage our reputation.

Our business involves the use, storage and transmission of information about full-time and temporary employees. Additionally, our employees may have access or exposure to customer data and systems, the misuse of which could result in legal liability. Cyber-attacks, including attacks motivated by grievances against our industry and against us in particular, may disable or damage our systems. We are dependent on, and are ultimately responsible for, the security provisions of vendors who have custodial control of our data. We have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over personal and other data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information.  Such disclosure or damage to our systems could harm our reputation and subject us to liability under our contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue.  Further, data privacy is subject to frequently evolving rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services.  Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, additional compliance costs, missed business opportunities or damage to our reputation in the marketplace.

Damage to our key data centers could affect our ability to sustain critical business applications.

Many business processes critical to our continued operation are housed in our data center situated within the corporate headquarters complex as well as regional data centers in Asia-Pacific and Europe. Those processes include, but are not limited to, payroll, customer reporting and order management. While we have taken steps to protect these operations and have developed remote recovery capabilities, the loss of a data center would create a substantial risk of business interruption.

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

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could have a negative effect on our stock price.

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

Unexpected changes in claim trends on our workers’ compensation, disability and medical benefit plans may negatively impact our financial condition.

We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program, disability and medical benefits claims. Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates and medical cost inflation, could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, or if we must make unfavorable adjustments to accruals for prior accident years, our costs could increase significantly. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

The net financial impact of recent U.S. healthcare legislation on our results of operations could be significant.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into U.S. law. The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, will subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable and provides minimum value. In order to comply with the Acts, we intend to begin offering health care coverage in 2015 to all temporary employees eligible for coverage under the Acts. In 2014, we will continue to incur costs related to implementing the Acts in advance of future pricing designed to pass related costs on to our customers. Further, there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover all the increased costs, or that they will be recovered in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.

Our business is subject to extensive government regulation, which may restrict the types of employment services we are permitted to offer or result in additional or increased taxes, including payroll taxes or other costs that reduce our revenues and earnings.

The temporary employment industry is heavily regulated in many of the countries in which we operate. Changes in laws or government regulations may result in prohibition or restriction of certain types of employment services we are permitted to offer or the imposition of new or additional benefit, licensing or tax requirements that could reduce our revenues and earnings. In particular, we are subject to state unemployment taxes in the U.S., which typically increase during periods of increased levels of unemployment. We also receive benefits, such as the work opportunity income tax credit in the U.S., that regularly expire and may not be reinstated. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover increased costs as a result of any changes in laws or government regulations. Any future changes in laws or government regulations, or interpretations thereof, may make it more difficult or expensive for us to provide staffing services and could have a material adverse effect on our business, financial condition and results of operations.

We may have additional tax or unclaimed property liabilities that exceed our estimates.

We are subject to federal taxes and a multitude of state and local taxes in the United States and taxes in foreign jurisdictions. We are also subject to unclaimed or abandoned property (escheat) laws which require us to remit to certain U.S. government authorities the property of others held by us that has been unclaimed for a specified period of time, such as payroll checks issued to temporary employees. The demographics of our work force and the visibility of our industry may make it more likely we become a target of government investigations, and we are regularly subject to audit by tax authorities. Although we believe our tax and unclaimed property estimates are reasonable, the final determination of audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.

Failure to maintain specified financial covenants in our bank credit facilities, or credit market events beyond our control, could adversely restrict our financial and operating flexibility and subject us to other risks, including risk of loss of access to capital markets.

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2013, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt note in the footnotes to the consolidated financial statements), may not be assured.  If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility.  In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility.  If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

The lenders that participate in our revolving credit facility and our securitization facility may be unwilling or unable to honor their obligations to provide credit under these committed credit facilities.

Aside from cash on hand, our revolving credit facility and our securitization facility are our main sources of liquidity. The revolving credit facility is financed by a syndicate of banks. Each bank in the syndicate is responsible for providing a portion of the loans under the facility and is contractually obligated to provide these loans as long as we meet certain terms and conditions. It is possible that one or more of the lenders in the bank group could fail to satisfy its obligations. In this case, our agreements allow for other participants to assume these obligations; however, it is possible that this may not happen. We may not be able to find other funding sources to make up the lost capacity, and any sources found could carry higher interest expense that could affect our financial performance.

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

The market price of our common stock may be subject to significant volatility. We believe that many factors, including several which are beyond our control, have a significant effect on the market price of our common stock. These include:

●	actual or anticipated variations in our quarterly operating results;

●	announcements of new services by us or our competitors;

●	announcements relating to strategic relationships or acquisitions;

●	changes in financial estimates by securities analysts;

●	changes in general economic conditions;

●	actual or anticipated changes in laws and government regulations;

●	commencement of, or involvement in, litigation;

●	any major change in our board or management;

●	changes in industry trends or conditions; and

●	sales of significant amounts of our common stock or other securities in the market.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company received final court approval of the settlement of a single class action, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc., in the Superior Court of California, Los Angeles, which involved a claim for monetary damages by current and former temporary employees in the State of California. The claims were related to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. During 2011, a $1.2 million after tax charge relating to the settlement was recognized in discontinued operations. During the first quarter of 2012, we reduced our estimate of the costs to settle the litigation by $0.4 million after tax, which we recorded in discontinued operations.

During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consists of $2.7 million plus a portion of pre-and-post-judgment interest. Kelly is appropriately insured for this verdict. Kelly believes that the verdict is not supported by the facts of the case and is currently evaluating appeals strategies with its insurers.

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

	Per share amounts (in dollars)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2013
Class A common
High	$18.92	$18.99	$20.46	$25.82	$25.82
Low	15.04	16.32	17.28	18.37	15.04

Class B common
High	19.86	21.24	20.98	24.17	24.17
Low	15.50	16.54	17.56	19.01	15.50

Dividends	0.05	0.05	0.05	0.05	0.20

2012
Class A common
High	$18.09	$16.25	$14.30	$15.90	$18.09
Low	13.75	11.30	11.26	12.40	11.26

Class B common
High	17.40	18.02	14.47	15.50	18.02
Low	13.80	12.13	11.65	12.93	11.65

Dividends	0.05	0.05	0.05	0.05	0.20

Holders

The number of holders of record of our Class A and Class B common stock were approximately 7,400 and 300, respectively, as of February 2, 2014.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2013, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
September 30, 2013 through November 3, 2013	302	$20.07	-	$-

November 4, 2013 through December 1, 2013	29,229	23.24	-	-

December 2, 2013 through December 29, 2013	-	-	-	-

Total	29,531	$23.21	-

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 29,531 shares were reacquired during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P 600 SmallCap Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2013. The graph assumes an investment of $100 on December 31, 2008 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Assumes Initial Investment of $100

December 31, 2008 – December 31, 2013

	2008	2009	2010	2011	2012	2013
Kelly Services, Inc.	$100.00	$91.70	$144.50	$105.83	$123.58	$197.94
S&P SmallCap 600 Index	$100.00	$125.57	$158.60	$160.22	$186.37	$263.37
S&P 1500 Human Resources and Employment Services Index	$100.00	$138.19	$159.84	$135.07	$151.22	$266.86

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

(In millions except per share amounts)	2013	2012	2011	2010	2009 (1)

Revenue from services	$5,413.1	$5,450.5	$5,551.0	$4,950.3	$4,314.8
Earnings (loss) from continuing operations (2)	58.9	49.7	64.9	26.1	(105.1)
Earnings (loss) from discontinued operations, net of tax (3)	-	0.4	(1.2)	-	0.6
Net earnings (loss)	58.9	50.1	63.7	26.1	(104.5)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	1.54	1.31	1.72	0.71	(3.01)
Earnings (loss) from discontinued operations	-	0.01	(0.03)	-	0.02
Net earnings (loss)	1.54	1.32	1.69	0.71	(3.00)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	1.54	1.31	1.72	0.71	(3.01)
Earnings (loss) from discontinued operations	-	0.01	(0.03)	-	0.02
Net earnings (loss)	1.54	1.32	1.69	0.71	(3.00)

Dividends per share
Classes A and B common	0.20	0.20	0.10	-	-

Working capital	474.5	470.3	417.0	367.6	357.6
Total assets	1,798.6	1,635.7	1,541.7	1,368.4	1,312.5
Total noncurrent liabilities	214.0	172.4	168.3	153.6	205.3

(1)	Fiscal year included 53 weeks.

(2)	Included in results of continuing operations are asset impairments of $1.7 million in 2013, $3.1 million in 2012, $2.0 million in 2010 and $53.1 million in 2009.

(3)	Discontinued Operations represent adjustments to assets and liabilities retained from the 2006 sale of Kelly Staff Leasing and 2007 sale of Kelly Home Care.

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

Our Business

Kelly Services is a global staffing company, providing innovative workforce solutions for customers in a variety of industries. Our staffing operations are divided into three regions, Americas, EMEA and APAC, with commercial and professional and technical staffing businesses in each region. As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global OCG business. We are forging strategic relationships with our customers to help them manage their flexible workforces through outsourcing, consulting, recruitment, career transition and vendor management services.

We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing and consulting activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 52 days on a global basis. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

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

Although our objectives remain clear, tepid global economic growth and job creation continues to impact our business, and Kelly’s revenue was down 1% year over year. Though modest job growth is occurring, we are not experiencing the corresponding across-the-board uplift in our industry that was typical in previous recoveries. Instead, the improvement in temporary employment in the U.S. as reported by the Bureau of Labor Statistics has primarily been driven by hiring in the construction, retail and hospitality sectors -- areas in which Kelly is not generally engaged.

However, even with these underlying influences, we delivered solid operational performance in two key areas. During 2013:

●

In our OCG segment, we increased revenue by 20% and earnings from operations by 36% year over year, confirming that our direction aligns with increased market demand for outsourced solutions. Growth was particularly strong in the core elements of our talent supply chain management model, which continues to be a key driver of our strategic and financial progress.

●

While making additional investments, including significant investments in OCG, we continued to practice effective expense control. Total company expenses increased by 2% in comparison to the prior year, underscoring our commitment to balancing fiscal discipline with targeted long-term growth.

At 1.0% for 2013, our return on sales (“ROS”) is still well below our long-term goal of 4.0%. To make significant progress against our ROS goal and better leverage our business, we will need to see continued economic growth coupled with stronger demand for full-time and temporary labor in the sectors that Kelly supports. In the meantime, we remain focused on what we can control: executing a well-formed strategy with increased speed and precision, and making the necessary investments to advance that strategy.

During 2013, we did not make the level of investment in Americas PT that was necessary to establish and maintain sufficient recruiting capability to achieve growth in this segment, which was reflected in the year-over-year revenue decline of 3%. In 2014, we plan to make targeted investments to adjust our operating models and increase our resources responsible for driving growth in higher margin specialties – in Americas PT and also within our growing OCG segment. Specifically, our investments will expand a centralized approach to PT recruiting for our local markets, as well as develop additional capabilities within OCG to meet the increasing demand for our solutions, such as in talent supply chain analytics. These investments are intended to drive double-digit sales growth in 2015 in both OCG and our Americas PT segment, assuming continued growth in portions of the economy that rely on these services. We will also continue to invest in driving efficiencies throughout the Company as we build out our centralized service delivery model for large accounts and create operational efficiencies that remove administrative burdens from client-facing teams. We expect that revenue growth will lag these investments and, consequently, that our overall earnings will be down on a year-over-year basis.

Meeting the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) remains a challenge for us. The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, will subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable and provides minimum value. In order to comply with the Acts, Kelly intends to begin offering health care coverage in 2015 to all temporary employees eligible for coverage under the Acts. In 2014, we will continue to incur costs related to implementing the Acts in advance of future pricing designed to pass related costs on to our customers. Further, there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover all the increased costs, or that they will be recovered in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.

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

Financial Measures – Operating Margin and Constant Currency

Operating margin or ROS (earnings from operations divided by revenue from services) is a ratio used to measure the Company’s pricing strategy and operating efficiency. Constant currency (“CC”) change amounts are non-GAAP measures. The CC change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2013 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2012. We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations.

Staffing Fee-Based Income

Staffing fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates. Previously, we disclosed OCG fees in fee-based income, where the growth in OCG began to mask the trend in staffing fee-based income. Beginning with 2013, we are disclosing total staffing fee-based income, which does not include OCG fees, and have reclassified the prior years’ fee-based income to conform to the current presentation.

Results of Operations

2013 versus 2012

Total Company

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$5,413.1	$5,450.5	(0.7)%		(0.6)%
Staffing fee-based income	87.7	96.8	(9.5)		(8.5)
Gross profit	889.5	896.6	(0.8)		(0.6)
SG&A expenses excluding restructuring charges	832.9	822.1	1.3
Restructuring charges	1.6	(0.9)	278.7
Total SG&A expenses	834.5	821.2	1.6		1.8
Asset impairments	1.7	3.1	(47.1)
Earnings from operations	53.3	72.3	(26.3)

Gross profit rate	16.4%	16.5%	(0.1	) pts.
Expense rates (excluding restructuring charges):
% of revenue	15.4	15.1	0.3
% of gross profit	93.6	91.7	1.9
Operating margin	1.0	1.3	(0.3)

Total Company revenue for 2013 was down 1% in comparison to the prior year. This reflected a 4% decrease in hours worked, partially offset by a 3% increase in average bill rates. Hours decreased in our staffing business in all three regions. The decrease in the Americas and EMEA was due, in large part, to the economic uncertainty existing in both regions, while the decline in APAC was due to decisions we made to exit low-margin business in India. The improvement in average bill rates was primarily due to the mix of countries, particularly India, where we exited business with very low average bill rates.

Compared to 2012, the gross profit rate was down 10 basis points. Decreases in the gross profit rate in EMEA, APAC and OCG were partially offset by a slight increase in the Americas gross profit rate.

Selling, general and administrative (“SG&A”) expenses increased 2% year over year. Included in SG&A expenses for 2013 is $3.0 million for a settlement with the state of Delaware related to unclaimed property examinations. Restructuring costs in 2013 primarily relate to severance costs incurred from the Company’s decision to exit the OCG executive search business operating in Germany. The total net restructuring benefit in 2012 included $2.9 million of favorable adjustments to prior restructuring costs in the U.K., partially offset by costs associated with restructuring actions taken in Italy, France and Ireland.

Asset impairments in 2013 represent the write-off of the carrying value of long-lived assets related to the decision to exit the executive search business operating in Germany. Asset impairments in 2012 represent the write-off of previously capitalized costs related to the decision to abandon the PeopleSoft billing system implementation.

Income tax benefit for 2013 was $10.1 million (-20.8% effective tax rate), compared to expense of $19.1 million (27.8%) for 2012. The U.S. work opportunity credit program was generally not available for employees hired in 2012, but was retroactively reinstated for 2012 and 2013 in January, 2013. Accordingly, we did not record work opportunity credits for most employees hired in 2012 until 2013. As a result, we recorded $9.3 million of 2012 work opportunity credits in the first quarter of 2013 and work opportunity credits recorded in 2013 were $18.3 million higher than in 2012.

The work opportunity credit program expired again at the end of 2013, and it is uncertain if or when it will be reinstated. The work opportunity credit program generates a significant tax benefit.  Over the last three years, we generated approximately $15 million in credits per year. In the event the program is not renewed, we will receive credits for employees who work in 2014 but were hired in prior years. The credits related to employees hired in prior years have averaged about $3 million per year.

Other items that favorably impacted 2013 income taxes as compared to 2012 include strong 2013 tax-free returns on investments in company-owned variable universal life insurance policies that are used to fund non-qualified retirement plans, the favorable impact of a fourth quarter 2013 Mexico income tax law change on deferred tax balances, and lower 2013 pretax income.  In 2012, the Company closed income tax examinations relating to prior years, resulting in a $5.1 million benefit.

Diluted earnings from continuing operations per share for 2013 were $1.54, as compared to $1.31 for 2012.

Earnings from discontinued operations for 2012 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$3,547.0	$3,672.1	(3.4)%		(3.2)%
Staffing fee-based income	32.4	30.2	7.2		7.9
Gross profit	533.7	547.9	(2.6)		(2.4)
Total SG&A expenses	424.9	405.8	4.7		5.0
Earnings from operations	108.8	142.1	(23.5)

Gross profit rate	15.0%	14.9%	0.1	pts.
Expense rates:
% of revenue	12.0	11.1	0.9
% of gross profit	79.6	74.1	5.5
Operating margin	3.1	3.9	(0.8)

The change in Americas revenue represents a 4% decrease in hours worked, partially offset by a 1% increase in average bill rates. Americas represented 66% of total Company revenue in 2013 and 67% in 2012.

Revenue in our Commercial segment was down 4% and our PT revenue declined 3% in comparison to the prior year. The change in revenue in Commercial is due to revenue decreases in our office clerical and electronic assembly products, somewhat offset by increased revenue in our educational staffing business. In the PT segment, we continued to see declines in revenue in our science, IT and finance products, partially offset by growth in revenue in our engineering and health care products.

The small increase in the gross profit rate was due primarily to the increase in staffing fee-based income.

The increase in SG&A expenses was due to our investment in centralized operations staff to support our largest customers, investments in our technology infrastructure and the start of our investment in PT recruiters, coupled with a $3.0 million, one-time charge in the first quarter of 2013 relating to an unclaimed property settlement.

Total EMEA

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$1,057.2	$1,022.9	3.4%		1.9%
Staffing fee-based income	35.8	39.2	(8.6)		(8.6)
Gross profit	176.2	176.8	(0.2)		(1.6)
SG&A expenses excluding restructuring charges	164.3	169.0	(2.8)
Restructuring charges	0.4	(0.9)	156.6
Total SG&A expenses	164.7	168.1	(1.9)		(3.3)
Earnings from operations	11.5	8.7	32.9

Gross profit rate	16.7%	17.3%	(0.6	) pts.
Expense rates (excluding restructuring charges):
% of revenue	15.5	16.5	(1.0)
% of gross profit	93.2	95.6	(2.4)
Operating margin	1.1	0.8	0.3

The change in EMEA revenue from services reflected a 3% increase in average bill rates on a CC basis, partially offset by a 1% decrease in hours worked. The increase in average bill rates was due to favorable country and customer mix. EMEA revenue represented 20% of total Company revenue in 2013 and 19% in 2012.

The EMEA gross profit rate decreased due to unfavorable customer mix, with revenue from large customers increasing by 7% on a CC basis and revenue from retail customers with higher margins decreasing 2% in comparison to the prior year. Additionally, the gross profit rate was impacted by the decline in staffing fee-based income. The effect of these decreases, which accounted for 110 basis points, was partially offset by the effect of the CICE tax credit in France. The CICE tax credit is related to a law which was introduced in 2013 to enhance the competitiveness of businesses in France. This credit of $5.5 million, which was recorded in cost of services, improved the reported gross profit rate by approximately 50 basis points.

The decrease in SG&A expenses excluding restructuring charges was primarily due to a reduction of full-time employees. Restructuring costs recorded in 2013 reflect the adjustments to prior restructuring costs primarily in France and Italy. The total net restructuring benefit in 2012 included $2.9 million of favorable adjustments to prior restructuring costs in the U.K., partially offset by costs associated with restructuring actions taken in Italy, France and Ireland.

Total APAC

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$382.7	$394.8	(3.1)%		0.1%
Staffing fee-based income	19.4	27.5	(29.6)		(26.6)
Gross profit	63.3	71.1	(11.0)		(7.7)
SG&A expenses excluding restructuring charges	60.2	73.4	(18.1)
Restructuring charges	0.3	-	NM
Total SG&A expenses	60.5	73.4	(17.7)		(14.6)
Earnings from operations	2.8	(2.3)	NM

Gross profit rate	16.5%	18.0%	(1.5	) pts.
Expense rates (excluding restructuring charges):
% of revenue	15.7	18.6	(2.9)
% of gross profit	95.1	103.3	(8.2)
Operating margin	0.7	(0.6)	1.3

The change in total APAC revenue reflected a 12% increase in average bill rates on a CC basis, partially offset by a 9% decrease in hours worked. Excluding the 2012 results from the North Asia operations which were deconsolidated in the fourth quarter of 2012, APAC revenue declined 3% on a CC basis. The change in hours worked was due to declines in India where we exited lower margin business, and Malaysia, where the decrease reflected changing customer demand. The improvement in average bill rates was primarily due to the mix of countries, particularly the business we exited in India with very low average bill rates. APAC revenue represented 7% of total Company revenue in both 2013 and 2012.

Excluding the North Asia operations from 2012 results, the APAC gross profit rate decreased 30 basis points. Temporary margins reduced the gross profit rate by 40 basis points, primarily due to pricing pressures for large accounts in Australia and New Zealand. Staffing fee-based income decreased 5% on a CC basis excluding the North Asia operations, and also negatively impacted the gross profit rate by 40 basis points. Fees declined in most countries in the APAC region, in comparison to the prior year. These decreases were partially offset by favorable adjustments to workers’ compensation reserves in Australia, along with the effect of a wage credit related to a new law enacted in Singapore to promote the training and development of its citizens and incentivize companies to increase employee wages. The favorable adjustments to workers’ compensation reserves, which were recorded in cost of services, totaled $1.3 million and added 30 basis points to the APAC region gross profit rate in 2013. The wage credit, which was also recorded in cost of services, totaled $0.7 million and added 20 basis points to the APAC region gross profit rate in 2013.

SG&A expenses declined 5% on a CC basis, excluding the North Asia operations from 2012 results. This change was the result of consolidating Australia and New Zealand management and lower country headquarters costs across the region.

OCG

(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$475.9	$396.1	20.2%		20.4%
Gross profit	119.8	104.0	15.1		15.4
SG&A expenses excluding restructuring charges	105.5	95.4	10.6
Restructuring charges	0.9	-	NM
Total SG&A expenses	106.4	95.4	11.5		11.7
Asset impairments	1.7	-	NM
Earnings from operations	11.7	8.6	35.6

Gross profit rate	25.2%	26.3%	(1.1	) pts.
Expense rates (excluding restructuring charges):
% of revenue	22.2	24.1	(1.9)
% of gross profit	88.1	91.6	(3.5)
Operating margin	2.5	2.2	0.3

Revenue from services in the OCG segment increased during 2013 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 30% year over year and revenue in CWO, which includes PPO, grew by 23%. These increases were partially offset by a decrease in RPO revenue of 4%. The revenue growth in BPO and CWO was due to both expansion of programs with existing customers and new customers. OCG revenue represented 9% of total Company revenue in 2013 and 7% in 2012.

The OCG gross profit rate decreased primarily due to higher growth in our lower margin businesses, such as BPO and PPO. The increase in SG&A expenses excluding restructuring is primarily the result of support costs associated with increased volume with existing and new customers, mainly in BPO and CWO, including new customer implementations. Asset impairments and restructuring charges in 2013 represent costs associated with the Company’s decision to exit the executive search business operating in Germany.

Results of Operations

2012 versus 2011

Total Company

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$5,450.5	$5,551.0	(1.8)%		(0.2)%
Staffing fee-based income	96.8	98.5	(1.8)		1.3
Gross profit	896.6	883.3	1.5		3.3
SG&A expenses excluding restructuring charges	822.1	822.8	(0.1)
Restructuring charges	(0.9)	2.8	(132.3)
Total SG&A expenses	821.2	825.6	(0.6)		1.2
Asset impairments	3.1	-	NM
Earnings from operations	72.3	57.7	25.3

Gross profit rate	16.5%	15.9%	0.6	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.1	14.8	0.3
% of gross profit	91.7	93.2	(1.5)
Operating margin	1.3	1.0	0.3

Total Company revenue for 2012 was down 2% in comparison to 2011, and declined 3%, excluding the Company’s 2011 acquisition of Tradição described below. On a CC basis, total Company revenue was flat and down 1%, excluding the Company’s acquisition of Tradição. This reflected an 11% decrease in hours worked, partially offset by a 9% increase in average bill rates on a CC basis. Hours decreased in our staffing business in all three regions. The decrease in the Americas and EMEA was due, in large part, to the economic uncertainty existing in both regions, while the decline in APAC was due to decisions we made to exit low-margin business in India. The improvement in average bill rates was primarily due to the mix of countries, particularly the business we exited in India with very low average bill rates.

Compared to 2011, the gross profit rate improved by 60 basis points due to an improved temporary gross profit rate in the Americas and APAC regions and the OCG segment. The improvement in the Americas’ temporary gross profit rate included the impact of lower workers’ compensation costs. We regularly update our estimates of open workers’ compensation claims. Due to favorable development of claims and payment data, we reduced our estimated costs of prior year workers’ compensation by $10.1 million for 2012. This compares to an adjustment reducing prior year workers’ compensation claims by $5.6 million for 2011.

SG&A expenses excluding restructuring decreased slightly year over year. In the fourth quarter of 2012, we embarked on a restructuring program for certain of our EMEA operations in Italy, France and Ireland. The total net restructuring benefit in 2012 included $2.9 million of favorable adjustments to prior restructuring costs in the U.K., partially offset by costs associated with restructuring actions in taken in Italy, France and Ireland. Restructuring costs in 2011 related primarily to revisions of the estimated lease termination costs for previously closed EMEA Commercial branches.

In the fourth quarter of 2012, we made the decision to abandon our PeopleSoft billing system implementation in the U.S., Canada and Puerto Rico and, accordingly, recorded asset impairment charges of $3.1 million, representing previously capitalized costs associated with this project.

Income tax expense for 2012 was $19.1 million (27.8%), compared to a benefit of $7.3 million (-12.6%) for 2011. The 2012 income tax expense was impacted by the expiration of employment-related income tax credits, including the Hiring Incentives to Restore Employment (“HIRE”) Act retention credit, which was unavailable in 2012, and the work opportunity credit, which was available in 2012 only for veterans and pre-2012 hires. Together, these income tax credits totaled $7.9 million in 2012, compared to $28.5 million in 2011. In 2012, the Company closed income tax examinations relating to prior years, resulting in a $5.1 million benefit. During 2011, the Company determined that for tax reporting purposes, it was eligible for worthless stock deductions related to foreign subsidiaries, which provided U.S. federal and state benefits of $8.4 million in 2011.

Diluted earnings from continuing operations per share for 2012 were $1.31, as compared to $1.72 for 2011.

Earnings (loss) from discontinued operations for 2012 and 2011 represent adjustments to the estimated costs of litigation, net of tax, retained from the 2007 sale of the Kelly Home Care business unit.

Total Americas

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$3,672.1	$3,643.7	0.8%		1.3%
Staffing fee-based income	30.2	25.3	19.0		20.3
Gross profit	547.9	523.1	4.7		5.2
Total SG&A expenses	405.8	396.4	2.4		3.0
Earnings from operations	142.1	126.7	12.0

Gross profit rate	14.9%	14.4%	0.5	pts.
Expense rates:
% of revenue	11.1	10.9	0.2
% of gross profit	74.1	75.8	(1.7)
Operating margin	3.9	3.5	0.4

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

The increase in our gross profit rate was due to the combined effects of increased staffing fee-based income, pricing increases and the decreases in workers’ compensation costs noted above. The year-over-year increase in total SG&A expenses was due to the costs associated with our Tradição operation. Total SG&A expenses without Tradição decreased slightly from last year.

Total EMEA

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$1,022.9	$1,169.0	(12.5)%		(6.7)%
Staffing fee-based income	39.2	44.1	(11.2)		(5.5)
Gross profit	176.8	207.7	(14.9)		(9.2)
SG&A expenses excluding restructuring charges	169.0	186.9	(9.7)
Restructuring charges	(0.9)	2.8	(132.3)
Total SG&A expenses	168.1	189.7	(11.5)		(6.0)
Earnings from operations	8.7	18.0	(51.6)

Gross profit rate	17.3%	17.8%	(0.5	) pts.
Expense rates (excluding restructuring charges):
% of revenue	16.5	16.0	0.5
% of gross profit	95.6	90.1	5.5
Operating margin	0.8	1.5	(0.7)

The change in EMEA revenue from services reflected an 11% decrease in hours worked. The decrease primarily reflected the difficult economic environment in the European Union. However, we also saw a decrease in our hours in Russia, where we were focused on gaining higher-margin customers. The decrease in volume was partially offset by a 5% increase in average bill rates on a CC basis. This was the result of average bill rate increases in Switzerland due to favorable customer mix and Russia where, as noted above, we were focused on higher-margin customers. EMEA represented 19% of total Company revenue in 2012 and 21% in 2011.

The EMEA gross profit rate decreased due to both a mix change, where higher-margin retail business decreased by more than lower-margin corporate accounts, and a decrease in staffing fee-based income in the Eurozone due to the economic environment.

The decrease in SG&A expenses excluding restructuring charges was primarily due to a reduction of full-time employees in specific countries. The total net restructuring benefit recorded in 2012 included $2.9 million of favorable adjustments to prior restructuring costs in the U.K., partially offset by costs associated with the restructuring actions taken in Italy, France and Ireland in the fourth quarter of 2012.

Total APAC

(Dollars in millions)

	2012	2011	Change		CC Change
Revenue from services	$394.8	$449.0	(12.1)%		(11.5)%
Staffing fee-based income	27.5	29.2	(5.8)		(4.8)
Gross profit	71.1	76.3	(6.8)		(6.3)
Total SG&A expenses	73.4	77.0	(4.7)		(4.1)
Earnings from operations	(2.3)	(0.7)	(207.4)

Gross profit rate	18.0%	17.0%	1.0	pts.
Expense rates:
% of revenue	18.6	17.2	1.4
% of gross profit	103.3	101.0	2.3
Operating margin	(0.6)	(0.2)	(0.4)

The change in total APAC revenue reflected a 35% decrease in hours worked, partially offset by a 35% increase in average bill rates on a CC basis. The change in both hours worked and average bill rates were due primarily to a decision to exit low-margin customers in India. In addition to reducing hours, this changed our mix of business, as the average bill rate in India is significantly lower than that of the APAC region. We also saw a decrease in hours worked in Australia, where market demand for temporary volume in the lower margin manufacturing and light industrial service lines slowed down. APAC revenue represented 7% of total Company revenue in 2012 and 8% in 2011.

The improvement in the APAC gross profit rate was also due to the decision to exit a number of lower-margin customers in India. The temporary gross profit rate in India was significantly lower than the temporary gross profit rate of the region. Staffing fee-based income also contributed to the improvement in the gross profit rate. Although fees declined on a year-over-year basis, they declined by less than total revenue and thus had a positive mix effect.

The change in SG&A expenses reflected a decrease in full-time salaries due, in part, to a decision to keep open positions vacant in response to volume pressures in the region.

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

Cash and Equivalents

Cash and equivalents totaled $125.7 million at year-end 2013, compared to $76.3 million at year-end 2012. As further described below, during 2013, we generated $115.3 million of cash from operating activities, used $20.8 million of cash for investing activities and used $43.7 million in cash for financing activities. At year-end 2013, cash and equivalents includes $20.0 million related to payments we received at the end of the 2013 fiscal year, most of which were paid to suppliers in early fiscal 2014. Consequently, cash and equivalents will be negatively impacted by this $20.0 million in fiscal 2014.

Operating Activities

In 2013, we generated $115.3 million of net cash from operating activities, as compared to generating $61.1 million in 2012 and $19.1 million in 2011. Included in net cash from operating activities for 2013 is $20.0 million related to the timing of payments to suppliers noted above, along with an increase of $4.8 million related to the correction of an error from prior periods. The increase in net cash from operating activities from 2012 to 2013 was also due to lower working capital requirements and improved operating results. The increase from 2011 to 2012 was primarily due to lower additional working capital requirements. In fiscal 2014, net cash from operating activities will be negatively impacted by the timing of the $20.0 million in payments to suppliers.

Trade accounts receivable totaled $1.0 billion at year-end 2013. Global days sales outstanding (“DSO”) for the fourth quarter were 52 days for 2013, compared to 53 days for 2012.

Our working capital position was $474.5 million at year-end 2013, an increase of $4.2 million from year-end 2012. The current ratio (total current assets divided by total current liabilities) was 1.6 at year-end 2013 and 1.7 at year-end 2012.

Investing Activities

In 2013, we used $20.8 million of net cash for investing activities, compared to $28.1 million in 2012 and $20.7 million in 2011. Capital expenditures, which totaled $20.0 million in 2013, $21.5 million in 2012 and $15.4 million in 2011, primarily related to the Company’s technology programs in 2013 and 2011.

In 2012, capital expenditures included costs for the implementation of the PeopleSoft payroll, billing and accounts receivable project. As a result of this project, which was completed in 2013, the Company implemented modules associated with payroll and accounts receivable in the U.S., Canada, Puerto Rico, the U.K. and Ireland, billing in the U.K. and Ireland and general ledger and fixed assets in the U.S., Puerto Rico and Canada.

During 2012, we entered into an agreement with Temp Holdings Co., Ltd. (“Temp Holdings”) to form a venture, TS Kelly Workforce Solutions (“TS Kelly”), in order to expand both companies’ presence in North Asia. As part of this agreement, we contributed our operations in China, South Korea and Hong Kong for a 49% ownership interest in TS Kelly. The $6.6 million investment represented a $1.8 million payment to TS Kelly, as well as the cash on hand at the operations we contributed. Our share of the operating results of TS Kelly is recorded on an equity basis beginning in the first quarter of 2013.

In November, 2011, we acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), a national service provider in Brazil, for $6.6 million in cash. In addition to the cash payment, the Company assumed debt of $8.8 million as part of this transaction. The operating results of Tradição are included as a business unit in the Americas Commercial operating segment.

Financing Activities

To take advantage of improved conditions in the credit markets and obtain more favorable pricing and flexible terms and conditions, effective December 11, 2013, we refinanced our existing secured revolving credit facility and securitization facility. Our amended revolver increased capacity to $200.0 million and carries a term of five years. The amended securitization facility carries a term of three years and has a total capacity of $150.0 million.

In 2013, we used $43.7 million in net cash for financing activities, as compared to using $39.4 million in 2012 and generating $6.1 million in 2011. Changes in net cash from financing activities are primarily related to short-term borrowing activities. Debt totaled $28.3 million at year-end 2013 compared to $64.1 million at year-end 2012. Debt-to-total capital is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) was 3.3% at year-end 2013 and 8.0% at year-end 2012.

In 2013, the net change in short-term borrowings was primarily due to $35.0 million of repayments on the securitization facility funded with net cash generated from operating activities. In 2012, the net change in short-term borrowings included $21.0 million and $6.2 million related to payments on the securitization facility and revolving credit facility, respectively. In 2011, the net change in short-term borrowings included $67.0 million related to borrowings on the securitization facility. Subsequent to the acquisition of Tradição in November, 2011, we established an unsecured, uncommitted revolving line of credit for the Brazilian legal entities, and used the facility to pay off short-term debt. Accordingly, also included in the 2011 net change in short-term borrowings was $6.0 million related to borrowings under the revolving line of credit in Brazil.

During 2011, we repaid debt of $68.3 million. Included in this amount was $5.4 million of short-term debt, which was paid off by our Brazilian legal entities subsequent to the acquisition of Tradição.

Dividends paid per common share were $0.20 in 2013 and 2012 and $0.10 in 2011. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2013:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Operating leases	$106.4	$39.0	$47.7	$17.3	$2.4
Short-term borrowings	28.3	28.3	-	-	-
Accrued insurance	73.6	27.6	21.4	9.6	15.0
Accrued retirement benefits	140.1	5.8	11.5	11.5	111.3
Other long-term liabilities	12.0	2.9	3.6	2.3	3.2
Uncertain income tax positions	3.1	-	1.6	0.7	0.8
Purchase obligations	30.8	20.3	9.1	1.4	-

Total	$394.3	$123.9	$94.9	$42.8	$132.7

Purchase obligations above represent unconditional commitments relating primarily to voice and data communications services and online tools which we expect to utilize generally within the next two fiscal years, in the ordinary course of business. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.

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

At year-end 2013, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $67.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $28.0 million of short-term borrowings and $55.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. Throughout 2013 and as of the 2013 year end, we met the debt covenants related to our revolving credit facility and securitization facility.

At year-end 2013, we also had additional unsecured, uncommitted short-term credit facilities totaling $15.3 million, under which we had borrowed $0.3 million. Details of our debt facilities as of the 2013 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

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

Our total exposure to European receivables from our customers at year-end 2013 was $293.5 million, which represents 29% of total trade accounts receivable, net. The percentage of trade accounts receivable over 90 days past due for Europe was consistent with our global experience.

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

Workers’ Compensation

In the U.S., we have a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. There is no aggregate limitation on our per-risk exposure under these insurance and self-insurance programs. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on our historical claims experience as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature, frequency and severity of the claims, reserving practices of our third party claims administrators, performance of our medical cost management programs, changes in our territory and business line mix and current legal, economic and regulatory factors such as industry estimates of medical cost trends. Where appropriate, multiple generally-accepted actuarial techniques are applied and tested in the course of preparing our estimates. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, we record a receivable from the insurance company for the excess amount.

We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet at year-end 2013, and other assets at year-end 2012, was $58.4 million and $61.3 million at year-end 2013 and 2012, respectively.

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

Our effective tax rate includes the impact of accruals and changes to accruals that we consider appropriate, as well as related interest and penalties. A number of years may lapse before a particular matter, for which we have or have not established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals are appropriate under generally accepted accounting principles. Favorable or unfavorable adjustments of the accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances. Our current tax accruals are presented in the consolidated balance sheet within income and other taxes and long-term tax accruals are presented in the consolidated balance sheet within other long-term liabilities.

Tax laws require items to be included in the tax return at different times than the items are reflected in the consolidated financial statements. As a result, the income tax expense reflected in our consolidated financial statements is different than the liability reported in our tax return. Some of these differences are permanent, which are not deductible or taxable on our tax return, and some are temporary differences, which give rise to deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent items for which we have already taken a deduction on our tax return, but have not yet recognized as expense in our consolidated financial statements. Our net deferred tax asset is recorded using currently enacted tax laws, and may need to be adjusted in the event tax laws change.

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

We completed our annual impairment test for all reporting units in the fourth quarter for the fiscal year ended 2013 and 2012 and determined that goodwill was not impaired. In 2013, we performed a qualitative assessment for the OCG and APAC PT reporting units, and a step one quantitative assessment for the Americas Commercial and Americas PT reporting units. In 2012, we performed a qualitative assessment for the Americas Commercial and Americas PT reporting units, and a step one quantitative assessment for the OCG and APAC PT reporting segments.

Our step one analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. For the step one analyses we performed in 2013, our revenue projections assumed modest growth. For the step one analyses we performed in 2012, our revenue projections assumed near-term growth consistent with current year results, followed by long-term modest growth. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. A 10% reduction in our revenue growth rate assumptions would not result in the estimated fair value falling below book value for those reporting units where we performed a step one quantitative test.

At year-end 2013 and 2012, total goodwill amounted to $90.3 million and $89.5 million, respectively. (See the Goodwill footnote in the notes to our consolidated financial statements).

Litigation

Kelly is subject to legal proceedings and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel, results of similar litigation and, in the case of class action lawsuits, participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to consolidated financial statements of this Annual Report on Form 10-K. At year-end 2013 and 2012, the gross accrual for litigation costs amounted to $6.9 million and $3.1 million, respectively, and related insurance recoveries totaled $3.1 million and $0.2 million, respectively.

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

In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expense in the period in which we made such a determination. In addition, for billing adjustments related to errors, service issues and compromises on billing disputes, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required, and we would record a credit or charge to revenue from services in the period in which we made such a determination. As of year-end 2013 and 2012, the allowance for uncollectible accounts receivable was $9.9 million and $10.4 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report for a description of new accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects,” "anticipates,” "intends,” “plans,” "believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by us that may be provided by management, including oral statements or other written materials released to the public, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about our company and economic and market factors in the countries in which we do business, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions, changing market and economic conditions, our ability to achieve our business strategy, our ability to retain the services of our senior management, local management and field personnel, our ability to adequately protect our intellectual property rights, including our brand, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates, material changes in demand from or loss of large corporate customers, risks associated with conducting business in foreign countries, including foreign currency fluctuations, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, liability for improper disclosure of sensitive or private employee information, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to maintain adequate financial and management processes and controls, impairment charges triggered by adverse industry or market developments, unexpected changes in claim trends on workers’ compensation, disability and medical benefit plans, the net financial impact of the Patient Protection and Affordable Care Act on our business, the impact of changes in laws and regulations (including federal, state and international tax laws), the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies. We may also utilize local currency-denominated borrowings.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2013 earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 43 of this filing and are presented in pages 44-75.

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

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 29, 2013, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles "Executive Officers of the Registrant", which is included on page 38, and “Code of Business Conduct and Ethics,” which is included on page 39, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 39, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Carl T. Camden President and Chief Executive Officer	59	1995	Served as officer of the Company.

George S. Corona Executive Vice President and Chief Operating Officer	55	2000	Served as officer of the Company.

Patricia Little Executive Vice President and Chief Financial Officer	53	2008	Served as officer of the Company.

Michael S. Webster Executive Vice President and General Manager, Americas	58	1996	Served as officer of the Company.

Teresa S. Carroll Senior Vice President and General Manager, Outsourcing and Consulting Group	48	2000	Served as officer of the Company.

Michael E. Debs Senior Vice President, Controller and Chief Accounting Officer	56	2000	Served as officer of the Company.

Peter W. Quigley Senior Vice President and General Counsel	52	2004	Served as officer of the Company.

Antonina M. Ramsey Senior Vice President	59	1992	Served as officer of the Company.

Natalia A. Shuman (1) Senior Vice President and General Manager, EMEA / APAC	40	2007	Served as officer of the Company.

Leif Agnéus (2) Senior Vice President and General Manager, EMEA / APAC	50	2002	Served as officer of the Company.

(1)	Ms. Shuman assumed the position of Senior Vice President and General Manager, EMEA / APAC effective September 1, 2013.

(2)	Mr. Agnéus terminated employment with the Company effective September 30, 2013.

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 77. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	162,613	27.84	1,829,814

Equity compensation plans not approved by security holders (3)	-	-	-

Total	162,613	$27.84	1,829,814

(1)

The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Directors Stock Option Plan and Non-Employee Directors Stock Plan.

The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 1,128,600 of restricted stock granted to employees and not yet vested at December 29, 2013.

(2)

The Equity Incentive Plan provides that the maximum number of shares available for grants, including stock options and restricted stock, is 10 percent of the outstanding Class A common stock, adjusted for plan activity over the preceding five years.

The Non-Employee Directors Stock Option Plan provides that the maximum number of shares available for settlement of options is 250,000 shares of Class A common stock.

The Non-Employee Directors Stock Plan provides that the maximum number of shares available for awards is one-quarter of one percent of the outstanding Class A common stock.

(3)	We have no equity compensation plans that have not been approved by our stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1)	Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the three fiscal years ended December 29, 2013

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 29, 2013

Consolidated Balance Sheets at December 29, 2013 and December 30, 2012

Consolidated Statements of Stockholders' Equity for the three fiscal years ended December 29, 2013

Consolidated Statements of Cash Flows for the three fiscal years ended December 29, 2013

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule -

For the three fiscal years ended December 29, 2013:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits included beginning at page 76, which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 76 of this filing.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2014		KELLY SERVICES, INC.
Registrant

	By	/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2014	*	T. E. Adderley
T. E. Adderley
Executive Chairman of the Board and Director

Date: February 13, 2014	*	C. T. Camden
C. T. Camden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 13, 2014	*	C. M. Adderley
C. M. Adderley
Director

Date: February 13, 2014	*	J. E. Dutton
J. E. Dutton
Director

Date: February 13, 2014	*	M. A. Fay, O.P.
M. A. Fay, O.P.
Director

Date: February 13, 2014	*	T. B. Larkin
T. B. Larkin
Director

Date: February 13, 2014	*	C. L. Mallett, Jr.
C. L. Mallett, Jr.
Director

Date: February 13, 2014	*	L. A. Murphy
L. A. Murphy
Director

Date: February 13, 2014	*	D. R. Parfet
D. R. Parfet
Director

Date: February 13, 2014	*	T. Saburi
T. Saburi
Director

Date: February 13, 2014	*	B. J. White
B. J. White
Director

SIGNATURES (continued)

Date: February 13, 2014		/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 13, 2014		/s/ M. E. Debs
M. E. Debs
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 13, 2014	*By	/s/ P. Little
P. Little
Attorney-in-Fact

KELLY SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND

SUPPLEMENTAL SCHEDULE

Management’s Report on Internal Control Over Financial Reporting

The management of Kelly Services, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

●

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment, management determined that, as of December 29, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kelly Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan

February 13, 2014

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	2013	2012	2011
	(In millions of dollars except per share items)

Revenue from services	$5,413.1	$5,450.5	$5,551.0

Cost of services	4,523.6	4,553.9	4,667.7

Gross profit	889.5	896.6	883.3

Selling, general and administrative expenses	834.5	821.2	825.6

Asset impairments	1.7	3.1	-

Earnings from operations	53.3	72.3	57.7

Other expense, net	4.5	3.5	0.1

Earnings from continuing operations before taxes	48.8	68.8	57.6

Income tax (benefit) expense	(10.1)	19.1	(7.3)

Earnings from continuing operations	58.9	49.7	64.9

Earnings (loss) from discontinued operations, net of tax	-	0.4	(1.2)

Net earnings	$58.9	$50.1	$63.7

Basic earnings (loss) per share
Earnings from continuing operations	$1.54	$1.31	$1.72
Earnings (loss) from discontinued operations	-	0.01	(0.03)
Net earnings	$1.54	$1.32	$1.69

Diluted earnings (loss) per share
Earnings from continuing operations	$1.54	$1.31	$1.72
Earnings (loss) from discontinued operations	-	0.01	(0.03)
Net earnings	$1.54	$1.32	$1.69

Dividends per share	$0.20	$0.20	$0.10

Average shares outstanding (millions):
Basic	37.3	37.0	36.8
Diluted	37.3	37.0	36.8

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2013	2012	2011
	(In millions of dollars)

Net earnings	$58.9	$50.1	$63.7

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.0, $0.4 and $0.6 million, respectively	(6.7)	4.9	(8.0)
Less: Reclassification adjustments included in net earnings	(0.1)	0.7	(1.6)
Foreign currency translation adjustments	(6.8)	5.6	(9.6)

Unrealized gains (losses) on investment, net of tax expense of $16.2, $0.0 and $0.0 million, respectively	31.2	13.1	(2.1)

Pension liability adjustments, net of tax expense of $0.2, $0.0 and $0.1 million, respectively	1.4	0.3	(1.2)
Less: Reclassification adjustments included in net earnings	0.2	0.2	0.1
Pension liability adjustments	1.6	0.5	(1.1)

Other comprehensive income (loss)	26.0	19.2	(12.8)

Comprehensive Income	$84.9	$69.3	$50.9

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2013	2012
	(In millions of dollars)
ASSETS
Current Assets:
Cash and equivalents	$125.7	$76.3
Trade accounts receivable, less allowances of $9.9 million and $10.4 million, respectively	1,023.1	1,013.9
Prepaid expenses and other current assets	52.2	57.5
Deferred taxes	35.5	44.9
Total current assets	1,236.5	1,192.6

Property and Equipment:
Property and equipment	350.5	337.6
Accumulated depreciation	(258.5)	(247.7)
Net property and equipment	92.0	89.9
Noncurrent Deferred Taxes	121.7	82.8
Goodwill, Net	90.3	89.5
Other Assets	258.1	180.9
Total Assets	$1,798.6	$1,635.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$28.3	$64.1
Accounts payable and accrued liabilities	342.4	295.6
Accrued payroll and related taxes	294.9	264.5
Accrued insurance	27.6	32.8
Income and other taxes	68.8	65.3
Total current liabilities	762.0	722.3

Noncurrent Liabilities:
Accrued insurance	46.0	43.5
Accrued retirement benefits	134.7	111.0
Other long-term liabilities	33.3	17.9
Total noncurrent liabilities	214.0	172.4

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2013 and 2012	36.6	36.6
Class B common stock, shares issued 3.5 million at 2013 and 2012	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.7 million shares at 2013 and 2.9 million at 2012	(55.6)	(61.0)
Class B common stock	(0.6)	(0.6)
Paid-in capital	26.0	27.1
Earnings invested in the business	751.3	700.0
Accumulated other comprehensive income	61.4	35.4
Total stockholders' equity	822.6	741.0
Total Liabilities and Stockholders' Equity	$1,798.6	$1,635.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	2013	2012	2011
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	-	-	-
Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	-	-	-
Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(61.0)	(66.3)	(70.3)
Exercise of stock options, restricted stock and other	5.4	5.3	4.0
Balance at end of year	(55.6)	(61.0)	(66.3)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Exercise of stock options, restricted stock and other	-	-	-
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	27.1	28.8	28.0
Exercise of stock options, restricted stock and other	(1.1)	(1.7)	0.8
Balance at end of year	26.0	27.1	28.8

Earnings Invested in the Business
Balance at beginning of year	700.0	657.5	597.6
Net earnings	58.9	50.1	63.7
Dividends	(7.6)	(7.6)	(3.8)
Balance at end of year	751.3	700.0	657.5

Accumulated Other Comprehensive Income
Balance at beginning of year	35.4	16.2	29.0
Other comprehensive income (loss), net of tax	26.0	19.2	(12.8)
Balance at end of year	61.4	35.4	16.2
Stockholders' Equity at end of year	$822.6	$741.0	$675.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2012	2011
	(In millions of dollars)

Cash flows from operating activities:
Net earnings	$58.9	$50.1	$63.7
Noncash adjustments:
Impairment of assets	1.7	3.1	-
Depreciation and amortization	20.4	22.3	31.4
Provision for bad debts	2.0	1.1	4.3
Stock-based compensation	3.8	4.8	4.6
Deferred income taxes	(31.3)	4.7	(27.3)
Other, net	0.6	1.3	(2.6)
Changes in operating assets and liabilities	59.2	(26.3)	(55.0)

Net cash from operating activities	115.3	61.1	19.1

Cash flows from investing activities:
Capital expenditures	(20.0)	(21.5)	(15.4)
Investment in equity affiliate	-	(6.6)	-
Acquisition of companies, net of cash received	-	-	(6.5)
Other investing activities	(0.8)	-	1.2

Net cash used in investing activities	(20.8)	(28.1)	(20.7)

Cash flows from financing activities:
Net change in short-term borrowings	(35.8)	(31.9)	79.2
Repayment of debt	-	-	(68.3)
Dividend payments	(7.6)	(7.6)	(3.8)
Other financing activities	(0.3)	0.1	(1.0)

Net cash (used in) provided by financing activities	(43.7)	(39.4)	6.1

Effect of exchange rates on cash and equivalents	(1.4)	1.7	(4.0)

Net change in cash and equivalents	49.4	(4.7)	0.5
Cash and equivalents at beginning of year	76.3	81.0	80.5

Cash and equivalents at end of year	$125.7	$76.3	$81.0

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a global workforce solutions provider operating throughout the world.

Fiscal Year The Company's fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 29, 2013 (2013), December 30, 2012 (2012) and January 1, 2012 (2011), respectively, all of which contained 52 weeks. The Company’s operations in Brazil are accounted for on a one-month lag. The Company’s equity investment in TS Kelly Workforce Solutions is accounted for on a one-quarter lag (see Investment in Equity Affiliate footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period. Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis.

Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Available-For-Sale Investment The Company’s available-for-sale investment, as further described in the Fair Value Measurements footnote, is carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized losses and declines in value below cost judged to be other-than-temporary are included as a component of asset impairments expense in the consolidated statement of earnings. The fair value of the available-for-sale investment is based on quoted market prices.

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

Revenue Recognition Revenue from services is recognized as services are provided by the temporary or contract employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Revenue from other staffing fee-based consulting services is recognized when the services are provided. Provisions for sales allowances (billing adjustments related to errors, service issues and compromises on billing disputes), based on historical experience, are recognized at the time the related sale is recognized as a reduction in revenue from services.

Allowance for Uncollectible Accounts Receivable The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. The reserve for sales allowances, as discussed above, is also included in the allowance for uncollectible accounts receivable. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance by recording a charge or credit to SG&A expenses for the portion of the adjustment relating to uncollectible accounts receivable, and a charge or credit to revenue from services for the portion of the adjustment relating to sales allowances.

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

Advertising Expenses Advertising expenses from continuing operations, which are expensed as incurred and are included in SG&A expenses, were $8.9 million in 2013, $8.5 million in 2012 and $7.5 million in 2011.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

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

Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

Category	2013	2012	Life
	(In millions of dollars)
Land	$3.8	$3.8		-
Work in process	4.4	7.2		-
Buildings and improvements	58.9	56.5	15	to	45 years
Computer hardware and software	215.7	202.3	3	to	12 years
Equipment, furniture and fixtures	33.6	33.0		5	years
Leasehold improvements	34.1	34.8	The lesser of the life of the lease or 5 years.
Total property and equipment	$350.5	$337.6

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service. Depreciation expense was $18.4 million for 2013, $19.0 million for 2012 and $28.9 million for 2011.

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

Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Purchased intangible assets with definite lives are recorded at estimated fair value at the date of acquisition and are amortized over their respective useful lives (from 3 to 15 years) on a straight-line basis or, if appropriate, on an accelerated basis commensurate with the related cash flows.

Impairment of Long-Lived Assets and Intangible Assets The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover the asset group’s carrying amount, in which the long-lived asset being tested for impairment resides, the asset is written down to its estimated fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or estimated fair value less cost to sell.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

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

Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $20.6 million and $22.2 million at year-end 2013 and 2012, respectively.

Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $4.0 million and $5.3 million at year-end 2013 and 2012, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

Stock-Based Compensation The Company may grant restricted stock awards and units (collectively, “restricted stock”), stock options (both incentive and nonqualified), stock appreciation rights and performance awards to key employees associated with the Company’s Class A stock. The Company utilizes the market price on the date of grant as the fair value for restricted stock and estimates the fair value of stock option awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in SG&A expense in the Company’s consolidated statements of earnings.

Earnings Per Share Restricted stock that entitle their holders to receive nonforfeitable dividends before vesting are considered participating securities and, therefore, are included in the calculation of earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under this method, earnings from continuing operations (or net earnings) is reduced by the amount of dividends declared, and the remaining undistributed earnings is allocated to common stock and participating securities based on the proportion of each class’s weighted average shares outstanding to the total weighted average shares outstanding. The calculation of diluted earnings per share includes the effect of potential common shares outstanding in the average weighted shares outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Workers’ Compensation The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records a receivable from the insurance company for the excess amount. The receivable is included in prepaid expenses and other current assets and other assets in the consolidated balance sheet at the 2013 year end and in other assets at the 2012 year end. The Company regularly updates its estimates, and the ultimate cost of these claims may be greater than or less than the established accrual.

2. Fair Value Measurements

Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following tables present the assets carried at fair value as of year-end 2013 and 2012 on the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Year-End 2013

Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.9	$2.9	$-	$-
Available-for-sale investment	80.7	80.7	-	-

Total assets at fair value	$83.6	$83.6	$-	$-

	Fair Value Measurements on a Recurring Basis As of Year-End 2012

Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.3	$2.3	$-	$-
Available-for-sale investment	37.7	37.7	-	-

Total assets at fair value	$40.0	$40.0	$-	$-

Money market funds as of year-end 2013 and 2012 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet as of year-end 2013 and prepaid expenses and other current assets as of year-end 2012. The valuations were based on quoted market prices of those accounts as of the respective period end.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Fair Value Measurements (continued)

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain of $30.1 million for the year ended 2013 and $13.1 million for the year ended 2012 were recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $19.7 million at year-end 2013 and $24.1 million at year-end 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

We completed our annual impairment test for all reporting units in the fourth quarter for the fiscal years ended 2013 and 2012 and determined that goodwill was not impaired.

In 2013, we completed a qualitative assessment for the annual goodwill impairment test for the OCG and APAC PT reporting units. In 2012, we completed a qualitative assessment for the annual goodwill impairment test for the Americas Commercial and Americas PT reporting units. As a result of these qualitative assessments, we determined it was more likely than not that the fair value of each of the reporting units was more than its carrying value. In conducting the qualitative assessment, we assessed the totality of relevant events and circumstances that affect the fair value or carrying value of a reporting unit. Such events and circumstances included macroeconomic conditions, industry and competitive environment considerations, overall financial performance, reporting unit specific events and market considerations. We considered recent valuations of our reporting units, including the magnitude of the difference between the most recent fair value estimate and the carrying value. We considered both positive and adverse events and circumstances and assessed the extent to which each of the events and circumstances identified affected the comparison of a reporting unit's fair value with its carrying value.

In 2013, we completed a step one quantitative test for the Americas Commercial and Americas PT reporting units. In 2012, we completed a step one quantitative test for the OCG and APAC PT reporting units. For both years, the estimated fair value of each reporting unit tested exceeded its related carrying value. Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. For the step one analyses we performed in 2013, our revenue projections assumed modest growth. For the step one analyses we performed in 2012, our revenue projections assumed near-term growth consistent with current year results, followed by long-term modest growth. Assumptions and estimates about future cash flows and discount rates are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and internal forecasts. A 10% reduction in our revenue growth rate assumptions would not result in the estimated fair value falling below book value for those reporting units where we performed a step one quantitative test.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Acquisition

In the fourth quarter of 2011, we acquired the stock of Tradição Planejamento e Tecnologia de Serviços S.A. and Tradição Tecnologia e Serviços Ltda. (collectively, “Tradição”), a national service provider in Brazil. Tradição is included the Americas Commercial operating segment.

Included in the assets purchased was approximately $5.0 million of intangible assets associated with customer lists. These assets are being amortized over approximately 7 years based on the expected cash flows and will have no residual value. Acquisition adjustments totaling $0.8 million were identified during the measurement period and recorded to our consolidated balance sheet in 2013. These adjustments, which related to changes in Tradição’s estimated tax liabilities assumed, are included in the changes in the net carrying amount of goodwill as detailed in the Goodwill footnote.

4. Investment in Equity Affiliate

In 2012, we purchased the remaining 30% noncontrolling interest in our China subsidiaries, and recorded a charge to paid-in capital of $1.2 million for the difference between the carrying value of the noncontrolling interest and the fair value of the consideration provided.

On July 24, 2012, we entered into an agreement with Temp Holdings Co., Ltd. (“Temp Holdings”) to form a venture, TS Kelly Workforce Solutions (“TS Kelly”), in order to expand both companies’ presence in North Asia. On November 1, 2012, we contributed our China, Hong Kong and South Korea subsidiaries in exchange for a 49% ownership interest in TS Kelly. Consequently, we deconsolidated the operations of those entities and recorded a $5.1 million investment in other assets on the consolidated balance sheet, which represented the estimated fair value of our ownership interest in TS Kelly at year-end 2012. The operating results of our interest in TS Kelly are accounted for on a one-quarter lag under the equity method; accordingly, our consolidated financial statements include operating results for TS Kelly beginning in 2013. Our 49% share of TS Kelly’s operating results is recorded in other expense, net in the consolidated statement of earnings (see Other Expense, Net footnote).

In 2012, we recorded a loss of $0.7 million in other expense, net, which represented the difference between the carrying value of net assets contributed to the venture and the fair value of our retained investment in TS Kelly. As part of this transaction, we allocated a pro-rata share of goodwill related to the contributed entities in our APAC PT and OCG segments amounting to $0.6 million.

The amount due to or due from TS Kelly was immaterial as of year-end 2013 and 2012.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Goodwill

The changes in the net carrying amount of goodwill for the fiscal years 2013 and 2012 are included in the tables below. See Acquisition footnote for a description of adjustments to Americas Commercial goodwill and Investment in Equity Affiliate footnote for a description of adjustments to APAC PT and OCG goodwill.

	As of Year-End 2012			As of Year-End 2013
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$39.2	$(16.4)	$0.8	$40.0	$(16.4)	$23.6
Americas PT	39.2	-	-	39.2	-	39.2
Total Americas	78.4	(16.4)	0.8	79.2	(16.4)	62.8

EMEA
EMEA Commercial	50.4	(50.4)	-	50.4	(50.4)	-
EMEA PT	22.0	(22.0)	-	22.0	(22.0)	-
Total EMEA	72.4	(72.4)	-	72.4	(72.4)	-

APAC
APAC Commercial	12.1	(12.1)	-	12.1	(12.1)	-
APAC PT	1.4	-	-	1.4	-	1.4
Total APAC	13.5	(12.1)	-	13.5	(12.1)	1.4

OCG	26.1	-	-	26.1	-	26.1
Consolidated Total	$190.4	$(100.9)	$0.8	$191.2	$(100.9)	$90.3

	As of Year-End 2011			As of Year-End 2012
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$39.3	$(16.4)	$(0.1)	$39.2	$(16.4)	$22.8
Americas PT	39.2	-	-	39.2	-	39.2
Total Americas	78.5	(16.4)	(0.1)	78.4	(16.4)	62.0

EMEA
EMEA Commercial	50.4	(50.4)	-	50.4	(50.4)	-
EMEA PT	22.0	(22.0)	-	22.0	(22.0)	-
Total EMEA	72.4	(72.4)	-	72.4	(72.4)	-

APAC
APAC Commercial	12.1	(12.1)	-	12.1	(12.1)	-
APAC PT	1.8	-	(0.4)	1.4	-	1.4
Total APAC	13.9	(12.1)	(0.4)	13.5	(12.1)	1.4

OCG	26.3	-	(0.2)	26.1	-	26.1
Consolidated Total	$191.1	$(100.9)	$(0.7)	$190.4	$(100.9)	$89.5

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Assets

Included in other assets are the following:

	2013	2012
	(In millions of dollars)
Deferred compensation plan (see Retirement Benefits footnote)	$134.0	$106.3
Available-for-sale investment (see Fair Value Measurements footnote)	80.7	37.7
Workers' compensation receivable	13.4	15.0
Wage credit receivable	6.1	-
Intangibles, net of accumulated amortization of $17.7 million in 2013 and $21.8 million in 2012	4.3	8.1
Investment in equity affiliate (see Investment in Equity Affiliate footnote)	3.8	5.1
Other	15.8	8.7

Other assets	$258.1	$180.9

Intangible amortization expense which is included in SG&A expenses, was $2.0 million, $3.3 million and $2.5 million in 2013, 2012 and 2011, respectively. Wage credit receivable is related to a tax law introduced in 2013 to enhance the competitiveness of businesses in France.

7. Debt

Short-Term Debt

On December 11, 2013, we entered into an agreement with our lenders to amend and restate our existing revolving credit facility dated March 30, 2011 (the “Facility”). The amendment made, among others, the following changes:

●	Increased the lenders’ commitments from $150.0 million to $200.0 million;

●	Revised the termination date of the facility from March 31, 2016 to December 11, 2018; and

●	Reduced the applicable margins based on the Company’s leverage ratio, as defined in the agreement and calculated at the end of each fiscal quarter.

The Facility allows for borrowings in various currencies and is used to fund working capital, acquisitions, and general corporate needs. At year-end 2013 and 2012, there were no borrowings under the Facility and the remaining borrowing capacity was $200.0 million and $150.0 million, respectively. At year-end 2013, the Facility had a commitment fee of 25 basis points. This varies based on the Company’s leverage ratio as defined in the agreement. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2013:

●

We must maintain a certain minimum ratio of earnings before interest, taxes, depreciation, amortization and certain cash and non-cash charges that are non-recurring in nature (“EBITDA”) to interest expense (“Interest Coverage Ratio”) as of the end of any fiscal quarter.

●	We must maintain a certain maximum ratio of total indebtedness to the sum of net worth and total indebtedness at all times.

●	Dividends, stock buybacks and similar transactions are limited to certain maximum amounts.

●	We must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt (continued)

On December 11, 2013, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”) amended the Receivables Purchase Agreement dated December 4, 2009 related to the existing $150 million securitization facility (“Securitization Facility”). The amendment made, among others, the following changes:

●	Revised the termination date of the facility from March 31, 2014 to December 9, 2016;

●	Introduced a delayed funding option that allows the bank to delay honoring a funding request for up to 35 days in the event there is market dislocation; and

●	Reduced the facility fees, letter of credit fees, and program fees.

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

As of year-end 2013, the Securitization Facility carried $28.0 million of short-term borrowings at a rate of 0.97%, $55.0 million of SBLCs related to workers’ compensation and a remaining capacity of $67.0 million. The interest rate detailed above includes a facility fee of 40 basis points. As of year-end 2012, the Securitization Facility carried $63.0 million of short-term borrowings at a rate of 1.40%, SBLCs of $55.0 million related to workers’ compensation and remaining capacity of $32.0 million.

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

The Company had total unsecured, uncommitted short-term local credit facilities of $15.3 million as of year-end 2013. Borrowings under these lines totaled $0.3 million and $1.1 million at year-end 2013 and 2012, respectively. The interest rate for these borrowings was 10.75% at year-end 2013 and 9.56% at year-end 2012.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Retirement Benefits

The Company provides a qualified defined contribution plan covering substantially all U.S.-based full-time employees, except officers and certain other employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be funded annually. The plan also offers a savings feature with Company matching contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.

A nonqualified plan is provided for officers and certain other employees. Upon approval by the Board of Directors, a discretionary contribution based on eligible wages may be made annually. This plan also includes provisions for salary deferrals and Company matching contributions.

In addition to the plans above, the Company also provides a qualified plan and a nonqualified plan to certain U.S-based temporary employees.

The liability for the nonqualified plans was $135.6 million and $110.6 million as of year-end 2013 and 2012, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. The cost of participants’ earnings on this liability, which were included in SG&A expenses, were earnings of $15.7 million and $10.2 million in 2013 and 2012, respectively, and losses of $0.9 million in 2011. In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the non-qualified deferred compensation plan noted above, was $134.0 million and $106.3 million at year-end 2013 and 2012, respectively. The cash surrender value of these insurance policies is included in other assets. Tax-free earnings on these assets, which were included in SG&A expenses, were $17.4 million in 2013, $10.3 million in 2012 and losses of $1.8 million in 2011.

The net expense for retirement benefits for the qualified and nonqualified plans, including Company matching and discretionary contributions for full-time employees, totaled $6.2 million in 2013, $9.7 million in 2012 and $9.9 million in 2011. The expense related to retirement plan contributions for temporary employees is reimbursed by our customers.

In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2013 were $13.7 million, $9.2 million and $4.5 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2012 were $14.2 million, $8.2 million and $6.0 million, respectively. Total pension expense for these plans was $0.7 million, $1.1 million and $0.9 million in 2013, 2012 and 2011, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2014 are not significant.

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

During 2013, 2012 and 2011, the Company made dividend payments totaling $7.6 million, $7.6 million and $3.8 million, respectively.

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, net of tax, during 2013 are included in the table below. Amounts in parentheses indicate debits.

	Foreign Currency Translation Adjustments		Unrealized Gains and Losses on Investment		Pension Liability Adjustments	Total
	(In millions of dollars)

Balance at year-end 2012	$24.9		$13.6		$(3.1)	$35.4

Other comprehensive income (loss) before reclassifications	(6.7)		31.2	(1)	1.4	25.9

Amounts reclassified from accumulated other comprehensive income	(0.1	) (2)	-		0.2 (3)	0.1

Net current-period other comprehensive income	(6.8)		31.2		1.6	26.0

Balance at year-end 2013	$18.1		$44.8		$(1.5)	$61.4

(1)	Includes utilization of a $1.1 million income tax valuation allowance relating to the Temp Holdings investment.

(2)	Amount was recorded in the other expense, net line item in the consolidated statement of earnings.

(3)	Amount was recorded in the SG&A expenses line item in the consolidated statement of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Earnings Per Share

The reconciliation of basic earnings per share on common stock for the year-end 2013, 2012 and 2011 follows (in millions of dollars except per share data).

	2013	2012	2011

Earnings from continuing operations	$58.9	$49.7	$64.9
Less: Earnings allocated to participating securities	(1.5)	(1.3)	(1.5)
Earnings from continuing operations available to common shareholders	$57.4	$48.4	$63.4

Earnings (loss) from discontinued operations	$-	$0.4	$(1.2)
Less: Earnings (loss) allocated to participating securities	-	-	-
Earnings (loss) from discontinued operations available to common shareholders	$-	$0.4	$(1.2)

Net earnings	$58.9	$50.1	$63.7
Less: Earnings allocated to participating securities	(1.5)	(1.3)	(1.5)
Net earnings available to common shareholders	$57.4	$48.8	$62.2

Basic earnings (loss) per share on common stock:
Earnings from continuing operations	$1.54	$1.31	$1.72
Earning (loss) from discontinued operations	$-	$0.01	$(0.03)
Net earnings	$1.54	$1.32	$1.69

Diluted earnings (loss) per share on common stock:
Earnings from continuing operations	$1.54	$1.31	$1.72
Earnings (loss) from discontinued operations	$-	$0.01	$(0.03)
Net earnings	$1.54	$1.32	$1.69

Average common shares outstanding (millions)
Basic	37.3	37.0	36.8
Diluted	37.3	37.0	36.8

Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for 2013, 2012 and 2011. Stock options representing 0.3 million, 0.4 million and 0.6 million shares for 2013, 2012 and 2011, respectively, were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

11. Stock-Based Compensation

Under the Equity Incentive Plan (the “Plan”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock and performance awards to key employees associated with the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at year-end 2013 under the Plan were 1,552,354. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

The Company recognized stock-based compensation cost of $6.0 million in 2013 and 2012 and $5.7 million in 2011, as well as related tax benefits of $2.3 million in 2013 and 2012 and $2.2 million in 2011.

Restricted Stock

Restricted stock, which typically vests over 4 years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock under the Plan as of year-end 2013 and changes during this period is presented as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2012	1,062,525	$15.19
Granted	497,700	19.74
Vested	(345,925)	15.58
Forfeited	(85,700)	15.35
Nonvested at year-end 2013	1,128,600	$17.06

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Stock-Based Compensation (continued)

As of year-end 2013, unrecognized compensation cost related to unvested restricted stock totaled $16.2 million. The weighted average period over which this cost is expected to be recognized is approximately two years. The weighted average grant date fair value per share of restricted stock granted during 2013, 2012 and 2011 was $19.74, $12.98 and $16.84, respectively. The total fair value of restricted stock, which vested during 2013, 2012 and 2011, was $6.5 million, $4.1 million and $3.7 million, respectively.

Stock Options

Under the terms of the Plan, stock options may not be granted at prices less than the fair value of the Company’s Class A stock on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. No stock options were granted in 2013, 2012 and 2011.

A summary of the status of stock option grants under the Plan as of year-end 2013 and changes during this period is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at year-end 2012	392,599	$26.16
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(229,986)	24.97
Outstanding at year-end 2013	162,613	$27.84	0.68	$-
Options exercisable at year-end 2013	162,613	$27.84	0.68	$-

The table above includes 33,000 of non-employee director shares outstanding at year-end 2013.

As of year-end 2013, there was no unrecognized compensation cost related to unvested stock options. No stock options were exercised in 2013, 2012 and 2011.

Windfall tax benefits, which were included in the “Other financing activities” component of net cash from financing activities in the consolidated statement of cash flows, totaled $0.5 million in 2013 and were insignificant for 2012 and 2011.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other Expense, Net

Included in other expense, net are the following:

	2013	2012	2011
	(In millions of dollars)

Interest income	$0.4	$1.0	$1.0
Interest expense	(2.8)	(3.4)	(3.4)
Dividend income	0.6	0.6	0.5
Foreign exchange (losses) gains	(1.5)	(1.0)	1.5
Net loss on equity investment (see Investment in Equity Affiliate footnote)	(1.3)	(0.7)	-
Other	0.1	-	0.3

Other expense, net	$(4.5)	$(3.5)	$(0.1)

Dividend income includes dividends earned on the Company’s investment in Temp Holdings (see Fair Value Measurements footnote).

13. Income Taxes

Earnings from continuing operations before taxes for the years 2013, 2012 and 2011 were taxed under the following jurisdictions:

	2013	2012	2011
	(In million of dollars)
Domestic	$35.1	$56.3	$36.7
Foreign	13.7	12.5	20.9
Total	$48.8	$68.8	$57.6

The provision for income taxes from continuing operations was as follows:

	2013	2012	2011
	(In millions of dollars)
Current tax expense:
U.S. federal	$7.3	$1.4	$5.2
U.S. state and local	3.5	3.0	1.8
Foreign	10.4	10.0	13.0
Total current	21.2	14.4	20.0
Deferred tax expense:
U.S. federal	(26.9)	4.7	(33.3)
U.S. state and local	(1.6)	0.9	1.1
Foreign	(2.8)	(0.9)	4.9
Total deferred	(31.3)	4.7	(27.3)
Total provision	$(10.1)	$19.1	$(7.3)

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes (continued)

Deferred taxes are comprised of the following:

	2013	2012
	(In millions of dollars)
Depreciation and amortization	$(10.4)	$(8.9)
Employee compensation and benefit plans	68.1	57.5
Workers' compensation	22.8	23.7
Unrealized (gain) loss on securities	(17.2)	2.3
Loss carryforwards	49.4	50.2
Credit carryforwards	82.0	60.5
Other, net	0.2	(3.6)
Valuation allowance	(56.3)	(58.4)
Net deferred tax assets	$138.6	$123.3

The deferred tax balance is classified in the consolidated balance sheet as:

	2013	2012
	(In millions of dollars)
Current assets, deferred tax	$35.5	$44.9
Noncurrent deferred tax asset	121.7	82.8
Current liabilities, income and other taxes	(0.4)	(3.3)
Noncurrent liabilities, other long-term liabilities	(18.2)	(1.1)
	$138.6	$123.3

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2013	2012	2011
	(In millions of dollars)
Income tax based on statutory rate	$17.1	$24.1	$20.2
State income taxes, net of federal benefit	1.2	2.6	1.9
General business credits	(26.2)	(7.9)	(28.5)
Life insurance cash surrender value	(5.8)	(3.4)	0.9
Foreign items	0.3	1.6	(0.5)
Foreign business taxes	3.9	4.5	4.7
Mexico tax law change	(4.6)	-	-
Worthless stock	-	-	(7.7)
Non-deductible compensation	1.2	1.2	1.5
Change in deferred tax realizability	2.8	(0.7)	(0.6)
Uncertain tax positions	-	(4.8)	(0.7)
Other, net	-	1.9	1.5
Total	$(10.1)	$19.1	$(7.3)

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes (continued)

General business credits primarily represent U.S. work opportunity credits and, in 2011 only, HIRE Act retention credits of $11.3 million. In 2012, the work opportunity credit was available only for veterans and pre-2012 hires. The full credit was retroactively reinstated on January 2, 2013, resulting in the inclusion of $9.3 million of tax benefits during 2013 that would have been recognized in 2012 if the law had been in effect. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC Topic 740 (“ASC 740”), Income Taxes. The Company closed income tax examinations in 2012, resulting in a $5.1 million benefit.

The Company has U.S. general business credit carryforwards of $82.0 million which will expire from 2030 to 2033. The net tax effect of state and foreign loss carryforwards at year-end 2013 totaled $49.4 million, which expire as follows (in millions of dollars):

Year	Amount
2014-2015	$0.6
2016-2018	3.3
2019-2022	2.5
2023-2033	0.6
No expiration	42.4
Total	$49.4

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

Provision has not been made for U.S. or additional foreign income taxes on an estimated $76.8 million of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If these earnings were to be repatriated, the Company would be subject to additional U.S. income taxes, adjusted for foreign credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were repatriated.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In millions of dollars)
Balance at beginning of the year	$2.9	$7.8	$8.5

Additions for prior years' tax positions	-	0.4	0.2
Reductions for prior years' tax positions	(0.1)	(5.3)	(0.8)
Additions for settlements	-	-	0.2
Reductions for settlements	-	-	(0.2)
Reductions for expiration of statutes	-	-	(0.1)

Balance at end of the year	$2.8	$2.9	$7.8

If the $2.8 million in 2013, $2.9 million in 2012 and $7.8 million in 2011 of unrecognized tax benefits were recognized, they would have a favorable effect of $1.8 million in 2013, $1.9 million in 2012 and $6.7 million in 2011 on income tax expense.

The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized expense of $0.1 million in 2013, a benefit of $0.3 million in 2012 and expense of $0.1 million in 2011 for interest and penalties. Accrued interest and penalties were $0.3 million at year-end 2013 and $0.2 million at year-end 2012.

The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2010 through 2013, Canada for fiscal years 2006 through 2013, France for fiscal years 2011 through 2013, Mexico for fiscal years 2008 through 2013, Switzerland for fiscal years 2004 through 2013 and Russia for fiscal years 2011 through 2013.

The Company and its subsidiaries have various income tax returns in the process of examination or administrative appeals. The unrecognized tax benefit and related interest and penalty balances include approximately $0.5 million for 2013 related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions and the effect of deconsolidated entities, as disclosed in the statements of cash flows, for the fiscal years 2013, 2012 and 2011, respectively, were as follows:

	2013	2012	2011
	(In millions of dollars)

Increase in trade accounts receivable	$(14.6)	$(57.9)	$(148.5)
Increase in prepaid expenses and other assets	(11.8)	(12.5)	(4.7)
Increase in accounts payable and accrued liabilities	43.8	54.1	58.9
Increase in accrued payroll and related taxes	39.2	2.4	34.3
(Decrease) increase in accrued insurance	(2.9)	(8.7)	0.2
Increase (decrease) in income and other taxes	5.5	(3.7)	4.8

Total changes in operating assets and liabilities	$59.2	$(26.3)	$(55.0)

The Company paid interest of $2.0 million, $2.6 million and $2.9 million in 2013, 2012 and 2011, respectively. The Company paid income taxes of $16.9 million in 2013, $18.8 million in 2012 and $21.5 million in 2011.

During 2013, the Company determined that both cash and equivalents and accrued payroll and related taxes were understated by $4.8 million as of the 2012 year end, and by an insignificant amount as of the 2011 year end. The Company determined that the impact of this error on the consolidated balance sheets and consolidated statements of cash flows was not material. As a result of correcting the error in 2013, changes in operating assets and liabilities and net cash from operating activities are both overstated by $4.8 million in the consolidated statements of cash flows for 2013.

15. Commitments

The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of year-end 2013 (in millions of dollars):

Fiscal year:
2014	$39.0
2015	28.7
2016	19.0
2017	11.0
2018	6.3
Later years	2.4

Total	$106.4

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Commitments (continued)

Lease expense from continuing operations for fiscal 2013, 2012 and 2011 amounted to $45.6 million, $48.3 million and $50.5 million, respectively.

In addition to operating lease agreements, the Company has entered into noncancelable purchase obligations totaling $30.8 million. These obligations relate primarily to voice and data communications services and online tools which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.

16. Contingencies

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

During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consists of $2.7 million plus a portion of pre-and-post-judgment interest. Kelly believes it is appropriately insured for this verdict. Kelly believes that the verdict is not supported by the facts of the case and is currently evaluating appeals strategies with its insurers.

In 2012, the Company received final court approval of the settlement of a single class action, Fuller v. Kelly Services, Inc. and Kelly Home Care Services, Inc., in the Superior Court of California, Los Angeles, which involved a claim for monetary damages by current and former temporary employees in the State of California. The claims were related to alleged misclassification of personal attendants as exempt and not entitled to overtime compensation under state law and alleged technical violations of a state law governing the content of employee pay stubs. During 2011, a $1.2 million after tax charge relating to the settlement was recognized in discontinued operations. During the first quarter of 2012, we reduced our estimate of the costs to settle the litigation by $0.4 million after tax, which we recorded in discontinued operations.

The Company is continuously engaged in litigation arising in the ordinary course of its business, typically matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. At year-end 2013 and 2012, the gross accrual for litigation costs amounted to $6.9 million and $3.1 million, respectively, and related insurance recoveries totaled $3.1 million and $0.2 million, respectively.

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

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings from continuing operations before taxes, for 2013, 2012 and 2011. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	2013	2012	2011
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$2,545.6	$2,642.4	$2,660.9
Americas PT	1,001.4	1,029.7	982.8
Total Americas Commercial and PT	3,547.0	3,672.1	3,643.7

EMEA Commercial	877.5	854.6	990.1
EMEA PT	179.7	168.3	178.9
Total EMEA Commercial and PT	1,057.2	1,022.9	1,169.0

APAC Commercial	344.1	343.2	397.6
APAC PT	38.6	51.6	51.4
Total APAC Commercial and PT	382.7	394.8	449.0

OCG	475.9	396.1	317.3

Less: Intersegment revenue	(49.7)	(35.4)	(28.0)

Consolidated Total	$5,413.1	$5,450.5	$5,551.0

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Segment Disclosures (continued)

	2013	2012	2011
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$370.2	$388.2	$375.3
Americas PT gross profit	163.5	159.7	147.8
Americas Region gross profit	533.7	547.9	523.1
Americas Region SG&A expenses	(424.9)	(405.8)	(396.4)
Americas Region Earnings from Operations	108.8	142.1	126.7

EMEA Commercial gross profit	133.6	133.8	160.3
EMEA PT gross profit	42.6	43.0	47.4
EMEA Region gross profit	176.2	176.8	207.7
EMEA Region SG&A expenses	(164.7)	(168.1)	(189.7)
EMEA Region Earnings from Operations	11.5	8.7	18.0

APAC Commercial gross profit	49.3	50.1	55.7
APAC PT gross profit	14.0	21.0	20.6
APAC Region gross profit	63.3	71.1	76.3
APAC Region SG&A expenses	(60.5)	(73.4)	(77.0)
APAC Region Earnings (Loss) from Operations	2.8	(2.3)	(0.7)

OCG gross profit	119.8	104.0	78.8
OCG SG&A expenses	(106.4)	(95.4)	(81.4)
OCG asset impairments	(1.7)	-	-
OCG Earnings (Loss) from Operations	11.7	8.6	(2.6)

Less: Intersegment gross profit	(3.5)	(3.2)	(2.6)
Less: Intersegment SG&A expenses	3.5	3.2	2.6
Net Intersegment Activity	0.0	0.0	0.0

Corporate	(81.5)	(84.8)	(83.7)
Consolidated Total	53.3	72.3	57.7
Other Expense, Net	4.5	3.5	0.1
Earnings From Continuing Operations Before Taxes	$48.8	$68.8	$57.6

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Segment Disclosures (continued)

A summary of revenue from services by geographic area for 2013, 2012 and 2011 follows:

	2013	2012	2011
	(In millions of dollars)
Revenue From Services:
Domestic	$3,419.9	$3,464.2	$3,445.4
International	1,993.2	1,986.3	2,105.6

Total	$5,413.1	$5,450.5	$5,551.0

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

A summary of long-lived assets information by geographic area as of year-end 2013 and 2012 follows:

	2013	2012
	(In millions of dollars)
Long-Lived Assets:
Domestic	$74.3	$72.1
International	17.7	17.8

Total	$92.0	$89.9

Long-lived assets include primarily property and equipment. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.

18. New Accounting Pronouncements

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

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date (retrospective and early adoption are also permitted). The amendments only affect gross versus net presentation and the adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)

Revenue from services	$1,314.8	$1,366.9	$1,345.6	$1,385.8	$5,413.1
Gross profit	216.9	220.7	220.4	231.5	889.5
SG&A expenses	209.8	202.6	200.2	221.9	834.5
Restructuring charges (credits) included in SG&A	-	0.8	0.5	0.3	1.6
Asset impairments	-	1.7	-	-	1.7
Earnings from continuing operations	12.9	10.0	18.8	17.2	58.9
Earnings from discontinued operations, net of tax	-	-	-	-	-
Net earnings	12.9	10.0	18.8	17.2	58.9
Basic earnings per share (1)
Earnings from continuing operations	0.34	0.26	0.49	0.45	1.54
Earnings from discontinued operations	-	-	-	-	-
Net earnings	0.34	0.26	0.49	0.45	1.54
Diluted earnings per share (1)
Earnings from continuing operations	0.34	0.26	0.49	0.45	1.54
Earnings from discontinued operations	-	-	-	-	-
Net earnings	0.34	0.26	0.49	0.45	1.54
Dividends per share	0.05	0.05	0.05	0.05	0.20

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)

Revenue from services	$1,354.8	$1,366.1	$1,354.2	$1,375.4	$5,450.5
Gross profit	223.7	223.2	227.5	222.2	896.6
SG&A expenses	209.0	199.4	203.5	209.3	821.2
Restructuring charges (credits) included in SG&A	-	(2.2)	-	1.3	(0.9)
Asset impairments	-	-	-	3.1	3.1
Earnings from continuing operations	9.2	15.0	16.6	8.9	49.7
Earnings from discontinued operations, net of tax	0.4	-	-	-	0.4
Net earnings	9.6	15.0	16.6	8.9	50.1
Basic earnings per share (1)
Earnings from continuing operations	0.24	0.40	0.43	0.23	1.31
Earnings from discontinued operations	0.01	-	-	-	0.01
Net earnings	0.26	0.40	0.43	0.23	1.32
Diluted earnings per share (1)
Earnings from continuing operations	0.24	0.40	0.43	0.23	1.31
Earnings from discontinued operations	0.01	-	-	-	0.01
Net earnings	0.26	0.40	0.43	0.23	1.32
Dividends per share	0.05	0.05	0.05	0.05	0.20

(1) Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

KELLY SERVICES, INC. AND SUBSIDIARIES

 SCHEDULE II - VALUATION RESERVES

(In millions of dollars)

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended December 29, 2013:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$10.4	2.5	(0.5	) (1)	-	(2.5)	$9.9

Deferred tax assets valuation allowance	$58.4	8.7	-		(1.1)	(9.7)	$56.3

Fiscal year ended December 30, 2012:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$13.4	1.1	-		0.1	(4.2)	$10.4

Deferred tax assets valuation allowance	$65.4	7.1	(0.1	) (2)	0.2	(14.2)	$58.4

Fiscal year ended January 1, 2012:

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12.3	4.3	-		(0.2)	(3.0)	$13.4

Deferred tax assets valuation allowance	$52.5	14.1	1.5	(2)	(1.0)	(1.7)	$65.4

(1)	Adjustment to provision for sales allowances charged to revenue from services.
(2)	Allowance of companies acquired.

INDEX TO EXHIBITS REQUIRED BY ITEM 601, REGULATION S-K

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, effective May 6, 2009 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 8, 2009 which is incorporated herein by reference).

3.2	By-laws, effective May 6, 2009 (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission on May 8, 2009, which is incorporated herein by reference).

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

10.5*

Kelly Services, Inc. 2008 Non-Employee Directors Stock Plan (Reference is made to Exhibit 10.5 to the Form 10-K filed with the Commission on February 14, 2013, which is incorporated herein by reference).

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

10.8*	Form of Amendment to Performance Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on November 9, 2006, which is incorporated herein by reference).

10.9*	Retirement Agreement (Reference is made to Exhibit 10.9 to the Form 10-K filed with the Commission on February 14, 2013, which is incorporated herein by reference).

10.10*	Severance Agreement.

INDEX TO EXHIBITS REQUIRED BY ITEM 601, REGULATION S-K (continued)

Exhibit No.	Description

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

10.14	Pledge and Security Agreement, dated September 28, 2009 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on September 29, 2009, which is incorporated herein by reference).

10.15	Receivables Purchase Agreement, dated December 4, 2009 (Reference is made to Exhibit 10.17 to the Form 8-K filed with the Commission on December 9, 2009, which is incorporated herein by reference).

10.16	Receivables Purchase Agreement Amendment No. 2 (Reference is made to Exhibit 10.16 to the Form 8-K filed with the Commission on April 6, 2011, which is incorporated herein by reference).

10.17	Receivables Purchase Agreement Amendment No. 3 (Reference is made to Exhibit 10.17 to the Form 10-Q filed with the Commission on November 6, 2013, which is incorporated herein by reference).

10.18

First Amendment to Amended and Restated Credit Agreement, dated December 11, 2013 (Reference is made to Exhibit 10.18 to the Form 8-K filed with the Commission on December 13, 2013, which is incorporated herein by reference).

10.19

Annex A to First Amendment to Amended and Restated Credit Agreement, dated December 11, 2013 (Reference is made to Exhibit 10.19 to the Form 8-K filed with the Commission on December 13, 2013, which is incorporated herein by reference).

10.20

Receivables Purchase Agreement Amendment No. 4, dated December 11, 2013 (Reference is made to Exhibit 10.20 to the Form 8-K filed with the Commission on December 13, 2013, which is incorporate herein by reference).

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