Form 10-Q
period 2014-03-30
KELLY SERVICES INC
filed 2014-05-07
CIK 55135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                             Yes [  ] No [X]

At April 25, 2014, 33,975,010 shares of Class A and 3,451,161 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

 (In millions of dollars except per share data)

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Revenue from services	$1,330.8	$1,314.8

Cost of services	1,108.5	1,097.9

Gross profit	222.3	216.9

Selling, general and administrative expenses	216.0	209.8

Earnings from operations	6.3	7.1

Other expense, net	1.7	1.0

Earnings before taxes	4.6	6.1

Income tax expense (benefit)	2.1	(6.8)

Net earnings	$2.5	$12.9

Basic earnings per share	$0.07	$0.34
Diluted earnings per share	$0.07	$0.34

Dividends per share	$0.05	$0.05

Average shares outstanding (millions):
Basic	37.4	37.2
Diluted	37.4	37.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended
	March 30, 2014	March 31, 2013

Net earnings	$2.5	$12.9

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.2 in 2014 and benefit of $0.0 in 2013	0.4	(7.0)

Unrealized (losses) gains on investment, net of tax benefit of $0.3 in 2014 and expense of $4.4 in 2013	(0.1)	12.3

Other comprehensive income	0.3	5.3

Comprehensive Income	$2.8	$18.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

ASSETS	March 30, 2014	Dec. 29, 2013
CURRENT ASSETS:
Cash and equivalents	$57.9	$125.7
Trade accounts receivable, less allowances of $10.2 and $9.9, respectively	1,080.2	1,023.1
Prepaid expenses and other current assets	61.6	52.2
Deferred taxes	29.2	35.5
Total current assets	1,228.9	1,236.5
PROPERTY AND EQUIPMENT:
Property and equipment	352.4	350.5
Accumulated depreciation	(261.6)	(258.5)
Net property and equipment	90.8	92.0
NONCURRENT DEFERRED TAXES	129.3	121.7
GOODWILL, NET	90.3	90.3
OTHER ASSETS	265.1	258.1
TOTAL ASSETS	$1,804.4	$1,798.6
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$54.8	$28.3
Accounts payable and accrued liabilities	321.7	342.4
Accrued payroll and related taxes	291.2	294.9
Accrued insurance	25.5	27.6
Income and other taxes	68.4	68.8
Total current liabilities	761.6	762.0
NONCURRENT LIABILITIES:
Accrued insurance	45.4	46.0
Accrued retirement benefits	140.4	134.7
Other long-term liabilities	31.8	33.3
Total noncurrent liabilities	217.6	214.0
Commitments and contingencies (See contingencies footnote)
STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2014 and 2013	36.6	36.6
Class B common stock, shares issued 3.5 at 2014 and 2013	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.7 shares at 2014 and 2013	(55.4)	(55.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	27.5	26.0
Earnings invested in the business	751.9	751.3
Accumulated other comprehensive income	61.7	61.4
Total stockholders' equity	825.2	822.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,804.4	$1,798.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	-	-
Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	-	-
Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(55.6)	(61.0)
Issuance of restricted stock and other	0.2	0.5
Balance at end of period	(55.4)	(60.5)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Issuance of restricted stock and other	-	-
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	26.0	27.1
Issuance of restricted stock and other	1.5	0.7
Balance at end of period	27.5	27.8

Earnings Invested in the Business
Balance at beginning of period	751.3	700.0
Net earnings	2.5	12.9
Dividends	(1.9)	(1.9)
Balance at end of period	751.9	711.0

Accumulated Other Comprehensive Income
Balance at beginning of period	61.4	35.4
Other comprehensive income, net of tax	0.3	5.3
Balance at end of period	61.7	40.7

Stockholders' Equity at end of period	$825.2	$758.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions of dollars)

	13 Weeks Ended
	March 30, 2014	March 31, 2013

Cash flows from operating activities:
Net earnings	$2.5	$12.9
Noncash adjustments:
Depreciation and amortization	5.3	5.3
Provision for bad debts	1.6	0.4
Stock-based compensation	1.7	1.2
Other, net	0.3	0.2
Changes in operating assets and liabilities	(102.2)	(14.1)

Net cash (used in) from operating activities	(90.8)	5.9

Cash flows from investing activities:
Capital expenditures	(3.3)	(2.8)
Investment in equity affiliate	(0.6)	-
Other investing activities	0.1	0.2

Net cash used in investing activities	(3.8)	(2.6)

Cash flows from financing activities:
Net change in short-term borrowings	26.5	(13.7)
Dividend payments	(1.9)	(1.9)

Net cash from (used in) financing activities	24.6	(15.6)

Effect of exchange rates on cash and equivalents	2.2	(1.9)

Net change in cash and equivalents	(67.8)	(14.2)
Cash and equivalents at beginning of period	125.7	76.3

Cash and equivalents at end of period	$57.9	$62.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014 (the 2013 consolidated financial statements). The Company’s first fiscal quarter ended on March 30, 2014 (2014) and March 31, 2013 (2013), each of which contained 13 weeks.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. During the third quarter of 2013, the Company determined that both cash and equivalents and accrued payroll and related taxes were understated by $4.8 million as of December 30, 2012. The Company determined that the impact of this error on the consolidated balance sheets and consolidated statements of cash flows was not material. As a result of this error, changes in operating assets and liabilities and net cash from operating activities are both overstated by $2.2 million in the consolidated statements of cash flows for the first quarter of 2013. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment and the prior period was revised to conform to the current presentation.

2.  Fair Value Measurements

Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of first quarter-end 2014 and year-end 2013 by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of First Quarter-End 2014
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.9	$2.9	$-	$-
Available-for-sale investment	80.6	80.6	-	-

Total assets at fair value	$83.5	$83.5	$-	$-

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

Money market funds as of first quarter-end 2014 and as of year-end 2013 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss, net of tax, of $0.1 million for the 13 weeks ended 2014 and the unrealized gain, net of tax, of $12.3 million for the 13 weeks ended 2013 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $20.1 million as of the first quarter-end 2014 and $19.7 million at year-end 2013.

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

3.  Goodwill

The changes in the net carrying amount of goodwill for the 13 weeks ended 2014 are included in the table below. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment. Accordingly, the related portion of Americas PT goodwill was reclassified to OCG during the 13 weeks ended 2014.

	As of Year-End 2013			As of First Quarter-End 2014
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$-	$40.0	$(16.4)	$23.6
Americas PT	39.2	-	(1.3)	37.9	-	37.9
Total Americas	79.2	(16.4)	(1.3)	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	-	50.4	(50.4)	-
EMEA PT	22.0	(22.0)	-	22.0	(22.0)	-
Total EMEA	72.4	(72.4)	-	72.4	(72.4)	-

APAC
APAC Commercial	12.1	(12.1)	-	12.1	(12.1)	-
APAC PT	1.4	-	-	1.4	-	1.4
Total APAC	13.5	(12.1)	-	13.5	(12.1)	1.4

OCG	26.1	-	1.3	27.4	-	27.4
Consolidated Total	$191.2	$(100.9)	$-	$191.2	$(100.9)	$90.3

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

4.   Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, net of tax, during the 13 weeks ended 2014 and 2013 are included in the table below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income during the 13 weeks ended 2014 and 2013 were not significant.

	13 Weeks Ended 2014
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)

Beginning balance	$18.1	$44.8	$(1.5)	$61.4
Other comprehensive income (loss)	0.4	(0.1)	-	0.3

Ending balance	$18.5	$44.7	$(1.5)	$61.7

	13 Weeks Ended 2013
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)

Beginning balance	$24.9	$13.6	$(3.1)	$35.4
Other comprehensive income (loss)	(7.0)	12.3	-	5.3

Ending balance	$17.9	$25.9	$(3.1)	$40.7

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

5.  Earnings Per Share

The reconciliation of basic and diluted earnings per share on common stock for the 13 weeks ended 2014 and 2013 follows (in millions of dollars except per share data):

	13 Weeks Ended
	2014	2013

Net Earnings	$2.5	$12.9
Less: Earnings allocated to participating securities	(0.1)	(0.3)
Net Earnings available to common shareholders	$2.4	$12.6

Basic earnings per share on common stock	$0.07	$0.34
Diluted earnings per share on common stock	$0.07	$0.34

Average common shares outstanding (millions)
Basic	37.4	37.2
Diluted	37.4	37.2

Stock options representing 0.2 million and 0.4 million shares, respectively, for the 13 weeks ended 2014 and 2013, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

6.   Other Expense, Net

Included in other expense, net for the 13 weeks ended 2014 and 2013 are the following:

	13 Weeks Ended
	2014	2013
	(In millions of dollars)
Interest income	$0.1	$0.1
Interest expense	(0.6)	(0.7)
Foreign exchange losses	(0.8)	(0.1)
Net loss on equity investment	(0.4)	(0.3)

Other expense, net	$(1.7)	$(1.0)

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

7.  Contingencies

During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consists of $2.7 million plus a portion of pre- and post-judgment interest. During April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and the primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly. In April 2014, Kelly paid $0.25 million of this amount and our primary insurer paid $0.75 million. Kelly’s umbrella/excess insurer, which has elected to continue to appeal the decision, is responsible for the remaining verdict amount, if any, that may be owed at the conclusion of the appellate process plus related costs and interest. Kelly will remain a nominal defendant on appeal in order to preserve its rights to insurance coverage. Plaintiffs have agreed that they must first exhaust all legal remedies to collect from our umbrella/excess insurer and its surety before pursuing Kelly for any remaining verdict amount that may be owed at the conclusion of the appellate process.

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

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

8.  Segment Disclosures (continued)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the 13 weeks ended 2014 and 2013. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment and the prior period was revised to conform to the current presentation.

	13 Weeks Ended
	2014	2013
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$613.2	$638.3
Americas PT	236.4	242.6
Total Americas Commercial and PT	849.6	880.9

EMEA Commercial	221.9	201.0
EMEA PT	47.7	43.5
Total EMEA Commercial and PT	269.6	244.5

APAC Commercial	83.0	81.5
APAC PT	8.6	10.2
Total APAC Commercial and PT	91.6	91.7

OCG	134.4	107.4

Less: Intersegment revenue	(14.4)	(9.7)

Consolidated Total	$1,330.8	$1,314.8

KELLY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

8.  Segment Disclosures (continued)

	13 Weeks Ended
	2014	2013
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$91.8	$93.5
Americas PT gross profit	39.8	38.3
Americas Region gross profit	131.6	131.8
Americas Region SG&A expenses	(109.5)	(107.9)
Americas Region Earnings from Operations	22.1	23.9

EMEA Commercial gross profit	32.9	31.1
EMEA PT gross profit	11.1	10.7
EMEA Region gross profit	44.0	41.8
EMEA Region SG&A expenses	(41.9)	(42.0)
EMEA Region Earnings (Loss) from Operations	2.1	(0.2)

APAC Commercial gross profit	12.3	11.6
APAC PT gross profit	2.8	3.3
APAC Region gross profit	15.1	14.9
APAC Region SG&A expenses	(14.3)	(15.8)
APAC Region Earnings (Loss) from Operations	0.8	(0.9)

OCG gross profit	32.6	29.2
OCG SG&A expenses	(31.4)	(26.7)
OCG Earnings from Operations	1.2	2.5

Less: Intersegment gross profit	(1.0)	(0.8)
Less: Intersegment SG&A expenses	1.0	0.8
Net Intersegment Activity	0.0	0.0

Corporate	(19.9)	(18.2)
Consolidated Total	6.3	7.1
Other Expense, Net	1.7	1.0

Earnings Before Taxes	$4.6	$6.1

9.  New Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on operations and financial results. The amendments are effective prospectively for fiscal periods (and interim reporting periods within those years) beginning on or after December 15, 2014 (early adoption is permitted). The adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Workforce Solutions Industry

The staffing industry has changed dramatically over the last decade – transformed by globalization and competitive consolidation.  The industry has also continued to evolve in terms of service line expansion and evolution from commercial into professional/technical and outsourced solutions. The broader workforce solutions industry has continued to transform to meet businesses’ growing demand for total workforce or talent supply chain management (“TSCM”) solutions. Global employment trends are reshaping and redefining traditional employment models, sourcing strategies and human resource capability requirements. Clients’ workforce solutions strategies are moving up the maturity model as they take the full spectrum of talent into consideration.  The TSCM concept seeks to manage all categories of talent (temporary, project-based, outsourced and full-time) and represents significant market potential.

The global workforce solutions market is forecast to grow in 2014, as the economy gradually recovers and clients continue to place greater emphasis on labor flexibility and cost discipline. The global staffing market will be helped by strengthening conditions in Europe, while adoption of the TSCM concept and improving permanent placement conditions are supporting a stronger outlook for outsourced solutions.  Industry performance in 2014 will be led by accelerating demand for professional/technical workers, a return of commercial sector growth in EMEA and continued client adoption of managed services such as Contingent Workforce Outsourcing (“CWO”) and Recruitment Process Outsourcing (“RPO”).

Professional/Technical staffing is projected to increase as a percent of the global market as a result of cyclical and structural shifts towards higher skilled talent.   Demand for professional/technical staffing is projected to outperform commercial.

Our Business

Kelly Services is a global workforce solutions company, serving customers of all sizes in variety of industries. Our staffing operations are divided into three regions, Americas, EMEA and APAC, with commercial, professional and technical staffing businesses in each region. As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global OCG business. OCG delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, we help customers manage their full-time and contingent labor spend, and gain access to service providers and quality talent at competitive rates with minimized risk.

We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing and consulting activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 57 days on a global basis. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

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

Although our objectives remain clear, tepid global economic growth and job creation continues to impact our business. Kelly’s first quarter revenue for 2014 was up 1% year over year. Though modest job growth is occurring, we are not experiencing the corresponding across-the-board uplift in our industry that was typical in previous recoveries. Instead, the improvement in temporary employment in the U.S. as reported by the Bureau of Labor Statistics has primarily been driven by hiring in the construction, retail and hospitality sectors -- areas in which Kelly is not generally engaged.

However, even with these underlying influences, we delivered solid operational performance in two key areas. During the first quarter of 2014:

●

In our OCG segment, we increased revenue by 25% year over year, confirming that our direction aligns with increased market demand for outsourced solutions. Growth was particularly strong in the core elements of our talent supply chain management model, which continues to be a key driver of our strategic and financial progress.

●

While making additional investments, including significant investments in OCG, we continued to practice effective expense control. Total company expenses increased by 3% in comparison to the prior year, underscoring our commitment to balancing fiscal discipline with targeted long-term growth.

At 0.5% for the first quarter of 2014, our return on sales is still well below our long-term goal of 4.0%. To make significant progress against our ROS goal and better leverage our business, we will need to see continued economic growth coupled with stronger demand for full-time and temporary labor in the sectors that Kelly supports. In the meantime, we remain focused on what we can control: executing a well-formed strategy with increased speed and precision, and making the necessary investments to advance that strategy.

During the first quarter of 2014, we began to make targeted investments to adjust our operating models and increase our resources responsible for driving growth in higher margin specialties – in Americas PT and also within our growing OCG segment. Specifically, our investments will expand a centralized approach to PT recruiting for our local markets, as well as develop additional capabilities within OCG to meet the increasing demand for our solutions, such as in talent supply chain analytics. These investments are intended to drive double-digit sales growth in 2015 in both OCG and our Americas PT segment, assuming continued growth in portions of the economy that rely on these services. We will also continue to invest in driving efficiencies throughout the Company as we build out our centralized service delivery model for large accounts and create operational efficiencies that remove administrative burdens from client-facing teams. We expect that revenue growth will lag these investments and, consequently, that our overall earnings will be down on a year-over-year basis.

Meeting the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) remains a challenge for us. The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, will subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable and provides minimum value. During the first quarter of 2014, final regulations were issued, specifically impacting staffing companies. We are currently assessing the impact of these regulations on our business. In order to comply with the Acts, Kelly intends to begin offering health care coverage in 2015 to all temporary employees eligible for coverage under the Acts. In 2014, we will continue to incur costs related to implementing the Acts in advance of future pricing designed to pass related costs on to our customers. Further, there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover all the increased costs, or that they will be recovered in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.

For the balance of the year, we anticipate steady improvement in the U.S. and global economies, and we are already seeing increased confidence among our largest customers – though it remains to be seen whether that confidence will translate into more meaningful job growth in 2014. Longer-term, we believe the trends in the staffing industry are positive: companies are becoming more comfortable with the use of flexible staffing models; there is increasing acceptance of free agents and contractual employment by companies and candidates alike; and companies are seeking more comprehensive workforce management solutions that lend themselves to Kelly’s talent supply chain management approach. This shift in demand for contingent labor and strategic solutions plays to our strengths and experience -- particularly serving large companies.

Financial Measures – Operating Margin and Constant Currency

Return on sales (earnings from operations divided by revenue from services) in the following tables is a ratio used to measure the Company’s pricing strategy and operating efficiency. Constant currency (“CC”) change amounts are non-GAAP measures. The CC change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2014 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2013. We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations.

Realignment of Segments

Beginning in the first quarter of 2014, we realigned the project-based legal services business in our Americas PT segment to the OCG segment and revised the prior year amounts to conform to the current presentation.

Staffing Fee-Based Income

Staffing fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations

Total Company - First Quarter

(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from Services	$1,330.8	$1,314.8	1.2%		2.2%
Staffing fee-based income	20.4	22.1	(7.1)		(4.1)
Gross profit	222.3	216.9	2.5		3.5
Total SG&A expenses	216.0	209.8	3.0		3.9
Earnings from Operations	6.3	7.1	(11.8)

Gross profit rate	16.7%	16.5%	0.2	pts.
Expense rates:
% of revenue	16.2	16.0	0.2
% of gross profit	97.2	96.7	0.5
Return on sales	0.5	0.5	0.0

Total Company revenue from services for the first quarter of 2014 was up 1% in comparison to the prior year. This reflected primarily an increase in average bill rates in the Americas.

Compared to the first quarter of 2013, the gross profit rate was up 20 basis points. This increase was primarily due to an improvement in the gross profit rate in the Americas region, as more fully described in the Total Americas discussion below.

Selling, general and administrative (“SG&A”) expenses increased year over year as a result of investments in our PT and OCG businesses, partially offset by a $3.0 million unclaimed property settlement which was included in the first quarter of 2013.

Income tax expense for the first quarter of 2014 was $2.1 million, compared to a benefit of $6.8 million for the first quarter of 2013. The tax rate was significantly impacted by the U.S. work opportunity credit, which is a temporary income tax incentive. The credit, along with several other temporary income tax incentives, has previously expired and later been retroactively reinstated in what is commonly referred to as “extenders” legislation. The first quarter of 2013 benefitted from recognition of 2012 work opportunity credits that were unavailable in 2012 due to expiration at the end of 2011. These credits later became available upon retroactive reinstatement in the first quarter of 2013. The work opportunity credit again expired at the end of 2013, making credits unavailable for employees hired in 2014. While extenders legislation has been introduced in Congress that would retroactively reinstate the work opportunity credit, if or when such action would be taken is unknown. If such extenders legislation is enacted, the retroactive reinstatement of the work opportunity credit would result in a significant benefit to income tax expense.

Diluted earnings per share for the first quarter of 2014 were $0.07, as compared to $0.34 for the first quarter of 2013.

Total Americas - First Quarter

(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from Services	$849.6	$880.9	(3.6)%		(2.6)%
Staffing fee-based income	7.8	7.8	0.6		1.9
Gross profit	131.6	131.8	(0.2)		0.7
Total SG&A expenses	109.5	107.9	1.5		2.4
Earnings from Operations	22.1	23.9	(7.6)

Gross profit rate	15.5%	15.0%	0.5	pts.
Expense rates:
% of revenue	12.9	12.3	0.6
% of gross profit	83.3	81.9	1.4
Return on sales	2.6	2.7	(0.1)

The change in Americas revenue from services represents a 4% decrease in hours worked, partially offset by a 2% increase in average bill rates on a CC basis. Americas represented 64% of total Company revenue in the first quarter of 2014 and 67% in the first quarter of 2013.

Revenue in our Commercial segment was down 4% and our PT revenue was down 3% in comparison to the prior year. The decrease in revenue in Commercial was due to revenue decreases in our office clerical, light industrial and electronic assembly products, partially offset by increased revenue in our educational staffing business due to new customer wins. In the PT segment, we continued to see declines in revenue in our IT and finance products, partially offset by growth in revenue in our engineering and science products.

The increase in the gross profit rate was due to a combination of improved pricing markups as well as lower payroll taxes and lower employee benefit costs.

SG&A expenses were up 1.5% in comparison to the prior year. However, in 2013 we had a $3.0 million charge to income for settlement of an unclaimed property claim. Excluding this charge, the SG&A expenses in the first quarter of 2014 were up 4.4%. This increase is attributable to annual merit increases and additional full-time employees to support our targeted PT growth.

Total EMEA - First Quarter

(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from Services	$269.6	$244.5	10.3%		9.1%
Staffing fee-based income	8.7	9.5	(8.2)		(6.2)
Gross profit	44.0	41.8	5.4		4.4
SG&A expenses excluding restructuring charges	41.9	42.2	(0.6)
Restructuring charges	-	(0.2)	(100.0)
Total SG&A expenses	41.9	42.0	(0.2)		(1.4)
Earnings from Operations	2.1	(0.2)	NM

Gross profit rate	16.3%	17.1%	(0.8	)pts.
Expense rates (excluding restructuring charges):
% of revenue	15.5	17.2	(1.7)
% of gross profit	95.1	100.8	(5.7)
Return on sales	0.8	(0.1)	0.9

The change in EMEA revenue from services reflected a 10% increase in hours worked, partially offset by a 1% decrease in average bill rates on a CC basis. The increase in hours was due primarily to Portugal, Russia and Switzerland, reflecting the improving economic environment in Europe. EMEA represented 20% of total Company revenue in the first quarter of 2014 and 19% in the first quarter of 2013.

The EMEA gross profit rate decreased primarily due to the decline in staffing fee-based income, which negatively impacted the gross profit rate by approximately 60 basis points.

The decrease in SG&A expenses was primarily due to a reduction in headquarters costs throughout the EMEA region. Restructuring costs recorded in the first quarter of 2013 reflect favorable adjustments to prior restructuring costs in the U.K., France and Italy.

Total APAC - First Quarter

(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from Services	$91.6	$91.7	(0.1)%		7.5%
Staffing fee-based income	3.9	4.7	(17.8)		(10.0)
Gross profit	15.1	14.9	1.4		9.2
SG&A expenses excluding restructuring charges	14.3	15.6	(7.8)
Restructuring charges	-	0.2	(100.0)
Total SG&A expenses	14.3	15.8	(9.0)		(1.1)
Earnings from Operations	0.8	(0.9)	NM

Gross profit rate	16.5%	16.2%	0.3	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.7	17.0	(1.3)
% of gross profit	95.1	104.7	(9.6)
Return on sales	0.8	(1.0)	1.8

The change in total APAC revenue from services reflected a 14% increase in hours worked, partially offset by a 4% decrease in average bill rates on a CC basis. The increase in hours worked was due to higher hours for larger accounts in New Zealand, Singapore and India. APAC revenue represented 7% of total Company revenue in both the first quarter of 2014 and 2013.

The increase in the gross profit rate was due to the effect of a $1.4 million wage credit in Singapore, which was recorded in cost of services. This amount, which represents additional credits received for 2013, added approximately 140 basis points to the APAC region gross profit rate in the first quarter of 2014. This increase was partially offset by decreases in staffing fee-based income and temporary margins, which reduced the gross profit rate by 80 basis points and 30 basis points, respectively. Staffing fee-based income decreased by 22% in Singapore, due to high staff turnover, and by 14% in Australia, due to the weaker economic climate.

SG&A expenses declined 1% on a CC basis. This change was the result of consolidating the Australia and New Zealand management in the prior year and lower country headquarters costs across the region, partially offset by additional hiring in Singapore and Malaysia.

OCG - First Quarter

(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from Services	$134.4	$107.4	25.1%		25.9%
Gross profit	32.6	29.2	11.8		12.3
Total SG&A expenses	31.4	26.7	17.9		18.4
Earnings from Operations	1.2	2.5	(52.6)

Gross profit rate	24.3%	27.2%	(2.9	)pts.
Expense rates:
% of revenue	23.4	24.8	(1.4)
% of gross profit	96.3	91.4	4.9
Return on sales	0.9	2.3	(1.4)

Revenue from services in the OCG segment increased during the first quarter of 2014 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 21% year over year and revenue in CWO, which includes PPO, grew by 35%. The revenue growth in BPO and CWO was due to expansion of programs with existing customers and new customers. OCG revenue represented 10% of total Company revenue in the first quarter of 2014 and 8% in the first quarter of 2013.

The OCG gross profit rate decreased primarily due to practice area mix with higher growth in our lower margin businesses, such as PPO. The increase in SG&A expenses is primarily a result of support costs associated with increased volume with existing customers and implementation costs of new customers in our BPO and CWO practice areas.

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

Cash and Equivalents

Cash and equivalents totaled $57.9 million at the end of the first quarter of 2014 and $125.7 million at year-end 2013. As further described below, we used $90.8 million of cash for operating activities, used $3.8 million of cash for investing activities and generated $24.6 million of cash from financing activities. The cash and equivalents balance at the end of the first quarter of 2014 was negatively impacted by $20.0 million related to payments we received at year-end 2013 from our OCG customers, most of which we paid out to suppliers during the first quarter of 2014.

Operating Activities

In the first quarter of 2014 we used $90.8 million of net cash for operating activities, as compared to generating $5.9 million in the first quarter of 2013. This change was primarily due to year-to-date growth in trade accounts receivable, along with the negative impact of the $20.0 million related to the timing of payments to suppliers noted above. Changes in operating assets and liabilities and net cash from operating activities for the first quarter of 2013 are both overstated by $2.2 million, due to an error from prior periods which was not corrected until the third quarter of 2013.

Trade accounts receivable totaled $1.1 billion at the end of the first quarter of 2014. Global days sales outstanding were 57 days at the end of the first quarter of 2014 and 54 days at the end of the first quarter of 2013. The increase in DSO is primarily due to the timing of our month-end cut-off as well as extended terms and invoicing complexities for certain large customers.

Our working capital position was $467.3 million at the end of the first quarter of 2014, a decrease of $7.2 million from year-end 2013. The current ratio (total current assets divided by total current liabilities) was 1.6% at the end of the first quarter of 2014 and at year-end 2013.

Investing Activities

In the first three months of 2014, we used $3.8 million of cash for investing activities, compared to using $2.6 million in the first three months of 2013. Capital expenditures in both years relate primarily to the Company’s technology programs.

Financing Activities

In the first three months of 2014, we generated $24.6 million of cash from financing activities, compared to using $15.6 million in the first three months of 2013. Debt totaled $54.8 million at the end of the first quarter of 2014 and $28.3 million at year-end 2013. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 6.2% at the end of the first quarter of 2014 and 3.3% at year-end 2013.

The net change in short-term borrowings in the first three months of 2014 was primarily due to additional borrowings on our securitization facility, used to fund our everyday operations. The net change in short-term borrowings in the three months of 2013 was primarily due to payments on our securitization facility.

We made dividend payments of $1.9 million in the first three months of both 2014 and 2013.

New Accounting Pronouncement

See New Accounting Pronouncement footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of a new accounting pronouncement.

Contractual Obligations and Commercial Commitments

There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 13, 2014. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

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

As of the 2014 first quarter end, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $42.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $53.0 million of short-term borrowings and $55.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2014 first quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions, changing market and economic conditions, our ability to achieve our business strategy, our ability to retain the services of our senior management, local management and field personnel, our ability to adequately protect our intellectual property rights, including our brand, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates, material changes in demand from or loss of large corporate customers, risks associated with conducting business in foreign countries, including foreign currency fluctuations, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, liability for improper disclosure of sensitive or private employee information, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to maintain adequate financial and management processes and controls, impairment charges triggered by adverse industry or market developments, unexpected changes in claim trends on workers’ compensation, disability and medical benefit plans, the net financial impact of the Patient Protection and Affordable Care Act on our business, the impact of changes in laws and regulations (including federal, state and international tax laws and the expiration and/or reinstatement of the U.S. work opportunity credit program), the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to maintain specified financial covenants in our bank facilities, our ability to access credit markets and continued availability of financing for funding working capital. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies. We may also utilize local currency-denominated borrowings.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2014 first quarter earnings.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consists of $2.7 million plus a portion of pre- and post-judgment interest. During April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and the primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly. In April 2014, Kelly paid $0.25 million of this amount and our primary insurer paid $0.75 million. Kelly’s umbrella/excess insurer, which has elected to continue to appeal the decision, is responsible for the remaining verdict amount, if any, that may be owed at the conclusion of the appellate process plus related costs and interest. Kelly will remain a nominal defendant on appeal in order to preserve its rights to insurance coverage. Plaintiffs have agreed that they must first exhaust all legal remedies to collect from our umbrella/excess insurer and its surety before pursuing Kelly for any remaining verdict amount that may be owed at the conclusion of the appellate process.

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

Item 1A.   Risk Factors.

There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended December 29, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933

None.

(c) Issuer Repurchases of Equity Securities

During the first quarter of 2014, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

December 30, 2013 through February 2, 2014	4,288	$24.66	-	$-

February 3, 2014 through March 2, 2014	418	23.93	-	$-

March 3, 2014 through March 30, 2014	-	-	-	$-

Total	4,706	$24.60	-

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 4,706 shares were reacquired in transactions during the quarter.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 6.     Exhibits.

See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 28 of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 7, 2014

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2014

/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

REQUIRED BY ITEM 601,

REGULATION S-K

Exhibit No.	Description

3.1	Certificate of Incorporation.

3.2	By-Laws.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document