Form 10-Q
period 2014-06-29
KELLY SERVICES INC
filed 2014-08-06
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                             Yes [  ] No [X]
At July 27, 2014, 34,130,534 shares of Class A and 3,451,161 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue from services	$1,410.5	$1,366.9	$2,741.3	$2,681.7

Cost of services	1,182.4	1,146.2	2,290.9	2,244.1

Gross profit	228.1	220.7	450.4	437.6

Selling, general and administrative expenses	222.2	202.6	438.2	412.4

Asset impairments	—	1.7	—	1.7

Earnings from operations	5.9	16.4	12.2	23.5

Other expense, net	0.3	1.6	2.0	2.6

Earnings before taxes	5.6	14.8	10.2	20.9

Income tax expense (benefit)	2.8	4.8	4.9	(2.0)

Net earnings	$2.8	$10.0	$5.3	$22.9

Basic earnings per share	$0.07	$0.26	$0.14	$0.60
Diluted earnings per share	$0.07	$0.26	$0.14	$0.60

Dividends per share	$0.05	$0.05	$0.10	$0.10

Average shares outstanding (millions):
Basic	37.4	37.2	37.4	37.2
Diluted	37.4	37.2	37.4	37.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net earnings	$2.8	$10.0	$5.3	$22.9

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.1, benefit of $0.1, expense of $0.3 and benefit of $0.1, respectively	1.8	(2.4)	2.2	(9.4)

Unrealized gains on investment, net of tax expense of $6.5, $6.6, $6.2 and $11.0, respectively	10.6	11.5	10.5	23.8

Other comprehensive income	12.4	9.1	12.7	14.4

Comprehensive Income	$15.2	$19.1	$18.0	$37.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	June 29, 2014	December 29, 2013
CURRENT ASSETS:
Cash and equivalents	$62.8	$125.7
Trade accounts receivable, less allowances of $9.2 and $9.9, respectively	1,132.9	1,023.1
Prepaid expenses and other current assets	57.6	52.2
Deferred taxes	31.5	35.5
Total current assets	1,284.8	1,236.5
PROPERTY AND EQUIPMENT:
Property and equipment	356.8	350.5
Accumulated depreciation	(265.4)	(258.5)
Net property and equipment	91.4	92.0
NONCURRENT DEFERRED TAXES	130.8	121.7
GOODWILL, NET	90.3	90.3
OTHER ASSETS	295.7	258.1
TOTAL ASSETS	$1,893.0	$1,798.6
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$89.5	$28.3
Accounts payable and accrued liabilities	328.4	342.4
Accrued payroll and related taxes	300.5	294.9
Accrued insurance	25.2	27.6
Income and other taxes	74.9	68.8
Total current liabilities	818.5	762.0
NONCURRENT LIABILITIES:
Accrued insurance	44.7	46.0
Accrued retirement benefits	147.4	134.7
Other long-term liabilities	41.9	33.3
Total noncurrent liabilities	234.0	214.0
Commitments and contingencies (See contingencies footnote)
STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2014 and 2013	36.6	36.6
Class B common stock, shares issued 3.5 at 2014 and 2013	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.6 shares at 2014 and 2.7 shares at 2013	(54.9)	(55.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	29.0	26.0
Earnings invested in the business	752.8	751.3
Accumulated other comprehensive income	74.1	61.4
Total stockholders' equity	840.5	822.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,893.0	$1,798.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(55.4)	(60.5)	(55.6)	(61.0)
Issuance of restricted stock and other	0.5	0.5	0.7	1.0
Balance at end of period	(54.9)	(60.0)	(54.9)	(60.0)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	27.5	27.8	26.0	27.1
Issuance of restricted stock and other	1.5	1.1	3.0	1.8
Balance at end of period	29.0	28.9	29.0	28.9

Earnings Invested in the Business
Balance at beginning of period	751.9	711.0	751.3	700.0
Net earnings	2.8	10.0	5.3	22.9
Dividends	(1.9)	(1.9)	(3.8)	(3.8)
Balance at end of period	752.8	719.1	752.8	719.1

Accumulated Other Comprehensive Income
Balance at beginning of period	61.7	40.7	61.4	35.4
Other comprehensive income, net of tax	12.4	9.1	12.7	14.4
Balance at end of period	74.1	49.8	74.1	49.8

Stockholders' Equity at end of period	$840.5	$777.3	$840.5	$777.3
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net earnings	$5.3	$22.9
Noncash adjustments:
Impairment of assets	—	1.7
Depreciation and amortization	10.8	10.5
Provision for bad debts	2.6	0.5
Stock-based compensation	3.5	2.6
Other, net	0.7	0.7
Changes in operating assets and liabilities	(130.4)	(53.1)

Net cash used in operating activities	(107.5)	(14.2)

Cash flows from investing activities:
Capital expenditures	(8.9)	(7.7)
Investment in equity affiliate	(5.4)	—
Other investing activities	0.4	(0.2)

Net cash used in investing activities	(13.9)	(7.9)

Cash flows from financing activities:
Net change in short-term borrowings	61.2	19.1
Dividend payments	(3.8)	(3.8)

Net cash from financing activities	57.4	15.3

Effect of exchange rates on cash and equivalents	1.1	0.8

Net change in cash and equivalents	(62.9)	(6.0)
Cash and equivalents at beginning of period	125.7	76.3

Cash and equivalents at end of period	$62.8	$70.3
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014 (the 2013 consolidated financial statements). The Company’s second fiscal quarter ended on June 29, 2014 (2014) and June 30, 2013 (2013), each of which contained 13 weeks. The corresponding June year to date periods for 2014 and 2013 each contained 26 weeks.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. During the third quarter of 2013, the Company determined that both cash and equivalents and accrued payroll and related taxes were understated by $4.8 million as of December 30, 2012. The Company determined that the impact of this error on the consolidated balance sheets and consolidated statements of cash flows was not material. As a result of this error, changes in operating assets and liabilities and net cash from operating activities are both overstated by $1.8 million in the consolidated statements of cash flows for the second quarter of 2013. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment and the prior period was revised to conform to the current presentation.
2.  Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of second quarter-end 2014 and year-end 2013 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Second Quarter-End 2014
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.0	$3.0	$—	$—
Available-for-sale investment	98.0	98.0	—	—

Total assets at fair value	$101.0	$101.0	$—	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Year-End 2013
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.9	$2.9	$—	$—
Available-for-sale investment	80.7	80.7	—	—

Total assets at fair value	$83.6	$83.6	$—	$—
Money market funds as of second quarter-end 2014 and as of year-end 2013 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $10.6 million for the second quarter of 2014 and the unrealized gain, net of tax, of $11.5 million for the second quarter of 2013 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $10.5 million for June year to date 2014 and unrealized gain, net of tax, of $23.8 million for June year to date 2013 was recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $20.4 million as of the second quarter-end 2014 and $19.7 million at year-end 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

We evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, based on estimated undiscounted future cash flows. During the second quarter of 2013, a triggering event for the evaluation of certain long-lived assets for impairment occurred as the Company made the decision to exit the executive search business operating in an asset group within Germany that was associated with the OCG business segment. Based on the Company’s estimates as of the 2013 second quarter-end, a $1.7 million reduction in the carrying value of OCG intangible assets was recorded. The resulting expense was recorded in the asset impairments line on the consolidated statement of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

3.  Goodwill
The changes in the net carrying amount of goodwill for June year to date 2014 are included in the table below. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment. Accordingly, the related portion of Americas PT goodwill was reclassified to OCG during the first quarter of 2014.

	As of Year-End 2013			As of Second Quarter-End 2014
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$—	$40.0	$(16.4)	$23.6
Americas PT	39.2	—	(1.3)	37.9	—	37.9
Total Americas	79.2	(16.4)	(1.3)	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	—	1.4	—	1.4
Total APAC	13.5	(12.1)	—	13.5	(12.1)	1.4

OCG	26.1	—	1.3	27.4	—	27.4
Consolidated Total	$191.2	$(100.9)	$—	$191.2	$(100.9)	$90.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4.   Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for June year to date 2014 and 2013 are included in the table below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income for June year to date 2014 and 2013 were not significant.

	June Year to Date 2014
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$18.1	$44.8	$(1.5)	$61.4
Other comprehensive income (loss)	2.2	10.5	—	12.7

Ending balance	$20.3	$55.3	$(1.5)	$74.1

	June Year to Date 2013
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$24.9	$13.6	$(3.1)	$35.4
Other comprehensive income (loss)	(9.4)	23.8	—	14.4

Ending balance	$15.5	$37.4	$(3.1)	$49.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

5.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the second quarter and June year to date 2014 and 2013 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2014	2013	2014	2013
Net Earnings	$2.8	$10.0	$5.3	$22.9
Less: Earnings allocated to participating securities	(0.1)	(0.3)	(0.2)	(0.6)
Net Earnings available to common shareholders	$2.7	$9.7	$5.1	$22.3

Basic earnings per share on common stock	$0.07	$0.26	$0.14	$0.60
Diluted earnings per share on common stock	$0.07	$0.26	$0.14	$0.60

Average common shares outstanding (millions)
Basic	37.4	37.2	37.4	37.2
Diluted	37.4	37.2	37.4	37.2
Stock options representing 0.1 million and 0.3 million shares, respectively, for the second quarter 2014 and 2013 and 0.1 million and 0.4 million shares, respectively, for June year to date 2014 and 2013, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
6.   Other Expense, Net
Included in other expense, net for the second quarter and June year to date 2014 and 2013 are the following:

	Second Quarter		June Year to Date
	2014	2013	2014	2013
	(In millions of dollars)
Interest income	$0.1	$0.1	$0.2	$0.2
Interest expense	(0.7)	(0.8)	(1.3)	(1.5)
Dividend income	0.4	0.3	0.4	0.3
Net loss on equity investment	(0.4)	(0.5)	(0.8)	(0.8)
Foreign exchange gains (losses)	0.3	(0.7)	(0.5)	(0.8)

Other expense, net	$(0.3)	$(1.6)	$(2.0)	$(2.6)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7.  Contingencies
During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consists of $2.7 million plus a portion of pre- and post-judgment interest. During April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and the primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly. In April 2014, Kelly paid $0.25 million of this amount, which was previously accrued, and our primary insurer paid $0.75 million. Kelly’s umbrella/excess insurer, which has elected to continue to appeal the decision, is responsible for the remaining verdict amount, if any, that may be owed at the conclusion of the appellate process plus related costs and interest. Kelly will remain a nominal defendant on appeal in order to preserve its rights to insurance coverage. Plaintiffs have agreed that they must first exhaust all legal remedies to collect from our umbrella/excess insurer and its surety before pursuing Kelly for any remaining verdict amount that may be owed at the conclusion of the appellate process.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the second quarter and June year to date 2014 and 2013. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment and the prior period was revised to conform to the current presentation.

	Second Quarter		June Year to Date
	2014	2013	2014	2013
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$661.1	$648.8	$1,274.3	$1,287.1
Americas PT	244.2	251.2	480.6	493.8
Total Americas Commercial and PT	905.3	900.0	1,754.9	1,780.9

EMEA Commercial	237.0	219.8	458.9	420.8
EMEA PT	49.7	43.1	97.4	86.6
Total EMEA Commercial and PT	286.7	262.9	556.3	507.4

APAC Commercial	86.5	87.7	169.5	169.2
APAC PT	10.0	10.0	18.6	20.2
Total APAC Commercial and PT	96.5	97.7	188.1	189.4

OCG	137.9	118.3	272.3	225.7

Less: Intersegment revenue	(15.9)	(12.0)	(30.3)	(21.7)

Consolidated Total	$1,410.5	$1,366.9	$2,741.3	$2,681.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2014	2013	2014	2013
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$96.5	$94.2	$188.3	$187.7
Americas PT gross profit	39.0	39.0	78.8	77.3
Americas Region gross profit	135.5	133.2	267.1	265.0
Americas Region SG&A expenses	(112.6)	(102.5)	(222.1)	(210.4)
Americas Region Earnings from Operations	22.9	30.7	45.0	54.6

EMEA Commercial gross profit	34.5	33.8	67.4	64.9
EMEA PT gross profit	11.3	10.5	22.4	21.2
EMEA Region gross profit	45.8	44.3	89.8	86.1
EMEA Region SG&A expenses	(43.1)	(39.9)	(85.0)	(81.9)
EMEA Region Earnings from Operations	2.7	4.4	4.8	4.2

APAC Commercial gross profit	11.7	12.5	24.0	24.1
APAC PT gross profit	3.3	3.8	6.1	7.1
APAC Region gross profit	15.0	16.3	30.1	31.2
APAC Region SG&A expenses	(15.8)	(15.4)	(30.1)	(31.2)
APAC Region Earnings (Loss) from Operations	(0.8)	0.9	—	—

OCG gross profit	32.9	27.7	65.5	56.9
OCG SG&A expenses	(31.1)	(27.7)	(62.5)	(54.4)
OCG asset impairment	—	(1.7)	—	(1.7)
OCG Earnings (Loss) from Operations	1.8	(1.7)	3.0	0.8

Less: Intersegment gross profit	(1.1)	(0.8)	(2.1)	(1.6)
Less: Intersegment SG&A expenses	1.1	0.8	2.1	1.6
Net Intersegment Activity	—	—	—	—

Corporate	(20.7)	(17.9)	(40.6)	(36.1)
Consolidated Total	5.9	16.4	12.2	23.5
Other Expense, Net	0.3	1.6	2.0	2.6

Earnings Before Taxes	$5.6	$14.8	$10.2	$20.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

9.  New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on operations and financial results. The amendments are effective prospectively for fiscal periods (and interim reporting periods within those years) beginning on or after December 15, 2014 (early adoption is permitted). The adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.
In May 2014, the FASB issued new revenue recognition guidance under Accounting Standards Update ("ASU") 2014-09 that will supersede the existing revenue recognition guidance under US GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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
The global workforce solutions market is forecast to grow in 2014, as the economy gradually recovers and clients continue to place greater emphasis on labor flexibility and cost discipline. The global staffing market is expected to be helped by strengthening economic conditions in Europe and demand for outsourced solutions will be supported by adoption of the TSCM concept and improving permanent placement conditions.  Industry performance in 2014 will be led by accelerating demand for professional/technical workers, a return of commercial sector growth in EMEA and continued client adoption of managed services such as Contingent Workforce Outsourcing (“CWO”) and Recruitment Process Outsourcing (“RPO”).
Professional/Technical staffing is projected to increase as a percent of the global market as a result of cyclical and structural shifts towards higher skilled talent.   Demand for professional/technical staffing is projected to outperform commercial.
Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. Our staffing operations are divided into three regions, Americas, EMEA and APAC, with commercial and professional/technical staffing businesses in each region. As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global OCG business. OCG delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, we help customers manage their full-time and contingent labor spend, and gain access to service providers and quality talent at competitive rates with minimized risk.
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
Our Strategy and Outlook
Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry. To achieve this, we are focused on the following key areas:

•	Maintain our core strengths in commercial staffing in key markets;

•	Grow our professional and technical solutions;

•	Transform our OCG segment into a market-leading provider of talent supply chain management;

•	Capture permanent placement growth in selected specialties; and

•	Lower our costs through deployment of efficient service delivery models.

Although our objectives remain clear, ongoing economic, political and fiscal disruptions have been a persistent drag on the global recovery and our business.  Recent economic and labor market trends have been more favorable and the outlook for the remainder of 2014 and beyond is encouraging, but the recovery remains historically weak and uneven.  Kelly’s second quarter revenue increased 3% year over year, helped by improving conditions in the U.S. and EMEA.  However, our industry is not experiencing the degree or patterns of growth typically seen at this point in the recovery cycle.

Even with these underlying influences, we delivered solid operational performance in two key areas. During the second quarter of 2014:

•
In our OCG segment, we increased revenue by 17% year over year, confirming that our direction aligns with increased market demand for outsourced solutions. Growth was particularly strong in the core elements of our talent supply chain management model, which continues to be a key driver of our strategic and financial progress.

•
We continued to execute our planned investments, including significant investments in OCG and PT. As a result, total Company expenses increased as expected, underscoring our commitment to strategically drive long-term growth.

At 0.4% for the second quarter of 2014, our return on sales is still well below our long-term goal of 4.0%. To make significant progress against our ROS goal and better leverage our business, we will need to see continued economic growth coupled with stronger demand for full-time and temporary labor in the sectors that Kelly supports. In the meantime, we remain focused on what we can control: executing a well-formed strategy with increased speed and precision, and making the necessary investments to advance that strategy.
During the first half of 2014, we made aggressive, targeted investments to adjust our operating models and increase the resources responsible for driving growth in higher margin specialties - both in Americas PT and in our fast-growing OCG segment. Specifically, our investments are designed to:

•
Grow Americas PT staffing by: establishing nationally focused, product-specific recruiting centers for our IT, engineering, science and finance specialties in the U.S.; hiring additional PT recruiters and PT business development representatives in local U.S. markets; and leveraging our centralized large account delivery model to drive PT growth in large accounts across the Americas.

•
Target rapid expansion of our OCG solutions on three fronts: expanding our global supplier network to transform Kelly’s delivery capabilities around the world; strengthening our talent supply chain analytics solution to meet the growing demand for workforce planning among our clients; and expanding our Statement of Work and independent contractor solutions to ensure we take full advantage of the trend toward project-based PT work.

•
Ensure our technology capabilities support our growth initiatives, including: improving the end-to-end ordering process for large accounts using OCG solutions; and revamping our front-office systems to increase efficiency and productivity in our operations.

These investments are intended to drive double-digit sales growth in 2015 in both OCG and our Americas PT segment, assuming continued growth in portions of the economy that rely on these services. As previously reported, we expect that revenue growth will lag these investments and, consequently, that our overall earnings will be down on a year-over-year basis.
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

Estimating the costs of complying with the Acts is difficult due to a variety of factors associated with our temporary employee population, including: the number of employees who are eligible for coverage; the percentage of eligible employees who will enroll for health care coverage; the number of months that each employee who accepts coverage will remain an employee; the affordable employee contribution share; and the cost of implementation and ongoing administrative costs of compliance. We have begun conversations with customers aimed at increasing pricing for these implementation and ongoing costs, but there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover the increased costs, and the net financial impact on our results of operations could be significant.

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

Results of Operations
Total Company - Second Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$1,410.5	$1,366.9	3.2%		3.2%
Staffing fee-based income	19.8	20.5	(3.7)		(2.6)
Gross profit	228.1	220.7	3.4		3.3
SG&A expenses excluding restructuring charges	220.4	201.8	9.2
Restructuring charges	1.8	0.8	132.1
Total SG&A expenses	222.2	202.6	9.7		9.7
Asset impairments	—	1.7	(100.0)
Earnings from operations	5.9	16.4	(64.8)

Gross profit rate	16.2%	16.1%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.6	14.8	0.8
% of gross profit	96.6	91.4	5.2
Return on sales	0.4	1.2	(0.8)

Total Company revenue from services for the second quarter of 2014 was up 3.2% in comparison to the prior year. This reflected a 4% increase in hours worked, primarily in the EMEA and APAC regions, partially offset by a 1% decline in average bill rates on a CC basis.
Compared to the second quarter of 2013, the gross profit rate was up 10 basis points. This increase was primarily due to an improvement in the gross profit rate in the Americas region and OCG, as more fully described in the Total Americas and OCG discussions below.
Selling, general and administrative (“SG&A”) expenses increased year over year as a result of investments in our PT and OCG businesses, as described more fully in the Executive Overview above. Restructuring costs in the second quarter of 2014 relate to costs incurred for exiting the staffing business in Sweden and closing branches in Australia. In the second quarter of 2013, the Company made the decision to exit the OCG executive search business operating in Germany. The $0.8 million of restructuring costs relate to severance costs incurred from exiting this business.
Asset impairments in the second quarter of 2013 represent the write-off of the carrying value of long-lived assets related to the decision to exit the executive search business operating in Germany.
Income tax expense for the second quarter of 2014 was $2.8 million, compared to $4.8 million for the second quarter of 2013. The reduction in income tax expense is driven by lower pretax income and lower valuation allowance charges in the second quarter of 2014.  Income tax expense was negatively impacted by expiration of the U.S. work opportunity credit at the end of 2013, making credits unavailable for employees hired in 2014. The credit, along with several other temporary income tax incentives, has previously expired and later been retroactively reinstated in what is commonly referred to as “extenders” legislation. While extenders legislation has been introduced in Congress that would retroactively reinstate the work opportunity credit, if or when such action would be taken is unknown. If such extenders legislation is enacted, the retroactive reinstatement of the work opportunity credit would result in a significant benefit to income tax expense.

Diluted earnings per share for the second quarter of 2014 were $0.07, as compared to $0.26 for the second quarter of 2013.

Total Americas - Second Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$905.3	$900.0	0.6%		1.3%
Staffing fee-based income	7.1	6.7	5.0		6.2
Gross profit	135.5	133.2	1.8		2.4
Total SG&A expenses	112.6	102.5	9.9		10.6
Earnings from operations	22.9	30.7	(25.5)

Gross profit rate	15.0%	14.8%	0.2	pts.
Expense rates:
% of revenue	12.4	11.4	1.0
% of gross profit	83.1	77.0	6.1
Return on sales	2.5	3.4	(0.9)

The change in Americas revenue from services represents a 2% increase in hours worked, partially offset by a 1% decrease in average bill rates on a CC basis. Americas represented 64% of total Company revenue in the second quarter of 2014 and 66% in the second quarter of 2013.
Revenue in our Commercial segment was up 2% and our PT revenue was down 3% in comparison to the prior year. The increase in revenue in Commercial was due to revenue from new customer wins in our educational staffing business, partially offset by slight reductions in our office clerical, light industrial and electronic assembly products. In the PT segment, we continued to see declines in revenue in our IT and finance products, partially offset by growth in revenue in our science product.
The increase in the gross profit rate was due to a combination of improved pricing as well as lower employee benefit costs, partially offset by slightly higher workers' compensation costs. We regularly update our estimates of open workers' compensation claims. As a result, we increased our estimated costs of prior year workers' compensation in the Americas region by $0.2 million for the second quarter of 2014. This compares to an adjustment reducing prior year workers' compensation claims in the Americas region by $1.8 million for the second quarter of 2013.
SG&A expenses were up 9.9% in comparison to the prior year. This increase is attributable to last year's annual salary increases and planned investments in additional headcount in sales and recruiting staff, primarily for our PT segment. These investments are more fully described in the Executive Overview above.

Total EMEA - Second Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$286.7	$262.9	9.0%		5.5%
Staffing fee-based income	8.6	8.8	(2.2)		(2.5)
Gross profit	45.8	44.3	3.2		0.2
SG&A expenses excluding restructuring charges	42.3	39.9	5.9
Restructuring charges	0.8	—	NM
Total SG&A expenses	43.1	39.9	7.8		4.4
Earnings from operations	2.7	4.4	(38.5)

Gross profit rate	16.0%	16.9%	(0.9)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.7	15.2	(0.5)
% of gross profit	92.3	90.0	2.3
Return on sales	0.9	1.7	(0.8)

The change in EMEA revenue from services reflected a 7% increase in hours worked, partially offset by a 1% decrease in average bill rates on a CC basis. The increase in hours was due primarily to Portugal and Ireland, countries with lower average bill rates. EMEA represented 20% of total Company revenue in the second quarter of 2014 and 19% in the second quarter of 2013.
The EMEA gross profit rate decreased primarily due to a decline in the temporary gross profit rate and a decline in staffing fee-based income. These declines negatively impacted the gross profit rate by approximately 60 basis points and approximately 30 basis points, respectively. The decline in the temporary gross profit rate was driven by unfavorable country mix and the year-over-year effect of the reversal of previously accrued training costs for temporary employees in the Netherlands in the second quarter of 2013.
The increase in SG&A expenses excluding restructuring was primarily due to investments in France and Portugal. Restructuring costs recorded in the second quarter of 2014 reflect the costs incurred for exiting the staffing business in Sweden.

Total APAC - Second Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$96.5	$97.7	(1.2)%		1.8%
Staffing fee-based income	4.1	5.0	(17.5)		(14.1)
Gross profit	15.0	16.3	(7.8)		(5.0)
SG&A expenses excluding restructuring charges	14.8	15.4	(3.5)
Restructuring charges	1.0	—	NM
Total SG&A expenses	15.8	15.4	3.3		7.1
Earnings from operations	(0.8)	0.9	NM

Gross profit rate	15.5%	16.6%	(1.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.4	15.7	(0.3)
% of gross profit	99.0	94.5	4.5
Return on sales	(0.9)	0.9	(1.8)

The change in total APAC revenue from services reflected a 9% increase in hours worked, partially offset by a 6% decrease in average bill rates on a CC basis. The increase in hours worked was due to higher hours mainly in India. The decrease in average bill rates was driven primarily by country mix, with bill rates in India lower than the region's average, and also customer mix in New Zealand and Singapore. APAC revenue represented 7% of total Company revenue in the second quarter of both 2014 and 2013.
The decrease in the gross profit rate was due to decreases in temporary margins and staffing fee-based income, which reduced the gross profit rate by approximately 100 basis points and 80 basis points, respectively. Staffing fee-based income decreased by 17% in Singapore, due to high staff turnover, and by 20% in Australia, due to the weaker economic climate. These decreases were partially offset by the effect of a $0.5 million wage credit in Singapore, which was recorded in cost of services. This amount, which represents additional credits to be received for 2014, added approximately 60 basis points to the APAC region gross profit rate in the second quarter of 2014.
Restructuring charges in the second quarter of 2014 relates to costs for exiting branches in Australia. SG&A expenses excluding restructuring costs decreased 3.5%. This change reflects the savings from consolidating Australia and New Zealand management in the prior year, partially offset by investments in additional hiring in Singapore and India.

OCG - Second Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$137.9	$118.3	16.5%		16.8%
Gross profit	32.9	27.7	18.6		18.5
SG&A expenses excluding restructuring charges	31.1	26.9	15.3
Restructuring charges	—	0.8	(100.0)
Total SG&A expenses	31.1	27.7	12.2		12.1
Asset impairments	—	1.7	(100.0)
Earnings from operations	1.8	(1.7)	NM

Gross profit rate	23.9%	23.4%	0.5	pts.
Expense rates (excluding restructuring charges):
% of revenue	22.5	22.8	(0.3)
% of gross profit	94.4	97.1	(2.7)
Return on sales	1.3	(1.3)	2.6

Revenue from services in the OCG segment increased during the second quarter of 2014 due primarily to growth in the RPO and CWO practice areas. Revenue in RPO grew by 23% year over year and revenue in CWO, which includes PPO, grew by 24% year over year. The revenue growth in RPO and CWO was due to expansion of programs with existing and new customers. OCG revenue represented 10% of total Company revenue in the second quarter of 2014 and 9% in the second quarter of 2013.
The OCG gross profit rate increased primarily due to improved efficiency in service delivery in RPO and the KellyConnect call center business. The increase in SG&A expenses is primarily a result of costs associated with increased volume with existing customers, implementation costs of new customers in our CWO practice area and planned investments as more fully described in the Executive Overview above.

Results of Operations
Total Company - June Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$2,741.3	$2,681.7	2.2%		2.7%
Staffing fee-based income	38.6	40.7	(4.9)		(2.9)
Gross profit	450.4	437.6	2.9		3.4
SG&A expenses excluding restructuring charges	436.4	411.6	6.1
Restructuring charges	1.8	0.8	124.3
Total SG&A expenses	438.2	412.4	6.3		6.7
Asset impairments	—	1.7	(100.0)
Earnings from operations	12.2	23.5	(48.9)

Gross profit rate	16.4%	16.3%	0.1	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.9	15.3	0.6
% of gross profit	96.9	94.1	2.8
Return on sales	0.4	0.9	(0.5)

Total Company revenue from services for the first six months of 2014 was up 2.2% in comparison to the prior year. This reflected primarily an increase in hours worked in the EMEA and APAC regions.
Compared to the first six months of 2013, the gross profit rate was up 10 basis points. This increase was primarily due to an improvement in the gross profit rate in the Americas region, as more fully described in the Total Americas discussion below.
SG&A expenses excluding restructuring costs increased 6.1% year over year as a result of investments in our PT and OCG businesses, as described more fully in the Executive Overview above. Included in SG&A expenses for the first six months of 2013 is $3.0 million for a settlement with the state of Delaware related to unclaimed property examinations. Restructuring costs in the first six months of 2014 relate to costs incurred for exiting the staffing business in Sweden and closing branches in Australia. Restructuring costs in the first six months of 2013 primarily relate to severance costs incurred from exiting the OCG executive search business operating in Germany.
Asset impairments in the first six months of 2013 represent the write-off of the carrying value of long-lived assets related to the decision to exit the executive search business operating in Germany.
Income tax expense for the first six months of 2014 was $4.9 million, compared to a benefit of $2.0 million for the first six months of 2013. Income tax expense was significantly impacted by the U.S. work opportunity credit, which is a temporary income tax incentive. The credit, along with several other temporary income tax incentives, has previously expired and later been retroactively reinstated in what is commonly referred to as “extenders” legislation. The first six months of 2013 benefitted from recognition of 2012 work opportunity credits that were unavailable in 2012 due to expiration at the end of 2011. These credits later became available upon retroactive reinstatement in the first quarter of 2013. The work opportunity credit again expired at the end of 2013, making credits unavailable for employees hired in 2014. While extenders legislation has been introduced in Congress that would retroactively reinstate the work opportunity credit, if or when such action would be taken is unknown. If such extenders legislation is enacted, the retroactive reinstatement of the work opportunity credit would result in a significant benefit to income tax expense.

Diluted earnings per share for the first six months of 2014 were $0.14, as compared to $0.60 for the first six months of 2013.

Total Americas June Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$1,754.9	$1,780.9	(1.5)%		(0.7)%
Staffing fee-based income	13.9	13.4	4.5		5.9
Gross profit	267.1	265.0	0.8		1.6
Total SG&A expenses	222.1	210.4	5.6		6.4
Earnings from operations	45.0	54.6	(17.7)

Gross profit rate	15.2%	14.9%	0.3	pts.
Expense rates:
% of revenue	12.7	11.8	0.9
% of gross profit	83.2	79.4	3.8
Return on sales	2.6	3.1	(0.5)

The change in Americas revenue from services represents a 1% decrease in hours worked. Americas represented 64% of total Company revenue for the first six months of 2014 and 66% for the first six months of 2013.
Revenue in our Commercial segment was down 1% and our PT revenue was down 3% in comparison to the prior year. The decrease in revenue in Commercial was due to revenue decreases in our office clerical, light industrial and electronic assembly products, partially offset by increased revenue in our educational staffing business due to new customer wins. In the PT segment, we continued to see declines in revenue in our IT and finance products, partially offset by growth in revenue in our science product.
The increase in the gross profit rate was due to a combination of improved pricing as well as lower payroll taxes and lower employee benefit costs, partially offset by higher workers' compensation. We regularly update our estimates of open workers' compensation claims. As a result, we reduced our estimated costs of prior year workers' compensation in the Americas region by $1.4 million for the first six months of 2014. This compares to an adjustment reducing prior year workers' compensation claims by $3.2 million for the first six months of 2013.
SG&A expenses were up 5.6% in comparison to the prior year. This increase is attributable to last year's annual salary increases and planned investments in additional headcount in sales and recruiting staff, primarily for our PT segment. These investments are more fully described in the Executive Overview above.

Total EMEA - June Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$556.3	$507.4	9.6%		7.3%
Staffing fee-based income	17.0	18.1	(6.0)		(5.2)
Gross profit	89.8	86.1	4.3		2.3
SG&A expenses excluding restructuring charges	84.2	82.1	2.6
Restructuring charges	0.8	(0.2)	NM
Total SG&A expenses	85.0	81.9	3.7		1.4
Earnings from operations	4.8	4.2	15.0

Gross profit rate	16.1%	17.0%	(0.9)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.1	16.2	(1.1)
% of gross profit	93.7	95.2	(1.5)
Return on sales	0.9	0.8	0.1

The change in EMEA revenue from services reflected a 9% increase in hours worked, partially offset by a 1% decrease in average bill rates on a CC basis. The increase in hours was due primarily to Portugal, Switzerland, France and Ireland, reflecting the improving economic conditions in Europe, with improved volume with existing customers, as well as new customers. EMEA represented 20% of total Company revenue for the first six months of 2014 and 19% for the first six months of 2013.
The EMEA gross profit rate decreased primarily due to a decline in staffing fee-based income and a decline in the temporary gross profit rate. These declines negatively impacted the gross profit rate by approximately 50 basis points and approximately 40 basis points, respectively. The decline in the temporary gross profit rate was driven by unfavorable country mix and, to a lesser extent, customer mix.
SG&A expenses were up slightly, as some investments in fast-growing countries have been partially offset by a reduction in headquarters costs throughout the EMEA region. Restructuring costs recorded in the first six months of 2014 reflect costs incurred for exiting the staffing business in Sweden. Restructuring costs recorded in the first six months of 2013 reflect favorable adjustments to prior restructuring costs in the U.K., France and Italy.

Total APAC - June Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$188.1	$189.4	(0.7)%		4.5%
Staffing fee-based income	7.7	9.2	(16.3)		(10.8)
Gross profit	30.1	31.2	(3.4)		1.8
SG&A expenses excluding restructuring charges	29.1	31.0	(5.7)
Restructuring charges	1.0	0.2	364.2
Total SG&A expenses	30.1	31.2	(2.9)		2.9
Earnings from operations	—	—	NM

Gross profit rate	16.0%	16.4%	(0.4)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.5	16.3	(0.8)
% of gross profit	97.0	99.3	(2.3)
Return on sales	(0.1)	—	(0.1)

The change in total APAC revenue from services reflected an 11% increase in hours worked, partially offset by a 5% decrease in average bill rates on a CC basis. The increase in hours worked was due to higher hours in India. The decrease in average bill rates was mainly due to country mix, with bill rates in India lower than the region's average. APAC revenue represented 7% of total Company revenue for the first six months of both 2014 and 2013.
The decrease in the gross profit rate was due to decreases in staffing fee-based income and temporary margins, which reduced the gross profit rate by approximately 80 basis points and 70 basis points, respectively. Staffing fee-based income decreased by 16% in Singapore, due to high staff turnover, and by 18% in Australia, due to the weaker economic climate. The reduction in temporary margins is due to the increasing weight of international and national large accounts that bear lower margins. These decreases were partially offset by the effect of a $1.9 million wage credit in Singapore, which was recorded in cost of services. This amount, which represents additional credits received for 2013 and 2014, added approximately 100 basis points to the APAC region gross profit rate in the second quarter of 2014.
Restructuring charges in 2014 relate to costs for exiting branches in Australia. SG&A expenses excluding restructuring costs declined 5.7%. This change was the result of consolidating the Australia and New Zealand management in the prior year and lower country headquarters costs across the region, partially offset by investments in Singapore, Malaysia and India.

OCG -June Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$272.3	$225.7	20.6%		21.1%
Gross profit	65.5	56.9	15.1		15.3
SG&A expenses excluding restructuring charges	62.5	53.6	16.6
Restructuring charges	—	0.8	(100.0)
Total SG&A expenses	62.5	54.4	15.0		15.2
Asset impairments	—	1.7	(100.0)
Earnings from operations	3.0	0.8	226.9

Gross profit rate	24.1%	25.2%	(1.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	22.9	23.7	(0.8)
% of gross profit	95.4	94.1	1.3
Return on sales	1.1	0.4	0.7

Revenue from services in the OCG segment increased during the first six months of 2014 due primarily to growth in the CWO, KellyConnect and RPO practice areas. Revenue in CWO, which includes PPO, grew by 29% year over year, KellyConnect revenue grew by 18% and RPO increased by 16% year over year. The revenue growth was due to expansion of programs with existing and new customers. OCG revenue represented 10% of total Company revenue for the first six months of 2014 and 8% for the first six months of 2013.
The OCG gross profit rate decreased primarily due to practice area mix with higher growth in our lower margin businesses, such as PPO. The increase in SG&A expenses is primarily a result of costs associated with increased volume with existing customers, implementation costs of new customers and planned investments as more fully described in the Executive Overview above.

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
Cash and Equivalents
Cash and equivalents totaled $62.8 million at the end of the second quarter of 2014 and $125.7 million at year-end 2013. As further described below, we used $107.5 million of cash for operating activities, used $13.9 million of cash for investing activities and generated $57.4 million of cash from financing activities. The cash and equivalents balance at the end of the second quarter of 2014 was negatively impacted by $20.0 million related to payments we received at year-end 2013 from our OCG customers, most of which we paid out to suppliers during the first quarter of 2014.
Operating Activities
In the first six months of 2014, we used $107.5 million of net cash for operating activities, as compared to using $14.2 million in the first six months of 2013. This change was primarily due to year-to-date growth in trade accounts receivable, along with the negative impact of the $20.0 million related to the timing of payments to suppliers noted above. Changes in operating assets and liabilities and net cash from operating activities for the first six months of 2013 are both overstated by $1.8 million, due to an error from prior periods which was not corrected until the third quarter of 2013.
Trade accounts receivable totaled $1.1 billion at the end of the second quarter of 2014. Global days sales outstanding were 57 days at the end of the second quarter of 2014 and 54 days at the end of the second quarter of 2013. The increase in DSO is primarily due to the timing of our month-end cut-off as well as extended terms and invoicing complexities for certain large customers.
Our working capital position was $466.3 million at the end of the second quarter of 2014, a decrease of $8.2 million from year-end 2013. The current ratio (total current assets divided by total current liabilities) was 1.6% at the end of the second quarter of 2014 and at year-end 2013.
Investing Activities
In the first six months of 2014, we used $13.9 million of cash for investing activities, as compared to using $7.9 million in the first six months of 2013. Capital expenditures in both years relate primarily to the Company’s technology programs. Investment in equity affiliate in the first six months of 2014 primarily represents cash contributions to TS Kelly, our equity affiliate in which we have a 49% ownership interest.
Financing Activities
In the first six months of 2014, we generated $57.4 million of cash from financing activities, as compared to generating $15.3 million in the first six months of 2013. The increase in cash from financing activities was caused by additional short-term borrowing. Debt totaled $89.5 million at the end of the second quarter of 2014 and $28.3 million at year-end 2013. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 9.6% at the end of the second quarter of 2014 and 3.3% at year-end 2013.
The net change in short-term borrowings in the first six months of 2014 was primarily due to additional borrowings on our securitization facility, used to fund our everyday operations. The net change in short-term borrowings in the first six months of 2013 was primarily due to additional borrowings on our securitization facility.
We made dividend payments of $3.8 million in the first six months of both 2014 and 2013.

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
As of the 2014 second quarter end, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $7.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $88.0 million of short-term borrowings and $55.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2014 second quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2014 second quarter earnings.
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
Olivier Thirot, Vice President, Finance EMEA and APAC, was appointed Senior Vice President, Controller and Chief Accounting Officer effective September 1, 2014. As of September 1, 2014, Michael E. Debs, who currently serves as Controller and Chief Accounting Officer, will be the Company's Senior Vice President Finance and Treasurer.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consists of $2.7 million plus a portion of pre- and post-judgment interest. During April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and the primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly. In April 2014, Kelly paid $0.25 million of this amount, which was previously accrued, and our primary insurer paid $0.75 million. Kelly’s umbrella/excess insurer, which has elected to continue to appeal the decision, is responsible for the remaining verdict amount, if any, that may be owed at the conclusion of the appellate process plus related costs and interest. Kelly will remain a nominal defendant on appeal in order to preserve its rights to insurance coverage. Plaintiffs have agreed that they must first exhaust all legal remedies to collect from our umbrella/excess insurer and its surety before pursuing Kelly for any remaining verdict amount that may be owed at the conclusion of the appellate process.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2014, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

March 31, 2014 through May 4, 2014	585	$24.09	—	$—

May 5, 2014 through June 1, 2014	877	17.81	—	$—

June 2, 2014 through June 29, 2014	—	—	—	$—

Total	1,462	$20.33	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 1,462 shares were reacquired in transactions during the quarter.
Item 4.     Mine Safety Disclosures.
Not applicable.
Item 6.     Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 36 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 6, 2014

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2014

/s/ Michael E. Debs
Michael E. Debs

Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description

3.1	Certificate of Incorporation. (Reference is made to Exhibit 3.1 to the Form 10-Q filed with the commission on May 7, 2014, which is incorporated herein by reference.)

3.2	By-Laws. (Reference is made to Exhibit 3.2 to the Form 10-Q filed with the commission on May 7, 2014, which is incorporated herein by reference.)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document