Form 10-Q
period 2014-09-28
KELLY SERVICES INC
filed 2014-11-05
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                             Yes [  ] No [X]
At October 24, 2014, 34,212,892 shares of Class A and 3,451,261 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue from services	$1,396.4	$1,345.6	$4,137.7	$4,027.3

Cost of services	1,171.0	1,125.2	3,461.9	3,369.3

Gross profit	225.4	220.4	675.8	658.0

Selling, general and administrative expenses	218.3	200.2	656.5	612.6

Asset impairments	—	—	—	1.7

Earnings from operations	7.1	20.2	19.3	43.7

Other expense, net	2.2	1.3	4.2	3.9

Earnings before taxes	4.9	18.9	15.1	39.8

Income tax expense (benefit)	3.5	0.1	8.4	(1.9)

Net earnings	$1.4	$18.8	$6.7	$41.7

Basic earnings per share	$0.03	$0.49	$0.17	$1.09
Diluted earnings per share	$0.03	$0.49	$0.17	$1.09

Dividends per share	$0.05	$0.05	$0.15	$0.15

Average shares outstanding (millions):
Basic	37.6	37.4	37.5	37.2
Diluted	37.6	37.4	37.5	37.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net earnings	$1.4	$18.8	$6.7	$41.7

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.3, benefit of $0.0, expense of $0.0 and benefit of $0.1, respectively	(12.6)	4.7	(10.4)	(4.7)
Less: Reclassification adjustments included in net earnings	(0.6)	—	(0.6)	—
Foreign currency translation adjustments	(13.2)	4.7	(11.0)	(4.7)

Unrealized (losses) gains on investment, net of tax benefit of $0.4, expense of $2.3, $5.8 and $13.3, respectively	(1.9)	4.5	8.6	28.3

Pension liability adjustments, net of tax of $0.0	—	(0.2)	—	(0.2)

Other comprehensive (loss) income	(15.1)	9.0	(2.4)	23.4

Comprehensive (Loss) Income	$(13.7)	$27.8	$4.3	$65.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	September 28, 2014	December 29, 2013
CURRENT ASSETS:
Cash and equivalents	$51.6	$125.7
Trade accounts receivable, less allowances of $9.2 and $9.9, respectively	1,158.1	1,023.1
Prepaid expenses and other current assets	56.8	52.2
Deferred taxes	28.9	35.5
Total current assets	1,295.4	1,236.5
PROPERTY AND EQUIPMENT:
Property and equipment	357.4	350.5
Accumulated depreciation	(266.3)	(258.5)
Net property and equipment	91.1	92.0
NONCURRENT DEFERRED TAXES	132.7	121.7
GOODWILL, NET	90.3	90.3
OTHER ASSETS	291.5	258.1
TOTAL ASSETS	$1,901.0	$1,798.6
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$88.7	$28.3
Accounts payable and accrued liabilities	339.0	342.4
Accrued payroll and related taxes	318.6	294.9
Accrued insurance	24.4	27.6
Income and other taxes	74.0	68.8
Total current liabilities	844.7	762.0
NONCURRENT LIABILITIES:
Accrued insurance	43.4	46.0
Accrued retirement benefits	146.6	134.7
Other long-term liabilities	40.7	33.3
Total noncurrent liabilities	230.7	214.0
Commitments and contingencies (See contingencies footnote)
STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2014 and 2013	36.6	36.6
Class B common stock, shares issued 3.5 at 2014 and 2013	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.5 shares at 2014 and 2.7 shares at 2013	(51.9)	(55.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	26.7	26.0
Earnings invested in the business	752.3	751.3
Accumulated other comprehensive income	59.0	61.4
Total stockholders' equity	825.6	822.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,901.0	$1,798.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(54.9)	(60.0)	(55.6)	(61.0)
Issuance of restricted stock and other	3.0	3.1	3.7	4.1
Balance at end of period	(51.9)	(56.9)	(51.9)	(56.9)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	29.0	28.9	26.0	27.1
Issuance of restricted stock and other	(2.3)	(2.8)	0.7	(1.0)
Balance at end of period	26.7	26.1	26.7	26.1

Earnings Invested in the Business
Balance at beginning of period	752.8	719.1	751.3	700.0
Net earnings	1.4	18.8	6.7	41.7
Dividends	(1.9)	(1.9)	(5.7)	(5.7)
Balance at end of period	752.3	736.0	752.3	736.0

Accumulated Other Comprehensive Income
Balance at beginning of period	74.1	49.8	61.4	35.4
Other comprehensive income, net of tax	(15.1)	9.0	(2.4)	23.4
Balance at end of period	59.0	58.8	59.0	58.8

Stockholders' Equity at end of period	$825.6	$803.5	$825.6	$803.5
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net earnings	$6.7	$41.7
Noncash adjustments:
Impairment of assets	—	1.7
Depreciation and amortization	16.2	15.4
Provision for bad debts	3.6	1.1
Stock-based compensation	4.1	2.7
Other, net	1.3	0.7
Changes in operating assets and liabilities	(140.9)	(41.4)

Net cash (used in) from operating activities	(109.0)	21.9

Cash flows from investing activities:
Capital expenditures	(15.0)	(11.7)
Investment in equity affiliate	(5.4)	—
Other investing activities	0.2	—

Net cash used in investing activities	(20.2)	(11.7)

Cash flows from financing activities:
Net change in short-term borrowings	60.4	(6.1)
Dividend payments	(5.7)	(5.7)
Other financing activities	0.4	0.3

Net cash from (used in) financing activities	55.1	(11.5)

Effect of exchange rates on cash and equivalents	—	(1.1)

Net change in cash and equivalents	(74.1)	(2.4)
Cash and equivalents at beginning of period	125.7	76.3

Cash and equivalents at end of period	$51.6	$73.9
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014 (the 2013 consolidated financial statements). The Company’s third fiscal quarter ended on September 28, 2014 (2014) and September 29, 2013 (2013), each of which contained 13 weeks. The corresponding September year to date periods for 2014 and 2013 each contained 39 weeks.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. During the third quarter of 2013, the Company determined that both cash and equivalents and accrued payroll and related taxes were understated by $4.8 million as of December 30, 2012. The Company determined that the impact of this error on the consolidated balance sheets and consolidated statements of cash flows was not material. As a result of correcting the error in the third quarter of 2013, changes in operating assets and liabilities and net cash from operating activities are both overstated by $4.8 million in the consolidated statements of cash flows for the 39 weeks ended September 29, 2013. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment and the prior period was recast to conform to the current presentation.
2.  Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of third quarter-end 2014 and year-end 2013 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Third Quarter-End 2014
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.3	$3.3	$—	$—
Available-for-sale investment	94.3	94.3	—	—

Total assets at fair value	$97.6	$97.6	$—	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Year-End 2013
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.9	$2.9	$—	$—
Available-for-sale investment	80.7	80.7	—	—

Total assets at fair value	$83.6	$83.6	$—	$—
Money market funds as of third quarter-end 2014 and as of year-end 2013 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss, net of tax, of $1.9 million for the third quarter of 2014 and the unrealized gain, net of tax, of $4.5 million for the third quarter of 2013 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $8.6 million for September year to date 2014 and unrealized gain, net of tax, of $28.3 million for September year to date 2013 was recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $19.0 million as of the third quarter-end 2014 and $19.7 million at year-end 2013.

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

3. Restructuring

On September 15, 2014, the Board of Directors of the Company approved a management simplification restructuring plan ("Plan") that was subsequently communicated to Kelly personnel in October 2014. We expect to complete this Plan during the fourth quarter of 2014.

We began 2014 with a firm commitment to growth and a clear plan for accelerating Kelly's strategic priorities through significant investments in our PT specialties, our OCG practices and our centralized approach to servicing large customers. We have executed these investments on schedule, and the Plan now brings additional efficiency to our operating models across the organization by:

•	In the Americas segment:

◦	Streamlining our local U.S. field operations through the closure or consolidation of approximately 50 branches

◦	Simplifying our centralized large account delivery structure

◦	Simplifying our U.S. management structure

•	Continuing to align OCG resources more efficiently against areas that deliver rapid growth and return on investment

•	Optimizing our headquarters operations

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Estimated headcount reduction related to the above actions is approximately 100 permanent positions across our global workforce, including several senior leadership positions that will be vacated at the end of December 2014. The headcount reduction related to the Americas segment is estimated to be 40 positions, OCG headcount is estimated to be reduced by 5 positions and corporate headquarters is estimated to be reduced by 55 positions.

Related to this Plan, we reported restructuring charges of $3.7 million, consisting entirely of severance costs, in the third quarter of 2014. These severance costs include contract termination costs of $2.9 million and substantive plan costs of $0.8 million. Subsequent restructuring charges, to be incurred in the fourth quarter, are estimated to range between $5.3 million to $6.3 million and will include additional severance, as well as lease termination costs of approximately $2.0 million.
We estimate restructuring charges to total between $9.0 million to $10.0 million, as detailed below, and will be recorded entirely in corporate selling, general and administrative expenses. The majority of these costs will result in future cash expenditures, starting in the fourth quarter of 2014.

	Severance Costs			Lease Termination Costs			Total
	(In millions of dollars)
	Range			Range			Range
Americas	$1.8	-	$2.0	$1.9	-	$2.1	$3.7	-	$4.1
OCG	1.3	-	1.5	0.0	-	0.0	1.3	-	1.5
Headquarters	4.0	-	4.4	0.0	-	0.0	4.0	-	4.4

Total	$7.1	-	$7.9	$1.9	-	$2.1	$9.0	-	$10.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4.  Goodwill
The changes in the net carrying amount of goodwill for September year to date 2014 are included in the table below. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment. Accordingly, the related portion of Americas PT goodwill was reclassified to OCG during the first quarter of 2014.

	As of Year-End 2013			As of Third Quarter-End 2014
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$—	$40.0	$(16.4)	$23.6
Americas PT	39.2	—	(1.3)	37.9	—	37.9
Total Americas	79.2	(16.4)	(1.3)	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	—	1.4	—	1.4
Total APAC	13.5	(12.1)	—	13.5	(12.1)	1.4

OCG	26.1	—	1.3	27.4	—	27.4
Consolidated Total	$191.2	$(100.9)	$—	$191.2	$(100.9)	$90.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

5.   Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the third quarter and September year to date 2014 and 2013 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income for the third quarter and September year to date 2014 totaled $0.6 million, which was recorded in the other expense, net line item in the consolidated statement of earnings. Reclassification adjustments for 2013 were not significant.

	Third Quarter 2014
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$20.3	$55.3	$(1.5)	$74.1
Other comprehensive income (loss) before reclassifications	(12.6)	(1.9)	—	(14.5)
Amounts reclassified from accumulated other comprehensive income	(0.6)	—	—	(0.6)
Net current-period other comprehensive income	(13.2)	(1.9)	—	(15.1)

Ending balance	$7.1	$53.4	$(1.5)	$59.0

	September Year to Date 2014
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$18.1	$44.8	$(1.5)	$61.4
Other comprehensive income (loss) before reclassifications	(10.4)	8.6	—	(1.8)
Amounts reclassified from accumulated other comprehensive income	(0.6)	—	—	(0.6)
Net current-period other comprehensive income	(11.0)	8.6	—	(2.4)

Ending balance	$7.1	$53.4	$(1.5)	$59.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter 2013
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$15.5	$37.4	$(3.1)	$49.8
Other comprehensive income (loss)	4.7	4.5	(0.2)	9.0

Ending balance	$20.2	$41.9	$(3.3)	$58.8

	September Year to Date 2013
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$24.9	$13.6	$(3.1)	$35.4
Other comprehensive income (loss)	(4.7)	28.3	(0.2)	23.4

Ending balance	$20.2	$41.9	$(3.3)	$58.8
6.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the third quarter and September year to date 2014 and 2013 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2014	2013	2014	2013
Net Earnings	$1.4	$18.8	$6.7	$41.7
Less: Earnings allocated to participating securities	—	(0.4)	(0.2)	(1.0)
Net Earnings available to common shareholders	$1.4	$18.4	$6.5	$40.7

Basic earnings per share on common stock	$0.03	$0.49	$0.17	$1.09
Diluted earnings per share on common stock	$0.03	$0.49	$0.17	$1.09

Average common shares outstanding (millions)
Basic	37.6	37.4	37.5	37.2
Diluted	37.6	37.4	37.5	37.3
Stock options representing 0.0 million and 0.2 million shares, respectively, for the third quarter 2014 and 2013 and 0.1 million and 0.3 million shares, respectively, for September year to date 2014 and 2013, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7.   Other Expense, Net
Included in other expense, net for the third quarter and September year to date 2014 and 2013 are the following:

	Third Quarter		September Year to Date
	2014	2013	2014	2013
	(In millions of dollars)
Interest income	$0.1	$0.1	$0.3	$0.3
Interest expense	(0.7)	(0.7)	(2.0)	(2.2)
Dividend income	—	—	0.4	0.3
Net loss on equity investment	(1.5)	(0.3)	(2.3)	(1.1)
Foreign exchange losses	(0.1)	(0.4)	(0.6)	(1.2)

Other expense, net	$(2.2)	$(1.3)	$(4.2)	$(3.9)

8.  Contingencies
During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consists of $2.7 million plus a portion of pre- and post-judgment interest. During April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and its primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly, however, Kelly's umbrella/excess insurer elected to continue to appeal the decision. In April 2014, Kelly paid $0.25 million of the settlement amount, which was previously accrued, and our primary insurer paid $0.75 million. Per the terms of the settlement with Kelly and its primary insurer, Plaintiffs must first exhaust all legal remedies to collect from our umbrella/excess insurer and its surety before pursuing Kelly for any remaining verdict amount that may be owed at the conclusion of the appellate process. Kelly’s umbrella/excess insurer recently reached a tentative settlement agreement with the plaintiffs under which Kelly would bear no additional financial obligations. However, until such time as that agreement is finalized and entered into judgment by the court, Kelly remains a nominal defendant with respect to the portion covered by the umbrella/excess insurer. Should the tentative settlement agreement with the umbrella/excess insurer not be finalized, Kelly's umbrella/excess insurer would remain responsible for any remaining verdict amounts owed plus related costs and interest.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the third quarter and September year to date 2014 and 2013. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment and the prior period was recast to conform to the current presentation.

	Third Quarter		September Year to Date
	2014	2013	2014	2013
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$640.8	$617.0	$1,915.1	$1,904.1
Americas PT	242.5	239.9	723.1	733.7
Total Americas Commercial and PT	883.3	856.9	2,638.2	2,637.8

EMEA Commercial	231.3	224.5	690.2	645.3
EMEA PT	48.1	45.1	145.5	131.7
Total EMEA Commercial and PT	279.4	269.6	835.7	777.0

APAC Commercial	91.0	87.6	260.5	256.8
APAC PT	10.6	9.1	29.2	29.3
Total APAC Commercial and PT	101.6	96.7	289.7	286.1

OCG	149.8	135.3	422.1	361.0

Less: Intersegment revenue	(17.7)	(12.9)	(48.0)	(34.6)

Consolidated Total	$1,396.4	$1,345.6	$4,137.7	$4,027.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2014	2013	2014	2013
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$91.7	$86.8	$280.0	$274.5
Americas PT gross profit	39.6	38.8	118.4	116.1
Americas Region gross profit	131.3	125.6	398.4	390.6
Americas Region SG&A expenses	(110.8)	(100.2)	(332.9)	(310.6)
Americas Region Earnings from Operations	20.5	25.4	65.5	80.0

EMEA Commercial gross profit	33.6	33.9	101.0	98.8
EMEA PT gross profit	10.9	10.8	33.3	32.0
EMEA Region gross profit	44.5	44.7	134.3	130.8
EMEA Region SG&A expenses	(40.0)	(40.3)	(125.0)	(122.2)
EMEA Region Earnings from Operations	4.5	4.4	9.3	8.6

APAC Commercial gross profit	11.7	12.7	35.7	36.8
APAC PT gross profit	3.3	3.4	9.4	10.5
APAC Region gross profit	15.0	16.1	45.1	47.3
APAC Region SG&A expenses	(14.5)	(14.6)	(44.6)	(45.8)
APAC Region Earnings from Operations	0.5	1.5	0.5	1.5

OCG gross profit	35.8	34.8	101.3	91.7
OCG SG&A expenses	(32.2)	(28.1)	(94.7)	(82.5)
OCG asset impairments	—	—	—	(1.7)
OCG Earnings from Operations	3.6	6.7	6.6	7.5

Less: Intersegment gross profit	(1.2)	(0.8)	(3.3)	(2.4)
Less: Intersegment SG&A expenses	1.2	0.8	3.3	2.4
Net Intersegment Activity	—	—	—	—

Corporate	(22.0)	(17.8)	(62.6)	(53.9)
Consolidated Total	7.1	20.2	19.3	43.7
Other Expense, Net	2.2	1.3	4.2	3.9

Earnings Before Taxes	$4.9	$18.9	$15.1	$39.8

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
In August 2014, the FASB issued ASU 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. The adoption of this guidance is not expected to have a material effect on our financial statements.

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
The global workforce solutions market has seen some acceleration during the second half of 2014, as the engine for economic growth has gradually shifted in favor of large developed economies in recent months.   While the outlook for 2015 is encouraging, years of economic under-performance is tempering expectations.  Despite recent cyclical challenges, strategic clients are increasingly looking for global, flexible and holistic talent solutions that encompass all worker categories, driving adoption of our TSCM concept covering temporary staffing, Contingent Workforce Outsourcing ("CWO"), Recruitment Process Outsourcing ("RPO"), independent contractor management and more.  Near-term demand for traditional temporary staffing is now benefiting from improving labor market conditions in the U.S., while structural shifts toward higher-skilled, project-based professional/technical talent continue to represent long-term opportunities for the industry.

Professional/Technical staffing is projected to steadily increase as a percent of the global market, with demand for specialty staffing projected to outperform commercial.
Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. Our staffing operations are divided into three regions, Americas, EMEA and APAC, with commercial and professional/technical staffing businesses in each region. As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global OCG business. OCG delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, we help customers manage their acquisition of contingent and full-time labor, and gain access to service providers and quality talent at competitive rates with minimized risk.
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 58 days on a global basis. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
Our Strategy and Outlook
Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry. To achieve this, we are focused on the following key areas:

•	Maintain our core strengths in commercial staffing in key markets;

•	Grow our professional and technical solutions;

•	Enhance our position as a market-leading provider of talent supply chain management in our OCG segment;

•	Capture permanent placement growth in selected specialties; and

•	Lower our costs through deployment of efficient service delivery models.

Although our objectives remain clear, ongoing economic, political and fiscal disruptions have been a persistent drag on the global recovery and our business.  Recent economic and labor market trends have been more favorable and the outlook for the remainder of 2014 and beyond is encouraging, but the global recovery remains historically weak and uneven.  Our industry is not experiencing the degree or patterns of growth typically seen at this point in the recovery cycle.

Kelly’s third quarter revenue increased 4% year over year, helped by improving conditions in the U.S.  During the third quarter of 2014, we increased revenue in our OCG segment by 11% year over year, confirming that our direction aligns with increased market demand for outsourced solutions. Growth was particularly strong in RPO and the fee-based CWO portion of the business, which continue to be key drivers of our strategic and financial progress.

We continued to execute our planned investments, including additional resources for OCG and Americas PT. As a result, total Company expenses increased as expected, underscoring our commitment to strategically drive long-term growth.
At 0.5% for the third quarter of 2014, our return on sales ("ROS") is still well below our long-term goal of 4.0%. To make significant progress against our ROS goal and better leverage our business, we will need to see continued economic growth coupled with stronger demand for full-time and temporary labor in the sectors that Kelly supports. In the meantime, we remain focused on what we can control: executing a well-formed strategy with increased speed and precision, and making the necessary investments to advance that strategy.
During the first nine months of 2014, we made aggressive, targeted investments to adjust our operating models and increase the resources responsible for driving growth in higher margin specialties - both in Americas PT and in our fast-growing OCG segment. Specifically, our investments are designed to:

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

These investments are intended to achieve double-digit sales growth in 2015 in both OCG and our Americas PT segment, assuming continued growth in portions of the economy that rely on these services. As previously reported, we expect that revenue growth will lag these investments and, consequently, that our overall earnings in 2014 will be down on a year-over-year basis.
On September 15, 2014, the Board of Directors of the Company approved a management simplification restructuring plan ("Plan") that was subsequently communicated to Kelly personnel in October 2014. We expect to complete this Plan during the fourth quarter of 2014.

We began 2014 with a firm commitment to growth and a clear plan for accelerating Kelly's strategic priorities through significant investments in our PT specialties, our OCG practices and our centralized approach to servicing large customers. We have executed these investments on schedule, and the Plan now brings additional efficiency to our operating models across the organization by:

•	In the Americas segment:

◦	Streamlining our local U.S. field operations through the closure or consolidation of approximately 50 branches

◦	Simplifying our centralized large account delivery structure

◦	Simplifying our U.S. management structure

•	Continuing to align OCG resources more efficiently against areas that deliver rapid growth and return on investment

•	Optimizing our headquarters operations

Estimated headcount reduction related to the above actions is approximately 100 permanent positions across our global workforce, including several senior leadership positions that will be vacated at the end of December 2014. The headcount reduction related to the Americas segment is estimated to be 40 positions, OCG headcount is estimated to be reduced by 5 positions and corporate headquarters is estimated to be reduced by 55 positions.

Related to this Plan, we reported restructuring charges of $3.7 million, consisting entirely of severance costs, in the third quarter of 2014. These severance costs include contract termination costs of $2.9 million and substantive plan costs of $0.8 million. Subsequent restructuring charges, to be incurred in the fourth quarter, are estimated to range between $5.3 million to $6.3 million and will include additional severance, as well as lease termination costs of approximately $2.0 million.
We estimate restructuring charges to total between $9.0 million to $10.0 million, as detailed below, and will be recorded entirely in corporate selling, general and administrative expenses. The majority of these costs will result in future cash expenditures, starting in the fourth quarter of 2014.

	Severance Costs			Lease Termination Costs			Total
	(In millions of dollars)
	Range			Range			Range
Americas	$1.8	-	$2.0	$1.9	-	$2.1	$3.7	-	$4.1
OCG	1.3	-	1.5	0.0	-	0.0	1.3	-	1.5
Headquarters	4.0	-	4.4	0.0	-	0.0	4.0	-	4.4

Total	$7.1	-	$7.9	$1.9	-	$2.1	$9.0	-	$10.0

Meeting the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) remains a challenge for the staffing industry. The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, will subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable and provides minimum value.  In order to comply with the Acts, Kelly intends to begin offering health care coverage in 2015 to all temporary employees eligible for coverage under the Acts. In 2014, we are continuing to incur costs related to implementing the Acts in advance of future pricing designed to pass related costs on to our customers.

Estimating the costs of complying with the Acts is difficult due to a variety of factors associated with our temporary employee population, particularly the percentage of eligible employees who will enroll for health care coverage. We are having conversations with customers aimed at increasing pricing for these implementation and ongoing costs, but there can be no assurance that we will be able to increase pricing to our customers in a sufficient amount to cover the increased costs, and the net financial impact on our results of operations could be significant.

For the balance of the year, we anticipate steady improvement in the U.S. and global economies, and we are seeing increased confidence among our large customers – though it remains to be seen whether that confidence will translate into more meaningful job growth in the months to come. Longer-term, we believe the trends in the staffing industry are positive: companies are becoming more comfortable with the use of flexible staffing models; there is increasing acceptance of free agents and contractual employment by companies and candidates alike; and companies are seeking more comprehensive workforce management solutions that lend themselves to Kelly’s talent supply chain management approach. This shift in demand for contingent labor and strategic solutions plays to our strengths and experience -- particularly serving large companies.
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

Realignment of Segments
Beginning in the first quarter of 2014, we realigned the project-based legal services business in our Americas PT segment to the OCG segment and recast the prior year amounts to conform to the current presentation.
Staffing Fee-Based Income
Staffing fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations
Total Company - Third Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$1,396.4	$1,345.6	3.8%		3.9%
Staffing fee-based income	19.9	20.2	(2.4)		(1.6)
Gross profit	225.4	220.4	2.2		2.4
SG&A expenses excluding restructuring charges	214.3	199.7	7.3
Restructuring charges	4.0	0.5	NM
Total SG&A expenses	218.3	200.2	9.0		9.1
Earnings from operations	7.1	20.2	(65.1)

Gross profit rate	16.1%	16.4%	(0.3)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.3	14.8	0.5
% of gross profit	95.1	90.6	4.5
Return on sales	0.5	1.5	(1.0)

Total Company revenue from services for the third quarter of 2014 was up 3.8% in comparison to the prior year. This reflected primarily an increase in hours worked in the Americas, EMEA and APAC regions, as well as increased revenue in OCG.
Compared to the third quarter of 2013, the gross profit rate was down 30 basis points. This decrease was primarily due to a decline in the gross profit rate in the EMEA and APAC regions and OCG, which more than offset the improvement in the gross profit rate in the Americas, as more fully described in the following discussions.
Selling, general and administrative (“SG&A”) expenses excluding restructuring charges increased year over year primarily as a result of investments in our PT and OCG businesses, as described more fully in the Executive Overview above, as well as salary increases. Restructuring costs in the third quarter of 2014 include $3.7 million related to our Plan, also described in the Executive Overview above, combined with $0.3 million of costs incurred to consolidate back office functions in Australia and New Zealand. Restructuring costs in the third quarter of 2013 primarily related to severance costs incurred from the closure of EMEA commercial branches.
Income tax expense for the third quarter of 2014 was $3.5 million, compared to $0.1 million for the third quarter of 2013. The increase in income tax expense is driven by expiration of the U.S. work opportunity credit at the end of 2013, making credits unavailable for employees hired in 2014. The credit, along with several other temporary income tax incentives, has previously expired and later been retroactively reinstated in what is commonly referred to as “extenders” legislation. While extenders legislation has been introduced in Congress that would retroactively reinstate the work opportunity credit, if or when such action would be taken is unknown. If extenders legislation is enacted, the retroactive reinstatement of the work opportunity credit would result in a significant benefit to income tax expense.

Diluted earnings per share for the third quarter of 2014 were $0.03, as compared to $0.49 for the third quarter of 2013.

Total Americas - Third Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$883.3	$856.9	3.1%		3.4%
Staffing fee-based income	8.2	7.2	12.7		13.1
Gross profit	131.3	125.6	4.5		4.8
Total SG&A expenses	110.8	100.2	10.6		10.9
Earnings from operations	20.5	25.4	(19.7)

Gross profit rate	14.9%	14.7%	0.2	pts.
Expense rates:
% of revenue	12.5	11.7	0.8
% of gross profit	84.5	79.8	4.7
Return on sales	2.3	3.0	(0.7)

The change in Americas revenue from services represents primarily a 3% increase in hours worked. Americas represented 63% of total Company revenue in the third quarter of 2014 and 64% in the third quarter of 2013.
Revenue in our Commercial segment was up 4% and our PT revenue was up 1% in comparison to the prior year. The increase in revenue in Commercial was due to revenue from new customer wins in our educational staffing business as well as increases in our electronic assembly and light industrial products. These increases were partially offset by reductions in our office clerical product. In the PT segment, our revenue grew in our science, engineering and finance products, partially offset by a reduction in our IT product.
The increase in the gross profit rate was primarily due to improved pricing, customer mix, increased staffing fee-based income and lower payroll taxes, partially offset by higher workers' compensation costs.
SG&A expenses were up 11% in comparison to the prior year. This increase is attributable to last year's annual salary increases and planned investments in additional headcount in sales and recruiting staff, primarily for our PT segment. These investments are more fully described in the Executive Overview above. Restructuring costs related to Americas as disclosed in the Restructuring footnote are included in Corporate SG&A expenses.

Total EMEA - Third Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$279.4	$269.6	3.6%		3.6%
Staffing fee-based income	7.7	8.5	(9.3)		(6.9)
Gross profit	44.5	44.7	(0.5)		(0.1)
SG&A expenses excluding restructuring charges	40.0	40.0	—
Restructuring charges	—	0.3	(100.0)
Total SG&A expenses	40.0	40.3	(0.8)		(0.5)
Earnings from operations	4.5	4.4	1.6

Gross profit rate	15.9%	16.6%	(0.7)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.3	14.8	(0.5)
% of gross profit	90.0	89.5	0.5
Return on sales	1.6	1.6	—

The change in EMEA revenue from services reflected a 5% increase in hours worked, partially offset by a 1% decrease in average bill rates on a CC basis. The increase in hours was due primarily to Portugal and Ireland, countries with lower average bill rates, partially offset by a decrease, primarily in Germany, Switzerland and the U.K. EMEA represented 20% of total Company revenue in the third quarter of 2014 and 2013.
The EMEA gross profit rate decreased primarily due to a decline in staffing fee-based income and a decline in the temporary gross profit rate. The decline in the temporary gross profit rate was primarily driven by unfavorable country mix. The declines in staffing fee-based income and temporary margins negatively impacted the gross profit rate by approximately 40 and 30 basis points, respectively.
SG&A expenses excluding restructuring remain flat in comparison to the prior year. Restructuring costs recorded in the third quarter of 2013 reflect the adjustments to prior restructuring costs, primarily in France.

Total APAC - Third Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$101.6	$96.7	5.0%		3.4%
Staffing fee-based income	4.0	4.5	(12.8)		(14.2)
Gross profit	15.0	16.1	(7.0)		(8.5)
SG&A expenses excluding restructuring charges	14.2	14.5	(2.5)
Restructuring charges	0.3	0.1	410.5
Total SG&A expenses	14.5	14.6	(0.9)		(2.7)
Earnings from operations	0.5	1.5	(65.7)

Gross profit rate	14.8%	16.7%	(1.9)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.0	15.1	(1.1)
% of gross profit	94.6	90.2	4.4
Return on sales	0.5	1.6	(1.1)

The change in total APAC revenue from services reflected a 7% increase in hours worked, partially offset by a 2% decrease in average bill rates on a CC basis. The increase in hours worked was primarily due to higher hours in India. The decrease in average bill rates was driven primarily by country mix, with bill rates in India lower than the region's average, and also customer mix in New Zealand and Singapore. APAC revenue represented 7% of total Company revenue in the third quarter of 2014 and 2013.
The decrease in the gross profit rate was due to decreases in temporary margins and staffing fee-based income, which reduced the gross profit rate by approximately 70 and 80 basis points, respectively. Staffing fee-based income decreased by 10% in Singapore, due to regulatory changes, and by 28% in Australia, due to the weaker economic climate. These decreases were combined with the effect of a wage credit in Singapore, which was recorded in cost of services. The wage credit totaled $0.1 million in the third quarter of 2014 and $0.6 million in the third quarter of 2013. The year-over-year decline in the wage credit accounted for approximately 50 basis points of the decline in the APAC region gross profit rate in the third quarter of 2014.
Restructuring charges in the third quarter of 2014 relate to costs to consolidate back office functions in Australia and New Zealand. SG&A expenses excluding restructuring costs decreased 2.5%. This change reflects the savings from consolidating Australia and New Zealand management in the prior year, partially offset by additional hiring in Singapore and India.

OCG - Third Quarter
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$149.8	$135.3	10.7%		10.9%
Gross profit	35.8	34.8	2.9		2.8
SG&A expenses excluding restructuring charges	32.2	28.0	15.0
Restructuring charges	—	0.1	(100.0)
Total SG&A expenses	32.2	28.1	14.7		14.7
Earnings from operations	3.6	6.7	(46.0)

Gross profit rate	23.9%	25.7%	(1.8)	pts.
Expense rates (excluding restructuring charges):
% of revenue	21.5	20.7	0.8
% of gross profit	89.8	80.3	9.5
Return on sales	2.4	5.0	(2.6)

Revenue from services in the OCG segment increased during the third quarter of 2014 due primarily to growth in the RPO, BPO and CWO practice areas. Revenue in RPO grew by 30% year over year, revenue in BPO grew by 10% and revenue in CWO, which includes PPO, grew by 10% year over year. The revenue growth in RPO, BPO and CWO was due to expansion of programs with existing and new customers. OCG revenue represented 11% of total Company revenue in the third quarter of 2014 and 10% in the third quarter of 2013.
The OCG gross profit rate decreased primarily due to customer mix in CWO and BPO. The CWO gross profit rate was impacted by customer rebates and customer mix changes in PPO. The BPO gross profit rate was impacted by costs in KellyConnect in advance of revenue, as well as a price decrease in one of our large accounts. The increase in SG&A expenses is primarily a result of costs associated with increased volume with existing customers, implementation costs of new customers in our CWO practice area and planned investments as more fully described in the Executive Overview above. Restructuring costs related to OCG as disclosed in the Restructuring footnote are included in Corporate SG&A expenses.

Results of Operations
Total Company - September Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$4,137.7	$4,027.3	2.7%		3.1%
Staffing fee-based income	58.5	60.9	(4.1)		(2.4)
Gross profit	675.8	658.0	2.7		3.1
SG&A expenses excluding restructuring charges	650.7	611.3	6.5
Restructuring charges	5.8	1.3	351.8
Total SG&A expenses	656.5	612.6	7.2		7.5
Asset impairments	—	1.7	(100.0)
Earnings from operations	19.3	43.7	(56.4)

Gross profit rate	16.3%	16.3%	—	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.7	15.2	0.5
% of gross profit	96.3	92.9	3.4
Return on sales	0.5	1.1	(0.6)

Total Company revenue from services for the first nine months of 2014 was up 2.7% in comparison to the prior year. This reflected primarily an increase in hours worked in the EMEA and APAC regions.
The gross profit rate was flat on a year-over-year basis. An increase in the Americas gross profit rate was offset by decreases in the EMEA and APAC regions and OCG, as more fully described in the following discussions.
SG&A expenses excluding restructuring costs increased 6.5% year over year as a result of investments in our PT and OCG businesses, as described more fully in the Executive Overview above, as well as salary increases. Included in SG&A expenses for the first nine months of 2013 is $3.0 million for a settlement with the state of Delaware related to an unclaimed property examination. Restructuring costs in the first nine months of 2014 include $3.7 million related to the Plan described in the Executive Overview above, $0.8 million of costs incurred for exiting the staffing business in Sweden, and $1.3 million related to closing branches in Australia and consolidating back office functions in Australia and New Zealand. Restructuring costs in the first nine months of 2013 primarily relate to severance costs incurred from exiting the OCG executive search business operating in Germany.
Asset impairments in the first nine months of 2013 represent the write-off of the carrying value of long-lived assets related to the decision to exit the executive search business operating in Germany.
Income tax expense for the first nine months of 2014 was $8.4 million, compared to a benefit of $1.9 million for the first nine months of 2013. The increase in income tax expense is driven by expiration of the U.S. work opportunity credit at the end of 2013, making credits unavailable for employees hired in 2014.

Diluted earnings per share for the first nine months of 2014 were $0.17, as compared to $1.09 for the first nine months of 2013.

Total Americas September Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$2,638.2	$2,637.8	—%		0.7%
Staffing fee-based income	22.1	20.6	7.4		8.4
Gross profit	398.4	390.6	2.0		2.6
Total SG&A expenses	332.9	310.6	7.2		7.9
Earnings from operations	65.5	80.0	(18.3)

Gross profit rate	15.1%	14.8%	0.3	pts.
Expense rates:
% of revenue	12.6	11.8	0.8
% of gross profit	83.6	79.5	4.1
Return on sales	2.5	3.0	(0.5)

Americas represented 64% of total Company revenue for the first nine months of 2014 and 66% for the first nine months of 2013.
Revenue in our Commercial segment was up 1% and our PT revenue was down 1% in comparison to the prior year. The increase in revenue in Commercial was due to increased revenue in our educational staffing business due to new customer wins, partially offset by revenue decreases in our office clerical, light industrial and electronic assembly products. In the PT segment, we continued to see declines in revenue in our IT and finance products, partially offset by growth in revenue in our science and engineering products.
The increase in the gross profit rate was due to a combination of improved pricing, customer mix and lower payroll taxes and employee benefit costs, partially offset by higher workers' compensation. We regularly update our estimates of open workers' compensation claims. As a result, we reduced our estimated costs of prior year workers' compensation in the Americas region by $1.4 million for the first nine months of 2014. This compares to an adjustment reducing prior year workers' compensation claims by $4.6 million for the first nine months of 2013.
SG&A expenses were up 7.2% in comparison to the prior year. This increase is attributable to last year's annual salary increases and planned investments in additional headcount in sales and recruiting staff, primarily for our PT segment. These investments are more fully described in the Executive Overview above. Restructuring costs related to Americas as disclosed in the Restructuring footnote are included in Corporate SG&A expenses.

Total EMEA - September Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$835.7	$777.0	7.5%		6.0%
Staffing fee-based income	24.7	26.6	(7.0)		(5.7)
Gross profit	134.3	130.8	2.6		1.5
SG&A expenses excluding restructuring charges	124.2	122.1	1.7
Restructuring charges	0.8	0.1	327.7
Total SG&A expenses	125.0	122.2	2.2		0.8
Earnings from operations	9.3	8.6	8.1

Gross profit rate	16.1%	16.8%	(0.7)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.9	15.7	(0.8)
% of gross profit	92.5	93.3	(0.8)
Return on sales	1.1	1.1	—

The change in EMEA revenue from services reflected a 7% increase in hours worked, partially offset by a 1% decrease in average bill rates on a CC basis. The increase in hours was due primarily to Portugal, reflecting improved volume with existing customers, as well as new customers. EMEA represented 20% of total Company revenue for the first nine months of 2014 and 19% for the first nine months of 2013.
The EMEA gross profit rate decreased primarily due to a decline in the temporary gross profit rates and a decline in staffing fee-based income. These declines negatively impacted the gross profit rate by approximately 40 and 30 basis points, respectively. The decline in the temporary gross profit rate was driven by unfavorable country mix and, to a lesser extent, customer mix, as well as the reversal of previously accrued training costs for temporary employees in the Netherlands in the second quarter of 2013. The effect of this reversal accounted for approximately 15 basis points.
SG&A expenses were up slightly, as some investments, primarily in France and Portugal, have been partially offset by a reduction in headquarters costs throughout the EMEA region. Restructuring costs recorded in the first nine months of 2014 reflect costs incurred for exiting the staffing business in Sweden. Restructuring costs recorded in the first nine months of 2013 reflect favorable adjustments to prior restructuring costs, primarily in France.

Total APAC - September Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$289.7	$286.1	1.3%		4.1%
Staffing fee-based income	11.7	13.7	(15.1)		(11.9)
Gross profit	45.1	47.3	(4.6)		(1.7)
SG&A expenses excluding restructuring charges	43.3	45.5	(4.7)
Restructuring charges	1.3	0.3	373.4
Total SG&A expenses	44.6	45.8	(2.3)		1.1
Earnings from operations	0.5	1.5	(76.8)

Gross profit rate	15.6%	16.5%	(0.9)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.0	15.9	(0.9)
% of gross profit	96.2	96.2	—
Return on sales	0.1	0.5	(0.4)

The change in total APAC revenue from services reflected a 10% increase in hours worked, partially offset by a 4% decrease in average bill rates on a CC basis. The increase in hours worked was due to higher hours in India. The decrease in average bill rates was mainly due to country mix, with bill rates in India lower than the region's average. APAC revenue represented 7% of total Company revenue for the first nine months of 2014 and 2013.
The decrease in the gross profit rate was due to decreases in temporary margins and staffing fee-based income, which reduced the gross profit rate by approximately 80 and 70 basis points, respectively. Staffing fee-based income decreased by 14% in Singapore, due to high staff turnover, and by 21% in Australia, due to the weaker economic climate. The reduction in temporary margins is due to the increasing proportion of international and national large accounts that have lower margins. These decreases were partially offset by the effect of a wage credit in Singapore, which totaled $2.0 million in the first nine months of 2014 and $0.6 million in the first nine months of 2013. This amount, which was recorded in cost of services and represents additional credits received for 2013 and 2014, partially offset the year-over-year decline in the APAC region gross profit rate by approximately 50 basis points.
Restructuring charges in 2014 relate to costs for exiting branches in Australia and consolidating back office functions in Australia and New Zealand. SG&A expenses excluding restructuring costs declined 4.7%. This change was the result of consolidating the Australia and New Zealand management in the prior year and lower country headquarters costs across the region, partially offset by investments in Singapore, Malaysia and India.

OCG -September Year to Date
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$422.1	$361.0	16.9%		17.3%
Gross profit	101.3	91.7	10.5		10.6
SG&A expenses excluding restructuring charges	94.7	81.6	16.0
Restructuring charges	—	0.9	(100.0)
Total SG&A expenses	94.7	82.5	14.9		15.0
Asset impairments	—	1.7	(100.0)
Earnings from operations	6.6	7.5	(13.1)

Gross profit rate	24.0%	25.4%	(1.4)	pts.
Expense rates (excluding restructuring charges):
% of revenue	22.4	22.6	(0.2)
% of gross profit	93.4	88.9	4.5
Return on sales	1.6	2.1	(0.5)

Revenue from services in the OCG segment increased during the first nine months of 2014 due primarily to growth in the CWO, KellyConnect and RPO practice areas. Revenue in CWO, which includes PPO, grew by 22% year over year, RPO increased by 21% and KellyConnect revenue grew by 11% year over year. The revenue growth was due to expansion of programs with existing and new customers. OCG revenue represented 10% of total Company revenue for the first nine months of 2014 and 9% for the first nine months of 2013.
The OCG gross profit rate decreased primarily in CWO and BPO. CWO experienced growth in PPO, a lower margin business. The BPO gross profit rate declined due to a price decrease in one of the large accounts and customer mix in our legal managed project business. The increase in SG&A expenses is primarily a result of costs associated with increased volume with existing customers, implementation costs of new customers and planned investments as more fully described in the Executive Overview above. Restructuring costs related to OCG as disclosed in the Restructuring footnote are included in Corporate SG&A expenses.

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
Cash and Equivalents
Cash and equivalents totaled $51.6 million at the end of the third quarter of 2014 and $125.7 million at year-end 2013. As further described below, we used $109.0 million of cash for operating activities, used $20.2 million of cash for investing activities and generated $55.1 million of cash from financing activities. The cash and equivalents balance at the end of the third quarter of 2014 was negatively impacted by $20.0 million related to payments we received at year-end 2013 from our OCG customers, most of which we paid out to suppliers during the first quarter of 2014.
Operating Activities
In the first nine months of 2014, we used $109.0 million of net cash for operating activities, as compared to generating $21.9 million in the first nine months of 2013. This change was primarily due to year-to-date growth in trade accounts receivable, along with the negative impact of the $20.0 million related to the timing of payments to suppliers noted above. Included in operating assets and liabilities and net cash from operating activities for the first nine months of 2013 is an increase of $4.8 million related to the correction of an error from prior periods.
Trade accounts receivable totaled $1.2 billion at the end of the third quarter of 2014. Global days sales outstanding were 58 days at the end of the third quarter of 2014 and 56 days at the end of the third quarter of 2013. The increase in DSO is primarily due to the timing of our month-end cut-off as well as extended terms and invoicing complexities for certain large customers.
Our working capital position was $450.7 million at the end of the third quarter of 2014, a decrease of $23.8 million from year-end 2013. The current ratio (total current assets divided by total current liabilities) was 1.5% at the end of the third quarter of 2014 and 1.6% at year-end 2013.
Investing Activities
In the first nine months of 2014, we used $20.2 million of cash for investing activities, as compared to using $11.7 million in the first nine months of 2013. Capital expenditures in both years relate primarily to the Company’s technology programs. Investment in equity affiliate in the first nine months of 2014 primarily represents cash contributions to TS Kelly, our equity affiliate in which we have a 49% ownership interest.
Financing Activities
In the first nine months of 2014, we generated $55.1 million of cash from financing activities, as compared to using $11.5 million in the first nine months of 2013. The increase in cash from financing activities was caused by additional short-term borrowing. Debt totaled $88.7 million at the end of the third quarter of 2014 and $28.3 million at year-end 2013. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 9.7% at the end of the third quarter of 2014 and 3.3% at year-end 2013.
The net change in short-term borrowings in the first nine months of 2014 was primarily due to additional borrowings on our securitization facility, used to fund our everyday operations. The net change in short-term borrowings in the first nine months of 2013 was primarily due to payments on our U.S. securitization facility as a result of lower working capital needs.
We made dividend payments of $5.7 million in the first nine months of both 2014 and 2013.

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
As of the 2014 third quarter end, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $9.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $86.0 million of short-term borrowings and $55.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2014 third quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2014 third quarter earnings.
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
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consists of $2.7 million plus a portion of pre- and post-judgment interest. During April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and its primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly, however, Kelly's umbrella/excess insurer elected to continue to appeal the decision. In April 2014, Kelly paid $0.25 million of the settlement amount, which was previously accrued, and our primary insurer paid $0.75 million. Per the terms of the settlement with Kelly and its primary insurer, Plaintiffs must first exhaust all legal remedies to collect from our umbrella/excess insurer and its surety before pursuing Kelly for any remaining verdict amount that may be owed at the conclusion of the appellate process. Kelly’s umbrella/excess insurer recently reached a tentative settlement agreement with the plaintiffs under which Kelly would bear no additional financial obligations. However, until such time as that agreement is finalized and entered into judgment by the court, Kelly remains a nominal defendant with respect to the portion covered by the umbrella/excess insurer. Should the tentative settlement agreement with the umbrella/excess insurer not be finalized, Kelly's umbrella/excess insurer would remain responsible for any remaining verdict amounts owed plus related costs and interest.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2014, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

June 30, 2014 through August 3, 2014	66,909	$17.56	—	$—

August 4, 2014 through August 31 2014	230	16.47	—	$—

September 1, 2014 through September 28, 2014	1,413	16.74	—	$—

Total	68,552	$17.54	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 68,552 shares were reacquired in transactions during the quarter.
Item 4.     Mine Safety Disclosures.
Not applicable.
Item 6.     Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 39 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 5, 2014

/s/ Patricia Little
Patricia Little

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2014

/s/ Olivier Thirot
Olivier Thirot

Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description

3.1	Certificate of Incorporation. (Reference is made to Exhibit 3.1 to the Form 10-Q filed with the commission on May 7, 2014, which is incorporated herein by reference.)

3.2	By-Laws. (Reference is made to Exhibit 3.2 to the Form 10-Q filed with the commission on May 7, 2014, which is incorporated herein by reference.)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.21*	Amendment to Kelly Services, Inc. 2008 Management Retirement Plan. (Reference is made to Exhibit 10.21 to the Form 8-K filed with the commission on August 11, 2014, which is incorporated herein by reference.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.