Form 10-K
period 2014-12-28
KELLY SERVICES INC
filed 2015-02-12
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $521,767,042.

Registrant had 34,274,299 shares of Class A and 3,451,261 of Class B common stock, par value $1.00, outstanding as of February 1, 2015.
Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2015 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I
Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.
ITEM 1. BUSINESS.
History and Development of Business
Founded by William R. Kelly in 1946, Kelly Services® has developed innovative workforce solutions for customers in a variety of industries throughout our 68-year history. Our range of solutions has grown steadily over the years to match the changing needs of our customers.
We have evolved from a United States-based company concentrating primarily on traditional office staffing into a global workforce solutions leader offering a full breadth of specialty services. While ranking as one of the world’s largest scientific staffing providers, we also place professional and technical employees at all levels in engineering, IT, law and healthcare. These specialty services complement our expertise in office services, education, contact center, light industrial and electronic assembly staffing. As the human capital arena has become more complex, we have also developed a supply chain management approach to help many of the world’s largest companies plan for and manage their supply of talent. Innovative solutions supporting this approach span outsourcing, consulting, recruitment, career transition and vendor management services.
Geographic Breadth of Services
Headquartered in Troy, Michigan, we provide employment for approximately 555,000 employees annually to a variety of customers around the globe—including 97 of the Fortune 100™ companies.
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
Americas Commercial
Our Americas Commercial segment specialties include: Office, providing trained employees for data entry, clerical and administrative support roles across numerous industries; Contact Center, providing staff for contact centers, technical support hotlines and telemarketing units; Education, supplying schools nationwide with instructional and non-instructional employees; Marketing, providing support staff for seminars, sales and trade shows; Electronic Assembly, providing assemblers, quality control inspectors and technicians; and Light Industrial, placing maintenance workers, material handlers and assemblers. We also offer a temporary-to-hire service that provides customers and temporary staff the opportunity to evaluate their relationship before making a full-time employment decision, a direct-hire placement service and vendor on-site management.
Americas PT
Our Americas PT segment includes a number of specialty staffing services: Science, providing all levels of scientists and scientific and clinical research workforce solutions; Engineering, supplying engineering professionals across all disciplines, including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Information Technology, placing IT specialists across all disciplines; Creative Services, placing creative talent in the spectrum of creative services positions; Finance and Accounting, serving the needs of corporate finance departments, accounting firms and financial institutions with all levels of financial professionals; Healthcare, providing all levels of healthcare specialists and professionals; and Law, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists and legal administrators. Our temporary-to-hire service, direct-hire placement service and vendor on-site management are also offered in this segment.
EMEA Commercial
Our EMEA Commercial segment provides a similar range of staffing services as described for our Americas Commercial segment above, including: Office, Contact Center and our temporary-to-hire service. Additional service areas include: Catering and Hospitality, providing chefs, porters and hospitality representatives; and Industrial, supplying manual workers to semi-skilled professionals in a variety of trade, non-trade and operational positions.

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
OCG
Our OCG segment delivers integrated talent management solutions to meet customer needs across multiple regions, skill sets and the entire spectrum of talent categories. Using talent supply chain strategies, we help customers manage their full-time and contingent labor spend, and gain access to service providers and quality talent at competitive rates with minimized risk. Services in this segment include: Contingent Workforce Outsourcing (“CWO”), providing globally managed service solutions that integrate supplier and vendor management technology partners to optimize contingent workforce spend; Business Process Outsourcing (“BPO”), offering full staffing and operational management of non-core functions or departments; Recruitment Process Outsourcing (“RPO”), offering end-to-end talent acquisition solutions, including customized recruitment projects; Independent Contractor Solutions, delivering evaluation, classification and risk management services that enable safe access to this critical talent pool; Payroll Process Outsourcing (“PPO”), providing centralized payroll processing solutions globally for our customers; Career Transition and Executive Coaching and Development; and Executive Search, providing leadership in executive placement in various regions throughout the world.
Financial information regarding our industry segments is included in the Segment Disclosures note to our consolidated financial statements presented in Part II, Item 8 of this report.
Business Objectives
Kelly’s philosophy is rooted in our conviction that we can and do make a difference on a daily basis — for our customers, in the lives of our employees, in the local communities we serve and in our industry. Our vision is “to provide the world’s best workforce solutions.” We aspire to be a strategic business partner to our customers and strive to assist them in operating more efficient and profitable organizations. Our solutions are customized to benefit any scope or scale customers require.
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
Customers
We are not dependent on any single customer or a limited segment of customers. In 2014, an estimated 51% of total Company revenue was attributed to 100 large customers. Our largest single customer accounted for approximately five percent of total revenue in 2014.
Government Contracts
Although we conduct business under various federal, state, and local government contracts, they do not account for a significant portion of our business.
Competition
The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2014, our largest competitors were Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc., Allegis Group and Recruit Holdings.
Key factors that influence our success are quality of service, price and breadth of service.
Quality of service is highly dependent on the availability of qualified, competent talent, and our ability to recruit, screen, train, retain and manage a pool of employees who match the skills required by particular customers. During an economic downturn, we must balance competitive pricing pressures with the need to retain a qualified workforce. Price competition in the staffing industry is intense — particularly for office clerical and light industrial personnel — and pricing pressure from customers and competitors continues to be significant.
Breadth of service, or ability to manage staffing suppliers, has become more critical as customers seek “one-stop shopping” for all their staffing needs. Kelly's talent supply chain management approach seeks to address this requirement for our larger customers, enabling us to deliver talent wherever and whenever they need it around the world.
Environmental Concerns
Because we are involved in a service business, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact us.
Employees
We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 7,200 staff members in our international network of branch offices. In 2014, we assigned approximately 555,000 temporary employees to a variety of customers around the globe.
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
The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing and consulting companies. While the majority of our competitors are significantly smaller than us, several competitors, including Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc., Allegis Group and Recruit Holdings are considerably larger than we are and have substantial marketing and financial resources. Additionally, the emergence of on-line staffing platforms or other forms of disintermediation may pose a competitive threat to our services, which operate under a more traditional staffing business model. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.
The number of customers distributing their staffing service purchases among a broader group of competitors continues to increase which, in some cases, may make it more difficult for us to obtain or retain customers. We also face the risk that our current or prospective customers may decide to provide similar services internally. As a result, there can be no assurance that we will not encounter increased competition in the future.
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
As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, our business strategy focuses on driving growth in higher margin specialties -- in Americas PT and also within our growing OCG segment. During 2014 we launched a new PT recruiting model and added PT sales resources in the U.S. local market; finished centralizing our large accounts to enable improvements in productivity and profitability; and continued to invest in talent supply chain solutions that support our OCG growth strategy. While we expected that revenue growth would lag these investments and, consequently, affect our profitability in 2014, we expect revenue growth and profitability to accelerate in 2015.  If we are not successful in executing our strategy, we may not achieve either our stated goal of strong revenue growth in those segments or the intended productivity improvements, therefore negatively impacting future profitability.

We are at risk of damage to our brand, which is important to our success.
Our success depends, in part, on the goodwill associated with our brand. Because we assign employees to work under the direction and supervision of our customer at work locations not under Kelly’s control, we are at risk of our employees engaging in unauthorized conduct that could harm our reputation. Our Kelly Educational Staffing product is particularly susceptible to this exposure. Although we take appropriate steps to manage this risk, we cannot eliminate the potential of an adverse event. An occurrence that damages Kelly’s reputation could cause the loss of current and future customers, additional regulatory scrutiny and liability to third parties.
If we fail to successfully develop new service offerings, we may be unable to retain our current customers and gain new customers and our revenues would decline.
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
We are increasingly dependent on third parties for the execution of critical functions.
We do not maintain our own vendor management technology, and we have outsourced certain other critical applications or business processes to external providers including cloud-based services. We have elected to enter into supplier partnerships rather than establishing our own operations in some of the territories where our customers require our services. We exercise care in the selection and oversight of these providers and partners, and we take steps to ensure that suitable replacement services are available. However, the failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs.
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
We participate, or may participate in the future, in certain investments in equity affiliates, such as joint ventures or other equity investments with strategic partners. These arrangements expose us to a number of risks, including the risk that the management of the combined venture may not be able to fulfill their performance obligations under the management agreements or that the joint venture parties may be incapable of providing the required financial support. Additionally, improper, illegal or unethical actions by the venture management could have a negative impact on the reputation of the venture and our company.
A loss of major customers could have a material adverse effect on our business.
Our business strategy is focused on serving large corporate customers through high volume global service agreements. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. The deterioration of the financial condition or business prospects of these customers could reduce their need for staffing and OCG services and result in a significant decrease in the revenues and earnings we derive from these customers. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. Further, as a result of alleged contractual noncompliance, we could be excluded from participating in government contracts. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

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
We conduct our business in most major staffing markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:

•	fluctuations in currency exchange rates;

•	restrictions or limitations on the transfer of funds;

•	varying economic and political conditions;

•	differences in cultures and business practices;

•	differences in employment and tax laws and regulations;

•	differences in accounting and reporting requirements;

•	differences in labor and market conditions;

•	changing and, in some cases, complex or ambiguous laws and regulations;

•	violations of U.S. Foreign Corrupt Practices Act and similar anti-corruption laws; and

•	litigation and claims.
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
We depend on our ability to attract and retain qualified permanent full-time employees to lead complex talent supply chain sales solutions.
As we aim to expand the number of clients adopting a talent supply chain management approach in order to support our OCG growth strategy, we are highly reliant on individuals who possess specialized knowledge and skills to lead complex talent supply chain sales and operations.  There can be no assurance that qualified personnel will continue to be available.  Our success is increasingly dependent on our ability to attract and retain these experts.

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
We employ and assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:

•	discrimination and harassment;

•	wrongful termination or retaliation;

•	violations of employment rights related to employment screening or privacy issues;

•	apportionment between us and our customer of legal obligations as an employer of temporary employees;

•	classification of workers as employees or independent contractors;

•	employment of unauthorized workers;

•	violations of wage and hour requirements;

•	retroactive entitlement to employee benefits, including health insurance;

•	failure to comply with leave policy requirements; and

•	errors and omissions by our temporary employees, particularly for the actions of professionals such as attorneys, accountants, teachers and scientists.
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
Cyber attacks or other breaches of network or information technology security, as well as risks associated with compliance on data privacy, could have an adverse effect on our systems, services, reputation and financial results.
We rely upon multiple information technology systems and networks, some of which are cloud-based or managed by third parties, to process, transmit and store electronic information and to manage or support a variety of critical business processes and activities. In the course of these activities we may store or process proprietary or confidential information concerning current, past or prospective employees as well as customers, vendors and suppliers. The secure operation of these systems, networks and processes is critical to our business operations. Moreover, our temporary employees may be exposed to, or have access to, similar information in the course of their customer assignments. We routinely experience cyber attacks, which may include the use of malware, computer viruses, social engineering schemes and other means of disruption or unauthorized access.
The actions we take to reduce the risk of impairments to our operations or systems and breaches of confidential, private or proprietary data may not be sufficient to prevent or repel future cyber events or other impairments of our networks or information technologies. An event involving the destruction or accidental or unauthorized release of sensitive information from systems related to our business, including cyber attacks or other security breaches as well as unauthorized actions by our employees, or a failure to comply with our obligations under various privacy laws and regulations, could result in damage to our reputation, fines, regulatory sanctions or interventions, contractual or financial liabilities, additional compliance costs, loss of employees or customers, and other forms of costs, losses or reimbursements, any of which could materially adversely affect our operations or financial condition. Our insurance coverage may not be sufficient to cover all such costs or consequences.
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
We regularly monitor our goodwill and long-lived assets for impairment indicators.  In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units with goodwill to the related net book value.  In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values.  Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets.  In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant non-cash charge to earnings that could adversely affect our results of operations.
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
The impact of recent U.S. healthcare legislation on our results of operations could be significant.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into U.S. law. The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, subjects us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable and provides minimum value. In order to comply with the employer mandate provision of the Acts, we have begun offering health care coverage to all temporary and permanent employees eligible for coverage under the Acts. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the Acts or changed interpretations of our obligations under the Acts. There can be no assurance that we will be able to recover all related costs through increased pricing to our customers or that they will be recovered in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.
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
We are subject to federal taxes and a multitude of state and local taxes in the U.S. and taxes in foreign jurisdictions. We are also subject to unclaimed or abandoned property (escheat) laws which require us to remit to certain U.S. government authorities the property of others held by us that has been unclaimed for a specified period of time, such as payroll checks issued to temporary employees. The demographics of our workforce and the visibility of our industry may make it more likely we become a target of government investigations, and we are regularly subject to audit by tax authorities. Although we believe our tax and unclaimed property estimates are reasonable, the final determination of audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.
Failure to maintain specified financial covenants in our bank credit facilities, or credit market events beyond our control, could adversely restrict our financial and operating flexibility and subject us to other risks, including risk of loss of access to capital markets.
Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2014, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), may not be assured.  If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility.  In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility.  If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.
Our controlling stockholder exercises voting control over our company and has the ability to elect or remove from office all of our directors.
Terence E. Adderley, the Executive Chairman and Chairman of the Board of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 93% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. Mr. Adderley is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all members of the Board of Directors.
We are not subject to certain of the listing standards that normally apply to companies whose shares are quoted on the NASDAQ Global Market.
Our Class A and Class B common stock are quoted on the NASDAQ Global Market. Under the listing standards of the NASDAQ Global Market, we are deemed to be a “controlled company” by virtue of the fact that Terence E. Adderley, the Executive Chairman and Chairman of the Board of our board of directors, and certain trusts of which he acts as trustee or co-trustee have voting power with respect to more than fifty percent of our outstanding voting stock. A controlled company is not required to have a majority of its board of directors comprised of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nominations committee comprised solely of independent directors, nor do the NASDAQ Global Market listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A controlled company is also exempt from NASDAQ Global Market’s requirements regarding the determination of officer compensation by a majority of independent directors or a compensation committee comprised solely of independent directors. A controlled company is required to have an audit committee composed of at least three directors who are independent as defined under the rules of both the Securities and Exchange Commission and the NASDAQ Global Market. The NASDAQ Global Market further requires that all members of the audit committee have the ability to read and understand fundamental financial statements and that at least one member of the audit committee possess financial sophistication. The independent directors must also meet at least twice a year in meetings at which only they are present.
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
Our board of directors also has the ability to issue additional shares of common stock which could significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits mergers and other business combination transactions involving 15 percent or greater stockholders of Delaware corporations unless certain board or stockholder approval requirements are satisfied. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation.
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
The market price of our common stock may be subject to significant volatility. We believe that many factors, including several which are beyond our control, have a significant effect on the market price of our common stock. These include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	changes in financial estimates by securities analysts;

•	changes in general economic conditions;

•	actual or anticipated changes in laws and government regulations;

•	commencement of, or involvement in, litigation;

•	any major change in our board or management;

•	changes in industry trends or conditions; and

•	sales of significant amounts of our common stock or other securities in the market.
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
The combined usable floor space in the headquarters complex is approximately 345,000 square feet. Our buildings are in good condition and are currently adequate for their intended purpose and use. We also own undeveloped land in Troy and northern Oakland County, Michigan.
Branch office business is conducted in leased premises with the majority of leases being fixed for terms of generally three to five years in the U.S. and Canada and five to ten years outside the U.S. and Canada. We own virtually all of the office furniture and the equipment used in our corporate headquarters and branch offices.
ITEM 3. LEGAL PROCEEDINGS.
During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consisted of $2.7 million plus a portion of pre-and-post-judgment interest. In April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and its primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly, however, Kelly's umbrella/excess insurer elected to continue to appeal the decision. During the third quarter of 2014, plaintiffs reached a tentative settlement agreement which did not call for any additional financial contribution from Kelly. In January 2015, Plaintiffs filed a Satisfaction of Judgment with the Court, pursuant to an agreement reached with the excess insurer, thereby resolving this matter and foreclosing any further financial risk to Kelly. In light of this settlement, during the first quarter of 2015 Kelly expects to reduce its accrual for litigation costs, and the offsetting insurance receivable, by $1.7 million.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividends
Our Class A and Class B common stock is traded on the NASDAQ Global Market under the symbols “KELYA” and “KELYB,” respectively. The high and low selling prices for our Class A common stock and Class B common stock as quoted by the NASDAQ Global Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported in the table below. Our ability to pay dividends is subject to compliance with certain financial covenants contained in our debt facilities, as described in the Debt footnote in the notes to our consolidated financial statements.

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014
Class A common
High	$26.17	$25.31	$18.00	$17.81	$26.17
Low	22.50	17.05	14.86	14.74	14.74

Class B common
High	30.00	25.71	17.49	17.26	30.00
Low	21.56	17.00	16.04	14.33	14.33

Dividends	0.05	0.05	0.05	0.05	0.20

2013
Class A common
High	$18.92	$18.99	$20.46	$25.82	$25.82
Low	15.04	16.32	17.28	18.37	15.04

Class B common
High	19.86	21.24	20.98	24.17	24.17
Low	15.50	16.54	17.56	19.01	15.50

Dividends	0.05	0.05	0.05	0.05	0.20

Holders
The number of holders of record of our Class A and Class B common stock were approximately 7,500 and 300, respectively, as of February 1, 2015.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
During the fourth quarter of 2014, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
September 29, 2014 through November 2, 2014	37,065	$15.37	—	$—

November 3, 2014 through November 30, 2014	134	15.72	—	—

December 1, 2014 through December 28, 2014	28,659	15.20	—	—

Total	65,858	$15.30	—

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 65,858 shares were reacquired during the Company’s fourth quarter.

Performance Graph
The following graph compares the cumulative total return of our Class A common stock with that of the S&P 600 SmallCap Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2014. The graph assumes an investment of $100 on December 31, 2009 and that all dividends were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2009 – December 31, 2014

	2009	2010	2011	2012	2013	2014
Kelly Services, Inc.	$100.00	$157.59	$115.41	$134.77	$215.86	$148.96
S&P SmallCap 600 Index	$100.00	$126.31	$127.59	$148.42	$209.74	$221.81
S&P 1500 Human Resources and Employment Services Index	$100.00	$115.67	$97.74	$109.43	$193.11	$193.81

ITEM 6. SELECTED FINANCIAL DATA.
The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years. This table should be read in conjunction with the other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included elsewhere in this report. The statement of earnings data for the 2011 and 2010 fiscal years as well as the balance sheet data as of 2012, 2011 and 2010 are derived from consolidated financial statements previously on file with the SEC.

(In millions except per share amounts)	2014	2013	2012	2011	2010

Revenue from services	$5,562.7	$5,413.1	$5,450.5	$5,551.0	$4,950.3
Earnings from continuing operations (1)	23.7	58.9	49.7	64.9	26.1
Earnings (loss) from discontinued operations, net of tax (2)	—	—	0.4	(1.2)	—
Net earnings	23.7	58.9	50.1	63.7	26.1

Basic earnings per share:
Earnings from continuing operations	0.61	1.54	1.31	1.72	0.71
Earnings (loss) from discontinued operations	—	—	0.01	(0.03)	—
Net earnings	0.61	1.54	1.32	1.69	0.71

Diluted earnings per share:
Earnings from continuing operations	0.61	1.54	1.31	1.72	0.71
Earnings (loss) from discontinued operations	—	—	0.01	(0.03)	—
Net earnings	0.61	1.54	1.32	1.69	0.71

Dividends per share
Classes A and B common	0.20	0.20	0.20	0.10	—

Working capital	428.1	474.5	470.3	417.0	367.6
Total assets	1,917.9	1,798.6	1,635.7	1,541.7	1,368.4
Total noncurrent liabilities	224.1	214.0	172.4	168.3	153.6

(1)	Included in results of continuing operations are asset impairments of $1.7 million in 2013, $3.1 million in 2012 and $2.0 million in 2010.

(2)	Discontinued operations represent adjustments to assets and liabilities retained from the 2007 sale of Kelly Home Care.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
The Workforce Solutions Industry
The staffing industry has changed dramatically over the last decade – transformed by globalization, competitive consolidation and secular shifts in labor supply and demand.  Global employment trends are reshaping and redefining traditional employment models, sourcing strategies and human resource capability requirements. In response, the industry has accelerated its evolution from commercial into professional/technical and outsourced solutions. The broader workforce solutions industry has continued to transform to meet businesses’ growing demand for total workforce or talent supply chain management (“TSCM”) solutions. As clients’ workforce solutions strategies move up the maturity model, the TSCM concept seeks to manage all categories of talent (temporary, project-based, outsourced and full-time) and thus represents significant market potential.
The global workforce solutions market saw some acceleration during the second half of 2014, as economic growth gradually shifted in favor of the U.S. economy. Despite recent cyclical challenges, strategic clients are increasingly looking for global, flexible and holistic talent solutions that encompass all worker categories, driving adoption of our TSCM concept covering temporary staffing, Contingent Workforce Outsourcing ("CWO"), Recruitment Process Outsourcing ("RPO"), independent contractor management, strategic workforce planning and more.  Near-term demand for temporary staffing is now benefiting from improving labor market conditions in the U.S., while structural shifts toward higher-skilled, project-based professional/technical talent continue to represent long-term opportunities for the industry. In fact, professional/technical staffing is projected to steadily increase as a percent of the global market, with demand for specialty staffing projected to outpace commercial.

While the outlook for 2015 is encouraging, years of economic under-performance are tempering expectations. The global economy is forecast to accelerate modestly in the short term, with both strengths and risks present in all regions.

Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. Our staffing operations are divided into three regions, Americas, EMEA and APAC, with commercial and professional/technical staffing businesses in each region. As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global OCG business. OCG delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, we help customers plan for and manage their acquisition of contingent and full-time labor, and gain access to service providers and quality talent at competitive rates with minimized risk.
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 54 days on a global basis. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
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

Although our objectives remain clear, ongoing economic, political and fiscal disruptions have been a persistent drag on the global recovery and our business.  Recent economic and labor market trends have been more favorable and the outlook for 2015 is encouraging, but the global recovery remains historically weak and uneven.  Six years after the recession, our industry is still not experiencing the degree or patterns of growth typically seen at this point in a recovery cycle.

At 0.4% for 2014, our return on sales ("ROS") reflects this economic pattern and remains well below our long-term goal of 4.0%. To make significant progress against our ROS goal and better leverage our business, we will need to see continued economic growth coupled with stronger demand for full-time and temporary labor in the sectors that Kelly supports.

In the meantime, we have remained focused on what we can control: executing a well-formed strategy with increased speed and precision, and making the necessary investments to advance that strategy. Kelly delivered solid operational performance in two key areas of our strategy in 2014.

•
Total company revenue increased 3% (4% on a constant currency basis) year over year, reversing the decline we experienced in 2013. This revenue growth was helped by improving conditions in the U.S. along with the investments we made in our U.S. operations.

•
We increased revenue in our OCG segment by 15% year over year, confirming that our direction aligns with increased market demand for consultative outsourced solutions. Growth was particularly strong in RPO and the fee-based CWO portion of the business, which continue to be key drivers of our strategic and financial progress.

With a firm commitment to growth and a clear plan for accelerating Kelly's strategy, in 2014 we made targeted investments to adjust our operating models and increase the resources responsible for driving growth in higher margin specialties -- both in Americas PT and in our OCG segment. Specifically, we designed our investments to:

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

These investments are intended to achieve strong sales growth in 2015 in both OCG and our Americas PT segment, assuming continued growth in portions of the economy that rely on these services. As expected, in 2014, revenue growth lagged the scope of these investments and, consequently, our overall earnings were down on a year-over-year basis.
To bring additional efficiency to our operating models across the organization, on September 15, 2014, the Board of Directors of the Company approved a management simplification restructuring plan ("Plan") that we completed during the fourth quarter of 2014.

•	In the Americas segment, we have:

◦	Streamlined our local U.S. field operations through the closure or consolidation of 52 branches.

◦	Simplified our centralized large account delivery structure.

◦	Flattened our U.S. management structure.

•	In OCG, we have aligned resources more efficiently against areas that deliver rapid growth and return on investment.

•	We downsized our headquarters operations.

Headcount reduction related to the above actions was over 100 permanent positions across our global workforce, including several senior leadership positions that were vacated at the end of December 2014. We expect that the total result of the Plan is to reduce our future SG&A expense growth by approximately $35 million.

Related to this Plan, we reported restructuring charges of $3.7 million, consisting entirely of severance costs, in the third quarter of 2014. Subsequent restructuring charges incurred in the fourth quarter totaled $6.2 million, and included additional severance cost of $3.9 million and lease termination costs of $2.3 million.
Restructuring charges under the Plan totaled $9.9 million, as detailed below, and were recorded entirely in corporate selling, general and administrative expenses.

	Severance Costs	Lease Termination Costs	Total
	(In millions of dollars)

Americas	$1.7	$2.3	$4.0
OCG	1.3	—	1.3
Headquarters	4.6	—	4.6

Total	$7.6	$2.3	$9.9

Even as we align our internal resources to meet market demand, we face external factors that impact our outlook. We have successfully begun offering healthcare coverage to eligible temporary employees in compliance with the employer mandate provision of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”). The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, will subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that provides minimum value and is affordable. While it is still early in the adoption phase of the Acts' employer mandate provision, our initial price increases appear to be sufficient to cover implementation and operating costs.

Heading into 2015, we anticipate steady improvement in the U.S. and, to a lesser extent, globally, and we are seeing increased confidence among our large customers – though it remains to be seen whether that confidence will translate into significant, sustained job growth in the year ahead. Longer-term, we believe the trends in the staffing industry are positive: companies are relying more heavily on the use of flexible staffing models; there is growing acceptance of free agents and contractual employment by companies and talent alike; and companies are seeking more comprehensive workforce management solutions that lend themselves to Kelly’s talent supply chain management approach. This shift in demand for contingent labor and strategic solutions plays to our strengths and experience -- particularly serving large companies whose needs span the globe and cross multiple labor categories.
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
Realignment of Segments
Beginning in the first quarter of 2014, we realigned the project-based legal services business in our Americas PT segment to the OCG segment and recast the prior years' amounts to conform to the current presentation.
Staffing Fee-Based Income
Staffing fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations
2014 versus 2013

Total Company
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$5,562.7	$5,413.1	2.8%		3.8%
Staffing fee-based income	76.5	80.5	(5.2)		(2.3)
Gross profit	908.4	889.5	2.1		3.2
SG&A expenses excluding restructuring charges	874.5	832.9	5.0
Restructuring charges	12.0	1.6	NM
Total SG&A expenses	886.5	834.5	6.2		7.3
Asset impairments	—	1.7	(100.0)
Earnings from operations	21.9	53.3	(59.1)

Gross profit rate	16.3%	16.4%	(0.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.7	15.4	0.3
% of gross profit	96.3	93.6	2.7
Return on sales	0.4	1.0	(0.6)

Total Company revenue from services for 2014 was up 2.8% in comparison to the prior year, and 3.8% on a constant currency basis. This reflected growth in OCG, as well as increased bill rates in Americas Commercial and hours worked in the EMEA and APAC regions. Constant currency changes in revenue during 2014 were largely driven by changes in the Russian ruble, Canadian dollar, Australian dollar and Brazilian real.
The gross profit rate was down 10 basis points on a year-over-year basis. Decreases in the gross profit rate in EMEA, APAC and OCG were partially offset by an increase in the Americas gross profit rate.
Selling, general and administrative ("SG&A") expenses excluding restructuring costs increased 5.0% year over year as a result of investments in our PT and OCG businesses, as described more fully in the Executive Overview above, as well as merit increases. Included in SG&A expenses for 2013 is $3.0 million for a settlement with the state of Delaware related to an unclaimed property examination. Restructuring costs in 2014 include $9.9 million related to the Plan described in the Executive Overview above, $0.8 million of costs incurred for exiting the staffing business in Sweden, and $1.3 million related to closing branches in Australia and consolidating back office functions in Australia and New Zealand. Restructuring costs in 2013 primarily relate to severance costs incurred from the Company’s decision to exit the OCG executive search business operating in Germany.
Asset impairments in 2013 represent the write-off of the carrying value of long-lived assets related to the decision to exit the executive search business operating in Germany.
Income tax benefit for 2014 was $7.1 million, compared to a benefit of $10.1 million for 2013. The decrease in income tax benefit is primarily due to U.S. work opportunity credits, with 2013 including credits related to employees hired in 2012 due to the expiration of the credit for most employees hired after 2011, and retroactive reinstatement in January, 2013. Accordingly, we did not record work opportunity credits for most employees hired in 2012 until 2013, increasing 2013 credits by $9.3 million.  2014 income taxes were also impacted by lower pretax earnings.

The work opportunity credit program expired again at the end of 2014, and it is uncertain if or when it will be reinstated. The work opportunity credit program generates a significant tax benefit. Over the last three years, we generated approximately $16 million in credits per year. In the event the program is not renewed, we will receive credits for employees who work in 2015 but were hired in prior years. The credits related to employees hired in prior years have averaged approximately $3 million per year.

Diluted earnings per share for 2014 were $0.61, as compared to $1.54 for 2013.

Total Americas
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$3,565.6	$3,513.4	1.5%		2.2%
Staffing fee-based income	30.0	27.7	8.0		9.1
Gross profit	535.5	525.3	2.0		2.6
Total SG&A expenses	446.8	419.8	6.5		7.1
Earnings from operations	88.7	105.5	(15.9)

Gross profit rate	15.0%	14.9%	0.1	pts.
Expense rates:
% of revenue	12.5	11.9	0.6
% of gross profit	83.5	79.9	3.6
Return on sales	2.5	3.0	(0.5)
The change in Americas revenue is primarily the result of a 2% increase in average bill rates. Americas represented 64% of total Company revenue for 2014 and 65% for 2013.
Revenue in our Commercial segment was up 3% and our PT revenue was down 1% in comparison to the prior year. The increase in revenue in Commercial was due to increased revenue in our educational staffing business as a result of new customer wins, partially offset by revenue decreases in our office clerical and light industrial businesses. In the PT segment, we continued to see declines in revenue in our IT and finance products, partially offset by growth in revenue in our science and engineering products.
The increase in the gross profit rate was due to customer mix in Commercial and improved pricing in PT, partially offset by higher workers' compensation cost. In Commercial, higher margin local business grew at a faster rate than large accounts. In PT, positive pricing adjustments for certain large customers drove an improvement in the gross profit rate.
SG&A expenses were up 6.5% in comparison to the prior year. This increase is attributable to last year's annual salary increases, increased incentive payments, additional recruiting and sourcing costs, and the planned investments for additional headcount in sales and recruiting staff, primarily for our PT segment. These investments are more fully described in the Executive Overview above. All of these increases were partially offset by the early benefits of our Plan, which is described in more detail in the Restructuring footnote. Included in SG&A expenses for 2013 is $3.0 million for a settlement with the state of Delaware related to an unclaimed property examination. The restructuring costs related to Americas as disclosed in the Restructuring footnote are included in Corporate SG&A expenses.

Total EMEA
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$1,085.0	$1,057.2	2.6%		4.0%
Staffing fee-based income	30.8	34.8	(11.4)		(7.3)
Gross profit	173.5	176.2	(1.6)		0.1
SG&A expenses excluding restructuring charges	160.6	164.3	(2.3)
Restructuring charges	0.8	0.4	60.5
Total SG&A expenses	161.4	164.7	(2.1)		(0.1)
Earnings from operations	12.1	11.5	5.5

Gross profit rate	16.0%	16.7%	(0.7)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.8	15.5	(0.7)
% of gross profit	92.5	93.2	(0.7)
Return on sales	1.1	1.1	—

The change in EMEA revenue from services reflected a 5% increase in hours worked, partially offset by a 1% decrease in average bill rates on a CC basis. The increase in hours was due primarily to Portugal, reflecting improved volume with existing customers, new customers and targeted investments. EMEA represented 20% of total Company revenue for both 2014 and 2013.
The EMEA gross profit rate decreased primarily due to a decline in staffing fee-based income and a decline in the temporary gross profit rates. These declines each negatively impacted the gross profit rate by approximately 45 basis points. Staffing fee-based income declined in both Commercial and PT due to the weak economic environment, especially during the second half of the year. Most countries posted declines, with the exception of France and Italy. The decline in the temporary gross profit rate was driven by unfavorable country mix and, to a lesser extent, customer mix, as well as the reversal of previously accrued training costs for temporary employees in the Netherlands in the second quarter of 2013. The effect of this reversal accounted for approximately 10 basis points. These declines were partially offset by the effect of the CICE tax credit in France. This credit, which is recorded in cost of services and totaled $8.3 million in 2014 and $5.5 million in 2013, improved the year-over-year gross profit rate by approximately 25 basis points.
SG&A expenses excluding restructuring declined due to headquarters cost reduction and operational productivity, partially offset by targeted PT investments in selected countries. Restructuring costs recorded in 2014 reflect costs incurred for exiting the staffing business in Sweden. Restructuring costs recorded in 2013 reflect favorable adjustments to prior restructuring costs, primarily in France and Italy.

Total APAC
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$392.2	$382.7	2.5%		6.0%
Staffing fee-based income	15.7	18.0	(13.1)		(9.8)
Gross profit	60.2	63.3	(4.8)		(1.4)
SG&A expenses excluding restructuring charges	56.4	60.2	(6.3)
Restructuring charges	1.3	0.3	373.4
Total SG&A expenses	57.7	60.5	(4.5)		(0.8)
Earnings from operations	2.5	2.8	(11.0)

Gross profit rate	15.4%	16.5%	(1.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.4	15.7	(1.3)
% of gross profit	93.6	95.1	(1.5)
Return on sales	0.6	0.7	(0.1)

The change in total APAC revenue from services reflected a 10% increase in hours worked, partially offset by a 3% decrease in average bill rates on a CC basis. The increase in hours worked was due to higher hours in India. The decrease in average bill rates was mainly due to country mix, with bill rates in India lower than the region's average. APAC revenue represented 7% of total Company revenue for both 2014 and 2013.
The decrease in the gross profit rate was due to decreases in temporary margins and staffing fee-based income, which reduced the gross profit rate by approximately 65 and 70 basis points, respectively. Staffing fee-based income decreased by 11% in Singapore, due to high staff turnover, and by 20% in Australia, due to the weaker economic climate. The reduction in temporary margins is due to the increasing proportion of large accounts that have lower margins, as well as the effect of favorable adjustments to workers' compensation reserves in Australia recorded in 2013. The favorable adjustments to workers' compensation reserves, which were recorded in cost of services, totaled $1.3 million and accounted for 30 basis points of the year-over-year decline in the APAC region gross profit rate. These decreases were partially offset by the effect of a wage credit in Singapore, which totaled $2.2 million in 2014 and $0.7 million in 2013. This amount, which was recorded in cost of services and represents additional credits received for 2013 and 2014, partially offset the year-over-year decline in the APAC region gross profit rate by approximately 40 basis points.
Restructuring charges in 2014 relate to costs for exiting branches in Australia and consolidating back office functions in Australia and New Zealand. The decline in SG&A expenses excluding restructuring costs was the result of consolidating the Australia and New Zealand management in the prior year and lower country headquarters costs across the region, partially offset by investments in Singapore, Malaysia and India.

OCG
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$586.8	$509.5	15.2%		15.7%
Gross profit	143.6	128.2	12.0		12.4
SG&A expenses excluding restructuring charges	127.3	110.6	15.1
Restructuring charges	—	0.9	(100.0)
Total SG&A expenses	127.3	111.5	14.3		15.0
Asset impairments	—	1.7	(100.0)
Earnings from operations	16.3	15.0	7.3

Gross profit rate	24.5%	25.2%	(0.7)	pts.
Expense rates (excluding restructuring charges):
% of revenue	21.7	21.7	—
% of gross profit	88.7	86.3	2.4
Return on sales	2.8	3.0	(0.2)
Revenue from services in the OCG segment increased during 2014 due to growth in all key practice areas: CWO, RPO and BPO practice areas. Revenue in CWO, which includes PPO, grew by 16% year over year, RPO revenue increased by 17% and BPO revenue grew by 16% year over year. The revenue growth was due to expansion of programs with existing and the acquisition of new customers. OCG revenue represented 11% of total Company revenue for 2014 and 9% for 2013.
The OCG gross profit rate decreased primarily in CWO and BPO, partially offset by an increase in RPO. CWO experienced growth in PPO, a lower margin business. The BPO gross profit rate declined due to a price decrease in one of our large accounts and customer mix in our legal managed project business, partly offset by improved gross profit rates in KellyConnect. The increase in the gross profit rate in RPO is due to favorable customer mix.
The increase in SG&A expenses excluding restructuring is primarily a result of costs associated with increased volume with existing customers, implementation costs of new customers and planned investments as more fully described in the Executive Overview above. Restructuring costs related to OCG as disclosed in the Restructuring footnote are included in Corporate SG&A expenses in 2014. Asset impairments and restructuring charges in 2013 represent costs associated with the Company’s decision to exit the executive search business operating in Germany.

Results of Operations
2013 versus 2012

Total Company
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$5,413.1	$5,450.5	(0.7)%		(0.6)%
Staffing fee-based income	80.5	90.1	(10.6)		(9.6)
Gross profit	889.5	896.6	(0.8)		(0.6)
SG&A expenses excluding restructuring charges	832.9	822.1	1.3
Restructuring charges	1.6	(0.9)	278.7
Total SG&A expenses	834.5	821.2	1.6		1.8
Asset impairments	1.7	3.1	(47.1)
Earnings from operations	53.3	72.3	(26.3)

Gross profit rate	16.4%	16.5%	(0.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.4	15.1	0.3
% of gross profit	93.6	91.7	1.9
Return on sales	1.0	1.3	(0.3)
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
SG&A expenses increased 2% year over year. Included in SG&A expenses for 2013 is $3.0 million for a settlement with the state of Delaware related to unclaimed property examinations. Restructuring costs in 2013 primarily relate to severance costs incurred from the Company’s decision to exit the OCG executive search business operating in Germany. The total net restructuring benefit in 2012 included $2.9 million of favorable adjustments to prior restructuring costs in the U.K., partially offset by costs associated with restructuring actions taken in Italy, France and Ireland.
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

Total Americas
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$3,513.4	$3,634.5	(3.3)%		(3.1)%
Staffing fee-based income	27.7	25.5	8.3		9.1
Gross profit	525.3	538.7	(2.5)		(2.3)
Total SG&A expenses	419.8	400.1	4.9		5.2
Earnings from operations	105.5	138.6	(24.0)

Gross profit rate	14.9%	14.8%	0.1	pts.
Expense rates:
% of revenue	11.9	11.0	0.9
% of gross profit	79.9	74.3	5.6
Return on sales	3.0	3.8	(0.8)
The change in Americas revenue represents a 4% decrease in hours worked, partially offset by a 1% increase in average bill rates. Americas represented 65% of total Company revenue in 2013 and 67% in 2012.
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

Total EMEA
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$1,057.2	$1,022.9	3.4%		1.9%
Staffing fee-based income	34.8	38.3	(8.8)		(8.9)
Gross profit	176.2	176.8	(0.2)		(1.6)
SG&A expenses excluding restructuring charges	164.3	169.0	(2.8)
Restructuring charges	0.4	(0.9)	156.6
Total SG&A expenses	164.7	168.1	(1.9)		(3.3)
Earnings from operations	11.5	8.7	32.9

Gross profit rate	16.7%	17.3%	(0.6)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.5	16.5	(1.0)
% of gross profit	93.2	95.6	(2.4)
Return on sales	1.1	0.8	0.3
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

Total APAC
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$382.7	$394.8	(3.1)%		0.1%
Staffing fee-based income	18.0	26.3	(31.6)		(28.7)
Gross profit	63.3	71.1	(11.0)		(7.7)
SG&A expenses excluding restructuring charges	60.2	73.4	(18.1)
Restructuring charges	0.3	—	NM
Total SG&A expenses	60.5	73.4	(17.7)		(14.6)
Earnings from operations	2.8	(2.3)	NM

Gross profit rate	16.5%	18.0%	(1.5)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.7	18.6	(2.9)
% of gross profit	95.1	103.3	(8.2)
Return on sales	0.7	(0.6)	1.3
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

OCG
(Dollars in millions)

	2013	2012	Change		CC Change
Revenue from services	$509.5	$433.7	17.5%		17.8%
Gross profit	128.2	113.2	13.2		13.5
SG&A expenses excluding restructuring charges	110.6	101.1	9.4
Restructuring charges	0.9	—	NM
Total SG&A expenses	111.5	101.1	10.2		10.4
Asset impairments	1.7	—	NM
Earnings from operations	15.0	12.1	24.4

Gross profit rate	25.2%	26.1%	(0.9)	pts.
Expense rates (excluding restructuring charges):
% of revenue	21.7	23.3	(1.6)
% of gross profit	86.3	89.2	(2.9)
Return on sales	3.0	2.8	0.2
Revenue from services in the OCG segment increased during 2013 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 30% year over year and revenue in CWO, which includes PPO, grew by 23%. These increases were partially offset by a decrease in RPO revenue of 4%. The revenue growth in BPO and CWO was due to both expansion of programs with existing customers and new customers. OCG revenue represented 9% of total Company revenue in 2013 and 8% in 2012.
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
Cash and Equivalents
Cash and equivalents totaled $83.1 million at year-end 2014, compared to $125.7 million at year-end 2013. As further described below, during 2014, we used $70.0 million of cash for operating activities, used $27.2 million of cash for investing activities and generated $56.6 million in cash from financing activities. The cash and equivalents balance at year-end 2014 was negatively impacted by $20.0 million related to payments we received at year-end 2013 from our OCG customers, most of which we paid out to suppliers during the first quarter of 2014.
Operating Activities
In 2014, we used $70.0 million of net cash for operating activities, as compared to generating $115.3 million in 2013 and $61.1 million in 2012. The change from 2013 to 2014 was primarily due to year-to-date growth in trade accounts receivable, along with the negative impact of the $20.0 million related to the timing of payments to suppliers noted above. The increase in trade accounts receivable was due to revenue growth, primarily during fourth quarter of 2014, and extended terms for certain large customers, as described below. Included in operating assets and liabilities and net cash from operating activities for 2013 is an increase of $4.8 million related to the correction of an error from prior periods. The change in operating activities from 2012 to 2013 was due to the impact of the $20.0 million related to the timing of supplier payments, the $4.8 million effect of the correction of the error from prior periods, and lower working capital requirements.
Trade accounts receivable totaled $1.1 billion at year-end 2014, compared to $1.0 billion at year-end 2013. Global days sales outstanding ("DSO") for the fourth quarter were 54 days for 2014, compared to 52 days for 2013. The increase in DSO is primarily due to the timing of our month-end cut-off as well as extended terms and invoicing complexities for certain large customers.
Our working capital position was $428.1 million at year-end 2014, a decrease of $46.4 million from year-end 2013. The current ratio (total current assets divided by total current liabilities) was 1.5 at year-end 2014 and 1.6 at year-end 2013.
Investing Activities
In 2014, we used $27.2 million of net cash for investing activities, compared to $20.8 million in 2013 and $28.1 million in 2012. Capital expenditures, which totaled $21.7 million in 2014, $20.0 million in 2013 and $21.5 million in 2012, primarily related to the Company’s technology programs in 2014 and 2013.
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
During 2012, we entered into an agreement with Temp Holdings Co., Ltd. (“Temp Holdings”) to form a venture, TS Kelly Workforce Solutions (“TS Kelly”), in order to expand both companies’ presence in North Asia. As part of this agreement, we contributed our operations in China, South Korea and Hong Kong for a 49% ownership interest in TS Kelly. The $6.6 million investment in 2012 represented a $1.8 million payment to TS Kelly, as well as the cash on hand at the operations we contributed. Our share of the operating results of TS Kelly is recorded on an equity basis beginning in the first quarter of 2013. Investment in equity affiliate of $5.7 million in 2014 represents our net cash payments to TS Kelly, which includes $4.8 million for the acquisition of a China-based staffing company.
In 2013, a cash payment of $1.4 million to TS Kelly was improperly classified in operating activities in the consolidated statements of cash flows, resulting in the understatement of operating activities and overstatement of investing activities in the consolidated statements of cash flows for 2013.

Financing Activities
In 2014, we generated $56.6 million of cash from financing activities, as compared to using $43.7 million in 2013 and using $39.4 million in 2012. Changes in net cash from financing activities are primarily related to short-term borrowing activities. Debt totaled $91.9 million at year-end 2014 compared to $28.3 million at year-end 2013. Debt-to-total capital is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) was 9.9% at year-end 2014 and 3.3% at year-end 2013.
In 2014, the net change in short-term borrowings was primarily due to $60.0 million in additional borrowings on our securitization facility, used to fund our everyday operations, and $3.5 million in borrowings under the revolving line of credit in Brazil. In 2013, the net change in short-term borrowings was primarily due to $35.0 million of repayments on the securitization facility funded with net cash generated from operating activities. In 2012, the net change in short-term borrowings included $21.0 million and $6.2 million related to payments on the securitization facility and revolving credit facility, respectively.
Dividends paid per common share were $0.20 in 2014, 2013 and 2012. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.
Contractual Obligations and Commercial Commitments
Summarized below are our obligations and commitments to make future payments as of year-end 2014:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Operating leases	$94.8	$35.8	$42.3	$14.4	$2.3
Short-term borrowings	91.9	91.9	—	—	—
Accrued insurance	70.8	26.9	20.5	8.5	14.9
Accrued retirement benefits	152.6	12.3	24.1	24.6	91.6
Other long-term liabilities	11.1	1.8	3.9	2.5	2.9
Uncertain income tax positions	2.8	0.3	1.4	0.3	0.8
Purchase obligations	25.9	16.9	8.1	0.9	—

Total	$449.9	$185.9	$100.3	$51.2	$112.5

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
At year-end 2014, we had $199.6 million of available capacity on our $200.0 million revolving credit facility and $7.5 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $88.0 million of short-term borrowings and $54.5 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. Throughout 2014 and as of the 2014 year end, we met the debt covenants related to our revolving credit facility and securitization facility.
At year-end 2014, we also had additional unsecured, uncommitted short-term credit facilities totaling $15.5 million, under which we had borrowed $3.5 million. Details of our debt facilities as of the 2014 year end are contained in the Debt footnote in the notes to our consolidated financial statements.
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
Workers’ Compensation
In the U.S., we have a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. There is no aggregate limitation on our per-risk exposure under these insurance and self-insurance programs. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on our historical claims experience as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature, frequency and severity of the claims; reserving practices of our third party claims administrators; performance of our medical cost management and return to work programs; changes in our territory and business line mix and current legal, economic and regulatory factors such as industry estimates of medical cost trends. Where appropriate, multiple generally accepted actuarial techniques are applied and tested in the course of preparing our estimates. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, we record a receivable from the insurance company for the excess amount.
We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $57.6 million and $58.4 million at year-end 2014 and 2013, respectively.

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
We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2014 and 2013 and determined that goodwill was not impaired. In 2014, we elected to perform a step one quantitative assessment for the Americas Commercial, Americas PT, OCG and APAC PT reporting units. In 2013, we performed a qualitative assessment for the OCG and APAC PT reporting units, and a step one quantitative assessment for the Americas Commercial and Americas PT reporting units.
Our step one analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. As a measure of sensitivity, the estimated fair values exceeded the carrying values by more than 25% for all four reporting units tested in 2014. In addition, reducing our revenue growth rate assumptions by the following amounts would not result in the estimated fair value falling below book value for these reporting units: 20% for Americas Commercial and Americas PT, 9% for OCG and 4% for APAC PT. For the step one analyses we performed in 2013, a 10% reduction in our revenue growth rate assumptions would not result in the estimated fair value falling below book value for those reporting units where we performed a step one quantitative test.
At year-end 2014 and 2013, total goodwill amounted to $90.3 million for each year (see the Goodwill footnote in the notes to our consolidated financial statements).
Litigation
Kelly is subject to legal proceedings and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel, results of similar litigation and, in the case of class action lawsuits, participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2014 and 2013, the gross accrual for litigation costs amounted to $5.7 million and $6.9 million, respectively, and related insurance recoveries totaled $1.7 million and $3.1 million, respectively.
Allowance for Uncollectible Accounts Receivable
We make ongoing estimates relating to the collectibility of our trade accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and apply percentages to certain aged receivable categories. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we monitor historical trends that might impact the level of credit losses in the future. Historically, losses from uncollectible accounts have not exceeded our allowance. Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.
In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expenses in the period in which we made such a determination. In addition, for billing adjustments related to errors, service issues and compromises on billing disputes, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required, and we would record a credit or charge to revenue from services in the period in which we made such a determination. As of year-end 2014 and 2013, the allowance for uncollectible accounts receivable was $10.7 million and $9.9 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
See New Accounting Pronouncements footnote in the notes to our consolidated financial statements presented in Part II, Item 8 of this report for a description of new accounting pronouncements.
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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions, changing market and economic conditions, our ability to achieve our business strategy, the risk of damage to our brand, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, our increasing dependency on third parties for the execution of critical functions, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates, material changes in demand from or loss of large corporate customers, risks associated with conducting business in foreign countries, including foreign currency fluctuations, availability of full-time employees to lead complex talent supply chain sales and operations, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, the risk of cyber attacks or other breaches of network or information technology security as well as risks associated with compliance on data privacy, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to maintain adequate financial and management processes and controls, impairment charges triggered by adverse industry or market developments, unexpected changes in claim trends on workers’ compensation, disability and medical benefit plans, the impact of the Patient Protection and Affordable Care Act on our business, the impact of changes in laws and regulations (including federal, state and international tax laws and the expiration and/or reinstatement of the U.S. work opportunity credit program), the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this release and in the Company’s filings with the Securities and Exchange Commission.  Actual results may differ materially from any forward looking statements contained herein, and we have no intention to update these statements. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to foreign currency risk primarily due to our net investment in foreign subsidiaries, which conduct business in their local currencies. We may also utilize local currency-denominated borrowings.
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2014 earnings.
Marketable equity investments, representing our available-for-sale investment in Temp Holdings, are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings. See the Fair Value Measurements footnote in the notes to our consolidated financial statements of this Annual Report on Form 10-K for further discussion.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 46 of this filing and are presented in pages 47-76.
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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is presented preceding the consolidated financial statements on page 47 of this report.
Attestation Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 28, 2014, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles "Executive Officers of the Registrant", which is included on page 41, and “Code of Business Conduct and Ethics,” which is included on page 42, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 42, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.
ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Carl T. Camden President and Chief Executive Officer	60	1995	Served as officer of the Company.

George S. Corona Executive Vice President and Chief Operating Officer	56	2000	Served as officer of the Company.

Patricia Little Executive Vice President and Chief Financial Officer	54	2008	Served as officer of the Company.

Teresa S. Carroll Senior Vice President, Global Solutions	49	2000	Served as officer of the Company.

Peter W. Quigley Senior Vice President and General Counsel	53	2004	Served as officer of the Company.

Antonina M. Ramsey Senior Vice President	60	1992	Served as officer of the Company.

Natalia A. Shuman Senior Vice President and General Manager, EMEA / APAC	41	2007	Served as officer of the Company.

Olivier G. Thirot (1) Senior Vice President, Controller and Chief Accounting Officer	53	2008	Served as officer of the Company.

Michael S. Webster (2) Executive Vice President and General Manager, Americas	59	1996	Served as officer of the Company.
(1)    Mr. Thirot was appointed Senior Vice President, Controller and Chief Accounting Officer effective September 1, 2014.
(2)    Mr. Webster terminated employment with the Company effective December 31, 2014 and will not be replaced.

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
ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
Equity Compensation Plan Information
The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	33,000	$27.37	1,459,915

Equity compensation plans not approved by security holders (3)	—	—	—

Total	33,000	$27.37	1,459,915

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Directors Stock Option Plan and Non-Employee Directors Stock Plan.
The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 1,192,550 of restricted stock granted to employees and not yet vested at December 28, 2014.

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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the three fiscal years ended December 28, 2014
Consolidated Statements of Comprehensive Income for the three fiscal years ended December 28, 2014
Consolidated Balance Sheets at December 28, 2014 and December 29, 2013
Consolidated Statements of Stockholders' Equity for the three fiscal years ended December 28, 2014
Consolidated Statements of Cash Flows for the three fiscal years ended December 28, 2014
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule -
For the three fiscal years ended December 28, 2014:
Schedule II - Valuation Reserves
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits included beginning at page 77, which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 77 of this filing.

(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2015		KELLY SERVICES, INC.
Registrant

	By	/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2015	*	T. E. Adderley
T. E. Adderley
Executive Chairman and Chairman of the Board and Director

Date: February 12, 2015	*	C. T. Camden
C. T. Camden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 12, 2015	*	C. M. Adderley
C. M. Adderley
Director

Date: February 12, 2015	*	R. S. Cubbin
R. S. Cubbin
Director

Date: February 12, 2015	*	J. E. Dutton
J. E. Dutton
Director

Date: February 12, 2015	*	T. B. Larkin
T. B. Larkin
Director

Date: February 12, 2015	*	C. L. Mallett, Jr.
C. L. Mallett, Jr.
Director

Date: February 12, 2015	*	L. A. Murphy
L. A. Murphy
Director

Date: February 12, 2015	*	D. R. Parfet
D. R. Parfet
Director

Date: February 12, 2015	*	B. J. White
B. J. White
Director

SIGNATURES (continued)

Date: February 12, 2015		/s/ P. Little
P. Little
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 12, 2015		/s/ O. G. Thirot
O. G. Thirot
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 12, 2015	*By	/s/ P. Little
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 28, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 28, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 48.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Kelly Services, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 12, 2015

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2014	2013	2012
	(In millions of dollars except per share items)
Revenue from services	$5,562.7	$5,413.1	$5,450.5

Cost of services	4,654.3	4,523.6	4,553.9

Gross profit	908.4	889.5	896.6

Selling, general and administrative expenses	886.5	834.5	821.2

Asset impairments	—	1.7	3.1

Earnings from operations	21.9	53.3	72.3

Other expense, net	5.3	4.5	3.5

Earnings from continuing operations before taxes	16.6	48.8	68.8

Income tax (benefit) expense	(7.1)	(10.1)	19.1

Earnings from continuing operations	23.7	58.9	49.7

Earnings from discontinued operations, net of tax	—	—	0.4

Net earnings	$23.7	$58.9	$50.1

Basic earnings per share
Earnings from continuing operations	$0.61	$1.54	$1.31
Earnings from discontinued operations	—	—	0.01
Net earnings	$0.61	$1.54	$1.32

Diluted earnings per share
Earnings from continuing operations	$0.61	$1.54	$1.31
Earnings from discontinued operations	—	—	0.01
Net earnings	$0.61	$1.54	$1.32

Dividends per share	$0.20	$0.20	$0.20

Average shares outstanding (millions):
Basic	37.5	37.3	37.0
Diluted	37.5	37.3	37.0

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2014	2013	2012
	(In millions of dollars)
Net earnings	$23.7	$58.9	$50.1

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.6 million and tax benefit of $0.0 million and $0.4 million, respectively	(20.2)	(6.7)	4.9
Less: Reclassification adjustments included in net earnings	(0.9)	(0.1)	0.7
Foreign currency translation adjustments	(21.1)	(6.8)	5.6

Unrealized gains on investment, net of tax expense of $8.2 million, $16.2 million and $0.0 million, respectively	11.5	31.2	13.1

Pension liability adjustments, net of tax expense of $0.0 million, $0.2 million and $0.0 million, respectively	(0.8)	1.4	0.3
Less: Reclassification adjustments included in net earnings	0.1	0.2	0.2
Pension liability adjustments	(0.7)	1.6	0.5

Other comprehensive (loss) income	(10.3)	26.0	19.2

Comprehensive Income	$13.4	$84.9	$69.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2014	2013
	(In millions of dollars)
ASSETS
Current Assets:
Cash and equivalents	$83.1	$125.7
Trade accounts receivable, less allowances of $10.7 million and $9.9 million, respectively	1,122.8	1,023.1
Prepaid expenses and other current assets	47.9	52.2
Deferred taxes	34.4	35.5
Total current assets	1,288.2	1,236.5

Property and Equipment:
Property and equipment	360.0	350.5
Accumulated depreciation	(267.0)	(258.5)
Net property and equipment	93.0	92.0
Noncurrent Deferred Taxes	146.3	121.7
Goodwill, Net	90.3	90.3
Other Assets	300.1	258.1
Total Assets	$1,917.9	$1,798.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$91.9	$28.3
Accounts payable and accrued liabilities	364.0	342.4
Accrued payroll and related taxes	308.5	294.9
Accrued insurance	26.9	27.6
Income and other taxes	68.8	68.8
Total current liabilities	860.1	762.0

Noncurrent Liabilities:
Accrued insurance	43.9	46.0
Accrued retirement benefits	140.8	134.7
Other long-term liabilities	39.4	33.3
Total noncurrent liabilities	224.1	214.0

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2014 and 2013	36.6	36.6
Class B common stock, shares issued 3.5 million at 2014 and 2013	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.4 million shares at 2014 and 2.7 million at 2013	(49.2)	(55.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	24.9	26.0
Earnings invested in the business	767.4	751.3
Accumulated other comprehensive income	51.1	61.4
Total stockholders' equity	833.7	822.6
Total Liabilities and Stockholders' Equity	$1,917.9	$1,798.6

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	2014	2013	2012
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—
Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	—	—	—
Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(55.6)	(61.0)	(66.3)
Issuance of restricted stock and other	6.4	5.4	5.3
Balance at end of year	(49.2)	(55.6)	(61.0)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	26.0	27.1	28.8
Issuance of restricted stock and other	(1.1)	(1.1)	(1.7)
Balance at end of year	24.9	26.0	27.1

Earnings Invested in the Business
Balance at beginning of year	751.3	700.0	657.5
Net earnings	23.7	58.9	50.1
Dividends	(7.6)	(7.6)	(7.6)
Balance at end of year	767.4	751.3	700.0

Accumulated Other Comprehensive Income
Balance at beginning of year	61.4	35.4	16.2
Other comprehensive income, net of tax	(10.3)	26.0	19.2
Balance at end of year	51.1	61.4	35.4
Stockholders' Equity at end of year	$833.7	$822.6	$741.0
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2014	2013	2012
	(In millions of dollars)
Cash flows from operating activities:
Net earnings	$23.7	$58.9	$50.1
Noncash adjustments:
Impairment of assets	—	1.7	3.1
Depreciation and amortization	21.7	20.4	22.3
Provision for bad debts	5.3	2.0	1.1
Stock-based compensation	5.3	3.8	4.8
Deferred income taxes	(26.8)	(31.3)	4.7
Other, net	(2.2)	0.6	1.3
Changes in operating assets and liabilities	(97.0)	59.2	(26.3)

Net cash (used in) from operating activities	(70.0)	115.3	61.1

Cash flows from investing activities:
Capital expenditures	(21.7)	(20.0)	(21.5)
Investment in equity affiliate	(5.7)	—	(6.6)
Other investing activities	0.2	(0.8)	—

Net cash used in investing activities	(27.2)	(20.8)	(28.1)

Cash flows from financing activities:
Net change in short-term borrowings	63.9	(35.8)	(31.9)
Dividend payments	(7.6)	(7.6)	(7.6)
Other financing activities	0.3	(0.3)	0.1

Net cash from (used in) financing activities	56.6	(43.7)	(39.4)

Effect of exchange rates on cash and equivalents	(2.0)	(1.4)	1.7

Net change in cash and equivalents	(42.6)	49.4	(4.7)
Cash and equivalents at beginning of year	125.7	76.3	81.0

Cash and equivalents at end of year	$83.1	$125.7	$76.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations Kelly Services, Inc. is a global workforce solutions provider operating throughout the world.
Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 28, 2014 (2014), December 29, 2013 (2013) and December 30, 2012 (2012), all of which contained 52 weeks. The Company’s operations in Brazil are accounted for on a one-month lag. The Company’s equity investment in TS Kelly Workforce Solutions is accounted for on a one-quarter lag (see Investment in Equity Affiliate footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period. Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis.
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
Advertising Expenses Advertising expenses from continuing operations, which are expensed as incurred and are included in SG&A expenses, were $9.7 million in 2014, $8.9 million in 2013 and $8.5 million in 2012.
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
Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Category	2014	2013	Life
	(In millions of dollars)
Land	$3.8	$3.8		—
Work in process	6.9	4.4		—
Buildings and improvements	59.7	58.9	15	to	45 years
Computer hardware and software	221.7	215.7	3	to	12 years
Equipment, furniture and fixtures	34.1	33.6		5	years
Leasehold improvements	33.8	34.1	The lesser of the life of the lease or 5 years.
Total property and equipment	$360.0	$350.5

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service. Depreciation expense was $20.3 million for 2014, $18.4 million for 2013 and $19.0 million for 2012.
Operating Leases The Company recognizes rent expense on a straight-line basis over the lease term. This includes the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”). The Company records allowances provided by landlords for leasehold improvements as deferred rent in the consolidated balance sheet and as operating cash flows in the consolidated statements of cash flows.
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
Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $28.7 million and $22.7 million at year-end 2014 and 2013, respectively.
Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $6.7 million and $4.0 million at year-end 2014 and 2013, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Workers’ Compensation The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience as well as current legal, economic and regulatory factors. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records a receivable from the insurance company for the excess amount. The receivable is included in prepaid expenses and other current assets and other assets in the consolidated balance sheet at year end. The Company regularly updates its estimates, and the ultimate cost of these claims may be greater than or less than the established accrual.
2. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present the assets carried at fair value as of year-end 2014 and 2013 on the consolidated balance sheet by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements on a Recurring Basis As of Year-End 2014
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.3	$3.3	$—	$—
Available-for-sale investment	97.9	97.9	—	—

Total assets at fair value	$101.2	$101.2	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2013
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$2.9	$2.9	$—	$—
Available-for-sale investment	80.7	80.7	—	—

Total assets at fair value	$83.6	$83.6	$—	$—

Money market funds as of year-end 2014 and 2013 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet as of year-end 2014 and 2013. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $11.5 million for the year ended 2014 and $30.1 million for the year ended 2013 were recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $17.2 million at year-end 2014 and $19.7 million at year-end 2013.
Assets Measured at Fair Value on a Nonrecurring Basis
We completed our annual impairment test for all reporting units in the fourth quarter for the fiscal years ended 2014 and 2013 and determined that goodwill was not impaired.
In 2014, we elected to complete a step one quantitative test for all of our reporting units with goodwill. In 2013, we completed a step one quantitative test for the Americas Commercial and Americas PT reporting units. For both years, the estimated fair value of each reporting unit tested exceeded its related carrying value. In 2013, we completed a qualitative assessment for the annual goodwill impairment test for the OCG and APAC PT reporting units. As a result of these qualitative assessments, we determined it was more likely than not that the fair value of each of the reporting units was more than its carrying value.
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
3. Restructuring

On September 15, 2014, the Board of Directors of the Company approved a management simplification restructuring plan (“Plan”) that was subsequently communicated to Kelly personnel in October 2014. The Plan was completed during the fourth quarter of 2014.

We began 2014 with a firm commitment to growth and a clear plan for accelerating Kelly’s strategic priorities through significant investments in our PT specialties, our OCG practices and our centralized approach to servicing large customers. We have executed these investments on schedule, and the Plan now brings additional efficiency to our operating models across the organization by:

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	In the Americas segment, we have:

◦	Streamlined our local U.S. field operations through the closure or consolidation of 52 branches.

◦	Simplified our centralized large account delivery structure.

◦	Flattened our U.S. management structure.

•	In OCG, we have aligned resources more efficiently against areas that deliver rapid growth and return on investment.

•	We downsized our headquarters operations.

Headcount reduction related to the above actions totaled 112 permanent positions across our global workforce, including several senior leadership positions that were vacated at the end of December 2014. The headcount reduction related to the Americas segment was 40 positions recognized as contract termination costs, OCG headcount was reduced by 8 positions, also recognized as contract termination costs, and corporate headquarters was reduced by 64 positions, 53 of which were recognized as a one-time benefit and 11 of which were recognized as contract termination costs. These costs were recorded entirely in corporate SG&A expenses.

In addition to the Plan, in 2014, restructuring costs were incurred related primarily to exiting the staffing business in Sweden, exiting branches in Australia and consolidating back office functions in Australia and New Zealand. These were contract termination costs which were recorded in the EMEA and APAC regions in the segment footnote.

Restructuring costs incurred in 2014 totaled $12.0 million as detailed below.

	Severance Costs	Lease Termination Costs	Total
	(In millions of dollars)
Americas	$1.7	$2.3	$4.0
OCG	1.3	—	1.3
Headquarters	4.6	—	4.6
Plan total	7.6	2.3	9.9
EMEA and APAC restructuring	0.9	1.2	2.1

Total restructuring	$8.5	$3.5	$12.0

A summary of our global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars). Restructuring activities in 2013 and the related year-end accrual were immaterial.

Balance as of year-end 2013	$—

Additions charged to corporate under the Plan	9.9
Additions charged to EMEA and APAC operations	2.1
Reductions for cash payments related to all restructuring activities	(5.1)

Balance as of year-end 2014	$6.9

The remaining balance of $6.9 million as of year-end 2014 represents primarily severance costs and the majority is expected to be paid in 2015. No additional charges are expected to be incurred related to the Plan or to activities in Sweden, Australia and New Zealand.

4. Investment in Equity Affiliate
In 2012, we purchased the remaining 30% noncontrolling interest in our China subsidiaries, and recorded a charge to paid-in capital of $1.2 million for the difference between the carrying value of the noncontrolling interest and the fair value of the consideration provided.
On July 24, 2012, we entered into an agreement with Temp Holdings to form a venture, TS Kelly Workforce Solutions (“TS Kelly”), in order to expand both companies’ presence in North Asia. On November 1, 2012, we contributed our China, Hong Kong and South Korea subsidiaries in exchange for a 49% ownership interest in TS Kelly. Consequently, we deconsolidated the operations of those entities and recorded a $5.1 million investment in other assets on the consolidated balance sheet, which

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

represented the estimated fair value of our ownership interest in TS Kelly at year-end 2012. The operating results of our interest in TS Kelly are accounted for on a one-quarter lag under the equity method; accordingly, our consolidated financial statements include operating results for TS Kelly beginning in 2013. Our 49% share of TS Kelly’s operating results is recorded in other expense, net in the consolidated statement of earnings (see Other Expense, Net footnote).
In 2012, we recorded a loss of $0.7 million in other expense, net, which represented the difference between the carrying value of net assets contributed to the venture and the fair value of our retained investment in TS Kelly. As part of this transaction, we allocated a pro-rata share of goodwill related to the contributed entities in our APAC PT and OCG segments amounting to $0.6 million.
The total investment in TS Kelly was $9.6 million as of year-end 2014 and $3.8 million as of year-end 2013. In 2014, we made net cash contributions and loans to TS Kelly totaling $5.7 million, which includes $4.8 million for the acquisition of a China-based staffing company. In 2013, we made a loan to TS Kelly of $1.4 million. The amount due to or due from TS Kelly was immaterial as of year-end 2014 and 2013.
5. Goodwill
The changes in the net carrying amount of goodwill for the fiscal years 2014 and 2013 are included in the tables below. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment. Accordingly, the related portion of Americas PT goodwill was reclassified to OCG during the first quarter of 2014. Adjustments to Americas Commercial goodwill in 2013 represent acquisition adjustments related to changes in estimated tax liabilities assumed for the 2011 purchase of Brazilian operations.

	As of Year-End 2013			As of Year-End 2014
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$—	$40.0	$(16.4)	$23.6
Americas PT	39.2	—	(1.3)	37.9	—	37.9
Total Americas	79.2	(16.4)	(1.3)	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	—	1.4	—	1.4
Total APAC	13.5	(12.1)	—	13.5	(12.1)	1.4

OCG	26.1	—	1.3	27.4	—	27.4
Consolidated Total	$191.2	$(100.9)	$—	$191.2	$(100.9)	$90.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of Year-End 2012			As of Year-End 2013
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$39.2	$(16.4)	$0.8	$40.0	$(16.4)	$23.6
Americas PT	39.2	—	—	39.2	—	39.2
Total Americas	78.4	(16.4)	0.8	79.2	(16.4)	62.8

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	—	1.4	—	1.4
Total APAC	13.5	(12.1)	—	13.5	(12.1)	1.4

OCG	26.1	—	—	26.1	—	26.1
Consolidated Total	$190.4	$(100.9)	$0.8	$191.2	$(100.9)	$90.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Assets
Included in other assets are the following:

	2014	2013
	(In millions of dollars)
Deferred compensation plan (see Retirement Benefits footnote)	$149.0	$134.0
Available-for-sale investment (see Fair Value Measurements footnote)	97.9	80.7
Workers’ compensation receivable	11.5	13.4
Wage credit receivable	13.6	6.1
Intangibles, net of accumulated amortization of $17.8 million in 2014 and $17.7 million in 2013	2.7	4.3
Investment in equity affiliate (see Investment in Equity Affiliate footnote)	9.6	3.8
Other	15.8	15.8

Other assets	$300.1	$258.1

Intangible amortization expense, which is included in SG&A expenses, was $1.4 million, $2.0 million and $3.3 million in 2014, 2013 and 2012, respectively. Wage credit receivable is related to a tax law to enhance the competitiveness of businesses in France.
7. Debt
Short-Term Debt
The Company has a $200.0 million revolving credit facility (the "Facility") with a termination date of December 11, 2018. The Facility allows for borrowings in various currencies and is used to fund working capital, acquisitions, and general corporate needs.
At year-end 2014, borrowings under the Facility were $0.4 million with an interest rate of 3.75%, and the Facility had a remaining capacity of $199.6 million. At year-end 2013, there were no borrowings under the Facility and the remaining borrowing capacity was $200.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. At year-end 2014 and 2013, the Facility had a facility fee of 25 basis points. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2014:

•
We must maintain a certain minimum ratio of earnings before interest, taxes, depreciation, amortization and certain cash and non-cash charges that are non-recurring in nature (“EBITDA”) to interest expense (“Interest Coverage Ratio”) as of the end of any fiscal quarter.

•	We must maintain a certain maximum ratio of total indebtedness to the sum of net worth and total indebtedness at all times.

•	Dividends, stock buybacks and similar transactions are limited to certain maximum amounts.

•	We must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has a Receivables Purchase Agreement with Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), related to its $150 million, three-year, securitization facility (“Securitization Facility”). The Receivables Purchase Agreement will terminate December 9, 2016, unless terminated earlier pursuant to its terms.
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
As of year-end 2014, the Securitization Facility carried $88.0 million of short-term borrowings at a rate of 0.57%, SBLCs of $54.5 million related to workers’ compensation at a rate of 0.40% and a remaining capacity of $7.5 million. As of year-end 2013, the Securitization Facility carried $28.0 million of short-term borrowings at a rate of 0.57%, SBLCs of $55.0 million related to workers’ compensation at a rate of 0.40% and a remaining capacity of $67.0 million. The rates above for short-term borrowings include the LIBOR interest rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a facility fee of 40 basis points on the full amount of the Securitization Facility, regardless of usage.
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
The Company had total unsecured, uncommitted short-term local credit facilities of $15.5 million as of year-end 2014. Borrowings under these lines totaled $3.5 million and $0.3 million at year-end 2014 and 2013, respectively. The interest rate for these borrowings was 2.50% at year-end 2014 and 10.75% at year-end 2013.
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
Effective January 1, 2015, the Board of Directors approved amendments to the qualified and unqualified defined contribution plans to increase Company matching contributions and eliminate the discretionary contributions.
In addition to the plans above, the Company also provides a qualified plan and a nonqualified plan to certain U.S.-based temporary employees.
The liability for the nonqualified plans was $147.3 million and $135.6 million as of year-end 2014 and 2013, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. The cost of participants’ earnings on this liability, which were included in SG&A expenses, were earnings of $7.6 million in 2014, $15.7 million in 2013 and $10.2 million in 2012. In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the non-qualified deferred compensation plan noted above, was $149.0 million and $134.0 million at year-end 2014 and 2013, respectively. The cash surrender value of these insurance policies is included in other assets. Tax-free earnings on these assets, which were included in SG&A expenses, were $7.3 million in 2014, $17.4 million in 2013 and $10.3 million in 2012.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net expense for retirement benefits for the qualified and nonqualified plans, including Company matching and discretionary contributions for full-time employees, totaled $6.1 million in 2014, $6.2 million in 2013 and $9.7 million in 2012. The expense related to retirement plan contributions for temporary employees is reimbursed by our customers.
In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2014 were $14.8 million, $9.5 million and $5.3 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2013 were $13.7 million, $9.2 million and $4.5 million, respectively. Total pension expense for these plans was $0.9 million, $0.7 million and $1.1 million in 2014, 2013 and 2012, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2015 are not significant.
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
During 2014, 2013 and 2012, the Company made dividend payments totaling $7.6 million in each year.
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, during 2014 and 2013 are included in the table below. Amounts in parentheses indicate debits.

	Foreign Currency Translation Adjustments		Unrealized Gains and Losses on Investment	Pension Liability Adjustments		Total
	(In millions of dollars)
Balance at year-end 2013	$18.1		$44.8	$(1.5)		$61.4

Other comprehensive income (loss) before reclassifications	(20.2)		11.5	(0.8)		(9.5)

Amounts reclassified from accumulated other comprehensive income	(0.9)	(1)	—	0.1	(2)	(0.8)

Net current-period other comprehensive income	(21.1)		11.5	(0.7)		(10.3)

Balance at year-end 2014	$(3.0)		$56.3	$(2.2)		$51.1

(1)	Amount was recorded in the other expense, net line item in the consolidated statement of earnings.

(2)	Amount was recorded in the SG&A expenses line item in the consolidated statement of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Foreign Currency Translation Adjustments		Unrealized Gains and Losses on Investment		Pension Liability Adjustments		Total
	(In millions of dollars)
Balance at year-end 2012	$24.9		$13.6		$(3.1)		$35.4

Other comprehensive income (loss) before reclassifications	(6.7)		31.2	(3)	1.4		25.9

Amounts reclassified from accumulated other comprehensive income	(0.1)	(1)	—		0.2	(2)	0.1

Net current-period other comprehensive income	(6.8)		31.2		1.6		26.0

Balance at year-end 2013	$18.1		$44.8		$(1.5)		$61.4

(1)	Amount was recorded in the other expense, net line item in the consolidated statement of earnings.

(2)	Amount was recorded in the SG&A expenses line item in the consolidated statement of earnings.

(3)	Includes utilization of a $1.1 million income tax valuation allowance relating to the Temp Holdings investment.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Earnings Per Share
The reconciliation of basic earnings per share on common stock for the year-end 2014, 2013 and 2012 follows (in millions of dollars except per share data).

	2014	2013	2012
Earnings from continuing operations	$23.7	$58.9	$49.7
Less: Earnings allocated to participating securities	(0.7)	(1.5)	(1.3)
Earnings from continuing operations available to common shareholders	$23.0	$57.4	$48.4

Earnings from discontinued operations	$—	$—	$0.4
Less: Earnings allocated to participating securities	—	—	—
Earnings from discontinued operations available to common shareholders	$—	$—	$0.4

Net earnings	$23.7	$58.9	$50.1
Less: Earnings allocated to participating securities	(0.7)	(1.5)	(1.3)
Net earnings available to common shareholders	$23.0	$57.4	$48.8

Basic earnings per share on common stock:
Earnings from continuing operations	$0.61	$1.54	$1.31
Earnings from discontinued operations	$—	$—	$0.01
Net earnings	$0.61	$1.54	$1.32

Diluted earnings per share on common stock:
Earnings from continuing operations	$0.61	$1.54	$1.31
Earnings from discontinued operations	$—	$—	$0.01
Net earnings	$0.61	$1.54	$1.32

Average common shares outstanding (millions)
Basic	37.5	37.3	37.0
Diluted	37.5	37.3	37.0

Due to the fact that there were no potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for 2014, 2013 and 2012. Stock options representing 0.1 million, 0.3 million and 0.4 million shares for 2014, 2013 and 2012, respectively, were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
11. Stock-Based Compensation
Under the Equity Incentive Plan (the “Plan”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock and performance awards to key employees associated with the Company’s Class A stock. The Plan provides that the maximum number of shares available for grants is 10 percent of the outstanding Class A stock, adjusted for Plan activity over the preceding five years. Shares available for future grants at year-end 2014 under the Plan were 1,170,406. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.
The Company recognized stock-based compensation cost of $7.6 million in 2014 and $6.0 million in 2013 and 2012, as well as related tax benefits of $2.9 million in 2014 and $2.3 million in 2013 and 2012.
Restricted Stock
Restricted stock, which typically vests over 4 years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.
A summary of the status of nonvested restricted stock under the Plan as of year-end 2014 and changes during this period is presented as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2013	1,128,600	$17.06
Granted	539,600	15.63
Vested	(423,925)	16.92
Forfeited	(51,725)	16.98
Nonvested at year-end 2014	1,192,550	$16.47
As of year-end 2014, unrecognized compensation cost related to unvested restricted stock totaled $16.4 million. The weighted average period over which this cost is expected to be recognized is approximately two years. The weighted average grant date fair value per share of restricted stock granted during 2014, 2013 and 2012 was $15.63, $19.74 and $12.98, respectively. The total fair value of restricted stock, which vested during 2014, 2013 and 2012, was $7.1 million, $6.5 million and $4.1 million, respectively.
Stock Options
Under the terms of the Plan, stock options may not be granted at prices less than the fair value of the Company’s Class A stock on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. No stock options were granted in 2014, 2013 and 2012.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of stock option grants under the Plan as of year-end 2014 and changes during this period is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at year-end 2013	162,613	$27.84
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(129,613)	27.96
Outstanding at year-end 2014	33,000	$27.37	0.65	$—
Options exercisable at year-end 2014	33,000	$27.37	0.65	$—

The table above includes 24,000 of non-employee director shares outstanding at year-end 2014.
As of year-end 2014, there was no unrecognized compensation cost related to unvested stock options. No stock options were exercised in 2014, 2013 and 2012.
Windfall tax benefits, which were included in the “Other financing activities” component of net cash from financing activities in the consolidated statements of cash flows, totaled $0.4 million in 2014, $0.5 million for 2013 and was insignificant for 2012.
12. Other Expense, Net
Included in other expense, net are the following:

	2014	2013	2012
	(In millions of dollars)
Interest income	$0.5	$0.4	$1.0
Interest expense	(3.0)	(2.8)	(3.4)
Dividend income	0.7	0.6	0.6
Foreign exchange losses	(1.0)	(1.5)	(1.0)
Net loss on equity investment (see Investment in Equity Affiliate footnote)	(2.5)	(1.3)	(0.7)
Other	—	0.1	—

Other expense, net	$(5.3)	$(4.5)	$(3.5)
Dividend income includes dividends earned on the Company’s investment in Temp Holdings (see Fair Value Measurements footnote).
13. Income Taxes
Earnings from continuing operations before taxes for the years 2014, 2013 and 2012 were taxed under the following jurisdictions:

	2014	2013	2012
	(In million of dollars)
Domestic	$5.9	$35.1	$56.3
Foreign	10.7	13.7	12.5
Total	$16.6	$48.8	$68.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes from continuing operations was as follows:

	2014	2013	2012
	(In millions of dollars)
Current tax expense:
U.S. federal	$5.6	$7.3	$1.4
U.S. state and local	1.4	3.5	3.0
Foreign	12.7	10.4	10.0
Total current	19.7	21.2	14.4
Deferred tax expense:
U.S. federal	(22.0)	(26.9)	4.7
U.S. state and local	(0.4)	(1.6)	0.9
Foreign	(4.4)	(2.8)	(0.9)
Total deferred	(26.8)	(31.3)	4.7
Total provision	$(7.1)	$(10.1)	$19.1
Deferred taxes are comprised of the following:

	2014	2013
	(In millions of dollars)
Depreciation and amortization	$(11.6)	$(10.4)
Employee compensation and benefit plans	70.4	68.1
Workers’ compensation	21.6	22.8
Unrealized gain on securities	(23.7)	(17.2)
Loss carryforwards	47.2	49.4
Credit carryforwards	103.0	82.0
Other, net	8.2	0.2
Valuation allowance	(58.5)	(56.3)
Net deferred tax assets	$156.6	$138.6
The deferred tax balance is classified in the consolidated balance sheet as:

	2014	2013
	(In millions of dollars)
Current assets, deferred tax	$34.4	$35.5
Noncurrent deferred tax asset	146.3	121.7
Current liabilities, income and other taxes	(0.4)	(0.4)
Noncurrent liabilities, other long-term liabilities	(23.7)	(18.2)
	$156.6	$138.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2014	2013	2012
	(In millions of dollars)
Income tax based on statutory rate	$5.8	$17.1	$24.1
State income taxes, net of federal benefit	0.7	1.2	2.6
General business credits	(17.5)	(26.2)	(7.9)
Life insurance cash surrender value	(2.2)	(5.8)	(3.4)
Foreign items	(0.2)	0.3	1.6
Foreign business taxes	4.2	3.9	4.5
Foreign tax law change	(2.2)	(4.6)	—
Non-deductible expenses	2.1	1.6	3.1
Change in deferred tax realizability	2.2	2.8	(0.7)
Uncertain tax positions	—	—	(4.8)
Other, net	—	(0.4)	—
Total	$(7.1)	$(10.1)	$19.1
General business credits primarily represent U.S. work opportunity credits. In 2012, the work opportunity credit was available only for veterans and pre-2012 hires. The full credit was retroactively reinstated on January 2, 2013, resulting in the inclusion of $9.3 million of tax benefits during 2013 that would have been recognized in 2012 if the law had been in effect. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC Topic 740 (“ASC 740”), Income Taxes. The Company closed income tax examinations in 2012, resulting in a $5.1 million benefit, the majority of which is included in uncertain tax positions in the table above.
The Company has U.S. general business credit carryforwards of $100.8 million which will expire from 2031 to 2034, foreign tax credit carryforwards of $2.0 million that expire from 2022 to 2024 and $0.2 million of state credit carryforwards that expire from 2016 to 2034, or have no expiration. The net tax effect of state and foreign loss carryforwards at year-end 2014 totaled $47.2 million, which expire as follows (in millions of dollars):

Year	Amount
2015-2017	$1.9
2018-2020	2.5
2021-2024	1.2
2025-2031	0.3
No expiration	41.3
Total	$47.2
The Company has established a valuation allowance for loss carryforwards and future deductible items in certain foreign jurisdictions, and for U.S. foreign tax credit carryforwards. The valuation allowance is determined in accordance with the provisions of ASC 740, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s recent losses in these foreign jurisdictions, and its recent lack of adequate U.S. foreign source income to fully utilize foreign tax credit carryforwards, represented sufficient negative evidence to require a valuation allowance under ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the foreign deferred tax assets.
Provision has not been made for U.S. or additional foreign income taxes on an estimated $111.2 million of undistributed earnings of foreign subsidiaries, which are permanently reinvested. If these earnings were to be repatriated, the Company would be subject to additional U.S. income taxes, adjusted for foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	(In millions of dollars)
Balance at beginning of the year	$2.8	$2.9	$7.8

Additions for prior years’ tax positions	—	—	0.4
Reductions for prior years’ tax positions	(0.4)	(0.1)	(5.3)
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	—	—	—

Balance at end of the year	$2.4	$2.8	$2.9

If the $2.4 million in 2014, $2.8 million in 2013 and $2.9 million in 2012 of unrecognized tax benefits were recognized, they would have a favorable effect of $1.5 million in 2014, $1.8 million in 2013 and $1.9 million in 2012 on income tax expense.
The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized expense of $0.1 million in 2014, expense of $0.1 million in 2013 and a benefit of $0.3 million in 2012 for interest and penalties. Accrued interest and penalties were $0.4 million at year-end 2014 and $0.3 million at year-end 2013.
The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2010 through 2014, Canada for fiscal years 2007 through 2014, France for fiscal years 2012 through 2014, Mexico for fiscal years 2009 through 2014, Switzerland for fiscal years 2005 through 2014, and Russia for fiscal years 2012 through 2014.
The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.3 million for 2014, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.
14. Supplemental Cash Flow Information
Changes in operating assets and liabilities, net of acquisitions and the effect of deconsolidated entities, as disclosed in the statements of cash flows, for the fiscal years 2014, 2013 and 2012, respectively, were as follows:

	2014	2013	2012
	(In millions of dollars)
Increase in trade accounts receivable	$(155.4)	$(14.6)	$(57.9)
Increase in prepaid expenses and other assets	(14.7)	(11.8)	(12.5)
Increase in accounts payable and accrued liabilities	36.4	43.8	54.1
Increase in accrued payroll and related taxes	28.5	39.2	2.4
Decrease in accrued insurance	(2.7)	(2.9)	(8.7)
Increase (decrease) in income and other taxes	10.9	5.5	(3.7)

Total changes in operating assets and liabilities	$(97.0)	$59.2	$(26.3)

The Company paid interest of $1.6 million, $2.0 million and $2.6 million in 2014, 2013 and 2012, respectively. The Company paid income taxes of $10.9 million in 2014, $16.9 million in 2013 and $18.8 million in 2012.
During 2013, the Company determined that both cash and equivalents and accrued payroll and related taxes were understated by $4.8 million as of the 2012 year end. The Company determined that the impact of this error on the consolidated balance sheets and consolidated statements of cash flows was not material. As a result of correcting the error in 2013, changes in operating assets and liabilities and net cash from operating activities are both overstated by $4.8 million in the consolidated statements of cash flows for 2013. Additionally, in 2013, a cash payment of $1.4 million to TS Kelly was improperly classified in operating activities in the consolidated statements of cash flows, resulting in the understatement of operating activities and overstatement of investing activities in the consolidated statements of cash flows for 2013.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Commitments
The Company conducts its field operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of year-end 2014 (in millions of dollars):

Fiscal year:
2015	$35.8
2016	25.7
2017	16.6
2018	9.7
2019	4.7
Later years	2.3

Total	$94.8

Lease expense from continuing operations for fiscal 2014, 2013 and 2012 amounted to $43.5 million, $45.6 million and $48.3 million, respectively.
In addition to operating lease agreements, the Company has entered into noncancelable purchase obligations totaling $25.9 million. These obligations relate primarily to voice and data communications services and online tools which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.
16. Contingencies
During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consists of $2.7 million plus a portion of pre-and-post-judgment interest. During April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and its primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly, however, Kelly’s umbrella/excess insurer elected to continue to appeal the decision. In April 2014, Kelly paid $0.25 million of the settlement amount, which was previously accrued, and our primary insurer paid $0.75 million. Per the terms of the settlement with Kelly and its primary insurer, Plaintiffs must first exhaust all legal remedies to collect from our umbrella/excess insurer and its surety before pursuing Kelly for any remaining verdict amount that may be owed at the conclusion of the appellate process. In January 2015, Plaintiffs filed a Satisfaction of Judgment with the Court, pursuant to an agreement reached with the excess insurer, thereby resolving this matter and foreclosing any further financial risk to Kelly. In light of this settlement, during the first quarter of 2015 Kelly expects to reduce its accrual for litigation costs, and the offsetting insurance receivable, by $1.7 million.
The Company is continuously engaged in litigation arising in the ordinary course of its business, typically matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. At year-end 2014 and 2013, the gross accrual for litigation costs amounted to $5.7 million and $6.9 million, respectively, and related insurance recoveries totaled $1.7 million and $3.1 million, respectively.
17. Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision makers (the Company's Chief Executive Officer and Chief Operating Officer) to determine resource allocation and assess performance. The Company’s seven reporting segments are: (1) Americas Commercial, (2) Americas Professional and Technical (“Americas PT”), (3) Europe, Middle East and Africa Commercial (“EMEA Commercial”), (4) Europe, Middle East and Africa Professional and Technical (“EMEA PT”), (5) Asia Pacific Commercial (“APAC Commercial”), (6) Asia Pacific Professional and Technical (“APAC PT”) and (7) Outsourcing and Consulting Group (“OCG”).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings from continuing operations before taxes, for 2014, 2013 and 2012. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment and the prior periods were recast to conform to the current presentation.

	2014	2013	2012
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$2,609.6	$2,545.6	$2,642.4
Americas PT	956.0	967.8	992.1
Total Americas Commercial and PT	3,565.6	3,513.4	3,634.5

EMEA Commercial	894.7	877.5	854.6
EMEA PT	190.3	179.7	168.3
Total EMEA Commercial and PT	1,085.0	1,057.2	1,022.9

APAC Commercial	351.8	344.1	343.2
APAC PT	40.4	38.6	51.6
Total APAC Commercial and PT	392.2	382.7	394.8

OCG	586.8	509.5	433.7

Less: Intersegment revenue	(66.9)	(49.7)	(35.4)

Consolidated Total	$5,562.7	$5,413.1	$5,450.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2014	2013	2012
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$379.6	$370.2	$388.2
Americas PT gross profit	155.9	155.1	150.5
Americas Region gross profit	535.5	525.3	538.7
Americas Region SG&A expenses	(446.8)	(419.8)	(400.1)
Americas Region Earnings from Operations	88.7	105.5	138.6

EMEA Commercial gross profit	130.6	133.6	133.8
EMEA PT gross profit	42.9	42.6	43.0
EMEA Region gross profit	173.5	176.2	176.8
EMEA Region SG&A expenses	(161.4)	(164.7)	(168.1)
EMEA Region Earnings from Operations	12.1	11.5	8.7

APAC Commercial gross profit	47.5	49.3	50.1
APAC PT gross profit	12.7	14.0	21.0
APAC Region gross profit	60.2	63.3	71.1
APAC Region SG&A expenses	(57.7)	(60.5)	(73.4)
APAC Region Earnings (Loss) from Operations	2.5	2.8	(2.3)

OCG gross profit	143.6	128.2	113.2
OCG SG&A expenses	(127.3)	(111.5)	(101.1)
OCG asset impairments	—	(1.7)	—
OCG Earnings from Operations	16.3	15.0	12.1

Less: Intersegment gross profit	(4.4)	(3.5)	(3.2)
Less: Intersegment SG&A expenses	4.4	3.5	3.2
Net Intersegment Activity	—	—	—

Corporate	(97.7)	(81.5)	(84.8)
Consolidated Total	21.9	53.3	72.3
Other Expense, Net	5.3	4.5	3.5
Earnings From Continuing Operations Before Taxes	$16.6	$48.8	$68.8

A summary of revenue from services by geographic area for 2014, 2013 and 2012 follows:

	2014	2013	2012
	(In millions of dollars)
Revenue From Services:
Domestic	$3,535.8	$3,419.9	$3,464.2
International	2,026.9	1,993.2	1,986.3

Total	$5,562.7	$5,413.1	$5,450.5

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of long-lived assets information by geographic area as of year-end 2014 and 2013 follows:

	2014	2013
	(In millions of dollars)
Long-Lived Assets:
Domestic	$77.5	$74.3
International	15.5	17.7

Total	$93.0	$92.0
Long-lived assets include primarily property and equipment. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.
18. New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on operations and financial results. The amendments are effective prospectively for fiscal periods (and interim reporting periods within those years) beginning on or after December 15, 2014 (early adoption is permitted). The adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.
In May 2014, the FASB issued new revenue recognition guidance under Accounting Standards Update (“ASU”) 2014-09 that will supersede the existing revenue recognition guidance under U.S. generally accepted accounting principles. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
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
19. Related Party Transactions
Terence E. Adderley, the Executive Chairman and Chairman of the Board of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 93% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. There were no material transactions between the Company and Terence E. Adderley in 2014 or 2013.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,330.8	$1,410.5	$1,396.4	$1,425.0	$5,562.7
Gross profit	222.3	228.1	225.4	232.6	908.4
SG&A expenses	216.0	222.2	218.3	230.0	886.5
Restructuring charges included in SG&A expenses	—	1.8	4.0	6.2	12.0
Net earnings	2.5	2.8	1.4	17.0	23.7
Basic earnings per share (1)	0.07	0.07	0.03	0.44	0.61
Diluted earnings per share (1)	0.07	0.07	0.03	0.44	0.61
Dividends per share	0.05	0.05	0.05	0.05	0.20

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,314.8	$1,366.9	$1,345.6	$1,385.8	$5,413.1
Gross profit	216.9	220.7	220.4	231.5	889.5
SG&A expenses	209.8	202.6	200.2	221.9	834.5
Restructuring charges included in SG&A expenses	—	0.8	0.5	0.3	1.6
Asset impairments	—	1.7	—	—	1.7
Net earnings	12.9	10.0	18.8	17.2	58.9
Basic earnings per share (1)	0.34	0.26	0.49	0.45	1.54
Diluted earnings per share (1)	0.34	0.26	0.49	0.45	1.54
Dividends per share	0.05	0.05	0.05	0.05	0.20

(1)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended December 28, 2014

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$9.9	4.8	0.5	(1)	(1.9)	(2.6)	$10.7

Deferred tax assets valuation allowance	$56.3	7.5	—		(2.7)	(2.6)	$58.5

Fiscal year ended December 29, 2013

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$10.4	2.5	(0.5)	(1)	—	(2.5)	$9.9

Deferred tax assets valuation allowance	$58.4	8.7	—		(1.1)	(9.7)	$56.3

Fiscal year ended December 30, 2012

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$13.4	1.1	—		0.1	(4.2)	$10.4

Deferred tax assets valuation allowance	$65.4	7.1	(0.1)	(2)	0.2	(14.2)	$58.4

(1)	Adjustment to provision for sales allowances charged to revenue from services.

(2)	Allowance of companies acquired.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, effective May 6, 2009 (Reference is made to Exhibit 3.1 to the Form 10-Q filed with the Commission on May 7, 2014, which is incorporated herein by reference).

3.2	By-laws, effective May 6, 2009 (Reference is made to Exhibit 3.2 to the Form 10-Q filed with the Commission on May 7, 2014, which is incorporated herein by reference).

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