Form 10-Q
period 2015-03-29
KELLY SERVICES INC
filed 2015-05-06
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
OR
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
(Registrant’s telephone number, including area code)

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
Yes [  ] No [X]
At April 24, 2015, 34,279,376 shares of Class A and 3,451,261 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	March 29, 2015	March 30, 2014
Revenue from services	$1,320.6	$1,330.8

Cost of services	1,100.3	1,108.5

Gross profit	220.3	222.3

Selling, general and administrative expenses	208.2	216.0

Earnings from operations	12.1	6.3

Other expense, net	2.5	1.7

Earnings before taxes	9.6	4.6

Income tax expense	5.9	2.1

Net earnings	$3.7	$2.5

Basic earnings per share	$0.10	$0.07
Diluted earnings per share	$0.10	$0.07

Dividends per share	$0.05	$0.05

Average shares outstanding (millions):
Basic	37.7	37.4
Diluted	37.8	37.4

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 29, 2015	March 30, 2014
Net earnings	$3.7	$2.5

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.3 million in 2015 and expense of $0.2 million in 2014	(8.4)	0.4
Less: Reclassification adjustments included in net earnings	(0.2)	—
Foreign currency translation adjustments	(8.6)	0.4

Unrealized gains (losses) on investment, net of tax expense of $1.7 million in 2015 and benefit of $0.3 million in 2014	3.1	(0.1)

Other comprehensive (loss) income	(5.5)	0.3

Comprehensive (Loss) Income	$(1.8)	$2.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	March 29, 2015	December 28, 2014
CURRENT ASSETS:
Cash and equivalents	$49.4	$83.1
Trade accounts receivable, less allowances of $11.5 and $10.7, respectively	1,099.3	1,122.8
Prepaid expenses and other current assets	52.0	47.9
Deferred taxes	32.4	34.4
Total current assets	1,233.1	1,288.2
PROPERTY AND EQUIPMENT:
Property and equipment	356.7	360.0
Accumulated depreciation	(266.9)	(267.0)
Net property and equipment	89.8	93.0
NONCURRENT DEFERRED TAXES	147.9	146.3
GOODWILL, NET	90.3	90.3
OTHER ASSETS	305.2	300.1
TOTAL ASSETS	$1,866.3	$1,917.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$80.6	$91.9
Accounts payable and accrued liabilities	344.4	364.0
Accrued payroll and related taxes	292.8	308.5
Accrued insurance	26.7	26.9
Income and other taxes	64.6	68.8
Total current liabilities	809.1	860.1
NONCURRENT LIABILITIES:
Accrued insurance	43.5	43.9
Accrued retirement benefits	144.9	140.8
Other long-term liabilities	37.7	39.4
Total noncurrent liabilities	226.1	224.1
Commitments and contingencies (see contingencies footnote)
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2015 and 2014	36.6	36.6
Class B common stock, shares issued 3.5 at 2015 and 2014	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.4 shares at 2015 and 2014	(49.1)	(49.2)
Class B common stock	(0.6)	(0.6)
Paid-in capital	25.9	24.9
Earnings invested in the business	769.2	767.4
Accumulated other comprehensive income	45.6	51.1
Total stockholders’ equity	831.1	833.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,866.3	$1,917.9
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 29, 2015	March 30, 2014
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—
Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—
Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(49.2)	(55.6)
Issuance of restricted stock and other	0.1	0.2
Balance at end of period	(49.1)	(55.4)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Issuance of restricted stock and other	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	24.9	26.0
Issuance of restricted stock and other	1.0	1.5
Balance at end of period	25.9	27.5

Earnings Invested in the Business
Balance at beginning of period	767.4	751.3
Net earnings	3.7	2.5
Dividends	(1.9)	(1.9)
Balance at end of period	769.2	751.9

Accumulated Other Comprehensive Income
Balance at beginning of period	51.1	61.4
Other comprehensive income, net of tax	(5.5)	0.3
Balance at end of period	45.6	61.7

Stockholders’ Equity at end of period	$831.1	$825.2
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net earnings	$3.7	$2.5
Noncash adjustments:
Depreciation and amortization	5.5	5.3
Provision for bad debts	1.2	1.6
Stock-based compensation	1.2	1.7
Other, net	(0.6)	0.3
Changes in operating assets and liabilities	(27.4)	(102.2)

Net cash used in operating activities	(16.4)	(90.8)

Cash flows from investing activities:
Capital expenditures	(2.6)	(3.3)
Investment in equity affiliate	—	(0.6)
Other investing activities	(0.2)	0.1

Net cash used in investing activities	(2.8)	(3.8)

Cash flows from financing activities:
Net change in short-term borrowings	(11.0)	26.5
Dividend payments	(1.9)	(1.9)

Net cash (used in) from financing activities	(12.9)	24.6

Effect of exchange rates on cash and equivalents	(1.6)	2.2

Net change in cash and equivalents	(33.7)	(67.8)
Cash and equivalents at beginning of period	83.1	125.7

Cash and equivalents at end of period	$49.4	$57.9
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, including normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2015 (the 2014 consolidated financial statements). The Company’s first fiscal quarter ended on March 29, 2015 (2015) and March 30, 2014 (2014), each of which contained 13 weeks.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of first quarter-end 2015 and year-end 2014 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of First Quarter-End 2015
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.3	$3.3	$—	$—
Available-for-sale investment	102.9	102.9	—	—

Total assets at fair value	$106.2	$106.2	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2014
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.3	$3.3	$—	$—
Available-for-sale investment	97.9	97.9	—	—

Total assets at fair value	$101.2	$101.2	$—	$—
Money market funds as of first quarter-end 2015 and as of year-end 2014 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $3.1 million for the first quarter of 2015 and the unrealized loss, net of tax, of $0.1 million for the first quarter of 2014 was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $17.4 million as of the first quarter-end 2015 and $17.2 million at year-end 2014.

3. Restructuring

A summary of our global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars):

Balance as of year-end 2014	$6.9
Reductions for cash payments related to all restructuring activities	(4.2)
Balance as of first quarter-end 2015	$2.7

The remaining balance of $2.7 million as of the 2015 first quarter end represents primarily severance costs and the majority is expected to be paid in 2015.

4.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the first quarter 2015 and 2014 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income for the first quarter 2015 totaled 0.2 million, which was recorded in the other expense, net line item in the consolidated statement of earnings. Reclassification adjustments for 2014 were not significant.

	First Quarter 2015
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(3.0)	$56.3	$(2.2)	$51.1
Other comprehensive income (loss) before reclassifications	(8.4)	3.1	—	(5.3)
Amounts reclassified from accumulated other comprehensive income	(0.2)	—	—	(0.2)
Net current-period other comprehensive income	(8.6)	3.1	—	(5.5)

Ending balance	$(11.6)	$59.4	$(2.2)	$45.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter 2014
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$18.1	$44.8	$(1.5)	$61.4
Other comprehensive income (loss)	0.4	(0.1)	—	0.3

Ending balance	$18.5	$44.7	$(1.5)	$61.7

5.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the first quarter 2015 and 2014 follows (in millions of dollars except per share data):

	First Quarter
	2015	2014
Net Earnings	$3.7	$2.5
Less: Earnings allocated to participating securities	(0.1)	(0.1)
Net Earnings available to common shareholders	$3.6	$2.4

Basic earnings per share on common stock	$0.10	$0.07
Diluted earnings per share on common stock	$0.10	$0.07

Average common shares outstanding (millions):
Basic	37.7	37.4
Diluted	37.8	37.4
Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the first quarter 2015 were not significant. Stock options representing 0.2 million shares for the first quarter 2014 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
6.  Other Expense, Net
Included in other expense, net for the first quarter 2015 and 2014 are the following:

	First Quarter
	2015	2014
	(In millions of dollars)
Interest income	$0.1	$0.1
Interest expense	(0.9)	(0.6)
Net loss on equity investment	(0.1)	(0.4)
Foreign exchange losses	(1.6)	(0.8)

Other expense, net	$(2.5)	$(1.7)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7.  Contingencies
During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consisted of $2.7 million, plus a portion of pre- and post-judgment interest. In April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and its primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly; however, Kelly’s umbrella/excess insurer elected to continue to appeal the decision. During the third quarter of 2014, plaintiffs reached a tentative settlement agreement, which did not call for any additional financial contribution from Kelly. In January 2015, Plaintiffs filed a Satisfaction of Judgment with the Court, pursuant to an agreement reached with the excess insurer, thereby resolving this matter and foreclosing any further financial risk to Kelly. In light of this settlement, during the first quarter of 2015, Kelly reduced its accrual for litigation costs, and the offsetting insurance receivable, by $1.7 million.
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
8.  Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision makers (the Company’s Chief Executive Officer and Chief Operating Officer) to determine resource allocation and assess performance. The Company’s seven reporting segments are: (1) Americas Commercial, (2) Americas Professional and Technical (“Americas PT”), (3) Europe, Middle East and Africa Commercial (“EMEA Commercial”), (4) Europe, Middle East and Africa Professional and Technical (“EMEA PT”), (5) Asia Pacific Commercial (“APAC Commercial”), (6) Asia Pacific Professional and Technical (“APAC PT”) and (7) Outsourcing and Consulting Group (“OCG”).
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the first quarter 2015 and 2014. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	First Quarter
	2015	2014
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$641.4	$613.2
Americas PT	232.8	236.4
Total Americas Commercial and PT	874.2	849.6

EMEA Commercial	178.3	221.9
EMEA PT	40.3	47.7
Total EMEA Commercial and PT	218.6	269.6

APAC Commercial	85.6	83.0
APAC PT	10.5	8.6
Total APAC Commercial and PT	96.1	91.6

OCG	149.5	134.4

Less: Intersegment revenue	(17.8)	(14.4)

Consolidated Total	$1,320.6	$1,330.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2015	2014
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$97.8	$91.8
Americas PT gross profit	38.9	39.8
Americas Region gross profit	136.7	131.6
Americas Region SG&A expenses	(113.5)	(109.5)
Americas Region Earnings from Operations	23.2	22.1

EMEA Commercial gross profit	24.6	32.9
EMEA PT gross profit	8.7	11.1
EMEA Region gross profit	33.3	44.0
EMEA Region SG&A expenses	(33.5)	(41.9)
EMEA Region Earnings from Operations	(0.2)	2.1

APAC Commercial gross profit	13.0	12.3
APAC PT gross profit	2.9	2.8
APAC Region gross profit	15.9	15.1
APAC Region SG&A expenses	(12.1)	(14.3)
APAC Region Earnings from Operations	3.8	0.8

OCG gross profit	35.5	32.6
OCG SG&A expenses	(32.7)	(31.4)
OCG Earnings from Operations	2.8	1.2

Less: Intersegment gross profit	(1.1)	(1.0)
Less: Intersegment SG&A expenses	1.1	1.0
Net Intersegment Activity	—	—

Corporate	(17.5)	(19.9)
Consolidated Total	12.1	6.3
Other Expense, Net	2.5	1.7

Earnings Before Taxes	$9.6	$4.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

9.  New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance under Accounting Standards Update (“ASU”) 2014-09 that will supersede the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date. If approved, the effective date will change to December 15, 2017 and the FASB has also proposed that early adoption will then be permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
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
In April 2015, the FASB issued ASU 2015-03 amending current guidance for debt issuance costs. The new guidance requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt liability rather than as an asset. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015 and early adoption is permitted. The new guidance will be applied retrospectively to all prior periods presented. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
The Workforce Solutions Industry
The staffing industry has changed dramatically over the last decade—transformed by globalization, competitive consolidation and secular shifts in labor supply and demand.  Global employment trends are reshaping and redefining traditional employment models, sourcing strategies and human resource capability requirements. In response, the industry has accelerated its evolution from commercial into professional/technical and outsourced solutions. The broader workforce solutions industry has continued to transform to meet businesses’ growing demand for total workforce or talent supply chain management (“TSCM”) solutions. As clients’ workforce solutions strategies move up the maturity model, the TSCM concept seeks to manage all categories of talent (temporary, project-based, outsourced and full-time) and thus, represents significant market potential.
The global workforce solutions market saw some acceleration during 2014, as economic growth gradually shifted in favor of the U.S. economy. Despite recent cyclical challenges, strategic clients are increasingly looking for global, flexible and holistic talent solutions that encompass all worker categories, driving adoption of our TSCM concept covering temporary staffing, Contingent Workforce Outsourcing (“CWO”), Recruitment Process Outsourcing (“RPO”), Business Process Outsourcing (“BPO”), independent contractor management, strategic workforce planning and more.  Near-term demand for temporary staffing is now benefiting from improving labor market conditions in the U.S., while structural shifts toward higher-skilled, project-based professional/technical talent continue to represent long-term opportunities for the industry. In fact, professional/technical staffing is projected to steadily increase as a percent of the global market, with demand for specialty staffing projected to outpace commercial.
While the outlook for 2015 is encouraging, years of economic under-performance are tempering expectations. The global economy is forecasted to accelerate modestly in the short term, with both strengths and risks present in all regions.
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
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 57 days on a global basis as of the 2015 and 2014 first quarter end, and 54 days as of the 2014 year end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
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

For the year ended December 28, 2014, our return on sales (“ROS”) of 0.4% reflected this economic pattern and remains well below our long-term goal of 4.0%. To make significant progress against our ROS goal and better leverage our business, we will need to see continued economic growth coupled with stronger demand for full-time and temporary labor in the sectors that Kelly supports. In addition, in order to achieve our commitment to growth and accelerate our strategy, in 2014 we made targeted investments which included adjusting our operating models and increasing the resources necessary for driving growth in higher margin specialties and solutions. Specifically, we designed our investments to align with our long-term strategic objectives including growing Americas PT staffing and expanding our global OCG solutions. These investments are intended to achieve strong sales growth in 2015 in both OCG and our Americas PT segment. As expected, in 2014, revenue growth lagged the scope of these investments and, consequently, our overall earnings were down on a year-over-year basis.

To bring additional efficiency to our operating models across the organization, on September 15, 2014, the Board of Directors of the Company approved a management simplification restructuring plan (“Plan”) that we completed during the fourth quarter of 2014.

•	In the Americas segment, we:

◦	Streamlined our local U.S. field operations through the closure or consolidation of 52 branches.

◦	Simplified our centralized large account delivery structure.

◦	Flattened our U.S. management structure.

•	In OCG, we aligned resources more efficiently against areas that deliver rapid growth and return on investment.

•	We downsized our headquarters operations.

Headcount reduction related to the above actions was over 100 permanent positions across our global workforce, including several senior leadership positions that were vacated at the end of December 2014. We expect that the total result of the Plan will reduce our year-over-year SG&A expense growth by approximately $35 million.

We have started to see the benefits of our 2014 actions in our 2015 first quarter results and we will continue to remain focused on executing a well-formed strategy with increased speed and precision, and making the necessary investments to advance that strategy.

•
Although total company revenue decreased 1%, reflecting the continued global currency volatility, first quarter revenue was up 4% on a constant currency basis year over year, accelerating the trend we saw in 2014. This revenue growth was helped by stable conditions in the U.S., along with the investments we made in our U.S. operations.

•
We increased revenue in our OCG segment by 11% year over year (13% on a constant currency basis), confirming that our direction aligns with increased market demand for consultative outsourced solutions. Growth was particularly strong in BPO and CWO, which continue to be key drivers of our strategic and financial progress.

•	While still early in the year, we doubled our first quarter operating earnings in comparison to the same period last year.

Even as we align our internal resources to meet market demand, we face external factors that impact our outlook. We have successfully begun offering healthcare coverage to eligible temporary employees in compliance with the employer mandate provision of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”). The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, will subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that provides minimum value and is affordable. While it is still early in the adoption phase of the Acts’ employer mandate provision, our initial price increases appear to be sufficient to cover implementation and operating costs.

For the balance of the year, we anticipate a stable U.S. labor market and an increasing demand for skilled workers. Long term, we believe the trends in the staffing industry are positive: companies are relying more heavily on the use of flexible staffing models; there is growing acceptance of free agents and contractual employment by companies and talent alike; and companies are seeking more comprehensive workforce management solutions that lend themselves to Kelly’s talent supply chain management approach. This shift in demand for contingent labor and strategic solutions plays to our strengths and experience—particularly serving large companies whose needs span the globe and cross multiple labor categories.

Financial Measures – Return On Sales and Constant Currency
Return on sales (earnings from operations divided by revenue from services) in the following tables is a ratio used to measure the Company’s pricing strategy and operating efficiency.
Constant currency (“CC”) change amounts are non-GAAP measures. The CC change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2015 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2014. We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and SG&A expenses within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with their normal business operations.
Staffing Fee-Based Income
Staffing fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations
Total Company - First Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$1,320.6	$1,330.8	(0.8)%		4.4%
Staffing fee-based income	16.2	18.8	(14.5)		(4.3)
Gross profit	220.3	222.3	(0.9)		3.8
Total SG&A expenses	208.2	216.0	(3.6)		1.0
Earnings from operations	12.1	6.3	94.0

Gross profit rate	16.7%	16.7%	—	pts.
Expense rates:
% of revenue	15.8	16.2	(0.4)
% of gross profit	94.5	97.2	(2.7)
Return on sales	0.9	0.5	0.4

Total Company revenue from services for the first quarter of 2015 was down 0.8% in comparison to the prior year. Increases in hours worked in the Americas, EMEA and APAC regions were more than offset by the impact of changes in foreign currency exchange rates. During the first quarter of 2015, the U.S. dollar strengthened against certain currencies, primarily the Russian ruble, Euro, Canadian dollar and Australian dollar. This resulted in a 4.4% year-over-year increase in revenue on a CC basis.
The gross profit rate was flat on a year-over-year basis. A slight increase in the Americas region gross profit rate was offset by declines in the gross profit rate in EMEA and OCG, as more fully described in the following discussions.
Selling, general and administrative (“SG&A”) expenses decreased 3.6% year over year, reflecting the impact of changes in foreign currency exchange rates. On a CC basis, SG&A expenses increased 1.0%, due to the year-over-year impact of investments made in the later quarters of 2014, partially offset by the cost savings of our management simplification plan.
Income tax expense for the first quarter of 2015 was $5.9 million, compared to $2.1 million for the first quarter of 2014. The expense was higher due to increased pretax income, and non-deductible losses in countries with valuation allowances.  The U.S. work opportunity credit expired at the end of 2014, making credits available only for employees hired before 2015.  This is consistent with the first quarter of 2014, as the credit expired at the end of 2013 and was not retroactively reinstated until the fourth quarter.  The credit, along with several other temporary income tax incentives, has previously expired and later been retroactively reinstated in what is commonly referred to as “extenders” legislation.  If such extenders legislation is enacted, the retroactive reinstatement of the work opportunity credit would result in a significant benefit to income tax expense.

Diluted earnings per share for the first quarter of 2015 were $0.10, as compared to $0.07 for the first quarter of 2014.

Total Americas - First Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$874.2	$849.6	2.9%		4.2%
Staffing fee-based income	7.0	6.8	1.5		3.0
Gross profit	136.7	131.6	4.0		5.0
Total SG&A expenses	113.5	109.5	3.7		4.7
Earnings from operations	23.2	22.1	5.2

Gross profit rate	15.6%	15.5%	0.1	pts.
Expense rates:
% of revenue	13.0	12.9	0.1
% of gross profit	83.0	83.3	(0.3)
Return on sales	2.7	2.6	0.1

The change in Americas revenue from services represents primarily an increase in hours worked. Americas represented 66% of total Company revenue in the first quarter of 2015 and 64% in the first quarter of 2014.
Revenue in our Commercial segment was up 5% and our PT revenue was down 2% in comparison to the prior year. The increase in revenue in Commercial was primarily due to increases in our educational staffing business, as a result of new customer wins, and in our light industrial product, due to increased demand at existing customer locations, coupled with additional new customer wins. Light industrial business is up in both locally delivered accounts and large accounts using our centralized delivery model, and partially offset our exit from certain large accounts due to pricing discipline. While office-clerical business serviced through our locally delivered accounts was up year over year, volume decreases in large accounts serviced through the centralized delivery model resulted in a slight overall decline in year-over-year office-clerical revenue.
In the PT segment, revenue decreased in our engineering and IT products for customers serviced through the centralized delivery model, partially offset by increases in revenue in locally delivered accounts. The year-over-year decrease in engineering was due primarily to the completion of certain projects and the decline in IT was due primarily to volume decreases.
The increase in the gross profit rate was primarily due to improved pricing and customer mix.
The increase in SG&A expenses is attributable to the year-over-year impact of investments in our sales, recruiting and technology areas made in the later quarters of 2014, partially offset by the impact of the management simplification plan we implemented last year.

Total EMEA - First Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$218.6	$269.6	(18.9)%		(1.1)%
Staffing fee-based income	6.1	8.4	(27.7)		(8.8)
Gross profit	33.3	44.0	(24.4)		(7.8)
Total SG&A expenses	33.5	41.9	(20.1)		(3.1)
Earnings from operations	(0.2)	2.1	NM

Gross profit rate	15.2%	16.3%	(1.1)	pts.
Expense rates:
% of revenue	15.3	15.5	(0.2)
% of gross profit	100.5	95.1	5.4
Return on sales	(0.1)	0.8	(0.9)

The 18.9% decrease in EMEA revenue from services was primarily due to the impact of changes in foreign currency exchange rates. On a CC basis, revenue declined 1.1%, due to a 6% decrease in average bill rates on a CC basis, partially offset by a 5% increase in hours worked. The decrease in average bill rates and increase in hours was due primarily to Portugal, a country with lower average bill rates. The increased hours in Portugal were partially offset by decreases in Russia, the U.K. and Switzerland. EMEA represented 17% of total Company revenue in the first quarter of 2015 and 20% in the first quarter of 2014.

The EMEA gross profit rate decreased primarily due to a decline in the temporary gross profit rate and a decline in staffing fee-based income. The decline in the temporary gross profit rate was primarily driven by unfavorable country mix. Staffing fee-based income declined in both Commercial and PT, primarily in Russia, partially offset by increases in staffing fee-based income in France and the U.K. Economic uncertainty is causing a postponement of recruitment decisions by customers in Russia resulting in the decline in staffing fee-based income. The declines in temporary margins and staffing fee-based income negatively impacted the gross profit rate by approximately 80 and 30 basis points, respectively.
SG&A expenses decreased primarily due to cost reduction actions taken as a result of revenue declines, primarily in Switzerland, and the exit of staffing operations in Sweden, partially offset by targeted PT investments in selected countries.

Total APAC - First Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$96.1	$91.6	5.0%		14.5%
Staffing fee-based income	3.1	3.6	(13.5)		(6.9)
Gross profit	15.9	15.1	5.2		14.5
Total SG&A expenses	12.1	14.3	(15.5)		(8.3)
Earnings from operations	3.8	0.8	410.2

Gross profit rate	16.5%	16.5%	—	pts.
Expense rates:
% of revenue	12.6	15.7	(3.1)
% of gross profit	76.4	95.1	(18.7)
Return on sales	3.9	0.8	3.1

The change in total APAC revenue from services reflected primarily an increase in hours worked. The increase in hours worked was primarily due to higher hours in India, Australia and Singapore. APAC revenue represented 7% of total Company revenue in the first quarter of both 2015 and 2014.
The gross profit rate was flat on a year-over-year basis. The gross profit rate for the first quarter of 2015 includes the positive impact of higher-than-expected wage credits in Singapore. This amount, which represents primarily additional 2014 credits received in 2015, added approximately $1.6 million to the APAC region’s gross profit and 160 basis points to the gross profit rate in the first quarter of 2015. This increase was offset by decreases in temporary margins and staffing fee-based income, which reduced the gross profit rate by 100 basis points and 70 basis points, respectively. The reduction in temporary margins is due to the increasing proportion of international and national large accounts with lower margins. Staffing fee-based income decreased due mainly to the weaker economic climate in Australia.
The decrease in SG&A expenses was due to continuing productivity improvements primarily achieved by consolidating the Australia and New Zealand operations in prior years.

OCG - First Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$149.5	$134.4	11.2%		12.6%
Gross profit	35.5	32.6	8.9		10.0
Total SG&A expenses	32.7	31.4	4.0		6.5
Earnings from operations	2.8	1.2	138.6

Gross profit rate	23.8%	24.3%	(0.5)	pts.
Expense rates:
% of revenue	21.9	23.4	(1.5)
% of gross profit	92.0	96.3	(4.3)
Return on sales	1.9	0.9	1.0

Revenue from services in the OCG segment increased during the first quarter of 2015 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 14% year over year and CWO, which includes PPO, grew by 13% year over year. The revenue growth in BPO and CWO was due to new customers and the expansion of programs with existing customers. OCG revenue represented 11% of total Company revenue in the first quarter of 2015 and 10% in the first quarter of 2014.
The OCG gross profit rate decreased primarily due to changes in practice area mix.
The increase in SG&A expenses is primarily a result of costs associated with increased volume with existing customers and implementation costs of new customers in our CWO practice area.

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
Cash and Equivalents
Cash and equivalents totaled $49.4 million at the end of the first quarter of 2015 and $83.1 million at year-end 2014. As further described below, we used $16.4 million of cash for operating activities, used $2.8 million of cash for investing activities and used $12.9 million of cash from financing activities.
Operating Activities
In the first three months of 2015, we used $16.4 million of net cash for operating activities, as compared to using $90.8 million in the first quarter of 2014. This change was primarily due to lower growth in trade accounts receivable, along with the year-over-year impact of $20.0 million related to payments we received at year-end 2013 from our OCG customers, most of which we paid out to suppliers during the first quarter of 2014.
Trade accounts receivable totaled $1.1 billion at the end of the first quarter of 2015. Global days sales outstanding were 57 days at the end of the first quarter of both 2015 and 2014.
Our working capital position was $424.0 million at the end of the first quarter of 2015, a decrease of $4.1 million from year-end 2014. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the first quarter of 2015 and at year-end 2014.
Investing Activities
In the first three months of 2015, we used $2.8 million of cash for investing activities, as compared to using $3.8 million in the first three months of 2014. Capital expenditures in both years relate primarily to the Company’s technology programs. Investment in equity affiliate in the first three months of 2014 primarily represents cash contributions to TS Kelly, our equity affiliate in which we have a 49% ownership interest.
Financing Activities
In the first three months of 2015, we used $12.9 million of cash from financing activities, as compared to generating $24.6 million in the first three months of 2014. The decrease in cash from financing activities was caused by decreased short-term borrowings. Debt totaled $80.6 million at the end of the first quarter of 2015 and $91.9 million at year-end 2014. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 8.8% at the end of the first quarter of 2015 and 9.9% at year-end 2014.
The net change in short-term borrowings in the first three months of 2015 was primarily due to a payment of $10.0 million on our U.S. securitization facility and payments on our U.S. and Brazilian revolving credit facilities totaling $1.3 million. The net change in short-term borrowings in the first three months of 2014 was primarily due to additional borrowings on our securitization facility, used to fund our everyday operations.
We made dividend payments of $1.9 million in the first three months of both 2015 and 2014.

New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
Contractual Obligations and Commercial Commitments
There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 12, 2015. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
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
As of the 2015 first quarter end, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $15.3 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $78.0 million of short-term borrowings and $56.7 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2015 first quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to foreign currency risk primarily to our foreign subsidiaries.  Exchange rates impact the U.S. dollar value of our reported earnings, our investments in subsidiaries, local currency denominated borrowings and intercompany transactions with and between subsidiaries.  Our foreign subsidiaries primarily derive revenues and incur expenses within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with normal business operations.  Accordingly, changes in foreign currency rates vs. the U.S. dollar generally do not impact local cash flows.  Intercompany transactions which create foreign currency risk include services, royalties, loans, contributions and distributions.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2015 first quarter earnings.

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
Item 4.  Controls and Procedures.
Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at a reasonable assurance level.
Effective March 13, 2015, Olivier G. Thirot began serving as the Company’s Acting Chief Financial Officer. Effective March 16, 2015, Laura S. Lockhart was appointed Vice President, Corporate Controller and Chief Accounting Officer.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
During the fourth quarter of 2013, a Louisiana jury rendered an award of $4.4 million, pursuant to litigation brought by Robert and Margaret Ward against the Jefferson Parish School Board and Kelly Services. Under the verdict, Kelly’s share of the liability consisted of $2.7 million, plus a portion of pre- and post-judgment interest. In April 2014, Kelly reached an agreement with the plaintiffs pursuant to which Kelly and its primary insurer agreed to pay $1.0 million to the plaintiffs to satisfy the judgment against the primary insurer and Kelly; however, Kelly’s umbrella/excess insurer elected to continue to appeal the decision. During the third quarter of 2014, plaintiffs reached a tentative settlement agreement, which did not call for any additional financial contribution from Kelly. In January 2015, Plaintiffs filed a Satisfaction of Judgment with the Court, pursuant to an agreement reached with the excess insurer, thereby resolving this matter and foreclosing any further financial risk to Kelly. In light of this settlement, during the first quarter of 2015, Kelly reduced its accrual for litigation costs, and the offsetting insurance receivable, by $1.7 million.
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
Item 1A.  Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended December 28, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2015, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

December 29, 2014 through February 1, 2015	1,913	$16.73	—	$—

February 2, 2015 through March 1, 2015	407	17.69	—	$—

March 2, 2015 through March 29, 2015	—	—	—	$—

Total	2,320	$16.90	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 2,320 shares were reacquired in transactions during the quarter.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 29 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 6, 2015

/s/ Olivier G. Thirot
Olivier G. Thirot

Senior Vice President and
Acting Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2015

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
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