Form 10-Q
period 2015-06-28
KELLY SERVICES INC
filed 2015-08-05
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
OR
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
Yes [  ] No [X]
At July 24, 2015, 34,403,801 shares of Class A and 3,451,261 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue from services	$1,385.0	$1,410.5	$2,705.6	$2,741.3

Cost of services	1,162.7	1,182.4	2,263.0	2,290.9

Gross profit	222.3	228.1	442.6	450.4

Selling, general and administrative expenses	210.8	222.2	419.0	438.2

Earnings from operations	11.5	5.9	23.6	12.2

Other expense, net	1.0	0.3	3.5	2.0

Earnings before taxes	10.5	5.6	20.1	10.2

Income tax expense	3.7	2.8	9.6	4.9

Net earnings	$6.8	$2.8	$10.5	$5.3

Basic earnings per share	$0.18	$0.07	$0.27	$0.14
Diluted earnings per share	$0.18	$0.07	$0.27	$0.14

Dividends per share	$0.05	$0.05	$0.10	$0.10

Average shares outstanding (millions):
Basic	37.7	37.4	37.7	37.4
Diluted	37.8	37.4	37.8	37.4

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net earnings	$6.8	$2.8	$10.5	$5.3

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.1 million, expense of $0.1 million, tax benefit of $0.2 million, and tax expense of $0.3 million, respectively	2.7	1.8	(5.7)	2.2
Less: Reclassification adjustments included in net earnings	—	—	(0.2)	—
Foreign currency translation adjustments	2.7	1.8	(5.9)	2.2

Unrealized gains on investment, net of tax expense of $2.1 million, $6.5 million, $3.8 million and $6.2 million, respectively	3.5	10.6	6.6	10.5

Other comprehensive income	6.2	12.4	0.7	12.7

Comprehensive income	$13.0	$15.2	$11.2	$18.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	June 28, 2015	December 28, 2014
CURRENT ASSETS:
Cash and equivalents	$48.7	$83.1
Trade accounts receivable, less allowances of $9.4 and $10.7, respectively	1,152.3	1,122.8
Prepaid expenses and other current assets	50.6	47.9
Deferred taxes	35.8	34.4
Total current assets	1,287.4	1,288.2
PROPERTY AND EQUIPMENT:
Property and equipment	361.4	360.0
Accumulated depreciation	(272.8)	(267.0)
Net property and equipment	88.6	93.0
NONCURRENT DEFERRED TAXES	144.6	146.3
GOODWILL, NET	90.3	90.3
OTHER ASSETS	321.7	300.1
TOTAL ASSETS	$1,932.6	$1,917.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$89.9	$91.9
Accounts payable and accrued liabilities	380.4	364.0
Accrued payroll and related taxes	296.5	308.5
Accrued insurance	27.1	26.9
Income and other taxes	62.8	68.8
Total current liabilities	856.7	860.1
NONCURRENT LIABILITIES:
Accrued insurance	44.3	43.9
Accrued retirement benefits	146.5	140.8
Other long-term liabilities	40.6	39.4
Total noncurrent liabilities	231.4	224.1
Commitments and contingencies (see contingencies footnote)
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2015 and 2014	36.6	36.6
Class B common stock, shares issued 3.5 at 2015 and 2014	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.3 shares at 2015 and 2.4 shares at 2014	(48.4)	(49.2)
Class B common stock	(0.6)	(0.6)
Paid-in capital	27.5	24.9
Earnings invested in the business	774.1	767.4
Accumulated other comprehensive income	51.8	51.1
Total stockholders’ equity	844.5	833.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,932.6	$1,917.9
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(49.1)	(55.4)	(49.2)	(55.6)
Issuance of restricted stock and other	0.7	0.5	0.8	0.7
Balance at end of period	(48.4)	(54.9)	(48.4)	(54.9)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	25.9	27.5	24.9	26.0
Issuance of restricted stock and other	1.6	1.5	2.6	3.0
Balance at end of period	27.5	29.0	27.5	29.0

Earnings Invested in the Business
Balance at beginning of period	769.2	751.9	767.4	751.3
Net earnings	6.8	2.8	10.5	5.3
Dividends	(1.9)	(1.9)	(3.8)	(3.8)
Balance at end of period	774.1	752.8	774.1	752.8

Accumulated Other Comprehensive Income
Balance at beginning of period	45.6	61.7	51.1	61.4
Other comprehensive income, net of tax	6.2	12.4	0.7	12.7
Balance at end of period	51.8	74.1	51.8	74.1

Stockholders’ Equity at end of period	$844.5	$840.5	$844.5	$840.5
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net earnings	$10.5	$5.3
Noncash adjustments:
Depreciation and amortization	11.0	10.8
Provision for bad debts	2.1	2.6
Stock-based compensation	3.1	3.5
Other, net	(0.3)	0.7
Changes in operating assets and liabilities	(52.9)	(130.4)

Net cash used in operating activities	(26.5)	(107.5)

Cash flows from investing activities:
Capital expenditures	(6.7)	(8.9)
Investment in equity affiliate	(0.5)	(5.4)
Other investing activities	(0.1)	0.4

Net cash used in investing activities	(7.3)	(13.9)

Cash flows from financing activities:
Net change in short-term borrowings	(1.4)	61.2
Dividend payments	(3.8)	(3.8)

Net cash (used in) from financing activities	(5.2)	57.4

Effect of exchange rates on cash and equivalents	4.6	1.1

Net change in cash and equivalents	(34.4)	(62.9)
Cash and equivalents at beginning of period	83.1	125.7

Cash and equivalents at end of period	$48.7	$62.8
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2015 (the 2014 consolidated financial statements). The Company’s second fiscal quarter ended on June 28, 2015 (2015) and June 29, 2014 (2014), each of which contained 13 weeks. The corresponding June year to date periods for 2015 and 2014 each contained 26 weeks.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of second quarter-end 2015 and year-end 2014 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Second Quarter-End 2015
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.3	$3.3	$—	$—
Available-for-sale investment	107.8	107.8	—	—

Total assets at fair value	$111.1	$111.1	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2014
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.3	$3.3	$—	$—
Available-for-sale investment	97.9	97.9	—	—

Total assets at fair value	$101.2	$101.2	$—	$—
Money market funds as of second quarter-end 2015 and as of year-end 2014 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $3.5 million for the second quarter of 2015 and the unrealized gain, net of tax, of $10.6 million for the second quarter of 2014 was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $6.6 million for June year to date 2015 and the unrealized gain, net of tax, of $10.5 million for June year to date 2014 was recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $16.7 million as of the second quarter-end 2015 and $17.2 million at year-end 2014.

3. Restructuring

A summary of our global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars):

Balance as of year-end 2014	$6.9
Reductions for cash payments related to all restructuring activities	(4.2)
Balance as of first quarter-end 2015	2.7
Reductions for cash payments related to all restructuring activities	(1.1)
Balance as of second quarter-end 2015	$1.6

The remaining balance of $1.6 million as of the 2015 second quarter end represents primarily severance costs and the majority is expected to be paid in 2015.

4.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the second quarter and June year to date 2015 and 2014 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income, as shown in the tables below, were recorded in the other expense, net line item in the consolidated statement of earnings.

	Second Quarter 2015
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(11.6)	$59.4	$(2.2)	$45.6
Other comprehensive income	2.7	3.5	—	6.2

Ending balance	$(8.9)	$62.9	$(2.2)	$51.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	June Year to Date 2015
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(3.0)	$56.3	$(2.2)	$51.1
Other comprehensive income (loss) before reclassifications	(5.7)	6.6	—	0.9
Amounts reclassified from accumulated other comprehensive income	(0.2)	—	—	(0.2)
Net current-period other comprehensive income (loss)	(5.9)	6.6	—	0.7

Ending balance	$(8.9)	$62.9	$(2.2)	$51.8

	Second Quarter 2014
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$18.5	$44.7	$(1.5)	$61.7
Other comprehensive income	1.8	10.6	—	12.4

Ending balance	$20.3	$55.3	$(1.5)	$74.1

	June Year to Date 2014
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$18.1	$44.8	$(1.5)	$61.4
Other comprehensive income	2.2	10.5	—	12.7

Ending balance	$20.3	$55.3	$(1.5)	$74.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

5.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the second quarter and June year to date 2015 and 2014 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2015	2014	2015	2014
Net earnings	$6.8	$2.8	$10.5	$5.3
Less: earnings allocated to participating securities	(0.2)	(0.1)	(0.3)	(0.2)
Net earnings available to common shareholders	$6.6	$2.7	$10.2	$5.1

Basic earnings per share on common stock	$0.18	$0.07	$0.27	$0.14
Diluted earnings per share on common stock	$0.18	$0.07	$0.27	$0.14

Average common shares outstanding (millions):
Basic	37.7	37.4	37.7	37.4
Diluted	37.8	37.4	37.8	37.4
Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the second quarter 2015 and June year to date 2015 were not significant. Stock options representing 0.1 million shares for the second quarter of 2014 and 0.1 million for June year to date 2014 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
6.  Stock-Based Compensation

Performance Shares

Under the Equity Incentive Plan, amended and restated February 12, 2015 and approved by the stockholders of the Company on May 6, 2015, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals over a stated period of time. The maximum number of performance shares that may be earned is 750,000, of which two-thirds may be earned upon the achievement of certain financial goals and one-third may be earned based on the Company’s total shareholder return (“TSR”) relative to the S&P SmallCap 600 Index. No dividends are paid on these performance shares.

The performance shares associated with the financial goals, which have a weighted average grant date fair value of $16.31, have a one-year performance measure and vest after the completion of an additional two-year service period. The performance shares related to relative TSR have a three-year performance measure with vesting at the end of the performance period. These shares have an estimated fair value of $16.01, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate.

For June year to date 2015, total compensation expense related to performance shares totaled $0.3 million, and the related tax benefit was $0.1 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7.  Other Expense, Net
Included in other expense, net for the second quarter and June year to date 2015 and 2014 are the following:

	Second Quarter		June Year to Date
	2015	2014	2015	2014
	(In millions of dollars)
Interest income	$0.1	$0.1	$0.2	$0.2
Interest expense	(0.9)	(0.7)	(1.8)	(1.3)
Dividend income	0.4	0.4	0.4	0.4
Net loss on equity investment	(0.5)	(0.4)	(0.6)	(0.8)
Foreign exchange (losses) gains	(0.1)	0.3	(1.7)	(0.5)

Other expense, net	$(1.0)	$(0.3)	$(3.5)	$(2.0)

8.  Contingencies
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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the second quarter and June year to date 2015 and 2014. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2015	2014	2015	2014
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$651.3	$661.1	$1,292.7	$1,274.3
Americas PT	246.2	244.2	479.0	480.6
Total Americas Commercial and PT	897.5	905.3	1,771.7	1,754.9

EMEA Commercial	195.7	237.0	374.0	458.9
EMEA PT	42.9	49.7	83.2	97.4
Total EMEA Commercial and PT	238.6	286.7	457.2	556.3

APAC Commercial	90.3	86.5	175.9	169.5
APAC PT	10.3	10.0	20.8	18.6
Total APAC Commercial and PT	100.6	96.5	196.7	188.1

OCG	165.0	137.9	314.5	272.3

Less: Intersegment revenue	(16.7)	(15.9)	(34.5)	(30.3)

Consolidated Total	$1,385.0	$1,410.5	$2,705.6	$2,741.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2015	2014	2015	2014
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$95.9	$96.5	$193.7	$188.3
Americas PT gross profit	42.1	39.0	81.0	78.8
Americas Region gross profit	138.0	135.5	274.7	267.1
Americas Region SG&A expenses	(112.6)	(112.6)	(226.1)	(222.1)
Americas Region Earnings from Operations	25.4	22.9	48.6	45.0

EMEA Commercial gross profit	26.8	34.5	51.4	67.4
EMEA PT gross profit	9.1	11.3	17.8	22.4
EMEA Region gross profit	35.9	45.8	69.2	89.8
EMEA Region SG&A expenses	(34.2)	(43.1)	(67.7)	(85.0)
EMEA Region Earnings from Operations	1.7	2.7	1.5	4.8

APAC Commercial gross profit	11.2	11.7	24.2	24.0
APAC PT gross profit	2.7	3.3	5.6	6.1
APAC Region gross profit	13.9	15.0	29.8	30.1
APAC Region SG&A expenses	(12.3)	(15.8)	(24.4)	(30.1)
APAC Region Earnings from Operations	1.6	(0.8)	5.4	—

OCG gross profit	35.7	32.9	71.2	65.5
OCG SG&A expenses	(32.2)	(31.1)	(64.9)	(62.5)
OCG Earnings from Operations	3.5	1.8	6.3	3.0

Less: Intersegment gross profit	(1.2)	(1.1)	(2.3)	(2.1)
Less: Intersegment SG&A expenses	1.2	1.1	2.3	2.1
Net Intersegment Activity	—	—	—	—

Corporate	(20.7)	(20.7)	(38.2)	(40.6)
Consolidated Total	11.5	5.9	23.6	12.2
Other Expense, Net	1.0	0.3	3.5	2.0

Earnings Before Taxes	$10.5	$5.6	$20.1	$10.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

10.  New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance under Accounting Standards Update (“ASU”) 2014-09 that will supersede the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year. This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
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
Strategic clients are increasingly looking for global, flexible and holistic talent solutions that encompass all worker categories, driving adoption of our TSCM approach covering temporary staffing, Contingent Workforce Outsourcing (“CWO”), Recruitment Process Outsourcing (“RPO”), Business Process Outsourcing (“BPO”), independent contractor management, strategic workforce planning and more.

In the U.S., near-term demand for temporary staffing is benefiting from improving labor market conditions. Across all regions, the structural shifts toward higher-skilled, project-based professional/technical talent continue to represent long-term opportunities for the industry. In fact, professional/technical staffing is projected to steadily increase as a percent of the global market, with demand for specialty staffing projected to outpace commercial.

While the remaining outlook for 2015 is encouraging, expectations are being tempered by a global economy that is forecasted to accelerate only modestly in the short term, with both strengths and risks present in all regions.

Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. Our staffing operations are divided into three regions (Americas, EMEA and APAC), with commercial and professional/technical staffing businesses in each region. As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global OCG business. OCG delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, we help customers plan for and manage their acquisition of contingent and full-time labor, and gain access to service providers and quality talent at competitive rates with minimized risk.
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 56 days on a global basis as of the 2015 second quarter end, 54 days as of the 2014 year end and 57 days as of the 2014 second quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
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

In order to accelerate our strategy, execute our commitment to growth and work toward our long-term goal of a 4.0% return on sales, we made targeted investments in 2014, which included adjusting our operating models and increasing the resources necessary for driving growth in higher margin specialties and solutions. Specifically, we designed our investments to align with our long-term strategic objectives including growing Americas PT staffing and expanding our global OCG solutions. These investments are intended to achieve strong sales growth in 2015 in both OCG and our Americas PT segments. We have seen strong growth in our OCG segment and encouraging signs of growth in our Americas PT segment. We will need to continue to accelerate PT growth, particularly within our centralized accounts, to fully realize the expected benefit of our investments.

To bring additional efficiency to our operating models across the organization, on September 15, 2014, the Board of Directors of the Company approved a management simplification restructuring plan (“Plan”) that we completed during the fourth quarter of 2014. We expect that the total result of the Plan will reduce our year-over-year SG&A expense growth by approximately $35 million.

We have started to see the benefits of our 2014 actions in our 2015 year-to-date results and will continue to remain focused on executing a well-formed strategy with increased speed and precision, making the necessary investments to advance that strategy.

•
Although total company revenue decreased 1%, reflecting the continued global currency volatility, year-to-date revenue was up 4% on a constant currency basis year over year, accelerating the trend we saw in 2014. This revenue growth was helped by stable economic conditions in the U.S., along with the investments we made in our U.S. PT and OCG operations.

•
We increased year-to-date revenue in our OCG segment by 16% year over year (17% on a constant currency basis), confirming that our direction aligns with increased market demand for consultative outsourced solutions. Growth was particularly strong in BPO and CWO, which continue to be key drivers of our strategic and financial progress.

•	While only halfway through the year, we nearly doubled our operating earnings in comparison to the same period last year.

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

Results of Operations
Total Company - Second Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$1,385.0	$1,410.5	(1.8)%		3.9%
Staffing fee-based income	16.8	19.8	(15.2)		(5.5)
Gross profit	222.3	228.1	(2.5)		2.9
SG&A expenses excluding restructuring charges	210.8	220.4	(4.4)
Restructuring charges	—	1.8	(100.0)
Total SG&A expenses	210.8	222.2	(5.2)		(0.4)
Earnings from operations	11.5	5.9	99.9

Gross profit rate	16.1%	16.2%	(0.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.2	15.6	(0.4)
% of gross profit	94.8	96.6	(1.8)
Return on sales	0.8	0.4	0.4

Total Company revenue from services for the second quarter of 2015 was down 1.8% in comparison to the prior year, primarily as a result of currency fluctuations. Compared to the same period last year, the U.S. dollar strengthened against certain currencies, primarily the Russian ruble, Euro and Australian dollar. On a CC basis, total Company revenue increased 3.9% year over year, as more fully described in the following discussions.
The gross profit rate decreased by 10 basis points. An increase in the Americas region gross profit rate was more than offset by declines in the gross profit rate in EMEA, APAC and OCG, as more fully described in the following discussions.
Selling, general and administrative (“SG&A”) expenses decreased 5.2% year over year, reflecting the impact of changes in foreign currency exchange rates. On a CC basis, SG&A expenses decreased 0.4%, due to the cost savings of our management simplification plan, partially offset by the year-over-year impact of investments made in the later quarters of 2014. Restructuring charges in the second quarter of 2014 relate to costs incurred for exiting the staffing business in Sweden and closing branches in Australia.
Income tax expense for the second quarter of 2015 was $3.7 million, compared to $2.8 million for the second quarter of 2014. The expense was higher primarily due to increased pretax income.  The U.S. work opportunity credit expired at the end of 2014, making credits available only for employees hired before 2015.  This is consistent with the second quarter of 2014, as the credit expired at the end of 2013 and was not retroactively reinstated until the fourth quarter.  The credit, along with several other temporary income tax incentives, has previously expired and later been retroactively reinstated in what is commonly referred to as “extenders” legislation.  If such extenders legislation is enacted, the retroactive reinstatement of the work opportunity credit would result in a significant benefit to income tax expense.

Diluted earnings per share for the second quarter of 2015 were $0.18, as compared to $0.07 for the second quarter of 2014.

Total Americas - Second Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$897.5	$905.3	(0.9)%		0.7%
Staffing fee-based income	8.4	7.1	17.4		19.3
Gross profit	138.0	135.5	1.8		3.2
Total SG&A expenses	112.6	112.6	(0.1)		1.2
Earnings from operations	25.4	22.9	11.4

Gross profit rate	15.4%	15.0%	0.4	pts.
Expense rates:
% of revenue	12.5	12.4	0.1
% of gross profit	81.6	83.1	(1.5)
Return on sales	2.8	2.5	0.3

The change in Americas revenue from services was due to the impact of changes in average bill rates, with relatively flat hours volume in Americas Commercial.  Average bill rates declined approximately 1% (and increased approximately 1% on a CC basis) in Americas Commercial. The increase in average bill rates on a CC basis was due to a combination of wage and bill rate inflation, coupled with increased pricing in a number of accounts serviced through our branch-based delivery model. Americas represented 65% of total Company revenue in the second quarter of 2015 and 64% in the second quarter of 2014.

Revenue in our Commercial segment was down 2% (up 1% on a CC basis) in comparison to the prior year. The CC increase in revenue in Commercial was primarily due to increases in our educational staffing business, as a result of new customer wins, and in our light industrial product, due to increased demand at existing customer locations, coupled with additional new customer wins. Light industrial business is up in accounts using our branch-based delivery model, while revenue in our large accounts using our centralized delivery model was down primarily due to our exit from certain large accounts due to pricing discipline. Office-clerical business for accounts serviced through our centralized delivery model was down year over year due to lower demand and project completions, while office-clerical revenue in the accounts serviced through our branch-based delivery model was basically flat compared to the prior year as volume demand softened in some accounts.
In the PT segment, reported and CC revenue increased 1% in comparison to the prior year. Revenue increased in our finance, science and IT products, primarily due to growth in accounts serviced through our branch-based delivery model. That growth was partially offset by lower revenue in our engineering product for customers serviced through the centralized delivery and branch-based delivery models. The year-over-year decrease in engineering was due primarily to the completion of certain projects.
The increase in the gross profit rate was primarily due to customer mix and increased staffing fee-based income.
SG&A expenses decreased 0.1% from the prior year due to the effect of exchange rates. On a CC basis, the 1.2% increase in SG&A expenses is attributable to the increased costs from the investments we started in the second half of last year, primarily in the sales and recruiting areas. The year-over-year impact of these investments was partially offset by the impact of the management simplification plan we implemented in the fourth quarter of last year.

Total EMEA - Second Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$238.6	$286.7	(16.8)%		0.8%
Staffing fee-based income	5.7	8.6	(33.5)		(17.3)
Gross profit	35.9	45.8	(21.6)		(4.7)
SG&A expenses excluding restructuring charges	34.2	42.3	(19.1)
Restructuring charges	—	0.8	(100.0)
Total SG&A expenses	34.2	43.1	(20.6)		(5.0)
Earnings from operations	1.7	2.7	(38.1)

Gross profit rate	15.0%	16.0%	(1.0)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.3	14.7	(0.4)
% of gross profit	95.3	92.3	3.0
Return on sales	0.7	0.9	(0.2)

The decrease in EMEA revenue from services was primarily due to the impact of changes in foreign currency exchange rates. On a CC basis, revenue increased 0.8%, due to a 5% increase in hours worked, partially offset by a 3% decrease in average bill rates on a CC basis and a decrease in staffing fee-based income. The decrease in average bill rates and increase in hours was due primarily to higher revenue in Portugal, a country with lower average bill rates. The increased hours in Portugal were partially offset by customer losses in the U.K. and a reduction of hours volume with larger customers in Switzerland and Ireland. EMEA represented 17% of total Company revenue in the second quarter of 2015 and 20% in the second quarter of 2014.

The EMEA gross profit rate decreased primarily due to a decline in the temporary gross profit rate and a decline in staffing fee-based income. The decline in the temporary gross profit rate was primarily driven by unfavorable country mix, as described above. Staffing fee-based income declined in both Commercial and PT, primarily in Russia, partially offset by increases in staffing fee-based income in other countries. Economic uncertainty is causing a postponement of recruitment decisions by customers in Russia resulting in the decline in staffing fee-based income. The declines in staffing fee-based income and temporary margins negatively impacted the gross profit rate by approximately 60 and 40 basis points, respectively.
SG&A expenses excluding restructuring charges decreased primarily due to cost reduction actions taken as a result of revenue declines, mainly in Switzerland and the U.K., and the exit of staffing operations in Sweden, partially offset by targeted PT investments in selected countries. Restructuring charges recorded in the second quarter of 2014 reflect the costs incurred for exiting the staffing business in Sweden.

Total APAC - Second Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$100.6	$96.5	4.3%		17.7%
Staffing fee-based income	3.3	4.1	(20.3)		(10.9)
Gross profit	13.9	15.0	(6.9)		4.8
SG&A expenses excluding restructuring charges	12.3	14.8	(17.0)
Restructuring charges	—	1.0	(100.0)
Total SG&A expenses	12.3	15.8	(22.5)		(12.9)
Earnings from operations	1.6	(0.8)	NM

Gross profit rate	13.9%	15.5%	(1.6)	pts.
Expense rates (excluding restructuring charges):
% of revenue	12.2	15.4	(3.2)
% of gross profit	88.3	99.0	(10.7)
Return on sales	1.6	(0.9)	2.5

The 4.3% change in total APAC revenue from services was primarily the result of an increase in hours worked. On a CC basis, the 17.7% change in total APAC revenue from services reflected a 14% increase in hours worked, combined with a 4% increase in average bill rates. Hours worked increased primarily in India, Australia and Singapore. APAC revenue represented 7% of total Company revenue in the second quarter of both 2015 and 2014.
The gross profit rate decreased 160 basis points year over year, primarily due to decreases in the temporary gross profit rate and staffing fee-based income, which each reduced the gross profit rate by 100 basis points, partially offset by an increase of 40 basis points related to higher wage credits in Singapore. The reduction in the temporary gross profit rate is due to the increasing proportion of international and national large accounts with lower margins. Staffing fee-based income decreased due mainly to a weaker hiring climate in Australia. Wage credits in Singapore totaled approximately $0.9 million in the second quarter of 2015 and $0.6 million in the second quarter of 2014.
The decrease in SG&A expenses excluding restructuring charges was due to continuing productivity improvements primarily achieved by consolidating the Australia and New Zealand operations in the prior year. Restructuring charges in the second quarter of 2014 relate to costs for exiting branches in Australia.

OCG - Second Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$165.0	$137.9	19.7%		21.6%
Gross profit	35.7	32.9	8.4		11.4
Total SG&A expenses	32.2	31.1	3.6		6.4
Earnings from operations	3.5	1.8	88.8

Gross profit rate	21.6%	23.9%	(2.3)	pts.
Expense rates:
% of revenue	19.5	22.5	(3.0)
% of gross profit	90.2	94.4	(4.2)
Return on sales	2.1	1.3	0.8

Revenue from services in the OCG segment increased during the second quarter of 2015 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 29% year over year and CWO, which includes PPO, grew by 23% year over year. The revenue growth in BPO and CWO was due to new customers and the expansion of programs with existing customers. OCG revenue represented 12% of total Company revenue in the second quarter of 2015 and 10% in the second quarter of 2014.
The OCG gross profit rate decreased primarily due to a lower RPO gross profit rate due to customer mix, and the timing of investments in BPO in advance of business activity.
The increase in SG&A expenses is primarily a result of costs associated with increased volume with existing customers and implementation costs of new customers mainly in our CWO practice area.

Results of Operations
Total Company - June Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$2,705.6	$2,741.3	(1.3)%		4.1%
Staffing fee-based income	33.0	38.6	(14.9)		(4.9)
Gross profit	442.6	450.4	(1.7)		3.3
SG&A expenses excluding restructuring charges	419.0	436.4	(4.0)
Restructuring charges	—	1.8	(100.0)
Total SG&A expenses	419.0	438.2	(4.4)		0.3
Earnings from operations	23.6	12.2	96.9

Gross profit rate	16.4%	16.4%	—	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.5	15.9	(0.4)
% of gross profit	94.7	96.9	(2.2)
Return on sales	0.9	0.4	0.5

Total Company revenue from services for the first six months of 2015 was down 1.3% in comparison to the prior year. Increases in hours worked in the Americas, EMEA and APAC regions were more than offset by the impact of changes in foreign currency exchange rates. During the first six months of 2015, the U.S. dollar strengthened against certain currencies, primarily the Russian ruble, Euro, Canadian dollar and Australian dollar, as compared to the same period last year. On a CC basis, total Company revenue increased 4.1% year-over-year, as more fully described in the following discussions.
The gross profit rate was flat on a year-over-year basis. An increase in the Americas region gross profit rate was offset by declines in the gross profit rate in EMEA, APAC and OCG, as more fully described in the following discussions.
SG&A expenses decreased 4.4% year over year, reflecting the impact of changes in foreign currency exchange rates. On a CC basis, SG&A expenses increased 0.3% due to the year-over-year impact of investments made in the second half of 2014, partially offset by the cost savings of our management simplification plan in the fourth quarter of 2014. Restructuring charges in the first six months of 2014 relate to costs incurred for exiting the staffing business in Sweden and closing branches in Australia.
Income tax expense for the first six months of 2015 was $9.6 million, compared to $4.9 million for the first six months of 2014. The expense was higher primarily due to increased pretax income.  The U.S. work opportunity credit expired at the end of 2014, making credits available only for employees hired before 2015.  This is consistent with the first six months of 2014, as the credit expired at the end of 2013 and was not retroactively reinstated until the fourth quarter.  The credit, along with several other temporary income tax incentives, has previously expired and later been retroactively reinstated in what is commonly referred to as “extenders” legislation.  If such extenders legislation is enacted, the retroactive reinstatement of the work opportunity credit would result in a significant benefit to income tax expense.

Diluted earnings per share for the first six months of 2015 were $0.27, as compared to $0.14 for the first six months of 2014.

Total Americas - June Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$1,771.7	$1,754.9	1.0%		2.4%
Staffing fee-based income	15.4	13.9	9.6		11.2
Gross profit	274.7	267.1	2.9		4.1
Total SG&A expenses	226.1	222.1	1.8		3.0
Earnings from operations	48.6	45.0	8.4

Gross profit rate	15.5%	15.2%	0.3	pts.
Expense rates:
% of revenue	12.8	12.7	0.1
% of gross profit	82.3	83.2	(0.9)
Return on sales	2.7	2.6	0.1

The change in Americas revenue from services represents primarily an increase in hours worked, mainly in Americas Commercial, due to increases in hours worked for accounts serviced through our branch-based delivery model and our educational staffing business. Americas represented 66% of total Company revenue in the first six months of 2015 and 64% in the first six months of 2014.
Revenue in our Commercial segment was up 1% (up 3% on a CC basis) in comparison to the prior year. The increase in revenue in Commercial was primarily due to increases in our educational staffing business, as a result of new customer wins, and in our light industrial product, due to increased demand at existing customer locations, coupled with additional new customer wins. Light industrial business is up in accounts serviced through our branch-based delivery model, while volume in our large accounts using our centralized delivery model is down due to our exit from certain large accounts due to pricing discipline. While office-clerical business serviced through our branch-based delivery model was up year over year due to increased demand, volume decreases in large accounts serviced through the centralized delivery model resulted in a slight overall decline in year-over-year office-clerical revenue. The volume decreases in large accounts resulted from lower demand and project completions.
In the PT segment, reported and CC revenue was flat in comparison to the prior year. Decreases in our science and IT products for customers serviced through the centralized delivery model were offset by increases in PT revenue in accounts serviced through our branch-based delivery model. Revenue in our engineering product decreased for customers serviced through the centralized and branch-based delivery models due primarily to the completion of certain projects.
The increase in the gross profit rate was primarily due to improved pricing, customer mix and an increase in staffing fee-based income.
The increase in SG&A expenses is attributable to the increased costs from the investments we started in the second half of last year, primarily in the sales and recruiting areas. The year-over-year impact of these investments was partially offset by the impact of the management simplification plan we implemented in the fourth quarter of last year.

Total EMEA - June Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$457.2	$556.3	(17.8)%		(0.1)%
Staffing fee-based income	11.8	17.0	(30.7)		(13.1)
Gross profit	69.2	89.8	(23.0)		(6.2)
SG&A expenses excluding restructuring charges	67.7	84.2	(19.6)
Restructuring charges	—	0.8	(100.0)
Total SG&A expenses	67.7	85.0	(20.3)		(4.1)
Earnings from operations	1.5	4.8	(69.1)

Gross profit rate	15.1%	16.1%	(1.0)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.8	15.1	(0.3)
% of gross profit	97.8	93.7	4.1
Return on sales	0.3	0.9	(0.6)

The decrease in EMEA revenue from services was primarily due to the impact of changes in foreign currency exchange rates. On a CC basis, revenue was flat; a 5% increase in hours was offset by a 4% decrease in average bill rates on a CC basis, combined with a decrease in staffing fee-based income. The increase in hours and decrease in average bill rates was due primarily to increasing revenue in Portugal, a country with lower average bill rates. The increased hours in Portugal were partially offset by customer losses in the U.K. and a reduction of hours volume with larger customers in Switzerland and Ireland. EMEA represented 17% of total Company revenue in the first six months of 2015 and 20% in the first six months of 2014.

The EMEA gross profit rate decreased primarily due to a decline in staffing fee-based income and a decline in the temporary gross profit rate, which each negatively impacted the gross profit rate by approximately 50 basis points. Staffing fee-based income declined in both Commercial and PT, primarily in Russia, partially offset by increases in staffing fee-based income in other countries. Economic uncertainty is causing a postponement of recruitment decisions by customers in Russia resulting in the decline in staffing fee-based income. The decrease in the temporary gross profit rate was primarily driven by unfavorable country mix, as described above.
SG&A expenses decreased primarily due to cost reduction actions taken as a result of revenue declines, primarily in Switzerland, and the exit of staffing operations in Sweden, partially offset by targeted PT investments in selected countries. Restructuring costs recorded in the first six months of 2014 reflect costs incurred for exiting the staffing business in Sweden.

Total APAC - June Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$196.7	$188.1	4.6%		16.2%
Staffing fee-based income	6.4	7.7	(17.1)		(9.0)
Gross profit	29.8	30.1	(0.8)		9.7
SG&A expenses excluding restructuring charges	24.4	29.1	(16.3)
Restructuring charges	—	1.0	(100.0)
Total SG&A expenses	24.4	30.1	(19.2)		(10.7)
Earnings from operations	5.4	—	NM

Gross profit rate	15.2%	16.0%	(0.8)	pts.
Expense rates (excluding restructuring charges):
% of revenue	12.4	15.5	(3.1)
% of gross profit	82.0	97.0	(15.0)
Return on sales	2.7	(0.1)	2.8

The 4.6% change in total APAC revenue from services was due primarily to an increase in hours worked. On a CC basis, the 16.2% increase in revenue from services reflected a 15% increase in hours worked, combined with a 3% increase in average bill rates. Hours worked increased primarily in India, Australia and Singapore. APAC revenue represented 7% of total Company revenue in the first six months of both 2015 and 2014.
The gross profit rate declined 80 basis points on a year-over-year basis due to decreases in the temporary gross profit rate and staffing fee-based income, which reduced the gross profit rate by 100 and 80 basis points, respectively. These decreases were partially offset by higher-than-expected wage credits in Singapore, which added approximately 100 basis points to the gross profit rate in the first six months of 2015. The reduction in the temporary gross profit rate was due to an increased proportion of international and national large accounts with lower margins. Staffing fee-based income decreased due mainly to a weaker hiring climate in Australia. Singapore wage credits include additional prior year credits received in the current year, and totaled $3.9 million in the first six months of 2015 and $1.9 million in the first six months of 2014.
The decrease in SG&A expenses was due to continuing productivity improvements primarily achieved by consolidating the Australia and New Zealand operations in the prior year. Restructuring charges in the first six months of 2014 relate to costs for exiting branches in Australia.

OCG - June Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$314.5	$272.3	15.5%		17.1%
Gross profit	71.2	65.5	8.6		10.7
Total SG&A expenses	64.9	62.5	3.8		6.4
Earnings from operations	6.3	3.0	108.3

Gross profit rate	22.6%	24.1%	(1.5)	pts.
Expense rates:
% of revenue	20.6	22.9	(2.3)
% of gross profit	91.1	95.4	(4.3)
Return on sales	2.0	1.1	0.9

Revenue from services in the OCG segment increased during the first six months of 2015 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 22% year over year and CWO, which includes PPO, grew by 19% year over year. The revenue growth in BPO and CWO was due to new customers and the expansion of programs with existing customers. OCG revenue represented 12% of total Company revenue in the first six months of 2015 and 10% in the first six months of 2014.
The OCG gross profit rate decreased primarily due to a lower RPO gross profit rate due to customer mix, and the timing of investments in BPO in advance of business activity.
The increase in SG&A expenses was primarily a result of costs associated with increased volume with existing customers and implementation costs of new customers mainly in our CWO practice area.

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
Cash and Equivalents
Cash and equivalents totaled $48.7 million at the end of the second quarter of 2015 and $83.1 million at year-end 2014. As further described below, we used $26.5 million of cash for operating activities, used $7.3 million of cash for investing activities and used $5.2 million of cash for financing activities.
Operating Activities
In the first six months of 2015, we used $26.5 million of net cash for operating activities, as compared to using $107.5 million in the first six months of 2014. This change was primarily due to lower growth in trade accounts receivable, along with the year-over-year impact of $20.0 million related to payments we received at year-end 2013 from our OCG customers, most of which we paid out to suppliers during the first quarter of 2014.
Trade accounts receivable totaled $1.2 billion at the end of the second quarter of 2015. Global days sales outstanding were 56 days at the end of the second quarter of 2015 and 57 at the end of the second quarter of 2014.
Our working capital position was $430.7 million at the end of the second quarter of 2015, an increase of $2.6 million from year-end 2014. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the second quarter of 2015 and at year-end 2014.
Investing Activities
In the first six months of 2015, we used $7.3 million of cash for investing activities, as compared to using $13.9 million in the first six months of 2014. The decrease was primarily due to a year-over-year decrease in investments in our equity affiliate. These investments primarily represent cash contributions to TS Kelly, our equity affiliate, in which we have a 49% ownership interest. Capital expenditures in both years relate primarily to the Company’s technology programs.
Financing Activities
In the first six months of 2015, we used $5.2 million of cash for financing activities, as compared to generating $57.4 million in the first six months of 2014. The decrease in cash from financing activities was caused by decreased short-term borrowings. Debt totaled $89.9 million at the end of the second quarter of 2015 and $91.9 million at year-end 2014. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 9.6% at the end of the second quarter of 2015 and 9.9% at year-end 2014.
The net change in short-term borrowings in the first six months of 2015 was primarily due to payments on our U.S. and Brazilian revolving credit facilities. The net change in short-term borrowings in the first six months of 2014 was primarily due to additional borrowings on our securitization facility, used to fund our everyday operations.
We made dividend payments of $3.8 million in the first six months of both 2015 and 2014.

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
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.
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
As of the 2015 second quarter end, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $5.5 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $88.0 million of short-term borrowings and $56.5 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2015 second quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.
We monitor the credit ratings of our major banking partners on a regular basis and have regular discussions with them. Based on our reviews and communications, we believe the risk of one or more of our banks not being able to honor commitments is insignificant. We also review the ratings and holdings of our money market funds and other investment vehicles regularly to ensure high credit quality and access to our invested cash.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to foreign currency risk primarily related to our foreign subsidiaries.  Exchange rates impact the U.S. dollar value of our reported earnings, our investments in subsidiaries, local currency denominated borrowings and intercompany transactions with and between subsidiaries.  Our foreign subsidiaries primarily derive revenues and incur expenses within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with normal business operations.  Accordingly, changes in foreign currency rates vs. the U.S. dollar generally do not impact local cash flows.  Intercompany transactions which create foreign currency risk include services, royalties, loans, contributions and distributions.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2015 second quarter earnings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2015, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

March 30, 2015 through May 3, 2015	874	$17.19	—	$—

May 4, 2015 through May 31, 2015	453	16.73	—	$—

June 1, 2015 through June 28, 2015	929	15.33	—	$—

Total	2,256	$16.33	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 2,256 shares were reacquired in transactions during the quarter.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 34 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 5, 2015

/s/ Olivier G. Thirot
Olivier G. Thirot

Senior Vice President and
Acting Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2015

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description

10.1*	Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated February 12, 2015.

10.2*	Kelly Services, Inc. Equity Incentive Plan, as amended and restated February 12, 2015.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.