Form 10-Q
period 2015-09-27
KELLY SERVICES INC
filed 2015-11-04
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
OR
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
Yes [  ] No [X]
At October 23, 2015, 34,542,499 shares of Class A and 3,439,261 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue from services	$1,351.0	$1,396.4	$4,056.6	$4,137.7

Cost of services	1,122.8	1,171.0	3,385.8	3,461.9

Gross profit	228.2	225.4	670.8	675.8

Selling, general and administrative expenses	211.6	218.3	630.6	656.5

Earnings from operations	16.6	7.1	40.2	19.3

Other expense, net	—	2.2	3.5	4.2

Earnings before taxes	16.6	4.9	36.7	15.1

Income tax expense	7.5	3.5	17.1	8.4

Net earnings	$9.1	$1.4	$19.6	$6.7

Basic earnings per share	$0.23	$0.03	$0.51	$0.17
Diluted earnings per share	$0.23	$0.03	$0.51	$0.17

Dividends per share	$0.05	$0.05	$0.15	$0.15

Average shares outstanding (millions):
Basic	37.9	37.6	37.8	37.5
Diluted	37.9	37.6	37.8	37.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net earnings	$9.1	$1.4	$19.6	$6.7

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.2 million, $0.3 million, $0.4 million, and tax expense of $0.0 million, respectively	(9.8)	(12.6)	(15.5)	(10.4)
Less: Reclassification adjustments included in net earnings	—	(0.6)	(0.2)	(0.6)
Foreign currency translation adjustments	(9.8)	(13.2)	(15.7)	(11.0)

Unrealized gains (losses) on investment, net of tax expense of $8.9 million, tax benefit of $0.4 million and tax expense of $12.7 million and $5.8 million, respectively	16.4	(1.9)	23.0	8.6

Other comprehensive income (loss)	6.6	(15.1)	7.3	(2.4)

Comprehensive income (loss)	$15.7	$(13.7)	$26.9	$4.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	September 27, 2015	December 28, 2014
CURRENT ASSETS:
Cash and equivalents	$44.9	$83.1
Trade accounts receivable, less allowances of $9.7 and $10.7, respectively	1,160.3	1,122.8
Prepaid expenses and other current assets	49.0	47.9
Deferred taxes	35.0	34.4
Total current assets	1,289.2	1,288.2
PROPERTY AND EQUIPMENT:
Property and equipment	357.9	360.0
Accumulated depreciation	(269.6)	(267.0)
Net property and equipment	88.3	93.0
NONCURRENT DEFERRED TAXES	140.8	146.3
GOODWILL, NET	90.3	90.3
OTHER ASSETS	341.3	300.1
TOTAL ASSETS	$1,949.9	$1,917.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$76.8	$91.9
Accounts payable and accrued liabilities	385.2	364.0
Accrued payroll and related taxes	312.8	308.5
Accrued insurance	25.9	26.9
Income and other taxes	59.5	68.8
Total current liabilities	860.2	860.1
NONCURRENT LIABILITIES:
Accrued insurance	42.2	43.9
Accrued retirement benefits	139.5	140.8
Other long-term liabilities	48.4	39.4
Total noncurrent liabilities	230.1	224.1
Commitments and contingencies (see contingencies footnote)
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2015 and 2014	36.6	36.6
Class B common stock, shares issued 3.5 at 2015 and 2014	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.2 shares at 2015 and 2.4 shares at 2014	(46.3)	(49.2)
Class B common stock	(0.6)	(0.6)
Paid-in capital	26.7	24.9
Earnings invested in the business	781.3	767.4
Accumulated other comprehensive income	58.4	51.1
Total stockholders’ equity	859.6	833.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,949.9	$1,917.9
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(48.4)	(54.9)	(49.2)	(55.6)
Issuance of restricted stock and other	2.1	3.0	2.9	3.7
Balance at end of period	(46.3)	(51.9)	(46.3)	(51.9)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	27.5	29.0	24.9	26.0
Issuance of restricted stock and other	(0.8)	(2.3)	1.8	0.7
Balance at end of period	26.7	26.7	26.7	26.7

Earnings Invested in the Business
Balance at beginning of period	774.1	752.8	767.4	751.3
Net earnings	9.1	1.4	19.6	6.7
Dividends	(1.9)	(1.9)	(5.7)	(5.7)
Balance at end of period	781.3	752.3	781.3	752.3

Accumulated Other Comprehensive Income
Balance at beginning of period	51.8	74.1	51.1	61.4
Other comprehensive income, net of tax	6.6	(15.1)	7.3	(2.4)
Balance at end of period	58.4	59.0	58.4	59.0

Stockholders’ Equity at end of period	$859.6	$825.6	$859.6	$825.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net earnings	$19.6	$6.7
Noncash adjustments:
Depreciation and amortization	16.6	16.2
Provision for bad debts	3.3	3.6
Stock-based compensation	4.6	4.1
Other, net	(0.7)	1.3
Changes in operating assets and liabilities	(44.9)	(140.9)

Net cash used in operating activities	(1.5)	(109.0)

Cash flows from investing activities:
Capital expenditures	(12.3)	(15.0)
Investment in equity affiliate	(0.5)	(5.4)
Other investing activities	(0.4)	0.2

Net cash used in investing activities	(13.2)	(20.2)

Cash flows from financing activities:
Net change in short-term borrowings	(13.8)	60.4
Dividend payments	(5.7)	(5.7)
Other financing activities	0.2	0.4

Net cash (used in) from financing activities	(19.3)	55.1

Effect of exchange rates on cash and equivalents	(4.2)	—

Net change in cash and equivalents	(38.2)	(74.1)
Cash and equivalents at beginning of period	83.1	125.7

Cash and equivalents at end of period	$44.9	$51.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2015 (the 2014 consolidated financial statements). The Company’s third fiscal quarter ended on September 27, 2015 (2015) and September 28, 2014 (2014), each of which contained 13 weeks. The corresponding September year to date periods for 2015 and 2014 each contained 39 weeks.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of third quarter-end 2015 and year-end 2014 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Third Quarter-End 2015
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.7	$3.7	$—	$—
Available-for-sale investment	133.6	133.6	—	—

Total assets at fair value	$137.3	$137.3	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2014
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.3	$3.3	$—	$—
Available-for-sale investment	97.9	97.9	—	—

Total assets at fair value	$101.2	$101.2	$—	$—
Money market funds as of third quarter-end 2015 and as of year-end 2014 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $16.4 million for the third quarter of 2015 and the unrealized loss, net of tax, of $1.9 million for the third quarter of 2014 was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $23.0 million for September year to date 2015 and the unrealized gain, net of tax, of $8.6 million for September year to date 2014 was recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $17.2 million as of the third quarter-end 2015 and $17.2 million at year-end 2014.

3. Restructuring

A summary of our global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars):

Balance as of year-end 2014	$6.9
Reductions for cash payments related to all restructuring activities	(4.2)
Balance as of first quarter-end 2015	2.7
Reductions for cash payments related to all restructuring activities	(1.1)
Balance as of second quarter-end 2015	1.6
Reductions for cash payments related to all restructuring activities	(0.5)
Balance as of third quarter-end 2015	$1.1

The remaining balance of $1.1 million as of the 2015 third quarter end represents primarily severance costs and the majority is expected to be paid in 2015.

4.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the third quarter and September year to date 2015 and 2014 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income, as shown in the tables below, were recorded in the other expense, net line item in the consolidated statement of earnings.

	Third Quarter 2015
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(8.9)	$62.9	$(2.2)	$51.8
Other comprehensive income (loss)	(9.8)	16.4	—	6.6

Ending balance	$(18.7)	$79.3	$(2.2)	$58.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	September Year to Date 2015
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(3.0)	$56.3	$(2.2)	$51.1
Other comprehensive income (loss) before reclassifications	(15.5)	23.0	—	7.5
Amounts reclassified from accumulated other comprehensive income	(0.2)	—	—	(0.2)
Net current-period other comprehensive income (loss)	(15.7)	23.0	—	7.3

Ending balance	$(18.7)	$79.3	$(2.2)	$58.4

	Third Quarter 2014
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$20.3	$55.3	$(1.5)	$74.1
Other comprehensive loss before reclassifications	(12.6)	(1.9)	—	(14.5)
Amounts reclassified from accumulated other comprehensive income	(0.6)	—	—	(0.6)
Net current-period other comprehensive income (loss)	(13.2)	(1.9)	—	(15.1)

Ending balance	$7.1	$53.4	$(1.5)	$59.0

	September Year to Date 2014
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$18.1	$44.8	$(1.5)	$61.4
Other comprehensive income (loss) before reclassifications	(10.4)	8.6	—	(1.8)
Amounts reclassified from accumulated other comprehensive income	(0.6)	—	—	(0.6)
Net current-period other comprehensive income (loss)	(11.0)	8.6	—	(2.4)

Ending balance	$7.1	$53.4	$(1.5)	$59.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

5.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the third quarter and September year to date 2015 and 2014 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2015	2014	2015	2014
Net earnings	$9.1	$1.4	$19.6	$6.7
Less: earnings allocated to participating securities	(0.2)	—	(0.5)	(0.2)
Net earnings available to common shareholders	$8.9	$1.4	$19.1	$6.5

Basic earnings per share on common stock	$0.23	$0.03	$0.51	$0.17
Diluted earnings per share on common stock	$0.23	$0.03	$0.51	$0.17

Average common shares outstanding (millions):
Basic	37.9	37.6	37.8	37.5
Diluted	37.9	37.6	37.8	37.5
Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the third quarter 2015 and 2014 and September year to date 2015 were not significant. Stock options representing 0.1 million shares for September year to date 2014 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
6.  Stock-Based Compensation

Performance Shares

Under the Equity Incentive Plan, amended and restated February 12, 2015 and approved by the stockholders of the Company on May 6, 2015, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals over a stated period of time. The maximum number of performance shares that may be earned for this grant is 750,000, of which two-thirds may be earned upon the achievement of certain financial goals and one-third may be earned based on the Company’s total shareholder return (“TSR”) relative to the S&P SmallCap 600 Index. No dividends are paid on these performance shares.

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

For the third quarter and September year to date 2015, total compensation expense related to performance shares totaled $0.8 million and $1.1 million respectively, and the related tax benefit was $0.3 million and $0.4 million, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7.  Other Expense, Net
Included in other expense, net for the third quarter and September year to date 2015 and 2014 are the following:

	Third Quarter		September Year to Date
	2015	2014	2015	2014
	(In millions of dollars)
Interest income	$0.1	$0.1	$0.3	$0.3
Interest expense	(0.9)	(0.7)	(2.7)	(2.0)
Dividend income	—	—	0.4	0.4
Net loss on equity investment	(0.1)	(1.5)	(0.7)	(2.3)
Foreign exchange gains (losses)	0.9	(0.1)	(0.8)	(0.6)

Other expense, net	$—	$(2.2)	$(3.5)	$(4.2)

8.  Contingencies
The Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.
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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the third quarter and September year to date 2015 and 2014. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2015	2014	2015	2014
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$615.5	$640.8	$1,908.2	$1,915.1
Americas PT	242.8	242.5	721.8	723.1
Total Americas Commercial and PT	858.3	883.3	2,630.0	2,638.2

EMEA Commercial	199.0	231.3	573.0	690.2
EMEA PT	43.6	48.1	126.8	145.5
Total EMEA Commercial and PT	242.6	279.4	699.8	835.7

APAC Commercial	83.2	91.0	259.1	260.5
APAC PT	9.9	10.6	30.7	29.2
Total APAC Commercial and PT	93.1	101.6	289.8	289.7

OCG	171.8	149.8	486.3	422.1

Less: Intersegment revenue	(14.8)	(17.7)	(49.3)	(48.0)

Consolidated Total	$1,351.0	$1,396.4	$4,056.6	$4,137.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2015	2014	2015	2014
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$96.6	$91.7	$290.3	$280.0
Americas PT gross profit	41.0	39.6	122.0	118.4
Americas Region gross profit	137.6	131.3	412.3	398.4
Americas Region SG&A expenses	(113.7)	(110.8)	(339.8)	(332.9)
Americas Region Earnings from Operations	23.9	20.5	72.5	65.5

EMEA Commercial gross profit	27.7	33.6	79.1	101.0
EMEA PT gross profit	9.4	10.9	27.2	33.3
EMEA Region gross profit	37.1	44.5	106.3	134.3
EMEA Region SG&A expenses	(31.8)	(40.0)	(99.5)	(125.0)
EMEA Region Earnings from Operations	5.3	4.5	6.8	9.3

APAC Commercial gross profit	10.7	11.7	34.9	35.7
APAC PT gross profit	2.5	3.3	8.1	9.4
APAC Region gross profit	13.2	15.0	43.0	45.1
APAC Region SG&A expenses	(11.1)	(14.5)	(35.5)	(44.6)
APAC Region Earnings from Operations	2.1	0.5	7.5	0.5

OCG gross profit	41.4	35.8	112.6	101.3
OCG SG&A expenses	(33.2)	(32.2)	(98.1)	(94.7)
OCG Earnings from Operations	8.2	3.6	14.5	6.6

Less: Intersegment gross profit	(1.1)	(1.2)	(3.4)	(3.3)
Less: Intersegment SG&A expenses	1.1	1.2	3.4	3.3
Net Intersegment Activity	—	—	—	—

Corporate	(22.9)	(22.0)	(61.1)	(62.6)
Consolidated Total	16.6	7.1	40.2	19.3
Other Expense, Net	—	2.2	3.5	4.2

Earnings Before Taxes	$16.6	$4.9	$36.7	$15.1

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
The broader workforce solutions industry has continued to evolve to meet businesses’ growing demand for total workforce or talent supply chain management (“TSCM”) solutions. As clients’ workforce solutions strategies move up the maturity model, the TSCM concept seeks to manage all categories of talent (temporary, project-based, outsourced and full-time) and thus represents significant market potential.
Strategic clients are increasingly looking for global, flexible and holistic talent solutions that encompass all worker categories, driving adoption of our TSCM approach covering temporary staffing, Contingent Workforce Outsourcing (“CWO”), Recruitment Process Outsourcing (“RPO”), Business Process Outsourcing (“BPO”), independent contractor management, strategic workforce planning and more.

In the U.S., near-term demand for temporary staffing reflects improved labor market conditions. Across all regions, the structural shifts toward higher-skilled, project-based professional/technical talent continue to represent long-term opportunities for the industry. In fact, professional/technical staffing is projected to steadily increase as a percent of the global market, with demand for specialty staffing projected to outpace commercial.

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
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 57 days on a global basis as of the 2015 third quarter end, 54 days as of the 2014 year end and 58 days as of the 2014 third quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
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
In order to accelerate our strategy, execute our commitment to growth and work toward our long-term goal of a 4.0% return on sales, we made targeted investments in 2014, which included adjusting our operating models and increasing the resources necessary for driving growth in higher margin specialties and solutions. Specifically, we designed our investments to align with our long-term strategic objectives including growing Americas PT staffing and expanding our global OCG solutions. These investments are intended to achieve strong sales growth in 2015 and beyond in both OCG and our Americas PT segments. We have seen strong growth in our OCG segment and encouraging signs of growth in our Americas PT segment. We will need to continue to accelerate PT growth, particularly within our centralized accounts, to fully realize the expected benefit of our investments.

To bring additional efficiency to our operating models across the organization, on September 15, 2014, the Board of Directors of the Company approved a management simplification restructuring plan (“Plan”) that we completed during the fourth quarter of 2014. We expect that the total result of the Plan will reduce our year-over-year selling, general and administrative (“SG&A”) expense growth by approximately $35 million.

We have started to see the benefits of our 2014 actions in our 2015 year-to-date results and will continue to remain focused on executing a well-formed strategy with increased speed and precision, making the necessary investments to advance that strategy.

•	Although total company revenue decreased 2%, reflecting the continued global currency volatility, year-to-date revenue was up 4% on a constant currency basis year over year.

•
We increased year-to-date revenue in our OCG segment by 15% year over year (17% on a constant currency basis), confirming that our strategic direction aligns with increased market demand for consultative outsourced solutions. Growth was particularly strong in BPO and CWO, which continue to be key drivers of our strategic and financial progress.

•
Despite foreign currency exchange rates negatively impacting the year-to-date change in gross profit, on a constant currency basis, we delivered strong operating leverage. Growth in constant currency year-to-date earnings from operations excluding the 2014 restructuring charges represented more than 50% of our constant currency gross profit growth.

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

Results of Operations
Total Company - Third Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$1,351.0	$1,396.4	(3.2)%		3.0%
Staffing fee-based income	16.5	19.9	(16.2)		(5.8)
Gross profit	228.2	225.4	1.3		7.2
SG&A expenses excluding restructuring charges	211.6	214.3	(1.2)
Restructuring charges	—	4.0	(100.0)
Total SG&A expenses	211.6	218.3	(3.0)		2.0
Earnings from operations	16.6	7.1	134.9

Gross profit rate	16.9%	16.1%	0.8	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.7	15.3	0.4
% of gross profit	92.7	95.1	(2.4)
Return on sales	1.2	0.5	0.7

Total Company revenue from services for the third quarter of 2015 was down 3.2% in comparison to the prior year, primarily as a result of currency fluctuations. Compared to the same period last year, the U.S. dollar strengthened against certain currencies, primarily the Russian ruble, Australian dollar and the Euro. On a CC basis, total Company revenue increased 3.0% year over year, as more fully described in the following discussions.
The gross profit rate increased by 80 basis points. Increases in the Americas region and OCG gross profit rate were partially offset by declines in the gross profit rate in the EMEA and APAC regions, as more fully described in the following discussions.
SG&A expenses decreased 3.0% year over year, reflecting the impact of changes in foreign currency exchange rates. On a CC basis, SG&A expenses increased 2.0%, due to higher salaries and incentive expense in our U.S. branch-based business as a result of revenue growth and the impact of changes in the timing of expenses related to certain incentive and benefit plans for corporate employees. These increases were partially offset by continued cost management effort in the EMEA and APAC regions, and the year-over-year impact of our Plan. Restructuring charges in the third quarter of 2014 include $3.7 million related to our Plan, combined with $0.3 million of costs incurred to consolidate back office functions in Australia and New Zealand.
Income tax expense for the third quarter of 2015 was $7.5 million, compared to $3.5 million for the third quarter of 2014. The expense was higher primarily due to increased pretax income.  The U.S. work opportunity credit expired at the end of 2014, making credits available only for employees hired before 2015.  This is consistent with the third quarter of 2014, as the credit expired at the end of 2013 and was not retroactively reinstated until the fourth quarter.  The credit, along with several other temporary income tax incentives, has previously expired and later been retroactively reinstated in what is commonly referred to as “extenders” legislation.  If such extenders legislation is enacted, the retroactive reinstatement of the work opportunity credit would result in a significant benefit to income tax expense.

Diluted earnings per share for the third quarter of 2015 were $0.23, as compared to $0.03 for the third quarter of 2014.

Total Americas - Third Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$858.3	$888.3	(2.8)%		(0.6)%
Staffing fee-based income	8.5	8.2	4.6		6.5
Gross profit	137.6	131.3	4.8		6.7
Total SG&A expenses	113.7	110.8	2.6		4.5
Earnings from operations	23.9	20.5	16.9

Gross profit rate	16.0%	14.9%	1.1	pts.
Expense rates:
% of revenue	13.2	12.5	0.7
% of gross profit	82.7	84.5	(1.8)
Return on sales	2.8	2.3	0.5

The change in Americas revenue from services was due to a 2% decrease in average bill rates (a 1% increase on a CC basis), combined with a 1% decrease in hours volume, primarily in Americas Commercial. The increase in average bill rates on a CC basis was due to wage rate and the resulting bill rate inflation, coupled with increased pricing in a number of accounts serviced through our branch-based delivery model. Americas represented 64% of total Company revenue in the third quarter of 2015 and 63% in the third quarter of 2014.

Revenue in our Commercial segment was down 4% and down 1% on a CC basis in comparison to the prior year. The CC decrease in revenue in Commercial was primarily due to exiting large clients late in 2014 due to pricing discipline, as well as a decrease in revenue from many of our natural resources customers due to low oil prices. Additionally, while our educational staffing business continues double-digit growth in comparison to the prior year, we have begun to anniversary significant customer wins from last year that are tempering our overall commercial growth. Light industrial business is up in accounts using our branch-based delivery model, while revenue in our large accounts using our centralized delivery model was down primarily due to our exit from certain large accounts due to pricing discipline, as well as the impact of low oil prices on our large natural resources customers.
In the PT segment, reported revenue was flat and increased 1% on a CC basis in comparison to the prior year. Revenue increased in our finance and science products, primarily due to growth in accounts serviced through our branch-based delivery model. That growth was partially offset by lower revenue in our engineering and IT products for customers serviced through the centralized delivery model. The year-over-year decrease in engineering was due primarily to the completion of certain projects, and the drop in IT was due to various IT customers in our centralized delivery model moving from a traditional staffing model to an outsourced service model delivered by our OCG business.
The increase in the gross profit rate was due primarily to lower payroll taxes and workers’ compensation costs in the U.S., as well as customer mix and pricing discipline. We regularly update our estimates of open workers’ compensation claims. As a result, we reduced our estimated costs of prior year workers’ compensation costs in the Americas region by $1.6 million for the third quarter of 2015, compared to no reduction in the third quarter of 2014.
The increase in SG&A expenses is attributable to the increased compensation and incentive costs in our local branch network as a result of current and expected growth in that model.

Total EMEA - Third Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$242.6	$279.4	(13.1)%		3.5%
Staffing fee-based income	5.8	7.7	(23.8)		(5.3)
Gross profit	37.1	44.5	(16.4)		0.1
Total SG&A expenses	31.8	40.0	(20.7)		(6.2)
Earnings from operations	5.3	4.5	22.4

Gross profit rate	15.3%	15.9%	(0.6)	pts.
Expense rates:
% of revenue	13.1	14.3	(1.2)
% of gross profit	85.4	90.0	(4.6)
Return on sales	2.2	1.6	0.6

The decrease in EMEA revenue from services was due to the impact of changes in foreign currency exchange rates. On a CC basis, revenue increased 3.5%, due to a 6% increase in hours worked, partially offset by a 2% decrease in average bill rates and a decrease in staffing fee-based income. The decrease in average bill rates and increase in hours was due primarily to higher revenue in Portugal, a country with lower average bill rates. The increased hours in Portugal were partially offset by customer losses in the U.K. and a reduction in volume with larger customers in Switzerland and Ireland. EMEA represented 18% of total Company revenue in the third quarter of 2015 and 20% in the third quarter of 2014.

The EMEA gross profit rate decreased primarily due to a decline in the temporary gross profit rate and a decline in staffing fee-based income. The decline in the temporary gross profit rate was primarily driven by unfavorable country mix, as described above. Staffing fee-based income declined in both Commercial and PT, primarily in Russia, partially offset by increases in staffing fee-based income in some other countries. Economic uncertainty continues to constrain recruitment decisions by customers in Russia resulting in the decline in staffing fee-based income.
SG&A expenses decreased primarily due to cost saving actions taken in 2015, mainly in Switzerland, the U.K. and Norway, partially offset by targeted PT investments in selected countries.

Total APAC - Third Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$93.1	$101.6	(8.3)%		9.5%
Staffing fee-based income	2.7	4.0	(31.4)		(19.7)
Gross profit	13.2	15.0	(12.1)		4.7
SG&A expenses excluding restructuring charges	11.1	14.2	(21.6)
Restructuring charges	—	0.3	(100.0)
Total SG&A expenses	11.1	14.5	(23.2)		(8.8)
Earnings from operations	2.1	0.5	297.9

Gross profit rate	14.2%	14.8%	(0.6)	pts.
Expense rates (excluding restructuring charges):
% of revenue	11.9	14.0	(2.1)
% of gross profit	84.3	94.6	(10.3)
Return on sales	2.2	0.5	1.7

The 8.3% decrease in total APAC revenue from services was primarily due to the impact of foreign currency exchange rates. On a CC basis, the 9.5% increase in total APAC revenue from services reflected a 12% increase in hours worked, partially offset by a 1% decrease in average bill rates, primarily driven by India. Hours worked increased primarily in India and Singapore. APAC revenue represented 7% of total Company revenue in the third quarter of both 2015 and 2014.
The gross profit rate decreased 60 basis points year over year, primarily due to decreases in staffing fee-based income and the temporary gross profit rate, partially offset by higher wage credits in Singapore. The reduction in the temporary gross profit rate is due to the increasing proportion of international and national large accounts with lower margins. Staffing fee-based income decreased due mainly to a weaker hiring climate in Singapore and Australia. Wage credits in Singapore totaled approximately $0.8 million in the third quarter of 2015 and $0.1 million in the third quarter of 2014.
The decrease in SG&A expenses excluding restructuring charges was due to continuing productivity improvements primarily achieved by consolidating the Australia and New Zealand operations in the prior year. Restructuring charges in the third quarter of 2014 relate to costs to consolidate back office functions in Australia and New Zealand.

OCG - Third Quarter
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$171.8	$149.8	14.7%		16.8%
Gross profit	41.4	35.8	15.5		18.4
Total SG&A expenses	33.2	32.2	3.2		6.3
Earnings from operations	8.2	3.6	123.7

Gross profit rate	24.1%	23.9%	0.2	pts.
Expense rates:
% of revenue	19.3	21.5	(2.2)
% of gross profit	80.2	89.8	(9.6)
Return on sales	4.8	2.4	2.4

Revenue from services in the OCG segment increased during the third quarter of 2015 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 30% year over year and CWO, which includes PPO, grew by 13% year over year. The revenue growth in BPO and CWO was due to new customers and the expansion of programs with existing customers. OCG revenue represented 13% of total Company revenue in the third quarter of 2015 and 11% in the third quarter of 2014.
The OCG gross profit rate increased primarily due to increases in rate in both BPO and CWO, partially offset by a lower RPO gross profit rate. These changes are due to customer mix within the practice areas.
The increase in SG&A expenses is primarily a result of costs associated with increased volume with existing customers and implementation costs of new customers mainly in our CWO practice area.

Results of Operations
Total Company - September Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$4,056.6	$4,137.7	(2.0)%		3.7%
Staffing fee-based income	49.5	58.5	(15.3)		(5.2)
Gross profit	670.8	675.8	(0.7)		4.6
SG&A expenses excluding restructuring charges	630.6	650.7	(3.1)
Restructuring charges	—	5.8	(100.0)
Total SG&A expenses	630.6	656.5	(4.0)		0.9
Earnings from operations	40.2	19.3	110.9

Gross profit rate	16.5%	16.3%	0.2	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.5	15.7	(0.2)
% of gross profit	94.0	96.3	(2.3)
Return on sales	1.0	0.5	0.5

Total Company revenue from services for the first nine months of 2015 was down 2.0% in comparison to the prior year, primarily as a result of currency fluctuations. During the first nine months of 2015, the U.S. dollar strengthened against certain currencies, primarily the Euro, Russian ruble and the Australian dollar, as compared to the same period last year. On a CC basis, total Company revenue increased 3.7% year-over-year, as more fully described in the following discussions.
The gross profit rate increased 20 basis points on a year-over-year basis. An increase in the Americas region gross profit rate was partially offset by declines in the gross profit rate in EMEA, APAC and OCG, as more fully described in the following discussions.
SG&A expenses decreased 4.0% year over year, reflecting the impact of changes in foreign currency exchange rates. On a CC basis, SG&A expenses increased 0.9% due to the year-over-year impact of investments made in the second half of 2014, partially offset by the cost savings of our Plan. Restructuring charges in the first nine months of 2014 include $3.7 million related to the Plan, $0.8 million of costs incurred for exiting the staffing business in Sweden, and $1.3 million related to closing branches in Australia and consolidating back office functions in Australia and New Zealand.
Income tax expense for the first nine months of 2015 was $17.1 million, compared to $8.4 million for the first nine months of 2014. The expense was higher primarily due to increased pretax income.  The U.S. work opportunity credit expired at the end of 2014, making credits available only for employees hired before 2015.  This is consistent with the first nine months of 2014, as the credit expired at the end of 2013 and was not retroactively reinstated until the fourth quarter.  The credit, along with several other temporary income tax incentives, has previously expired and later been retroactively reinstated in what is commonly referred to as “extenders” legislation.  If such extenders legislation is enacted, the retroactive reinstatement of the work opportunity credit would result in a significant benefit to income tax expense.

Diluted earnings per share for the first nine months of 2015 were $0.51, as compared to $0.17 for the first nine months of 2014.

Total Americas - September Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$2,630.0	$2,638.2	(0.3)%		1.4%
Staffing fee-based income	23.9	22.1	7.7		9.5
Gross profit	412.3	398.4	3.5		5.0
Total SG&A expenses	339.8	332.9	2.0		3.5
Earnings from operations	72.5	65.5	11.0

Gross profit rate	15.7%	15.1%	0.6	pts.
Expense rates:
% of revenue	12.9	12.6	0.3
% of gross profit	82.4	83.6	(1.2)
Return on sales	2.8	2.5	0.3

The decrease in reported Americas revenue from services was due to a 1% decrease in average bill rates (a 1% increase on a CC basis), partially offset by a 1% increase in hours worked. The increase in average bill rates on a CC basis was due to a combination of wage and bill rate inflation, increased pricing in a number of accounts serviced through our branch-based delivery model, as well as business mix. The increase in hours worked was due to increases in our local branch network customer activity. Americas represented 65% of total Company revenue in the first nine months of 2015 and 64% in the first nine months of 2014.
Revenue in our Commercial segment was flat and up 2% on a CC basis in comparison to the prior year. The increase in CC revenue in Commercial was primarily due to increases in our educational staffing business, as a result of new customer wins, and in our light industrial product, due to increased demand at existing customer locations, coupled with additional new customer wins. Light industrial business is up in accounts serviced through our branch-based delivery model. Volume in our large accounts using our centralized delivery model is down as a result of our exit from certain large accounts due to pricing discipline and the reduced revenue from our natural resources customers related to lower oil prices.
In the PT segment, reported and CC revenue was flat in comparison to the prior year. Decreases in our science, engineering and IT products for customers serviced through the centralized delivery model were offset by increases in PT revenue in accounts serviced through our branch-based delivery model. Revenue in our engineering product decreased for customers serviced through the centralized and branch-based delivery models due primarily to the completion of certain projects. IT revenue in the centralized delivery model is down due to customers moving from a traditional staffing model to an outsourced model delivered by our OCG business.
The increase in the gross profit rate was primarily due to improved pricing and customer mix, as well as lower payroll taxes and employee benefit costs.
The increase in SG&A expenses is attributable to the increased compensation and incentive costs in our local branch network as a result of current and expected growth in that model, partially offset by the impact of the Plan we implemented in the fourth quarter of last year.

Total EMEA - September Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$699.8	$835.7	(16.3)%		1.1%
Staffing fee-based income	17.6	24.7	(28.5)		(10.7)
Gross profit	106.3	134.3	(20.8)		(4.1)
SG&A expenses excluding restructuring charges	99.5	124.2	(19.9)
Restructuring charges	—	0.8	(100.0)
Total SG&A expenses	99.5	125.0	(20.4)		(4.7)
Earnings from operations	6.8	9.3	(25.5)

Gross profit rate	15.2%	16.1%	(0.9)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.2	14.9	(0.7)
% of gross profit	93.5	92.5	1.0
Return on sales	1.0	1.1	(0.1)

The decrease in reported EMEA revenue from services was primarily due to the impact of changes in foreign currency exchange rates. On a CC basis, the increase in revenue from services was due to a 5% increase in hours, partially offset by a 4% decrease in average bill rates, combined with a decrease in staffing fee-based income. The increase in hours and decrease in average bill rates was due primarily to increasing revenue in Portugal, a country with lower average bill rates. The increased hours in Portugal were partially offset by customer losses in the U.K. and a reduction of hours volume with larger customers in Switzerland and Ireland. EMEA represented 17% of total Company revenue in the first nine months of 2015 and 20% in the first nine months of 2014.

The EMEA gross profit rate decreased primarily due to a decline in the temporary gross profit rate and a decline in staffing fee-based income. Staffing fee-based income declined in both Commercial and PT, primarily in Russia, partially offset by increases in staffing fee-based income in some other countries. Economic uncertainty continues to constrain recruitment decisions by customers in Russia resulting in the decline in staffing fee-based income. The decrease in the temporary gross profit rate was primarily driven by unfavorable country mix, as described above.
SG&A expenses decreased primarily due to cost saving actions taken in 2015, primarily in Switzerland, Norway and the U.K., and the exit of staffing operations in Sweden, partially offset by targeted PT investments in selected countries. Restructuring costs recorded in the first nine months of 2014 reflect costs incurred for exiting the staffing business in Sweden.

Total APAC - September Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$289.8	$289.7	0.1%		13.8%
Staffing fee-based income	9.1	11.7	(22.0)		(12.7)
Gross profit	43.0	45.1	(4.6)		8.0
SG&A expenses excluding restructuring charges	35.5	43.3	(18.0)
Restructuring charges	—	1.3	(100.0)
Total SG&A expenses	35.5	44.6	(20.5)		(10.1)
Earnings from operations	7.5	0.5	NM

Gross profit rate	14.8%	15.6%	(0.8)	pts.
Expense rates (excluding restructuring charges):
% of revenue	12.3	15.0	(2.7)
% of gross profit	82.7	96.2	(13.5)
Return on sales	2.6	0.1	2.5

The reported and constant currency change in total APAC revenue from services was due primarily to a 14% increase in hours worked, primarily in India, Australia and Singapore. Average bill rates declined 11% and increased 1% on a constant currency basis, primarily driven by Malaysia. APAC revenue represented 7% of total Company revenue in the first nine months of both 2015 and 2014.
The gross profit rate declined 80 basis points on a year-over-year basis due to decreases in the staffing fee-based income and the temporary gross profit rate, partially offset by higher-than-expected wage credits in Singapore. The reduction in the temporary gross profit rate was due to an increased proportion of international and national large accounts with lower margins. Staffing fee-based income decreased due mainly to a weaker hiring climate in Australia. Singapore wage credits include additional prior year credits received in the current year, and totaled $4.7 million in the first nine months of 2015 and $2.0 million in the first nine months of 2014.
The decrease in SG&A expenses was due to continuing productivity improvements primarily achieved by consolidating the Australia and New Zealand operations in the prior year. Restructuring charges in the first nine months of 2014 relate to costs for exiting branches in Australia and consolidating back office functions in Australia and New Zealand.

OCG - September Year to Date
(Dollars in millions)

	2015	2014	Change		CC Change
Revenue from services	$486.3	$422.1	15.2%		17.0%
Gross profit	112.6	101.3	11.1		13.4
Total SG&A expenses	98.1	94.7	3.6		6.4
Earnings from operations	14.5	6.6	116.7

Gross profit rate	23.1%	24.0%	(0.9)	pts.
Expense rates:
% of revenue	20.2	22.4	(2.2)
% of gross profit	87.1	93.4	(6.3)
Return on sales	3.0	1.6	1.4

Revenue from services in the OCG segment increased during the first nine months of 2015 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 25% year over year and CWO, which includes PPO, grew by 17% year over year. The revenue growth in BPO and CWO was due to new customers and the expansion of programs with existing customers. OCG revenue represented 12% of total Company revenue in the first nine months of 2015 and 10% in the first nine months of 2014.
The OCG gross profit rate decreased primarily due to a lower RPO gross profit rate due to customer mix, and the timing of investments in BPO in the first half of the year for business activity in the second half of the year.
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
Cash and Equivalents
Cash and equivalents totaled $44.9 million at the end of the third quarter of 2015 and $83.1 million at year-end 2014. As further described below, we used $1.5 million of cash for operating activities, used $13.2 million of cash for investing activities and used $19.3 million of cash for financing activities.
Operating Activities
In the first nine months of 2015, we used $1.5 million of net cash for operating activities, as compared to using $109.0 million in the first nine months of 2014. This change was primarily due to lower growth in trade accounts receivable, along with the year-over-year impact of $20.0 million related to payments we received at year-end 2013 from our OCG customers, most of which we paid out to suppliers during the first quarter of 2014.
Trade accounts receivable totaled $1.2 billion at the end of the third quarter of 2015. Global days sales outstanding were 57 days at the end of the third quarter of 2015 and 58 at the end of the third quarter of 2014.
Our working capital position was $429.0 million at the end of the third quarter of 2015, an increase of $0.9 million from year-end 2014. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the third quarter of 2015 and at year-end 2014.
Investing Activities
In the first nine months of 2015, we used $13.2 million of cash for investing activities, as compared to using $20.2 million in the first nine months of 2014. The decrease was primarily due to a year-over-year decrease in investments in our equity affiliate. These investments primarily represent cash contributions to TS Kelly, our equity affiliate, in which we have a 49% ownership interest. Capital expenditures in both years relate primarily to the Company’s technology programs.
Financing Activities
In the first nine months of 2015, we used $19.3 million of cash for financing activities, as compared to generating $55.1 million in the first nine months of 2014. The decrease in cash from financing activities was caused by decreased short-term borrowings. Debt totaled $76.8 million at the end of the third quarter of 2015 and $91.9 million at year-end 2014. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 8.2% at the end of the third quarter of 2015 and 9.9% at year-end 2014.
The net change in short-term borrowings in the first nine months of 2015 was primarily due to payments on our U.S. securitization facility. The net change in short-term borrowings in the first nine months of 2014 was primarily due to additional borrowings on our securitization facility, used to fund our everyday operations.
We made dividend payments of $5.7 million in the first nine months of both 2015 and 2014.

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
As of the 2015 third quarter end, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $28.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $73.0 million of short-term borrowings and $49.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2015 third quarter end, we met the debt covenants related to our revolving credit facility and securitization facility.
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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2015 third quarter earnings.

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
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements.  While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.
Item 1A.  Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended December 28, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2015, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

June 29, 2015 through August 2, 2015	49,307	$15.65	—	$—

August 3, 2015 through August 30, 2015	230	14.29	—	$—

August 31, 2015 through September 27, 2015	1,396	14.25	—	$—

Total	50,933	$15.60	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 50,933 shares were reacquired in transactions during the quarter.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 34 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 4, 2015

/s/ Olivier G. Thirot
Olivier G. Thirot

Senior Vice President and
Acting Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2015

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