Form 10-K
period 2016-01-03
KELLY SERVICES INC
filed 2016-02-18
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended January 3, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $486,699,653.

Registrant had 34,551,823 shares of Class A and 3,439,161 of Class B common stock, par value $1.00, outstanding as of February 7, 2016.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2016 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I
Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.
ITEM 1. BUSINESS.
History and Development of Business
Founded by William R. Kelly in 1946, Kelly Services® has developed innovative workforce solutions for customers in a variety of industries throughout our 69-year history. Our range of solutions has grown steadily over the years to match the changing needs of our customers.
We have evolved from a United States-based company concentrating primarily on traditional office staffing into a global workforce solutions leader offering a full breadth of specialty services. While ranking as one of the world’s largest scientific staffing providers, we also place professional and technical employees at all levels in engineering, IT, law, healthcare and finance. These specialty services complement our expertise in office services, education, contact center, light industrial and electronic assembly staffing. As the human capital arena has become more complex, we have also developed a talent supply chain management approach to help many of the world’s largest companies plan for and manage their workforce. Innovative solutions supporting this approach span outsourcing, consulting, recruitment, career transition and vendor management services.
Geographic Breadth of Services
Headquartered in Troy, Michigan, we provide employment for approximately 550,000 employees annually to a variety of customers around the globe—including 93 of the Fortune 100™ companies.
Kelly provides workforce solutions to a diversified group of customers in three regions: the Americas; Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).
Description of Business Segments
Our operations are divided into seven principal business segments: Americas Commercial, Americas Professional and Technical (“Americas PT”), EMEA Commercial, EMEA Professional and Technical (“EMEA PT”), APAC Commercial, APAC Professional and Technical (“APAC PT”) and Outsourcing and Consulting Group (“OCG”).
Americas Commercial
Our Americas Commercial segment specialties include: Office, providing trained employees for data entry, clerical and administrative support roles across numerous industries; Contact Center, providing staff for contact centers, technical support hotlines and telemarketing units; Education, supplying schools nationwide with instructional and non-instructional employees; Marketing, providing support staff for seminars, sales and trade shows; Electronic Assembly, providing assemblers, quality control inspectors and technicians; and Light Industrial, placing maintenance workers, material handlers and assemblers. We also offer a temporary-to-hire service that provides customers and temporary staff the opportunity to evaluate their relationship before making a full-time employment decision, as well as a direct-hire placement service and vendor on-site management.
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
Customers
We are not dependent on any single customer or a limited segment of customers. In 2015, an estimated 51% of total Company revenue was attributed to 100 large customers. Our largest single customer accounted for approximately five percent of total revenue in 2015.
Government Contracts
Although we conduct business under various federal, state, and local government contracts, no single one accounts for more than three percent of total Company revenue in 2015.
Competition
The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2015, our largest competitors were Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc., Allegis Group and Recruit Holdings.
Key factors that influence our success are quality of service, price and breadth of service.
Quality of service is highly dependent on the availability of qualified, competent talent, and our ability to recruit, screen, train, retain and manage a pool of employees who match the skills required by particular customers. During an economic downturn, we must balance competitive pricing pressures with the need to retain a qualified workforce. Price competition in the staffing industry is intense, particularly for office clerical and light industrial personnel, and pricing pressure from customers and competitors continues to be significant.
Breadth of service, or ability to manage staffing suppliers, has become more critical as customers seek a single supplier to manage all their staffing needs. Kelly’s talent supply chain management approach seeks to address this requirement for our larger customers, enabling us to deliver talent wherever and whenever they need it around the world.
Environmental Concerns
Because we are involved in a service business, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact us.
Employees
We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 7,000 staff members in our U.S. and international network of branch offices. In 2015, we assigned approximately 550,000 temporary employees to a variety of customers around the globe.
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
The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing and consulting companies. While the majority of our competitors are significantly smaller than us, several competitors, including Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc., Allegis Group and Recruit Holdings are considerably larger than we are and have substantial marketing and financial resources. Additionally, the emergence of online staffing platforms or other forms of disintermediation may pose a competitive threat to our services, which operate under a more traditional staffing business model. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.
The number of customers distributing their staffing service purchases among a broader group of competitors continues to increase which, in some cases, may make it more difficult for us to obtain new customers, or to retain or maintain our current share of business, with existing customers. We also face the risk that our current or prospective customers may decide to provide similar services internally. As a result, there can be no assurance that we will not encounter increased competition in the future.
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
As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, our business strategy focuses on driving growth in higher margin specialties — in Americas PT and also within our growing OCG segment. During 2014 we made targeted investments which included adjusting our operating models and increasing the resources necessary for driving growth in higher margin specialties and solutions business. These investments were intended to achieve strong sales growth in 2015 and beyond in both our OCG and Americas PT segments.  If we are not successful in the execution of our strategy, we may not achieve either our stated goal of strong revenue growth in those segments or the intended productivity improvements, therefore negatively impacting future profitability.

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
Our intellectual assets could be infringed upon or compromised, and there are limitations to our ability to protect against such events.
Our success is dependent in part on our proprietary business processes, our intellectual property and our thought leadership. To protect those rights, we depend upon protections afforded by the laws of the various countries in which we operate, as well as contractual language and our own enforcement initiatives. These defenses may not be sufficient to fully protect us or to deter infringement or other misappropriation of our trade secrets and other intellectual property. In addition, third parties may challenge the validity or enforceability of our intellectual property rights. We also face the risk that third parties may allege that the operation of our business infringes or otherwise misappropriates intellectual property rights that they own or license. Losses or claims of this nature could cause us to incur significant expense, harm our reputation, reduce our competitive advantages or prevent us from offering certain services or solutions. The remedies available to us may be limited or leave us without full compensation.
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
We do not maintain our own vendor management technology, and we have outsourced certain other critical applications or business processes to external providers including cloud-based services. We have elected to enter into supplier partnerships rather than establishing our own operations in some of the territories where our customers require our services. We exercise care in the selection and oversight of these providers and partners, and we take steps to ensure suitable replacement services are available. However, the failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs.
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
Our business strategy is focused on serving large corporate customers through high volume global service agreements. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. The deterioration of the financial condition or business prospects of these customers could reduce their need for staffing and OCG services and result in a significant decrease in the revenues and earnings we derive from these customers. Merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

Our business with the federal government and government contractors presents additional risk considerations. We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. Failure to meet these obligations could result in civil penalties, fines, suspension of payments, reputational damage, disqualification from doing business with government agencies and other sanctions or adverse consequences. Government procurement practices may change in ways that impose additional costs or risks upon us or pose a competitive disadvantage. Our employees may be unable to obtain or retain the security clearances necessary to conduct business under certain contracts, or we could lose or be unable to secure or retain a necessary facility clearance. Government agencies may temporarily or permanently lose funding for awarded contracts, or there could be delays in the start-up of projects already awarded and funded.
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
We conduct our business in most major staffing markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:

•	fluctuations in currency exchange rates;

•	restrictions or limitations on the transfer of funds;

•	government intrusions including asset seizures, expropriations or de facto control;

•	varying economic and political conditions;

•	differences in cultures and business practices;

•	differences in employment and tax laws and regulations;

•	differences in accounting and reporting requirements;

•	differences in labor and market conditions;

•	changing and, in some cases, complex or ambiguous laws and regulations;

•	violations of U.S. Foreign Corrupt Practices Act and similar anti-corruption laws; and

•	litigation and claims.
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
The actions we take to reduce the risk of impairments to our operations or systems and breaches of confidential, private or proprietary data may not be sufficient to prevent or repel future cyber events or other impairments of our networks or information technologies. An event involving the destruction of or accidental or unauthorized release of sensitive information from systems related to our business (including cyber attacks or other security breaches as well as unauthorized actions by our employees, or a failure to comply with our obligations under various privacy laws and regulations) could result in damage to our reputation, fines, regulatory sanctions or interventions, contractual or financial liabilities, additional compliance costs, loss of employees or customers, and other forms of costs, losses or reimbursements, any of which could materially adversely affect our operations or financial condition. Our insurance coverage may not be sufficient to cover all such costs or consequences.

Damage to our key data centers could affect our ability to sustain critical business applications.
Many business processes critical to our continued operation are housed in our data center situated within the corporate headquarters complex as well as regional data centers in Asia-Pacific and Europe. Those processes include, but are not limited to, payroll, customer reporting and order management. While we have taken steps to protect these operations and have developed remote recovery capabilities, the loss of a data center would create a substantial risk of business interruption which could have a material adverse effect on our business, financial condition and results of operations.
Our information technology projects may not yield their intended results.
At the present time, we have a number of information technology projects in process or in the planning stages, including improvements to applicant onboarding and tracking systems, order management, billing and customer data analytics. Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results. Any delays in completing, or an inability to successfully complete, these technology initiatives or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition. In addition, our information technology investments and strategy may not provide the ability to keep up with evolving industry trends and customer expectations which could weaken our competitive position.
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
We are subject to federal taxes and a multitude of state and local taxes in the U.S. and taxes in foreign jurisdictions. Our tax expense could be materially impacted by changes in tax laws in these jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in the mix of income by country. We are also subject to unclaimed or abandoned property (escheat) laws which require us to remit to certain U.S. government authorities the property of others held by us that has been unclaimed for a specified period of time, such as payroll checks issued to temporary employees. The demographics of our workforce and the visibility of our industry may make it more likely we become a target of government investigations, and we are regularly subject to audit by tax authorities. Although we believe our tax and unclaimed property estimates are reasonable, the final determination of audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.
Failure to maintain specified financial covenants in our bank credit facilities, or credit market events beyond our control, could adversely restrict our financial and operating flexibility and subject us to other risks, including risk of loss of access to capital markets.
Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2015, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), may not be assured.  If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility.  In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility.  If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.
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
ITEM 3. LEGAL PROCEEDINGS.
The Company is a party to a pending nationwide class action lawsuit entitled Hillson et.al. v Kelly Services. The suit alleges that current and former temporary employees of Kelly Services are entitled to monetary damages for violation of the Fair Credit Reporting Act requirement that the notice and disclosure form provided to employees for purposes of conducting a background screening be a standalone document. On January 16, 2016, Kelly and plaintiffs agreed to settle the case. The parties still must agree to the settlement structure and secure court approval of the settlement. In light of amounts previously expensed and anticipated recoveries from third parties, Kelly recorded an accrual in the fourth quarter of $4.1 million to reflect the expected cost of the tentative settlement.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Year
2015
Class A common
High	$18.22	$17.86		$15.82	$17.51	$18.22
Low	15.10	14.66		13.47	13.67	13.47

Class B common
High	17.96	N/A	(1)	15.38	17.42	17.96
Low	15.85	N/A	(1)	13.20	12.24	12.24

Dividends	0.05	0.05		0.05	0.05	0.20

2014
Class A common
High	$26.17	$25.31		$18.00	$17.81	$26.17
Low	22.50	17.05		14.86	14.74	14.74

Class B common
High	30.00	25.71		17.49	17.26	30.00
Low	21.56	17.00		16.04	14.33	14.33

Dividends	0.05	0.05		0.05	0.05	0.20

(1) No trading in the Company’s Class B common shares was reported for the applicable period.
Holders
The number of holders of record of our Class A and Class B common stock were approximately 8,400 and 300, respectively, as of February 5, 2016.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
During the fourth quarter of 2015, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
September 28, 2015 through November 1, 2015	63,447	$14.21	—	$—

November 2, 2015 through November 29, 2015	1,777	16.90	—	—

November 30, 2015 through January 3, 2016	647	16.15	—	—

Total	65,871	$14.31	—

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 65,871 shares were reacquired during the Company’s fourth quarter.

Performance Graph
The following graph compares the cumulative total return of our Class A common stock with that of the S&P 600 SmallCap Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2015. The graph assumes an investment of $100 on December 31, 2010 and that all dividends were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2010 – December 31, 2015

	2010	2011	2012	2013	2014	2015
Kelly Services, Inc.	$100.00	$73.24	$85.52	$136.98	$94.53	$90.80
S&P SmallCap 600 Index	$100.00	$101.02	$117.51	$166.05	$175.61	$172.15
S&P 1500 Human Resources and Employment Services Index	$100.00	$84.50	$94.60	$166.95	$167.56	$180.89

ITEM 6. SELECTED FINANCIAL DATA.
The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years. This table should be read in conjunction with the other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this report. The statement of earnings data for the 2012 and 2011 fiscal years as well as the balance sheet data as of 2013, 2012 and 2011 are derived from consolidated financial statements previously on file with the SEC.

(In millions except per share amounts)	2015 (1)	2014	2013	2012	2011

Revenue from services	$5,518.2	$5,562.7	$5,413.1	$5,450.5	$5,551.0
Earnings from continuing operations (2)	53.8	23.7	58.9	49.7	64.9
Earnings (loss) from discontinued operations, net of tax (3)	—	—	—	0.4	(1.2)
Net earnings	53.8	23.7	58.9	50.1	63.7

Basic earnings per share:
Earnings from continuing operations	1.39	0.61	1.54	1.31	1.72
Earnings (loss) from discontinued operations	—	—	—	0.01	(0.03)
Net earnings	1.39	0.61	1.54	1.32	1.69

Diluted earnings per share:
Earnings from continuing operations	1.39	0.61	1.54	1.31	1.72
Earnings (loss) from discontinued operations	—	—	—	0.01	(0.03)
Net earnings	1.39	0.61	1.54	1.32	1.69

Dividends per share
Classes A and B common	0.20	0.20	0.20	0.20	0.10

Working capital (4)	411.3	428.1	474.5	470.3	417.0
Total assets	1,939.6	1,917.9	1,798.6	1,635.7	1,541.7
Total noncurrent liabilities	228.4	224.1	214.0	172.4	168.3

(1)	Fiscal year included 53 weeks.

(2)	Included in results of continuing operations are asset impairments of $1.7 million in 2013 and $3.1 million in 2012.

(3)	Discontinued operations represent adjustments to assets and liabilities retained from the 2007 sale of Kelly Home Care.

(4)	Working capital is calculated as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
The Workforce Solutions Industry
The staffing industry has changed dramatically over the last decade — transformed by globalization, competitive consolidation and secular shifts in labor supply and demand.  Global employment trends are reshaping and redefining traditional employment models, sourcing strategies and human resource capability requirements. In response, the industry has accelerated its evolution from commercial into professional/technical and outsourced solutions.
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

Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. Our staffing operations are divided into three regions (Americas, EMEA and APAC), with commercial and professional/technical staffing businesses in each region. As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global Outsourcing & Consulting Group (OCG). OCG delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, we help customers plan for and manage their acquisition of contingent and full-time labor, and gain access to service providers and quality talent at competitive rates with minimized risk.
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 54 days on a global basis as of the 2015 year end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
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

In order to accelerate our strategy, execute our commitment to growth, and work toward our long-term goal, we made targeted investments in 2014, which included adjusting our operating models and increasing the resources necessary for driving growth in higher-margin specialties and solutions. Specifically, we designed our investments to align with our long-term strategic objectives including growing Americas PT staffing and expanding our global OCG solutions. These investments are intended to achieve strong sales growth in both OCG and our Americas PT segments.

To bring additional efficiency to our operating models across the organization, on September 15, 2014, the Board of Directors of the Company approved a management simplification restructuring plan (“Plan”) that we completed during the fourth quarter of 2014. With our new delivery models in place, we entered 2015 focused on executing our strategy, and we made progress on several fronts:

•
Earnings from operations for the full year of 2015 totaled $66.7 million compared to $21.9 million in 2014. Included in the results from operations for 2014 are restructuring charges of $12.0 million. Excluding this item, earnings from operations were $33.9 million in 2014.

•
Our OCG segment earned a full-year operating profit of $28.5 million, a 76% increase compared to last year. OCG delivered good bottom-line leverage as top-line revenue growth continues to confirm the increased market demand for outsourced solutions. Growth was particularly strong in BPO and CWO, which continue to be key drivers of our strategic and financial progress.

•
Though overall Americas PT revenue grew just 2% year-over-year in both reported and constant currency, accounts serviced through our U.S. branch network delivered strong growth of 16% in our PT specialties. Our expanded salesforce is pursuing and winning new business, while our PT recruiting centers are efficiently connecting U.S. clients with specialized talent. We will need to continue to accelerate PT growth, particularly within accounts serviced through our centralized delivery model, to fully realize the expected benefit of our investments. The success of these investments are impacted by the shifting of some of our large account customers from single-sourced arrangements to a more competitively sourced model. While this places additional pressure on growth in these PT accounts, competitively sourced arrangements create additional opportunities in our OCG business.

•
Despite foreign currency exchange rates negatively impacting the total year-over-year change in gross profit, on a constant currency basis, Kelly delivered strong operating leverage. For the full year, growth in constant currency earnings from operations excluding the 2014 restructuring charges represented nearly 70% of our constant currency gross profit growth.

Kelly remains focused on executing a well-formed strategy with increased speed and precision, making the necessary investments to advance that strategy. We have set our sights on becoming an even more competitive, consultative, and profitable company, and we are reshaping our business to make that vision a reality. With our new operating models in place, we are working to rebalance our resources to align with our goals for growth, intentionally rebalancing our workforce toward roles that drive increased revenue and GP for the company.

As we measure our progress against both revenue growth and improved operating leverage, we believe “conversion rate” (earnings from operations as a percentage of gross profit) is an important metric that will provide useful insight as we execute our plans. The goals we have established are based on the current economic and business environment, and may change as conditions warrant:

•	We expect to grow PT and OCG revenue, creating a more balanced portfolio that yields benefits from an improved mix.

•	We expect Commercial to remain a core component of our strategy.

•	We expect to exercise strict control over our cost base, delivering structural improvements that create strong operating leverage.

•	And, as a result, we expect our conversion rate to continue to improve.

Looking ahead, we anticipate a stable U.S. labor market and an increasing demand for skilled workers. Companies are relying more heavily on the use of flexible staffing models; there is growing acceptance of free agents and contractual employment by companies and talent alike; and companies are seeking more comprehensive workforce management solutions that lend themselves to Kelly’s talent supply chain management approach. This shift in demand for contingent labor and strategic solutions plays to our strengths and experience — particularly serving large companies whose needs span the globe and cross multiple labor categories.

Financial Measures
Return on sales (earnings from operations divided by revenue from services) and conversion rate in the following tables are ratios used to measure the Company’s pricing strategy and operating efficiency.
Constant currency (“CC”) change amounts are non-GAAP (Generally Accepted Accounting Principles) measures. The CC change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2015 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2014. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative expenses (“SG&A”) within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with their normal business operations. Non-GAAP measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.
Staffing Fee-Based Income
Staffing fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations
2015 versus 2014

Total Company
(Dollars in millions)

	2015 (53 Weeks)	2014 (52 Weeks)	Change		CC Change
Revenue from services	$5,518.2	$5,562.7	(0.8)%		4.7%
Staffing fee-based income	65.3	76.5	(14.5)		(4.8)
Gross profit	920.3	908.4	1.3		6.4
SG&A expenses excluding restructuring charges	853.6	874.5	(2.4)		2.2
Restructuring charges	—	12.0	(100.0)		(100.0)
Total SG&A expenses	853.6	886.5	(3.7)		0.8
Earnings from operations	66.7	21.9	206.2

Gross profit rate	16.7%	16.3%	0.4	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.5	15.7	(0.2)
% of gross profit	92.8	96.3	(3.5)
Return on sales	1.2	0.4	0.8
Conversion rate	7.2	2.4	4.8

Total Company revenue from services for 2015 was down 0.8% in comparison to the prior year, primarily as a result of currency fluctuations. During 2015, the U.S. dollar strengthened against certain currencies, primarily the Euro, Russian ruble and the Australian dollar, compared to 2014. On a CC basis, total Company revenue increased 4.7% year over year, as more fully described in the following discussions. The 2015 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. The 53rd week added approximately 1% to 2015 reported and CC revenue.
The gross profit rate increased 40 basis points on a year-over-year basis. As more fully described in the following discussions, an increase in the Americas region gross profit rate was partially offset by declines in the gross profit rate in EMEA, APAC and OCG.
SG&A expenses excluding restructuring costs decreased 2.4% year over year, reflecting the impact of changes in foreign currency exchange rates. On a CC basis, SG&A expenses increased 2.2% due to higher expenses in our U.S. branch-based and OCG businesses and higher corporate litigation-related expenses. These increases were partially offset by the cost savings of our Plan, and continued cost management efforts in EMEA and APAC. Restructuring charges in 2014 include $9.9 million related to the Plan, $0.8 million of costs incurred for exiting the staffing business in Sweden and $1.3 million related to closing branches in Australia and consolidating back office functions in Australia and New Zealand.
Income tax expense for 2015 was $8.7 million, compared to a benefit of $7.1 million for 2014. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits, and the change in cash surrender value of non-taxable investments in life insurance policies.  It is also affected by discrete items that may occur in any given year but are not consistent from year to year, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets.  The 2015 year-over-year increase in income tax expense is primarily due to increased pretax income.  The work opportunity credit program was extended through 2019 in the fourth quarter of 2015 and retroactively applied to 2015, providing stability for this item.

Diluted earnings per share for 2015 were $1.39, as compared to $0.61 for 2014.

Total Americas
(Dollars in millions)

	2015 (53 Weeks)	2014 (52 Weeks)	Change		CC Change
Revenue from services	$3,576.2	$3,565.6	0.3%		2.0%
Staffing fee-based income	32.1	30.0	7.2		9.0
Gross profit	565.3	535.5	5.5		7.1
Total SG&A expenses	456.6	446.8	2.2		3.7
Earnings from operations	108.7	88.7	22.7

Gross profit rate	15.8%	15.0%	0.8	pts.
Expense rates:
% of revenue	12.8	12.5	0.3
% of gross profit	80.8	83.5	(2.7)
Return on sales	3.0	2.5	0.5
The increase in reported Americas revenue from services was due to a 2% increase in hours worked, offset by a 2% decrease in average bill rates. Average bill rates were flat on a constant currency basis. The increase in hours worked was due to increases in our local branch network customer activity. Americas represented 65% of total Company revenue in 2015 and 64% in 2014. The 53rd week added approximately 1% to 2015 reported and CC revenue in Americas.
Revenue in our Commercial segment was flat and up 2% on a CC basis in comparison to the prior year. The increase in CC revenue in Commercial was primarily due to increases in our educational staffing business, as a result of new customer wins, and in our light industrial product, due to increased demand at existing customer locations, coupled with additional new customer wins. Light industrial business is up primarily in accounts serviced through our branch-based delivery model. Volume in our large accounts using our centralized delivery model is down as a result of our exit from certain large accounts due to pricing discipline and the reduced revenue from our natural resources customers related to lower oil prices.
In the PT segment, reported and CC revenue was up 2% in comparison to the prior year. Increases in accounts serviced through our branch delivery model more than offset the decreases in accounts for customers services through the centralized delivery model. Revenue has increased in our science and finance products, while revenue in our engineering product decreased primarily due to the completion of certain projects. IT revenue, specifically in the centralized delivery model, is down mainly due to customers moving from a traditional staffing model to an outsourced model delivered by our OCG business. On an overall basis, we have seen a shift in the buying behavior of our large centrally delivered customers from single-sourced arrangements to a more competitively sourced model, which puts pressure on revenue in accounts serviced in our centralized delivery model.
The increase in the gross profit rate was primarily due to improved management of our payroll taxes and employee benefit costs, coupled with improved pricing in our U.S. branch network and overall customer mix.
The increase in SG&A expenses is attributable to the increased incentive costs and compensation in our local branch network, partially offset by the impact of the Plan we implemented in the fourth quarter of last year.

Total EMEA
(Dollars in millions)

	2015 (53 Weeks)	2014 (52 Weeks)	Change		CC Change
Revenue from services	$945.0	$1,085.0	(12.9)%		3.4%
Staffing fee-based income	23.3	30.8	(24.5)		(7.1)
Gross profit	143.2	173.5	(17.5)		(1.7)
SG&A expenses excluding restructuring charges	129.2	160.6	(19.6)		(5.0)
Restructuring charges	—	0.8	(100.0)		(100.0)
Total SG&A expenses	129.2	161.4	(20.0)		(5.5)
Earnings from operations	14.0	12.1	16.1

Gross profit rate	15.2%	16.0%	(0.8)	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.7	14.8	(1.1)
% of gross profit	90.2	92.5	(2.3)
Return on sales	1.5	1.1	0.4

The decrease in reported EMEA revenue from services was primarily due to the impact of changes in foreign currency exchange rates. The increase in CC revenue from services was due to a 7% increase in hours, partially offset by a 3% decrease in average bill rates on a CC basis, combined with a decrease in staffing fee-based income. The increase in hours was due primarily to higher hours volume in Portugal and France, partially offset by a reduction of hours volume with larger customers in Switzerland. The decrease in average bill rates was due primarily to increasing revenue in Portugal, a country with lower average bill rates. EMEA represented 17% of total Company revenue in 2015 and 20% in 2014. The 53rd week added approximately 1% to 2015 reported and CC revenue in EMEA.

The EMEA gross profit rate decreased primarily due to a decline in the temporary gross profit rate and a decline in staffing fee-based income. Staffing fee-based income declined in both Commercial and PT, primarily in Russia, partially offset by increases in staffing fee-based income in some other countries. Economic conditions in Russia continue to be challenging, resulting in the decline in staffing fee-based income. The decrease in the temporary gross profit rate was primarily driven by unfavorable country mix, as described above.
SG&A expenses decreased due to cost saving actions taken in 2015, primarily in Switzerland, Norway and the U.K., and the exit of staffing operations in Sweden. Restructuring costs recorded in 2014 reflect costs incurred for exiting the staffing business in Sweden.

Total APAC
(Dollars in millions)

	2015 (53 Weeks)	2014 (52 Weeks)	Change		CC Change
Revenue from services	$387.7	$392.2	(1.1)%		12.9%
Staffing fee-based income	11.6	15.7	(25.5)		(16.3)
Gross profit	55.8	60.2	(7.4)		5.2
SG&A expenses excluding restructuring charges	46.7	56.4	(17.0)		(5.9)
Restructuring charges	—	1.3	(100.0)		(100.0)
Total SG&A expenses	46.7	57.7	(19.0)		(8.1)
Earnings from operations	9.1	2.5	261.6

Gross profit rate	14.4%	15.4%	(1.0)	pts.
Expense rates (excluding restructuring charges):
% of revenue	12.1	14.4	(2.3)
% of gross profit	83.9	93.6	(9.7)
Return on sales	2.3	0.6	1.7

The reported change in total APAC revenue from services was primarily due to the impact of changes in foreign currency exchange rates. The increase in revenue from services on a CC basis was primarily due to a 13% increase in hours worked, primarily in India. Average bill rates declined 11% on a reported basis and increased 1% on a CC basis. APAC revenue represented 7% of total Company revenue in both 2015 and 2014. The 53rd week in fiscal 2015 did not have a material impact on reported and CC revenue in APAC.
The gross profit rate declined due to decreases in the staffing fee-based income and the temporary gross profit rate, partially offset by higher-than-expected wage credits in Singapore. The reduction in the temporary gross profit rate was due to an increased proportion of large accounts with lower margins. Staffing fee-based income decreased due mainly to a weaker hiring climate in Australia and Singapore. Singapore wage credits include additional prior year credits received in the current year, and totaled $5.2 million in 2015 and $2.2 million in 2014.
The decrease in SG&A expenses excluding restructuring charges was due to continuing productivity improvements primarily achieved by consolidating the Australia and New Zealand operations in the prior year. Restructuring charges in 2014 relate to costs for exiting branches in Australia and consolidating back office functions in Australia and New Zealand.

OCG
(Dollars in millions)

	2015 (53 Weeks)	2014 (52 Weeks)	Change		CC Change
Revenue from services	$673.8	$586.8	14.8%		16.6%
Gross profit	160.6	143.6	11.9		14.2
Total SG&A expenses	132.1	127.3	3.7		6.4
Earnings from operations	28.5	16.3	75.8

Gross profit rate	23.8%	24.5%	(0.7)	pts.
Expense rates:
% of revenue	19.6	21.7	(2.1)
% of gross profit	82.2	88.7	(6.5)
Return on sales	4.2	2.8	1.4
Revenue from services in the OCG segment increased during 2015 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 25% year over year and CWO, which includes PPO, grew by 17% year over year. The revenue growth in BPO and CWO was due to the expansion of programs with existing customers and, to a lesser extent, new customers. OCG revenue represented 12% of total Company revenue in 2015 and 11% in 2014. The 53rd week added approximately 1% to 2015 reported and CC revenue in OCG.
The OCG gross profit rate decrease is due to practice area mix, as our lower margin BPO and PPO businesses experienced strong volume growth. While both BPO and PPO experienced margin increases in addition to strong revenue growth, it was insufficient to offset the margin decline and volume contraction in the higher margin RPO business. RPO experienced volume and margin decline mainly due to customers in the oil and gas industry.
The increase in SG&A expenses was primarily a result of costs associated with increased volume with existing customers and implementation costs of new customers mainly in our CWO and KellyConnect practice areas.

Results of Operations
2014 versus 2013

Total Company
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$5,562.7	$5,413.1	2.8%		3.8%
Staffing fee-based income	76.5	80.5	(5.2)		(2.3)
Gross profit	908.4	889.5	2.1		3.2
SG&A expenses excluding restructuring charges	874.5	832.9	5.0		6.0
Restructuring charges	12.0	1.6	NM		NM
Total SG&A expenses	886.5	834.5	6.2		7.3
Asset impairments	—	1.7	(100.0)
Earnings from operations	21.9	53.3	(59.1)

Gross profit rate	16.3%	16.4%	(0.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.7	15.4	0.3
% of gross profit	96.3	93.6	2.7
Return on sales	0.4	1.0	(0.6)
Conversion rate	2.4	6.0	(3.6)
Total Company revenue from services for 2014 was up 2.8% in comparison to 2013, and 3.8% on a constant currency basis. This reflected growth in OCG, as well as increased bill rates in Americas Commercial and hours worked in the EMEA and APAC regions. CC changes in revenue during 2014 were largely driven by changes in the Russian ruble, Canadian dollar, Australian dollar and Brazilian real.
The gross profit rate was down 10 basis points on a year-over-year basis. Decreases in the gross profit rate in EMEA, APAC and OCG were partially offset by an increase in the Americas gross profit rate.
SG&A expenses excluding restructuring costs increased 5.0% year over year as a result of investments in our PT and OCG businesses, as well as merit increases. Included in SG&A expenses for 2013 is $3.0 million for a settlement with the state of Delaware related to an unclaimed property examination. Restructuring costs in 2014 include $9.9 million related to the Plan completed in the fourth quarter of 2014, $0.8 million of costs incurred for exiting the staffing business in Sweden, and $1.3 million related to closing branches in Australia and consolidating back office functions in Australia and New Zealand. Restructuring costs in 2013 primarily relate to severance costs incurred from the Company’s decision to exit the OCG executive search business operating in Germany.
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
Revenue in our Commercial segment was up 3% and our PT revenue was down 1% in comparison to 2013. The increase in revenue in Commercial was due to increased revenue in our educational staffing business as a result of new customer wins, partially offset by revenue decreases in our office clerical and light industrial businesses. In the PT segment, we continued to see declines in revenue in our IT and finance products, partially offset by growth in revenue in our science and engineering products.
The increase in the gross profit rate was due to customer mix in Commercial and improved pricing in PT, partially offset by higher workers’ compensation cost. In Commercial, higher margin local business grew at a faster rate than large accounts. In PT, positive pricing adjustments for certain large customers drove an improvement in the gross profit rate.
SG&A expenses were up 6.5% in comparison to 2013. This increase is attributable to last year’s annual salary increases, increased incentive payments, additional recruiting and sourcing costs, and the planned investments for additional headcount in sales and recruiting staff, primarily for our PT segment. All of these increases were partially offset by the early benefits of our Plan. Included in SG&A expenses for 2013 is $3.0 million for a settlement with the state of Delaware related to an unclaimed property examination.

Total EMEA
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$1,085.0	$1,057.2	2.6%		4.0%
Staffing fee-based income	30.8	34.8	(11.4)		(7.3)
Gross profit	173.5	176.2	(1.6)		0.1
SG&A expenses excluding restructuring charges	160.6	164.3	(2.3)		(0.4)
Restructuring charges	0.8	0.4	60.5		62.7
Total SG&A expenses	161.4	164.7	(2.1)		(0.1)
Earnings from operations	12.1	11.5	5.5

Gross profit rate	16.0%	16.7%	(0.7)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.8	15.5	(0.7)
% of gross profit	92.5	93.2	(0.7)
Return on sales	1.1	1.1	—
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

Total APAC
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$392.2	$382.7	2.5%		6.0%
Staffing fee-based income	15.7	18.0	(13.1)		(9.8)
Gross profit	60.2	63.3	(4.8)		(1.4)
SG&A expenses excluding restructuring charges	56.4	60.2	(6.3)		(2.8)
Restructuring charges	1.3	0.3	373.4		387.1
Total SG&A expenses	57.7	60.5	(4.5)		(0.8)
Earnings from operations	2.5	2.8	(11.0)

Gross profit rate	15.4%	16.5%	(1.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	14.4	15.7	(1.3)
% of gross profit	93.6	95.1	(1.5)
Return on sales	0.6	0.7	(0.1)
The change in total APAC revenue from services reflected a 10% increase in hours worked, partially offset by a 3% decrease in average bill rates on a CC basis. The increase in hours worked was due to higher hours in India. The decrease in average bill rates was mainly due to country mix, with bill rates in India lower than the region’s average. APAC revenue represented 7% of total Company revenue for both 2014 and 2013.
The decrease in the gross profit rate was due to decreases in temporary margins and staffing fee-based income, which reduced the gross profit rate by approximately 65 and 70 basis points, respectively. Staffing fee-based income decreased by 11% in Singapore, due to high staff turnover, and by 20% in Australia, due to the weaker economic climate. The reduction in temporary margins is due to the increasing proportion of large accounts that have lower margins, as well as the effect of favorable adjustments to workers’ compensation reserves in Australia recorded in 2013. The favorable adjustments to workers’ compensation reserves, which were recorded in cost of services, totaled $1.3 million and accounted for 30 basis points of the year-over-year decline in the APAC region gross profit rate. These decreases were partially offset by the effect of a wage credit in Singapore, which totaled $2.2 million in 2014 and $0.7 million in 2013. This amount, which was recorded in cost of services and represents additional credits received for 2013 and 2014, partially offset the year-over-year decline in the APAC region gross profit rate by approximately 40 basis points.
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

OCG
(Dollars in millions)

	2014	2013	Change		CC Change
Revenue from services	$586.8	$509.5	15.2%		15.7%
Gross profit	143.6	128.2	12.0		12.4
SG&A expenses excluding restructuring charges	127.3	110.6	15.1		15.8
Restructuring charges	—	0.9	(100.0)		(100.0)
Total SG&A expenses	127.3	111.5	14.3		15.0
Asset impairments	—	1.7	(100.0)
Earnings from operations	16.3	15.0	7.3

Gross profit rate	24.5%	25.2%	(0.7)	pts.
Expense rates (excluding restructuring charges):
% of revenue	21.7	21.7	—
% of gross profit	88.7	86.3	2.4
Return on sales	2.8	3.0	(0.2)
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
The increase in SG&A expenses excluding restructuring is primarily a result of costs associated with increased volume with existing customers, implementation costs of new customers and planned investments. Asset impairments and restructuring charges in 2013 represent costs associated with the Company’s decision to exit the executive search business operating in Germany.

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
Cash and Equivalents
Cash and equivalents totaled $42.2 million at year-end 2015, compared to $83.1 million at year-end 2014. As further described below, during 2015, we generated $23.5 million of cash from operating activities, used $17.6 million of cash for investing activities and used $42.2 million in cash for financing activities. The decrease in balance of cash and equivalents from 2014 to 2015 is due to effective cash management.
Operating Activities
In 2015, we generated $23.5 million of net cash from operating activities, as compared to using $70.0 million in 2014 and generating $115.3 million in 2013. The change from 2014 to 2015 was primarily due to lower growth in trade accounts receivable and improving net earnings. The change from 2013 to 2014 was primarily due to growth in trade accounts receivable, along with the negative impact of $20.0 million related to supplier payments received at year-end 2013 which were paid out to suppliers during the first quarter of 2014. Included in operating assets and liabilities and net cash from operating activities for 2013 is an increase of $4.8 million related to the correction of an error from prior periods.
Trade accounts receivable totaled $1.1 billion at year-end 2015 and 2014. Global days sales outstanding (“DSO”) for the fourth quarter were 54 days for 2015 and 2014.
Our working capital position was $411.3 million at year-end 2015, a decrease of $16.8 million from year-end 2014. The reclassification of current deferred taxes to noncurrent deferred taxes as of the 2015 year end in accordance with the early adoption of new accounting guidance contributed to the decrease in working capital from 2014. The current ratio (total current assets divided by total current liabilities) was 1.5 at year-end 2015 and 2014.
Investing Activities
In 2015, we used $17.6 million of net cash for investing activities, compared to $27.2 million in 2014 and $20.8 million in 2013. Capital expenditures, which totaled $16.9 million in 2015, $21.7 million in 2014 and $20.0 million in 2013, primarily related to the Company’s technology programs.
Investment in equity affiliate represents cash contributions to TS Kelly, our equity affiliate in which we have a 49% ownership interest. In 2014, investment in equity affiliate includes $4.8 million for the acquisition of a China-based staffing company.
In 2013, a cash payment of $1.4 million to TS Kelly was improperly classified in operating activities in the consolidated statements of cash flows, resulting in the understatement of operating activities and overstatement of investing activities in the consolidated statements of cash flows for 2013.
Financing Activities
In 2015, we used $42.2 million of cash for financing activities, as compared to generating $56.6 million in 2014 and using $43.7 million in 2013. Changes in net cash from financing activities are primarily related to short-term borrowing activities. Debt totaled $55.5 million at year-end 2015 compared to $91.9 million at year-end 2014. Debt-to-total capital is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) was 5.8% at year-end 2015 and 9.9% at year-end 2014.
In 2015, the net change in short-term borrowings was primarily due to payments on our U.S. securitization facility. In 2014, the net change in short-term borrowings was primarily due to $60.0 million in additional borrowings on our securitization facility, used to fund our everyday operations, and $3.5 million in borrowings under the revolving line of credit in Brazil. In 2013, the net change in short-term borrowings was primarily due to repayments on the securitization facility funded with net cash generated from operating activities.

Dividends paid per common share were $0.20 in 2015, 2014 and 2013. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.
Contractual Obligations and Commercial Commitments
Summarized below are our obligations and commitments to make future payments as of year-end 2015:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Operating leases	$83.0	$32.4	$36.6	$12.3	$1.7
Short-term borrowings	55.5	55.5	—	—	—
Accrued insurance	66.7	26.7	18.7	6.7	14.6
Accrued retirement benefits	154.5	14.1	27.7	27.9	84.8
Other long-term liabilities	8.1	1.4	2.9	2.5	1.3
Uncertain income tax positions	1.9	0.6	0.4	0.2	0.7
Purchase obligations	40.6	25.8	14.8	—	—

Total	$410.3	$156.5	$101.1	$49.6	$103.1

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
At year-end 2015, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $51.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $50.0 million of short-term borrowings and $49.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. Throughout 2015 and as of the 2015 year end, we met the debt covenants related to our revolving credit facility and securitization facility. We intend to refinance our securitization facility, which expires on December 9, 2016, on or before the due date.

At year-end 2015, we also had additional unsecured, uncommitted short-term credit facilities totaling $16.3 million, under which we had borrowed $5.5 million. Details of our debt facilities as of the 2015 year end are contained in the Debt footnote in the notes to our consolidated financial statements.
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
Critical accounting estimates are those that we believe require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those estimates may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following estimates to be most critical in understanding the judgments involved in preparing our consolidated financial statements.
Workers’ Compensation
In the U.S., we have a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. There is no aggregate limitation on our per-risk exposure under these insurance and self-insurance programs. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors, based on our historical claims experience as well as industry experience, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, we also consider the nature, frequency and severity of the claims; reserving practices of our third party claims administrators; performance of our medical cost management and return to work programs; changes in our territory and business line mix; and current legal, economic and regulatory factors such as industry estimates of medical cost trends. Where appropriate, multiple generally accepted actuarial techniques are applied and tested in the course of preparing our estimates. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, we record a receivable from the insurance company for the excess amount.
We evaluate the accrual, and the underlying assumptions, regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $57.3 million and $57.6 million at year-end 2015 and 2014, respectively.
Income Taxes
Income tax expense is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals for uncertain tax positions under generally accepted accounting principles, which require that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) the position would be sustained upon examination by tax authorities who have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
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
Goodwill
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the same as our operating and reportable segments. If we have determined it is more likely than not the fair value for one or more reporting units is greater than their carrying value, we may use a qualitative assessment for the annual impairment test.
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
We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2015 and 2014 and determined that goodwill was not impaired. In both 2015 and 2014, we elected to perform a step one quantitative assessment for the Americas Commercial, Americas PT, OCG and APAC PT reporting units.
Our step one analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. As a measure of sensitivity, all four reporting units have an estimated fair value that is at least double the carrying value in 2015. In addition, reducing our revenue growth rate assumptions by more than 60% would not result in the estimated fair value falling below book value for all four reporting units.
At year-end 2015 and 2014, total goodwill amounted to $90.3 million for each year (see the Goodwill footnote in the notes to our consolidated financial statements).
Litigation
Kelly is subject to legal proceedings and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel, results of similar litigation and, in the case of class action lawsuits, participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2015 and 2014, the gross accrual for litigation costs amounted to $9.9 million and $5.7 million, respectively, which are included in accounts payable and accrued liabilities in the consolidated balance sheet.
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
In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expenses in the period in which we made such a determination. In addition, for billing adjustments related to errors, service issues and compromises on billing disputes, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required, and we would record a credit or charge to revenue from services in the period in which we made such a determination. As of year-end 2015 and 2014, the allowance for uncollectible accounts receivable was $10.5 million and $10.7 million, respectively.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions, changing market and economic conditions, our ability to achieve our business strategy, the risk of damage to our brand, the risk our intellectual assets could be infringed upon or compromised, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, our increasing dependency on third parties for the execution of critical functions, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates, material changes in demand from or loss of large corporate customers, risks associated with conducting business in foreign countries, including foreign currency fluctuations, availability of full-time employees to lead complex talent supply chain sales and operations, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, the risk of cyber attacks or other breaches of network or information technology security as well as risks associated with compliance on data privacy, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to maintain adequate financial and management processes and controls, impairment charges triggered by adverse industry developments or operational circumstances, unexpected changes in claim trends on workers’ compensation, disability and medical benefit plans, the impact of the Patient Protection and Affordable Care Act on our business, the impact of changes in laws and regulations (including federal, state and international tax laws), the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission.  Actual results may differ materially from any forward looking statements contained herein, and we have no intention to update these statements. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2015 earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 46 of this filing and are presented in pages 47-75.
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
Attestation Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 3, 2016, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant”, which is included on page 41, and “Code of Business Conduct and Ethics,” which is included on page 42, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 42, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.
ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.
The following individuals serve as executive officers of the Company as of January 3, 2016:

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Carl T. Camden President and Chief Executive Officer	61	1995	Served as officer of the Company.

George S. Corona Executive Vice President and Chief Operating Officer	57	2000	Served as officer of the Company.

Teresa S. Carroll Senior Vice President and General Manager, Global Talent Solutions	50	2000	Served as officer of the Company.

Peter W. Quigley Senior Vice President, General Counsel and Chief Administrative Officer	54	2004	Served as officer of the Company.

Antonina M. Ramsey Senior Vice President	61	1992	Served as officer of the Company.

Natalia A. Shuman Senior Vice President and General Manager, EMEA / APAC	42	2007	Served as officer of the Company.

Olivier G. Thirot Senior Vice President and and Chief Financial Officer	54	2008	Served as officer of the Company.

Laura S. Lockhart Vice President, Corporate Controller and Chief Accounting Officer	46	2008	Served as officer of the Company.

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
ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
Equity Compensation Plan Information
The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	12,000	$27.24	3,038,033

Equity compensation plans not approved by security holders (3)	—	—	—

Total	12,000	$27.24	3,038,033

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Directors Stock Option Plan and Non-Employee Directors Stock Plan.
The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 885,882 shares of restricted stock, 287,896 shares of financial measure performance awards earned but not yet vested and 250,000 shares of total shareholder return performance awards at maximum level (200%) granted to employees and not yet earned or vested at January 3, 2016.

(2)
The Equity Incentive Plan provides that the maximum number of shares available for grants, including stock options and restricted stock, is 15 percent of the outstanding Class A common stock, adjusted for plan activity over the preceding five years.

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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the three fiscal years ended January 3, 2016
Consolidated Statements of Comprehensive Income for the three fiscal years ended January 3, 2016
Consolidated Balance Sheets at January 3, 2016 and December 28, 2014
Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 3, 2016
Consolidated Statements of Cash Flows for the three fiscal years ended January 3, 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule -
For the three fiscal years ended January 3, 2016:
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

Date: February 18, 2016		KELLY SERVICES, INC.
Registrant

	By	/s/ Olivier G. Thirot
Olivier G. Thirot
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2016	*	/s/ T. E. Adderley
T. E. Adderley
Executive Chairman and Chairman of the Board and Director

Date: February 18, 2016	*	/s/ C. T. Camden
C. T. Camden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 18, 2016	*	/s/ C. M. Adderley
C. M. Adderley
Director

Date: February 18, 2016	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 18, 2016	*	/s/ J. E. Dutton
J. E. Dutton
Director

Date: February 18, 2016	*	/s/ T. B. Larkin
T. B. Larkin
Director

Date: February 18, 2016	*	/s/ C. L. Mallett, Jr.
C. L. Mallett, Jr.
Director

Date: February 18, 2016	*	/s/ L. A. Murphy
L. A. Murphy
Director

Date: February 18, 2016	*	/s/ D. R. Parfet
D. R. Parfet
Director

Date: February 18, 2016	*	/s/ H. Takahashi
H. Takahashi
Director

Date: February 18, 2016	*	/s/ B. J. White
B. J. White
Director

SIGNATURES (continued)

Date: February 18, 2016		/s/ O. G. Thirot
O. G. Thirot
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 18, 2016		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 18, 2016	*By	/s/ O.G. Thirot
O.G. Thirot
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of January 3, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of January 3, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 48.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Kelly Services, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the financial statements, Income Taxes, the company has changed its method of accounting for deferred tax assets and liabilities for the year ended January 3, 2016 due to the adoption of ASU 2017-15, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 18, 2016

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2015 (1)	2014	2013
	(In millions of dollars except per share items)
Revenue from services	$5,518.2	$5,562.7	$5,413.1

Cost of services	4,597.9	4,654.3	4,523.6

Gross profit	920.3	908.4	889.5

Selling, general and administrative expenses	853.6	886.5	834.5

Asset impairments	—	—	1.7

Earnings from operations	66.7	21.9	53.3

Other expense, net	4.2	5.3	4.5

Earnings from operations before taxes	62.5	16.6	48.8

Income tax expense (benefit)	8.7	(7.1)	(10.1)

Net earnings	$53.8	$23.7	$58.9

Basic earnings per share	$1.39	$0.61	$1.54
Diluted earnings per share	$1.39	$0.61	$1.54

Dividends per share	$0.20	$0.20	$0.20

Average shares outstanding (millions):
Basic	37.8	37.5	37.3
Diluted	37.9	37.5	37.3

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2015 (1)	2014	2013
	(In millions of dollars)
Net earnings	$53.8	$23.7	$58.9

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.4 million and $0.6 million and tax benefit of $0.0 million, respectively	(19.4)	(20.2)	(6.7)
Less: Reclassification adjustments included in net earnings	(0.2)	(0.9)	(0.1)
Foreign currency translation adjustments	(19.6)	(21.1)	(6.8)

Unrealized gains on investment, net of tax expense of $15.8 million, $8.2 million and $16.2 million, respectively	28.6	11.5	31.2

Pension liability adjustments, net of tax expense of $0.0 million, $0.0 million and $0.2 million, respectively	0.5	(0.8)	1.4
Less: Reclassification adjustments included in net earnings	0.1	0.1	0.2
Pension liability adjustments	0.6	(0.7)	1.6

Other comprehensive income (loss)	9.6	(10.3)	26.0

Comprehensive Income	$63.4	$13.4	$84.9

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2015	2014
	(In millions of dollars)
ASSETS
Current Assets:
Cash and equivalents	$42.2	$83.1
Trade accounts receivable, less allowances of $10.5 million and $10.7 million, respectively	1,139.1	1,122.8
Prepaid expenses and other current assets	45.8	47.9
Deferred taxes	—	34.4
Total current assets	1,227.1	1,288.2

Property and Equipment:
Property and equipment	361.8	360.0
Accumulated depreciation	(272.9)	(267.0)
Net property and equipment	88.9	93.0
Noncurrent Deferred Taxes	189.3	146.3
Goodwill, Net	90.3	90.3
Other Assets	344.0	300.1
Total Assets	$1,939.6	$1,917.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$55.5	$91.9
Accounts payable and accrued liabilities	405.5	364.0
Accrued payroll and related taxes	268.1	308.5
Accrued insurance	26.7	26.9
Income and other taxes	60.0	68.8
Total current liabilities	815.8	860.1

Noncurrent Liabilities:
Accrued insurance	40.0	43.9
Accrued retirement benefits	141.0	140.8
Other long-term liabilities	47.4	39.4
Total noncurrent liabilities	228.4	224.1

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders’ Equity:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2015 and 2014	36.6	36.6
Class B common stock, shares issued 3.5 million at 2015 and 2014	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.1 million shares at 2015 and 2.4 million at 2014	(43.7)	(49.2)
Class B common stock	(0.6)	(0.6)
Paid-in capital	25.4	24.9
Earnings invested in the business	813.5	767.4
Accumulated other comprehensive income	60.7	51.1
Total stockholders’ equity	895.4	833.7
Total Liabilities and Stockholders’ Equity	$1,939.6	$1,917.9

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2015 (1)	2014	2013
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—
Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	—	—	—
Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(49.2)	(55.6)	(61.0)
Issuance of restricted stock and other	5.5	6.4	5.4
Balance at end of year	(43.7)	(49.2)	(55.6)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	24.9	26.0	27.1
Issuance of restricted stock and other	0.5	(1.1)	(1.1)
Balance at end of year	25.4	24.9	26.0

Earnings Invested in the Business
Balance at beginning of year	767.4	751.3	700.0
Net earnings	53.8	23.7	58.9
Dividends	(7.7)	(7.6)	(7.6)
Balance at end of year	813.5	767.4	751.3

Accumulated Other Comprehensive Income
Balance at beginning of year	51.1	61.4	35.4
Other comprehensive income (loss), net of tax	9.6	(10.3)	26.0
Balance at end of year	60.7	51.1	61.4
Stockholders’ Equity at end of year	$895.4	$833.7	$822.6

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015 (1)	2014	2013
	(In millions of dollars)
Cash flows from operating activities:
Net earnings	$53.8	$23.7	$58.9
Noncash adjustments:
Impairment of assets	—	—	1.7
Depreciation and amortization	22.3	21.7	20.4
Provision for bad debts	3.7	5.3	2.0
Stock-based compensation	6.1	5.3	3.8
Deferred income taxes	(11.8)	(26.8)	(31.3)
Other, net	(4.7)	(2.2)	0.6
Changes in operating assets and liabilities	(45.9)	(97.0)	59.2

Net cash from (used in) operating activities	23.5	(70.0)	115.3

Cash flows from investing activities:
Capital expenditures	(16.9)	(21.7)	(20.0)
Investment in equity affiliate	(0.5)	(5.7)	—
Other investing activities	(0.2)	0.2	(0.8)

Net cash used in investing activities	(17.6)	(27.2)	(20.8)

Cash flows from financing activities:
Net change in short-term borrowings	(34.7)	63.9	(35.8)
Dividend payments	(7.7)	(7.6)	(7.6)
Other financing activities	0.2	0.3	(0.3)

Net cash (used in) from financing activities	(42.2)	56.6	(43.7)

Effect of exchange rates on cash and equivalents	(4.6)	(2.0)	(1.4)

Net change in cash and equivalents	(40.9)	(42.6)	49.4
Cash and equivalents at beginning of year	83.1	125.7	76.3

Cash and equivalents at end of year	$42.2	$83.1	$125.7

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations Kelly Services, Inc. is a global workforce solutions provider operating throughout the world.
Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 3, 2016 (2015, which contained 53 weeks), December 28, 2014 (2014, which contained 52 weeks) and December 29, 2013 (2013, which contained 52 weeks). The Company’s operations in Brazil are accounted for on a one-month lag. The Company’s equity investment in TS Kelly Workforce Solutions is accounted for on a one-quarter lag (see Investment in Equity Affiliate footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period. Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis.
Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. Certain prior period amounts have been reclassified to conform to the current presentation. All intercompany accounts and transactions have been eliminated.
Available-For-Sale Investment The Company’s available-for-sale investment, as further described in the Fair Value Measurements footnote, is carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized losses and declines in value below cost judged to be other-than-temporary, if any, are included as a component of asset impairments expense in the consolidated statement of earnings. The fair value of the available-for-sale investment is based on quoted market prices.
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
Revenue Recognition Revenue from services is recognized as services are provided by the temporary or contract employees. Revenue from permanent placement services is recognized at the time the permanent placement candidate begins full-time employment. Revenue from other fee-based services is recognized when the services are provided. Revenues from sales of services and the related direct costs are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When we act as an agent, we report the revenues on a net basis. Provisions for sales allowances (billing adjustments related to errors, service issues and compromises on billing disputes), based on historical experience, are recognized at the time the related sale is recognized as a reduction in revenue from services.
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
Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $7.6 million in 2015, $9.7 million in 2014 and $8.9 million in 2013.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

Category	2015	2014	Life
	(In millions of dollars)
Land	$3.8	$3.8		—
Work in process	2.5	6.9		—
Buildings and improvements	60.2	59.7	15	to	45 years
Computer hardware and software	229.5	221.7	3	to	12 years
Equipment, furniture and fixtures	34.0	34.1		5	years
Leasehold improvements	31.8	33.8	The lesser of the life of the lease or 5 years.
Total property and equipment	$361.8	$360.0

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service. Depreciation expense was $21.4 million for 2015, $20.3 million for 2014 and $18.4 million for 2013.
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
Impairment of Long-Lived Assets, Goodwill and Intangible Assets The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover the asset group’s carrying amount, in which the long-lived asset being tested for impairment resides, the asset is written down to its estimated fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or estimated fair value less cost to sell.
We test goodwill for impairment at the reporting unit level annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure and the financial information that is provided to and reviewed by the chief operating decision makers (“CODM”). We may use a qualitative assessment for one or more reporting units for the annual goodwill impairment test if we have determined that it is more likely than not that the fair value of the reporting unit(s) is more than their carrying value.
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
Accounts Payable Included in accounts payable are outstanding checks in excess of funds on deposit. Such amounts totaled $4.4 million and $28.7 million at year-end 2015 and 2014, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are outstanding checks in excess of funds on deposit. Such amounts totaled $4.9 million and $6.7 million at year-end 2015 and 2014, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.
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
Stock-Based Compensation The Company may grant restricted stock awards and units (collectively, “restricted stock”), stock options (both incentive and nonqualified), stock appreciation rights and performance awards to key employees associated with the Company’s Class A stock. The Company utilizes the market price on the date of grant as the fair value for restricted stock and the market price on the date of grant less the present value of the expected dividends not received during the vesting period for performance awards. The Company also estimates a fair value of performance awards related to relative total shareholder return using a Monte Carlo simulation model. The Company estimates the fair value of stock option awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in SG&A expense in the Company’s consolidated statements of earnings.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables present the assets carried at fair value as of year-end 2015 and 2014 on the consolidated balance sheet by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements on a Recurring Basis As of Year-End 2015
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.7	$3.7	$—	$—
Available-for-sale investment	142.3	142.3	—	—

Total assets at fair value	$146.0	$146.0	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2014
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.3	$3.3	$—	$—
Available-for-sale investment	97.9	97.9	—	—

Total assets at fair value	$101.2	$101.2	$—	$—

Money market funds as of year-end 2015 and 2014 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet as of year-end 2015 and 2014. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $28.6 million for the year ended 2015 and $11.5 million for the year ended 2014 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $17.2 million at year-end 2015 and 2014.
Assets Measured at Fair Value on a Nonrecurring Basis
We completed our annual impairment test for all reporting units in the fourth quarter for the fiscal years ended 2015 and 2014 and determined that goodwill was not impaired.
In 2015 and 2014, we elected to complete a step one quantitative test for all of our reporting units with goodwill. For both years, the estimated fair value of each reporting unit tested exceeded its related carrying value. As a result of these qualitative assessments, we determined it was more likely than not that the fair value of each of the reporting units was more than its carrying value.
During 2013, a triggering event for the evaluation of certain long-lived assets for impairment occurred as the Company made the decision to exit the executive search business operating in an asset group within Germany that was associated with the OCG business segment. Based on the Company’s estimates as of the 2013 second quarter end, a $1.7 million reduction in the carrying value of OCG intangible assets was recorded. The resulting expense was recorded in the asset impairments line on the consolidated statement of earnings.
3. Restructuring

On September 15, 2014, the Board of Directors of the Company approved a management simplification restructuring plan (“Plan”) that was subsequently communicated to Kelly personnel in October 2014. The Plan was completed during the fourth quarter of 2014. In addition to the Plan, in 2014, restructuring costs were incurred related primarily to exiting the staffing business in Sweden, exiting branches in Australia and consolidating back office functions in Australia and New Zealand. These were contract termination costs which were recorded in the EMEA and APAC regions in the segment results.

Restructuring costs incurred in 2014 totaled $12.0 million. There were no restructuring costs incurred in 2015.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of our global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars).

Balance as of year-end 2013	$—

Additions charged to corporate under the Plan	9.9
Additions charged to EMEA and APAC operations	2.1
Reductions for cash payments related to all restructuring activities	(5.1)

Balance as of year-end 2014	6.9

Reductions for cash payments related to all restructuring activities	(6.4)

Balance as of year-end 2015	$0.5

The remaining balance of $0.5 million as of year-end 2015 primarily represents severance costs and the majority is expected to be paid in the first quarter of 2016. No additional charges are expected to be incurred related to the Plan or to activities in Sweden, Australia and New Zealand.

4. Investment in Equity Affiliate
We have a 49% ownership interest in TS Kelly Workforce Solutions (“TS Kelly”). The operating results of our interest in TS Kelly are accounted for on a one-quarter lag under the equity method and are recorded in other expense, net in the consolidated statement of earnings (see Other Expense, Net footnote).
The total investment in TS Kelly was $9.4 million as of year-end 2015 and $9.6 million as of year-end 2014. In 2015, we made cash contributions to TS Kelly totaling $0.5 million. In 2014, we made net cash contributions and loans to TS Kelly totaling $5.7 million, which includes $4.8 million for the acquisition of a China-based staffing company. In 2013, we made a loan to TS Kelly of $1.4 million, which was subsequently capitalized in 2014. The amount due to or due from TS Kelly was immaterial as of year-end 2015 and 2014.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Goodwill
There were no changes in the net carrying amount of goodwill for the fiscal year 2015 as shown in the table below.

	As of Year-End 2014			As of Year-End 2015
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$—	$40.0	$(16.4)	$23.6
Americas PT	37.9	—	—	37.9	—	37.9
Total Americas	77.9	(16.4)	—	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	—	1.4	—	1.4
Total APAC	13.5	(12.1)	—	13.5	(12.1)	1.4

OCG	27.4	—	—	27.4	—	27.4
Consolidated Total	$191.2	$(100.9)	$—	$191.2	$(100.9)	$90.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the net carrying amount of goodwill for the fiscal year 2014 are included in the table below. Effective with the first quarter of 2014, the project-based legal services business in the Americas PT segment was reclassified to the OCG segment. Accordingly, the related portion of Americas PT goodwill was reclassified to OCG during the first quarter of 2014.

	As of Year-End 2013			As of Year-End 2014
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$—	$40.0	$(16.4)	$23.6
Americas PT	39.2	—	(1.3)	37.9	—	37.9
Total Americas	79.2	(16.4)	(1.3)	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	—	1.4	—	1.4
Total APAC	13.5	(12.1)	—	13.5	(12.1)	1.4

OCG	26.1	—	1.3	27.4	—	27.4
Consolidated Total	$191.2	$(100.9)	$—	$191.2	$(100.9)	$90.3
6. Other Assets
Included in other assets are the following:

	2015	2014
	(In millions of dollars)
Deferred compensation plan (see Retirement Benefits footnote)	$148.2	$149.0
Available-for-sale investment (see Fair Value Measurements footnote)	142.3	97.9
Wage credit receivable	19.9	13.6
Investment in equity affiliate (see Investment in Equity Affiliate footnote)	9.4	9.6
Workers' compensation receivable	8.2	11.5
Intangibles, net of accumulated amortization of $17.2 million in 2015 and $17.8 million in 2014	1.3	2.7
Other	14.7	15.8

Other assets	$344.0	$300.1

Intangible amortization expense, which is included in SG&A expenses, was $0.9 million, $1.4 million and $2.0 million in 2015, 2014 and 2013, respectively. Wage credit receivable is related to a tax law to enhance the competitiveness of businesses in France. Workers’ compensation receivable represents receivables from the insurance company for U.S. workers’ compensation claims in excess of the applicable loss limits.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt
Short-Term Debt
The Company has a $200.0 million revolving credit facility (the “Facility”) with a termination date of December 11, 2018. The Facility allows for borrowings in various currencies and is available to be used to fund working capital, acquisitions, and general corporate needs.
At year-end 2015, there were no borrowings under the Facility and a remaining capacity of $200.0 million. At year-end 2014, borrowings under the Facility were $0.4 million with an interest rate of 3.75%, and the remaining borrowing capacity was $199.6 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility had a facility fee of 20 basis points at year-end 2015 and 25 basis points at year-end 2014. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2015:

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
As of year-end 2015, the Securitization Facility carried $50.0 million of short-term borrowings at a rate of 0.82%, SBLCs of $49.0 million related to workers’ compensation at a rate of 0.40% and a remaining capacity of $51.0 million. As of year-end 2014, the Securitization Facility carried $88.0 million of short-term borrowings at a rate of 0.57%, SBLCs of $54.5 million related to workers’ compensation at a rate of 0.40% and a remaining capacity of $7.5 million. The rates above for short-term borrowings include the LIBOR interest rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a facility fee of 40 basis points on the full amount of the Securitization Facility, regardless of usage.
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
The Company had total unsecured, uncommitted short-term local credit facilities of $16.3 million as of year-end 2015. Borrowings under these lines totaled $5.5 million and $3.5 million at year-end 2015 and 2014, respectively. The interest rate for these borrowings was 2.75% at year-end 2015 and 2.50% at year-end 2014.

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
A nonqualified plan is provided for officers and certain other employees. This plan includes provisions for salary deferrals and Company matching contributions.
Effective January 1, 2015, the Board of Directors approved amendments to the qualified and unqualified defined contribution plans to increase Company matching contributions and eliminate the discretionary contributions.
In addition to the plans above, the Company also provides a qualified plan and a nonqualified plan to certain U.S.-based temporary employees.
The liability for the nonqualified plans was $150.3 million and $147.3 million as of year-end 2015 and 2014, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses, were a loss of $1.6 million in 2015, earnings of $7.6 million in 2014 and earnings of $15.7 million in 2013. In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the non-qualified deferred compensation plan noted above, was $148.2 million and $149.0 million at year-end 2015 and 2014, respectively. The cash surrender value of these insurance policies is included in other assets. Tax-free earnings on these assets, which were included in SG&A expenses, were $0.3 million in 2015, $7.3 million in 2014 and $17.4 million in 2013.
The net expense for retirement benefits for the qualified and nonqualified plans, including Company matching and discretionary contributions for full-time employees, totaled $5.7 million in 2015, $6.1 million in 2014 and $6.2 million in 2013. The expense related to retirement plan contributions for temporary employees, which is included in cost of services, is reimbursed by our customers.
In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2015 were $11.5 million, $7.3 million and $4.2 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2014 were $14.8 million, $9.5 million and $5.3 million, respectively. Total pension expense for these plans was $0.3 million, $0.9 million and $0.7 million in 2015, 2014 and 2013, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2016 are not significant.
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
The Company made dividend payments totaling $7.7 million in 2015 and $7.6 million in 2014 and 2013.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, during 2015 and 2014 are included in the table below. Amounts in parentheses indicate debits.

	Foreign Currency Translation Adjustments		Unrealized Gains and Losses on Investment	Pension Liability Adjustments		Total
	(In millions of dollars)
Balance at year-end 2014	$(3.0)		$56.3	$(2.2)		$51.1

Other comprehensive income (loss) before reclassifications	(19.4)		28.6	0.5		9.7

Amounts reclassified from accumulated other comprehensive income	(0.2)	(1)	—	0.1	(2)	(0.1)

Net current-period other comprehensive income	(19.6)		28.6	0.6		9.6

Balance at year-end 2015	$(22.6)		$84.9	$(1.6)		$60.7

	Foreign Currency Translation Adjustments		Unrealized Gains and Losses on Investment	Pension Liability Adjustments		Total
	(In millions of dollars)
Balance at year-end 2013	$18.1		$44.8	$(1.5)		$61.4

Other comprehensive income (loss) before reclassifications	(20.2)		11.5	(0.8)		(9.5)

Amounts reclassified from accumulated other comprehensive income	(0.9)	(1)	—	0.1	(2)	(0.8)

Net current-period other comprehensive income	(21.1)		11.5	(0.7)		(10.3)

Balance at year-end 2014	$(3.0)		$56.3	$(2.2)		$51.1

(1)	Amount was recorded in the other expense, net line item in the consolidated statement of earnings.

(2)	Amount was recorded in the SG&A expenses line item in the consolidated statement of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Earnings Per Share
The reconciliation of basic earnings per share on common stock for the year-end 2015, 2014 and 2013 follows (in millions of dollars except per share data).

	2015	2014	2013
Net earnings	$53.8	$23.7	$58.9
Less: Earnings allocated to participating securities	(1.4)	(0.7)	(1.5)
Net earnings available to common shareholders	$52.4	$23.0	$57.4

Basic earnings per share on common stock:	$1.39	$0.61	$1.54
Diluted earnings per share on common stock:	$1.39	$0.61	$1.54

Average common shares outstanding (millions)
Basic	37.8	37.5	37.3
Diluted	37.9	37.5	37.3

Due to the fact that there were no significant potentially dilutive common shares outstanding during the period, the computations of basic and diluted earnings per share on common stock are the same for 2015, 2014 and 2013. Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for 2015 were not significant. Stock options representing 0.1 million and 0.3 million shares for 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
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
11. Stock-Based Compensation
Under the Equity Incentive Plan, amended and restated February 12, 2015 and approved by the stockholders of the Company on May 6, 2015 (the “EIP”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock and performance awards to key employees associated with the Company’s Class A stock. The EIP provides that the maximum number of shares available for grants is 15 percent of the outstanding Class A stock, adjusted for EIP activity over the preceding five years. Shares available for future grants at year-end 2015 under the EIP were 2,738,086. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.
The Company recognized stock-based compensation cost of $7.9 million in 2015, $7.6 million in 2014 and $6.0 million in 2013, as well as related tax benefits of $3.0 million in 2015, $2.9 million in 2014 and $2.3 million in 2013.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock
Restricted stock, which typically vests over 4 years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.
A summary of the status of nonvested restricted stock under the EIP as of year-end 2015 and changes during this period is presented as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2014	1,192,550	$16.47
Granted	320,357	15.85
Vested	(361,475)	16.31
Forfeited	(265,550)	16.52
Nonvested at year-end 2015	885,882	$16.30
As of year-end 2015, unrecognized compensation cost related to unvested restricted stock totaled $12.0 million. The weighted average period over which this cost is expected to be recognized is approximately two years. The weighted average grant date fair value per share of restricted stock granted during 2015, 2014 and 2013 was $15.85, $15.63 and $19.74, respectively. The total fair value of restricted stock, which vested during 2015, 2014 and 2013, was $5.4 million, $7.1 million and $6.5 million, respectively.

Performance Shares
During 2015, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals over a stated period of time. For the 2015 performance share grant (“2015 grant”), the total target number of performance shares granted is 375,000, and the maximum number of performance shares that may be earned is 750,000, which assumes 200% of the target shares originally granted. Target shares of 250,000 may be earned upon the achievement of two financial goals (“financial measure performance shares”) and target shares of 125,000 may be earned based on the Company’s total shareholder return (“TSR”) relative to the S&P SmallCap 600 Index (“TSR performance shares”). No dividends are paid on these performance shares.
The financial measure performance shares, which have a weighted average grant date fair value of $16.31, have a one-year performance measure through fiscal 2015 and vest after the completion of an additional two-year service period. Based upon the level of achievement of specific financial performance goals for the 2015 grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 17, 2016, the Compensation Committee approved the actual performance achievement of the financial measure performance shares for the 2015 grant. Actual performance resulted in participants achieving 115% of target, or 287,896 shares for the financial measure performance awards on a combined basis. These shares will cliff-vest after the approval of the Compensation Committee, which will be no later than March 15, 2018, if not forfeited by the recipient. The total nonvested shares related to financial measure performance awards at year-end 2015 is 287,896.
TSR performance shares have a three-year performance measure with vesting at the end of the performance period. These shares have an estimated fair value of $16.01, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. If earned, TSR performance shares will be awarded and fully vest after the approval of the Compensation Committee, which will be no later than March 15, 2018, if not forfeited by the recipient. The total nonvested shares at maximum level (200%) related to TSR performance awards at year-end 2015 is 250,000.
As of year-end 2015, unrecognized compensation cost related to unvested financial measure performance shares and TSR performance shares totaled $3.3 million and $1.4 million, respectively. The weighted average period over which the costs are expected to be recognized is approximately two years.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options
Under the terms of the EIP, stock options may not be granted at prices less than the fair value of the Company’s Class A stock on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. No stock options were granted in 2015, 2014 and 2013.
A summary of the status of stock option grants under the EIP as of year-end 2015 and changes during this period is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at year-end 2014	33,000	$27.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(21,000)	27.45
Outstanding at year-end 2015	12,000	$27.24	0.35	$—
Options exercisable at year-end 2015	12,000	$27.24	0.35	$—

The table above represents 12,000 of non-employee director shares outstanding at year-end 2015.
As of year-end 2015, there was no unrecognized compensation cost related to unvested stock options. No stock options were exercised in 2015, 2014 and 2013.
Windfall tax benefits, which were included in the “Other financing activities” component of net cash from financing activities in the consolidated statements of cash flows, totaled $0.2 million in 2015, $0.4 million for 2014 and $0.5 million for 2013.
12. Other Expense, Net
Included in other expense, net are the following:

	2015	2014	2013
	(In millions of dollars)
Interest income	$0.3	$0.5	$0.4
Interest expense	(3.8)	(3.0)	(2.8)
Dividend income	0.9	0.7	0.6
Foreign exchange losses	(0.9)	(1.0)	(1.5)
Net loss on equity investment (see Investment in Equity Affiliate footnote)	(0.7)	(2.5)	(1.3)
Other	—	—	0.1

Other expense, net	$(4.2)	$(5.3)	$(4.5)
Dividend income includes dividends earned on the Company’s investment in Temp Holdings (see Fair Value Measurements footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes
Earnings before taxes for the years 2015, 2014 and 2013 were taxed under the following jurisdictions:

	2015	2014	2013
	(In millions of dollars)
Domestic	$28.9	$5.9	$35.1
Foreign	33.6	10.7	13.7
Total	$62.5	$16.6	$48.8
The provision for income taxes was as follows:

	2015	2014	2013
	(In millions of dollars)
Current tax expense:
U.S. federal	$8.3	$5.6	$7.3
U.S. state and local	1.4	1.4	3.5
Foreign	10.8	12.7	10.4
Total current	20.5	19.7	21.2
Deferred tax expense:
U.S. federal	(10.6)	(22.0)	(26.9)
U.S. state and local	0.8	(0.4)	(1.6)
Foreign	(2.0)	(4.4)	(2.8)
Total deferred	(11.8)	(26.8)	(31.3)
Total provision	$8.7	$(7.1)	$(10.1)
Deferred taxes are comprised of the following:

	2015	2014
	(In millions of dollars)
Depreciation and amortization	$(14.3)	$(14.4)
Employee compensation and benefit plans	70.6	70.4
Workers’ compensation	21.4	21.6
Unrealized gain on securities	(36.7)	(23.7)
Loss carryforwards	40.6	47.2
Credit carryforwards	113.4	103.0
Other, net	8.1	11.0
Valuation allowance	(50.9)	(58.5)
Net deferred tax assets	$152.2	$156.6
The deferred tax balance is classified in the consolidated balance sheet as:

	2015	2014
	(In millions of dollars)
Current assets, deferred tax	$—	$34.4
Noncurrent deferred tax asset	189.3	146.3
Current liabilities, income and other taxes	—	(0.4)
Noncurrent liabilities, other long-term liabilities	(37.1)	(23.7)
	$152.2	$156.6
As a result of early adopting ASU 2015-17 on a prospective basis, as of the 2015 year end, we reclassified our net current deferred tax asset to a net noncurrent deferred tax asset and our net current deferred tax liability to a net noncurrent deferred tax liability.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2015	2014	2013
	(In millions of dollars)
Income tax based on statutory rate	$21.9	$5.8	$17.1
State income taxes, net of federal benefit	1.3	0.7	1.2
General business credits	(17.9)	(17.5)	(26.2)
Life insurance cash surrender value	0.3	(2.2)	(5.8)
Foreign items	(2.3)	(0.2)	0.3
Foreign business taxes	3.7	4.2	3.9
Foreign tax law change	(0.7)	(2.2)	(4.6)
Non-deductible expenses	2.3	2.1	1.6
Change in deferred tax realizability	—	2.2	2.8
Other, net	0.1	—	(0.4)
Total	$8.7	$(7.1)	$(10.1)
General business credits primarily represent U.S. work opportunity credits. In 2012, the work opportunity credit was available only for veterans and pre-2012 hires. The full credit was retroactively reinstated on January 2, 2013, resulting in the inclusion of $9.3 million of tax benefits during 2013 that would have been recognized in 2012 if the law had been in effect. Foreign items include foreign income tax rate differences, foreign tax credits and deductions, and foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC Topic 740 (“ASC 740”), Income Taxes.
The Company has U.S. general business credit carryforwards of $111.6 million which will expire from 2031 to 2035, foreign tax credit carryforwards of $1.7 million that expire from 2022 to 2024 and $0.2 million of state credit carryforwards that expire from 2016 to 2035, or have no expiration. The net tax effect of state and foreign loss carryforwards at year-end 2015 totaled $40.6 million, which expire as follows (in millions of dollars):

Year	Amount
2016-2018	$2.3
2019-2021	1.9
2022-2025	0.4
2026-2029	0.1
No expiration	35.9
Total	$40.6
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
Provision has not been made for U.S. or additional foreign income taxes on an estimated $119.8 million of undistributed earnings which are permanently reinvested. If these earnings were to be repatriated, the Company would be subject to U.S. income taxes and foreign withholding taxes, adjusted for foreign tax credits.  Determination of the amount of any unrecognized deferred income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
	(In millions of dollars)
Balance at beginning of the year	$2.4	$2.8	$2.9

Additions for prior years’ tax positions	0.1	—	—
Reductions for prior years’ tax positions	(0.7)	(0.4)	(0.1)
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.1)	—	—

Balance at end of the year	$1.7	$2.4	$2.8

If the $1.7 million in 2015, $2.4 million in 2014 and $2.8 million in 2013 of unrecognized tax benefits were recognized, they would have a favorable effect of $1.1 million in 2015, $1.5 million in 2014 and $1.8 million in 2013 on income tax expense.
The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized a benefit of $0.2 million in 2015, expense of $0.1 million in 2014 and expense of $0.1 million in 2013 for interest and penalties. Accrued interest and penalties were $0.2 million at year-end 2015 and $0.4 million at year-end 2014.
The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2012 through 2015, Australia for fiscal years 2011 through 2015, Canada for fiscal years 2008 through 2015, France for fiscal years 2013 through 2015, Mexico for fiscal years 2010 through 2015, Portugal for fiscal years 2012 through 2015, Singapore for fiscal years 2011 through 2015, Switzerland for fiscal years 2006 through 2015, and United Kingdom for fiscal years 2012 through 2015.
The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.5 million for 2015, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.
14. Supplemental Cash Flow Information
Changes in operating assets and liabilities, as disclosed in the statements of cash flows, for the fiscal years 2015, 2014 and 2013, respectively, were as follows:

	2015	2014	2013
	(In millions of dollars)
Increase in trade accounts receivable	$(64.2)	$(155.4)	$(14.6)
Increase in prepaid expenses and other assets	(5.2)	(14.7)	(11.8)
Increase in accounts payable and accrued liabilities	50.9	36.4	43.8
(Decrease) increase in accrued payroll and related taxes	(23.7)	28.5	39.2
Decrease in accrued insurance	(4.2)	(2.7)	(2.9)
Increase in income and other taxes	0.5	10.9	5.5

Total changes in operating assets and liabilities	$(45.9)	$(97.0)	$59.2

The Company paid interest of $2.7 million, $1.6 million and $2.0 million in 2015, 2014 and 2013, respectively. The Company paid income taxes of $23.5 million in 2015, $10.9 million in 2014 and $16.9 million in 2013.
Non-cash capital expenditures totaled $1.8 million, $1.4 million and $1.1 million in 2015, 2014 and 2013, respectively.
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
15. Commitments
The Company conducts its branch-based operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of year-end 2015 (in millions of dollars):

Fiscal year:
2016	$32.4
2017	22.0
2018	14.6
2019	8.1
2020	4.2
Later years	1.7

Total	$83.0

Lease expense for fiscal 2015, 2014 and 2013 amounted to $37.5 million, $43.5 million and $45.6 million, respectively.
In addition to operating lease agreements, the Company has entered into noncancelable purchase obligations totaling $40.6 million. These obligations relate primarily to voice and data communications services and online tools which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.
16. Contingencies
The Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. At year-end 2015 and 2014, the gross accrual for litigation costs amounted to $9.9 million and $5.7 million, respectively, which are included in accounts payable and accrued liabilities in the consolidated balance sheet.
17. Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s CODM (the Company’s Chief Executive Officer and Chief Operating Officer) to determine resource allocation and assess performance. The Company’s seven reporting segments are: (1) Americas Commercial, (2) Americas Professional and Technical (“Americas PT”), (3) Europe, Middle East and Africa Commercial (“EMEA Commercial”), (4) Europe, Middle East and Africa Professional and Technical (“EMEA PT”), (5) Asia Pacific Commercial (“APAC Commercial”), (6) Asia Pacific Professional and Technical (“APAC PT”) and (7) Outsourcing and Consulting Group (“OCG”).

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
The Company regularly assesses its organizational structure, product/service offerings and information evaluated by the CODM to determine whether any changes have occurred that would impact its segment reporting structure.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings from operations before taxes, for 2015, 2014 and 2013. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	2015	2014	2013
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$2,604.3	$2,609.6	$2,545.6
Americas PT	971.9	956.0	967.8
Total Americas Commercial and PT	3,576.2	3,565.6	3,513.4

EMEA Commercial	773.5	894.7	877.5
EMEA PT	171.5	190.3	179.7
Total EMEA Commercial and PT	945.0	1,085.0	1,057.2

APAC Commercial	347.2	351.8	344.1
APAC PT	40.5	40.4	38.6
Total APAC Commercial and PT	387.7	392.2	382.7

OCG	673.8	586.8	509.5

Less: Intersegment revenue	(64.5)	(66.9)	(49.7)

Consolidated Total	$5,518.2	$5,562.7	$5,413.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2015	2014	2013
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$400.3	$379.6	$370.2
Americas PT gross profit	165.0	155.9	155.1
Americas Region gross profit	565.3	535.5	525.3
Americas Region SG&A expenses	(456.6)	(446.8)	(419.8)
Americas Region Earnings from Operations	108.7	88.7	105.5

EMEA Commercial gross profit	106.6	130.6	133.6
EMEA PT gross profit	36.6	42.9	42.6
EMEA Region gross profit	143.2	173.5	176.2
EMEA Region SG&A expenses	(129.2)	(161.4)	(164.7)
EMEA Region Earnings from Operations	14.0	12.1	11.5

APAC Commercial gross profit	45.3	47.5	49.3
APAC PT gross profit	10.5	12.7	14.0
APAC Region gross profit	55.8	60.2	63.3
APAC Region SG&A expenses	(46.7)	(57.7)	(60.5)
APAC Region Earnings from Operations	9.1	2.5	2.8

OCG gross profit	160.6	143.6	128.2
OCG SG&A expenses	(132.1)	(127.3)	(111.5)
OCG asset impairments	—	—	(1.7)
OCG Earnings from Operations	28.5	16.3	15.0

Less: Intersegment gross profit	(4.6)	(4.4)	(3.5)
Less: Intersegment SG&A expenses	4.6	4.4	3.5
Net Intersegment Activity	—	—	—

Corporate	(93.6)	(97.7)	(81.5)
Consolidated Total	66.7	21.9	53.3
Other Expense, Net	4.2	5.3	4.5
Earnings From Operations Before Taxes	$62.5	$16.6	$48.8

A summary of revenue from services by geographic area for 2015, 2014 and 2013 follows:

	2015	2014	2013
	(In millions of dollars)
Revenue From Services:
Domestic	$3,705.2	$3,535.8	$3,419.9
International	1,813.0	2,026.9	1,993.2

Total	$5,518.2	$5,562.7	$5,413.1

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of long-lived assets information by geographic area as of year-end 2015 and 2014 follows:

	2015	2014
	(In millions of dollars)
Long-Lived Assets:
Domestic	$75.8	$77.5
International	13.1	15.5

Total	$88.9	$93.0
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
In April 2015, the FASB issued ASU 2015-03 amending current guidance for debt issuance costs. The new guidance requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt liability rather than as an asset. In August 2015, ASU 2015-15 was issued to further clarify that line-of-credit arrangements may be presented as an asset and amortized over the term of the line-of-credit arrangement. These ASUs are effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015 and early adoption is permitted. The new guidance will be applied retrospectively to all prior periods presented. The adoption of this guidance is not expected to have a material effect on our financial statements.
In November 2015, the FASB issued ASU 2015-17 which simplifies the presentation of deferred income taxes. The amendment requires that deferred tax assets and liabilities must all be classified as noncurrent. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We have elected to early adopt this standard effective January 3, 2016 on a prospective basis. The adoption of this standard resulted in a reclassification of our net current deferred tax asset to a net noncurrent deferred tax asset and our net current deferred tax liability to a net noncurrent deferred tax liability.
In January 2016, the FASB issued ASU 2016-01 amending the current guidance for how entities measure certain equity investments, the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements relating to financial instruments. The new guidance requires entities to use fair value measurement for equity investments in unconsolidated entities, excluding equity method investments, and to recognize the changes in fair value in net income at the end of each reporting period. Under the new standard, for any financial liabilities in which the fair value option has been elected, the changes in fair value due to instrument-specific credit risk must be recognized separately in other comprehensive income. Presentation and disclosure requirements under the new guidance require public business entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost. In addition, financial assets and liabilities must now be presented separately in the notes to the financial statements and grouped by measurement category and form of financial asset. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is only permitted for the financial liability provision. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.
19. Related Party Transactions
Terence E. Adderley, the Executive Chairman and Chairman of the Board of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 93% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. Other than compensation relative to his services as executive chairmen of the Company, there were no material transactions between the Company and Terence E. Adderley in 2015 or 2014.
20. Subsequent Event
The Company is a party to a pending nationwide class action lawsuit entitled Hillson et.al. v Kelly Services. The suit alleges that current and former temporary employees of Kelly Services are entitled to monetary damages for violation of the Fair Credit Reporting Act requirement that the notice and disclosure form provided to employees for purposes of conducting a background screening be a standalone document. On January 16, 2016, Kelly and plaintiffs agreed to settle the case. The parties still must agree to the settlement structure and secure court approval of the settlement. In light of amounts previously expensed and anticipated recoveries from third parties, Kelly recorded an accrual in the fourth quarter of $4.1 million, in accounts payable and accrued liabilities in the consolidated balance sheet, to reflect the expected cost of the tentative settlement.
21. Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Year
	(In millions of dollars except per share data)
Revenue from services	$1,320.6	$1,385.0	$1,351.0	$1,461.6	$5,518.2
Gross profit	220.3	222.3	228.2	249.5	920.3
SG&A expenses	208.2	210.8	211.6	223.0	853.6
Net earnings	3.7	6.8	9.1	34.2	53.8
Basic earnings per share (2)	0.10	0.18	0.23	0.88	1.39
Diluted earnings per share (2)	0.10	0.18	0.23	0.88	1.39
Dividends per share	0.05	0.05	0.05	0.05	0.20

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,330.8	$1,410.5	$1,396.4	$1,425.0	$5,562.7
Gross profit	222.3	228.1	225.4	232.6	908.4
SG&A expenses	216.0	222.2	218.3	230.0	886.5
Restructuring charges included in SG&A expenses	—	1.8	4.0	6.2	12.0
Net earnings	2.5	2.8	1.4	17.0	23.7
Basic earnings per share (2)	0.07	0.07	0.03	0.44	0.61
Diluted earnings per share (2)	0.07	0.07	0.03	0.44	0.61
Dividends per share	0.05	0.05	0.05	0.05	0.20

(1)	Fourth Quarter 2015 included 14 weeks.

(2)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended January 3, 2016

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$10.7	3.7	—		(0.5)	(3.4)	$10.5

Deferred tax assets valuation allowance	$58.5	2.0	—		(5.3)	(4.3)	$50.9

Fiscal year ended December 28, 2014

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$9.9	4.8	0.5	(1)	(1.9)	(2.6)	$10.7

Deferred tax assets valuation allowance	$56.3	7.5	—		(2.7)	(2.6)	$58.5

Fiscal year ended December 29, 2013

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$10.4	2.5	(0.5)	(1)	—	(2.5)	$9.9

Deferred tax assets valuation allowance	$58.4	8.7	—		(1.1)	(9.7)	$56.3

(1)	Adjustment to provision for sales allowances charged to revenue from services.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, effective May 6, 2009 (Reference is made to Exhibit 3.1 to the Form 10-Q filed with the Commission on May 7, 2014, which is incorporated herein by reference).

3.2	By-laws, effective May 6, 2009 (Reference is made to Exhibit 3.2 to the Form 10-Q filed with the Commission on May 7, 2014, which is incorporated herein by reference).

10.1*
Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated February 12, 2015 (Reference is made to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 5, 2015, which is incorporated herein by reference).

10.2*
Kelly Services, Inc. Equity Incentive Plan, as amended and restated February 12, 2015 (Reference is made to Exhibit 10.2 to the Form 10-Q filed with the Commission on August 5, 2015, which is incorporated herein by reference).

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

14	Code of Business Conduct and Ethics, adopted August 3, 2015.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

INDEX TO EXHIBITS REQUIRED BY ITEM 601, REGULATION S-K (continued)

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.