Form 10-Q
period 2016-04-03
KELLY SERVICES INC
filed 2016-05-11
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
OR
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
Yes [  ] No [X]
At April 29, 2016, 34,579,935 shares of Class A and 3,437,643 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	April 3, 2016	March 29, 2015
Revenue from services	$1,349.1	$1,320.6

Cost of services	1,116.4	1,100.3

Gross profit	232.7	220.3

Selling, general and administrative expenses	218.0	208.2

Earnings from operations	14.7	12.1

Other expense, net	0.8	2.5

Earnings before taxes	13.9	9.6

Income tax expense	2.7	5.9

Net earnings	$11.2	$3.7

Basic earnings per share	$0.29	$0.10
Diluted earnings per share	$0.29	$0.10

Dividends per share	$0.05	$0.05

Average shares outstanding (millions):
Basic	38.0	37.7
Diluted	38.2	37.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 3, 2016	March 29, 2015
Net earnings	$11.2	$3.7

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.2 million in 2016 and benefit of $0.3 million in 2015	11.9	(8.4)
Less: Reclassification adjustments included in net earnings	(0.3)	(0.2)
Foreign currency translation adjustments	11.6	(8.6)

Unrealized (losses) gains on investment, net of tax benefit of $4.0 million in 2016 and tax expense of $1.7 million in 2015	(8.1)	3.1

Other comprehensive income (loss)	3.5	(5.5)

Comprehensive income (loss)	$14.7	$(1.8)

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	April 3, 2016	January 3, 2016
CURRENT ASSETS:
Cash and equivalents	$46.4	$42.2
Trade accounts receivable, less allowances of $11.6 and $10.5, respectively	1,168.8	1,139.1
Prepaid expenses and other current assets	53.0	45.8
Total current assets	1,268.2	1,227.1
PROPERTY AND EQUIPMENT:
Property and equipment	363.0	361.8
Accumulated depreciation	(277.3)	(272.9)
Net property and equipment	85.7	88.9
NONCURRENT DEFERRED TAXES	193.6	189.3
GOODWILL, NET	90.3	90.3
OTHER ASSETS	340.6	344.0
TOTAL ASSETS	$1,978.4	$1,939.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$39.3	$55.5
Accounts payable and accrued liabilities	437.4	405.5
Accrued payroll and related taxes	277.6	268.1
Accrued insurance	27.0	26.7
Income and other taxes	57.8	60.0
Total current liabilities	839.1	815.8
NONCURRENT LIABILITIES:
Accrued insurance	40.5	40.0
Accrued retirement benefits	145.2	141.0
Other long-term liabilities	42.8	47.4
Total noncurrent liabilities	228.5	228.4
Commitments and contingencies (see contingencies footnote)
STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2016 and 2015	36.6	36.6
Class B common stock, shares issued 3.5 at 2016 and 2015	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.1 shares at 2016 and 2015	(43.1)	(43.7)
Class B common stock	(0.6)	(0.6)
Paid-in capital	27.4	25.4
Earnings invested in the business	822.8	813.5
Accumulated other comprehensive income	64.2	60.7
Total stockholders’ equity	910.8	895.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,978.4	$1,939.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 3, 2016	March 29, 2015
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—
Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—
Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(43.7)	(49.2)
Issuance of restricted stock and other	0.6	0.1
Balance at end of period	(43.1)	(49.1)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Issuance of restricted stock and other	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	25.4	24.9
Issuance of restricted stock and other	2.0	1.0
Balance at end of period	27.4	25.9

Earnings Invested in the Business
Balance at beginning of period	813.5	767.4
Net earnings	11.2	3.7
Dividends	(1.9)	(1.9)
Balance at end of period	822.8	769.2

Accumulated Other Comprehensive Income
Balance at beginning of period	60.7	51.1
Other comprehensive income (loss), net of tax	3.5	(5.5)
Balance at end of period	64.2	45.6

Stockholders’ Equity at end of period	$910.8	$831.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net earnings	$11.2	$3.7
Noncash adjustments:
Depreciation and amortization	5.6	5.5
Provision for bad debts	1.7	1.2
Stock-based compensation	2.7	1.2
Other, net	(0.1)	(0.6)
Changes in operating assets and liabilities	(0.9)	(27.4)

Net cash from (used in) operating activities	20.2	(16.4)

Cash flows from investing activities:
Capital expenditures	(1.5)	(2.6)
Other investing activities	(0.3)	(0.2)

Net cash used in investing activities	(1.8)	(2.8)

Cash flows from financing activities:
Net change in short-term borrowings	(16.4)	(11.0)
Dividend payments	(1.9)	(1.9)

Net cash used in financing activities	(18.3)	(12.9)

Effect of exchange rates on cash and equivalents	4.1	(1.6)

Net change in cash and equivalents	4.2	(33.7)
Cash and equivalents at beginning of period	42.2	83.1

Cash and equivalents at end of period	$46.4	$49.4
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 3, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2016 (the 2015 consolidated financial statements). The Company’s first fiscal quarter ended on April 3, 2016 (2016) and March 29, 2015 (2015), each of which contained 13 weeks.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of first quarter-end 2016 and year-end 2015 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of First Quarter-End 2016
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.9	$3.9	$—	$—
Available-for-sale investment	131.6	131.6	—	—

Total assets at fair value	$135.5	$135.5	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2015
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.7	$3.7	$—	$—
Available-for-sale investment	142.3	142.3	—	—

Total assets at fair value	$146.0	$146.0	$—	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Money market funds as of first quarter-end 2016 and as of year-end 2015 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss, net of tax, of $8.1 million for the first quarter of 2016 and unrealized gain, net of tax, of $3.1 million for the first quarter of 2015 was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.5 million as of the first quarter-end 2016 and $17.2 million at year-end 2015.

3.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the first quarter 2016 and 2015 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income, as shown in the tables below, were recorded in the other expense, net line item in the consolidated statement of earnings.

	First Quarter 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(22.6)	$84.9	$(1.6)	$60.7
Other comprehensive income (loss) before reclassifications	11.9	(8.1)	—	3.8
Amounts reclassified from accumulated other comprehensive income	(0.3)	—	—	(0.3)
Net current-period other comprehensive income (loss)	11.6	(8.1)	—	3.5

Ending balance	$(11.0)	$76.8	$(1.6)	$64.2

	First Quarter 2015
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(3.0)	$56.3	$(2.2)	$51.1
Other comprehensive income (loss) before reclassifications	(8.4)	3.1	—	(5.3)
Amounts reclassified from accumulated other comprehensive income	(0.2)	—	—	(0.2)
Net current-period other comprehensive income (loss)	(8.6)	3.1	—	(5.5)

Ending balance	$(11.6)	$59.4	$(2.2)	$45.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the first quarter 2016 and 2015 follows (in millions of dollars except per share data):

	First Quarter
	2016	2015
Net earnings	$11.2	$3.7
Less: earnings allocated to participating securities	(0.3)	(0.1)
Net earnings available to common shareholders	$10.9	$3.6

Basic earnings per share on common stock	$0.29	$0.10
Diluted earnings per share on common stock	$0.29	$0.10

Average common shares outstanding (millions):
Basic	38.0	37.7
Diluted	38.2	37.8
Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the first quarter 2016 and 2015 were not significant.

5.  Stock-Based Compensation

Performance Shares

On February 17, 2016, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals over a stated period of time. For the 2016 performance share grant, the total target number of performance shares granted is 331,500, and the maximum number of performance shares that may be earned is 663,000, which assumes 200% of the target shares originally granted. Target shares of 248,625 may be earned upon the achievement of three financial goals (“financial measure performance shares”) and target shares of 82,875 may be earned based on the Company’s total shareholder return relative to the S&P SmallCap 600 Index (“TSR performance shares”). No dividends are paid on these performance shares.

The financial measure performance shares, which have a weighted average grant date fair value of $15.85, have a three-year performance period through December 31, 2018. These shares will cliff-vest after approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient. For each of the three financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2016, 2017, and 2018 goals. Accordingly, the Company will remeasure the fair value of the 2016 financial measure performance shares each reporting period until the 2018 goals are set, after which the fair value will be fixed for the remaining performance period. As of first quarter 2016, the current fair value for financial measure performance shares is $18.63.

The TSR performance shares also have a three-year performance period through December, 31 2018 and have an estimated fair value of $19.73, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk free interest rate. These shares will cliff-vest after approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient.

For the first quarter 2016, total compensation expense related to all performance shares totaled $1.3 million and the related tax benefit was $0.5 million. There was no compensation expense related to performance shares in the first quarter 2015 since the 2015 awards were not granted until the second quarter of 2015.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

6.  Other Expense, Net
Included in other expense, net for the first quarter 2016 and 2015 are the following:

	First Quarter
	2016	2015
	(In millions of dollars)
Interest income	$0.1	$0.1
Interest expense	(0.9)	(0.9)
Net gain (loss) on equity investment	0.1	(0.1)
Foreign exchange losses	(0.1)	(1.6)

Other expense, net	$(0.8)	$(2.5)

7.  Contingencies
The Company is a party to a pending nationwide class action lawsuit entitled Hillson et.al. v Kelly Services. The suit alleges that current and former temporary employees of Kelly Services are entitled to monetary damages for violation of the Fair Credit Reporting Act requirement that the notice and disclosure form provided to employees for purposes of conducting a background screening be a standalone document. On April 20, 2016, the parties entered into a formal settlement agreement. The parties still must secure court approval of the settlement. In light of amounts previously expensed and anticipated recoveries from third parties, Kelly recorded an accrual in the fourth quarter of 2015 of $4.1 million (in accounts payable and accrued liabilities in the consolidated balance sheet) to reflect the expected cost of the tentative settlement.
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
8.  Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision makers (“CODM”), the Company’s Chief Executive Officer and Chief Operating Officer, to determine resource allocation and assess performance. The Company’s seven reporting segments are: (1) Americas Commercial, (2) Americas Professional and Technical (“Americas PT”), (3) Europe, Middle East and Africa Commercial (“EMEA Commercial”), (4) Europe, Middle East and Africa Professional and Technical (“EMEA PT”), (5) Asia Pacific Commercial (“APAC Commercial”), (6) Asia Pacific Professional and Technical (“APAC PT”) and (7) Outsourcing and Consulting Group (“OCG”).
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the first quarter 2016 and 2015. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	First Quarter
	2016	2015
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$648.6	$641.4
Americas PT	237.1	232.8
Total Americas Commercial and PT	885.7	874.2

EMEA Commercial	175.5	178.3
EMEA PT	41.6	40.3
Total EMEA Commercial and PT	217.1	218.6

APAC Commercial	82.8	85.6
APAC PT	9.1	10.5
Total APAC Commercial and PT	91.9	96.1

OCG	168.2	149.5

Less: Intersegment revenue	(13.8)	(17.8)

Consolidated Total	$1,349.1	$1,320.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2016	2015
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$102.1	$97.8
Americas PT gross profit	41.6	38.9
Americas Region gross profit	143.7	136.7
Americas Region SG&A expenses	(116.6)	(113.5)
Americas Region Earnings from Operations	27.1	23.2

EMEA Commercial gross profit	23.6	24.6
EMEA PT gross profit	8.7	8.7
EMEA Region gross profit	32.3	33.3
EMEA Region SG&A expenses	(30.3)	(33.5)
EMEA Region Earnings from Operations	2.0	(0.2)

APAC Commercial gross profit	13.0	13.0
APAC PT gross profit	2.5	2.9
APAC Region gross profit	15.5	15.9
APAC Region SG&A expenses	(11.1)	(12.1)
APAC Region Earnings from Operations	4.4	3.8

OCG gross profit	42.3	35.5
OCG SG&A expenses	(36.9)	(32.7)
OCG Earnings from Operations	5.4	2.8

Less: Intersegment gross profit	(1.1)	(1.1)
Less: Intersegment SG&A expenses	1.1	1.1
Net Intersegment Activity	—	—

Corporate	(24.2)	(17.5)
Consolidated Total	14.7	12.1
Other Expense, Net	0.8	2.5

Earnings Before Taxes	$13.9	$9.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

9.  New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. Generally Accepted Accounting Principles (“GAAP”), the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year. This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The new standard will be effective for us beginning January 1, 2018 and we expect to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position and cash flows.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

10.  Subsequent Event
On April 7, 2016, the board of directors of the Company authorized an agreement with Temp Holdings to expand their existing North Asia joint venture, TS Kelly Workforce Solutions (formed in 2012). The new joint venture, TS Kelly Asia Pacific, will be formed by the transfer of the Company’s Asia Pacific staffing operations, which will be subsequently deconsolidated. This joint venture will be headquartered in Singapore and is expected to be the largest workforce solutions company in the Asia Pacific region.
The joint venture is projected to be finalized by the end of 2016 and combines the resources and expertise of Kelly’s staffing operations across Asia Pacific with Temp Holding’s businesses including Capita, with offices in Singapore and Malaysia; First Alliances, with offices in Vietnam; and Intelligence, with a presence in Indonesia, Vietnam, Singapore and Malaysia.
Upon the completion of all proposed transactions, Temp Holdings will own 51% of the expanded joint venture and the Company will continue to own the remaining 49%. The current chief executive officer of TS Kelly Workforce Solutions and executive officer of Temp Holdings will serve as CEO of TS Kelly Asia Pacific.
The joint venture will include staffing businesses from the Company and Temp Holdings, and the Company is expected to receive a cash payment. Once the Company has transferred its Asia Pacific staffing operations to the joint venture, it expects to record its interest in the joint venture as an equity method investment on the consolidated balance sheet and to include its share of earnings prospectively within the consolidated statement of earnings on a one-quarter lag. The Company also anticipates recording a gain on the deconsolidated assets of its Asia Pacific staffing operations. At this time, the Company does not expect the disposition to qualify for discontinued operations presentation.

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
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but is 55 days on a global basis as of the 2016 first quarter end, 54 days as of the 2015 year end and 57 days as of the 2015 first quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
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

Fueled by our 2014 investments in higher-margin specialties and solutions, Kelly’s strong performance in 2015 reaffirmed our strategic path and enabled us to raise the cash dividend for our shareholders. With a year of proven execution behind us, we entered 2016 with renewed confidence. Early in the year, we announced plans to expand our joint venture with Temp Holdings and form the largest workforce solutions company in the Asia-Pacific region, accelerating Kelly’s growth in the APAC market. Our U.S. branch network is delivering sustained growth in PT staffing and fees, and our global OCG business continues to expand its reach as a leading provider of talent supply chain management solutions.

Kelly’s first quarter results confirm that our strategy has placed us on a path for continued growth:

•
Earnings from operations for the first quarter of 2016 totaled $14.7 million compared to $12.1 million in the first quarter of 2015. Conversion rate for the first quarter was 6.3%, up from 5.5% in the same period last year.

•
In the OCG segment, earnings from operations totaled $5.4 million, a 90% increase compared to the same period last year. OCG delivered good bottom-line leverage as top-line revenue growth continues to confirm the increased market demand for outsourced solutions. Growth was particularly strong in BPO and CWO, which continue to be key drivers of our strategic and financial progress.

•
Though overall Americas PT revenue continues to grow 2% year-over-year in both reported and constant currency, accounts serviced through our U.S. branch network delivered strong growth of 11% in our PT specialties. Our expanded salesforce is pursuing and winning new business, while our PT recruiting centers are efficiently connecting U.S. clients with specialized talent. We will need to continue to accelerate PT growth, particularly within accounts serviced through our centralized delivery model, to fully realize the expected benefit of our investments.

•
Despite foreign currency exchange rates negatively impacting the total year-over-year change in gross profit, on a constant currency basis, Kelly continues to deliver strong operating results. For the quarter, EMEA delivered $2.0 million of earnings from operations and APAC contributed $4.4 million.

Kelly remains focused on executing a well-formed strategy with increased speed and precision, making the necessary investments to advance that strategy. We have set our sights on becoming an even more competitive, consultative and profitable company, and we are reshaping our business to make that vision a reality. We will continue to rebalance our resources to align with our goals for growth, intentionally focusing more of our workforce in roles that drive increased revenue and gross profit for the company. We will measure our progress against both revenue and gross profit growth and an improved conversion rate. The goals we have established are based on the current economic and business environment, and may change as conditions warrant:

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

Financial Measures
Return on sales (earnings from operations divided by revenue from services) and conversion rate (earnings from operations divided by gross profit) in the following tables are ratios used to measure the Company’s operating efficiency.
Constant currency (“CC”) change amounts are non-GAAP (Generally Accepted Accounting Principles) measures. The CC change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2016 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2015. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We believe that CC measurements are an important analytical tool to aid in understanding underlying operating trends without distortion due to currency fluctuations. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative expenses (“SG&A”) within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with their normal business operations. Non-GAAP measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.
Staffing Fee-Based Income
Staffing fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations
Total Company - First Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$1,349.1	$1,320.6	2.2%		4.6%
Staffing fee-based income	16.5	16.2	2.6		6.9
Gross profit	232.7	220.3	5.6		7.7
SG&A expenses	218.0	208.2	4.7		6.7
Earnings from operations	14.7	12.1	21.5

Gross profit rate	17.3%	16.7%	0.6	pts.
Expense rates:
% of revenue	16.2	15.8	0.4
% of gross profit	93.7	94.5	(0.8)
Return on sales	1.1	0.9	0.2
Conversion rate	6.3	5.5	0.8

Total Company revenue from services for the first quarter of 2016 was up 2.2% in comparison to the prior year and up 4.6% on a CC basis, as more fully described in the following discussions.
The gross profit rate increased by 60 basis points. As more fully described in the following discussions, increases in the Americas, OCG and APAC gross profit rates were partially offset by a decline in the gross profit rate in the EMEA region.
SG&A expenses increased 4.7% year over year on a reported basis and 6.7% on a CC basis. The increase was related to cost increases for corporate benefit programs and higher employee salary and benefit costs in our Americas region and OCG. These increases were partially offset by continued cost management efforts in the EMEA and APAC regions.
Income tax expense for the first quarter of 2016 was $2.7 million, compared to $5.9 million for the first quarter of 2015. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits, and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given year but are not consistent from year to year, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets. The decrease in income tax expense from the prior year is primarily due to the reinstatement of the work opportunity credit program and a more favorable mix of income.

Diluted earnings per share for the first quarter of 2016 were $0.29, as compared to $0.10 for the first quarter of 2015.

Total Americas - First Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$885.7	$874.2	1.3%		2.9%
Staffing fee-based income	8.6	7.0	22.1		23.9
Gross profit	143.7	136.7	5.1		6.3
SG&A expenses	116.6	113.5	2.7		3.9
Earnings from operations	27.1	23.2	16.8

Gross profit rate	16.2%	15.6%	0.6	pts.
Expense rates:
% of revenue	13.2	13.0	0.2
% of gross profit	81.2	83.0	(1.8)
Return on sales	3.1	2.7	0.4

The change in Americas revenue from services was due to a 1% increase in hours volume. Average bill rates were flat on a reported basis and increased 2% on a CC basis, primarily in Commercial. The increase in Commercial average bill rates on a CC basis was due to wage rate and the resulting bill rate inflation and customer mix. Americas represented 66% of total Company revenue in the first quarter of both 2016 and 2015.

Revenue in our Commercial segment was up 1% and up 3% on a CC basis in comparison to the prior year. In addition to the increase in average bill rates, the change in revenue in Commercial was due to increases in our educational staffing business from new customer wins, and in our light industrial product due to increased demand at existing customer locations, coupled with additional new customer wins. Light industrial business is up primarily in accounts serviced through our branch-based delivery model.
In the PT segment, reported and CC revenue was up 2% in comparison to the prior year. We had strong double-digit revenue growth in the accounts serviced through our branch delivery network, and flat revenue in the accounts serviced through our centralized delivery model. Revenue increased in our science and finance products, while revenue in our engineering and IT products were down.
The increase in the gross profit rate was primarily due to improved management of our payroll taxes and employee benefit costs, coupled with the effect of increased staffing fee-based income. These were partially offset by customer mix and an increase in our workers’ compensation costs as compared to a year ago.
The increase in SG&A expenses is primarily due to increased employee salary and benefit costs.

Total EMEA - First Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$217.1	$218.6	(0.7)%		3.7%
Staffing fee-based income	6.0	6.1	(0.2)		5.4
Gross profit	32.3	33.3	(3.0)		1.4
SG&A expenses	30.3	33.5	(9.4)		(5.4)
Earnings from operations	2.0	(0.2)	NM

Gross profit rate	14.9%	15.2%	(0.3)	pts.
Expense rates:
% of revenue	14.0	15.3	(1.3)
% of gross profit	93.8	100.5	(6.7)
Return on sales	0.9	(0.1)	1.0

The decrease in EMEA revenue from services was primarily due to the impact of changes in foreign currency exchange rates. The increase in CC revenue from services was due to a 6% increase in average bill rates on a CC basis, partially offset by a 2% decrease in hours volume. The increase in average bill rates was primarily due to the U.K., and the decrease in hours was mainly due to Russia and U.K., partially offset by Portugal. EMEA represented 16% of total Company revenue in the first quarter of 2016 and 17% in the first quarter of 2015.

The EMEA gross profit rate decreased primarily due to a decline in the temporary staffing gross profit rate, primarily driven by unfavorable country mix. As noted above, hours increased in Portugal, a country with a lower average bill rate. On a CC basis, staffing fee-based income increased in both commercial and PT, primarily in Switzerland and France.
SG&A expenses decreased due to cost saving actions taken in 2015, primarily in Switzerland, Norway and the U.K.

Total APAC - First Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$91.9	$96.1	(4.4)%		3.6%
Staffing fee-based income	2.6	3.1	(15.4)		(8.2)
Gross profit	15.5	15.9	(2.0)		4.0
SG&A expenses	11.1	12.1	(8.6)		(1.4)
Earnings from operations	4.4	3.8	19.2

Gross profit rate	16.9%	16.5%	0.4	pts.
Expense rates:
% of revenue	12.1	12.6	(0.5)
% of gross profit	71.3	76.4	(5.1)
Return on sales	4.9	3.9	1.0

The decrease in APAC revenue from services was primarily due to the impact of foreign currency exchange rates. On a CC basis, the increase in total APAC revenue from services reflected a 3% increase in hours worked, combined with a 1% increase in average bill rates. Hours worked increased primarily in India. The increase in average bill rates on a CC basis was due to changes in customer mix to focus on growth of large accounts. APAC revenue represented 7% of total Company revenue in the first quarter of both 2016 and 2015.
The gross profit rate increased due to higher wage credits in Singapore as compared to the first quarter of last year, partially offset by declines in staffing fee-based income. Staffing fee-based income decreased in most countries, with the exception of Australia. Singapore wage credits include additional prior year credits received in the current year, and totaled $3.7 million in the first quarter of 2016 and $3.0 million in the first quarter of 2015.
The decrease in SG&A expenses was due to continued cost control in Australia, New Zealand and Singapore.

OCG - First Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$168.2	$149.5	12.5%		13.4%
Gross profit	42.3	35.5	19.1		20.3
SG&A expenses	36.9	32.7	12.9		14.4
Earnings from operations	5.4	2.8	89.6

Gross profit rate	25.1%	23.8%	1.3	pts.
Expense rates:
% of revenue	21.9	21.9	—
% of gross profit	87.2	92.0	(4.8)
Return on sales	3.2	1.9	1.3

The increase in revenue from services in the OCG segment was due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 13% year over year and CWO, which includes PPO, grew by 12% year over year. The revenue growth in BPO and CWO was due to the expansion of programs with existing customers and, to a lesser extent, new customers. OCG revenue represented 13% of total Company revenue in the first quarter of 2016 and 11% in the first quarter of 2015.
The change in the OCG gross profit rate was primarily due to an increased gross profit rate in RPO and BPO as a result of customer mix within the practice areas.
The increase in SG&A expenses was primarily a result of costs associated with increased volume with existing customers, including salaries and performance-based compensation.

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
Cash and Equivalents
Cash and equivalents totaled $46.4 million at the end of the first quarter of 2016 and $42.2 million at year-end 2015. As further described below, we generated $20.2 million of cash from operating activities, used $1.8 million of cash for investing activities and used $18.3 million of cash for financing activities.
Operating Activities
In the first three months of 2016, we generated $20.2 million of net cash from operating activities, as compared to using $16.4 million in the first three months of 2015. This change was the result of lower growth in trade accounts receivable due in part to improved global days sales outstanding (“DSO”) as noted below, as well as improving net earnings.
Trade accounts receivable totaled $1.2 billion at the end of the first quarter of 2016. Global DSO were 55 days at the end of the first quarter of 2016 and 57 at the end of the first quarter of 2015.
Our working capital position (total current assets less total current liabilities) was $429.1 million at the end of the first quarter of 2016, an increase of $17.8 million from year-end 2015. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the first quarter of 2016 and at year-end 2015.
Investing Activities
In the first three months of 2016, we used $1.8 million of cash for investing activities, as compared to using $2.8 million in the first three months of 2015. Capital expenditures in both years relate primarily to the Company’s technology programs.
Financing Activities
In the first three months of 2016, we used $18.3 million of cash for financing activities, as compared to using $12.9 million in the first three months of 2015. The change in cash from financing activities was caused by decreased short-term borrowings. Debt totaled $39.3 million at the end of the first quarter of 2016 and $55.5 million at year-end 2015. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 4.1% at the end of the first quarter of 2016 and 5.8% at year-end 2015.
The net change in short-term borrowings in the first three months of both 2016 and 2015 was primarily due to payments on our U.S. securitization facility.
We made dividend payments of $1.9 million in the first three months of both 2016 and 2015.

New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
Contractual Obligations and Commercial Commitments
There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 18, 2016. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2016 first quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the 2016 first quarter end, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $68.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $33.0 million of short-term borrowings and $49.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2016 first quarter end, we met the debt covenants related to our revolving credit facility and securitization facility. We intend to refinance our securitization facility, which expires on December 9, 2016, on or before the due date.
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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2016 first quarter earnings.

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
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company is a party to a pending nationwide class action lawsuit entitled Hillson et.al. v Kelly Services. The suit alleges that current and former temporary employees of Kelly Services are entitled to monetary damages for violation of the Fair Credit Reporting Act requirement that the notice and disclosure form provided to employees for purposes of conducting a background screening be a standalone document. On April 20, 2016 the parties entered into a formal settlement agreement. The parties still must secure court approval of the settlement. In light of amounts previously expensed and anticipated recoveries from third parties, Kelly recorded an accrual in the fourth quarter of 2015 of $4.1 million to reflect the expected cost of the tentative settlement.

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
Item 1A.  Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 3, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2016, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

January 4, 2016 through February 7, 2016	1,035	$15.73	—	$—

February 8, 2016 through March 6, 2016	10,485	16.13	—	$—

March 7, 2016 through April 3, 2016	951	18.68	—	$—

Total	12,471	$16.29	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 12,471 shares were reacquired in transactions during the quarter.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 30 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 11, 2016

/s/ Olivier G. Thirot
Olivier G. Thirot

Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2016

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