Form 10-Q
period 2016-07-03
KELLY SERVICES INC
filed 2016-08-10
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
OR
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
Yes [  ] No [X]
At July 29, 2016, 34,656,091 shares of Class A and 3,437,643 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue from services	$1,375.5	$1,385.0	$2,724.6	$2,705.6

Cost of services	1,145.0	1,162.7	2,261.4	2,263.0

Gross profit	230.5	222.3	463.2	442.6

Selling, general and administrative expenses	220.6	210.8	438.6	419.0

Earnings from operations	9.9	11.5	24.6	23.6

Other expense, net	0.2	1.0	1.0	3.5

Earnings before taxes	9.7	10.5	23.6	20.1

Income tax expense	0.8	3.7	3.5	9.6

Net earnings	$8.9	$6.8	$20.1	$10.5

Basic earnings per share	$0.23	$0.18	$0.52	$0.27
Diluted earnings per share	$0.23	$0.18	$0.51	$0.27

Dividends per share	$0.075	$0.05	$0.125	$0.10

Average shares outstanding (millions):
Basic	38.0	37.7	38.0	37.7
Diluted	38.3	37.8	38.2	37.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net earnings	$8.9	$6.8	$20.1	$10.5

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.1 million, tax expense of $0.1 million and $0.1 million and tax benefit of $0.2 million, respectively	(0.6)	2.7	11.3	(5.7)
Less: Reclassification adjustments included in net earnings	—	—	(0.3)	(0.2)
Foreign currency translation adjustments	(0.6)	2.7	11.0	(5.9)

Unrealized gains on investment, net of tax expense of $7.7 million, $2.1 million, $3.7 million and $3.8 million, respectively	15.6	3.5	7.5	6.6

Other comprehensive income	15.0	6.2	18.5	0.7

Comprehensive income	$23.9	$13.0	$38.6	$11.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	July 3, 2016	January 3, 2016
CURRENT ASSETS:
Cash and equivalents	$33.3	$42.2
Trade accounts receivable, less allowances of $11.0 and $10.5, respectively	1,079.8	1,139.1
Prepaid expenses and other current assets	47.8	45.8
Current assets held for sale	94.0	—
Total current assets	1,254.9	1,227.1

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	345.2	361.8
Accumulated depreciation	(263.7)	(272.9)
Net property and equipment	81.5	88.9
Noncurrent deferred taxes	197.0	189.3
Goodwill, net	88.3	90.3
Other assets	368.4	344.0
Total noncurrent assets	735.2	712.5

TOTAL ASSETS	$1,990.1	$1,939.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 3, 2016	January 3, 2016
CURRENT LIABILITIES:
Short-term borrowings	$26.9	$55.5
Accounts payable and accrued liabilities	403.7	405.5
Accrued payroll and related taxes	259.2	268.1
Accrued insurance	27.1	26.7
Income and other taxes	50.9	60.0
Current liabilities held for sale	48.0	—
Total current liabilities	815.8	815.8

NONCURRENT LIABILITIES:
Accrued insurance	41.1	40.0
Accrued retirement benefits	148.5	141.0
Other long-term liabilities	50.6	47.4
Total noncurrent liabilities	240.2	228.4

Commitments and contingencies (see contingencies footnote)

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2016 and 2015	36.6	36.6
Class B common stock, shares issued 3.5 at 2016 and 2015	3.5	3.5
Treasury stock, at cost
Class A common stock, 2.0 shares at 2016 and 2.1 Shares at 2015	(41.5)	(43.7)
Class B common stock	(0.6)	(0.6)
Paid-in capital	28.1	25.4
Earnings invested in the business	828.8	813.5
Accumulated other comprehensive income	79.2	60.7
Total stockholders’ equity	934.1	895.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,990.1	$1,939.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(43.1)	(49.1)	(43.7)	(49.2)
Issuance of restricted stock and other	1.6	0.7	2.2	0.8
Balance at end of period	(41.5)	(48.4)	(41.5)	(48.4)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	27.4	25.9	25.4	24.9
Issuance of restricted stock and other	0.7	1.6	2.7	2.6
Balance at end of period	28.1	27.5	28.1	27.5

Earnings Invested in the Business
Balance at beginning of period	822.8	769.2	813.5	767.4
Net earnings	8.9	6.8	20.1	10.5
Dividends	(2.9)	(1.9)	(4.8)	(3.8)
Balance at end of period	828.8	774.1	828.8	774.1

Accumulated Other Comprehensive Income
Balance at beginning of period	64.2	45.6	60.7	51.1
Other comprehensive income, net of tax	15.0	6.2	18.5	0.7
Balance at end of period	79.2	51.8	79.2	51.8

Stockholders’ Equity at end of period	$934.1	$844.5	$934.1	$844.5
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net earnings	$20.1	$10.5
Noncash adjustments:
Depreciation and amortization	10.9	11.0
Provision for bad debts	3.5	2.1
Stock-based compensation	4.5	3.1
Other, net	(0.7)	(0.3)
Changes in operating assets and liabilities	2.9	(52.9)

Net cash from (used in) operating activities	41.2	(26.5)

Cash flows from investing activities:
Capital expenditures	(4.3)	(6.7)
Investment in equity affiliate	—	(0.5)
Other investing activities	(0.4)	(0.1)

Net cash used in investing activities	(4.7)	(7.3)

Cash flows from financing activities:
Net change in short-term borrowings	(29.1)	(1.4)
Dividend payments	(4.8)	(3.8)
Other financing activities	0.2	—

Net cash used in financing activities	(33.7)	(5.2)

Effect of exchange rates on cash and equivalents	6.4	4.6

Net change in cash and equivalents	9.2	(34.4)
Less: cash balance included in current assets held for sale	(18.1)	—
Cash and equivalents at beginning of period	42.2	83.1

Cash and equivalents at end of period	$33.3	$48.7
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 3, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2016 (the 2015 consolidated financial statements). The Company’s second fiscal quarter ended on July 3, 2016 (2016) and June 28, 2015 (2015), each of which contained 13 weeks. The corresponding June year to date periods for 2016 and 2015 each contained 26 weeks.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

2.  Assets and Liabilities Held for Sale
On July 4, 2016, the Company and Temp Holdings Co., Ltd. (“Temp Holdings”), completed a transaction to expand their existing North Asia joint venture, TS Kelly Workforce Solutions. A new joint venture, TS Kelly Asia Pacific, has been formed by combining the Company’s Asia Pacific staffing operations with businesses of Temp Holdings. Under the agreement, Temp Holdings owns 51% of the expanded joint venture, and the Company owns the remaining 49% (see Subsequent Event footnote for further discussion). During the second quarter of 2016, the transaction met the criteria to be classified as held for sale and the assets and liabilities must be recorded at the lower of the carrying value or fair value less costs to sell.
Accordingly, the Company has presented the assets and liabilities of its Asia Pacific staffing operations (the “disposal group”) as held for sale on the consolidated balance sheet as of July 3, 2016. The disposal group is composed of two reportable segments, Asia Pacific Commercial and Asia Pacific Professional and Technical. The disposal group was recorded at the carrying value as the fair value less costs to sell exceeded the carrying value. The assets and liabilities classified as held for sale are 100% of the disposal group, however, the Company will retain a 49% interest in TS Kelly Asia Pacific, which it will record as an equity method investment on the consolidated balance sheet.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following table presents information related to the major classes of assets and liabilities that are classified as held for sale in the consolidated balance sheet (in millions):

ASSETS	July 3, 2016
Cash and equivalents	$18.1
Trade accounts receivable, less allowance of $1.5	62.2
Prepaid expenses and other current assets	7.8
Net property and equipment	1.4
Noncurrent deferred taxes	0.7
Goodwill, net	2.0
Other assets	1.8
Total current assets held for sale	$94.0

LIABILITIES
Accounts payable and accrued liabilities	$17.9
Accrued payroll and related taxes	21.2
Accrued insurance	0.3
Income and other taxes	7.8
Accrued retirement benefits	0.5
Other long-term liabilities	0.3
Total current liabilities held for sale	$48.0
The Company has recorded these assets and liabilities of the disposal group in the current assets held for sale and current liabilities held for sale lines on the consolidated balance sheet, as the disposal group was sold on July 4, 2016. The disposal group did not meet the criteria in the applicable guidance to be classified as discontinued operations.

3.  Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of second quarter-end 2016 and year-end 2015 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Second Quarter-End 2016
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.9	$3.9	$—	$—
Available-for-sale investment	156.5	156.5	—	—

Total assets at fair value	$160.4	$160.4	$—	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Year-End 2015
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.7	$3.7	$—	$—
Available-for-sale investment	142.3	142.3	—	—

Total assets at fair value	$146.0	$146.0	$—	$—
Money market funds as of second quarter-end 2016 and as of year-end 2015 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings, a leading integrated human resources company in Japan, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $15.6 million for the second quarter of 2016 and $3.5 million for the second quarter of 2015 was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $7.5 million for June year to date 2016 and $6.6 million for June year to date 2015 was recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $20.2 million as of the second quarter-end 2016 and $17.2 million at year-end 2015.

4. Restructuring
In the second quarter of 2016, the Company has taken restructuring actions in the Americas and Italy to manage operating expenses and to prepare the businesses for future growth. The restructuring measures taken in the Americas are a result of recent revenue trends. The restructuring in Italy is designed to reposition the Company’s operating model to pursue growth in staffing fee-based income and specialized temporary staffing business.
Restructuring costs incurred in the second quarter of 2016 totaled $3.4 million, as detailed below, and are recorded entirely in selling, general and administrative (“SG&A”) expenses in the consolidated statement of earnings.

	Severance Costs	Lease Termination Costs	Total
	(In millions of dollars)
Americas Commercial	$1.5	$0.4	$1.9
Americas PT	0.3	—	0.3
EMEA Commercial	1.0	0.1	1.1
EMEA PT	0.1	—	0.1

Total	$2.9	$0.5	$3.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

A summary of the global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars).

Balance as of year-end 2015	$0.5
Reductions for cash payments related to all restructuring activities	(0.4)
Balance as of first quarter-end 2016	0.1
Additions charged to Americas	2.2
Additions charged to EMEA	1.2
Reductions for cash payments related to all restructuring activities	(0.7)
Balance as of second quarter-end 2016	$2.8
The remaining balance of $2.8 million as of second quarter-end 2016 represents primarily severance costs, and the majority is expected to be paid in 2016. No material adjustments are expected to be recorded.

5.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the second quarter and June year to date 2016 and 2015 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income, as shown in the tables below, were recorded in the other expense, net line item in the consolidated statement of earnings.

	Second Quarter 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(11.0)	$76.8	$(1.6)	$64.2
Other comprehensive income (loss) before reclassifications	(0.6)	15.6	—	15.0
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	(0.6)	15.6	—	15.0

Ending balance	$(11.6)	$92.4	$(1.6)	$79.2

	June Year to Date 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(22.6)	$84.9	$(1.6)	$60.7
Other comprehensive income before reclassifications	11.3	7.5	—	18.8
Amounts reclassified from accumulated other comprehensive income	(0.3)	—	—	(0.3)
Net current-period other comprehensive income	11.0	7.5	—	18.5

Ending balance	$(11.6)	$92.4	$(1.6)	$79.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter 2015
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(11.6)	$59.4	$(2.2)	$45.6
Other comprehensive income before reclassifications	2.7	3.5	—	6.2
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	2.7	3.5	—	6.2

Ending balance	$(8.9)	$62.9	$(2.2)	$51.8

	June Year to Date 2015
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(3.0)	$56.3	$(2.2)	$51.1
Other comprehensive income (loss) before reclassifications	(5.7)	6.6	—	0.9
Amounts reclassified from accumulated other comprehensive income	(0.2)	—	—	(0.2)
Net current-period other comprehensive income (loss)	(5.9)	6.6	—	0.7

Ending balance	$(8.9)	$62.9	$(2.2)	$51.8

6.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the second quarter and June year to date 2016 and 2015 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2016	2015	2016	2015
Net earnings	$8.9	$6.8	$20.1	$10.5
Less: earnings allocated to participating securities	(0.2)	(0.2)	(0.5)	(0.3)
Net earnings available to common shareholders	$8.7	$6.6	$19.6	$10.2

Average shares outstanding (millions):
Basic	38.0	37.7	38.0	37.7
Dilutive share awards	0.3	0.1	0.2	0.1
Diluted	38.3	37.8	38.2	37.8

Basic earnings per share	$0.23	$0.18	$0.52	$0.27
Diluted earnings per share	$0.23	$0.18	$0.51	$0.27
Potentially dilutive shares outstanding are primarily related to performance shares for the second quarter and June year to date 2016 and 2015. Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the second quarter and June year to date 2016 and 2015 were not significant.

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
The financial measure performance shares, which have a weighted average grant date fair value of $15.85, have a three-year performance period through December 31, 2018. These shares will cliff-vest after approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient. For each of the three financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2016, 2017, and 2018 goals. Accordingly, the Company will remeasure the fair value of the 2016 financial measure performance shares each reporting period until the 2018 goals are set, after which the fair value will be fixed for the remaining performance period. As of second quarter-end 2016, the current fair value for financial measure performance shares was $18.02.
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
For the second quarter 2016 and 2015, respectively, total compensation expense related to all performance shares totaled $0.8 million and $0.3 million, and the related tax benefit was $0.3 million and $0.1 million. For June year to date 2016 and 2015, respectively, total compensation expense related to all performance shares totaled $2.1 million and $0.3 million, and the related tax benefit was $0.8 million and $0.1 million.

8.  Other Expense, Net
Included in other expense, net for the second quarter and June year to date 2016 and 2015 are the following:

	Second Quarter		June Year to Date
	2016	2015	2016	2015
	(In millions of dollars)
Interest income	$—	$0.1	$0.1	$0.2
Interest expense	(0.9)	(0.9)	(1.8)	(1.8)
Dividend income	0.6	0.4	0.6	0.4
Net loss on equity investment	(0.2)	(0.5)	(0.1)	(0.6)
Foreign exchange gain (loss)	0.3	(0.1)	0.2	(1.7)

Other expense, net	$(0.2)	$(1.0)	$(1.0)	$(3.5)

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
The Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. The Company has recently experienced an increase in its litigation volume, including cases where claimants seek class action certification. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.

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
The Company regularly assesses its organizational structure, product/service offerings and information evaluated by the CODM to determine whether any changes have occurred that would impact its segment reporting structure. The completion of the transaction establishing TS Kelly Asia Pacific will likely result in a change in how the Company allocates resources and analyzes performance and may result in a change to the Company’s segment reporting in the future.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the second quarter and June year to date 2016 and 2015. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2016	2015	2016	2015
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$635.3	$651.3	$1,283.9	$1,292.7
Americas PT	241.6	246.2	478.7	479.0
Total Americas Commercial and PT	876.9	897.5	1,762.6	1,771.7

EMEA Commercial	197.1	195.7	372.6	374.0
EMEA PT	43.1	42.9	84.7	83.2
Total EMEA Commercial and PT	240.2	238.6	457.3	457.2

APAC Commercial	87.9	90.3	170.7	175.9
APAC PT	9.2	10.3	18.3	20.8
Total APAC Commercial and PT	97.1	100.6	189.0	196.7

OCG	173.9	165.0	342.1	314.5

Less: Intersegment revenue	(12.6)	(16.7)	(26.4)	(34.5)

Consolidated Total	$1,375.5	$1,385.0	$2,724.6	$2,705.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2016	2015	2016	2015
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$98.9	$95.9	$201.0	$193.7
Americas PT gross profit	41.3	42.1	82.9	81.0
Americas Region gross profit	140.2	138.0	283.9	274.7
Americas Region SG&A expenses	(113.9)	(112.6)	(230.5)	(226.1)
Americas Region Earnings from Operations	26.3	25.4	53.4	48.6

EMEA Commercial gross profit	27.1	26.8	50.7	51.4
EMEA PT gross profit	8.7	9.1	17.4	17.8
EMEA Region gross profit	35.8	35.9	68.1	69.2
EMEA Region SG&A expenses	(33.2)	(34.2)	(63.5)	(67.7)
EMEA Region Earnings from Operations	2.6	1.7	4.6	1.5

APAC Commercial gross profit	10.3	11.2	23.3	24.2
APAC PT gross profit	2.5	2.7	5.0	5.6
APAC Region gross profit	12.8	13.9	28.3	29.8
APAC Region SG&A expenses	(11.6)	(12.3)	(22.7)	(24.4)
APAC Region Earnings from Operations	1.2	1.6	5.6	5.4

OCG gross profit	42.8	35.7	85.1	71.2
OCG SG&A expenses	(38.0)	(32.2)	(74.9)	(64.9)
OCG Earnings from Operations	4.8	3.5	10.2	6.3

Less: Intersegment gross profit	(1.1)	(1.2)	(2.2)	(2.3)
Less: Intersegment SG&A expenses	1.1	1.2	2.2	2.3
Net Intersegment Activity	—	—	—	—

Corporate	(25.0)	(20.7)	(49.2)	(38.2)
Consolidated Total	9.9	11.5	24.6	23.6
Other Expense, Net	0.2	1.0	1.0	3.5

Earnings Before Taxes	$9.7	$10.5	$23.6	$20.1

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
In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The new standard will be effective for us beginning January 1, 2018 and we expect to implement the standard with the modified retrospective approach,

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

which recognizes the cumulative effect of application recognized on that date. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position and cash flows.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.
12.  Subsequent Event
On July 4, 2016, the Company and Temp Holdings completed a transaction to expand their existing North Asia joint venture, TS Kelly Workforce Solutions (formed in 2012). A new joint venture, TS Kelly Asia Pacific, was formed by the transfer of the Company’s Asia Pacific staffing operations, which will be subsequently deconsolidated, and Temp Holdings’ businesses, including Capita, with offices in Singapore and Malaysia; First Alliances, with offices in Vietnam; and Intelligence, with a presence in Indonesia, Vietnam, Singapore and Malaysia.
Upon closing, the Company received a cash payment of $36.5 million and a 49% equity interest in TS Kelly Asia Pacific. Temp Holdings owns the remaining 51% of the joint venture. In accordance with the terms of the transaction, a post-closing cash true-up adjustment may be required. The Company will record its interest in the joint venture as an equity method investment on the consolidated balance sheet during the third quarter of 2016 and will include its share of earnings prospectively in the consolidated statement of earnings. In connection with the transaction, the Company expects to record a gain on the deconsolidated assets of its Asia Pacific staffing operations during the third quarter of 2016, which is expected to be material. The Company is currently in the process of determining the fair value of its investment in TS Kelly Asia Pacific as of the closing date.
During the second quarter of 2016, the transaction met the criteria to be classified as held for sale. Accordingly, the Company has presented the assets and liabilities of its Asia Pacific staffing operations as held for sale on the consolidated balance sheet as of July 3, 2016 (see Assets and Liabilities Held for Sale footnote).

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
Across all regions, the structural shifts toward higher-skilled, project-based professional/technical talent continue to represent long-term opportunities for the industry. In fact, professional/technical staffing is projected to increase as a percent of the global market, with demand for specialty staffing projected to outpace commercial.
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
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but was 53 days on a global basis as of the 2016 second quarter end, 54 days as of the 2015 year end and 56 days as of the 2015 second quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
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
Fueled by our 2014 investments in higher-margin specialties and solutions, Kelly’s strong performance in 2015 reaffirmed our strategic path and enabled us to raise the cash dividend for our shareholders. With a year of proven execution behind us, we entered 2016 with renewed confidence. Early in the year, we announced plans to expand our joint venture with Temp Holdings and form one of the largest workforce solutions companies in the Asia-Pacific region; we have since completed that joint venture to form TS Kelly Asia Pacific, accelerating Kelly’s growth in the APAC market. Our U.S. branch network is delivering growth in PT staffing, and our global OCG business continues to expand its customer reach and gain third-party validation as a leading provider of talent supply chain management solutions.

In line with our strategy, we took actions during the second quarter of 2016 in the Americas and EMEA designed to increase operational efficiency and align our staffing operations with growth levels within their markets. As a result, we recorded $3.4 million of restructuring expenses. Kelly’s second quarter results confirm our strategy and our commitment to driving improved profitability within our operating segments:

•
Earnings from operations for the second quarter of 2016 totaled $9.9 million, or $13.3 million excluding restructuring expenses, compared to $11.5 million in the second quarter of 2015. Conversion rate for the second quarter was 4.3%, or 5.8% excluding restructuring expense, compared to 5.2% in the same period last year.

•
In the OCG segment, earnings from operations totaled $4.8 million, a 38% increase compared to the same period last year. OCG delivered good bottom-line leverage as top-line revenue growth continues. Growth was particularly strong in BPO, which continues to be a key driver of our strategic and financial progress.

•
After strong demand in the first quarter, the U.S. staffing market softened in the second quarter, impacting our growth rates in the region. Overall Americas PT revenue fell 2% year over year, though accounts serviced through our U.S. branch network delivered positive PT growth. We will need to continue to accelerate PT growth, particularly within accounts serviced through our centralized delivery model, to fully realize the expected benefit of our investments. Despite the softer U.S. market, the Americas region delivered a year-over-year increase in earnings from operations excluding restructuring, as well as strong leverage for the second quarter.

•
Despite uneven economic conditions, EMEA continues to deliver strong operating results. For the quarter, EMEA delivered $2.6 million of earnings from operations, or $3.8 million excluding restructuring expense, compared to $1.7 million a year ago.

Kelly remains focused on executing a well-formed strategy with increased speed and precision, making the necessary investments and adjustments to advance that strategy. We have set our sights on becoming an even more competitive, consultative and profitable company, and we are reshaping our business to make that vision a reality. We will continue to rebalance our resources to align with our goals for growth, intentionally focusing more of our workforce in roles that drive increased revenue and gross profit for the Company. We will measure our progress against both revenue and gross profit growth and an improved conversion rate. The goals we have established are based on the current economic and business environment, and may change as conditions warrant:

•	We expect to grow PT and OCG revenue, creating a more balanced portfolio that yields benefits from an improved mix.

•	We expect Commercial to remain a core component of our strategy.

•	We expect to exercise strict control over our cost base, delivering structural improvements that create strong operating leverage.

•	And, as a result, we expect our conversion rate to continue to improve.
Looking ahead, we are keeping a watchful eye on demand levels in the U.S. labor market while anticipating an increasing demand for skilled workers. Despite uncertainties, we know that companies are relying more heavily on the use of flexible staffing models; there is growing acceptance of free agents and contractual employment by companies and talent alike; and companies are seeking more comprehensive workforce management solutions that lend themselves to Kelly’s talent supply chain management approach. This shift in demand for contingent labor and strategic solutions plays to our strengths and experience — particularly serving large companies whose needs span the globe and cross multiple labor categories.

Financial Measures
The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2016 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2015. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against that of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative expenses (“SG&A”) within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with their normal business operations.
CC measures are non-GAAP (Generally Accepted Accounting Principles) measures and are used to supplement measures in accordance with GAAP. Our non-GAAP measures may be calculated differently from those provided by other companies, limiting their usefulness for comparison purposes. Non-GAAP measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.
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

Results of Operations
Total Company - Second Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$1,375.5	$1,385.0	(0.7)%		0.6%
Staffing fee-based income	16.6	16.8	(1.6)		0.9
Gross profit	230.5	222.3	3.7		4.8
SG&A expenses excluding restructuring charges	217.2	210.8	3.0		4.1
Restructuring charges	3.4	—	NM
Total SG&A expenses	220.6	210.8	4.6		5.7
Earnings from operations	9.9	11.5	(13.9)

Gross profit rate	16.8%	16.1%	0.7	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.8	15.2	0.6
% of gross profit	94.2	94.8	(0.6)
Return on sales	0.7	0.8	(0.1)
Conversion rate	4.3	5.2	(0.9)

Total Company revenue from services for the second quarter of 2016 was down 0.7% in comparison to the prior year and up 0.6% on a CC basis, as more fully described in the following discussions.
The gross profit rate increased by 70 basis points. As more fully described in the following discussions, increases in the Americas and OCG gross profit rates were partially offset by declines in the gross profit rate in the EMEA and APAC regions.
Total SG&A expenses increased 4.6% on a reported basis and 5.7% on CC basis. Included in SG&A expenses are restructuring charges of $3.4 million, relating to actions taken in the Americas and EMEA regions to manage operating expenses and prepare the businesses for future growth. Also included in SG&A expenses for the second quarter of 2016 are $3.0 million of additional costs related to certain benefit plans and litigation, $1.2 million of one-time costs related to the expansion of the APAC staffing joint venture and an increase in OCG SG&A expenses due to growth in that segment. These increases were partially offset by continued cost management efforts in the EMEA and APAC regions.
Income tax expense for the second quarter of 2016 was $0.8 million, compared to $3.7 million for the second quarter of 2015. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits, and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets. The decrease in income tax expense from the prior year is primarily due to the reinstatement of the work opportunity credit program. Valuation allowances in certain foreign countries could be reduced in the near term if future taxable income is sufficient to make it more likely than not that deferred tax assets will be realizable in those jurisdictions.
Diluted earnings per share for the second quarter of 2016 were $0.23, as compared to $0.18 for the second quarter of 2015.

Total Americas - Second Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$876.9	$897.5	(2.3)%		(1.4)%
Staffing fee-based income	7.9	8.4	(5.2)		(4.7)
Gross profit	140.2	138.0	1.6		2.3
SG&A expenses excluding restructuring charges	111.7	112.6	(0.8)		(0.2)
Restructuring charges	2.2	—	NM
Total SG&A expenses	113.9	112.6	1.2		1.8
Earnings from operations	26.3	25.4	3.6

Gross profit rate	16.0%	15.4%	0.6	pts.
Expense rates (excluding restructuring charges):
% of revenue	12.7	12.5	0.2
% of gross profit	79.6	81.6	(2.0)
Return on sales	3.0	2.8	0.2

The change in Americas revenue from services on a reported basis was due to a 3% decrease in hours volume, partially offset by a 1% increase in average bill rates (a 2% increase on a CC basis). The increase in average bill rates was due to wage rate and the resulting bill rate inflation. Americas represented 64% of total Company revenue in the second quarter of 2016 and 65% in the second quarter of 2015.
Revenue in our Commercial segment was down 3% and down 1% on a CC basis in comparison to the prior year. The lower revenue was primarily due to a decrease in our office services volume in both our branch-based and centralized delivery models. These decreases were partially offset by an increase in our educational staffing business and in our light industrial product due to new customer wins.
In the PT segment, reported and CC revenue was down 2% in comparison to the prior year. We had a revenue decrease of 3% in the accounts serviced through our centralized delivery model due to the impact of vendor neutral accounts on our business, partially offset by a 1% revenue increase in the accounts serviced through our branch delivery network. Revenue increased in our finance product, while revenue in our science, engineering and IT products were down compared to a year ago.
The increase in the gross profit rate was primarily due to improved management of our payroll taxes and employee benefit costs, as well as lower workers’ compensation costs. These increases were partially offset by customer mix.
Total SG&A expenses increased 1.2% on a reported basis and 1.8% on a CC basis. Included in SG&A expenses are restructuring charges of $2.2 million. These charges represent severance costs related to headcount reductions as well as lease buyout costs due to branch consolidations. Excluding restructuring charges, SG&A expenses decreased 0.8% on a reported basis and 0.2% on a CC basis, due primarily to lower incentive payments.

Total EMEA - Second Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$240.2	$238.6	0.7%		2.8%
Staffing fee-based income	6.2	5.7	7.4		11.6
Gross profit	35.8	35.9	(0.3)		1.6
SG&A expenses excluding restructuring charges	32.0	34.2	(6.3)		(3.9)
Restructuring charges	1.2	—	NM
Total SG&A expenses	33.2	34.2	(3.0)		(0.6)
Earnings from operations	2.6	1.7	54.4

Gross profit rate	14.9%	15.0%	(0.1)	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.3	14.3	(1.0)
% of gross profit	89.6	95.3	(5.7)
Return on sales	1.1	0.7	0.4

The change in EMEA revenue from services was due to a 2% increase in hours volume, partially offset by a 1% decrease in average bill rates (a 1% increase on a CC basis). The increase in hours volume was due to Portugal, partially offset by Russia and the U.K. EMEA represented 18% of total Company revenue in the second quarter of 2016 and 17% in the second quarter of 2015.
The EMEA gross profit rate decreased primarily due to a decline in the temporary staffing gross profit rate, which was mainly driven by unfavorable customer mix in Switzerland and the U.K. This decrease was partially offset by higher staffing fee-based income. Staffing fee-based income increased primarily in Western Europe as a result of targeted investments in multiple markets.
Total SG&A expenses decreased 3.0% on a reported basis and 0.6% on a CC basis. Included in SG&A expenses are restructuring charges of $1.2 million. The restructuring, which relates to Italy staffing operations, is designed to reposition our operating model to pursue growth in staffing fee-based income and specialized temporary staffing business. SG&A expenses excluding restructuring decreased 6.3% on a reported basis and 3.9% on a CC basis due to effective cost control in headquarters expenses across the region.

Total APAC - Second Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$97.1	$100.6	(3.5)%		0.6%
Staffing fee-based income	3.1	3.3	(6.6)		(2.4)
Gross profit	12.8	13.9	(8.4)		(4.5)
SG&A expenses	11.6	12.3	(5.4)		(1.5)
Earnings from operations	1.2	1.6	(31.4)

Gross profit rate	13.2%	13.9%	(0.7)	pts.
Expense rates:
% of revenue	12.0	12.2	(0.2)
% of gross profit	91.2	88.3	2.9
Return on sales	1.2	1.6	(0.4)

The decrease in APAC revenue from services was primarily due to a 5% decrease in average bill rates partially offset by a 1% increase in hours volume. On a CC basis, average bill rates were relatively flat. The increase in hours volume was primarily driven by India. APAC revenue represented 7% of total Company revenue in the second quarter of both 2016 and 2015.
The gross profit rate decreased primarily due to a year-over-year decrease in Singapore wage credits.
The decrease in SG&A expenses was due to continued cost control across the APAC region.

OCG - Second Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$173.9	$165.0	5.4%		5.9%
Gross profit	42.8	35.7	20.1		20.9
SG&A expenses	38.0	32.2	18.1		19.0
Earnings from operations	4.8	3.5	38.2

Gross profit rate	24.6%	21.6%	3.0	pts.
Expense rates:
% of revenue	21.8	19.5	2.3
% of gross profit	88.7	90.2	(1.5)
Return on sales	2.8	2.1	0.7

The increase in revenue from services in the OCG segment was due primarily to growth in the BPO practice area. Revenue in BPO grew by 11% year over year. This revenue growth was due to the expansion of programs with existing customers and, to a lesser extent, new customers. OCG revenue represented 13% of total Company revenue in the second quarter of 2016 and 12% in the second quarter of 2015.
The change in the OCG gross profit rate was primarily due to increased gross profit rates in RPO, BPO and CWO as a result of customer and business mix within the practice areas.
The increase in SG&A expenses was primarily a result of costs associated with increased volume with existing customers, including salaries and performance-based compensation, as well as costs related to additional sales resources.

Results of Operations
Total Company - June Year to Date
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$2,724.6	$2,705.6	0.7%		2.5%
Staffing fee-based income	33.1	33.0	0.5		3.9
Gross profit	463.2	442.6	4.6		6.2
SG&A expenses excluding restructuring charges	435.2	419.0	3.8		5.4
Restructuring charges	3.4	—	NM
Total SG&A expenses	438.6	419.0	4.7		6.2
Earnings from operations	24.6	23.6	4.2

Gross profit rate	17.0%	16.4%	0.6	pts.
Expense rates (excluding restructuring charges):
% of revenue	16.0	15.5	0.5
% of gross profit	93.9	94.7	(0.8)
Return on sales	0.9	0.9	—
Conversion rate	5.3	5.3	—

Total Company revenue from services for the first six months of 2016 was up 0.7% in comparison to the prior year on a reported basis, and up 2.5% on a CC basis, as more fully described in the following discussions.
The gross profit rate increased 60 basis points on a year-over-year basis. Increases in the Americas and OCG gross profit rates were partially offset by declines in the gross profit rates in the EMEA and APAC regions, as more fully described in the following discussions.
Total SG&A expenses increased 4.7% on a reported basis and 6.2% on a CC basis. Included in SG&A expenses are restructuring charges of $3.4 million, which relate to actions taken in the Americas and EMEA regions to manage operating expenses and prepare the businesses for future growth. Also included in SG&A expenses for the first six months of 2016 are $8.6 million of additional costs related to certain benefit plans and litigation, $1.3 million of one-time costs related to the expansion of the APAC staffing joint venture and an increase in OCG SG&A expenses due to growth in that segment. These increases were partially offset by continued cost management efforts in the EMEA and APAC regions.
Income tax expense for the first six months of 2016 was $3.5 million, compared to $9.6 million for the first six months of 2015. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits, and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets. The decrease in income tax expense from the prior year is primarily due to the reinstatement of the work opportunity credit program and a more favorable mix of income. Valuation allowances in certain foreign countries could be reduced in the near term if future taxable income is sufficient to make it more likely than not that deferred tax assets will be realizable in those jurisdictions.
Diluted earnings per share for the first six months of 2016 were $0.51, as compared to $0.27 for the first six months of 2015.

Total Americas - June Year to Date
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$1,762.6	$1,771.7	(0.5)%		0.7%
Staffing fee-based income	16.5	15.4	7.3		8.4
Gross profit	283.9	274.7	3.3		4.3
SG&A expenses excluding restructuring charges	228.3	226.1	1.0		1.9
Restructuring charges	2.2	—	NM
Total SG&A expenses	230.5	226.1	1.9		2.9
Earnings from operations	53.4	48.6	9.9

Gross profit rate	16.1%	15.5%	0.6	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.0	12.8	0.2
% of gross profit	80.4	82.3	(1.9)
Return on sales	3.0	2.7	0.3

The decrease in reported Americas revenue from services was due to a 1% decrease in hours volume, with relatively flat average bill rates. Average bill rates increased 2% on a CC basis. This increase was due to a combination of wage and bill rate inflation, increased pricing in a number of accounts serviced through our branch-based delivery model, as well as business mix. Americas represented 65% of total Company revenue in the first six months of 2016 and 66% in the first six months of 2015.
Revenue in our Commercial segment decreased 1% on a reported basis and was up 1% on a CC basis in comparison to the prior year. The increase in CC revenue in Commercial was primarily due to increases in our educational staffing business and in our light industrial product due to new customer wins. These increases were partially offset by a decrease in our office services business in both our branch-based delivery model and our centralized delivery model.
In the PT segment, reported and CC revenue was flat in comparison to the prior year. PT revenue is up 6% in accounts serviced by our branch-based delivery model, while PT revenue is down 2% in accounts serviced by our centralized delivery model.
The increase in the gross profit rate was primarily due to lower payroll taxes and employee benefit costs coupled with higher staffing fee-based income, partially offset by slightly lower pricing due to customer mix.
Total SG&A expenses increased 1.9% on a reported basis and 2.9% on a constant currency basis. Included in SG&A expenses are restructuring charges of $2.2 million. These charges represent severance costs related to headcount reductions as well as lease buyout costs due to branch consolidations. SG&A expenses excluding restructuring charges increased 1.0% on a reported basis and 1.9% on a CC basis. This increase is attributable to higher salaries and allocations of corporate services costs, partially offset by lower incentive payments.

Total EMEA - June Year to Date
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$457.3	$457.2	—%		3.3%
Staffing fee-based income	12.2	11.8	3.5		8.4
Gross profit	68.1	69.2	(1.6)		1.5
SG&A expenses excluding restructuring charges	62.3	67.7	(7.8)		(4.7)
Restructuring charges	1.2	—	NM
Total SG&A expenses	63.5	67.7	(6.2)		(3.0)
Earnings from operations	4.6	1.5	205.2

Gross profit rate	14.9%	15.1%	(0.2)	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.6	14.8	(1.2)
% of gross profit	91.6	97.8	(6.2)
Return on sales	1.0	0.3	0.7

The change in reported EMEA revenue from services was due to relatively flat hours volume and average bill rates. On a CC basis, the increase in revenue from services was due to a 3% increase in average bill rates, combined with an increase in staffing fee-based income. The increase in average bill rates on a CC basis was due primarily to the U.K. EMEA represented 17% of total Company revenue in the first six months of both 2016 and 2015.
The EMEA gross profit rate decreased primarily due to a decline in the temporary gross profit rate, mainly driven by unfavorable customer mix in Switzerland and the U.K. Staffing fee-based income increased primarily in Western Europe as a result of targeted investments in multiple markets.
Total SG&A expenses decreased 6.2% on a reported basis and 3.0% on a CC basis, primarily due to effective cost control in headquarters expenses across the region. Included in SG&A expenses are restructuring charges of $1.2 million. These charges reflect a repositioning of the operating model to pursue growth in staffing fee-based income and specialized temporary staffing business in Italy.

Total APAC - June Year to Date
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$189.0	$196.7	(3.9)%		2.1%
Staffing fee-based income	5.7	6.4	(10.9)		(5.2)
Gross profit	28.3	29.8	(5.0)		0.1
SG&A expenses	22.7	24.4	(7.0)		(1.4)
Earnings from operations	5.6	5.4	3.8

Gross profit rate	15.0%	15.2%	(0.2)	pts.
Expense rates:
% of revenue	12.0	12.4	(0.4)
% of gross profit	80.3	82.0	(1.7)
Return on sales	3.0	2.7	0.3

The reported change in total APAC revenue from services was due primarily to a 6% decrease in average bill rates, partially offset by a 2% increase in hours volume. On a CC basis, average bill rates were relatively flat. The increase in hours volume was primarily due to India. APAC revenue represented 7% of total Company revenue in the first six months of both 2016 and 2015.
The gross profit rate declined on a year-over-year basis due to decreases in the staffing fee-based income, partially offset by an increase in the temporary staffing gross profit rate, driven by favorable customer mix. Staffing fee-based income decreased due mainly to a weaker hiring climate in Australia. Singapore wage credits amounted to $3.6 million in the first six months of 2016, slightly lower than the prior year.
The decrease in SG&A expenses was due to continuing productivity improvements across the APAC region.

OCG - June Year to Date
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$342.1	$314.5	8.8%		9.5%
Gross profit	85.1	71.2	19.6		20.6
SG&A expenses	74.9	64.9	15.5		16.7
Earnings from operations	10.2	6.3	61.3

Gross profit rate	24.9%	22.6%	2.3	pts.
Expense rates:
% of revenue	21.9	20.6	1.3
% of gross profit	88.0	91.1	(3.1)
Return on sales	3.0	2.0	1.0

Revenue from services in the OCG segment increased during the first six months of 2016 due primarily to growth in the BPO and CWO practice areas. Revenue in BPO grew by 12% year over year and CWO, which includes PPO, grew by 6% year over year. The revenue growth in BPO and CWO was due primarily to the expansion of programs with existing customers and, to a lesser extent, new customers. OCG revenue represented 13% of total Company revenue in the first six months of 2016 and 12% in the first six months of 2015.
The OCG gross profit rate increased primarily due to an increased gross profit rate in BPO, RPO and CWO as a result of customer and practice area mix.
The increase in SG&A expenses was primarily a result of costs related to additional sales resources, as well as costs associated with increased volume with existing customers, including salaries and performance-based compensation.

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
Cash and Equivalents
Cash and equivalents totaled $33.3 million at the end of the second quarter of 2016 and $42.2 million at year-end 2015. Cash at the end of the second quarter of 2016 does not include the $18.1 million of cash held in the APAC staffing operations which has been reclassified as held for sale. As further described below, we generated $41.2 million of cash from operating activities, used $4.7 million of cash for investing activities and used $33.7 million of cash for financing activities.
Operating Activities
In the first six months of 2016, we generated $41.2 million of net cash from operating activities, as compared to using $26.5 million in the first six months of 2015. This change was the result of lower growth in trade accounts receivable due in part to improved global days sales outstanding (“DSO”) as noted below, as well as improving net earnings.
Trade accounts receivable totaled $1.1 billion at the end of the second quarter of 2016. Global DSO were 53 days at the end of the second quarter of 2016 and 56 at the end of the second quarter of 2015.
Including net assets held for sale, our working capital position (total current assets less total current liabilities) was $439.1 million at the end of the second quarter of 2016, an increase of $27.8 million from year-end 2015. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the second quarter of 2016 and at year-end 2015.
Investing Activities
In the first six months of 2016, we used $4.7 million of cash for investing activities, as compared to using $7.3 million in the first six months of 2015. Capital expenditures in both years relate primarily to the Company’s technology programs.
Financing Activities
In the first six months of 2016, we used $33.7 million of cash for financing activities, as compared to using $5.2 million in the first six months of 2015. The change in cash used in financing activities was caused by decreased short-term borrowings. Debt totaled $26.9 million at the end of the second quarter of 2016 and $55.5 million at year-end 2015. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 2.8% at the end of the second quarter of 2016 and 5.8% at year-end 2015.
The net change in short-term borrowings in the first six months of 2016 was primarily due to payments on our U.S. securitization facility partially offset by borrowings on our revolving credit facility. The net change in short-term borrowings in the first six months of 2015 was primarily due to payments on our U.S. and Brazilian revolving credit facilities.
We made dividend payments of $4.8 million in the first six months of 2016 and $3.8 million in the first six months of 2015.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2016 second quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the 2016 second quarter end, we had $187.2 million of available capacity on our $200.0 million revolving credit facility and $93.6 million of available capacity on our $150.0 million securitization facility. The securitization facility carried $8.0 million of short-term borrowings and $48.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2016 second quarter end, we met the debt covenants related to our revolving credit facility and securitization facility. We intend to refinance our securitization facility, which expires on December 9, 2016, on or before the due date.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2016 second quarter earnings.
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
The Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. The Company has recently experienced an increase in its litigation volume, including cases where claimants seek class action certification. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.
Item 1A.  Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 3, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2016, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

April 4, 2016 through May 8, 2016	1,116	$18.50	—	$—

May 9, 2016 through June 5, 2016	558	19.34	—	$—

June 6, 2016 through July 3, 2016	26,131	18.91	—	$—

Total	27,805	$18.90	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 27,805 shares were reacquired in transactions during the quarter.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 39 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 10, 2016

/s/ Olivier G. Thirot
Olivier G. Thirot

Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2016

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