Form 10-Q
period 2016-10-02
KELLY SERVICES INC
filed 2016-11-09
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
OR
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
Yes [  ] No [X]
At October 28, 2016, 34,802,738 shares of Class A and 3,437,643 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue from services	$1,247.8	$1,351.0	$3,972.4	$4,056.6

Cost of services	1,032.7	1,122.8	3,294.1	3,385.8

Gross profit	215.1	228.2	678.3	670.8

Selling, general and administrative expenses	196.3	211.6	634.9	630.6

Earnings from operations	18.8	16.6	43.4	40.2

Gain on investment in TS Kelly Asia Pacific	87.2	—	87.2	—

Other expense, net	(0.4)	—	(1.4)	(3.5)

Earnings before taxes	105.6	16.6	129.2	36.7

Income tax expense	24.7	7.5	28.2	17.1

Net earnings	$80.9	$9.1	$101.0	$19.6

Basic earnings per share	$2.08	$0.23	$2.59	$0.51
Diluted earnings per share	$2.06	$0.23	$2.58	$0.51

Dividends per share	$0.075	$0.05	$0.20	$0.15

Average shares outstanding (millions):
Basic	38.1	37.9	38.0	37.8
Diluted	38.4	37.9	38.3	37.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net earnings	$80.9	$9.1	$101.0	$19.6

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $1.8 million, $0.2 million, $1.7 million and $0.4 million, respectively	1.8	(9.8)	13.1	(15.5)
Less: Reclassification adjustments included in net earnings	0.2	—	(0.1)	(0.2)
Foreign currency translation adjustments	2.0	(9.8)	13.0	(15.7)

Unrealized gains on investment, net of tax expense of $0.6 million, $8.9 million, $4.3 million and $12.7 million, respectively	1.3	16.4	8.8	23.0

Other comprehensive income	3.3	6.6	21.8	7.3

Comprehensive income	$84.2	$15.7	$122.8	$26.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	October 2, 2016	January 3, 2016
CURRENT ASSETS:
Cash and equivalents	$27.6	$42.2
Trade accounts receivable, less allowances of $11.1 and $10.5, respectively	1,125.8	1,139.1
Prepaid expenses and other current assets	53.0	45.8
Total current assets	1,206.4	1,227.1

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	271.6	361.8
Accumulated depreciation	(191.1)	(272.9)
Net property and equipment	80.5	88.9
Noncurrent deferred taxes	179.8	189.3
Goodwill, net	88.4	90.3
Investment in equity affiliate	113.6	9.4
Other assets	370.6	334.6
Total noncurrent assets	832.9	712.5

TOTAL ASSETS	$2,039.3	$1,939.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	October 2, 2016	January 3, 2016
CURRENT LIABILITIES:
Short-term borrowings	$8.7	$55.5
Accounts payable and accrued liabilities	408.7	405.5
Accrued payroll and related taxes	276.9	268.1
Accrued insurance	26.8	26.7
Income and other taxes	56.9	60.0
Total current liabilities	778.0	815.8

NONCURRENT LIABILITIES:
Accrued insurance	40.2	40.0
Accrued retirement benefits	153.9	141.0
Other long-term liabilities	50.7	47.4
Total noncurrent liabilities	244.8	228.4

Commitments and contingencies (see contingencies footnote)

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2016 and 2015	36.6	36.6
Class B common stock, shares issued 3.5 at 2016 and 2015	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.9 shares at 2016 and 2.1 Shares at 2015	(38.5)	(43.7)
Class B common stock	(0.6)	(0.6)
Paid-in capital	26.2	25.4
Earnings invested in the business	906.8	813.5
Accumulated other comprehensive income	82.5	60.7
Total stockholders’ equity	1,016.5	895.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,039.3	$1,939.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(41.5)	(48.4)	(43.7)	(49.2)
Issuance of restricted stock and other	3.0	2.1	5.2	2.9
Balance at end of period	(38.5)	(46.3)	(38.5)	(46.3)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	28.1	27.5	25.4	24.9
Issuance of restricted stock and other	(1.9)	(0.8)	0.8	1.8
Balance at end of period	26.2	26.7	26.2	26.7

Earnings Invested in the Business
Balance at beginning of period	828.8	774.1	813.5	767.4
Net earnings	80.9	9.1	101.0	19.6
Dividends	(2.9)	(1.9)	(7.7)	(5.7)
Balance at end of period	906.8	781.3	906.8	781.3

Accumulated Other Comprehensive Income
Balance at beginning of period	79.2	51.8	60.7	51.1
Other comprehensive income, net of tax	3.3	6.6	21.8	7.3
Balance at end of period	82.5	58.4	82.5	58.4

Stockholders’ Equity at end of period	$1,016.5	$859.6	$1,016.5	$859.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net earnings	$101.0	$19.6
Noncash adjustments:
Depreciation and amortization	16.0	16.6
Provision for bad debts	6.1	3.3
Stock-based compensation	5.5	4.6
Gain on investment in TS Kelly Asia Pacific equity affiliate	(87.2)	—
Other, net	(2.2)	(0.7)
Changes in operating assets and liabilities	(13.1)	(44.9)

Net cash from (used in) operating activities	26.1	(1.5)

Cash flows from investing activities:
Capital expenditures	(7.8)	(12.3)
Net cash proceeds from investment in TS Kelly Asia Pacific equity affiliate	18.8	—
Investment in TS Kelly equity affiliate	—	(0.5)
Other investing activities	(0.4)	(0.4)

Net cash from (used in) investing activities	10.6	(13.2)

Cash flows from financing activities:
Net change in short-term borrowings	(47.8)	(13.8)
Dividend payments	(7.7)	(5.7)
Other financing activities	0.4	0.2

Net cash used in financing activities	(55.1)	(19.3)

Effect of exchange rates on cash and equivalents	3.8	(4.2)

Net change in cash and equivalents	(14.6)	(38.2)
Cash and equivalents at beginning of period	42.2	83.1

Cash and equivalents at end of period	$27.6	$44.9
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 3, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2016 (the 2015 consolidated financial statements). The Company’s third fiscal quarter ended on October 2, 2016 (2016) and September 27, 2015 (2015), each of which contained 13 weeks. The corresponding September year to date periods for 2016 and 2015 each contained 39 weeks.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.  Investment in TS Kelly Asia Pacific
On July 4, 2016, the Company and Temp Holdings Co., Ltd. (“Temp Holdings”), a leading integrated human resources company in Japan, completed a transaction to form a new joint venture, TS Kelly Asia Pacific. The Company transferred its Asia Pacific staffing operations and certain APAC OCG businesses in exchange for a 49% ownership interest in TS Kelly Asia Pacific and $36.5 million in cash received at closing. The Company subsequently deconsolidated the contributed APAC staffing and OCG operations and recorded a $104.2 million investment in equity affiliate on the consolidated balance sheet, which represented the fair value of the Company’s ownership interest in TS Kelly Asia Pacific as of July 4, 2016. The operating results of the Company’s interest in TS Kelly Asia Pacific will be accounted for on a one-quarter lag under the equity method. Accordingly, the consolidated financial statements for the third quarter of 2016 do not include operating results for TS Kelly Asia Pacific. In the fourth quarter, the Company will also receive a $4.5 million post-close cash true-up adjustment from Temp Holdings. The Company’s interest in TS Kelly Workforce Solutions is expected to be transferred to TS Kelly Asia Pacific in the fourth quarter under the terms of the transaction agreement.
The Company recorded a pretax gain of $87.2 million on the investment in TS Kelly Asia Pacific in the consolidated statement of earnings which represents the fair value of the Company’s retained investment in TS Kelly Asia Pacific in addition to the cash received less the carrying value of net assets transferred to the joint venture. Income taxes of $23.5 million on this gain result primarily from recording deferred income taxes on outside basis differences. The fair value of the Company’s contributed operations was determined using both an income-based and market-based approach. The income approach utilized a discounted cash flow analysis which included significant assumptions about the timing of future cash flows, growth rates, and discount rates commensurate with the underlying risks of the investment. The market approach entailed deriving market multiples from publicly traded companies with similar financial and operating characteristics to TS Kelly Asia Pacific and corroborated the results of the discounted cash flow method.
As part of this transaction, the Company deconsolidated the goodwill related to the contributed entities in our APAC PT and OCG segments amounting to $1.9 million.
The amount due to TS Kelly Asia Pacific was $2.1 million as of third quarter-end 2016.
3.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of third quarter-end 2016 and year-end 2015 by fair value hierarchy level, as described below.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Third Quarter-End 2016
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.0	$4.0	$—	$—
Available-for-sale investment	158.6	158.6	—	—

Total assets at fair value	$162.6	$162.6	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2015
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.7	$3.7	$—	$—
Available-for-sale investment	142.3	142.3	—	—

Total assets at fair value	$146.0	$146.0	$—	$—
Money market funds as of third quarter-end 2016 represent investments in government money market accounts, and as of year-end 2015 represent investments in prime money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $1.3 million for the third quarter of 2016 and $16.4 million for the third quarter of 2015 was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $8.8 million for September year to date 2016 and $23.0 million for September year to date 2015 was recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $20.4 million as of the third quarter-end 2016 and $17.2 million at year-end 2015.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4. Restructuring

A summary of the global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars).

Balance as of year-end 2015	$0.5
Reductions for cash payments related to all restructuring activities	(0.4)
Balance as of first quarter-end 2016	0.1
Additions charged to Americas	2.2
Additions charged to EMEA	1.2
Reductions for cash payments related to all restructuring activities	(0.7)
Balance as of second quarter-end 2016	2.8
Reductions for cash payments related to all restructuring activities	(1.6)
Balance as of third quarter-end 2016	$1.2
The remaining balance of $1.2 million as of third quarter-end 2016 represents primarily severance costs, and the majority is expected to be paid by the end of 2016. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

5. Goodwill
The changes in the net carrying amount of goodwill as of third quarter-end 2016 are included in the table below. See Investment in TS Kelly Asia Pacific footnote for a description of adjustments to APAC PT and OCG goodwill.

	As of Year-End 2015			As of Third Quarter-End 2016
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$—	$40.0	$(16.4)	$23.6
Americas PT	37.9	—	—	37.9	—	37.9
Total Americas	77.9	(16.4)	—	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	(1.4)	—	—	—
Total APAC	13.5	(12.1)	(1.4)	12.1	(12.1)	—

OCG	27.4	—	(0.5)	26.9	—	26.9
Consolidated Total	$191.2	$(100.9)	$(1.9)	$189.3	$(100.9)	$88.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

6.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the third quarter and September year to date 2016 and 2015 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income, as shown in the tables below, were recorded in the other expense, net line item in the consolidated statement of earnings.

	Third Quarter 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(11.6)	$92.4	$(1.6)	$79.2
Other comprehensive income before reclassifications	1.8	1.3	—	3.1
Amounts reclassified from accumulated other comprehensive income	0.2	—	—	0.2
Net current-period other comprehensive income	2.0	1.3	—	3.3

Ending balance	$(9.6)	$93.7	$(1.6)	$82.5

	September Year to Date 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(22.6)	$84.9	$(1.6)	$60.7
Other comprehensive income before reclassifications	13.1	8.8	—	21.9
Amounts reclassified from accumulated other comprehensive income	(0.1)	—	—	(0.1)
Net current-period other comprehensive income	13.0	8.8	—	21.8

Ending balance	$(9.6)	$93.7	$(1.6)	$82.5

	Third Quarter 2015
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(8.9)	$62.9	$(2.2)	$51.8
Other comprehensive income (loss) before reclassifications	(9.8)	16.4	—	6.6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	(9.8)	16.4	—	6.6

Ending balance	$(18.7)	$79.3	$(2.2)	$58.4

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

7.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the third quarter and September year to date 2016 and 2015 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2016	2015	2016	2015
Net earnings	$80.9	$9.1	$101.0	$19.6
Less: earnings allocated to participating securities	(1.8)	(0.2)	(2.3)	(0.5)
Net earnings available to common shareholders	$79.1	$8.9	$98.7	$19.1

Average shares outstanding (millions):
Basic	38.1	37.9	38.0	37.8
Dilutive share awards	0.3	—	0.3	—
Diluted	38.4	37.9	38.3	37.8

Basic earnings per share	$2.08	$0.23	$2.59	$0.51
Diluted earnings per share	$2.06	$0.23	$2.58	$0.51
Potentially dilutive shares outstanding are primarily related to performance shares for the third quarter and September year to date 2016 and 2015. Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the third quarter and September year to date 2016 and 2015 were not significant.

8.  Stock-Based Compensation
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The financial measure performance shares, which have a weighted average grant date fair value of $15.85, have a three-year performance period through December 31, 2018. These shares will cliff-vest after approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient. For each of the three financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2016, 2017 and 2018 goals. Accordingly, the Company will remeasure the fair value of the 2016 financial measure performance shares each reporting period until the 2018 goals are set, after which the fair value will be fixed for the remaining performance period. As of third quarter-end 2016, the current fair value for financial measure performance shares was $18.34.
The TSR performance shares also have a three-year performance period through December, 31, 2018 and have an estimated fair value of $19.73, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. These shares will cliff-vest after approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient.
For the third quarter 2016 and 2015, respectively, total compensation expense related to all performance shares was $1.0 million and $0.8 million, and the related tax benefit was $0.4 million and $0.3 million. For September year to date 2016 and 2015, respectively, total compensation expense related to all performance shares was $3.1 million and $1.1 million, and the related tax benefit was $1.2 million and $0.4 million.

9.  Other Expense, Net
Included in other expense, net for the third quarter and September year to date 2016 and 2015 are the following:

	Third Quarter		September Year to Date
	2016	2015	2016	2015
	(In millions of dollars)
Interest income	$0.2	$0.1	$0.3	$0.3
Interest expense	(0.9)	(0.9)	(2.7)	(2.7)
Dividend income	—	—	0.6	0.4
Net loss on equity investment	—	(0.1)	(0.1)	(0.7)
Foreign exchange gain (loss)	0.3	0.9	0.5	(0.8)

Other expense, net	$(0.4)	$—	$(1.4)	$(3.5)

10.  Contingencies
The Company is a party to a pending nationwide class action lawsuit entitled Hillson et.al. v Kelly Services. The suit alleges that current and former temporary employees of Kelly Services are entitled to monetary damages for violation of the Fair Credit Reporting Act requirement that the notice and disclosure form provided to employees for purposes of conducting a background screening be a standalone document. On April 20, 2016, the parties entered into a formal settlement agreement. The parties still must secure court approval of the settlement. In light of amounts previously expensed and anticipated recoveries from third parties, Kelly recorded an accrual in the fourth quarter of 2015 of $4.1 million (in accounts payable and accrued liabilities on the consolidated balance sheet) to reflect the expected cost of the tentative settlement.
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
The Company regularly assesses its organizational structure, product/service offerings and information evaluated by the CODM to determine whether any changes have occurred that would impact its segment reporting structure. The Company may change how it allocates resources and analyzes performance, which may result in a change to the Company’s segment reporting in the future.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the third quarter and September year to date 2016 and 2015. Segment information for 2016 is impacted by the transfer of the APAC Commercial, APAC PT and certain OCG businesses to TS Kelly Asia Pacific in the third quarter of 2016 (see Investment in TS Kelly Asia Pacific footnote).
Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	Third Quarter		September Year to Date
	2016	2015	2016	2015
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$603.7	$615.5	$1,887.6	$1,908.2
Americas PT	239.6	242.8	718.3	721.8
Total Americas Commercial and PT	843.3	858.3	2,605.9	2,630.0

EMEA Commercial	197.6	199.0	570.2	573.0
EMEA PT	41.7	43.6	126.4	126.8
Total EMEA Commercial and PT	239.3	242.6	696.6	699.8

APAC Commercial	—	83.2	170.7	259.1
APAC PT	—	9.9	18.3	30.7
Total APAC Commercial and PT	—	93.1	189.0	289.8

OCG	178.2	171.8	520.3	486.3

Less: Intersegment revenue	(13.0)	(14.8)	(39.4)	(49.3)

Consolidated Total	$1,247.8	$1,351.0	$3,972.4	$4,056.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2016	2015	2016	2015
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$94.9	$96.6	$295.9	$290.3
Americas PT gross profit	41.4	41.0	124.3	122.0
Americas Region gross profit	136.3	137.6	420.2	412.3
Americas Region SG&A expenses	(112.2)	(113.7)	(342.7)	(339.8)
Americas Region Earnings from Operations	24.1	23.9	77.5	72.5

EMEA Commercial gross profit	26.8	27.7	77.5	79.1
EMEA PT gross profit	8.2	9.4	25.6	27.2
EMEA Region gross profit	35.0	37.1	103.1	106.3
EMEA Region SG&A expenses	(30.6)	(31.8)	(94.1)	(99.5)
EMEA Region Earnings from Operations	4.4	5.3	9.0	6.8

APAC Commercial gross profit	—	10.7	23.3	34.9
APAC PT gross profit	—	2.5	5.0	8.1
APAC Region gross profit	—	13.2	28.3	43.0
APAC Region SG&A expenses	—	(11.1)	(22.7)	(35.5)
APAC Region Earnings from Operations	—	2.1	5.6	7.5

OCG gross profit	45.0	41.4	130.1	112.6
OCG SG&A expenses	(37.3)	(33.2)	(112.2)	(98.1)
OCG Earnings from Operations	7.7	8.2	17.9	14.5

Less: Intersegment gross profit	(1.2)	(1.1)	(3.4)	(3.4)
Less: Intersegment SG&A expenses	1.2	1.1	3.4	3.4
Net Intersegment Activity	—	—	—	—

Corporate	(17.4)	(22.9)	(66.6)	(61.1)
Consolidated Total	18.8	16.6	43.4	40.2
Gain on investment in TS Kelly Asia Pacific	87.2	—	87.2	—
Other Expense, Net	(0.4)	—	(1.4)	(3.5)

Earnings Before Taxes	$105.6	$16.6	$129.2	$36.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

12.  New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 clarifying how entities should classify certain cash receipts and payments on the statement of cash flows. The new guidance addresses classification of cash flows related to the following transactions: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies; 6) distributions received from equity method investees; and 7) beneficial interests in securitization transaction. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and requires retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13 amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

December 15, 2017. Early adoption is only permitted for the financial liability provision. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The adoption of this guidance is not expected to have a material effect on our financial statements.
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
Across all regions, the structural shifts toward higher-skilled, project-based professional/technical talent continue to represent long-term opportunities for the industry. In fact, professional/technical staffing is projected to increase as a percent of the global market, with demand for professional/technical staffing projected to outpace commercial.
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
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but was 56 days on a global basis as of the 2016 third quarter end, 54 days as of the 2015 year end and 57 days as of the 2015 third quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
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
Fueled by our 2014 investments in higher-margin specialties and solutions, Kelly’s strong performance in 2015 reaffirmed our strategic path and enabled us to raise the cash dividend for our shareholders. With a year of proven execution behind us, we entered 2016 with renewed confidence. Early in the year, we announced plans to expand our joint venture with Temp Holdings and form one of the largest workforce solutions companies in the Asia-Pacific region, and have since completed that joint venture, TS Kelly Asia Pacific. Our U.S. branch network is delivering growth in PT staffing, and our global OCG business continues to expand its customer reach and gain third-party validation as a leading provider of talent supply chain management solutions.

In line with our strategy, we took actions during the second quarter of 2016 in the Americas and EMEA designed to increase operational efficiency and align our staffing operations with growth levels within their markets. As a result, we recorded $3.4 million of restructuring expenses in the second quarter. Kelly’s third quarter results confirm the actions taken as we continue our commitment to our strategy and to driving improved profitability within our operating segments:

•
Earnings from operations for the third quarter of 2016 totaled $18.8 million, compared to $16.6 million in the third quarter of 2015. Conversion rate for the third quarter was 8.7%, compared to 7.3% in the same period last year.

•
In the OCG segment, earnings from operations totaled $7.7 million, compared to $8.2 million the same period last year. OCG continued to deliver gross profit growth, but investments in additional headcount and sales resources lowered overall operating profit. Solid growth in BPO continues, which is a key driver of our strategic and financial progress.

•
After strong demand in the first quarter, the U.S. staffing market softened in the second quarter and began to show signs of stabilization in the third quarter. Overall Americas PT revenue fell 1% year over year, though accounts serviced through our U.S. branch network delivered positive PT growth. We will need to continue to accelerate PT growth, particularly within accounts serviced through our centralized delivery model, to fully realize the expected benefit of our investments. Despite the softer U.S. market, the Americas region delivered consistent year-over-year earnings from operations.

•	Despite uneven economic conditions, EMEA continues to execute against its strategy. For the quarter, EMEA delivered $4.4 million of earnings from operations, compared to $5.3 million a year ago.
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

Results of Operations
Total Company - Third Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$1,247.8	$1,351.0	(7.6)%		(7.1)%
Staffing fee-based income	13.2	16.5	(19.9)		(19.3)
Gross profit	215.1	228.2	(5.8)		(5.3)
Total SG&A expenses	196.3	211.6	(7.3)		(6.9)
Earnings from operations	18.8	16.6	13.1

Gross profit rate	17.2%	16.9%	0.3	pts.
Expense rates:
% of revenue	15.7	15.7	—
% of gross profit	91.3	92.7	(1.4)
Return on sales	1.5	1.2	0.3
Conversion rate	8.7	7.3	1.4

During the third quarter of 2016, we transferred our APAC staffing and certain APAC OCG businesses in exchange for a 49% interest in the TS Kelly Asia Pacific joint venture. Accordingly, third quarter 2016 results of operations reflect the impact of transferring these operations to the joint venture.
Total Company revenue from services for the third quarter of 2016 was down 7.6% in comparison to the prior year and down 7.1% on a CC basis. The decrease was due to the effect of the transfer of the APAC staffing operations, as well as the changes noted in the following Americas and EMEA region discussions.
The gross profit rate increased by 30 basis points, of which the transfer of APAC businesses accounted for 20 basis points. Additionally, as more fully described in the following discussions, increases in the Americas and OCG gross profit rates were partially offset by a decline in the gross profit rate in the EMEA region.
Total SG&A expenses decreased 7.3% on a reported basis and 6.9% on a CC basis. The reduction in SG&A expenses for the third quarter of 2016 reflects the transfer of APAC staffing operations, as well as decreases in expense in our staffing operations. These decreases were partially offset by an increase in SG&A expenses in OCG, reflecting continued investment in that operating segment. Also included in total SG&A expenses is a one-time savings of $7.5 million related to the reduction in performance-based compensation expenses.
Income tax expense for the third quarter of 2016 was $24.7 million, compared to $7.5 million for the third quarter of 2015. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets. The increase in income tax expense from the prior year is primarily due to tax expense of $23.5 million from the gain on the investment in TS Kelly Asia Pacific, the impact of which is partially offset by the reinstatement of the work opportunity credit program and improved non-taxable investment income. Valuation allowances in certain foreign countries could be reduced up to $7 million in the near term if future taxable income is sufficient to make it more likely than not that deferred tax assets will be realizable in those jurisdictions.
Diluted earnings per share for the third quarter of 2016 were $2.06, as compared to $0.23 for the third quarter of 2015.

Total Americas - Third Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$843.3	$858.3	(1.8)%		(1.3)%
Staffing fee-based income	8.6	8.5	0.6		0.7
Gross profit	136.3	137.6	(1.0)		(0.6)
Total SG&A expenses	112.2	113.7	(1.4)		(1.2)
Earnings from operations	24.1	23.9	1.0

Gross profit rate	16.2%	16.0%	0.2	pts.
Expense rates:
% of revenue	13.3	13.2	0.1
% of gross profit	82.3	82.7	(0.4)
Return on sales	2.9	2.8	0.1

The change in Americas revenue from services on a reported basis was due to a 3% decrease in hours volume, partially offset by a 1% increase in average bill rates (a 2% increase on a CC basis). The increase in average bill rates was due to wage rate inflation and the resulting impact on the bill rate. Americas represented 68% of total Company revenue in the third quarter of 2016 and 64% in the third quarter of 2015.
Revenue in our Commercial segment was down 2% on a reported basis and down 1% on a CC basis in comparison to the prior year. The lower revenue was primarily due to a decrease in our office services volume in both our branch-based and centralized delivery models. These decreases were partially offset by an increase in our educational staffing business and in our light industrial product due to new customer wins.
In the PT segment, reported and CC revenue was down 1% in comparison to the prior year. We had a revenue decrease of 3% in the accounts serviced through our centralized delivery model, partially offset by a 3% revenue increase in the accounts serviced through our branch delivery network. Revenue increased in our finance and IT products, while revenue in our science and engineering products were down compared to a year ago.
The increase in the gross profit rate was primarily due to improved management of our payroll taxes, partially offset by an increase in our workers’ compensation cost as compared to a year ago.
Total SG&A expenses decreased 1.4% on a reported basis and 1.2% on a CC basis, due primarily to lower salary cost as a result of the cost reduction initiatives we took in the second quarter of 2016.

Total EMEA - Third Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$239.3	$242.6	(1.4)%		0.3%
Staffing fee-based income	5.5	5.8	(4.6)		(2.9)
Gross profit	35.0	37.1	(5.6)		(4.6)
Total SG&A expenses	30.6	31.8	(3.5)		(2.0)
Earnings from operations	4.4	5.3	(17.8)

Gross profit rate	14.7%	15.3%	(0.6)	pts.
Expense rates:
% of revenue	12.8	13.1	(0.3)
% of gross profit	87.3	85.4	1.9
Return on sales	1.9	2.2	(0.3)

The change in EMEA revenue from services was due to a 4% decrease in average bill rates (a 2% decrease on a CC basis) due to country mix, partially offset by a 2% increase in hours volume. The increase in hours volume was due to Portugal, partially offset by a decrease in the U.K. EMEA represented 19% of total Company revenue in the third quarter of 2016 and 18% in the third quarter of 2015.
The EMEA gross profit rate decreased primarily due to a decline in the temporary staffing gross profit rate, which was mainly driven by an unfavorable customer mix in Switzerland and the U.K. Staffing fee-based income decreased primarily in Western Europe, with demand mainly weakening in the U.K.
Total SG&A expenses decreased 3.5% on a reported basis and 2.0% on a CC basis, due to effective cost control in headquarters expenses across the region, partially offset by targeted investments in our branch network.

OCG - Third Quarter
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$178.2	$171.8	3.7%		3.9%
Gross profit	45.0	41.4	8.5		8.9
SG&A expenses	37.3	33.2	12.3		12.8
Earnings from operations	7.7	8.2	(7.0)

Gross profit rate	25.2%	24.1%	1.1	pts.
Expense rates:
% of revenue	20.9	19.3	1.6
% of gross profit	83.0	80.2	2.8
Return on sales	4.3	4.8	(0.5)

The increase in revenue from services in the OCG segment was due primarily to growth in the BPO and RPO practice areas. Revenue in BPO grew by 6% year over year and RPO revenue increased 7%. This revenue growth was due to the expansion of programs with existing customers and, to a lesser extent, new customers. OCG revenue represented 14% of total Company revenue in the third quarter of 2016 and 13% in the third quarter of 2015.
The change in the OCG gross profit rate was primarily due to increased gross profit rates in RPO, BPO and CWO as a result of customer and business mix within the practice areas.
The increase in SG&A expenses was primarily a result of increased headcount, as well as costs related to additional sales resources, including performance-based compensation.

Results of Operations
Total Company - September Year to Date
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$3,972.4	$4,056.6	(2.1)%		(0.7)%
Staffing fee-based income	46.3	49.5	(6.3)		(3.9)
Gross profit	678.3	670.8	1.1		2.3
SG&A expenses excluding restructuring charges	631.5	630.6	0.1		1.3
Restructuring charges	3.4	—	NM
Total SG&A expenses	634.9	630.6	0.7		1.8
Earnings from operations	43.4	40.2	7.9

Gross profit rate	17.1%	16.5%	0.6	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.9	15.5	0.4
% of gross profit	93.1	94.0	(0.9)
Return on sales	1.1	1.0	0.1
Conversion rate	6.4	6.0	0.4

Total Company results of operations for the first nine months of 2016 were impacted by the transfer of APAC staffing and certain APAC OCG businesses to the TS Kelly Asia Pacific joint venture in the third quarter of 2016. Accordingly, separate APAC results for the first nine months of 2016 and 2015 are not presented in the following discussions due to the lack of comparability between the periods.
Total Company revenue from services for the first nine months of 2016 was down 2.1% in comparison to the prior year on a reported basis, and down 0.7% on a CC basis, due to the transfer of the APAC operations and as more fully described in the following discussions.
The gross profit rate increased 60 basis points on a year-over-year basis, of which the transfer of the APAC businesses accounted for 10 basis points. Additionally, as more fully described in the following discussions, increases in the Americas and OCG gross profit rates were partially offset by a decline in the gross profit rate in the EMEA region.
Total SG&A expenses increased 0.7% on a reported basis and 1.8% on a CC basis. Included in SG&A expenses are restructuring charges of $3.4 million, which relate to actions taken in the Americas and EMEA regions to manage operating expenses and prepare the businesses for future growth. Also included in SG&A expenses for the first nine months of 2016 is $1.8 million of one-time costs related to the expansion of the APAC staffing joint venture and an increase in OCG SG&A expenses due to growth in that segment. These increases were partially offset by continued cost management efforts in the EMEA region and a decrease due to the transfer of APAC operations to the joint venture.
Income tax expense for the first nine months of 2016 was $28.2 million, compared to $17.1 million for the first nine months of 2015. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets. The increase in income tax expense from the prior year is primarily due to tax expense of $23.5 million from the gain on the investment in TS Kelly Asia Pacific, the impact of which is partially offset by the reinstatement of the work opportunity credit program and improved non-taxable investment income. Valuation allowances in certain foreign countries could be reduced by up to $7 million in the near term if future taxable income is sufficient to make it more likely than not that deferred tax assets will be realizable in those jurisdictions.
Diluted earnings per share for the first nine months of 2016 were $2.58, as compared to $0.51 for the first nine months of 2015.

Total Americas - September Year to Date
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$2,605.9	$2,630.0	(0.9)%		—%
Staffing fee-based income	25.1	23.9	4.9		5.6
Gross profit	420.2	412.3	1.9		2.7
SG&A expenses excluding restructuring charges	340.5	339.8	0.2		0.9
Restructuring charges	2.2	—	NM
Total SG&A expenses	342.7	339.8	0.8		1.5
Earnings from operations	77.5	72.5	7.0

Gross profit rate	16.1%	15.7%	0.4	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.1	12.9	0.2
% of gross profit	81.0	82.4	(1.4)
Return on sales	3.0	2.8	0.2

The decrease in reported Americas revenue from services was due to a 2% decrease in hours volume, partially offset by a 1% increase in average bill rates (a 2% increase on a CC basis). This increase was due to a combination of wage and bill rate inflation, increased pricing in a number of accounts serviced through our branch-based delivery model, as well as business mix. Americas represented 66% of total Company revenue in the first nine months of 2016 and 65% in the first nine months of 2015.
Revenue in our Commercial segment decreased 1% on a reported basis and was flat on a CC basis in comparison to the prior year. The change in CC revenue in Commercial was primarily due to increases in our educational staffing business and in our light industrial product. These increases were offset by a decrease in our office services business in both our branch-based delivery model and our centralized delivery model.
In the PT segment, reported and CC revenue was flat in comparison to the prior year. PT revenue is up 5% in accounts serviced by our branch-based delivery model, while PT revenue is down 2% in accounts serviced by our centralized delivery model.
The increase in the gross profit rate was primarily due to improved management of our payroll taxes, coupled with higher staffing fee-based income, partially offset by higher workers’ compensation costs.
Total SG&A expenses increased 0.8% on a reported basis and 1.5% on a CC basis. Included in SG&A expenses are restructuring charges of $2.2 million. These charges represent severance costs related to headcount reductions as well as lease buyout costs due to branch consolidations. SG&A expenses excluding restructuring charges increased 0.2% on a reported basis and 0.9% on a CC basis. This increase is primarily the result of costs related to additional sales resources, partially offset by lower incentive payments.

Total EMEA - September Year to Date
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$696.6	$699.8	(0.5)%		2.2%
Staffing fee-based income	17.7	17.6	0.8		4.7
Gross profit	103.1	106.3	(3.0)		(0.6)
SG&A expenses excluding restructuring charges	92.9	99.5	(6.5)		(3.8)
Restructuring charges	1.2	—	NM
Total SG&A expenses	94.1	99.5	(5.3)		(2.7)
Earnings from operations	9.0	6.8	30.5

Gross profit rate	14.8%	15.2%	(0.4)	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.4	14.2	(0.8)
% of gross profit	90.1	93.5	(3.4)
Return on sales	1.3	1.0	0.3

The change in reported EMEA revenue from services was due to a 2% decrease in average bill rates (a 1% increase on a CC basis), partially offset by a 1% increase in hours volume. The increase in average bill rates on a CC basis was due primarily to the U.K., and the increase in hours volume was primarily due to Portugal. EMEA represented 18% of total Company revenue in the first nine months of 2016 and 17% in the first nine months of 2015.
The EMEA gross profit rate decreased primarily due to a decline in the temporary gross profit rate, mainly driven by unfavorable customer mix in Switzerland and the U.K. Staffing fee-based income increased primarily in Western Europe, partially offset by a decrease in the U.K.
Total SG&A expenses decreased 5.3% on a reported basis and 2.7% on a CC basis, primarily due to effective cost control in headquarters expenses across the region. Included in SG&A expenses are restructuring charges of $1.2 million, which reflect a repositioning of the operating model to pursue growth in staffing fee-based income and specialized temporary staffing business in Italy.

OCG - September Year to Date
(Dollars in millions)

	2016	2015	Change		CC Change
Revenue from services	$520.3	$486.3	7.0%		7.5%
Gross profit	130.1	112.6	15.5		16.3
SG&A expenses	112.2	98.1	14.4		15.3
Earnings from operations	17.9	14.5	22.8

Gross profit rate	25.0%	23.1%	1.9	pts.
Expense rates:
% of revenue	21.6	20.2	1.4
% of gross profit	86.3	87.1	(0.8)
Return on sales	3.4	3.0	0.4

Revenue from services in the OCG segment increased during the first nine months of 2016 due primarily to growth in the BPO, CWO and RPO practice areas. Revenue in BPO grew by 10% year over year, CWO, which includes PPO, grew by 4% year over year and RPO grew 3% year over year. The revenue growth in BPO, CWO and RPO was due primarily to the expansion of programs with existing customers and, to a lesser extent, new customers. OCG revenue represented 13% of total Company revenue in the first nine months of 2016 and 12% in the first nine months of 2015.
The OCG gross profit rate increased primarily due to an increased gross profit rates in BPO, RPO and CWO as a result of customer and practice area mix.
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
Cash and Equivalents
Cash and equivalents totaled $27.6 million at the end of the third quarter of 2016 and $42.2 million at year-end 2015. As further described below, we generated $26.1 million of cash from operating activities, generated $10.6 million of cash from investing activities and used $55.1 million of cash for financing activities.
Operating Activities
In the first nine months of 2016, we generated $26.1 million of net cash from operating activities, as compared to using $1.5 million in the first nine months of 2015. This change was the result of lower growth in trade accounts receivable due in part to improved global days sales outstanding (“DSO”) as noted below, as well as improving net earnings.
Trade accounts receivable totaled $1.1 billion at the end of the third quarter of 2016. Global DSO were 56 days at the end of the third quarter of 2016 and 57 at the end of the third quarter of 2015.
Our working capital position (total current assets less total current liabilities) was $430.0 million at the end of the third quarter of 2016, an increase of $18.7 million from year-end 2015. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the third quarter of 2016 and 1.5 at year-end 2015.
Investing Activities
In the first nine months of 2016, we generated $10.6 million of cash from investing activities, as compared to using $13.2 million in the first nine months of 2015. Included in cash from investing activities is $18.8 million of net cash representing the cash received less the cash deconsolidated relating to the TS Kelly Asia Pacific joint venture transaction. Capital expenditures in both years relate primarily to the Company’s technology programs.
Financing Activities
In the first nine months of 2016, we used $55.1 million of cash for financing activities, as compared to using $19.3 million in the first nine months of 2015. The change in cash used in financing activities was caused by decreased short-term borrowings. Debt totaled $8.7 million at the end of the third quarter of 2016 and $55.5 million at year-end 2015. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.8% at the end of the third quarter of 2016 and 5.8% at year-end 2015.
The net change in short-term borrowings in the first nine months of 2016 and 2015 was primarily due to payments on our U.S. securitization facility.
We made dividend payments of $7.7 million in the first nine months of 2016 and $5.7 million in the first nine months of 2015.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2016 third quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the 2016 third quarter end, we had $199.0 million of available capacity on our $200.0 million revolving credit facility and $101.6 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $48.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the 2016 third quarter end, we met the debt covenants related to our revolving credit facility and securitization facility. We intend to refinance our revolving credit facility and securitization facility in the fourth quarter of 2016.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions, changing market and economic conditions, our ability to achieve our business strategy, the risk of damage to our brand, the risk our intellectual assets could be infringed upon or compromised, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, our increasing dependency on third parties for the execution of critical functions, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates including TS Kelly Asia Pacific, material changes in demand from or loss of large corporate customers, risks associated with conducting business in foreign countries, including foreign currency fluctuations, availability of full-time employees to lead complex talent supply chain sales and operations, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, the risk of cyber attacks or other breaches of network or information technology security as well as risks associated with compliance on data privacy, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to maintain adequate financial and management processes and controls, impairment charges triggered by adverse industry developments or operational circumstances, unexpected changes in claim trends on workers’ compensation, disability and medical benefit plans, the impact of the Patient Protection and Affordable Care Act on our business, the impact of changes in laws and regulations (including federal, state and international tax laws), the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission.  Actual results may differ materially from any forward looking statements contained herein, and we have no intention to update these statements. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2016 third quarter earnings.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2016, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)

July 4, 2016 through August 7, 2016	238	$20.34	—	$—

August 8, 2016 through September 4, 2016	1,297	19.35	—	$—

September 5, 2016 through October 2, 2016	71,198	19.22	—	$—

Total	72,733	$19.22	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 72,733 shares were reacquired in transactions during the quarter.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 37 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 9, 2016

/s/ Olivier G. Thirot
Olivier G. Thirot

Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2016

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