Form 10-K
period 2017-01-01
KELLY SERVICES INC
filed 2017-02-17
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended January 1, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $560,567,627.

Registrant had 34,806,309 shares of Class A and 3,437,643 of Class B common stock, par value $1.00, outstanding as of February 5, 2017.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2017 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I
Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.
ITEM 1. BUSINESS.
History and Development of Business
Founded by William R. Kelly in 1946, Kelly Services® has developed innovative workforce solutions for customers in a variety of industries throughout our 70-year history. Our range of solutions has grown steadily over the years to match the changing needs of our customers and to reflect the changing nature of our work.
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
Geographic Breadth of Services
Headquartered in Troy, Michigan, Kelly provides workforce solutions to a diversified group of customers in three regions: the Americas; Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). Our customer base spans a variety of industries and includes 95 of the Fortune 100™ companies.
In 2016, we assigned nearly 500,000 temporary employees to a variety of customers around the globe.
Description of Business Segments
Our operations are divided into seven principal business segments: Americas Commercial, Americas Professional and Technical (“Americas PT”), EMEA Commercial, EMEA Professional and Technical (“EMEA PT”), APAC Commercial, APAC Professional and Technical (“APAC PT”) and Outsourcing and Consulting Group (“OCG”). In July 2016, we transferred our APAC Commercial and APAC PT staffing operations to TS Kelly Asia Pacific, an expanded joint venture with our long-time partner, Temp Holdings. Kelly retains a 49% ownership interest in TS Kelly Asia Pacific. OCG in the APAC region remains wholly Kelly-owned and continues to provide holistic workforce solutions throughout the APAC region.
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
APAC Commercial
Our APAC Commercial segment offered a similar range of commercial staffing services as described for our Americas and EMEA Commercial segments above, through staffing solutions that included permanent placement, temporary staffing and temporary to full-time staffing. The operations of this segment were transferred to TS Kelly Asia Pacific in July 2016.
APAC PT
Our APAC PT segment provided many of the same services as described for our Americas and EMEA PT segments, including: Engineering, IT and Science. The operations of this segment were transferred to TS Kelly Asia Pacific in July 2016.
OCG
Our OCG segment delivers integrated talent management solutions to meet customer needs across multiple regions, skill sets and the entire spectrum of talent categories. Using talent supply chain strategies, we help customers manage their full-time and contingent labor spend, and gain access to service providers and quality talent at competitive rates with minimized risk. Services in this segment include: Contingent Workforce Outsourcing (“CWO”), providing globally managed service solutions that integrate supplier and vendor management technology partners to optimize contingent workforce spend; Business Process Outsourcing (“BPO”), offering full staffing and operational management of non-core functions or departments; Recruitment Process Outsourcing (“RPO”), offering end-to-end talent acquisition solutions, including customized recruitment projects; Independent Contractor Solutions, delivering evaluation, classification and risk management services that enable safe access to this critical talent pool; Payroll Process Outsourcing (“PPO”), providing centralized payroll processing solutions globally for our customers; and Career Transition and Executive Coaching and Development, providing leadership in executive placement in various regions throughout the world.
Financial information regarding our industry segments is included in the Segment Disclosures note to our consolidated financial statements presented in Part II, Item 8 of this report.
Business Objectives
Kelly’s philosophy is rooted in our conviction that our business can and does make a difference on a daily basis — for our customers, in the lives of our employees, in the local communities we serve and in our industry. Our vision is “to provide the world’s best workforce solutions.” We aspire to be a strategic business partner to our customers and strive to assist them in operating more efficient and profitable organizations. Our solutions are customized to benefit any scope or scale customers require.
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
Customers
We are not dependent on any single customer or a limited segment of customers. In 2016, an estimated 51% of total Company revenue was attributed to 100 large customers. Our largest single customer accounted for approximately five percent of total revenue in 2016.
Government Contracts
Although we conduct business under various federal, state, and local government contracts, no single one accounts for more than three percent of total Company revenue in 2016.
Competition
The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2016, our largest competitors were Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc., Allegis Group and Recruit Holdings.
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
Employees
We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 6,400 staff members in our U.S. and international network of branch offices. In 2016, we assigned nearly 500,000 temporary employees to a variety of customers around the globe.
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
The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing and consulting companies. While the majority of our competitors are significantly smaller than us, several competitors, including Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc., Allegis Group and Recruit Holdings, are considerably larger than we are and have more substantial marketing and financial resources. Additionally, the emergence of online staffing platforms or other forms of disintermediation may pose a competitive threat to our services, which operate under a more traditional staffing business model. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.
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
Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.

Our success is directly dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control.  This trend poses a risk to the staffing industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.

We may not achieve the intended effects of our business strategy.
Our business strategy focuses on driving growth in higher margin specialties in our OCG segment and in Americas PT. We have made targeted investments, adjusted our operating models and increased the resources necessary for driving sustainable growth within our targeted higher-margin solutions. If we are unsuccessful in executing our strategy, we may not achieve either our stated goal of strong revenue growth or the intended productivity improvements, which could negatively impact profitability.

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
Our intellectual property assets could be infringed upon or compromised, and there are limitations to our ability to protect against such events.
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
Our business strategy focuses on growing our outsourcing and consulting business, including business process outsourcing, where we provide operational management of our customers’ non-core functions or departments. This could expose us to certain risks unique to that business, including product liability or product recalls. Although we have internal vetting processes intended to control such risks, there is no assurance that these processes will be effective. Additionally, while we maintain insurance in types and amounts we believe are appropriate in light of the aforementioned exposures, there can also be no assurance that such insurance policies will remain available on reasonable terms or be sufficient in amount or scope of coverage.
We are increasingly dependent on third parties for the execution of critical functions.
We do not maintain our own vendor management technology, and we have outsourced certain other critical applications or business processes to external providers, including cloud-based services. We have elected to enter into supplier partnerships rather than establishing or maintaining our own operations in some of the territories where our customers require our services. We do not maintain a controlling interest in our expanded staffing joint venture in Asia Pacific (TS Kelly Asia Pacific) and have elected to rely on the joint venture to provide certain back office and administrative services to our OCG operations in the region. The failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs.
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
We participate, or may participate in the future, in certain investments in equity affiliates, such as joint ventures or other equity investments with strategic partners, including TS Kelly Asia Pacific. These arrangements expose us to a number of risks, including the risk that the management of the combined venture may not be able to fulfill their performance obligations under the management agreements or that the joint venture parties may be incapable of providing the required financial support. Additionally, improper, illegal or unethical actions by the venture management could have a negative impact on the reputation of the venture and our company.

A loss of major customers or a change in such customers’ buying behavior could have a material adverse effect on our business.
Our business strategy is focused on serving large corporate customers through high volume global service agreements. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. The deterioration of the financial condition or business prospects of these customers could reduce their need for staffing and OCG services and result in a significant decrease in the revenues and earnings we derive from these customers. Continuing merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.
Our business with large customer accounts reflects a market-driven shift in buying behaviors in which reliance on a small number of staffing partners has shifted to reliance upon outsourced workforce solutions. The movement from single-sourced to competitively sourced staffing contracts may also substantially reduce our future revenues from such customers. While Kelly has sought to address this trend with the adoption of talent supply chain strategies, including providing CWO services within our OCG segment, we may not be selected or retained as the CWO service provider by our large customers. This may result in a material decrease in the revenue we derive from providing staffing services to such customers.
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
We depend on our ability to attract, develop and retain qualified permanent full-time employees to lead complex talent supply chain sales solutions.
As we aim to expand the number of clients adopting a talent supply chain management approach in order to support our OCG growth strategy, we are highly reliant on individuals who possess specialized knowledge and skills to lead complex talent supply chain sales and operations.  There can be no assurance that qualified personnel will continue to be available.  Our success is increasingly dependent on our ability to attract, develop and retain these experts.

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

We are also subject to potential risks relating to misuse of customer proprietary information, misappropriation of funds, death or injury to our employees, damage to customer facilities due to negligence of temporary employees, criminal activity and other similar occurrences. We may incur fines and other losses or negative publicity with respect to these risks. In addition, these occurrences may give rise to litigation, which could be time-consuming and expensive. In the U.S. and certain other countries in which we operate, new employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. In addition, such laws and regulations are arising with increasing frequency at the state and local level in the U.S and the resulting inconsistency in such laws and regulations results in additional complexity. There can be no assurance that the corporate policies and practices we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. Although we maintain insurance in types and amounts we believe are appropriate in light of the aforementioned exposures, there can also be no assurance that such insurance policies will remain available on reasonable terms or be sufficient in amount or scope of coverage. Additionally, should we have a material inability to produce records as a consequence of litigation or a government investigation, the cost or consequences of such matters could become much greater.
A failure to maintain the privacy of information entrusted to us could have significant adverse consequences.

In the normal course of business we control, we process or have access to personal information regarding our own employees or employment candidates, as well as that of many of our customers or managed suppliers. Information concerning our employees and candidates may also reside in systems controlled by third parties for purposes such as employee benefits and payroll administration. The legal and regulatory environment concerning data privacy is becoming more complex and challenging, and the potential consequences of non-compliance have become more severe. Any failure to protect such personal information from inappropriate access or disclosure, whether through social engineering or by accident or other cause, could have severe consequences including fines, litigation, regulatory sanctions including loss of our status as a subscriber to the EU-U.S. Privacy Shield Framework, reputational damage and loss of customers or employees. Although we have a program designed to preserve the privacy of the personal data that we control or process, as well as personal data that we entrust to third parties, there can be no assurance that our program will meet all current and future regulatory requirements, anticipate all potential methods of unauthorized access, or prevent all inappropriate disclosures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

Cyber attacks or other breaches of network or information technology security could have an adverse effect on our systems, services, reputation and financial results.

We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit and store electronic information and to manage or support a variety of critical business processes and activities. Our networks and applications are increasingly accessed from locations and by devices not within our physical control, and the specifics of our technology systems and networks may vary by geographic region. In the course of ordinary business, we may store or process proprietary or confidential information concerning our business and financial performance and current, past or prospective employees, customers, vendors and managed suppliers. The secure and consistent operation of these systems, networks and processes is critical to our business operations. Moreover, our temporary employees may be exposed to, or have access to, similar information in the course of their customer assignments. We routinely experience cyber attacks, which may include the use of malware, computer viruses, social engineering schemes and other means of attempted disruption or unauthorized access.

The actions we take to reduce the risk of impairments to our operations or systems and breaches of confidential or proprietary data may not be sufficient to prevent or repel future cyber events or other impairments of our networks or information technologies. An event involving the destruction, modification, accidental or unauthorized release, or theft of sensitive information from systems related to our business, or an attack that results in damage to or unavailability of our key technology systems or those of critical vendors, could result in damage to our reputation, fines, regulatory sanctions or interventions, contractual or financial liabilities, additional compliance and remediation costs, loss of employees or customers, loss of payment card network privileges, operational disruptions and other forms of costs, losses or reimbursements, any of which could materially adversely affect our operations or financial condition. Our cyber security and business continuity plans may not be effective in anticipating, preventing and effectively responding to all potential cyber risk exposures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

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
We have a number of information technology projects in process or in the planning stages, including improvements to applicant onboarding and tracking systems, order management, and improvements to financial processes such as billing and accounts payable through system consolidation and upgrades. Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results. Any delays in completing, or an inability to successfully complete, these technology initiatives or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition. In addition, our information technology investments and strategy may not provide the ability to keep up with evolving industry trends and customer expectations which could weaken our competitive position. We also do not currently utilize a single enterprise resource planning system, which limits our ability and increases the amount of investment and effort necessary to provide global service integration to our customers.

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
Unexpected changes in claim trends on our workers’ compensation, unemployment, disability and medical benefit plans may negatively impact our financial condition.
We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program, disability and medical benefits claims. Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates and medical cost inflation, could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, or if we must make unfavorable adjustments to accruals for prior accident years, our costs could increase significantly. In addition, unemployment insurance costs are dependent on benefit claims experience from employees which may vary from current levels and result in increased costs. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.
Our business is subject to extensive government regulation, which may restrict the types of employment services we are permitted to offer or result in additional or increased taxes, including payroll taxes or other costs that reduce our revenues and earnings.
The temporary employment industry is heavily regulated in many of the countries in which we operate. Changes in laws or government regulations may result in prohibition or restriction of certain types of employment services we are permitted to offer or the imposition of new or additional benefit, licensing or tax requirements that could reduce our revenues and earnings. In particular, we are subject to state unemployment taxes in the U.S., which typically increase during periods of increased levels of unemployment. We also receive benefits, such as the work opportunity income tax credit in the U.S., that regularly expire and may not be reinstated. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover increased costs as a result of any changes in laws or government regulations. Any future changes in laws or government regulations, or interpretations thereof, including additional laws and regulations enacted at a local level may make it more difficult or expensive for us to provide staffing services and could have a material adverse effect on our business, financial condition and results of operations.
We may have additional tax or unclaimed property liabilities that exceed our estimates.
We are subject to a multitude of federal, state and local taxes in the jurisdictions we operate in, including the tax provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  We are also subject to unclaimed or abandoned property (escheat) laws. Our tax expense could be materially impacted by changes in tax laws in these jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in the mix of income by country. The demographics of our workforce and the visibility of our industry may make it more likely we become a target of government investigations, and we are regularly subject to audit by tax authorities. Although we believe our tax and unclaimed property estimates are reasonable, the final determination of audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.

Failure to maintain specified financial covenants in our bank credit facilities, or credit market events beyond our control, could adversely restrict our financial and operating flexibility and subject us to other risks, including risk of loss of access to capital markets.
Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2016, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), may not be assured.  If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility.  In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility.  If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Year
2016
Class A common
High	$19.73	$20.15		$20.98	$23.61	$23.61
Low	14.63	17.81		18.01	18.06	14.63

Class B common
High	18.04	20.00		21.60	27.80	27.80
Low	15.43	15.04		17.23	17.75	15.04

Dividends	0.05	0.075		0.075	0.075	0.275

2015
Class A common
High	$18.22	$17.86		$15.82	$17.51	$18.22
Low	15.10	14.66		13.47	13.67	13.47

Class B common
High	17.96	N/A	(1)	15.38	17.42	17.96
Low	15.85	N/A	(1)	13.20	12.24	12.24

Dividends	0.05	0.05		0.05	0.05	0.20

(1) No trading in the Company’s Class B common shares was reported for the applicable period.
Holders
The number of holders of record of our Class A and Class B common stock were approximately 4,000 and 200, respectively, as of February 3, 2017.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
During the fourth quarter of 2016, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
October 3, 2016 through November 6, 2016	237	$18.32	—	$—

November 7, 2016 through December 4, 2016	196	20.24	—	—

December 5, 2016 through January 1, 2017	—	—	—	—

Total	433	$19.19	—

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 433 shares were reacquired during the Company’s fourth quarter.

Performance Graph
The following graph compares the cumulative total return of our Class A common stock with that of the S&P 600 SmallCap Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2016. The graph assumes an investment of $100 on December 31, 2011 and that all dividends were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2011 – December 31, 2016

	2011	2012	2013	2014	2015	2016
Kelly Services, Inc.	$100.00	$116.77	$187.04	$129.07	$123.98	$178.64
S&P SmallCap 600 Index	$100.00	$116.33	$164.38	$173.84	$170.41	$215.67
S&P 1500 Human Resources and Employment Services Index	$100.00	$111.95	$197.57	$198.28	$214.06	$234.28

ITEM 6. SELECTED FINANCIAL DATA.
The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years. This table should be read in conjunction with the other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this report. The statement of earnings data for the 2013 and 2012 fiscal years as well as the balance sheet data as of 2014, 2013 and 2012 are derived from consolidated financial statements previously on file with the SEC.

(In millions except per share amounts)	2016	2015 (1)	2014	2013	2012

Revenue from services	$5,276.8	$5,518.2	$5,562.7	$5,413.1	$5,450.5
Earnings from continuing operations (2)	63.2	53.8	23.7	58.9	49.7
Gain on investment in TS Kelly Asia Pacific (3)	87.2	—	—	—	—
Earnings (loss) from discontinued operations, net of tax (4)	—	—	—	—	0.4
Net earnings	120.8	53.8	23.7	58.9	50.1

Basic earnings per share:
Earnings from continuing operations	3.10	1.39	0.61	1.54	1.31
Earnings (loss) from discontinued operations	—	—	—	—	0.01
Net earnings	3.10	1.39	0.61	1.54	1.32

Diluted earnings per share:
Earnings from continuing operations	3.08	1.39	0.61	1.54	1.31
Earnings (loss) from discontinued operations	—	—	—	—	0.01
Net earnings	3.08	1.39	0.61	1.54	1.32

Dividends per share
Classes A and B common	0.275	0.20	0.20	0.20	0.20

Working capital (5)	443.5	411.3	428.1	474.5	470.3
Total assets	2,028.1	1,939.6	1,917.9	1,798.6	1,635.7
Total noncurrent liabilities	245.0	228.4	224.1	214.0	172.4

(1)	Fiscal year included 53 weeks.

(2)	Included in results of continuing operations are asset impairments of $1.7 million in 2013 and $3.1 million in 2012.

(3)	Represents the fair value of the Company’s investment in TS Kelly Asia Pacific in addition to the cash received less the carrying value of assets transferred to the joint venture.

(4)	Discontinued operations represent adjustments to assets and liabilities retained from the 2007 sale of Kelly Home Care.

(5)	Working capital is calculated as current assets minus current liabilities.

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

Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. Our staffing operations are divided into three regions (Americas, EMEA and APAC), with commercial and professional/technical staffing businesses in each region. As the human capital arena has become more complex, we have also developed a suite of innovative solutions within our global Outsourcing & Consulting Group (OCG). OCG delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, we help customers plan for and manage their acquisition of contingent and full-time labor, and gain access to service providers and quality talent at competitive rates with minimized risk. In July 2016, we transferred our APAC Commercial and APAC PT staffing operations to TS Kelly Asia Pacific, an expanded joint venture with our long-time partner, Temp Holdings. OCG in the APAC region remains wholly Kelly-owned and continues to provide holistic workforce solutions throughout the APAC region.
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S., but is 53 days on a global basis as of the 2016 year end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

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

2016 was a year of progress as we pursued this strategy. Even in the face of slowing revenue, we improved on several important key performance indicators, including improving our conversion rate and free cash flow. In addition, we raised the cash dividend for our shareholders based on our confidence in our execution and completed the expansion of our joint venture with Temp Holdings, forming one of the largest workforce solutions companies in the Asia-Pacific region, TS Kelly Asia Pacific. We are running our staffing operations more tightly in line with growth expectations, and we took actions during the second quarter of 2016 in the Americas and EMEA to increase operational efficiency. In OCG, we continued to expand our global client portfolio even as we invest for future growth.
Our 2016 results confirm our growth strategy:

•	Earnings from operations for the full year of 2016 totaled $63.2 million, or $66.6 million excluding restructuring expenses, compared to $66.7 million in 2015.

•
Our OCG segment delivered gross profit growth of nearly 12% and we continued to add resources in line with the increased market demand for outsourced solutions with tempered earnings growth in 2016. OCG earned a full-year operating profit of $25.9 million, compared to $28.5 million last year.

•
Conversion rate, or return on gross profit, continues to be a key metric to measure our drive for profitable growth. Our 2016 conversion rate was 7.0%, or 7.4% excluding restructuring expenses, compared to 7.2% in 2015

•	Cash from operating activities and free cash flow generation increased year over year and we ended the year with no outstanding debt.

Kelly remains focused on executing our strategy with increased speed and precision, making the necessary investments and adjustments to advance that strategy. We have set our sights on becoming an even more focused, consultative and profitable company, and we are reshaping our business to make that vision a reality. We will continue to rebalance our resources to align with our goals for growth, intentionally focusing more of our workforce in roles that drive increased revenue and gross profit for the Company. We will primarily measure our progress against gross profit growth and an improved conversion rate. The goals we have established are based on the current economic and business environment, and may change as conditions warrant:

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
Days sales outstanding (“DSO”) represents the numbers days that sales remain unpaid for the period being reported. DSO is calculated by dividing average net sales per day (net sales excluding secondary supplier expense for a rolling three-month period) into trade accounts receivable, net at the period end.
Free cash flow measures the Company’s ability to generate the cash flow in excess of that used to maintain operations. Free cash flow is calculated by subtracting capital expenditures from cash flows from operating activities.
Staffing Fee-Based Income
Staffing fee-based income, which is included in revenue from services in the following tables, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations
2016 versus 2015

Total Company
(Dollars in millions)

	2016 (52 Weeks)	2015 (53 Weeks)	Change		CC Change
Revenue from services	$5,276.8	$5,518.2	(4.4)%		(3.2)%
Staffing fee-based income	58.5	65.3	(10.3)		(8.3)
Gross profit	906.3	920.3	(1.5)		(0.5)
SG&A expenses excluding restructuring charges	839.7	853.6	(1.6)		(0.7)
Restructuring charges	3.4	—	NM		NM
Total SG&A expenses	843.1	853.6	(1.2)		(0.3)
Earnings from operations	63.2	66.7	(5.2)

Gross profit rate	17.2%	16.7%	0.5	pts.
Expense rates (excluding restructuring charges):
% of revenue	15.9	15.5	0.4
% of gross profit	92.6	92.8	(0.2)
Return on sales	1.2	1.2	—
Conversion rate	7.0	7.2	(0.2)

Total Company results of operations for 2016 were impacted by the transfer of APAC staffing and certain APAC OCG businesses to the TS Kelly Asia Pacific joint venture in the third quarter of 2016. Accordingly, separate APAC results for 2016 and 2015 are not presented in the following discussions due to the lack of comparability between the periods.
Total Company revenue from services for 2016 was down 4.4% in comparison to the prior year on a reported basis, and down 3.2% on a CC basis due, in part, to the transfer of the APAC operations and as more fully described in the following discussions. See Segment Disclosures footnote in the notes to our consolidated financial statements for the impact of this transfer on year-over-year segment results. In addition, the 2015 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. The 53rd week added approximately 1% to 2015 revenue.
The gross profit rate increased 50 basis points year over year. The transfer of the APAC businesses, which had lower gross profit rates than the Company average, accounted for 10 basis points of the increase. Additionally, as more fully described in the following discussions, increases in the Americas and OCG gross profit rates were partially offset by a decline in the gross profit rate in the EMEA region.
Total SG&A expenses decreased 1.2% on a reported basis and 0.3% on a CC basis. Included in SG&A expenses are restructuring charges of $3.4 million, which relate to actions taken in the Americas and EMEA regions to manage operating expenses and prepare the businesses for future growth. The year-over-year decrease in SG&A expenses reflects the transfer of APAC operations to the joint venture, decreases in expense in our staffing operations and savings from reductions in performance-based compensation expenses. These decreases were partially offset by an increase in OCG SG&A expenses due to current and expected growth in that segment.
Income tax expense for 2016 was $30.0 million, compared to $8.7 million for 2015. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets. The increase in income tax expense from the prior year is primarily due to tax expense of $23.5 million from the gain on the investment in TS Kelly Asia Pacific, the impact of which is partially offset by a $2.1 million benefit from the release of valuation allowances in Italy.

Diluted earnings per share for 2016 were $3.08, as compared to $1.39 for 2015.

Total Americas
(Dollars in millions)

	2016 (52 Weeks)	2015 (53 Weeks)	Change		CC Change
Revenue from services	$3,495.1	$3,576.2	(2.3)%		(1.5)%
Staffing fee-based income	32.6	32.1	1.4		2.0
Gross profit	565.1	565.3	—		0.6
SG&A expenses excluding restructuring charges	454.9	456.6	(0.4)		0.1
Restructuring charges	2.2	—	NM
Total SG&A expenses	457.1	456.6	0.1		0.6
Earnings from operations	108.0	108.7	(0.6)

Gross profit rate	16.2%	15.8%	0.4	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.0	12.8	0.2
% of gross profit	80.5	80.8	(0.3)
Return on sales	3.1	3.0	0.1
The decrease in reported Americas revenue from services was due to a 3% decrease in hours volume, partially offset by a 1% increase in average bill rates (a 2% increase on a CC basis). The decrease in hours volume is due, in part, to the 53rd week in 2015, which added approximately 1% to 2015 revenue in Americas. The remainder of the decrease reflected decreased volume in accounts in our centrally delivered service model. The increase in average bill rates was primarily due to wage inflation and the resulting impact on the bill rate. Americas represented 66% of total Company revenue in 2016 and 65% in 2015.
Revenue in our Commercial segment decreased 2% on a reported basis and decreased 1% on a CC basis in comparison to the prior year. The decrease in CC revenue in Commercial was primarily due to the 53rd week in 2015. Additionally, we experienced lower demand from customers in our centrally delivered service model. These decreases were partially offset by increases in our educational staffing business from new customer wins, as well as increases in our light industrial business in our branch-based model.
In the PT segment, reported and CC revenue decreased 3% in comparison to the prior year. PT revenue was down 4% in accounts serviced by our centralized delivery model due to decreased customer demand and the continued shift in buying behavior of those customers from single-sourced arrangements to a more competitively sourced model. PT revenue was up 2% in accounts serviced by our branch-based delivery model due primarily to increases in new customer wins and customer projects throughout the year.
The increase in the gross profit rate was primarily due to improved management of our payroll taxes, partially offset by higher workers’ compensation and employee benefit costs, and the negative impact of customer mix.
Total SG&A expenses increased 0.1% on a reported basis and 0.6% on a CC basis. Included in SG&A expenses are restructuring charges of $2.2 million. These charges represent severance costs related to headcount reductions as well as lease buyout costs due to branch consolidations.

Total EMEA
(Dollars in millions)

	2016 (52 Weeks)	2015 (53 Weeks)	Change		CC Change
Revenue from services	$938.1	$945.0	(0.7)%		1.9%
Staffing fee-based income	23.2	23.3	(0.1)		3.1
Gross profit	138.1	143.2	(3.5)		(1.4)
SG&A expenses excluding restructuring charges	123.7	129.2	(4.2)		(1.6)
Restructuring charges	1.2	—	NM
Total SG&A expenses	124.9	129.2	(3.3)		(0.7)
Earnings from operations	13.2	14.0	(5.9)

Gross profit rate	14.7%	15.2%	(0.5)	pts.
Expense rates (excluding restructuring charges):
% of revenue	13.2	13.7	(0.5)
% of gross profit	89.6	90.2	(0.6)
Return on sales	1.4	1.5	(0.1)

The change in reported EMEA revenue from services was due to a 3% decrease in average bill rates (flat on a CC basis), partially offset by a 2% increase in hours volume. The increase in hours volume was primarily due to increased customer demand in Portugal. EMEA represented 18% of total Company revenue in 2016 and 17% in 2015. The 53rd week in 2015 added approximately 1% to 2015 revenue in EMEA.
The EMEA gross profit rate decrease was mainly driven by unfavorable customer mix in Switzerland. Staffing fee-based income increased primarily in Western Europe, partially offset by a decrease in the U.K.
Total SG&A expenses decreased 3.3% on a reported basis and 0.7% on a CC basis, primarily due to effective cost control in headquarters expenses across the region. Included in SG&A expenses are restructuring charges of $1.2 million, which reflect a repositioning of the operating model to pursue growth in staffing fee-based income and specialized temporary staffing business in Italy.

OCG
(Dollars in millions)

	2016 (52 Weeks)	2015 (53 Weeks)	Change		CC Change
Revenue from services	$706.4	$673.8	4.8%		5.3%
Gross profit	179.3	160.6	11.6		12.3
Total SG&A expenses	153.4	132.1	16.2		17.1
Earnings from operations	25.9	28.5	(9.7)

Gross profit rate	25.4%	23.8%	1.6	pts.
Expense rates:
% of revenue	21.7	19.6	2.1
% of gross profit	85.6	82.2	3.4
Return on sales	3.7	4.2	(0.5)
Revenue from services in the OCG segment increased during 2016 due primarily to growth in the BPO and RPO practice areas. Revenue in BPO grew by 9% year over year and RPO grew 4% year over year. This revenue growth was due primarily to the expansion of programs with existing customers and, to a lesser extent, new customers. OCG revenue represented 13% of total Company revenue in 2016 and 12% in 2015. The 53rd week in 2015 added approximately 1% to 2015 revenue in OCG.
The OCG gross profit rate increased primarily due to an increased gross profit rates in BPO, RPO and CWO as a result of customer and practice area mix.
The increase in SG&A expenses was primarily a result of costs related to additional sales resources, costs associated with increased volume with existing customers and implementation of new business, including salaries and performance-based compensation, and bad debt expense. The bad debt expense was primarily related to certain aged accounts receivable at a subsidiary in Germany.

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
Total Company revenue from services for 2015 was down 0.8% in comparison to 2014, primarily as a result of currency fluctuations. During 2015, the U.S. dollar strengthened against certain currencies, primarily the Euro, Russian ruble and the Australian dollar, compared to 2014. On a CC basis, total Company revenue increased 4.7% year over year, as more fully described in the following discussions. The 2015 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. The 53rd week added approximately 1% to 2015 reported and CC revenue.
The gross profit rate increased 40 basis points on a year-over-year basis. As more fully described in the following discussions, an increase in the Americas region gross profit rate was partially offset by declines in the gross profit rate in EMEA, APAC and OCG.
SG&A expenses excluding restructuring costs decreased 2.4% year over year, reflecting the impact of changes in foreign currency exchange rates. On a CC basis, SG&A expenses increased 2.2% due to higher expenses in our U.S. branch-based and OCG businesses and higher corporate litigation-related expenses. These increases were partially offset by the cost savings of our management simplification restructuring plan (“Plan”), and continued cost management efforts in EMEA and APAC. Restructuring charges in 2014 include $9.9 million related to the Plan, $0.8 million of costs incurred for exiting the staffing business in Sweden and $1.3 million related to closing branches in Australia and consolidating back office functions in Australia and New Zealand.
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
Expense rates (excluding restructuring charges):
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
Cash and Equivalents
Cash and equivalents totaled $29.6 million at year-end 2016, compared to $42.2 million at year-end 2015. As further described below, during 2016, we generated $37.4 million of cash from operating activities, generated $10.3 million of cash from investing activities and used $66.9 million in cash for financing activities. The decrease in balance of cash and equivalents from 2015 to 2016 is due to effective cash management.
Operating Activities
In 2016, we generated $37.4 million of net cash from operating activities, as compared to generating $23.5 million in 2015 and using $70.0 million in 2014. The change from 2015 to 2016 was primarily due to lower growth in trade accounts receivable. The change from 2014 to 2015 was primarily due to lower growth in trade accounts receivable and improving net earnings.
Trade accounts receivable totaled $1.1 billion at both year-end 2016 and 2015. Global DSO for the fourth quarter were 53 days for 2016, compared to 54 days for 2015.
Our working capital position was $443.5 million at year-end 2016, an increase of $32.2 million from year-end 2015. The current ratio (total current assets divided by total current liabilities) was 1.6 at year-end 2016 and 1.5 at year-end 2015.
Investing Activities
In 2016, we generated $10.3 million of net cash from investing activities, compared to using $17.6 million in 2015 and $27.2 million in 2014. Included in cash from investing activities is $23.3 million of net cash representing the cash received less the cash deconsolidated relating to the TS Kelly Asia Pacific joint venture transaction. Capital expenditures, which totaled $12.7 million in 2016, $16.9 million in 2015 and $21.7 million in 2014, were primarily related to the Company’s technology programs. The decrease reflects the Company’s increased use of externally hosted technology platforms.
Investment in TS Kelly equity affiliate represents cash contributions in 2015 and 2014 to TS Kelly Workforce Solutions, our equity affiliate in which we had a 49% ownership interest. In 2014, the amount included $4.8 million for the acquisition of a China-based staffing company by TS Kelly.
Financing Activities
In 2016, we used $66.9 million of cash for financing activities, as compared to using $42.2 million in 2015 and generating $56.6 million in 2014. Changes in net cash from financing activities are primarily related to short-term borrowing activities. We had no debt at year-end 2016 compared to $55.5 million at year-end 2015. Debt-to-total capital is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) was 0.0% at year-end 2016 and 5.8% at year-end 2015.
In 2016 and 2015, the net change in short-term borrowings was primarily due to payments on our U.S. securitization facility. In 2014, the net change in short-term borrowings was primarily due to $60.0 million in additional borrowings on our securitization facility, used to fund our everyday operations, and $3.5 million in borrowings under the revolving line of credit in Brazil.
Dividends paid per common share were $0.275 in 2016 and $0.20 in 2015 and 2014. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.

Contractual Obligations and Commercial Commitments
Summarized below are our obligations and commitments to make future payments as of year-end 2016:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Operating leases	$65.5	$25.3	$29.4	$9.9	$0.9
Short-term borrowings	—	—	—	—	—
Accrued insurance	68.9	23.4	21.3	9.0	15.2
Accrued retirement benefits	170.7	13.6	27.6	27.2	102.3
Other long-term liabilities	5.8	0.9	1.5	1.3	2.1
Uncertain income tax positions	1.6	0.4	0.3	0.4	0.5
Purchase obligations	25.7	23.6	2.1	—	—

Total	$338.2	$87.2	$82.2	$47.8	$121.0

Purchase obligations above represent unconditional commitments relating primarily to online tools and voice and data communications services which we expect to utilize generally within the next two fiscal years, in the ordinary course of business. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2016 year end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
At year-end 2016, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $149.6 million of available capacity on our $200.0 million securitization facility. The securitization facility had no short-term borrowings and $50.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. Throughout 2016 and as of the 2016 year end, we met the debt covenants related to our revolving credit facility and securitization facility.
At year-end 2016, we also had additional unsecured, uncommitted short-term credit facilities totaling $8.6 million, under which we had no borrowings. Details of our debt facilities as of the 2016 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

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
Workers’ Compensation
In the U.S., we have a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. There is no aggregate limitation on our per-accident exposure under these insurance and self-insurance programs. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. Beginning in Q3 2016, we retained an independent consulting actuary to establish ultimate loss forecasts for the current and prior accident years of our insurance and self-insurance programs. Previously, we performed such analysis internally. The consulting actuary establishes loss development factors, based on our historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, the consulting actuary also considers the nature, frequency and severity of the claims; reserving practices of our third party claims administrators; performance of our medical cost management and return to work programs; changes in our territory and business line mix; and current legal, economic and regulatory factors such as industry estimates of medical cost trends. Where appropriate, multiple generally accepted actuarial techniques are applied and tested in the course of preparing the loss forecast. We use the ultimate loss forecasts, as developed by the consulting actuary, to establish total expected program costs for each accident year by adding our estimates of non-loss costs such as claims handling fees and excess insurance premiums. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, we record a receivable from the insurance company for the excess amount.
We evaluate the accrual regularly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $59.7 million and $57.3 million at year-end 2016 and 2015, respectively.
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
We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2016 and 2015 and determined that goodwill was not impaired. In 2016, we elected to perform a step one quantitative assessment for the Americas Commercial, Americas PT, and OCG reporting units. In 2015, we elected to perform a step one quantitative assessment for the Americas Commercial, Americas PT, OCG and APAC PT reporting units.

Our step one analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. As a measure of sensitivity, all three reporting units have an estimated fair value that is at least double the carrying value in 2016. In addition, reducing our revenue growth rate assumptions by approximately 75% would not result in the estimated fair value falling below book value for all three reporting units.
At year-end 2016 and 2015, total goodwill amounted to $88.4 million and $90.3 million, respectively (see the Goodwill footnote in the notes to our consolidated financial statements).
Litigation
Kelly is subject to legal proceedings and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel, results of similar litigation and, in the case of class action lawsuits, participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2016 and 2015, the gross accrual for litigation costs amounted to $9.2 million and $9.9 million, respectively, which are included in accounts payable and accrued liabilities in the consolidated balance sheet.
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
In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expenses in the period in which we made such a determination. In addition, for billing adjustments related to errors, service issues and compromises on billing disputes, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required, and we would record a credit or charge to revenue from services in the period in which we made such a determination. As of year-end 2016 and 2015, the allowance for uncollectible accounts receivable was $12.5 million and $10.5 million, respectively.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions and disruptions, changing market and economic conditions, our ability to achieve our business strategy, the risk of damage to our brand, the risk our intellectual property assets could be infringed upon or compromised, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, our increasing dependency on third parties for the execution of critical functions, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates including TS Kelly Asia Pacific, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks associated with conducting business in foreign countries, including foreign currency fluctuations, availability of full-time employees to lead complex talent supply chain sales and operations, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyber attacks or other breaches of network or information technology security, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology programs, our ability to maintain adequate financial and management processes and controls, impairment charges triggered by adverse industry developments or operational circumstances, unexpected changes in claim trends on workers’ compensation, unemployment compensation, disability and medical benefit plans, the impact of changes in laws and regulations (including federal, state and international tax laws), the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission.  Actual results may differ materially from any forward looking statements contained herein, and we have no intention to update these statements. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2016 earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 45 of this filing and are presented in pages 46-78.
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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is presented preceding the consolidated financial statements on page 46 of this report.
Attestation Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 1, 2017, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant”, which is included on page 40, and “Code of Business Conduct and Ethics,” which is included on page 41, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 41, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.
ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.
The following individuals serve as executive officers of the Company as of January 1, 2017:

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Carl T. Camden President and Chief Executive Officer	62	1995	Served as officer of the Company.

George S. Corona Executive Vice President and Chief Operating Officer	58	2000	Served as officer of the Company.

Steven S. Armstrong Senior Vice President and General Manager, U.S. Operations	59	1994	Served as officer of the Company.

Teresa S. Carroll Senior Vice President and General Manager, Global Talent Solutions	51	2000	Served as officer of the Company.

Peter W. Quigley Senior Vice President, General Counsel and Chief Administrative Officer	55	2004	Served as officer of the Company.

Antonina M. Ramsey Senior Vice President and Chief Human Resources Officer	62	1992	Served as officer of the Company.

Natalia A. Shuman Senior Vice President and General Manager, EMEA Staffing and APAC OCG	43	2007	Served as officer of the Company.

Olivier G. Thirot Senior Vice President and and Chief Financial Officer	55	2008	Served as officer of the Company.

Laura S. Lockhart Vice President, Corporate Controller and Chief Accounting Officer	47	2008	Served as officer of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS.
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 79. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.
ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
Equity Compensation Plan Information
The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders (1)	—	$—	2,759,351

Equity compensation plans not approved by security holders (3)	—	—	—

Total	—	$—	2,759,351

(1)	The equity compensation plans approved by our stockholders include our Equity Incentive Plan, Non-Employee Directors Stock Option Plan and Non-Employee Directors Stock Plan.
The number of shares to be issued upon exercise of outstanding options, warrants and rights excludes 653,243 shares of restricted stock, 287,896 shares of financial measure performance awards earned but not yet vested, as well as 497,250 shares of financial measure performance awards and 415,750 shares of total shareholder return performance awards at maximum level (200%) granted to employees and not yet earned or vested at January 1, 2017.

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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the three fiscal years ended January 1, 2017
Consolidated Statements of Comprehensive Income for the three fiscal years ended January 1, 2017
Consolidated Balance Sheets at January 1, 2017 and January 3, 2016
Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 1, 2017
Consolidated Statements of Cash Flows for the three fiscal years ended January 1, 2017
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule -
For the three fiscal years ended January 1, 2017:
Schedule II - Valuation Reserves
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits included beginning at page 79, which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 79 of this filing.

(c)	None.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2017		KELLY SERVICES, INC.
Registrant

	By	/s/ Olivier G. Thirot
Olivier G. Thirot
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2017	*	/s/ T. E. Adderley
T. E. Adderley
Executive Chairman and Chairman of the Board and Director

Date: February 17, 2017	*	/s/ C. T. Camden
C. T. Camden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 17, 2017	*	/s/ C. M. Adderley
C. M. Adderley
Director

Date: February 17, 2017	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 17, 2017	*	/s/ J. E. Dutton
J. E. Dutton
Director

Date: February 17, 2017	*	/s/ T. B. Larkin
T. B. Larkin
Director

Date: February 17, 2017	*	/s/ C. L. Mallett, Jr.
C. L. Mallett, Jr.
Director

Date: February 17, 2017	*	/s/ L. A. Murphy
L. A. Murphy
Director

Date: February 17, 2017	*	/s/ D. R. Parfet
D. R. Parfet
Director

Date: February 17, 2017	*	/s/ H. Takahashi
H. Takahashi
Director

Date: February 17, 2017	*	/s/ B. J. White
B. J. White
Director

SIGNATURES (continued)

Date: February 17, 2017		/s/ O. G. Thirot
O. G. Thirot
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 17, 2017		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 17, 2017	*By	/s/ O.G. Thirot
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of January 1, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of January 1, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 47.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Kelly Services, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kelly Services, Inc. and its subsidiaries at January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 17, 2017

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2016	2015 (1)	2014
	(In millions of dollars except per share items)
Revenue from services	$5,276.8	$5,518.2	$5,562.7

Cost of services	4,370.5	4,597.9	4,654.3

Gross profit	906.3	920.3	908.4

Selling, general and administrative expenses	843.1	853.6	886.5

Earnings from operations	63.2	66.7	21.9

Gain on investment in TS Kelly Asia Pacific	87.2	—	—

Other expense, net	(0.7)	(3.5)	(2.8)

Earnings before taxes and equity in net earnings (loss) of affiliate	149.7	63.2	19.1

Income tax expense (benefit)	30.0	8.7	(7.1)

Net earnings before equity in net earnings (loss) of affiliate	119.7	54.5	26.2

Equity in net earnings (loss) of affiliate	1.1	(0.7)	(2.5)

Net earnings	$120.8	$53.8	$23.7

Basic earnings per share	$3.10	$1.39	$0.61
Diluted earnings per share	$3.08	$1.39	$0.61

Dividends per share	$0.275	$0.20	$0.20

Average shares outstanding (millions):
Basic	38.1	37.8	37.5
Diluted	38.4	37.9	37.5

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2016	2015 (1)	2014
	(In millions of dollars)
Net earnings	$120.8	$53.8	$23.7

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.9 million, tax expense of $0.4 million and $0.6 million, respectively	(0.6)	(19.4)	(20.2)
Less: Reclassification adjustments included in net earnings	(0.1)	(0.2)	(0.9)
Foreign currency translation adjustments	(0.7)	(19.6)	(21.1)

Unrealized gains (losses) on investment, net of tax benefit of $0.7 million and tax expense of $15.8 million and $8.2 million, respectively	(1.1)	28.6	11.5

Pension liability adjustments, net of tax expense of $0.0 million, $0.0 million and $0.0 million, respectively	(0.3)	0.5	(0.8)
Less: Reclassification adjustments included in net earnings	0.1	0.1	0.1
Pension liability adjustments	(0.2)	0.6	(0.7)

Other comprehensive income (loss)	(2.0)	9.6	(10.3)

Comprehensive Income	$118.8	$63.4	$13.4

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2016	2015
	(In millions of dollars)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$29.6	$42.2
Trade accounts receivable, less allowances of $12.5 million and $10.5 million, respectively	1,138.3	1,139.1
Prepaid expenses and other current assets	46.7	45.8
Total current assets	1,214.6	1,227.1

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	270.0	361.8
Accumulated depreciation	(189.2)	(272.9)
Net property and equipment	80.8	88.9
Deferred taxes	180.1	189.3
Goodwill, net	88.4	90.3
Investment in equity affiliate	114.8	9.4
Other assets	349.4	334.6
Total noncurrent assets	813.5	712.5

TOTAL ASSETS	$2,028.1	$1,939.6

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2016	2015
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$55.5
Accounts payable and accrued liabilities	455.1	405.5
Accrued payroll and related taxes	241.5	268.1
Accrued insurance	23.4	26.7
Income and other taxes	51.1	60.0
Total current liabilities	771.1	815.8

NONCURRENT LIABILITIES:
Accrued insurance	45.5	40.0
Accrued retirement benefits	157.4	141.0
Other long-term liabilities	42.1	47.4
Total noncurrent liabilities	245.0	228.4

Commitments and contingencies (See Commitments and Contingencies footnotes)

STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2016 and 2015	36.6	36.6
Class B common stock, shares issued 3.5 million at 2016 and 2015	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.9 million shares at 2016 and 2.1 million at 2015	(38.4)	(43.7)
Class B common stock	(0.6)	(0.6)
Paid-in capital	28.6	25.4
Earnings invested in the business	923.6	813.5
Accumulated other comprehensive income	58.7	60.7
Total stockholders' equity	1,012.0	895.4

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,028.1	$1,939.6

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2016	2015 (1)	2014
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—
Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	—	—	—
Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(43.7)	(49.2)	(55.6)
Issuance of restricted stock and other	5.3	5.5	6.4
Balance at end of year	(38.4)	(43.7)	(49.2)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	25.4	24.9	26.0
Issuance of restricted stock and other	3.2	0.5	(1.1)
Balance at end of year	28.6	25.4	24.9

Earnings Invested in the Business
Balance at beginning of year	813.5	767.4	751.3
Net earnings	120.8	53.8	23.7
Dividends	(10.7)	(7.7)	(7.6)
Balance at end of year	923.6	813.5	767.4

Accumulated Other Comprehensive Income
Balance at beginning of year	60.7	51.1	61.4
Other comprehensive income (loss), net of tax	(2.0)	9.6	(10.3)
Balance at end of year	58.7	60.7	51.1
Stockholders’ Equity at end of year	$1,012.0	$895.4	$833.7

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015 (1)	2014
	(In millions of dollars)
Cash flows from operating activities:
Net earnings	$120.8	$53.8	$23.7
Noncash adjustments:
Depreciation and amortization	21.3	22.3	21.7
Provision for bad debts	11.0	3.7	5.3
Stock-based compensation	8.0	6.1	5.3
Deferred income taxes	7.4	(11.8)	(26.8)
Gain on investment in TS Kelly Asia Pacific equity affiliate	(87.2)	—	—
Other, net	(3.9)	(4.7)	(2.2)
Changes in operating assets and liabilities	(40.0)	(45.9)	(97.0)

Net cash from (used in) operating activities	37.4	23.5	(70.0)

Cash flows from investing activities:
Capital expenditures	(12.7)	(16.9)	(21.7)
Net cash proceeds from investment in TS Kelly Asia Pacific equity affiliate	23.3	—	—
Investment in TS Kelly equity affiliate	—	(0.5)	(5.7)
Other investing activities	(0.3)	(0.2)	0.2

Net cash from (used in) investing activities	10.3	(17.6)	(27.2)

Cash flows from financing activities:
Net change in short-term borrowings	(55.9)	(34.7)	63.9
Dividend payments	(10.7)	(7.7)	(7.6)
Other financing activities	(0.3)	0.2	0.3

Net cash (used in) from financing activities	(66.9)	(42.2)	56.6

Effect of exchange rates on cash and equivalents	6.6	(4.6)	(2.0)

Net change in cash and equivalents	(12.6)	(40.9)	(42.6)
Cash and equivalents at beginning of year	42.2	83.1	125.7

Cash and equivalents at end of year	$29.6	$42.2	$83.1

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations Kelly Services, Inc. is a global workforce solutions provider operating throughout the world.
Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 1, 2017 (2016, which contained 52 weeks), January 3, 2016 (2015, which contained 53 weeks) and December 28, 2014 (2014, which contained 52 weeks). Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis. The Company’s operations in Brazil are accounted for on a one-month lag. The Company’s equity investment in TS Kelly Asia Pacific and TS Kelly Workforce Solutions are accounted for on a one-quarter lag (see Investment in TS Kelly Asia Pacific footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period.
Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. In connection with the Company’s investment in TS Kelly Asia Pacific in the third quarter of 2016, the Commercial and PT staffing operations and certain OCG businesses in the APAC region were deconsolidated at that time. Certain prior period amounts have been reclassified to conform to the current presentation. All intercompany accounts and transactions have been eliminated.
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
Foreign Currency Translation All of the Company’s international subsidiaries use their local currency as their functional currency, which is the currency in which they transact the majority of their activities. Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates. Resulting translation adjustments, net of tax, where applicable, are reported as accumulated foreign currency translation adjustments in stockholders’ equity and are recorded as a component of accumulated other comprehensive income.
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
Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $7.6 million in 2016 and 2015 and $9.7 million in 2014.
Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

Category	2016	2015	Life
	(In millions of dollars)
Land	$3.8	$3.8		—
Work in process	0.8	2.5		—
Buildings and improvements	61.1	60.2	15	to	45 years
Computer hardware and software	145.0	229.5	3	to	12 years
Equipment, furniture and fixtures	33.8	34.0		5	years
Leasehold improvements	25.5	31.8	The lesser of the life of the lease or 5 years.
Total property and equipment	$270.0	$361.8

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service. Depreciation expense was $20.7 million for 2016, $21.4 million for 2015 and $20.3 million for 2014.
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
We test goodwill for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. We have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure and the financial information that is provided to and reviewed by the chief operating decision makers (“CODM”). We may use a qualitative assessment for one or more reporting units for the annual goodwill impairment test if we have determined that it is more likely than not that the fair value of the reporting unit(s) is more than their carrying value.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.
Accounts Payable Included in accounts payable are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $8.8 million and $4.4 million at year-end 2016 and 2015, respectively.
Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $18.4 million and $4.9 million at year-end 2016 and 2015, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.
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
Interest and penalties related to income taxes are classified as income tax expense.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables present the assets carried at fair value as of year-end 2016 and 2015 on the consolidated balance sheet by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Year-End 2016
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.0	$4.0	$—	$—
Available-for-sale investment	141.2	141.2	—	—

Total assets at fair value	$145.2	$145.2	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2015
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$3.7	$3.7	$—	$—
Available-for-sale investment	142.3	142.3	—	—

Total assets at fair value	$146.0	$146.0	$—	$—

Money market funds as of year-end 2016 represent investments in government money market accounts, and as of year-end 2015 represent investments in prime money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet as of year-end 2016 and 2015. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings Co., Ltd. (“Temp Holdings”) and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized loss, net of tax, of $1.1 million for the year ended 2016 and unrealized gain, net of tax, of $28.6 million for the year ended 2015 was recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $17.7 million at year-end 2016 and $17.2 million at year-end 2015.
Assets Measured at Fair Value on a Nonrecurring Basis
We completed our annual impairment test for all reporting units in the fourth quarter for the fiscal years ended 2016 and 2015 and determined that goodwill was not impaired.
In 2016 and 2015, we elected to complete a step one quantitative test for all of our reporting units with goodwill. For both years, the estimated fair value of each reporting unit tested exceeded its related carrying value. As a result of these quantitative assessments, we determined it was more likely than not that the fair value of each of the reporting units was more than its carrying value.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Restructuring

In the second quarter of 2016, the Company took restructuring actions in the Americas and Italy to manage operating expenses and to prepare the businesses for future growth. The restructuring measures taken in the Americas were the result of recent revenue trends. The restructuring in Italy was designed to reposition the Company’s operating model to pursue growth in staffing fee-based income and specialized temporary staffing business.

Restructuring costs incurred in 2016 totaled $3.4 million, as detailed below, and were recorded entirely in SG&A expenses in the consolidated statement of earnings. No restructuring costs were incurred in 2015.

	Severance Costs	Lease Termination Costs	Total
	(In millions of dollars)
Americas Commercial	$1.5	$0.4	$1.9
Americas PT	0.3	—	0.3
EMEA Commercial	1.0	0.1	1.1
EMEA PT	0.1	—	0.1

Total	$2.9	$0.5	$3.4

A summary of our global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars). The balance as of year-end 2014 and cash payments in 2015 relate to actions taken with respect to the management simplification restructuring plan approved by the Board of Directors of the Company in 2014.

Balance as of year-end 2014	$6.9
Reductions for cash payments related to all restructuring activities	(6.4)
Balance as of year-end 2015	0.5
Additions charged to Americas	2.2
Additions charged to EMEA	1.2
Reductions for cash payments related to all restructuring activities	(3.4)
Balance as of year-end 2016	$0.5

The remaining balance of $0.5 million as of year-end 2016 primarily represents severance costs and the majority is expected to be paid during the first quarter of 2017. No material adjustments are expected to be recorded.

4. Investment in TS Kelly Asia Pacific
On July 4, 2016, the Company and Temp Holdings, a leading integrated human resources company in Japan, completed a transaction to form a new joint venture, TS Kelly Asia Pacific. The Company transferred its Asia Pacific staffing operations and certain APAC OCG businesses in exchange for a 49% ownership interest in TS Kelly Asia Pacific and $36.5 million in cash received at closing. The Company subsequently deconsolidated the contributed APAC staffing and OCG operations and recorded a $104.2 million investment in equity affiliate on the consolidated balance sheet, which represented the fair value of the Company’s ownership interest in TS Kelly Asia Pacific as of July 4, 2016. As part of this transaction, in the third quarter of 2016, the Company deconsolidated the goodwill related to the contributed entities in our APAC PT and OCG segments amounting to $1.9 million. In the fourth quarter of 2016, the Company received a $4.5 million post-close cash true-up adjustment from Temp Holdings.
In the third quarter of 2016, the Company recorded a pretax gain of $87.2 million on the investment in TS Kelly Asia Pacific in the consolidated statement of earnings, which represents the fair value of the Company’s retained investment in TS Kelly Asia Pacific in addition to the cash received less the carrying value of net assets transferred to the joint venture. Income taxes of $23.5 million on this gain result primarily from recording deferred income taxes on outside basis differences. The fair value of the Company’s contributed operations was determined using both an income-based and market-based approach. The income approach utilized a discounted cash flow analysis which included significant assumptions about the timing of future cash flows, growth rates and discount rates commensurate with the underlying risks of the investment. The market approach entailed

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deriving market multiples from publicly traded companies with similar financial and operating characteristics to TS Kelly Asia Pacific and corroborated the results of the discounted cash flow method.
The operating results of the Company’s interest in TS Kelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are included in equity in net earnings (loss) of affiliate in the consolidated statement of earnings, which amounted to $1.1 million in 2016. In 2015 and 2014, equity in net earnings (loss) of affiliate represented the operating results of the Company’s interest in TS Kelly Workforce Solutions.
The investment in equity affiliate on the Company’s consolidated balance sheet, which includes both the investment in TS Kelly Asia Pacific and TS Kelly Workforce Solutions, totaled $114.8 million as of year-end 2016. The investment in TS Kelly Workforce Solutions totaled $9.4 million as of year-end 2015. The Company’s interest in TS Kelly Workforce Solutions is expected to be transferred to TS Kelly Asia Pacific in the first quarter of 2017 under the terms of the transaction agreement.
In 2015, we made cash contributions to TS Kelly Workforce Solutions totaling $0.5 million. In 2014, we made net cash contributions and loans to TS Kelly Workforce Solutions totaling $5.7 million, which includes $4.8 million for the acquisition of a China-based staffing company. The amount due to TS Kelly Asia Pacific, a related party, was $1.1 million as of year-end 2016. The amount included in trade accounts payable for staffing services provided by TS Kelly Asia Pacific as a supplier to CWO programs was $3.1 million as of year-end 2016. The amount due to or due from TS Kelly Workforce Solutions was immaterial as of year-end 2015.
5. Goodwill
The changes in the net carrying amount of goodwill for the fiscal year 2016 are included in the table below. See Investment in TS Kelly Asia Pacific footnote for a description of adjustments to APAC PT and OCG goodwill.

	As of Year-End 2015			As of Year-End 2016
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$—	$40.0	$(16.4)	$23.6
Americas PT	37.9	—	—	37.9	—	37.9
Total Americas	77.9	(16.4)	—	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	(1.4)	—	—	—
Total APAC	13.5	(12.1)	(1.4)	12.1	(12.1)	—

OCG	27.4	—	(0.5)	26.9	—	26.9
Consolidated Total	$191.2	$(100.9)	$(1.9)	$189.3	$(100.9)	$88.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no changes in the net carrying amount of goodwill for the fiscal year 2015 as shown in the table below.

	As of Year-End 2014			As of Year-End 2015
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$—	$40.0	$(16.4)	$23.6
Americas PT	37.9	—	—	37.9	—	37.9
Total Americas	77.9	(16.4)	—	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	—	1.4	—	1.4
Total APAC	13.5	(12.1)	—	13.5	(12.1)	1.4

OCG	27.4	—	—	27.4	—	27.4
Consolidated Total	$191.2	$(100.9)	$—	$191.2	$(100.9)	$90.3
6. Other Assets
Included in other assets are the following:

	2016	2015
	(In millions of dollars)
Deferred compensation plan (see Retirement Benefits footnote)	$165.0	$148.2
Available-for-sale investment (see Fair Value Measurements footnote)	141.2	142.3
Wage subsidy receivable	22.3	19.9
Workers' compensation receivable	6.8	8.2
Intangibles, net of accumulated amortization of $16.7 million in 2016 and $17.2 million in 2015	0.6	1.3
Other	13.5	14.7

Other assets	$349.4	$334.6

Intangible amortization expense, which is included in SG&A expenses, was $0.6 million, $0.9 million and $1.4 million in 2016, 2015 and 2014, respectively. Wage subsidy receivable is related to a law to enhance the competitiveness of businesses in France. Workers’ compensation receivable represents receivables from the insurance company for U.S. workers’ compensation claims in excess of the applicable loss limits.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt
Short-Term Debt
On December 5, 2016, the Company entered into an agreement with its lenders to amend and restate its $200.0 million, five-year revolving credit facility (the “Facility”). The amendment decreased the size to $150.0 million and changed some of the terms and conditions, with a new maturity date of December 6, 2021. The Facility allows for borrowings in various currencies and is available to be used to fund working capital, acquisitions and general corporate needs.

At year-end 2016, there were no borrowings under the Facility and a remaining borrowing capacity of $150.0 million. At year-end 2015, there were no borrowings under the Facility and the remaining borrowing capacity was $200.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 17.5 basis points at year-end 2016 and 20 basis points at year-end 2015. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2016:

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
On December 5, 2016, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to the $150.0 million Securitization Facility (the “Securitization Facility”). The amendment increased the size to $200.0 million and changed some of the terms and conditions, with a new maturity date of December 5, 2019.

Under the Securitization Facility, the Company will sell certain trade receivables and related rights (“Receivables”), on a revolving basis, to the Receivables Entity. The Receivables Entity may from time to time sell an undivided variable percentage ownership interest in the Receivables. The Securitization Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, also allows for the issuance of standby letters of credit (“SBLC”) and contains certain restrictions based on the performance of the Receivables.
As of year-end 2016, the Securitization Facility had no short-term borrowings, SBLCs of $50.4 million related to workers’ compensation at a rate of 0.50% and a remaining capacity of $149.6 million. As of year-end 2015, the Securitization Facility carried $50.0 million of short-term borrowings at a rate of 0.82%, SBLCs of $49.0 million related to workers’ compensation at a rate of 0.40% and a remaining capacity of $51.0 million. The rates above for short-term borrowings include the LIBOR interest rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a facility fee of 40 basis points on the full amount of the Securitization Facility, regardless of usage.
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
The Company had total unsecured, uncommitted short-term local credit facilities of $8.6 million as of year-end 2016. There were no borrowings under these lines at year-end 2016 compared to $5.5 million at year-end 2015. The weighted average interest rate for these borrowings, which were primarily related to Brazil, was 15.7% at year-end 2015.

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
The liability for the nonqualified plans was $166.7 million and $150.3 million as of year-end 2016 and 2015, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses, were earnings of $10.5 million in 2016, loss of $1.6 million in 2015 and earnings of $7.6 million in 2014. In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $165.0 million and $148.2 million at year-end 2016 and 2015, respectively. The cash surrender value of these insurance policies is included in other assets. Tax-free earnings on these assets, which were included in SG&A expenses, were $9.7 million in 2016, $0.3 million in 2015 and $7.3 million in 2014.
The net expense for retirement benefits for the qualified and nonqualified plans, including Company matching and discretionary contributions for full-time employees, totaled $9.0 million in 2016, $5.7 million in 2015 and $6.1 million in 2014. The expense related to retirement plan contributions for temporary employees, which is included in cost of services, is reimbursed by our customers.
In addition, the Company also has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2016 were $11.6 million, $7.6 million and $4.0 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2015 were $11.5 million, $7.3 million and $4.2 million, respectively. Total pension expense for these plans was $0.4 million, $0.3 million and $0.9 million in 2016, 2015 and 2014, respectively. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2017 are not significant.
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
The Company made dividend payments totaling $10.7 million in 2016, $7.7 million in 2015 and $7.6 million in 2014.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, during 2016 and 2015 are included in the table below. Amounts in parentheses indicate debits.

	Foreign Currency Translation Adjustments		Unrealized Gains and Losses on Investment	Pension Liability Adjustments		Total
	(In millions of dollars)
Balance at year-end 2015	$(22.6)		$84.9	$(1.6)		$60.7

Other comprehensive income (loss) before reclassifications	(0.6)		(1.1)	(0.3)		(2.0)

Amounts reclassified from accumulated other comprehensive income	(0.1)	(1)	—	0.1	(2)	—

Net current-period other comprehensive income	(0.7)		(1.1)	(0.2)		(2.0)

Balance at year-end 2016	$(23.3)		$83.8	$(1.8)		$58.7

	Foreign Currency Translation Adjustments		Unrealized Gains and Losses on Investment	Pension Liability Adjustments		Total
	(In millions of dollars)
Balance at year-end 2014	$(3.0)		$56.3	$(2.2)		$51.1

Other comprehensive income (loss) before reclassifications	(19.4)		28.6	0.5		9.7

Amounts reclassified from accumulated other comprehensive income	(0.2)	(1)	—	0.1	(2)	(0.1)

Net current-period other comprehensive income	(19.6)		28.6	0.6		9.6

Balance at year-end 2015	$(22.6)		$84.9	$(1.6)		$60.7

(1)	Amount was recorded in the other expense, net line item in the consolidated statement of earnings.

(2)	Amount was recorded in the SG&A expenses line item in the consolidated statement of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Earnings Per Share
The reconciliation of basic earnings per share on common stock for the year-end 2016, 2015 and 2014 follows (in millions of dollars except per share data).

	2016	2015	2014
Net earnings	$120.8	$53.8	$23.7
Less: Earnings allocated to participating securities	(2.6)	(1.4)	(0.7)
Net earnings available to common shareholders	$118.2	$52.4	$23.0

Average common shares outstanding (millions):
Basic	38.1	37.8	37.5
Dilutive share awards	0.3	0.1	—
Diluted	38.4	37.9	37.5

Basic earnings per share	$3.10	$1.39	$0.61
Diluted earnings per share	$3.08	$1.39	$0.61

Potentially dilutive shares outstanding are primarily related to performance shares for 2016 and 2015. Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for 2016 and 2015 were not significant. Stock options representing 0.1 million shares for 2014 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
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
In addition, Class B shares are convertible, at the option of the holder, into Class A shares on a one-for-one basis. As a result, Class B shares can participate equally in any dividends declared on the Class A shares by exercising their conversion rights.
11. Stock-Based Compensation
Under the Equity Incentive Plan, amended and restated February 12, 2015 and approved by the stockholders of the Company on May 6, 2015 (the “EIP”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock and performance awards to key employees associated with the Company’s Class A stock. The EIP provides that the maximum number of shares available for grants is 15 percent of the outstanding Class A stock, adjusted for EIP activity over the preceding five years. Shares available for future grants at year-end 2016 under the EIP were 2,444,136. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.
The Company recognized stock-based compensation cost of $10.2 million in 2016, $7.9 million in 2015 and $7.6 million in 2014, as well as related tax benefits of $3.9 million in 2016, $3.0 million in 2015 and $2.9 million in 2014.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Windfall tax benefits, which were included in the “Other financing activities” component of net cash from financing activities in the consolidated statements of cash flows, totaled $0.5 million in 2016, $0.2 million for 2015 and $0.4 million for 2014.
Restricted Stock
Restricted stock, which typically vests over 4 years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.
A summary of the status of nonvested restricted stock under the EIP as of year-end 2016 and changes during this period is presented as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2015	885,882	$16.30
Granted	142,100	17.08
Vested	(341,239)	16.15
Forfeited	(33,500)	15.61
Nonvested at year-end 2016	653,243	$16.58
As of year-end 2016, unrecognized compensation cost related to unvested restricted stock totaled $8.5 million. The weighted average period over which this cost is expected to be recognized is approximately 1.5 years. The weighted average grant date fair value per share of restricted stock granted during 2016, 2015 and 2014 was $17.08, $15.85 and $15.63, respectively. The total fair value of restricted stock, which vested during 2016, 2015 and 2014, was $6.4 million, $5.4 million and $7.1 million, respectively.

Performance Shares
During 2016 and 2015, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals over a stated period of time.
2016 Grant
For the 2016 performance share grant (“2016 grant”), the total target number of performance shares granted is 331,500, and the maximum number of performance shares that may be earned is 663,000, which assumes 200% of the target shares originally granted. Target shares of 248,625 may be earned upon the achievement of three financial goals (“financial measure performance shares”) and target shares of 82,875 may be earned based on the Company’s total shareholder return relative to the S&P SmallCap 600 Index (“TSR performance shares”). No dividends are paid on these performance shares.
The financial measure performance shares, which have a weighted average grant date fair value of $15.85, have a three-year performance period through December 31, 2018. These shares will cliff-vest after approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient. For each of the three financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2016, 2017 and 2018 goals. Accordingly, the Company remeasures the fair value of the 2016 financial measure performance shares each reporting period until the 2018 goals are set, after which the fair value will be fixed for the remaining performance period. As of year-end 2016, the current fair value for financial measure performance shares was $22.04. The total nonvested shares at maximum level (200%) related to financial measure performance awards at year-end 2016 is 497,250.
The TSR performance shares have a three-year performance period through December, 31, 2018 and have an estimated fair value of $19.73, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. If earned, these shares will be awarded and fully vest after approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient. The total nonvested shares at maximum level (200%) related to TSR performance awards at year-end 2016 is 165,750.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2015 Grant
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
The 2015 financial measure performance shares, which have a weighted average grant date fair value of $16.31, had a one-year performance measure through fiscal 2015 and will vest after the completion of an additional two-year service period. Based upon the level of achievement of specific financial performance goals for the 2015 grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 17, 2016, the Compensation Committee approved the actual performance achievement of the financial measure performance shares for the 2015 grant. Actual performance resulted in participants achieving 115% of target, or 287,896 shares for the financial measure performance awards on a combined basis. These shares will cliff-vest after the approval of the Compensation Committee, which will be no later than March 15, 2018, if not forfeited by the recipient. The total nonvested shares related to 2015 financial measure performance awards at year-end 2016 is 287,896.
The 2015 TSR performance shares have a three-year performance measure with vesting at the end of the performance period. These shares have an estimated fair value of $16.01, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. If earned, these shares will be awarded and fully vest after the approval of the Compensation Committee, which will be no later than March 15, 2018, if not forfeited by the recipient. The total nonvested shares at maximum level (200%) related to TSR performance awards at year-end 2016 is 250,000.
As of year-end 2016, unrecognized compensation cost related to all unvested financial measure performance shares and TSR performance shares totaled $2.1 million and $1.4 million, respectively. The weighted average period over which the costs are expected to be recognized is approximately 1.3 years for financial measure performance shares and 1.6 years for TSR performance shares.
Stock Options
Under the terms of the EIP, stock options may not be granted at prices less than the fair value of the Company’s Class A stock on the date of grant, nor for a term exceeding 10 years, and typically vest over 3 years. The Company expenses the fair value of stock option grants on a straight-line basis over the vesting period. No stock options were granted in 2016, 2015 and 2014.
A summary of the status of stock option grants under the EIP as of year-end 2016 and changes during this period is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at year-end 2015	12,000	$27.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(12,000)	27.24
Outstanding at year-end 2016	—	$—	0	$—
Options exercisable at year-end 2016	—	$—	0	$—

The table above represented 12,000 of non-employee director shares outstanding at year-end 2015, which expired during 2016.
As of year-end 2016, there was no unrecognized compensation cost related to unvested stock options. No stock options were exercised in 2016, 2015 and 2014.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other Expense, Net
Included in other expense, net are the following:

	2016	2015	2014
	(In millions of dollars)
Interest income	$0.4	$0.3	$0.5
Interest expense	(3.8)	(3.8)	(3.0)
Dividend income	1.2	0.9	0.7
Foreign exchange gains/(losses)	1.6	(0.9)	(1.0)
Other	(0.1)	—	—

Other expense, net	$(0.7)	$(3.5)	$(2.8)
Dividend income includes dividends earned on the Company’s investment in Temp Holdings (see Fair Value Measurements footnote).
13. Income Taxes
Earnings before taxes and equity in net earnings (loss) of affiliate for the years 2016, 2015 and 2014 were taxed under the following jurisdictions:

	2016	2015	2014
	(In millions of dollars)
Domestic	$112.4	$28.9	$5.9
Foreign	37.3	34.3	13.2
Total	$149.7	$63.2	$19.1
The provision for income taxes was as follows:

	2016	2015	2014
	(In millions of dollars)
Current tax expense:
U.S. federal	$10.2	$8.3	$5.6
U.S. state and local	2.4	1.4	1.4
Foreign	10.0	10.8	12.7
Total current	22.6	20.5	19.7
Deferred tax expense:
U.S. federal	11.8	(10.6)	(22.0)
U.S. state and local	2.0	0.8	(0.4)
Foreign	(6.4)	(2.0)	(4.4)
Total deferred	7.4	(11.8)	(26.8)
Total provision	$30.0	$8.7	$(7.1)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred taxes are comprised of the following:

	2016	2015
	(In millions of dollars)
Depreciation and amortization	$(14.6)	$(14.3)
Employee compensation and benefit plans	75.5	70.6
Workers’ compensation	22.4	21.4
Unrealized gain on securities	(33.6)	(36.7)
Investment in equity affiliate	(22.7)	4.0
Loss carryforwards	36.4	40.6
Credit carryforwards	121.2	113.4
Other, net	3.5	4.1
Valuation allowance	(42.1)	(50.9)
Net deferred tax assets	$146.0	$152.2
The deferred tax balance is classified in the consolidated balance sheet as:

	2016	2015
	(In millions of dollars)
Deferred tax asset	$180.1	$189.3
Other long-term liabilities	(34.1)	(37.1)
	$146.0	$152.2
The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2016	2015	2014
	(In millions of dollars)
Income tax based on statutory rate	$52.4	$22.1	$6.7
State income taxes, net of federal benefit	2.9	1.3	0.7
General business credits	(17.0)	(17.9)	(17.5)
Life insurance cash surrender value	(3.0)	0.3	(2.2)
Foreign items	0.4	(2.5)	(1.1)
Foreign business taxes	3.6	3.7	4.2
Foreign tax law change	—	(0.7)	(2.2)
TS Kelly Asia Pacific transaction gain	(4.8)	—	—
Non-deductible expenses	1.6	2.3	2.1
Change in deferred tax realizability	(5.9)	—	2.2
Other, net	(0.2)	0.1	—
Total	$30.0	$8.7	$(7.1)
General business credits primarily represent U.S. work opportunity credits. Foreign items include foreign income tax rate differences, foreign tax credits and deductions, and foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC Topic 740 (“ASC 740”), Income Taxes.
The Company has U.S. general business credit carryforwards of $116.3 million which will expire from 2032 to 2036, foreign tax credit carryforwards of $4.8 million that expire from 2022 to 2026 and $0.1 million of state credit carryforwards that expire from 2017 to 2036, or have no expiration. The net tax effect of state and foreign loss carryforwards at year-end 2016 totaled $36.4 million, which expire as follows (in millions of dollars):

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year	Amount
2017-2019	$1.9
2020-2022	0.7
2023-2026	0.2
2027-2029	0.1
No expiration	33.5
Total	$36.4
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
Provision has not been made for U.S. or additional foreign income taxes on an estimated $110.5 million of undistributed earnings which are permanently reinvested. If these earnings were to be repatriated, the Company would be subject to U.S. income taxes and foreign withholding taxes, adjusted for foreign tax credits.  Determination of the amount of any unrecognized deferred income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
	(In millions of dollars)
Balance at beginning of the year	$1.7	$2.4	$2.8

Additions for prior years’ tax positions	0.1	0.1	—
Reductions for prior years’ tax positions	—	(0.7)	(0.4)
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.4)	(0.1)	—

Balance at end of the year	$1.4	$1.7	$2.4

If the $1.4 million in 2016, $1.7 million in 2015 and $2.4 million in 2014 of unrecognized tax benefits were recognized, they would have a favorable effect of $1.0 million in 2016, $1.1 million in 2015 and $1.5 million in 2014 on income tax expense.
The Company recognizes both interest and penalties as part of the income tax provision. Interest and penalties expense in 2016 was not significant. The Company recognized a benefit of $0.2 million in 2015 and expense of $0.1 million in 2014 for interest and penalties. Accrued interest and penalties were $0.2 million at year-end 2016 and $0.2 million at year-end 2015.
The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2013 through 2016, Canada for fiscal years 2009 through 2016, France for fiscal years 2014 through 2016, Mexico for fiscal years 2011 through 2016, Portugal for fiscal years 2013 through 2016, and Switzerland for fiscal years 2007 through 2016.
The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.4 million for 2016, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Supplemental Cash Flow Information
Changes in operating assets and liabilities, net of the effect of deconsolidated subsidiaries, as disclosed in the statements of cash flows, for the fiscal years 2016, 2015 and 2014, respectively, were as follows:

	2016	2015	2014
	(In millions of dollars)
Increase in trade accounts receivable	$(93.9)	$(64.2)	$(155.4)
Increase in prepaid expenses and other assets	(11.0)	(5.2)	(14.7)
Increase in accounts payable and accrued liabilities	58.4	50.9	36.4
Increase (decrease) in accrued payroll and related taxes	1.9	(23.7)	28.5
Increase (decrease) in accrued insurance	2.4	(4.2)	(2.7)
Increase in income and other taxes	2.2	0.5	10.9

Total changes in operating assets and liabilities	$(40.0)	$(45.9)	$(97.0)

The Company paid interest of $2.7 million in 2016 and 2015 and $1.6 million in 2014. The Company paid income taxes of $24.0 million in 2016, $23.5 million in 2015 and $10.9 million in 2014.
Non-cash capital expenditures totaled $1.7 million, $1.8 million and $1.4 million in 2016, 2015 and 2014, respectively.
15. Commitments
The Company conducts its branch-based operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of year-end 2016 (in millions of dollars):

Fiscal year:
2017	$25.3
2018	17.8
2019	11.6
2020	6.5
2021	3.4
Later years	0.9

Total	$65.5

Lease expense for fiscal 2016, 2015 and 2014 amounted to $33.1 million, $37.5 million and $43.5 million, respectively.
In addition to operating lease agreements, the Company has entered into noncancelable purchase obligations totaling $25.7 million. These obligations relate primarily to online tools and voice and data communications services which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.
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
The Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. The Company has recently experienced an increase in its litigation volume, including cases where

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

claimants seek class action certification. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. At year-end 2016 and 2015, the gross accrual for litigation costs amounted to $9.2 million and $9.9 million, respectively, which are included in accounts payable and accrued liabilities in the consolidated balance sheet.
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
The Commercial business segments within the Americas, EMEA and APAC regions represent traditional office services, contact-center staffing, marketing, electronic assembly, light industrial and, in the Americas, substitute teachers. The PT segments encompass a wide range of highly skilled temporary employees, including scientists, financial professionals, attorneys, engineers, IT specialists and healthcare workers. OCG includes recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”) and career transition/outplacement services. Corporate expenses that directly support the operating units have been allocated to the Americas, EMEA and APAC regions and OCG based on a work effort, volume, or in the absence of a readily available measurement process, proportionately based on revenue from services.
The Company regularly assesses its organizational structure, product/service offerings and information evaluated by the CODM to determine whether any changes have occurred that would impact its segment reporting structure.  The completion of the TS Kelly Asia Pacific joint venture transaction (see Investment in TS Kelly Asia Pacific footnote) and the results of its annual strategic review will likely change how the Company allocates resources and analyzes performance, which may result in a change to the Company’s segment reporting in 2017.

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes and equity in net earnings (loss) of affiliate, for 2016, 2015 and 2014. Segment information for 2016 is impacted by the transfer of the APAC Commercial, APAC PT and certain OCG businesses to TS Kelly Asia Pacific in the third quarter of 2016 as noted above. Additionally, OCG segment SG&A expenses for 2016 include a $2.8 million out-of-period adjustment recorded in the fourth quarter related to certain aged accounts receivable recorded prior to 2015 at a subsidiary in Germany. The correction did not have a material effect on any of the periods impacted.
Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2016	2015	2014
	(In millions of dollars)
Revenue from Services:
Americas Commercial	$2,548.0	$2,604.3	$2,609.6
Americas PT	947.1	971.9	956.0
Total Americas Commercial and PT	3,495.1	3,576.2	3,565.6

EMEA Commercial	769.3	773.5	894.7
EMEA PT	168.8	171.5	190.3
Total EMEA Commercial and PT	938.1	945.0	1,085.0

APAC Commercial	170.7	347.2	351.8
APAC PT	18.3	40.5	40.4
Total APAC Commercial and PT	189.0	387.7	392.2

OCG	706.4	673.8	586.8

Less: Intersegment revenue	(51.8)	(64.5)	(66.9)

Consolidated Total	$5,276.8	$5,518.2	$5,562.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2016	2015	2014
	(In millions of dollars)
Earnings from Operations:
Americas Commercial gross profit	$402.4	$400.3	$379.6
Americas PT gross profit	162.7	165.0	155.9
Americas Region gross profit	565.1	565.3	535.5
Americas Region SG&A expenses	(457.1)	(456.6)	(446.8)
Americas Region Earnings from Operations	108.0	108.7	88.7

EMEA Commercial gross profit	103.9	106.6	130.6
EMEA PT gross profit	34.2	36.6	42.9
EMEA Region gross profit	138.1	143.2	173.5
EMEA Region SG&A expenses	(124.9)	(129.2)	(161.4)
EMEA Region Earnings from Operations	13.2	14.0	12.1

APAC Commercial gross profit	23.3	45.3	47.5
APAC PT gross profit	5.0	10.5	12.7
APAC Region gross profit	28.3	55.8	60.2
APAC Region SG&A expenses	(22.7)	(46.7)	(57.7)
APAC Region Earnings from Operations	5.6	9.1	2.5

OCG gross profit	179.3	160.6	143.6
OCG SG&A expenses	(153.4)	(132.1)	(127.3)
OCG Earnings from Operations	25.9	28.5	16.3

Less: Intersegment gross profit	(4.5)	(4.6)	(4.4)
Less: Intersegment SG&A expenses	4.5	4.6	4.4
Net Intersegment Activity	—	—	—

Corporate	(89.5)	(93.6)	(97.7)
Consolidated Total	63.2	66.7	21.9
Gain on investment in TS Kelly Asia Pacific	87.2	—	—
Other Expense, Net	(0.7)	(3.5)	(2.8)
Earnings before taxes and equity in net earnings (loss) of affiliate	$149.7	$63.2	$19.1

A summary of revenue from services by geographic area for 2016, 2015 and 2014 follows:

	2016	2015	2014
	(In millions of dollars)
Revenue From Services:
United States	$3,722.5	$3,705.2	$3,535.8
International	1,554.3	1,813.0	2,026.9

Total	$5,276.8	$5,518.2	$5,562.7

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of long-lived assets information by geographic area as of year-end 2016 and 2015 follows:

	2016	2015
	(In millions of dollars)
Long-Lived Assets:
United States	$69.5	$75.8
International	11.3	13.1

Total	$80.8	$88.9
Long-lived assets include primarily property and equipment. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.
18. New Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15 clarifying how entities should classify certain cash receipts and payments on the statement of cash flows. The new guidance addresses classification of cash flows related to the following transactions: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies; 6) distributions received from equity method investees; and 7) beneficial interests in securitization transaction. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and requires retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13 amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. This ASU applies to trade accounts receivable and may have an impact on our calculation of the allowance for uncollectible accounts receivable.
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
In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. Generally Accepted Accounting Principles (“GAAP”), the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. As our branch operations are primarily conducted in leased facilities, this ASU will likely have a material impact on our balance sheet, may have a material impact to our statement of earnings and will require us to disclose additional information about our leasing activities. We plan to establish a cross-functional implementation team in 2017 to further assess the impact of the standard.
In January 2016, the FASB issued ASU 2016-01 amending the current guidance for how entities measure certain equity investments, the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements relating to financial instruments. The new guidance requires entities to use fair value measurement for equity investments in unconsolidated entities, excluding equity method investments, and to recognize the changes in fair value in net income at the end of each reporting period. Under the new standard, for any financial liabilities in which the fair value option has been elected, the changes in fair value due to instrument-specific credit risk must be recognized separately in other comprehensive income. Presentation and disclosure requirements under the new guidance require public business entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost. In addition, financial assets and liabilities must now be presented separately in the notes to the financial statements and grouped by measurement category and form of financial asset. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is only permitted for the financial liability provision. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. This standard will impact how we recognize changes in the fair value of our available-for-sale investment and could have a material impact on our financial statements.
In August 2014, the FASB issued ASU 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The adoption of this guidance did not have a material effect on our financial statements.
In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12); and 5) technical corrections and improvements (ASU 2016-20). The new standard will be effective for us beginning January 1, 2018.
We established a cross-functional implementation team consisting of representatives from across our business segments and various departments. We utilized a bottoms-up approach to analyze the impact of the standard on our various revenue streams by reviewing our current contracts with customers, accounting policies and business practices to identify potential differences that would result from applying the requirements of the new standard. In addition, we identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard.
We have been closely monitoring FASB activity related to the new standard to conclude on specific interpretive issues. During 2016, we made significant progress toward completing our evaluation of the potential impact that adopting the new standard will have on our consolidated results of operations, consolidated financial position and cash flows. We expect to implement the standard with the modified retrospective approach beginning January 1, 2018, which recognizes the cumulative effect of application recognized on that date.
Revenue on the majority of our contracts with customers will continue to be recognized over time as services are rendered. The impact of adopting ASU 2014-09 primarily relates to deferring contract costs and estimating variable (or contingent) consideration when the estimation will not result in the reversal of that revenue in subsequent periods.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Related Party Transactions
Terence E. Adderley, the Executive Chairman and Chairman of the Board of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 93% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. Other than compensation relative to his services as executive chairmen of the Company, there were no material transactions between the Company and Terence E. Adderley in 2016 or 2015.
See Investment in TS Kelly Asia Pacific footnote for a description of related party activity with TS Kelly Asia Pacific joint venture.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Year
	(In millions of dollars except per share data)
Revenue from services	$1,349.1	$1,375.5	$1,247.8	$1,304.4	$5,276.8
Gross profit	232.7	230.5	215.1	228.0	906.3
SG&A expenses	218.0	220.6	196.3	208.2	843.1
Restructuring charges included in SG&A expenses	—	3.4	—	—	3.4
Gain on investment in TS Kelly Asia Pacific	—	—	87.2	—	87.2
Net earnings	11.2	8.9	80.9	19.8	120.8
Basic earnings per share (2)	0.29	0.23	2.08	0.51	3.10
Diluted earnings per share (2)	0.29	0.23	2.06	0.51	3.08
Dividends per share	0.05	0.075	0.075	0.075	0.275

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)	Year
	(In millions of dollars except per share data)
Revenue from services	$1,320.6	$1,385.0	$1,351.0	$1,461.6	$5,518.2
Gross profit	220.3	222.3	228.2	249.5	920.3
SG&A expenses	208.2	210.8	211.6	223.0	853.6
Net earnings	3.7	6.8	9.1	34.2	53.8
Basic earnings per share (2)	0.10	0.18	0.23	0.88	1.39
Diluted earnings per share (2)	0.10	0.18	0.23	0.88	1.39
Dividends per share	0.05	0.05	0.05	0.05	0.20

(1)
SG&A expenses in the fourth quarter includes a $2.8 million out-of-period adjustment related to certain aged accounts receivable recorded prior to 2015 at a subsidiary in Germany. The correction did not have a material effect on any of the periods impacted.

(2)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

(3)	Fourth Quarter 2015 included 14 weeks.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended January 1, 2017

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$10.5	10.2	0.8	(1)	(0.8)	(8.2)	$12.5

Deferred tax assets valuation allowance	$50.9	2.4	—		(2.9)	(8.3)	$42.1

Fiscal year ended January 3, 2016

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$10.7	3.7	—		(0.5)	(3.4)	$10.5

Deferred tax assets valuation allowance	$58.5	2.0	—		(5.3)	(4.3)	$50.9

Fiscal year ended December 28, 2014

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$9.9	4.8	0.5	(1)	(1.9)	(2.6)	$10.7

Deferred tax assets valuation allowance	$56.3	7.5	—		(2.7)	(2.6)	$58.5

(1)	Adjustment to provision for sales allowances charged to revenue from services.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, effective May 6, 2009 (Reference is made to Exhibit 3.1 to the Form 10-Q filed with the Commission on May 7, 2014, which is incorporated herein by reference).

3.2	By-laws, effective May 6, 2009 (Reference is made to Exhibit 3.2 to the Form 10-Q filed with the Commission on May 7, 2014, which is incorporated herein by reference).

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

10.6
Second amended and restated credit agreement, dated December 5, 2016 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on December 9, 2016, which is incorporated herein by reference).

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

10.15
First Amended and Restated Purchase Agreement, dated December 5, 2016 (Reference is made to Exhibit 10.15 to the Form 8-K filed with the Commission on December 9, 2016, which is incorporated herein by reference).

10.21*
Amendment to Kelly Services, Inc. 2008 Management Retirement Plan. (Reference is made to Exhibit 10.21 to the Form 8-K filed with the commission on August 11, 2014, which is incorporated herein by reference.)

14	Code of Business Conduct and Ethics, adopted August 8, 2016.

21	Subsidiaries of Registrant.

INDEX TO EXHIBITS REQUIRED BY ITEM 601, REGULATION S-K (continued)

Exhibit No.	Description

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.