Form 10-Q
period 2017-04-02
KELLY SERVICES INC
filed 2017-05-11
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
OR
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
Yes [X] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]
At May 1, 2017, 34,850,080 shares of Class A and 3,437,643 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	April 2, 2017	April 3, 2016
Revenue from services	$1,289.7	$1,349.1

Cost of services	1,058.1	1,116.4

Gross profit	231.6	232.7

Selling, general and administrative expenses	215.2	218.0

Earnings from operations	16.4	14.7

Other expense, net	(1.6)	(0.9)

Earnings before taxes and equity in net earnings (loss) of affiliate	14.8	13.8

Income tax expense	2.7	2.7

Net earnings before equity in net earnings (loss) of affiliate	12.1	11.1

Equity in net earnings (loss) of affiliate	0.1	0.1

Net earnings	$12.2	$11.2

Basic earnings per share	$0.31	$0.29
Diluted earnings per share	$0.31	$0.29

Dividends per share	$0.075	$0.05

Average shares outstanding (millions):
Basic	38.3	38.0
Diluted	38.7	38.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 2, 2017	April 3, 2016
Net earnings	$12.2	$11.2

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.1 in 2017 and $0.2 in 2016	5.7	11.9
Less: Reclassification adjustments included in net earnings	—	(0.3)
Foreign currency translation adjustments	5.7	11.6

Unrealized gains (losses) on investment, net of tax expense of $8.6 in 2017 and benefit of $4.0 in 2016	18.9	(8.1)

Other comprehensive income	24.6	3.5

Comprehensive income	$36.8	$14.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	April 2, 2017	January 1, 2017
CURRENT ASSETS:
Cash and equivalents	$46.0	$29.6
Trade accounts receivable, less allowances of $11.9 and $12.5, respectively	1,164.6	1,138.3
Prepaid expenses and other current assets	59.0	46.7
Total current assets	1,269.6	1,214.6

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	273.5	270.0
Accumulated depreciation	(194.5)	(189.2)
Net property and equipment	79.0	80.8
Deferred taxes	183.5	180.1
Goodwill	88.4	88.4
Investment in equity affiliate	114.9	114.8
Other assets	399.7	349.4
Total noncurrent assets	865.5	813.5

TOTAL ASSETS	$2,135.1	$2,028.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 2, 2017	January 1, 2017
CURRENT LIABILITIES:
Short-term borrowings	$—	$—
Accounts payable and accrued liabilities	471.9	455.1
Accrued payroll and related taxes	276.5	241.5
Accrued insurance	22.3	23.4
Income and other taxes	54.7	51.1
Total current liabilities	825.4	771.1

NONCURRENT LIABILITIES:
Accrued insurance	43.3	45.5
Accrued retirement benefits	164.3	157.4
Other long-term liabilities	52.4	42.1
Total noncurrent liabilities	260.0	245.0

Commitments and contingencies (see contingencies footnote)

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2017 and 2016	36.6	36.6
Class B common stock, shares issued 3.5 at 2017 and 2016	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.8 shares at 2017 and 1.9 Shares at 2016	(37.5)	(38.4)
Class B common stock	(0.6)	(0.6)
Paid-in capital	31.5	28.6
Earnings invested in the business	932.9	923.6
Accumulated other comprehensive income	83.3	58.7
Total stockholders’ equity	1,049.7	1,012.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,135.1	$2,028.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 2, 2017	April 3, 2016
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—
Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—
Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(38.4)	(43.7)
Issuance of restricted stock and other	0.9	0.6
Balance at end of period	(37.5)	(43.1)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Issuance of restricted stock and other	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	28.6	25.4
Issuance of restricted stock and other	2.9	2.0
Balance at end of period	31.5	27.4

Earnings Invested in the Business
Balance at beginning of period	923.6	813.5
Net earnings	12.2	11.2
Dividends	(2.9)	(1.9)
Balance at end of period	932.9	822.8

Accumulated Other Comprehensive Income
Balance at beginning of period	58.7	60.7
Other comprehensive income, net of tax	24.6	3.5
Balance at end of period	83.3	64.2

Stockholders’ Equity at end of period	$1,049.7	$910.8
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 2, 2017	April 3, 2016
Cash flows from operating activities:
Net earnings	$12.2	$11.2
Noncash adjustments:
Depreciation and amortization	5.3	5.6
Provision for bad debts	1.5	1.7
Stock-based compensation	3.9	2.7
Other, net	(0.2)	(0.1)
Changes in operating assets and liabilities	1.6	(0.9)

Net cash from operating activities	24.3	20.2

Cash flows from investing activities:
Capital expenditures	(2.8)	(1.5)
Other investing activities	(0.1)	(0.3)

Net cash used in investing activities	(2.9)	(1.8)

Cash flows from financing activities:
Net change in short-term borrowings	—	(16.4)
Dividend payments	(2.9)	(1.9)
Other financing activities	(0.1)	—

Net cash used in financing activities	(3.0)	(18.3)

Effect of exchange rates on cash and equivalents	(2.0)	4.1

Net change in cash and equivalents	16.4	4.2
Cash and equivalents at beginning of period	29.6	42.2

Cash and equivalents at end of period	$46.0	$46.4
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017 (the 2016 consolidated financial statements). The Company’s first fiscal quarter ended on April 2, 2017 (2017) and April 3, 2016 (2016), each of which contained 13 weeks.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.  Investment in TS Kelly Asia Pacific
The Company has a 49% ownership interest in TS Kelly Asia Pacific. The operating results of the Company’s interest in TS Kelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are reported in the equity in net earnings (loss) of affiliate in the consolidated statement of earnings. These operating results include the operating results of the Company’s interest in TS Kelly Workforce Solutions, a previous joint venture in which the the Company held a 49% interest, which was transferred to TS Kelly Asia Pacific during the first quarter of 2017.
The investment in equity affiliate on the Company’s balance sheet totaled $114.9 million as of first quarter-end 2017 and $114.8 million as of year-end 2016. The net amount due to TS Kelly Asia Pacific, a related party, was $0.9 million as of the first quarter-end 2017 and $1.1 million as of year-end 2016. The amount included in trade accounts payable for staffing services provided by TS Kelly Asia Pacific as a supplier to CWO programs was $2.5 million as of first quarter-end 2017 and $3.1 million as of year-end 2016.
3.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of first quarter-end 2017 and year-end 2016 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of First Quarter-End 2017
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.0	$4.0	$—	$—
Available-for-sale investment	169.6	169.6	—	—

Total assets at fair value	$173.6	$173.6	$—	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Year-End 2016
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.0	$4.0	$—	$—
Available-for-sale investment	141.2	141.2	—	—

Total assets at fair value	$145.2	$145.2	$—	$—
Money market funds as of first quarter-end 2017 and as of year-end 2016 represent investments in government money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Temp Holdings and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Temp Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $18.9 million for the first quarter of 2017 and unrealized loss, net of tax, of $8.1 million for the first quarter of 2016 was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.6 million as of the first quarter-end 2017 and $17.7 million at year-end 2016.

Assets Measured at Fair Value on a Nonrecurring Basis
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the same as our operating and reportable segments.

The realignment of the Company’s operations into three reportable segments effective with the first quarter of 2017 (see Goodwill and Segment Disclosures footnotes) resulted in a change in our reporting units. As a result, we completed a step one quantitative test for our new reporting units with goodwill. We determined the estimated fair value of each reporting unit tested exceeded its related carrying value. As a result of these quantitative assessments, we determined it was more likely than not that the fair value of each of the reporting units was in excess of its carrying value.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4. Restructuring
In the first quarter of 2017, the Company has taken restructuring actions in Global Talent Solutions and Americas Staffing to optimize service delivery models and deliver cost savings in 2017.
Restructuring costs incurred in the first quarter of 2017 totaled $2.4 million. Global Talent Solutions incurred $2.0 million and Americas Staffing incurred $0.4 million. All costs, which are primarily severance costs, are recorded entirely in selling, general and administrative (“SG&A”) expenses in the consolidated statement of earnings.

A summary of the global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars).

Balance as of year-end 2016	$0.5
Additions charged to Global Talent Solutions	2.0
Additions charged to Americas Staffing	0.4
Reductions for cash payments related to all restructuring activities	(0.7)
Balance as of first quarter-end 2017	$2.2
The remaining balance of $2.2 million as of first quarter-end 2017 represents primarily severance costs, and the majority is expected to be paid during 2017. No material adjustments are expected to be recorded.

5. Goodwill
As discussed in the Segment Disclosures footnote, during the first quarter of 2017 the Company’s chief operating decision maker (“CODM”) changed the way he regularly reviews information for purposes of allocating resources and assessing performance, which resulted in a change in our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, as discussed in the Fair Value Measurements footnote, we completed an assessment of any potential goodwill impairment for all reporting units with goodwill and determined that no impairment existed. The changes in the carrying amount of goodwill for the first quarter-end 2017 are included in the table below.

	As of Year-End 2016				As of First Quarter-End 2017
	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net	Allocation of Goodwill	Goodwill
	(In millions of dollars)

Americas Commercial	$40.0	$(16.4)	$23.6	$(23.6)	$—
Americas PT	37.9	—	37.9	(37.9)	—
EMEA Commercial	50.4	(50.4)	—	—	—
EMEA PT	22.0	(22.0)	—	—	—
APAC Commercial	12.1	(12.1)	—	—	—
APAC PT	—	—	—	—	—
OCG	26.9	—	26.9	(26.9)	—

Americas Staffing	—	—	—	25.9	25.9
GTS	—	—	—	62.5	62.5
International Staffing	—	—	—	—	—

	$189.3	$(100.9)	$88.4	$—	$88.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

6.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the first quarter 2017 and 2016 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income, as shown in the tables below, were recorded in the other expense, net line item in the consolidated statement of earnings.

	First Quarter 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(23.3)	$83.8	$(1.8)	$58.7
Other comprehensive income before reclassifications	5.7	18.9	—	24.6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	5.7	18.9	—	24.6

Ending balance	$(17.6)	$102.7	$(1.8)	$83.3

	First Quarter 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(22.6)	$84.9	$(1.6)	$60.7
Other comprehensive income (loss) before reclassifications	11.9	(8.1)	—	3.8
Amounts reclassified from accumulated other comprehensive income	(0.3)	—	—	(0.3)
Net current-period other comprehensive income (loss)	11.6	(8.1)	—	3.5

Ending balance	$(11.0)	$76.8	$(1.6)	$64.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the first quarter 2017 and 2016 follows (in millions of dollars except per share data):

	First Quarter
	2017	2016
Net earnings	$12.2	$11.2
Less: earnings allocated to participating securities	(0.2)	(0.3)
Net earnings available to common shareholders	$12.0	$10.9

Average shares outstanding (millions):
Basic	38.3	38.0
Dilutive share awards	0.4	0.2
Diluted	38.7	38.2

Basic earnings per share	$0.31	$0.29
Diluted earnings per share	$0.31	$0.29
Potentially dilutive shares outstanding are primarily related to performance shares for the first quarter 2017 and 2016. Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the first quarter 2016 were not significant. All remaining stock options expired in the second quarter 2016.

8.  Stock-Based Compensation
Performance Shares
2017 Grant
On February 15, 2017, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals over a stated period of time. For the 2017 performance share grant, the total target number of performance shares granted is 248,400, and the maximum number of performance shares that may be earned is 496,800, which assumes 200% of the target shares originally granted. Target shares of 165,600 may be earned upon the achievement of two financial goals (“financial measure performance shares”) and target shares of 82,800 may be earned based on the Company’s total shareholder return relative to the S&P SmallCap 600 Index (“TSR performance shares”). No dividends are paid on these performance shares.
The financial measure performance shares, which have a weighted average grant date fair value of $21.07, have a three-year performance period through December 31, 2019. These shares will cliff-vest after approval by the Compensation Committee, which will be no later than March 15, 2020, if not forfeited by the recipient. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2017, 2018 and 2019 goals. Accordingly, consistent with 2016 awards, the Company remeasures the fair value of the 2017 financial measure performance shares each reporting period until the 2019 goals are set, after which the fair value will be fixed for the remaining performance period. As of first quarter-end 2017, the current fair value for all financial measure performance shares was $20.98.
The TSR performance shares also have a three-year performance period through December, 31, 2019 and have an estimated fair value of $20.16, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. These shares will cliff-vest after approval by the Compensation Committee, which will be no later than March 15, 2020, if not forfeited by the recipient.
For the first quarter 2017 and 2016, respectively, total compensation expense related to all performance shares was $2.9 million and $1.3 million, and the related tax benefit was $1.1 million and $0.5 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

9.  Other Expense, Net
Included in other expense, net for the first quarter 2017 and 2016 are the following:

	First Quarter
	2017	2016
	(In millions of dollars)
Interest income	$0.1	$0.1
Interest expense	(0.5)	(0.9)
Foreign exchange loss	(1.2)	(0.1)

Other expense, net	$(1.6)	$(0.9)

10. Income Taxes
Income tax expense for the first quarter of both 2017 and 2016 was $2.7 million.  Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets.  There could be an income tax benefit from a valuation allowance release of approximately $6 million in the near term if future taxable income is sufficient to make it more likely than not that deferred tax assets will be realizable in those jurisdictions.

11.  Contingencies
The Company is a party to a pending nationwide class action lawsuit entitled Hillson et.al. v Kelly Services. The suit alleges that current and former temporary employees of Kelly Services are entitled to monetary damages for violation of the Fair Credit Reporting Act requirement that the notice and disclosure form provided to employees for purposes of conducting a background screening be a standalone document. On April 20, 2016, the parties entered into a formal settlement agreement. A court hearing is scheduled for August 2, 2017 to consider final approval for settlement. In light of amounts previously expensed and anticipated recoveries from third parties, Kelly recorded an accrual in the fourth quarter of 2015 of $4.1 million (in accounts payable and accrued liabilities on the consolidated balance sheet) to reflect the expected cost of the tentative settlement.
The Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. The Company has experienced an increase in its litigation volume, including cases where claimants seek class action certification. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

12.  Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the CODM to determine resource allocation and assess performance. During the first quarter of 2017, the Company’s CODM, who was previously the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer, was determined to be the Company’s CEO. The Company regularly assesses its organizational structure, product/service offerings and information evaluated by the CODM to determine whether any changes have occurred that would impact its segment reporting structure. During the first quarter of 2017, the Company realigned its business into three reportable segments, which reflect how the Company delivers services to customers and how its business is organized internally. These segments are: (1) Americas Staffing, (2) Global Talent Solutions (“GTS”), and (3) International Staffing. Accordingly, prior year’s segment information was recast to conform to the current presentation. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
Americas Staffing represents the Company’s branch-delivered staffing business in the U.S., Canada, Puerto Rico, Mexico and Brazil. International Staffing represents the EMEA region branch-delivered staffing business, as well as the Company’s APAC region staffing business prior to the transaction to form the TS Kelly Asia Pacific joint venture in July 2016. Americas Staffing and International Staffing both deliver temporary staffing, as well as direct-hire placement services, in office-clerical, educational, light industrial and professional and technical specialties within their geographic regions.
GTS combines the delivery structure of the Company’s outsourcing and consulting group and centrally delivered staffing business. It reflects the trend of customers towards the adoption of holistic talent supply chain solutions which combine contingent labor, full-time hiring and outsourced services. GTS includes centrally delivered staffing, recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”), executive placement, career transition/outplacement services and advisory services.
Corporate expenses that directly support the operating units have been allocated to Americas Staffing, GTS and International Staffing based on a work effort, volume or, in the absence of a readily available measurement process, proportionately based on gross profit realized. In connection with the realignment of the segment structure, we reassessed the allocation of corporate expenses to the operating segments and updated the allocation method for corporate expenses which do not have a readily available measurement from revenue to gross profit. Prior periods have been recast to reflect the current period allocation method. The update had no impact on the consolidated financial information.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes, for the first quarter 2017 and 2016. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	First Quarter
	2017	2016
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$573.1	$554.1
Global Talent Solutions	487.3	490.9
International Staffing	233.6	309.0

Less: Intersegment revenue	(4.3)	(4.9)

Consolidated Total	$1,289.7	$1,349.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2017	2016
	(In millions of dollars)
Earnings from Operations:

Americas Staffing gross profit	$105.3	$100.7
Americas Staffing SG&A expenses	(84.1)	(83.6)
Americas Staffing Earnings from Operations	21.2	17.1

Global Talent Solutions gross profit	90.5	85.3
Global Talent Solutions SG&A expenses	(75.2)	(71.6)
Global Talent Solutions Earnings from Operations	15.3	13.7

International Staffing gross profit	36.4	47.8
International Staffing SG&A expenses	(31.2)	(41.2)
International Staffing Earnings from Operations	5.2	6.6

Less: Intersegment gross profit	(0.6)	(1.1)
Less: Intersegment SG&A expenses	0.6	1.1
Net Intersegment Activity	—	—

Corporate	(25.3)	(22.7)
Consolidated Total	16.4	14.7
Other Expense, Net	(1.6)	(0.9)

Earnings Before Taxes	$14.8	$13.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

13.  New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating the impact of the new guidance on our goodwill impairment testing process and consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for taxwithholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We adopted this guidance effective January 2, 2017, and the adoption did not have a material effect on our financial statements.
In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. Generally Accepted Accounting Principles (“GAAP”), the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. As our branch operations are primarily conducted in leased facilities, this ASU will likely have a material impact on our balance sheet, may have a material impact to our statement of earnings and will require us to disclose additional information about our leasing activities. We established a cross-functional implementation team to further assess the impact of the standard.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

14.  Subsequent Event
Effective May 10, 2017, Carl T. Camden retired as President and Chief Executive Officer and George S. Corona was appointed President and Chief Executive Officer of the Company. In connection with his retirement, Mr. Camden is entitled to receive a pro-rata portion of the three outstanding performance awards granted in 2015, 2016, and 2017 and resulted in a forfeiture of approximately 141,000 shares, based on target, or approximately $1.0 million. The prorated amounts will be payable following the end of each applicable performance period at such time as the Compensation Committee of the Company’s Board of Directors determines that applicable management performance objectives have been attained. Mr. Camden’s retirement will also result in the forfeiture of his unvested restricted share awards of 130,500 shares or approximately $0.4 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
The Workforce Solutions Industry
The staffing industry has changed dramatically over the last decade - transformed by globalization, competitive consolidation and secular shifts in labor supply and demand.  Global employment trends are reshaping and redefining traditional employment models, sourcing strategies and human resource capability requirements. In response, the industry has accelerated its evolution from commercial into specialized staffing, and has expanded into outsourced solutions.
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
Strategic clients are increasingly looking for global, flexible and holistic talent solutions that encompass all worker categories, driving adoption of our TSCM approach covering temporary staffing, Contingent Workforce Outsourcing (“CWO”), Recruitment Process Outsourcing (“RPO”), Business Process Outsourcing (“BPO”), independent contractor management, strategic workforce planning and more. Across all regions, the structural shifts toward higher-skilled, project-based specialized talent continue to represent long-term opportunities for the industry.
Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. In July 2016, we expanded our joint venture with Temp Holdings to form TS Kelly Asia Pacific and moved our APAC staffing operations into the JV. In early 2017, we restructured components of our previous Americas Commercial, Americas PT and OCG segments under a single delivery organization, triggering a change in our operating structure. We now provide staffing through our branch networks in our Americas and International operations, with commercial and specialized professional/technical staffing businesses in each region. We also provide a suite of innovative talent fulfillment and outcome-based solutions through our Global Talent Solutions (“GTS”) segment, which delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, GTS helps customers plan for, manage and execute their acquisition of contingent labor, full-time labor and free agents, and gain access to service providers and quality talent at competitive rates with minimized risk.
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but was 55 days on a global basis as of the 2017 first quarter end, 53 days as of the 2016 year end and 55 days as of the 2016 first quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
Our Strategy and Outlook
Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry. To achieve this, we are focused on the following key areas:

•	Maintain our core strengths in branch-delivered staffing in key markets;

•	Enhance our position as a market-leading provider of talent supply chain management in our GTS segment; and

•	Lower our costs through deployment of efficient service delivery models.
Our 2017 first quarter results affirm that we are focused on accelerating our progress. We took actions to optimize the service delivery teams in our GTS segment, including recording a $2.4 million restructuring charge.

•
Earnings from operations for the first quarter of 2017 totaled $16.4 million, compared to $14.7 million in the first quarter of 2016. Excluding the impact of the first quarter restructuring charges, earnings from operations were $18.8 million. The conversion rate for the first quarter, excluding restructuring, was 8.1%, compared to 6.3% in the same period last year.

•	In the Americas Staffing segment, revenue grew 3.4% year over year, and earnings from operations was $21.2 million, an improvement of 24% year over year.

•
Although revenue was down slightly, the GTS segment delivered 6% gross profit growth and 12% earnings from operations growth year over year, while absorbing restructuring charges intended to deliver full-year cost savings in 2017.

•
In the International Staffing segment, year-over-year revenue declined as a result of the deconsolidation of APAC staffing during the third quarter of 2016. Excluding the APAC staffing results, revenue for the first quarter was up as the segment delivered strong growth across Europe.

Kelly remains focused on executing a well-formed strategy with increased speed and precision, making the necessary investments and adjustments to advance that strategy. We have set our sights on becoming an even more competitive, consultative and profitable company, and we are reshaping our business to make that vision a reality. We will measure our progress against both revenue and gross profit growth, and we expect to improve our conversion rate. The goals we have established are based on the current economic and business environment, and may change as conditions warrant. We expect:

•	To grow professional and technical specialty and outsourced solutions, creating a more balanced portfolio that yields benefits from an improved mix;

•	Locally delivered staffing to remain a core component of our strategy;

•	Kelly Educational Staffing to continue to be a market leader in the U.S.;

•	To exercise strict control, delivering structural improvements that ensure a return from our investments in delivery infrastructure and, as a result;

•	Our conversion rate to continue to improve.
Looking ahead, we are keeping a watchful eye on the global market while anticipating an increasing demand for skilled workers. We know that companies are relying more heavily on the use of flexible staffing models; there is growing acceptance of free agents and contractual employment by companies and talent alike; and companies are seeking more comprehensive workforce management solutions that lend themselves to Kelly’s talent supply chain management approach. This shift in demand for contingent labor and strategic solutions plays to our strengths and experience - particularly serving large companies whose needs span the globe and cross multiple labor categories.

Financial Measures
The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2017 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2016. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against that of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and SG&A within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with their normal business operations.
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
Days sales outstanding (“DSO”) represents the number of days that sales remain unpaid for the period being reported. DSO is calculated by dividing average net sales per day (net sales excluding secondary supplier expense for a rolling three-month period) into trade accounts receivable, net at the period end.
Staffing Fee-Based Income
Staffing fee-based income, which is included in revenue from services in the following table, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations
Total Company - First Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$1,289.7	$1,349.1	(4.4)%		(4.2)%
Gross profit	231.6	232.7	(0.5)		(0.3)
SG&A expenses excluding restructuring charges	212.8	218.0	(2.4)		(2.2)
Restructuring charges	2.4	—	NM		NM
Total SG&A expenses	215.2	218.0	(1.3)		(1.1)
Earnings from operations	16.4	14.7	11.2
Earnings from operations excluding restructuring charges	18.8	14.7	27.2

Staffing fee-based income (included in revenue from services)	13.5	16.5	(18.7)		(18.9)
Gross profit rate	18.0%	17.3%	0.7	pts.
Conversion rate	7.1	6.3	0.8
Conversion rate excluding restructuring charges	8.1	6.3	1.8
Return on sales	1.3	1.1	0.2
Return on sales excluding restructuring charges	1.5	1.1	0.4

During the third quarter of 2016, we transferred our APAC staffing and certain APAC GTS businesses in exchange for a 49% interest in the TS Kelly Asia Pacific joint venture, negatively impacting year-over-year revenue comparisons in the first quarter of 2017. Total Company revenue from services for the first quarter of 2017 was down 4.4% in comparison to the prior year. The decrease was due to the effect of the transfer of the APAC staffing operations, as well as the changes noted in the following Americas and International Staffing discussions.
The gross profit rate increased by 70 basis points, reflecting an improving rate in all three segments. As described in the following discussions, our gross profit rate benefited from lower workers’ compensation expenses in Americas Staffing and one-time employment tax savings in International Staffing. Additionally, we experienced gross profit rate improvement in the GTS segment.
Total SG&A expenses decreased 1.3% on a reported basis, reflecting the transfer of the APAC staffing businesses. Included in total SG&A expenses are restructuring charges of $2.4 million, relating primarily to an initiative to optimize our GTS service delivery models. The decrease in SG&A expenses was partially offset by the timing of performance-based incentive compensation included in corporate expenses. Increases in SG&A expenses in the operating segments were in line with gross profit growth.
Diluted earnings per share for the first quarter of 2017 were $0.31, as compared to $0.29 for the first quarter of 2016.

Americas Staffing - First Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$573.1	$554.1	3.4%		3.4%
Gross profit	105.3	100.7	4.6		4.4
SG&A expenses excluding restructuring charges	83.7	83.6	0.1		0.1
Restructuring charges	0.4	—	NM		NM
Total SG&A expenses	84.1	83.6	0.5		0.5
Earnings from operations	21.2	17.1	24.3
Earnings from operations excluding restructuring charges	21.6	17.1	26.4

Gross profit rate	18.4%	18.2%	0.2	pts.
Conversion rate	20.1	16.9	3.2
Conversion rate excluding restructuring charges	20.5	16.9	3.6
Return on sales	3.7	3.1	0.6
Return on sales excluding restructuring charges	3.8	3.1	0.7

The change in Americas Staffing revenue from services reflects a 6% increase in average bill rates, partially offset by a 2% decrease in hours volume. The increase in average bill rates was the result of wage increases and stronger revenue growth in our services lines with the highest pay rates. Americas Staffing represented 44% of total Company revenue in the first quarter of 2017 and 41% in the first quarter of 2016.
The increase in revenue was primarily due to an increase in our educational staffing business, light industrial, engineering and IT products. These increases were partially offset by decreases in our office services volume and science products.
The increase in the Americas Staffing gross profit rate was primarily due to lower workers’ compensation and other employee-related costs as compared to last year, partially offset by unfavorable business mix. We regularly update our estimates of open workers’ compensation claims. As a result, we decreased our estimated costs of prior year workers’ compensation in Americas Staffing by $1.2 million for the first quarter of 2017. This compares to an adjustment reducing prior year workers’ compensation claims in Americas Staffing by $0.1 million for the first quarter of 2016.
Total SG&A expenses were flat year over year, reflecting a continued focus on expense management.

GTS - First Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$487.3	$490.9	(0.7)%		(0.8)%
Gross profit	90.5	85.3	6.1		6.2
SG&A expenses excluding restructuring charges	73.2	71.6	2.2		2.4
Restructuring charges	2.0	—	NM		NM
Total SG&A expenses	75.2	71.6	5.0		5.2
Earnings from operations	15.3	13.7	11.6
Earnings from operations excluding restructuring charges	17.3	13.7	26.2

Gross profit rate	18.6%	17.4%	1.2	pts.
Conversion rate	16.9	16.0	0.9
Conversion rate excluding restructuring charges	19.1	16.0	3.1
Return on sales	3.1	2.8	0.3
Return on sales excluding restructuring charges	3.5	2.8	0.7

GTS revenue represented 38% of total Company revenue in the first quarter of 2017 and 36% in the first quarter of 2016. Revenue from services was nearly flat compared to last year. Revenue increases in BPO, KellyConnect and CWO practices were offset by declines in our centrally delivered staffing and payroll business.
The increase in the GTS gross profit rate was due to favorable pricing and customer mix, coupled with a decrease in our workers’ compensation and other employee-related costs.
Total SG&A expenses increased 5.0% from the prior year. Included in total SG&A are restructuring charges of $2.0 million, representing severance relating to an initiative to optimize our service delivery models in this segment to deliver expected cost savings. The remaining cost increase is due to increased salary and headcount to support the segment’s growth.

International Staffing - First Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$233.6	$309.0	(24.4)%		(23.2)%
Gross profit	36.4	47.8	(23.9)		(22.6)
Total SG&A expenses	31.2	41.2	(24.2)		(23.3)
Earnings from operations	5.2	6.6	(21.7)

Gross profit rate	15.6%	15.5%	0.1	pts.
Conversion rate	14.4	14.0	0.4
Return on sales	2.2	2.2	—

International Staffing includes the Company’s APAC region staffing businesses prior to the transaction to form the TS Kelly Asia Pacific joint venture in the third quarter of 2016, resulting in a 32% decrease in International Staffing revenue from services. This decrease, partially offset by a 12% increase in hours volume and combined with a 4% decrease in average bill rates (a 2% decrease on a CC basis) from our European operations, accounted for the 24% change in revenue from services. The increase in hours volume was due to Portugal, Russia and France, and the decrease in average bill rates was due to country mix. International Staffing represented 18% of total Company revenue in the first quarter of 2017 and 23% in the first quarter of 2016.
The International Staffing gross profit rate increased primarily due to a one-time benefit related to French payroll tax adjustments, partially offset by the impact of the transfer of our APAC staffing business.
The transfer of the APAC staffing businesses accounted for a 28% decrease in SG&A expenses. This decrease was partially offset by a 4% increase due to targeted investments in recruiters in our European branch network, partially offset by effective cost control in headquarters expenses across the region.

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
Cash and Equivalents
Cash and equivalents totaled $46.0 million at the end of the first quarter of 2017 and $29.6 million at year-end 2016. As further described below, we generated $24.3 million of cash from operating activities, used $2.9 million of cash for investing activities and used $3.0 million of cash for financing activities.
Operating Activities
In the first three months of 2017, we generated $24.3 million of net cash from operating activities, as compared to generating $20.2 million in the first three months of 2016. This change was primarily driven by a decrease in payments through accrued payroll and related taxes.
Trade accounts receivable totaled $1.2 billion at the end of the first quarter of 2017. Global DSO were 55 days at the end of the first quarter of 2017 and 2016.
Our working capital position (total current assets less total current liabilities) was $444.2 million at the end of the first quarter of 2017, an increase of $0.7 million from year-end 2016. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the first quarter of 2017 and 1.6 at year-end 2016.
Investing Activities
In the first three months of 2017, we used $2.9 million of cash for investing activities, as compared to using $1.8 million in the first three months of 2016. Capital expenditures in both years relate primarily to the Company’s technology programs.
Financing Activities
In the first three months of 2017, we used $3.0 million of cash for financing activities, as compared to using $18.3 million in the first three months of 2016. The change in cash used in financing activities was related to short-term borrowing activities. Debt totaled zero at the end of the first quarter of 2017 and at year-end 2016. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the first quarter of 2017 and at year-end 2016.
There was no change in short-term borrowings in the first three months of 2017. The net change in short-term borrowings in the first three months of 2016 was primarily due to payments on our U.S. securitization facility.
We made dividend payments of $2.9 million in the first three months of 2017 and $1.9 million in the first three months of 2016.

New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
Contractual Obligations and Commercial Commitments
There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 17, 2017. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2017 first quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the end of the first quarter of 2017, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $149.6 million of available capacity on our $200.0 million securitization facility. The securitization facility carried no short-term borrowings and $50.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the end of the first quarter of 2017, we met the debt covenants related to our revolving credit facility and securitization facility.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2017 first quarter earnings.
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
Effective May 10, 2017, Carl T. Camden retired as President and Chief Executive Officer and George S. Corona was appointed President and Chief Executive Officer of the Company.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company is a party to a pending nationwide class action lawsuit entitled Hillson et.al. v Kelly Services. The suit alleges that current and former temporary employees of Kelly Services are entitled to monetary damages for violation of the Fair Credit Reporting Act requirement that the notice and disclosure form provided to employees for purposes of conducting a background screening be a standalone document. On April 20, 2016 the parties entered into a formal settlement agreement. A court hearing is scheduled for August 2, 2017 to consider final approval for settlement. In light of amounts previously expensed and anticipated recoveries from third parties, Kelly recorded an accrual in the fourth quarter of 2015 of $4.1 million to reflect the expected cost of the tentative settlement.
The Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations or enforcing the restrictive covenants in the Company’s employment agreements. The Company has experienced an increase in its litigation volume, including cases where claimants seek class action certification. While there is no expectation that any of these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company.
Item 1A.  Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 1, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2017, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
January 2, 2017 through February 5, 2017	924	$23.30	—	$—

February 6, 2017 through March 5, 2017	20,328	21.85	—	$—

March 6, 2017 through April 2, 2017	893	21.86	—	$—

Total	22,145	$21.91	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 22,145 shares were reacquired in transactions during the quarter.
Item 3.  Defaults Upon Senior Securities.
Not applicable.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 33 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 11, 2017

/s/ Olivier G. Thirot
Olivier G. Thirot

Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2017

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
10.3*	Kelly Services, Inc. Senior Executive Severance Plan

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.