Form 10-Q
period 2017-07-02
KELLY SERVICES INC
filed 2017-08-09
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
OR
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
Yes [  ] No [X]
At July 31, 2017, 34,871,144 shares of Class A and 3,437,643 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue from services	$1,333.6	$1,375.5	$2,623.3	$2,724.6

Cost of services	1,104.8	1,145.0	2,162.9	2,261.4

Gross profit	228.8	230.5	460.4	463.2

Selling, general and administrative expenses	208.5	220.6	423.7	438.6

Earnings from operations	20.3	9.9	36.7	24.6

Other expense, net	0.5	—	2.1	0.9

Earnings before taxes and equity in net earnings (loss) of affiliate	19.8	9.9	34.6	23.7

Income tax expense	1.5	0.8	4.2	3.5

Net earnings before equity in net earnings (loss) of affiliate	18.3	9.1	30.4	20.2

Equity in net earnings (loss) of affiliate	0.4	(0.2)	0.5	(0.1)

Net earnings	$18.7	$8.9	$30.9	$20.1

Basic earnings per share	$0.48	$0.23	$0.79	$0.52
Diluted earnings per share	$0.47	$0.23	$0.78	$0.51

Dividends per share	$0.075	$0.075	$0.150	$0.125

Average shares outstanding (millions):
Basic	38.3	38.0	38.3	38.0
Diluted	38.8	38.3	38.7	38.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net earnings	$18.7	$8.9	$30.9	$20.1

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.0, tax benefit of $0.1, tax expense of $0.1 and $0.1, respectively	6.9	(0.6)	12.6	11.3
Less: Reclassification adjustments included in net earnings	—	—	—	(0.3)
Foreign currency translation adjustments	6.9	(0.6)	12.6	11.0

Unrealized gains on investment, net of tax expense of $0.4, $7.7, $9.0 and $3.7, respectively	0.9	15.6	19.8	7.5

Other comprehensive income	7.8	15.0	32.4	18.5

Comprehensive income	$26.5	$23.9	$63.3	$38.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	July 2, 2017	January 1, 2017
CURRENT ASSETS:
Cash and equivalents	$60.8	$29.6
Trade accounts receivable, less allowances of $12.7 and $12.5, respectively	1,188.1	1,138.3
Prepaid expenses and other current assets	61.8	46.7
Total current assets	1,310.7	1,214.6

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	280.3	270.0
Accumulated depreciation	(198.8)	(189.2)
Net property and equipment	81.5	80.8
Deferred taxes	185.8	180.1
Goodwill	88.4	88.4
Investment in equity affiliate	115.2	114.8
Other assets	402.5	349.4
Total noncurrent assets	873.4	813.5

TOTAL ASSETS	$2,184.1	$2,028.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 2, 2017	January 1, 2017
CURRENT LIABILITIES:
Short-term borrowings	$0.7	$—
Accounts payable and accrued liabilities	476.1	455.1
Accrued payroll and related taxes	286.4	241.5
Accrued insurance	22.8	23.4
Income and other taxes	57.0	51.1
Total current liabilities	843.0	771.1

NONCURRENT LIABILITIES:
Accrued insurance	44.2	45.5
Accrued retirement benefits	170.1	157.4
Other long-term liabilities	53.4	42.1
Total noncurrent liabilities	267.7	245.0

Commitments and contingencies (see contingencies footnote)

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2017 and 2016	36.6	36.6
Class B common stock, shares issued 3.5 at 2017 and 2016	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.8 shares at 2017 and 1.9 shares at 2016	(37.0)	(38.4)
Class B common stock	(0.6)	(0.6)
Paid-in capital	31.1	28.6
Earnings invested in the business	948.7	923.6
Accumulated other comprehensive income	91.1	58.7
Total stockholders’ equity	1,073.4	1,012.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,184.1	$2,028.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(37.5)	(43.1)	(38.4)	(43.7)
Issuance of restricted stock and other	0.5	1.6	1.4	2.2
Balance at end of period	(37.0)	(41.5)	(37.0)	(41.5)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	31.5	27.4	28.6	25.4
Issuance of restricted stock and other	(0.4)	0.7	2.5	2.7
Balance at end of period	31.1	28.1	31.1	28.1

Earnings Invested in the Business
Balance at beginning of period	932.9	822.8	923.6	813.5
Net earnings	18.7	8.9	30.9	20.1
Dividends	(2.9)	(2.9)	(5.8)	(4.8)
Balance at end of period	948.7	828.8	948.7	828.8

Accumulated Other Comprehensive Income
Balance at beginning of period	83.3	64.2	58.7	60.7
Other comprehensive income, net of tax	7.8	15.0	32.4	18.5
Balance at end of period	91.1	79.2	91.1	79.2

Stockholders’ Equity at end of period	$1,073.4	$934.1	$1,073.4	$934.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities:
Net earnings	$30.9	$20.1
Noncash adjustments:
Depreciation and amortization	10.6	10.9
Provision for bad debts	2.9	3.5
Stock-based compensation	3.6	4.5
Other, net	(0.5)	(0.7)
Changes in operating assets and liabilities	(3.5)	2.9

Net cash from operating activities	44.0	41.2

Cash flows from investing activities:
Capital expenditures	(7.3)	(4.3)
Other investing activities	(0.1)	(0.4)

Net cash used in investing activities	(7.4)	(4.7)

Cash flows from financing activities:
Net change in short-term borrowings	0.7	(29.1)
Dividend payments	(5.8)	(4.8)
Other financing activities	(0.1)	0.2

Net cash used in financing activities	(5.2)	(33.7)

Effect of exchange rates on cash and equivalents	(0.2)	6.4

Net change in cash and equivalents	31.2	9.2
Less: cash balance included in current assets held for sale	—	(18.1)
Cash and equivalents at beginning of period	29.6	42.2

Cash and equivalents at end of period	$60.8	$33.3
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017 (the 2016 consolidated financial statements). The Company’s second fiscal quarter ended on July 2, 2017 (2017) and July 3, 2016 (2016), each of which contained 13 weeks. The corresponding June year to date periods for 2017 and 2016 each contained 26 weeks.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.  Investment in TS Kelly Asia Pacific
The Company has a 49% ownership interest in TS Kelly Asia Pacific. The operating results of the Company’s interest in TS Kelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are reported in the equity in net earnings (loss) of affiliate in the consolidated statement of earnings. These operating results include the operating results of the Company’s interest in TS Kelly Workforce Solutions, a previous joint venture in which the Company held a 49% interest, which was transferred to TS Kelly Asia Pacific during the first quarter of 2017. As of the second quarter-end 2016, the Company presented the assets and liabilities of its Asia Pacific staffing operations as held for sale on the consolidated balance sheet which were subsequently included in the formation of TS Kelly Asia Pacific.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $115.2 million as of second quarter-end 2017 and $114.8 million as of year-end 2016. The net amount due to TS Kelly Asia Pacific, a related party, was $1.6 million as of the second quarter-end 2017 and $1.1 million as of year-end 2016. The amount included in trade accounts payable for staffing services provided by TS Kelly Asia Pacific as a supplier to CWO programs was $3.6 million as of second quarter-end 2017 and $3.1 million as of year-end 2016.
3.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of second quarter-end 2017 and year-end 2016 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Second Quarter-End 2017
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$38.5	$38.5	$—	$—
Available-for-sale investment	170.7	170.7	—	—

Total assets at fair value	$209.2	$209.2	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2016
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.0	$4.0	$—	$—
Available-for-sale investment	141.2	141.2	—	—

Total assets at fair value	$145.2	$145.2	$—	$—
Money market funds as of second quarter-end 2017 represents investments in money market accounts, of which $34.5 million is included in cash and equivalents on the consolidated balance sheet and $4.0 million is restricted as to use and included in other assets on the consolidated balance sheet. Money market funds as of year-end 2016 represent investments in money market accounts, all of which are restricted as to use and included in other assets on the consolidated balance sheet. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Persol Holdings (formerly Temp Holdings), the Company’s joint venture partner in TS Kelly Asia Pacific, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $0.9 million for the second quarter of 2017 and $15.6 million for the second quarter of 2016 was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $19.8 million for June year to date 2017 and $7.5 million for June year to date 2016 was recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.4 million as of the second quarter-end 2017 and $17.7 million at year-end 2016.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4. Restructuring
In the first quarter of 2017, the Company took restructuring actions in Global Talent Solutions and Americas Staffing to optimize service delivery models and deliver cost savings in 2017.
Restructuring costs incurred in the first quarter of 2017 totaled $2.4 million. Global Talent Solutions incurred $2.0 million and Americas Staffing incurred $0.4 million. All costs, which are primarily severance costs, were recorded entirely in selling, general and administrative (“SG&A”) expenses in the consolidated statement of earnings.

A summary of the global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars).

Balance as of year-end 2016	$0.5
Additions charged to Global Talent Solutions	2.0
Additions charged to Americas Staffing	0.4
Reductions for cash payments related to all restructuring activities	(0.7)
Balance as of first quarter-end 2017	2.2
Reductions for cash payments related to all restructuring activities	(1.3)
Balance as of second quarter-end 2017	$0.9
The remaining balance of $0.9 million as of second quarter-end 2017 represents primarily severance costs, and the majority is expected to be paid during 2017. No material adjustments are expected to be recorded.

5. Goodwill
As discussed in the Segment Disclosures footnote, during the first quarter of 2017 the Company’s chief operating decision maker (“CODM”) changed the way he regularly reviews information for purposes of allocating resources and assessing performance, which resulted in a change in our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, as discussed in the Fair Value Measurements footnote, we completed an assessment of any potential goodwill impairment for all reporting units with goodwill and determined that no impairment existed. The changes in the carrying amount of goodwill for the second quarter-end 2017 are included in the table below.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	As of Year-End 2016				As of Second Quarter-End 2017
	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net	Allocation of Goodwill	Goodwill
	(In millions of dollars)

Americas Commercial	$40.0	$(16.4)	$23.6	$(23.6)	$—
Americas PT	37.9	—	37.9	(37.9)	—
EMEA Commercial	50.4	(50.4)	—	—	—
EMEA PT	22.0	(22.0)	—	—	—
APAC Commercial	12.1	(12.1)	—	—	—
APAC PT	—	—	—	—	—
OCG	26.9	—	26.9	(26.9)	—

Americas Staffing	—	—	—	25.9	25.9
Global Talent Solutions	—	—	—	62.5	62.5
International Staffing	—	—	—	—	—

	$189.3	$(100.9)	$88.4	$—	$88.4

6.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the second quarter and June year to date 2017 and 2016 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income, as shown in the tables below, were recorded in the other expense, net line item in the consolidated statement of earnings.

	Second Quarter 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(17.6)	$102.7	$(1.8)	$83.3
Other comprehensive income before reclassifications	6.9	0.9	—	7.8
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	6.9	0.9	—	7.8

Ending balance	$(10.7)	$103.6	$(1.8)	$91.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	June Year to Date 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(23.3)	$83.8	$(1.8)	$58.7
Other comprehensive income before reclassifications	12.6	19.8	—	32.4
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	12.6	19.8	—	32.4

Ending balance	$(10.7)	$103.6	$(1.8)	$91.1

	Second Quarter 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(11.0)	$76.8	$(1.6)	$64.2
Other comprehensive income (loss) before reclassifications	(0.6)	15.6	—	15.0
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	(0.6)	15.6	—	15.0

Ending balance	$(11.6)	$92.4	$(1.6)	$79.2

	June Year to Date 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(22.6)	$84.9	$(1.6)	$60.7
Other comprehensive income before reclassifications	11.3	7.5	—	18.8
Amounts reclassified from accumulated other comprehensive income	(0.3)	—	—	(0.3)
Net current-period other comprehensive income	11.0	7.5	—	18.5

Ending balance	$(11.6)	$92.4	$(1.6)	$79.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

7.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the second quarter and June year to date 2017 and 2016 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2017	2016	2017	2016
Net earnings	$18.7	$8.9	$30.9	$20.1
Less: earnings allocated to participating securities	(0.3)	(0.2)	(0.6)	(0.5)
Net earnings available to common shareholders	$18.4	$8.7	$30.3	$19.6

Average shares outstanding (millions):
Basic	38.3	38.0	38.3	38.0
Dilutive share awards	0.5	0.3	0.4	0.2
Diluted	38.8	38.3	38.7	38.2

Basic earnings per share	$0.48	$0.23	$0.79	$0.52
Diluted earnings per share	$0.47	$0.23	$0.78	$0.51
Potentially dilutive shares outstanding are primarily related to performance shares for the second quarter and June year to date 2017 and 2016. Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the second quarter and June year to date 2016 were not significant, and all remaining stock options expired in the second quarter 2016.

8.  Stock-Based Compensation
During the second quarter of 2017, our former President and Chief Executive Officer retired, which resulted in forfeitures of performance shares and restricted stock awards. For the second quarter 2017 and 2016, respectively, the Company recognized a stock compensation benefit of $0.2 million and expense of $2.3 million, and related tax expense of $0.1 million and tax benefit of $0.9 million. For June year to date 2017 and 2016, respectively, the Company recognized stock compensation expense of $4.2 million and $5.2 million, and related tax benefits of $1.8 million and $2.0 million.
Performance Shares
During 2017, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have a three-year performance period and will cliff vest after the approval by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.
Financial measure performance goals may be earned upon the achievement of two financial goals and have a weighted average grant date fair value of $21.07. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2017, 2018 and 2019 goals. Accordingly, the Company remeasures the fair value of the 2017 financial measure performance shares each reporting period until the 2019 goals are set, after which the fair value will be fixed for the remaining performance period. As of second quarter-end 2017, for the performance shares granted in 2017 and 2016, the current fair value for the financial measure performance shares was $21.58 and $21.57, respectively.
Total shareholder return (“TSR”) performance shares may be earned based on the Company’s TSR relative to the S&P SmallCap 600 Index. The TSR performance shares have an estimated fair value of $20.16, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

A summary of the status of all nonvested performance shares at target as of second quarter-end 2017 and year-to-date changes, which includes the impact of forfeitures related to the retirement of the Company’s former President and Chief Executive Officer, is presented as follows (in thousands of shares except per share data):

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2016	499	$19.17	208	$17.49
Granted	286	21.32	101	20.16
Vested	—	—	—	—
Forfeited	(182)	20.32	(65)	18.99
Nonvested at second quarter-end 2017	603	$19.70	244	$18.20
Restricted Stock
A summary of the status of nonvested restricted stock as of second quarter-end 2017 and year-to-date changes, which includes the impact of forfeitures related to the retirement of the Company’s former President and Chief Executive Officer, is presented as follows (in thousands of shares except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2016	653	$16.58
Granted	189	21.90
Vested	(74)	17.25
Forfeited	(163)	16.91
Nonvested at second quarter-end 2017	605	$18.07
9.  Other Expense, Net
Included in other expense, net for the second quarter and June year to date 2017 and 2016 are the following:

	Second Quarter		June Year to Date
	2017	2016	2017	2016
	(In millions of dollars)
Interest income	$0.2	$—	$0.3	$0.1
Interest expense	(0.6)	(0.9)	(1.1)	(1.8)
Dividend income	0.7	0.6	0.7	0.6
Foreign exchange loss	(0.8)	0.3	(2.0)	0.2

Other expense, net	$(0.5)	$—	$(2.1)	$(0.9)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

10. Income Taxes
Income tax expense was $1.5 million and $0.8 million (with effective tax rates of 7.6% and 8.1%) for the second quarter of 2017 and 2016, respectively, and $4.2 million and $3.5 million (with effective tax rates of 12.2% and 14.8%) for June year to date 2017 and 2016, respectively.  Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets.  Income tax expense in the second quarter of 2017 benefited from the release of a valuation allowance in Norway and from increases in the cash surrender value of life insurance policies. There could be an income tax benefit from a valuation allowance release of approximately $5 million in the near term if future taxable income is sufficient to make it more likely than not that deferred tax assets will be realizable in certain jurisdictions.

11.  Contingencies
The Company is a party to a pending nationwide class action lawsuit entitled Hillson et.al. v Kelly Services. The suit alleges that current and former temporary employees of Kelly Services are entitled to monetary damages for violation of the Fair Credit Reporting Act requirement that the notice and disclosure form provided to employees for purposes of conducting a background screening be a standalone document. On April 20, 2016, the parties entered into a formal settlement agreement. A court hearing was held on August 2, 2017 to consider final approval for settlement. We await the Court’s ruling. In light of amounts previously expensed and anticipated recoveries from third parties, Kelly recorded an accrual in the fourth quarter of 2015 of $4.1 million (in accounts payable and accrued liabilities on the consolidated balance sheet) to reflect the expected cost of the tentative settlement.
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
Corporate expenses that directly support the operating units have been allocated to Americas Staffing, GTS and International Staffing based on work effort, volume or, in the absence of a readily available measurement process, proportionately based on gross profit realized. In connection with the realignment of the segment structure, we reassessed the allocation of corporate expenses to the operating segments and updated the allocation method for corporate expenses which do not have a readily available measurement from revenue to gross profit. Prior periods have been recast to reflect the current period allocation method. The update had no impact on the consolidated financial information.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes and equity in net earnings (loss) of affiliate, for the second quarter and June year to date 2017 and 2016. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	Second Quarter		June Year to Date
	2017	2016	2017	2016
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$575.6	$542.4	$1,148.7	$1,096.5
Global Talent Solutions	505.5	500.6	992.8	991.5
International Staffing	256.8	337.3	490.4	646.3

Less: Intersegment revenue	(4.3)	(4.8)	(8.6)	(9.7)

Consolidated Total	$1,333.6	$1,375.5	$2,623.3	$2,724.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2017	2016	2017	2016
	(In millions of dollars)
Earnings from Operations:

Americas Staffing gross profit	$103.8	$97.2	$209.1	$197.9
Americas Staffing SG&A expenses	(83.4)	(81.6)	(167.5)	(165.2)
Americas Staffing Earnings from Operations	20.4	15.6	41.6	32.7

Global Talent Solutions gross profit	88.7	85.7	179.2	171.0
Global Talent Solutions SG&A expenses	(73.4)	(71.8)	(148.6)	(143.4)
Global Talent Solutions Earnings from Operations	15.3	13.9	30.6	27.6

International Staffing gross profit	36.8	48.6	73.2	96.4
International Staffing SG&A expenses	(32.7)	(44.6)	(63.9)	(85.8)
International Staffing Earnings from Operations	4.1	4.0	9.3	10.6

Less: Intersegment gross profit	(0.5)	(1.0)	(1.1)	(2.1)
Less: Intersegment SG&A expenses	0.5	1.0	1.1	2.1
Net Intersegment Activity	—	—	—	—

Corporate	(19.5)	(23.6)	(44.8)	(46.3)
Consolidated Total	20.3	9.9	36.7	24.6
Other Expense, Net	(0.5)	—	(2.1)	(0.9)

Earnings before taxes and equity in net earnings (loss) of affiliate	$19.8	$9.9	$34.6	$23.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

13.  New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09 clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It does not change the accounting for modifications. The ASU is effective prospectively for reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating the impact of the new guidance on our goodwill impairment testing process and consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the impact of the new guidance and we do not expect it to have a material impact on our consolidated financial statements.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

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
In January 2016, the FASB issued ASU 2016-01 amending the current guidance for how entities measure certain equity investments, the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements relating to financial instruments. The new guidance requires entities to use fair value measurement for equity investments in unconsolidated entities, excluding equity method investments, and to recognize the changes in fair value in net income at the end of each reporting period. Under the new standard, for any financial liabilities in which the fair value option has been elected, the changes in fair value due to instrument-specific credit risk must be recognized separately in other comprehensive income. Presentation and disclosure requirements under the new guidance require public business entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost. In addition, financial assets and liabilities must now be presented separately in the notes to the financial statements and grouped by measurement category and form of financial asset. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is only permitted for the financial liability provision. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. We expect to implement the standard with the modified retrospective method and the cumulative reclassification adjustment between other comprehensive income and retained earnings on the consolidated balance sheet is expected to be material. This standard will impact how we recognize changes in the fair value of our available-for-sale investment and could have a material impact on our financial statements.
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
We have been closely monitoring FASB activity related to the new standard to conclude on specific interpretive issues. During 2016 and 2017, we have made significant progress toward completing our evaluation of the potential impact that adopting the new standard will have on our consolidated results of operations, consolidated financial position and cash flows. We expect to implement the standard with the modified retrospective approach beginning January 1, 2018, which recognizes the cumulative effect of application recognized on that date.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Revenue on the majority of our contracts with customers will continue to be recognized over time as services are rendered. The impact of adopting ASU 2014-09 primarily relates to deferring contract costs and estimating positive variable (or contingent) consideration, subject to constraint. Additionally, we anticipate expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts with customers.
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
Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. In July 2016, we expanded our joint venture with Persol Holdings (formerly Temp Holdings) to form TS Kelly Asia Pacific and moved our APAC staffing operations into the JV. In early 2017, we restructured components of our previous Americas Commercial, Americas PT and OCG segments under a single delivery organization, triggering a change in our operating structure. We now provide staffing through our branch networks in our Americas and International operations, with commercial and specialized professional/technical staffing businesses in each region. We also provide a suite of innovative talent fulfillment and outcome-based solutions through our Global Talent Solutions (“GTS”) segment, which delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, GTS helps customers plan for, manage and execute their acquisition of contingent labor, full-time labor and free agents, and gain access to service providers and quality talent at competitive rates with minimized risk.
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but was 55 days on a global basis as of the 2017 second quarter end, 53 days as of the 2016 year end and 2016 second quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
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
Our 2017 second quarter results affirm that we are focused on accelerating our progress. In the first quarter, we took actions to optimize the service delivery teams in our GTS segment, including recording a $2.4 million restructuring charge.

•
Earnings from operations for the second quarter of 2017 totaled $20.3 million, compared to $9.9 million in the second quarter of 2016. Excluding the impact of the second quarter 2016 restructuring charges, earnings from operations were $13.3 million. The conversion rate for the second quarter, excluding restructuring, was 8.9%, compared to 5.8% in the same period last year.

•	In the Americas Staffing segment, revenue grew 6% year over year, and earnings from operations was $20.4 million, an improvement of 30% (17% excluding restructuring) year over year.

•	The GTS segment delivered 4% gross profit growth and 10% earnings from operations growth (7% excluding restructuring) year over year.

•
In the International Staffing segment, year-over-year revenue declined 24% primarily as a result of the deconsolidation of APAC staffing during the third quarter of 2016. Excluding the APAC staffing results, revenue for the second quarter was up 7% as the segment delivered strong growth across Europe.

Kelly remains focused on executing a well-formed strategy with increased speed and precision, making the necessary investments and adjustments to advance that strategy. We have set our sights on becoming an even more competitive, consultative and profitable company, and we are reshaping our business to make that vision a reality. We will measure our progress against both revenue and gross profit growth, and we expect to improve our conversion rate. The goals we have established are based on the current economic and business environment, and may change as conditions warrant. We expect:

•	To grow professional and technical specialty and outsourced solutions, creating a more balanced portfolio that yields benefits from an improved mix;

•	Locally delivered staffing to remain a core component of our strategy;

•	Kelly Educational Staffing to continue to be a market leader in the U.S.;

•	To exercise strict expense control, delivering structural improvements that ensure a return from our investments in delivery infrastructure and, as a result;

•	Our conversion rate to continue to improve.
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

Results of Operations
Total Company - Second Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$1,333.6	$1,375.5	(3.1)%		(2.7)%
Gross profit	228.8	230.5	(0.7)		(0.4)
SG&A expenses excluding restructuring charges	208.5	217.2	(4.0)		(3.6)
Restructuring charges	—	3.4	(100.0)		(100.0)
Total SG&A expenses	208.5	220.6	(5.5)		(5.1)
Earnings from operations	20.3	9.9	104.7
Earnings from operations excluding restructuring charges	20.3	13.3	52.0

Staffing fee-based income (included in revenue from services)	13.7	16.6	(16.9)		(17.1)
Gross profit rate	17.2%	16.8%	0.4	pts.
Conversion rate	8.9	4.3	4.6
Conversion rate excluding restructuring charges	8.9	5.8	3.1
Return on sales	1.5	0.7	0.8
Return on sales excluding restructuring charges	1.5	1.0	0.5

During the third quarter of 2016, we transferred our APAC staffing business in exchange for a 49% interest in the TS Kelly Asia Pacific joint venture, negatively impacting year-over-year revenue comparisons in the second quarter of 2017. Total Company revenue from services for the second quarter of 2017 was down 3.1% in comparison to the prior year. The decrease was due to the effect of the transfer of the APAC staffing operations, as well as the changes noted in the following Americas and GTS segment discussions.
The gross profit rate increased by 40 basis points, reflecting an improving rate in the Americas Staffing and GTS segments and the impact of transferring the APAC staffing business on the prior year rate.
Total SG&A expenses decreased 5.5% on a reported basis, reflecting the transfer of the APAC staffing business. Included in total SG&A expenses for the second quarter of 2017 are one-time corporate expense savings of $2.5 million in executive compensation expense. Included in total SG&A expenses for the second quarter of 2016 are restructuring charges of $3.4 million, relating primarily to actions taken in the Americas and International regions designed to increase operational efficiency and align our staffing operations with opportunities for growth within their markets. Increases in SG&A expenses in Americas and GTS reflect gross profit growth in those segments.
Diluted earnings per share for the second quarter of 2017 were $0.47, as compared to $0.23 for the second quarter of 2016.

Americas Staffing - Second Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$575.6	$542.4	6.1%		6.1%
Gross profit	103.8	97.2	6.8		6.8
SG&A expenses excluding restructuring charges	83.4	79.8	4.7		4.6
Restructuring charges	—	1.8	(100.0)		(100.0)
Total SG&A expenses	83.4	81.6	2.3		2.3
Earnings from operations	20.4	15.6	29.9
Earnings from operations excluding restructuring charges	20.4	17.4	16.5

Gross profit rate	18.0%	17.9%	0.1	pts.
Conversion rate	19.7	16.2	3.5
Conversion rate excluding restructuring charges	19.7	18.0	1.7
Return on sales	3.5	2.9	0.6
Return on sales excluding restructuring charges	3.5	3.2	0.3

The change in Americas Staffing revenue from services reflect the change in average bill rates. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 43% of total Company revenue in the second quarter of 2017 and 39% in the second quarter of 2016.
Revenue increased in our educational staffing business, light industrial, engineering and science products. These increases were partially offset by decreases in our office services volume.
The increase in the Americas Staffing gross profit rate was primarily due to lower employee-related costs as compared to last year, partially offset by unfavorable business mix.
Total SG&A expenses increased compared to the prior year, due to higher performance-based compensation and additional sales resources. Included in total SG&A for the second quarter of 2016 are restructuring charges of $1.8 million, representing severance costs related to headcount reductions as well as lease buyout costs due to branch consolidations.

GTS - Second Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$505.5	$500.6	1.0%		1.2%
Gross profit	88.7	85.7	3.5		3.9
SG&A expenses excluding restructuring charges	73.4	71.4	2.8		3.2
Restructuring charges	—	0.4	(100.0)		(100.0)
Total SG&A expenses	73.4	71.8	2.2		2.7
Earnings from operations	15.3	13.9	10.1
Earnings from operations excluding restructuring charges	15.3	14.3	7.1

Gross profit rate	17.5%	17.1%	0.4	pts.
Conversion rate	17.2	16.2	1.0
Conversion rate excluding restructuring charges	17.2	16.6	0.6
Return on sales	3.0	2.8	0.2
Return on sales excluding restructuring charges	3.0	2.8	0.2

GTS revenue represented 38% of total Company revenue in the second quarter of 2017 and 36% in the second quarter of 2016. Revenue from services was up 1% compared to last year. Revenue increases in BPO, KellyConnect and CWO practices were partially offset by declines in our centrally delivered staffing and payroll business.
The increase in the GTS gross profit rate was due to favorable practice and customer mix.
Total SG&A expenses increased 2.2% from the prior year. The increase is primarily due to new and existing program implementation costs as well as additional sales resources. These increases are partially offset by cost reductions from our services delivery optimization initiative we undertook in the first quarter of 2017.

International Staffing - Second Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$256.8	$337.3	(23.9)%		(22.8)%
Gross profit	36.8	48.6	(24.1)		(23.3)
SG&A expenses excluding restructuring charges	32.7	43.4	(24.9)		(23.9)
Restructuring charges	—	1.2	(100.0)		(100.0)
Total SG&A expenses	32.7	44.6	(26.8)		(25.8)
Earnings from operations	4.1	4.0	6.3
Earnings from operations excluding restructuring charges	4.1	5.2	(17.6)

Gross profit rate	14.3%	14.4%	(0.1)	pts.
Conversion rate	11.2	8.0	3.2
Conversion rate excluding restructuring charges	11.2	10.3	0.9
Return on sales	1.6	1.2	0.4
Return on sales excluding restructuring charges	1.6	1.5	0.1

International Staffing includes the Company’s APAC region staffing business prior to the transaction to form the TS Kelly Asia Pacific joint venture in the third quarter of 2016, resulting in a 31% decrease in International Staffing revenue from services. This decrease, combined with a 1% decrease in average bill rates (flat on a CC basis), and partially offset by an 8% increase in hours volume from our European operations, accounted for the change in revenue from services. The increase in hours volume was due to Portugal, Russia and France. International Staffing represented 19% of total Company revenue in the second quarter of 2017 and 25% in the second quarter of 2016.
The International Staffing gross profit rate decreased primarily due to a decline in the temporary gross profit rate from unfavorable customer mix.
Total SG&A expenses decreased 26.8% on a reported basis primarily due to the transfer of the APAC staffing business. Included in total SG&A expenses for the second quarter of 2016 are restructuring charges of $1.2 million. The restructuring, which related to Italy staffing operations, was designed to reposition our operating model to pursue growth in staffing fee-based income and specialized temporary staffing business.

Results of Operations
Total Company - June Year to Date
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$2,623.3	$2,724.6	(3.7)%		(3.4)%
Gross profit	460.4	463.2	(0.6)		(0.3)
SG&A expenses excluding restructuring charges	421.3	435.2	(3.2)		(2.9)
Restructuring charges	2.4	3.4	(31.6)		(31.2)
Total SG&A expenses	423.7	438.6	(3.4)		(3.1)
Earnings from operations	36.7	24.6	48.9
Earnings from operations excluding restructuring charges	39.1	28.0	39.0

Staffing fee-based income (included in revenue from services)	27.2	33.1	(17.8)		(18.0)
Gross profit rate	17.6%	17.0%	0.6	pts.
Conversion rate	8.0	5.3	2.7
Conversion rate excluding restructuring charges	8.5	6.1	2.4
Return on sales	1.4	0.9	0.5
Return on sales excluding restructuring charges	1.5	1.0	0.5

During the third quarter of 2016, we transferred our APAC staffing business in exchange for a 49% interest in the TS Kelly Asia Pacific joint venture, negatively impacting year-over-year revenue comparisons in the first six months of 2017. Total Company revenue from services for the first six months of 2017 was down 3.7% in comparison to the prior year. The decrease was due to the effect of the transfer of the APAC staffing operations, as well as the changes noted in the following Americas and GTS segment discussions.
The gross profit rate increased by 60 basis points, reflecting an improving rate in the Americas Staffing and GTS segments. As described in the following discussions, our gross profit rate benefited from lower employee-related and workers’ compensation expenses in Americas Staffing and gross profit rate improvement in GTS.
Total SG&A expenses decreased 3.4% on a reported basis, reflecting the transfer of the APAC staffing business. Included in total SG&A expenses for the first six months of 2017 are restructuring charges of $2.4 million, relating primarily to an initiative to optimize our GTS service delivery models. Included in total SG&A expenses for the first six months of 2016 are restructuring charges of $3.4 million, which relate to actions taken primarily in the Americas Staffing and International Staffing segments to increase operational efficiency and prepare the businesses for future growth. Year-over-year increases in SG&A expenses in Americas and GTS reflect gross profit growth in those segments.
Diluted earnings per share for the first six months of 2017 were $0.78 as compared to $0.51 for the first six months of 2016.

Americas Staffing - June Year to Date
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$1,148.7	$1,096.5	4.8%		4.7%
Gross profit	209.1	197.9	5.7		5.6
SG&A expenses excluding restructuring charges	167.1	163.4	2.3		2.3
Restructuring charges	0.4	1.8	(80.0)		(79.8)
Total SG&A expenses	167.5	165.2	1.4		1.4
Earnings from operations	41.6	32.7	27.0
Earnings from operations excluding restructuring charges	42.0	34.5	21.4

Gross profit rate	18.2%	18.1%	0.1	pts.
Conversion rate	19.9	16.6	3.3
Conversion rate excluding restructuring charges	20.1	17.5	2.6
Return on sales	3.6	3.0	0.6
Return on sales excluding restructuring charges	3.7	3.2	0.5

The change in Americas Staffing revenue from services reflects a 6% increase in average bill rates, partially offset by a 1% decrease in hours volume. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 44% of total Company revenue in the first six months of 2017 and 40% in the first six months of 2016.
The increase in revenue was primarily due to an increase in our educational staffing business, light industrial and engineering products. These increases were partially offset by decreases in our office services volume.
The increase in the Americas Staffing gross profit rate was primarily due to lower employee-related and workers’ compensation costs as compared to last year, partially offset by unfavorable business mix.
Total SG&A expenses increased 1.4% year over year, due mainly to higher performance-based compensation costs. Included in total SG&A expenses for the first six months of 2017 are restructuring charges of $0.4 million, relating primarily to severance costs related to headcount reductions. Included in total SG&A expenses for the first six months of 2016 are restructuring charges of $1.8 million, which represent severance costs related to headcount reductions as well as lease buyout costs due to branch consolidations.

GTS - June Year to Date
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$992.8	$991.5	0.1%		0.2%
Gross profit	179.2	171.0	4.8		5.0
SG&A expenses excluding restructuring charges	146.6	143.0	2.5		2.8
Restructuring charges	2.0	0.4	415.5		417.6
Total SG&A expenses	148.6	143.4	3.6		4.0
Earnings from operations	30.6	27.6	10.8
Earnings from operations excluding restructuring charges	32.6	28.0	16.4

Gross profit rate	18.0%	17.2%	0.8	pts.
Conversion rate	17.1	16.1	1.0
Conversion rate excluding restructuring charges	18.2	16.3	1.9
Return on sales	3.1	2.8	0.3
Return on sales excluding restructuring charges	3.3	2.8	0.5

GTS revenue represented 38% of total Company revenue in the first six months of 2017 and 36% in the first six months of 2016. Revenue from services was nearly flat compared to last year. Revenue increases in BPO, KellyConnect and CWO practices were offset by declines in our centrally delivered staffing and payroll business.
The increase in the GTS gross profit rate was due to favorable pricing and customer mix, coupled with a decrease in our workers’ compensation and other employee-related costs.
Total SG&A expenses increased 3.6% from the prior year. Included in total SG&A expenses for the first six months of 2017 are restructuring charges of $2.0 million, representing severance relating to an initiative to optimize our service delivery models in this segment which is expected to deliver cost savings. The remaining cost increase is due to sales and implementation costs to support the segment’s growth.

International Staffing - June Year to Date
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$490.4	$646.3	(24.1)%		(23.0)%
Gross profit	73.2	96.4	(24.0)		(23.0)
SG&A expenses excluding restructuring charges	63.9	84.6	(24.6)		(23.6)
Restructuring charges	—	1.2	(100.0)		(100.0)
Total SG&A expenses	63.9	85.8	(25.6)		(24.6)
Earnings from operations	9.3	10.6	(11.4)
Earnings from operations excluding restructuring charges	9.3	11.8	(19.9)

Gross profit rate	14.9%	14.9%	—	pts.
Conversion rate	12.8	11.0	1.8
Conversion rate excluding restructuring charges	12.8	12.1	0.7
Return on sales	1.9	1.6	0.3
Return on sales excluding restructuring charges	1.9	1.8	0.1

International Staffing includes the Company’s APAC region staffing business prior to the transaction to form the TS Kelly Asia Pacific joint venture in the third quarter of 2016, resulting in a 31% decrease in International Staffing revenue from services. This decrease, partially offset by a 10% increase in hours volume and combined with a 2% decrease in average bill rates (a 1% decrease on a CC basis) from our European operations, accounted for the change in revenue from services. The increase in hours volume was due to Portugal, Russia and France, and the decrease in average bill rates was due to country mix. International Staffing represented 19% of total Company revenue in the first six months of 2017 and 24% in the first six months of 2016.
Total SG&A expenses decreased 25.6% on a reported basis, due primarily to the transfer of the APAC staffing business. Included in total SG&A expenses for the first six months of 2016 are restructuring charges of $1.2 million. These charges reflect a repositioning of the operating model to pursue growth in staffing fee-based income and specialized temporary staffing business in Italy.

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
Cash and Equivalents
Cash and equivalents totaled $60.8 million at the end of the second quarter of 2017 and $29.6 million at year-end 2016. As further described below, we generated $44.0 million of cash from operating activities, used $7.4 million of cash for investing activities and used $5.2 million of cash for financing activities.
Operating Activities
In the first six months of 2017, we generated $44.0 million of net cash from operating activities, as compared to generating $41.2 million in the first six months of 2016. This change was primarily driven by a decrease in compensation-related payments, partially offset by the impact of higher DSO as discussed below.
Trade accounts receivable totaled $1.2 billion at the end of the second quarter of 2017. Global DSO were 55 days at the end of the second quarter of 2017 and 53 at the end of the second quarter of 2016. The increase of DSO by two days is due primarily to customer mix.
Our working capital position (total current assets less total current liabilities) was $467.7 million at the end of the second quarter of 2017, an increase of $24.2 million from year-end 2016. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the second quarter of 2017 and at year-end 2016.
Investing Activities
In the first six months of 2017, we used $7.4 million of cash for investing activities, as compared to using $4.7 million in the first six months of 2016. Capital expenditures in both years relate primarily to the Company’s technology programs.
Financing Activities
In the first six months of 2017, we used $5.2 million of cash for financing activities, as compared to using $33.7 million in the first six months of 2016. The change in cash used in financing activities was related to short-term borrowing activities. Debt totaled $0.7 million at the end of the second quarter of 2017 and was zero at year-end 2016. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.1% at the end of the second quarter of 2017 and 0.0% at year-end 2016.
The change in short-term borrowings in the first six months of 2017 was due to foreign borrowings on local facilities. The net change in short-term borrowings in the first six months of 2016 was primarily due to payments on our U.S. securitization facility partially offset by borrowings on our revolving credit facility.
We made dividend payments of $5.8 million in the first six months of 2017 and $4.8 million in the first six months of 2016.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2017 second quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the end of the second quarter of 2017, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $149.3 million of available capacity on our $200.0 million securitization facility. The securitization facility carried no short-term borrowings and $50.7 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the end of the second quarter of 2017, we met the debt covenants related to our revolving credit facility and securitization facility.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2017 second quarter earnings.
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
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company is a party to a pending nationwide class action lawsuit entitled Hillson et.al. v Kelly Services. The suit alleges that current and former temporary employees of Kelly Services are entitled to monetary damages for violation of the Fair Credit Reporting Act requirement that the notice and disclosure form provided to employees for purposes of conducting a background screening be a standalone document. On April 20, 2016 the parties entered into a formal settlement agreement. A court hearing was held on August 2, 2017 to consider final approval for settlement. We await the Court’s ruling. In light of amounts previously expensed and anticipated recoveries from third parties, Kelly recorded an accrual in the fourth quarter of 2015 of $4.1 million to reflect the expected cost of the tentative settlement.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2017, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
April 3, 2017 through May 7, 2017	616	$22.17	—	$—

May 8, 2017 through June 4, 2017	1,256	22.59	—	$—

June 5, 2017 through July 2, 2017	596	22.45	—	$—

Total	2,468	$22.45	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 2,468 shares were reacquired in transactions during the quarter.
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

Date: August 9, 2017

/s/ Olivier G. Thirot
Olivier G. Thirot

Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2017

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