Form 10-Q
period 2017-10-01
KELLY SERVICES INC
filed 2017-11-08
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
OR
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
Yes [  ] No [X]
At October 30, 2017, 34,991,496 shares of Class A and 3,434,362 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue from services	$1,328.8	$1,247.8	$3,952.1	$3,972.4

Cost of services	1,098.1	1,032.7	3,261.0	3,294.1

Gross profit	230.7	215.1	691.1	678.3

Selling, general and administrative expenses	212.5	196.3	636.2	634.9

Earnings from operations	18.2	18.8	54.9	43.4

Gain on investment in TS Kelly Asia Pacific	—	87.2	—	87.2

Other expense, net	(0.4)	(0.4)	(2.5)	(1.3)

Earnings before taxes and equity in net earnings (loss) of affiliate	17.8	105.6	52.4	129.3

Income tax (benefit) expense	(4.1)	24.7	0.1	28.2

Net earnings before equity in net earnings (loss) of affiliate	21.9	80.9	52.3	101.1

Equity in net earnings (loss) of affiliate	1.1	—	1.6	(0.1)

Net earnings	$23.0	$80.9	$53.9	$101.0

Basic earnings per share	$0.59	$2.08	$1.38	$2.59
Diluted earnings per share	$0.58	$2.06	$1.37	$2.58

Dividends per share	$0.075	$0.075	$0.225	$0.20

Average shares outstanding (millions):
Basic	38.3	38.1	38.3	38.0
Diluted	38.8	38.4	38.8	38.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net earnings	$23.0	$80.9	$53.9	$101.0

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.2, tax benefit of $1.8, tax expense of $0.3 and tax benefit of $1.7, respectively	3.4	1.8	16.0	13.1
Less: Reclassification adjustments included in net earnings	—	0.2	—	(0.1)
Foreign currency translation adjustments	3.4	2.0	16.0	13.0

Unrealized gains on investment, net of tax expense of $12.9, $0.6, $21.9 and $4.3, respectively	28.8	1.3	48.6	8.8

Other comprehensive income	32.2	3.3	64.6	21.8

Comprehensive income	$55.2	$84.2	$118.5	$122.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	October 1, 2017	January 1, 2017
CURRENT ASSETS:
Cash and equivalents	$22.2	$29.6
Trade accounts receivable, less allowances of $13.1 and $12.5, respectively	1,271.7	1,138.3
Prepaid expenses and other current assets	70.0	46.7
Total current assets	1,363.9	1,214.6

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	285.0	270.0
Accumulated depreciation	(203.6)	(189.2)
Net property and equipment	81.4	80.8
Deferred taxes	192.0	180.1
Goodwill	107.1	88.4
Investment in equity affiliate	116.4	114.8
Other assets	475.9	349.4
Total noncurrent assets	972.8	813.5

TOTAL ASSETS	$2,336.7	$2,028.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	October 1, 2017	January 1, 2017
CURRENT LIABILITIES:
Short-term borrowings	$23.9	$—
Accounts payable and accrued liabilities	496.1	455.1
Accrued payroll and related taxes	312.6	241.5
Accrued insurance	25.6	23.4
Income and other taxes	60.0	51.1
Total current liabilities	918.2	771.1

NONCURRENT LIABILITIES:
Accrued insurance	49.7	45.5
Accrued retirement benefits	175.0	157.4
Other long-term liabilities	66.8	42.1
Total noncurrent liabilities	291.5	245.0

Commitments and contingencies (see contingencies footnote)

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2017 and 2016	36.6	36.6
Class B common stock, shares issued 3.5 at 2017 and 2016	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.7 shares at 2017 and 1.9 shares at 2016	(34.6)	(38.4)
Class B common stock	(0.6)	(0.6)
Paid-in capital	30.0	28.6
Earnings invested in the business	968.8	923.6
Accumulated other comprehensive income	123.3	58.7
Total stockholders’ equity	1,127.0	1,012.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,336.7	$2,028.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(37.0)	(41.5)	(38.4)	(43.7)
Issuance of restricted stock and other	2.4	3.0	3.8	5.2
Balance at end of period	(34.6)	(38.5)	(34.6)	(38.5)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	31.1	28.1	28.6	25.4
Issuance of restricted stock and other	(1.1)	(1.9)	1.4	0.8
Balance at end of period	30.0	26.2	30.0	26.2

Earnings Invested in the Business
Balance at beginning of period	948.7	828.8	923.6	813.5
Net earnings	23.0	80.9	53.9	101.0
Dividends	(2.9)	(2.9)	(8.7)	(7.7)
Balance at end of period	968.8	906.8	968.8	906.8

Accumulated Other Comprehensive Income
Balance at beginning of period	91.1	79.2	58.7	60.7
Other comprehensive income, net of tax	32.2	3.3	64.6	21.8
Balance at end of period	123.3	82.5	123.3	82.5

Stockholders’ Equity at end of period	$1,127.0	$1,016.5	$1,127.0	$1,016.5
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Net earnings	$53.9	$101.0
Noncash adjustments:
Depreciation and amortization	16.5	16.0
Provision for bad debts	3.6	6.1
Stock-based compensation	6.8	7.6
Gain on investment in TS Kelly Asia Pacific equity affiliate	—	(87.2)
Other, net	(2.3)	(2.2)
Changes in operating assets and liabilities, net of acquisition	(45.6)	(13.1)

Net cash from operating activities	32.9	28.2

Cash flows from investing activities:
Capital expenditures	(14.7)	(7.8)
Acquisition of company, net of cash received	(37.2)	—
Net cash proceeds from investment in TS Kelly Asia Pacific equity affiliate	—	18.8
Proceeds from repayment of loan to TS Kelly equity affiliate	0.6	—
Other investing activities	—	(0.4)

Net cash (used in) from investing activities	(51.3)	10.6

Cash flows from financing activities:
Net change in short-term borrowings	23.9	(47.8)
Dividend payments	(8.7)	(7.7)
Payments of tax withholding for restricted shares	(1.7)	(2.1)
Other financing activities	(0.1)	0.4

Net cash from (used in) financing activities	13.4	(57.2)

Effect of exchange rates on cash and equivalents	(2.4)	3.8

Net change in cash and equivalents	(7.4)	(14.6)
Cash and equivalents at beginning of period	29.6	42.2

Cash and equivalents at end of period	$22.2	$27.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017 (the 2016 consolidated financial statements). The Company’s third fiscal quarter ended on October 1, 2017 (2017) and October 2, 2016 (2016), each of which contained 13 weeks. The corresponding September year to date periods for 2017 and 2016 each contained 39 weeks.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. SG&A expenses for the 13 and 39 weeks ended October 1, 2017 include a $2.8 million and $1.4 million, respectively, benefit resulting from an out-of-period correction of expenses that were overstated in prior periods. The out-of-period errors and adjustments did not have a material effect on any of the periods impacted.

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.  Acquisition
On September 5, 2017, Kelly Services USA, LLC, a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding shares of Teachers On Call, Inc. (“TOC”), an educational staffing firm in the U.S. for a purchase price of $41.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by TOC at the closing date less an estimated working capital adjustment resulting in the Company paying cash of $39.0 million at closing. The final purchase price is subject to a final working capital adjustment calculation, which is not expected to be material. The purchase price allocation for this acquisition is preliminary and could change.

This acquisition will increase our market share in the educational staffing market in the U.S. TOC’s results of operations are included in the Americas Staffing segment as of the 2017 third quarter end.

Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated statement of earnings. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$1.8
Other current assets	3.6
Goodwill	18.7
Intangibles	18.3
Other noncurrent assets	0.5
Current liabilities	(3.9)
Purchase price paid at closing	$39.0

Included in the assets purchased was approximately $18.3 million of intangible assets, made up of $12.0 million in customer relationships, $4.8 million associated with TOC’s trademark and $1.5 million for a candidate database. The customer relationships will be amortized over 10 years with no residual value and the database will be amortized over four years with no residual value. The trademark has an indefinite life. Goodwill generated from this acquisition is primarily attributable to expected synergies from combining operations and expanding market potential, and is assigned to the Americas Staffing reporting unit (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

approximately $18.3 million. An indemnification asset of $2.8 million was recognized as of the acquisition date related to pre-acquisition tax liabilities.

3.  Investment in TS Kelly Asia Pacific
The Company has a 49% ownership interest in TS Kelly Asia Pacific. The operating results of the Company’s interest in TS Kelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are reported in the equity in net earnings (loss) of affiliate in the consolidated statement of earnings. These operating results include the operating results of the Company’s interest in TS Kelly Workforce Solutions, a previous joint venture in which the Company held a 49% interest, which was transferred to TS Kelly Asia Pacific during the first quarter of 2017. In the third quarter of 2016, the Company recorded a pretax gain of $87.2 million on the investment in TS Kelly Asia Pacific in the consolidated statement of earnings, which represented the fair value of the Company’s retained investment in TS Kelly Asia Pacific in addition to the cash received less the carrying value of net assets transferred to the joint venture.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $116.4 million as of third quarter-end 2017 and $114.8 million as of year-end 2016. The net amount due to TS Kelly Asia Pacific, a related party, was $3.8 million as of the third quarter-end 2017 and $1.1 million as of year-end 2016. The amount included in trade accounts payable for staffing services provided by TS Kelly Asia Pacific as a supplier to CWO programs was $2.4 million as of third quarter-end 2017 and $3.1 million as of year-end 2016.
4.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of third quarter-end 2017 and year-end 2016 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Third Quarter-End 2017
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.2	$4.2	$—	$—
Available-for-sale investment	212.4	212.4	—	—

Total assets at fair value	$216.6	$216.6	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2016
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.0	$4.0	$—	$—
Available-for-sale investment	141.2	141.2	—	—

Total assets at fair value	$145.2	$145.2	$—	$—
Money market funds as of third quarter-end 2017 and 2016 represent investments in money market accounts, all of which are restricted as to use and included in other assets on the consolidated balance sheet. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Available-for-sale investment represents the Company’s investment in Persol Holdings (formerly Temp Holdings), the Company’s joint venture partner in TS Kelly Asia Pacific, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $28.8 million for the third quarter of 2017 and $1.3 million for the third quarter of 2016 was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The unrealized gain, net of tax, of $48.6 million for September year to date 2017 and $8.8 million for September year to date 2016 was recorded in other comprehensive income, as well as in accumulated other comprehensive income. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.4 million as of the third quarter-end 2017 and $17.7 million at year-end 2016.

Assets Measured at Fair Value on a Nonrecurring Basis
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. U.S. GAAP requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the same as our operating and reportable segments.

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
5. Restructuring
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

Balance as of year-end 2016	$0.5
Additions charged to Global Talent Solutions	2.0
Additions charged to Americas Staffing	0.4
Reductions for cash payments related to all restructuring activities	(0.7)
Balance as of first quarter-end 2017	2.2
Reductions for cash payments related to all restructuring activities	(1.3)
Balance as of second quarter-end 2017	0.9
Reductions for cash payments related to all restructuring activities	(0.4)
Balance as of third quarter-end 2017	$0.5
The remaining balance of $0.5 million as of third quarter-end 2017 represents primarily severance costs, and the majority is expected to be paid by the end of 2017. No material adjustments are expected to be recorded.

6. Goodwill
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

See Acquisition footnote for a description of the additions to goodwill in the third quarter of 2017. The additions in the carrying amount of goodwill for the third quarter-end 2017 are included in the table below.

	As of Year-End 2016					As of Third Quarter-End 2017
	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net	Allocation of Goodwill	Additions to Goodwill	Goodwill
	(In millions of dollars)

Americas Commercial	$40.0	$(16.4)	$23.6	$(23.6)	$—	$—
Americas PT	37.9	—	37.9	(37.9)	—	—
EMEA Commercial	50.4	(50.4)	—	—	—	—
EMEA PT	22.0	(22.0)	—	—	—	—
APAC Commercial	12.1	(12.1)	—	—	—	—
APAC PT	—	—	—	—	—	—
OCG	26.9	—	26.9	(26.9)	—	—

Americas Staffing	—	—	—	25.9	18.7	44.6
Global Talent Solutions	—	—	—	62.5	—	62.5
International Staffing	—	—	—	—	—	—

	$189.3	$(100.9)	$88.4	$—	$18.7	$107.1

7.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the third quarter and September year to date 2017 and 2016 are included in the tables below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income, as shown in the tables below, were recorded in the other expense, net line item in the consolidated statement of earnings.

	Third Quarter 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(10.7)	$103.6	$(1.8)	$91.1
Other comprehensive income before reclassifications	3.4	28.8	—	32.2
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	3.4	28.8	—	32.2

Ending balance	$(7.3)	$132.4	$(1.8)	$123.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	September Year to Date 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(23.3)	$83.8	$(1.8)	$58.7
Other comprehensive income before reclassifications	16.0	48.6	—	64.6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	16.0	48.6	—	64.6

Ending balance	$(7.3)	$132.4	$(1.8)	$123.3

	Third Quarter 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(11.6)	$92.4	$(1.6)	$79.2
Other comprehensive income before reclassifications	1.8	1.3	—	3.1
Amounts reclassified from accumulated other comprehensive income	0.2	—	—	0.2
Net current-period other comprehensive income	2.0	1.3	—	3.3

Ending balance	$(9.6)	$93.7	$(1.6)	$82.5

	September Year to Date 2016
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments	Total
	(In millions of dollars)
Beginning balance	$(22.6)	$84.9	$(1.6)	$60.7
Other comprehensive income before reclassifications	13.1	8.8	—	21.9
Amounts reclassified from accumulated other comprehensive income	(0.1)	—	—	(0.1)
Net current-period other comprehensive income	13.0	8.8	—	21.8

Ending balance	$(9.6)	$93.7	$(1.6)	$82.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

8.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the third quarter and September year to date 2017 and 2016 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2017	2016	2017	2016
Net earnings	$23.0	$80.9	$53.9	$101.0
Less: earnings allocated to participating securities	(0.3)	(1.8)	(0.9)	(2.3)
Net earnings available to common shareholders	$22.7	$79.1	$53.0	$98.7

Average shares outstanding (millions):
Basic	38.3	38.1	38.3	38.0
Dilutive share awards	0.5	0.3	0.5	0.3
Diluted	38.8	38.4	38.8	38.3

Basic earnings per share	$0.59	$2.08	$1.38	$2.59
Diluted earnings per share	$0.58	$2.06	$1.37	$2.58
Potentially dilutive shares outstanding are primarily related to performance shares for the third quarter and September year to date 2017 and 2016. Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for September year to date 2016 were not significant, and all remaining stock options expired in the second quarter 2016.

9.  Stock-Based Compensation
For the third quarter 2017 and 2016, respectively, the Company recognized stock compensation expense of $2.6 million and $2.4 million, and related tax benefit of $1.5 million and $0.9 million. For September year to date 2017 and 2016, respectively, the Company recognized stock compensation expense of $6.8 million and $7.6 million, and related tax benefit of $3.3 million and $2.9 million.
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
Financial measure performance goals may be earned upon the achievement of two financial goals and had a weighted average grant date fair value of $21.07. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2017, 2018 and 2019 goals. Accordingly, the Company remeasures the fair value of the 2017 and 2016 financial measure performance shares each reporting period until the third year goals are set, after which the fair value will be fixed for the remaining performance period. As of third quarter-end 2017, for the performance shares granted in 2017 and 2016, the current fair value for the financial measure performance shares was $24.22 and $24.29, respectively.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

A summary of the status of all nonvested performance shares at target for September year to date 2017 is presented as follows below (in thousands of shares except per share data). Forfeitures primarily relate to the retirement of the Company’s former President and Chief Executive Officer in the second quarter of 2017.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2016	499	$19.17	208	$17.49
Granted	286	21.32	101	20.16
Vested	—	—	—	—
Forfeited	(182)	20.32	(65)	18.99
Nonvested at third quarter-end 2017	603	$21.19	244	$18.20
Restricted Stock
A summary of the status of nonvested restricted stock as of third quarter-end 2017 and year-to-date changes, is presented as follows below (in thousands of shares except per share data). Forfeitures primarily relate to the retirement of the Company’s former President and Chief Executive Officer during the second quarter of 2017.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2016	653	$16.58
Granted	189	21.90
Vested	(74)	17.25
Forfeited	(163)	16.91
Nonvested at second quarter-end 2017	605	18.07
Granted	19	21.85
Vested	(164)	16.73
Forfeited	(2)	19.82
Nonvested at third quarter-end 2017	458	$18.71
10.  Other Expense, Net
Included in other expense, net for the third quarter and September year to date 2017 and 2016 are the following:

	Third Quarter		September Year to Date
	2017	2016	2017	2016
	(In millions of dollars)
Interest income	$0.2	$0.2	$0.5	$0.3
Interest expense	(0.7)	(0.9)	(1.8)	(2.7)
Dividend income	—	—	0.7	0.6
Foreign exchange gain (loss)	0.1	0.3	(1.9)	0.5

Other expense, net	$(0.4)	$(0.4)	$(2.5)	$(1.3)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

11. Income Taxes
Income tax benefit was $4.1 million (a (22.9)% effective tax rate) for the third quarter of 2017 and income tax expense was $24.7 million (a 23.4% effective tax rate) for the third quarter of 2016. Income tax expense was $0.1 million (a 0.2% effective tax rate) for September year to date 2017 and $28.2 million (a 21.8% effective tax rate) for September year to date 2016.  Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets.  Income tax expense in the third quarter of 2017 included a $5.1 million benefit from the release of a valuation allowance in Germany, while the third quarter of 2016 included a $23.5 million charge from the gain on the investment in TS Kelly Asia Pacific. For September year to date 2017, income tax expense also benefitted from the release of a valuation allowance in Norway in the second quarter.

12.  Contingencies
In the ordinary course of business the Company is the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damages may not be estimable. As previously disclosed, the Company entered into a settlement with plaintiffs in Hillson et. al. v Kelly Services in order to avoid the cost of continued litigation. On August 17, 2017, the District Court approved the settlement and entered a Final Order of Judgment and Dismissal. The Company made the final payment, which was accrued in 2015, on September 19, 2017.

In addition, the Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations, or enforcing the restrictive covenants in the Company’s employment agreements. There are matters that are currently stayed pending a decision from the Supreme Court of the United States on whether the Company’s arbitration provision is enforceable.  We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

13.  Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the CODM to determine resource allocation and assess performance. During the first quarter of 2017, the Company’s CODM, who was previously the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer, was determined to be the Company’s CEO. The Company regularly assesses its organizational structure, product/service offerings and information evaluated by the CODM to determine whether any changes have occurred that would impact its segment reporting structure. During the first quarter of 2017, the Company realigned its business into three reportable segments, which reflect how the Company delivers services to customers and how its business is organized internally. These segments are: (1) Americas Staffing, (2) Global Talent Solutions (“GTS”) and (3) International Staffing. Accordingly, prior year’s segment information was recast to conform to the current presentation. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

expenses to the operating segments and updated the allocation method for corporate expenses which do not have a readily available measurement from revenue to gross profit. Prior periods have been recast to reflect the current period allocation method. The update had no impact on the consolidated financial information.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes and equity in net earnings (loss) of affiliate, for the third quarter and September year to date 2017 and 2016. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	Third Quarter		September Year to Date
	2017	2016	2017	2016
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$554.8	$518.2	$1,703.5	$1,614.7
Global Talent Solutions	503.0	495.0	1,495.8	1,486.5
International Staffing	275.6	239.3	766.0	885.6

Less: Intersegment revenue	(4.6)	(4.7)	(13.2)	(14.4)

Consolidated Total	$1,328.8	$1,247.8	$3,952.1	$3,972.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2017	2016	2017	2016
	(In millions of dollars)
Earnings from Operations:

Americas Staffing gross profit	$98.8	$95.0	$307.9	$292.9
Americas Staffing SG&A expenses	(85.5)	(80.7)	(253.0)	(245.9)
Americas Staffing Earnings from Operations	13.3	14.3	54.9	47.0

Global Talent Solutions gross profit	93.0	86.2	272.2	257.2
Global Talent Solutions SG&A expenses	(72.2)	(70.2)	(220.8)	(213.6)
Global Talent Solutions Earnings from Operations	20.8	16.0	51.4	43.6

International Staffing gross profit	39.5	35.0	112.7	131.4
International Staffing SG&A expenses	(32.3)	(30.5)	(96.2)	(116.3)
International Staffing Earnings from Operations	7.2	4.5	16.5	15.1

Less: Intersegment gross profit	(0.6)	(1.1)	(1.7)	(3.2)
Less: Intersegment SG&A expenses	0.6	1.1	1.7	3.2
Net Intersegment Activity	—	—	—	—

Corporate	(23.1)	(16.0)	(67.9)	(62.3)
Consolidated Total	18.2	18.8	54.9	43.4
Gain on investment in TS Kelly Asia Pacific	—	87.2	—	87.2
Other Expense, Net	(0.4)	(0.4)	(2.5)	(1.3)

Earnings before taxes and equity in net earnings (loss) of affiliate	$17.8	$105.6	$52.4	$129.3

14.  New Accounting Pronouncements
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
In March 2016, the FASB issued ASU 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We adopted this guidance effective January 2, 2017, and the adoption did not have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. As our branch operations are primarily conducted in leased facilities, this ASU will likely have a material impact on our consolidated balance sheet, may have a material impact to our consolidated statement of earnings and will require us to disclose additional information about our leasing activities. We established a cross-functional implementation team to further assess the impact of the standard.
In January 2016, the FASB issued ASU 2016-01 amending the current guidance for how entities measure certain equity investments, the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements relating to financial instruments. The new guidance requires entities to use fair value measurement for equity investments in unconsolidated entities, excluding equity method investments, and to recognize the changes in fair value in net income at the end of each reporting period. Under the new standard, for any financial liabilities in which the fair value option has been elected, the changes in fair value due to instrument-specific credit risk must be recognized separately in other comprehensive income. Presentation and disclosure requirements under the new guidance require public business entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost. In addition, financial assets and liabilities must now be presented separately in the notes to the financial statements and grouped by measurement category and form of financial asset. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

December 15, 2017. Early adoption is only permitted for the financial liability provision. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. We expect to implement the standard with the modified retrospective method and the cumulative reclassification adjustment between other comprehensive income and retained earnings on the consolidated balance sheet is expected to be material. This standard will impact how we recognize changes in the fair value of our available-for-sale investment and could have a material impact on our consolidated financial statements.
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
We established a cross-functional implementation team consisting of representatives from across our business segments and various departments. We utilized a bottom-up approach to analyze the impact of the standard on our various revenue streams by reviewing our current contracts with customers, accounting policies and business practices to identify potential differences that would result from applying the requirements of the new standard. In addition, we identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard.
We have been closely monitoring FASB activity related to the new standard to conclude on specific interpretive issues. During 2016 and 2017, we have made significant progress toward completing our evaluation of the potential impact that adopting the new standard will have on our consolidated financial statements. Based on our preliminary analysis, revenue from our temporary staffing contracts and substantially all of our other contracts with customers will continue to be recognized over time as services are rendered. The primary impact of adopting ASU 2014-09 is anticipated to be the deferral of contract costs. Additionally, we anticipate expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts with customers. We will continue to evaluate the impact of this guidance on our consolidated financial statements, disclosures and internal controls. Our preliminary assessments are subject to change. We expect to implement the standard with the modified retrospective approach beginning January 1, 2018, which recognizes the cumulative effect of application recognized on that date.
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
Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. In July 2016, we expanded our joint venture with Persol Holdings (formerly Temp Holdings) to form TS Kelly Asia Pacific (the “JV”) and moved our APAC staffing operations into the JV. In early 2017, we restructured components of our previous Americas Commercial, Americas PT and OCG segments under a single delivery organization, triggering a change in our operating structure. We now provide staffing through our branch networks in our Americas and International operations, with commercial and specialized professional/technical staffing businesses in each region. We also provide a suite of innovative talent fulfillment and outcome-based solutions through our Global Talent Solutions (“GTS”) segment, which delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, GTS helps customers plan for, manage and execute their acquisition of contingent labor, full-time labor and free agents, and gain access to service providers and quality talent at competitive rates with minimized risk.
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our outsourcing activities. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant financial asset. Average days sales outstanding varies within and outside the U.S., but was 58 days on a global basis as of the 2017 third quarter end, 53 days as of the 2016 year end and 56 days as of the 2016 third quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.
Our Strategy and Outlook
Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry. To achieve this, we are focused on the following key areas:

•	Continue to build our core strengths in branch-delivered staffing in key markets;

•	Maintain our position as a market-leading provider of talent supply chain management in our GTS segment; and

•	Lower our costs through deployment of efficient service delivery models.
Our 2017 third quarter results affirm that we are focused on accelerating our progress by continuing to deliver profits and positioning our operations to capitalize on market opportunities. We also completed our acquisition of Teachers On Call, which builds on our strength in the educational staffing market in the U.S.

•
Earnings from operations for the third quarter of 2017 totaled $18.2 million, compared to $18.8 million in the third quarter of 2016. The conversion rate for the third quarter was 7.9%, compared to 8.7% in the same period last year.

•	In the Americas Staffing segment, revenue grew 7% year over year, and earnings from operations were $13.3 million, compared to $14.3 million in the third quarter last year.

•	The GTS segment delivered 8% gross profit growth and 30% earnings from operations growth year over year.

•	In the International Staffing segment, year-over-year revenue improved 15%, or 10% in constant currency, as the segment delivered strong growth across Europe.
Kelly remains focused on executing a well-formed strategy with increased speed and precision, making the necessary investments and adjustments to advance that strategy. We have set our sights on becoming an even more competitive, consultative and profitable company, and we are reshaping our business to make that vision a reality. We will measure our progress against both revenue and gross profit growth, and we expect to improve our conversion rate. The goals we have established are based on the current economic and business environment, and may change as conditions warrant. We expect:

•	To grow professional and technical specialty and outsourced solutions, creating a more balanced portfolio that yields benefits from an improved mix;

•	Locally delivered staffing to remain a core component of our strategy;

•	Kelly Educational Staffing, including Teachers On Call, to continue to be a market leader in the U.S.;

•	To exercise strict expense control, delivering structural improvements that ensure a return from our investments in delivery infrastructure and, as a result;

•	Our conversion rate to continue to improve.
Looking ahead, we are keeping a watchful eye on the global market while anticipating an increasing demand for skilled workers. We know that companies are relying more heavily on the use of flexible staffing models; there is growing acceptance of free agents and contractual employment by companies and talent alike; and companies are seeking more comprehensive workforce management solutions that lend themselves to Kelly’s wide range of human resources solutions. This shift in demand for contingent labor and strategic solutions plays to our strengths and experience.

Financial Measures
The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2017 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2016. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and SG&A within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.
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
Days sales outstanding (“DSO”) represents the number of days that sales remain unpaid for the period being reported. DSO is calculated by dividing average net sales per day (net sales excluding secondary supplier expense for a rolling three-month period) into trade accounts receivable, net of allowances at the period end.
Staffing Fee-Based Income
Staffing fee-based income, which is included in revenue from services in the following table, has a significant impact on gross profit rates. There are very low direct costs of services associated with staffing fee-based income. Therefore, increases or decreases in staffing fee-based income can have a disproportionate impact on gross profit rates.

Results of Operations
Total Company - Third Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$1,328.8	$1,247.8	6.5%		5.3%
Gross profit	230.7	215.1	7.3		6.2
Total SG&A expenses	212.5	196.3	8.3		7.3
Earnings from operations	18.2	18.8	(2.9)

Staffing fee-based income (included in revenue from services)	14.2	13.2	6.9		4.1
Gross profit rate	17.4%	17.2%	0.2	pts.
Conversion rate	7.9	8.7	(0.8)
Return on sales	1.4	1.5	(0.1)

Total Company revenue from services for the third quarter of 2017 was up 6.5% (5.3% on a CC basis) in comparison to the prior year. During the third quarter of 2017, the U.S. dollar weakened against certain currencies, primarily the Euro and the Russian ruble, resulting in the CC impact of 120 basis points. The increase in revenue from last year was primarily due to strong growth in locally delivered staffing business in the Americas Staffing and International Staffing segments. Additionally, the acquisition of Teachers On Call (“TOC”) during the third quarter of 2017 added approximately 30 basis points to the total revenue growth rate.
The gross profit rate increased by 20 basis points, reflecting an increase from higher margin solutions in the GTS segment, partially offset by decreases from the impact of margin rate erosion in the Americas Staffing and International Staffing segments due to changes in business mix.
Total SG&A expenses increased 8.3% on a reported basis. SG&A growth in the operating segments reflect investments to capitalize on market opportunities within the locally delivered staffing business in the U.S. and international markets, along with higher incentive-based compensation. These increases were partially offset by the effect of an out-of-period adjustment relating to overstated expense accruals. Corporate expenses increased year over year, reflecting a return to normalized levels of performance-based compensation expenses, along with increased legal expenses.

Americas Staffing - Third Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$554.8	$518.2	7.1%		6.6%
Gross profit	98.8	95.0	4.1		3.7
Total SG&A expenses	85.5	80.7	6.0		5.6
Earnings from operations	13.3	14.3	(6.7)

Gross profit rate	17.8%	18.3%	(0.5)	pts.
Conversion rate	13.5	15.0	(1.5)
Return on sales	2.4	2.8	(0.4)

The change in Americas Staffing revenue from services reflect the increase in average bill rates. Hours volume was flat in comparison to the prior year. The increase in average bill rates was the result of wage increases, which are passed through to customers. Americas Staffing represented 42% of total Company revenue in the third quarter of 2017 and 2016.
Revenue increased in our light industrial, educational staffing business, science, finance and office clerical products.
The decrease in the Americas Staffing gross profit rate was primarily due to business mix, with higher growth in light industrial, which has a lower gross profit rate than other products in this segment.
Total SG&A expenses increased compared to the prior year, due to additional sales and recruiting resources to capture growing demand and higher performance-based compensation.

GTS - Third Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$503.0	$495.0	1.6%		1.3%
Gross profit	93.0	86.2	7.9		7.6
Total SG&A expenses	72.2	70.2	2.8		2.5
Earnings from operations	20.8	16.0	30.3

Gross profit rate	18.5%	17.4%	1.1	pts.
Conversion rate	22.4	18.5	3.9
Return on sales	4.1	3.2	0.9

GTS revenue represented 38% of total Company revenue in the third quarter of 2017 and 40% in the third quarter of 2016. Revenue from services was up 1.6% compared to last year. Revenue increases in KellyConnect, BPO and CWO practices were partially offset by declines in our centrally delivered staffing business and payroll business.
The increase in the GTS gross profit rate was due to favorable practice and customer mix, as well as lower workers’ compensation costs.
Total SG&A expenses increased 2.8% from the prior year. The increase is primarily due to increases in performance-based incentive costs, coupled with headcount and salary costs related to additional programs. These increases are partially offset by cost reductions resulting from our services delivery optimization initiative in our talent fulfillment business which we undertook in the first quarter of 2017 in line with demand, and the effect of an out-of-period adjustment relating to overstated expense accruals.

International Staffing - Third Quarter
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$275.6	$239.3	15.2%		10.4%
Gross profit	39.5	35.0	12.7		7.7
Total SG&A expenses	32.3	30.5	6.1		1.9
Earnings from operations	7.2	4.5	57.0

Gross profit rate	14.3%	14.7%	(0.4)	pts.
Conversion rate	18.0	12.9	5.1
Return on sales	2.6	1.9	0.7

International Staffing revenue from services increased 15.2%, of which 4.8% related to changes in foreign currency exchange rates. The remainder of the increase was due to an 8% increase in hours volume from our European operations, combined with a 7% increase in average bill rates (a 3% increase on a CC basis). The increase in hours volume was due to Portugal and France. International Staffing represented 21% of total Company revenue in the third quarter of 2017 and 19% in the third quarter of 2016.
The International Staffing gross profit rate decreased primarily due to a decline in the temporary gross profit rate from change in customer mix.
Total SG&A expenses increased 6.1% on a reported basis primarily due to the impact of changes in foreign currency exchange rates and ongoing investments in recruiters in our branch network.

Results of Operations
Total Company - September Year to Date
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$3,952.1	$3,972.4	(0.5)%		(0.7)%
Gross profit	691.1	678.3	1.9		1.7
SG&A expenses excluding restructuring charges	633.8	631.5	0.4		0.3
Restructuring charges	2.4	3.4	(31.6)		(31.2)
Total SG&A expenses	636.2	634.9	0.2		0.1
Earnings from operations	54.9	43.4	26.5
Earnings from operations excluding restructuring charges	57.3	46.8	22.2

Staffing fee-based income (included in revenue from services)	41.4	46.3	(10.8)		(11.7)
Gross profit rate	17.5%	17.1%	0.4	pts.
Conversion rate	7.9	6.4	1.5
Conversion rate excluding restructuring charges	8.3	6.9	1.4
Return on sales	1.4	1.1	0.3
Return on sales excluding restructuring charges	1.4	1.2	0.2

During the third quarter of 2016, we transferred our APAC staffing business in exchange for a 49% interest in the TS Kelly Asia Pacific joint venture. As a result, for the first six months of 2017, year-over-year revenue comparisons were negatively impacted. Total Company revenue from services for the first nine months of 2017 was down 0.5% in comparison to the prior year. The decrease was due to the effect of the transfer of the APAC staffing operations, as well as the changes noted in the following Americas Staffing and GTS segment discussions.
The gross profit rate increased by 40 basis points. As noted in the following discussions, an increase in the GTS gross profit rate was partially offset by a decrease in the International Staffing rate, while the Americas Staffing rate was flat year over year.
Total SG&A expenses increased 0.2% on a reported basis. Year-over-year increases in SG&A expenses in Americas Staffing and GTS reflect higher incentive-based compensation in those segments, while the transfer of the APAC staffing operations resulted in a decrease in International Staffing SG&A expenses. Corporate expenses increased due primarily to higher incentive-based compensation. Included in total SG&A expenses for the first nine months of 2017 are restructuring charges of $2.4 million, relating primarily to an initiative to optimize our GTS service delivery models. Included in total SG&A expenses for the first nine months of 2016 are restructuring charges of $3.4 million, which relate to actions taken primarily in the Americas Staffing and International Staffing segments to increase operational efficiency and prepare the businesses for future growth.

Americas Staffing - September Year to Date
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$1,703.5	$1,614.7	5.5%		5.3%
Gross profit	307.9	292.9	5.1		5.0
SG&A expenses excluding restructuring charges	252.6	244.1	3.5		3.4
Restructuring charges	0.4	1.8	(80.0)		(79.8)
Total SG&A expenses	253.0	245.9	2.9		2.8
Earnings from operations	54.9	47.0	16.8
Earnings from operations excluding restructuring charges	55.3	48.8	13.2

Gross profit rate	18.1%	18.1%	—	pts.
Conversion rate	17.8	16.1	1.7
Conversion rate excluding restructuring charges	18.0	16.7	1.3
Return on sales	3.2	2.9	0.3
Return on sales excluding restructuring charges	3.2	3.0	0.2

The change in Americas Staffing revenue from services reflects a 6% increase in average bill rates, partially offset by a 1% decrease in hours volume. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 43% of total Company revenue in the first nine months of 2017 and 41% in the first nine months of 2016.
The increase in revenue was primarily due to an increase in our educational staffing business, light industrial and engineering products. These increases were partially offset by decreases in our office services volume.
The Americas Staffing gross profit rate was flat in comparison to the prior year. Decreases in the rate due to business mix were offset by lower employee-related costs, including workers’ compensation costs.
Total SG&A expenses increased 2.9% year over year, due to higher performance-based compensation costs and additional sales and recruiting resources to capture growing demand. Included in total SG&A expenses for the first nine months of 2016 are restructuring charges of $1.8 million, which represent severance costs related to headcount reductions as well as lease buyout costs due to branch consolidations.

GTS - September Year to Date
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$1,495.8	$1,486.5	0.6%		0.6%
Gross profit	272.2	257.2	5.8		5.9
SG&A expenses excluding restructuring charges	218.8	213.2	2.6		2.7
Restructuring charges	2.0	0.4	415.5		417.6
Total SG&A expenses	220.8	213.6	3.4		3.5
Earnings from operations	51.4	43.6	18.0
Earnings from operations excluding restructuring charges	53.4	44.0	21.5

Gross profit rate	18.2%	17.3%	0.9	pts.
Conversion rate	18.9	16.9	2.0
Conversion rate excluding restructuring charges	19.6	17.1	2.5
Return on sales	3.4	2.9	0.5
Return on sales excluding restructuring charges	3.6	3.0	0.6

GTS revenue represented 38% of total Company revenue in the first nine months of 2017 and 37% in the first nine months of 2016. Revenue from services was nearly flat compared to last year. Revenue increases in KellyConnect, BPO and CWO practices were offset by declines in our centrally delivered staffing and payroll business.
The increase in the GTS gross profit rate was due to favorable product and customer mix, coupled with a decrease in workers’ compensation and other employee-related costs.
Total SG&A expenses increased 3.4% from the prior year. Included in total SG&A expenses for the first nine months of 2017 are restructuring charges of $2.0 million, representing severance relating to an initiative to optimize our service delivery models in this segment, in line with the evolution of demand. The remaining cost increase is due to headcount and salary costs related to additional and expanding programs, coupled with additional performance-based incentive costs.

International Staffing - September Year to Date
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$766.0	$885.6	(13.5)%		(14.0)%
Gross profit	112.7	131.4	(14.2)		(14.8)
SG&A expenses excluding restructuring charges	96.2	115.1	(16.4)		(16.8)
Restructuring charges	—	1.2	(100.0)		(100.0)
Total SG&A expenses	96.2	116.3	(17.2)		(17.6)
Earnings from operations	16.5	15.1	9.1
Earnings from operations excluding restructuring charges	16.5	16.3	1.6

Gross profit rate	14.7%	14.8%	(0.1)	pts.
Conversion rate	14.6	11.5	3.1
Conversion rate excluding restructuring charges	14.6	12.3	2.3
Return on sales	2.2	1.7	0.5
Return on sales excluding restructuring charges	2.2	1.8	0.4

International Staffing includes the Company’s APAC region staffing business prior to the transaction to form the TS Kelly Asia Pacific joint venture in the third quarter of 2016, resulting in a 23% decrease in International Staffing revenue from services. This decrease, partially offset by a 9% increase in hours volume and 1% increase in average bill rates from our European operations, accounted for the change in revenue from services. The increase in hours volume was due to Portugal, Russia and France, and the increase in average bill rates was due to country mix. International Staffing represented 19% of total Company revenue in the first nine months of 2017 and 22% in the first nine months of 2016.
The decline in the gross profit rate from the prior year is due to change in customer mix.
Total SG&A expenses decreased 17.2% on a reported basis, due primarily to the transfer of the APAC staffing business. Included in total SG&A expenses for the first nine months of 2016 are restructuring charges of $1.2 million. These charges reflect a repositioning of the operating model to pursue growth in staffing fee-based income and specialized temporary staffing business in Italy.

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
Cash and Equivalents
Cash and equivalents totaled $22.2 million at the end of the third quarter of 2017 and $29.6 million at year-end 2016. As further described below, we generated $32.9 million of cash from operating activities, used $51.3 million of cash for investing activities and generated $13.4 million of cash from financing activities.
Operating Activities
In the first nine months of 2017, we generated $32.9 million of net cash from operating activities, as compared to generating $28.2 million in the first nine months of 2016. This change was primarily driven by a decrease in compensation-related payments, partially offset by the impact of higher DSO as discussed below.
Trade accounts receivable totaled $1.3 billion at the end of the third quarter of 2017. Global DSO were 58 days at the end of the third quarter of 2017 and 56 at the end of the third quarter of 2016. The increase of DSO by two days is due primarily to seasonality, including the impact of the seasonal increase in the educational staffing business in addition to customer mix.
Our working capital position (total current assets less total current liabilities) was $445.7 million at the end of the third quarter of 2017, an increase of $2.2 million from year-end 2016. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the third quarter of 2017 and 1.6 at year-end 2016.
Investing Activities
In the first nine months of 2017, we used $51.3 million of cash for investing activities, as compared to generating $10.6 million in the first nine months of 2016. Included in cash used for investing activities in the first nine months of 2017 is $37.2 million for the acquisition of Teachers On Call, net of the cash received. Included in cash from investing activities in the first nine months of 2016 is $18.8 million of net cash representing the cash received less the cash deconsolidated relating to the TS Kelly Asia Pacific joint venture transaction. The year-over-year increase in capital expenditures is due to higher spending for technology programs, IT infrastructure and headquarters building improvements in the first nine months of 2017 as compared to last year.
Financing Activities
In the first nine months of 2017, we generated $13.4 million of cash from financing activities, as compared to using $57.2 million in the first nine months of 2016. The change in cash used in financing activities was related to short-term borrowing activities. Debt totaled $23.9 million at the end of the third quarter of 2017 and was zero at year-end 2016. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 2.1% at the end of the third quarter of 2017 and 0.0% at year-end 2016.
The change in short-term borrowings in the first nine months of 2017 was primarily due to borrowings on our revolving credit facility. The net change in short-term borrowings in the first nine months of 2016 was primarily due to payments on our U.S. securitization facility.
We made dividend payments of $8.7 million in the first nine months of 2017 and $7.7 million in the first nine months of 2016.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2017 third quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the end of the third quarter of 2017, we had $126.8 million of available capacity on our $150.0 million revolving credit facility and $149.3 million of available capacity on our $200.0 million securitization facility. The securitization facility carried no short-term borrowings and $50.7 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the end of the third quarter of 2017, we met the debt covenants related to our revolving credit facility and securitization facility.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2017 third quarter earnings.
Marketable equity investments, representing our investment in Persol Holdings, are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings. See the Fair Value Measurements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

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
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
In the ordinary course of business the Company is the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damages may not be estimable. As previously disclosed, the Company entered into a settlement with plaintiffs in Hillson et. al. v Kelly Services in order to avoid the cost of continued litigation. On August 17, 2017, the District Court approved the settlement and entered a Final Order of Judgment and Dismissal. The Company made the final payment, which was accrued in 2015, on September 19, 2017.

In addition, the Company is continuously engaged in litigation arising in the ordinary course of its business, such as matters alleging employment discrimination, alleging wage and hour violations, or enforcing the restrictive covenants in the Company’s employment agreements. There are matters that are currently stayed pending a decision from the Supreme Court of the United States on whether the Company’s arbitration provision is enforceable.  We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended January 1, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2017, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
July 3, 2017 through August 6, 2017	111	$23.24	—	$—

August 7, 2017 through September 3, 2017	3,944	21.46	—	$—

September 4, 2017 through October 1, 2017	44,027	25.06	—	$—

Total	48,082	$24.76	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 48,082 shares were reacquired in transactions during the quarter.
Item 3.  Defaults Upon Senior Securities.
Not applicable.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 38 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 8, 2017

/s/ Olivier G. Thirot
Olivier G. Thirot

Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2017

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
14	Code of Business Conduct and Ethics, adopted August 7, 2017.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document