Form 10-K
period 2017-12-31
KELLY SERVICES INC
filed 2018-02-20
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $699,819,783.

Registrant had 34,997,715 shares of Class A and 3,431,862 of Class B common stock, par value $1.00, outstanding as of February 6, 2018.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2018 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I
Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.
ITEM 1. BUSINESS.
History and Development of Business
Founded by William R. Kelly in 1946, Kelly Services® pioneered an industry that connects people with work in ways that enrich their lives. At our inception we helped usher in and embolden a workforce of women, opening doors and creating opportunities where none had existed. As work evolved we equipped people with the skills to master the technologies of the day: launching the first-of-its-kind online learning center for scientists; creating testing & training packages for new office programs; and launching skill builders to align with new light industrial protocols. With each advance we have empowered people to meet the needs of a changing marketplace, and enabled companies to access skilled talent that can move their businesses forward.
As work has evolved so has our range of solutions, growing over the years to reflect the changing needs of our customers and the changing nature of work itself. We have progressed from a United States-based company concentrating primarily on traditional office staffing into a workforce solutions leader delivering expertise in a number of specialty services. While ranking as one of the world’s largest scientific staffing providers, we also place professional and technical employees at all levels in engineering, IT, law and finance. These specialty services complement our expertise in office services, contact center, light industrial and electronic assembly staffing, as well as our leading position in the K-12 educational staffing market in the U.S. As work has evolved and workforce management has become more complex, we have also developed a talent supply chain management approach to help many of the world’s largest companies plan for and manage their workforce. Innovative solutions supporting this approach span outsourcing, consulting, recruitment, talent advisory, career transition and vendor management services.
Geographic Breadth of Services
Headquartered in Troy, Michigan, Kelly provides workforce solutions to a diversified group of customers in three regions: the Americas; Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). Our customer base spans a variety of industries and includes 95 of the Fortune 100™ companies.
In 2017, we assigned nearly 500,000 temporary employees to a variety of customers around the globe.
Description of Business Segments
Our operations are divided into three principal business segments: Americas Staffing, Global Talent Solutions (“GTS”) and International Staffing. In July 2016, we expanded our joint venture with Persol Holdings (formerly Temp Holdings) to form PersolKelly Asia Pacific (the “JV”) and moved our APAC staffing operations into the JV. In early 2017, we restructured components of our previous Americas Commercial, Americas Professional and Technical, and Outsourcing and Consulting Group segments under a single delivery organization, triggering a change in our operating structure. We now provide staffing through our branch networks in our Americas and International operations, with commercial and specialized professional/technical staffing businesses in each region. We also provide a suite of innovative talent fulfillment and outcome-based solutions through our GTS segment, which delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, GTS helps customers design, execute, and manage workforce programs that enable them to connect with talent across all work styles (full-time, contract, temporary, etc.), gain access to a vast network of service providers, and achieve their business goals on time and on budget.

Americas Staffing
Our Americas Staffing segment represents the Company’s branch-delivered staffing business in the U.S., Puerto Rico, Canada, Mexico and Brazil. This segment delivers temporary staffing, as well as direct-hire placement services, in a number of specialty staffing services, including: Office, providing trained employees for data entry, clerical and administrative support roles across numerous industries; Education, supplying schools nationwide with instructional and non-instructional employees; Marketing, providing support staff for seminars, sales and trade shows; Electronic Assembly, providing assemblers, quality control inspectors and technicians; Light Industrial, placing maintenance workers, material handlers and assemblers; Science, providing all levels of scientists and scientific and clinical research workforce solutions; Engineering, supplying engineering professionals across all disciplines, including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Information Technology, placing IT specialists across all disciplines; Creative Services, placing creative talent in the spectrum of creative services positions; Finance and Accounting, serving the needs of corporate finance departments, accounting firms and financial institutions with all levels of financial professionals; and Law, placing legal professionals including attorneys, paralegals, contract administrators, compliance specialists and legal administrators.
Our services allow customers and temporary staff the opportunity to evaluate their relationship before making a full-time employment decision. We also offer direct-hire placement services.
International Staffing
Our International Staffing segment represents the Company’s branch-delivered staffing business in the EMEA region, as well as the Company’s APAC region staffing business prior to the transaction to form the PersolKelly Asia Pacific joint venture in July 2016. International Staffing provides a similar range of staffing services as described for our Americas Staffing segment above, including: Office, Engineering, Finance and Accounting, Healthcare, IT and Science. Additional service areas include: Catering and Hospitality, providing chefs, porters and hospitality representatives; and Industrial, supplying manual workers to semi-skilled professionals in a variety of trade, non-trade and operational positions.
GTS
Our GTS segment combines the delivery structure of the Company’s outsourcing and consulting group and centrally delivered staffing business. It reflects the trend of customers towards the adoption of holistic talent supply chain solutions which combine contingent labor, full-time hiring and outsourced services. Services in this segment include: Centrally delivered staffing for large accounts; Contingent Workforce Outsourcing (“CWO”), delivering contingent labor to customers using a managed service provider model; Recruitment Process Outsourcing (“RPO”), offering end-to-end talent acquisition solutions, including customized recruitment projects; Business Process Outsourcing (“BPO”), offering full staffing and operational management of non-core functions or departments; Payroll Process Outsourcing (“PPO”), providing centralized payroll processing solutions for our customers; KellyConnect, offering contact center staffing solutions which focus on delivering talent to a customer’s physical call center; and Kelly Legal Managed Services (“KLMS”), delivering a full suite of legal managed review solutions to our customers. This segment also provides executive placement, career transition/outplacement services and talent advisory services.
Financial information regarding our industry segments is included in the Segment Disclosures footnote in the notes to our consolidated financial statements presented in Part II, Item 8 of this report.
Business Objectives
Kelly’s philosophy is rooted in our conviction that our business can and does make a difference on a daily basis—for our customers, in the lives of our employees and talent networks, in the local communities we serve and in the broader economy. We aspire to be a destination for top talent and a strategic business partner for our customers. Our solutions are designed to connect with talent across targeted specialties and flexible work styles, and to offer customers access to workforce solutions that can be customized to any scope or scale as they seek to operate more efficient, competitive organizations. To achieve these goals, we will adopt forward-looking technologies and innovative business practices that can drive success in a dynamic market.
With more than one-third of the world’s workforce now participating as independent workers, more companies are adopting strategies that recognize contingent labor, consultants and project-based work as keys to their ongoing success. We continue to refine our core competencies to help them connect with talent and realize their business objectives. Kelly offers world-class staffing on a temporary and direct placement basis, as well as a comprehensive array of outsourcing, consulting and talent advisory services. Kelly will continue to target our areas of investment and expertise to solve our customers’ workforce challenges and create opportunity for talent in the changing marketplace.

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
Customers
Kelly’s client portfolio spans companies of all sizes, ranging from local and mid-sized businesses to the Fortune 500. In 2017, an estimated 52% of total Company revenue was attributed to 100 large customers. Our largest single customer accounted for approximately five percent of total revenue in 2017.

Government Contracts
Although we conduct business under various federal, state, and local government contracts, no single one accounts for more than three percent of total Company revenue in 2017.
Competition
The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 100 competitors operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2017, our largest competitors were Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc., Allegis Group and Recruit Holdings.

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
Employees
We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 6,700 staff members in our U.S. and international network of branch offices. In 2017, we assigned nearly 500,000 temporary employees to a variety of customers around the globe.
While services may be provided inside the facilities of customers, we remain the employer of record for our temporary employees. We retain responsibility for employee assignments, the employer’s share of all applicable payroll taxes and the administration of the employee’s share of these taxes.

Foreign Operations
For information regarding sales, earnings from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in the Segment Disclosures footnote in the notes to our consolidated financial statements, presented in Part II, Item 8 of this report.
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

Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. Significant swings in economic activity historically have had a disproportionate impact on staffing industry volumes. We may also experience more competitive pricing pressure and slower customer payments during periods of economic downturn. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or certain other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

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

Our business strategy focuses on driving growth in higher margin specialties. We have made targeted investments, adjusted our operating models and increased the resources necessary for driving sustainable growth within our targeted higher-margin solutions. If we are unsuccessful in executing our strategy, we may not achieve either our stated goal of strong revenue growth or the intended productivity improvements, which could negatively impact profitability.

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

The process of developing new service offerings requires accurate anticipation of customers’ changing needs and emerging technological trends. This may require that we make long-term investments and commit significant resources before knowing whether these investments will eventually result in service offerings that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new service offerings or do not successfully deliver new service offerings, our competitive position could be weakened and that could materially adversely affect our results of operations and financial condition.

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

We do not maintain our own vendor management technology, and we have outsourced certain other critical applications or business processes to external providers, including cloud-based services. We have elected to enter into supplier partnerships rather than establishing or maintaining our own operations in some of the territories where our customers require our services. We do not maintain a controlling interest in our expanded staffing joint venture in Asia Pacific (PersolKelly Asia Pacific) and have elected to rely on the joint venture to provide certain back office and administrative services to our GTS operations in the region. The failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs.

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

We participate, or may participate in the future, in certain investments in equity affiliates, such as joint ventures or other equity investments with strategic partners, including PersolKelly Asia Pacific. These arrangements expose us to a number of risks, including the risk that the management of the combined venture may not be able to fulfill their performance obligations under the management agreements or that the joint venture parties may be incapable of providing the required financial support. Additionally, improper, illegal or unethical actions by the venture management could have a negative impact on the reputation of the venture and our company.

A loss of major customers or a change in such customers’ buying behavior could have a material adverse effect on our business.

Our business strategy is focused on serving large corporate customers through high volume global service agreements. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. The deterioration of the financial condition or business prospects of these customers could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from these customers. Continuing merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

Our business with large customer accounts reflects a market-driven shift in buying behaviors in which reliance on a small number of staffing partners has shifted to reliance upon outsourced workforce solutions. The movement from single-sourced to competitively sourced staffing contracts may also substantially reduce our future revenues from such customers. While Kelly has sought to address this trend with the adoption of talent supply chain strategies, including providing CWO services within our GTS segment, we may not be selected or retained as the CWO service provider by our large customers. This may result in a material decrease in the revenue we derive from providing staffing services to such customers.

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

We conduct our business in most major staffing markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:

•	fluctuations in currency exchange rates;

•	restrictions or limitations on the transfer of funds;

•	government intrusions including asset seizures, expropriations or de facto control;

•	varying economic and political conditions;

•	differences in cultures and business practices;

•	differences in employment and tax laws and regulations;

•	differences in accounting and reporting requirements;

•	differences in labor and market conditions;

•	changing and, in some cases, complex or ambiguous laws and regulations; and

•	litigation, investigations and claims.

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

Our international operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.

The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment. As a result, we may be subject to legal liability and reputational damage.

We depend on our ability to attract, develop and retain qualified permanent full-time employees.

As we aim to expand the number of clients adopting talent supply chain management and other complex solutions in order to support our growth strategy, we are highly reliant on individuals who possess specialized knowledge and skills to lead complex solutions and operations.  There can be no assurance that qualified personnel will continue to be available.  Our success is increasingly dependent on our ability to attract, develop and retain these experts.

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

Impairment charges relating to our goodwill, intangibles and long-lived assets, including equity method investments, could adversely affect our results of operations.

We regularly monitor our goodwill, long-lived assets and equity method investments for impairment indicators.  In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units with goodwill to the related net book value.  In conducting our impairment analysis of long-lived assets and intangibles, we compare the undiscounted cash flows expected to be generated from the long-lived assets and intangibles to the related net book values. We review our equity method investment for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill, intangibles, long-lived assets and equity method investments. In the event that we determine that there is an impairment, we may be required to record a significant non-cash charge to earnings that could adversely affect our results of operations.

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

Government litigation and regulatory activity relating to competition rules may limit how we structure and market our services.

As a leading staffing and recruiting company, we are closely scrutinized by government agencies under U.S. and foreign competition laws. An increasing number of governments are regulating competition law activities, leading to increased scrutiny. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct.

The European Commission and its various competition authorities have targeted industry trade associations in which we participate. Any government regulatory actions may hamper our ability to provide the cost-effective benefits to consumers and businesses, reducing the attractiveness of our services and the revenue that come from them. New competition law actions could be initiated. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

•
We may have to choose between withdrawing certain services from certain geographies to avoid fines or designing and developing alternative versions of those services to comply with government rulings, which may entail a delay in a service delivery.

•	Adverse rulings may act as precedent in other competition law proceedings.

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

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2017, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), may not be assured.  If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility.  In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility.  If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

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

Our Class A and Class B common stock are quoted on the NASDAQ Global Market. Under the listing standards of the NASDAQ Global Market, we are deemed to be a “controlled company” by virtue of the fact that Terence E. Adderley, the Executive Chairman and Chairman of the Board of our board of directors, and certain trusts of which he acts as trustee or co-

trustee have voting power with respect to more than fifty percent of our outstanding voting stock. A controlled company is not required to have a majority of its board of directors comprised of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nominations committee comprised solely of independent directors, nor do the NASDAQ Global Market listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A controlled company is also exempt from NASDAQ Global Market’s requirements regarding the determination of officer compensation by a majority of independent directors or a compensation committee comprised solely of independent directors. A controlled company is required to have an audit committee composed of at least three directors who are independent as defined under the rules of both the Securities and Exchange Commission and the NASDAQ Global Market. The NASDAQ Global Market further requires that all members of the audit committee have the ability to read and understand fundamental financial statements and that at least one member of the audit committee possess financial sophistication. The independent directors must also meet at least twice a year in meetings at which only they are present.

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

In addition, the Company is continuously engaged in litigation or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, or violations of privacy rights or anti-competition regulations. There are matters that are currently stayed pending a decision from the Supreme Court of the United States on whether the Company’s arbitration provision is enforceable. We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

In January 2018, the Hungarian Competition Authority initiated proceedings against the Company, along with a local industry trade association and its members, due to alleged infringement of national competition regulations.  We are fully cooperating with the investigation, and are supplying materials and information to comply with the Authority’s undertakings. The Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017
Class A common
High	$23.48	$24.70	$25.48	$30.93	$30.93
Low	20.87	20.27	21.01	24.69	20.27

Class B common
High	23.00	23.75	23.00	28.50	28.50
Low	20.30	20.18	20.95	27.20	20.18

Dividends	0.075	0.075	0.075	0.075	0.30

2016
Class A common
High	$19.73	$20.15	$20.98	$23.61	$23.61
Low	14.63	17.81	18.01	18.06	14.63

Class B common
High	18.04	20.00	21.60	27.80	27.80
Low	15.43	15.04	17.23	17.75	15.04

Dividends	0.05	0.075	0.075	0.075	0.275

Holders
The number of holders of record of our Class A and Class B common stock were approximately 6,600 and 200, respectively, as of February 2, 2018.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
During the fourth quarter of 2017, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
October 2, 2017 through November 5, 2017	845	$26.31	—	$—

November 6, 2017 through December 3, 2017	289	29.36	—	—

December 4, 2017 through December 31, 2017	—	—	—	—

Total	1,134	$27.09	—

We may reacquire shares sold to cover taxes due upon the vesting of restricted stock held by employees. Accordingly, 1,134 shares were reacquired during the Company’s fourth quarter.

Performance Graph
The following graph compares the cumulative total return of our Class A common stock with that of the S&P SmallCap 600 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2017. The graph assumes an investment of $100 on December 31, 2012 and that all dividends were reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2012 – December 31, 2017

	2012	2013	2014	2015	2016	2017
Kelly Services, Inc.	$100.00	$160.17	$110.53	$106.17	$152.98	$184.46
S&P SmallCap 600 Index	$100.00	$141.31	$149.45	$146.50	$185.40	$209.94
S&P 1500 Human Resources and Employment Services Index	$100.00	$176.48	$177.11	$191.21	$209.27	$266.36

ITEM 6. SELECTED FINANCIAL DATA.
The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years. This table should be read in conjunction with the other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this report. The statement of earnings data for the 2014 and 2013 fiscal years as well as the balance sheet data as of 2015, 2014 and 2013 are derived from consolidated financial statements previously on file with the SEC.

(In millions except per share amounts)	2017	2016	2015 (1)	2014	2013

Revenue from services	$5,374.4	$5,276.8	$5,518.2	$5,562.7	$5,413.1
Earnings from operations	83.3	63.2	53.8	23.7	58.9
Gain on investment in PersolKelly Asia Pacific (2)	—	87.2	—	—	—
Net earnings	71.6	120.8	53.8	23.7	58.9

Basic earnings per share	1.84	3.10	1.39	0.61	1.54
Diluted earnings per share	1.81	3.08	1.39	0.61	1.54

Dividends per share
Classes A and B common	0.30	0.275	0.20	0.20	0.20

Working capital (3)	458.1	443.5	411.3	428.1	474.5
Total assets	2,376.3	2,028.1	1,939.6	1,917.9	1,798.6
Total noncurrent liabilities	300.5	245.0	228.4	224.1	214.0

(1)	Fiscal year included 53 weeks.

(2)	Represents the fair value of the Company’s investment in PersolKelly Asia Pacific in addition to the cash received less the carrying value of assets transferred to the joint venture.

(3)	Working capital is calculated as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
The Workforce Solutions Industry
The staffing industry has changed dramatically over the last decade—transformed by globalization, automation, competitive consolidation and secular shifts in labor supply and demand. Global employment trends are reshaping and redefining traditional employment models, sourcing strategies and human resource capability requirements. In response, the industry has accelerated its evolution from commercial into specialized staffing, and has expanded into outsourced solutions.
The broader workforce solutions industry has continued to evolve to meet businesses’ growing demand for total workforce solutions. As clients’ workforce solutions strategies move up the maturity model, use of a talent supply chain management approach, which seeks to manage all categories of talent (temporary, project-based, outsourced and full-time), represents significant market potential.
Strategic clients are increasingly looking for global, flexible and holistic talent solutions that encompass all worker categories, driving adoption of a talent supply chain management approach covering temporary staffing, Contingent Workforce Outsourcing (“CWO”), Recruitment Process Outsourcing (“RPO”), Business Process Outsourcing (“BPO”), independent contractor management, strategic workforce planning, talent advisory services and more. Across all regions, the structural shifts toward higher-skilled, project-based specialized talent continue to represent long-term opportunities for the industry.

Our Business
Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. In early 2017, we restructured components of our previous Americas Commercial, Americas PT and OCG segments under a single delivery organization, triggering a change in our operating structure. We now provide staffing through our branch networks in our Americas and International operations, with commercial and specialized professional/technical staffing businesses in the Americas and Europe, respectively. In July 2016, we moved our APAC staffing operations into our expanded joint venture with Persol Holdings (formerly Temp Holdings), PersolKelly Asia Pacific (the “JV”), enabling us to more efficiently provide staffing solutions to customers throughout the APAC region via the JV. We also provide a suite of innovative talent fulfillment and outcome-based solutions through our Global Talent Solutions (“GTS”) segment, which delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, GTS helps customers plan for, manage and execute their acquisition of contingent labor, full-time labor and free agents, and gain access to service providers and quality talent at competitive rates with minimized risk.
We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S., but is 55 days on a global basis as of the 2017 year end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

Our Strategy and Outlook
Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry. To achieve this, we are focused on the following key areas:

•	Continue to build our core strengths in branch-delivered staffing in key markets where we have scale or specialization;

•	Maintain our position as a market-leading provider of talent management solutions in our GTS segment; and

•	Lower our costs through deployment of efficient service delivery models.

2017 was a year of strategic and operational progress that demonstrated our commitment to profitable growth. We delivered solid top-line growth and increasing earnings, even as we invested in our future. Early in the year, we reorganized our operating segments and restructured to create a more efficient and focused delivery organization. We invested in our Americas Staffing and International Staffing operations by adding additional sales and recruiting talent. In GTS, we are exercising price discipline and are continuing to invest in higher margin outcome-based and outsourcing solutions that align with market demands. In September 2017, we completed our acquisition of Teachers On Call, which exemplifies our commitment to focus and grow in solutions where we see outsized market potential. And finally, we are accelerating investment in initiatives to enhance technology and process automation. Our 2017 results confirm our growth strategy:

•	Earnings from operations for the full year of 2017 totaled $83.3 million compared to $63.2 million in 2016

•	We delivered gross profit growth of more than 5%, or nearly 9% when excluding our APAC staffing operations from the first half of 2016, and our gross profit rate increased 60 basis points to 17.8%

•	Conversion rate, or return on gross profit, continues to be a key metric to measure our drive for profitable growth. Our 2017 conversion rate was 8.7% compared to 7.0% in 2016

•	Cash from operating activities and free cash flow generation increased year over year

Kelly continues to focus on accelerating the execution of our strategy and making the necessary investments and adjustments to advance that strategy. We have set our sights on becoming an even more competitive, consultative and profitable company, and we are reshaping our business to make that vision a reality. We will measure our progress against both revenue and gross profit growth, as well as earnings and conversion rate. The goals we have established are based on the current economic and business environment, and may change as conditions warrant. We expect:

•	To grow higher margin professional and technical specialty and outsourced solutions, creating a more balanced portfolio that yields benefits from an improved mix;

•	To build on our core strength in branch-delivered staffing;

•
To accelerate our ongoing investments in specialty solutions with significant growth opportunities, such as our acquisition of Teachers On Call to augment our Kelly Educational Staffing business in the U.S.;

•	To deliver structural improvements in costs through investments in technology and process automation that ensure a return from our delivery infrastructure and, as a result;

•	Our conversion rate to continue to improve.

Looking ahead, we are keeping a watchful eye on the global market while anticipating an increasing demand for skilled workers. We know that companies are relying more heavily on the use of flexible staffing models; there is growing acceptance of shifting work styles and contractual employment by companies and talent alike; and companies are seeking more comprehensive workforce management solutions that lend themselves to Kelly’s wide range of human resources solutions. This shift in demand for contingent labor and strategic solutions plays to our strengths and experience.

Financial Measures
The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2017 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2016. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative expenses (“SG&A”) within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.
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

Results of Operations
2017 versus 2016

Total Company
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$5,374.4	$5,276.8	1.9%		1.3%
Gross profit	954.1	906.3	5.3		4.7
SG&A expenses excluding restructuring charges	868.4	839.7	3.4		3.0
Restructuring charges	2.4	3.4	(31.6)		(31.2)
Total SG&A expenses	870.8	843.1	3.3		2.9
Earnings from operations	83.3	63.2	31.7
Earnings from operations excluding restructuring charges	85.7	66.6	28.5

Staffing fee-based income (included in revenue from services)	57.3	58.5	(2.2)		(3.7)
Gross profit rate	17.8%	17.2%	0.6	pts.
Conversion rate	8.7	7.0	1.7
Conversion rate excluding restructuring charges	9.0	7.4	1.6
Return on sales	1.5	1.2	0.3
Return on sales excluding restructuring charges	1.6	1.3	0.3

Total Company revenue from services for 2017 was up 1.9% in comparison to the prior year on a reported basis, and up 1.3% on a CC basis. As more fully described in the following discussions, revenue increases in the Americas Staffing and GTS segments were partially offset by a decline in the International Staffing segment. During 2016, we transferred our APAC staffing businesses for a 49% interest in the PersolKelly Asia Pacific joint venture, which is accounted for as an equity method investment, resulting in the decrease in International Staffing segment revenue.
The gross profit rate increased 60 basis points year over year. As more fully described in the following discussions, increases in the GTS and Americas Staffing gross profit rates were partially offset by a decline in the gross profit rate in International Staffing.
Total SG&A expenses increased 3.3% on a reported basis and 2.9% on a CC basis. Year-over-year increases in SG&A expenses in Americas Staffing and GTS reflect higher incentive-based compensation in those segments, and were partially offset by a decrease in International Staffing SG&A expenses, as a result of the APAC transaction. Included in total SG&A expenses for 2017 are restructuring charges of $2.4 million, relating primarily to an initiative to optimize our GTS service delivery models. Included in total SG&A expenses for 2016 are restructuring charges of $3.4 million, which relate to actions taken in the Americas Staffing and International Staffing segments to increase operational efficiency and prepare the businesses for future growth.
Income tax expense for 2017 was $12.8 million, compared to $30.0 million for 2016. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies that are used to fund nonqualified deferred compensation plans. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets. Income tax expense in 2017 included a $13.9 million charge to revalue net deferred tax assets due to the U.S. Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35% to 21%.  This charge was offset by a benefit from tax-free income on life insurance policies, and a benefit from the release of valuation allowances in Norway, Germany and France.  Income tax expense in 2016 included a $23.5 million charge from the gain on the investment in PersolKelly Asia Pacific, partially offset by a benefit from the release of valuation allowances in Italy.  Both 2017 and 2016 benefitted from the work opportunity credit, which is a temporary provision in the U.S. tax law and expires for employees hired after 2019.  While the work opportunity credit has routinely been extended, it is uncertain whether it will again be extended.

Americas Staffing
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$2,345.9	$2,191.6	7.0%		6.8%
Gross profit	429.1	398.2	7.8		7.6
SG&A expenses excluding restructuring charges	346.0	327.6	5.7		5.5
Restructuring charges	0.4	1.8	(80.0)		(79.8)
Total SG&A expenses	346.4	329.4	5.2		5.0
Earnings from operations	82.7	68.8	20.0
Earnings from operations excluding restructuring charges	83.1	70.6	17.5

Gross profit rate	18.3%	18.2%	0.1	pts.
Conversion rate	19.3	17.3	2.0
Conversion rate excluding restructuring charges	19.3	17.7	1.6
Return on sales	3.5	3.1	0.4
Return on sales excluding restructuring charges	3.5	3.2	0.3
The change in Americas Staffing revenue from services reflects a 7% increase in average bill rates, while hours volume was flat year over year. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Hours volume increases in the U.S. and Canada were offset by decreases in Mexico, Brazil and Puerto Rico. Americas Staffing represented 44% of total Company revenue in 2017 and 42% in 2016.
Revenue increased in educational staffing, which includes the impact of the September 2017 acquisition of Teachers On Call, light industrial, engineering, IT and science products.
The increase in the Americas Staffing gross profit rate was due to lower taxes and lower workers’ compensation expense, partially offset by negative customer mix. We regularly update our estimates of open workers’ compensation claims. As a result, we reduced our estimated costs of prior year workers’ compensation claims in Americas Staffing by $2.4 million for 2017. This compares to an adjustment reducing prior year workers’ compensation claims by $0.5 million for 2016.
Total SG&A expenses increased 5.2% year over year, due to higher performance-based compensation costs and additional sales and recruiting resources to capture growing demand in the last half of the year. Included in total SG&A expenses for 2016 are restructuring charges of $1.8 million, which represent severance costs related to headcount reductions as well as lease buyout costs due to branch consolidations.

GTS
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$1,998.9	$1,977.1	1.1%		1.0%
Gross profit	373.7	345.9	8.1		7.9
SG&A expenses excluding restructuring charges	294.7	287.3	2.6		2.5
Restructuring charges	2.0	0.4	415.5		417.6
Total SG&A expenses	296.7	287.7	3.1		3.0
Earnings from operations	77.0	58.2	32.4
Earnings from operations excluding restructuring charges	79.0	58.6	35.0

Gross profit rate	18.7%	17.5%	1.2	pts.
Conversion rate	20.6	16.8	3.8
Conversion rate excluding restructuring charges	21.1	16.9	4.2
Return on sales	3.9	2.9	1.0
Return on sales excluding restructuring charges	4.0	3.0	1.0
Revenue from services increased 1.1% in comparison to 2016. Revenue increases in KellyConnect, BPO and CWO practices were partially offset by declines in our centrally delivered staffing and payroll business. GTS revenue represented 37% of total Company revenue in 2017 and 38% in 2016.
The increase in the GTS gross profit rate was due to favorable product and customer mix, lower taxes and benefit costs, along with a decrease in workers’ compensation costs.
Total SG&A expenses increased 3.1% from 2016. Included in total SG&A expenses for 2017 are restructuring charges of $2.0 million, representing severance relating to an initiative to optimize our service delivery models in this segment. The remaining cost increase is due to headcount and salary costs related to additional and expanding programs, coupled with additional performance-based incentive costs. These increases were partially offset by lower bad debt expense compared to higher write-offs for certain accounts in 2016.

International Staffing
(Dollars in millions)

	2017	2016	Change		CC Change
Revenue from services	$1,048.2	$1,127.1	(7.0)%		(9.0)%
Gross profit	153.7	166.4	(7.7)		(9.8)
SG&A expenses excluding restructuring charges	131.6	145.7	(9.8)		(11.6)
Restructuring charges	—	1.2	(100.0)		(100.0)
Total SG&A expenses	131.6	146.9	(10.4)		(12.2)
Earnings from operations	22.1	19.5	13.3
Earnings from operations excluding restructuring charges	22.1	20.7	7.2

Gross profit rate	14.7%	14.8%	(0.1)	pts.
Conversion rate	14.4	11.7	2.7
Conversion rate excluding restructuring charges	14.4	12.4	2.0
Return on sales	2.1	1.7	0.4
Return on sales excluding restructuring charges	2.1	1.8	0.3

International Staffing includes the Company’s APAC region staffing business prior to the transaction to form the PersolKelly Asia Pacific joint venture in the third quarter of 2016, resulting in a 19% decrease in International Staffing revenue from services. This decrease, partially offset by a 9% increase in hours volume and 3% increase in average bill rates (flat on a CC basis) from our European operations, accounted for the change in revenue from services. The increase in hours volume was primarily due to increases in Portugal, France and Russia. International Staffing represented 20% of total Company revenue in 2017 and 21% in 2016.
The decline in the gross profit rate from 2016 is due to change in customer mix, partially offset by a one-time benefit related to French payroll tax adjustments.
Total SG&A expenses decreased 10.4% on a reported basis, due primarily to the transfer of the APAC staffing business, which resulted in a 16% decrease. This decrease was partially offset by a 5% increase in SG&A expenses related to continued investments in recruiters in the European branch network, and the effect of higher bad debt expense. Included in total SG&A expenses for 2016 are restructuring charges of $1.2 million. These charges reflect a repositioning of the operating model to pursue growth in staffing fee-based income and specialized temporary staffing business in Italy.

Results of Operations
2016 versus 2015

Total Company
(Dollars in millions)

	2016 (52 Weeks)	2015 (53 Weeks)	Change		CC Change
Revenue from services	$5,276.8	$5,518.2	(4.4)%		(3.2)%
Gross profit	906.3	920.3	(1.5)		(0.5)
SG&A expenses excluding restructuring charges	839.7	853.6	(1.6)		(0.7)
Restructuring charges	3.4	—	NM		NM
Total SG&A expenses	843.1	853.6	(1.2)		(0.3)
Earnings from operations	63.2	66.7	(5.2)
Earnings from operations excluding restructuring charges	66.6	66.7	(0.1)

Staffing fee-based income (included in revenue from services)	58.5	65.3	(10.3)		(8.3)
Gross profit rate	17.2%	16.7%	0.5	pts.
Conversion rate	7.0	7.2	(0.2)
Conversion rate excluding restructuring charges	7.4	7.2	0.2
Return on sales	1.2	1.2	—
Return on sales excluding restructuring charges	1.3	1.2	0.1
Total Company results of operations for 2016 were impacted by the transfer of APAC region staffing businesses to the PersolKelly Asia Pacific joint venture in the third quarter of 2016.
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
The gross profit rate increased 50 basis points year over year. The transfer of the APAC businesses, which had lower gross profit rates than the Company average, accounted for 10 basis points of the increase. Additionally, as more fully described in the following discussions, increases in the GTS and Americas Staffing gross profit rates were partially offset by a decline in the gross profit rate in International Staffing.
Total SG&A expenses decreased 1.2% on a reported basis and 0.3% on a CC basis. Included in SG&A expenses are restructuring charges of $3.4 million, which relate primarily to actions taken in the Americas Staffing and International Staffing regions to manage operating expenses and prepare the businesses for future growth. The year-over-year decrease in SG&A expenses reflects the transfer of APAC staffing operations to the joint venture, decreases in expense in our staffing operations and savings from reductions in performance-based compensation expenses. These decreases were partially offset by an increase in GTS SG&A expenses due to current and expected growth in that segment.
Income tax expense for 2016 was $30.0 million, compared to $8.7 million for 2015. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, or changes in judgment regarding the realizability of deferred tax assets. The increase in income tax expense from the prior year is primarily due to tax expense of $23.5 million from the gain on the investment in PersolKelly Asia Pacific, the impact of which is partially offset by a benefit from the release of valuation allowances in Italy.

Americas Staffing
(Dollars in millions)

	2016 (52 Weeks)	2015 (53 Weeks)	Change		CC Change
Revenue from services	$2,191.6	$2,209.0	(0.8)%		0.3%
Gross profit	398.2	394.1	1.0		1.8
SG&A expenses excluding restructuring charges	327.6	333.6	(1.8)		(1.2)
Restructuring charges	1.8	—	NM		NM
Total SG&A expenses	329.4	333.6	(1.3)		(0.7)
Earnings from operations	68.8	60.5	13.8
Earnings from operations excluding restructuring charges	70.6	60.5	16.8

Gross profit rate	18.2%	17.8%	0.4	pts.
Conversion rate	17.3	15.3	2.0
Conversion rate excluding restructuring charges	17.7	15.3	2.4
Return on sales	3.1	2.7	0.4
Return on sales excluding restructuring charges	3.2	2.7	0.5
The decrease in reported Americas Staffing revenue from services was due to a 2% decrease in hours volume, partially offset by a 1% increase in average bill rates. The decrease in hours volume is due, in part, to the 53rd week in 2015, which added approximately 1% to 2015 revenue in Americas Staffing. The increase in average bill rates was primarily due to wage inflation and the resulting impact on the bill rate. Americas Staffing represented 42% of total Company revenue in 2016 and 40% in 2015.
The increase in the gross profit rate was primarily due to lower taxes, partially offset by higher workers’ compensation and employee benefit costs, and the negative impact of changes in customer mix.
Total SG&A expenses decreased 1.3% on a reported basis and 0.7% on a CC basis due mainly to lower performance-based compensation. Included in 2016 SG&A expenses are restructuring charges of $1.8 million. These charges represent severance costs related to headcount reductions as well as lease buyout costs due to branch consolidations.

GTS
(Dollars in millions)

	2016 (52 Weeks)	2015 (53 Weeks)	Change		CC Change
Revenue from services	$1,977.1	$1,997.2	(1.0)%		(0.7)%
Gross profit	345.9	331.4	4.3		4.8
SG&A expenses excluding restructuring charges	287.3	260.5	10.3		10.8
Restructuring charges	0.4	—	NM		NM
Total SG&A expenses	287.7	260.5	10.4		11.0
Earnings from operations	58.2	70.9	(18.0)
Earnings from operations excluding restructuring charges	58.6	70.9	(17.5)

Gross profit rate	17.5%	16.6%	0.9	pts.
Conversion rate	16.8	21.4	(4.6)
Conversion rate excluding restructuring charges	16.9	21.4	(4.5)
Return on sales	2.9	3.6	(0.7)
Return on sales excluding restructuring charges	3.0	3.6	(0.6)
Revenue from services in the GTS segment decreased during 2016 due primarily to revenue declines in our centrally delivered staffing business due to lower demand. This decrease was partially offset by growth in the BPO, CWO and RPO practice areas due primarily to the expansion of programs with existing customers and, to a lesser extent, new customer programs. The 53rd week in 2015 added approximately 1% to 2015 revenue in GTS. GTS revenue represented 38% of total Company revenue in 2016 and 36% in 2015.
The GTS gross profit rate increased primarily due to favorable product and customer mix and lower taxes, partially offset by higher employee benefit costs.
The increase in SG&A expenses was primarily a result of costs related to additional sales resources, costs associated with increased volume with existing customers and implementation of new business, including salaries and performance-based compensation, and bad debt expense. The bad debt expense was primarily related to certain aged accounts receivable at a subsidiary in Germany.

International Staffing
(Dollars in millions)

	2016 (52 Weeks)	2015 (53 Weeks)	Change		CC Change
Revenue from services	$1,127.1	$1,332.7	(15.4)%		(12.7)%
Gross profit	166.4	199.0	(16.3)		(14.0)
SG&A expenses excluding restructuring charges	145.7	175.7	(17.0)		(14.3)
Restructuring charges	1.2	—	NM		NM
Total SG&A expenses	146.9	175.7	(16.4)		(13.7)
Earnings from operations	19.5	23.3	(16.2)
Earnings from operations excluding restructuring charges	20.7	23.3	(11.4)

Gross profit rate	14.8%	14.9%	(0.1)	pts.
Conversion rate	11.7	11.7	—
Conversion rate excluding restructuring charges	12.4	11.7	0.7
Return on sales	1.7	1.7	—
Return on sales excluding restructuring charges	1.8	1.7	0.1
International Staffing includes the Company’s APAC region staffing business prior to the transaction to form the PersolKelly Asia Pacific joint venture in the third quarter of 2016, resulting in a 14% decrease in International Staffing revenue from services. This decrease, combined with a 3% decrease in average bill rates (flat on a CC basis) and partially offset by a 2% increase in hours volume in our European operations, accounted for the change in revenue from services. The increase in hours volume was primarily due to increased customer demand in Portugal. International Staffing represented 21% of total Company revenue in 2016 and 24% in 2015. The 53rd week in 2015 added approximately 1% to 2015 revenue in International Staffing.
The International Staffing gross profit rate decrease was mainly driven by unfavorable customer mix in Switzerland.
Total SG&A expenses decreased 16.4% on a reported basis and 13.7% on a CC basis, primarily due to the transfer of the APAC staffing business. Additionally, SG&A expenses decreased in the EMEA region due to effective cost control in headquarters expenses across the region. Included in SG&A expenses are restructuring charges of $1.2 million, which reflect a repositioning of the operating model to pursue growth in staffing fee-based income and specialized temporary staffing business in Italy.

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
Cash and Equivalents
Cash and equivalents totaled $32.5 million at year-end 2017, compared to $29.6 million at year-end 2016. As further described below, during 2017, we generated $71.2 million of cash from operating activities, used $61.0 million of cash for investing activities and used $3.4 million in cash for financing activities.
Operating Activities
In 2017, we generated $71.2 million of net cash from operating activities, as compared to generating $39.6 million in 2016 and generating $25.3 million in 2015. The change from 2016 to 2017 was primarily driven by a decrease in performance based compensation payments, partially offset by the impact of higher DSO as discussed below. The change from 2015 to 2016 was primarily due to lower growth in trade accounts receivable.
Trade accounts receivable totaled $1.3 billion at year-end 2017 and $1.1 billion in 2016. Global DSO for the fourth quarter was 55 days for 2017, compared to 53 days for 2016. The increase of DSO by 2 days is due primarily to customer mix.
Our working capital position (total current assets less total current liabilities) was $458.1 million at year-end 2017, an increase of $14.6 million from year-end 2016. The current ratio (total current assets divided by total current liabilities) was 1.5 at year-end 2017 and 1.6 at year-end 2016.
Investing Activities
In 2017, we used $61.0 million of net cash for investing activities, compared to generating $10.3 million in 2016 and using $17.6 million in 2015. Included in cash used for investing activities in 2017 is $37.2 million for the acquisition of Teachers On Call, net of the cash received. Included in cash generated from investing activities in 2016 is $23.3 million of net cash representing the cash received less the cash deconsolidated relating to the PersolKelly Asia Pacific joint venture transaction. Capital expenditures, which totaled $24.6 million in 2017, $12.7 million in 2016 and $16.9 million in 2015, were primarily related to the Company’s technology programs. The increase reflects higher spending for technology programs, IT infrastructure and headquarters building improvements in 2017 as compared to 2016.
Financing Activities
In 2017, we used $3.4 million of cash for financing activities, as compared to using $69.1 million in 2016 and using $44.0 million in 2015. Changes in net cash from financing activities are primarily related to short-term borrowing activities. Debt totaled $10.2 million at year-end 2017 and was zero at year-end 2016. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.9% at year-end 2017 and 0.0% at year-end 2016.
In 2017, the net change in short-term borrowings was primarily due to borrowings on our revolving credit facility. In 2016 and 2015, the net change in short-term borrowings was primarily due to payments on our U.S. securitization facility.
Dividends paid per common share were $0.30 in 2017, $0.275 in 2016 and $0.20 in 2015. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.

Contractual Obligations and Commercial Commitments
Summarized below are our obligations and commitments to make future payments as of year-end 2017:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Operating leases	$82.8	$25.9	$34.4	$16.2	$6.3
Short-term borrowings	10.2	10.2	—	—	—
Accrued insurance	75.6	25.7	23.5	9.8	16.6
Accrued retirement benefits	193.2	15.5	31.1	30.4	116.2
Other long-term liabilities	8.5	1.7	3.1	1.7	2.0
Uncertain income tax positions	1.4	0.1	0.5	0.3	0.5
Purchase obligations	31.8	20.4	11.1	0.3	—

Total	$403.5	$99.5	$103.7	$58.7	$141.6

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2017 year end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
At year-end 2017, we had $140.5 million of available capacity on our $150.0 million revolving credit facility and $145.0 million of available capacity on our $200.0 million securitization facility. The securitization facility had no short-term borrowings and $55.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. Throughout 2017 and as of the 2017 year end, we met the debt covenants related to our revolving credit facility and securitization facility.
At year-end 2017, we also had additional unsecured, uncommitted short-term credit facilities totaling $9.8 million, under which we had $0.7 million of borrowings. Details of our debt facilities as of the 2017 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

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
Workers’ Compensation
In the U.S., we have a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. There is no aggregate limitation on our per-accident exposure under these insurance and self-insurance programs. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. We retain an independent consulting actuary to establish ultimate loss forecasts for the current and prior accident years of our insurance and self-insurance programs. The consulting actuary establishes loss development factors, based on our historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, the consulting actuary may consider factors such as the nature, frequency and severity of the claims; reserving practices of our third party claims administrators; performance of our medical cost management and return to work programs; changes in our territory and business line mix; and current legal, economic and regulatory factors such as industry estimates of medical cost trends. Where appropriate, multiple generally accepted actuarial techniques are applied and tested in the course of preparing the loss forecast. We use the ultimate loss forecasts, as developed by the consulting actuary, to establish total expected program costs for each accident year by adding our estimates of non-loss costs such as claims handling fees and excess insurance premiums. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, we record a receivable from the insurance company for the excess amount.
We evaluate the accrual quarterly throughout the year and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $59.4 million and $59.7 million at year-end 2017 and 2016, respectively.
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

The U.S. Tax Cuts and Jobs Act (“The Act”) was signed into law on December 22, 2017. We have accounted for certain tax effects of The Act on a provisional basis, in accordance with SEC Staff Accounting Bulletin 118. We have determined reasonable estimates for any income tax effects whose analysis is incomplete. We have incorporated our reasonable estimates in our financial statements as of December 31, 2017 and plan to complete our accounting during the one-year measurement period.

Equity Method Investment

We account for our investment in PersolKelly Asia Pacific under the equity method of accounting. We review our equity method investment for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. An impairment assessment requires the exercise of judgment related to financial trends, forecasts, relevant events, as well as any operating, economic, legal or regulatory changes that may have an impact on the investment. There were no indicators of an other-than-temporary impairment in 2017 or 2016. As of year-end 2017 and 2016, the equity method investment was $117.4 million and $114.8 million, respectively. See the Investment in PersolKelly Asia Pacific footnote in the notes to our consolidated financial statements.

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
We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2017 and 2016 and determined that goodwill was not impaired. In 2017, we elected to perform a step one quantitative assessment for the Americas Staffing and GTS reporting units. In 2016, we elected to perform a step one quantitative assessment for our previous Americas Commercial, Americas PT and OCG reporting units.
Our step one analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. As a measure of sensitivity, both reporting units have an estimated fair value that is at least double the carrying value in 2017. In addition, reducing our revenue growth rate assumptions by more than 100% would not result in the estimated fair value falling below book value for both reporting units.
At year-end 2017 and 2016, total goodwill amounted to $107.1 million and $88.4 million, respectively (see the Goodwill footnote in the notes to our consolidated financial statements).
Litigation
Kelly is subject to legal proceedings, investigations and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel, results of similar litigation and, in the case of class action lawsuits, participation rates. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2017 and 2016, the gross accrual for litigation costs amounted to $5.3 million and $9.2 million, respectively, which are included in accounts payable and accrued liabilities in the consolidated balance sheet.
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
In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expenses in the period in which we made such a determination. In addition, for billing adjustments related to errors, service issues and compromises on billing disputes, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required, and we would record a credit or charge to revenue from services in the period in which we made such a determination. As of year-end 2017 and 2016, the allowance for uncollectible accounts receivable was $12.9 million and $12.5 million, respectively.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions and disruptions, changing market and economic conditions, our ability to achieve our business strategy, the risk of damage to our brand, the risk our intellectual property assets could be infringed upon or compromised, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, our increasing dependency on third parties for the execution of critical functions, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates including PersolKelly Asia Pacific, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with the government or government contractors, risks associated with conducting business in foreign countries, including foreign currency fluctuations, risks associated with violations of anti-corruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyber attacks or other breaches of network or information technology security, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology projects, our ability to maintain adequate financial and management processes and controls, risk of potential impairment charges triggered by adverse industry developments or operational circumstances, unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, the impact of changes in laws and regulations (including federal, state and international tax laws), competition law risks, the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward looking statements contained herein, and we have no intention to update these statements. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to foreign currency risk primarily related to our foreign subsidiaries.  Exchange rates impact the U.S. dollar value of our reported earnings, our investments in and held by subsidiaries, local currency denominated borrowings and intercompany transactions with and between subsidiaries.  Our foreign subsidiaries primarily derive revenues and incur expenses within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with normal business operations.  Accordingly, changes in foreign currency rates vs. the U.S. dollar generally do not impact local cash flows.  Intercompany transactions which create foreign currency risk include services, royalties, loans, contributions and distributions.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2017 earnings.
Marketable equity investments, representing our available-for-sale investment in Persol Holdings, are stated at fair value and marked to market through stockholders’ equity, net of tax. Impairments in value below historical cost, if any, deemed to be other than temporary, would be expensed in the consolidated statement of earnings. See the Fair Value Measurements footnote in the notes to our consolidated financial statements of this Annual Report on Form 10-K for further discussion.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 46 of this filing and are presented in pages 47-81.
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
Attestation Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant,” which is included on page 40, and “Code of Business Conduct and Ethics,” which is included on page 41, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on pages 41-42, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.
ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.
The following individuals serve as executive officers of the Company as of December 31, 2017:

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
George S. Corona President and Chief Executive Officer	59	2000	Served as officer of the Company.

Teresa S. Carroll Executive Vice President, President, Global Talent Solutions and General Manager - Sales, Marketing and HR	52	2000	Served as officer of the Company.

Peter W. Quigley Executive Vice President, President, Global Staffing and General Manager - IT, Global Service and Global Business Service	56	2004	Served as officer of the Company.

Steven S. Armstrong Senior Vice President and General Manager, U.S. Operations	60	1994	Served as officer of the Company.

Hannah S. Lim-Johnson (1) Chief Legal Officer	46	2017
September 2017 - Present
Served as officer of the Company

October 2016 - April 2017
Deputy General Counsel, Chief Litigation
Counsel & Assistant Corporate Secretary -
PSEG, Newark, NJ

June 2012 - September 2016
VP, Chief Litigation & Chief Compliance
Counsel - ADT Corp, Boca Raton, FL

Olivier G. Thirot Senior Vice President and and Chief Financial Officer	56	2008	Served as officer of the Company.

Laura S. Lockhart Vice President, Corporate Controller and Chief Accounting Officer	48	2008	Served as officer of the Company.
(1) Ms. Lim-Johnson was appointed Chief Legal Officer effective September 2017.

CODE OF BUSINESS CONDUCT AND ETHICS.
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 82. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.
ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
Equity Compensation Plan Information
The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders - Evergreen provision (1), (2)	—	$—	—

Equity compensation plans approved by security holders - Fixed Share provision (1), (3)	—	—	4,533,702

Equity compensation plans not approved by security holders (4)	—	—	93,055

Total	—	$—	4,626,757

(1)	The equity compensation plan approved by our stockholders is our Equity Incentive Plan.

(2)
The Evergreen provision applied to shares granted prior to May 10, 2017, and the Equity Incentive Plan provided that the maximum number of shares available for grants, including stock options and restricted stock, was 15 percent of the outstanding Class A common stock, adjusted for plan activity over the preceding five years. The Company has no plans to issue additional shares under the Evergreen provision that was in effect prior to May 10, 2017.

The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Evergreen provision excludes: 417,101 shares of restricted stock; performance shares that have been earned but not yet vested totaling 249,827 shares of financial measure performance awards, 216,942 shares of total shareholder return performance awards, and 34,700 shares of single financial measure performance awards; and performance shares granted to employees and not yet earned or vested totaling 574,201 shares of financial measure performance awards and 225,388 shares of total shareholder return performance awards, each calculated using an assumed maximum award performance level of 200%, at December 31, 2017.

(3)	The Fixed Share provision applies to shares granted on and after May 10, 2017, and the amended Equity Incentive Plan provides that the maximum number of shares available for grants is 4,700,000.
The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Fixed Share provision excludes: 22,750 shares of restricted stock; performance shares that have been earned but not yet vested totaling 15,548 of single financial measure performance awards; and performance shares granted to employees and not yet earned or vested totaling 74,624 shares of financial measure performance awards and 37,308 shares of total shareholder return performance awards, each calculated using an assumed maximum award performance level of 200%, at December 31, 2017.

(4)
The Non-Employee Directors Deferred Compensation Plan is an equity compensation plan that has not been approved by our stockholders. This plan provides non-employee directors with the opportunity to defer all or a portion of the fees they receive. Participants may elect to have director fees that are paid in either cash or common stock, deferred into the plan. Participants choose from a list of investment funds as determined by the Company for their deferrals of cash. Deferrals of common stock must remain in common stock. Amounts deferred under the plan are subject to applicable tax withholding. The plan is intended to be a non-qualified deferred compensation arrangement in compliance with Section 409A of the Code. 100,000 shares were registered for use with issuing shares for this plan.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial statements:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the three fiscal years ended December 31, 2017
Consolidated Statements of Comprehensive Income for the three fiscal years ended December 31, 2017
Consolidated Balance Sheets at December 31, 2017 and January 1, 2017
Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 31, 2017
Consolidated Statements of Cash Flows for the three fiscal years ended December 31, 2017
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule -
For the three fiscal years ended December 31, 2017:
Schedule II - Valuation Reserves
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits included beginning at page 82, which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 82 of this filing.

(c)	None.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2018		KELLY SERVICES, INC.
Registrant

	By	/s/ Olivier G. Thirot
Olivier G. Thirot
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2018	*	/s/ T. E. Adderley
T. E. Adderley
Executive Chairman and Chairman of the Board and Director

Date: February 20, 2018	*	/s/ G. S. Corona
G. S. Corona
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2018	*	/s/ C. M. Adderley
C. M. Adderley
Director

Date: February 20, 2018	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 20, 2018	*	/s/ J. E. Dutton
J. E. Dutton
Director

Date: February 20, 2018	*	/s/ T. B. Larkin
T. B. Larkin
Director

Date: February 20, 2018	*	/s/ L. A. Murphy
L. A. Murphy
Director

Date: February 20, 2018	*	/s/ D. R. Parfet
D. R. Parfet
Director

Date: February 20, 2018	*	/s/ H. Takahashi
H. Takahashi
Director

SIGNATURES (continued)

Date: February 20, 2018		/s/ O. G. Thirot
O. G. Thirot
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 20, 2018		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 20, 2018	*By	/s/ O.G. Thirot
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 48-49.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Kelly Services, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kelly Services, Inc. and its subsidiaries as of December 31, 2017 and January 1, 2017, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years ended December 31, 2017, January 1, 2017, and January 3, 2016, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of their operations and their cash flows for each of the three years ended December 31, 2017, January 1, 2017, and January 3, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 20, 2018

We have served as the Company’s auditor since at least 1960.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2017	2016	2015 (1)
	(In millions of dollars except per share items)
Revenue from services	$5,374.4	$5,276.8	$5,518.2

Cost of services	4,420.3	4,370.5	4,597.9

Gross profit	954.1	906.3	920.3

Selling, general and administrative expenses	870.8	843.1	853.6

Earnings from operations	83.3	63.2	66.7

Gain on investment in PersolKelly Asia Pacific	—	87.2	—

Other expense, net	(1.6)	(0.7)	(3.5)

Earnings before taxes and equity in net earnings (loss) of affiliate	81.7	149.7	63.2

Income tax expense	12.8	30.0	8.7

Net earnings before equity in net earnings (loss) of affiliate	68.9	119.7	54.5

Equity in net earnings (loss) of affiliate	2.7	1.1	(0.7)

Net earnings	$71.6	$120.8	$53.8

Basic earnings per share	$1.84	$3.10	$1.39
Diluted earnings per share	$1.81	$3.08	$1.39

Dividends per share	$0.30	$0.275	$0.20

Average shares outstanding (millions):
Basic	38.3	38.1	37.8
Diluted	39.0	38.4	37.9

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2017	2016	2015 (1)
	(In millions of dollars)
Net earnings	$71.6	$120.8	$53.8

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.2 million, tax expense of $0.0 million and tax benefit of $0.4 million, respectively	16.4	(0.6)	(19.4)
Less: Reclassification adjustments included in net earnings	—	(0.1)	(0.2)
Foreign currency translation adjustments	16.4	(0.7)	(19.6)

Unrealized gains (losses) on investment, net of tax expense of $30.2 million, tax benefit of $0.7 million and tax expense of $15.8 million, respectively	56.2	(1.1)	28.6

Pension liability adjustments, net of tax expense of $0.1 million, $0.0 million and $0.0 million, respectively	(0.6)	(0.3)	0.5
Less: Reclassification adjustments included in net earnings	0.1	0.1	0.1
Pension liability adjustments	(0.5)	(0.2)	0.6

Other comprehensive income (loss)	72.1	(2.0)	9.6

Comprehensive Income	$143.7	$118.8	$63.4

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2017	2016
	(In millions of dollars)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$32.5	$29.6
Trade accounts receivable, less allowances of $12.9 million and $12.5 million, respectively	1,286.7	1,138.3
Prepaid expenses and other current assets	65.1	46.7
Total current assets	1,384.3	1,214.6

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	291.8	270.0
Accumulated depreciation	(205.7)	(189.2)
Net property and equipment	86.1	80.8
Deferred taxes	183.4	180.1
Goodwill, net	107.1	88.4
Investment in equity affiliate	117.4	114.8
Other assets	499.9	349.4
Total noncurrent assets	993.9	813.5

TOTAL ASSETS	$2,378.2	$2,028.1

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2017	2016
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$10.2	$—
Accounts payable and accrued liabilities	537.7	455.1
Accrued payroll and related taxes	287.4	241.5
Accrued insurance	25.7	23.4
Income and other taxes	65.2	51.1
Total current liabilities	926.2	771.1

NONCURRENT LIABILITIES:
Accrued insurance	49.9	45.5
Accrued retirement benefits	178.1	157.4
Other long-term liabilities	72.5	42.1
Total noncurrent liabilities	300.5	245.0

Commitments and contingencies (See Commitments and Contingencies footnotes)

STOCKHOLDERS' EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2017 and 2016	36.6	36.6
Class B common stock, shares issued 3.5 million at 2017 and 2016	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.7 million shares at 2017 and 1.9 million at 2016	(34.6)	(38.4)
Class B common stock	(0.6)	(0.6)
Paid-in capital	32.2	28.6
Earnings invested in the business	983.6	923.6
Accumulated other comprehensive income	130.8	58.7
Total stockholders' equity	1,151.5	1,012.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,378.2	$2,028.1

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2017	2016	2015 (1)
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—
Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	—	—	—
Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(38.4)	(43.7)	(49.2)
Issuance of restricted stock and other	3.8	5.3	5.5
Balance at end of year	(34.6)	(38.4)	(43.7)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	28.6	25.4	24.9
Issuance of restricted stock and other	3.6	3.2	0.5
Balance at end of year	32.2	28.6	25.4

Earnings Invested in the Business
Balance at beginning of year	923.6	813.5	767.4
Net earnings	71.6	120.8	53.8
Dividends	(11.6)	(10.7)	(7.7)
Balance at end of year	983.6	923.6	813.5

Accumulated Other Comprehensive Income
Balance at beginning of year	58.7	60.7	51.1
Other comprehensive income (loss), net of tax	72.1	(2.0)	9.6
Balance at end of year	130.8	58.7	60.7
Stockholders’ Equity at end of year	$1,151.5	$1,012.0	$895.4

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2017	2016	2015 (1)
	(In millions of dollars)
Cash flows from operating activities:
Net earnings	$71.6	$120.8	$53.8
Noncash adjustments:
Depreciation and amortization	22.7	21.3	22.3
Provision for bad debts	5.6	11.0	3.7
Stock-based compensation	9.1	10.2	7.9
Deferred income taxes	(5.9)	7.4	(11.8)
Gain on investment in PersolKelly Asia Pacific equity affiliate	—	(87.2)	—
Other, net	(2.5)	(3.9)	(4.7)
Changes in operating assets and liabilities, net of acquisition	(29.4)	(40.0)	(45.9)

Net cash from operating activities	71.2	39.6	25.3

Cash flows from investing activities:
Capital expenditures	(24.6)	(12.7)	(16.9)
Acquisition of company, net of cash received	(37.2)	—	—
Net cash proceeds from investment in PersolKelly Asia Pacific equity affiliate	—	23.3	—
Proceeds from repayment of loan to PersolKelly equity affiliate	0.6	—	—
Investment in PersolKelly equity affiliate	—	—	(0.5)
Other investing activities	0.2	(0.3)	(0.2)

Net cash (used in) from investing activities	(61.0)	10.3	(17.6)

Cash flows from financing activities:
Net change in short-term borrowings	10.1	(55.9)	(34.7)
Dividend payments	(11.6)	(10.7)	(7.7)
Payments of tax withholding for restricted shares	(1.8)	(2.2)	(1.8)
Other financing activities	(0.1)	(0.3)	0.2

Net cash used in financing activities	(3.4)	(69.1)	(44.0)

Effect of exchange rates on cash and equivalents	(3.9)	6.6	(4.6)

Net change in cash and equivalents	2.9	(12.6)	(40.9)
Cash and equivalents at beginning of year	29.6	42.2	83.1

Cash and equivalents at end of year	$32.5	$29.6	$42.2

(1)	Fiscal year included 53 weeks.
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations Kelly Services, Inc. is a global workforce solutions provider operating throughout the world.
Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 31, 2017 (2017, which contained 52 weeks), January 1, 2017 (2016, which contained 52 weeks) and January 3, 2016 (2015, which contained 53 weeks). Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis. The Company’s operations in Brazil are accounted for on a one-month lag. The Company’s equity investment in PersolKelly Asia Pacific are accounted for on a one-quarter lag (see Investment in PersolKelly Asia Pacific footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period.
Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. In connection with the Company’s investment in PersolKelly Asia Pacific (formerly TS Kelly Asia Pacific) in the third quarter of 2016, the Commercial and PT staffing operations and certain OCG businesses in the APAC region were deconsolidated at that time. Certain prior period amounts have been reclassified to conform to the current presentation. All intercompany accounts and transactions have been eliminated.
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
Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $7.9 million in 2017 and $7.6 million in 2016 and 2015.
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
Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

Category	2017	2016	Life
	(In millions of dollars)
Land	$3.8	$3.8		—
Work in process	5.3	0.8		—
Buildings and improvements	64.9	61.1	15	to	45 years
Computer hardware and software	154.2	145.0	3	to	12 years
Equipment, furniture and fixtures	37.9	33.8		5	years
Leasehold improvements	25.7	25.5	The lesser of the life of the lease or 5 years.
Total property and equipment	$291.8	$270.0

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service. Depreciation expense was $21.8 million for 2017, $20.7 million for 2016 and $21.4 million for 2015.
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
Impairment of Long-Lived Assets, Intangible Assets, Goodwill and Equity Method Investments The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover the asset group’s carrying amount, in which the long-lived asset being tested for impairment resides, the asset is written down to its estimated fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or estimated fair value less cost to sell.
We test goodwill for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. We have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure. We may use a qualitative assessment for one or more reporting units for the annual goodwill impairment test if we have determined that it is more likely than not that the fair value of the reporting unit(s) is more than their carrying value.
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
We evaluate our equity method investment for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of our equity method investment, we will adjust our carrying amount of our investment to the adjusted fair value.
Accounts Payable Included in accounts payable are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $7.3 million and $8.8 million at year-end 2017 and 2016, respectively.
Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $18.6 million and $18.4 million at year-end 2017 and 2016, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.
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
Interest and penalties related to income taxes are classified as income tax expense.  U.S. taxes on global intangible low-taxed income will be accounted for as a current period expense when incurred.
Stock-Based Compensation The Company may grant restricted stock awards and units (collectively, “restricted stock”), stock options (both incentive and nonqualified), stock appreciation rights and performance awards to key employees associated with the Company’s Class A stock. The Company utilizes the market price on the date of grant as the fair value for restricted stock and the market price on the date of grant less the present value of the expected dividends not received during the vesting period for performance awards. The Company also estimates a fair value of performance awards related to relative total shareholder return using a Monte Carlo simulation model. The Company estimates the fair value of stock option awards, if any, on the date of grant using an option-pricing model. The value of awards is recognized as expense, net of forfeitures as they occur, over the requisite service periods in SG&A expense in the Company’s consolidated statements of earnings.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisition

On September 5, 2017, Kelly Services USA, LLC, a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding shares of Teachers On Call, Inc. (“TOC”), an educational staffing firm in the U.S. for a purchase price of $41.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by TOC at the closing date less an estimated working capital adjustment resulting in the Company paying cash of $39.0 million at closing. The purchase price allocation for this acquisition is preliminary and could change. As of year-end 2017, there have been no significant purchase price adjustments.

This acquisition will increase our market share in the educational staffing market in the U.S. TOC’s results of operations are included in the Americas Staffing segment.

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

Included in the assets purchased was approximately $18.3 million of intangible assets, made up of $12.0 million in customer relationships, $4.8 million associated with TOC’s trademark and $1.5 million for a candidate database. The customer relationships are being amortized on a straight-line basis over 10 years with no residual value and the database is being amortized on a straight-line basis over four years with no residual value. The trademark has an indefinite life. Goodwill generated from this acquisition is primarily attributable to expected synergies from combining operations and expanding market potential, and is assigned to the Americas Staffing reporting unit (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $18.3 million. An indemnification asset of $2.8 million was recognized as of the acquisition date related to pre-acquisition tax liabilities. At year-end 2017 the indemnification asset is $0.5 million with the change driven by cash received from the seller in the fourth quarter to pay pre-acquisition tax liabilities.

3. Investment in PersolKelly Asia Pacific
In 2016, the Company and Persol Holdings (formerly Temp Holdings), a leading integrated human resources company in Japan, completed a transaction to form a new joint venture, PersolKelly Asia Pacific (formerly TS Kelly Asia Pacific). The Company transferred its APAC staffing operations in exchange for a 49% ownership interest in PersolKelly Asia Pacific and $36.5 million in cash received at closing. The Company subsequently deconsolidated the contributed APAC staffing operations and recorded a $104.2 million investment in equity affiliate on the consolidated balance sheet, which represented the fair value of the Company’s ownership interest in PersolKelly Asia Pacific as of the date of the transaction.  As part of this transaction, in the third quarter of 2016, the Company deconsolidated the goodwill related to the contributed entities in our previous APAC PT and OCG segments amounting to $1.9 million.  In the fourth quarter of 2016, the Company received a $4.5 million post-close cash true-up adjustment from Persol Holdings.

The operating results of the Company’s interest in PersolKelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are included in equity in net earnings (loss) of affiliate in the consolidated statement of earnings, which amounted to $2.7 million in 2017 and $1.1 million in 2016. PersolKelly Asia Pacific will perform its annual impairment test of goodwill in its fourth quarter. Any impairment, if required, would then be recorded by the Company based on the one-quarter lag. We would consider any impairment recorded by PersolKelly Asia Pacific to be a triggering event to perform our own impairment analysis regarding our investment in PersolKelly Asia Pacific.
In 2015, equity in net earnings (loss) of affiliate represented the operating results of the Company’s interest in TS Kelly Workforce Solutions, a previous joint venture in which the Company held a 49% interest and which was transferred to PersolKelly Asia Pacific during the first quarter of 2017.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the third quarter of 2016, the Company recorded a pretax gain of $87.2 million on the investment in PersolKelly Asia Pacific in the consolidated statement of earnings, which represented the fair value of the Company’s retained investment in PersolKelly Asia Pacific in addition to the cash received less the carrying value of net assets transferred to the joint venture. Income taxes of $23.5 million on this gain resulted primarily from recording deferred income taxes on outside basis differences. The fair value of the Company’s contributed operations was determined using both an income-based and market-based approach. The income approach utilized a discounted cash flow analysis which included significant assumptions about the timing of future cash flows, growth rates and discount rates commensurate with the underlying risks of the investment. The market approach entailed deriving market multiples from publicly traded companies with similar financial and operating characteristics to PersolKelly Asia Pacific and corroborated the results of the discounted cash flow method.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $117.4 million as of year-end 2017 and $114.8 million as of year-end 2016. The net amount due to PersolKelly Asia Pacific, a related party, was $2.3 million as of year-end 2017 and $1.1 million as of year-end 2016. The amount included in trade accounts payable for staffing services provided by PersolKelly Asia Pacific as a supplier to CWO programs was $2.5 million as of year-end 2017 and $3.1 million as of year-end 2016. In 2017, TS Kelly Workforce Solutions made a loan repayment of $0.6 million to the Company and in 2015, we made cash contributions to TS Kelly Workforce Solutions totaling $0.5 million.
4. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present the assets carried at fair value as of year-end 2017 and 2016 on the consolidated balance sheet by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Year-End 2017
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.3	$4.3	$—	$—
Available-for-sale investment	228.1	228.1	—	—

Total assets at fair value	$232.4	$232.4	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2016
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.0	$4.0	$—	$—
Available-for-sale investment	141.2	141.2	—	—

Total assets at fair value	$145.2	$145.2	$—	$—

Money market funds as of year-end 2017 and 2016 represent investments in money market accounts, all of which are restricted as to use and are included in other assets on the consolidated balance sheet. The valuations were based on quoted market prices of those accounts as of the respective period end.
Available-for-sale investment represents the Company’s investment in Persol Holdings, the Company’s joint venture partner in PersolKelly Asia Pacific, and is included in other assets on the consolidated balance sheet. The valuation is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end. The unrealized gain, net of tax, of $56.2 million for the year ended 2017 and unrealized loss, net of tax, of $1.1 million for the year ended 2016 was

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded in other comprehensive income, as well as in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.4 million at year-end 2017 and $17.7 million at year-end 2016.
Assets Measured at Fair Value on a Nonrecurring Basis
We completed our annual impairment test of goodwill for all reporting units in the fourth quarter for the fiscal years ended 2017 and 2016 and determined that goodwill was not impaired.
In 2017 and 2016, we elected to complete a step one quantitative test for all of our reporting units with goodwill. For both years, the estimated fair value of each reporting unit tested exceeded its related carrying value. As a result of these quantitative assessments, we determined it was more likely than not that the fair value of each of the reporting units was more than its carrying value.
5. Restructuring

In the first quarter of 2017, the Company took restructuring actions in Global Talent Solutions and Americas Staffing to optimize service delivery models and deliver cost savings in 2017.

Restructuring costs incurred in 2017 totaled $2.4 million. Global Talent Solutions incurred $2.0 million and Americas Staffing incurred $0.4 million. All costs, which are primarily severance costs, were recorded entirely in SG&A expenses in the consolidated statement of earnings. Restructuring costs incurred in 2016 totaled $3.4 million and were recorded entirely in SG&A expenses in the consolidated statement of earnings. No restructuring costs were incurred in 2015.

A summary of our global restructuring balance sheet accrual, primarily included in accrued payroll and related taxes, is detailed below (in millions of dollars).

Balance as of year-end 2015	$0.5
Additions charged to Americas Staffing	1.8
Additions charged to International Staffing	1.2
Additions charged to Global Talent Solutions	0.4
Reductions for cash payments related to all restructuring activities	(3.4)
Balance as of year-end 2016	0.5
Additions charged to charged to Global Talent Solutions	2.0
Additions charged to Americas Staffing	0.4
Reductions for cash payments related to all restructuring activities	(2.7)
Balance as of year-end 2017	$0.2

The remaining balance of $0.2 million as of year-end 2017 primarily represents severance costs and the majority is expected to be paid during the first quarter of 2018. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill
As discussed in the Segment Disclosures footnote, during the first quarter of 2017 the Company’s chief operating decision maker (“CODM”) changed the way he regularly reviews information for purposes of allocating resources and assessing performance, which resulted in a change in our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach and completed an impairment test at that time and determined that no impairment existed. In addition, as discussed in the Fair Value Measurements footnote, we completed our annual assessment of any potential goodwill impairment for all reporting units with goodwill and determined that no impairment existed.
The changes in the carrying amount of goodwill for the fiscal year 2017 are included in the table below. See Acquisition footnote for a description of the additions to goodwill in 2017.

	As of Year-End 2016					As of Year-End 2017
	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net	Allocation of Goodwill	Additions to Goodwill	Goodwill
	(In millions of dollars)
Americas Commercial	$40.0	$(16.4)	$23.6	$(23.6)	$—	$—
Americas PT	37.9	—	37.9	(37.9)	—	—
EMEA Commercial	50.4	(50.4)	—	—	—	—
EMEA PT	22.0	(22.0)	—	—	—	—
APAC Commercial	12.1	(12.1)	—	—	—	—
APAC PT	—	—	—	—	—	—
OCG	26.9	—	26.9	(26.9)	—	—

Americas Staffing	—	—	—	25.9	18.7	44.6
Global Talent Solutions	—	—	—	62.5	—	62.5
International Staffing	—	—	—	—	—	—

	$189.3	$(100.9)	$88.4	$—	$18.7	$107.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the net carrying amount of goodwill for the fiscal year 2016 are shown in the table below. Upon the formation of the PersolKelly Asia Pacific joint venture during the third quarter of 2016 (see Investment in PersolKelly Asia Pacific footnote), the Company deconsolidated the goodwill related to the contributed entities in our previous APAC PT and OCG segments amounting to $1.9 million.

	As of Year-End 2015			As of Year-End 2016
	Goodwill, Gross	Accumulated Impairment Losses	Adjustments to Goodwill	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
	(In millions of dollars)
Americas
Americas Commercial	$40.0	$(16.4)	$—	$40.0	$(16.4)	$23.6
Americas PT	37.9	—	—	37.9	—	37.9
Total Americas	77.9	(16.4)	—	77.9	(16.4)	61.5

EMEA
EMEA Commercial	50.4	(50.4)	—	50.4	(50.4)	—
EMEA PT	22.0	(22.0)	—	22.0	(22.0)	—
Total EMEA	72.4	(72.4)	—	72.4	(72.4)	—

APAC
APAC Commercial	12.1	(12.1)	—	12.1	(12.1)	—
APAC PT	1.4	—	(1.4)	—	—	—
Total APAC	13.5	(12.1)	(1.4)	12.1	(12.1)	—

OCG	27.4	—	(0.5)	26.9	—	26.9
Consolidated Total	$191.2	$(100.9)	$(1.9)	$189.3	$(100.9)	$88.4
7. Other Assets
Included in other assets are the following:

	2017	2016
	(In millions of dollars)
Life insurance cash surrender value (see Retirement Benefits footnote)	$188.7	$165.0
Available-for-sale investment (see Fair Value Measurements footnote)	228.1	141.2
Wage subsidy receivable	28.1	22.3
Workers' compensation receivable	10.5	6.8
Intangibles, net of accumulated amortization of $18.6 million in 2017 and $16.7 million in 2016	18.2	0.6
Other	26.3	13.5

Other assets	$499.9	$349.4

Wage subsidy receivable is related to a law to enhance the competitiveness of businesses in France. Workers’ compensation receivable represents receivables from the insurance company for U.S. workers’ compensation claims in excess of the applicable loss limits. In 2017, $18.3 million of intangibles were acquired through the acquisition of TOC of which $13.5 million are definite-lived and amortized on a straight-line basis (see Acquisition footnote). Intangible amortization expense, which is included in SG&A expenses, was $0.9 million, $0.6 million and $0.9 million in 2017, 2016 and 2015, respectively. The amortization expense for the intangibles acquired in 2017 will be $1.6 million in 2018, 2019 and 2020, $1.5 million in 2021 and $1.2 million in 2022. As of year-end 2017, other includes a long-term customer receivable for $12.4 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Debt
Short-Term Debt
The Company has a $150.0 million revolving credit facility (the “Facility”) with a termination date of December 6, 2021. The Facility allows for borrowings in various currencies and is available to be used to fund working capital, acquisitions and general corporate needs.

At year-end 2017, borrowings under the Facility were $9.5 million with an interest rate of 4.70%, and a remaining borrowing capacity of $140.5 million. At year-end 2016, there were no borrowings under the Facility and the remaining borrowing capacity was $150.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 17.5 basis points at year-end 2017 and 2016. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2017:

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
The Company has a Receivables Purchase Agreement with Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), related to its $200.0 million, three-year, securitization facility (the “Securitization Facility”). The Receivables Purchase Agreement will terminate December 5, 2019, unless terminated earlier pursuant to its terms.

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
As of year-end 2017, the Securitization Facility had no short-term borrowings, SBLCs of $55.0 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $145.0 million. As of year-end 2016, the Securitization Facility had no short-term borrowings, SBLCs of $50.4 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $149.6 million.  The rate for short-term borrowings includes the LIBOR interest rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a commitment fee of 40 basis points on the unused capacity.
The Receivables Entity’s sole business consists of the purchase or acceptance through capital contributions of trade accounts receivable and related rights from the Company. As described above, the Receivables Entity may retransfer these receivables or grant a security interest in those receivables under the terms and conditions of the Receivables Purchase Agreement. The Receivables Entity is a separate legal entity with its own creditors who would be entitled, if it were ever liquidated, to be satisfied out of its assets prior to any assets or value in the Receivables Entity becoming available to its equity holders, the Company. The assets of the Receivables Entity are not available to pay creditors of the Company or any of its other subsidiaries, until the creditors of the Receivables Entity have been satisfied. The assets and liabilities of the Receivables Entity are included in the consolidated financial statements of the Company.
The Company had total unsecured, uncommitted short-term local credit facilities of $9.8 million as of year-end 2017. There were $0.7 million borrowings under these lines at year-end 2017 compared to zero at year-end 2016. The weighted average interest rate for these borrowings, which were primarily related to India, was 8.23% at year-end 2017.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Retirement Benefits
U.S. Defined Contribution Plans
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
The liability for the nonqualified plans was $188.3 million and $166.7 million as of year-end 2017 and 2016, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses, were earnings of $22.3 million in 2017, earnings of $10.5 million in 2016 and loss of $1.6 million in 2015. In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $188.7 million and $165.0 million at year-end 2017 and 2016, respectively. The cash surrender value of these insurance policies is included in other assets. Tax-free earnings on these assets, which were included in SG&A expenses and which offset the related earnings or loss on the liability, were $22.3 million in 2017, $9.7 million in 2016 and $0.3 million in 2015.
The net expense for retirement benefits for the qualified and nonqualified plans, including Company matching contributions for full-time employees, totaled $8.6 million in 2017, $9.0 million in 2016 and $5.7 million in 2015. This expense in included in total SG&A expenses in the consolidated statement of earnings. The expense related to retirement plan contributions for temporary employees, which is included in cost of services, is reimbursed by our customers.
International Defined Benefit Plans
The Company has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2017 were $13.3 million, $8.4 million and $4.9 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2016 were $11.6 million, $7.6 million and $4.0 million, respectively. Total pension expense for these plans was $0.4 million in 2017 and 2016 and $0.3 million in 2015. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2018 are not significant.

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
The Company made dividend payments totaling $11.6 million in 2017, $10.7 million in 2016 and $7.7 million in 2015.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, during 2017 and 2016 are included in the table below. Amounts in parentheses indicate debits.

	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Investment	Pension Liability Adjustments		Total
	(In millions of dollars)
Balance at year-end 2016	$(23.3)	$83.8	$(1.8)		$58.7

Other comprehensive income (loss) before reclassifications	16.4	56.2	(0.6)		72.0

Amounts reclassified from accumulated other comprehensive income	—	—	0.1	(2)	0.1

Net current-period other comprehensive income (loss)	16.4	56.2	(0.5)		72.1

Balance at year-end 2017	$(6.9)	$140.0	$(2.3)		$130.8

	Foreign Currency Translation Adjustments		Unrealized Gains and Losses on Investment	Pension Liability Adjustments		Total
	(In millions of dollars)
Balance at year-end 2015	$(22.6)		$84.9	$(1.6)		$60.7

Other comprehensive income (loss) before reclassifications	(0.6)		(1.1)	(0.3)		(2.0)

Amounts reclassified from accumulated other comprehensive income	(0.1)	(1)	—	0.1	(2)	—

Net current-period other comprehensive income (loss)	(0.7)		(1.1)	(0.2)		(2.0)

Balance at year-end 2016	$(23.3)		$83.8	$(1.8)		$58.7

(1)	Amount was recorded in the other expense, net line item in the consolidated statement of earnings.

(2)	Amount was recorded in the SG&A expenses line item in the consolidated statement of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Earnings Per Share
The reconciliation of basic earnings per share on common stock for the year-end 2017, 2016 and 2015 follows (in millions of dollars except per share data).

	2017	2016	2015
Net earnings	$71.6	$120.8	$53.8
Less: Earnings allocated to participating securities	(1.1)	(2.6)	(1.4)
Net earnings available to common shareholders	$70.5	$118.2	$52.4

Average common shares outstanding (millions):
Basic	38.3	38.1	37.8
Dilutive share awards	0.7	0.3	0.1
Diluted	39.0	38.4	37.9

Basic earnings per share	$1.84	$3.10	$1.39
Diluted earnings per share	$1.81	$3.08	$1.39
Potentially dilutive shares outstanding are primarily related to performance shares for 2017 and 2016. Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for 2016 and 2015 were not significant, and all remaining stock options expired in the second quarter of 2016.
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
12. Stock-Based Compensation
Under the Equity Incentive Plan, amended and restated February 15, 2017 and approved by the stockholders of the Company on May 10, 2017 (the “EIP”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock and performance awards to key employees associated with the Company’s Class A stock. For shares granted prior to May 10, 2017, the EIP provides that the maximum number of shares available for grants is 15 percent of the outstanding Class A Stock, adjusted for EIP activity over the preceding 5 years. For shares granted after May 10, 2017, the amended EIP provides that the maximum number of shares available for grants is 4.7 million. The Company has no plans to issue additional shares under the provision that was in effect prior to May 10, 2017. Under the provision that was in effect for shares granted after May 10, 2017, shares available for future grants at year-end 2017 were 4.5 million. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.
The Company recognized stock-based compensation cost of $9.1 million in 2017, $10.2 million in 2016 and $7.9 million in 2015, as well as related tax benefits of $4.2 million in 2017, $3.9 million in 2016 and $3.0 million in 2015.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock
Restricted stock, which typically vests over four years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.
A summary of the status of nonvested restricted stock under the EIP as of year-end 2017 and changes during this period is presented as follows below (in thousands of shares except per share data):

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2016	653	$16.58
Granted	209	21.97
Vested	(242)	16.93
Forfeited	(180)	17.04
Nonvested at year-end 2017	440	$18.76
As of year-end 2017, unrecognized compensation cost related to unvested restricted stock totaled $6.2 million. The weighted average period over which this cost is expected to be recognized is approximately 1.7 years. The weighted average grant date fair value per share of restricted stock granted during 2017, 2016 and 2015 was $21.97, $17.08 and $15.85, respectively. The total fair value of restricted stock, which vested during 2017, 2016 and 2015, was $5.8 million, $6.4 million and $5.4 million, respectively.

Performance Shares
During 2017, 2016, and 2015, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific gross profit and operating earnings performance goals over a stated period of time.
2017 Grant
For the 2017 performance share grant (“2017 grant”), the total target number of performance shares granted is 387,000, of which 304,000 shares are eligible to earn up to the maximum number of performance shares of 609,000, which assumes 200% of the target shares originally granted. Target shares of 203,000 may be earned upon achievement of two financial goals (“financial measure performance shares”) and target shares of 101,000 may be earned based on the Company’s total shareholder return (“TSR”) relative to the S&P SmallCap 600 Index (“TSR performance shares”). These financial measure performance and TSR performance shares have a three-year performance period through December 31, 2019 and if earned, will cliff-vest after the approval by the Compensation Committee, which will be no later than March 15, 2020, if not forfeited by the recipient. No dividends are paid on financial measure and TSR performance shares. The 2017 grant also included 83,000 single financial measure performance shares, which have one performance measure with a one-year performance period. These single financial measure performance shares vest over four years and earn dividends, which are not paid until the awards vest.
The financial measure performance shares have a weighted average grant date fair value of $21.07. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2017, 2018, and 2019 goals. Accordingly, the Company remeasures the fair value of the 2017 financial measure performance shares each reporting period until the 2019 goals are set, after which the fair value will be fixed for the remaining performance period. As of year-end 2017, the current fair value for financial measure performance shares is $26.40. The total nonvested shares at maximum level (200%) related to financial measure performance awards at year-end is 279,000.
The TSR performance shares have an estimated fair value of $20.16, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free rate. The total nonvested shares at maximum level (200%) related to TSR performance awards at year-end 2017 is 139,000.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2016 Grant
For the 2016 performance share grant (“2016 grant”), the total target number of performance shares granted is 332,000, and the maximum number of performance shares that may be earned is 663,000, which assumes 200% of the target shares originally granted. Target shares of 249,000 may be earned upon the achievement of three financial goals (“financial measure performance shares”) and target shares of 83,000 may be earned based on the Company’s total shareholder return relative to the S&P SmallCap 600 Index (“TSR performance shares”). These financial measure performance and TSR performance shares have a three-year performance period through December 31, 2018, and if earned, will cliff-vest after the approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient. No dividends are paid on financial measure and TSR performance shares.
The financial measure performance shares have a weighted average grant date fair value of $15.85. For each of the three financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2016, 2017 and 2018 goals. Accordingly, the Company remeasures the fair value of the 2016 financial measure performance shares each reporting period until the 2018 goals are set, after which the fair value will be fixed for the remaining performance period. As of year-end 2017, the current fair value for financial measure performance shares is $26.40. The total nonvested shares at maximum level (200%) related to financial measure performance awards at year-end 2017 is 370,000.
The TSR performance shares have an estimated fair value of $19.73, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. The total nonvested shares at maximum level (200%) related to TSR performance awards at year-end 2017 is 123,000.
2015 Grant
For the 2015 performance share grant (“2015 grant”), the total target number of performance shares granted is 375,000, and the maximum number of performance shares that may be earned is 750,000, which assumes 200% of the target shares originally granted. Target shares of 250,000 may be earned upon the achievement of two financial goals (“financial measure performance shares”) and target shares of 125,000 may be earned based on the Company’s total shareholder return relative to the S&P SmallCap 600 Index (“TSR performance shares”). No dividends are paid on financial measure or TSR performance shares.
The 2015 financial measure performance shares, which have a weighted average grant date fair value of $16.31, had a one-year performance measure through fiscal 2015 and will vest after the completion of an additional two-year service period. Based upon the level of achievement of specific financial performance goals for the 2015 grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 17, 2016, the Compensation Committee approved the actual performance achievement of the financial measure performance shares for the 2015 grant. Actual performance resulted in participants achieving 115% of target. These financial measure performance shares will cliff-vest after the approval of the Compensation Committee, which will be no later than March 15, 2018, if not forfeited by the recipient. The total nonvested shares related to 2015 financial measure performance awards at year-end 2017 is 250,000.
The 2015 TSR performance shares have a three-year performance measure with vesting at the end of the performance period. TSR performance shares have an estimated fair value of $16.01, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. Based upon the level of achievement of the Company’s TSR relative to the S&P SmallCap 600 Index for the 2015 grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 14, 2018, the Compensation Committee approved the actual achievement of the TSR performance shares for the 2015 grant. Actual performance resulted in participants achieving 200% of target. These TSR performance shares will cliff-vest after the approval of the Compensation Committee, which will be no later than March 15, 2018, if not forfeited by the recipient. The total nonvested shares at maximum level (200%) related to TSR performance awards at year-end 2017 is 217,000.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of all nonvested performance shares at target for 2017 is presented as follows below (in thousands of shares except per share data). Forfeitures primarily relate to the retirement of the Company’s former President and Chief Executive Officer in the second quarter of 2017.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2016	499	$19.17	208	$17.49
Granted	286	21.32	101	20.16
Vested	—	—	—	—
Forfeited	(193)	20.51	(69)	19.04
Nonvested at year-end 2017	592	$22.32	240	$18.17
As of year-end 2017, unrecognized compensation cost related to all unvested financial measure performance shares and TSR performance shares totaled $3.7 million and $1.2 million, respectively. The weighted average period over which the costs are expected to be recognized is approximately 1.8 years for financial measure performance shares and 1.7 years for TSR performance shares.
13. Other Expense, Net
Included in other expense, net are the following:

	2017	2016	2015
	(In millions of dollars)
Interest income	$0.7	$0.4	$0.3
Interest expense	(2.7)	(3.8)	(3.8)
Dividend income	1.5	1.2	0.9
Foreign exchange (losses) gains	(1.1)	1.6	(0.9)
Other	—	(0.1)	—

Other expense, net	$(1.6)	$(0.7)	$(3.5)
Dividend income includes dividends earned on the Company’s investment in Persol Holdings (see Fair Value Measurements footnote).
14. Income Taxes
Earnings before taxes and equity in net earnings (loss) of affiliate for the years 2017, 2016 and 2015 were taxed under the following jurisdictions:

	2017	2016	2015
	(In millions of dollars)
Domestic	$55.2	$112.4	$28.9
Foreign	26.5	37.3	34.3
Total	$81.7	$149.7	$63.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes was as follows:

	2017	2016	2015
	(In millions of dollars)
Current tax expense:
U.S. federal	$6.6	$10.2	$8.3
U.S. state and local	2.4	2.4	1.4
Foreign	9.7	10.0	10.8
Total current	18.7	22.6	20.5
Deferred tax expense:
U.S. federal	0.4	11.8	(10.6)
U.S. state and local	0.1	2.0	0.8
Foreign	(6.4)	(6.4)	(2.0)
Total deferred	(5.9)	7.4	(11.8)
Total provision	$12.8	$30.0	$8.7
Deferred taxes are comprised of the following:

	2017	2016
	(In millions of dollars)
Depreciation and amortization	$(13.4)	$(14.6)
Employee compensation and benefit plans	57.3	75.5
Workers’ compensation	14.5	22.4
Unrealized gain on securities	(60.1)	(33.6)
Investment in equity affiliate	(15.5)	(22.7)
Loss carryforwards	38.8	36.4
Credit carryforwards	132.7	121.2
Other, net	3.1	3.5
Valuation allowance	(34.6)	(42.1)
Net deferred tax assets	$122.8	$146.0
The deferred tax balance is classified in the consolidated balance sheet as:

	2017	2016
	(In millions of dollars)
Deferred tax asset	$183.4	$180.1
Other long-term liabilities	(60.6)	(34.1)
	$122.8	$146.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 35% are as follows:

	2017	2016	2015
	(In millions of dollars)
Income tax based on statutory rate	$28.6	$52.4	$22.1
State income taxes, net of federal benefit	1.6	2.9	1.3
General business credits	(18.1)	(17.0)	(17.9)
Life insurance cash surrender value	(7.4)	(3.0)	0.3
Foreign items	(2.8)	0.4	(2.5)
Foreign business taxes	4.0	3.6	3.7
Tax law change	13.9	—	(0.7)
PersolKelly Asia Pacific transaction gain	—	(4.8)	—
Non-deductible expenses	1.3	1.6	2.3
Change in deferred tax realizability	(7.8)	(5.9)	—
Other, net	(0.5)	(0.2)	0.1
Total	$12.8	$30.0	$8.7
General business credits primarily represent U.S. work opportunity credits. Foreign items include foreign income tax rate differences, foreign tax credits and deductions, and foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC Topic 740 (“ASC 740”), Income Taxes. For 2017, tax law change represents the revaluing of net deferred tax assets as a result of the U.S. Tax Cuts and Jobs Act (“The Act”). Among other things, The Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, and imposed a one-time transition tax on the Company's accumulated foreign earnings. Due to the ability for foreign deficits to offset foreign earnings, the Company does not anticipate paying a transition tax. As such, a provisional amount of zero has been recorded in accordance with SEC Staff Accounting Bulletin 118 for the transition tax due to the need for additional analysis of historical data. Any subsequent adjustment will be recorded in the applicable 2018 quarter. Also while the accounting for revaluing net deferred tax assets is complete, the issuance of additional guidance interpreting The Act may require adjustments.
The Company has U.S. general business credit carryforwards of $128.5 million which will expire from 2033 to 2037, foreign tax credit carryforwards of $4.1 million that expire from 2022 to 2026 and $0.1 million of state credit carryforwards that expire from 2026 to 2037, or have no expiration. The net tax effect of state and foreign loss carryforwards at year-end 2017 totaled $38.8 million, which expire as follows (in millions of dollars):

Year	Amount
2018-2020	$1.8
2021-2034	0.8
No expiration	36.2
Total	$38.8
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
Provision has not been made for income taxes on an estimated $124.8 million of undistributed earnings which are permanently reinvested. If these earnings were to be repatriated, the Company could be subject to foreign withholding tax and state income tax, net of federal benefit, of $5.3 million. There would also be income taxes on foreign exchange gains or losses.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
	(In millions of dollars)
Balance at beginning of the year	$1.4	$1.7	$2.4

Additions for prior years’ tax positions	—	0.1	0.1
Reductions for prior years’ tax positions	—	—	(0.7)
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.2)	(0.4)	(0.1)

Balance at end of the year	$1.2	$1.4	$1.7

If the $1.2 million in 2017, $1.4 million in 2016 and $1.7 million in 2015 of unrecognized tax benefits were recognized, they would have a favorable effect of $1.0 million in 2017 and 2016 and $1.1 million in 2015 on income tax expense.
The Company recognizes both interest and penalties as part of the income tax provision. Interest and penalties expense in 2017 and 2016 and benefit in 2015 were not significant. Accrued interest and penalties at year-end 2017 and 2016 were not significant.
The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2014 through 2017, Canada for fiscal years 2010 through 2017, France for fiscal years 2013 through 2017, Mexico for fiscal years 2012 through 2017, Portugal for fiscal years 2014 through 2017, and Switzerland for fiscal years 2008 through 2017.
The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.1 million for 2017, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.
15. Supplemental Cash Flow Information
Changes in operating assets and liabilities as disclosed in the statements of cash flows, for the fiscal years 2017, 2016 and 2015, respectively, were as follows:

	2017	2016	2015
	(In millions of dollars)
Increase in trade accounts receivable	$(126.2)	$(93.9)	$(64.2)
Increase in prepaid expenses and other assets	(13.8)	(11.0)	(5.2)
Increase in accounts payable and accrued liabilities	63.9	58.4	50.9
Increase (decrease) in accrued payroll and related taxes	32.9	1.9	(23.7)
Increase (decrease) in accrued insurance	6.7	2.4	(4.2)
Increase in income and other taxes	7.1	2.2	0.5

Total changes in operating assets and liabilities, net of acquisition	$(29.4)	$(40.0)	$(45.9)

The Company paid interest of $1.9 million in 2017 and $2.7 million in 2016 and 2015. The Company paid income taxes of $20.1 million in 2017, $24.0 million in 2016 and $23.5 million in 2015.
Non-cash capital expenditures totaled $3.0 million, $1.7 million and $1.8 million at year-end 2017, 2016 and 2015, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Commitments
The Company conducts its branch-based operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of year-end 2017 (in millions of dollars):

Fiscal year:
2018	$25.9
2019	19.7
2020	14.7
2021	10.3
2022	5.9
Later years	6.3

Total	$82.8

Lease expense for fiscal 2017, 2016 and 2015 amounted to $31.3 million, $33.1 million and $37.5 million, respectively.
In addition to operating lease agreements, the Company has entered into noncancelable purchase obligations totaling $31.8 million. These obligations relate primarily to online tools and voice and data communications services which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.
17. Contingencies
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

In addition, the Company is continuously engaged in litigation or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, or violations of privacy rights or anti-competition regulations. There are matters that are currently stayed pending a decision from the Supreme Court of the United States on whether the Company’s arbitration provision is enforceable.  We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

At year-end 2017 and 2016, the gross accrual for litigation costs amounted to $5.3 million and $9.2 million, respectively, which are included in accounts payable and accrued liabilities in the consolidated balance sheet.

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
Americas Staffing represents the Company’s branch-delivered staffing business in the U.S., Canada, Puerto Rico, Mexico and Brazil. International Staffing represents the EMEA region branch-delivered staffing business, as well as the Company’s APAC

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

region staffing business prior to the transaction to form the PersolKelly Asia Pacific joint venture in July 2016. Americas Staffing and International Staffing both deliver temporary staffing, as well as direct-hire placement services, in office-clerical, educational, light industrial and professional and technical specialties within their geographic regions.
GTS combines the delivery structure of the Company’s outsourcing and consulting group and centrally delivered staffing business. It reflects the trend of customers towards the adoption of holistic talent supply chain solutions which combine contingent labor, full-time hiring and outsourced services. GTS includes centrally delivered staffing, recruitment process outsourcing (“RPO”), contingent workforce outsourcing (“CWO”), business process outsourcing (“BPO”), payroll process outsourcing (“PPO”), executive placement, career transition/outplacement services and talent advisory services.
Corporate expenses that directly support the operating units have been allocated to Americas Staffing, GTS and International Staffing based on work effort, volume or, in the absence of a readily available measurement process, proportionately based on gross profit realized. Unallocated corporate expenses include those related to incentive compensation, law and risk management, certain finance and accounting functions, executive management, corporate campus facilities, IT production support, certain legal costs and expenses related to corporate initiatives that do not benefit a specific operating segment.
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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes and equity in net earnings (loss) of affiliate, for 2017, 2016 and 2015. GTS segment SG&A expenses for 2016 include a $2.8 million out-of-period adjustment recorded in the fourth quarter of 2016 related to certain aged accounts receivable recorded prior to 2015 at a subsidiary in Germany. The correction did not have a material effect on any of the periods impacted.
Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	2017	2016	2015
	(In millions of dollars)
Revenue from Services:
Americas Staffing	$2,345.9	$2,191.6	$2,209.0
Global Talent Solutions	1,998.9	1,977.1	1,997.2
International Staffing	1,048.2	1,127.1	1,332.7

Less: Intersegment revenue	(18.6)	(19.0)	(20.7)

Consolidated Total	$5,374.4	$5,276.8	$5,518.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2017	2016	2015
	(In millions of dollars)
Earnings from Operations:
Americas Staffing gross profit	$429.1	$398.2	$394.1
Americas Staffing SG&A expenses	(346.4)	(329.4)	(333.6)
Americas Staffing Earnings from Operations	82.7	68.8	60.5

Global Talent Solutions gross profit	373.7	345.9	331.4
Global Talent Solutions SG&A expenses	(296.7)	(287.7)	(260.5)
Global Talent Solutions Earnings from Operations	77.0	58.2	70.9

International Staffing gross profit	153.7	166.4	199.0
International Staffing SG&A expenses	(131.6)	(146.9)	(175.7)
International Staffing Earnings from Operations	22.1	19.5	23.3

Less: Intersegment gross profit	(2.4)	(4.2)	(4.2)
Less: Intersegment SG&A expenses	2.4	4.2	4.2
Net Intersegment Activity	—	—	—

Corporate	(98.5)	(83.3)	(88.0)
Consolidated Total	83.3	63.2	66.7
Gain on investment in equity affiliate	—	87.2	—
Other Expense, Net	(1.6)	(0.7)	(3.5)

Earnings Before Taxes	$81.7	$149.7	$63.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of revenue from services by geographic area for 2017, 2016 and 2015 follows:

	2017	2016	2015
	(In millions of dollars)
Revenue From Services:
United States	$3,894.6	$3,722.5	$3,705.2
International	1,479.8	1,554.3	1,813.0

Total	$5,374.4	$5,276.8	$5,518.2

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.
A summary of long-lived assets information by geographic area as of year-end 2017 and 2016 follows:

	2017	2016
	(In millions of dollars)
Long-Lived Assets:
United States	$74.3	$69.5
International	11.8	11.3

Total	$86.1	$80.8
Long-lived assets represent property and equipment. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.
19. New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02 allowing reclassification from accumulated other comprehensive income to retained earnings for the income tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) enacted by the U.S. federal government in December 2017. The new guidance eliminates the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. It also requires certain disclosures about stranded tax effects. ASU 2018-02 relates only to the reclassification of the income tax effects of the Act and does not change the underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. It should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09 clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It does not change the accounting for modifications. The ASU is effective prospectively for reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15 clarifying how entities should classify certain cash receipts and payments on the statement of cash flows. The new guidance addresses classification of cash flows related to the following transactions: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies; 6) distributions received from equity method investees; and 7) beneficial interests in securitization transactions. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and requires retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
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
In January 2016, the FASB issued ASU 2016-01 amending the current guidance for how entities measure certain equity investments, the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements relating to financial instruments. The new guidance requires entities to use fair value measurement for equity investments in unconsolidated entities, excluding equity method investments, and to recognize the changes in fair value in net income at the end of each reporting period. Under the new standard, for any financial liabilities in which the fair value option has been elected, the changes in fair value due to instrument-specific credit risk must be recognized separately in other comprehensive income. Presentation and disclosure requirements under the new guidance require public business entities to use the exit price

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

when measuring the fair value of financial instruments measured at amortized cost. In addition, financial assets and liabilities must now be presented separately in the notes to the financial statements and grouped by measurement category and form of financial asset. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is only permitted for the financial liability provision. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. We expect to implement the standard with the modified retrospective method and the cumulative reclassification adjustment between other comprehensive income and retained earnings on the consolidated balance sheet is expected to be material. This standard will impact how we recognize changes in the fair value of our available-for-sale investment. Those amounts will now be recognized as gains or losses in our consolidated statements of earnings rather than as a component of other comprehensive income, and could have a material impact on our consolidated financial statements. For example, we have performed a sensitivity analysis in which a 140 yen, or 5%, change in the Persol stock price as of December 31, 2017 would result in an $11.4 million change in pretax income. See Fair Value Measurements footnote for additional information on the investment.
In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12); and 5) technical corrections and improvements (ASU 2016-20). The new standard is effective for us beginning January 1, 2018.
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
We have been closely monitoring FASB activity related to the new standard to conclude on specific interpretive issues. During 2016 and 2017, we made significant progress toward completing our evaluation of the potential impact that adopting the new standard will have on our consolidated financial statements. Based on our preliminary analysis, revenue from our temporary staffing contracts and substantially all of our other contracts with customers will continue to be recognized over time as services are rendered. The primary impact of adopting ASU 2014-09 is anticipated to be the deferral of contract costs. Additionally, we anticipate expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts with customers. As we finalize our review of current contracts with customers, accounting policies and business practices, we will continue to evaluate the impact of this guidance on our consolidated financial statements, disclosures and internal controls. Our preliminary assessments are subject to change. We expect to implement the standard with the modified retrospective approach effective January 1, 2018, which recognizes the cumulative effect of application recognized on that date. The cumulative effect adjustment is expected to be less than $5 million and the ongoing impact to revenue and earnings from operations is not expected to be material.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.
20. Related Party Transactions
Terence E. Adderley, the Executive Chairman and Chairman of the Board of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, control approximately 93% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. Mr. Adderley receives compensation relative to his services as executive chairmen of the Company. There were no material transactions between the Company and Terence E. Adderley in 2017 or 2016.
See Investment in PersolKelly Asia Pacific footnote for a description of related party activity with PersolKelly Asia Pacific.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,289.7	$1,333.6	$1,328.8	$1,422.3	$5,374.4
Gross profit	231.6	228.8	230.7	263.0	954.1
SG&A expenses (2)	215.2	208.5	212.5	234.6	870.8
Restructuring charges included in SG&A expenses	2.4	—	—	—	2.4
Net earnings	12.2	18.7	23.0	17.7	71.6
Basic earnings per share (1)	0.31	0.48	0.59	0.46	1.84
Diluted earnings per share (1)	0.31	0.47	0.58	0.45	1.81
Dividends per share	0.075	0.075	0.075	0.075	0.30

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)	Year
	(In millions of dollars except per share data)
Revenue from services	$1,349.1	$1,375.5	$1,247.8	$1,304.4	$5,276.8
Gross profit	232.7	230.5	215.1	228.0	906.3
SG&A expenses	218.0	220.6	196.3	208.2	843.1
Restructuring charges included in SG&A expenses	—	3.4	—	—	3.4
Gain on investment in PersolKelly Asia Pacific	—	—	87.2	—	87.2
Net earnings	11.2	8.9	80.9	19.8	120.8
Basic earnings per share (1)	0.29	0.23	2.08	0.51	3.10
Diluted earnings per share (1)	0.29	0.23	2.06	0.51	3.08
Dividends per share	0.05	0.075	0.075	0.075	0.275

(1)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

(2)
SG&A expenses in the third quarter and full year of 2017 includes a $2.8 million and $1.4 million, respectively, benefit resulting from an out-of-period correction of expenses that were overstated in prior periods.

(3)
SG&A expenses in the fourth quarter of 2016 includes a $2.8 million out-of-period adjustment related to certain aged accounts receivable recorded prior to 2015 at a subsidiary in Germany. The correction did not have a material effect on any of the periods impacted.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended December 31, 2017

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12.5	5.3	0.3	(1)	0.6	(5.8)	$12.9

Deferred tax assets valuation allowance	$42.1	1.7	—		3.3	(12.5)	$34.6

Fiscal year ended January 1, 2017

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$10.5	10.2	0.8	(1)	(0.8)	(8.2)	$12.5

Deferred tax assets valuation allowance	$50.9	2.4	—		(2.9)	(8.3)	$42.1

Fiscal year ended January 3, 2016

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$10.7	3.7	—		(0.5)	(3.4)	$10.5

Deferred tax assets valuation allowance	$58.5	2.0	—		(5.3)	(4.3)	$50.9

(1)	Adjustment to provision for sales allowances charged to revenue from services.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, effective May 6, 2009 (Reference is made to Exhibit 3.1 to the Form 10-Q filed with the Commission on May 7, 2014, which is incorporated herein by reference).

3.2	By-laws, effective May 6, 2009 (Reference is made to Exhibit 3.2 to the Form 10-Q filed with the Commission on May 7, 2014, which is incorporated herein by reference).

10.1*
Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated February 12, 2015 (Reference is made to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 5, 2015, which is incorporated herein by reference).

10.2*	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 12, 2017, which is incorporated herein by reference).

10.3*	Kelly Services, Inc. Senior Executive Severance Plan (Reference is made to Exhibit 10.3 to the Form 10-Q filed with the Commission on May 11, 2017, which is incorporated herein by reference).

10.4*	Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan.

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

14
Code of Business Conduct and Ethics, adopted August 7, 2017. (Reference is made to Exhibit 14 to the Form 10-Q filed with the commission on November 8, 2017, which is incorporated herein by reference.)

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