Form 10-Q
period 2018-04-01
KELLY SERVICES INC
filed 2018-05-10
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
OR
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
Yes [  ] No [X]
At April 30, 2018, 35,350,825 shares of Class A and 3,431,972 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	April 1, 2018	April 2, 2017
Revenue from services	$1,369.9	$1,289.7

Cost of services	1,131.7	1,058.1

Gross profit	238.2	231.6

Selling, general and administrative expenses	226.2	215.2

Earnings from operations	12.0	16.4

Gain on investment in Persol Holdings	23.7	—

Other expense, net	(1.7)	(1.6)

Earnings before taxes and equity in net earnings (loss) of affiliate	34.0	14.8

Income tax expense	6.4	2.7

Net earnings before equity in net earnings (loss) of affiliate	27.6	12.1

Equity in net earnings (loss) of affiliate	1.5	0.1

Net earnings	$29.1	$12.2

Basic earnings per share	$0.74	$0.31
Diluted earnings per share	$0.74	$0.31

Dividends per share	$0.075	$0.075

Average shares outstanding (millions):
Basic	38.6	38.3
Diluted	38.9	38.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 1, 2018	April 2, 2017
Net earnings	$29.1	$12.2

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0.0 in 2018 and $0.1 in 2017	14.0	5.7
Less: Reclassification adjustments included in net earnings	—	—
Foreign currency translation adjustments	14.0	5.7

Unrealized gains on investment, net of tax expense of $8.6 in 2017	—	18.9

Other comprehensive income	14.0	24.6

Comprehensive income	$43.1	$36.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	April 1, 2018	December 31, 2017
CURRENT ASSETS:
Cash and equivalents	$36.6	$32.5
Trade accounts receivable, less allowances of $14.3 and $12.9, respectively	1,290.7	1,286.7
Prepaid expenses and other current assets	70.4	65.1
Total current assets	1,397.7	1,384.3

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	291.3	291.8
Accumulated depreciation	(207.0)	(205.7)
Net property and equipment	84.3	86.1
Deferred taxes	187.8	183.4
Goodwill	107.3	107.1
Investment in Persol Holdings	265.2	228.1
Investment in equity affiliate	118.9	117.4
Other assets	275.4	271.8
Total noncurrent assets	1,038.9	993.9

TOTAL ASSETS	$2,436.6	$2,378.2
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 1, 2018	December 31, 2017
CURRENT LIABILITIES:
Short-term borrowings	$33.4	$10.2
Accounts payable and accrued liabilities	529.9	537.7
Accrued payroll and related taxes	283.1	287.4
Accrued insurance	25.3	25.7
Income and other taxes	62.5	65.2
Total current liabilities	934.2	926.2

NONCURRENT LIABILITIES:
Accrued insurance	49.1	49.9
Accrued retirement benefits	178.7	178.1
Other long-term liabilities	83.3	72.5
Total noncurrent liabilities	311.1	300.5

Commitments and contingencies (see contingencies footnote)

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2018 and 2017	36.6	36.6
Class B common stock, shares issued 3.5 at 2018 and 2017	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.3 shares at 2018 and 1.7 shares at 2017	(27.3)	(34.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	21.1	32.2
Earnings invested in the business	1,153.2	983.6
Accumulated other comprehensive income	4.8	130.8
Total stockholders’ equity	1,191.3	1,151.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,436.6	$2,378.2
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 1, 2018	April 2, 2017
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—
Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—
Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(34.6)	(38.4)
Issuance of stock awards	7.3	0.9
Balance at end of period	(27.3)	(37.5)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Issuance of stock awards	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	32.2	28.6
Issuance of stock awards	(11.1)	2.9
Balance at end of period	21.1	31.5

Earnings Invested in the Business
Balance at beginning of period	983.6	923.6
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	140.0	—
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue	3.4	—
Net earnings	29.1	12.2
Dividends	(2.9)	(2.9)
Balance at end of period	1,153.2	932.9

Accumulated Other Comprehensive Income
Balance at beginning of period	130.8	58.7
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	(140.0)	—
Other comprehensive income, net of tax	14.0	24.6
Balance at end of period	4.8	83.3

Stockholders’ Equity at end of period	$1,191.3	$1,049.7
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net earnings	$29.1	$12.2
Noncash adjustments:
Depreciation and amortization	6.3	5.3
Provision for bad debts	1.7	1.5
Stock-based compensation	2.5	4.4
Gain on investment in Persol Holdings	(23.7)	—
Other, net	(1.4)	(0.2)
Changes in operating assets and liabilities	(18.6)	1.4

Net cash (used in) from operating activities	(4.1)	24.6

Cash flows from investing activities:
Capital expenditures	(4.6)	(2.8)
Other investing activities	(0.3)	—

Net cash used in investing activities	(4.9)	(2.8)

Cash flows from financing activities:
Net change in short-term borrowings	23.2	—
Dividend payments	(2.9)	(2.9)
Payments of tax withholding for stock awards	(6.2)	(0.5)
Other financing activities	—	(0.1)

Net cash from (used in) financing activities	14.1	(3.5)

Effect of exchange rates on cash, cash equivalents and restricted cash	(0.9)	(2.0)

Net change in cash, cash equivalents and restricted cash	4.2	16.3
Cash, cash equivalents and restricted cash at beginning of period	36.9	34.3

Cash, cash equivalents and restricted cash at end of period (1)	$41.1	$50.6
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$36.6	$46.0
Restricted cash included in Prepaid expenses and other current assets	0.1	0.2
Noncurrent assets:
Restricted cash included in Other assets	4.4	4.4
Cash, cash equivalents and restricted cash at end of period	$41.1	$50.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2018 (the 2017 consolidated financial statements). The Company’s first fiscal quarter ended on April 1, 2018 (2018) and April 2, 2017 (2017), each of which contained 13 weeks.
Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.  Revenue
Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

We recorded a net increase to opening earnings invested in the business of $3.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact is primarily driven by the deferral of contract costs related to our customer contracts of $5.2 million, partially offset by deferring revenue billed at a point in time for services performed over time of $0.6 million and a deferred tax liability of $1.2 million. As of and for the three months ended April 1, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenues are recorded net of any sales, value added, or similar taxes collected from our customers.

We generate revenue from: the hourly sales of services by our temporary employees to customers (“staffing solutions” revenue), the recruiting of permanent employees for our customers (“permanent placement” revenue), and through our talent fulfillment and outcome-based activities (“talent solutions” and “outcome-based services”).

We record revenues from sales of services and the related direct costs in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When Kelly is the principal, we demonstrate control over the service by being the employer of record for the individuals performing the service, by Kelly being primarily responsible to our customers and by having a level of discretion in establishing pricing in which the gross amount is recorded as revenues. When Kelly arranges for other contingent labor suppliers and/or service providers to perform services for the customer, we do not control those services before they are transferred, and therefore, the amounts billed to our customers are net of the amounts paid to the secondary suppliers/service providers and the net amount is recorded as revenues.

Staffing Solutions Revenue

Staffing solutions can be branch-delivered (Americas and EMEA regions) or centrally-delivered (within Global Talent Solutions (“GTS”)). Our Americas Staffing segment is organized to deliver services in a number of specialty staffing solutions, which are summarized as: commercial, specialized professional/technical (“PT”) and educational staffing. Staffing solutions contracts are short-term in nature. Billings are generally negotiated and invoiced on a per-hour or per-unit basis as the

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

temporary staffing services are transferred to the customer. Revenue from the majority of our staffing solution services continues to be recognized over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

Permanent Placement Revenue

Permanent placement solutions can be branch-delivered (Americas and EMEA regions) or centrally-delivered (within GTS). Our permanent placement revenue is recorded at the point in time the permanent placement candidate begins full-time employment. On the candidate start date, the customer has accepted the candidate and can direct the use of the candidate as well as obtains the significant risk and rewards of the candidate.  As such, we consider this the point the control transfers to the customer.

Talent Solutions and Outcome-Based Services Revenue

In addition to centrally-delivered staffing services, our Global Talent Solutions segment also includes talent solutions (contingent workforce outsourcing “CWO”, payroll process outsourcing “PPO” and recruitment process outsourcing “RPO”) and outcome-based services (business process outsourcing “BPO”, KellyConnect, career transition/outplacement services and talent advisory services). Billings are generally negotiated and invoiced on a measure of time (hours, weeks, months) or per-unit basis for our services performed. We continue to recognize revenue from the majority of our talent solution services and our outcome-based services over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following table presents our segment revenues disaggregated by service type (in millions):

First Quarter
2018
Branch-Delivered Staffing
Americas Staffing
Staffing Solutions
Commercial	$398.4
Educational Staffing	130.1
PT	67.4
Permanent Placement	8.4
Total Americas Staffing	604.3

International Staffing
Staffing Solutions	276.9
Permanent Placement	7.8
Total International Staffing	284.7

Global Talent Solutions
Talent Fulfillment
Staffing Solutions	284.2
Permanent Placement	0.4
Talent Solutions	85.0
Total Talent Fulfillment	369.6

Outcome-Based Services	116.2

Total Global Talent Solutions	485.8

Total Intersegment	(4.9)

Total Revenue from Services	$1,369.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Our operations are subject to different economic and regulatory environments depending on geographic location. Our GTS segment operates in Americas, EMEA and APAC regions. In the first quarter of 2018 and 2017, GTS made up $468.6 million and $475.7 million in total Americas, respectively, $12.1 million and $7.4 million in total EMEA, respectively, and the entire balance in APAC. The below table presents our revenues disaggregated by geography (in millions):

	First Quarter
	2018	2017
Americas
United States	$974.7	$955.6
Canada	33.6	34.1
Mexico	30.4	23.8
Puerto Rico	19.8	17.7
Brazil	9.5	13.3
Total Americas	1,068.0	1,044.5

EMEA
France	71.9	60.8
Portugal	51.1	36.3
Switzerland	49.7	48.3
United Kingdom	29.0	20.2
Russia	26.1	22.8
Italy	20.5	13.7
Germany	16.4	13.2
Ireland	11.3	7.7
Norway	8.4	7.6
Other	12.4	10.4
Total EMEA	296.8	241.0

Total APAC	5.1	4.2

Total Kelly Services, Inc.	$1,369.9	$1,289.7

Variable Consideration

Certain customers may receive cash-based incentives or credits, which are accounted for as a form of non-substantive variable consideration. We estimate these amounts based on the expected or likely amount to be provided to customers and reduce revenues recognized to the extent that it is probable that a significant reversal of such adjustment will not occur. Provisions for sales allowances (billing adjustments related to errors, service issues and compromises on billing disputes), based on historical experience, are recognized at the time the related sale is recognized as a reduction in revenue from services.

Payment Terms

Customer payments are typically due within 60 days of invoicing, but may be shorter or longer depending on contract terms. Management does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the services to the customer will be less than one year. We do not have any significant financing components or significant payment terms.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Deferred Revenue

Items which are billed to the customer at a point in time, rather than billed over time as the services are delivered to the customer, are assessed for potential revenue deferral. At this time, the balance of the contract liability as well as the amount of revenue recognized in the reporting period that was included in the deferred revenue balance at the beginning of the period is not material.

Deferred Costs

Sales commissions earned at initial contract inception or renewal inception by our sales team are considered incremental and recoverable costs of obtaining a contract with a customer. The sales commissions (and related fringe benefits such as taxes and benefits) are deferred and then amortized on a straight-line basis over an appropriate period of benefit that we have determined to be contract duration. We determined the period of benefit by taking into consideration our customer contracts and other relevant factors. Amortization expense is included in selling, general and administrative (“SG&A”) expenses on the consolidated statement of earnings. As a practical expedient, sales commissions with amortization periods of 12 months or less are expensed as incurred. These costs are recorded within SG&A expenses on the consolidated statement of earnings.

Deferred sales commissions were $2.8 million and $3.2 million as of April 1, 2018 and January 1, 2018, respectively. Amortization expense for the deferred costs was $0.4 million for the three months ended April 1, 2018. There was no impairment loss in relation to the costs capitalized for the period ended April 1, 2018.

Occasionally, fulfillment costs are incurred after obtaining the contract in order to generate a resource that will be used to provide our services. These costs are considered incremental and recoverable costs to fulfill our contract with the customer. These costs to fulfill the contract are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the average length of assignment of the employees. We determined the period of benefit by taking into consideration our customer contracts, attrition rates and other relevant factors. Amortization expense is included in SG&A expenses on the consolidated statement of earnings.

Deferred fulfillment costs were $1.6 million and $2.0 million as of April 1, 2018 and January 1, 2018, respectively. Amortization expense for the deferred costs was $2.1 million for the three months ended April 1, 2018. There was no impairment loss in relation to the costs capitalized for the period ended April 1, 2018.

Unsatisfied Performance Obligations

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3.  Acquisition
On September 5, 2017, Kelly Services USA, LLC, a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding shares of Teachers On Call, Inc. (“TOC”), an educational staffing firm in the U.S. for a purchase price of $41.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by TOC at the closing date less an estimated working capital adjustment resulting in the Company paying cash of $39.0 million at closing. In the first quarter of 2018, the Company paid a working capital adjustment of $0.2 million, resulting in an increase of goodwill (see Goodwill footnote). The purchase price allocation for this acquisition is preliminary and could change.

Goodwill generated from this acquisition is primarily attributable to expected synergies from combining operations and expanding market potential, and is assigned to the Americas Staffing reporting unit. The amount of goodwill expected to be deductible for tax purposes is approximately $18.8 million as of the first quarter-end 2018. An indemnification asset of $2.8 million was recognized as of the acquisition date related to pre-acquisition tax liabilities. As of the first quarter end 2018, the indemnification asset is $0.1 million with the change driven by cash received from the seller to pay pre-acquisition tax liabilities.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4. Investment in Persol Holdings

The Company has a yen-denominated investment in the common stock of Persol Holdings, the Company’s joint venture partner in PersolKelly Asia Pacific. As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). The Company adopted ASU 2016-01 and as a result, effective January 1, 2018, all changes in fair value on the investment are recognized in net earnings which previously were recorded in other comprehensive income.

Accordingly, during the first quarter-end 2018, a gain on the investment of $23.7 million was recorded entirely in the Gain on Investment in Persol Holdings in the consolidated statements of earnings. During the first quarter-end 2017, an unrealized gain, net of tax, of $18.9 million was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. A cumulative catch-up adjustment of the prior net unrealized gains previously recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity, was recorded in earnings invested in the business as of January 1, 2018 for $140.0 million, net of $69.9 million of taxes.

5.  Investment in Equity Affiliate
The Company has a 49% ownership interest in PersolKelly Asia Pacific. The operating results of the Company’s interest in PersolKelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are reported in the equity in net earnings (loss) of affiliate in the consolidated statement of earnings. This investment is evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity investment, we will adjust the carrying amount of the investment to the current fair value.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $118.9 million as of first quarter-end 2018 and $117.4 million as of year-end 2017. The net amount due to PersolKelly Asia Pacific, a related party, was $2.2 million as of the first quarter-end 2018 and $2.3 million as of year-end 2017. The amount included in trade accounts payable for staffing services provided by PersolKelly Asia Pacific as a supplier to CWO programs was $1.1 million as of first quarter-end 2018 and $2.5 million as of year-end 2017.
6.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of first quarter-end 2018 and year-end 2017 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of First Quarter-End 2018
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.3	$4.3	$—	$—
Investment in Persol Holdings	265.2	265.2	—	—

Total assets at fair value	$269.5	$269.5	$—	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Year-End 2017
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.3	$4.3	$—	$—
Investment in Persol Holdings	228.1	228.1	—	—

Total assets at fair value	$232.4	$232.4	$—	$—
Money market funds as of first quarter-end 2018 and 2017 represent investments in money market accounts, all of which are restricted as to use and included as restricted cash within other assets on the consolidated balance sheet. The money market funds account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.
The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end. Effective January 1, 2018, the changes in fair value of this investment are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). In the first quarter of 2017, changes in fair value were recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $19.5 million as of the first quarter-end 2018 and $18.4 million at year-end 2017.

7. Goodwill
The changes in the carrying amount of goodwill as of first quarter-end 2018 are included in the table below. See Acquisition footnote for a description of the change in goodwill.

	As of Year-End 2017	Additions to Goodwill	As of First Quarter-End 2018
	(In millions of dollars)
Americas Staffing	$44.6	$0.2	$44.8
Global Talent Solutions	62.5	—	62.5
International Staffing	—	—	—
	$107.1	$0.2	$107.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

8.  Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component, net of tax, for the first quarter 2018 and 2017 are included in the table below. Amounts in parentheses indicate debits. See Investment in Persol Holdings footnote for a description of the cumulative-effect adjustment from the adoption of ASU 2016-01.

	First Quarter
	2018	2017
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(6.9)	$(23.3)
Other comprehensive income (loss) before classifications	14.0	5.7
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	14.0	5.7
Ending balance	7.1	(17.6)

Unrealized gains and losses on investment:
Beginning balance	140.0	83.8
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	(140.0)	—
Other comprehensive income (loss) before classifications	—	18.9
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	(140.0)	18.9
Ending balance	—	102.7

Pension liability adjustments:
Beginning balance	(2.3)	(1.8)
Other comprehensive income (loss) before classifications	—	—
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	—	—
Ending balance	(2.3)	(1.8)

Total accumulated other comprehensive income	$4.8	$83.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

9.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the first quarter 2018 and 2017 follows (in millions of dollars except per share data):

	First Quarter
	2018	2017
Net earnings	$29.1	$12.2
Less: earnings allocated to participating securities	(0.4)	(0.2)
Net earnings available to common shareholders	$28.7	$12.0

Average shares outstanding (millions):
Basic	38.6	38.3
Dilutive share awards	0.3	0.4
Diluted	38.9	38.7

Basic earnings per share	$0.74	$0.31
Diluted earnings per share	$0.74	$0.31
Potentially dilutive shares outstanding are primarily related to performance shares for the first quarter 2018 and 2017.

10.  Stock-Based Compensation
For the first quarter 2018, the Company recognized stock compensation expense of $2.5 million, and related tax benefit of $2.7 million. For the first quarter 2017, the Company recognized stock compensation expense of $4.4 million, and related tax benefit of $1.8 million.
Performance Shares
During 2018, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific operating and pretax earnings and total shareholder return (“TSR”) goals over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have a three-year performance period and will cliff vest after the approval by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.
The financial measure performance shares may be earned upon the achievement of two financial goals. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout for 2018 grants based on a cumulative measure of the 2018, 2019 and 2020 goals. Accordingly, the Company remeasures the fair value of the 2018 and 2017 financial measure performance shares each reporting period until the third year goals are set, after which the grant date fair value will be fixed for the remaining performance period. As of first quarter-end 2018, for the financial measure performance shares granted in 2018 and 2017, the current fair value for the financial measure performance shares was $28.17 and $28.18, respectively. In addition, as of first quarter-end 2018, the final year of goals was set for the performance shares granted in 2016. Therefore, the grant date fair value for the 2016 financial measure performance shares was set at $28.40, and will remain fixed for the remaining performance period.
TSR performance shares may be earned based on the Company’s TSR relative to the S&P SmallCap 600 Index. The 2018 TSR performance shares have an estimated fair value of $31.38, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

A summary of the status of all nonvested performance shares at target as of first quarter-end 2018 is presented as follows below (in thousands of shares except per share data). The vested shares below are related to the 2015 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2018.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2017	592	$22.32	240	$18.17
Granted	163	28.64	59	31.38
Vested	(225)	16.53	(109)	16.01
Forfeited	(20)	27.78	(8)	22.75
Nonvested at first quarter-end 2018	510	$27.84	182	$23.54
Restricted Stock
A summary of the status of nonvested restricted stock as of first quarter-end 2018 is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2017	440	$18.76
Granted	145	29.20
Vested	(86)	19.75
Forfeited	(20)	19.82
Nonvested at first quarter-end 2018	479	$21.70

11.  Other Expense, Net
Included in other expense, net for the first quarter 2018 and 2017 are the following:

	First Quarter
	2018	2017
	(In millions of dollars)
Interest income	$0.2	$0.1
Interest expense	(0.8)	(0.5)
Foreign exchange loss	(1.1)	(1.2)

Other expense, net	$(1.7)	$(1.6)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

12. Income Taxes
Income tax expense was $6.4 million (an 18.8% effective tax rate) for the first quarter of 2018 and $2.7 million (an 18.4% effective tax rate) for the first quarter of 2017. The first quarter of 2018 tax expense benefitted from a lower U.S. federal income tax rate, and the tax effects of stock compensation. These benefits were offset by tax expense on our investment in Persol Holdings.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, or the tax effects of stock compensation. With the Company’s adoption of ASU 2016-01 in the first quarter of 2018, changes in the fair value of the Company’s investment in Persol Holdings are now recognized in earnings. These investment gains or losses are treated as discrete since they cannot be estimated.

13.  Contingencies
In the ordinary course of business, the Company is continuously engaged in litigation, threatened ligation, or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, or violations of privacy rights or anti-competition regulations, which could result in a material adverse outcome. There are matters that are currently stayed pending a decision from the Supreme Court of the United States on whether the Company’s arbitration provision is enforceable. We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

14.  Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the CODM (the Company’s CEO) to determine resource allocation and assess performance. The Company’s three reportable segments, (1) Americas Staffing, (2) GTS and (3) International Staffing, reflect how the Company delivers services to customers and how its business is organized internally. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
Americas Staffing represents the Company’s branch-delivered staffing business in the U.S., Canada, Puerto Rico, Mexico and Brazil. International Staffing represents the EMEA region branch-delivered staffing business. Americas Staffing and International Staffing both deliver temporary staffing, as well as direct-hire placement services, in office-clerical, educational, light industrial, and professional and technical specialties within their geographic regions.
GTS combines the delivery structure of the Company’s outsourcing and consulting group and centrally-delivered staffing business. It reflects the trend of customers towards the adoption of holistic talent supply chain solutions which combine contingent labor, full-time hiring and outsourced services. GTS includes centrally-delivered staffing, recruitment RPO, CWO, BPO, PPO, KellyConnect, career transition/outplacement services and talent advisory services.
Corporate expenses that directly support the operating units have been allocated to Americas Staffing, GTS and International Staffing based on work effort, volume or, in the absence of a readily available measurement process, proportionately based on gross profit realized. Unallocated corporate expenses include those related to incentive compensation, law and risk management, certain finance and accounting functions, executive management, corporate campus facilities, IT production support, certain legal costs, and expenses related to corporate initiatives that do not directly benefit a specific operating segment.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes and equity in net earnings (loss) of affiliate, for the first quarter 2018 and 2017. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	First Quarter
	2018	2017
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$604.3	$573.1
Global Talent Solutions	485.8	487.3
International Staffing	284.7	233.6

Less: Intersegment revenue	(4.9)	(4.3)

Consolidated Total	$1,369.9	$1,289.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2018	2017
	(In millions of dollars)
Earnings from Operations:

Americas Staffing gross profit	$108.0	$105.3
Americas Staffing SG&A expenses	(91.9)	(84.1)
Americas Staffing Earnings from Operations	16.1	21.2

Global Talent Solutions gross profit	91.8	90.5
Global Talent Solutions SG&A expenses	(75.8)	(75.2)
Global Talent Solutions Earnings from Operations	16.0	15.3

International Staffing gross profit	39.1	36.4
International Staffing SG&A expenses	(34.1)	(31.2)
International Staffing Earnings from Operations	5.0	5.2

Less: Intersegment gross profit	(0.7)	(0.6)
Less: Intersegment SG&A expenses	0.7	0.6
Net Intersegment Activity	—	—

Corporate	(25.1)	(25.3)
Consolidated Total	12.0	16.4
Gain on investment in Persol Holdings	23.7	—
Other Expense, Net	(1.7)	(1.6)

Earnings before taxes and equity in net earnings (loss) of affiliate	$34.0	$14.8

15.  New Accounting Pronouncements
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
In May 2017, the FASB issued ASU 2017-09 clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It does not change the accounting for modifications. The ASU was effective prospectively for reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this ASU did not have an impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

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
In November 2016, the FASB issued ASU 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this guidance effective January 1, 2018.
In August 2016, the FASB issued ASU 2016-15 clarifying how entities should classify certain cash receipts and payments on the statement of cash flows. The new guidance addresses classification of cash flows related to the following transactions: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies; 6) distributions received from equity method investees; and 7) beneficial interests in securitization transactions. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and requires retrospective application. Early adoption is permitted. We adopted this guidance effective January 1, 2018 and the impact related to this implementation was immaterial.
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
In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. As our branch operations are primarily conducted in leased facilities, this ASU will likely have a material impact on our consolidated balance sheet, may have a material impact to our consolidated statement of earnings and will require us to disclose additional information about our leasing activities. A cross-functional implementation team is working to further assess the impact of the standard.
In January 2016, the FASB issued ASU 2016-01 amending the current guidance for how entities measure certain equity investments, the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements relating to financial instruments. The new guidance requires entities to use fair value measurement for equity investments in unconsolidated entities, excluding equity method investments, and to recognize the changes in fair value in net income at the end of each reporting period. Under the new standard, for any financial liabilities in which the fair value option has been elected, the changes in fair value due to instrument-specific credit risk must be recognized separately in other comprehensive income. Presentation and disclosure requirements under the new guidance require public business entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost. In addition, financial assets and liabilities must now be presented separately in the notes to the financial statements and grouped by measurement category and form of financial asset. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

December 15, 2017. Early adoption is only permitted for the financial liability provision. We adopted this guidance effective January 1, 2018. See Investment in Persol Holdings footnote for the impact on the financial statements.
In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that superseded the existing revenue recognition guidance under U.S. GAAP. The new standard focused on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard was for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU is now effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12); and 5) technical corrections and improvements (ASU 2016-20). We adopted this guidance with the modified retrospective approach effective January 1, 2018. See Revenue footnote for the impact on the financial statements.
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

Strategic clients are increasingly looking for global, flexible and holistic talent solutions that encompass all worker categories, driving adoption of a talent supply chain management approach. Across all regions, the structural shifts toward higher-skilled, project-based specialized talent continue to represent long-term opportunities for the industry.

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

We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our talent solutions and outsourcing and advisory services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S., but was 57 days on a global basis as of the 2018 first quarter end and 55 days as of both the 2017 year end and 2017 first quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

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

2017 was a year of strategic and operational progress, reflecting improved operational performance over the prior year. We entered 2018 with a strengthened commitment to our strategy for continued growth. Our first quarter results, while mixed, highlight that we need to remain focused on protecting and accelerating our strategic progress. We delivered solid top-line growth while continuing to invest in our future. Our first quarter 2018 results confirm our long-term growth strategy and our need to continue to place greater focus on managing the Company’s short-term performance:

•	Revenue grew 6.2%, or 3.5% in constant currency

•	Earnings from operations for the first quarter of 2018 totaled $12.0 million, compared to $16.4 million in 2017

•	Despite a 60 basis point decline in our gross profit rate, we delivered gross profit growth of $7 million in the first quarter of 2018

•	Conversion rate, or return on gross profit, was 5.0%, compared to the 2017 conversion rate of 7.1%

•	Cash from operating activities and free cash flow generation decreased year over year

Kelly continues to focus on accelerating the execution of our strategy and making the necessary investments and adjustments to advance that strategy. We have set our sights on becoming an even more competitive, consultative and profitable company, and we are reshaping our business to make that vision a reality. We will measure our progress against both revenue and gross profit growth, as well as earnings and conversion rate. The goals we have established are based on the current economic and business environment, and may change as conditions warrant. We expect to:

•	Grow higher margin professional and technical specialty and outsourced solutions, creating a more balanced portfolio that yields benefits from an improved mix;

•	Build on our core strength in branch-delivered staffing;

•
Accelerate our ongoing investments in specialty solutions with significant growth opportunities, such as our acquisition of Teachers On Call to augment our Kelly Educational Staffing business in the U.S.;

•	Deliver structural improvements in costs through investments in technology and process automation that ensure a return from our delivery infrastructure and, as a result;

•	Improve our conversion rate.

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

Financial Measures
The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2018 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2017. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and SG&A within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.
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
Reported and CC percentage changes in the following tables were computed based on actual amounts in thousands of dollars.
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

Results of Operations
Total Company - First Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,369.9	$1,289.7	6.2%		3.5%
Gross profit	238.2	231.6	2.9		0.5
SG&A expenses excluding restructuring charges	226.2	212.8	6.3		4.1
Restructuring charges	—	2.4	(100.0)		(100.0)
Total SG&A expenses	226.2	215.2	5.1		2.9
Earnings from operations	12.0	16.4	(26.4)
Earnings from operations excluding restructuring charges	12.0	18.8	(35.7)

Permanent placement income (included in revenue from services)	16.6	13.5	23.2		17.0
Gross profit rate	17.4%	18.0%	(0.6)	pts.
Conversion rate	5.0	7.1	(2.1)
Conversion rate excluding restructuring charges	5.0	8.1	(3.1)
Return on sales	0.9	1.3	(0.4)
Return on sales excluding restructuring charges	0.9	1.5	(0.6)
Total Company revenue from services for the first quarter of 2018 was up 6.2% in comparison to the prior year and up 3.5% on a CC basis, reflecting the weakening of the U.S. dollar against several currencies, primarily the Euro. As noted in the following discussions, revenue increased in Americas Staffing and International Staffing, while GTS revenue declined.
The gross profit rate decreased by 60 basis points during the first quarter. As noted in the following discussions, decreases in the gross profit rate in Americas Staffing and International Staffing were partially offset by an increase in the GTS gross profit rate.
Total SG&A expenses increased 5.1% on a reported basis (2.9% on a CC basis), due primarily to investments in Americas Staffing which were made beginning in the second quarter of 2017 and additional resources for new customer wins in GTS. Included in total SG&A expenses for the first quarter of 2017 are restructuring charges of $2.4 million, relating primarily to an initiative to optimize our GTS service delivery models.
Diluted earnings per share for the first quarter of 2018 were $0.74, as compared to $0.31 for the first quarter of 2017. Included in first quarter 2018 diluted earnings per share is approximately $0.42 per share related to the gain on investment in Persol Holdings, net of tax.

Americas Staffing - First Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$604.3	$573.1	5.4%		5.0%
Gross profit	108.0	105.3	2.6		2.3
SG&A expenses excluding restructuring charges	91.9	83.7	9.9		9.4
Restructuring charges	—	0.4	(100.0)		(100.0)
Total SG&A expenses	91.9	84.1	9.4		9.0
Earnings from operations	16.1	21.2	(24.2)
Earnings from operations excluding restructuring charges	16.1	21.6	(25.5)

Gross profit rate	17.9%	18.4%	(0.5)	pts.
Conversion rate	14.9	20.1	(5.2)
Conversion rate excluding restructuring charges	14.9	20.5	(5.6)
Return on sales	2.7	3.7	(1.0)
Return on sales excluding restructuring charges	2.7	3.8	(1.1)
The change in Americas Staffing revenue from services reflects the impact of the September 2017 acquisition of Teachers On Call (“TOC”), combined with a 4% increase in average bill rates (a 3% increase on a CC basis). These increases were partially offset by a 2% decrease in hours volume. The increase in average bill rates was due to the resulting impact of wage increases on the bill rates. Americas Staffing represented 44% of total Company revenue in the first quarter of both 2018 and 2017.
The increase in revenue reflects an increase in educational staffing, due to the TOC acquisition, light industrial and engineering products. These increases were partially offset by decreases in our office services product.
The decrease in the Americas Staffing gross profit rate was primarily due to unfavorable customer mix, partially offset by higher permanent placement income. Permanent placement income, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.
The increase in total SG&A expenses was due to additional sales and recruiting resources, combined with SG&A expenses related to TOC.

GTS - First Quarter
(Dollars in millions

	2018	2017	Change		CC Change
Revenue from services	$485.8	$487.3	(0.3)%		(0.8)%
Gross profit	91.8	90.5	1.5		0.4
SG&A expenses excluding restructuring charges	75.8	73.2	3.5		2.1
Restructuring charges	—	2.0	(100.0)		(100.0)
Total SG&A expenses	75.8	75.2	0.8		(0.6)
Earnings from operations	16.0	15.3	5.0
Earnings from operations excluding restructuring charges	16.0	17.3	(7.1)

Gross profit rate	18.9%	18.6%	0.3	pts.
Conversion rate	17.5	16.9	0.6
Conversion rate excluding restructuring charges	17.5	19.1	(1.6)
Return on sales	3.3	3.1	0.2
Return on sales excluding restructuring charges	3.3	3.5	(0.2)
Revenue from services was nearly flat compared to last year. Program expansion in BPO and KellyConnect, combined with new wins in CWO, were offset by lower demand in specific customers in centrally-delivered staffing and PPO. GTS revenue represented 36% of total Company revenue in the first quarter of 2018 and 38% in the first quarter of 2017.
The increase in the GTS gross profit rate was due to improving product mix, partially offset by increases in employee-related benefits costs.
Total SG&A expenses increased 0.8% from the prior year. Included in total SG&A for the first quarter of 2017 are restructuring charges of $2.0 million, representing severance relating to an initiative to optimize our service delivery models in this segment to deliver expected cost savings. The remaining cost increase is due to increased headcount and salary costs related to new programs.

International Staffing - First Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$284.7	$233.6	21.9%		8.9%
Gross profit	39.1	36.4	7.3		(4.1)
Total SG&A expenses	34.1	31.2	9.3		(1.4)
Earnings from operations	5.0	5.2	(4.9)

Gross profit rate	13.7%	15.6%	(1.9)	pts.
Conversion rate	12.7	14.4	(1.7)
Return on sales	1.7	2.2	(0.5)
The change in International Staffing revenue from services reflects a 13% increase in average bill rates driven by currency exchange rates (flat on a CC basis) combined with an 8% increase in hours volume. The increase in hours volume was due to increases in Portugal, Italy and Ireland. International Staffing represented 21% of total Company revenue in the first quarter of 2018 and 18% in the first quarter of 2017.
The International Staffing gross profit rate decreased primarily due to the year-over-year impact of a one-time benefit related to French payroll tax adjustments in the first quarter of the prior year, combined with the effect of unfavorable customer mix.
The increase in total SG&A expenses was due to the effect of currency exchange rates, partially offset by effective cost control in expenses across the region.

Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $41.1 million at the end of the first quarter of 2018 and $36.9 million at year-end 2017. As further described below, we used $4.1 million of cash for operating activities, used $4.9 million of cash for investing activities and generated $14.1 million of cash from financing activities.
Operating Activities
In the first three months of 2018, we used $4.1 million of net cash for operating activities, as compared to generating $24.6 million in the first three months of 2017. This change was primarily driven by an increase in compensation-related payments, combined with the impact of higher DSO as discussed below.
Trade accounts receivable totaled $1.3 billion at the end of the first quarter of 2018. Global DSO were 57 days at the end of the first quarter of 2018 and 55 at the end of the first quarter of 2017. The increase of DSO by two days is driven by customer mix and market pressure.
Our working capital position (total current assets less total current liabilities) was $463.5 million at the end of the first quarter of 2018, an increase of $5.4 million from year-end 2017. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the first quarter of 2018 and at year-end 2017.
Investing Activities
In the first three months of 2018, we used $4.9 million of cash for investing activities, as compared to using $2.8 million in the first three months of 2017. The year-over-year increase in capital expenditures is due to higher spending for headquarters building improvements, IT infrastructure and technology programs in the first three months of 2018 as compared to last year.
Financing Activities
In the first three months of 2018, we generated $14.1 million of cash from financing activities, as compared to using $3.5 million in the first three months of 2017. The change in cash used in financing activities was related to short-term borrowing activities. Debt totaled $33.4 million at the end of the first quarter of 2018 and was $10.2 million at year-end 2017. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 2.7% at the end of the first quarter of 2018 and 0.9% at year-end 2017.
The change in short-term borrowings in the first three months of 2018 was primarily due to borrowings on our revolving credit facility. There was no change in short-term borrowings in the first three months of 2017.
We made dividend payments of $2.9 million in the first three months of both 2018 and 2017.

New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
Contractual Obligations and Commercial Commitments
There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 20, 2018. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2018 first quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the end of the first quarter of 2018, we had $117.8 million of available capacity on our $150.0 million revolving credit facility and $145.0 million of available capacity on our $200.0 million securitization facility. The securitization facility carried no short-term borrowings and $55.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the end of the first quarter of 2018, we met the debt covenants related to our revolving credit facility and securitization facility.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2018 first quarter earnings.
We are exposed to market and currency risks on our investment in Persol Holdings, which may be material. The investment is stated at fair value and is marked to market through net earnings. Foreign currency fluctuations on this yen-denominated investment are reflected as a component of other comprehensive income. See Fair Value Measurements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

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
During the first quarter of 2018, the Company converted our U.S. payroll system for full-time employees to PeopleSoft. Management has reviewed the internal controls impacted by the implementation of the above PeopleSoft system, and has made changes to these internal controls as appropriate.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
In the ordinary course of business, the Company is continuously engaged in litigation, threatened ligation, or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, or violations of privacy rights or anti-competition regulations, which could result in a material adverse outcome. There are matters that are currently stayed pending a decision from the Supreme Court of the United States on whether the Company’s arbitration provision is enforceable. We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 1A.  Risk Factors.
There have been no material changes in the Company’s risk factors disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2018, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
January 1, 2018 through February 4, 2018	413	$28.15	—	$—

February 5, 2018 through March 4, 2018	205,776	29.28	—	$—

March 5, 2018 through April 1, 2018	3,663	29.15	—	$—

Total	209,852	$29.27	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock and performances shares held by employees. Accordingly, 209,852 shares were reacquired in transactions during the quarter.

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

Date: May 10, 2018

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2018

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