Form 10-Q
period 2018-07-01
KELLY SERVICES INC
filed 2018-08-08
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
OR
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
Yes [  ] No [X]
At July 30, 2018, 35,372,584 shares of Class A and 3,431,972 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue from services	$1,386.9	$1,333.6	$2,756.8	$2,623.3

Cost of services	1,146.4	1,104.8	2,278.1	2,162.9

Gross profit	240.5	228.8	478.7	460.4

Selling, general and administrative expenses	220.1	208.5	446.3	423.7

Earnings from operations	20.4	20.3	32.4	36.7

Loss on investment in Persol Holdings	(52.5)	—	(28.8)	—

Other income (expense), net	0.6	(0.5)	(1.1)	(2.1)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(31.5)	19.8	2.5	34.6

Income tax (benefit) expense	(15.6)	1.5	(9.2)	4.2

Net earnings (loss) before equity in net earnings (loss) of affiliate	(15.9)	18.3	11.7	30.4

Equity in net earnings (loss) of affiliate	0.5	0.4	2.0	0.5

Net earnings (loss)	$(15.4)	$18.7	$13.7	$30.9

Basic earnings (loss) per share	$(0.40)	$0.48	$0.35	$0.79
Diluted earnings (loss) per share	$(0.40)	$0.47	$0.35	$0.78

Dividends per share	$0.075	$0.075	$0.15	$0.15

Average shares outstanding (millions):
Basic	38.8	38.3	38.7	38.3
Diluted	38.8	38.8	38.8	38.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net earnings (loss)	$(15.4)	$18.7	$13.7	$30.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.6, $0.0, $0.6 and $0.1, respectively	(14.8)	6.9	(0.8)	12.6
Less: Reclassification adjustments included in net earnings	—	—	—	—
Foreign currency translation adjustments	(14.8)	6.9	(0.8)	12.6

Unrealized gains on investment, net of tax expense of $0.4 and $9.0 in 2017, respectively	—	0.9	—	19.8

Other comprehensive income (loss)	(14.8)	7.8	(0.8)	32.4

Comprehensive income (loss)	$(30.2)	$26.5	$12.9	$63.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	July 1, 2018	December 31, 2017
CURRENT ASSETS:
Cash and equivalents	$33.9	$32.5
Trade accounts receivable, less allowances of $13.1 and $12.9, respectively	1,248.9	1,286.7
Prepaid expenses and other current assets	64.5	65.1
Total current assets	1,347.3	1,384.3

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	292.7	291.8
Accumulated depreciation	(208.0)	(205.7)
Net property and equipment	84.7	86.1
Deferred taxes	191.7	183.4
Goodwill	107.3	107.1
Investment in Persol Holdings	203.2	228.1
Investment in equity affiliate	122.0	117.4
Other assets	278.4	271.8
Total noncurrent assets	987.3	993.9

TOTAL ASSETS	$2,334.6	$2,378.2
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 1, 2018	December 31, 2017
CURRENT LIABILITIES:
Short-term borrowings	$1.7	$10.2
Accounts payable and accrued liabilities	505.5	537.7
Accrued payroll and related taxes	284.7	287.4
Accrued insurance	25.3	25.7
Income and other taxes	60.7	65.2
Total current liabilities	877.9	926.2

NONCURRENT LIABILITIES:
Accrued insurance	49.2	49.9
Accrued retirement benefits	182.2	178.1
Other long-term liabilities	64.4	72.5
Total noncurrent liabilities	295.8	300.5

Commitments and contingencies (see contingencies footnote)

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2018 and 2017	36.6	36.6
Class B common stock, shares issued 3.5 at 2018 and 2017	3.5	3.5
Treasury stock, at cost
Class A common stock,1.3 shares at 2018 and 1.7 shares at 2017	(26.8)	(34.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	23.4	32.2
Earnings invested in the business	1,134.8	983.6
Accumulated other comprehensive income (loss)	(10.0)	130.8
Total stockholders’ equity	1,160.9	1,151.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,334.6	$2,378.2
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(27.3)	(37.5)	(34.6)	(38.4)
Issuance of stock awards	0.5	0.5	7.8	1.4
Balance at end of period	(26.8)	(37.0)	(26.8)	(37.0)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	21.1	31.5	32.2	28.6
Issuance of stock awards	2.3	(0.4)	(8.8)	2.5
Balance at end of period	23.4	31.1	23.4	31.1

Earnings Invested in the Business
Balance at beginning of period	1,153.2	932.9	983.6	923.6
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	140.0	—
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue	—	—	3.4	—
Net earnings (loss)	(15.4)	18.7	13.7	30.9
Dividends	(3.0)	(2.9)	(5.9)	(5.8)
Balance at end of period	1,134.8	948.7	1,134.8	948.7

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	4.8	83.3	130.8	58.7
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	(140.0)	—
Other comprehensive income (loss), net of tax	(14.8)	7.8	(0.8)	32.4
Balance at end of period	(10.0)	91.1	(10.0)	91.1

Stockholders’ Equity at end of period	$1,160.9	$1,073.4	$1,160.9	$1,073.4
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Net earnings	$13.7	$30.9
Noncash adjustments:
Depreciation and amortization	12.9	10.6
Provision for bad debts	1.5	2.9
Stock-based compensation	4.7	4.2
Loss on investment in Persol Holdings	28.8	—
Other, net	(2.6)	(0.5)
Changes in operating assets and liabilities	(25.8)	(3.7)

Net cash from operating activities	33.2	44.4

Cash flows from investing activities:
Capital expenditures	(10.3)	(7.3)
Other investing activities	(0.6)	—

Net cash used in investing activities	(10.9)	(7.3)

Cash flows from financing activities:
Net change in short-term borrowings	(8.4)	0.7
Dividend payments	(5.9)	(5.8)
Payments of tax withholding for stock awards	(6.2)	(0.5)
Other financing activities	—	(0.1)

Net cash used in financing activities	(20.5)	(5.7)

Effect of exchange rates on cash, cash equivalents and restricted cash	(0.1)	(0.2)

Net change in cash, cash equivalents and restricted cash	1.7	31.2
Cash, cash equivalents and restricted cash at beginning of period	36.9	34.3

Cash, cash equivalents and restricted cash at end of period (1)	$38.6	$65.5
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$33.9	$60.8
Restricted cash included in prepaid expenses and other current assets	0.3	0.3
Noncurrent assets:
Restricted cash included in other assets	4.4	4.4
Cash, cash equivalents and restricted cash at end of period	$38.6	$65.5
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2018 (the 2017 consolidated financial statements). The Company’s second fiscal quarter ended on July 1, 2018 (2018) and July 2, 2017 (2017), each of which contained 13 weeks. The corresponding June year to date periods for 2018 and 2017 each contained 26 weeks.
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

We recorded a net increase to opening earnings invested in the business of $3.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact is primarily driven by the deferral of contract costs related to our customer contracts of $5.2 million, partially offset by deferring revenue billed at a point in time for services performed over time of $0.6 million and a deferred tax liability of $1.2 million. As of and for the three and six month periods ended July 1, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled, to in exchange for those services. Our revenues are recorded net of any sales, value added, or similar taxes collected from our customers.

We generate revenue from: the hourly sales of services by our temporary employees to customers (“staffing solutions” revenue), the recruiting of permanent employees for our customers (“permanent placement” revenue), and through our talent fulfillment and outcome-based activities (“talent solutions” and “outcome-based services” revenue).

We record revenues from sales of services and the related direct costs in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When Kelly is the principal, we demonstrate control over the service by being the employer of record for the individuals performing the service, by being primarily responsible to our customers and by having a level of discretion in establishing pricing in which the gross amount is recorded as revenues. When Kelly arranges for other contingent labor suppliers and/or service providers to perform services for the customer, we do not control those services before they are transferred, and therefore, the amounts billed to our customers are net of the amounts paid to the secondary suppliers/service providers and the net amount is recorded as revenues.

Staffing Solutions Revenue

Staffing solutions can be branch-delivered (Americas and EMEA regions) or centrally-delivered (within Global Talent Solutions (“GTS”)). Our Americas Staffing segment is organized to deliver services in a number of specialty staffing solutions, which are summarized as: commercial, specialized professional/technical (“PT”) and educational staffing. Staffing solutions

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

contracts are short-term in nature. Billings are generally negotiated and invoiced on a per-hour or per-unit basis as the temporary staffing services are transferred to the customer. Revenue from the majority of our staffing solutions services continues to be recognized over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

Permanent Placement Revenue

Permanent placement solutions can be branch-delivered (Americas and EMEA regions) or centrally-delivered (within GTS). Our permanent placement revenue is recorded at the point in time the permanent placement candidate begins full-time employment. On the candidate start date, the customer accepts the candidate and can direct the use of the candidate as well as obtains the significant risk and rewards of the candidate.  As such, we consider this the point the control transfers to the customer.

Talent Solutions and Outcome-Based Services Revenue

In addition to centrally-delivered staffing services, our GTS segment also includes talent solutions (contingent workforce outsourcing “CWO”, payroll process outsourcing “PPO” and recruitment process outsourcing “RPO”) and outcome-based services (business process outsourcing “BPO”, KellyConnect, career transition/outplacement services and talent advisory services). Billings are generally negotiated and invoiced on a measure of time (hours, weeks, months) or per-unit basis for our services performed. We continue to recognize revenue from the majority of our talent solutions services and our outcome-based services over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following table presents our segment revenues disaggregated by service type (in millions):

	Second Quarter	June Year to Date
	2018	2018
Branch-Delivered Staffing
Americas Staffing
Staffing Solutions
Commercial	$414.5	$812.9
Educational Staffing	110.0	240.1
Professional/Technical	70.1	137.5
Permanent Placement	9.4	17.8
Total Americas Staffing	604.0	1,208.3

International Staffing
Staffing Solutions	279.1	556.0
Permanent Placement	7.5	15.3
Total International Staffing	286.6	571.3

Global Talent Solutions
Talent Fulfillment
Staffing Solutions	288.3	572.5
Permanent Placement	0.4	0.8
Talent Solutions	88.9	173.9
Total Talent Fulfillment	377.6	747.2

Outcome-Based Services	123.1	239.3
Total Global Talent Solutions	500.7	986.5

Total Intersegment	(4.4)	(9.3)

Total Revenue from Services	$1,386.9	$2,756.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Our operations are subject to different economic and regulatory environments depending on geographic location. Our GTS segment operates in Americas, EMEA and APAC regions. In the second quarter of 2018 and 2017, GTS made up $483.9 million and $492.0 million in total Americas, respectively, $11.2 million and $9.0 million in total EMEA, respectively, and the entire balance in APAC. For June year to date in 2018 and 2017, GTS made up $952.5 million and $967.7 million in total Americas, respectively, $23.3 million and $16.4 million in total EMEA, respectively, and the entire balance in APAC. The below table presents our revenues disaggregated by geography (in millions):

	Second Quarter		June Year to Date
	2018	2017	2018	2017
Americas
United States	$981.2	$970.1	$1,955.9	$1,925.7
Canada	37.0	34.6	70.6	68.7
Mexico	30.0	28.3	60.4	52.1
Puerto Rico	26.2	17.6	46.0	35.3
Brazil	9.0	12.7	18.5	26.0
Total Americas	1,083.4	1,063.3	2,151.4	2,107.8

EMEA
France	72.0	68.3	143.9	129.1
Switzerland	52.8	53.9	102.5	102.2
Portugal	51.2	41.7	102.3	78.0
United Kingdom	28.5	20.8	57.5	41.0
Russia	25.6	24.0	51.7	46.8
Italy	19.3	15.7	39.8	29.4
Germany	14.8	14.6	31.2	27.8
Ireland	11.7	7.4	23.0	15.1
Norway	9.2	8.4	17.6	16.0
Other	12.8	11.0	25.2	21.4
Total EMEA	297.9	265.8	594.7	506.8

Total APAC	5.6	4.5	10.7	8.7

Total Kelly Services, Inc.	$1,386.9	$1,333.6	$2,756.8	$2,623.3

Variable Consideration

Certain customers may receive cash-based incentives or credits, which are accounted for as a form of variable consideration. We estimate these amounts based on the expected or likely amount to be provided to customers and reduce revenues recognized to the extent that it is probable that a significant reversal of such adjustment will not occur. Provisions for sales allowances (billing adjustments related to errors, service issues and compromises on billing disputes), based on historical experience, are recognized at the time the related sale is recognized as a reduction in revenue from services.

Payment Terms

Customer payments are typically due within 60 days of invoicing, but may be shorter or longer depending on contract terms. Management does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the services to the customer will be less than one year. We do not have any significant financing components or extended payment terms.

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

Deferred Costs

Sales commissions paid at initial contract inception and upon contract renewal by our sales team are considered incremental and recoverable costs of obtaining a contract with a customer. The sales commissions (and related fringe benefits such as taxes and benefits) are deferred and then amortized on a straight-line basis over an appropriate period of benefit that we have determined to be contract duration. We determined the period of benefit by taking into consideration our customer contracts and other relevant factors. Anticipated renewal periods are not included in the amortization period of the initial commission. Amortization expense is included in selling, general and administrative (“SG&A”) expenses on the consolidated statement of earnings. As a practical expedient, sales commissions with amortization periods of 12 months or less are expensed as incurred. These costs are recorded in SG&A expenses on the consolidated statement of earnings.

Deferred sales commissions, which are included in other assets on the consolidated balance sheet, were $2.6 million as of second quarter-end 2018 and $3.2 million as of January 1, 2018. Amortization expense for the deferred costs was $0.4 million and $0.8 million for the second quarter and June year to date 2018, respectively. There was no impairment loss in relation to the costs capitalized for the second quarter and June year to date 2018.

Occasionally, fulfillment costs are incurred after obtaining a contract in order to generate a resource that will be used to provide our services. These costs are considered incremental and recoverable costs to fulfill our contract with the customer. These costs to fulfill a contract are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the average length of assignment of the employees. We determined the period of benefit by taking into consideration our customer contracts, attrition rates and other relevant factors. Amortization expense is included in SG&A expenses on the consolidated statement of earnings.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets on the consolidated balance sheet, were $3.4 million as of second quarter-end 2018 and $2.0 million as of January 1, 2018. Amortization expense for the deferred costs was $2.5 million and $4.6 million for the second quarter and June year to date 2018, respectively. There was no impairment loss in relation to the costs capitalized for the second quarter and June year to date 2018.

Unsatisfied Performance Obligations

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3.  Acquisition
On September 5, 2017, Kelly Services USA, LLC, a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding shares of Teachers On Call, Inc. (“TOC”), an educational staffing firm in the U.S. for a purchase price of $41.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by TOC at the closing date less an estimated working capital adjustment resulting in the Company paying cash of $39.0 million at closing. In the first quarter of 2018, the Company paid a working capital adjustment of $0.2 million, resulting in an increase of goodwill (see Goodwill footnote). The purchase price allocation for this acquisition is preliminary and could change, but will be finalized in September, 2018.

Goodwill generated from this acquisition is primarily attributable to expected synergies from combining operations and expanding market potential, and is assigned to the Americas Staffing reporting unit. The amount of goodwill expected to be deductible for tax purposes is approximately $18.8 million as of the second quarter-end 2018. An indemnification asset of $2.8 million was recognized as of the acquisition date related to pre-acquisition tax liabilities. As of the second quarter end 2018,

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

the indemnification asset is $0.1 million with the change driven by cash received from the seller to pay pre-acquisition tax liabilities.

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

Accordingly, for the second quarter-end and June year to date 2018, a loss on the investment of $52.5 million and $28.8 million, respectively, was recorded entirely in the Loss on Investment in Persol Holdings in the consolidated statements of earnings. During the second quarter-end and June year to date 2017, an unrealized gain, net of tax, of $0.9 million and $19.8 million, respectively, was recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. A cumulative catch-up adjustment of the prior net unrealized gains previously recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity, was recorded in earnings invested in the business as of January 1, 2018 for $140.0 million, net of $69.9 million of taxes.

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
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $122.0 million as of second quarter-end 2018 and $117.4 million as of year-end 2017. The net amount due to PersolKelly Asia Pacific, a related party, was $1.0 million as of the second quarter-end 2018 and $2.3 million as of year-end 2017. The amount included in trade accounts payable for staffing services provided by PersolKelly Asia Pacific as a supplier to CWO programs was $1.7 million as of second quarter-end 2018 and $2.5 million as of year-end 2017.
6.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of second quarter-end 2018 and year-end 2017 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Second Quarter-End 2018
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$13.6	$13.6	$—	$—
Investment in Persol Holdings	203.2	203.2	—	—

Total assets at fair value	$216.8	$216.8	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2017
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.3	$4.3	$—	$—
Investment in Persol Holdings	228.1	228.1	—	—

Total assets at fair value	$232.4	$232.4	$—	$—
Money market funds as of second quarter-end 2018 represents investments in money market accounts, of which $9.3 million is included in cash and equivalents on the consolidated balance sheet and $4.3 million is restricted as to use and included in other assets on the consolidated balance sheet. Money market funds as of year-end 2017 represents investments in money market accounts, all of which are restricted as to use and included as restricted cash within other assets on the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.
The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end. Effective January 1, 2018, the changes in fair value of this investment are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). In 2017, changes in fair value were recorded in other comprehensive income, and in accumulated other comprehensive income, a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.7 million as of the second quarter-end 2018 and $18.4 million at year-end 2017.

7. Goodwill
The changes in the carrying amount of goodwill as of second quarter-end 2018 are included in the table below. See Acquisition footnote for a description of the change in goodwill.

	As of Year-End 2017	Additions to Goodwill	As of Second Quarter-End 2018
	(In millions of dollars)
Americas Staffing	$44.6	$0.2	$44.8
Global Talent Solutions	62.5	—	62.5
International Staffing	—	—	—
	$107.1	$0.2	$107.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

8.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the second quarter and June year to date 2018 and 2017 are included in the table below. Amounts in parentheses indicate debits. See Investment in Persol Holdings footnote for a description of the cumulative-effect adjustment from the adoption of ASU 2016-01.

	Second Quarter		June Year to Date
	2018	2017	2018	2017
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$7.1	$(17.6)	$(6.9)	$(23.3)
Other comprehensive income (loss) before classifications	(14.8)	6.9	(0.8)	12.6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	(14.8)	6.9	(0.8)	12.6
Ending balance	(7.7)	(10.7)	(7.7)	(10.7)

Unrealized gains and losses on investment:
Beginning balance	—	102.7	140.0	83.8
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	(140.0)	—
Other comprehensive income (loss) before classifications	—	0.9	—	19.8
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	—	0.9	(140.0)	19.8
Ending balance	—	103.6	—	103.6

Pension liability adjustments:
Beginning balance	(2.3)	(1.8)	(2.3)	(1.8)
Other comprehensive income (loss) before classifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(2.3)	(1.8)	(2.3)	(1.8)

Total accumulated other comprehensive income (loss)	$(10.0)	$91.1	$(10.0)	$91.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

9.  Earnings Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the second quarter and June year to date 2018 and 2017 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2018	2017	2018	2017
Net earnings (loss)	$(15.4)	$18.7	$13.7	$30.9
Less: earnings allocated to participating securities	—	(0.3)	(0.2)	(0.6)
Net earnings (loss) available to common shareholders	$(15.4)	$18.4	$13.5	$30.3

Average shares outstanding (millions):
Basic	38.8	38.3	38.7	38.3
Dilutive share awards	—	0.5	0.1	0.4
Diluted	38.8	38.8	38.8	38.7

Basic earnings (loss) per share	$(0.40)	$0.48	$0.35	$0.79
Diluted earnings (loss) per share	$(0.40)	$0.47	$0.35	$0.78
Potentially dilutive shares outstanding are primarily related to performance shares for the second quarter and June year to date 2018 and 2017.

10.  Stock-Based Compensation
For the second quarter of 2018, the Company recognized stock compensation expense of $2.2 million, and related tax benefit of $0.5 million. For the second quarter 2017, the Company recognized stock compensation benefit of $0.2 million, and related tax expense of $0.1 million, which included the impact of forfeitures related to the retirement of the Company’s former President and Chief Executive Officer in the second quarter of 2017. For June year to date 2018, the Company recognized stock compensation expense of $4.7 million, and related tax benefit of $3.2 million. For June year to date 2017, the Company recognized stock compensation expense of $4.2 million, and related tax benefit of $1.8 million.
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
The financial measure performance shares may be earned upon the achievement of two financial goals. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout for 2018 grants based on a cumulative measure of the 2018, 2019 and 2020 goals. Accordingly, the Company remeasures the fair value of the 2018 and 2017 financial measure performance shares each reporting period until the third year goals are set, after which the grant date fair value will be fixed for the remaining performance period. As of second quarter-end 2018, for both the financial measure performance shares granted in 2018 and 2017, the current fair value for the financial measure performance shares was $21.59. In addition, during the first quarter 2018, the final year of goals was set for the performance shares granted in 2016. Therefore, the grant date fair value for the 2016 financial measure performance shares was set at $28.40, and will remain fixed for the remaining performance period.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

A summary of the status of all nonvested performance shares at target as of second quarter-end 2018 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The majority of the vested shares below is related to the 2015 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2018.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2017	592	$22.32	240	$18.17
Granted	163	28.64	59	31.38
Vested	(229)	16.62	(109)	16.01
Forfeited	(20)	27.78	(8)	22.75
Nonvested at second quarter-end 2018	506	$24.67	182	$23.54
Restricted Stock
A summary of the status of nonvested restricted stock as of second quarter-end 2018 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2017	440	$18.76
Granted	146	29.17
Vested	(96)	19.61
Forfeited	(26)	20.07
Nonvested at second quarter-end 2018	464	$21.79

11.  Other Income (Expense), Net
Included in other income (expense), net for the second quarter and June year to date 2018 and 2017 are the following:

	Second Quarter		June Year to Date
	2018	2017	2018	2017
	(In millions of dollars)
Interest income	$0.2	$0.2	$0.4	$0.3
Interest expense	(0.8)	(0.6)	(1.6)	(1.1)
Dividend income	0.8	0.7	0.8	0.7
Foreign exchange gain (loss)	0.4	(0.8)	(0.7)	(2.0)

Other income (expense), net	$0.6	$(0.5)	$(1.1)	$(2.1)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

12. Income Taxes
Income tax benefit was $15.6 million for the second quarter of 2018 and income tax expense was $1.5 million for the second quarter of 2017. Income tax benefit was $9.2 million for June year to date 2018 and income tax expense was $4.2 million for June year to date 2017. Income taxes in the second quarter and June year to date of 2018 benefited from a lower U.S. tax rate and a loss on the Persol Holdings investment.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, or the tax effects of stock compensation. With the Company’s adoption of ASU 2016-01 in the first quarter of 2018, changes in the fair value of the Company’s investment in Persol Holdings are now recognized in the consolidated statements of earnings. These investment gains or losses are treated as discrete since they cannot be estimated.

13.  Contingencies
In the ordinary course of business, the Company is continuously engaged in litigation, threatened ligation, or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, or violations of privacy rights or anti-competition regulations, which could result in a material adverse outcome. There are matters that are currently stayed pending a decision from the United States Supreme Court, regarding the enforceability of class action waivers in favor of arbitration. On May 21, 2018, the Court determined that class action waivers in employment contracts are enforceable.  We are still assessing how the recent Supreme Court ruling affects our litigation strategy. We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
GTS combines the delivery structure of the Company’s outsourcing and consulting group and centrally-delivered staffing business. It reflects the trend of customers towards the adoption of holistic talent supply chain solutions which combine contingent labor, full-time hiring and outsourced services. GTS includes centrally-delivered staffing, RPO, CWO, BPO, PPO, KellyConnect, career transition/outplacement services and talent advisory services.
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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the second quarter and June year to date 2018 and 2017. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	Second Quarter		June Year to Date
	2018	2017	2018	2017
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$604.0	$575.6	$1,208.3	$1,148.7
Global Talent Solutions	500.7	505.5	986.5	992.8
International Staffing	286.6	256.8	571.3	490.4

Less: Intersegment revenue	(4.4)	(4.3)	(9.3)	(8.6)

Consolidated Total	$1,386.9	$1,333.6	$2,756.8	$2,623.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2018	2017	2018	2017
	(In millions of dollars)
Earnings from Operations:

Americas Staffing gross profit	$108.5	$103.8	$216.5	$209.1
Americas Staffing SG&A expenses	(90.7)	(83.4)	(182.6)	(167.5)
Americas Staffing Earnings from Operations	17.8	20.4	33.9	41.6

Global Talent Solutions gross profit	92.7	88.7	184.5	179.2
Global Talent Solutions SG&A expenses	(75.0)	(73.4)	(150.8)	(148.6)
Global Talent Solutions Earnings from Operations	17.7	15.3	33.7	30.6

International Staffing gross profit	39.9	36.8	79.0	73.2
International Staffing SG&A expenses	(33.5)	(32.7)	(67.6)	(63.9)
International Staffing Earnings from Operations	6.4	4.1	11.4	9.3

Less: Intersegment gross profit	(0.6)	(0.5)	(1.3)	(1.1)
Less: Intersegment SG&A expenses	0.6	0.5	1.3	1.1
Net Intersegment Activity	—	—	—	—

Corporate	(21.5)	(19.5)	(46.6)	(44.8)
Consolidated Total	20.4	20.3	32.4	36.7
Loss on investment in Persol Holdings	(52.5)	—	(28.8)	—
Other income (expense), Net	0.6	(0.5)	(1.1)	(2.1)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$(31.5)	$19.8	$2.5	$34.6

15.  New Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07 simplifying the accounting for nonemployee share-based payment awards by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02 allowing reclassification from accumulated other comprehensive income to retained earnings for the income tax effects resulting from the Act enacted by the U.S. federal government in December 2017. The new guidance eliminates the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. It also requires certain disclosures about stranded tax effects. ASU 2018-02 relates only to the reclassification of the income tax effects of the Act and does not change the underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. It should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. Early adoption is permitted. We adopted this guidance during the second quarter of 2018. We elected not to reclassify the income tax effects of the Act from accumulated other comprehensive income to retained earnings.

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
In November 2016, the FASB issued ASU 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU was effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this guidance effective January 1, 2018.
In August 2016, the FASB issued ASU 2016-15 clarifying how entities should classify certain cash receipts and payments on the statement of cash flows. The new guidance addresses classification of cash flows related to the following transactions: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies; 6) distributions received from equity method investees; and 7) beneficial interests in securitization transactions. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and required retrospective application. Early adoption was permitted. We adopted this guidance effective January 1, 2018 and the impact related to this implementation was immaterial.
In June 2016, the FASB issued ASU 2016-13 amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. This ASU applies to trade accounts receivable and may have an impact on our calculation of the allowance for uncollectible accounts receivable.
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
A cross-functional implementation team is working to assess the impact of the standard. We are currently in the process of upgrading our lease accounting software and developing processes to determine key judgments, such as the discount rates to be used for required present value calculations. We believe that our adoption of this standard will likely have a material impact to our consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. Our operating lease obligations are described in the Commitments footnote of our 2017 Form 10-K. Based on our preliminary assessment, we do not expect this standard to have a material impact to our consolidated statement of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

In January 2016, the FASB issued ASU 2016-01 amending the current guidance for how entities measure certain equity investments, the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements relating to financial instruments. The new guidance requires entities to use fair value measurement for equity investments in unconsolidated entities, excluding equity method investments, and to recognize the changes in fair value in net income at the end of each reporting period. Under the new standard, for any financial liabilities in which the fair value option has been elected, the changes in fair value due to instrument-specific credit risk must be recognized separately in other comprehensive income. Presentation and disclosure requirements under the new guidance require public business entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost. In addition, financial assets and liabilities must now be presented separately in the notes to the financial statements and grouped by measurement category and form of financial asset. This ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption was only permitted for the financial liability provision. We adopted this guidance effective January 1, 2018. See Investment in Persol Holdings footnote for the impact on the financial statements.
In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that superseded the existing revenue recognition guidance under U.S. GAAP. The new standard focused on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard was for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU was effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Since the issuance of the original standard, the FASB issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12); and 5) technical corrections and improvements (ASU 2016-20). We adopted this guidance with the modified retrospective approach effective January 1, 2018. See Revenue footnote for the impact on the financial statements.
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

Our Business

Kelly Services is a global workforce solutions company, serving customers of all sizes in a variety of industries. In early 2017, we restructured components of our previous Americas Commercial, Americas PT and OCG segments under a single delivery organization, triggering a change in our operating structure. We now provide staffing through our branch networks in our Americas and International operations, with commercial and specialized professional/technical staffing businesses in the Americas and Europe, respectively. In July 2016, we moved our APAC staffing operations into our expanded joint venture with Persol Holdings, PersolKelly Asia Pacific (the “JV”), enabling us to more efficiently provide staffing solutions to customers throughout the APAC region via the JV. We also provide a suite of innovative talent fulfillment and outcome-based solutions through our Global Talent Solutions (“GTS”) segment, which delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, GTS helps customers plan for, manage and execute their acquisition of contingent labor, full-time labor and free agents, and gain access to service providers and quality talent at competitive rates with minimized risk.

We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our talent solutions and outsourcing and advisory services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S., but was 55 days on a global basis as of the 2018 second quarter end, the 2017 year end and the 2017 second quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

Our Strategy and Outlook

Our long-term strategic objective is to create shareholder value by delivering a competitive profit from the best workforce solutions and talent in the industry. To achieve this, we are focused on the following key areas:

•	Continue to build our core strengths in staffing in key markets where we have scale or specialization;

•	Maintain our position as a market-leading provider of talent management solutions; and

•	Lower our costs through deployment of technology and efficient service delivery models.

2017 was a year of strategic and operational progress, reflecting improved operational performance over the prior year. We entered 2018 with a strengthened commitment to our strategy for continued growth. Our first quarter results, while mixed, highlighted our need to remain focused on protecting and accelerating our strategic progress. We delivered solid top-line growth while continuing to invest in our future. Our second quarter 2018 results confirm our long-term growth strategy and our need to continue to place greater focus on managing the Company’s short-term performance:

•	Revenue grew 4.0%, or 3.0% in constant currency

•	Earnings from operations for the second quarter of 2018 totaled $20.4 million, compared to $20.3 million in 2017

•	The gross profit rate increased 10 basis points and we delivered gross profit growth of $12 million in the second quarter of 2018

•	Conversion rate, or return on gross profit, was 8.5%, compared to the 2017 conversion rate of 8.9%

•	During the second quarter, cash from operating activities and free cash flow generation increased from the first quarter

Kelly continues to focus on accelerating the execution of our strategy and making the necessary investments and adjustments to advance that strategy. We have set our sights on becoming an even more competitive, consultative and profitable company, and we are reshaping our business to make that vision a reality. We will measure our progress against both revenue and gross profit growth, as well as earnings and conversion rate. The goals we have established are based on the current economic and business environment, and may change as conditions warrant. We expect to:

•	Grow higher margin professional and technical specialty and outsourced solutions, creating a more balanced portfolio that yields benefits from an improved mix;

•	Build on our core strength in staffing;

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

Looking ahead, the demand for skilled workers remains strong globally, and the signs we typically look for to indicate a softening of demand are not currently present. The U.S. labor market, however, is becoming significantly constrained, creating a more challenging business environment for Kelly domestically.

With unemployment hovering near the lowest level in five decades, qualified candidates are becoming more difficult to attract and retain. As the U.S. economy approaches full employment, candidates now have more job opportunities from which to choose and they are becoming more selective in their job choices. As a result of this, we are experiencing long time frames, more effort to recruit individuals and more turnover of employees once placed with customers, resulting in a renewed search to fill the openings. This market volatility creates increased competitiveness for talent. While labor market constraints are not affecting our ability to fill job requisitions, they are affecting the level of activity required to do so.

The sustained demand for contingent labor and strategic solutions plays to our strengths and experience as the founder of the modern staffing industry more than 70 years ago. While constrained labor markets are challenging, they are manageable for Kelly, as we continue to focus on creating innovative workforce solutions that deliver greater efficiency and value to our customers.

Financial Measures
The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2018 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2017. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative (“SG&A”) expenses within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.
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
Days sales outstanding (“DSO”) represents the number of days that sales remain unpaid for the period being reported. DSO is calculated by dividing average net sales per day (based on a rolling three-month period) into trade accounts receivable, net of allowances at the period end. Although secondary supplier revenues are recorded on a net basis (net of secondary supplier expense), secondary supplier revenue is included in the daily sales calculation in order to properly reflect the gross revenue amounts billed to the customer.

Results of Operations
Total Company - Second Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,386.9	$1,333.6	4.0%		3.0%
Gross profit	240.5	228.8	5.1		4.2
Total SG&A expenses	220.1	208.5	5.6		4.9
Earnings from operations	20.4	20.3	0.1

Permanent placement income (included in revenue from services)	17.3	13.7	25.7		24.1
Gross profit rate	17.3%	17.2%	0.1	pts.
Conversion rate	8.5	8.9	(0.4)
Return on sales	1.5	1.5	—

Total Company revenue from services for the second quarter of 2018 was up 4.0% in comparison to the prior year and up 3.0% on a CC basis, reflecting the weakening of the U.S. dollar against several currencies, primarily the Euro. As noted in the following discussions, revenue increased in Americas Staffing and International Staffing, while GTS revenue declined.
The gross profit rate increased by 10 basis points during the second quarter. As noted in the following discussions, while the gross profit rate in Americas Staffing was flat, an increase in the GTS gross profit rate was partially offset by a decrease in the International Staffing gross profit rate.
Total SG&A expenses increased 5.6% on a reported basis (4.9% on a CC basis), due primarily to additional resources in Americas Staffing as a result of the current talent supply environment. SG&A expenses for the second quarter of 2018 also include an increase in technology investments compared to the prior year. In addition, the year-over-year comparisons reflect the impact of $2.5 million of favorable adjustments related to executive compensation which reduced corporate expenses in 2017.
Diluted loss per share for the second quarter of 2018 was $0.40, as compared to earnings per share of $0.47 for the second quarter of 2017. Included in second quarter 2018 diluted loss per share is $0.94 per share related to the loss on the investment in Persol Holdings, net of tax.

Americas Staffing - Second Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$604.0	$575.6	4.9%		5.2%
Gross profit	108.5	103.8	4.5		4.7
Total SG&A expenses	90.7	83.4	8.7		8.9
Earnings from operations	17.8	20.4	(12.8)

Gross profit rate	18.0%	18.0%	—	pts.
Conversion rate	16.4	19.7	(3.3)
Return on sales	2.9	3.5	(0.6)

The change in Americas Staffing revenue from services reflects the impact of the September 2017 acquisition of Teachers On Call (“TOC”), combined with a 3% increase in average bill rates (a 4% increase on a CC basis). These increases were partially offset by a 2% decrease in hours volume. The increase in average bill rates was due to the resulting impact of wage increases on the bill rates. Americas Staffing represented 44% of total Company revenue in the second quarter of 2018 and 43% in the second quarter of 2017.
From a product perspective, the increase in revenue reflects an increase in educational staffing, due primarily to the TOC acquisition, engineering and light industrial products. These increases were partially offset by decreases in our office services product.
The Americas Staffing gross profit rate was flat in comparison to the prior year. The gross profit rate was positively impacted by higher permanent placement income, other costs of services and payroll taxes and benefits. These increases were offset by unfavorable customer mix. Permanent placement income, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.
The increase in total SG&A expenses was due to additional resources as a result of the current talent supply environment, combined with SG&A expenses related to TOC.

GTS - Second Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$500.7	$505.5	(0.9)%		(1.2)%
Gross profit	92.7	88.7	4.5		4.0
Total SG&A expenses	75.0	73.4	2.2		1.8
Earnings from operations	17.7	15.3	15.9

Gross profit rate	18.5%	17.5%	1.0	pts.
Conversion rate	19.1	17.2	1.9
Return on sales	3.5	3.0	0.5

Revenue from services decreased 1% compared to last year. Lower demand in specific customers in centrally-delivered staffing and PPO was partially offset by program expansion in BPO and KellyConnect, combined with new wins in CWO and RPO. GTS revenue represented 36% of total Company revenue in the second quarter of 2018 and 38% in the second quarter of 2017.
The increase in the GTS gross profit rate was due to improving product mix, partially offset by an increase in employee-related benefits costs.
Total SG&A expenses increased 2.2% from the prior year. The increase is primarily due to increased performance-based incentive costs, along with increased headcount and costs related to new programs and expansion of programs in BPO and CWO. These increases were partially offset by lower salary costs in centrally delivered staffing and PPO.

International Staffing - Second Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$286.6	$256.8	11.6%		6.6%
Gross profit	39.9	36.8	8.3		3.5
Total SG&A expenses	33.5	32.7	2.4		(1.3)
Earnings from operations	6.4	4.1	54.2

Gross profit rate	13.9%	14.3%	(0.4)	pts.
Conversion rate	16.0	11.2	4.8
Return on sales	2.2	1.6	0.6

The change in International Staffing revenue from services reflects a 6% increase in average bill rates driven by currency exchange rates (a 1% increase on a CC basis) combined with a 5% increase in hours volume. The increase in hours volume was due to increases in Portugal, Italy and Ireland. International Staffing represented 21% of total Company revenue in the second quarter of 2018 and 19% in the second quarter of 2017.
The International Staffing gross profit rate decreased primarily due to unfavorable customer mix, partially offset by the growth in permanent placement income.
The increase in total SG&A expenses was due to the effect of currency exchange rates, combined with investments in the branch network. These increases were partially offset by effective cost management of headquarters expenses across the region.

Results of Operations
Total Company - June Year to Date
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$2,756.8	$2,623.3	5.1%		3.2%
Gross profit	478.7	460.4	4.0		2.3
SG&A expenses excluding restructuring charges	446.3	421.3	5.9		4.5
Restructuring charges	—	2.4	(100.0)		(100.0)
Total SG&A expenses	446.3	423.7	5.3		3.9
Earnings from operations	32.4	36.7	(11.7)
Earnings from operations excluding restructuring charges	32.4	39.1	(17.1)

Permanent placement income (included in revenue from services)	33.9	27.2	24.4		20.6
Gross profit rate	17.4%	17.6%	(0.2)	pts.
Conversion rate	6.8	8.0	(1.2)
Conversion rate excluding restructuring charges	6.8	8.5	(1.7)
Return on sales	1.2	1.4	(0.2)
Return on sales excluding restructuring charges	1.2	1.5	(0.3)

Total Company revenue from services for the first six months of 2018 was up 5.1% in comparison to the prior year and up 3.2% on a CC basis, reflecting the weakening of the U.S. dollar against several currencies, primarily the Euro. As noted in the following discussions, revenue increased in Americas Staffing and International Staffing, while GTS revenue declined.
The gross profit rate decreased by 20 basis points. As noted in the following discussions, decreases in the Americas and International Staffing gross profit rates were partially offset by an increase in the GTS rate.
Total SG&A expenses increased 5.3% on a reported basis (3.9% on a CC basis), due primarily to investments in Americas Staffing which were made beginning in the second quarter of 2017. Included in total SG&A expenses for the first six months of 2017 are restructuring charges of $2.4 million, relating primarily to an initiative to optimize our GTS service delivery models. In addition, the year-over-year comparisons reflect the impact of favorable adjustments related to executive compensation which reduced corporate expenses in 2017.
Diluted earnings per share for the first six months of 2018 were $0.35, as compared to $0.78 for the first six months of 2017. Included in diluted earnings per share for the first six months of 2018 is approximately $0.51 per share related to the loss on investment in Persol Holdings, net of tax.

Americas Staffing - June Year to Date
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,208.3	$1,148.7	5.2%		5.1%
Gross profit	216.5	209.1	3.6		3.5
SG&A expenses excluding restructuring charges	182.6	167.1	9.3		9.2
Restructuring charges	—	0.4	(100.0)		(100.0)
Total SG&A expenses	182.6	167.5	9.1		9.0
Earnings from operations	33.9	41.6	(18.6)
Earnings from operations excluding restructuring charges	33.9	42.0	(19.3)

Gross profit rate	17.9%	18.2%	(0.3)	pts.
Conversion rate	15.6	19.9	(4.3)
Conversion rate excluding restructuring charges	15.6	20.1	(4.5)
Return on sales	2.8	3.6	(0.8)
Return on sales excluding restructuring charges	2.8	3.7	(0.9)

The change in Americas Staffing revenue from services reflects the impact of the September 2017 acquisition of TOC, combined with a 4% increase in average bill rates and partially offset by a 2% decrease in hours volume. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 44% of total Company revenue in the first six months of both 2018 and 2017.
From a product perspective, the increase in revenue reflects an increase in our educational staffing business, due primarily to the TOC acquisition, light industrial and engineering products. These increases were partially offset by decreases in our office services volume.
The decrease in the Americas Staffing gross profit rate was primarily due to unfavorable customer mix, partially offset by higher permanent placement income.
The increase in total SG&A expenses was due to additional sales and recruiting resources, combined with SG&A expenses related to TOC.

GTS - June Year to Date
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$986.5	$992.8	(0.6)%		(1.0)%
Gross profit	184.5	179.2	3.0		2.2
SG&A expenses excluding restructuring charges	150.8	146.6	2.9		2.0
Restructuring charges	—	2.0	(100.0)		(100.0)
Total SG&A expenses	150.8	148.6	1.5		0.6
Earnings from operations	33.7	30.6	10.4
Earnings from operations excluding restructuring charges	33.7	32.6	3.7

Gross profit rate	18.7%	18.0%	0.7	pts.
Conversion rate	18.3	17.1	1.2
Conversion rate excluding restructuring charges	18.3	18.2	0.1
Return on sales	3.4	3.1	0.3
Return on sales excluding restructuring charges	3.4	3.3	0.1

Revenue from services decreased 1% compared to last year. Lower demand in specific customers in centrally-delivered staffing and PPO was partially offset by program expansion in BPO and KellyConnect, combined with new wins in CWO and RPO. GTS revenue represented 36% of total Company revenue in the first six months of 2018 and 38% in the first six months of 2017.
The increase in the GTS gross profit rate was due to improving product mix, partially offset by increases in employee-related benefits costs.
Total SG&A expenses increased 1.5% from the prior year. Included in total SG&A for the first six months of 2017 are restructuring charges of $2.0 million, representing severance relating to an initiative to optimize our service delivery models in this segment. The increase in SG&A expenses is due to increased headcount and costs related to new programs.

International Staffing - June Year to Date
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$571.3	$490.4	16.5%		7.7%
Gross profit	79.0	73.2	7.8		(0.3)
Total SG&A expenses	67.6	63.9	5.8		(1.4)
Earnings from operations	11.4	9.3	21.2

Gross profit rate	13.8%	14.9%	(1.1)	pts.
Conversion rate	14.4	12.8	1.6
Return on sales	2.0	1.9	0.1

The change in International Staffing revenue from services reflects a 9% increase in average bill rates driven by currency exchange rates (a 1% increase on a CC basis) combined with a 6% increase in hours volume. The increase in hours volume was due to increases in Portugal, Italy and Ireland. International Staffing represented 21% of total Company revenue in the first six months of 2018 and 19% in the first six months of 2017.
The International Staffing gross profit rate decreased primarily due to the year-over-year impact of a one-time benefit related to French payroll tax adjustments in the first quarter of the prior year, combined with the effect of unfavorable customer mix. These decreases were partially offset by an increase in permanent placement income.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $38.6 million at the end of the second quarter of 2018 and $36.9 million at year-end 2017. As further described below, we generated $33.2 million of cash from operating activities, used $10.9 million of cash for investing activities and used $20.5 million of cash for financing activities.
Operating Activities
In the first six months of 2018, we generated $33.2 million of net cash from operating activities, as compared to generating $44.4 million in the first six months of 2017. Other than recurring working capital changes, this change was primarily driven by an increase in incentive-related payments.
Trade accounts receivable totaled $1.2 billion at the end of the second quarter of 2018. Global DSO were 55 days at the end of the second quarter of both 2018 and 2017.
Our working capital position (total current assets less total current liabilities) was $469.4 million at the end of the second quarter of 2018, an increase of $11.3 million from year-end 2017. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the second quarter of 2018 and at year-end 2017.
Investing Activities
In the first six months of 2018, we used $10.9 million of cash for investing activities, as compared to using $7.3 million in the first six months of 2017. The year-over-year increase in capital expenditures is due to higher spending for technology programs, IT infrastructure and headquarters building improvements in the first six months of 2018 as compared to last year.
Financing Activities
In the first six months of 2018, we used $20.5 million of cash for financing activities, as compared to using $5.7 million in the first six months of 2017. The change in cash used in financing activities was primarily related to short-term borrowing activities. Debt totaled $1.7 million at the end of the second quarter of 2018 and was $10.2 million at year-end 2017. Debt-to-total capital (total debt reported on the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.1% at the end of the second quarter of 2018 and 0.9% at year-end 2017.
The change in short-term borrowings in the first six months of 2018 was primarily due to payments on our revolving credit facility. The change in short-term borrowings in the first six months of 2017 was due to foreign borrowings on local facilities.
We made dividend payments of $5.9 million in the first six months of 2018 and $5.8 million in the first six months of 2017.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2018 second quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the end of the second quarter of 2018, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $145.0 million of available capacity on our $200.0 million securitization facility. The securitization facility carried no short-term borrowings and $55.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the end of the second quarter of 2018, we met the debt covenants related to our revolving credit facility and securitization facility.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions and disruptions, changing market and economic conditions, our ability to achieve our business strategy, the risk of damage to our brand, the risk our intellectual property assets could be infringed upon or compromised, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, our increasing dependency on third parties for the execution of critical functions, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates including PersolKelly Asia Pacific, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with the government or government contractors, risks associated with conducting business in foreign countries, including foreign currency fluctuations, the exposure to potential market and currency exchange risks relating to our investment in Persol Holdings, risks associated with violations of anti-corruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyber attacks or other breaches of network or information technology security, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology projects, our ability to maintain adequate financial and management processes and controls, risk of potential impairment charges triggered by adverse industry developments or operational circumstances, unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, the impact of changes in laws and regulations (including federal, state and international tax laws), competition law risks, the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we have no intention to update these statements. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2018 second quarter earnings.
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
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
In the ordinary course of business, the Company is continuously engaged in litigation, threatened ligation, or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, or violations of privacy rights or anti-competition regulations, which could result in a material adverse outcome. There are matters that are currently stayed pending a decision from the United States Supreme Court, regarding the enforceability of class action waivers in favor of arbitration. On May 21, 2018, the Court determined that class action waivers in employment contracts are enforceable.  We are still assessing how the recent Supreme Court ruling affects our litigation strategy. We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2018, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
April 2, 2018 through May 6, 2018	1,389	$30.05	—	$—

May 7, 2018 through June 3, 2018	2,172	24.50	—	$—

June 4, 2018 through July 1, 2018	458	22.45	—	$—

Total	4,019	$26.18	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 4,019 shares were reacquired in transactions during the quarter.

Item 3.  Defaults Upon Senior Securities.
Not applicable.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 41 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 8, 2018

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2018

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