Form 10-Q
period 2018-09-30
KELLY SERVICES INC
filed 2018-11-07
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Emerging growth company [ ]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter of 2017 was approximately $702.3 million.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]
At October 29, 2018, 35,434,862 shares of Class A and 3,432,072 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue from services	$1,342.4	$1,328.8	$4,099.2	$3,952.1

Cost of services	1,103.3	1,098.1	3,381.4	3,261.0

Gross profit	239.1	230.7	717.8	691.1

Selling, general and administrative expenses	217.2	212.5	663.5	636.2

Earnings from operations	21.9	18.2	54.3	54.9

Gain (loss) on investment in Persol Holdings	15.8	—	(13.0)	—

Other expense, net	(0.7)	(0.4)	(1.8)	(2.5)

Earnings before taxes and equity in net earnings (loss) of affiliate	37.0	17.8	39.5	52.4

Income tax expense (benefit)	5.9	(4.1)	(3.3)	0.1

Net earnings before equity in net earnings (loss) of affiliate	31.1	21.9	42.8	52.3

Equity in net earnings (loss) of affiliate	2.0	1.1	4.0	1.6

Net earnings	$33.1	$23.0	$46.8	$53.9

Basic earnings per share	$0.84	$0.59	$1.20	$1.38
Diluted earnings per share	$0.84	$0.58	$1.19	$1.37

Dividends per share	$0.075	$0.075	$0.225	$0.225

Average shares outstanding (millions):
Basic	38.8	38.3	38.7	38.3
Diluted	38.9	38.8	38.8	38.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net earnings	$33.1	$23.0	$46.8	$53.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.9, tax expense of $0.2, tax benefit of $0.3 and tax expense of $0.3, respectively	(7.0)	3.4	(7.8)	16.0
Less: Reclassification adjustments included in net earnings	—	—	—	—
Foreign currency translation adjustments	(7.0)	3.4	(7.8)	16.0

Unrealized gains on investment, net of tax expense of $12.9 and $21.9 in 2017, respectively	—	28.8	—	48.6

Other comprehensive income (loss)	(7.0)	32.2	(7.8)	64.6

Comprehensive income	$26.1	$55.2	$39.0	$118.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS	September 30, 2018	December 31, 2017
CURRENT ASSETS:
Cash and equivalents	$20.8	$32.5
Trade accounts receivable, less allowances of $12.4 and $12.9, respectively	1,294.0	1,286.7
Prepaid expenses and other current assets	68.0	65.1
Total current assets	1,382.8	1,384.3

NONCURRENT ASSETS:
Property and equipment:
Property and equipment	290.7	291.8
Accumulated depreciation	(205.7)	(205.7)
Net property and equipment	85.0	86.1
Deferred taxes	196.5	183.4
Goodwill	107.3	107.1
Investment in Persol Holdings	213.6	228.1
Investment in equity affiliate	120.3	117.4
Other assets	287.6	271.8
Total noncurrent assets	1,010.3	993.9

TOTAL ASSETS	$2,393.1	$2,378.2
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2018	December 31, 2017
CURRENT LIABILITIES:
Short-term borrowings	$8.1	$10.2
Accounts payable and accrued liabilities	497.0	537.7
Accrued payroll and related taxes	304.7	287.4
Accrued insurance	25.9	25.7
Income and other taxes	66.5	65.2
Total current liabilities	902.2	926.2

NONCURRENT LIABILITIES:
Accrued insurance	50.2	49.9
Accrued retirement benefits	186.9	178.1
Other long-term liabilities	68.0	72.5
Total noncurrent liabilities	305.1	300.5

Commitments and contingencies (see contingencies footnote)

STOCKHOLDERS’ EQUITY:
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 at 2018 and 2017	36.6	36.6
Class B common stock, shares issued 3.5 at 2018 and 2017	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.3 shares at 2018 and 1.7 shares at 2017	(26.7)	(34.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	25.0	32.2
Earnings invested in the business	1,165.0	983.6
Accumulated other comprehensive income (loss)	(17.0)	130.8
Total stockholders’ equity	1,185.8	1,151.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,393.1	$2,378.2
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(26.8)	(37.0)	(34.6)	(38.4)
Issuance of stock awards	0.1	2.4	7.9	3.8
Balance at end of period	(26.7)	(34.6)	(26.7)	(34.6)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	23.4	31.1	32.2	28.6
Issuance of stock awards	1.6	(1.1)	(7.2)	1.4
Balance at end of period	25.0	30.0	25.0	30.0

Earnings Invested in the Business
Balance at beginning of period	1,134.8	948.7	983.6	923.6
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	140.0	—
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue	—	—	3.4	—
Net earnings	33.1	23.0	46.8	53.9
Dividends	(2.9)	(2.9)	(8.8)	(8.7)
Balance at end of period	1,165.0	968.8	1,165.0	968.8

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(10.0)	91.1	130.8	58.7
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	(140.0)
Other comprehensive income (loss), net of tax	(7.0)	32.2	(7.8)	64.6
Balance at end of period	(17.0)	123.3	(17.0)	123.3

Stockholders’ Equity at end of period	$1,185.8	$1,127.0	$1,185.8	$1,127.0
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net earnings	$46.8	$53.9
Noncash adjustments:
Depreciation and amortization	19.5	16.5
Provision for bad debts	1.3	3.6
Stock-based compensation	6.7	6.8
Loss on investment in Persol Holdings	13.0	—
Other, net	(5.0)	(2.3)
Changes in operating assets and liabilities, net of acquisition	(49.0)	(45.5)

Net cash from operating activities	33.3	33.0

Cash flows from investing activities:
Capital expenditures	(17.9)	(14.7)
Acquisition of company, net of cash received	—	(37.2)
Investment in equity securities	(5.0)	—
(Loan to) proceeds from repayment of loan to equity affiliate	(2.9)	0.6
Other investing activities	(0.8)	—

Net cash used in investing activities	(26.6)	(51.3)

Cash flows from financing activities:
Net change in short-term borrowings	(1.9)	23.9
Dividend payments	(8.8)	(8.7)
Payments of tax withholding for stock awards	(6.3)	(1.7)
Other financing activities	—	(0.1)

Net cash (used in) from financing activities	(17.0)	13.4

Effect of exchange rates on cash, cash equivalents and restricted cash	(0.7)	(2.3)

Net change in cash, cash equivalents and restricted cash	(11.0)	(7.2)
Cash, cash equivalents and restricted cash at beginning of period	36.9	34.3

Cash, cash equivalents and restricted cash at end of period (1)	$25.9	$27.1
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$20.8	$22.2
Restricted cash included in prepaid expenses and other current assets	0.5	0.6
Noncurrent assets:
Restricted cash included in other assets	4.6	4.3
Cash, cash equivalents and restricted cash at end of period	$25.9	$27.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2018 (the 2017 consolidated financial statements). The Company’s third fiscal quarter ended on September 30, 2018 (2018) and October 1, 2017 (2017), each of which contained 13 weeks. The corresponding September year to date periods for 2018 and 2017 each contained 39 weeks.
Selling, general and administrative (“SG&A”) expenses for the 13 and 39 weeks ended October 1, 2017 include a $2.8 million and $1.4 million, respectively, benefit resulting from an out-of-period correction of expenses that were overstated in prior periods. The out-of-period errors and adjustments did not have a material effect on any of the periods impacted.

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

We recorded a net increase to opening earnings invested in the business of $3.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact is primarily driven by the deferral of contract costs related to our customer contracts of $5.2 million, partially offset by deferring revenue billed at a point in time for services performed over time of $0.6 million and a deferred tax liability of $1.2 million. As of and for the three and nine month periods ended September 30, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Staffing Solutions Revenue

Staffing solutions can be branch-delivered (Americas and EMEA regions) or centrally delivered (within Global Talent Solutions (“GTS”)). Our Americas Staffing segment is organized to deliver services in a number of specialty staffing solutions, which are summarized as: commercial, specialized professional/technical (“PT”) and educational staffing. Staffing solutions contracts are short-term in nature. Billings are generally negotiated and invoiced on a per-hour or per-unit basis as the temporary staffing services are transferred to the customer. Revenue from the majority of our staffing solutions services continues to be recognized over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

Permanent Placement Revenue

Permanent placement solutions can be branch-delivered (Americas and EMEA regions) or centrally delivered (within GTS). Our permanent placement revenue is recorded at the point in time the permanent placement candidate begins full-time employment. On the candidate start date, the customer accepts the candidate and can direct the use of the candidate as well as obtains the significant risk and rewards of the candidate.  As such, we consider this the point the control transfers to the customer.

Talent Solutions and Outcome-Based Services Revenue

In addition to centrally delivered staffing services, our GTS segment also includes talent solutions (contingent workforce outsourcing “CWO”, payroll process outsourcing “PPO” and recruitment process outsourcing “RPO”) and outcome-based services (business process outsourcing “BPO”, KellyConnect, career transition/outplacement services and talent advisory services). Billings are generally negotiated and invoiced on a measure of time (hours, weeks, months) or per-unit basis for our services performed. We continue to recognize revenue from the majority of our talent solutions services and our outcome-based services over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following table presents our segment revenues disaggregated by service type (in millions):

	Third Quarter	September Year to Date
	2018	2018
Branch-Delivered Staffing
Americas Staffing
Staffing Solutions
Commercial	$424.3	$1,237.2
Educational Staffing	57.7	297.8
Professional/Technical	68.8	206.3
Permanent Placement	11.0	28.8
Total Americas Staffing	561.8	1,770.1

International Staffing
Staffing Solutions	270.4	826.4
Permanent Placement	6.8	22.1
Total International Staffing	277.2	848.5

Global Talent Solutions
Talent Fulfillment
Staffing Solutions	279.0	851.5
Permanent Placement	0.6	1.4
Talent Solutions	94.0	267.9
Total Talent Fulfillment	373.6	1,120.8

Outcome-Based Services	134.0	373.3
Total Global Talent Solutions	507.6	1,494.1

Total Intersegment	(4.2)	(13.5)

Total Revenue from Services	$1,342.4	$4,099.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Our operations are subject to different economic and regulatory environments depending on geographic location. Our GTS segment operates in Americas, EMEA and APAC regions. In the third quarter of 2018 and 2017, GTS made up $490.4 million and $489.2 million in total Americas, respectively, $11.0 million and $8.9 million in total EMEA, respectively, and the entire balance in APAC. For September year to date in 2018 and 2017, GTS made up $1,442.9 million and $1,456.9 million in total Americas, respectively, $34.3 million and $25.3 million in total EMEA, respectively, and the entire balance in APAC. The below table presents our revenues disaggregated by geography (in millions):

	Third Quarter		September Year to Date
	2018	2017	2018	2017
Americas
United States	$942.5	$941.1	$2,898.4	$2,866.8
Canada	37.0	37.1	107.6	105.8
Mexico	32.3	32.9	92.7	85.0
Puerto Rico	28.2	15.9	74.2	51.2
Brazil	8.1	12.3	26.6	38.3
Total Americas	1,048.1	1,039.3	3,199.5	3,147.1

EMEA
France	68.8	73.0	212.7	202.1
Switzerland	53.8	59.1	156.3	161.3
Portugal	48.2	46.0	150.5	124.0
United Kingdom	28.1	23.3	85.6	64.3
Russia	24.0	22.5	75.7	69.3
Italy	18.3	15.9	58.1	45.3
Germany	13.8	15.5	45.0	43.3
Ireland	11.3	8.3	34.3	23.4
Norway	8.8	8.9	26.4	24.9
Other	13.0	12.1	38.2	33.5
Total EMEA	288.1	284.6	882.8	791.4

Total APAC	6.2	4.9	16.9	13.6

Total Kelly Services, Inc.	$1,342.4	$1,328.8	$4,099.2	$3,952.1

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

Deferred Costs

Sales commissions paid at initial contract inception and upon contract renewal by our sales team are considered incremental and recoverable costs of obtaining a contract with a customer. The sales commissions (and related fringe benefits such as taxes and benefits) are deferred and then amortized on a straight-line basis over an appropriate period of benefit that we have determined to be contract duration. We determined the period of benefit by taking into consideration our customer contracts and other relevant factors. Anticipated renewal periods are not included in the amortization period of the initial commission. Amortization expense is included in SG&A expenses on the consolidated statements of earnings. As a practical expedient, sales commissions with amortization periods of 12 months or less are expensed as incurred. These costs are recorded in SG&A expenses on the consolidated statements of earnings.

Deferred sales commissions, which are included in other assets on the consolidated balance sheet, were $2.4 million as of third quarter-end 2018 and $3.2 million as of January 1, 2018. Amortization expense for the deferred costs was $0.4 million and $1.2 million for the third quarter and September year to date 2018, respectively. For the third quarter and September year to date 2018, there was no impairment loss in relation to the costs capitalized.

Occasionally, fulfillment costs are incurred after obtaining a contract in order to generate a resource that will be used to provide our services. These costs are considered incremental and recoverable costs to fulfill our contract with the customer. These costs to fulfill a contract are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the average length of assignment of the employees. We determined the period of benefit by taking into consideration our customer contracts, attrition rates and other relevant factors. Amortization expense is included in SG&A expenses on the consolidated statements of earnings.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets on the consolidated balance sheet, were $4.0 million as of third quarter-end 2018 and $2.0 million as of January 1, 2018. Amortization expense for the deferred costs was $4.1 million and $8.7 million for the third quarter and September year to date 2018, respectively. For the third quarter and September year to date 2018, there was no impairment loss in relation to the costs capitalized.

Unsatisfied Performance Obligations

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3.  Acquisition and Disposition
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

Goodwill generated from this acquisition is primarily attributable to expected synergies from combining operations and expanding market potential, and is assigned to the Americas Staffing reporting unit. The amount of goodwill expected to be deductible for tax purposes is approximately $18.8 million as of the third quarter-end 2018. An indemnification asset of $2.8 million was recognized as of the acquisition date related to pre-acquisition tax liabilities. As of the third quarter-end 2018, the

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

indemnification asset is $0.1 million with the change driven by cash received from the seller to pay pre-acquisition tax liabilities.

Disposition

On September 21, 2018, Kelly Services entered into an agreement with TrustPoint International, LLC to sell the assets related to the Company’s legal staffing and legal management services business. The transaction is expected to close in the fourth quarter of 2018. The assets related to the sale that are included on the consolidated balance sheet are immaterial for held for sale disclosure.

4. Investment in Persol Holdings

The Company has a yen-denominated investment in the common stock of Persol Holdings, the Company’s joint venture partner in PersolKelly Asia Pacific. As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). The Company adopted Accounting Standards Update (“ASU”) 2016-01 and as a result, effective January 1, 2018, all changes in fair value on the investment are recognized in net earnings which previously were recorded in other comprehensive income.

Accordingly, for the third quarter-end and September year to date 2018, a gain on the investment of $15.8 million and a loss on the investment of $13.0 million, respectively, was recorded entirely in the gain (loss) on investment in Persol Holdings in the consolidated statements of earnings. During the third quarter-end and September year to date 2017, an unrealized gain, net of tax, of $28.8 million and $48.6 million, respectively, was recorded in other comprehensive income, and in accumulated other comprehensive income (loss), a component of stockholders’ equity. A cumulative catch-up adjustment of the prior net unrealized gains previously recorded in other comprehensive income, and in accumulated other comprehensive income (loss), a component of stockholders’ equity, was recorded in earnings invested in the business as of January 1, 2018 for $140.0 million, net of $69.9 million of taxes.

5.  Investment in Equity Affiliate
The Company has a 49% ownership interest in PersolKelly Asia Pacific. The operating results of the Company’s interest in PersolKelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are reported in the equity in net earnings (loss) of affiliate in the consolidated statements of earnings. This investment is evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity investment, we will adjust the carrying amount of the investment to the current fair value.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $120.3 million as of third quarter-end 2018 and $117.4 million as of year-end 2017. The net amount due from PersolKelly Asia Pacific, a related party, was $2.8 million as of the third quarter-end 2018 including a loan made to PersolKelly Asia Pacific for $2.9 million in the third quarter to fund working capital requirements. The net amount due to PersolKelly Asia Pacific was $2.3 million as of year-end 2017. The amount included in trade accounts payable for staffing services provided by PersolKelly Asia Pacific as a supplier to CWO programs was $1.6 million as of third quarter-end 2018 and $2.5 million as of year-end 2017.
6.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of third quarter-end 2018 and year-end 2017 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Third Quarter-End 2018
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.5	$4.5	$—	$—
Investment in Persol Holdings	213.6	213.6	—	—

Total assets at fair value	$218.1	$218.1	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2017
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.3	$4.3	$—	$—
Investment in Persol Holdings	228.1	228.1	—	—

Total assets at fair value	$232.4	$232.4	$—	$—
Money market funds as of third quarter-end 2018 and 2017 represent investments in money market accounts, all of which are restricted as to use and included in other assets on the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.
The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end. Effective January 1, 2018, the changes in fair value of this investment are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). In 2017, changes in fair value were recorded in other comprehensive income, and in accumulated other comprehensive income (loss), a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.2 million as of the third quarter-end 2018 and $18.4 million at year-end 2017.

Equity Investment Without Readily Determinable Fair Value

The Company made a minority investment in Business Talent Group, LLC in the third quarter of 2018, which is included in other assets on the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The carrying amount of $5.0 million represents the purchase price. There have been no adjustments to the carrying amount or impairments.

7. Goodwill
The changes in the carrying amount of goodwill as of third quarter-end 2018 are included in the table below. See Acquisition and Disposition footnote for a description of the change in goodwill.

	As of Year-End 2017	Additions to Goodwill	As of Third Quarter-End 2018
	(In millions of dollars)
Americas Staffing	$44.6	$0.2	$44.8
Global Talent Solutions	62.5	—	62.5
International Staffing	—	—	—
	$107.1	$0.2	$107.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

8.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the third quarter and September year to date 2018 and 2017 are included in the table below. Amounts in parentheses indicate debits. See Investment in Persol Holdings footnote for a description of the cumulative-effect adjustment from the adoption of ASU 2016-01.

	Third Quarter		September Year to Date
	2018	2017	2018	2017
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(7.7)	$(10.7)	$(6.9)	$(23.3)
Other comprehensive income (loss) before classifications	(7.0)	3.4	(7.8)	16.0
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	(7.0)	3.4	(7.8)	16.0
Ending balance	(14.7)	(7.3)	(14.7)	(7.3)

Unrealized gains and losses on investment:
Beginning balance	—	103.6	140.0	83.8
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	(140.0)	—
Other comprehensive income (loss) before classifications	—	28.8	—	48.6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	—	28.8	(140.0)	48.6
Ending balance	—	132.4	—	132.4

Pension liability adjustments:
Beginning balance	(2.3)	(1.8)	(2.3)	(1.8)
Other comprehensive income (loss) before classifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(2.3)	(1.8)	(2.3)	(1.8)

Total accumulated other comprehensive income (loss)	$(17.0)	$123.3	$(17.0)	$123.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

9.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the third quarter and September year to date 2018 and 2017 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2018	2017	2018	2017
Net earnings	$33.1	$23.0	$46.8	$53.9
Less: earnings allocated to participating securities	(0.4)	(0.3)	(0.5)	(0.9)
Net earnings available to common shareholders	$32.7	$22.7	$46.3	$53.0

Average shares outstanding (millions):
Basic	38.8	38.3	38.7	38.3
Dilutive share awards	0.1	0.5	0.1	0.5
Diluted	38.9	38.8	38.8	38.8

Basic earnings per share	$0.84	$0.59	$1.20	$1.38
Diluted earnings per share	$0.84	$0.58	$1.19	$1.37
Potentially dilutive shares outstanding are primarily related to performance shares for the third quarter and September year to date 2018 and 2017.

10.  Stock-Based Compensation
For the third quarter of 2018, the Company recognized stock compensation expense of $2.0 million, and related tax benefit of $0.8 million. For the third quarter 2017, the Company recognized stock compensation expense of $2.6 million, and related tax benefit of $1.5 million. For September year to date 2018, the Company recognized stock compensation expense of $6.7 million, and related tax benefit of $4.0 million. For September year to date 2017, the Company recognized stock compensation expense of $6.8 million, and related tax benefit of $3.3 million.
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
The financial measure performance shares may be earned upon the achievement of two financial goals. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout for 2018 grants based on a cumulative measure of the 2018, 2019 and 2020 goals. Accordingly, the Company remeasures the fair value of the 2018 and 2017 financial measure performance shares each reporting period until the third year goals are set, after which the grant date fair value will be fixed for the remaining performance period. As of third quarter-end 2018, for both the financial measure performance shares granted in 2018 and 2017, the current fair value for the financial measure performance shares was $23.17. In addition, during the first quarter 2018, the final year of goals was set for the performance shares granted in 2016. Therefore, the grant date fair value for the 2016 financial measure performance shares was set at $28.40, and will remain fixed for the remaining performance period.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

A summary of the status of all nonvested performance shares at target as of third quarter-end 2018 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The majority of the vested shares below is related to the 2015 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2018.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2017	592	$22.32	240	$18.17
Granted	163	28.64	59	31.38
Vested	(229)	16.62	(109)	16.01
Forfeited	(45)	26.18	(17)	22.94
Nonvested at third quarter-end 2018	481	$25.43	173	$23.56
Restricted Stock
A summary of the status of nonvested restricted stock as of third quarter-end 2018 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2017	440	$18.76
Granted	153	28.94
Vested	(104)	19.70
Forfeited	(44)	20.19
Nonvested at third quarter-end 2018	445	$21.89

11.  Other Expense, Net
Included in other expense, net for the third quarter and September year to date 2018 and 2017 are the following:

	Third Quarter		September Year to Date
	2018	2017	2018	2017
	(In millions of dollars)
Interest income	$0.2	$0.2	$0.6	$0.5
Interest expense	(0.7)	(0.7)	(2.3)	(1.8)
Dividend income	—	—	0.8	0.7
Foreign exchange gain (loss)	(0.2)	0.1	(0.9)	(1.9)

Other expense, net	$(0.7)	$(0.4)	$(1.8)	$(2.5)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

12. Income Taxes
Income tax expense was $5.9 million for the third quarter of 2018 and income tax benefit was $4.1 million for the third quarter of 2017. Income tax benefit was $3.3 million for September year to date 2018 and income tax expense was $0.1 million for September year to date 2017. Income taxes in the third quarter of 2018 were impacted by a gain on the Persol Holdings investment, while the third quarter of 2017 benefited from the release of a valuation allowance in Germany. Income taxes for September year to date of 2018 benefited from a lower U.S. tax rate and a loss on the Persol Holdings investment.

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

At year-end 2017, the Company anticipated that the one-time transition tax under the U.S. Tax Cuts and Jobs Act (“the Act”) would be zero. In accordance with SEC Staff Accounting Bulletin 118, a provisional amount of zero was recorded due to the need for additional analysis of historical data. As of the end of the third quarter 2018, we have completed our analysis and finalized our transition tax calculation. Consistent with our estimate at year-end, the transition tax is zero.

13.  Contingencies
In the ordinary course of business, the Company is continuously engaged in litigation, threatened ligation, or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, or violations of privacy rights or anti-competition regulations, which could result in a material adverse outcome. There are matters that were stayed pending a decision from the United States Supreme Court in the matter of Epic Systems Corp. v. Lewis, regarding the enforceability of class action waivers in favor of arbitration. On May 21, 2018, the Court determined that class action waivers in employment contracts are enforceable.  As a result of the ruling, the lower courts have begun the process of ordering arbitration and determining what additional steps are necessary. We are still assessing how the recent Supreme Court ruling affects our overall litigation strategy. We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
GTS combines the delivery structure of the Company’s outsourcing and consulting group and centrally delivered staffing business. It reflects the trend of customers towards the adoption of holistic talent supply chain solutions which combine contingent labor, full-time hiring and outsourced services. GTS includes centrally delivered staffing, RPO, CWO, BPO, PPO, KellyConnect, career transition/outplacement services and talent advisory services.
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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes and equity in net earnings (loss) of affiliate, for the third quarter and September year to date 2018 and 2017. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	Third Quarter		September Year to Date
	2018	2017	2018	2017
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$561.8	$554.8	$1,770.1	$1,703.5
Global Talent Solutions	507.6	503.0	1,494.1	1,495.8
International Staffing	277.2	275.6	848.5	766.0

Less: Intersegment revenue	(4.2)	(4.6)	(13.5)	(13.2)

Consolidated Total	$1,342.4	$1,328.8	$4,099.2	$3,952.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2018	2017	2018	2017
	(In millions of dollars)
Earnings from Operations:

Americas Staffing gross profit	$106.0	$98.8	$322.5	$307.9
Americas Staffing SG&A expenses	(91.2)	(85.5)	(273.8)	(253.0)
Americas Staffing Earnings from Operations	14.8	13.3	48.7	54.9

Global Talent Solutions gross profit	97.3	93.0	281.8	272.2
Global Talent Solutions SG&A expenses	(73.2)	(72.2)	(224.0)	(220.8)
Global Talent Solutions Earnings from Operations	24.1	20.8	57.8	51.4

International Staffing gross profit	36.4	39.5	115.4	112.7
International Staffing SG&A expenses	(31.6)	(32.3)	(99.2)	(96.2)
International Staffing Earnings from Operations	4.8	7.2	16.2	16.5

Less: Intersegment gross profit	(0.6)	(0.6)	(1.9)	(1.7)
Less: Intersegment SG&A expenses	0.6	0.6	1.9	1.7
Net Intersegment Activity	—	—	—	—

Corporate	(21.8)	(23.1)	(68.4)	(67.9)
Consolidated Total	21.9	18.2	54.3	54.9
Gain (loss) on investment in Persol Holdings	15.8	—	(13.0)	—
Other expense, net	(0.7)	(0.4)	(1.8)	(2.5)

Earnings before taxes and equity in net earnings (loss) of affiliate	$37.0	$17.8	$39.5	$52.4

15.  New Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13 which eliminates, adds and modifies certain fair value measurement disclosures. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. We do not expect the adoption of this standard to have a material impact to our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 simplifying the accounting for nonemployee share-based payment awards by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

In February 2018, the FASB issued ASU 2018-02 allowing reclassification from accumulated other comprehensive income (loss) to retained earnings for the income tax effects resulting from the Act enacted by the U.S. federal government in December 2017. The new guidance eliminates the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. It also requires certain disclosures about stranded tax effects. ASU 2018-02 relates only to the reclassification of the income tax effects of the Act and does not change the underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. It should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. Early adoption is permitted. We adopted this guidance during the second quarter of 2018. We elected not to reclassify the income tax effects of the Act from accumulated other comprehensive income (loss) to retained earnings.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, which provided entities with an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. We expect to elect this transition method at the adoption date.
A cross-functional implementation team is working to assess the impact of the standard. We continue to make progress with upgrading our lease accounting software and developing processes to determine key judgments, such as the discount rates to be used for required present value calculations. We believe that our adoption of this standard will likely have a material impact to our consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. Our operating lease obligations are described in the Commitments footnote of our 2017 Form 10-K. Based on our preliminary assessment, we do not expect this standard to have a material impact to our consolidated statements of earnings.
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

We earn revenues from the hourly sales of services by our temporary employees to customers, as a result of recruiting permanent employees for our customers, and through our talent solutions and outsourcing and advisory services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S., but was 58 days on a global basis as of the 2018 and 2017 third quarter end and 55 days as of the 2017 year end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

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

2017 was a year of strategic and operational progress, and we entered 2018 with a strengthened commitment to our strategy for continued growth. In the face of an increasingly competitive talent environment, our third quarter 2018 results confirm our long-term growth strategy and our need to place continued focus on managing the Company’s short-term performance:

•	Revenue grew 1.0%, or 1.9% in constant currency

•	Earnings from operations for the third quarter of 2018 totaled $21.9 million, compared to $18.2 million in 2017

•	The gross profit rate increased 40 basis points and we delivered gross profit growth of $8.4 million in the third quarter of 2018

•	Conversion rate, or return on gross profit, was 9.2%, compared to the 2017 conversion rate of 7.9%

•	We used $7.5 million of free cash flow in the quarter compared to a use of $18.8 million in the same quarter of 2017.

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

With unemployment hovering near the lowest level in five decades, qualified candidates are becoming more difficult to attract and retain. As the U.S. economy approaches full employment, candidates now have more job opportunities from which to choose and they are becoming more selective in their job choices. As a result of this, we are expending more effort to recruit individuals and are experiencing more turnover of employees once placed with customers, resulting in a renewed search to fill the openings. This market volatility creates increased competition for talent and these labor market constraints are beginning to affect our ability to fill job requisitions.

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

Results of Operations
Total Company - Third Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,342.4	$1,328.8	1.0%		1.9%
Gross profit	239.1	230.7	3.6		4.5
Total SG&A expenses	217.2	212.5	2.2		3.0
Earnings from operations	21.9	18.2	20.6

Permanent placement income (included in revenue from services)	18.4	14.2	30.2		32.4
Gross profit rate	17.8%	17.4%	0.4	pts.
Conversion rate	9.2	7.9	1.3
Return on sales	1.6	1.4	0.2

Total Company revenue from services for the third quarter of 2018 was up 1.0% in comparison to the prior year and up 1.9% on a CC basis, reflecting the strengthening of the U.S. dollar against several currencies, primarily the Euro. As noted in the following discussions, revenue increased in all operating segments.
The gross profit rate increased by 40 basis points during the third quarter. As noted in the following discussions, increases in the gross profit rate in Americas Staffing and GTS were partially offset by a decrease in the International Staffing gross profit rate.
Total SG&A expenses increased 2.2% on a reported basis (3.0% on a CC basis). This increase was due primarily to additional resources in Americas Staffing as a result of the current talent supply environment, along with the effect of an out-of-period adjustment relating to overstated expense accruals in the prior year. These increases were partially offset by the year-over-year favorable impact of litigation-related expenses in the prior year.
Diluted earnings per share for the third quarter of 2018 was $0.84, as compared to earnings per share of $0.58 for the third quarter of 2017. Included in third quarter 2018 diluted earnings per share is $0.28 per share related to the gain on the investment in Persol Holdings, net of tax.

Americas Staffing - Third Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$561.8	$554.8	1.3%		2.0%
Gross profit	106.0	98.8	7.3		7.9
Total SG&A expenses	91.2	85.5	6.6		7.3
Earnings from operations	14.8	13.3	11.3

Gross profit rate	18.9%	17.8%	1.1	pts.
Conversion rate	14.0	13.5	0.5
Return on sales	2.6	2.4	0.2

The change in Americas Staffing revenue from services reflects a 3% increase in average bill rates (a 4% increase on a CC basis), combined with the impact of the September 2017 acquisition of Teachers On Call (“TOC”). These increases were partially offset by a 2% decrease in hours volume. The increase in average bill rates was due to the resulting impact of wage increases on the bill rates. Americas Staffing represented 42% of total Company revenue in the third quarter of both 2018 and 2017.
From a product perspective, the increase in revenue reflects an increase in educational staffing (due, in part, to the TOC acquisition) and professional/technical, including engineering, IT and science. These increases were partially offset by decreases in our commercial product, including office services and light industrial.
The Americas Staffing gross profit rate increased in comparison to the prior year. The gross profit rate was positively impacted by lower payroll taxes and benefits and higher permanent placement income. These increases were partially offset by unfavorable customer mix. Permanent placement income, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.
The increase in total SG&A expenses was due to additional resources and effort required to attract and place candidates in the current talent supply environment, combined with SG&A expenses related to TOC.

GTS - Third Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$507.6	$503.0	0.9%		1.2%
Gross profit	97.3	93.0	4.6		5.1
Total SG&A expenses	73.2	72.2	1.5		1.9
Earnings from operations	24.1	20.8	15.7

Gross profit rate	19.2%	18.5%	0.7	pts.
Conversion rate	24.7	22.4	2.3
Return on sales	4.7	4.1	0.6

Revenue from services increased 1% compared to last year. New wins in CWO, combined with program expansion in BPO and KellyConnect, partially offset the lower demand in specific customers in centrally delivered staffing. GTS revenue represented 38% of total Company revenue in the third quarter of both 2018 and 2017.
The increase in the GTS gross profit rate was due to improving product mix, partially offset by an increase in employee-related benefits costs.
Total SG&A expenses increased 1.5% from the prior year. The increase was primarily due to increased headcount and costs related to new programs and expansion of programs in BPO and CWO. These increases were partially offset by lower salary costs in centrally delivered staffing and PPO, and the effect of an out-of-period adjustment in the prior year relating to overstated expense accruals.

International Staffing - Third Quarter
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$277.2	$275.6	0.6%		2.8%
Gross profit	36.4	39.5	(7.8)		(5.6)
Total SG&A expenses	31.6	32.3	(2.7)		(0.3)
Earnings from operations	4.8	7.2	(31.1)

Gross profit rate	13.2%	14.3%	(1.1)	pts.
Conversion rate	13.5	18.0	(4.5)
Return on sales	1.8	2.6	(0.8)

The change in International Staffing revenue from services reflects a 3% increase in average bill rates (a 5% increase on a CC basis), partially offset by a 2% decrease in hours volume. The decrease in hours volume was mainly due to declines in Portugal and France. International Staffing represented 21% of total Company revenue in the third quarter of both 2018 and 2017.
The International Staffing gross profit rate decreased primarily due to the year-over-year impact related to French payroll tax adjustments and unfavorable customer mix. These decreases were partially offset by the growth in permanent placement income.
The decrease in total SG&A expenses was primarily due to the effect of currency exchange rates. On a constant currency basis, SG&A expenses were flat in comparison to the prior year. Investments in the branch network were offset by effective cost management of headquarters expenses across the region.

Results of Operations
Total Company - September Year to Date
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$4,099.2	$3,952.1	3.7%		2.8%
Gross profit	717.8	691.1	3.9		3.1
SG&A expenses excluding restructuring charges	663.5	633.8	4.7		4.0
Restructuring charges	—	2.4	(100.0)		(100.0)
Total SG&A expenses	663.5	636.2	4.3		3.6
Earnings from operations	54.3	54.9	(1.0)
Earnings from operations excluding restructuring charges	54.3	57.3	(5.1)

Permanent placement income (included in revenue from services)	52.3	41.4	26.4		24.6
Gross profit rate	17.5%	17.5%	—	pts.
Conversion rate	7.6	7.9	(0.3)
Conversion rate excluding restructuring charges	7.6	8.3	(0.7)
Return on sales	1.3	1.4	(0.1)
Return on sales excluding restructuring charges	1.3	1.4	(0.1)

Total Company revenue from services for the first nine months of 2018 was up 3.7% in comparison to the prior year and up 2.8% on a CC basis, reflecting the weakening of the U.S. dollar against several currencies, primarily the Euro. As noted in the following discussions, revenue increased in Americas Staffing and International Staffing, while GTS revenue declined.
The gross profit rate was flat in comparison to the prior year. As noted in the following discussions, increases in the Americas Staffing and GTS gross profit rates were offset by a decrease in the International Staffing gross profit rate.
Total SG&A expenses increased 4.3% on a reported basis (3.6% on a CC basis), due primarily to investments in Americas Staffing which were made beginning in the second quarter of 2017 and additional effort to attract and place candidates in the current talent environment. Included in total SG&A expenses for the first nine months of 2017 are restructuring charges of $2.4 million, relating primarily to an initiative to optimize our GTS service delivery models.
Diluted earnings per share for the first nine months of 2018 were $1.19, as compared to $1.37 for the first nine months of 2017. Included in diluted earnings per share for the first nine months of 2018 is approximately $0.23 per share related to the loss on investment in Persol Holdings, net of tax.

Americas Staffing - September Year to Date
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,770.1	$1,703.5	3.9%		4.1%
Gross profit	322.5	307.9	4.7		4.9
SG&A expenses excluding restructuring charges	273.8	252.6	8.4		8.6
Restructuring charges	—	0.4	(100.0)		(100.0)
Total SG&A expenses	273.8	253.0	8.2		8.4
Earnings from operations	48.7	54.9	(11.4)
Earnings from operations excluding restructuring charges	48.7	55.3	(12.0)

Gross profit rate	18.2%	18.1%	0.1	pts.
Conversion rate	15.1	17.8	(2.7)
Conversion rate excluding restructuring charges	15.1	18.0	(2.9)
Return on sales	2.8	3.2	(0.4)
Return on sales excluding restructuring charges	2.8	3.2	(0.4)

The change in Americas Staffing revenue from services reflects the impact of the September 2017 acquisition of TOC, combined with a 3% increase in average bill rates (a 4% increase on a CC basis) and partially offset by a 2% decrease in hours volume. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 43% of total Company revenue in the first nine months of both 2018 and 2017.
From a product perspective, the increase in revenue reflects an increase in commercial, including light industrial, educational staffing business (due primarily to the TOC acquisition) and professional/technical engineering products. These increases were partially offset by a decrease in our commercial office services volume.
The increase in the Americas Staffing gross profit rate was primarily due to higher permanent placement income and lower payroll taxes, partially offset by unfavorable customer mix.
The increase in total SG&A expenses was due to additional sales and recruiting resources, combined with SG&A expenses related to TOC.

GTS - September Year to Date
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,494.1	$1,495.8	(0.1)%		(0.3)%
Gross profit	281.8	272.2	3.6		3.2
SG&A expenses excluding restructuring charges	224.0	218.8	2.4		2.0
Restructuring charges	—	2.0	(100.0)		(100.0)
Total SG&A expenses	224.0	220.8	1.5		1.0
Earnings from operations	57.8	51.4	12.5
Earnings from operations excluding restructuring charges	57.8	53.4	8.3

Gross profit rate	18.9%	18.2%	0.7	pts.
Conversion rate	20.5	18.9	1.6
Conversion rate excluding restructuring charges	20.5	19.6	0.9
Return on sales	3.9	3.4	0.5
Return on sales excluding restructuring charges	3.9	3.6	0.3

Revenue from services was flat in comparison to last year. Lower demand in specific customers in centrally delivered staffing and PPO was partially offset by program expansion in KellyConnect, new wins in CWO and expansion of programs in BPO. GTS revenue represented 36% of total Company revenue in the first nine months of 2018 and 38% in the first nine months of 2017.
The increase in the GTS gross profit rate was due to improving product mix, partially offset by increases in employee-related benefits costs.
Total SG&A expenses increased 1.5% from the prior year. Included in total SG&A for the first nine months of 2017 are restructuring charges of $2.0 million, representing severance relating to an initiative to optimize our service delivery models in this segment. The increase in SG&A expenses is also due to increased headcount and costs related to new programs and expansion of programs in BPO and CWO. These increases were partially offset by lower salary costs in centrally delivered staffing and PPO.

International Staffing - September Year to Date
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$848.5	$766.0	10.8%		5.9%
Gross profit	115.4	112.7	2.3		(2.1)
Total SG&A expenses	99.2	96.2	3.0		(1.0)
Earnings from operations	16.2	16.5	(1.4)

Gross profit rate	13.6%	14.7%	(1.1)	pts.
Conversion rate	14.1	14.6	(0.5)
Return on sales	1.9	2.2	(0.3)

The change in International Staffing revenue from services reflects a 7% increase in average bill rates (a 2% increase on a CC basis) combined with a 3% increase in hours volume. The increase in hours volume was due to increases in Portugal, Ireland and Italy. International Staffing represented 21% of total Company revenue in the first nine months of 2018 and 19% in the first nine months of 2017.
The International Staffing gross profit rate decreased primarily due to the effect of French payroll tax adjustments and unfavorable customer mix. These decreases were partially offset by an increase in permanent placement income.
The increase in total SG&A expenses was due to the effect of currency exchange rates. On a constant currency basis, SG&A expenses decreased due to effective cost control in headquarters expenses across the region.

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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $25.9 million at the end of the third quarter of 2018 and $36.9 million at year-end 2017. As further described below, we generated $33.3 million of cash from operating activities, used $26.6 million of cash for investing activities and used $17.0 million of cash for financing activities.
Operating Activities
In the first nine months of 2018, we generated $33.3 million of net cash from operating activities, as compared to generating $33.0 million in the first nine months of 2017, representing recurring working capital changes.
Trade accounts receivable totaled $1.3 billion at the end of the third quarter of 2018. Global DSO were 58 days at the end of the third quarter of both 2018 and 2017.
Our working capital position (total current assets less total current liabilities) was $480.6 million at the end of the third quarter of 2018, an increase of $22.5 million from year-end 2017. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the third quarter of 2018 and at year-end 2017.
Investing Activities
In the first nine months of 2018, we used $26.6 million of cash for investing activities, as compared to using $51.3 million in the first nine months of 2017. The year-over-year decrease in cash used for investing activities was primarily due to the $37.2 million used for the acquisition of TOC in September 2017, partially offset by an increase in capital expenditures. The year-over-year increase in capital expenditures is primarily due to higher spending for technology programs, IT infrastructure and headquarters building improvements in the first nine months of 2018 as compared to last year. Also included in cash used for investing activities in the first nine months of 2018 is $5.0 million for an investment in equity securities relating to the Company’s investment in Business Talent Group, LLC and a loan of $2.9 million to PersolKelly Asia Pacific to fund working capital requirements.
Financing Activities
In the first nine months of 2018, we used $17.0 million of cash for financing activities, as compared to generating $13.4 million in the first nine months of 2017. The change in cash used in financing activities was primarily related to short-term borrowing activities. Debt totaled $8.1 million at the end of the third quarter of 2018 and was $10.2 million at year-end 2017. Debt-to-total capital (total debt reported on the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.7% at the end of the third quarter of 2018 and 0.9% at year-end 2017.
The change in short-term borrowings in the first nine months of 2018 was primarily due to payments on our revolving credit facility. The change in short-term borrowings in the first nine months of 2017 was primarily due to borrowings on our revolving credit facility.
We made dividend payments of $8.8 million in the first nine months of 2018 and $8.7 million in the first nine months of 2017.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2018 third quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the end of the third quarter of 2018, we had $144.0 million of available capacity on our $150.0 million revolving credit facility and $145.0 million of available capacity on our $200.0 million securitization facility. The securitization facility carried no short-term borrowings and $55.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the end of the third quarter of 2018, we met the debt covenants related to our revolving credit facility and securitization facility.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions and disruptions, changing market and economic conditions, our ability to achieve our business strategy, the risk of damage to our brand, the risk our intellectual property assets could be infringed upon or compromised, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, our increasing dependency on third parties for the execution of critical functions, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates including PersolKelly Asia Pacific, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with the government or government contractors, risks associated with conducting business in foreign countries, including foreign currency fluctuations, the exposure to potential market and currency exchange risks relating to our investment in Persol Holdings, risks associated with violations of anti-corruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyber attacks or other breaches of network or information technology security, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology projects, our ability to maintain adequate financial and management processes and controls, risk of potential impairment charges triggered by adverse industry developments or operational circumstances, unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, the impact of changes in laws and regulations (including federal, state and international tax laws), competition law risks, the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to realize value from our tax credit and net operating loss carryforwards, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we have no intention to update these statements. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2018 third quarter earnings.
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
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
In the ordinary course of business, the Company is continuously engaged in litigation, threatened ligation, or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, or violations of privacy rights or anti-competition regulations, which could result in a material adverse outcome. There are matters that were stayed pending a decision from the United States Supreme Court in the matter of Epic Systems Corp. v. Lewis, regarding the enforceability of class action waivers in favor of arbitration. On May 21, 2018, the Court determined that class action waivers in employment contracts are enforceable.  As a result of the ruling, the lower courts have begun the process of ordering arbitration and determining what additional steps are necessary. We are still assessing how the recent Supreme Court ruling affects our overall litigation strategy. We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 1A.  Risk Factors.
There have been no material changes in the Company’s risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended December 31, 2017, except that the Company has updated or added the below risk factors to reflect recent events. Terence E. Adderley, the former Executive Chairman of the Board of our board of directors, died on October 9, 2018. During his lifetime, Mr. Adderley funded the Terence E. Adderley Revocable Trust K (“Trust K”), including a gift of 3,139,940 shares of Class B Stock to Trust K. Upon his death, Trust K became irrevocable. In accordance with the provisions of Trust K, three successor trustees were appointed upon Mr. Adderley’s death.
The following risk factor updates supersede the corresponding risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Our controlling stockholder exercises voting control over our company and has the ability to elect or remove from office all of our directors.

The Terence E. Adderley Revocable Trust K (“Trust K”) controls approximately 92% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. Trust K is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all members of the board of directors.

We are not subject to certain of the listing standards that normally apply to companies whose shares are quoted on the NASDAQ Global Market.

Our Class A and Class B common stock are quoted on the NASDAQ Global Market. Under the listing standards of the NASDAQ Global Market, we are deemed to be a “controlled company” by virtue of the fact that the Terence E. Adderley Revocable Trust K has voting power with respect to more than fifty percent of our outstanding voting stock. A controlled company is not required to have a majority of its board of directors comprised of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nominations committee comprised solely of independent directors, nor do the NASDAQ Global Market listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A controlled company is also exempt from NASDAQ Global Market’s requirements regarding the determination of officer compensation by a majority of independent directors or a compensation committee comprised solely of independent directors. A controlled company is required to have an audit committee composed of at least three directors who are independent as defined under the rules of both the Securities and Exchange Commission and the NASDAQ Global Market. The NASDAQ Global Market further requires that all members of the audit committee have the ability to read and understand fundamental financial statements and that at least one member of the audit committee possess financial sophistication. The independent directors must also meet at least twice a year in meetings at which only they are present.

We currently comply with certain of the listing standards of the NASDAQ Global Market that do not apply to controlled companies. Our compliance is voluntary, however, and there can be no assurance that we will continue to comply with these standards in the future.

We may not be able to realize value from, or otherwise preserve and utilize, our tax credit and net operating loss carryforwards.

Provisions in U.S. and foreign tax law could limit the use of tax credit and net operating loss carryforwards in the event of an ownership change. In general, an ownership change occurs under U.S. tax law if there is a change in the corporation’s equity ownership that exceeds 50% over a rolling three-year period. If we experience an ownership change, inclusive of our Class A and Class B common stock, our tax credit and net operating loss carryforwards generated prior to the ownership change may be subject to annual limitations that could reduce, eliminate or defer the utilization. Such limitation could materially impact our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2018, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
July 2, 2018 through August 5, 2018	85	$23.37	—	$—

August 6, 2018 through September 2, 2018	1,271	24.67	—	$—

September 3, 2018 through September 30, 2018	1,033	25.12	—	$—

Total	2,389	$24.81	—
We may reacquire shares sold to cover taxes due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 2,389 shares were reacquired in transactions during the quarter.

Item 3.  Defaults Upon Senior Securities.
Not applicable.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 43 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 7, 2018

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2018

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
14	Code of Business Conduct and Ethics, adopted August 6, 2018.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document