Form 10-K
period 2018-12-30
KELLY SERVICES INC
filed 2019-02-14
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2018
OR
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $709.7 million.

Registrant had 35,440,000 shares of Class A and 3,432,072 of Class B common stock, par value $1.00, outstanding as of February 3, 2019.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2019 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I
Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.
ITEM 1. BUSINESS.
History and Development of Business
Founded by William R. Kelly in 1946, Kelly Services® pioneered an industry that connects people with work in ways that enrich their lives. At our inception we helped usher in and embolden a workforce of women, opening doors and creating opportunities where none had existed. As work evolved we equipped people with the skills to master the technologies of the day: launching the first-of-its-kind online learning center for scientists; creating testing and training packages for new office programs; and launching skill builders to align with new light industrial protocols. With each advance we have empowered people to meet the needs of a changing marketplace, and enabled companies to access skilled talent that can move their businesses forward.
As work has evolved so has our range of solutions, growing over the years to reflect the changing needs of our customers and the changing nature of work itself. We have progressed from a United States-based company concentrating primarily on traditional office staffing into a workforce solutions leader delivering expertise in a number of specialty services. While ranking as one of the world’s largest scientific staffing providers, we also place professional and technical employees at all levels in engineering, IT and finance. These services complement our expertise in office services, contact center, light industrial and electronic assembly staffing, as well as our leading position in the K-12 educational staffing market in the U.S. As work has evolved and workforce management has become more complex, we have also developed a talent supply chain management approach to help many of the world’s largest companies plan for and manage their workforce. Innovative solutions supporting this approach span outsourcing, consulting, recruitment, talent advisory, career transition and vendor management services.
Geographic Breadth of Services
Headquartered in Troy, Michigan, Kelly provides workforce solutions to a diversified group of customers in three regions: the Americas; Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). Our customer base spans a variety of industries and includes more than 90 percent of the Fortune 100™ companies.
In 2018, we assigned approximately 500,000 temporary employees to a variety of customers around the globe.
Description of Business Segments
Our operations are divided into three business segments: Americas Staffing, Global Talent Solutions (“GTS”) and International Staffing. In July 2016, we expanded our joint venture with Persol Holdings (formerly Temp Holdings) to form PersolKelly Asia Pacific (the “JV”) and moved our APAC staffing operations into the JV. We provide staffing solutions through our branch networks in our Americas and International operations. In addition to staffing solutions, we also provide a suite of innovative talent fulfillment and outcome-based solutions through our GTS segment, which delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, GTS helps customers design, execute, and manage workforce programs that enable them to connect with talent across all work styles (full-time, contract, temporary, etc.), gain access to a vast network of service providers, and achieve their business goals on time and on budget.

Americas Staffing
Our Americas Staffing segment represents the Company’s branch-delivered staffing business in the U.S., Puerto Rico, Canada, Mexico and Brazil. This segment delivers temporary staffing, as well as direct-hire placement services, in a number of specialty staffing services, including: Office, providing trained employees for data entry, clerical and administrative support roles across numerous industries; Education, supplying schools nationwide with instructional and non-instructional employees; Marketing, providing support staff for seminars, sales and trade shows; Electronic Assembly, providing assemblers, quality control inspectors and technicians; Light Industrial, placing maintenance workers, material handlers and assemblers; Science, providing all levels of scientists and scientific and clinical research workforce solutions; Engineering, supplying engineering professionals across all disciplines, including aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Information Technology, placing IT specialists across all disciplines; Creative Services, placing creative talent in the spectrum of creative services positions; and

Finance and Accounting, serving the needs of corporate finance departments, accounting firms and financial institutions with all levels of financial professionals. We also offer direct-hire placement services across all of these specialties.
International Staffing
Our International Staffing segment represents the Company’s branch-delivered staffing business in the EMEA region, as well as the Company’s APAC region staffing business prior to the transaction to form the JV in July 2016. International Staffing provides a similar range of staffing services as described for our Americas Staffing segment above, including: Office, Engineering, Finance and Accounting, IT and Science. Additional service areas include: Catering and Hospitality, providing chefs, porters and hospitality representatives; and Industrial, supplying manual workers to semi-skilled professionals in a variety of trade, non-trade and operational positions.
GTS
Our GTS segment combines the delivery structure of the Company’s outsourcing and consulting group and centrally delivered staffing business. It reflects the trend of customers towards the adoption of holistic talent supply chain solutions which combine contingent labor, full-time hiring and outsourced services. Services in this segment include: Centrally delivered staffing for large accounts; Contingent Workforce Outsourcing (“CWO”), delivering contingent labor to customers using a managed service provider model; Recruitment Process Outsourcing (“RPO”), offering end-to-end talent acquisition solutions, including customized recruitment projects; Business Process Outsourcing (“BPO”), offering full staffing and operational management of non-core functions or departments; Payroll Process Outsourcing (“PPO”), providing centralized payroll processing solutions for our customers, and KellyConnect, offering contact center staffing solutions which focus on delivering talent to a customer’s call center operations. This segment also provides career transition/outplacement services and talent advisory services.
Financial information regarding our industry segments is included in the Segment Disclosures footnote in the notes to our consolidated financial statements presented in Part II, Item 8 of this report.
Business Objectives
Kelly’s philosophy is rooted in our conviction that our business can and does make a difference on a daily basis—for our customers, in the lives of our employees and talent networks, in the local communities we serve and in the broader economy. We aspire to be a destination for top talent and a strategic business partner for our customers. Our solutions are designed to connect with talent across targeted specialties and a variety of flexible work styles, and to offer customers access to workforce solutions that can be customized as they seek to operate more efficient and competitive organizations. To achieve these goals, we continue to adopt forward-looking technologies and innovative business practices that can drive success in a dynamic market.
With more than one-third of the world’s workforce now participating as independent workers, more companies are adopting strategies that recognize contingent labor, consultants and project-based work as keys to their ongoing success. We continue to refine our core competencies to help them connect with talent and realize their business objectives. Kelly offers world-class staffing on a temporary and direct placement basis, as well as a comprehensive array of outsourcing, consulting and talent advisory services. Kelly continues to target our areas of investment and expertise to solve our customers’ workforce challenges and create opportunity for talent in the changing marketplace.

Business Operations
Service Marks
We own numerous service marks that are registered with the United States Patent and Trademark Office, the European Union Community Trademark Office and numerous individual country trademark offices.
Seasonality
Our quarterly operating results are affected by the seasonality of our customers’ businesses. With the exception of our education business, demand for staffing services historically has been lower during the first quarter, and typically increases during the remainder of the year.
Working Capital
Our working capital requirements are primarily generated from employee payroll and customer accounts receivable. Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease.
Customers
Kelly’s client portfolio spans companies of all sizes, ranging from local and mid-sized businesses to the Fortune 500. In 2018, an estimated 51% of total Company revenue was attributed to 100 large customers. Our largest single customer accounted for approximately five percent of total revenue in 2018.

Government Contracts
Although we conduct business under various federal, state, and local government contracts, no single one accounts for more than three percent of total Company revenue in 2018.
Competition
The worldwide workforce solutions industry is competitive and highly fragmented. In the United States, we compete with other firms that operate nationally, and with thousands of smaller companies that compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2018, our largest competitors were Adecco S.A., Randstad Holding N.V., ManpowerGroup Inc., Allegis Group and Recruit Holdings.

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
Employees
We employ approximately 1,100 people at our corporate headquarters in Troy, Michigan, and approximately 6,800 staff members in our U.S. and international network of branch offices. In 2018, we recruited approximately 500,000 temporary employees on behalf of customers around the globe.
While services may be provided inside the facilities of customers, we remain the employer of record for our temporary employees. We retain responsibility for employee assignments, including workers’ compensation insurance, the employer’s share of all applicable payroll taxes and the administration of the employee’s share of these taxes. We offer access to various health and other benefit programs to our employees.
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
We make available, free of charge, through our website, and by responding to requests addressed to our senior vice president of investor relations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is: www.kellyservices.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

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

Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. Significant swings in economic activity historically have had a disproportionate impact on staffing industry volumes. We may not fully benefit from times of increased economic activity should we experience shortages in the supply of temporary employees. We may also experience more competitive pricing pressure and slower customer payments during periods of economic downturn. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or certain other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

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

Our business strategy may be insufficient or not achieve its intended effects.

Our business strategy focuses on driving growth in higher margin specialties. We have made targeted investments, adjusted our operating models and increased the resources necessary for driving sustainable growth within our targeted higher-margin solutions. If we are unsuccessful in executing our strategy, we may not achieve either our stated goal of strong revenue growth or the intended productivity improvements, which could negatively impact profitability. Even if effectively executed, our strategy may prove insufficient in light of changes in market conditions, technology, competitive pressures or other external factors.

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

We do not maintain our own vendor management technology, and we have outsourced several other critical applications or business processes to external providers, including cloud-based services. We have elected to enter into supplier partnerships rather than establishing or maintaining our own operations in some of the territories where our customers require our services. We do not maintain a controlling interest in our expanded staffing joint venture in Asia Pacific (PersolKelly Asia Pacific) and have elected to rely on the joint venture to provide certain back office and administrative services to our GTS operations in the region. The failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs.

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

Our business strategy includes serving large corporate customers through high volume global service agreements. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. The deterioration of the financial condition or business prospects of these customers could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from these customers. Continuing merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

Our business with large customer accounts reflects a market-driven shift in buying behaviors in which reliance on a small number of staffing partners has shifted to reliance upon outsourced workforce solutions. The movement from single-sourced to competitively sourced staffing contracts may also substantially reduce our future revenues from such customers. While Kelly has sought to address this trend with the adoption of talent supply chain strategies, including providing CWO services within our GTS segment, we may not be selected or retained as the CWO service provider by our large customers. This may result in a material decrease in the revenue we derive from providing staffing services to such customers. In addition, revenues may be materially impacted from our decision to exit customers due to pricing pressure or other business factors.

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

We conduct our business in most major staffing markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:

•	fluctuations in currency exchange rates;

•	restrictions or limitations on the transfer of funds;

•	government intrusions including asset seizures, expropriations or de facto control;

•	varying economic and political conditions;

•	differences in cultures and business practices;

•	differences in employment and tax laws and regulations;

•	differences in accounting and reporting requirements;

•	differences in labor and market conditions;

•	compliance with trade sanctions;

•	changing and, in some cases, complex or ambiguous laws and regulations; and

•	litigation, investigations and claims.

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

Our investment in Persol Holdings exposes us to potential market and currency exchange risks.

We are exposed to market and currency risks on our investment in Persol Holdings. The investment is stated at fair value and is marked to market through net earnings. Changes in the market price are based on the Persol Holdings stock price as listed in the Tokyo stock exchange, and such changes may be material. Foreign currency fluctuations on this yen-denominated investment are reflected as a component of other comprehensive income and, accordingly, the exchange rate fluctuations may have a material adverse or favorable effect on our financial statements.

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

As we aim to expand the number of clients adopting talent supply chain management and other specialty solutions in order to support our growth strategy, we are highly reliant on individuals who possess specialized knowledge and skills to lead related specialty solutions and operations.  There can be no assurance that qualified personnel will continue to be available.  Our success is increasingly dependent on our ability to attract, develop and retain these experts.

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

Many business processes critical to our continued operation are hosted in outsourced facilities in America and Europe. Certain other processes are hosted at our corporate headquarters complex or occur in cloud-based computer environments. These critical processes include, but are not limited to, payroll, customer reporting and order management. Although we have taken steps to protect all such instances by establishing robust data backup and disaster recovery capabilities, the loss of these data centers or access to the cloud-based environments could create a substantial risk of business interruption which could have a material adverse effect on our business, financial condition and results of operations.

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

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2018, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), may not be assured.  If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility.  In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility.  If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

Our controlling stockholder exercises voting control over our company and has the ability to elect or remove from office all of our directors.

Terence E. Adderley, the controlling stockholder and former Chairman of the Company, died on October 9, 2018. Upon Mr. Adderley’s death, the Terence E. Adderley Revocable Trust K (“Trust K”) became irrevocable. In accordance with the provisions of Trust K, William U. Parfet, David M. Hempstead and Andrew H. Curoe were appointed as successor trustees of the trust. Mr. Parfet is the brother of Donald R. Parfet, the Chairman of the board of directors of the Company. The trustees, acting by majority vote, have sole investment and voting power over the shares of Class B common stock held by Trust K, which represent approximately 91.5% of the outstanding Class B shares.

Our class B common stock is the only class of our common stock entitled to voting rights. The trustees of Trust K are therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all members of the Company’s board of directors.

We are not subject to certain of the listing standards that normally apply to companies whose shares are quoted on the NASDAQ Global Market.

Our Class A and Class B common stock are quoted on the NASDAQ Global Market. Under the listing standards of the NASDAQ Global Market, we are deemed to be a “controlled company” by virtue of the fact that Trust K has voting power with respect to more than fifty percent of our outstanding voting stock. A controlled company is not required to have a majority of its board of directors comprised of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nominations committee comprised solely of independent directors, nor do the NASDAQ Global Market listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A controlled company is also exempt from NASDAQ Global Market’s requirements regarding the determination of officer compensation by a majority of independent directors or a compensation committee comprised solely of independent directors. A controlled company is required to have an audit committee composed of at least three directors who are independent as defined under the rules of both the Securities and Exchange Commission and the NASDAQ Global Market. The NASDAQ Global Market further requires that all members of the audit committee have the ability to read and understand fundamental financial statements and that at least one member of the audit committee possess financial sophistication. The independent directors must also meet at least twice a year in meetings at which only they are present.

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
ITEM 3. LEGAL PROCEEDINGS.
In the ordinary course of business, the Company is continuously engaged in litigation, threatened litigation, or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability or violations of privacy rights or anti-competition regulations, which could result in a material adverse outcome. There are matters that were stayed pending a decision from the United States Supreme Court in the matter of Epic Systems Corp. v. Lewis, regarding the enforceability of class action waivers in favor of arbitration. On May 21, 2018, the Court determined that class action waivers in employment contracts are enforceable. As a result of the ruling, most lower courts have been enforcing our arbitration agreements and class action waivers, and staying class action matters pending the results of the individual arbitration proceedings.
We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet.
The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable loss limit and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet.
While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.
In January 2018, the Hungarian Competition Authority initiated proceedings against the Company, along with a local industry trade association and its members due to alleged infringement of national competition regulations.  We are fully cooperating with the investigation, and are supplying materials and information to comply with the Authority’s undertakings. The Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2018
Class A common
High	$30.99	$32.31	$26.57	$25.00	$32.31
Low	26.65	21.44	22.23	19.21	19.21

Class B common
High	29.07	34.30	34.30	23.40	34.30
Low	27.00	22.00	21.50	22.01	21.50

Dividends	0.075	0.075	0.075	0.075	0.30

2017
Class A common
High	$23.48	$24.70	$25.48	$30.93	$30.93
Low	20.87	20.27	21.01	24.69	20.27

Class B common
High	23.00	23.75	23.00	28.50	28.50
Low	20.30	20.18	20.95	27.20	20.18

Dividends	0.075	0.075	0.075	0.075	0.30

Holders
The number of holders of record of our Class A and Class B common stock were approximately 9,000 and 300, respectively, as of February 1, 2019.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
During the fourth quarter of 2018, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
October 1, 2018 through November 4, 2018	24,757	$23.26	—	$—

November 5, 2018 through December 2, 2018	174	22.91	—	—

December 3, 2018 through December 30, 2018	—	—	—	—

Total	24,931	$23.25	—

We may reacquire shares sold to cover employee tax witholdings due upon the vesting of restricted stock held by employees. Accordingly, 24,931 shares were reacquired during the Company’s fourth quarter.

Performance Graph
The following graph compares the cumulative total return of our Class A common stock with that of the S&P SmallCap 600 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2018. The graph assumes an investment of $100 on December 31, 2013 and that all dividends were reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2013 – December 31, 2018

160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2013
2014
2015
2016
2017
2018
Kelly Services Inc. A
S&P 1500 Human Resources and Employment Services Index
S&P Smallcap 600 Index - Total Return

	2013	2014	2015	2016	2017	2018
Kelly Services, Inc.	$100.00	$69.01	$66.28	$95.51	$115.16	$87.53
S&P SmallCap 600 Index	$100.00	$105.76	$103.67	$131.20	$148.56	$135.96
S&P 1500 Human Resources and Employment Services Index	$100.00	$100.36	$108.35	$118.58	$150.93	$126.37

ITEM 6. SELECTED FINANCIAL DATA.
The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years. This table should be read in conjunction with the other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this report. The statement of earnings data for the 2015 and 2014 fiscal years as well as the balance sheet data as of 2016, 2015 and 2014 are derived from consolidated financial statements previously on file with the SEC.

(In millions except per share amounts)	2018	2017	2016	2015 (1)	2014

Revenue from services	$5,513.9	$5,374.4	$5,276.8	$5,518.2	$5,562.7
Earnings from operations	87.4	83.3	63.2	66.7	21.9
Loss on investment in Persol Holdings (2)	(96.2)	—	—	—	—
Gain on investment in PersolKelly Asia Pacific (3)	—	—	87.2	—	—
Net earnings	22.9	71.6	120.8	53.8	23.7

Basic earnings per share	0.59	1.84	3.10	1.39	0.61
Diluted earnings per share	0.58	1.81	3.08	1.39	0.61

Dividends per share
Classes A and B common	0.30	0.30	0.275	0.20	0.20

Working capital (4)	503.0	458.1	443.5	411.3	428.1
Total assets	2,314.4	2,378.2	2,028.1	1,939.6	1,917.9
Total noncurrent liabilities	257.4	300.5	245.0	228.4	224.1

(1)	Fiscal year included 53 weeks.

(2)	Represents the change in fair value of the investment in the common stock of Persol Holdings.

(3)	Represents the fair value of the Company’s investment in PersolKelly Asia Pacific in addition to the cash received less the carrying value of assets transferred to the joint venture.

(4)	Working capital is calculated as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
The Talent Solutions Industry

The labor markets are in the midst of change due to automation, secular shifts in labor supply and demand and skills gaps. Global demographic trends are reshaping and redefining the way in which companies find and use talent. In response, the talent solutions industry is adjusting how it sources, recruits, trains and places talent.

Our industry is evolving to meet businesses’ growing demand for talent, whether delivered as a single individual or as part of a total workforce solution. Companies in our industry are using novel sourcing approaches—including gig platforms, independent contractors and other talent pools—to create workforce solutions that are flexible, responsive to the labor market, and tailored to meet clients’ needs. Increasingly, clients are looking for talent advisors and partners to help them with program design, employer branding and differentiated sourcing strategies.

In addition, today’s companies are elevating their commitment to talent, with the growing realization that meeting the changing needs and requirements of talent is essential to remain competitive. The ways in which people view, find, and conduct work are undergoing fundamental shifts. And as the demand for skilled talent continues to climb, workers’ changing ideas about the integration of work into life are becoming more important. In this increasingly talent-driven market, a diverse set of workers, empowered by technology, is seeking to take greater control over their career trajectories.

Our Business

Kelly Services is a recruiting, talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary, temporary-to-hire and direct-hire basis. We provide commercial and professional/technical staffing through our branch networks in our Americas and International segments and, in APAC, we provide staffing solutions to customers through PersolKelly Asia Pacific, our joint venture with Persol Holdings, a leading provider of HR solutions in Japan. For the U.S. education market, Kelly Educational Staffing (“KES”) is the leading provider of substitute teachers to more than 7,000 schools nationwide.

We also provide a suite of talent fulfillment and outcome-based solutions through our Global Talent Solutions (“GTS”) segment, which delivers integrated talent management solutions on a global basis. GTS provides CWO, RPO, BPO, Advisory and Talent Fulfillment solutions to help customers plan for, manage and execute their acquisition of contingent labor, full-time labor and free agents, and gain access to service providers and qualified talent quickly, at competitive rates, with minimized risk.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. but is 55 days on a global basis as of the 2018 and 2017 year end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

Our Strategic Intent and Outlook

Kelly is committed to being a leading talent solutions provider in the markets in which we choose to compete, which is the foundation of our strategy in 2019 and beyond. This strategic intent is underpinned by our Noble Purpose, “We connect people to work in ways that enrich their lives,” and by our strategic pillars:

•	Leadership position via scale or specialty

•	Embracing the future of work

•	Being the destination for top talent

•	Investing in innovation and efficiency

By aligning ourselves with our Noble Purpose and executing against these strategic pillars, we expect to achieve new levels of growth and efficiency as we develop further specializations across our product portfolio.

2018 was a year of strategic and operational progress that demonstrated our commitment to profitable growth:

•	Earnings from operations for the full year 2018 totaled $87.4 million compared to $83.3 million in 2017

•	Conversion rate, or return on gross profit, continues to be a key metric to measure our drive for profitable growth. Our 2018 conversion rate was 9.0% compared to 8.7% in 2017

We delivered solid full-year performance in a tight labor market, effectively managing costs while also investing in our future. A growing U.S. economy and historic low unemployment rates made recruiting more challenging this year and we experienced increased time and expense to fill positions. Nevertheless, we made steady progress against our strategic intent, creating opportunities to improve margins through organic growth, while seeking new paths to growth through inorganic investments.

We also initiated a comprehensive review of our commercial staffing operations, particularly the U.S. branch network, which will enable us to place additional focus on improving operational efficiency and creating growth through specialization.

In 2018 we also became a more focused company. We sold our healthcare and legal specialty operations, which allows us to place a greater focus on our commercial, education, engineering and science specialties. In education, we successfully integrated our 2017 acquisition of Teachers On Call (“TOC”). In engineering, we identified two companies that will immediately expand our engineering portfolio: on January 2, 2019, we acquired Global Technology Associates and NextGen Global Resources, leaders in the growing 5G telecoms market. These position Kelly as one of the leading engineering workforce solutions companies in this fast-growing technology space. Both companies provide services to the largest carriers and OEMs in the telecommunication industry.

Other investments this year included our ongoing commitment to embracing the future of work, as the Kelly Innovation Fund participated in the seed fundraising round for Kenzie Academy, a U.S. tech apprenticeship program that develops modern tech workers. To strengthen our position in the portion of the workforce that participate as independent contractors, we made a minority equity investment in Business Talent Group (“BTG”), a U.S.-based marketplace that connects highly skilled independent talent to some of the world’s largest businesses.

We also continued to make investments in technology during 2018, particularly that which supports greater efficiency in finding talent to answer customer needs. We are making substantial investments in our front and middle office platforms, which, when deployed, will streamline the processes and workflows associated with recruiting, onboarding and reassigning workers. These investments will create the platform from which we can deploy operational improvements that will enhance the experience of the hundreds of thousands of job seekers who interact and work with Kelly each year.

Kelly continues to focus on accelerating the execution of our strategic plan and making the necessary investments and adjustments to advance that strategy. Our objective is to become an even more competitive, consultative and profitable company, and we are reshaping our business to make that goal a reality. We will measure our progress against both revenue and gross profit growth, as well as earnings and conversion rate. We expect:

•	To grow higher-margin specialty and outsourced solutions, creating a more balanced portfolio that yields benefits from improved mix;

•	To integrate our investments in specialty solutions with significant growth opportunities, such as our acquisitions of Global Technology Associates and NextGen Global Resources;

•	To deliver structural improvements in costs through investments in technology and process automation; and

•	Our conversion rate to continue to improve.

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

Results of Operations
2018 versus 2017

Total Company
(Dollars in millions except per share data)

	2018	2017	Change		CC Change
Revenue from services	$5,513.9	$5,374.4	2.6%		2.2%
Gross profit	972.2	954.1	1.9		1.6
SG&A expenses excluding restructuring charges	884.8	868.4	1.9		1.6
Restructuring charges	—	2.4	(100.0)		(100.0)
Total SG&A expenses	884.8	870.8	1.6		1.4
Earnings from operations	87.4	83.3	5.0
Earnings from operations excluding restructuring charges	87.4	85.7	2.1
Diluted earnings per share	$0.58	$1.81	(68.0)

Staffing fee-based income (included in revenue from services)	68.6	57.3	19.6		19.0
Gross profit rate	17.6%	17.8%	(0.2)	pts.
Conversion rate	9.0	8.7	0.3
Conversion rate excluding restructuring charges	9.0	9.0	—
Return on sales	1.6	1.5	0.1
Return on sales excluding restructuring charges	1.6	1.6	—

Total Company revenue from services for 2018 was up 2.6% in comparison to the prior year on a reported basis, and up 2.2% on a CC basis, reflecting the weakening of the U.S. dollar against several currencies, primarily the Euro in the first half of 2018. As more fully described in the following discussions, revenue increased in Americas Staffing and International Staffing, while GTS revenue was relatively flat.
The gross profit rate decreased 20 basis points year over year. As more fully described in the following discussions, a decline in the gross profit rate in International Staffing was partially offset by an increase in the GTS gross profit rate. The Americas Staffing gross profit rate was unchanged.
Total SG&A expenses increased 1.6% on a reported basis (1.4% on a CC basis), due primarily to increases in Americas Staffing SG&A expenses, as described in the following discussion. Included in total SG&A expenses for 2017 are restructuring charges of $2.4 million, relating primarily to an initiative to optimize our GTS service delivery models.
Diluted earnings per share for 2018 were $0.58, as compared to $1.81 for 2017. Included in diluted earnings per share for 2018 is approximately $1.69 per share related to the loss on investment in Persol Holdings, net of tax. Included in diluted earnings per share for 2017 is approximately $0.35 per share related to the impact of revaluing net deferred tax assets as a result of the U.S. Tax Cuts and Jobs Act and approximately $0.04 per share related to restructuring charges.

Americas Staffing
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$2,417.7	$2,345.9	3.1%		3.4%
Gross profit	441.3	429.1	2.9		3.1
SG&A expenses excluding restructuring charges	364.2	346.0	5.2		5.5
Restructuring charges	—	0.4	(100.0)		(100.0)
Total SG&A expenses	364.2	346.4	5.1		5.4
Earnings from operations	77.1	82.7	(6.7)
Earnings from operations excluding restructuring charges	77.1	83.1	(7.1)

Gross profit rate	18.3%	18.3%	—	pts.
Conversion rate	17.5	19.3	(1.8)
Conversion rate excluding restructuring charges	17.5	19.3	(1.8)
Return on sales	3.2	3.5	(0.3)
Return on sales excluding restructuring charges	3.2	3.5	(0.3)
The change in Americas Staffing revenue from services reflects the impact of a 2% increase in average bill rates (a 3% increase on a CC basis), combined with the impact of the September 2017 acquisition of TOC, and partially offset by a 1% decrease in hours volume. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 44% of total Company revenue in both 2018 and 2017.
From a product perspective, the increase in revenue reflects an increase in commercial, including light industrial and educational staffing (due primarily to the TOC acquisition) and professional/technical, including engineering, science and IT products. These increases were partially offset by a decrease in our commercial office services volume.
The Americas Staffing gross profit rate was unchanged from the prior year. Increases related to higher staffing fee-based income and lower payroll taxes were offset by unfavorable customer mix.
The increase in total SG&A expenses was due primarily to higher costs for recruiting and sales resources and additional effort to attract and place candidates in the current talent environment, combined with SG&A expenses related to TOC.

GTS
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,997.4	$1,998.9	(0.1)%		(0.1)%
Gross profit	381.1	373.7	2.0		1.8
SG&A expenses excluding restructuring charges	296.5	294.7	0.6		0.4
Restructuring charges	—	2.0	(100.0)		(100.0)
Total SG&A expenses	296.5	296.7	—		(0.2)
Earnings from operations	84.6	77.0	9.8
Earnings from operations excluding restructuring charges	84.6	79.0	7.1

Gross profit rate	19.1%	18.7%	0.4	pts.
Conversion rate	22.2	20.6	1.6
Conversion rate excluding restructuring charges	22.2	21.1	1.1
Return on sales	4.2	3.9	0.3
Return on sales excluding restructuring charges	4.2	4.0	0.2
Revenue from services was flat in comparison to last year. Lower demand in specific customers in centrally delivered staffing and PPO was offset by increased revenue in BPO, KellyConnect and CWO from program expansions and new customer wins in each product. GTS revenue represented 36% of total Company revenue in 2018 and 37% in 2017.
The increase in the GTS gross profit rate was due to improving product mix, partially offset by increases in employee-related healthcare costs.
Total SG&A expenses were flat in comparison to the prior year. Increased headcount and costs related to new programs and expansion of programs in the CWO, BPO and KellyConnect practices were partially offset by lower salary costs in centrally delivered staffing and PPO. Additionally, the year-over-year change in total SG&A expenses was impacted by restructuring charges of $2.0 million in 2017, representing severance relating to an initiative to optimize our GTS service delivery models.

International Staffing
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,116.6	$1,048.2	6.5%		4.0%
Gross profit	152.3	153.7	(0.9)		(3.2)
Total SG&A expenses	132.3	131.6	0.5		(1.4)
Earnings from operations	20.0	22.1	(9.5)

Gross profit rate	13.6%	14.7%	(1.1)	pts.
Conversion rate	13.2	14.4	(1.2)
Return on sales	1.8	2.1	(0.3)

The change in International Staffing revenue from services reflects primarily a 6% increase in average bill rates (a 3% increase on a CC basis), due to customer and country mix. Hours volume was flat in comparison to the prior year. International Staffing represented 20% of total Company revenue in both 2018 and 2017.
The International Staffing gross profit rate decreased primarily due to unfavorable customer mix and the effect of French payroll tax adjustments. These decreases were partially offset by an increase in staffing fee-based income.
The increase in total SG&A expenses was due to the effect of currency exchange rates. On a constant currency basis, SG&A expenses decreased due to effective cost control in expenses across the region.

Results of Operations
2017 versus 2016

Total Company
(Dollars in millions except per share data)

	2017	2016	Change		CC Change
Revenue from services	$5,374.4	$5,276.8	1.9%		1.3%
Gross profit	954.1	906.3	5.3		4.7
SG&A expenses excluding restructuring charges	868.4	839.7	3.4		3.0
Restructuring charges	2.4	3.4	(31.6)		(31.2)
Total SG&A expenses	870.8	843.1	3.3		2.9
Earnings from operations	83.3	63.2	31.7
Earnings from operations excluding restructuring charges	85.7	66.6	28.5
Diluted earnings per share	$1.81	$3.08	(41.2)

Staffing fee-based income (included in revenue from services)	57.3	58.5	(2.2)		(3.7)
Gross profit rate	17.8%	17.2%	0.6	pts.
Conversion rate	8.7	7.0	1.7
Conversion rate excluding restructuring charges	9.0	7.4	1.6
Return on sales	1.5	1.2	0.3
Return on sales excluding restructuring charges	1.6	1.3	0.3
Total Company revenue from services for 2017 was up 1.9% in comparison to 2016 on a reported basis, and up 1.3% on a CC basis. As more fully described in the following discussions, revenue increases in the Americas Staffing and GTS segments were partially offset by a decline in the International Staffing segment. During 2016, we transferred our APAC staffing businesses for a 49% interest in the PersolKelly Asia Pacific joint venture, which is accounted for as an equity method investment, resulting in the decrease in International Staffing segment revenue.
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
Diluted earnings per share for 2017 were $1.81, as compared to $3.08 for 2016. Included in diluted earnings per share for 2017 is approximately $0.35 per share related to the unfavorable impact of revaluing net deferred tax assets as a result of the U.S. Tax Cuts and Jobs Act and approximately $0.04 per share related to restructuring charges. Included in diluted earnings per share for 2016 is the impact of approximately $1.62 per share for the gain on the investment in PersolKelly Asia Pacific, net of taxes and the impact of approximately $0.06 per share for restructuring charges.

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
Revenue increased in educational staffing, which includes the impact of the September 2017 acquisition of TOC, light industrial, engineering, IT and science products.
The increase in the Americas Staffing gross profit rate was due to lower taxes and lower workers’ compensation expense, partially offset by unfavorable customer mix. We regularly update our estimates of open workers’ compensation claims. As a result, we reduced our estimated costs of prior year workers’ compensation claims in Americas Staffing by $2.4 million for 2017. This compares to an adjustment reducing prior year workers’ compensation claims by $0.5 million for 2016.
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
Revenue from services increased 1.1% in comparison to 2016. Revenue increases in KellyConnect, BPO and CWO practices were partially offset by declines in our centrally delivered staffing and PPO practice. GTS revenue represented 37% of total Company revenue in 2017 and 38% in 2016.
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

Results of Operations
Financial Condition

Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $40.1 million at year-end 2018, compared to $36.9 million at year-end 2017. As further described below, during 2018, we generated $61.4 million of cash from operating activities, used $29.8 million of cash for investing activities and used $26.5 million of cash for financing activities.
Operating Activities
In 2018, we generated $61.4 million of net cash from operating activities, as compared to generating $70.8 million in 2017 and generating $40.1 million in 2016. Other than recurring working capital changes, the change from 2017 to 2018 was primarily driven by an increase in performance based compensation payments. The change from 2016 to 2017 was primarily driven by a decrease in performance based compensation payments, partially offset by the impact of higher DSO.
Trade accounts receivable totaled $1.3 billion at year-end 2018 and 2017. Global DSO for the fourth quarter was 55 days for 2018 and 2017.
Our working capital position (total current assets less total current liabilities) was $503.0 million at year-end 2018, an increase of $44.9 million from year-end 2017. The current ratio (total current assets divided by total current liabilities) was 1.6 at year-end 2018 and 1.5 at year-end 2017.
Investing Activities
In 2018, we used $29.8 million of net cash for investing activities, compared to using $61.0 million in 2017 and generating $10.6 million in 2016. Included in cash used for investing activities in 2018 is $7.0 million for loans to PersolKelly Asia Pacific to fund working capital requirements as a result of their sustained revenue growth and $5.0 million for an investment in equity securities relating to the Company’s investment in BTG, partially offset by $7.9 million for proceeds from company-owned life insurance. Included in cash used for investing activities in 2017 is $37.2 million for the acquisition of TOC, net of the cash received. Included in cash generated from investing activities in 2016 is $23.3 million of net cash representing the cash received less the cash deconsolidated relating to the PersolKelly Asia Pacific joint venture transaction.  Capital expenditures, which totaled $25.6 million in 2018, $24.6 million in 2017 and $12.7 million in 2016, were primarily related to the Company’s technology programs, IT infrastructure and headquarters building improvements in 2018 and 2017. Capital expenditures increased from 2016 to 2017 due to technology initiatives which were started in 2017.
Financing Activities
In 2018, we used $26.5 million of cash for financing activities, as compared to using $3.4 million in 2017 and using $69.1 million in 2016. Changes in net cash from financing activities are primarily related to short-term borrowing activities. Debt totaled $2.2 million at year-end 2018 and was $10.2 million at year-end 2017. Debt-to-total capital (total debt reported on the balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.2% at year-end 2018 and 0.9% at year-end 2017.
In 2018, the net change in short-term borrowings was primarily due to payments on our revolving credit facility. In 2017, the net change in short-term borrowings was primarily due to borrowings on our revolving credit facility. In 2016, the net change in short-term borrowings was primarily due to payments on our U.S. securitization facility.
Dividends paid per common share were $0.30 in 2018 and 2017 and $0.275 in 2016. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.

Contractual Obligations and Commercial Commitments
Summarized below are our obligations and commitments to make future payments as of year-end 2018:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Operating leases	$81.7	$26.7	$35.6	$14.5	$4.9
Short-term borrowings	2.2	2.2	—	—	—
Accrued workers’ compensation	76.5	26.0	24.5	9.9	16.1
Accrued retirement benefits	178.6	16.5	31.7	31.7	98.7
Other liabilities	8.8	2.0	3.5	1.8	1.5
Uncertain income tax positions	1.4	0.3	0.6	0.1	0.4
Purchase obligations	33.1	19.3	13.3	0.5	—

Total	$382.3	$93.0	$109.2	$58.5	$121.6

Purchase obligations above represent unconditional commitments relating primarily to online tools and voice and data communications services which we expect to utilize generally within the next two fiscal years, in the ordinary course of business. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, available capacity under our securitization facility and committed unused credit facilities. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2018 year end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
At year-end 2018, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $145.0 million of available capacity on our $200.0 million securitization facility. The securitization facility had no short-term borrowings and $55.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. Throughout 2018 and as of the 2018 year end, we met the debt covenants related to our revolving credit facility and securitization facility.
At year-end 2018, we also had additional unsecured, uncommitted short-term credit facilities totaling $11.1 million, under which we had $2.2 million of borrowings. Details of our debt facilities as of the 2018 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

On January 2, 2019, we acquired the stock of two companies for $85.0 million, using funds primarily from our securitization facility. See the Subsequent Events footnote in the notes to our consolidated financial statements for more information.
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
We evaluate the accrual quarterly and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $61.4 million and $59.4 million at year-end 2018 and 2017, respectively.
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
Our effective tax rate includes the impact of accruals and changes to accruals that we consider appropriate, as well as related interest and penalties. A number of years may lapse before a particular matter, for which we have or have not established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals are appropriate under generally accepted accounting principles. Favorable or unfavorable adjustments of the accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances. Our current tax accruals are presented in income and other taxes in the consolidated balance sheet and long-term tax accruals are presented in other long-term liabilities in the consolidated balance sheet.
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
Equity Method Investment

We account for our investment in PersolKelly Asia Pacific under the equity method of accounting. We review our equity method investment for indicators of impairment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. An impairment assessment requires the exercise of judgment related to financial trends, forecasts, relevant events, as well as any operating, economic, legal or regulatory changes that may have an impact on the investment. There were no indicators of an other-than-temporary impairment in 2018 or 2017. As of year-end 2018 and 2017, the equity method investment was $121.3 million and $117.4 million, respectively. See the Investment in PersolKelly Asia Pacific footnote in the notes to our consolidated financial statements.

Goodwill
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.
To derive the estimated fair value of reporting units, we primarily relied on an income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.
We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2018 and 2017 and determined that goodwill was not impaired. In 2018 and 2017, we performed a step one quantitative assessment for the Americas Staffing and GTS reporting units.
Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. As a measure of sensitivity, both reporting units have an estimated fair value that is at least double the carrying value in 2018.

In addition, reducing our revenue growth rate assumptions to zero would not result in the estimated fair value falling below carrying value for both reporting units.
At year-end 2018 and 2017, total goodwill amounted to $107.3 million and $107.1 million, respectively. See the Goodwill footnote in the notes to our consolidated financial statements for more information.
Litigation
Kelly is subject to legal proceedings, investigations and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel and results of similar litigation. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2018 and 2017, the gross accrual for litigation costs amounted to $12.8 million and $5.3 million, respectively, which are included in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet.
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
In the event we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to SG&A expenses in the period in which we made such a determination. In addition, for billing adjustments related to errors, service issues and compromises on billing disputes, we also include a provision for sales allowances, based on our historical experience, in our allowance for uncollectible accounts receivable. If sales allowances vary from our historical experience, an adjustment to the allowance may be required, and we would record a credit or charge to revenue from services in the period in which we made such a determination. As of year-end 2018 and 2017, the allowance for uncollectible accounts receivable was $13.2 million and $12.9 million, respectively.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2018 earnings.
We are exposed to market and currency risks on our investment in Persol Holdings, which may be material. The investment is stated at fair value and is marked to market through net earnings. Foreign currency fluctuations on this yen-denominated investment are reflected as a component of other comprehensive income. See Fair Value Measurements footnote in the notes to our consolidated financial statements of this Annual Report on Form 10-K for further discussion.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 46 of this filing and are presented in pages 47-85.
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
Attestation Report of Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 30, 2018, as stated in their report which appears herein.
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
ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.
The following individuals serve as executive officers of the Company as of December 30, 2018:

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
George S. Corona President and Chief Executive Officer	60	2000	Served as officer of the Company.

Teresa S. Carroll Executive Vice President, President, Global Talent Solutions and General Manager - Sales, Marketing and HR	53	2000	Served as officer of the Company.

Peter W. Quigley Executive Vice President, President, Global Staffing and General Manager - IT, Global Service and Global Business Service	57	2004	Served as officer of the Company.

Olivier G. Thirot Executive Vice President and Chief Financial Officer	57	2008	Served as officer of the Company.

Hannah S. Lim-Johnson Senior Vice President and Chief Legal Officer	47	2017
September 2017 - Present
Served as officer of the Company.

October 2016 - April 2017
Deputy General Counsel, Chief Litigation
Counsel & Assistant Corporate Secretary -
PSEG, Newark, NJ

June 2012 - September 2016
VP, Chief Litigation & Chief Compliance
Counsel - ADT Corp, Boca Raton, FL

Laura S. Lockhart Vice President, Corporate Controller and Chief Accounting Officer	49	2008	Served as officer of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS.
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 86. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.
ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
Equity Compensation Plan Information
The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders - Evergreen provision (1), (2)	—	$—	—

Equity compensation plans approved by security holders - Fixed Share provision (1), (3)	—	—	3,989,910

Equity compensation plans not approved by security holders (4)	—	—	77,434

Total	—	$—	4,067,344

(1)	The equity compensation plan approved by our stockholders is our Equity Incentive Plan.

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

The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Evergreen provision excludes: 187,253 shares of restricted stock; performance shares that have been earned but not yet vested totaling 116,833 shares of financial measure performance awards, 57,493 shares of total shareholder return performance awards, and 23,701 shares of single financial measure performance awards; and performance shares granted to employees and not yet earned or vested totaling 179,124 shares of financial measure performance awards and 89,562 shares of total shareholder return performance awards, each calculated using an assumed maximum award performance level of 200%, at December 30, 2018.

(3)	The Fixed Share provision applies to shares granted on and after May 10, 2017, and the amended Equity Incentive Plan provides that the maximum number of shares available for grants is 4,700,000.
The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Fixed Share provision excludes: 168,312 shares of restricted stock; performance shares that have been earned but not yet vested totaling 54,409 of single financial measure performance awards; and performance shares granted to employees and not yet earned or vested totaling 293,452 shares of financial measure performance awards and 146,722 shares of total shareholder return performance awards, each calculated using an assumed maximum award performance level of 200%, at December 30, 2018.

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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the three fiscal years ended December 30, 2018
Consolidated Statements of Comprehensive Income for the three fiscal years ended December 30, 2018
Consolidated Balance Sheets at December 30, 2018 and December 31, 2017
Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 30, 2018
Consolidated Statements of Cash Flows for the three fiscal years ended December 30, 2018
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule -
For the three fiscal years ended December 30, 2018:
Schedule II - Valuation Reserves
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The Exhibits are listed in the Index to Exhibits included beginning at page 86, which is incorporated herein by reference.

(b)	The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 86 of this filing.

(c)	None.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2019		KELLY SERVICES, INC.
Registrant

	By	/s/ Olivier G. Thirot
Olivier G. Thirot
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2019	*	/s/ G. S. Corona
G. S. Corona
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 14, 2019	*	/s/ D. R. Parfet
D. R. Parfet
Chairman of the Board and Director

Date: February 14, 2019	*	/s/ C. M. Adderley
C. M. Adderley
Director

Date: February 14, 2019	*	/s/ G. S. Adolph
G. S. Adolph
Director

Date: February 14, 2019	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 14, 2019	*	/s/ J. E. Dutton
J. E. Dutton
Director

Date: February 14, 2019	*	/s/ T. B. Larkin
T. B. Larkin
Director

Date: February 14, 2019	*	/s/ L. A. Murphy
L. A. Murphy
Director

Date: February 14, 2019	*	/s/ H. Takahashi
H. Takahashi
Director

SIGNATURES (continued)

Date: February 14, 2019		/s/ O. G. Thirot
O. G. Thirot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2019		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 14, 2019	*By	/s/ O.G. Thirot
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 30, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 48-49.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Kelly Services, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kelly Services, Inc. and its subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years ended December 30, 2018, December 31, 2017, and January 1, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years ended December 30, 2018, December 31, 2017, and January 1, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 20 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for investments in equity securities in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 14, 2019

We have served as the Company’s auditor since 1960.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2018	2017	2016
	(In millions of dollars except per share items)
Revenue from services	$5,513.9	$5,374.4	$5,276.8

Cost of services	4,541.7	4,420.3	4,370.5

Gross profit	972.2	954.1	906.3

Selling, general and administrative expenses	884.8	870.8	843.1

Earnings from operations	87.4	83.3	63.2

Loss on investment in Persol Holdings	(96.2)	—	—

Gain on investment in PersolKelly Asia Pacific	—	—	87.2

Other expense, net	(0.6)	(1.6)	(0.7)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(9.4)	81.7	149.7

Income tax (benefit) expense	(27.1)	12.8	30.0

Net earnings before equity in net earnings (loss) of affiliate	17.7	68.9	119.7

Equity in net earnings (loss) of affiliate	5.2	2.7	1.1

Net earnings	$22.9	$71.6	$120.8

Basic earnings per share	$0.59	$1.84	$3.10
Diluted earnings per share	$0.58	$1.81	$3.08

Dividends per share	$0.30	$0.30	$0.275

Average shares outstanding (millions):
Basic	38.8	38.3	38.1
Diluted	39.1	39.0	38.4

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2018	2017	2016
	(In millions of dollars)
Net earnings	$22.9	$71.6	$120.8

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.4 million, tax expense of $0.2 million and tax expense of $0.0 million, respectively	(8.4)	16.4	(0.6)
Less: Reclassification adjustments included in net earnings	(0.4)	—	(0.1)
Foreign currency translation adjustments	(8.8)	16.4	(0.7)

Unrealized gains (losses) on investment, net of tax expense of $0.0 million, tax expense of $30.2 million and tax benefit of $0.7 million, respectively	—	56.2	(1.1)

Pension liability adjustments, net of tax expense of $0.2 million, tax benefit of $0.1 million and tax benefit of $0.0 million, respectively	0.8	(0.6)	(0.3)
Less: Reclassification adjustments included in net earnings	0.1	0.1	0.1
Pension liability adjustments	0.9	(0.5)	(0.2)

Other comprehensive income (loss)	(7.9)	72.1	(2.0)

Comprehensive income	$15.0	$143.7	$118.8

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2018	2017
	(In millions of dollars)
Assets
Current Assets
Cash and equivalents	$35.3	$32.5
Trade accounts receivable, less allowances of $13.2 million and $12.9 million, respectively	1,293.3	1,286.7
Prepaid expenses and other current assets	71.9	65.1
Total current assets	1,400.5	1,384.3

Noncurrent Assets
Property and equipment:
Property and equipment	294.7	291.8
Accumulated depreciation	(208.4)	(205.7)
Net property and equipment	86.3	86.1
Deferred taxes	198.7	183.4
Goodwill, net	107.3	107.1
Investment in Persol Holdings	135.1	228.1
Investment in equity affiliate	121.3	117.4
Other assets	265.2	271.8
Total noncurrent assets	913.9	993.9

Total Assets	$2,314.4	$2,378.2

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2018	2017
	(In millions of dollars)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$2.2	$10.2
Accounts payable and accrued liabilities	540.6	537.7
Accrued payroll and related taxes	266.0	287.4
Accrued workers' compensation and other claims	26.0	25.7
Income and other taxes	62.7	65.2
Total current liabilities	897.5	926.2

Noncurrent Liabilities
Accrued workers' compensation and other claims	50.5	49.9
Accrued retirement benefits	162.9	178.1
Other long-term liabilities	44.0	72.5
Total noncurrent liabilities	257.4	300.5

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, shares issued 36.6 million at 2018 and 2017	36.6	36.6
Class B common stock, shares issued 3.5 million at 2018 and 2017	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.2 million shares at 2018 and 1.7 million at 2017	(25.4)	(34.6)
Class B common stock	(0.6)	(0.6)
Paid-in capital	24.4	32.2
Earnings invested in the business	1,138.1	983.6
Accumulated other comprehensive income (loss)	(17.1)	130.8
Total stockholders' equity	1,159.5	1,151.5

Total Liabilities and Stockholders' Equity	$2,314.4	$2,378.2

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2018	2017	2016
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—
Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	—	—	—
Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(34.6)	(38.4)	(43.7)
Issuance of restricted stock and other	9.2	3.8	5.3
Balance at end of year	(25.4)	(34.6)	(38.4)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Issuance of restricted stock and other	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	32.2	28.6	25.4
Issuance of restricted stock and other	(7.8)	3.6	3.2
Balance at end of year	24.4	32.2	28.6

Earnings Invested in the Business
Balance at beginning of year	983.6	923.6	813.5
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	140.0	—	—
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue	3.4	—	—
Net earnings	22.9	71.6	120.8
Dividends	(11.8)	(11.6)	(10.7)
Balance at end of year	1,138.1	983.6	923.6

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	130.8	58.7	60.7
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	(140.0)	—	—
Other comprehensive income (loss), net of tax	(7.9)	72.1	(2.0)
Balance at end of year	(17.1)	130.8	58.7
Stockholders’ Equity at end of year	$1,159.5	$1,151.5	$1,012.0
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017	2016
	(In millions of dollars)
Cash flows from operating activities:
Net earnings	$22.9	$71.6	$120.8
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	26.2	22.7	21.3
Provision for bad debts	3.0	5.6	11.0
Stock-based compensation	8.1	9.1	10.2
Deferred income taxes	(47.5)	(5.9)	7.4
Loss on investment in Persol Holdings	96.2	—	—
Gain on investment in PersolKelly Asia Pacific	—	—	(87.2)
Equity in net earnings of PersolKelly Asia Pacific	(5.2)	(2.7)	(1.1)
Other, net	(0.8)	0.2	(2.8)
Changes in operating assets and liabilities, net of acquisition	(41.5)	(29.8)	(39.5)

Net cash from operating activities	61.4	70.8	40.1

Cash flows from investing activities:
Capital expenditures	(25.6)	(24.6)	(12.7)
Acquisition of company, net of cash received	—	(37.2)	—
Investment in equity securities	(5.0)	—	—
Net cash proceeds from investment in PersolKelly Asia Pacific equity affiliate	—	—	23.3
(Loan to) proceeds from repayment of loan to equity affiliate	(7.0)	0.6	—
Proceeds from company-owned life insurance	7.9	—	—
Other investing activities	(0.1)	0.2	—

Net cash (used in) from investing activities	(29.8)	(61.0)	10.6

Cash flows from financing activities:
Net change in short-term borrowings	(7.8)	10.1	(55.9)
Dividend payments	(11.8)	(11.6)	(10.7)
Payments of tax withholding for restricted shares	(6.9)	(1.8)	(2.2)
Other financing activities	—	(0.1)	(0.3)

Net cash used in financing activities	(26.5)	(3.4)	(69.1)

Effect of exchange rates on cash, cash equivalents and restricted cash	(1.9)	(3.8)	6.3

Net change in cash, cash equivalents and restricted cash	3.2	2.6	(12.1)
Cash, cash equivalents and restricted cash at beginning of year	36.9	34.3	46.4

Cash, cash equivalents and restricted cash at end of year (1)	$40.1	$36.9	$34.3

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheet:

	2018	2017	2016
	(In millions of dollars)
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$35.3	$32.5	$29.6
Restricted cash included in prepaid expenses and other current assets	0.1	—	0.4
Noncurrent assets:
Restricted cash included in other assets	4.7	4.4	4.3
Cash, cash equivalents and restricted cash at end of year	$40.1	$36.9	$34.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations Kelly Services, Inc. is a global workforce solutions provider operating throughout the world.
Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 30, 2018 (2018), December 31, 2017 (2017) and January 1, 2017 (2016), all of which contained 52 weeks. Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis. The Company’s operations in Brazil are accounted for on a one-month lag. The Company’s equity investment in PersolKelly Asia Pacific are accounted for on a one-quarter lag (see Investment in PersolKelly Asia Pacific footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period.
Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. In connection with the Company’s investment in PersolKelly Asia Pacific in the third quarter of 2016, the Commercial and PT staffing operations and certain OCG businesses in the APAC region were deconsolidated at that time. Certain prior period amounts have been reclassified to conform to the current presentation. All intercompany accounts and transactions have been eliminated.
Investment in Persol Holdings The Company’s investment in Persol Holdings, as further described in the Investment in Persol Holdings footnote, is carried at fair value with the changes in fair value recognized in net earnings. The fair value of the investment is based on the quoted market price.
Investment in PersolKelly Asia Pacific The Company has a 49% ownership interest in their equity affiliate, PersolKelly Asia Pacific, which is accounted for under the equity method. The operating results of the equity affiliate are recorded on a one-quarter lag and included in equity in net earnings (loss) of affiliate in the consolidated statements of earnings.
Foreign Currency Translation All of the Company’s international subsidiaries use their local currency as their functional currency, which is the currency in which they transact the majority of their activities. Revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at average exchange rates, while assets and liabilities are translated to U.S. dollars at year-end exchange rates. Resulting translation adjustments, net of tax, where applicable, are reported as accumulated foreign currency translation adjustments in stockholders’ equity and are recorded as a component of accumulated other comprehensive income (loss).
Revenue Recognition See Revenue footnote for a description of the accounting policy related to revenue recognition.
Cost of Services Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing our services to customers whereas SG&A costs are incurred regardless of whether or not we place temporary employees with our customers.
Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $8.7 million in 2018, $7.9 million in 2017 and $7.6 million in 2016.
Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts receivable, workers’ compensation, goodwill and long-lived asset impairment, impairment of equity affiliates, litigation costs and income taxes. Actual results could differ materially from those estimates.
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
Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Category	2018	2017	Life
	(In millions of dollars)
Land	$3.8	$3.8		—
Work in process	12.2	5.3		—
Buildings and improvements	65.3	64.9	15	to	45 years
Computer hardware and software	153.3	154.2	3	to	12 years
Equipment, furniture and fixtures	34.6	37.9		5	years
Leasehold improvements	25.5	25.7	The lesser of the life of the lease or 5 years.
Total property and equipment	$294.7	$291.8

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service. Depreciation expense was $24.0 million for 2018, $21.8 million for 2017 and $20.7 million for 2016.
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
Impairment of Long-Lived Assets, Intangible Assets, Goodwill, Equity Method Investments and Equity Securities The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover the asset group’s carrying amount, in which the long-lived asset being tested for impairment resides, the asset is written down to its estimated fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or estimated fair value less cost to sell.
We test goodwill for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. We have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. To derive the estimated fair value of reporting units, we primarily relied on an income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units.
If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.
We evaluate our equity method investment as well as any equity securities measured under the measurement alternative for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of our equity method investment or equity securities, we will adjust our carrying amount of our investment to the adjusted fair value.
Accounts Payable Included in accounts payable are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $7.3 million at year-end 2018 and 2017.
Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $22.9 million and $18.6 million at year-end 2018 and 2017,

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.
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
Interest and penalties related to income taxes are classified as income tax expense.  U.S. taxes on global intangible low-taxed income (“GILTI”) are accounted for as incurred.
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
Workers’ Compensation In the U.S., the Company has a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. The Company retains an independent consulting actuary to establish loss development factors, based on historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of the ultimate claims liability.
In preparing the estimates, the consulting actuary considers a number of assumptions and multiple generally accepted actuarial methods in the course of preparing the loss forecast for claims. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records a receivable from the insurance company for the excess amount. The receivable is included in prepaid expenses and other current assets and other assets in the consolidated balance sheet at year end. The Company evaluates the accrual quarterly throughout the year and makes adjustments as needed, and the ultimate cost of these claims may be greater than or less than the established accrual.

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

We recorded a net increase to opening earnings invested in the business of $3.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact is primarily driven by the deferral of contract costs related to our customer contracts of $5.2 million, partially offset by deferring revenue billed at a point in time for services performed over time of $0.6 million and a deferred tax liability of $1.2 million. As of and for year to date 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

The following table presents our segment revenues disaggregated by service type (in millions):

2018
Branch-Delivered Staffing
Americas Staffing
Staffing Solutions
Commercial	$1,679.6
Educational Staffing	428.0
Professional/Technical	272.2
Permanent Placement	37.9
Total Americas Staffing	2,417.7

International Staffing
Staffing Solutions	1,087.7
Permanent Placement	28.9
Total International Staffing	1,116.6

Global Talent Solutions
Talent Fulfillment
Staffing Solutions	1,117.6
Permanent Placement	1.9
Talent Solutions	362.8
Total Talent Fulfillment	1,482.3

Outcome-Based Services	515.1
Total Global Talent Solutions	1,997.4

Total Intersegment	(17.8)

Total Revenue from Services	$5,513.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our operations are subject to different economic and regulatory environments depending on geographic location. Our GTS segment operates in Americas, EMEA and APAC regions. For 2018 and 2017, GTS made up $1,929.3 million and $1,943.3 million in total Americas, respectively, $45.9 million and $37.4 million in total EMEA, respectively, and the entire balance in APAC. The below table presents our revenues disaggregated by geography (in millions):

	December Year to Date
	2018	2017
Americas
United States	$3,930.0	$3,894.6
Canada	142.4	140.3
Mexico	125.0	118.8
Puerto Rico	96.6	68.3
Brazil	35.2	48.6
Total Americas	4,329.2	4,270.6

EMEA
France	278.9	277.1
Switzerland	212.7	216.9
Portugal	196.9	176.0
United Kingdom	108.8	88.7
Russia	100.4	93.2
Italy	77.5	61.9
Germany	57.1	59.9
Ireland	44.6	32.0
Norway	34.4	33.3
Other	51.2	46.5
Total EMEA	1,162.5	1,085.5

Total APAC	22.2	18.3

Total Kelly Services, Inc.	$5,513.9	$5,374.4

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

Deferred Costs

Sales commissions paid at initial contract inception and upon contract renewal by our sales team are considered incremental and recoverable costs of obtaining a contract with a customer. The sales commissions (and related fringe benefits such as taxes and benefits) are deferred and then amortized on a straight-line basis over an appropriate period of benefit that we have determined to be contract duration. We determined the period of benefit by taking into consideration our customer contracts and other relevant factors. Anticipated renewal periods are not included in the amortization period of the initial commission. Amortization expense is included in SG&A expenses in the consolidated statements of earnings. As a practical expedient, sales commissions with amortization periods of 12 months or less are expensed as incurred. These costs are recorded in SG&A expenses in the consolidated statements of earnings.

Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $2.3 million as of year-end 2018 and $3.2 million as of January 1, 2018. Amortization expense for the deferred costs was $1.7 million for 2018. As of year-end 2018, there was no impairment loss in relation to the costs capitalized.

Occasionally, fulfillment costs are incurred after obtaining a contract in order to generate a resource that will be used to provide our services. These costs are considered incremental and recoverable costs to fulfill our contract with the customer. These costs to fulfill a contract are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the average length of assignment of the employees. We determined the period of benefit by taking into consideration our customer contracts, attrition rates and other relevant factors. Amortization expense is included in SG&A expenses in the consolidated statements of earnings.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $3.0 million as of year-end 2018 and $2.0 million as of January 1, 2018. Amortization expense for the deferred costs was $13.0 million for 2018. As of year-end 2018, there was no impairment loss in relation to the costs capitalized.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated statements of earnings. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$1.8
Other current assets	3.6
Goodwill	18.7
Intangibles	18.3
Other noncurrent assets	0.5
Current liabilities	(3.9)
Purchase price paid at closing	$39.0

Goodwill generated from this acquisition is primarily attributable to expected synergies from combining operations and expanding market potential, and is assigned to the Americas Staffing reporting unit. The amount of goodwill expected to be deductible for tax purposes is approximately $18.8 million as of year-end 2018. An indemnification asset of $2.8 million was recognized as of the acquisition date related to pre-acquisition tax liabilities. As of year-end 2018, the indemnification asset is $0.1 million with the change driven by cash received from the seller to pay pre-acquisition tax liabilities.

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

Accordingly, for the year ended 2018, a loss on the investment of $96.2 million was recorded entirely in the loss on investment in Persol Holdings in the consolidated statements of earnings. During 2017, an unrealized gain, net of tax, of $56.2 million was recorded in other comprehensive income, and in accumulated other comprehensive income (loss), a component of stockholders’ equity. A cumulative catch-up adjustment of the prior net unrealized gains previously recorded in other comprehensive income, and in accumulated other comprehensive income (loss), a component of stockholders’ equity, was recorded in earnings invested in the business as of January 1, 2018 for $140.0 million, net of $69.9 million of taxes.

5. Investment in PersolKelly Asia Pacific
In 2016, the Company and Persol Holdings, a leading integrated human resources company in Japan, completed a transaction to form a new joint venture, PersolKelly Asia Pacific. The Company transferred its APAC staffing operations in exchange for a 49% ownership interest in PersolKelly Asia Pacific and $36.5 million in cash received at closing. The Company subsequently deconsolidated the contributed APAC staffing operations and recorded a $104.2 million investment in equity affiliate in the consolidated balance sheet, which represented the fair value of the Company’s ownership interest in PersolKelly Asia Pacific as of the date of the transaction.  As part of this transaction, in the third quarter of 2016, the Company deconsolidated the goodwill related to the contributed entities in our previous APAC PT and OCG segments amounting to $1.9 million.  In the fourth quarter of 2016, the Company received a $4.5 million post-close cash true-up adjustment from Persol Holdings.

The operating results of the Company’s interest in PersolKelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are included in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to $5.2 million in 2018, $2.7 million in 2017 and $1.1 million in 2016. PersolKelly Asia Pacific will perform its annual impairment test of goodwill in its fourth quarter. Any impairment, if required, would then be recorded by the Company based on the one-quarter lag. We would consider any impairment recorded by PersolKelly Asia Pacific to be a triggering event to perform our own impairment analysis regarding our investment in PersolKelly Asia Pacific. The Company also evaluates the investment in PersolKelly Asia Pacific for potential impairment quarterly or whenever events or changes in circumstances indicate that there is an other than temporary decline in the value of the investment.
In the third quarter of 2016, the Company recorded a pretax gain of $87.2 million on the investment in PersolKelly Asia Pacific in the consolidated statements of earnings, which represented the fair value of the Company’s retained investment in

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PersolKelly Asia Pacific in addition to the cash received less the carrying value of net assets transferred to the joint venture. Income taxes of $23.5 million on this gain resulted primarily from recording deferred income taxes on outside basis differences. The fair value of the Company’s contributed operations was determined using both an income-based and market-based approach. The income approach utilized a discounted cash flow analysis which included significant assumptions about the timing of future cash flows, growth rates and discount rates commensurate with the underlying risks of the investment. The market approach entailed deriving market multiples from publicly traded companies with similar financial and operating characteristics to PersolKelly Asia Pacific and corroborated the results of the discounted cash flow method.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $121.3 million as of year-end 2018 and $117.4 million as of year-end 2017. The net amount due from PersolKelly Asia Pacific, a related party, was $10.2 million as of year-end 2018, including loans made to PersolKelly Asia Pacific for a total of $7.0 million in 2018 to fund working capital requirements as a result of their sustained revenue growth. The net amount due to PersolKelly Asia Pacific was $2.3 million as of year-end 2017. The amount included in trade accounts payable for staffing services provided by PersolKelly Asia Pacific as a supplier to secondary supplier programs was $0.2 million as of year-end 2018 and $2.5 million as of year-end 2017. In 2017, TS Kelly Workforce Solutions, a previous joint venture which was transferred to PersolKelly Asia Pacific in the first quarter of 2017, made a loan repayment of $0.6 million to the Company.
6. Fair Value Measurements
Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of year-end 2018 and 2017 in the consolidated balance sheet by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Year-End 2018
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.6	$4.6	$—	$—
Investment in Persol Holdings	135.1	135.1	—	—

Total assets at fair value	$139.7	$139.7	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2017
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.3	$4.3	$—	$—
Investment in Persol Holdings	228.1	228.1	—	—

Total assets at fair value	$232.4	$232.4	$—	$—

Money market funds as of year-end 2018 and 2017 represent investments in money market accounts, all of which are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.
The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end. Effective January 1, 2018, the changes in fair value of this investment are recorded in the

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated statements of earnings (see Investment in Persol Holdings footnote). In 2017, changes in fair value were recorded in other comprehensive income, and in accumulated other comprehensive income (loss), a component of stockholders’ equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.8 million at year-end 2018 and $18.4 million at year-end 2017.

Equity Investment Without Readily Determinable Fair Value

The Company made a minority investment in Business Talent Group, LLC (“BTG”) in the third quarter of 2018, which is included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The carrying amount of $5.0 million represents the purchase price. There have been no adjustments to the carrying amount or impairments on the investment as of year-end 2018.

Assets Measured at Fair Value on a Nonrecurring Basis
We completed our annual impairment test of goodwill for all reporting units in the fourth quarter for the fiscal years ended 2018 and 2017 and determined that goodwill was not impaired.
In 2018 and 2017, we performed a step one quantitative test for all of our reporting units with goodwill. For both years, the estimated fair value of each reporting unit tested exceeded its related carrying value. As a result of these quantitative assessments, we determined it was more likely than not that the fair value of each of the reporting units was more than its carrying value.
7. Goodwill
The changes in the carrying amount of goodwill for the fiscal year 2018 are included in the table below. See Acquisition footnote for a description of the additions to goodwill in 2018.

	As of Year-End 2017	Additions to Goodwill	As of Year-End 2018
	(In millions of dollars)
Americas Staffing	$44.6	$0.2	$44.8
Global Talent Solutions	62.5	—	62.5
International Staffing	—	—	—
	$107.1	$0.2	$107.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Other Assets
Included in other assets are the following:

	2018	2017
	(In millions of dollars)
Life insurance cash surrender value (see Retirement Benefits footnote)	$172.5	$188.7
French CICE (1)	26.4	28.1
Intangibles, net of accumulated amortization of $19.6 million in 2018 and $18.6 million in 2017 (2)	16.5	18.2
Long-term customer receivable	12.4	12.4
Workers' compensation and other claims receivable (3)	8.6	10.5
Other (4)	28.8	13.9

Other assets	$265.2	$271.8

(1) French CICE is a wage subsidy receivable related to a law to enhance the competitiveness of businesses in France.
(2) In 2017, $18.3 million of intangibles were acquired through the acquisition of TOC, made up of $12.0 million in customer relationships, $4.8 million associated with TOC’s trademark and $1.5 million for a candidate database. The customer relationships are being amortized on a straight-line basis over 10 years with no residual value and the database is being amortized on a straight-line basis over four years with no residual value. The trademark has an indefinite life. Intangible amortization expense, which is included in SG&A expenses, was $1.8 million, $0.9 million and $0.6 million in 2018, 2017 and 2016, respectively. The amortization expense for the intangibles acquired in 2017 will be $1.6 million in 2019 and 2020, $1.5 million in 2021 and $1.2 million in 2022 and 2023.
(3) Workers’ compensation and other claims receivable represents receivables from the insurance company for U.S. workers’ compensation and automobile liability claims in excess of the applicable loss limits.
(4) The increase in Other as of year-end 2018 is primarily due to $7.0 million related to loans to our equity affiliate (see Investment in PersolKelly Asia Pacific footnote); $5.0 million related to the minority investment in BTG and $2.3 million for deferred sales commissions.
9. Debt
Short-Term Debt
The Company has a $150.0 million revolving credit facility (the “Facility”) with a termination date of December 6, 2021. The Facility allows for borrowings in various currencies and is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by assets of the Company, excluding trade accounts receivable.

At year-end 2018, there were no borrowings under the Facility and a remaining borrowing capacity of $150.0 million. At year-end 2017, borrowings under the Facility were $9.5 million with an interest rate of 4.70%, and the remaining borrowing capacity was $140.5 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 17.5 basis points at year-end 2018 and 2017. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2018:

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
As of year-end 2018, the Securitization Facility had no short-term borrowings, SBLCs of $55.0 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $145.0 million. As of year-end 2017, the Securitization Facility had no short-term borrowings, SBLCs of $55.0 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $145.0 million.  The rate for short-term borrowings includes the LIBOR interest rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a commitment fee of 40 basis points on the unused capacity.
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
The Company had total unsecured, uncommitted short-term local credit facilities of $11.1 million as of year-end 2018. There were $2.2 million borrowings under these lines at year-end 2018 compared to $0.7 million at year-end 2017. The weighted average interest rate for these borrowings, which were primarily related to India, was 8.42% at year-end 2018 and 8.23% at year-end 2017.

10. Retirement Benefits
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
The liability for the nonqualified plans was $174.8 million and $188.3 million as of year-end 2018 and 2017, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits in the consolidated balance sheet. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses in the consolidated statements of earnings, were a loss of $8.6 million in 2018, earnings of $22.3 million in 2017 and earnings of $10.5 million in 2016.
In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $172.5 million and $188.7 million at year-end 2018 and 2017, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheet. During 2018, proceeds of $7.9 million were received in connection with a partial surrender of these policies. Tax-free earnings or loss on these assets, which were included in SG&A expenses in the consolidated statements of earnings and which offset the related earnings or loss on the liability, were a loss of $8.8 million in 2018, earnings of $22.3 million in 2017 and earnings of $9.7 million in 2016.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net expense for retirement benefits for the qualified and nonqualified plans, including Company matching contributions for full-time employees, totaled $9.5 million in 2018, $8.6 million in 2017 and $9.0 million in 2016. This expense is included in total SG&A expenses in the consolidated statements of earnings. The expense related to retirement plan contributions for temporary employees, which is included in cost of services, is reimbursed by our customers.
International Defined Benefit Plans
The Company has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2018 were $11.7 million, $7.9 million and $3.8 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2017 were $13.3 million, $8.4 million and $4.9 million, respectively. Total pension expense for these plans was $0.5 million in 2018 and $0.4 million in 2017 and 2016. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2019 are not significant.

11. Stockholders’ Equity
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during 2018, 2017 and 2016 are included in the table below. Amounts in parentheses indicate debits. See Investment in Persol Holdings footnote for a description of the cumulative-effect adjustment from the adoption of ASU 2016-01.

	2018		2017		2016
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(6.9)		$(23.3)		$(22.6)
Other comprehensive income (loss) before classifications	(8.4)		16.4		(0.6)
Amounts reclassified from accumulated other comprehensive income	(0.4)	(1)	—		(0.1)	(1)
Net current-period other comprehensive income (loss)	(8.8)		16.4		(0.7)
Ending balance	(15.7)		(6.9)		(23.3)

Unrealized gains and losses on investment:
Beginning balance	140.0		83.8		84.9
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	(140.0)		—		—
Other comprehensive income (loss) before classifications	—		56.2		(1.1)
Amounts reclassified from accumulated other comprehensive income	—		—		—
Net current-period other comprehensive income (loss)	(140.0)		56.2		(1.1)
Ending balance	—		140.0		83.8

Pension liability adjustments:
Beginning balance	(2.3)		(1.8)		(1.6)
Other comprehensive income (loss) before classifications	0.8		(0.6)		(0.3)
Amounts reclassified from accumulated other comprehensive income	0.1	(2)	0.1	(2)	0.1	(2)
Net current-period other comprehensive income (loss)	0.9		(0.5)		(0.2)
Ending balance	(1.4)		(2.3)		(1.8)

Total accumulated other comprehensive income (loss)	$(17.1)		$130.8		$58.7

(1)	Amount was recorded in the other expense, net line item in the consolidated statements of earnings.

(2)	Amount was recorded in the SG&A expenses line item in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Earnings Per Share
The reconciliation of basic earnings per share on common stock for the year-end 2018, 2017 and 2016 follows (in millions of dollars except per share data).

	2018	2017	2016
Net earnings	$22.9	$71.6	$120.8
Less: Earnings allocated to participating securities	(0.2)	(1.1)	(2.6)
Net earnings available to common shareholders	$22.7	$70.5	$118.2

Average common shares outstanding (millions):
Basic	38.8	38.3	38.1
Dilutive share awards	0.3	0.7	0.3
Diluted	39.1	39.0	38.4

Basic earnings per share	$0.59	$1.84	$3.10
Diluted earnings per share	$0.58	$1.81	$3.08
Potentially dilutive shares outstanding are primarily related to performance shares for 2018, 2017, and 2016. Stock options excluded from the computation of diluted earnings per share due to their anti-dilutive effect for 2016 were not significant, and all remaining stock options expired in the second quarter of 2016.
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
13. Stock-Based Compensation
Under the Equity Incentive Plan, amended and restated February 15, 2017 and approved by the stockholders of the Company on May 10, 2017 (the “EIP”), the Company may grant stock options (both incentive and nonqualified), stock appreciation rights, restricted stock and performance awards to key employees associated with the Company’s Class A stock. For shares granted prior to May 10, 2017, the EIP provides that the maximum number of shares available for grants is 15% of the outstanding Class A Stock, adjusted for EIP activity over the preceding five years. For shares granted after May 10, 2017, the amended EIP provides that the maximum number of shares available for grants is 4.7 million. The Company has no plans to issue additional shares under the provision that was in effect prior to May 10, 2017. Under the provision that was in effect for shares granted after May 10, 2017, shares available for future grants at year-end 2018 were 4.0 million. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.
The Company recognized stock-based compensation cost of $8.1 million in 2018, $9.1 million in 2017 and $10.2 million in 2016, as well as related tax benefits of $4.4 million in 2018, $4.2 million in 2017 and $3.9 million in 2016.

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
A summary of the status of nonvested restricted stock under the EIP as of year-end 2018 and changes during this period is presented as follows below (in thousands of shares except per share data):

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2017	440	$18.76
Granted	157	28.79
Vested	(187)	17.67
Forfeited	(54)	20.78
Nonvested at year-end 2018	356	$23.44
As of year-end 2018, unrecognized compensation cost related to unvested restricted stock totaled $6.1 million. The weighted average period over which this cost is expected to be recognized is approximately 1.8 years. The weighted average grant date fair value per share of restricted stock granted during 2018, 2017 and 2016 was $28.79, $21.97 and $17.08, respectively. The total fair value of restricted stock, which vested during 2018, 2017 and 2016, was $4.9 million, $5.8 million and $6.4 million, respectively.

Performance Shares
During 2018, 2017, and 2016, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific gross profit and operating earnings performance goals over a stated period of time.
2018 Grant
For the 2018 performance share grant (“2018 grant”), the total target number of performance shares granted is 222,000, of which 177,000 shares are eligible to earn up to the maximum number of performance shares of 355,000, which assumes 200% of the target shares originally granted. Target shares of 118,000 may be earned upon achievement of two financial goals (“financial measure performance shares”) and target shares of 59,000 may be earned based on the Company’s total shareholder return (“TSR”) relative to the S&P SmallCap 600 Index (“TSR performance shares”). These financial measure performance and TSR performance shares have a three-year performance period through December 31, 2020 and if earned, will cliff-vest after the approval by the Compensation Committee, which will be no later than March 15, 2021, if not forfeited by the recipient. No dividends are paid on financial measure and TSR performance shares. The 2018 grant also included 45,000 single financial measure performance shares, which have one performance measure with a one-year performance period. These single financial measure performance shares vest over four years and earn dividends, which are not paid until the awards vest.
The financial measure performance shares have a weighted average grant date fair value of $28.40. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2018, 2019, and 2020 goals. Accordingly, the Company remeasures the fair value of the 2018 financial measure performance shares each reporting period until the 2020 goals are set, after which the fair value will be fixed for the remaining performance period. As of year-end 2018, the current fair value for financial measure performance shares is $19.41. The total nonvested shares at maximum level (200%) related to financial measure performance awards at year-end 2018 is 219,000.
The TSR performance shares have an estimated fair value of $31.38, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free rate. The total nonvested shares at maximum level (200%) related to TSR performance awards at year-end 2018 is 109,000.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017 Grant
For the 2017 performance share grant (“2017 grant”), the total target number of performance shares granted is 387,000, of which 304,000 shares are eligible to earn up to the maximum number of performance shares of 609,000, which assumes 200% of the target shares originally granted. Target shares of 203,000 may be earned upon the achievement of two financial goals (“financial measure performance shares”) and target shares of 101,000 may be earned based on the Company’s total shareholder return relative to the S&P SmallCap 600 Index (“TSR performance shares”). These financial measure performance and TSR performance shares have a three-year performance period through December 31, 2019, and if earned, will cliff-vest after the approval by the Compensation Committee, which will be no later than March 15, 2020, if not forfeited by the recipient. No dividends are paid on financial measure and TSR performance shares. The 2017 grant also included 83,000 single financial measure performance shares, which have one performance measure with a one-year performance period. These single financial measure performance shares vest over four years and earn dividends, which are not paid until the awards vest.
The financial measure performance shares have a weighted average grant date fair value of $21.07. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2017, 2018 and 2019 goals. Accordingly, the Company remeasures the fair value of the 2017 financial measure performance shares each reporting period until the 2019 goals are set, after which the fair value will be fixed for the remaining performance period. As of year-end 2018, the current fair value for financial measure performance shares is $19.41. The total nonvested shares at maximum level (200%) related to financial measure performance awards at year-end 2018 is 254,000.
The TSR performance shares have an estimated fair value of $20.16, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. The total nonvested shares at maximum level (200%) related to TSR performance awards at year-end 2018 is 127,000.
2016 Grant
For the 2016 performance share grant (“2016 grant”), the total target number of performance shares granted is 332,000, and the maximum number of performance shares that may be earned is 663,000, which assumes 200% of the target shares originally granted. Target shares of 249,000 may be earned upon the achievement of three financial goals (“financial measure performance shares”) and target shares of 83,000 may be earned based on the Company’s total shareholder return relative to the S&P SmallCap 600 Index (“TSR performance shares”). These financial measure performance and TSR performance shares had a three-year performance period through December 31, 2018. No dividends were paid on financial measure or TSR performance shares.
The financial measure performance shares, which have a weighted average grant date fair value of $15.85. For each of the three financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2016, 2017 and 2018 goals. During the first quarter of 2018, the final year of goals was set and the grant date fair value for the 2016 financial measure performance shares was set at $28.40, and remained fixed for the remaining performance period. Based upon the level of achievement of specific financial performance goals for the 2016 grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 13, 2019, the Compensation Committee approved the actual performance achievement of the financial measure performance shares for the 2016 grant. Actual performance resulted in participants achieving approximately 70% of target. These shares will cliff-vest after the approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient. The total nonvested shares related to the financial measure performance awards at year-end 2018 is 117,000.
The TSR performance shares have an estimated fair value of $19.73, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. Based upon the level of achievement of the Company’s TSR relative to the S&P SmallCap 600 Index for the 2016 grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 13, 2019, the Compensation Committee approved the actual achievement of the TSR performance shares for the 2016 grant. Actual performance resulted in participants achieving approximately 104% of target. These shares will cliff-vest after the approval by the Compensation Committee, which will be no later than March 15, 2019, if not forfeited by the recipient. The total nonvested shares related to the TSR performance awards at year-end 2018 is 57,000.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of all nonvested performance shares at target for 2018 is presented as follows below (in thousands of shares except per share data). The majority of the vested shares below is related to the 2015 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2018.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2017	592	$22.32	240	$18.17
Granted	163	28.64	59	31.38
Vested	(229)	16.62	(109)	16.01
Forfeited	(45)	26.18	(17)	22.94
Nonvested at year-end 2018	481	$23.58	173	$23.56
As of year-end 2018, unrecognized compensation cost related to all unvested financial measure performance shares and TSR performance shares totaled $2.1 million and $1.6 million, respectively. The weighted average period over which the costs are expected to be recognized is approximately 1.7 years for both financial measure performance shares and TSR performance shares. The total fair value of financial measure performance shares and TSR performance shares, which vested during 2018, was $7.7 million and $6.3 million, respectively.
14. Other Expense, Net
Included in other expense, net are the following:

	2018	2017	2016
	(In millions of dollars)
Interest income	$0.8	$0.7	$0.4
Interest expense	(3.1)	(2.7)	(3.8)
Dividend income	1.6	1.5	1.2
Foreign exchange gains (losses)	0.3	(1.1)	1.6
Other	(0.2)	—	(0.1)

Other expense, net	$(0.6)	$(1.6)	$(0.7)
Dividend income includes dividends earned on the Company’s investment in Persol Holdings (see Investment in Persol Holdings footnote).
15. Income Taxes
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate for the years 2018, 2017 and 2016 were taxed under the following jurisdictions:

	2018	2017	2016
	(In millions of dollars)
Domestic	$53.1	$55.2	$112.4
Foreign	(62.5)	26.5	37.3
Total	$(9.4)	$81.7	$149.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes was as follows:

	2018	2017	2016
	(In millions of dollars)
Current tax expense:
U.S. federal	$6.1	$6.6	$10.2
U.S. state and local	3.1	2.4	2.4
Foreign	11.2	9.7	10.0
Total current	20.4	18.7	22.6
Deferred tax (benefit) expense:
U.S. federal	(15.6)	0.4	11.8
U.S. state and local	1.0	0.1	2.0
Foreign	(32.9)	(6.4)	(6.4)
Total deferred	(47.5)	(5.9)	7.4
Total provision	$(27.1)	$12.8	$30.0
Deferred taxes are comprised of the following:

	2018	2017
	(In millions of dollars)
Depreciation and amortization	$(15.6)	$(13.4)
Employee compensation and benefit plans	52.0	57.3
Workers’ compensation	15.0	14.5
Unrealized gain on securities	(30.9)	(60.1)
Investment in equity affiliate	(15.8)	(15.5)
Loss carryforwards	30.8	38.8
Credit carryforwards	155.6	132.7
Other, net	3.9	3.1
Valuation allowance	(27.8)	(34.6)
Net deferred tax assets	$167.2	$122.8
The deferred tax balance is classified in the consolidated balance sheet as:

	2018	2017
	(In millions of dollars)
Deferred tax asset	$198.7	$183.4
Other long-term liabilities	(31.5)	(60.6)
	$167.2	$122.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% in 2018 and 35% in 2017 and 2016 are as follows:

	2018	2017	2016
	(In millions of dollars)
Income tax based on statutory rate	$(2.0)	$28.6	$52.4
State income taxes, net of federal benefit	3.2	1.6	2.9
Foreign tax rate differential	(8.3)	(1.5)	(4.5)
General business credits	(22.6)	(18.1)	(17.0)
Life insurance cash surrender value	2.1	(7.4)	(3.0)
Foreign items	1.9	(1.3)	4.9
GILTI, net of foreign tax credit	0.5	—	—
Foreign-derived intangible income	(0.9)	—	—
Foreign business taxes	4.2	4.0	3.6
Non-deductible expenses	2.6	1.3	1.6
Tax law change	(0.5)	13.9	—
PersolKelly Asia Pacific transaction gain	—	—	(4.8)
Change in deferred tax realizability	(4.3)	(7.8)	(5.9)
Stock compensation	(3.0)	(0.7)	—
Other, net	—	0.2	(0.2)
Total	$(27.1)	$12.8	$30.0
Our tax benefit or expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, or the tax effects of stock compensation. With the Company’s adoption of ASU 2016-01 in the first quarter of 2018, changes in the fair value of the Company’s investment in Persol Holdings are now recognized in the consolidated statements of earnings. These investment gains or losses are treated as discrete since they cannot be estimated.
Several items have contributed to the variance in our income tax benefit or expense over the last three years. Income tax benefit for 2018 included a $29.4 million benefit from the loss on our investment in Persol Holdings, a lower U.S. income tax rate, and a benefit on the release of valuation allowances in Australia, offset by non-deductible losses on life insurance policies. Income tax expense in 2017 included a $13.9 million charge to revalue net deferred tax assets due to the U.S. Tax Cuts and Jobs Act (“the Act”), which reduced the U.S. federal corporate income tax rate from 35% to 21%. This charge was offset by a benefit from tax-exempt income on life insurance policies, and a benefit from the release of valuation allowances in Norway, Germany and France. Income tax expense in 2016 included a $23.5 million charge from the gain on the investment in PersolKelly Asia Pacific, offset by a benefit from the release of valuation allowances in Italy.
General business credits primarily represent U.S. work opportunity credits. Foreign items include foreign tax credits, foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC Topic 740 (“ASC 740”), Income Taxes. Non-deductible expenses include executive compensation and business meals and entertainment. For 2017, tax law change represents the revaluing of net deferred tax assets as a result of the Act. Among other things, the Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, and imposed a one-time transition tax on the Company's accumulated foreign earnings. For year-end 2017, the Company anticipated that the one-time transition tax under the Act would be zero. In accordance with SEC Staff Accounting Bulletin 118, a provisional amount of zero was recorded due to the need for additional analysis of historical data. During the third quarter of 2018, we completed our analysis of foreign subsidiary earnings and profits and finalized our transition tax calculation. Consistent with our estimate at year-end 2017, the transition tax was zero.
The Company has U.S. general business credit carryforwards of $149.6 million which will expire from 2033 to 2038, foreign tax credit carryforwards of $5.9 million that expire from 2022 to 2028 and $0.1 million of state credit carryforwards that expire from 2026 to 2038, or have no expiration. The net tax effect of state and foreign loss carryforwards at year-end 2018 totaled $30.8 million, which expire as follows (in millions of dollars):

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year	Amount
2019-2020	$0.7
2021-2035	0.6
No expiration	29.5
Total	$30.8
The work opportunity credit program generates a significant tax benefit. It is a temporary provision in the U.S. tax law and expires for employees hired after 2019. While the work opportunity credit has routinely been extended, it is uncertain whether it will again be extended. In the event the program is not renewed, we will continue to receive credits for qualified employees hired prior to 2020.

The Company has established a valuation allowance for loss carryforwards and future deductible items in certain foreign jurisdictions, and for U.S. foreign tax credit carryforwards. The valuation allowance is determined in accordance with the provisions of ASC 740, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s recent losses in these foreign jurisdictions, and its recent lack of adequate U.S. foreign source income to fully utilize foreign tax credit carryforwards, represented sufficient negative evidence to require a valuation allowance under ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the foreign deferred tax assets. Sustained profitability by our United Kingdom subsidiaries makes release of their $14.2 million valuation allowance possible in the near term.

Provision has not been made for additional income taxes on an estimated $141.8 million of undistributed earnings which are indefinitely reinvested. If these earnings were to be repatriated, the Company could be subject to foreign withholding tax and federal and state income tax, net of federal benefit, of $8.9 million. There would also be income taxes on foreign exchange gains or losses.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
	(In millions of dollars)
Balance at beginning of the year	$1.2	$1.4	$1.7

Additions for prior years’ tax positions	—	—	0.1
Reductions for prior years’ tax positions	—	—	—
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.1)	(0.2)	(0.4)

Balance at end of the year	$1.1	$1.2	$1.4

If the $1.1 million in 2018, $1.2 million in 2017 and $1.4 million in 2016 of unrecognized tax benefits were recognized, they would have a favorable effect of $0.9 million in 2018, $1.0 million in 2017 and $1.0 million in 2016 on income tax expense.
The Company recognizes both interest and penalties as part of the income tax provision. Interest and penalties expense in 2018, 2017 and 2016 were not significant. Accrued interest and penalties were $0.2 million at year-end 2018 and 2017.
The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2015 through 2018, Canada for fiscal years 2011 through 2018, France for fiscal years 2013 through 2018, Mexico for fiscal years 2013 through 2018, Portugal for fiscal years 2015 through 2018, Russia for fiscal years 2016 through 2018, Switzerland for fiscal years 2009 through 2018, and the United Kingdom for fiscal years 2002 through 2018.
The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.3 million for 2018, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Supplemental Cash Flow Information
Changes in operating assets and liabilities, net of acquisition, as disclosed in the statements of cash flows, for the fiscal years 2018, 2017 and 2016, respectively, were as follows:

	2018	2017	2016
	(In millions of dollars)
Increase in trade accounts receivable	$(32.0)	$(126.2)	$(93.9)
Increase in prepaid expenses and other assets	(9.5)	(14.2)	(10.5)
Increase in accounts payable and accrued liabilities	17.0	63.9	58.4
(Decrease) increase in accrued payroll and related taxes	(21.0)	32.9	1.9
Increase in accrued workers’ compensation and other claims	1.9	6.7	2.4
Increase in income and other taxes	2.1	7.1	2.2

Total changes in operating assets and liabilities, net of acquisition	$(41.5)	$(29.8)	$(39.5)

The Company paid interest of $1.6 million in 2018, $1.9 million in 2017 and $2.7 million in 2016. The Company paid income taxes of $18.3 million in 2018, $20.1 million in 2017 and $24.0 million in 2016.
Non-cash capital expenditures totaled $1.8 million, $3.0 million and $1.7 million at year-end 2018, 2017 and 2016, respectively.
17. Commitments
The Company conducts its branch-based operations primarily from leased facilities. The following is a schedule by fiscal year of future minimum commitments under operating leases as of year-end 2018 (in millions of dollars):

Fiscal year:
2019	$26.7
2020	20.4
2021	15.2
2022	9.8
2023	4.7
Later years	4.9

Total	$81.7

Lease expense for fiscal 2018, 2017 and 2016 amounted to $31.4 million, $31.3 million and $33.1 million, respectively.
In addition to operating lease agreements, the Company has entered into noncancelable purchase obligations totaling $33.1 million. These obligations relate primarily to online tools and voice and data communications services which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.
18. Contingencies
In the ordinary course of business, the Company is continuously engaged in litigation, threatened litigation, or investigations arising in the ordinary course of its business, such as matters alleging auto liability, employment discrimination, wage and hour violations, claims for indemnification or liability, or violations of privacy rights or anti-competition regulations, which could result in a material adverse outcome. There are matters that were stayed pending a decision from the United States Supreme Court in the matter of Epic Systems Corp. v. Lewis, regarding the enforceability of class action waivers in favor of arbitration. On May 21, 2018, the Court determined that class action waivers in employment contracts are enforceable. As a result of the ruling, the majority of courts have been enforcing our arbitration agreements and class action waivers, and staying class action matters pending the results of the individual arbitration proceedings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At year-end 2018 and 2017, the gross accrual for litigation costs amounted to $12.8 million and $5.3 million, respectively.
The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable loss limit and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At year-end 2018, the related insurance recoveries amounted to $6.1 million. As of year-end 2017, there were no insurance recoveries.
The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $2.1 million as of year-end 2018. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.
While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.
19. Segment Disclosures
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
Americas Staffing represents the Company’s branch-delivered staffing business in the U.S., Canada, Puerto Rico, Mexico and Brazil. International Staffing represents the EMEA region branch-delivered staffing business. Americas Staffing and International Staffing both deliver temporary staffing, as well as direct-hire placement services, in office-clerical, light industrial and professional and technical specialties within their geographic regions. Americas Staffing also includes educational staffing in the U.S.
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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for 2018, 2017 and 2016. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2018	2017	2016
	(In millions of dollars)
Revenue from Services:
Americas Staffing	$2,417.7	$2,345.9	$2,191.6
Global Talent Solutions	1,997.4	1,998.9	1,977.1
International Staffing	1,116.6	1,048.2	1,127.1

Less: Intersegment revenue	(17.8)	(18.6)	(19.0)

Consolidated Total	$5,513.9	$5,374.4	$5,276.8

	2018	2017	2016
	(In millions of dollars)
Earnings from Operations:
Americas Staffing gross profit	$441.3	$429.1	$398.2
Americas Staffing SG&A expenses	(364.2)	(346.4)	(329.4)
Americas Staffing Earnings from Operations	77.1	82.7	68.8

Global Talent Solutions gross profit	381.1	373.7	345.9
Global Talent Solutions SG&A expenses	(296.5)	(296.7)	(287.7)
Global Talent Solutions Earnings from Operations	84.6	77.0	58.2

International Staffing gross profit	152.3	153.7	166.4
International Staffing SG&A expenses	(132.3)	(131.6)	(146.9)
International Staffing Earnings from Operations	20.0	22.1	19.5

Less: Intersegment gross profit	(2.5)	(2.4)	(4.2)
Less: Intersegment SG&A expenses	2.5	2.4	4.2
Net Intersegment Activity	—	—	—

Corporate	(94.3)	(98.5)	(83.3)
Consolidated Total	87.4	83.3	63.2
Loss on investment in Persol Holdings	(96.2)	—	—
Gain on investment in PersolKelly Asia Pacific	—	—	87.2
Other expense, net	(0.6)	(1.6)	(0.7)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$(9.4)	$81.7	$149.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of revenue from services by geographic area for 2018, 2017 and 2016 follows:

	2018	2017	2016
	(In millions of dollars)
Revenue From Services:
United States	$3,930.0	$3,894.6	$3,722.5
International	1,583.9	1,479.8	1,554.3

Total	$5,513.9	$5,374.4	$5,276.8

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.
A summary of long-lived assets information by geographic area as of year-end 2018 and 2017 follows:

	2018	2017
	(In millions of dollars)
Long-Lived Assets:
United States	$76.8	$74.3
International	9.5	11.8

Total	$86.3	$86.1
Long-lived assets represent property and equipment. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.
20. New Accounting Pronouncements
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In January 2017, the FASB issued ASU 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We elected to early adopt ASU 2017-04 as of year-end 2018 and the adoption of this ASU did not have an impact on our goodwill impairment testing process or our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU was effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this guidance effective January 1, 2018. See the consolidated statement of cash flows for the impact of this standard.
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
In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. In July 2018, the FASB issued ASU 2018-11, which provided entities with an additional optional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. We will elect this transition method at the adoption date.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, we will elect the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of earnings on a straight-line basis over the lease term. We estimate approximately $75 million would be recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of December 31, 2018. Other than disclosed, we do not expect the new standard to have a material impact on our remaining consolidated financial statements.
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
21. Related Party Transactions
Prior to October 9, 2018, Terence E. Adderley, the former Executive Chairman and Chairman of the Board of our board of directors, and certain trusts with respect to which he acts as trustee or co-trustee, controlled approximately 91.5% of the outstanding shares of Kelly Class B common stock, which is the only class of our common stock entitled to voting rights. Mr. Adderley received compensation relative to his services as executive chairmen of the Company prior to his retirement. There were no material transactions between the Company and Terence E. Adderley in 2018 or 2017.
Upon his death on October 9, 2018, the Terence E. Adderley Revocable Trust K (“Trust K”), now controls approximately 91.5% of the outstanding shares of Kelly Class B common stock. There were no material transactions between the Company and Trust K or its trustees in 2018 or 2017.

See Investment in PersolKelly Asia Pacific footnote for a description of related party activity with PersolKelly Asia Pacific.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Subsequent Events
On January 2, 2019, the Company acquired 100% of the stock of Global Technology Associates, LLC (“GTA”) for $34.0 million of cash, subject to working capital adjustments, per an agreement dated December 24, 2018. GTA is a leading provider of engineering, technology and business consulting solutions in the telecommunications industry. The Company incurred $0.4 million of related acquisition costs in 2018, which are included in other expense, net in the consolidated statements of earnings.
On January 2, 2019, the Company acquired 100% of the stock of NextGen Global Resources LLC (“NextGen”) for $51.0 million of cash, subject to working capital adjustments per an agreement dated January 2, 2019. NextGen is a leading provider of telecommunications, wireless and connected technology staffing solutions. The Company incurred $0.2 million of related acquisition costs in 2018, which are included in other expense, net in the consolidated statements of earnings.
The Company acquired GTA and NextGen to expand our engineering solutions portfolio and positions the Company as one of the leading engineering workforce solutions companies to the 5G telecommunications market. The initial accounting for both of these business combinations is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuations. Therefore, it is impracticable for the Company to provide the major classes of assets acquired and liabilities and contingent liabilities assumed or pro forma revenue and earnings.
23. Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,369.9	$1,386.9	$1,342.4	$1,414.7	$5,513.9
Gross profit	238.2	240.5	239.1	254.4	972.2
SG&A expenses	226.2	220.1	217.2	221.3	884.8
Gain (loss) on investment in Persol Holdings	23.7	(52.5)	15.8	(83.2)	(96.2)
Net earnings (loss)	29.1	(15.4)	33.1	(23.9)	22.9
Basic earnings (loss) per share (1)	0.74	(0.40)	0.84	(0.62)	0.59
Diluted earnings (loss) per share (1)	0.74	(0.40)	0.84	(0.62)	0.58
Dividends per share	0.075	0.075	0.075	0.075	0.30

	Fiscal Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,289.7	$1,333.6	$1,328.8	$1,422.3	$5,374.4
Gross profit	231.6	228.8	230.7	263.0	954.1
SG&A expenses (2)	215.2	208.5	212.5	234.6	870.8
Restructuring charges included in SG&A expenses	2.4	—	—	—	2.4
Net earnings	12.2	18.7	23.0	17.7	71.6
Basic earnings per share (1)	0.31	0.48	0.59	0.46	1.84
Diluted earnings per share (1)	0.31	0.47	0.58	0.45	1.81
Dividends per share	0.075	0.075	0.075	0.075	0.30

(1)	Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

(2)
SG&A expenses in the third quarter and full year of 2017 includes a $2.8 million and $1.4 million, respectively, benefit resulting from an out-of-period correction of expenses that were overstated in prior periods.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended December 30, 2018

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12.9	3.5	(0.5)	(1)	(0.4)	(2.3)	$13.2

Deferred tax assets valuation allowance	$34.6	2.6	—		(1.8)	(7.6)	$27.8

Fiscal year ended December 31, 2017

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12.5	5.3	0.3	(1)	0.6	(5.8)	$12.9

Deferred tax assets valuation allowance	$42.1	1.7	—		3.3	(12.5)	$34.6

Fiscal year ended January 1, 2017

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$10.5	10.2	0.8	(1)	(0.8)	(8.2)	$12.5

Deferred tax assets valuation allowance	$50.9	2.4	—		(2.9)	(8.3)	$42.1

(1)	Adjustment to provision for sales allowances charged to revenue from services.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation, effective May 9, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 11, 2018, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on November 7, 2018, which is incorporated herein by reference).

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

10.4*
Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.4 to the Form 10-K filed with the Commission on February 20, 2018, which is incorporated herein by reference).

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

14
Code of Business Conduct and Ethics, adopted August 6, 2018. (Reference is made to Exhibit 14 to the Form 10-Q filed with the commission on November 7, 2018, which is incorporated herein by reference.)

21	Subsidiaries of Registrant.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)

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