Form 10-Q
period 2019-03-31
KELLY SERVICES INC
filed 2019-05-09
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common	KELYA	NASDAQ Global Market
Class B Common	KELYB	NASDAQ Global Market
At April 29, 2019, 35,636,758 shares of Class A and 3,432,072 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	March 31, 2019	April 1, 2018
Revenue from services	$1,382.6	$1,369.9

Cost of services	1,131.0	1,131.7

Gross profit	251.6	238.2

Selling, general and administrative expenses	234.8	226.2

Earnings from operations	16.8	12.0

Gain on investment in Persol Holdings	13.2	23.7

Other expense, net	(1.1)	(1.7)

Earnings before taxes and equity in net earnings (loss) of affiliate	28.9	34.0

Income tax expense	6.4	6.4

Net earnings before equity in net earnings (loss) of affiliate	22.5	27.6

Equity in net earnings (loss) of affiliate	(0.4)	1.5

Net earnings	$22.1	$29.1

Basic earnings per share	$0.56	$0.74
Diluted earnings per share	$0.56	$0.74

Average shares outstanding (millions):
Basic	39.0	38.6
Diluted	39.1	38.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 31, 2019	April 1, 2018
Net earnings	$22.1	$29.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.1 and $0.0, respectively	(1.5)	14.0
Less: Reclassification adjustments included in net earnings	—	—
Foreign currency translation adjustments	(1.5)	14.0

Other comprehensive income (loss)	(1.5)	14.0

Comprehensive income	$20.6	$43.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 31, 2019	December 30, 2018
Assets
Current Assets
Cash and equivalents	$30.9	$35.3
Trade accounts receivable, less allowances of $12.0 and $13.2, respectively	1,283.1	1,293.3
Prepaid expenses and other current assets	86.2	71.9
Total current assets	1,400.2	1,400.5

Noncurrent Assets
Property and equipment:
Property and equipment	368.2	294.7
Accumulated depreciation	(212.7)	(208.4)
Net property and equipment	155.5	86.3
Deferred taxes	204.6	198.7
Goodwill	127.8	107.3
Investment in Persol Holdings	147.2	135.1
Investment in equity affiliate	121.2	121.3
Other assets	315.7	265.2
Total noncurrent assets	1,072.0	913.9

Total Assets	$2,472.2	$2,314.4
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 31, 2019	December 30, 2018
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$74.2	$2.2
Accounts payable and accrued liabilities	517.8	540.6
Accrued payroll and related taxes	292.1	266.0
Accrued workers’ compensation and other claims	24.4	26.0
Income and other taxes	64.9	62.7
Total current liabilities	973.4	897.5

Noncurrent Liabilities
Accrued workers’ compensation and other claims	47.9	50.5
Accrued retirement benefits	176.0	162.9
Other long-term liabilities	97.1	44.0
Total noncurrent liabilities	321.0	257.4

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 36.6 shares issued at 2019 and 2018	36.6	36.6
Class B common stock, 10.0 shares authorized; 3.5 shares issued at 2019 and 2018	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.0 shares at 2019 and 1.2 shares at 2018	(21.3)	(25.4)
Class B common stock	(0.6)	(0.6)
Paid-in capital	21.0	24.4
Earnings invested in the business	1,157.2	1,138.1
Accumulated other comprehensive income (loss)	(18.6)	(17.1)
Total stockholders’ equity	1,177.8	1,159.5

Total Liabilities and Stockholders’ Equity	$2,472.2	$2,314.4
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 31, 2019	April 1, 2018
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—
Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—
Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(25.4)	(34.6)
Net issuance of stock awards	4.1	7.3
Balance at end of period	(21.3)	(27.3)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Net issuance of stock awards	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	24.4	32.2
Net issuance of stock awards	(3.4)	(11.1)
Balance at end of period	21.0	21.1

Earnings Invested in the Business
Balance at beginning of period	1,138.1	983.6
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	140.0
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue	—	3.4
Net earnings	22.1	29.1
Dividends	(3.0)	(2.9)
Balance at end of period	1,157.2	1,153.2

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(17.1)	130.8
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	(140.0)
Other comprehensive income (loss), net of tax	(1.5)	14.0
Balance at end of period	(18.6)	4.8

Stockholders’ Equity at end of period	$1,177.8	$1,191.3
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net earnings	$22.1	$29.1
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	7.6	6.3
Provision for bad debts	0.3	1.7
Stock-based compensation	3.2	2.5
Gain on investment in Persol Holdings	(13.2)	(23.7)
Equity in net earnings of PersolKelly Asia Pacific	0.4	(1.5)
Other, net	(0.4)	0.1
Changes in operating assets and liabilities, net of acquisitions	1.2	(18.6)

Net cash from (used in) operating activities	21.2	(4.1)

Cash flows from investing activities:
Capital expenditures	(4.2)	(4.6)
Acquisition of companies, net of cash received	(86.4)	—
Other investing activities	0.3	(0.3)

Net cash used in investing activities	(90.3)	(4.9)

Cash flows from financing activities:
Net change in short-term borrowings	72.0	23.2
Dividend payments	(3.0)	(2.9)
Payments of tax withholding for stock awards	(2.3)	(6.2)

Net cash from financing activities	66.7	14.1

Effect of exchange rates on cash, cash equivalents and restricted cash	(1.9)	(0.9)

Net change in cash, cash equivalents and restricted cash	(4.3)	4.2
Cash, cash equivalents and restricted cash at beginning of period	40.1	36.9

Cash, cash equivalents and restricted cash at end of period (1)	$35.8	$41.1
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$30.9	$36.6
Restricted cash included in prepaid expenses and other current assets	0.2	0.1
Noncurrent assets:
Restricted cash included in other assets	4.7	4.4
Cash, cash equivalents and restricted cash at end of period	$35.8	$41.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2019 (the 2018 consolidated financial statements). The Company’s first fiscal quarter ended on March 31, 2019 (2019) and April 1, 2018 (2018), each of which contained 13 weeks.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

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

Permanent Placement Revenue
Permanent placement solutions can be branch-delivered (Americas and EMEA regions) or centrally delivered (within GTS). Our permanent placement revenue is recorded when the permanent placement candidate begins full-time employment. On the candidate start date, the customer accepts the candidate and can direct the use of the candidate as well as obtains the significant risk and rewards of the candidate.  As such, we consider this the point the control transfers to the customer.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following table presents our segment revenues disaggregated by service type (in millions):

	First Quarter
	2019	2018
Branch-Delivered Staffing
Americas Staffing
Staffing Solutions
Commercial	$392.5	$398.4
Educational Staffing	139.6	130.1
Professional/Technical	85.5	67.4
Permanent Placement	8.9	8.4
Total Americas Staffing	626.5	604.3

International Staffing
Staffing Solutions	252.2	276.9
Permanent Placement	6.7	7.8
Total International Staffing	258.9	284.7

Global Talent Solutions
Talent Fulfillment
Staffing Solutions	255.6	284.2
Permanent Placement	0.3	0.4
Talent Solutions	89.7	85.0
Total Talent Fulfillment	345.6	369.6

Outcome-Based Services	155.4	116.2
Total Global Talent Solutions	501.0	485.8

Total Intersegment	(3.8)	(4.9)

Total Revenue from Services	$1,382.6	$1,369.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Our operations are subject to different economic and regulatory environments depending on geographic location. Our GTS segment operates in Americas, EMEA and APAC regions. In the first quarter of 2019 and 2018, GTS made up $484.4 million and $468.6 million in total Americas, respectively, $11.1 million and $12.1 million in total EMEA, respectively, and the entire balance in APAC.

The below table presents our revenues disaggregated by geography (in millions):

	First Quarter
	2019	2018
Americas
United States	$1,018.9	$974.7
Canada	33.0	33.6
Mexico	27.5	30.4
Puerto Rico	19.2	19.8
Brazil	8.5	9.5
Total Americas	1,107.1	1,068.0

EMEA
France	64.3	71.9
Switzerland	49.5	49.7
Portugal	44.8	51.1
United Kingdom	26.2	29.0
Russia	25.4	26.1
Italy	20.6	20.5
Germany	11.1	16.4
Ireland	10.1	11.3
Other	18.0	20.8
Total EMEA	270.0	296.8

Total APAC	5.5	5.1

Total Kelly Services, Inc.	$1,382.6	$1,369.9

Deferred Costs
Deferred sales commissions are paid at initial contract inception and upon contract renewal by our sales team. Deferred sales commissions, which are included in other assets on the consolidated balance sheet, were $2.0 million as of first quarter-end 2019 and $2.3 million as of year-end 2018. Amortization expense for the deferred costs in the first quarter of 2019 was $0.5 million and in the first quarter of 2018 was $0.4 million.

Deferred fulfillment costs are incurred after obtaining a contract in order to generate a resource that will be used to provide our services. Deferred fulfillment costs, which are included in prepaid expenses and other current assets on the consolidated balance sheet, were $2.5 million as of first quarter-end 2019 and $3.0 million as of year-end 2018. Amortization expense for the deferred costs in the first quarter of 2019 was $3.4 million and in the first quarter of 2018 was $2.1 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

3.  Acquisitions
In the first quarter of 2019, the Company acquired NextGen Global Resources LLC (“NextGen”) and Global Technology Associates, LLC (“GTA”), as detailed below. We have accounted for these acquisitions under Accounting Standards Update (“ASU”) 2017-01, Business Combinations.
NextGen Global Resources

On January 2, 2019, the Company acquired 100% of the membership interests of NextGen, a leading provider of telecommunications, wireless and connected technology staffing solutions, for a purchase price of $51.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by NextGen at the closing date and estimated working capital adjustments resulting in the Company paying cash of $54.3 million. Due to the limited amount of time that has passed since acquiring NextGen, the purchase price allocation for this acquisition is preliminary and could change.

This acquisition will increase our market share in the telecommunications, wireless and connected technology markets within our engineering solutions in the U.S. NextGen’s results of operations are included in the Americas Staffing segment for the 2019 first quarter end.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$3.5
Trade accounts receivable	19.7
Other current assets	0.3
Goodwill	13.7
Intangibles	21.5
Other noncurrent assets	0.5
Current liabilities	(4.9)
Purchase price paid, including working capital adjustments	$54.3

Included in the assets purchased in the NextGen acquisition was approximately $21.5 million of intangible assets, made up of $12.9 million in customer relationships, $8.1 million associated with NextGen’s trade name and $0.5 million for non-compete agreements. The customer relationships will be amortized over 10 years with no residual value, the trade name will be amortized over 15 years with no residual value and the non-compete agreements will be amortized over five years with no residual value. Goodwill generated from this acquisition is primarily attributable to the market potential as a staffing solutions provider to the expanding telecommunications industry, and is assigned to the Americas Staffing reporting unit (see Goodwill footnote). All of the goodwill is expected to be deductible for tax purposes.

Global Technology Associates

On January 2, 2019, in a separate transaction, the Company acquired 100% of the membership interests of GTA, a leading provider of engineering, technology and business consulting solutions in the telecommunications industry, for a purchase price of $34.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by GTA at the closing date and estimated working capital adjustments resulting in the Company paying cash of $35.7 million. Due to the limited amount of time that has passed since acquiring GTA, the purchase price allocation for this acquisition is preliminary and could change.

This acquisition will increase our market share in the engineering solutions market in the U.S. within the telecommunications and connectivity space. GTA’s results of operations are included in the GTS segment for the 2019 first quarter end.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$0.1
Trade accounts receivable	13.9
Other current assets	0.1
Goodwill	6.8
Intangibles	17.3
Other noncurrent assets	0.4
Current liabilities	(2.9)
Purchase price paid, including working capital adjustments	$35.7

Included in the assets purchased in the GTA acquisition was approximately $17.3 million of intangible assets, made up of $12.1 million in customer relationships, $4.0 million associated with GTA’s trade name and $1.2 million for non-compete agreements. The customer relationships will be amortized over 10 years with no residual value, the trade name will be amortized over 15 years with no residual value and the non-compete agreements will be amortized over five years with no residual value. Goodwill generated from this acquisition is primarily attributable to the market potential as a solutions provider to the expanding telecommunications industry, and is assigned to the GTS reporting unit (see Goodwill footnote). All of the goodwill is expected to be deductible for tax purposes.

Pro Forma Information

Our consolidated revenues and net earnings since the date of the acquisitions included $20.2 million and $0.9 million, respectively, from NextGen and $15.7 million and $0.8 million, respectively, from GTA. The following unaudited pro forma information presents a summary of the operating results as if the NextGen and GTA acquisitions had been completed as of January 1, 2018 (in millions of dollars, except per share data):

	First Quarter
	2019	2018
Pro forma revenues	$1,382.6	$1,390.4
Pro forma net earnings	22.1	29.6
Pro forma basic earnings per share	0.56	0.76
Pro forma diluted earnings per share	0.56	0.75

Due to the date of the acquisitions, there were no adjustments for the first quarter 2019 pro forma results. For the first quarter of 2018, NextGen pro forma revenues and net earnings were $12.6 million and $0.1 million, respectively, and GTA pro forma revenues and net earnings were $7.9 million and $0.4 million, respectively.

The pro forma results for the first quarter 2018 reflect amortization of the intangible assets, applicable taxes and adjustments for the accounting for revenue under ASC 606, none of which had a material impact on the pro forma results. The unaudited pro forma information presented has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

4. Investment in Persol Holdings

The Company has a yen-denominated investment in the common stock of Persol Holdings, a leading integrated human resource company in Japan and the Company’s joint venture partner in PersolKelly Asia Pacific. As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). The Company adopted ASU 2016-01 and as a result, effective January 1, 2018, all changes in fair value on the investment are recognized in net earnings which previously were recorded in other comprehensive income (loss). A cumulative catch-up adjustment of the prior net unrealized gains previously recorded in other comprehensive income (loss), and in accumulated other comprehensive income (loss), a component of stockholders’ equity, was recorded in earnings invested in the business as of January 1, 2018 for $140.0 million, net of $69.9 million of taxes.

A gain on the investment of $13.2 million in the first quarter of 2019 and $23.7 million in the first quarter of 2018 was recorded in the gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

5.  Investment in PersolKelly Asia Pacific
The Company has a 49% ownership interest in PersolKelly Asia Pacific, a staffing solutions business operating in more than 10 countries in the Asia-Pacific region. The operating results of the Company’s interest in PersolKelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are reported in the equity in net earnings (loss) of affiliate in the consolidated statements of earnings. This investment is evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity investment, we will adjust the carrying amount of the investment to the current fair value.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $121.2 million as of first quarter-end 2019 and $121.3 million as of year-end 2018. The net amount due from PersolKelly Asia Pacific, a related party, was $12.4 million as of the first quarter-end 2019 and $10.2 million as of year-end 2018. Included in both balances is a loan made to PersolKelly Asia Pacific in 2018 for $7.0 million to fund working capital requirements as a result of their sustained revenue growth, which is included in other assets on the consolidated balance sheet. The amount included in trade accounts payable for staffing services provided by PersolKelly Asia Pacific as a supplier to CWO programs was $1.6 million as of first quarter-end 2019 and $0.2 million as of year-end 2018.
6.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis on the consolidated balance sheet as of first quarter-end 2019 and year-end 2018 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of First Quarter-End 2019
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.7	$4.7	$—	$—
Investment in Persol Holdings	147.2	147.2	—	—

Total assets at fair value	$151.9	$151.9	$—	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Year-End 2018
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.6	$4.6	$—	$—
Investment in Persol Holdings	135.1	135.1	—	—

Total assets at fair value	$139.7	$139.7	$—	$—
Money market funds as of first quarter-end 2019 and year-end 2018 represent investments in money market accounts, all of which are restricted as to use and included in other assets on the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.
The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.7 million as of the first quarter-end 2019 and $18.8 million at year-end 2018.

Equity Investment Without Readily Determinable Fair Value

The Company has a minority investment in Business Talent Group, LLC, which is included in other assets on the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The carrying amount of $5.0 million as of the first quarter-end 2019 and year-end 2018 represents the purchase price. There have been no adjustments to the carrying amount or impairments.

7. Restructuring
In the first quarter of 2019, the Company took restructuring actions to transform operations in order to drive growth and operational effectiveness primarily in the U.S. branch-based staffing operations.
Restructuring costs incurred in the first quarter of 2019 totaled $6.3 million, all of which is within the Americas Staffing segment. The restructuring costs, which are all severance related, were recorded in selling, general and administrative (“SG&A”) expenses in the consolidated statements of earnings.

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes, is detailed below (in millions of dollars).

Balance as of year-end 2018	$—
Additions charged to Americas Staffing	6.3
Reductions for cash payments	(0.2)
Balance as of first quarter-end 2019	$6.1
The remaining balance of $6.1 million as of first quarter-end 2019 represents severance costs, and the majority is expected to be paid by the end of 2019. No material adjustments are expected to be recorded.

8. Goodwill
The changes in the carrying amount of goodwill as of first quarter-end 2019 are included in the table below. See Acquisitions footnote for a description of the additions to goodwill in the first quarter of 2019.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	As of Year-End 2018	Additions to Goodwill	As of First Quarter-End 2019
	(In millions of dollars)
Americas Staffing	$44.8	$13.7	$58.5
Global Talent Solutions	62.5	6.8	69.3
	$107.3	$20.5	$127.8

9.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the first quarter 2019 and 2018 are included in the table below. Amounts in parentheses indicate debits. See Investment in Persol Holdings footnote for a description of the cumulative-effect adjustment from the adoption of ASU 2016-01.

	First Quarter
	2019	2018
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(15.7)	$(6.9)
Other comprehensive income (loss) before reclassifications	(1.5)	14.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	(1.5)	14.0
Ending balance	(17.2)	7.1

Unrealized gains and losses on investment:
Beginning balance	—	140.0
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	(140.0)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	—	(140.0)
Ending balance	—	—

Pension liability adjustments:
Beginning balance	(1.4)	(2.3)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	—	—
Ending balance	(1.4)	(2.3)

Total accumulated other comprehensive income (loss)	$(18.6)	$4.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

10.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the first quarter 2019 and 2018 follows (in millions of dollars except per share data):

	First Quarter
	2019	2018
Net earnings	$22.1	$29.1
Less: earnings allocated to participating securities	(0.2)	(0.4)
Net earnings available to common shareholders	$21.9	$28.7

Average shares outstanding (millions):
Basic	39.0	38.6
Dilutive share awards	0.1	0.3
Diluted	39.1	38.9

Basic earnings per share	$0.56	$0.74
Diluted earnings per share	$0.56	$0.74
Potentially dilutive shares outstanding are primarily related to performance shares for the first quarter 2019 and 2018.

Dividends paid per share for Class A and Class B common stock were $0.075 for the first quarter 2019 and 2018.

11.  Stock-Based Compensation
For the first quarter of 2019, the Company recognized stock compensation expense of $3.2 million, and related tax benefit of $0.4 million. For the first quarter of 2018, the Company recognized stock compensation expense of $2.5 million, and related tax benefit of $2.7 million.
Performance Shares
2019 Grant
During 2019, the Company granted performance awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance shares, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of two financial goals at the end of a three-year performance period. These awards will cliff vest after the approval by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.
The 2019 financial measure performance awards were granted with a market condition in the form of a relative Total Shareholder Return (“TSR”) modifier, which could impact the number of shares earned as determined at the end of the performance period. The number of shares earned based on financial measures’ results will be reduced, increased or remain the same based on the Company’s TSR relative to the S&P SmallCap 600 Index. The maximum number of performance shares that may be earned is 200% of the target shares originally granted and the TSR modifier will not increase payouts above the maximum.
The 2019 performance awards have an estimated fair value of $25.58 per share, which was determined using a Monte Carlo valuation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate.
2018 and 2017 Grants
For the 2018 and 2017 financial measure performance awards, the annual goals are set in February of each year, with the total award payout for 2018 grants based on a cumulative measure of the 2018, 2019 and 2020 goals and for 2017 grants based on a cumulative measure of the 2017, 2018 and 2019 goals. Accordingly, the Company remeasures the fair value of the 2018 and 2017 financial measure performance shares each reporting period until the third year goals are set, after which the grant date fair value will be fixed for the remaining performance period. As of first quarter-end 2019, the current fair value for the 2018

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

financial measure performance shares was $21.21 per share. During the first quarter 2019, the final year of goals was set for the performance shares granted in 2017 and the grant date fair value for the 2017 financial measure performance shares was set at $23.76 per share. The grant date fair value per share will remain fixed for the remaining performance period.

A summary of the status of all nonvested performance shares at target as of first quarter-end 2019 is presented as follows below (in thousands of shares except per share data). The majority of the vested shares below is related to the 2016 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2019.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2018	481	$23.58	173	$23.56
Granted	250	25.38	—	—
Vested	(185)	28.17	(55)	19.73
Forfeited	—	—	—	—
Nonvested at first quarter-end 2019	546	$24.22	118	$25.35
Restricted Stock
A summary of the status of nonvested restricted stock as of first quarter-end 2019 is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2018	356	$23.44
Granted	166	24.73
Vested	(95)	22.94
Forfeited	(24)	23.67
Nonvested at first quarter-end 2019	403	$24.08

12.  Other Expense, Net
Included in other expense, net for the first quarter 2019 and 2018 are the following:

	First Quarter
	2019	2018
	(In millions of dollars)
Interest income	$0.2	$0.2
Interest expense	(1.1)	(0.8)
Dividend income	—	—
Foreign exchange losses	(0.6)	(1.1)
Other	0.4	—

Other expense, net	$(1.1)	$(1.7)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

13. Income Taxes
Income tax expense was $6.4 million (a 22.2% effective tax rate) for the first quarter of 2019 and $6.4 million (an 18.8% effective tax rate) for the first quarter of 2018. The first quarter of 2018 tax expense includes favorable tax effects of stock compensation.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation, and changes in the fair value of the Company’s investment in Persol Holdings, which are treated as discrete since they cannot be estimated.

The work opportunity credit program is a temporary provision in the U.S. tax law and expires for employees hired after 2019. While the program has routinely been extended, it is uncertain whether it will again be extended. In the event the program is not renewed, we will continue to receive credits for qualified employees hired prior to 2020.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Sustained profitability by our United Kingdom subsidiaries makes release of their $14.7 million valuation allowance possible in the near term, while recent losses by our Germany subsidiaries makes recording a valuation allowance against their $3.8 million of deferred tax assets possible in the near term.

14. Leases

At the beginning of the first quarter of 2019, we adopted ASC 842, Leases, using an optional transition method which allowed us to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of earnings invested in the business in the period of adoption. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to adoption of the new standard. We also elected to combine lease and non-lease components, to keep leases with an initial term of 12 months or less off the consolidated balance sheet and recognize the associated lease payments in the consolidated statements of earnings on a straight-line basis over the lease term.

The company has operating leases for field offices and various equipment. Our leases have remaining lease terms of one year to 10 years. We determine if an arrangement is a lease at inception.

We recorded $74.1 million of right-of-use (“ROU”) assets within property and equipment, $19.8 million of current lease liabilities within accounts payable and accrued liabilities, and $54.3 million of non-current lease liabilities within other long-term liabilities in the consolidated balance sheet on the date of adoption. No adjustment to the beginning balance of earnings invested in the business was necessary as a result of adopting this standard.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have an implicit borrowing rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our leases may include options allowing us in our sole discretion to extend or terminate the lease, and when it is reasonably certain that we will exercise those options, we will include those periods in our lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The components of lease expense were as follows (in millions of dollars):

First Quarter
2019
Operating lease cost	$7.0
Short-term lease cost	0.7
Variable lease cost	1.8
Total lease cost	$9.5

Supplemental consolidated balance sheet information related to leases was as follows (in millions of dollars):

First Quarter
2019
Operating lease ROU assets	$69.5
Operating lease current liabilities	21.2
Operating lease non-current liabilities	50.6

Other information related to leases was as follows (in millions of dollars):

First Quarter
2019
Operating cash flows from operating leases	$6.9
ROU assets obtained in exchange for new operating lease liabilities	1.3
Weighted average remaining lease term (years)	4.1
Weighted average discount rate	5.9%

Maturities of operating lease liabilities as of first quarter-end 2019 were as follows (in millions of dollars):

2019, remaining	$19.2
2020	20.8
2021	16.4
2022	11.4
2023	6.1
2024	3.1
Thereafter	3.7
Total future lease payments	80.7
Less: Imputed interest	8.9
Total	$71.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Maturities of operating leases accounted for under ASC 840 as of year-end 2018 were as follows (in millions of dollars):

Fiscal year:
2019	$26.7
2020	20.4
2021	15.2
2022	9.8
2023	4.7
Later years	4.9

Total	$81.7

15.  Contingencies
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
We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At first quarter-end 2019 and year-end 2018, the gross accrual for litigation costs amounted to $11.6 million and $12.8 million, respectively.

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable loss limit and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At first quarter-end 2019 and year-end 2018, the related insurance recoveries amounted to $4.6 million and $6.1 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.2 million to $2.3 million as of first quarter-end 2019. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.
While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are also currently engaged in litigation with a customer over a disputed accounts receivable balance for services rendered, which is recorded as a long-term receivable in other assets on the consolidated balance sheet. While we believe the balance of approximately $10 million is collectible, there is a reasonably possible risk of an unfavorable outcome.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

16.  Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision-maker (the Company’s CEO) to determine resource allocation and assess performance. The Company’s three reportable segments, (1) Americas Staffing, (2) GTS and (3) International Staffing, reflect how the Company delivers services to customers and how its business is organized internally. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
Americas Staffing represents the Company’s branch-delivered staffing business in the U.S., Canada, Puerto Rico, Mexico and Brazil. International Staffing represents the EMEA region branch-delivered staffing business. Americas Staffing and International Staffing both deliver temporary staffing, as well as direct-hire placement services, in office-clerical, light industrial, and professional and technical specialties within their geographic regions. Americas Staffing also includes educational staffing in the U.S.
GTS combines the delivery structure of the Company’s outsourcing and consulting group and centrally delivered staffing business. It reflects the trend of customers towards the adoption of holistic talent solutions which combine contingent labor, full-time hiring and outsourced services. GTS includes centrally delivered staffing, RPO, CWO, BPO, PPO, KellyConnect, career transition/outplacement services and talent advisory services.
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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings before taxes and equity in net earnings (loss) of affiliate, for the first quarter 2019 and 2018. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	First Quarter
	2019	2018
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$626.5	$604.3
Global Talent Solutions	501.0	485.8
International Staffing	258.9	284.7

Less: Intersegment revenue	(3.8)	(4.9)

Consolidated Total	$1,382.6	$1,369.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2019	2018
	(In millions of dollars)
Earnings from Operations:

Americas Staffing gross profit	$117.2	$108.0
Americas Staffing SG&A expenses	(101.2)	(91.9)
Americas Staffing Earnings from Operations	16.0	16.1

Global Talent Solutions gross profit	100.4	91.8
Global Talent Solutions SG&A expenses	(74.7)	(75.8)
Global Talent Solutions Earnings from Operations	25.7	16.0

International Staffing gross profit	34.6	39.1
International Staffing SG&A expenses	(31.3)	(34.1)
International Staffing Earnings from Operations	3.3	5.0

Less: Intersegment gross profit	(0.6)	(0.7)
Less: Intersegment SG&A expenses	0.6	0.7
Net Intersegment Activity	—	—

Corporate	(28.2)	(25.1)
Consolidated Total	16.8	12.0
Gain on investment in Persol Holdings	13.2	23.7
Other expense, net	(1.1)	(1.7)

Earnings before taxes and equity in net earnings (loss) of affiliate	$28.9	$34.0

17.  New Accounting Pronouncements
Recently Adopted

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07 simplifying the accounting for nonemployee share-based payment awards by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We elected to early adopt ASU-2017-04 as of year-end 2018 and the adoption of this ASU did not have an impact on our goodwill impairment testing process or our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. An additional optional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption is allowed. We adopted this guidance with the optional transition method effective December 31, 2018. See Leases footnote for the impact on the consolidated financial statements.

Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

Our Business

Kelly Services is a recruiting, talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary, temporary-to-hire and direct-hire basis. We provide commercial and professional/technical staffing through our branch networks in our Americas Staffing and International Staffing segments and, in APAC, we provide staffing solutions to customers through PersolKelly Asia Pacific, our joint venture with Persol Holdings, a leading provider of HR solutions in Japan. For the U.S. education market, Kelly Educational Staffing (“KES”) is the leading provider of substitute teachers to more than 7,000 schools nationwide.

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

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. but was 58 days on a global basis as of the 2019 first quarter end, 55 days as of the 2018 year end and 57 days as of the 2018 first quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

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

In 2018 we also became a more focused company. We sold our healthcare and legal specialty operations, which allows us to place a greater focus on our commercial, education, engineering and science specialties. In education, we successfully integrated our 2017 acquisition of Teachers On Call (“TOC”). In engineering, we identified two companies that will immediately expand our engineering portfolio: on January 2, 2019, we acquired Global Technology Associates, LLC (“GTA”) and NextGen Global Resources LLC (“NextGen”), leaders in the growing 5G telecoms market. These position Kelly as one of the leading engineering workforce solutions companies in this fast-growing technology space. Both companies provide services to the largest carriers and OEMs in the telecommunications industry.

Other investments in 2018 included our ongoing commitment to embracing the future of work, as the Kelly Innovation Fund participated in the seed fundraising round for Kenzie Academy, a U.S. tech apprenticeship program that develops modern tech workers. To strengthen our position in the portion of the workforce that participate as independent contractors, we made a minority equity investment in Business Talent Group (“BTG”), a U.S.-based marketplace that connects highly skilled independent talent to some of the world’s largest businesses.

We also made investments in technology during 2018, particularly that which supports greater efficiency in finding talent to answer customer needs. We are making substantial investments in our front and middle office platforms, which, when deployed, will streamline the processes and workflows associated with recruiting, onboarding and reassigning workers. These investments will create the platform from which we can deploy operational improvements that will enhance the experience of the hundreds of thousands of job seekers who interact and work with Kelly each year.

In the first quarter of 2019, we completed our review of our commercial staffing operations delivered by our U.S. branch network and reorganized our operations to improve geographic coverage and operational efficiency. The new structure will allow us to refine our focus on specialties within the commercial staffing portfolio, including light industrial, electronic assembly, office professionals and contact center staffing. We recorded a $6.3 million restructuring charge as a result of these actions.

Kelly continues to focus on accelerating the execution of our strategic plan and making the necessary investments and adjustments to advance that strategy. Our objective is to become an even more competitive, consultative and profitable company, and we are reshaping our business to make that goal a reality. We will measure our progress against both revenue and gross profit growth, as well as earnings and conversion rate. We expect:

•	To grow higher-margin specialty and outsourced solutions, creating a more balanced portfolio that yields benefits from improved mix;

•	To integrate our investments in specialty solutions with significant growth opportunities, such as our acquisitions of GTA and NextGen;

•	To deliver structural improvements in costs through investments in technology and process automation; and

•	Our conversion rate to continue to improve.

Financial Measures
The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2019 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2018. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative (“SG&A”) expenses within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.
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

Results of Operations
Total Company - First Quarter
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$1,382.6	$1,369.9	0.9%		2.9%
Gross profit	251.6	238.2	5.6		7.4
SG&A expenses excluding restructuring charges	228.5	226.2	1.0		2.6
Restructuring charges	6.3	—	NM		NM
Total SG&A expenses	234.8	226.2	3.8		5.4
Earnings from operations	16.8	12.0	40.0
Earnings from operations excluding restructuring charges	23.1	12.0	92.5
Diluted earnings per share	0.56	0.74	(24.3)

Permanent placement income (included in revenue from services)	15.9	16.6	(3.9)		0.1
Gross profit rate	18.2%	17.4%	0.8	pts.
Conversion rate	6.7	5.0	1.7
Conversion rate excluding restructuring charges	9.2	5.0	4.2
Return on sales	1.2	0.9	0.3
Return on sales excluding restructuring charges	1.7	0.9	0.8

Total Company revenue from services for the first quarter of 2019 was up 0.9% in comparison to the prior year and up 2.9% on a CC basis, reflecting the strengthening of the U.S. dollar against several currencies, primarily the Euro. As noted in the following discussions, revenue increased in Americas Staffing and GTS, and decreased in International Staffing.
The gross profit rate increased by 80 basis points from the prior year. As noted in the following discussions, increases in the gross profit rate in Americas Staffing and GTS were partially offset by a decrease in the International Staffing gross profit rate.
Total SG&A expenses increased 3.8% on a reported basis (5.4% on a CC basis). Included in SG&A expenses for the first quarter of 2019 are restructuring charges of $6.3 million, related primarily to the U.S. branch-based staffing operations. The increase was also due to SG&A expenses from the NextGen and GTA acquisitions.
Diluted earnings per share for the first quarter of 2019 was $0.56, as compared to diluted earnings per share of $0.74 for the first quarter of 2018. Included in 2019 first quarter diluted earnings per share is approximately $0.23 per share related to the gain on the investment in Persol Holdings, net of tax and approximately $0.12 per share related to restructuring charges, net of tax. Included in 2018 first quarter diluted earnings per share is approximately $0.42 per share related to the gain on the investment in Persol Holdings, net of tax.

Americas Staffing - First Quarter
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$626.5	$604.3	3.7%		4.1%
Gross profit	117.2	108.0	8.5		8.9
SG&A expenses excluding restructuring charges	94.9	91.9	3.2		3.6
Restructuring charges	6.3	—	NM		NM
Total SG&A expenses	101.2	91.9	10.1		10.5
Earnings from operations	16.0	16.1	(0.2)
Earnings from operations excluding restructuring charges	22.3	16.1	39.1

Gross profit rate	18.7%	17.9%	0.8	pts.
Conversion rate	13.7	14.9	(1.2)
Conversion rate excluding restructuring charges	19.1	14.9	4.2
Return on sales	2.6	2.7	(0.1)
Return on sales excluding restructuring charges	3.6	2.7	0.9

The change in Americas Staffing revenue from services reflects the impact of the January 2019 acquisition of NextGen, combined with a 4% increase in average bill rates, partially offset by a 4% decrease in hours volume. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 45% of total Company revenue in the first quarter of 2019 and 44% in the first quarter of 2018.
From a product perspective, the increase in revenue reflects an increase in professional/technical, including engineering (due primarily to the NextGen acquisition) and science products, combined with an increase in educational staffing. These increases were partially offset by decreases in our commercial office services volume.
The Americas Staffing gross profit rate increased in comparison to the prior year. The gross profit rate was positively impacted by the addition of NextGen, lower payroll taxes and higher permanent placement income. Permanent placement income, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.
Total SG&A expenses increased 10.1% from the prior year. Included in total SG&A expenses for the first quarter of 2019 are restructuring charges of $6.3 million, representing severance costs primarily related to U.S. branch-based staffing operations. The remaining increase in total SG&A expenses was primarily due to the addition of NextGen SG&A expenses during the first quarter of 2019.

GTS - First Quarter
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$501.0	$485.8	3.2%		3.6%
Gross profit	100.4	91.8	9.4		10.3
Total SG&A expenses	74.7	75.8	(1.5)		(0.5)
Earnings from operations	25.7	16.0	60.7

Gross profit rate	20.0%	18.9%	1.1	pts.
Conversion rate	25.7	17.5	8.2
Return on sales	5.1	3.3	1.8

Revenue from services increased 3.2% compared to last year, due primarily to the increase in revenue from the GTA acquisition, combined with program expansion in our BPO and KellyConnect products. These increases partially offset the lower demand from a number of customers in centrally delivered staffing. GTS revenue represented 36% of total Company revenue in the first quarter of both 2019 and 2018.
The increase in the GTS gross profit rate was due to improving product mix coupled with lower employee-related costs.
Total SG&A expenses decreased 1.5% from the prior year, due to lower performance-based compensation, along with effective cost management as we continue to align our resources and spending levels with volumes and gross profit in our products. These decreases were partially offset by an increase in the SG&A expenses related to the acquisition of GTA during the first quarter of 2019.

International Staffing - First Quarter
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$258.9	$284.7	(9.1)%		(1.5)%
Gross profit	34.6	39.1	(11.6)		(4.2)
Total SG&A expenses	31.3	34.1	(8.3)		(1.0)
Earnings from operations	3.3	5.0	(33.9)

Gross profit rate	13.3%	13.7%	(0.4)	pts.
Conversion rate	9.5	12.7	(3.2)
Return on sales	1.3	1.7	(0.4)

The change in International Staffing revenue from services reflects a 7% decrease in hours volume, combined with a 2% decrease in average bill rates (a 6% increase on a CC basis). The decrease in hours volume was mainly due to declines in Western Europe, and the decrease in average bill rates was due to the effect of currency exchange rates. The increase in average bill rates on a CC basis was due to lower hours volume in Portugal, a country with lower average bill rates. International Staffing represented 19% of total Company revenue in the first quarter of 2019 and 21% in the first quarter of 2018.
The International Staffing gross profit rate decreased primarily due to unfavorable customer mix and lower permanent placement income.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $35.8 million at the end of the first quarter of 2019 and $40.1 million at year-end 2018. As further described below, we generated $21.2 million of cash from operating activities, used $90.3 million of cash for investing activities and generated $66.7 million of cash from financing activities.
Operating Activities
In the first three months of 2019, we generated $21.2 million of net cash from operating activities, as compared to using $4.1 million in the first three months of 2018. Other than recurring working capital changes, this change was primarily driven by a decrease in incentive-related payments.
Trade accounts receivable totaled $1.3 billion at the end of the first quarter of 2019. Global DSO was 58 days at the end of the first quarter of 2019 and 57 days at the end of the first quarter of 2018.
Our working capital position (total current assets less total current liabilities) was $426.8 million at the end of the first quarter of 2019, a decrease of $76.2 million from year-end 2018. The current ratio (total current assets divided by total current liabilities) was 1.4 at the end of the first quarter of 2019 and 1.6 at year-end 2018. Both ratios were impacted by our acquisitions described within investing activities.
Investing Activities
In the first three months of 2019, we used $90.3 million of cash for investing activities, as compared to using $4.9 million in the first three months of 2018. The year-over-year increase in cash used for investing activities was primarily due to $50.8 million for the acquisition of NextGen in January 2019, net of the cash received, and $35.6 million for the acquisition of GTA in January 2019, net of the cash received.
Financing Activities
In the first three months of 2019, we generated $66.7 million of cash from financing activities, as compared to generating $14.1 million in the first three months of 2018. The change in cash used in financing activities was primarily related to short-term borrowing activities to fund our acquisition activities. Debt totaled $74.2 million at the end of the first quarter of 2019 and was $2.2 million at year-end 2018. Debt-to-total capital (total debt reported on the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 5.9% at the end of the first quarter of 2019 and 0.2% at year-end 2018.
The change in short-term borrowings in the first three months of 2019 was primarily due to borrowings on our securitization facility. The change in short-term borrowings in the first three months of 2018 was primarily due to borrowings on our revolving credit facility.
We made dividend payments of $3.0 million in the first three months of 2019 and $2.9 million in the first three months of 2018.

New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
Contractual Obligations and Commercial Commitments
There are no material changes in our obligations and commitments to make future payments from those included in the Company’s Annual Report on Form 10-K filed February 14, 2019. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. We are reviewing our real estate portfolio in the U.S. and other potential sources of liquidity, such as the CICE wage subsidy receivable in France, in an effort to potentially monetize such sources. Additional funding sources could include public or private bonds, asset-based lending, additional bank facilities, issuance of equity or other sources.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2019 first quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the end of the first quarter of 2019, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $75.7 million of available capacity on our $200.0 million securitization facility. The securitization facility carried $71.6 million of short-term borrowings and $52.7 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the end of the first quarter of 2019, we met the debt covenants related to our revolving credit facility and securitization facility.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2019 first quarter earnings.
We are exposed to market and currency risks on our investment in Persol Holdings, which may be material. The investment is stated at fair value and is marked to market through net earnings. Foreign currency fluctuations on this yen-denominated investment are reflected as a component of other comprehensive income (loss). See Fair Value Measurements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

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
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company is continuously engaged in litigation, threatened ligation, or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability or violations of privacy rights or anti-competition regulations, which could result in a material adverse outcome. There are matters that were stayed pending a decision from the United States Supreme Court in the matter of Epic Systems Corp. v. Lewis, regarding the enforceability of class action waivers in favor of arbitration. On May 21, 2018, the Court determined that class action waivers in employment contracts are enforceable.  As a result of the ruling, most lower courts have been enforcing our arbitration agreements and class action waivers, and staying class actions matters pending the results of the individual arbitration proceedings.

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet.

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable loss limit and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet.

While the outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are also currently engaged in litigation with a customer over a disputed accounts receivable balance for services rendered, which is recorded as a long-term receivable in other assets on the consolidated balance sheet. While we believe the balance is collectible, there is a reasonably possible risk of an unfavorable outcome.

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

Item 1A.  Risk Factors.
There have been no material changes in the Company’s risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report filed on Form 10-K for year ended December 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2019, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
December 31, 2018 through February 3, 2019	1,080	$21.52	—	$—

February 4, 2019 through March 3, 2019	90,147	24.66	—	$—

March 4, 2019 through March 31, 2019	694	21.94	—	$—

Total	91,921	$24.60	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 91,921 shares were reacquired in transactions during the quarter.

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

KELLY SERVICES, INC.

Date: May 9, 2019

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2019

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
3.2	Kelly Services, Inc. Amended and Restated Bylaws (Reference is made to Exhibit 3.1 to the Form 8-K/A filed with the Commission on April 17, 2019, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document