Form 10-Q
period 2019-09-29
KELLY SERVICES INC
filed 2019-11-06
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
OR
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
Yes ☐ No ☒
At October 28, 2019, 35,683,604 shares of Class A and 3,428,863 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue from services	$1,267.7	$1,342.4	$4,017.8	$4,099.2

Cost of services	1,040.0	1,103.3	3,294.5	3,381.4

Gross profit	227.7	239.1	723.3	717.8

Selling, general and administrative expenses	210.6	217.2	666.9	663.5

Gain on sale of assets	—	—	12.3	—

Earnings from operations	17.1	21.9	68.7	54.3

Gain (loss) on investment in Persol Holdings	(39.3)	15.8	35.1	(13.0)

Other income (expense), net	(0.2)	(0.7)	(1.1)	(1.8)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(22.4)	37.0	102.7	39.5

Income tax expense (benefit)	(12.8)	5.9	6.3	(3.3)

Net earnings (loss) before equity in net earnings (loss) of affiliate	(9.6)	31.1	96.4	42.8

Equity in net earnings (loss) of affiliate	(0.9)	2.0	(1.0)	4.0

Net earnings (loss)	$(10.5)	$33.1	$95.4	$46.8

Basic earnings (loss) per share	$(0.27)	$0.84	$2.42	$1.20
Diluted earnings (loss) per share	$(0.27)	$0.84	$2.41	$1.19

Average shares outstanding (millions):
Basic	39.1	38.8	39.0	38.7
Diluted	39.1	38.9	39.2	38.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net earnings (loss)	$(10.5)	$33.1	$95.4	$46.8

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.2, $0.9, $0.1 and $0.3, respectively	(6.2)	(7.0)	(0.8)	(7.8)
Less: Reclassification adjustments included in net earnings	—	—	—	—
Foreign currency translation adjustments	(6.2)	(7.0)	(0.8)	(7.8)

Other comprehensive income (loss)	(6.2)	(7.0)	(0.8)	(7.8)

Comprehensive income (loss)	$(16.7)	$26.1	$94.6	$39.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 29, 2019	December 30, 2018
Assets
Current Assets
Cash and equivalents	$22.8	$35.3
Trade accounts receivable, less allowances of $12.2 and $13.2, respectively	1,262.3	1,293.3
Prepaid expenses and other current assets	80.7	71.9
Total current assets	1,365.8	1,400.5

Noncurrent Assets
Property and equipment:
Property and equipment	297.3	294.7
Accumulated depreciation	(214.6)	(208.4)
Net property and equipment	82.7	86.3
Operating lease right-of-use assets	62.2	—
Deferred taxes	221.0	198.7
Goodwill	127.8	107.3
Investment in Persol Holdings	174.9	135.1
Investment in equity affiliate	120.4	121.3
Other assets	321.5	265.2
Total noncurrent assets	1,110.5	913.9

Total Assets	$2,476.3	$2,314.4
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 29, 2019	December 30, 2018
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$17.5	$2.2
Accounts payable and accrued liabilities	484.6	540.6
Operating lease liabilities	19.8	—
Accrued payroll and related taxes	285.3	266.0
Accrued workers’ compensation and other claims	25.1	26.0
Income and other taxes	67.7	62.7
Total current liabilities	900.0	897.5

Noncurrent Liabilities
Operating lease liabilities	45.3	—
Accrued workers’ compensation and other claims	48.7	50.5
Accrued retirement benefits	179.0	162.9
Other long-term liabilities	55.5	44.0
Total noncurrent liabilities	328.5	257.4

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 36.6 shares issued at 2019 and 2018	36.6	36.6
Class B common stock, 10.0 shares authorized; 3.5 shares issued at 2019 and 2018	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.0 shares at 2019 and 1.2 shares at 2018	(20.7)	(25.4)
Class B common stock	(0.6)	(0.6)
Paid-in capital	22.3	24.4
Earnings invested in the business	1,224.6	1,138.1
Accumulated other comprehensive income (loss)	(17.9)	(17.1)
Total stockholders’ equity	1,247.8	1,159.5

Total Liabilities and Stockholders’ Equity	$2,476.3	$2,314.4
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(20.9)	(26.8)	(25.4)	(34.6)
Net issuance of stock awards	0.2	0.1	4.7	7.9
Balance at end of period	(20.7)	(26.7)	(20.7)	(26.7)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	23.2	23.4	24.4	32.2
Net issuance of stock awards	(0.9)	1.6	(2.1)	(7.2)
Balance at end of period	22.3	25.0	22.3	25.0

Earnings Invested in the Business
Balance at beginning of period	1,238.1	1,134.8	1,138.1	983.6
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	—	140.0
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue	—	—	—	3.4
Net earnings (loss)	(10.5)	33.1	95.4	46.8
Dividends	(3.0)	(2.9)	(8.9)	(8.8)
Balance at end of period	1,224.6	1,165.0	1,224.6	1,165.0

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(11.7)	(10.0)	(17.1)	130.8
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	—	(140.0)
Other comprehensive income (loss), net of tax	(6.2)	(7.0)	(0.8)	(7.8)
Balance at end of period	(17.9)	(17.0)	(17.9)	(17.0)

Stockholders’ Equity at end of period	$1,247.8	$1,185.8	$1,247.8	$1,185.8
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net earnings	$95.4	$46.8
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	23.8	19.5
Operating lease asset amortization	16.9	—
Provision for bad debts	3.2	1.3
Stock-based compensation	4.7	6.7
(Gain) loss on investment in Persol Holdings	(35.1)	13.0
(Gain) loss on sale of assets	(12.3)	—
Equity in net (earnings) loss of PersolKelly Asia Pacific	1.0	(4.0)
Other, net	(1.0)	(1.0)
Changes in operating assets and liabilities, net of acquisitions	(22.4)	(49.0)

Net cash from operating activities	74.2	33.3

Cash flows from investing activities:
Capital expenditures	(13.8)	(17.9)
Acquisition of companies, net of cash received	(86.4)	—
Investment in equity securities	(1.0)	(5.0)
Loans to equity affiliate	(4.4)	(2.9)
Proceeds from sale of assets	13.8	—
Proceeds from company-owned life insurance	3.0	—
Other investing activities	—	(0.8)

Net cash used in investing activities	(88.8)	(26.6)

Cash flows from financing activities:
Net change in short-term borrowings	15.2	(1.9)
Financing lease payments	(0.4)	—
Dividend payments	(8.9)	(8.8)
Payments of tax withholding for stock awards	(2.3)	(6.3)

Net cash from (used in) financing activities	3.6	(17.0)

Effect of exchange rates on cash, cash equivalents and restricted cash	(0.5)	(0.7)

Net change in cash, cash equivalents and restricted cash	(11.5)	(11.0)
Cash, cash equivalents and restricted cash at beginning of period	40.1	36.9

Cash, cash equivalents and restricted cash at end of period (1)	$28.6	$25.9

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	39 Weeks Ended
	September 29, 2019	September 30, 2018
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$22.8	$20.8
Restricted cash included in prepaid expenses and other current assets	0.8	0.5
Noncurrent assets:
Restricted cash included in other assets	5.0	4.6
Cash, cash equivalents and restricted cash at end of period	$28.6	$25.9
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2019 (the 2018 consolidated financial statements). The Company’s third fiscal quarter ended on September 29, 2019 (2019) and September 30, 2018 (2018), each of which contained 13 weeks. The corresponding September year to date periods for 2019 and 2018 each contained 39 weeks.

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

Staffing Solutions Revenue
Staffing solutions can be branch-delivered (Americas and EMEA regions) or centrally delivered (within Global Talent Solutions “GTS”). Our Americas Staffing segment is organized to deliver services in a number of specialty staffing solutions, which are summarized as: commercial, specialized professional/technical “PT” and educational staffing.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following table presents our segment revenues disaggregated by service type (in millions):

	Third Quarter		September Year to Date
	2019	2018	2019	2018
Branch-Delivered Staffing
Americas Staffing
Staffing Solutions
Commercial	$366.8	$424.3	$1,143.4	$1,237.2
Educational Staffing	57.5	57.7	314.5	297.8
Professional/Technical	83.2	68.8	256.0	206.3
Permanent Placement	8.5	11.0	26.2	28.8
Total Americas Staffing	516.0	561.8	1,740.1	1,770.1

International Staffing
Staffing Solutions	246.8	270.4	760.7	826.4
Permanent Placement	6.1	6.8	19.2	22.1
Total International Staffing	252.9	277.2	779.9	848.5

Global Talent Solutions
Talent Fulfillment
Staffing Solutions	251.2	279.0	765.0	851.5
Permanent Placement	0.5	0.6	1.3	1.4
Talent Solutions	91.2	94.0	274.2	267.9
Total Talent Fulfillment	342.9	373.6	1,040.5	1,120.8

Outcome-Based Services	159.6	134.0	468.9	373.3
Total Global Talent Solutions	502.5	507.6	1,509.4	1,494.1

Total Intersegment	(3.7)	(4.2)	(11.6)	(13.5)

Total Revenue from Services	$1,267.7	$1,342.4	$4,017.8	$4,099.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Our operations are subject to different economic and regulatory environments depending on geographic location. Our GTS segment operates in the Americas, EMEA and APAC regions. In the third quarter of 2019 and 2018, GTS made up $485.0 million and $490.4 million in total Americas, respectively, $10.0 million and $11.0 million in total EMEA, respectively, and the entire balance in APAC. For September year to date in 2019 and 2018, GTS made up $1,457.8 million and $1,442.9 million in total Americas, respectively, $32.0 million and $34.3 million in total EMEA, respectively, and the entire balance in APAC.

The below table presents our revenues disaggregated by geography (in millions):

	Third Quarter		September Year to Date
	2019	2018	2019	2018
Americas
United States	$903.2	$942.5	$2,913.4	$2,898.4
Canada	34.6	37.0	100.8	107.6
Mexico	32.4	32.3	89.6	92.7
Puerto Rico	18.8	28.2	57.6	74.2
Brazil	8.4	8.1	25.1	26.6
Total Americas	997.4	1,048.1	3,186.5	3,199.5

EMEA
France	59.7	68.8	188.6	212.7
Switzerland	50.6	53.8	150.0	156.3
Portugal	44.0	48.2	135.5	150.5
Russia	29.9	24.0	84.1	75.7
United Kingdom	24.9	28.1	81.6	85.6
Italy	18.5	18.3	59.8	58.1
Germany	11.5	13.8	32.5	45.0
Ireland	7.1	11.3	28.1	34.3
Other	16.6	21.8	51.5	64.6
Total EMEA	262.8	288.1	811.7	882.8

Total APAC	7.5	6.2	19.6	16.9

Total Kelly Services, Inc.	$1,267.7	$1,342.4	$4,017.8	$4,099.2

Deferred Costs

Deferred sales commissions are paid at initial contract inception and upon contract renewal by our sales team. Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $1.6 million as of third quarter-end 2019 and $2.3 million as of year-end 2018. Amortization expense for the deferred costs for the third quarter and September year to date 2019 was $0.4 million and $1.3 million, respectively. Amortization expense for the deferred costs for the third quarter and September year to date 2018 was $0.4 million and $1.2 million, respectively.

Deferred fulfillment costs are incurred after obtaining a contract in order to generate a resource that will be used to provide our services. Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $3.6 million as of third quarter-end 2019 and $3.0 million as of year-end 2018. Amortization expense for the deferred costs for the third quarter and September year to date 2019 was $3.8 million and $10.3 million, respectively. Amortization expense for the deferred costs for the third quarter and September year to date 2018 was $4.1 million and $8.7 million, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

3.  Acquisitions
In the first quarter of 2019, the Company acquired NextGen Global Resources LLC (“NextGen”) and Global Technology Associates, LLC (“GTA”), as detailed below. We have accounted for these acquisitions under Accounting Standards Update (“ASU”) 2017-01, Business Combinations.
NextGen Global Resources

On January 2, 2019, the Company acquired 100% of the membership interests of NextGen, a leading provider of telecommunications staffing solutions, for a purchase price of $51.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by NextGen at the closing date and estimated working capital adjustments resulting in the Company paying cash of $54.3 million. Due to the limited amount of time that has passed since acquiring NextGen, the purchase price allocation for this acquisition is preliminary and could change.

This acquisition will increase our presence and market share in the telecommunications industry within the engineering staffing solutions market. NextGen’s results of operations are included in the Americas Staffing segment for the 2019 third quarter and September year-to-date periods.

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

This acquisition will increase our presence and market share in the telecommunications industry within the engineering outcome-based solutions market. GTA’s results of operations are included in the GTS segment for the 2019 third quarter and September year-to-date periods.

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

Pro Forma Information

Our consolidated revenues and net earnings for the third quarter 2019 included $20.0 million and $1.3 million, respectively, from NextGen and $15.8 million and $0.9 million, respectively, from GTA. Our consolidated revenues and net earnings for September year to date 2019 included $62.9 million and $3.7 million, respectively, from NextGen and $48.2 million and $3.4 million, respectively, from GTA. The following unaudited pro forma information presents a summary of the operating results as if the NextGen and GTA acquisitions had been completed as of January 1, 2018 (in millions of dollars, except per share data):

	Third Quarter		September Year to Date
	2019	2018	2019	2018
Pro forma revenues	$1,267.7	$1,373.6	$4,017.8	$4,174.9
Pro forma net earnings (loss)	(10.5)	35.6	95.4	50.6
Pro forma basic earnings (loss) per share	(0.27)	0.91	2.42	1.29
Pro forma diluted earnings (loss) per share	(0.27)	0.90	2.41	1.29

Due to the date of the acquisitions, there were no adjustments for the third quarter and September year to date 2019 pro forma results. For the third quarter of 2018, NextGen pro forma revenues and net earnings were $19.3 million and $1.4 million, respectively, and GTA pro forma revenues and net earnings were $11.9 million and $1.1 million, respectively. For September year to date 2018, NextGen pro forma revenues and net earnings were $47.5 million and $2.0 million, respectively, and GTA pro forma revenues and net earnings were $28.2 million and $1.8 million, respectively.

The pro forma results for the third quarter and September year to date 2018 reflect amortization of the intangible assets, applicable taxes and adjustments for the accounting for revenue under ASC 606, none of which had a material impact on the pro forma results. The unaudited pro forma information presented has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

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

For the third quarter and September year to date 2019, a loss on the investment of $39.3 million and a gain on the investment of $35.1 million, respectively, were recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings. For the third quarter and September year to date 2018, a gain on the investment of $15.8 million and a loss on the investment of $13.0 million, respectively, was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

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
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $120.4 million as of third quarter-end 2019 and $121.3 million as of year-end 2018. The net amount due from PersolKelly Asia Pacific, a related party, was $10.3 million as of the third quarter-end 2019 and $10.2 million as of year-end 2018. The Company made loans, proportionate to its 49% ownership, to PersolKelly Asia Pacific for $7.0 million in 2018 and an additional $4.4 million in the third quarter of 2019 to fund working capital requirements as a result of their sustained revenue growth. The loans, which are outstanding as of third quarter-end 2019, are included in other assets in the consolidated balance sheet and included in the net amounts due from PersolKelly Asia Pacific. The amount included in trade accounts payable for staffing services provided by PersolKelly Asia Pacific as a supplier to the Company’s CWO programs was $0.5 million as of third quarter-end 2019 and $0.2 million as of year-end 2018.
6.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis in the consolidated balance sheet as of third quarter-end 2019 and year-end 2018 by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis As of Third Quarter-End 2019
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.9	$4.9	$—	$—
Investment in Persol Holdings	174.9	174.9	—	—

Total assets at fair value	$179.8	$179.8	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2018
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.6	$4.6	$—	$—
Investment in Persol Holdings	135.1	135.1	—	—

Total assets at fair value	$139.7	$139.7	$—	$—

Money market funds as of third quarter-end 2019 and year-end 2018 represent investments in money market accounts, all of which are restricted as to use and included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.
The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $19.2 million as of the third quarter-end 2019 and $18.8 million at year-end 2018.

Equity Investment Without Readily Determinable Fair Value

The Company has a minority investment in Business Talent Group, LLC, which is included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The carrying amount of $5.0 million as of the third quarter-end 2019 and year-end 2018 represents the purchase price. There have been no observable price changes to the carrying amount or impairments.

During second quarter of 2019, the Company made an additional $1.0 million minority investment in Kenzie Academy Inc., which is included in other assets in the consolidated balance sheet. This investment is also measured using the measurement alternative for equity investments without a readily determinable fair value as described above. As of the third quarter-end 2019, the investment totaled $1.3 million, representing total cost plus observable price changes to date.

7. Restructuring
In the first quarter of 2019, the Company took restructuring actions to transform operations in order to drive growth and operational effectiveness primarily in the U.S. branch-based staffing operations.
Restructuring costs incurred in 2019 totaled $5.6 million, all of which is within the Americas Staffing segment. The restructuring costs, which are all severance related, were recorded in selling, general and administrative (“SG&A”) expenses in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes, is detailed below (in millions of dollars).

Balance as of year-end 2018	$—
Additions charged to Americas Staffing	6.3
Reductions for cash payments	(0.2)
Balance as of first quarter-end 2019	6.1
Reductions for cash payments	(3.1)
Accrual adjustments	(0.6)
Balance as of second quarter-end 2019	2.4
Reductions for cash payments	(1.4)
Accrual adjustments	(0.1)
Balance as of third quarter-end 2019	$0.9

The remaining balance of $0.9 million as of third quarter-end 2019 represents severance costs, and the majority is expected to be paid by the end of 2019. No material adjustments are expected to be recorded.

8. Goodwill
The changes in the carrying amount of goodwill as of third quarter-end 2019 are included in the table below. See Acquisitions footnote for a description of the additions to goodwill in the first quarter of 2019.

	As of Year-End 2018	Additions to Goodwill	As of Third Quarter-End 2019
	(In millions of dollars)
Americas Staffing	$44.8	$13.7	$58.5
Global Talent Solutions	62.5	6.8	69.3
	$107.3	$20.5	$127.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

9.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the third quarter and September year to date 2019 and 2018 are included in the table below. Amounts in parentheses indicate debits. See Investment in Persol Holdings footnote for a description of the cumulative-effect adjustment from the adoption of ASU 2016-01.

	Third Quarter		September Year to Date
	2019	2018	2019	2018
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(10.3)	$(7.7)	$(15.7)	$(6.9)
Other comprehensive income (loss) before reclassifications	(6.2)	(7.0)	(0.8)	(7.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	(6.2)	(7.0)	(0.8)	(7.8)
Ending balance	(16.5)	(14.7)	(16.5)	(14.7)

Unrealized gains and losses on investment:
Beginning balance	—	—	—	140.0
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	—	(140.0)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	(140.0)
Ending balance	—	—	—	—

Pension liability adjustments:
Beginning balance	(1.4)	(2.3)	(1.4)	(2.3)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(1.4)	(2.3)	(1.4)	(2.3)

Total accumulated other comprehensive income (loss)	$(17.9)	$(17.0)	$(17.9)	$(17.0)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

10.  Earnings Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the third quarter and September year to date 2019 and 2018 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2019	2018	2019	2018
Net earnings (loss)	$(10.5)	$33.1	$95.4	$46.8
Less: earnings allocated to participating securities	—	(0.4)	(1.0)	(0.5)
Net earnings (loss) available to common shareholders	$(10.5)	$32.7	$94.4	$46.3

Average shares outstanding (millions):
Basic	39.1	38.8	39.0	38.7
Dilutive share awards	—	0.1	0.2	0.1
Diluted	39.1	38.9	39.2	38.8

Basic earnings (loss) per share	$(0.27)	$0.84	$2.42	$1.20
Diluted earnings (loss) per share	$(0.27)	$0.84	$2.41	$1.19

Potentially dilutive shares outstanding are primarily related to performance shares for the third quarter and September year to date 2019 and 2018.

Dividends paid per share for Class A and Class B common stock were $0.075 for the third quarter 2019 and 2018 and $0.225 for September year to date 2019 and 2018.

11.  Stock-Based Compensation
For the third quarter of 2019, the Company recognized stock compensation benefit of $0.5 million, and related tax benefit of $0.4 million. For the third quarter of 2018, the Company recognized stock compensation expense of $2.0 million, and related tax benefit of $0.8 million. For September year to date 2019, the Company recognized stock compensation expense of $4.7 million, and related tax benefit of $1.1 million. For September year to date 2018, the Company recognized stock compensation expense of $6.7 million, and related tax benefit of $4.0 million.
Performance Shares
2019 Grant
During 2019, the Company granted performance awards associated with the Company’s Class A common stock to certain senior officers. The payment of these performance shares (“financial measure performance awards”), which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of two financial goals at the end of a three-year performance period. These awards will cliff vest after the approval by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.
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
The 2019 financial measure performance awards have an estimated fair value of $25.58 per share, which was determined using a Monte Carlo valuation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The 2019 grant also included single financial measure performance shares, which have one financial goal with a one-year performance period. These awards vest over four years and earn dividends, which are not paid until the awards vest. The single financial measure performance shares have a weighted average grant date fair value of $24.61.
2018 and 2017 Grants
For the 2018 and 2017 financial measure performance awards, the annual goals are set in February of each year, with the total award payout for 2018 grants based on a cumulative measure of the 2018, 2019 and 2020 goals and for 2017 grants based on a cumulative measure of the 2017, 2018 and 2019 goals. Accordingly, the Company remeasures the fair value of the 2018 and 2017 financial measure performance shares each reporting period until the third year goals are set, after which the grant date fair value will be fixed for the remaining performance period. As of third quarter-end 2019, the current fair value for the 2018 financial measure performance shares was $23.29 per share. During the first quarter 2019, the final year of goals was set for the performance shares granted in 2017 and the grant date fair value for the 2017 financial measure performance shares was set at $23.76 per share. The grant date fair value per share will remain fixed for the remaining performance period.

A summary of the status of all nonvested performance shares at target as of third quarter-end 2019 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The majority of the vested shares below is related to the 2016 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2019.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2018	481	$23.58	173	$23.56
Granted	250	25.38	—	—
Vested	(188)	28.05	(55)	19.73
Forfeited	—	—	—	—
Nonvested at third quarter-end 2019	543	$24.66	118	$25.35

Restricted Stock
A summary of the status of nonvested restricted stock as of third quarter-end 2019 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2018	356	$23.44
Granted	183	24.79
Vested	(109)	22.61
Forfeited	(38)	23.80
Nonvested at third quarter-end 2019	392	$24.27

12. Sale of Assets

During the second quarter of 2019, the Company sold unused land located near the Company headquarters.  The gain on the sale of assets in the consolidated statements of earnings for the second quarter and June year to date 2019 includes the excess of the $11.7 million sale proceeds over the cost of the parcel.  The gain on sale of assets also includes proceeds of $2.1 million from the transfer of customer contracts related to the Company’s legal specialty operations to a third party during the second quarter of 2019. There were no material sales of assets during the third quarter of 2019.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

13.  Other Income (Expense), Net
Included in other income (expense), net for the third quarter and September year to date 2019 and 2018 are the following:

	Third Quarter		September Year to Date
	2019	2018	2019	2018
	(In millions of dollars)
Interest income	$0.4	$0.2	$0.8	$0.6
Interest expense	(0.9)	(0.7)	(3.2)	(2.3)
Dividend income	—	—	1.3	0.8
Foreign exchange gain (loss)	0.3	(0.2)	(0.4)	(0.9)
Other	—	—	0.4	—

Other income (expense), net	$(0.2)	$(0.7)	$(1.1)	$(1.8)

14. Income Taxes
Income tax benefit was $12.8 million for the third quarter of 2019 and income tax expense was $5.9 million for the third quarter of 2018. Income tax expense was $6.3 million for September year to date 2019 and income tax benefit was $3.3 million for September year to date 2018. These amounts were impacted by changes in the fair value of the Company’s investment in Persol Holdings, which are taxed at the Japanese statutory tax rate which is higher than the U.S. statutory tax rate. This resulted in a benefit of $12.1 million for the third quarter of 2019 and a charge of $10.7 million for September year to date 2019, compared to a charge of $4.9 million for the third quarter of 2018 and a benefit of $4.0 million for September year to date 2018. The September year to date 2019 income taxes benefitted by $14.3 million from the release of a valuation allowance in the United Kingdom, offset by a $3.9 million charge for recording a valuation allowance in Germany, which were recorded in the second quarter of 2019.

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

The components of lease expense were as follows (in millions of dollars):

		Third Quarter	September Year to Date
Description	Statements of Earnings Location	2019	2019
Operating:
Operating lease cost	Selling, general and administrative expenses	$6.6	$20.3
Short-term lease cost	Selling, general and administrative expenses	0.9	2.5
Variable lease cost	Selling, general and administrative expenses	1.7	5.2
Financing:
Amortization of ROU assets	Selling, general and administrative expenses	0.1	0.1
Interest on lease liabilities	Other income (expense), net	0.1	0.1
Total lease cost		$9.4	$28.2

Supplemental consolidated balance sheet information related to leases was as follows (in millions of dollars):

Description	Balance Sheet Location	As of Third Quarter-End 2019
ROU Assets:
Operating	Operating lease right-of-use assets	$62.2
Financing	Property and equipment	2.8
Total lease assets		$65.0

ROU Liabilities:
Operating - current	Operating lease liabilities, current	$19.8
Financing - current	Accounts payable and accrued liabilities	0.9
Operating - noncurrent	Operating lease liabilities, noncurrent	45.3
Financing - noncurrent	Other long-term liabilities	1.5
Total lease liabilities		$67.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Weighted average remaining lease terms and discount rates for September year to date 2019 was as follows:

September Year to Date
2019
Weighted average remaining lease term (years):
Operating leases	3.9
Financing leases	3.7
Weighted average discount rate:
Operating leases	5.8%
Financing leases	5.1%

Other information related to leases was as follows (in millions of dollars):

	Third Quarter	September Year to Date
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.3	$19.8
Financing cash flows from financing leases	0.2	0.4

ROU assets obtained in exchange for new lease obligations:
Operating leases	$2.2	$6.2
Financing leases	1.1	2.8

Maturities of lease liabilities as of third quarter-end 2019 were as follows (in millions of dollars):

	Operating Leases	Financing Leases
2019, remaining	$6.1	$0.3
2020	21.9	0.8
2021	17.5	0.8
2022	12.3	0.8
2023	7.0	—
2024	3.9	—
Thereafter	4.2	—
Total future lease payments	72.9	2.7
Less: Imputed interest	7.8	0.3
Total	$65.1	$2.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Maturities of operating leases accounted for under ASC 840 as of year-end 2018 were as follows (in millions of dollars):

Fiscal year:
2019	$26.7
2020	20.4
2021	15.2
2022	9.8
2023	4.7
Later years	4.9

Total	$81.7

16.  Contingencies
The Company is continuously engaged in litigation, threatened litigation, or investigations arising in the ordinary course of its business, such as matters alleging auto liability, employment discrimination, wage and hour violations, claims for indemnification or liability, or violations of privacy rights, anti-competition regulations, breach of contract and claims or actions related to customer or supplier bankruptcy proceedings or insolvency actions, which could result in a material adverse outcome. We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At third quarter-end 2019 and year-end 2018, the gross accrual for litigation costs amounted to $10.1 million and $12.8 million, respectively.

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At third quarter-end 2019 and year-end 2018, the related insurance recoveries amounted to $4.6 million and $6.1 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.4 million to $3.7 million as of third quarter-end 2019. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the third quarter and September year to date 2019 and 2018. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	Third Quarter		September Year to Date
	2019	2018	2019	2018
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$516.0	$561.8	$1,740.1	$1,770.1
Global Talent Solutions	502.5	507.6	1,509.4	1,494.1
International Staffing	252.9	277.2	779.9	848.5

Less: Intersegment revenue	(3.7)	(4.2)	(11.6)	(13.5)

Consolidated Total	$1,267.7	$1,342.4	$4,017.8	$4,099.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2019	2018	2019	2018
	(In millions of dollars)
Earnings from Operations:

Americas Staffing gross profit	$93.9	$106.0	$319.9	$322.5
Americas Staffing SG&A expenses	(89.8)	(91.2)	(284.2)	(273.8)
Americas Staffing Earnings from Operations	4.1	14.8	35.7	48.7

Global Talent Solutions gross profit	99.6	97.3	299.7	281.8
Global Talent Solutions SG&A expenses	(71.2)	(73.2)	(220.2)	(224.0)
Global Talent Solutions Earnings from Operations	28.4	24.1	79.5	57.8

International Staffing gross profit	34.7	36.4	105.4	115.4
International Staffing SG&A expenses	(31.2)	(31.6)	(95.1)	(99.2)
International Staffing Earnings from Operations	3.5	4.8	10.3	16.2

Less: Intersegment gross profit	(0.5)	(0.6)	(1.7)	(1.9)
Less: Intersegment SG&A expenses	0.5	0.6	1.7	1.9
Net Intersegment Activity	—	—	—	—

Corporate	(18.9)	(21.8)	(56.8)	(68.4)
Consolidated Total	17.1	21.9	68.7	54.3
Gain (loss) on investment in Persol Holdings	(39.3)	15.8	35.1	(13.0)
Other expense, net	(0.2)	(0.7)	(1.1)	(1.8)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$(22.4)	$37.0	$102.7	$39.5

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

Our industry is evolving to meet businesses’ growing demand for talent, whether delivered as a single individual or as part of a total workforce solution. Companies in our industry are using novel sourcing approaches—including gig platforms, independent contractors and other talent pools—to create workforce solutions that are flexible, responsive to the labor market and tailored to meet clients’ needs. Increasingly, clients are looking for talent advisors and partners to help them with program design, employer branding and differentiated sourcing strategies.

In addition, today’s companies are elevating their commitment to talent, with the growing realization that meeting the changing needs and requirements of talent is essential to remain competitive. The ways in which people view, find and conduct work are undergoing fundamental shifts. And as the demand for skilled talent continues to climb, workers’ changing ideas about the integration of work into life are becoming more important. In this increasingly talent-driven market, a diverse set of workers, empowered by technology, is seeking to take greater control over their career trajectories.

Our Business

Kelly Services is a recruiting, talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary, temporary-to-hire and direct-hire basis. We provide commercial and professional/technical staffing through our branch networks in our Americas Staffing and International Staffing segments and, in APAC, we provide staffing solutions to customers through PersolKelly Asia Pacific, our joint venture with Persol Holdings, a leading provider of HR solutions in Japan. For the U.S. education market, Kelly Education is the leading provider of substitute teachers to more than 7,000 schools nationwide.

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

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. but was 59 days on a global basis as of the 2019 third quarter end, 55 days as of the 2018 year end and 58 days as of the 2018 third quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

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

In 2018 we also became a more focused company. We sold our healthcare and legal specialty operations, which allows us to place a greater focus on our commercial, education, engineering and science specialties. In education, we successfully integrated our 2017 acquisition of Teachers On Call (“TOC”). In engineering, we identified two companies that immediately expanded our engineering portfolio: on January 2, 2019, we acquired Global Technology Associates, LLC (“GTA”) and NextGen Global Resources LLC (“NextGen”), leaders in the growing 5G telecommunications market. These position Kelly as one of the leading engineering workforce solutions companies in this fast-growing market. Both companies provide services to the largest carriers and original equipment manufacturers in the telecommunications industry.

Other investments to date include our ongoing commitment to embracing the future of work, as the Kelly Innovation Fund participated in the seed fundraising round for Kenzie Academy, a U.S. tech apprenticeship program that develops modern tech workers. To strengthen our position in the portion of the workforce that participates as independent contractors, we have a minority equity investment in Business Talent Group (“BTG”), a U.S.-based marketplace that connects highly skilled independent talent to some of the world’s largest businesses.

We continue to make investments in technology, particularly that which supports greater efficiency in finding talent to answer customer needs. We are making substantial investments in our front and middle office platforms, which, when deployed, will streamline the processes and workflows associated with recruiting, onboarding and reassigning workers. These investments will create the platform from which we can deploy operational improvements that will enhance the experience of the hundreds of thousands of job seekers who interact and work with Kelly each year.

In the first quarter of 2019, we completed our review of our commercial staffing operations delivered by our U.S. branch network and reorganized our operations to improve geographic coverage and operational efficiency. The new structure will allow us to refine our focus on specialties within the commercial staffing portfolio, including light industrial, electronic assembly, office professionals and contact center staffing. During the first nine months of 2019, we recorded total restructuring charges of $5.6 million as a result of these actions. While we have already gained efficiency from the restructure, the growth we anticipated has not yet occurred.

Faced with a sluggish manufacturing sector and a tight labor market, Kelly continues to focus on accelerating the execution of our strategic plan and making the necessary investments and adjustments to advance that strategy. Our objective is to become an even more competitive, consultative and profitable company, and we are reshaping our business to make that goal a reality. We will measure our progress against both revenue and gross profit growth, as well as earnings and conversion rate. We expect:

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

Results of Operations
Total Company - Third Quarter
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$1,267.7	$1,342.4	(5.6)%		(4.8)%
Gross profit	227.7	239.1	(4.8)		(4.1)
SG&A expenses excluding restructuring charges	210.7	217.2	(3.0)		(2.3)
Restructuring charges	(0.1)	—	NM		NM
Total SG&A expenses	210.6	217.2	(3.0)		(2.4)
Earnings from operations	17.1	21.9	(22.2)
Earnings from operations excluding restructuring charges	17.0	21.9	(22.5)
Diluted earnings (loss) per share	(0.27)	0.84	NM

Permanent placement income (included in revenue from services)	15.1	18.4	(18.3)		(17.3)
Gross profit rate	18.0%	17.8%	0.2	pts.
Conversion rate	7.5	9.2	(1.7)
Conversion rate excluding restructuring charges	7.5	9.2	(1.7)
Return on sales	1.3	1.6	(0.3)
Return on sales excluding restructuring charges	1.3	1.6	(0.3)

Total Company revenue from services for the third quarter of 2019 declined 5.6% in comparison to the prior year and declined 4.8% on a CC basis. As noted in the following discussions, revenue decreased in all operating segments. Revenue from services for the third quarter of 2019 includes the results of NextGen and GTA acquisitions, which added approximately 260 basis points to the total revenue growth rate.
The gross profit rate increased by 20 basis points from the prior year. The NextGen and GTA acquisitions accounted for approximately 30 basis points of the gross profit rate growth. As noted in the following discussions, increases in the gross profit rate in GTS and International Staffing were partially offset by a decrease in the Americas Staffing gross profit rate.
Total SG&A expenses decreased 3.0% on a reported basis (2.4% on a CC basis) due primarily to the decrease in performance-based compensation, combined with the effect of cost management efforts to align resources with revenue trends. These decreases were partially offset by the addition of SG&A expenses from the NextGen and GTA acquisitions.
Diluted loss per share for the third quarter of 2019 were $0.27, as compared to diluted earnings per share of $0.84 for the third quarter of 2018. The 2019 third quarter diluted loss per share was impacted by a loss, net of tax, of approximately $0.70 per share related to the investment in Persol Holdings. The 2018 third quarter diluted earnings per share were impacted by a gain, net of tax, of approximately $0.28 per share related to the gain on the investment in Persol Holdings.

Americas Staffing - Third Quarter
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$516.0	$561.8	(8.1)%		(8.0)%
Gross profit	93.9	106.0	(11.3)		(11.2)
SG&A expenses excluding restructuring charges	89.9	91.2	(1.3)		(1.2)
Restructuring charges	(0.1)	—	NM		NM
Total SG&A expenses	89.8	91.2	(1.4)		(1.3)
Earnings from operations	4.1	14.8	(72.6)
Earnings from operations excluding restructuring charges	4.0	14.8	(73.1)

Gross profit rate	18.2%	18.9%	(0.7)	pts.
Conversion rate	4.3	14.0	(9.7)
Conversion rate excluding restructuring charges	4.2	14.0	(9.8)
Return on sales	0.8	2.6	(1.8)
Return on sales excluding restructuring charges	0.8	2.6	(1.8)

The change in Americas Staffing revenue from services reflects an 11% decrease in hours volume, partially offset by the impact of the January 2019 acquisition of NextGen. The decrease in hours volume was primarily due to the disruption resulting from the restructure of the U.S. branch-based staffing in the first quarter of 2019 and slower achievement of the related benefits. Additionally, the decline reflects the more challenging market conditions we are experiencing, especially in manufacturing. Average bill rates increased 2.9% compared to the prior year (3.1% on a CC basis). The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 41% of total Company revenue in the third quarter of 2019 and 42% in the third quarter of 2018.
From a product perspective, the change in revenue reflects lower volume in commercial, including light industrial and office services. These decreases were partially offset by growth in professional/technical revenue, including engineering (due primarily to the NextGen acquisition) and science products.
The Americas Staffing gross profit rate decreased in comparison to the prior year. The gross profit rate was negatively impacted by higher payroll taxes, workers’ compensation costs and lower permanent placement income. Permanent placement income, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.
Total SG&A expenses decreased 1.4% from the prior year, due primarily to lower performance-based compensation and lower salaries, as a result of the restructuring actions taken in the first quarter of 2019. These decreases were partially offset by the addition of NextGen SG&A expenses.

GTS - Third Quarter
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$502.5	$507.6	(1.0)%		(0.8)%
Gross profit	99.6	97.3	2.3		2.8
Total SG&A expenses	71.2	73.2	(2.8)		(2.4)
Earnings from operations	28.4	24.1	18.0

Gross profit rate	19.8%	19.2%	0.6	pts.
Conversion rate	28.5	24.7	3.8
Return on sales	5.6	4.7	0.9

Revenue from services decreased 1.0% compared to last year, due primarily to lower demand from a number of customers in centrally delivered staffing and PPO products. This decrease was partially offset by the increase in revenue from the GTA acquisition, combined with program expansion in our BPO and KellyConnect products. GTS revenue represented 40% of total Company revenue in the third quarter of 2019 and 38% in the third quarter of 2018.
The increase in the GTS gross profit rate was due to improving product mix coupled with lower employee-related costs.
Total SG&A expenses decreased 2.8% from the prior year, due to effective cost management, as we continue to align our resources and spending levels with volumes and gross profit in our products. These decreases were partially offset by the addition of GTA SG&A expenses.

International Staffing - Third Quarter
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$252.9	$277.2	(8.8)%		(5.8)%
Gross profit	34.7	36.4	(4.8)		(1.8)
Total SG&A expenses	31.2	31.6	(0.9)		2.1
Earnings from operations	3.5	4.8	(29.6)

Gross profit rate	13.7%	13.2%	0.5	pts.
Conversion rate	9.9	13.5	(3.6)
Return on sales	1.4	1.8	(0.4)

In comparison to the prior year, International Staffing revenue from services decreased 8.8% on a reported basis and 5.8% on a CC basis. The decline was primarily due to a decrease in hours volume in France, Ireland and Switzerland. These decreases were partially offset by increased revenue in Russia, due to higher hours volume. International Staffing represented 20% of total Company revenue in the third quarter of 2019 and 21% in the third quarter of 2018.

The International Staffing gross profit rate increased primarily due to the favorable year-over-year impact related to a 2018 one-time French payroll tax adjustment, partially offset by unfavorable country mix.
Total SG&A expenses decreased 0.9% due to the effect of currency exchange rates. On a CC basis, total SG&A expenses increased 2.1% due to one-time expenses incurred to accelerate our initiatives to drive efficiencies.

Results of Operations
Total Company - September Year to Date
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$4,017.8	$4,099.2	(2.0)%		(0.7)%
Gross profit	723.3	717.8	0.8		1.9
SG&A expenses excluding restructuring charges	661.3	663.5	(0.3)		0.8
Restructuring charges	5.6	—	NM		NM
Total SG&A expenses	666.9	663.5	0.5		1.6
Gain on sale of assets	12.3	—	NM
Earnings from operations	68.7	54.3	26.3
Earnings from operations excluding restructuring charges	74.3	54.3	36.7
Diluted earnings per share	2.41	1.19	102.5

Permanent placement income (included in revenue from services)	46.7	52.3	(10.9)		(8.6)
Gross profit rate	18.0%	17.5%	0.5	pts.
Conversion rate	9.5	7.6	1.9
Conversion rate excluding restructuring charges	10.3	7.6	2.7
Return on sales	1.7	1.3	0.4
Return on sales excluding restructuring charges	1.8	1.3	0.5

Total Company revenue from services for the first nine months of 2019 declined 2.0% in comparison to the prior year and 0.7% on a CC basis. As noted in the following discussions, revenue decreases in Americas Staffing and International Staffing were partially offset by an increase in GTS revenue. Revenue from services for the first nine months of 2019 includes the results of NextGen and GTA acquisitions, which added approximately 270 basis points to the total revenue growth rate.
The gross profit rate increased by 50 basis points from the prior year. As noted in the following discussions, increases in the gross profit rate in Americas Staffing and GTS were partially offset by a decrease in the International Staffing gross profit rate. The NextGen and GTA acquisitions accounted for approximately 30 basis points of the gross profit rate growth.
Total SG&A expenses increased 0.5% on a reported basis (1.6% on a CC basis), due primarily to the addition of SG&A expenses from the NextGen and GTA acquisitions. Also included in SG&A expenses for the first nine months of 2019 are restructuring charges of $5.6 million, related primarily to the U.S. branch-based staffing operations.
Gain on sale of assets primarily represents the excess of the proceeds over the cost of an unused parcel of land located near the Company headquarters sold during the second quarter of 2019.

Diluted earnings per share for the first nine months of 2019 were $2.41, as compared to diluted earnings per share of $1.19 for the first nine months of 2018. Diluted earnings per share for the first nine months of 2019 were impacted by a gain, net of tax, of approximately $0.62 per share related to the investment in Persol Holdings. Diluted earnings per share for the first nine months of 2018 were impacted by a loss, net of tax, of approximately $0.23 per share related to the investment in Persol Holdings.

Americas Staffing - September Year to Date
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$1,740.1	$1,770.1	(1.7)%		(1.4)%
Gross profit	319.9	322.5	(0.8)		(0.6)
SG&A expenses excluding restructuring charges	278.6	273.8	1.7		2.0
Restructuring charges	5.6	—	NM		NM
Total SG&A expenses	284.2	273.8	3.8		4.1
Earnings from operations	35.7	48.7	(26.7)
Earnings from operations excluding restructuring charges	41.3	48.7	(15.1)

Gross profit rate	18.4%	18.2%	0.2	pts.
Conversion rate	11.2	15.1	(3.9)
Conversion rate excluding restructuring charges	12.9	15.1	(2.2)
Return on sales	2.1	2.8	(0.7)
Return on sales excluding restructuring charges	2.4	2.8	(0.4)

The change in Americas Staffing revenue from services reflects a 7% decrease in hours volume, partially offset by the impact of the January 2019 acquisition of NextGen and a 5.4% increase in average bill rates (5.7% on a CC basis). The decrease in hours volume was primarily due to the disruption resulting from the restructure of the U.S. branch-based staffing in the first quarter of 2019 and slower achievement of the related benefits. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 43% of total Company revenue in the first nine months of both 2019 and 2018.
From a product perspective, the change in revenue reflects decreases in light industrial and office services volume. These decreases were partially offset by an increase in engineering (due primarily to the NextGen acquisition), educational staffing and science products.
The Americas Staffing gross profit rate increased in comparison to the prior year. The gross profit rate was positively impacted by the addition of NextGen.
Total SG&A expenses increased 3.8% from the prior year, due primarily to the addition of NextGen SG&A expenses during 2019. Also included in total SG&A expenses for the first nine months of 2019 are restructuring charges of $5.6 million, representing severance costs primarily related to U.S. branch-based staffing operations.

GTS - September Year to Date
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$1,509.4	$1,494.1	1.0%		1.4%
Gross profit	299.7	281.8	6.3		7.0
Total SG&A expenses	220.2	224.0	(1.7)		(1.0)
Earnings from operations	79.5	57.8	37.5

Gross profit rate	19.9%	18.9%	1.0	pts.
Conversion rate	26.5	20.5	6.0
Return on sales	5.3	3.9	1.4

Revenue from services increased 1.0% compared to last year, due primarily to the increase in revenue from the GTA acquisition, combined with program expansion in our BPO and KellyConnect products. These increases were partially offset by lower demand from a number of customers in centrally delivered staffing. GTS revenue represented 38% of total Company revenue in the first nine months of 2019 and 36% in the first nine months of 2018.
The increase in the GTS gross profit rate was due to improving product mix coupled with lower employee-related costs.
Total SG&A expenses decreased 1.7% from the prior year, due to effective cost management, as we continue to align our resources and spending levels with volumes and gross profit in our products. These decreases were partially offset by an increase in SG&A expenses related to the January 2019 acquisition of GTA.

International Staffing - September Year to Date
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$779.9	$848.5	(8.1)%		(3.0)%
Gross profit	105.4	115.4	(8.7)		(3.6)
Total SG&A expenses	95.1	99.2	(4.0)		1.0
Earnings from operations	10.3	16.2	(36.9)

Gross profit rate	13.5%	13.6%	(0.1)	pts.
Conversion rate	9.7	14.1	(4.4)
Return on sales	1.3	1.9	(0.6)

In comparison to the prior year, International Staffing revenue from services decreased 8.1% on a reported basis and 3.0% on a CC basis. The decline was primarily due to revenue declines in France, related to decreases in hours volume, and Germany, reflecting current market conditions. These decreases were partially offset by increased revenue in Russia, due to higher hours volume. International Staffing represented 19% of total Company revenue in the first nine months of 2019 and 21% in the first nine months of 2018.

The International Staffing gross profit rate decreased primarily due to unfavorable customer mix and lower permanent placement revenue.
Total SG&A expenses decreased 4.0% due to the effect of currency exchange rates. On a CC basis, total SG&A expenses increased 1.0%, due to one-time expenses incurred to accelerate our initiatives to drive efficiencies.

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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $28.6 million at the end of the third quarter of 2019 and $40.1 million at year-end 2018. As further described below, we generated $74.2 million of cash from operating activities, used $88.8 million of cash for investing activities and generated $3.6 million of cash from financing activities.
Operating Activities
In the first nine months of 2019, we generated $74.2 million of net cash from operating activities, as compared to generating $33.3 million in the first nine months of 2018, representing recurring working capital changes.
Trade accounts receivable totaled $1.3 billion at the end of the third quarter of 2019. Global DSO was 59 days at the end of the third quarter of 2019 and 58 days at the end of the third quarter of 2018.
Our working capital position (total current assets less total current liabilities) was $465.8 million at the end of the third quarter of 2019, a decrease of $37.2 million from year-end 2018. The decrease in working capital is driven by lower trade accounts receivable as a result of the decrease in revenue. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the third quarter of 2019 and 1.6 at year-end 2018. Both ratios were impacted by our acquisitions described within investing activities.
Investing Activities
In the first nine months of 2019, we used $88.8 million of cash for investing activities, as compared to using $26.6 million in the first nine months of 2018. The year-over-year increase in cash used for investing activities was primarily due to $50.8 million for the acquisition of NextGen in January 2019, net of the cash received, and $35.6 million for the acquisition of GTA in January 2019, net of the cash received, partially offset by proceeds of $13.8 million from primarily the sale of unused land during the second quarter of 2019.
Financing Activities
In the first nine months of 2019, we generated $3.6 million of cash from financing activities, as compared to using $17.0 million in the first nine months of 2018. The change in cash used in financing activities was primarily related to short-term borrowing activities. Debt totaled $17.5 million at the end of the third quarter of 2019 and was $2.2 million at year-end 2018. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 1.4% at the end of the third quarter of 2019 and 0.2% at year-end 2018.
The change in short-term borrowings in the first nine months of 2019 was primarily due to borrowings on our securitization facility. The change in short-term borrowings in the first nine months of 2018 was primarily due to payments on our revolving credit facility.
We made dividend payments of $8.9 million in the first nine months of 2019 and $8.8 million in the first nine months of 2018.

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
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. We are reviewing our real estate portfolio in the U.S. and other potential sources of liquidity, such as the CICE wage subsidy receivable in France, in an effort to potentially monetize such sources. Additional funding sources could include asset-based lending or additional bank facilities.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2019 third quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.
As of the end of the third quarter of 2019, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $130.7 million of available capacity on our $200.0 million securitization facility. The securitization facility carried $16.6 million of short-term borrowings and $52.7 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. As of the end of the third quarter of 2019, we met the debt covenants related to our revolving credit facility and securitization facility. We are in the process of refinancing our revolving credit facility and securitization facility and expect it to be completed by year-end 2019.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2019 third quarter earnings.
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
Effective September 30, 2019, George S. Corona retired from his role as President and Chief Executive Officer (“CEO”), and will serve as a non-executive employee of the Company, in a transitional and advisory role, until his retirement from the Company during the first half of 2020. Mr. Corona will continue to serve as a member of the Board of Directors (“Board”). Effective October 1, 2019, Peter W. Quigley was appointed President and CEO of the Company and a member of the Board.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company is continuously engaged in litigation, threatened ligation, or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability or violations of privacy rights, anti-competition regulations, breach of contract and claims or actions related to customer or supplier bankruptcy proceedings or insolvency actions, which could result in a material adverse outcome. We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2019, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
July 1, 2019 through August 4, 2019	306	$26.21	—	$—

August 5, 2019 through September 1, 2019	2,052	27.19	—	$—

September 2, 2019 through September 29, 2019	61	24.58	—	$—

Total	2,419	$27.00	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 2,419 shares were reacquired in transactions during the quarter.

Item 3.  Defaults Upon Senior Securities.
Not applicable.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
Not applicable.
Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 47 of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 6, 2019

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2019

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
14	Code of Business Conduct and Ethics, revised August 2019.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.