Form 10-K
period 2019-12-29
KELLY SERVICES INC
filed 2020-02-13
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $873.3 million.

Registrant had 35,690,197 shares of Class A and 3,427,518 of Class B common stock, par value $1.00, outstanding as of February 02, 2020.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2020 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

Founded by William R. Kelly in 1946, Kelly Services® pioneered an industry that connects people to work in ways that enrich their lives. At our inception we helped usher in and embolden a workforce of women, opening doors and creating opportunities where none had existed. As work evolved we equipped people with the skills to master the technologies of the day: launching the first-of-its-kind online learning center for scientists; creating testing and training packages for new office programs; and launching skill builders to align with new light industrial protocols. With each advance we have empowered people to meet the needs of a changing marketplace, and enabled companies to access skilled talent that can move their businesses forward.

As work has evolved so has our range of solutions, growing over the years to reflect the changing needs of our customers and the changing nature of work itself. We have progressed from a traditional office staffing company into a workforce solutions leader delivering expertise in a portfolio of specialty services. We rank as one of the world’s largest scientific and clinical staffing providers and place talent at all levels in engineering, IT and finance. We are also the leading provider in the K-12 educational staffing market in the U.S., while also providing talent in early childhood education, non-instructional roles and adjunct professors. These services complement our expertise in professional office services, contact center, light industrial and electronic assembly staffing. As work has evolved and talent management has become more complex, we have also developed innovative solutions to help many of the world’s largest companies plan for and manage their workforce through outsourcing, consulting, recruitment, talent advisory, career transition and supplier management services.

Geographic Breadth of Services

Headquartered in Troy, Michigan, Kelly provides workforce solutions to a diversified group of customers in three regions: the Americas; Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). Our customer base spans a variety of industries and includes 90 percent of the Fortune 100™ companies.

In 2019, we assigned approximately 440,000 temporary employees to a variety of customers around the globe.

Description of Business Segments

Our operations are divided into three business segments: Americas Staffing, Global Talent Solutions (“GTS”) and International Staffing. In July 2016, we expanded our joint venture with Persol Holdings (formerly Temp Holdings) to form PersolKelly Asia Pacific (the “JV”) and moved our APAC staffing operations into the JV. We provide staffing solutions through our branch networks, on-site staff and virtual teams in our Americas and International operations. In addition to staffing solutions, we also provide a suite of innovative talent fulfillment and outcome-based solutions through our GTS segment, which delivers integrated talent management solutions to meet customer needs across the entire spectrum of talent categories. Using talent supply chain strategies, GTS helps customers design, execute, and manage workforce programs that enable them to connect with talent across all work styles (full-time, independent contractor, temporary, etc.) and gain access to a vast network of qualified service providers.

Americas Staffing

Our Americas Staffing segment represents the Company’s branch-delivered staffing business in the U.S., Puerto Rico, Canada, Mexico and Brazil. This segment delivers temporary staffing, as well as direct-hire placement services, in a number of specialty staffing services, including: Office, providing trained employees for data entry, clerical and administrative support roles across numerous industries; Education, supplying schools nationwide with instructional and non-instructional employees; Marketing, providing support staff for seminars, sales and trade shows; Electronic Assembly, providing assemblers, quality control inspectors and technicians; Light Industrial, placing maintenance workers, material handlers and assemblers; Science, providing all levels of scientists and scientific and clinical research workforce solutions; Engineering, supplying engineering professionals across all disciplines, including 5G, aeronautical, chemical, civil/structural, electrical/instrumentation, environmental, industrial, mechanical, petroleum, pharmaceutical, quality and telecommunications; Information Technology, placing IT specialists across all disciplines; and Finance and Accounting, serving the needs of corporate finance departments, accounting firms and financial institutions with all levels of financial professionals. We also offer direct-hire placement services across all of these specialties.

International Staffing

Our International Staffing segment represents the Company’s branch-delivered staffing business in the EMEA region. International Staffing provides a similar range of staffing services as described for our Americas Staffing segment above, including: Office, Engineering, Finance and Accounting, IT and Science. Additional service areas include: Catering and Hospitality, providing chefs, porters and hospitality representatives; and Industrial, supplying manual workers to semi-skilled professionals in a variety of trade, non-trade and operational positions.

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

Business Objectives

Kelly’s philosophy as a talent company is rooted in the conviction that our business makes a difference on a daily basis—in the lives of our employees and talent networks, for our customers, in the local communities we serve and in the broader economy. We aspire to be a destination for top talent and a strategic business partner for our customers. Our solutions are designed to connect with talent across targeted specialties and a variety of flexible work styles, and to offer customers access to workforce solutions that can be customized as they seek to operate more efficient and competitive organizations. To achieve these goals, we continue to adopt forward-looking technologies and innovative business practices that can drive success in a dynamic market.

With more than one-third of the world’s workforce now participating as independent workers, more companies are adopting strategies that recognize contingent labor, consultants and project-based work as keys to their ongoing success. We continue to refine our core competencies to help them connect with talent and realize their business objectives. Kelly offers world-class staffing on a temporary and direct placement basis, as well as a comprehensive array of outsourcing, consulting and talent advisory services. Kelly continues to target areas of investment and expertise to solve our customers’ workforce challenges and create opportunity for talent in the changing marketplace.

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

Customers

Kelly’s client portfolio spans companies of all sizes, ranging from local and mid-sized businesses to the Fortune 500. In 2019, an estimated 51% of total Company revenue was attributed to our largest 100 customers. Our largest single customer accounted for approximately six percent of total revenue in 2019.

Government Contracts

Although we conduct business under various federal, state, and local government contracts, no single one accounts for more than three percent of total Company revenue in 2019.

Competition

The worldwide workforce solutions industry is competitive and highly fragmented. In the United States, we compete with other firms that operate nationally, and with thousands of smaller companies that compete in varying degrees at local levels. Additionally, several similar staffing companies compete globally. In 2019, our largest competitors were Randstad, Adecco Group, ManpowerGroup Inc., Recruit Holdings and Allegis Group.

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

Corporate Sustainability

As a leading specialty talent and workforce solutions provider, we connect people with employment opportunities and make a difference in the communities in which we live and work. Given the worldwide span of our workers, clients, suppliers, and partners, we recognize the global reach of our business practices and our public accountability. We will continue to advocate on behalf of the global workforce, improve our workplaces, contribute to the communities we serve, and ensure our actions are socially, ethically, and environmentally responsible. However, as a service business, we are not materially impacted by federal, state, or local laws that regulate the discharge of materials into the environment.

Employees

We employ approximately 1,000 people at our corporate headquarters in Troy, Michigan, and approximately 6,700 staff members in our U.S. and international network of branch offices. In 2019, we recruited approximately 440,000 temporary employees on behalf of customers around the globe.

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

The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing and consulting companies. Randstad, Adecco Group, ManpowerGroup Inc., Recruit Holdings and Allegis Group, are considerably larger than we are and have more substantial marketing and financial resources. Additionally, the emergence of online staffing platforms or other forms of disintermediation may pose a competitive threat to our services, which operate under a more traditional staffing business model. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

Our business strategy focuses on driving profitable growth in key specialty areas. We are making targeted investments in our chosen specialties, focusing on growth platforms and developing a more robust operating model to bridge our strategy to execution. If we are unsuccessful in executing our strategy, we may not achieve either our stated goal of revenue growth or the intended productivity improvements, which could negatively impact profitability. Even if effectively executed, our strategy may prove insufficient in light of changes in market conditions, technology, competitive pressures or other external factors.

We are at risk of damage to our brand, which is important to our success.

Our success depends, in part, on the goodwill associated with our brand. Because we assign employees to work under the direction and supervision of our customer at work locations not under Kelly’s control, we are at risk of our employees engaging in unauthorized conduct that could harm our reputation. Moreover, significant disputes with clients or suppliers, compliance violations, cyberattacks, customer dissatisfaction, social media incidents, media reports, or corporate sustainability issues could harm our reputation. Our Kelly Education product is particularly susceptible to this exposure. An occurrence that damages Kelly’s reputation could cause the loss of current and future customers, additional regulatory scrutiny and liability to third parties, which could negatively impact profitability.

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

As we increasingly offer services outside the realm of traditional staffing, including business process outsourcing and services intended to connect talent to independent work, we are exposed to additional risks which could have a material adverse effect on our business.

Our business strategy focuses on driving profitable growth in key specialty areas, including through business process outsourcing arrangements, where we provide operational management of our customers’ non-core functions or departments. This could expose us to certain risks unique to that business, including product liability or product recalls. In addition, as the nature of work changes, we deliver services that connect talent to independent work with our customers and expect that such services will continue to expand. Although we have internal vetting processes intended to control such risks, there is no assurance that these processes will be effective or that we will be able to identify these potential risks in a timely manner. Additionally, while we maintain insurance in types and amounts we believe are appropriate in light of the aforementioned exposures, there can also be no assurance that such insurance policies will remain available on reasonable terms or be sufficient in amount or scope of coverage.

We are increasingly dependent on third parties for the execution of critical functions.

We leverage many cloud-based services in our business operations, including vendor management, customer relationship management, and applicant tracking systems. We have elected to enter into supplier partnerships rather than establishing or maintaining our own operations in some of the territories where our customers require our services. We do not maintain a controlling interest in our expanded staffing joint venture in Asia Pacific (PersolKelly Asia Pacific) and have elected to rely on the joint venture to provide certain back office and administrative services to our GTS operations in the region. The failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs.

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

We participate, or may participate in the future, in certain investments in equity affiliates, such as joint ventures or other equity method investments with strategic partners, including PersolKelly Asia Pacific. These arrangements expose us to a number of risks, including the risk that the management of the combined venture may not be able to fulfill their performance obligations under the management agreements or that the joint venture parties may be incapable of providing the required financial support. Additionally, improper, illegal or unethical actions by the venture management could have a negative impact on the reputation of the venture and our company.

A loss of major customers or a change in such customers’ buying behavior could have a material adverse effect on our business.

We serve many large corporate customers through high volume global service agreements. While we intend to maintain or increase our revenues and earnings from our major corporate customers, we are exposed to risks arising from the possible loss of major customer accounts. The deterioration of the financial condition or business prospects of these customers could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from these customers. Continuing merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

Our business with large customer accounts reflects a market-driven shift in buying behaviors in which reliance on a small number of staffing partners has shifted to reliance upon a network of talent providers. The movement from single-sourced to competitively sourced staffing contracts may also substantially reduce our future revenues from such customers. While Kelly has sought to address this trend, including providing Contingent Workforce Outsourcing ("CWO") services within our GTS segment, we may not be selected or retained as the CWO service provider by our large customers. This may result in a material decrease in the revenue we derive from providing staffing services to such customers. In addition, revenues may be materially impacted from our decision to exit customers due to pricing pressure or other business factors.

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

We conduct our business in most major staffing markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:

•fluctuations in currency exchange rates;
•restrictions or limitations on the transfer of funds;
•government intrusions including asset seizures, expropriations or de facto control;
•varying economic and political conditions;
•differences in cultures and business practices;
•differences in employment and tax laws and regulations;
•differences in accounting and reporting requirements;
•differences in labor and market conditions;
•compliance with trade sanctions;
•changing and, in some cases, complex or ambiguous laws and regulations; and
•litigation, investigations and claims.

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

As we aim to expand the number of clients utilizing our higher margin specialty solutions in support of our growth strategy, we are highly reliant on individuals who possess specialized knowledge and skills to lead related specialty solutions and operations.  There can be no assurance that qualified personnel will continue to be available.  Our success is increasingly dependent on our ability to attract, develop and retain these experts.

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

We employ and assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:

•discrimination and harassment;
•wrongful termination or retaliation;
•violations of employment rights related to employment screening or privacy issues;
•apportionment between us and our customer of legal obligations as an employer of temporary employees;
•classification of workers as employees or independent contractors;
•employment of unauthorized workers;
•violations of wage and hour requirements;
•retroactive entitlement to employee benefits, including health insurance;
•failure to comply with leave policy requirements; and
•errors and omissions by our temporary employees, particularly for the actions of professionals such as attorneys, accountants, teachers and scientists.

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

In the normal course of business we control, we process or have access to personal information regarding our own employees or employment candidates, as well as that of many of our customers or managed suppliers. Information concerning our employees and candidates may also reside in systems controlled by third parties for purposes such as employee benefits and payroll administration. The legal and regulatory environment concerning data privacy is becoming more complex and challenging, and the potential consequences of non-compliance have become more severe. Changes in the regulatory environment, such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, impose additional compliance requirements related to the collection, use, processing, transfer, disclosure, and retention of personal information, which can increase operating costs and resources to accomplish. Any failure to abide by these regulations or to protect such personal information from inappropriate access or disclosure, whether through social engineering or by accident or other cause, could have severe consequences including fines, litigation, regulatory sanctions including loss of our status as a subscriber to the EU-U.S. Privacy Shield Framework, reputational damage and loss of customers or employees. Although we have a program designed to preserve the privacy of the personal data that we control or process, as well as personal data that we entrust to third parties, there can be no assurance that our program will meet all current and future regulatory requirements, anticipate all potential methods of unauthorized access, or prevent all inappropriate disclosures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

Cyberattacks or other breaches of network or information technology security could have an adverse effect on our systems, services, reputation and financial results.

We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit and store electronic information and to manage or support a variety of critical business processes and activities. Our networks and applications are increasingly accessed from locations and by devices not within our physical control, and the specifics of our technology systems and networks may vary by geographic region. In the course of ordinary business, we may store or process proprietary or confidential information concerning our business and financial performance and current, past or prospective employees, customers, vendors and managed suppliers. The secure and consistent operation of these systems, networks and processes is critical to our business operations. Moreover, our temporary employees may be exposed to, or have access to, similar information in the course of their customer assignments. We routinely experience cyberattacks, which may include the use of malware, computer viruses, phishing, social engineering schemes and other means of attempted disruption or unauthorized access.

The actions we take to reduce the risk of impairments to our operations or systems and breaches of confidential or proprietary data may not be sufficient to prevent or repel future cyber events or other impairments of our networks or information technologies. An event involving the destruction, modification, accidental or unauthorized release, or theft of sensitive information from systems related to our business, or an attack that results in damage to or unavailability of our key technology systems or those of critical vendors, could result in damage to our reputation, fines, regulatory sanctions or interventions, contractual or financial liabilities, additional compliance and remediation costs, loss of employees or customers, loss of payment card network privileges, operational disruptions and other forms of costs, losses or reimbursements, any of which could materially adversely affect our operations or financial condition. Our cyber security and business continuity plans, and those of our third party vendors, may not be effective in anticipating, preventing and effectively responding to all potential cyber risk exposures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

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

We have a number of information technology projects in process or in the planning stages, including improvements to applicant onboarding and tracking systems, order management, and improvements to financial processes such as billing and accounts payable through system consolidation and upgrades. Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results. Any delays in completing, or an inability to successfully complete, these technology initiatives or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition. In our information technology projects we rely on our own project work as well as those of third party vendors. If our vendors are unable to provide these services, or if the vendor is replaced by another vendor, we could be subject to business interruptions or data loss which could have a material adverse effect on our business, financial condition and results of operations.

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

The European Commission and its various competition authorities have targeted industry trade associations in which we participate. Any government regulatory actions may hamper our ability to provide the cost-effective benefits to consumers and businesses, reducing the attractiveness of our services and the revenue that come from them. New competition law actions could be initiated. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

•We may have to choose between withdrawing certain services from certain geographies to avoid fines or designing and developing alternative versions of those services to comply with government rulings, which may entail a delay in a service delivery.

•Adverse rulings may act as precedent in other competition law proceedings.

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

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2019 we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), may not be assured.  If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility.  In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility.  If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

Our controlling stockholder exercises voting control over our company and has the ability to elect or remove from office all of our directors.

The Terence E. Adderley Revocable Trust K (“Trust K”) which became irrevocable upon the death of Terence E. Adderley on October 9, 2018, is the controlling stockholder. In accordance with the provisions of Trust K, William U. Parfet, David M. Hempstead and Andrew H. Curoe were appointed as successor trustees of the trust. Mr. Parfet is the brother of Donald R. Parfet, the Chairman of the board of directors of the Company. The trustees, acting by majority vote, have sole investment and voting power over the shares of Class B common stock held by Trust K, which represent approximately 91.5% of the outstanding Class B shares. The voting rights of our Class B common stock are perpetual and our Class B common stock is not subject to transfer restrictions or mandatory conversion obligations under our certificate of incorporation or bylaws.

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

Under our certificate of incorporation, the holders of shares of our Class A common stock are not entitled to voting rights, except as otherwise required by Delaware law. As a result, Class A common stockholders do not have the right to vote for the election of directors or in connection with most other matters submitted for the vote of our stockholders, including mergers and certain other business combination transactions involving the Company.

Our stock price may be subject to significant volatility and could suffer a decline in value.

The market price of our common stock may be subject to significant volatility. We believe that many factors, including several which are beyond our control, have a significant effect on the market price of our common stock. These include:

•actual or anticipated variations in our quarterly operating results;
•announcements of new services by us or our competitors;
•announcements relating to strategic relationships or acquisitions;
•changes in financial estimates by securities analysts;
•changes in general economic conditions;
•actual or anticipated changes in laws and government regulations;
•commencement of, or involvement in, litigation;
•any major change in our board or management;
•changes in industry trends or conditions; and
•sales of significant amounts of our common stock or other securities in the market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our headquarters is located in Troy, Michigan, where corporate, subsidiary and divisional offices are currently located. The original headquarters building was purchased in 1977. Headquarters operations were expanded into additional buildings purchased in 1991, 1997 and 2001, providing approximately 345,000 square feet of combined usable floor space. As of December 29, 2019, three of our headquarters properties, totaling approximately 310,000 square feet, are held for sale, with the sale expected to take place in the first quarter of 2020. The main headquarters building included in the sale will be leased back.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2019
Class A common
High	$25.63	$26.39	$28.91	$25.09	$28.91
Low	20.00	22.03	23.50	20.74	20.00

Class B common
High	24.68	25.49	29.43	23.46	29.43
Low	20.91	25.49	23.59	20.66	20.66

Dividends	0.075	0.075	0.075	0.075	0.30

2018
Class A common
High	$30.99	$32.31	$26.57	$25.00	$32.31
Low	26.65	21.44	22.23	19.21	19.21

Class B common
High	29.07	34.30	34.30	23.40	34.30
Low	27.00	22.00	21.50	22.01	21.50

Dividends	0.075	0.075	0.075	0.075	0.30

Holders

The number of holders of record of our Class A and Class B common stock were approximately 8,200 and 300, respectively, as of January 31, 2020.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2019, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
September 30, 2019 through November 3, 2019	5,578	$23.58	—	$—

November 4, 2019 through December 1, 2019	210	21.18	—	—

December 2, 2019 through December 29, 2019	—	—	—	—

Total	5,788	$23.49	—

We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 5,788 shares were reacquired during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P SmallCap 600 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2019. The graph assumes an investment of $100 on December 31, 2014 and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2014 – December 31, 2019

	2014	2015	2016	2017	2018	2019
Kelly Services, Inc.	$100.00	$96.05	$138.40	$166.88	$126.85	$141.59
S&P SmallCap 600 Index	$100.00	$98.03	$124.06	$140.48	$128.56	$157.85
S&P 1500 Human Resources and Employment Services Index	$100.00	$107.96	$118.15	$150.39	$125.92	$154.62

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes selected financial information of Kelly Services, Inc. and its subsidiaries for each of the most recent five fiscal years. This table should be read in conjunction with the other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this report. The statement of earnings data for the 2016 and 2015 fiscal years as well as the balance sheet data as of 2017, 2016 and 2015 are derived from consolidated financial statements previously on file with the SEC.

(In millions except per share amounts)	2019	2018	2017	2016	2015(1)

Revenue from services	$5,355.6	$5,513.9	$5,374.4	$5,276.8	$5,518.2
Gain on sale of assets (2)	12.3	—	—	—	—
Asset impairment charge (3)	15.8	—	—	—	—
Earnings from operations	81.8	87.4	83.3	63.2	66.7
Gain (loss) on investment in Persol Holdings (4)	35.8	(96.2)	—	—	—
Gain on investment in PersolKelly Asia Pacific (5)	—	—	—	87.2	—
Net earnings	112.4	22.9	71.6	120.8	53.8

Basic earnings per share	2.85	0.59	1.84	3.10	1.39
Diluted earnings per share	2.84	0.58	1.81	3.08	1.39

Dividends per share
Classes A and B common	0.30	0.30	0.30	0.275	0.20

Working capital (6)	521.6	503.0	458.1	443.5	411.3
Total assets	2,480.6	2,314.4	2,378.2	2,028.1	1,939.6
Total noncurrent liabilities	332.0	257.4	300.5	245.0	228.4

(1)Fiscal year included 53 weeks.

(2)Gain on sale of assets primarily represents the excess of the proceeds over the cost of an unused parcel of land located near the Company headquarters sold during the second quarter of 2019.

(3)Asset impairment charge represents the write-off of previously capitalized costs associated with a new U.S. front and middle office technology development project which management determined would not be completed but replaced by an enhanced and expanded use of an existing technology platform.

(4)Represents the change in fair value of the investment in the common stock of Persol Holdings.

(5)Represents the fair value of the Company's investment in PersolKelly Asia Pacific in addition to the cash received less the carrying value of assets transferred to the joint venture.

(6)Working capital is calculated as current assets minus current liabilities.

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

Our Business

Kelly Services is a talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary, temporary-to-hire and direct-hire basis. We provide commercial and professional/technical staffing through our branch networks in our Americas Staffing and International Staffing segments and, in APAC, we provide staffing solutions to customers through PersolKelly Asia Pacific, our joint venture with Persol Holdings, a leading provider of HR solutions in Japan. For the U.S. education market, Kelly Education is the leading provider of substitute teachers to more than 7,000 schools nationwide.

We also provide a suite of talent fulfillment and outcome-based solutions through our Global Talent Solutions (“GTS”) segment, which delivers integrated talent management solutions on a global basis. GTS provides Contingent Workforce Outsourcing ("CWO"), Recruitment Process Outsourcing ("RPO"), Business Process Outsourcing ("BPO"), Advisory and Talent Fulfillment solutions to help customers plan for, manage and execute their acquisition of contingent labor, full-time labor and free agents, and gain access to service providers and qualified talent quickly, at competitive rates, with minimized risk.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. but was 58 days on a global basis as of the 2019 year end and 55 days as of the 2018 year end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth.

Our Strategic Intent and Outlook

Kelly is committed to being a leading talent solutions provider among the talent with whom we choose to specialize and in the markets in which we choose to compete, which is the foundation of our strategy in 2019 and beyond. This strategic intent is underpinned by our Noble Purpose, “We connect people to work in ways that enrich their lives,” and is brought to life by our expected behaviors and actions:

•Employ a talent-first mentality

•Relentlessly deliver for customers

•Grow through discipline and focus

•Deliver efficiency and effectiveness in everything we do

By aligning ourselves with our Noble Purpose, executing against these strategic pillars and investing in additional innovation, we intend to reap the benefits of operating as a more agile and focused organization and we expect to achieve new levels of growth and profitability as we develop further specializations across our portfolio of businesses.

We have continued our progress as a talent solutions company and identified several specialty growth platforms for investment. We expanded our engineering portfolio with the January 2, 2019 acquisition of Global Technology Associates, LLC (“GTA”) and NextGen Global Resources LLC (“NextGen”), leaders in the growing 5G telecommunications market. These position Kelly as one of the leading engineering workforce solutions companies in this fast-growing market. On January 14, 2020, we acquired Insight Workforce Solutions LLC, an educational staffing company, to expand our leadership position in the U.S. education talent solutions industry. We intend to further accelerate our efforts to drive revenue and earnings growth through additional inorganic growth platforms, making smart acquisitions that align with Kelly's focus on specialization.

We continue to make investments in technology, particularly those which support greater efficiency in finding talent to answer customer needs. We are accelerating the implementation of our front office platforms, which, when fully deployed in mid-2020, will streamline the processes and workflows associated with recruiting, onboarding and reassigning workers. This investment will create the platform from which we will deploy additional operational improvements over the next several years that will enhance the experience of the hundreds of thousands of job seekers who interact and work with Kelly each year.

We completed a review of our commercial staffing operations delivered by our U.S. branch network in the first quarter of 2019 and reorganized our operations to improve geographic coverage and operational efficiency. The new structure will allow us to refine our focus on specialties within the commercial staffing portfolio, including light industrial, electronic assembly, office professionals and contact center staffing. During 2019, we recorded total restructuring charges of $5.5 million as a result of these actions. While we have already gained efficiency from the restructure, the growth we anticipated has not yet occurred. We remain committed to delivering revenue growth in our U.S. market and have initiated further actions to modernize our operations and deliver on that commitment.

While faced with market conditions that may hamper our efforts, including a sluggish manufacturing sector and a tight labor market, Kelly continues to focus on accelerating the execution of our strategic plan and making the necessary investments and adjustments to advance that strategy. Our objective is to become an even more agile, consultative and profitable company, and we are reshaping our business to make that goal a reality. We will measure our progress using financial measures, including:

•Revenue growth (both organic and inorganic);

•Gross profit rate improvement; and

•Conversion rate and EBITDA margin.

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

Results of Operations
2019 versus 2018

Total Company
(Dollars in millions except per share data)

	2019	2018	Change		CC Change
Revenue from services	$5,355.6	$5,513.9	(2.9)%		(1.9)%
Gross profit	968.4	972.2	(0.4)		0.5
SG&A expenses excluding restructuring charges	877.6	884.8	(0.8)		0.1
Restructuring charges	5.5	—	NM		NM
Total SG&A expenses	883.1	884.8	(0.2)		0.7
Gain on sale of assets	12.3	—	NM
Asset impairment charge	15.8	—	NM
Earnings from operations	81.8	87.4	(6.5)
Earnings from operations excluding restructuring charges	87.3	87.4	(0.2)
Diluted earnings per share	$2.84	$0.58	389.7

Staffing fee-based income (included in revenue from services)	60.1	68.6	(12.5)		(10.6)
Gross profit rate	18.1%	17.6%	0.5	pts.
Conversion rate	8.4	9.0	(0.6)
Conversion rate excluding restructuring charges	9.0	9.0	—
Return on sales	1.5	1.6	(0.1)
Return on sales excluding restructuring charges	1.6	1.6	—

Total Company revenue from services for 2019 declined 2.9% in comparison to the prior year and 1.9% on a CC basis. As noted in the following discussions, revenue decreases in Americas Staffing and International Staffing were partially offset by an increase in GTS revenue. Revenue from services for 2019 includes the results of NextGen and GTA acquisitions, which added approximately 250 basis points to the total revenue growth rate.

The gross profit rate increased by 50 basis points from the prior year. As noted in the following discussions, the gross profit rate increased in all segments. The NextGen and GTA acquisitions accounted for approximately 30 basis points of the gross profit rate growth.

Total SG&A expenses decreased 0.2% on a reported basis, due primarily to the effect of currency exchange rates. On a CC basis, SG&A expenses increased 0.7% due primarily to the addition of SG&A expenses from the NextGen and GTA acquisitions. Also included in SG&A expenses for 2019 are restructuring charges of $5.5 million, related primarily to the U.S. branch-based staffing operations.

Gain on sale of assets primarily represents the excess of the proceeds over the cost of an unused parcel of land located near the Company headquarters sold during the second quarter of 2019. Asset impairment charge represents the write-off of previously capitalized costs associated with a new U.S. front and middle office technology development project which management determined would not be completed but replaced by an enhanced and expanded use of an existing technology platform.

Diluted earnings per share for 2019 were $2.84, as compared to diluted earnings per share of $0.58 for 2018. Diluted earnings per share for 2019 were favorably impacted by a gain, net of tax, of approximately $0.63 per share related to the investment in Persol Holdings, a gain, net of tax, of approximately $0.23 per share related to the sale of assets and a gain, net of tax, of approximately $0.22 per share related to acquisitions. Diluted earnings per share for 2019 were unfavorably impacted by approximately $0.30 per share related to the asset impairment charge, net of tax, and approximately $0.10 per share related to restructuring charges, net of tax. Diluted earnings per share for 2018 were unfavorably impacted by a loss, net of tax, of approximately $1.69 per share related to the investment in Persol Holdings.

Americas Staffing
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$2,320.1	$2,417.7	(4.0)%		(3.8)%
Gross profit	429.5	441.3	(2.7)		(2.5)
SG&A expenses excluding restructuring charges	367.2	364.2	0.8		1.0
Restructuring charges	5.5	—	NM		NM
Total SG&A expenses	372.7	364.2	2.3		2.6
Earnings from operations	56.8	77.1	(26.3)
Earnings from operations excluding restructuring charges	62.3	77.1	(19.2)

Gross profit rate	18.5%	18.3%	0.2	pts.
Conversion rate	13.2	17.5	(4.3)
Conversion rate excluding restructuring charges	14.5	17.5	(3.0)
Return on sales	2.4	3.2	(0.8)
Return on sales excluding restructuring charges	2.7	3.2	(0.5)

Americas Staffing includes the impact of the January 2019 NextGen acquisition. Excluding NextGen, Americas Staffing revenue from services reflects a 10% decrease in hours volume and a 2.1% increase in average bill rates (2.3% on a CC basis). The decrease in hours volume was primarily due to the disruption resulting from the restructure of the U.S. branch-based staffing in the first quarter of 2019 and slower achievement of the related benefits. The increase in average bill rates was the result of wage increases and stronger revenue growth in our service lines with higher pay rates. Americas Staffing represented 43% of total Company revenue in 2019 and 44% in 2018.

From a staffing specialty perspective, the change in revenue reflects decreases in volume in our light industrial and office services specialties. These decreases were partially offset by an increase in engineering (due primarily to the NextGen acquisition), educational staffing and science specialties.

The Americas Staffing gross profit rate increased in comparison to the prior year. The gross profit rate was positively impacted by the addition of NextGen.

Total SG&A expenses increased 2.3% from the prior year, due primarily to the addition of NextGen SG&A expenses during 2019. Also included in total SG&A expenses for 2019 are restructuring charges primarily related to U.S. branch-based staffing operations of $5.5 million, representing primarily severance costs.

GTS
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$2,024.5	$1,997.4	1.4%		1.6%
Gross profit	400.5	381.1	5.1		5.6
Total SG&A expenses	293.1	296.5	(1.2)		(0.6)
Earnings from operations	107.4	84.6	26.9

Gross profit rate	19.8%	19.1%	0.7	pts.
Conversion rate	26.8	22.2	4.6
Return on sales	5.3	4.2	1.1

Revenue from services increased 1.4% compared to last year, due primarily to the increase in revenue from the GTA acquisition, combined with program expansion in our BPO and KellyConnect products. These increases were partially offset by lower demand from a number of customers in centrally delivered staffing. GTS revenue represented 38% of total Company revenue in 2019 and 36% in 2018.

The increase in the GTS gross profit rate was due to improving product mix coupled with lower employee-related costs.

Total SG&A expenses decreased 1.2% from the prior year on a reported basis and 0.6% on a CC basis, due to proactive cost management in a growth environment, as we continue to align our resources and spending levels with volumes and gross profit in our products. These decreases were partially offset by an increase in SG&A expenses related to the January 2019 acquisition of GTA.

International Staffing
(Dollars in millions)

	2019	2018	Change		CC Change
Revenue from services	$1,025.9	$1,116.6	(8.1)%		(4.0)%
Gross profit	140.5	152.3	(7.7)		(3.6)
Total SG&A expenses	125.3	132.3	(5.3)		(1.2)
Earnings from operations	15.2	20.0	(24.1)

Gross profit rate	13.7%	13.6%	0.1	pts.
Conversion rate	10.8	13.2	(2.4)
Return on sales	1.5	1.8	(0.3)

In comparison to the prior year, International Staffing revenue from services decreased 8.1% on a reported basis and 4.0% on a CC basis. The decline was primarily due to revenue declines in France and Germany, reflecting current staffing market conditions. These decreases were partially offset by increased revenue in Russia, due to higher hours volume. International Staffing represented 19% of total Company revenue in 2019 and 20% in 2018.

The International Staffing gross profit decreased 7.7% on a reported basis and 3.6% on a CC basis as a result of declining revenue.

Total SG&A expenses decreased 5.3% on a reported basis and 1.2% on a CC basis due to continued effective cost management to align to revenue trends.

Results of Operations
2018 versus 2017

Total Company
(Dollars in millions except per share data)

	2018	2017	Change		CC Change
Revenue from services	$5,513.9	$5,374.4	2.6%		2.2%
Gross profit	972.2	954.1	1.9		1.6
SG&A expenses excluding restructuring charges	884.8	868.4	1.9		1.6
Restructuring charges	—	2.4	NM		NM
Total SG&A expenses	884.8	870.8	1.6		1.4
Earnings from operations	87.4	83.3	5.0
Earnings from operations excluding restructuring charges	87.4	85.7	2.1
Diluted earnings per share	$0.58	$1.81	(68.0)

Staffing fee-based income (included in revenue from services)	68.6	57.3	19.6		19.0
Gross profit rate	17.6%	17.8%	(0.2)	pts.
Conversion rate	9.0	8.7	0.3
Conversion rate excluding restructuring charges	9.0	9.0	—
Return on sales	1.6	1.5	0.1
Return on sales excluding restructuring charges	1.6	1.6	—

Total Company revenue from services for 2018 was up 2.6% in comparison to 2017 on a reported basis, and up 2.2% on a CC basis, reflecting the weakening of the U.S. dollar against several currencies, primarily the Euro in the first half of 2018. As more fully described in the following discussions, revenue increased in Americas Staffing and International Staffing, while GTS revenue was relatively flat.

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

Diluted earnings per share for 2018 were $0.58, as compared to $1.81 for 2017. Diluted earnings per share for 2018 were impacted by a loss, net of tax, of approximately $1.69 per share related to the investment in Persol Holdings. Diluted earnings per share for 2017 were impacted by approximately $0.35 per share related to the impact of revaluing net deferred tax assets as a result of the U.S. Tax Cuts and Jobs Act and approximately $0.04 per share related to restructuring charges.

Americas Staffing
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$2,417.7	$2,345.9	3.1%		3.4%
Gross profit	441.3	429.1	2.9		3.1
SG&A expenses excluding restructuring charges	364.2	346.0	5.2		5.5
Restructuring charges	—	0.4	NM		NM
Total SG&A expenses	364.2	346.4	5.1		5.4
Earnings from operations	77.1	82.7	(6.7)
Earnings from operations excluding restructuring charges	77.1	83.1	(7.1)

Gross profit rate	18.3%	18.3%	—	pts.
Conversion rate	17.5	19.3	(1.8)
Conversion rate excluding restructuring charges	17.5	19.3	(1.8)
Return on sales	3.2	3.5	(0.3)
Return on sales excluding restructuring charges	3.2	3.5	(0.3)

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

The Americas Staffing gross profit rate was unchanged from 2017. Increases related to higher staffing fee-based income and lower payroll taxes were offset by unfavorable customer mix.

The increase in total SG&A expenses was due primarily to higher costs for recruiting and sales resources and additional effort to attract and place candidates in the current talent environment, combined with SG&A expenses related to TOC.

GTS
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,997.4	$1,998.9	(0.1)%		(0.1)%
Gross profit	381.1	373.7	2.0		1.8
SG&A expenses excluding restructuring charges	296.5	294.7	0.6		0.4
Restructuring charges	—	2.0	NM		NM
Total SG&A expenses	296.5	296.7	—		0.2
Earnings from operations	84.6	77.0	9.8
Earnings from operations excluding restructuring charges	84.6	79.0	7.1

Gross profit rate	19.1%	18.7%	0.4	pts.
Conversion rate	22.2	20.6	1.6
Conversion rate excluding restructuring charges	22.2	21.1	1.1
Return on sales	4.2	3.9	0.3
Return on sales excluding restructuring charges	4.2	4.0	0.2

Revenue from services was flat in comparison to 2017. Lower demand in specific customers in centrally delivered staffing and PPO was offset by increased revenue in BPO, KellyConnect and CWO from program expansions and new customer wins in each product. GTS revenue represented 36% of total Company revenue in 2018 and 37% in 2017.

The increase in the GTS gross profit rate was due to improving product mix, partially offset by increases in employee-related healthcare costs.

Total SG&A expenses were flat in comparison to 2017. Increased headcount and costs related to new programs and expansion of programs in the CWO, BPO and KellyConnect practices were partially offset by lower salary costs in centrally delivered staffing and PPO. Additionally, the year-over-year change in total SG&A expenses was impacted by restructuring charges of $2.0 million in 2017, representing severance relating to an initiative to optimize our GTS service delivery models.

International Staffing
(Dollars in millions)

	2018	2017	Change		CC Change
Revenue from services	$1,116.6	$1,048.2	6.5%		4.0%
Gross profit	152.3	153.7	(0.9)		(3.2)
Total SG&A expenses	132.3	131.6	0.5		(1.4)
Earnings from operations	20.0	22.1	(9.5)

Gross profit rate	13.6%	14.7%	(1.1)	pts.
Conversion rate	13.2	14.4	(1.2)
Return on sales	1.8	2.1	(0.3)

The change in International Staffing revenue from services reflects primarily a 6% increase in average bill rates (a 3% increase on a CC basis), due to customer and country mix. Hours volume was flat in comparison to 2017. International Staffing represented 20% of total Company revenue in both 2018 and 2017.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash totaled $31.0 million at year-end 2019, compared to $40.1 million at year-end 2018. As further described below, during 2019, we generated $102.2 million of cash from operating activities, used $94.3 million of cash for investing activities and used $16.1 million of cash for financing activities.

Operating Activities

In 2019, we generated $102.2 million of net cash from operating activities, as compared to generating $61.4 million in 2018 and $70.8 million in 2017. The change from 2018 to 2019 was primarily driven by working capital changes. The change from 2017 to 2018 was primarily driven by working capital changes and an increase in performance-based compensation payments.

Trade accounts receivable totaled $1.3 billion at year-end 2019 and 2018. Global DSO for the fourth quarter was 58 days for 2019, compared to 55 days for 2018. The increase in DSO reflects both increasing pressure to extend payment terms from our large customers and the timing of customer payments at year end.

Our working capital position (total current assets less total current liabilities) was $521.6 million at year-end 2019, an increase of $18.6 million from year-end 2018. The current ratio (total current assets divided by total current liabilities) was 1.6 at year-end 2019 and 2018.

Investing Activities

In 2019, we used $94.3 million of net cash for investing activities, compared to using $29.8 million in 2018 and using $61.0 million in 2017. Included in cash used for investing activities in 2019 is $50.8 million for the acquisition of NextGen in January 2019, net of cash received, $35.6 million for the acquisition of GTA in January 2019, net of cash received, and $4.4 million for loans to PersolKelly Asia Pacific to fund working capital requirements. These uses of cash were partially offset by proceeds of $13.8 million primarily from the sale of unused land during the second quarter of 2019.

Included in cash used for investing activities in 2018 is $7.0 million for loans to PersolKelly Asia Pacific to fund working capital requirements as a result of their sustained revenue growth and $5.0 million for an investment in equity securities relating to the Company’s investment in Business Talent Group, LLC, partially offset by $7.9 million for proceeds from company-owned life insurance. Included in cash used for investing activities in 2017 is $37.2 million for the acquisition of Teachers On Call, net of the cash received.

Capital expenditures, which totaled $20.0 million in 2019, $25.6 million in 2018 and $24.6 million in 2017, were primarily related to the Company’s technology programs in 2019 and primarily related to the Company's technology programs, IT infrastructure and headquarters building improvements in 2018 and 2017.

Financing Activities

In 2019, we used $16.1 million of cash for financing activities, as compared to using $26.5 million in 2018 and using $3.4 million in 2017. Changes in net cash from financing activities were primarily related to dividend payments in 2019, 2018 and 2017. Dividends paid per common share were $0.30 in 2019, 2018 and 2017. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.

Changes in net cash from financing activities are also impacted by short-term borrowing activities. Debt totaled $1.9 million at year-end 2019 and was $2.2 million at year-end 2018. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.1% at year-end 2019 and 0.2% at year-end 2018.

In 2019, the net change in short-term borrowings was primarily due to payments on local lines of credit. In 2018, the net change in short-term borrowings was primarily due to payments on our revolving credit facility. In 2017, the net change in short-term borrowings was primarily due to borrowings on our revolving credit facility.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2019:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Leases	$74.4	$24.6	$33.6	$11.8	$4.4
Short-term borrowings	1.9	1.9	—	—	—
Accrued workers’ compensation	71.5	25.7	21.5	8.6	15.7
Accrued retirement benefits	207.7	20.4	40.7	40.9	105.7
Other liabilities	8.9	2.2	3.8	1.1	1.8
Uncertain income tax positions	1.1	0.5	0.2	0.1	0.3
Purchase obligations	45.6	19.5	14.6	11.5	—

Total	$411.1	$94.8	$114.4	$74.0	$127.9

Purchase obligations above represent unconditional commitments relating primarily to technology services and online tools which we expect to utilize generally within the next two fiscal years, in the ordinary course of business. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. We are reviewing other potential sources of liquidity, such as wage subsidy receivables outside the U.S., in an effort to potentially monetize such sources. Additional funding sources could include asset-based lending or additional bank facilities. In addition, on December 4, 2019, we entered into an agreement to sell three headquarters properties. See the Assets Held for Sale footnote in the notes to our consolidated financial statements for more information.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2019 year end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

We manage our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities.

At year-end 2019, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $97.7 million of available capacity on our $150.0 million securitization facility. The securitization facility had no short-term borrowings and $52.3 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly, we may need to seek additional sources of funds. Throughout 2019 and as of the 2019 year end, we met the debt covenants related to our revolving credit facility and securitization facility.

At year-end 2019, we also had additional unsecured, uncommitted short-term credit facilities totaling $11.1 million, under which we had $1.1 million of borrowings. Details of our debt facilities as of the 2019 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

On January 14, 2020, we acquired the membership interests of a company for $34.5 million, using cash on hand. See the Subsequent Event footnote in the notes to our consolidated financial statements for more information.

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

We evaluate the accrual quarterly and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $59.5 million and $61.4 million at year-end 2019 and 2018, respectively.

Business Combinations

We account for business combinations using the acquisition method of accounting, in which the purchase price is allocated for assets acquired and liabilities assumed and recorded at the estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Management is required to make significant assumptions and estimates in determining the fair value of the assets acquired, particularly intangible assets. Purchased intangible assets are primarily comprised of acquired trade names and customer relationships that are recorded at fair value at the date of acquisition. We utilize third-party valuation specialists to assist us in the determination of the fair value of the intangibles. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about projected revenue growth and discount rates. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about projected revenue growth, customer attrition, and discount rates. Determining the useful lives of intangible assets also requires judgment and are inherently uncertain. There is a measurement period of up to one year in which to finalize the fair value determinations and preliminary fair value estimates may be revised if new information is obtained during this period.

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

Equity Method Investment

We account for our investment in PersolKelly Asia Pacific under the equity method of accounting on a one quarter lag. We review our equity method investment for indicators of impairment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. An impairment assessment requires the exercise of judgment related to financial trends, forecasts, relevant events, as well as any operating, economic, legal or regulatory changes that may have an impact on the investment. There were no indicators of an other-than-temporary impairment in 2019 or 2018.

As of year-end 2019 and 2018, the equity method investment was $117.2 million and $121.3 million, respectively. See the Investment in PersolKelly Asia Pacific footnote in the notes to our consolidated financial statements.

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

To derive the estimated fair value of reporting units, we primarily relied on an income approach. We also utilized various market approaches to validate the fair value determined using the income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2019 and 2018 and determined that goodwill was not impaired. In 2019 and 2018, we performed a step one quantitative assessment for the Americas Staffing and GTS reporting units.

Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from these businesses could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. As a measure of sensitivity, both reporting units have an estimated fair value more than 150% of the carrying value in 2019 and reducing our revenue growth rate assumptions by 45% would not result in the estimated fair value falling below carrying value for both reporting units.

At year-end 2019 and 2018, total goodwill amounted to $127.8 million and $107.3 million, respectively. See the Goodwill and Intangible Assets footnote in the notes to our consolidated financial statements for more information.

Litigation

Kelly is subject to legal proceedings, investigations and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel and results of similar litigation. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2019 and 2018, the gross accrual for litigation costs amounted to $9.9 million and $12.8 million, respectively, which are included in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, competitive market pressures including pricing and technology introductions and disruptions, changing market and economic conditions, our ability to achieve our business strategy, the risk of damage to our brand, the risk our intellectual property assets could be infringed upon or compromised, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing and services connecting talent to independent work, our increasing dependency on third parties for the execution of critical functions, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates including PersolKelly Asia Pacific, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with the government or government contractors, risks associated with conducting business in foreign countries, including foreign currency fluctuations, the exposure to potential market and currency exchange risks relating to our investment in Persol Holdings, risks associated with violations of anti-corruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyberattacks or other breaches of network or information technology security, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology projects, our ability to maintain adequate financial and management processes and controls, risk of potential impairment charges triggered by adverse industry developments or operational circumstances, unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, the impact of changes in laws and regulations (including federal, state and international tax laws), competition law risks, the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to realize value from our tax credit and net operating loss carryforwards, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we have no intention to update these statements. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2019 earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 44 of this filing and are presented in pages 45-90.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the consolidated financial statements on page 45 of this report.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 29, 2019, as stated in their report which appears herein.

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

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals serve as executive officers of the Company as of December 29, 2019:

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Peter W. Quigley President and Chief Executive Officer	58	2004	Served as officer of the Company.

Olivier G. Thirot Executive Vice President and Chief Financial Officer	58	2008	Served as officer of the Company.

Peter M. Boland Senior Vice President Chief Marketing Officer	55	2018	January 2018 - Present Served as officer of the Company. January 2012 - June 2017 SVP Brand Marketing - Charles Schwab & Co., San Francisco, CA

James H. Bradley Senior Vice President, Global Business Services and Global Talent Solutions	55	1996	Served as officer of the Company.

Hannah S. Lim-Johnson Senior Vice President and Chief Legal Officer	48	2017	September 2017 - Present
Served as officer of the Company.

October 2016 - April 2017
Deputy General Counsel, Chief Litigation
Counsel & Assistant Corporate Secretary -
PSEG, Newark, NJ

June 2012 - September 2016
VP, Chief Litigation & Chief Compliance
Counsel - ADT Corp, Boca Raton, FL

Laura S. Lockhart Vice President, Corporate Controller and Chief Accounting Officer	50	2008	Served as officer of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 91. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders - Evergreen provision (1), (2)	—	$—	—

Equity compensation plans approved by security holders - Fixed Share provision (1), (3)	—	—	3,448,495

Equity compensation plans not approved by security holders (4)	—	—	—

Total	—	$—	3,448,495
(1)The equity compensation plan approved by our stockholders is our Equity Incentive Plan.

(2)The Evergreen provision applied to shares granted prior to May 10, 2017, and the Equity Incentive Plan provided that the maximum number of shares available for grants, including restricted stock, was 15 percent of the outstanding Class A common stock, adjusted for plan activity over the preceding five years. The Company has no plans to issue additional shares under the Evergreen provision that was in effect prior to May 10, 2017.

The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Evergreen provision excludes: 31,109 shares of restricted stock; performance shares that have been earned but not yet vested totaling 48,680 shares of financial measure performance awards, zero shares of total shareholder return performance awards, and 12,701 shares of single financial measure performance awards.

(3)The Fixed Share provision applies to shares granted on and after May 10, 2017, and the amended Equity Incentive Plan provides that the maximum number of shares available for grants is 4,700,000.

The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Fixed Share provision excludes: 328,351 shares of restricted stock; performance shares that have been earned but not yet vested totaling 20,232 of financial measure performance awards, zero total shareholder return performance awards, and 78,208 single financial measure performance awards; and performance shares granted to employees and not yet earned or vested totaling 570,980 shares of financial measure performance awards and 103,684 shares of total shareholder return performance awards, each calculated using an assumed maximum award performance level of 200%, at December 29, 2019.

(4)The Non-Employee Directors Deferred Compensation Plan is an equity compensation plan that has not been approved by our stockholders. This plan provides non-employee directors with the opportunity to defer all or a portion of the fees they receive. Participants may elect to have director fees that are paid in either cash or common stock, deferred into the plan. Participants choose from a list of investment funds as determined by the Company for their deferrals of cash. Deferrals of common stock must remain in common stock. Amounts deferred under the plan are subject to applicable tax withholding. The plan is intended to be a non-qualified deferred compensation arrangement in compliance with Section 409A of the Code. Shares acquired by participants in this plan will be issued from the share reserve stated in the EIP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed as part of this report:

(i)Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the three fiscal years ended December 29, 2019

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 29, 2019

Consolidated Balance Sheets at December 29, 2019 and December 30, 2018

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 29, 2019

Consolidated Statements of Cash Flows for the three fiscal years ended December 29, 2019

Notes to Consolidated Financial Statements

(ii)Financial Statement Schedule -

For the three fiscal years ended December 29, 2019:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(iii)The Exhibits are listed in the Index to Exhibits included beginning at page 91, which is incorporated herein by reference.

(b)The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 91 of this filing.

(c)None.

ITEM 16. FORM 10-K SUMMARY.

None.

KELLY SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND
SUPPLEMENTAL SCHEDULE

Management’s Report on Internal Control Over Financial Reporting

The management of Kelly Services, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may change.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management determined that, as of December 29, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 46-48.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kelly Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kelly Services, Inc. and its subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 25 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers and investments in equity securities in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Workers’ Compensation

As described in Note 1 to the consolidated financial statements, in the U.S., the Company has a combination of insurance and self-insurance contracts under which they effectively bear the first $1.0 million of risk per single accident. Management establishes the accrual for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. As of December 29, 2019, the accrual for workers’ compensation, net of related receivables, is $59.5 million. Management retains an independent consulting actuary to establish loss development factors, based on historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of the ultimate claims liability. In preparing the estimates, the consulting actuary considers a number of assumptions and multiple generally accepted actuarial methods in the course of preparing the loss forecast for claims. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, management records a receivable from the insurance company for the excess amount. Management evaluates the accrual quarterly throughout the year and makes adjustments as needed.

The principal considerations for our determination that performing procedures relating to workers’ compensation is a critical audit matter are (i) there was significant judgment by management when determining the actuarial methods and the significant assumptions to use in establishing the accrual for workers’ compensation claims, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing our procedures and evaluating management’s actuarial methods and significant assumptions, including the loss development factors and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accrual for workers’ compensation, including controls over the actuarial methods and development of significant assumptions. These procedures also included, among others, obtaining and evaluating the Company’s workers’ compensation plan documents and testing the completeness and accuracy of data used in management’s accrual, including incurred and paid claims. Testing management’s process included evaluating the actuarial methods and significant assumptions, including the loss development factors used by management to estimate the workers’ compensation accrual, and using professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Acquisitions of NextGen Global Resources and Global Technology Associates –Valuation of Intangible Assets

As described in Notes 1 and 4 to the consolidated financial statements, in 2019, the Company completed acquisitions of NextGen Global Resources LLC (NextGen) for $54.3 million and Global Technology Associates, LLC (GTA) for $35.7 million, for which approximately $21.5 million and $17.3 million of intangible assets were recorded, respectively. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about projected revenue growth and discount rates. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about projected revenue growth, customer attrition, and discount rates.

The principal considerations for our determination that performing procedures relating to the acquisitions of NextGen and GTA and the related valuation of intangible assets is a critical audit matter are (i) there was a high degree of auditor subjectivity in applying our procedures relating to the fair value measurement of the intangible assets due to the significant judgment by management when developing these estimates, (ii) significant audit effort and auditor judgment was required in assessing the significant assumptions used in the valuation of the intangible assets, including the revenue growth rates, the customer attrition rates, and the discount rates, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over development of the significant assumptions related to the valuation of the intangible assets, including the revenue growth rates, the customer attrition rates, and the discount rates. These procedures also included, among others, reading the purchase agreements and testing management’s process for estimating the fair value of the intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy, and relevance of underlying data used in calculating the estimates, and the reasonableness of significant assumptions, including the revenue growth rates, the customer attrition rates, and the discount rates, including using professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained. Evaluating the reasonableness of the revenue growth rates and customer attrition rates involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. The discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 13, 2020

We have served as the Company’s auditor since 1960.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2019	2018	2017
	(In millions of dollars except per share items)
Revenue from services	$5,355.6	$5,513.9	$5,374.4

Cost of services	4,387.2	4,541.7	4,420.3

Gross profit	968.4	972.2	954.1

Selling, general and administrative expenses	883.1	884.8	870.8

Gain on sale of assets	(12.3)	—	—

Asset impairment charge	15.8	—	—

Earnings from operations	81.8	87.4	83.3

Gain (loss) on investment in Persol Holdings	35.8	(96.2)	—

Other income (expense), net	(1.2)	(0.6)	(1.6)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	116.4	(9.4)	81.7

Income tax expense (benefit)	0.4	(27.1)	12.8

Net earnings before equity in net earnings (loss) of affiliate	116.0	17.7	68.9

Equity in net earnings (loss) of affiliate	(3.6)	5.2	2.7

Net earnings	$112.4	$22.9	$71.6

Basic earnings per share	$2.85	$0.59	$1.84
Diluted earnings per share	$2.84	$0.58	$1.81

Average shares outstanding (millions):
Basic	39.1	38.8	38.3
Diluted	39.2	39.1	39.0

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2019	2018	2017
	(In millions of dollars)
Net earnings	$112.4	$22.9	$71.6

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.1 million, tax benefit of $0.4 million and tax expense of $0.2 million, respectively	2.5	(8.4)	16.4
Less: Reclassification adjustments included in net earnings	—	(0.4)	—
Foreign currency translation adjustments	2.5	(8.8)	16.4

Unrealized gains (losses) on investment, net of tax expense of $0.0 million, $0.0 million and $30.2 million, respectively	—	—	56.2

Pension liability adjustments, net of tax benefit of $0.3 million, tax expense of $0.2 million and tax benefit of $0.1 million, respectively	(1.3)	0.8	(0.6)
Less: Reclassification adjustments included in net earnings	0.1	0.1	0.1
Pension liability adjustments	(1.2)	0.9	(0.5)

Other comprehensive income (loss)	1.3	(7.9)	72.1

Comprehensive income	$113.7	$15.0	$143.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2019	2018
	(In millions of dollars)
Assets
Current Assets
Cash and equivalents	$25.8	$35.3
Trade accounts receivable, less allowances of $12.9 million and $13.2 million, respectively	1,282.2	1,293.3
Prepaid expenses and other current assets	76.5	71.9
Properties held for sale	21.2	—
Total current assets	1,405.7	1,400.5

Noncurrent Assets
Property and equipment:
Property and equipment	225.8	294.7
Accumulated depreciation	(182.7)	(208.4)
Net property and equipment	43.1	86.3
Operating lease right-of-use assets	60.4	—
Deferred taxes	229.1	198.7
Goodwill, net	127.8	107.3
Investment in Persol Holdings	173.2	135.1
Investment in equity affiliate	117.2	121.3
Other assets	324.1	265.2
Total noncurrent assets	1,074.9	913.9

Total Assets	$2,480.6	$2,314.4

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2019	2018
	(In millions of dollars)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$1.9	$2.2
Accounts payable and accrued liabilities	503.6	540.6
Operating lease liabilities	20.1	—
Accrued payroll and related taxes	267.6	266.0
Accrued workers' compensation and other claims	25.7	26.0
Income and other taxes	65.2	62.7
Total current liabilities	884.1	897.5

Noncurrent Liabilities
Operating lease liabilities	43.3	—
Accrued workers' compensation and other claims	45.8	50.5
Accrued retirement benefits	187.4	162.9
Other long-term liabilities	55.5	44.0
Total noncurrent liabilities	332.0	257.4

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 36.6 million shares issued at 2019 and 2018	36.6	36.6
Class B common stock, 10.0 million shares authorized; 3.5 million shares issued at 2019 and 2018	3.5	3.5
Treasury stock, at cost
Class A common stock, 1.0 million shares at 2019 and 1.2 million at 2018	(20.3)	(25.4)
Class B common stock	(0.6)	(0.6)
Paid-in capital	22.5	24.4
Earnings invested in the business	1,238.6	1,138.1
Accumulated other comprehensive income (loss)	(15.8)	(17.1)
Total stockholders' equity	1,264.5	1,159.5

Total Liabilities and Stockholders' Equity	$2,480.6	$2,314.4

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2019	2018	2017
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—
Balance at end of year	36.6	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	—	—	—
Balance at end of year	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(25.4)	(34.6)	(38.4)
Net issuance of stock awards	5.1	9.2	3.8
Balance at end of year	(20.3)	(25.4)	(34.6)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	24.4	32.2	28.6
Net issuance of stock awards	(1.9)	(7.8)	3.6
Balance at end of year	22.5	24.4	32.2

Earnings Invested in the Business
Balance at beginning of year	1,138.1	983.6	923.6
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	140.0	—
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue	—	3.4	—
Net earnings	112.4	22.9	71.6
Dividends	(11.9)	(11.8)	(11.6)
Balance at end of year	1,238.6	1,138.1	983.6

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(17.1)	130.8	58.7
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	(140.0)	—
Other comprehensive income (loss), net of tax	1.3	(7.9)	72.1
Balance at end of year	(15.8)	(17.1)	130.8
Stockholders’ Equity at end of year	$1,264.5	$1,159.5	$1,151.5
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018	2017
	(In millions of dollars)
Cash flows from operating activities:
Net earnings	$112.4	$22.9	$71.6
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	31.6	26.2	22.7
Operating lease asset amortization	22.3	—	—
Provision for bad debts	4.1	3.0	5.6
Stock-based compensation	5.6	8.1	9.1
Deferred income taxes	(18.3)	(47.5)	(5.9)
(Gain) loss on investment in Persol Holdings	(35.8)	96.2	—
(Gain) on sale of assets	(12.3)	—	—
Asset impairment charge	15.8	—	—
Equity in net (earnings) loss of PersolKelly Asia Pacific	3.6	(5.2)	(2.7)
Other, net	(0.4)	(0.8)	0.2
Changes in operating assets and liabilities, net of acquisitions	(26.4)	(41.5)	(29.8)

Net cash from operating activities	102.2	61.4	70.8

Cash flows from investing activities:
Capital expenditures	(20.0)	(25.6)	(24.6)
Acquisition of companies, net of cash received	(86.4)	—	(37.2)
Investment in equity securities	(1.0)	(5.0)	—
Loans to equity affiliate	(4.4)	(7.0)	0.6
Proceeds from sale of assets	13.8	—	—
Proceeds from company-owned life insurance	3.0	7.9	—
Other investing activities	0.7	(0.1)	0.2

Net cash used in investing activities	(94.3)	(29.8)	(61.0)

Cash flows from financing activities:
Net change in short-term borrowings	(0.3)	(7.8)	10.1
Financing lease payments	(0.7)	—	—
Dividend payments	(11.9)	(11.8)	(11.6)
Payments of tax withholding for restricted shares	(2.5)	(6.9)	(1.8)
Other financing activities	(0.7)	—	(0.1)

Net cash used in financing activities	(16.1)	(26.5)	(3.4)

Effect of exchange rates on cash, cash equivalents and restricted cash	(0.9)	(1.9)	(3.8)

Net change in cash, cash equivalents and restricted cash	(9.1)	3.2	2.6
Cash, cash equivalents and restricted cash at beginning of year	40.1	36.9	34.3

Cash, cash equivalents and restricted cash at end of year (1)	$31.0	$40.1	$36.9

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheet:

	2019	2018	2017
	(In millions of dollars)
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$25.8	$35.3	$32.5
Restricted cash included in prepaid expenses and other current assets	0.2	0.1	—
Noncurrent assets:
Restricted cash included in other assets	5.0	4.7	4.4
Cash, cash equivalents and restricted cash at end of year	$31.0	$40.1	$36.9

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a specialty talent and workforce solutions provider operating throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 29, 2019 (2019), December 30, 2018 (2018) and December 31, 2017 (2017), all of which contained 52 weeks. Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis. The Company’s operations in Brazil are accounted for on a one-month lag. The Company’s equity method investment in PersolKelly Asia Pacific are accounted for on a one-quarter lag (see Investment in PersolKelly Asia Pacific footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period.

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

Investment in PersolKelly Asia Pacific The Company has a 49% ownership interest in its equity affiliate, PersolKelly Asia Pacific, which is accounted for under the equity method. The operating results of the equity affiliate are recorded on a one-quarter lag and included in equity in net earnings (loss) of affiliate in the consolidated statements of earnings.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
fundamentally from SG&A expenses in that they arise specifically from the action of providing our services to customers whereas SG&A costs are incurred regardless of whether or not we place temporary employees with our customers.

Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $9.4 million in 2019, $8.7 million in 2018 and $7.9 million in 2017.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts receivable, workers’ compensation, goodwill and long-lived asset impairment, valuation of acquired intangibles, impairment of equity affiliates, litigation costs and income taxes. Actual results could differ materially from those estimates.

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

Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

Category	2019	2018	Life
	(In millions of dollars)
Land	$—	$3.8		—
Work in process	2.7	12.2		—
Buildings and improvements	13.0	65.3	15	to	40 years
Computer hardware and software	153.1	153.3	3	to	12 years
Equipment, furniture and fixtures	34.1	34.6		5	years
Leasehold improvements	22.9	25.5	The lesser of the life of the lease or 5 years.
Total property and equipment	$225.8	$294.7

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service. Depreciation expense was $25.3 million for 2019, $24.0 million for 2018 and $21.8 million for 2017.

Leases See Leases footnote for a description of the accounting policy related to leases.

Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the acquisition date fair value of net assets acquired. Purchased intangible assets are primarily comprised of acquired trade name and customer relationships that are recorded at fair value at the date of acquisition. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about projected revenue growth and discount rates. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about projected revenue growth, customer attrition, and discount rates.

Purchased intangible assets with definite lives are amortized over their respective useful lives (from 4 to 15 years) on a straight-line basis or, if appropriate, on an accelerated basis commensurate with the related cash flows.

Impairment of Long-Lived Assets, Intangible Assets, Goodwill, Equity Method Investments and Equity Securities The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When estimated undiscounted future cash flows will not be sufficient to recover the carrying amount of the asset group, in which the long-lived asset being tested for impairment resides, the asset is written down to its estimated fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or estimated fair value less cost to sell.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We test goodwill for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. We have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. To derive the estimated fair value of reporting units, we primarily relied on an income approach. We also utilized various market approaches to validate the fair value determined using the income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units.

If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill would be deemed impaired and would be written down to the extent of the difference.

We evaluate our equity method investment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of our equity method investment, we will adjust our carrying amount of our investment to the adjusted fair value.

We evaluate our equity securities measured under the measurement alternative for indicators of impairment on a quarterly basis and whenever observable price changes occur. The measurement alternative represents cost, less impairment, plus or minus observable price changes. Quarterly, we also confirm the securities still qualify to be measured in accordance with the measurement alternative. The value of the securities will be adjusted for any increases or decreases as a result of an observable price change.

Accounts Payable Included in accounts payable are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $5.9 million and $7.3 million at year-end 2019 and 2018.

Accrued Payroll and Related Taxes Included in accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $21.9 million and $22.9 million at year-end 2019 and 2018, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

Stock-Based Compensation The Company may grant restricted stock awards and units (collectively, “restricted stock”) and performance awards to key employees associated with the Company’s Class A stock. The Company utilizes the market price on the date of grant as the fair value for restricted stock and the market price on the date of grant less the present value of the expected dividends not received during the vesting period for performance awards. The Company also estimates the fair value of performance awards related to relative total shareholder return or awards with a total shareholder return modifier using a Monte Carlo simulation model. The value of awards is recognized as expense, net of forfeitures as they occur, over the requisite service periods in SG&A expense in the Company’s consolidated statements of earnings.

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

2.  Revenue

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

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

Revenue Disaggregated by Service Type

Staffing solutions can be branch-delivered (Americas and EMEA regions) or centrally delivered (within Global Talent Solutions ("GTS")). Our Americas Staffing segment is organized to deliver services in a number of specialty staffing solutions, which are summarized as: commercial, specialized professional/technical ("PT") and educational staffing. Permanent placement solutions can be branch-delivered (Americas and EMEA regions) or centrally delivered (within GTS). In addition to centrally delivered staffing services, our GTS segment also includes talent solutions (contingent workforce outsourcing "CWO," payroll process outsourcing "PPO," and recruitment process outsourcing "RPO,") and outcome-based services (business process outsourcing "BPO," KellyConnect, career transition/outplacement services and talent advisory services).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents our segment revenues disaggregated by service type (in millions).

	December Year to Date
	2019	2018
Branch-Delivered Staffing
Americas Staffing
Staffing Solutions
Commercial	$1,502.3	$1,679.6
Education	451.9	428.0
Professional/Technical	332.4	272.2
Permanent Placement	33.5	37.9
Total Americas Staffing	2,320.1	2,417.7

International Staffing
Staffing Solutions	1,001.1	1,087.7
Permanent Placement	24.8	28.9
Total International Staffing	1,025.9	1,116.6

Global Talent Solutions
Talent Fulfillment
Staffing Solutions	1,015.5	1,117.6
Permanent Placement	1.8	1.9
Talent Solutions	365.8	362.8
Total Talent Fulfillment	1,383.1	1,482.3

Outcome-Based Services	641.4	515.1
Total Global Talent Solutions	2,024.5	1,997.4

Total Intersegment	(14.9)	(17.8)

Total Revenue from Services	$5,355.6	$5,513.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our GTS segment operates in Americas, EMEA and APAC regions. For 2019 and 2018, GTS made up $1,955.5 million and $1,929.3 million in total Americas, respectively, $42.1 million and $45.9 million in total EMEA, respectively, and the entire balance in APAC.

The below table presents our revenues disaggregated by geography (in millions):

	December Year to Date
	2019	2018
Americas
United States	$3,892.5	$3,930.0
Canada	136.1	142.4
Mexico	123.6	125.0
Puerto Rico	74.6	96.6
Brazil	34.1	35.2
Total Americas	4,260.9	4,329.2

EMEA
France	248.6	278.9
Switzerland	200.7	212.7
Portugal	179.8	196.9
Russia	117.6	100.4
United Kingdom	103.1	108.8
Italy	75.9	77.5
Germany	41.6	57.1
Ireland	33.1	44.6
Other	67.5	85.6
Total EMEA	1,067.9	1,162.5

Total APAC	26.8	22.2

Total Kelly Services, Inc.	$5,355.6	$5,513.9

Deferred Costs

Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $1.5 million as of year-end 2019 and $2.3 million as of 2018. Amortization expense for the deferred costs was $1.6 million for 2019 and $1.7 million for 2018. As of year-end 2019, there was no impairment loss in relation to the costs capitalized.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $3.6 million as of year-end 2019 and $3.0 million as of 2018. Amortization expense for the deferred costs was $14.6 million for 2019 and $13.0 million for 2018. As of year-end 2019, there was no impairment loss in relation to the costs capitalized.

3. Assets Held for Sale

Upon approval of the Company's board of directors, Kelly Properties, LLC, a wholly owned subsidiary of the Company, entered into an agreement on December 4, 2019 to sell three headquarters properties in Troy, Michigan. Accordingly, during the fourth quarter of 2019, the transaction met the criteria to classify the properties as held for sale. The properties held for sale include the parcels of land, together with all rights and easements, in addition to all improvements located on the land, including buildings. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated costs to sell and

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
depreciation is suspended on assets upon classification to held for sale. The combined net carrying amount of the properties held for sale as of year-end 2019 is $21.2 million, which is less than the sales price in the purchase agreement, less costs to sell. The proceeds of the sale are expected to be approximately $51 million, net of taxes and transaction expenses. The Company has presented these assets as current assets held for sale on the consolidated balance sheet as of year-end 2019, as the properties will be sold in the first quarter of 2020 per terms of the purchase agreement. The main headquarters building included in the sale will be leased back.

4. Acquisitions

In the first quarter of 2019, the Company acquired NextGen Global Resources LLC (“NextGen”) and Global Technology Associates, LLC (“GTA”), as detailed below. We have accounted for these acquisitions under Accounting Standards Update (“ASU”) 2017-01, Business Combinations.

NextGen Global Resources

On January 2, 2019, the Company acquired 100% of the membership interests of NextGen, a leading provider of telecommunications staffing solutions, for a purchase price of $51.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by NextGen at the closing date and estimated working capital adjustments resulting in the Company paying cash of $54.3 million. As of year-end 2019, the purchase price allocation is final.

This acquisition will increase our presence and market share in the telecommunications industry within the engineering staffing solutions market. NextGen’s results of operations are included in the Americas Staffing segment in 2019.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$3.5
Trade accounts receivable	19.7
Other current assets	0.3
Goodwill	13.7
Intangibles	21.5
Other noncurrent assets	0.5
Current liabilities	(4.9)
Purchase price paid, including working capital adjustments	$54.3

Included in the assets purchased in the NextGen acquisition was approximately $21.5 million of intangible assets, made up of $12.9 million in customer relationships, $8.1 million associated with NextGen’s trade name and $0.5 million for non-compete agreements. The customer relationships will be amortized over 10 years with no residual value, the trade name will be amortized over 15 years with no residual value and the non-compete agreements will be amortized over five years with no residual value. Goodwill generated from this acquisition is primarily attributable to the market potential as a staffing solutions provider to the expanding telecommunications industry, and is assigned to the Americas Staffing reporting unit (see Goodwill and Intangible Assets footnote). All of the goodwill is deductible for tax purposes.

Global Technology Associates

On January 2, 2019, in a separate transaction, the Company acquired 100% of the membership interests of GTA, a leading provider of engineering, technology and business consulting solutions in the telecommunications industry, for a purchase price of $34.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by GTA at the closing date and estimated working capital adjustments resulting in the Company paying cash of $35.7 million. As of year-end 2019, the purchase price allocation is final.

This acquisition will increase our presence and market share in the telecommunications industry within the engineering outcome-based solutions market. GTA’s results of operations are included in the GTS segment in 2019.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$0.1
Trade accounts receivable	13.9
Other current assets	0.1
Goodwill	6.8
Intangibles	17.3
Other noncurrent assets	0.4
Current liabilities	(2.9)
Purchase price paid, including working capital adjustments	$35.7

Included in the assets purchased in the GTA acquisition was approximately $17.3 million of intangible assets, made up of $12.1 million in customer relationships, $4.0 million associated with GTA’s trade name and $1.2 million for non-compete agreements. The customer relationships will be amortized over 10 years with no residual value, the trade name will be amortized over 15 years with no residual value and the non-compete agreements will be amortized over five years with no residual value. Goodwill generated from this acquisition is primarily attributable to the market potential as a solutions provider to the expanding telecommunications industry, and is assigned to the GTS reporting unit (see Goodwill and Intangible Assets footnote). All of the goodwill is deductible for tax purposes.

Pro Forma Information

Our consolidated revenues and net earnings for the year ended 2019 included $78.3 million and $4.5 million, respectively, from NextGen and $62.8 million and $4.5 million, respectively, from GTA. The following unaudited pro forma information presents a summary of the operating results as if the NextGen and GTA acquisitions had been completed as of January 1, 2018 (in millions of dollars, except per share data):

	December Year to Date
	2019	2018
Pro forma revenues	$5,355.6	$5,624.2
Pro forma net earnings	112.4	29.8
Pro forma basic earnings per share	2.85	0.76
Pro forma diluted earnings per share	2.84	0.75

Due to the date of the acquisitions, the 2019 actual results represent the 2019 pro forma results. For December year to date 2018, NextGen pro forma revenues and net earnings were $67.8 million and $3.0 million, respectively, and GTA pro forma revenues and net earnings were $42.5 million and $3.3 million, respectively.

The pro forma results for December year to date 2018 reflect amortization of the intangible assets, applicable taxes, adjustments for the accounting for revenue under ASC 606, and transaction expenses, none of which had a material impact on the pro forma results. The unaudited pro forma information presented has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

Teachers On Call

On September 5, 2017, Kelly Services USA, LLC, a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding shares of Teachers On Call, Inc. (“TOC”), an educational staffing firm in the U.S. for a purchase price of $41.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by TOC at the closing date less an estimated working capital adjustment resulting in the Company paying cash of $39.0 million at closing. In the first quarter of 2018, the Company paid a working capital adjustment of $0.2 million, resulting in an increase of goodwill.

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

Goodwill generated from this acquisition is primarily attributable to expected synergies from combining operations and expanding market potential, and is assigned to the Americas Staffing reporting unit. The amount of goodwill deductible for tax purposes is approximately $18.8 million as of year-end 2019. An indemnification asset of $2.8 million was recognized as of the acquisition date related to pre-acquisition tax liabilities. The indemnification asset was zero as of year-end 2019 and $0.1 million as of year-end 2018, with the change driven by cash received from the seller to pay pre-acquisition tax liabilities.

5. Investment in Persol Holdings

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

For the year ended 2019, a gain on the investment of $35.8 million was recorded entirely in the gain (loss) on investment in Persol Holdings in the consolidated statements of earnings. For the year ended 2018, a loss on the investment of $96.2 million was recorded entirely in the gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

6. Investment in PersolKelly Asia Pacific

The Company has a 49% ownership interest in PersolKelly Asia Pacific, a staffing solutions business operating in more than 10 countries in the Asia-Pacific region. The operating results of the Company’s interest in PersolKelly Asia Pacific are accounted for on a one-quarter lag under the equity method and are reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to a loss of $3.6 million in 2019, and earnings of $5.2 million in 2018 and $2.7 million in 2017. This investment is evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity method investment, we will adjust the carrying amount of the investment to the current fair value.

The investment in equity affiliate on the Company’s consolidated balance sheet totaled $117.2 million as of year-end 2019 and $121.3 million as of year-end 2018. The net amount due from PersolKelly Asia Pacific, a related party, was $10.9 million as of year-end 2019 and $10.2 million as of year-end 2018. The Company made loans, proportionate to its 49% ownership, to PersolKelly Asia Pacific for $7.0 million in 2018 and an additional $4.4 million in the third quarter of 2019 to fund working capital requirements as a result of their sustained revenue growth. The loans, which are outstanding as of year-end 2019, are included in other assets in the consolidated balance sheet and included in the net amounts due from PersolKelly Asia Pacific. The carrying value of the loans approximates the fair value based on market interest rates. The amount included in trade accounts payable for staffing services provided by PersolKelly Asia Pacific as a supplier to secondary supplier programs was $0.2 million as of year-end 2019 and 2018. In 2017, TS Kelly Workforce Solutions, a previous joint venture which was transferred to PersolKelly Asia Pacific in the first quarter of 2017, made a loan repayment of $0.6 million to the Company.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Fair Value Measurements

Trade accounts receivable, accounts payable, accrued liabilities, accrued payroll and related taxes and short-term borrowings approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following tables present assets measured at fair value on a recurring basis as of year-end 2019 and 2018 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Year-End 2019
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.9	$4.9	$—	$—
Investment in Persol Holdings	173.2	173.2	—	—

Total assets at fair value	$178.1	$178.1	$—	$—

	Fair Value Measurements on a Recurring Basis As of Year-End 2018
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.6	$4.6	$—	$—
Investment in Persol Holdings	135.1	135.1	—	—

Total assets at fair value	$139.7	$139.7	$—	$—

Money market funds as of year-end 2019 and 2018 represent investments in money market accounts, all of which are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.

The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). In 2017, changes in fair value were recorded in other comprehensive income, and in accumulated other comprehensive income (loss), a component of stockholders' equity. The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.9 million at year-end 2019 and $18.8 million at year-end 2018.

Equity Investments Without Readily Determinable Fair Value

The Company has a minority investment in Business Talent Group, LLC, which is included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The carrying amount of $5.0 million as of year-end 2019 and 2018 represents the purchase price. There have been no adjustments to the carrying amount or impairments on the investment.

During the second quarter of 2019, the Company made an additional $1.0 million minority investment in Kenzie Academy Inc., which is included in other assets in the consolidated balance sheet. This investment is also measured using the measurement

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
alternative for equity investments without a readily determinable fair value as described above. As of year-end 2019, the investment totaled $1.3 million, representing total cost plus observable price changes to date.

Assets Measured at Fair Value on a Nonrecurring Basis

We completed our annual impairment test of goodwill for all reporting units in the fourth quarter for the fiscal years ended 2019 and 2018 and determined that goodwill was not impaired.

In 2019 and 2018, we performed a step one quantitative test for all of our reporting units with goodwill. For both years, the estimated fair value of each reporting unit tested exceeded its related carrying value. As a result of these quantitative assessments, we determined it was more likely than not that the fair value of each of the reporting units was more than its carrying value.

8. Restructuring

In the first quarter of 2019, the Company took restructuring actions to transform operations in order to drive growth and operational effectiveness primarily in the U.S. branch-based staffing operations.

Restructuring costs incurred in 2019 totaled $5.5 million, all of which is within the Americas Staffing segment. The restructuring costs, which are all severance related, were recorded in SG&A expenses in the consolidated statements of earnings.

A summary of our global restructuring balance sheet accrual, included in accrued payroll and related taxes, is detailed below (in millions of dollars).

Balance as of year-end 2018	$—
Additions charged to Americas Staffing	6.3
Reductions for cash payments	(5.2)
Accrual adjustments	(0.8)
Balance as of year-end 2019	$0.3

The remaining balance of $0.3 million as of year-end 2019 primarily represents severance costs and the majority is expected to be paid during the first quarter of 2020. No material adjustments are expected to be recorded.

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the fiscal year 2019 are included in the table below. See Acquisitions footnote for a description of the additions to goodwill in 2019.

	As of Year-End 2018	Additions to Goodwill	As of Year-End 2019
	(In millions of dollars)
Americas Staffing	$44.8	$13.7	$58.5
Global Talent Solutions	62.5	6.8	69.3
International Staffing	—	—	—
	$107.3	$20.5	$127.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets, excluding fully-amortized intangibles, are included within other assets on our consolidated balance sheet and consist of the following (in millions of dollars):

		2019			2018
	Useful lives	Gross Carrying amount	Less: Accumulated Amortization	Net	Gross Carrying amount	Less: Accumulated Amortization	Net
Customer relationships	10 years	$40.1	$8.3	$31.8	$15.2	$4.5	$10.7
Candidate database	4 years	1.5	0.9	0.6	1.5	0.5	1.0
Trade names	15 years	12.1	0.8	11.3	—	—	—
Non-compete agreements	5 years	1.7	0.3	1.4	—	—	—
Trademarks	Indefinite	4.8	—	4.8	4.8	—	4.8
Total		$60.2	$10.3	$49.9	$21.5	$5.0	$16.5

The year-over-year change in total intangible assets was due to the intangibles purchased in connection with the NextGen and GTA acquisitions (see Acquisitions footnote). Intangible amortization expense, which is included in SG&A expense in the consolidated statements of earnings, was $5.4 million, $1.8 million and $0.9 million in 2019, 2018 and 2017, respectively. The amortization expense will be $5.2 million in 2020, $5.1 million in 2021, $4.8 million in 2022 and 2023 and $4.5 million in 2024.

10. Other Assets

Included in other assets are the following:

	2019	2018
	(In millions of dollars)
Life insurance cash surrender value (see Retirement Benefits footnote)	$200.6	$172.5
French CICE (1)	18.2	26.4
Intangibles, net of accumulated amortization of $24.7 million in 2019 and $19.6 million in 2018 (2)	49.9	16.5
Long-term customer receivable	12.4	12.4
Workers' compensation and other claims receivable (3)	7.7	8.6
Other (4)	35.3	28.8

Other assets	$324.1	$265.2

(1) French CICE is a wage subsidy receivable related to a law to enhance the competitiveness of businesses in France.

(2) See Goodwill and Intangible Assets footnote for a detailed listing of intangible assets and related accumulated amortization.

(3) Workers’ compensation and other claims receivable represents receivables from the insurance company for U.S. workers’ compensation and automobile liability claims in excess of the applicable loss limits.

(4) The increase in Other as of year-end 2019 is primarily due to $4.4 million related to loans to our equity affiliate (see Investment in PersolKelly Asia Pacific footnote) and $1.0 million related to an additional minority investment in Kenzie Academy Inc. (see Fair Value Measurements footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Leases

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

We recorded $74.1 million of right-of-use (“ROU”) assets within operating lease right-of-use assets, $19.8 million of current lease liabilities within operating lease liabilities, current and $54.3 million of noncurrent lease liabilities within operating lease liabilities, noncurrent in the consolidated balance sheet on the date of adoption. No adjustment to the beginning balance of earnings invested in the business was necessary as a result of adopting this standard.

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

The components of lease expense were as follows (in millions of dollars):

		December Year to Date
Description	Statements of Earnings Location	2019
Operating:
Operating lease cost	Selling, general and administrative expenses	$26.7
Short-term lease cost	Selling, general and administrative expenses	3.5
Variable lease cost	Selling, general and administrative expenses	6.7
Financing:
Amortization of ROU assets	Selling, general and administrative expenses	0.4
Interest on lease liabilities	Other income (expense), net	0.2
Total lease cost		$37.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental consolidated balance sheet information related to leases was as follows (in millions of dollars):

Description	Balance Sheet Location	As of Year-End 2019
ROU Assets:
Operating	Operating lease right-of-use assets	$60.4
Financing	Property and equipment	4.1
Total lease assets		$64.5

ROU Liabilities:
Operating - current	Operating lease liabilities, current	$20.1
Financing - current	Accounts payable and accrued liabilities	1.3
Operating - noncurrent	Operating lease liabilities, noncurrent	43.3
Financing - noncurrent	Other long-term liabilities	2.1
Total lease liabilities		$66.8

Weighted average remaining lease terms and discount rates were as follows:

December Year to Date
2019
Weighted average remaining lease term (years):
Operating leases	3.9
Financing leases	3.6
Weighted average discount rate:
Operating leases	5.7%
Financing leases	4.9%

Other information related to leases was as follows (in millions of dollars):

December Year to Date
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26.0
Financing cash flows from financing leases	0.7

ROU assets obtained in exchange for new lease obligations:
Operating leases	$9.2
Financing leases	4.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of lease liabilities as of year-end 2019 were as follows (in millions of dollars):

	Operating Leases	Financing Leases
2020	$23.1	$1.5
2021	18.3	1.2
2022	13.0	1.1
2023	7.5	—
2024	4.3	—
Thereafter	4.4	—
Total future lease payments	70.6	3.8
Less: Imputed interest	7.2	0.4
Total	$63.4	$3.4

Maturities of operating leases accounted for under ASC 840 as of year-end 2018 were as follows (in millions of dollars):

Fiscal year:
2019	$26.7
2020	20.4
2021	15.2
2022	9.8
2023	4.7
Later years	4.9
Total	$81.7

Lease expense for fiscal years 2018 and 2017 amounted to $31.4 million and $31.3 million, respectively.

12. Debt

Short-Term Debt

On December 5, 2019, the Company entered into an agreement with its lenders to amend and restate its existing $150.0 million, five-year revolving credit facility (the "Facility"). The amendment increased the size to $200.0 million and changed certain of the terms and conditions, with a new maturity date of December 5, 2024. The Facility allows for borrowings in various currencies and is available to be used to fund working capital, acquisitions and general corporate needs. On December 5, 2019, the Company also entered into an Amended and Restated Pledge and Security Agreement under which the Company pledges certain assets as security for this credit facility, excluding U.S. trade accounts receivable.

At year-end 2019, there were no borrowings under the Facility and a remaining borrowing capacity of $200.0 million. At year-end 2018, there were no borrowings under the Facility and the remaining borrowing capacity was $150.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 15.0 basis points at year-end 2019 and 17.5 basis points at year-end 2018. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2019:

•We must maintain a certain minimum ratio of earnings before interest, taxes, depreciation, amortization and certain cash and non-cash charges that are non-recurring in nature (“EBITDA”) to interest expense (“Interest Coverage Ratio”) as of the end of any fiscal quarter.

•We must maintain a certain maximum ratio of total indebtedness to the sum of net worth and total indebtedness at all times.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•Dividends, stock buybacks and similar transactions are limited to certain maximum amounts.

•We must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.

On December 5, 2019, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to the $200.0 million securitization facility (the “Securitization Facility”). The amendment decreased the size to $150.0 million and changed certain of the terms and conditions, with a new maturity date of December 5, 2022, unless terminated earlier pursuant to its terms.

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

As of year-end 2019, the Securitization Facility had no short-term borrowings, SBLCs of $52.3 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $97.7 million. As of year-end 2018, the Securitization Facility had no short-term borrowings, SBLCs of $55.0 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $145.0 million.  The rate for short-term borrowings includes the LIBOR interest rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a commitment fee of 40 basis points on the unused capacity.

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

The Company had total unsecured, uncommitted short-term local credit facilities of $11.1 million as of year-end 2019. There were $1.1 million borrowings under these lines at year-end 2019, compared to $2.2 million at year-end 2018. The weighted average interest rate for these borrowings, which were related to Malaysia, Brazil and India at year-end 2019 and primarily related to India at year-end 2018, was 6.76% at year-end 2019 and 8.42% at year-end 2018. Included in short-term borrowings at year-end 2019 was $0.8 million of bank overdrafts.

13. Retirement Benefits

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

The liability for the nonqualified plans was $202.7 million and $174.8 million as of year-end 2019 and 2018, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits in the consolidated balance sheet. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses in the consolidated statements of earnings, were earnings of $32.5 million in 2019, a loss of $8.6 million in 2018 and earnings of $22.3 million in 2017.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $200.6 million and $172.5 million at year-end 2019 and 2018, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheet. During 2019 and 2018, proceeds of $3.0 million and $7.9 million, respectively, were received in connection with these policies. Tax-free earnings or loss on these assets, which were included in SG&A expenses in the consolidated statements of earnings and which offset the related earnings or loss on the liability, were earnings of $32.2 million in 2019, a loss of $8.8 million in 2018 and earnings of $22.3 million in 2017.

The net expense for retirement benefits for the qualified and nonqualified plans, including Company matching contributions for full-time employees, totaled $9.1 million in 2019, $9.5 million in 2018 and $8.6 million in 2017. This expense is included in total SG&A expenses in the consolidated statements of earnings. The expense related to retirement plan contributions for temporary employees, which is included in cost of services, is reimbursed by our customers.

International Defined Benefit Plans

The Company has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2019 were $14.8 million, $9.8 million and $5.0 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2018 were $11.7 million, $7.9 million and $3.8 million, respectively. Total pension expense for these plans was $0.3 million in 2019, $0.5 million in 2018 and $0.4 million in 2017. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2020 are not significant.

14. Stockholders’ Equity

Common Stock

The authorized capital stock of the Company is 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. Class A shares have no voting rights and are not convertible. Class B shares have voting rights and are convertible by the holder into Class A shares on a share-for-share basis at any time. Both classes of stock have identical rights in the event of liquidation. The voting rights of Class B shares are perpetual and Class B shares are not subject to transfer restrictions or mandatory conversion obligations under the Company's certificate of incorporation or bylaws.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during 2019, 2018 and 2017 are included in the table below. Amounts in parentheses indicate debits. See Investment in Persol Holdings footnote for a description of the cumulative-effect adjustment from the adoption of ASU 2016-01.

	2019		2018		2017
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(15.7)		$(6.9)		$(23.3)
Other comprehensive income (loss) before classifications	2.5		(8.4)		16.4
Amounts reclassified from accumulated other comprehensive income	—	(1)	(0.4)	(1)	—	(1)
Net current-period other comprehensive income (loss)	2.5		(8.8)		16.4
Ending balance	(13.2)		(15.7)		(6.9)

Unrealized gains and losses on investment:
Beginning balance	—		140.0		83.8
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—		(140.0)		—
Other comprehensive income (loss) before classifications	—		—		56.2
Amounts reclassified from accumulated other comprehensive income	—		—		—
Net current-period other comprehensive income (loss)	—		(140.0)		56.2
Ending balance	—		—		140.0

Pension liability adjustments:
Beginning balance	(1.4)		(2.3)		(1.8)
Other comprehensive income (loss) before classifications	(1.3)		0.8		(0.6)
Amounts reclassified from accumulated other comprehensive income	0.1	(2)	0.1	(2)	0.1	(2)
Net current-period other comprehensive income (loss)	(1.2)		0.9		(0.5)
Ending balance	(2.6)		(1.4)		(2.3)

Total accumulated other comprehensive income (loss)	$(15.8)		$(17.1)		$130.8
(1)Amount was recorded in the other expense, net line item in the consolidated statements of earnings.

(2)Amount was recorded in the SG&A expenses line item in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Earnings Per Share

The reconciliation of basic earnings per share on common stock for the year-end 2019, 2018 and 2017 follows (in millions of dollars except per share data).

	2019	2018	2017
Net earnings	$112.4	$22.9	$71.6
Less: Earnings allocated to participating securities	(1.1)	(0.2)	(1.1)
Net earnings available to common shareholders	$111.3	$22.7	$70.5

Average common shares outstanding (millions):
Basic	39.1	38.8	38.3
Dilutive share awards	0.1	0.3	0.7
Diluted	39.2	39.1	39.0

Basic earnings per share	$2.85	$0.59	$1.84
Diluted earnings per share	$2.84	$0.58	$1.81

Potentially dilutive shares outstanding are primarily related to performance shares for 2019, 2018, and 2017.

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

Dividends paid per share for Class A and Class B common stock were $0.30 for December year to date 2019, 2018, and 2017.

16. Stock-Based Compensation

Under the Equity Incentive Plan, amended and restated February 15, 2017 and approved by the stockholders of the Company on May 10, 2017 (the “EIP”), the Company may grant restricted stock and performance awards to key employees associated with the Company’s Class A stock. For shares granted prior to May 10, 2017, the EIP provides that the maximum number of shares available for grants is 15% of the outstanding Class A Stock, adjusted for EIP activity over the preceding five years. For shares granted after May 10, 2017, the amended EIP provides that the maximum number of shares available for grants is 4.7 million. The Company has no plans to issue additional shares under the provision that was in effect prior to May 10, 2017. Under the provision that was in effect for shares granted after May 10, 2017, shares available for future grants at year-end 2019 were 3.4 million. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company recognized stock-based compensation cost of $5.6 million in 2019, $8.1 million in 2018 and $9.1 million in 2017, as well as related tax benefits of $1.3 million in 2019, $4.4 million in 2018 and $4.2 million in 2017.

Restricted Stock

Restricted stock, which typically vests over four years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock under the EIP as of year-end 2019 and changes during this period is presented as follows below (in thousands of shares except per share data):

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2018	356	$23.44
Granted	185	24.76
Vested	(134)	21.23
Forfeited	(47)	23.65
Nonvested at year-end 2019	360	$24.92

As of year-end 2019, unrecognized compensation cost related to unvested restricted stock totaled $6.5 million. The weighted average period over which this cost is expected to be recognized is approximately 1.8 years. The weighted average grant date fair value per share of restricted stock granted during 2019, 2018 and 2017 was $24.76, $28.79 and $21.97, respectively. The total fair value of restricted stock, which vested during 2019, 2018 and 2017, was $3.3 million, $4.9 million and $5.8 million, respectively.

Performance Shares

During 2019, 2018 and 2017, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance awards, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific gross profit and operating earnings performance goals ("financial measure performance awards") over a stated period of time or may be earned based on the Company’s total shareholder return (“TSR”) relative to the S&P SmallCap 600 Index (“TSR performance awards”). Both financial measure performance awards and TSR performance awards have a performance period of three years and will cliff-vest after the approval by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares. Additionally, the Company also granted single financial measure performance shares to certain senior officers, which will be satisfied with the issuance of shares out of treasury stock, and is contingent upon the achievement of one performance measure with a one-year performance period. These single financial measure performance shares vest over four years and earn dividends, which are not paid until the awards vest.

2019 Grant

For the 2019 performance share grant (“2019 grant”), the total target number of performance shares granted is 260,000 of which 207,000 shares are eligible to earn up to the maximum number of performance shares of 413,000, which assumes 200% of the target shares originally granted, and may be earned upon achievement of two financial goals. The 2019 financial measure performance awards were granted with a market condition in the form of a relative TSR modifier, which could impact the number of shares earned as determined at the end of the performance period. The number of shares earned based on financial measures’ results will be reduced, increased or remain the same based on the Company’s TSR relative to the S&P SmallCap 600 Index. The maximum number of performance shares that may be earned is 200% of the target shares originally granted and the TSR modifier will not increase payouts above the maximum. The 2019 grant also included 53,000 single financial measure performance shares.

The 2019 financial measure performance awards have a weighted average grant date fair value of $25.54 per share, which was determined using a Monte Carlo valuation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. The total nonvested shares at maximum level (200%) related to 2019 financial measure performance awards at year-end 2019 is 364,000.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2018 Grant

For the 2018 performance share grant (“2018 grant”), the total target number of performance shares granted was 222,000, of which 177,000 shares (118,000 of financial measure performance awards and 59,000 of TSR performance awards) are eligible to earn up to the maximum number of performance shares of 355,000, which assumes 200% of the target shares originally granted. The 2018 grant also included 45,000 single financial measure performance shares.

The financial measure performance awards have a weighted average grant date fair value of $28.40. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2018, 2019, and 2020 goals. Accordingly, the Company remeasures the fair value of the 2018 financial measure performance shares each reporting period until the 2020 goals are set, after which the fair value will be fixed for the remaining performance period. As of year-end 2019, the current fair value for the 2018 financial measure performance shares was $21.38. The TSR performance awards have an estimated fair value of $31.38, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free rate.

The total nonvested shares at maximum level (200%) related to 2018 financial measure performance awards and TSR performance awards at year-end 2019 are 207,000 and 104,000, respectively.

2017 Grant

For the 2017 performance share grant (“2017 grant”), the total target number of performance shares granted was 387,000, of which 304,000 shares (203,000 of financial measure performance awards and 101,000 of TSR performance awards) are eligible to earn up to the maximum number of performance shares of 609,000, which assumes 200% of the target shares originally granted. The 2017 grant also included 83,000 single financial measure performance shares.

The financial measure performance shares have a weighted average grant date fair value of $21.07. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2017, 2018 and 2019 goals. During the first quarter of 2019, the final year of goals was set and the grant date fair value for the 2017 financial measure performance shares was set at $23.76, and remained fixed for the remaining performance period. The TSR performance shares have an estimated fair value of $20.16, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate.

Based upon the level of achievement of specific financial performance goals and the Company's relative to the S&P SmallCap 600 Index for the 2017 grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 11, 2020, the Compensation Committee approved the actual performance achievement of the financial measure performance awards, which resulted in achieving approximately 55% of target. These shares will cliff-vest after the approval by the Compensation Committee, which will be no later than March 15, 2020, if not forfeited by the recipient. The actual achievement of the TSR performance awards was below the threshold level and resulted in no payout for the 2017 grant.

The total nonvested shares related to the 2017 financial measure performance awards and TSR performance awards at year-end 2019 are 69,000 and 0, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the status of all nonvested performance shares at target for 2019 is presented as follows below (in thousands of shares except per share data). The majority of the vested shares below is related to the 2016 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2019.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2018	481	$23.58	173	$23.56
Granted	260	25.34	—	—
Vested	(188)	28.05	(55)	19.73
Forfeited	(51)	25.14	(4)	28.99
Nonvested at year-end 2019	502	$24.21	114	$25.24

As of year-end 2019, unrecognized compensation cost related to all unvested financial measure performance shares and TSR performance shares totaled $1.0 million and $0.5 million, respectively. The weighted average period over which the costs are expected to be recognized is approximately 1.9 years for financial measure performance shares and 1.0 year for TSR performance shares. The total fair value of financial measure performance shares and TSR performance shares, which vested during 2019, was $3.4 million and $1.4 million, respectively.

17. Sale of Assets

During the second quarter of 2019, the Company sold unused land located near the Company headquarters. The gain on the sale of assets in the consolidated statements of earnings for 2019 includes the excess of the $11.7 million sale proceeds over the cost of the parcel. The gain on sale of assets also includes proceeds of $2.1 million from the transfer of customer contracts related to the Company’s legal specialty operations to a third party during the second quarter of 2019.

18. Asset Impairment Charge

During the fourth quarter of 2019, a triggering event for the evaluation of a certain long-lived asset for impairment occurred related to our corporate U.S. front and middle office technology development project. We determined that we would not complete a technology project for which we had previously capitalized certain development costs in order to enhance and expand a technology platform already in existence. This approach should accelerate our solution implementation in mid-2020 and is expected to deliver similar benefits as the original project.

To determine the amount of the impairment charge, we aggregated all capitalized costs related to the project that could not be transferred to the expansion and enhancement of the existing platform. As a result, we recorded a $15.8 million asset impairment charge on the 2019 consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Other Expense, Net

Included in other expense, net are the following:

	2019	2018	2017
	(In millions of dollars)
Interest income	$1.1	$0.8	$0.7
Interest expense	(4.2)	(3.1)	(2.7)
Dividend income	2.5	1.6	1.5
Foreign exchange gains (losses)	(0.8)	0.3	(1.1)
Other	0.2	(0.2)	—

Other expense, net	$(1.2)	$(0.6)	$(1.6)

Dividend income includes dividends earned on the Company’s investment in Persol Holdings (see Investment in Persol Holdings footnote).

20. Income Taxes

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate for the years 2019, 2018 and 2017 were taxed under the following jurisdictions:

	2019	2018	2017
	(In millions of dollars)
Domestic	$46.6	$53.1	$55.2
Foreign	69.8	(62.5)	26.5
Total	$116.4	$(9.4)	$81.7

The provision for income taxes was as follows:

	2019	2018	2017
	(In millions of dollars)
Current tax expense:
U.S. federal	$4.7	$6.1	$6.6
U.S. state and local	3.0	3.1	2.4
Foreign	11.0	11.2	9.7
Total current	18.7	20.4	18.7
Deferred tax (benefit) expense:
U.S. federal	(19.4)	(15.6)	0.4
U.S. state and local	(1.6)	1.0	0.1
Foreign	2.7	(32.9)	(6.4)
Total deferred	(18.3)	(47.5)	(5.9)
Total provision	$0.4	$(27.1)	$12.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred income taxes reflect the temporary differences between the asset and liability basis for financial reporting purposes and the amounts used for income tax purposes, at the relevant tax rate. The deferred tax assets and liabilities are comprised of the following:

	2019	2018
	(In millions of dollars)
Depreciation and amortization	$(13.3)	$(15.6)
Employee compensation and benefit plans	58.4	52.0
Workers’ compensation	14.8	15.0
Unrealized gain on securities	(42.5)	(30.9)
Investment in equity affiliate	(13.8)	(15.8)
Loss carryforwards	30.4	30.8
Credit carryforwards	167.1	155.6
Other, net	3.9	3.9
Valuation allowance	(19.0)	(27.8)
Net deferred tax assets	$186.0	$167.2

The deferred tax balance is classified in the consolidated balance sheet as:

	2019	2018
	(In millions of dollars)
Deferred tax asset	$229.1	$198.7
Other long-term liabilities	(43.1)	(31.5)
	$186.0	$167.2

The Company has U.S. general business credit carryforwards of $160.9 million which will expire from 2033 to 2039, foreign tax credit carryforwards of $6.0 million which will expire from 2022 to 2029 and $0.2 million of state credit carryforwards which will expire from 2026 to 2039, or have no expiration. The net tax effect of state and foreign loss carryforwards at year-end 2019 totaled $30.4 million, which will expire as follows (in millions of dollars):

Year	Amount
2020-2021	$0.5
2022-2036	0.8
No expiration	29.1
Total	$30.4

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% in 2019 and 2018 and 35% in 2017 as follows:

	2019	2018	2017
	(In millions of dollars)
Income tax based on statutory rate	$24.4	$(2.0)	$28.6
State income taxes, net of federal benefit	1.1	3.2	1.6
Foreign tax rate differential	4.6	(8.3)	(1.5)
General business credits	(16.7)	(22.6)	(18.1)
Life insurance cash surrender value	(6.5)	2.1	(7.4)
Foreign items	0.8	1.9	(1.3)
GILTI, net of foreign tax credit	0.5	0.5	—
Foreign-derived intangible income	(0.9)	(0.9)	—
Foreign business taxes	3.8	4.2	4.0
Non-deductible expenses	0.7	2.6	1.3
Tax law change	(0.2)	(0.5)	13.9
Change in deferred tax realizability	(10.6)	(4.3)	(7.8)
Stock compensation	(0.6)	(3.0)	(0.7)
Other, net	—	—	0.2
Total	$0.4	$(27.1)	$12.8

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

Several items have contributed to the variance in our income tax benefit or expense over the last three years. Income tax expense for 2019 included a $11.0 million expense from the gain on our investment in Persol Holdings, in addition to a $3.9 million charge to establish valuation allowances in Germany. These charges were offset by a $6.5 million benefit from tax-exempt income on life insurance policies, and a $14.3 million benefit on the release of valuation allowances in the United Kingdom. Income tax benefit for 2018 included a $29.4 million benefit from the loss on our investment in Persol Holdings, a lower U.S. income tax rate, and a benefit on the release of valuation allowances in Australia, offset by non-deductible losses on life insurance policies. Income tax expense for 2017 included a $13.9 million charge to revalue net deferred tax assets due to the U.S. Tax Cuts and Jobs Act (“the Act”), which reduced the U.S. federal corporate income tax rate from 35% to 21%. This charge was offset by a benefit from tax-exempt income on life insurance policies, and a benefit from the release of valuation allowances in Norway, Germany and France.

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

The work opportunity credit program generates a significant tax benefit. It is a temporary provision in the U.S. tax law and expires for employees hired after 2020. While the work opportunity credit has routinely been extended, it is uncertain whether

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
it will again be extended. In the event the program is not renewed, we will continue to receive credits for qualified employees hired prior to 2021.

Provision has not been made for additional income taxes on an estimated $135.3 million of undistributed earnings which are indefinitely reinvested. If these earnings were to be repatriated, the Company could be subject to foreign withholding tax, federal and state income tax, net of federal benefit, and income taxes on foreign exchange gains or losses, of $9.1 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
	(In millions of dollars)
Balance at beginning of the year	$1.1	$1.2	$1.4

Additions for prior years’ tax positions	—	—	—
Reductions for prior years’ tax positions	—	—	—
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.2)	(0.1)	(0.2)

Balance at end of the year	$0.9	$1.1	$1.2

If the $0.9 million in 2019, $1.1 million in 2018 and $1.2 million in 2017 of unrecognized tax benefits were recognized, they would have a favorable effect of $0.8 million in 2019, $0.9 million in 2018 and $1.0 million in 2017 on income tax expense.

The Company recognizes both interest and penalties as part of the income tax provision. Interest and penalties expense in 2019, 2018 and 2017 were not significant. Accrued interest and penalties were $0.2 million at year-end 2019 and 2018.

The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2016 through 2019, Canada for fiscal years 2012 through 2019, France for fiscal years 2013 through 2019, Mexico for fiscal years 2014 through 2019, Portugal for fiscal years 2016 through 2019, Russia for fiscal years 2017 through 2019, Switzerland for fiscal years 2010 through 2019, and the United Kingdom for fiscal years 2002 through 2019.

The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.5 million for 2019, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2019, 2018 and 2017, respectively, were as follows:

	2019	2018	2017
	(In millions of dollars)
(Increase) decrease in trade accounts receivable	$46.0	$(32.0)	$(126.2)
(Increase) decrease in prepaid expenses and other assets	6.0	(9.5)	(14.2)
(Increase) decrease in ROU assets	0.7	—	—
Increase (decrease) increase in accounts payable and accrued liabilities	(43.0)	17.0	63.9
Increase (decrease) in operating lease liabilities	(21.6)	—	—
Increase (decrease) in accrued payroll and related taxes	(13.2)	(21.0)	32.9
Increase (decrease) in accrued workers’ compensation and other claims	(1.9)	1.9	6.7
Increase (decrease) in income and other taxes	0.6	2.1	7.1

Total changes in operating assets and liabilities, net of acquisitions	$(26.4)	$(41.5)	$(29.8)

The Company paid interest of $3.2 million in 2019, $1.6 million in 2018 and $1.9 million in 2017. The Company paid income taxes of $17.7 million in 2019, $18.3 million in 2018 and $20.1 million in 2017.

Non-cash capital expenditures totaled $1.6 million, $1.8 million and $3.0 million at year-end 2019, 2018 and 2017, respectively.

22. Commitments

In addition to lease agreements (see Leases footnote), the Company has entered into noncancelable purchase obligations totaling $45.6 million. These obligations relate primarily to technology services and online tools which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.

23. Contingencies

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

We record accruals for loss contingencies when we believe it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At year-end 2019 and 2018, the gross accrual for litigation costs amounted to $9.9 million and $12.8 million, respectively.

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At year-end 2019 and 2018, the related insurance recoveries amounted to $4.1 million and $6.1 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $2.6 million as of year-end 2019. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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

24. Segment Disclosures

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

Americas Staffing represents the Company’s branch-delivered staffing business in the U.S., Canada, Puerto Rico, Mexico and Brazil. International Staffing represents the EMEA region branch-delivered staffing business. Americas Staffing and International Staffing both deliver temporary staffing, as well as direct-hire placement services, in office/clerical, light industrial and professional and technical specialties within their geographic regions. Americas Staffing also includes educational staffing in the U.S.

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

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for 2019, 2018 and 2017. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	2019	2018	2017
	(In millions of dollars)
Revenue from Services:
Americas Staffing	$2,320.1	$2,417.7	$2,345.9
Global Talent Solutions	2,024.5	1,997.4	1,998.9
International Staffing	1,025.9	1,116.6	1,048.2

Less: Intersegment revenue	(14.9)	(17.8)	(18.6)

Consolidated Total	$5,355.6	$5,513.9	$5,374.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2019	2018	2017
	(In millions of dollars)
Earnings from Operations:
Americas Staffing gross profit	$429.5	$441.3	$429.1
Americas Staffing SG&A expenses	(372.7)	(364.2)	(346.4)
Americas Staffing Earnings from Operations	56.8	77.1	82.7

Global Talent Solutions gross profit	400.5	381.1	373.7
Global Talent Solutions SG&A expenses	(293.1)	(296.5)	(296.7)
Global Talent Solutions Earnings from Operations	107.4	84.6	77.0

International Staffing gross profit	140.5	152.3	153.7
International Staffing SG&A expenses	(125.3)	(132.3)	(131.6)
International Staffing Earnings from Operations	15.2	20.0	22.1

Less: Intersegment gross profit	(2.1)	(2.5)	(2.4)
Less: Intersegment SG&A expenses	2.1	2.5	2.4
Net Intersegment Activity	—	—	—

Corporate	(97.6)	(94.3)	(98.5)
Consolidated Total	81.8	87.4	83.3
Gain (loss) on investment in Persol Holdings	35.8	(96.2)	—
Other expense, net	(1.2)	(0.6)	(1.6)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$116.4	$(9.4)	$81.7

A summary of revenue from services by geographic area for 2019, 2018 and 2017 follows:

	2019	2018	2017
	(In millions of dollars)
Revenue from Services:
United States	$3,892.5	$3,930.0	$3,894.6
International	1,463.1	1,583.9	1,479.8

Total	$5,355.6	$5,513.9	$5,374.4

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

A summary of long-lived assets information by geographic area as of year-end 2019 and 2018 follows:

	2019	2018
	(In millions of dollars)
Long-Lived Assets:
United States	$73.1	$76.8
International	30.4	9.5

Total	$103.5	$86.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Long-lived assets represent property and equipment. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.

25. New Accounting Pronouncements

Recently Adopted

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(ASU 2016-11); 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12); and 5) technical corrections and improvements (ASU 2016-20). We adopted this guidance with the modified retrospective approach effective January 1, 2018. See Revenue footnote for the impact on the financial statements.

Not Yet Adopted

In January 2020, the FASB issued ASU 2020-01 which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12 simplifying various aspects related to the accounting for income taxes. The guidance removes exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, as clarified in ASU 2019-04, ASU 2019-05 and ASU 2019-11, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We performed a broad assessment of all of our financial assets and other instruments not measured at fair value through net income and determined that trade accounts receivable is still the most significant financial asset subject to the current expected credit loss model. Under the new standard, we will continue to use an aging method to calculate the allowance for uncollectible accounts for the majority of our trade accounts receivables. Other financial assets measured at amortized cost will use the aging method or another acceptable method to measure credit losses. As we finalize our review of financial assets measured at amortized cost, accounting policies and business practices, we will continue to evaluate the impact of this guidance on our consolidated financial statements, disclosures and internal controls. Our preliminary assessments are subject to change. We expect to implement the standard with a cumulative effect adjustment in retained earnings effective December 30, 2019, which recognizes the cumulative effect of application recognized on that date. The cumulative effect adjustment is not expected to be material.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
26. Related Party Transactions

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

The Terence E. Adderley Revocable Trust K (“Trust K”), which became irrevocable upon the death of Terence E. Adderley on October 9, 2018, now controls approximately 91.5% of the outstanding shares of Kelly Class B common stock. There were no material transactions between the Company and Trust K or its trustees in 2019, 2018 or 2017.

See Investment in PersolKelly Asia Pacific footnote for a description of related party activity with PersolKelly Asia Pacific.

27. Subsequent Event

On January 14, 2020, the company acquired 100% of the membership interests of Insight Workforce Solutions LLC and Insight EDU LLC ("Insight") for $34.5 million of cash, subject to working capital adjustments, plus possible future contingent earn-out consideration of up to $11.4 million if future performance conditions are met per an agreement dated January 14, 2020. Insight is an educational staffing company in the U.S. and will serve to expand the Company's leadership position in the education workforce solutions industry. The related acquisition costs, which are included in other income (expense), net in the 2019 consolidated statements of earnings, were not material. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. Therefore, it is impracticable for the Company to provide the major classes of assets acquired and liabilities and contingent liabilities assumed or pro forma revenue and earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
28. Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,382.6	$1,367.5	$1,267.7	$1,337.8	$5,355.6
Gross profit	251.6	244.0	227.7	245.1	968.4
SG&A expenses	234.8	221.5	210.6	216.2	883.1
Restructuring charges included in SG&A expenses	6.3	(0.6)	(0.1)	(0.1)	5.5
Gain on sale of assets (2)	—	12.3	—	—	12.3
Asset impairment charge (3)	—	—	—	15.8	15.8
Gain (loss) on investment in Persol Holdings	13.2	61.2	(39.3)	0.7	35.8
Net earnings (loss)	22.1	83.8	(10.5)	17.0	112.4
Basic earnings (loss) per share (1)	0.56	2.12	(0.27)	0.43	2.85
Diluted earnings (loss) per share (1)	0.56	2.12	(0.27)	0.43	2.84
Dividends per share	0.075	0.075	0.075	0.075	0.30

	Fiscal Year 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions of dollars except per share data)
Revenue from services	$1,369.9	$1,386.9	$1,342.4	$1,414.7	$5,513.9
Gross profit	238.2	240.5	239.1	254.4	972.2
SG&A expenses	226.2	220.1	217.2	221.3	884.8
Gain (loss) on investment in Persol Holdings	23.7	(52.5)	15.8	(83.2)	(96.2)
Net earnings (loss)	29.1	(15.4)	33.1	(23.9)	22.9
Basic earnings (loss) per share (1)	0.74	(0.40)	0.84	(0.62)	0.59
Diluted earnings (loss) per share (1)	0.74	(0.40)	0.84	(0.62)	0.58
Dividends per share	0.075	0.075	0.075	0.075	0.30

(1)Earnings per share amounts for each quarter are required to be computed independently and may not equal the amounts computed for the total year.

(2)Gain on sale of assets primarily represents the excess of the proceeds over the cost of an unused parcel of land located near the Company headquarters sold during the second quarter of 2019.

(3)Asset impairment charge represents the write-off of previously capitalized costs associated with a new U.S. front and middle office technology development project which management determined would not be completed but replaced by an enhanced and expanded use of an existing technology platform.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended December 29, 2019

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$13.2	3.4	0.7	(1)	—	(4.4)	$12.9

Deferred tax assets valuation allowance	$27.8	6.1	—		(0.3)	(14.6)	$19.0

Fiscal year ended December 30, 2018

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12.9	3.5	(0.5)	(1)	(0.4)	(2.3)	$13.2

Deferred tax assets valuation allowance	$34.6	2.6	—		(1.8)	(7.6)	$27.8

Fiscal year ended December 31, 2017

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts	$12.5	5.3	0.3	(1)	0.6	(5.8)	$12.9

Deferred tax assets valuation allowance	$42.1	1.7	—		3.3	(12.5)	$34.6

(1)Adjustment to provision for sales allowances charged to revenue from services.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, effective May 9, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 11, 2018, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on November 7, 2018, which is incorporated herein by reference).

4	Description of Securities.

10.1*	Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated February 12, 2015 (Reference is made to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 5, 2015, which is incorporated herein by reference).

10.2*	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 12, 2017, which is incorporated herein by reference).

10.3*	Kelly Services, Inc. Senior Executive Severance Plan (Reference is made to Exhibit 10.3 to the Form 10-Q filed with the Commission on May 11, 2017, which is incorporated herein by reference).

10.4*	Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.4 to the Form 10-K filed with the Commission on February 20, 2018, which is incorporated herein by reference).

10.5*	First Amendment to the Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan.

10.6	Third Amended and Restated Credit Agreement, dated December 5, 2019 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

10.7	Agreement of Purchase and Sale, A.F.J. Development Company and Kelly Properties, LLC.

10.12*	Kelly Services, Inc. 2008 Management Retirement Plan – Post 2004 (Reference is made to Exhibit 10.12 to the Form 10-Q filed with the Commission on November 7, 2012, which is incorporated herein by reference).

10.13*	First Amendment to the Kelly Services, Inc. 2008 Management Retirement Plan (Reference is made to Exhibit 10.13 to the Form 10-Q filed with the Commission on November 7, 2012, which is incorporated herein by reference).

10.14	Amended and Restated Pledge and Security Agreement, dated December 5, 2019 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

10.15	First Amended and Restated Receivables Purchase Agreement Amendment No. 1, dated December 5, 2019 (Reference is made to Exhibit 10.15 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

10.21*	Amendment to Kelly Services, Inc. 2008 Management Retirement Plan. (Reference is made to Exhibit 10.21 to the Form 8-K filed with the commission on August 11, 2014, which is incorporated herein by reference.)

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)

Exhibit No.	Description
14	Code of Business Conduct and Ethics, revised August 2019. (Reference is made to Exhibit 14 to the Form 10-Q filed with the commission on November 6, 2019 which is incorporated herein by reference.)

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2020		KELLY SERVICES, INC.
Registrant

	By	/s/ Olivier G. Thirot
Olivier G. Thirot
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2020	*	/s/ P. W. Quigley
P. W. Quigley
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 13, 2020	*	/s/ D. R. Parfet
D. R. Parfet
Chairman of the Board and Director

Date: February 13, 2020	*	/s/ C. M. Adderley
C. M. Adderley
Director

Date: February 13, 2020	*	/s/ G. S. Adolph
G. S. Adolph
Director

Date: February 13, 2020	*	/s/ G. S. Corona
G. S. Corona
Director

Date: February 13, 2020	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 13, 2020	*	/s/ J. E. Dutton
J. E. Dutton
Director

Date: February 13, 2020	*	/s/ T. B. Larkin
T. B. Larkin
Director

Date: February 13, 2020	*	/s/ L. A. Murphy
L. A. Murphy
Director

Date: February 13, 2020	*	/s/ T. Wada
T. Wada
Director

SIGNATURES (continued)

Date: February 13, 2020		/s/ O. G. Thirot
O. G. Thirot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 13, 2020		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 13, 2020	*By	/s/ O.G. Thirot
O.G. Thirot
Attorney-in-Fact