Form 10-Q
period 2020-03-29
KELLY SERVICES INC
filed 2020-05-07
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
OR
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
Yes ☐ No ☒
At May 3, 2020, 35,830,916 shares of Class A and 3,427,538 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	March 29, 2020	March 31, 2019
Revenue from services	$1,261.1	$1,382.6

Cost of services	1,037.8	1,131.0

Gross profit	223.3	251.6

Selling, general and administrative expenses	219.5	234.8

Goodwill impairment charge	147.7	—

Gain on sale of assets	(32.1)	—

Earnings (loss) from operations	(111.8)	16.8

Gain (loss) on investment in Persol Holdings	(77.8)	13.2

Other income (expense), net	1.7	(1.1)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(187.9)	28.9

Income tax expense (benefit)	(36.2)	6.4

Net earnings (loss) before equity in net earnings (loss) of affiliate	(151.7)	22.5

Equity in net earnings (loss) of affiliate	(1.5)	(0.4)

Net earnings (loss)	$(153.2)	$22.1

Basic earnings (loss) per share	$(3.91)	$0.56
Diluted earnings (loss) per share	$(3.91)	$0.56

Average shares outstanding (millions):
Basic	39.2	39.0
Diluted	39.2	39.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 29, 2020	March 31, 2019
Net earnings (loss)	$(153.2)	$22.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.1 and $0.1, respectively	(7.4)	(1.5)
Less: Reclassification adjustments included in net earnings	—	—
Foreign currency translation adjustments	(7.4)	(1.5)

Other comprehensive income (loss)	(7.4)	(1.5)

Comprehensive income (loss)	$(160.6)	$20.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 29, 2020	December 29, 2019
Assets
Current Assets
Cash and equivalents	$48.3	$25.8
Trade accounts receivable, less allowances of $11.1 and $12.9, respectively	1,236.1	1,282.2
Prepaid expenses and other current assets	81.4	76.5
Properties held for sale	—	21.2
Total current assets	1,365.8	1,405.7

Noncurrent Assets
Property and equipment:
Property and equipment	215.4	225.8
Accumulated depreciation	(177.3)	(182.7)
Net property and equipment	38.1	43.1
Operating lease right-of-use assets	89.2	60.4
Deferred taxes	249.5	229.1
Goodwill, net	—	127.8
Investment in Persol Holdings	96.8	173.2
Investment in equity affiliate	116.3	117.2
Other assets	306.1	324.1
Total noncurrent assets	896.0	1,074.9

Total Assets	$2,261.8	$2,480.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 29, 2020	December 29, 2019
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$1.7	$1.9
Accounts payable and accrued liabilities	475.5	503.6
Operating lease liabilities	19.2	20.1
Accrued payroll and related taxes	259.7	267.6
Accrued workers’ compensation and other claims	26.1	25.7
Income and other taxes	60.6	65.2
Total current liabilities	842.8	884.1

Noncurrent Liabilities
Operating lease liabilities	72.7	43.3
Accrued workers’ compensation and other claims	46.4	45.8
Accrued retirement benefits	164.5	187.4
Other long-term liabilities	35.3	55.5
Total noncurrent liabilities	318.9	332.0

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 36.6 shares issued at 2020 and 2019	36.6	36.6
Class B common stock, 10.0 shares authorized; 3.5 shares issued at 2020 and 2019	3.5	3.5
Treasury stock, at cost
Class A common stock, 0.8 shares at 2020 and 1.0 shares at 2019	(17.4)	(20.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	19.5	22.5
Earnings invested in the business	1,081.7	1,238.6
Accumulated other comprehensive income (loss)	(23.2)	(15.8)
Total stockholders’ equity	1,100.1	1,264.5

Total Liabilities and Stockholders’ Equity	$2,261.8	$2,480.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 29, 2020	March 31, 2019
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6
Conversions from Class B	—	—
Balance at end of period	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5
Conversions to Class A	—	—
Balance at end of period	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(20.3)	(25.4)
Net issuance of stock awards	2.9	4.1
Balance at end of period	(17.4)	(21.3)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Net issuance of stock awards	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	22.5	24.4
Net issuance of stock awards	(3.0)	(3.4)
Balance at end of period	19.5	21.0

Earnings Invested in the Business
Balance at beginning of period	1,238.6	1,138.1
Cumulative-effect adjustment, net of tax, from adoption of ASU 2016-13, Credit Losses	(0.7)	—
Net earnings (loss)	(153.2)	22.1
Dividends	(3.0)	(3.0)
Balance at end of period	1,081.7	1,157.2

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(15.8)	(17.1)
Other comprehensive income (loss), net of tax	(7.4)	(1.5)
Balance at end of period	(23.2)	(18.6)

Stockholders’ Equity at end of period	$1,100.1	$1,177.8
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net earnings (loss)	$(153.2)	$22.1
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Goodwill impairment charge	147.7	—
Deferred income taxes on goodwill impairment charge	(23.0)	—
Depreciation and amortization	6.0	7.6
Operating lease asset amortization	5.3	5.8
Provision for bad debts	(0.4)	0.3
Stock-based compensation	1.2	3.2
(Gain) loss on investment in Persol Holdings	77.8	(13.2)
(Gain) loss on sale of assets	(32.1)	—
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	1.5	0.4
Other, net	0.7	(0.4)
Changes in operating assets and liabilities, net of acquisitions	(23.1)	(4.6)

Net cash from operating activities	8.4	21.2

Cash flows from investing activities:
Capital expenditures	(3.0)	(4.2)
Acquisition of companies, net of cash received	(36.3)	(86.4)
Investment in equity securities	(0.3)	—
Proceeds from sale of assets	55.5	—
Other investing activities	—	0.3

Net cash from (used in) investing activities	15.9	(90.3)

Cash flows from financing activities:
Net change in short-term borrowings	(0.1)	72.0
Financing lease payments	(0.3)	—
Dividend payments	(3.0)	(3.0)
Payments of tax withholding for stock awards	(1.1)	(2.3)
Other financing activities	(0.1)	—

Net cash (used in) from financing activities	(4.6)	66.7

Effect of exchange rates on cash, cash equivalents and restricted cash	2.8	(1.9)

Net change in cash, cash equivalents and restricted cash	22.5	(4.3)
Cash, cash equivalents and restricted cash at beginning of period	31.0	40.1

Cash, cash equivalents and restricted cash at end of period (1)	$53.5	$35.8

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	13 Weeks Ended
	March 29, 2020	March 31, 2019
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$48.3	$30.9
Restricted cash included in prepaid expenses and other current assets	0.2	0.2
Noncurrent assets:
Restricted cash included in other assets	5.0	4.7
Cash, cash equivalents and restricted cash at end of period	$53.5	$35.8
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2020 (the 2019 consolidated financial statements). The Company’s first fiscal quarter ended on March 29, 2020 (2020) and March 31, 2019 (2019), each of which contained 13 weeks.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.  Revenue
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

The following table presents our segment revenues disaggregated by service type (in millions):

	First Quarter
	2020	2019
Branch-Delivered Staffing
Americas Staffing
Staffing Solutions
Commercial	$308.5	$392.5
Education	143.1	139.6
Professional/Technical	75.4	85.5
Permanent Placement	6.4	8.9
Total Americas Staffing	533.4	626.5

International Staffing
Staffing Solutions	221.9	252.2
Permanent Placement	5.7	6.7
Total International Staffing	227.6	258.9

Global Talent Solutions
Talent Fulfillment
Staffing Solutions	244.5	255.6
Permanent Placement	0.3	0.3
Talent Solutions	86.2	89.7
Total Talent Fulfillment	331.0	345.6

Outcome-Based Services	172.2	155.4
Total Global Talent Solutions	503.2	501.0

Total Intersegment	(3.1)	(3.8)

Total Revenue from Services	$1,261.1	$1,382.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our GTS segment operates in the Americas, EMEA and APAC regions. In the first quarter of 2020 and 2019, GTS made up $486.5 million and $484.4 million in total Americas, respectively, $10.0 million and $11.1 million in total EMEA, respectively, and the entire balance in APAC.

The below table presents our revenues disaggregated by geography (in millions):

	First Quarter
	2020	2019
Americas
United States	$928.5	$1,018.9
Canada	32.8	33.0
Mexico	28.7	27.5
Puerto Rico	17.7	19.2
Brazil	9.1	8.5
Total Americas	1,016.8	1,107.1

EMEA
France	52.5	64.3
Switzerland	44.2	49.5
Portugal	43.6	44.8
Russia	32.1	25.4
United Kingdom	22.3	26.2
Italy	14.7	20.6
Germany	8.0	11.1
Ireland	5.0	10.1
Other	15.2	18.0
Total EMEA	237.6	270.0

Total APAC	6.7	5.5

Total Kelly Services, Inc.	$1,261.1	$1,382.6

Deferred Costs

Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $1.3 million as of first quarter-end 2020 and $1.5 million as of year-end 2019. Amortization expense for the deferred costs for the first quarter 2020 was $0.3 million and in the first quarter 2019 was $0.5 million.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $2.8 million as of first quarter-end 2020 and $3.6 million as of year-end 2019. Amortization expense for the deferred costs for the first quarter 2020 was $4.8 million and in the first quarter 2019 was $3.4 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
3. Credit Losses

On December 30, 2019, we adopted Accounting Standards Codification ("ASC") Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures, as applicable. Results for reporting periods beginning after December 30, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting this guidance, we have updated our accounting policies as follows.

Allowance for Uncollectible Accounts Receivable The Company records an allowance for uncollectible accounts receivable, billed and unbilled, based on historical loss experience, customer payment patterns, current economic trends, and reasonable and supportable forecasts, as applicable. The reserve for sales allowances is also included in the allowance for uncollectible accounts receivable. The Company estimates the current expected credit losses by applying internally developed loss rates to all outstanding receivable balances by aging category. Accounts receivable are written-off against the allowance when they are deemed uncollectible. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance by recording a charge or credit to selling, general and administrative ("SG&A") expenses for the portion of the adjustment relating to uncollectible accounts receivable, and a charge or credit to revenue from services for the portion of the adjustment relating to sales allowances.

Allowance for Credit Losses - Other Financial Assets The Company measures expected credit losses on qualified financial assets that do not result from revenue transactions using a probability of default method by type of financing receivable. The estimate of expected credit losses considers credit ratings, financial data, historical write-off experience, current conditions, and reasonable and supportable forecasts, as applicable, to estimate the risk of loss.

We are exposed to credit losses primarily through our sales of workforce solution services to customers. We establish an allowance for estimated credit losses in the current period resulting from the failure of our customers to make required payments on their trade accounts receivable in future periods. We pool such assets by geography and other similar risk characteristics, such as accounts in collection, and apply an aging method to estimate future credit losses utilizing inputs such as historical write-off experience, customer payment patterns, current collection data, and reasonable and supportable forecasts, as applicable. Credit risk with respect to accounts receivable is limited due to short payment terms. The Company also performs ongoing credit evaluations of its customers to help analyze credit risk. We monitor ongoing credit exposure through frequent review of past due accounts (based on the payment terms of the contract) and follow-up with customers, as appropriate. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

We are also exposed to credit losses from our loan to PersolKelly Pte. Ltd. and other receivables measured at amortized cost. The allowances were not material for the first-quarter end 2020. See Investment in PersolKelly Pte. Ltd. footnote for more information on the loan to PersolKelly Pte. Ltd.

The rollforward of our allowance for credit losses is as follows (in millions):

First Quarter
2020
Allowance for bad debt:
Beginning balance	$9.7
Impact of adopting ASC 326	0.3
Current period provision	(0.4)
Currency exchange effects	(0.5)
Write-offs	(0.2)
Ending balance	$8.9

Write-offs are presented net of recoveries, which were not material for first quarter-end 2020.

Allowances for credit losses are recorded in trade accounts receivable, less allowances and other assets in the consolidated balance sheet.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4.  Acquisitions
In the first quarter of 2020, Kelly Services USA, LLC, a wholly owned subsidiary of the Company, acquired Insight Workforce Solutions LLC and its affiliate, Insight EDU LLC (collectively, "Insight"), as detailed below. In the first quarter of 2019, the Company acquired NextGen Global Resources LLC (“NextGen”) and Global Technology Associates, LLC (“GTA”), as detailed below. We have accounted for these acquisitions under ASC 805, Business Combinations.

Insight

On January 14, 2020, Kelly Services USA, LLC acquired 100% of the membership interests of Insight, an educational staffing company in the U.S, for a purchase price of $34.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Insight at the closing date and estimated working capital adjustments resulting in the Company paying cash of $38.1 million. The purchase price of the acquisition also includes contingent consideration with an estimated fair value of $1.6 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The fair value of the earnout was established using a Monte Carlo simulation and the liability is recorded in other long-term liabilities in the consolidated balance sheet.

This acquisition will increase our market share in the education staffing market in the U.S. Insight's results of operations are included in the Americas Staffing segment. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated statements of earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$1.8
Trade accounts receivable	9.6
Other current assets	0.2
Property and equipment	0.2
Goodwill	19.9
Intangibles	10.6
Other noncurrent assets	0.1
Current liabilities	(2.6)
Noncurrent liabilities	(0.1)
Assets acquired net of liabilities assumed	$39.7

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the Insight acquisition was approximately $10.6 million of intangible assets, made up entirely of customer relationships. The fair value of the customer relationships was determined using the multi-period excess earnings method. The customer relationships will be amortized over 10 years with no residual value. Goodwill generated from the acquisition is primarily attributable to the expected synergies from combining operations and expanding market potential, and is assigned to the Americas Staffing reporting unit (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $18.5 million.

NextGen Global Resources

On January 2, 2019, the Company acquired 100% of the membership interests of NextGen, a leading provider of telecommunications staffing solutions, for a purchase price of $51.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by NextGen at the closing date and estimated working capital adjustments resulting in the Company paying cash of $54.3 million. Due to the date of the acquisition, the first quarter 2019 actual results represent the first quarter 2019 pro forma results.

Goodwill generated from this acquisition is primarily attributable to the market potential as a staffing solutions provider to the expanding telecommunications industry, and is assigned to the Americas Staffing reporting unit (see Goodwill footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Global Technology Associates

On January 2, 2019, in a separate transaction, the Company acquired 100% of the membership interests of GTA, a leading provider of engineering, technology and business consulting solutions in the telecommunications industry, for a purchase price of $34.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by GTA at the closing date and estimated working capital adjustments resulting in the Company paying cash of $35.7 million. Due to the date of the acquisition, the first quarter 2019 actual results represent the first quarter 2019 pro forma results.

Goodwill generated from this acquisition is primarily attributable to the market potential as a solutions provider to the expanding telecommunications industry, and is assigned to the GTS reporting unit (see Goodwill footnote).

As noted above, goodwill related to these acquisitions was assigned to the Americas Staffing and GTS reporting units and was included in the goodwill impairment charge taken in the first quarter of 2020. The goodwill impairment charge resulted from an interim goodwill impairment test triggered by declines in our common stock price as a result of negative market reaction to the COVID-19 crisis (see Goodwill footnote).

5. Investment in Persol Holdings

The Company has a yen-denominated investment through the Company's subsidiary, Kelly Services Japan, Inc., in the common stock of Persol Holdings Co., Ltd. ("Persol Holdings"), the Company’s joint venture partner in PersolKelly Pte. Ltd. (the "JV"). As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). A loss on the investment of $77.8 million in the first quarter of 2020 and a gain on the investment of $13.2 million in the first quarter of 2019 was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

6.  Investment in PersolKelly Pte. Ltd.
The Company has a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing solutions business operating in more than 10 countries in the Asia-Pacific region. The operating results of the Company’s interest in the JV are accounted for on a one-quarter lag under the equity method and are reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to a loss of $1.5 million in the first quarter of 2020 and a loss of $0.4 million in the first quarter of 2019. This investment is evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity investment, we will adjust the carrying amount of the investment to the current fair value.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $116.3 million as of first quarter-end 2020 and $117.2 million as of year-end 2019. The net amount due from the JV, a related party, was $10.0 million as of the first quarter-end 2020 and $10.9 million as of year-end 2019. The Company made loans, proportionate to its 49% ownership, to the JV for $7.0 million in 2018 and an additional $4.4 million in 2019 to fund working capital requirements as a result of their sustained revenue growth. The loans, which are outstanding as of first quarter-end 2020, are included in other assets in the consolidated balance sheet and included in the net amounts due from the JV. The carrying value of the loans approximates the fair value based on market interest rates. Accrued interest receivable totaled $0.1 million at first-quarter end 2020 and $0.2 million at year-end 2019 and is included in prepaid expenses and other current assets in the consolidated balance sheet. The amount included in trade accounts payable for staffing services provided by the JV as a supplier to the Company’s CWO programs was $0.1 million as of first quarter-end 2020 and $0.2 million as of year-end 2019.
Expected credit losses are estimated over the contractual term of the loans. The required allowance is based on current and projected financial information from the JV, market-specific information and other relevant data available to the Company, as applicable. The allowance was not material for the first quarter-end 2020.

The Company has accrued interest receivable from our loan to the JV. If applicable, we write off the uncollectible accrued interest receivable balance related to our loan to the JV within the same quarter the interest is determined to be uncollectible,

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
which is considered timely. As such, an allowance for credit losses is not deemed necessary. Any write offs, if necessary, are recorded by reversing interest income.

Subsequent to first quarter-end 2020, 100% of the shares of Kelly Services Australia Pty Ltd and Kelly Services (New Zealand) Limited, both subsidiaries of the JV, were sold on April 1, 2020 to an affiliate of Persol Holdings. The JV received proceeds of $17.5 million upon the sale and the Company received a direct royalty payment of $0.7 million.

7.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following tables present assets measured at fair value on a recurring basis as of first quarter-end 2020 and year-end 2019 in the consolidated balance sheet by fair value hierarchy level, as described below.
Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of First Quarter-End 2020
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.9	$4.9	$—	$—
Investment in Persol Holdings	96.8	96.8	—	—

Total assets at fair value	$101.7	$101.7	$—	$—

	As of Year-End 2019
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.9	$4.9	$—	$—
Investment in Persol Holdings	173.2	173.2	—	—

Total assets at fair value	$178.1	$178.1	$—	$—

Money market funds as of first quarter-end 2020 and year-end 2019 represent investments in money market accounts, all of which are restricted as to use and included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.
The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $19.2 million as of the first quarter-end 2020 and $18.9 million at year-end 2019.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The carrying amount of $5.0 million as of the first quarter-end 2020 and year-end 2019 represents the purchase price. There have been no observable price changes to the carrying amount or impairments.

The Company also has a minority investment in Kenzie Academy Inc., which is included in other assets in the consolidated balance sheet. This investment is also measured using the measurement alternative for equity investments without a readily determinable fair value as described above. The investment totaled $1.4 million as of the first quarter-end 2020 and $1.3 million at year-end 2019, representing total cost plus observable price changes to date.

Assets Measured at Fair Value on a Nonrecurring Basis

Due to the negative market reaction to the COVID-19 crisis, including declines in our common stock price, management determined that a triggering event occurred during the first quarter of 2020. We therefore performed an interim step one quantitative impairment test for both of our reporting units with goodwill, Americas Staffing and GTS. As a result of this quantitative assessment, we determined that the estimated fair value of the reporting units no longer exceeded the carrying value, and recorded a goodwill impairment charge of $147.7 million in the first quarter of 2020 (see Goodwill footnote).

8. Restructuring
In the first quarter of 2020, the Company took restructuring actions to align costs with expected revenues, position the organization to adopt a new operating model later in 2020 and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology.
Restructuring costs incurred in the first quarter of 2020 totaled $8.7 million and are recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars).

	Lease Termination Costs	Severance Costs	Total

Americas Staffing	$4.1	$1.5	$5.6
Global Talent Solutions	—	0.9	0.9
International Staffing	0.7	0.4	1.1
Corporate	—	1.1	1.1

Total	$4.8	$3.9	$8.7

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars).

Balance as of year-end 2019	$0.3
Additions charged to Americas Staffing	5.6
Additions charged to Global Talent Solutions	0.9
Additions charged to International Staffing	1.1
Additions charged to Corporate	1.1
Reductions for lease termination costs related to fixed assets	(0.6)
Reductions for cash payments related to all restructuring activities	(4.5)
Balance as of first quarter-end 2020	$3.9

The remaining balance of $3.9 million as of first quarter-end 2020 primarily represents severance costs, and the majority is expected to be paid by the end of 2020. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Goodwill
The changes in the carrying amount of goodwill as of first quarter-end 2020 are included in the table below. See Acquisitions footnote for a description of the addition to goodwill in the first quarter of 2020.

The Company performs its annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. During the first quarter of 2020, negative market reaction to the COVID-19 crisis, including declines in our common stock price, caused our market capitalization to decline significantly compared to the fourth quarter of 2019, causing a triggering event. Therefore, we performed an interim step one quantitative test for reporting units with goodwill, Americas Staffing and GTS, and determined that the estimated fair values of both reporting units no longer exceeded their carrying values. Based on the result of our interim goodwill impairment test as of first quarter of 2020, we recorded a goodwill impairment charge of $147.7 million to write off goodwill for both reporting units. (See impairment adjustments in the table below.)

In performing the step one quantitative test and consistent with our prior practice, we determined the fair value of each reporting unit using the income approach, which is validated through reconciliation to observable market capitalization data. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Assumptions and estimates about future cash flows and discount rates are complex and often subjective.

Our analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures and working capital.

	As of Year-End 2019	Additions to Goodwill	Impairment Adjustments	As of First Quarter-End 2020
	(In millions of dollars)
Americas Staffing	$58.5	$19.9	$(78.4)	$—
Global Talent Solutions	69.3	—	(69.3)	—
Total	$127.8	$19.9	$(147.7)	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the first quarter 2020 and 2019 are included in the table below. Amounts in parentheses indicate debits.

	First Quarter
	2020	2019
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(13.2)	$(15.7)
Other comprehensive income (loss) before reclassifications	(7.4)	(1.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	(7.4)	(1.5)
Ending balance	(20.6)	(17.2)

Pension liability adjustments:
Beginning balance	(2.6)	(1.4)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	—	—
Ending balance	(2.6)	(1.4)

Total accumulated other comprehensive income (loss)	$(23.2)	$(18.6)

11.  Earnings Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the first quarter 2020 and 2019 follows (in millions of dollars except per share data):

	First Quarter
	2020	2019
Net earnings (loss)	$(153.2)	$22.1
Less: earnings allocated to participating securities	—	(0.2)
Net earnings (loss) available to common shareholders	$(153.2)	$21.9

Average shares outstanding (millions):
Basic	39.2	39.0
Dilutive share awards	—	0.1
Diluted	39.2	39.1

Basic earnings (loss) per share	$(3.91)	$0.56
Diluted earnings (loss) per share	$(3.91)	$0.56

Potentially dilutive shares outstanding are primarily related to performance shares for the first quarter 2019. Dividends paid per share for Class A and Class B common stock were $0.075 for the first quarter 2020 and 2019.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
12.  Stock-Based Compensation
For the first quarter of 2020, the Company recognized stock compensation expense of $1.2 million, and related tax expense of $0.2 million. For the first quarter of 2019, the Company recognized stock compensation expense of $3.2 million, and related tax benefit of $0.4 million.
Performance Shares
A summary of the status of all nonvested performance shares at target as of first quarter-end 2020 is presented as follows below (in thousands of shares except per share data). The majority of the vested shares below is related to the 2017 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2020. There has been no grant of performance shares since year-end 2019. The vesting adjustment in the table below represents the 2017 Total Shareholder Return ("TSR") performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2019	502	$24.21	114	$25.24
Granted	—	—	—	—
Vested	(152)	24.07	—	—
Forfeited	(19)	25.07	(2)	31.38
Vesting adjustment	—	—	(62)	20.15
Nonvested at first quarter-end 2020	331	$23.00	50	$31.38

2018 Grant Update

For the 2018 financial measure performance awards, the annual goals are set in February of each year, with the total award payout for 2018 grants based on a cumulative measure of the 2018, 2019 and 2020 goals. Accordingly, the Company remeasures the fair value of the 2018 financial measure performance shares each reporting period until the third year goals are set, after which the grant date fair value will be fixed for the remaining performance period. During the first quarter 2020, the final year of goals was set for the performance shares granted in 2018 and the grant date fair value for the 2018 financial measure performance shares was set at $17.35 per share. The grant date fair value per share will remain fixed for the remaining performance period.

Restricted Stock
A summary of the status of nonvested restricted stock as of first quarter-end 2020 is presented as follows below (in thousands of shares except per share data). The restricted stock granted related to new hires in the first quarter of 2020.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2019	360	$24.92
Granted	63	14.72
Vested	(102)	24.21
Forfeited	(11)	24.11
Nonvested at first quarter-end 2020	310	$23.09

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
13. Sale of Assets

On March 20, 2020, the Company sold three of our four headquarters properties for a purchase price of $58.5 million as a part of a sale and leaseback transaction. The properties include the parcels of land, together with all rights and easements, in addition to all improvements located on the land, including buildings. The Company received cash proceeds of $55.5 million, which is net of transaction expenses. As of the date of the sale, the properties had a combined net carrying amount of $23.4 million. The resulting gain on the sale of the assets was $32.1 million which is recorded in gain on sale of assets in the consolidated statements of earnings. The Company leased back the headquarters buildings on the same date, see the Leases footnote for discussion of the sale and leaseback transaction.

14.  Other Income (Expense), Net
Included in other income (expense), net for the first quarter 2020 and 2019 are the following:

	First Quarter
	2020	2019
	(In millions of dollars)
Interest income	$0.3	$0.2
Interest expense	(0.9)	(1.1)
Dividend income	—	—
Foreign exchange gain (loss)	2.4	(0.6)
Other	(0.1)	0.4

Other income (expense), net	$1.7	$(1.1)

15. Leases

The Company has operating and financing leases for field offices and various equipment. Our leases have remaining lease terms of one year to 15 years. We determine if an arrangement is a lease at inception.

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

During the first quarter 2020, the Company sold its main headquarters building and entered into a leaseback agreement, which is accounted for as an operating lease. As of first quarter-end 2020, we recognized $37.6 million of ROU assets within operating lease right-of-use assets, $1.2 million of current lease liabilities within operating lease liabilities, current and $36.1 million of noncurrent lease liabilities within operating lease liabilities, noncurrent in the consolidated balance sheet, with a discount rate of 4.8% over a 15-year lease term related to this lease. The sale and leaseback obligation matures as follows: $2.2 million in fiscal 2020, remaining; $3.3 million in fiscal 2021; $3.3 million in fiscal 2022; $3.4 million in fiscal 2023; $3.4 million in fiscal 2024; $3.4 million in fiscal 2025 and $34.0 million thereafter.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
16.  Contingencies
The Company is continuously engaged in litigation, threatened litigation, claims, audits or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability, violations of privacy rights, anti-competition regulations, commercial and contractual disputes, and tax related matters which could result in a material adverse outcome.

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At first quarter-end 2020 and year-end 2019, the gross accrual for litigation costs amounted to $2.9 million and $9.9 million, respectively.

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At first quarter-end 2020 and year-end 2019, the related insurance receivables amounted to $0.3 million and $4.1 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.0 million to $2.4 million as of first quarter-end 2020. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are also currently engaged in litigation with a customer over a disputed accounts receivable balance for certain services rendered, which is recorded as a long-term receivable in other assets in the consolidated balance sheet. While we believe the balance of approximately $10 million is collectible, there is a reasonably possible risk of an unfavorable outcome.

17. Income Taxes

Income tax benefit was $36.2 million for the first quarter of 2020 and income tax expense was $6.4 million for the first quarter of 2019. The first quarter of 2020 includes a tax benefit of $23.0 million on the impairment of goodwill and a tax benefit of $23.8 million for the loss on the Company's investment in Persol Holdings, compared with tax expense in the first quarter of 2019 of $4.1 million from a gain on this investment. The first quarter of 2020 benefit was partially offset by losses on tax exempt investments in life insurance policies and income from the sale of assets discussed in the Sale of Assets footnote.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation, and changes in the fair value of the Company’s investment in Persol Holdings, which are treated as discrete since they cannot be estimated. The first quarter of 2020 impairment of goodwill was treated as discrete.

The work opportunity credit program is a temporary provision in the U.S. tax law and expires for employees hired after 2020. While the program has routinely been extended, it is uncertain whether it will again be extended. In the event the program is not renewed, we will continue to receive credits for qualified employees hired prior to 2021. The impact of the current economic slow-down resulting from the COVID-19 crisis did not begin until March 2020. At the end of the first quarter, the impact of the pandemic did not change our judgement on the realizability of deferred tax assets or our plans to repatriate cash from foreign subsidiaries.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
18.  Segment Disclosures
The Company’s segments are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision-maker ("CODM", the Company’s CEO) to determine resource allocation and assess performance. The Company’s three reportable segments, (1) Americas Staffing, (2) GTS and (3) International Staffing, reflect how the Company delivers services to customers and how its business is organized internally. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
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
Corporate expenses that directly support the operating units have been allocated to Americas Staffing, GTS and International Staffing based on work effort, volume or, in the absence of a readily available measurement process, proportionately based on gross profit realized. Unallocated corporate expenses include those related to incentive compensation, law and risk management, certain finance and accounting functions, executive management, corporate campus facilities, IT production support, certain legal costs and expenses related to corporate initiatives that do not directly benefit a specific operating segment. Consistent with the information provided to and evaluated by the CODM, the goodwill impairment charge in the first quarter of 2020 is included in Corporate expenses.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the first quarter 2020 and 2019. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	First Quarter
	2020	2019
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$533.4	$626.5
Global Talent Solutions	503.2	501.0
International Staffing	227.6	258.9

Less: Intersegment revenue	(3.1)	(3.8)

Consolidated Total	$1,261.1	$1,382.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2020	2019
	(In millions of dollars)
Earnings (loss) from Operations:

Americas Staffing gross profit	$93.6	$117.2
Americas Staffing SG&A expenses	(93.5)	(101.2)
Americas Staffing Earnings from Operations	0.1	16.0

Global Talent Solutions gross profit	100.2	100.4
Global Talent Solutions SG&A expenses	(73.7)	(74.7)
Global Talent Solutions Earnings from Operations	26.5	25.7

International Staffing gross profit	29.9	34.6
International Staffing SG&A expenses	(29.3)	(31.3)
International Staffing Earnings from Operations	0.6	3.3

Less: Intersegment gross profit	(0.4)	(0.6)
Less: Intersegment SG&A expenses	0.4	0.6
Net Intersegment Activity	—	—

Corporate	(139.0)	(28.2)
Consolidated Total	(111.8)	16.8
Gain (loss) on investment in Persol Holdings	(77.8)	13.2
Other income (expense), net	1.7	(1.1)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$(187.9)	$28.9

19.  New Accounting Pronouncements
Recently Adopted

In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We adopted this guidance prospectively effective December 30, 2019. In accordance with the standard, we present capitalized implementation costs incurred in a hosting arrangement that is a service contract as other assets on our consolidated balance sheet. This presentation is consistent with the presentation of the prepayment of fees for the hosting arrangement. During the first quarter of 2020, we recognized $0.1 million of amortization expense for capitalized implementation costs incurred in hosting arrangements as a component of SG&A expenses in our consolidated statements of earnings. During the first quarter of 2020, we recognized $0.9 million of payments for capitalized implementation costs in the same manner as payments made for fees associated with the related hosting arrangements as a component of net cash from operating activities in our consolidated statements of cash flows. The Company's cloud computing arrangements are comprised of internal-use software platforms accounted for as service contracts. The Company does not have the ability to take possession of the software without significant penalty nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
In June 2016, the FASB issued ASU 2016-13 (ASC Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The standard also requires additional quantitative and qualitative disclosures regarding credit risk inherent in a reporting entity's portfolio, how management monitors this risk, management's estimate of expected credit losses, and the changes in the estimate that has taken place during the period. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We adopted this ASU using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures, as applicable. Results for reporting periods beginning after December 30, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recorded a decrease to retained earnings of $0.7 million, net of tax, in the first quarter 2020 for the cumulative effect of adopting ASC 326. Related disclosures have been updated throughout the financial statements and footnotes.

In August 2018, the FASB issued ASU 2018-13 which eliminates, adds and modifies certain fair value measurement disclosures. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact to our consolidated financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Over the past several weeks, the impact of COVID-19 has resulted in dramatic shifts in most aspects of the economy and how professional and private lives are conducted. While the pace of change is unprecedented and the resulting impacts are still being determined, our Noble Purpose, “We connect people to work in ways that enrich their lives,” will continue to guide our strategy and actions. Kelly remains committed to being a leading talent solutions provider among the talent with whom we choose to specialize and in the markets in which we choose to compete. As we navigate the uncertainty over the next several quarters, we will continue to demonstrate our expected behaviors and actions:

•Employ a talent-first mentality

•Relentlessly deliver for customers

•Grow through discipline and focus

•Deliver efficiency and effectiveness in everything we do

By aligning ourselves with our Noble Purpose and executing against these behaviors, we intend to weather the current situation and emerge as a more agile and focused organization, prepared to achieve new levels of growth and profitability as we further develop our portfolio of businesses.

The Talent Solutions Industry

Labor markets are in the midst of change due to automation, secular shifts in labor supply and demand and skills gaps and we expect the current economic situation to further accelerate that change. Global demographic trends are reshaping and redefining the way in which companies find and use talent. In response, the talent solutions industry is adjusting how it sources, recruits, trains and places talent.

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

Our Business

Kelly Services is a talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary, temporary-to-hire and direct-hire basis. We provide commercial and professional/technical staffing through our branch networks in our Americas Staffing and International Staffing segments and, in APAC, we provide staffing solutions to customers through PersolKelly Pte. Ltd., our joint venture with Persol Holdings, a leading provider of HR solutions in Japan. For the U.S. education market, Kelly Education is the leading provider of substitute teachers to more than 7,000 schools nationwide.

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

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. but was 59 days on a global basis as of the 2020 first quarter end and 58 days as of the 2019 year end and first quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective

Short Term

Over the next several months we will have greater clarity on the impact of COVID-19 on the global economy, the talent solutions industry, our customers and our talent. In April 2020, we took a series of proactive actions in response to the crisis. These actions were designed to reduce spending, minimize layoffs, and bolster the strength and flexibility of Kelly’s finances. These actions include:

•a 10% pay cut for full-time salaried employees in the U.S., Puerto Rico and Canada, in addition to certain actions in EMEA and APAC;
•substantially reduced CEO compensation and reduced compensation of 10% or more for senior leaders;
•temporary furloughing and/or redeployment of some employees until business conditions improve;
•suspension of the Company match to certain retirement accounts in the U.S. and Puerto Rico;
•reduction of discretionary expenses and projects, including capital expenditures; and
•a hiring freeze with the exception of critical revenue-generating positions.

Given the level of uncertainty surrounding the duration of the COVID-19 crisis, Kelly’s board also voted to suspend the quarterly dividend until conditions improve. To enhance financial flexibility, we have drawn down additional cash borrowings from Kelly’s existing credit facility subsequent to the 2020 first quarter end.

The impact of the pandemic on our first quarter results began in March 2020 with the limitations on public life in the U.S. and the European markets we serve. We do expect that there will be a material decline in our revenues during the period of time in which stay-at-home orders and other limitations on activities are in place. The impact on the revenues of each segment will vary given the differences in pandemic-related measures enacted in each geography, the customer industries served and the skill sets of the talent provided to our customers and their ability to work remotely. We currently expect a gradual return to pre-crisis levels of customer demand over the next several quarters. While our cost reductions efforts are expected to reduce year-over-year expenses significantly in the second quarter, they will not be enough to offset declines in revenue and gross profit. As a result, we expect our second quarter and full year earnings to decline year-over-year.

In addition, negative market reaction to the COVID-19 crisis in March 2020, including declines in our common stock price, caused our market capitalization to decline significantly. This triggered an interim goodwill impairment test and resulted in a $147.7 million non-cash goodwill impairment charge in the first quarter of 2020.

Moving Forward

While the severity of the economic impacts and the duration of these impacts cannot be precisely measured at this time, we do believe that the mid-term impacts on how people view, find and conduct work will continue to align with our current strategic path. We continue to pursue a specialized talent solutions strategy and have identified several specialty growth platforms for investment. We expanded our engineering portfolio with the January 2, 2019 acquisitions of Global Technology Associates, LLC (“GTA”) and NextGen Global Resources LLC (“NextGen”), leaders in the growing 5G telecommunications market. These position Kelly as one of the leading engineering workforce solutions companies in this fast-growing market. On January 14, 2020, we acquired Insight Workforce Solutions LLC ("Insight"), an educational staffing company, to expand our leadership position in the U.S. education talent solutions industry. We intend to further accelerate our efforts to drive revenue and earnings growth through additional inorganic growth platforms, making smart acquisitions that align with Kelly's focus on specialization as market conditions improve.

We continue to make investments in technology, particularly those which support greater efficiency in finding talent to answer customer needs. We are accelerating the implementation of our front office platforms which, when fully deployed in mid-2020, will streamline the processes and workflows associated with recruiting, onboarding and reassigning workers. This investment will create the platform from which we will deploy additional operational improvements over the next several years that will enhance the experience of the hundreds of thousands of job seekers who interact and work with Kelly each year.

In the first quarter of 2020, we completed a review of the U.S. branch network of physical locations and reduced the number of branch locations utilized. In addition, we took similar actions on branch locations in International Staffing. We recorded $4.8 million of lease termination costs and fixed asset write-offs related to those actions. In addition, we took cost reduction actions in Americas Staffing, GTS, International Staffing and corporate support functions which resulted in $3.9 million of severance costs and eliminated 123 positions. We expect that the expense savings from the first quarter of 2020 actions will be approximately $20 million on an annual basis.

While faced with market conditions that may temporarily delay our efforts, Kelly continues to focus on accelerating the execution of our strategic plan and making the necessary investments and adjustments to advance that strategy. Our objective is to become an even more agile, consultative and profitable company, and we are reshaping our business to make that goal a reality. While the COVID-19 pandemic has resulted in uncertainty in the economy and the labor markets that will affect our near term financial performance, we will measure our progress using financial measures, including:

•Revenue growth (both organic and inorganic);

•Gross profit rate improvement; and

•Conversion rate and EBITDA margin.

Financial Measures

The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2020 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2019. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative (“SG&A”) expenses within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.
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
Return on sales (earnings from operations divided by revenue from services) and conversion rate (earnings from operations divided by gross profit) are ratios used to measure the Company’s operating efficiency.
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

Results of Operations
Total Company - First Quarter
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$1,261.1	$1,382.6	(8.8)%		(8.3)%
Gross profit	223.3	251.6	(11.3)		(10.9)
SG&A expenses excluding restructuring charges	210.8	228.5	(7.7)		(7.5)
Restructuring charges	8.7	6.3	38.1		38.5
Total SG&A expenses	219.5	234.8	(6.5)		(6.3)
Goodwill impairment charge	147.7	—	NM
Gain on sale of assets	32.1	—	NM
Earnings (loss) from operations	(111.8)	16.8	NM
Diluted earnings (loss) per share	(3.91)	0.56	NM

Permanent placement income (included in revenue from services)	12.3	15.9	(22.9)		(22.1)
Gross profit rate	17.7%	18.2%	(0.5)	pts.

Total Company revenue from services for the first quarter of 2020 declined 8.8% in comparison to the prior year and declined 8.3% on a CC basis. As noted in the following discussions, revenue decreased in Americas Staffing and International Staffing, and increased in GTS. The economic slow-down resulting from COVID-19 began in March 2020. The impact of the current unfavorable economic conditions on our results of operations for the first quarter of 2020 came primarily from lower demand during that period, resulting in a 2.7% decline in year-over-year revenues for the quarter. Revenue from services for the first quarter of 2020 includes the results of the Insight acquisition, which added approximately 110 basis points to the total revenue growth rate.

The gross profit rate decreased by 50 basis points from the prior year. As noted in the following discussions, the gross profit rate decreased in all operating segments, but primarily in the Americas Staffing segment.

Total SG&A expenses decreased 6.5% on a reported basis and 6.3% on a CC basis. Included in total SG&A expenses are restructuring charges of $8.7 million in the first quarter of 2020 related to actions taken to position the Company to adopt a new operating model later in 2020 and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology. Restructuring charges of $6.3 million in the first quarter of 2019 represent severance costs primarily related to U.S. branch-based staffing operations.
During the first quarter of 2020, the negative reaction to the pandemic by the global equity markets also resulted in a decline in the Company's common stock price. This triggered an interim goodwill impairment test, resulting in a $147.7 million goodwill impairment charge in the first quarter of 2020.
Gain on sale of assets of $32.1 million represents the excess of the proceeds over the cost of the headquarters properties sold in the first quarter of 2020. The main headquarters building was subsequently leased back to the Company during the first quarter of 2020.
Diluted loss per share for the first quarter of 2020 was $3.91, as compared to diluted earnings per share of $0.56 for the first quarter of 2019. The 2020 first quarter diluted loss per share was impacted by a loss, net of tax, of approximately $1.38 per share related to the investment in Persol Holdings. The 2019 first quarter diluted earnings per share were impacted by a gain, net of tax, of approximately $0.23 per share related to the gain on the investment in Persol Holdings.

Americas Staffing - First Quarter
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$533.4	$626.5	(14.9)%		(14.6)%
Gross profit	93.6	117.2	(20.2)		(20.0)
SG&A expenses excluding restructuring charges	87.9	94.9	(7.4)		(7.4)
Restructuring charges	5.6	6.3	(10.6)		(10.6)
Total SG&A expenses	93.5	101.2	(7.6)		(7.6)
Earnings from operations	0.1	16.0	(99.5)
Earnings from operations excluding restructuring charges	5.7	22.3	(74.4)

Gross profit rate	17.5%	18.7%	(1.2)	pts.

The change in Americas Staffing revenue from services reflects a 15% decrease in hours volume and a 3% decrease in average bill rates (a 2.4% decrease on a CC basis), partially offset by the impact of the January 2020 acquisition of Insight. The decrease in hours volume was primarily due to the disruption resulting from the restructure of the U.S. branch-based staffing in the first quarter of 2019 and slower achievement of the related benefits. Additionally, the decline reflects an approximately 5% decline in revenues in Americas Staffing from the more challenging market conditions resulting from COVID-19, primarily in education related to school closures, and in manufacturing from the temporary closure of customer facilities. The decrease in average bill rates was related to customer mix in commercial, education and engineering products. Americas Staffing represented 42% of total Company revenue in the first quarter of 2020 and 45% in the first quarter of 2019.

From a product perspective, the change in revenue reflects lower volume in commercial, including light industrial and office services, as well as education, engineering and science products.

The Americas Staffing gross profit rate decreased in comparison to the prior year. The gross profit rate was negatively impacted by higher employee benefit costs, workers' compensation costs, payroll taxes and lower permanent placement income. Permanent placement income, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses decreased 7.6% from the prior year, due primarily to lower administrative salaries and performance-based compensation. Included in total SG&A expenses are $5.6 million related to restructuring costs in the first quarter of 2020 and $6.3 million in the first quarter of 2019. The restructuring costs in the first quarter of 2020 primarily represent facilities lease buy-out costs and severance costs related to U.S. branch-based staffing operations. The restructuring costs in the first quarter of 2019 primarily represent severance costs related to U.S. branch-based staffing operations.

GTS - First Quarter
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$503.2	$501.0	0.4%		0.6%
Gross profit	100.2	100.4	(0.2)		0.1
SG&A expenses excluding restructuring charges	72.8	74.7	(2.5)		(2.2)
Restructuring charges	0.9	—	NM		NM
Total SG&A expenses	73.7	74.7	(1.3)		(1.0)
Earnings from operations	26.5	25.7	2.9
Earnings from operations excluding restructuring charges	27.4	25.7	6.4

Gross profit rate	19.9%	20.0%	(0.1)	pts.

Revenue from services increased 0.4% compared to last year. Increases from program expansions and new customer contracts in our BPO and KellyConnect products were partially offset by lower demand from a number of customers in centrally delivered staffing and PPO products. The impact of COVID-19 on GTS revenues was not significant in the first quarter of 2020. Many of GTS' customers are in essential industries, were able to facilitate remote work or continued to maintain, rather than lay off, their talent including talent provided by the Company. GTS revenue represented 40% of total Company revenue in the first quarter of 2020 and 36% in the first quarter of 2019.

The decrease in the GTS gross profit rate was due to an increase in employee-related costs, partially offset by our continued structural improvement in our product mix.

Total SG&A expenses decreased 1.3% from the prior year, due to effective cost management, as we continue to align our resources and spending levels with volumes and gross profit in our products. Included in total SG&A expenses are $0.9 million related to restructuring charges, representing primarily employee separation costs.

International Staffing - First Quarter
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$227.6	$258.9	(12.1)%		(10.7)%
Gross profit	29.9	34.6	(13.4)		(11.8)
SG&A expenses excluding restructuring charges	28.2	31.3	(9.7)		(8.5)
Restructuring charges	1.1	—	NM		NM
Total SG&A expenses	29.3	31.3	(6.2)		(5.0)
Earnings from operations	0.6	3.3	(81.7)
Earnings from operations excluding restructuring charges	1.7	3.3	(48.8)

Gross profit rate	13.2%	13.3%	(0.1)	pts.

In comparison to the prior year, International Staffing revenue from services decreased 12.1% on a reported basis and 10.7% on a CC basis. The decline was primarily due to a decrease in hours volume in France, Switzerland and Italy, market conditions, as well as the impact of COVID-19 disruption. These decreases were partially offset by increased revenue in Russia, due to higher hours volume combined with higher average bill rates. Overall, the impact of unfavorable market conditions as a result of COVID-19 was approximately 2% in the first quarter of 2020. International Staffing represented 18% of total Company revenue in the first quarter of 2020 and 19% in the first quarter of 2019.

The International Staffing gross profit rate decreased primarily due to unfavorable customer mix, as well as lower permanent placement income.
Total SG&A expenses decreased 6.2% due to continued cost management focused on increased productivity in our branch network. Included in total SG&A are $1.1 million of restructuring charges, which primarily related to France staffing operations to reposition our operating model to pursue growth through specialized staffing business.

Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. The impact of the current economic slow-down resulting from the COVID-19 crisis did not begin until mid-March 2020 in the U.S. As a result, the impact of the current economic conditions on our financial condition and cash flows was limited in our financial results as of the end of the first quarter.

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $53.5 million at the end of the first quarter of 2020 and $31.0 million at year-end 2019. As further described below, we generated $8.4 million of cash from operating activities, generated $15.9 million of cash from investing activities and used $4.6 million of cash for financing activities.
Operating Activities
In the first three months of 2020, we generated $8.4 million of net cash from operating activities, as compared to generating $21.2 million in the first three months of 2019, due to recurring working capital changes.
Trade accounts receivable totaled $1.2 billion at the end of the first quarter of 2020. Global DSO was 59 days at the end of the first quarter of 2020 and 58 days at the end of the first quarter of 2019.
Our working capital position (total current assets less total current liabilities) was $523.0 million at the end of the first quarter of 2020, an increase of $1.4 million from year-end 2019. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the first quarter of 2020 and at year-end 2019.
Investing Activities
In the first three months of 2020, we generated $15.9 million of cash from investing activities, as compared to using $90.3 million in the first three months of 2019. Included in cash from investing activities in the first three months of 2020 is $55.5 million of proceeds representing the cash received, net of transaction expenses, for the sale of three headquarters properties as a part of a sale and leaseback transaction, partially offset by $36.3 million of cash used for the acquisition of Insight in January 2020, net of the cash received. Included in cash used for investing activities in the first three months of 2019 is $50.8 million for the acquisition of NextGen in January 2019, net of the cash received, and $35.6 million for the acquisition of GTA in January 2019, net of the cash received.
Financing Activities
In the first three months of 2020, we used $4.6 million of cash for financing activities, as compared to generating $66.7 million in the first three months of 2019. The change in cash used in financing activities was primarily related to short-term borrowing activities. Debt totaled $1.7 million at the end of the first quarter of 2020 and was $1.9 million at year-end 2019. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.2% at the end of the first quarter of 2020 and 0.1% at year-end 2019.
The change in short-term borrowings in the first three months of 2020 was primarily due to payments on local lines of credit. The change in short-term borrowings in the first three months of 2019 was primarily due to borrowings on our securitization facility.
We made dividend payments of $3.0 million in the first three months of 2020 and 2019.

New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. For a discussion of the goodwill impairment charge recognized during the first quarter of 2020, see the Goodwill footnote in the Notes to our Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information.

Contractual Obligations and Commercial Commitments
During the first quarter of 2020, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K, other than the sale and leaseback of the main headquarters building. Details of the lease payments by year are disclosed in the Leases footnote in the Notes to Consolidated Financial Statements in this Form 10-Q filing. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. During 2020, cash generated from operations will be supplemented by recent enactment of laws providing COVID-19 relief, most notably the Coronavirus Aid, Relief, and Economic Security Act which allows for the deferral of payments of the Company's U.S. social security taxes. We are reviewing other potential sources of liquidity, such as wage subsidy receivables outside the U.S., in an effort to potentially monetize such sources. Additional funding sources could include asset-based lending or additional bank facilities.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2020 first quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
As of the end of the first quarter of 2020, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $96.8 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.2 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the first quarter of 2020, we met the debt covenants related to our revolving credit facility and securitization facility.
We have historically managed our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. Given the level of uncertainty surrounding the duration of the COVID-19 crisis and to enhance financial flexibility, we may maintain a higher level of cash than our prior practice, including additional borrowings from our existing revolving credit and securitization facilities. While we may adjust our practices in the future, as of May 4, 2020, we have borrowed $70 million under the securitization facility to build on our existing cash balance as disclosed at March 29, 2020.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the recent novel coronavirus (COVID-19) outbreak, competitive market pressures including pricing and technology introductions and disruptions, changing market and economic conditions, our ability to achieve our business strategy, the risk of damage to our brand, the risk our intellectual property assets could be infringed upon or compromised, our ability to successfully develop new service offerings, our exposure to risks associated with services outside traditional staffing, including business process outsourcing and services connecting talent to independent work, our increasing dependency on third parties for the execution of critical functions, the risks associated with past and future acquisitions, exposure to risks associated with investments in equity affiliates including PersolKelly Pte. Ltd., material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with the government or government contractors, risks associated with conducting business in foreign countries, including foreign currency fluctuations, the exposure to potential market and currency exchange risks relating to our investment in Persol Holdings, risks associated with violations of anti-corruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyberattacks or other breaches of network or information technology security, our ability to sustain critical business applications through our key data centers, our ability to effectively implement and manage our information technology projects, our ability to maintain adequate financial and management processes and controls, risk of potential impairment charges triggered by adverse industry developments or operational circumstances, unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, the impact of changes in laws and regulations (including federal, state and international tax laws), competition law risks, the risk of additional tax or unclaimed property liabilities in excess of our estimates, our ability to realize value from our tax credit and net operating loss carryforwards, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we have no intention to update these statements. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2020 first quarter earnings.
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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
The Company is continuously engaged in litigation, threatened ligation, claims, audits or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability, violations of privacy rights, anti-competition regulations, commercial and contractual disputes, and tax related matters which could result in a material adverse outcome. We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet.

While the outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are also currently engaged in litigation with a customer over a disputed accounts receivable balance for certain services rendered, which is recorded as a long-term receivable in other assets in the consolidated balance sheet. While we believe the balance is collectible, there is a reasonably possible risk of an unfavorable outcome.

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

Item 1A.  Risk Factors.
The following risk factor is in addition to the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on the Form 10-K for year ended December 29, 2019.
We expect our business to be adversely impacted by the recent novel coronavirus (COVID-19) outbreak.
The outbreak of the novel coronavirus and its subsequent spread across the globe has negatively impacted the level of economic activity and employment in the United States and other countries in which we operate. Because demand for staffing services is significantly affected by general economic conditions, we expect the downturn, which began in March 2020, as a result of the COVID-19 outbreak to have an adverse impact on the staffing industry. Additionally, we believe containment and mitigation measures taken to combat the spread of COVID-19, including travel bans, quarantines, shelter-in-place orders, and temporary shutdowns will negatively impact customer demand for staffing services and could impact the financial viability of third parties on which we rely to provide staffing services or manage critical business functions. Due to uncertainty regarding the sufficiency of these containment and mitigation measures and the duration of their implementation, coupled with the unknown timeline for development of COVID-19 treatments or vaccines, the extent or the duration of the impact on our business, financial condition, ability to meet financial covenants and restrictions in our debt facilities, and results of operations cannot be predicted with certainty, however, such impacts could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2020, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
December 30, 2019 through February 2, 2020	985	$22.23	—	$—

February 3, 2020 through March 1, 2020	56,383	19.39	—	$—

March 2, 2020 through March 29, 2020	464	13.35	—	$—

Total	57,832	$19.39	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 57,832 shares were reacquired in transactions during the quarter.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 40 of this filing.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 7, 2020

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2020

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)