Form 10-Q
period 2020-06-28
KELLY SERVICES INC
filed 2020-08-06
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
OR
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
Yes ☐ No ☒
At July 27, 2020, 35,864,112 shares of Class A and 3,427,538 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue from services	$975.3	$1,367.5	$2,236.4	$2,750.1

Cost of services	786.1	1,123.5	1,823.9	2,254.5

Gross profit	189.2	244.0	412.5	495.6

Selling, general and administrative expenses	178.1	221.5	397.6	456.3

Goodwill impairment charge	—	—	147.7	—

Gain on sale of assets	—	(12.3)	(32.1)	(12.3)

Earnings (loss) from operations	11.1	34.8	(100.7)	51.6

Gain (loss) on investment in Persol Holdings	29.6	61.2	(48.2)	74.4

Other income (expense), net	2.6	0.2	4.3	(0.9)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	43.3	96.2	(144.6)	125.1

Income tax expense (benefit)	0.9	12.7	(35.3)	19.1

Net earnings (loss) before equity in net earnings (loss) of affiliate	42.4	83.5	(109.3)	106.0

Equity in net earnings (loss) of affiliate	(1.3)	0.3	(2.8)	(0.1)

Net earnings (loss)	$41.1	$83.8	$(112.1)	$105.9

Basic earnings (loss) per share	$1.04	$2.12	$(2.86)	$2.69
Diluted earnings (loss) per share	$1.04	$2.12	$(2.86)	$2.68

Average shares outstanding (millions):
Basic	39.3	39.1	39.2	39.0
Diluted	39.4	39.2	39.2	39.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net earnings (loss)	$41.1	$83.8	$(112.1)	$105.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.5, tax expense of $0.0, tax benefit of $0.4 and tax expense of $0.1, respectively	2.7	6.9	(4.7)	5.4
Less: Reclassification adjustments included in net earnings	—	—	—	—
Foreign currency translation adjustments	2.7	6.9	(4.7)	5.4

Other comprehensive income (loss)	2.7	6.9	(4.7)	5.4

Comprehensive income (loss)	$43.8	$90.7	$(116.8)	$111.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 28, 2020	December 29, 2019
Assets
Current Assets
Cash and equivalents	$216.2	$25.8
Trade accounts receivable, less allowances of $11.2 and $12.9, respectively	1,085.0	1,282.2
Prepaid expenses and other current assets	76.0	76.5
Properties held for sale	—	21.2
Total current assets	1,377.2	1,405.7

Noncurrent Assets
Property and equipment:
Property and equipment	219.2	225.8
Accumulated depreciation	(177.6)	(182.7)
Net property and equipment	41.6	43.1
Operating lease right-of-use assets	85.8	60.4
Deferred taxes	265.9	229.1
Goodwill, net	—	127.8
Investment in Persol Holdings	127.2	173.2
Investment in equity affiliate	113.6	117.2
Other assets	307.4	324.1
Total noncurrent assets	941.5	1,074.9

Total Assets	$2,318.7	$2,480.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 28, 2020	December 29, 2019
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0.3	$1.9
Accounts payable and accrued liabilities	463.6	503.6
Operating lease liabilities	19.5	20.1
Accrued payroll and related taxes	210.7	267.6
Accrued workers’ compensation and other claims	25.6	25.7
Income and other taxes	71.7	65.2
Total current liabilities	791.4	884.1

Noncurrent Liabilities
Operating lease liabilities	69.9	43.3
Accrued payroll and related taxes	38.4	—
Accrued workers’ compensation and other claims	45.6	45.8
Accrued retirement benefits	180.8	187.4
Other long-term liabilities	47.0	55.5
Total noncurrent liabilities	381.7	332.0

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 36.6 shares issued at 2020 and 2019	36.6	36.6
Class B common stock, 10.0 shares authorized; 3.5 shares issued at 2020 and 2019	3.5	3.5
Treasury stock, at cost
Class A common stock, 0.8 shares at 2020 and 1.0 shares at 2019	(16.7)	(20.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	20.5	22.5
Earnings invested in the business	1,122.8	1,238.6
Accumulated other comprehensive income (loss)	(20.5)	(15.8)
Total stockholders’ equity	1,145.6	1,264.5

Total Liabilities and Stockholders’ Equity	$2,318.7	$2,480.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(17.4)	(21.3)	(20.3)	(25.4)
Net issuance of stock awards	0.7	0.4	3.6	4.5
Balance at end of period	(16.7)	(20.9)	(16.7)	(20.9)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	19.5	21.0	22.5	24.4
Net issuance of stock awards	1.0	2.2	(2.0)	(1.2)
Balance at end of period	20.5	23.2	20.5	23.2

Earnings Invested in the Business
Balance at beginning of period	1,081.7	1,157.2	1,238.6	1,138.1
Cumulative-effect adjustment, net of tax, from adoption of ASU 2016-13, Credit Losses	—	—	(0.7)	—
Net earnings (loss)	41.1	83.8	(112.1)	105.9
Dividends	—	(2.9)	(3.0)	(5.9)
Balance at end of period	1,122.8	1,238.1	1,122.8	1,238.1

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(23.2)	(18.6)	(15.8)	(17.1)
Other comprehensive income (loss), net of tax	2.7	6.9	(4.7)	5.4
Balance at end of period	(20.5)	(11.7)	(20.5)	(11.7)

Stockholders’ Equity at end of period	$1,145.6	$1,268.2	$1,145.6	$1,268.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net earnings (loss)	$(112.1)	$105.9
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Goodwill impairment charge	147.7	—
Deferred income taxes on goodwill impairment charge	(23.0)	—
Depreciation and amortization	12.0	15.6
Operating lease asset amortization	10.5	11.5
Provision for bad debts	0.1	1.8
Stock-based compensation	2.4	5.2
(Gain) loss on investment in Persol Holdings	48.2	(74.4)
(Gain) loss on sale of assets	(32.1)	(12.3)
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	2.8	0.1
Other, net	0.8	(0.6)
Changes in operating assets and liabilities, net of acquisitions	120.8	20.7

Net cash from operating activities	178.1	73.5

Cash flows from investing activities:
Capital expenditures	(7.7)	(8.7)
Acquisition of companies, net of cash received	(36.4)	(86.4)
Proceeds from sale of assets	55.5	13.8
Proceeds from company-owned life insurance	2.3	3.0
Other investing activities	(0.4)	(1.3)

Net cash from (used in) investing activities	13.3	(79.6)

Cash flows from financing activities:
Net change in short-term borrowings	(1.4)	17.1
Financing lease payments	(0.6)	—
Dividend payments	(3.0)	(5.9)
Payments of tax withholding for stock awards	(1.1)	(2.3)
Other financing activities	(0.1)	(0.3)

Net cash (used in) from financing activities	(6.2)	8.6

Effect of exchange rates on cash, cash equivalents and restricted cash	5.7	(0.1)

Net change in cash, cash equivalents and restricted cash	190.9	2.4
Cash, cash equivalents and restricted cash at beginning of period	31.0	40.1

Cash, cash equivalents and restricted cash at end of period (1)	$221.9	$42.5

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	26 Weeks Ended
	June 28, 2020	June 30, 2019
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$216.2	$37.2
Restricted cash included in prepaid expenses and other current assets	0.5	0.4
Noncurrent assets:
Restricted cash included in other assets	5.2	4.9
Cash, cash equivalents and restricted cash at end of period	$221.9	$42.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2020 (the 2019 consolidated financial statements). The Company’s second fiscal quarter ended on June 28, 2020 (2020) and June 30, 2019 (2019), each of which contained 13 weeks. The corresponding June year to date periods for 2020 and 2019 each contained 26 weeks.

Noncurrent accrued payroll and related taxes of $38.4 million on the consolidated balance sheet as of second quarter-end 2020 represent deferred U.S. tax payments as allowed by COVID-19 economic relief legislation.

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

The following table presents our segment revenues disaggregated by service type (in millions):

	Second Quarter		June Year to Date
	2020	2019	2020	2019
Branch-Delivered Staffing
Americas Staffing
Staffing Solutions
Commercial	$233.6	$384.1	$542.1	$776.6
Education	25.2	117.4	168.3	257.0
Professional/Technical	63.8	87.3	139.2	172.8
Permanent Placement	4.1	8.8	10.5	17.7
Total Americas Staffing	326.7	597.6	860.1	1,224.1

International Staffing
Staffing Solutions	181.4	261.7	403.3	513.9
Permanent Placement	3.2	6.4	8.9	13.1
Total International Staffing	184.6	268.1	412.2	527.0

Global Talent Solutions
Talent Fulfillment
Staffing Solutions	216.5	258.2	461.0	513.8
Permanent Placement	0.3	0.5	0.6	0.8
Talent Solutions	80.3	93.3	166.5	183.0
Total Talent Fulfillment	297.1	352.0	628.1	697.6

Outcome-Based Services	169.8	153.9	342.0	309.3
Total Global Talent Solutions	466.9	505.9	970.1	1,006.9

Total Intersegment	(2.9)	(4.1)	(6.0)	(7.9)

Total Revenue from Services	$975.3	$1,367.5	$2,236.4	$2,750.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our GTS segment operates in the Americas, EMEA and APAC regions. In the second quarter of 2020 and 2019, GTS made up $450.5 million and $488.4 million in total Americas, respectively, $9.5 million and $10.9 million in total EMEA, respectively, and the entire balance in APAC. For June year to date in 2020 and 2019, GTS made up $937.0 million and $972.8 million in total Americas, respectively, $19.5 million and $22.0 million in total EMEA, respectively, and the entire balance in APAC.

The below table presents our revenues disaggregated by geography (in millions):

	Second Quarter		June Year to Date
	2020	2019	2020	2019
Americas
United States	$700.1	$991.3	$1,628.6	$2,010.2
Canada	25.6	33.2	58.4	66.2
Mexico	22.5	29.7	51.2	57.2
Puerto Rico	20.0	19.6	37.7	38.8
Brazil	6.1	8.2	15.2	16.7
Total Americas	774.3	1,082.0	1,791.1	2,189.1

EMEA
Switzerland	47.4	49.9	91.6	99.4
France	39.9	64.6	92.4	128.9
Russia	29.3	28.8	61.4	54.2
Portugal	23.8	46.7	67.4	91.5
United Kingdom	17.8	30.5	40.1	56.7
Italy	13.3	20.7	28.0	41.3
Germany	7.1	9.9	15.1	21.0
Ireland	4.1	10.9	9.1	21.0
Other	11.5	16.9	26.7	34.9
Total EMEA	194.2	278.9	431.8	548.9

Total APAC	6.8	6.6	13.5	12.1

Total Kelly Services, Inc.	$975.3	$1,367.5	$2,236.4	$2,750.1

Deferred Costs

Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $1.1 million as of second quarter-end 2020 and $1.5 million as of year-end 2019. Amortization expense for the deferred costs for the second quarter and June year to date 2020 was $0.3 million and $0.6 million, respectively. Amortization expense for the deferred costs for the second quarter and June year to date 2019 was $0.4 million and $0.9 million, respectively.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $3.4 million as of second quarter-end 2020 and $3.6 million as of year-end 2019. Amortization expense for the deferred costs for the second quarter and June year to date 2020 was $4.8 million and $9.6 million, respectively. Amortization expense for the deferred costs for the second quarter and June year to date 2019 was $3.1 million and $6.5 million, respectively.

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

We are exposed to credit losses primarily through our sales of workforce solution services to customers. We establish an allowance for estimated credit losses in the current period resulting from the failure of our customers to make required payments on their trade accounts receivable in future periods. We pool such assets by geography and other similar risk characteristics, such as accounts in collection, and apply an aging method to estimate future credit losses utilizing inputs such as historical write-off experience, customer payment patterns, current collection data, and reasonable and supportable forecasts, as applicable. Credit risk with respect to accounts receivable is limited due to short payment terms. The Company also performs ongoing credit evaluations using applicable credit ratings of its customers to help analyze credit risk. We monitor ongoing credit exposure through frequent review of past due accounts (based on the payment terms of the contract) and follow-up with customers, as appropriate. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

We are also exposed to credit losses from our loan to PersolKelly Pte. Ltd. and other receivables measured at amortized cost. The allowances were not material for the second-quarter end 2020. See Investment in PersolKelly Pte. Ltd. footnote for more information on the loan to PersolKelly Pte. Ltd.

The rollforward of our allowance for credit losses is as follows (in millions):

June Year to Date
2020
Allowance for bad debt:
Beginning balance	$9.7
Impact of adopting ASC 326	0.3
Current period provision	0.4
Currency exchange effects	(0.4)
Write-offs	(0.7)
Ending balance	$9.3

Write-offs are presented net of recoveries, which were not material for second quarter-end 2020.

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

Insight

On January 14, 2020, Kelly Services USA, LLC acquired 100% of the membership interests of Insight, an educational staffing company in the U.S, for a purchase price of $34.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Insight at the closing date and estimated working capital adjustments resulting in the Company paying cash of $38.1 million. The purchase price of the acquisition also includes contingent consideration with an estimated fair value of $1.6 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The fair value of the earnout was established using a Monte Carlo simulation and the liability is recorded in other long-term liabilities in the consolidated balance sheet. In the second quarter of 2020, the Company paid a working capital adjustment of $0.1 million. The purchase price allocation for this acquisition is preliminary and could change.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$1.8
Trade accounts receivable	9.6
Other current assets	0.2
Property and equipment	0.2
Goodwill	19.9
Intangibles	10.6
Other noncurrent assets	0.2
Current liabilities	(2.6)
Noncurrent liabilities	(0.1)
Assets acquired net of liabilities assumed	$39.8

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the Insight acquisition was approximately $10.6 million of intangible assets, made up entirely of customer relationships. The fair value of the customer relationships was determined using the multi-period excess earnings method. The customer relationships will be amortized over 10 years with no residual value. Goodwill generated from the acquisition is primarily attributable to the expected synergies from combining operations and expanding market potential, and is assigned to the Americas Staffing reporting unit (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $18.6 million.

NextGen Global Resources

On January 2, 2019, the Company acquired 100% of the membership interests of NextGen, a leading provider of telecommunications staffing solutions, for a purchase price of $51.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by NextGen at the closing date and estimated working capital adjustments resulting in the Company paying cash of $54.3 million. Due to the date of the acquisition, the second quarter and June year to date 2019 actual results represent the second quarter and June year to date 2019 pro forma results.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Goodwill generated from this acquisition is primarily attributable to the market potential as a staffing solutions provider to the expanding telecommunications industry, and is assigned to the Americas Staffing reporting unit (see Goodwill footnote).

Global Technology Associates

On January 2, 2019, in a separate transaction, the Company acquired 100% of the membership interests of GTA, a leading provider of engineering, technology and business consulting solutions in the telecommunications industry, for a purchase price of $34.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by GTA at the closing date and estimated working capital adjustments resulting in the Company paying cash of $35.7 million. Due to the date of the acquisition, the second quarter and June year to date 2019 actual results represent the second quarter and June year to date 2019 pro forma results.

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

5. Investment in Persol Holdings
The Company has a yen-denominated investment through the Company's subsidiary, Kelly Services Japan, Inc., in the common stock of Persol Holdings Co., Ltd. ("Persol Holdings"), the Company’s joint venture partner in PersolKelly Pte. Ltd. (the "JV"). As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). A gain on the investment of $29.6 million and a loss on the investment of $48.2 million in the second quarter and June year to date 2020, respectively, and a gain on the investment of $61.2 million and $74.4 million in the second quarter and June year to date 2019, respectively, was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

6.  Investment in PersolKelly Pte. Ltd.
The Company has a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing solutions business operating in eight geographies in the Asia-Pacific region. The operating results of the Company’s interest in the JV are accounted for on a one-quarter lag under the equity method and are reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to a loss of $1.3 million and $2.8 million in the second quarter and June year to date of 2020, respectively, and a gain of $0.3 million and a loss of $0.1 million in the second quarter and June year to date of 2019. This investment is evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity investment, we will adjust the carrying amount of the investment to the current fair value.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $113.6 million as of second quarter-end 2020 and $117.2 million as of year-end 2019. The net amount due from the JV, a related party, was $10.5 million as of the second quarter-end 2020 and $10.9 million as of year-end 2019. The Company made loans, proportionate to its 49% ownership, to the JV for $7.0 million in 2018 and an additional $4.4 million in 2019 to fund working capital requirements as a result of their sustained revenue growth. The loans, which are outstanding as of second quarter-end 2020, are included in other assets in the consolidated balance sheet and included in the net amounts due from the JV. The carrying value of the loans approximates the fair value based on market interest rates. Accrued interest receivable totaled $0.1 million at second-quarter end 2020 and $0.2 million at year-end 2019 and is included in prepaid expenses and other current assets in the consolidated balance sheet. The amount included in trade accounts payable for staffing services provided by the JV as a supplier to the Company’s CWO programs was $0.1 million as of second quarter-end 2020 and $0.2 million as of year-end 2019.
Expected credit losses are estimated over the contractual term of the loans. The required allowance is based on current and projected financial information from the JV, market-specific information and other relevant data available to the Company, as applicable. The allowance was not material for the second quarter-end 2020.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The Company has accrued interest receivable from our loan to the JV. If applicable, we write off the uncollectible accrued interest receivable balance related to our loan to the JV within the same quarter the interest is determined to be uncollectible, which is considered timely. As such, an allowance for credit losses is not deemed necessary. Any write offs, if necessary, are recorded by reversing interest income.

On April 1, 2020, 100% of the shares of Kelly Services Australia Pty Ltd and Kelly Services (New Zealand) Limited, both subsidiaries of the JV, were sold to an affiliate of Persol Holdings. The JV received proceeds of $17.5 million upon the sale and the Company received a direct royalty payment of $0.7 million.

7.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following tables present assets measured at fair value on a recurring basis as of second quarter-end 2020 and year-end 2019 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of Second Quarter-End 2020
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$121.5	$121.5	$—	$—
Investment in Persol Holdings	127.2	127.2	—	—

Total assets at fair value	$248.7	$248.7	$—	$—

	As of Year-End 2019
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.9	$4.9	$—	$—
Investment in Persol Holdings	173.2	173.2	—	—

Total assets at fair value	$178.1	$178.1	$—	$—

Money market funds as of second quarter-end 2020 and year-end 2019 represent investments in money market accounts, of which $5.1 million and $4.9 million, respectively, are restricted as to use and included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end. The increase in money market funds from year-end 2019 was the result of higher cash and cash equivalent balances as of the end of the second quarter from an increase in cash flows from operations.

The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $19.3 million as of the second quarter-end 2020 and $18.9 million at year-end 2019.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Equity Investment Without Readily Determinable Fair Value

The Company has a minority investment in Business Talent Group, LLC, which is included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The carrying amount of $5.0 million as of the second quarter-end 2020 and year-end 2019 represents the purchase price. There have been no observable price changes to the carrying amount or impairments.

The Company also has a minority investment in Kenzie Academy Inc., which is included in other assets in the consolidated balance sheet. This investment is also measured using the measurement alternative for equity investments without a readily determinable fair value as described above. The investment totaled $1.4 million as of the second quarter-end 2020 and $1.3 million at year-end 2019, representing total cost plus observable price changes to date.

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

Restructuring costs incurred in 2020 totaled $8.5 million and are recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars).

	Lease Termination Costs	Severance Costs	Total

Americas Staffing	$4.1	$1.4	$5.5
Global Talent Solutions	—	0.8	0.8
International Staffing	0.7	0.4	1.1
Corporate	—	1.1	1.1

Total	$4.8	$3.7	$8.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars).

Balance as of year-end 2019	$0.3
Additions charged to Americas Staffing	5.6
Additions charged to Global Talent Solutions	0.9
Additions charged to International Staffing	1.1
Additions charged to Corporate	1.1
Reductions for lease termination costs related to fixed assets	(0.6)
Reductions for cash payments related to all restructuring activities	(4.5)
Balance as of first quarter-end 2020	3.9
Reductions for cash payments related to all restructuring activities	(2.1)
Accrual adjustments	(0.2)
Balance as of second quarter-end 2020	$1.6

The remaining balance of $1.6 million as of second quarter-end 2020 primarily represents severance costs, and the majority is expected to be paid by the end of 2020. No material adjustments are expected to be recorded.

9. Goodwill
The changes in the carrying amount of goodwill as of June year to date 2020 are included in the table below. See Acquisitions footnote for a description of the addition to goodwill in the first quarter of 2020.

The Company performs its annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. During the first quarter of 2020, negative market reaction to the COVID-19 crisis, including declines in our common stock price, caused our market capitalization to decline significantly compared to the fourth quarter of 2019, causing a triggering event. Therefore, we performed an interim step one quantitative test for reporting units with goodwill, Americas Staffing and GTS, and determined that the estimated fair values of both reporting units no longer exceeded their carrying values. Based on the result of our interim goodwill impairment test as of first quarter of 2020, we recorded a goodwill impairment charge of $147.7 million to write off goodwill for both reporting units. A portion of the goodwill balance was deductible for tax purposes. See impairment adjustments in the table below.

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

	As of Year-End 2019	Additions to Goodwill	Impairment Adjustments	As of Second Quarter-End 2020
	(In millions of dollars)
Americas Staffing	$58.5	$19.9	$(78.4)	$—
Global Talent Solutions	69.3	—	(69.3)	—
Total	$127.8	$19.9	$(147.7)	$—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the second quarter and June year to date 2020 and 2019 are included in the table below. Amounts in parentheses indicate debits.

	Second Quarter		June Year to Date
	2020	2019	2020	2019
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(20.6)	$(17.2)	$(13.2)	$(15.7)
Other comprehensive income (loss) before reclassifications	2.7	6.9	(4.7)	5.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	2.7	6.9	(4.7)	5.4
Ending balance	(17.9)	(10.3)	(17.9)	(10.3)

Pension liability adjustments:
Beginning balance	(2.6)	(1.4)	(2.6)	(1.4)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(2.6)	(1.4)	(2.6)	(1.4)

Total accumulated other comprehensive income (loss)	$(20.5)	$(11.7)	$(20.5)	$(11.7)

11.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the second quarter and June year to date 2020 and 2019 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2020	2019	2020	2019
Net earnings (loss)	$41.1	$83.8	$(112.1)	$105.9
Less: earnings allocated to participating securities	(0.3)	(0.8)	—	(1.0)
Net earnings (loss) available to common shareholders	$40.8	$83.0	$(112.1)	$104.9

Average shares outstanding (millions):
Basic	39.3	39.1	39.2	39.0
Dilutive share awards	0.1	0.1	—	0.2
Diluted	39.4	39.2	39.2	39.2

Basic earnings (loss) per share	$1.04	$2.12	$(2.86)	$2.69
Diluted earnings (loss) per share	$1.04	$2.12	$(2.86)	$2.68

Potentially dilutive shares outstanding are primarily related to performance shares for the second quarter and June year to date 2020 and 2019. Dividends paid per share for Class A and Class B common stock were $0.00 for the second quarter 2020, $0.075 for second quarter 2019 and June year to date 2020, and $0.15 for June year to date 2019.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
12.  Stock-Based Compensation
For the second quarter of 2020, the Company recognized stock compensation expense of $1.2 million, and related tax benefit of $0.2 million. For the second quarter of 2019, the Company recognized stock compensation expense of $2.0 million, and related tax benefit of $0.3 million. For June year to date 2020, the Company recognized stock compensation expense of $2.4 million, and related tax benefit of $0.0 million. For June year to date 2019, the Company recognized stock compensation expense of $5.2 million, and related tax benefit of $0.7 million.
Performance Shares
A summary of the status of all nonvested performance shares at target as of second quarter-end 2020 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The majority of the vested shares below is related to the 2017 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2020. There has been no grant of performance shares since year-end 2019. The vesting adjustment in the table below represents the 2017 Total Shareholder Return ("TSR") performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2019	502	$24.21	114	$25.24
Granted	—	—	—	—
Vested	(155)	24.02	—	—
Forfeited	(19)	25.07	(2)	31.38
Vesting adjustment	—	—	(62)	20.15
Nonvested at second quarter-end 2020	328	$22.90	50	$31.38

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Restricted Stock
A summary of the status of nonvested restricted stock as of second quarter-end 2020 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The majority of the restricted stock granted related to new hires in the first quarter of 2020.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2019	360	$24.92
Granted	65	14.69
Vested	(108)	24.17
Forfeited	(20)	24.46
Nonvested at second quarter-end 2020	297	$22.98

13. Sale of Assets

On March 20, 2020, the Company sold three of our four headquarters properties for a purchase price of $58.5 million as a part of a sale and leaseback transaction. The properties include the parcels of land, together with all rights and easements, in addition to all improvements located on the land, including buildings. The Company received cash proceeds of $55.5 million, which is net of transaction expenses. As of the date of the sale, the properties had a combined net carrying amount of $23.4 million. The resulting gain on the sale of the assets was $32.1 million which is recorded in gain on sale of assets in the consolidated statements of earnings. The Company leased back the headquarters buildings on the same date; see the Leases footnote for discussion of the sale and leaseback transaction.

In the second quarter of 2020, the Company monetized wage subsidy receivables outside the U.S. for $16.9 million, net of fees and 5% retainer. The sale of these receivables was accounted for as a sale of financial assets with certain recourse provisions in which we derecognized the receivables. Although the sale of receivables is with recourse, the Company did not record a recourse obligation as of the second quarter 2020 as the Company has concluded the receivables are collectible. The net cash proceeds related to the sale are included in operating activities in the consolidated statements of cash flows and the fees related to the sale are included in SG&A expenses in the consolidated statements of earnings.

Gain on sale of assets of $12.3 million in the second quarter of 2019 primarily represents the sale of unused land located near the Company headquarters, and includes the excess of the $11.7 million sale proceeds over the cost of the parcel. The gain on sale of assets also includes proceeds of $2.1 million from the transfer of customer contracts related to the Company's legal specialty operations to a third party during the second quarter of 2019.

14.  Other Income (Expense), Net
Included in other income (expense), net for the second quarter and June year to date 2020 and 2019 are the following:

	Second Quarter		June Year to Date
	2020	2019	2020	2019
	(In millions of dollars)
Interest income	$0.1	$0.2	$0.4	$0.4
Interest expense	(0.8)	(1.2)	(1.7)	(2.3)
Dividend income	1.3	1.3	1.3	1.3
Foreign exchange gains (losses)	1.3	(0.1)	3.7	(0.7)
Other	0.7	—	0.6	0.4

Other income (expense), net	$2.6	$0.2	$4.3	$(0.9)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
15. Income Taxes
Income tax expense was $0.9 million and $12.7 million for the second quarter of 2020 and 2019, respectively. Income tax benefit was $35.3 million and expense was $19.1 million for June year to date 2020 and 2019, respectively. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a charge of $9.1 million for the second quarter of 2020 and a benefit of $14.8 million for June year to date 2020, compared to a charge of $18.7 million for the second quarter of 2019 and $22.8 million for June year to date 2019. The second quarter of 2020 benefited $7.7 million from Brazil outside basis differences, while the second quarter of 2019 had a net benefit of $10.4 million from valuation allowance changes in the United Kingdom and Germany. June year to date 2020 includes a tax benefit of $23.0 million on the impairment of goodwill.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation, and changes in the fair value of the Company’s investment in Persol Holdings, which are treated as discrete since they cannot be estimated. The impairment of goodwill in the first quarter of 2020 and the Brazil outside basis differences in the second quarter of 2020 were treated as discrete items.

The work opportunity credit program is a temporary provision in the U.S. tax law and expires for employees hired after 2020. While the program has routinely been extended, it is uncertain whether it will again be extended. In the event the program is not renewed, we will continue to receive credits for qualified employees hired prior to 2021. The impact of the current economic slow-down resulting from the COVID-19 crisis did not change our judgment on the realizability of deferred tax assets or our plans to repatriate cash from foreign subsidiaries.

16. Leases
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

During the first quarter 2020, the Company sold its main headquarters building and entered into a leaseback agreement, which is accounted for as an operating lease. As of first quarter-end 2020, we recognized $37.6 million of ROU assets within operating lease right-of-use assets, $1.2 million of current lease liabilities within operating lease liabilities, current and $36.1 million of noncurrent lease liabilities within operating lease liabilities, noncurrent in the consolidated balance sheet, with a discount rate of 4.8% over a 15-year lease term related to this lease. The sale and leaseback obligation matures as follows: $1.6 million in fiscal 2020, remaining; $3.3 million in fiscal 2021; $3.3 million in fiscal 2022; $3.4 million in fiscal 2023; $3.4 million in fiscal 2024; $3.4 million in fiscal 2025 and $34.0 million thereafter.

17.  Contingencies
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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At second quarter-end 2020 and year-end 2019, the gross accrual for litigation costs amounted to $2.9 million and $9.9 million, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At second quarter-end 2020 and year-end 2019, the related insurance receivables amounted to $0.0 million and $4.1 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.0 million to $1.4 million as of second quarter-end 2020. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to consolidated earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the second quarter and June year to date 2020 and 2019. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Beginning in the third quarter of 2020, in connection with the adoption of a new operating model reflecting the Company's focus on delivering specialty talent solutions, the Company will be revising the reportable segments and recasting prior year reportable segment results.

	Second Quarter		June Year to Date
	2020	2019	2020	2019
	(In millions of dollars)
Revenue from Services:

Americas Staffing	$326.7	$597.6	$860.1	$1,224.1
Global Talent Solutions	466.9	505.9	970.1	1,006.9
International Staffing	184.6	268.1	412.2	527.0

Less: Intersegment revenue	(2.9)	(4.1)	(6.0)	(7.9)

Consolidated Total	$975.3	$1,367.5	$2,236.4	$2,750.1

	Second Quarter		June Year to Date
	2020	2019	2020	2019
	(In millions of dollars)
Earnings (loss) from Operations:

Americas Staffing gross profit	$63.4	$108.8	$157.0	$226.0
Americas Staffing SG&A expenses	(69.7)	(93.2)	(163.2)	(194.4)
Americas Staffing earnings (loss) from operations	(6.3)	15.6	(6.2)	31.6

Global Talent Solutions gross profit	103.0	99.7	203.2	200.1
Global Talent Solutions SG&A expenses	(64.2)	(74.3)	(137.9)	(149.0)
Global Talent Solutions earnings from operations	38.8	25.4	65.3	51.1

International Staffing gross profit	23.2	36.1	53.1	70.7
International Staffing SG&A expenses	(25.1)	(32.6)	(54.4)	(63.9)
International Staffing earnings (loss) from operations	(1.9)	3.5	(1.3)	6.8

Less: Intersegment gross profit	(0.4)	(0.6)	(0.8)	(1.2)
Less: Intersegment SG&A expenses	0.4	0.6	0.8	1.2
Net Intersegment activity	—	—	—	—

Corporate	(19.5)	(9.7)	(158.5)	(37.9)
Consolidated Total	11.1	34.8	(100.7)	51.6
Gain (loss) on investment in Persol Holdings	29.6	61.2	(48.2)	74.4
Other income (expense), net	2.6	0.2	4.3	(0.9)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$43.3	$96.2	$(144.6)	$125.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
19.  New Accounting Pronouncements

Recently Adopted

In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We adopted this guidance prospectively effective December 30, 2019. In accordance with the standard, we present capitalized implementation costs incurred in a hosting arrangement that is a service contract as other assets on our consolidated balance sheet. This presentation is consistent with the presentation of the prepayment of fees for the hosting arrangement. We recognized $0.2 million of amortization expense for capitalized implementation costs incurred in hosting arrangements June year to date 2020 as a component of SG&A expenses in our consolidated statements of earnings. We recognized $2.0 million of payments for capitalized implementation costs June year to date 2020 in the same manner as payments made for fees associated with the related hosting arrangements as a component of net cash from operating activities in our consolidated statements of cash flows. The Company's cloud computing arrangements are comprised of internal-use software platforms accounted for as service contracts. The Company does not have the ability to take possession of the software without significant penalty nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software.

In June 2016, the FASB issued ASU 2016-13 (ASC Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the prior methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The standard also requires additional quantitative and qualitative disclosures regarding credit risk inherent in a reporting entity's portfolio, how management monitors this risk, management's estimate of expected credit losses, and the changes in the estimate that has taken place during the period. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We adopted this ASU using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures, as applicable. Results for reporting periods beginning after December 30, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recorded a decrease to retained earnings of $0.7 million, net of tax, in the first quarter 2020 for the cumulative effect of adopting ASC 326. Related disclosures have been updated throughout the financial statements and footnotes.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The COVID-19 pandemic and related containment measures have resulted in dramatic shifts in most aspects of the economy and how professional and private lives are conducted. While the pace of change was unprecedented and the resulting impacts are still being determined, our Noble Purpose, “We connect people to work in ways that enrich their lives,” will continue to guide our strategy and actions. Kelly remains committed to being a leading talent solutions provider among the talent with whom we choose to specialize and in the global markets in which we choose to compete. As we navigate the uncertainty over the next several quarters, we will continue to demonstrate our expected behaviors and actions:

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

The Talent Solutions Industry

Prior to the COVID-19 pandemic, labor markets were in the midst of change due to automation, secular shifts in labor supply and demand and skills gaps and we expect the current economic situation to further accelerate that change. Global demographic trends are reshaping and redefining the way in which companies find and use talent and the COVID-19 pandemic is changing where and how companies expect work to be performed. In response, the talent solutions industry is adjusting how it sources, recruits, trains and places talent.

Our industry is evolving to meet businesses’ growing demand for specialized talent, whether delivered as a single individual or as part of a total workforce solution. Companies in our industry are using novel sourcing approaches—including gig platforms, independent contractors and other talent pools—to create customized workforce solutions that are flexible and responsive to the labor market.

In addition, today’s companies are elevating their commitment to talent, with the growing realization that meeting the changing needs and requirements of talent is essential to remain competitive. The ways in which people view, find and conduct work are undergoing fundamental shifts. And as the demand for skilled talent continues to climb, workers’ changing ideas about the integration of work into life are becoming more important. In this increasingly talent-driven market, a diverse set of workers, empowered by technology, is seeking to take greater control over their career trajectories and Kelly’s Talent Promise confirms our responsibility to workers in search of a better way to work.

Our Business

Kelly is a talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary, temporary-to-hire and direct-hire basis. We provide commercial and professional/technical staffing in our Americas Staffing and International Staffing segments and, in APAC, we provide staffing solutions to customers through PersolKelly Pte. Ltd., our joint venture with Persol Holdings, a leading provider of HR solutions in Japan. For the U.S. education market, Kelly Education is the leading provider of substitute teachers to more than 7,000 schools nationwide.

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

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. but was 61 days on a global basis as of the 2020 second quarter end, 58 days as of the 2019 year end and 57 days as of the 2019 second quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective

Short Term

While far from certain, the impacts of COVID-19 on the global economy, the talent solutions industry, our customers and our talent have become more clear since the beginning of the pandemic. Revenue declines have been substantial, and while recently trends have pointed to a slow recovery in demand, revenue declines are likely to continue for the next several quarters. In response to the crisis, in April 2020 we took a series of proactive actions. These actions were designed to reduce spending, minimize layoffs, and bolster the strength and flexibility of Kelly’s finances. These actions include:

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

The impact of the pandemic began in March 2020 with the limitations on public life in the U.S. and the European markets we serve and have continued in the second quarter as the effect of the pandemic response has slowed global economic activity. We do expect that there will be a material decline in our revenues during the period of time in which demand for our services is dampened by reaction to the economic slowdown and by companies and talent concerns related to operating safely during a pandemic. The impact on the revenues of each segment will vary given the differences in pandemic-related measures enacted in each geography, the customer industries served and the skill sets of the talent provided to our customers and their ability to work remotely. We currently expect a gradual return to pre-crisis levels of customer demand over the next several quarters, however, the pace of such a return may be further delayed by repeated cycles of increased economic activity and a resurgence in infection leading to additional containment measures. While our cost reduction efforts are expected to reduce year-over-year expenses significantly in the third quarter, they will not be enough to completely offset declines in revenue and gross profit. As a result, we expect our third quarter and full year earnings to decline year-over-year.

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

We continue to make investments in technology, particularly those which support greater efficiency in finding talent to answer customer needs. We accelerated the implementation of our front office platform which was deployed to most U.S. operations in June 2020. This platform will streamline the processes and workflows associated with recruiting, onboarding and reassigning workers. This investment creates the platform from which we have begun to deploy additional operational improvements, and will continue over the next several years to enhance the experience of the hundreds of thousands of job seekers who interact and work with Kelly each year.

In the first quarter of 2020, we completed a review of the U.S. branch network of physical locations and reduced the number of branch locations utilized. In addition, we took similar actions on branch locations in International Staffing. During the first six months of 2020, we recorded $4.8 million of lease termination costs and fixed asset write-offs related to those actions. In addition, we took cost reduction actions in Americas Staffing, GTS, International Staffing and corporate support functions which resulted in $3.7 million of severance costs and eliminated 123 positions. We expect that the expense savings from the first quarter of 2020 actions will be approximately $20 million on an annual basis.

Beginning in the third quarter of 2020, in connection with the adoption of a new operating model reflecting the Company's focus on delivering specialty talent solutions, the Company will be revising the reportable segments and recasting prior year reportable segment results.

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

Results of Operations
Total Company - Second Quarter
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$975.3	$1,367.5	(28.7)%		(27.7)%
Gross profit	189.2	244.0	(22.5)		(21.7)
SG&A expenses excluding restructuring charges	178.3	222.1	(19.7)		(19.0)
Restructuring charges	(0.2)	(0.6)	(66.5)		(66.5)
Total SG&A expenses	178.1	221.5	(19.6)		(18.9)
Gain on sale of assets	—	12.3	NM
Earnings from operations	11.1	34.8	(68.2)
Earnings from operations excluding restructuring charges	10.9	34.2	(68.2)
Diluted earnings per share	1.04	2.12	(50.9)

Permanent placement income (included in revenue from services)	7.6	15.7	(51.5)		(50.5)
Gross profit rate	19.4%	17.8%	1.6	pts.
`
Total Company revenue from services for the second quarter of 2020 declined 28.7% in comparison to the prior year and declined 27.7% on a CC basis. As noted in the following discussions, revenue decreased in all three segments, due primarily to lower demand as a result of the COVID-19 pandemic and the resulting economic slow-down. Revenue from services for the second quarter of 2020 includes the results of the Insight acquisition, which added approximately 40 basis points to the total revenue growth rate.

The gross profit rate increased by 160 basis points from the prior year. The increase was due primarily to government wage subsidies, received as the employer of record, which accounted for approximately 100 basis points, lower employee-related costs and the impact of improved product mix. As noted in the following discussions, increases in the GTS and Americas Staffing gross profit rates were partially offset by a decrease in the gross profit rate of International Staffing.

Total SG&A expenses decreased 19.6% on a reported basis and 18.9% on a CC basis. This decrease was due primarily to lower administrative salaries and performance-based compensation, including additional short-term cost reductions implemented to further align costs with current revenue volume trends. Included in total SG&A expenses are adjustments to previously recorded restructuring charges of $0.2 million in the second quarter of 2020 and $0.6 million in the second quarter of 2019.
Gain on sale of assets of $12.3 million primarily represents the excess of the proceeds over the cost of an unused parcel of land located near the Company headquarters sold during the second quarter of 2019.
Diluted earnings per share for the second quarter of 2020 was $1.04, as compared to diluted earnings per share of $2.12 for the second quarter of 2019. The 2020 second quarter diluted earnings per share was impacted by a gain, net of tax, of approximately $0.52 per share related to the investment in Persol Holdings. The 2019 second quarter diluted earnings per share were impacted by a gain, net of tax, of approximately $1.07 per share related to the gain on the investment in Persol Holdings, a gain, net of tax, of approximately $0.23 related to a gain on sale of an unused parcel of land and approximately $0.01 per share, net of tax, related to adjustments to restructuring charges.
Beginning in the third quarter of 2020, in connection with the adoption of a new operating model reflecting the Company's focus on delivering specialty talent solutions, the Company will be revising the reportable segments and recasting prior year reportable segment results.

Americas Staffing - Second Quarter
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$326.7	$597.6	(45.3)%		(44.1)%
Gross profit	63.4	108.8	(41.7)		(40.9)
SG&A expenses excluding restructuring charges	69.8	93.8	(25.5)		(24.7)
Restructuring charges	(0.1)	(0.6)	(88.3)		(88.3)
Total SG&A expenses	69.7	93.2	(25.1)		(24.3)
Earnings (loss) from operations	(6.3)	15.6	NM
Earnings (loss) from operations excluding restructuring charges	(6.4)	15.0	NM

Gross profit rate	19.4%	18.2%	1.2	pts.

The change in Americas Staffing revenue from services reflects a 40% decrease in hours volume and a 9% decrease in average bill rates (a 6% decrease on a CC basis), partially offset by the impact of the January 2020 acquisition of Insight. The decline in hours reflects the impact from the challenging market conditions resulting from COVID-19, primarily in education related to school closures, and in manufacturing industry clients from the temporary closure of customer facilities. The decrease in average bill rates was related to both customer mix and product mix due to lower education volume. Americas Staffing represented 33% of total Company revenue in the second quarter of 2020 and 44% in the second quarter of 2019.

From a product perspective, the change in revenue reflects lower volume in all products, most significantly in commercial and education.

The Americas Staffing gross profit rate increased 120 basis points in comparison to the prior year, due primarily to lower overall employee costs.

Total SG&A expenses decreased 25.1% from the prior year, due primarily to lower administrative salaries and performance-based compensation, including additional short-term cost reductions implemented to further align costs with current revenue volume trends. Included in total SG&A expenses in the second quarter of 2020 and 2019 are credits of $0.1 million and $0.6 million, respectively, related primarily to the adjustments of previously accrued severance charges for U.S. branch-based staffing operations.

GTS - Second Quarter
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$466.9	$505.9	(7.7)%		(7.5)%
Gross profit	103.0	99.7	3.3		3.8
SG&A expenses excluding restructuring charges	64.3	74.3	(13.5)		(13.2)
Restructuring charges	(0.1)	—	NM		NM
Total SG&A expenses	64.2	74.3	(13.6)		(13.4)
Earnings from operations	38.8	25.4	53.3
Earnings from operations excluding restructuring charges	38.7	25.4	52.7

Gross profit rate	22.1%	19.7%	2.4	pts.

Revenue from services decreased 7.7% compared to last year. While many of GTS’s products and customers are in essential industries and have been generally resilient during the COVID-19 pandemic, there was a decline in the second quarter of 2020 volume in centrally delivered staffing business and PPO businesses, predominantly in the automotive manufacturing, industrial and energy industries. These reductions were partially offset by increases from program expansions and new customer contracts in our KellyConnect and BPO products. GTS revenue represented 48% of total Company revenue in the second quarter of 2020 and 37% in the second quarter of 2019.

The increase in the GTS gross profit rate was due to lower employee-related costs and the continued structural improvement in our product mix.

Total SG&A expenses decreased 13.6% from the prior year, due to effective cost management and the impact of short-term cost reduction actions. These actions were taken in the second quarter of 2020 to mitigate the impact of COVID-19 related demand disruption to further align the costs with current revenue volume trends.

International Staffing - Second Quarter
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$184.6	$268.1	(31.1)%		(29.3)%
Gross profit	23.2	36.1	(36.0)		(34.3)
Total SG&A expenses	25.1	32.6	(23.2)		(21.5)
Earnings (loss) from operations	(1.9)	3.5	NM

Gross profit rate	12.5%	13.5%	(1.0)	pts.

In comparison to the prior year, International Staffing revenue from services decreased 31.1% on a reported basis and 29.3% on a CC basis. The decline was primarily due to a decrease in hours volume as COVID-19 disrupted operations across the segment and, in particular, in Portugal, France and the U.K. These decreases were partially offset by increased revenue in Russia, due to increased information technology and call center business. International Staffing represented 19% of total Company revenue in the second quarter of 2020 and 20% in the second quarter of 2019.

The International Staffing gross profit rate decreased primarily due to lower permanent placement income, as well as unfavorable customer mix. Permanent placement income, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses decreased 23.2% due to cost management to mitigate the impact of the COVID-19 disruption.

Results of Operations
Total Company - June Year to Date
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$2,236.4	$2,750.1	(18.7)%		(18.0)%
Gross profit	412.5	495.6	(16.8)		(16.2)
SG&A expenses excluding restructuring charges	389.1	450.6	(13.7)		(13.2)
Restructuring charges	8.5	5.7	49.3		49.7
Total SG&A expenses	397.6	456.3	(12.9)		(12.4)
Goodwill impairment charge	147.7	—	NM
Gain on sale of assets	32.1	12.3	161.6
Earnings (loss) from operations	(100.7)	51.6	NM
Earnings (loss) from operations excluding restructuring charges	(92.2)	57.3	NM
Diluted earnings (loss) per share	(2.86)	2.68	NM

Permanent placement income (included in revenue from services)	19.9	31.6	(37.0)		(36.1)
Gross profit rate	18.4%	18.0%	0.4	pts.

Total Company revenue from services for the first six months of 2020 declined 18.7% in comparison to the prior year and declined 18.0% on a CC basis. As noted in the following discussions, revenue decreased in all three segments, due primarily to the impact of COVID-19, which began in mid-March of this year. Revenue from services for the first six months of 2020 includes the results of the Insight acquisition, which added approximately 70 basis points to the total revenue growth rate.
The gross profit rate increased by 40 basis points from the prior year. As noted in the following discussions, an increase in the GTS gross profit rate was partially offset by decreases in the gross profit rate in Americas Staffing and International Staffing.

Total SG&A expenses decreased 12.9% on a reported basis and 12.4% on a CC basis. This decrease was due primarily to lower administrative salaries and performance-based compensation, including additional short-term cost reductions implemented to further align costs with current revenue volume trends. Included in total SG&A expenses are restructuring charges of $8.5 million in the first six months of 2020. This is related to actions taken to position the Company to adopt a new operating model later in 2020 and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology. Restructuring charges of $5.7 million in the first six months of 2019 represent severance costs primarily related to U.S. branch-based staffing operations.
During the first six months of 2020, the negative reaction to the pandemic by the global equity markets also resulted in a decline in the Company's common stock price. This triggered an interim goodwill impairment test, resulting in a $147.7 million goodwill impairment charge in the first quarter of 2020.
Gain on sale of assets of $32.1 million represents the excess of the proceeds over the cost of the headquarters properties sold in the first quarter of 2020. The main headquarters building was subsequently leased back to the Company during the first quarter of 2020. Gain on sale of assets of $12.3 million primarily represents the excess of the proceeds over the cost of an unused parcel of land located near the Company headquarters sold during the second quarter of 2019.
Diluted loss per share for the first six months of 2020 was $2.86, as compared to diluted earnings per share of $2.68 for the first six months of 2019. The 2020 diluted loss per share was impacted by the goodwill impairment charge, net of tax, of approximately $3.18 per share, a loss, net of tax, of approximately $0.85 per share related to the investment in Persol Holdings, gain on sale of assets, net of tax, of approximately $0.61 per share and restructuring charges, net of tax, of approximately $0.16 per share. The 2019 diluted earnings per share were impacted by a gain, net of tax, of approximately $1.31 per share related to the gain on the investment in Persol Holdings, gain on sale of assets, net of tax, of approximately $0.23 per share and restructuring charges, net of tax, of approximately $0.11 per share.

Beginning in the third quarter of 2020, in connection with the adoption of a new operating model reflecting the Company's focus on delivering specialty talent solutions, the Company will be revising the reportable segments and recasting prior year reportable segment results.

Americas Staffing - June Year to Date
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$860.1	$1,224.1	(29.7)%		(29.0)%
Gross profit	157.0	226.0	(30.5)		(30.1)
SG&A expenses excluding restructuring charges	157.7	188.7	(16.4)		(16.0)
Restructuring charges	5.5	5.7	(2.3)		(2.3)
Total SG&A expenses	163.2	194.4	(16.0)		(15.6)
Earnings (loss) from operations	(6.2)	31.6	NM
Earnings (loss) from operations excluding restructuring charges	(0.7)	37.3	NM

Gross profit rate	18.3%	18.5%	(0.2)	pts.

The change in Americas Staffing revenue from services reflects a 28% decrease in hours volume and a 5% decrease in average bill rates (a 4% decrease on a CC basis), partially offset by the impact of the January 2020 acquisition of Insight. The decline in hours reflects the impact from the challenging market conditions resulting from COVID-19, primarily in education related to school closures, and in manufacturing industry clients from the temporary closure of customer facilities. The decrease in average bill rates was related to customer mix in commercial, education and engineering products as well as product mix from lower education volumes. Americas Staffing represented 39% of total Company revenue in the first six months of 2020 and 45% in the first six months of 2019.

From a product perspective, the change in revenue reflects lower volume in all products, most significantly in commercial and education.

The Americas Staffing gross profit rate decreased in comparison to the prior year, due primarily to customer mix.

Total SG&A expenses decreased 16.0% from the prior year, due primarily to lower administrative salaries and performance-based compensation, including additional short-term cost reductions implemented to further align costs with current revenue volume trends. The restructuring costs in the first six months of 2020 primarily represent facilities lease buy-out costs and severance costs related to U.S. branch-based staffing operations. The restructuring costs in the first six months of 2019 primarily represent severance costs related to U.S. branch-based staffing operations.

GTS - June Year to Date
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$970.1	$1,006.9	(3.7)%		(3.5)%
Gross profit	203.2	200.1	1.6		1.9
SG&A expenses excluding restructuring charges	137.1	149.0	(8.0)		(7.7)
Restructuring charges	0.8	—	NM		NM
Total SG&A expenses	137.9	149.0	(7.5)		(7.2)
Earnings from operations	65.3	51.1	27.8
Earnings from operations excluding restructuring charges	66.1	51.1	29.4

Gross profit rate	20.9%	19.9%	1.0	pts.

Revenue from services decreased 3.7% compared to last year. While many of GTS’s products and customers are in essential industries and have been generally resilient during the COVID-19 pandemic, there was a decline in second quarter of 2020 volume in centrally delivered staffing business and PPO businesses, predominantly in the automotive manufacturing, industrial and energy industries. These reductions were partially offset by increases from program expansions and new customer contracts in our BPO and KellyConnect products. GTS revenue represented 43% of total Company revenue in the first six months of 2020 and 37% in the first six months of 2019.

The increase in the GTS gross profit rate was due to continued structural improvement in our product mix and lower employee-related costs.

Total SG&A expenses decreased 7.5% from the prior year, due to effective cost management and short-term cost reduction actions. These actions were taken in the first six months of 2020 to mitigate the impact of COVID-19 related demand disruption to further align the costs with current revenue volume trends. Included in total SG&A expenses are $0.8 million related to restructuring charges, representing primarily employee separation costs.

International Staffing - June Year to Date
(Dollars in millions)

	2020	2019	Change		CC Change
Revenue from services	$412.2	$527.0	(21.8)%		(20.2)%
Gross profit	53.1	70.7	(24.9)		(23.3)
SG&A expenses excluding restructuring charges	53.3	63.9	(16.6)		(15.1)
Restructuring charges	1.1	—	NM		NM
Total SG&A expenses	54.4	63.9	(14.9)		(13.4)
Earnings (loss) from operations	(1.3)	6.8	NM
Earnings (loss) from operations excluding restructuring charges	(0.2)	6.8	NM

Gross profit rate	12.9%	13.4%	(0.5)	pts.

In comparison to the prior year, International Staffing revenue from services decreased 21.8% on a reported basis and 20.2% on a CC basis. The decline was primarily due to a decrease in hours volume in France, Portugal and Italy, due to declining market conditions early in the year as a result of the COVID-19 economic disruption. These decreases were partially offset by increased revenue in Russia, due to increased information technology and call center business. International Staffing represented 18% of total Company revenue in the first six months of 2020 and 19% in the first six months of 2019.

The International Staffing gross profit rate decreased primarily due to lower permanent placement income, as well as unfavorable customer mix.

Total SG&A expenses decreased 14.9% due to cost management to mitigate the impact of the COVID-19 disruption and a continued focus on increased productivity in our branch network. Included in total SG&A are $1.1 million of restructuring charges, which primarily related to France staffing operations to reposition our operating model to pursue growth through specialized staffing business.

Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. The impact of the current economic slow-down resulting from the COVID-19 crisis began in March 2020 and continued during the second quarter. Consistent with our historical results, the impact of the current economic conditions resulted in declines in working capital requirements, primarily Accounts Receivable, and increases in cash flows from operations as revenues slowed.
As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $221.9 million at the end of the second quarter of 2020 and $31.0 million at year-end 2019. As further described below, we generated $178.1 million of cash from operating activities, generated $13.3 million of cash from investing activities and used $6.2 million of cash for financing activities.
Operating Activities
In the first six months of 2020, we generated $178.1 million of net cash from operating activities, as compared to generating $73.5 million in the first six months of 2019. This change was due to reduced working capital requirements as revenues slowed. In addition, the Company deferred $48.2 million of tax payments as allowed by COVID-19 economic relief in several jurisdictions. In the second quarter of 2020, the Company also monetized wage subsidy receivables outside the U.S. for $16.9 million in cash.
Trade accounts receivable totaled $1.1 billion at the end of the second quarter of 2020. Global DSO was 61 days at the end of the second quarter of 2020 and 57 days at the end of the second quarter of 2019.
Our working capital position (total current assets less total current liabilities) was $585.8 million at the end of the second quarter of 2020, an increase of $64.2 million from year-end 2019. Excluding additional cash, working capital declined $126.2 million from year-end 2019. The current ratio (total current assets divided by total current liabilities) was 1.7 at the end of the second quarter of 2020 and 1.6 at year-end 2019.
Investing Activities
In the first six months of 2020, we generated $13.3 million of cash from investing activities, as compared to using $79.6 million in the first six months of 2019. Included in cash from investing activities in the first six months of 2020 is $55.5 million of proceeds representing the cash received, net of transaction expenses, for the sale of three headquarters properties as a part of a sale and leaseback transaction. This was partially offset by $36.4 million of cash used for the acquisition of Insight in January 2020, net of the cash received and including working capital adjustments. Included in cash used for investing activities in the first six months of 2019 is $50.8 million for the acquisition of NextGen in January 2019, net of the cash received, and $35.6 million for the acquisition of GTA in January 2019, net of the cash received. These amounts were partially offset by proceeds of $13.8 million primarily from the sale of unused land.
Financing Activities
In the first six months of 2020, we used $6.2 million of cash for financing activities, as compared to generating $8.6 million in the first six months of 2019. The change in cash used in financing activities was primarily related to the year-over-year change in short-term borrowing activities. Debt totaled $0.3 million at the end of the second quarter of 2020 and was $1.9 million at year-end 2019. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the second quarter of 2020 and 0.1% at year-end 2019.
The change in short-term borrowings in the first six months of 2020 was primarily due to payments on local lines of credit. The change in short-term borrowings in the first six months of 2019 was primarily due to borrowings on our securitization facility.
We made dividend payments of $3.0 million in the first six months of 2020 and $5.9 million in the first six months of 2019.

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
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include asset-based lending or additional bank facilities. During 2020, cash generated from operations will be supplemented by recent enactment of laws providing COVID-19 relief, most notably the Coronavirus Aid, Relief, and Economic Security Act which allows for the deferral of payments of the Company's U.S. social security taxes. Such deferrals are required to be repaid in 2021 and 2022.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2020 second quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily Accounts Receivable, increase during periods of growth. The majority of our international cash is concentrated in a cash pooling arrangement (the “Cash Pool”) and is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

As of the end of the second quarter of 2020, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $96.8 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.2 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the second quarter of 2020, we met the debt covenants related to our revolving credit facility and securitization facility.
We have historically managed our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. Given the cash generated from operating activities through the second quarter of 2020 and the level of uncertainty surrounding the duration of the COVID-19 crisis, we anticipate maintaining a higher level of cash than our prior practice.
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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2020 second quarter earnings.
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

In January 2018, the Hungarian Competition Authority initiated proceedings against the Company, along with a local industry trade association and its members due to alleged infringement of national competition regulations. The matter is progressing and we anticipate resolution within the next year. We are fully cooperating with the investigation. The Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

Item 1A.  Risk Factors.
The following risk factor is in addition to the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on the Form 10-K for year ended December 29, 2019.
Our business has been adversely impacted by the recent novel coronavirus (COVID-19) outbreak and we expect adverse business and economic conditions will continue in the future.
The outbreak of the novel coronavirus and its subsequent spread across the globe have negatively impacted the level of economic activity and employment in the United States and other countries in which we operate. Because demand for staffing services is significantly affected by general economic conditions, the downturn, which began in March 2020, as a result of the COVID-19 outbreak, has had and is expected to continue to have an adverse impact on the staffing industry. Additionally, containment and mitigation measures taken to combat the spread of COVID-19, including travel bans, quarantines, shelter-in-place orders, temporary shutdowns, and social distancing and other health and safety precautions, have had and are expected to continue to have a negative impact on customer demand for staffing services and have impacted or may in the future impact the financial viability of third parties on which we rely to provide staffing services or manage critical business functions. The COVID-19 outbreak and related containment and mitigation efforts have resulted in a substantial decline in our revenues. We expect that the revenue decline will continue in the future until demand for our services recovers, and we are not able to predict when this recovery will occur or the extent of the recovery. We have taken certain actions, including reducing officer and employee compensation, furloughing and redeploying employees, reducing discretionary expenses and projects, enacting certain hiring freezes and suspending dividends payable on our common stock, to address declines in our revenues and adverse business conditions. There can be no assurance that these actions will be adequate, and further actions of this type may be required in the future. Due to uncertainty regarding the sufficiency of the containment and mitigation measures to combat the COVID-19 outbreak and the duration of their implementation, coupled with the unknown timeline for development of COVID-19 treatments or vaccines, the extent or the duration of the impact on our business, financial condition, ability to meet financial covenants and restrictions in our debt facilities, and results of operations cannot be predicted with certainty, however, such impacts could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2020, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
March 30, 2020 through May 3, 2020	239	$12.96	—	$—

May 4, 2020 through May 31, 2020	1,999	13.39	—	$—

June 1, 2020 through June 28, 2020	201	15.22	—	$—

Total	2,439	$13.50	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 2,439 shares were reacquired in transactions during the quarter.

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

Date: August 6, 2020

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2020

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)