Form 10-Q
period 2020-09-27
KELLY SERVICES INC
filed 2020-11-05
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
OR
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
Yes ☐ No ☒
At October 26, 2020, 35,869,222 shares of Class A and 3,427,538 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue from services	$1,038.2	$1,267.7	$3,274.6	$4,017.8

Cost of services	847.2	1,040.0	2,671.1	3,294.5

Gross profit	191.0	227.7	603.5	723.3

Selling, general and administrative expenses	193.4	210.6	591.0	666.9

Goodwill impairment charge	—	—	147.7	—

Gain on sale of assets	—	—	(32.1)	(12.3)

Earnings (loss) from operations	(2.4)	17.1	(103.1)	68.7

Gain (loss) on investment in Persol Holdings	16.8	(39.3)	(31.4)	35.1

Other income (expense), net	(0.7)	(0.2)	3.6	(1.1)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	13.7	(22.4)	(130.9)	102.7

Income tax expense (benefit)	(1.2)	(12.8)	(36.5)	6.3

Net earnings (loss) before equity in net earnings (loss) of affiliate	14.9	(9.6)	(94.4)	96.4

Equity in net earnings (loss) of affiliate	1.8	(0.9)	(1.0)	(1.0)

Net earnings (loss)	$16.7	$(10.5)	$(95.4)	$95.4

Basic earnings (loss) per share	$0.42	$(0.27)	$(2.43)	$2.42
Diluted earnings (loss) per share	$0.42	$(0.27)	$(2.43)	$2.41

Average shares outstanding (millions):
Basic	39.3	39.1	39.3	39.0
Diluted	39.4	39.1	39.3	39.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net earnings (loss)	$16.7	$(10.5)	$(95.4)	$95.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.4, tax benefit of $0.2, tax expense of $0.0 and tax benefit of $0.1, respectively	5.1	(6.2)	0.4	(0.8)
Less: Reclassification adjustments included in net earnings	(1.5)	—	(1.5)	—
Foreign currency translation adjustments	3.6	(6.2)	(1.1)	(0.8)

Other comprehensive income (loss)	3.6	(6.2)	(1.1)	(0.8)

Comprehensive income (loss)	$20.3	$(16.7)	$(96.5)	$94.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 27, 2020	December 29, 2019
Assets
Current Assets
Cash and equivalents	$248.2	$25.8
Trade accounts receivable, less allowances of $11.4 and $12.9, respectively	1,111.4	1,282.2
Prepaid expenses and other current assets	71.4	76.5
Properties held for sale	—	21.2
Total current assets	1,431.0	1,405.7

Noncurrent Assets
Property and equipment:
Property and equipment	220.6	225.8
Accumulated depreciation	(179.8)	(182.7)
Net property and equipment	40.8	43.1
Operating lease right-of-use assets	84.0	60.4
Deferred taxes	273.3	229.1
Goodwill, net	—	127.8
Investment in Persol Holdings	145.8	173.2
Investment in equity affiliate	115.6	117.2
Other assets	301.2	324.1
Total noncurrent assets	960.7	1,074.9

Total Assets	$2,391.7	$2,480.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 27, 2020	December 29, 2019
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0.5	$1.9
Accounts payable and accrued liabilities	458.4	503.6
Operating lease liabilities	19.5	20.1
Accrued payroll and related taxes	240.7	267.6
Accrued workers’ compensation and other claims	25.0	25.7
Income and other taxes	52.4	65.2
Total current liabilities	796.5	884.1

Noncurrent Liabilities
Operating lease liabilities	68.1	43.3
Accrued payroll and related taxes	75.7	—
Accrued workers’ compensation and other claims	44.4	45.8
Accrued retirement benefits	188.2	187.4
Other long-term liabilities	52.7	55.5
Total noncurrent liabilities	429.1	332.0

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 36.6 shares issued at 2020 and 2019	36.6	36.6
Class B common stock, 10.0 shares authorized; 3.5 shares issued at 2020 and 2019	3.5	3.5
Treasury stock, at cost
Class A common stock, 0.8 shares at 2020 and 1.0 shares at 2019	(16.6)	(20.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	20.6	22.5
Earnings invested in the business	1,139.5	1,238.6
Accumulated other comprehensive income (loss)	(16.9)	(15.8)
Total stockholders’ equity	1,166.1	1,264.5

Total Liabilities and Stockholders’ Equity	$2,391.7	$2,480.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Capital Stock
Class A common stock
Balance at beginning of period	$36.6	$36.6	$36.6	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.6	36.6	36.6	36.6

Class B common stock
Balance at beginning of period	3.5	3.5	3.5	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.5	3.5	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(16.7)	(20.9)	(20.3)	(25.4)
Net issuance of stock awards	0.1	0.2	3.7	4.7
Balance at end of period	(16.6)	(20.7)	(16.6)	(20.7)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	20.5	23.2	22.5	24.4
Net issuance of stock awards	0.1	(0.9)	(1.9)	(2.1)
Balance at end of period	20.6	22.3	20.6	22.3

Earnings Invested in the Business
Balance at beginning of period	1,122.8	1,238.1	1,238.6	1,138.1
Cumulative-effect adjustment, net of tax, from adoption of ASU 2016-13, Credit Losses	—	—	(0.7)	—
Net earnings (loss)	16.7	(10.5)	(95.4)	95.4
Dividends	—	(3.0)	(3.0)	(8.9)
Balance at end of period	1,139.5	1,224.6	1,139.5	1,224.6

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(20.5)	(11.7)	(15.8)	(17.1)
Other comprehensive income (loss), net of tax	3.6	(6.2)	(1.1)	(0.8)
Balance at end of period	(16.9)	(17.9)	(16.9)	(17.9)

Stockholders’ Equity at end of period	$1,166.1	$1,247.8	$1,166.1	$1,247.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net earnings (loss)	$(95.4)	$95.4
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Goodwill impairment charge	147.7	—
Deferred income taxes on goodwill impairment charge	(23.0)	—
Depreciation and amortization	18.0	23.8
Operating lease asset amortization	15.9	16.9
Provision for credit losses and sales allowances	10.7	3.2
Stock-based compensation	2.9	4.7
(Gain) loss on investment in Persol Holdings	31.4	(35.1)
(Gain) loss on sale of assets	(32.1)	(12.3)
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	1.0	1.0
Other, net	1.8	(1.0)
Changes in operating assets and liabilities, net of acquisitions	137.6	(22.4)

Net cash from operating activities	216.5	74.2

Cash flows from investing activities:
Capital expenditures	(12.3)	(13.8)
Proceeds from sale of assets	55.5	13.8
Acquisition of companies, net of cash received	(36.4)	(86.4)
Proceeds from company-owned life insurance	2.3	3.0
Proceeds from sale of Brazil, net of cash disposed	1.2	—
Loans to equity affiliate	—	(4.4)
Investment in equity securities	(0.2)	(1.0)
Other investing activities	0.2	—

Net cash from (used in) investing activities	10.3	(88.8)

Cash flows from financing activities:
Net change in short-term borrowings	(1.5)	15.2
Financing lease payments	(1.0)	(0.4)
Dividend payments	(3.0)	(8.9)
Payments of tax withholding for stock awards	(1.2)	(2.3)
Other financing activities	(0.1)	—

Net cash (used in) from financing activities	(6.8)	3.6

Effect of exchange rates on cash, cash equivalents and restricted cash	3.4	(0.5)

Net change in cash, cash equivalents and restricted cash	223.4	(11.5)
Cash, cash equivalents and restricted cash at beginning of period	31.0	40.1

Cash, cash equivalents and restricted cash at end of period (1)	$254.4	$28.6

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	39 Weeks Ended
	September 27, 2020	September 29, 2019
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$248.2	$22.8
Restricted cash included in prepaid expenses and other current assets	0.9	0.8
Noncurrent assets:
Restricted cash included in other assets	5.3	5.0
Cash, cash equivalents and restricted cash at end of period	$254.4	$28.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2020 (the 2019 consolidated financial statements). The Company’s third fiscal quarter ended on September 27, 2020 (2020) and September 29, 2019 (2019), each of which contained 13 weeks. The corresponding September year to date periods for 2020 and 2019 each contained 39 weeks.

Noncurrent accrued payroll and related taxes of $75.7 million in the consolidated balance sheet as of third quarter-end 2020 represent deferred U.S. payroll tax payments as allowed by COVID-19 economic relief legislation. Approximately half of the balance is expected to be paid by the end of fiscal 2021, with the remaining amount expected to be paid by the end of fiscal 2022.

As discussed in the Segment Disclosures footnote, the Company has changed its reportable segments during the third quarter of 2020. As a result, certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.  Revenue
Revenue Disaggregated by Service Type

Kelly has five specialty segments: Professional & Industrial (“P&I” formerly Commercial), Science, Engineering & Technology (“SET”), Education, Outsourcing & Consulting Group ("Outsourcing & Consulting," "OCG") and International. Other than OCG, each segment delivers talent through staffing services, permanent placement or outcome-based services. Our OCG segment delivers talent solutions including managed service provider ("MSP"), payroll process outsourcing ("PPO"), recruitment process outsourcing ("RPO"), and talent advisory services.

The following table presents our segment revenues disaggregated by service type (in millions):

	Third Quarter		September Year to Date
	2020	2019	2020	2019
Professional & Industrial
Staffing services	$341.3	$445.0	$1,033.1	$1,398.5
Permanent placement	2.3	4.2	7.0	14.4
Outcome-based services	102.9	88.8	306.6	255.8
Total Professional & Industrial	446.5	538.0	1,346.7	1,668.7

Science, Engineering & Technology
Staffing services	181.6	213.5	562.3	646.7
Permanent placement	3.1	4.3	9.0	11.8
Outcome-based services	59.3	67.4	190.2	201.2
Total Science, Engineering & Technology	244.0	285.2	761.5	859.7

Education
Staffing services	27.4	56.9	194.9	313.3
Permanent placement	0.1	0.2	0.2	0.6
Total Education	27.5	57.1	195.1	313.9

Outsourcing & Consulting
Talent solutions	87.9	94.4	261.0	282.3
Total Outsourcing & Consulting	87.9	94.4	261.0	282.3

International
Staffing services	228.8	287.0	697.9	873.6
Permanent placement	3.6	6.4	12.7	20.0
Total International	232.4	293.4	710.6	893.6

Total Intersegment	(0.1)	(0.4)	(0.3)	(0.4)

Total Revenue from Services	$1,038.2	$1,267.7	$3,274.6	$4,017.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and OCG operates in the Americas, Europe and Asia-Pacific regions. The International segment includes Europe and our Brazil and Mexico operations, which are included in the Americas region. Our Brazil operations were sold in August 2020 (see Acquisitions and Disposition footnote).

The below table presents our revenues disaggregated by geography (in millions):

	Third Quarter		September Year to Date
	2020	2019	2020	2019
Americas
United States	$740.6	$903.2	$2,369.2	$2,913.4
Canada	30.3	34.6	88.7	100.8
Mexico	27.4	32.4	78.6	89.6
Puerto Rico	18.4	18.8	56.1	57.6
Brazil	1.8	8.4	17.0	25.1
Total Americas Region	818.5	997.4	2,609.6	3,186.5

Europe
Switzerland	49.6	50.6	141.2	150.0
France	48.8	59.7	141.2	188.6
Portugal	31.7	44.0	99.1	135.5
Russia	27.2	29.9	88.6	84.1
United Kingdom	16.4	24.9	56.5	81.6
Italy	14.5	18.5	42.5	59.8
Germany	7.0	11.5	22.1	32.5
Ireland	4.9	7.1	14.0	28.1
Other	12.0	16.6	38.7	51.5
Total Europe Region	212.1	262.8	643.9	811.7

Total Asia-Pacific Region	7.6	7.5	21.1	19.6

Total Kelly Services, Inc.	$1,038.2	$1,267.7	$3,274.6	$4,017.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions):

	Third Quarter		September Year to Date
	2020	2019	2020	2019
Science, Engineering & Technology
Americas	$242.8	$283.2	$757.3	$852.3
Europe	1.2	2.0	4.2	7.4
Total Science, Engineering & Technology	$244.0	$285.2	$761.5	$859.7

Outsourcing & Consulting
Americas	$72.9	$78.9	$215.9	$238.2
Europe	7.4	8.0	24.0	24.5
Asia-Pacific	7.6	7.5	21.1	19.6
Total Outsourcing & Consulting	$87.9	$94.4	$261.0	$282.3

International
Americas	$28.9	$40.5	$94.9	$113.8
Europe	203.5	252.9	615.7	779.8
Total International	$232.4	$293.4	$710.6	$893.6

Deferred Costs

Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $1.0 million as of third quarter-end 2020 and $1.5 million as of year-end 2019. Amortization expense for the deferred costs for the third quarter and September year to date 2020 was $0.2 million and $0.8 million, respectively. Amortization expense for the deferred costs for the third quarter and September year to date 2019 was $0.4 million and $1.3 million, respectively.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $4.0 million as of third quarter-end 2020 and $3.6 million as of year-end 2019. Amortization expense for the deferred costs for the third quarter and September year to date 2020 was $5.3 million and $14.9 million, respectively. Amortization expense for the deferred costs for the third quarter and September year to date 2019 was $3.8 million and $10.3 million, respectively.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
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

We are engaged in litigation with a customer over a disputed accounts receivable balance of approximately $10 million for certain services rendered more than five years ago, which is recorded as a long-term receivable in other assets in the consolidated balance sheet. In September 2020, a ruling was issued in favor of the customer, which we have appealed. Upon receiving the ruling, we increased our allowance for credit losses by $9.2 million to reflect the likelihood of collection, which is recorded in other assets in the consolidated balance sheet.

We are also exposed to credit losses from our loan to PersolKelly Pte. Ltd. and other receivables measured at amortized cost. No other allowances related to the loan or other receivables were material for September year to date 2020. See Investment in PersolKelly Pte. Ltd. footnote for more information on the loan to PersolKelly Pte. Ltd.

The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions):

September Year to Date
2020
Allowance for credit losses:
Beginning balance	$9.7
Impact of adopting ASC 326	0.3
Current period provision	1.2
Currency exchange effects	(0.2)
Write-offs	(1.6)
Ending balance	$9.4

Write-offs are presented net of recoveries, which were not material for September year to date 2020.

The rollforward of our allowance for credit losses related to the long-term customer receivable, which is recorded in other assets in the consolidated balance sheet, is as follows (in millions):

September Year to Date
2020
Allowance for credit losses:
Beginning balance	$1.0
Impact of adopting ASC 326	0.7
Current period provision	9.5
Currency exchange effects	(0.3)
Ending Balance	$10.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4.  Acquisitions and Disposition
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

Insight

On January 14, 2020, Kelly Services USA, LLC acquired 100% of the membership interests of Insight, an educational staffing company in the U.S, for a purchase price of $34.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Insight at the closing date and estimated working capital adjustments resulting in the Company paying cash of $38.1 million. The purchase price of the acquisition also includes contingent consideration with an estimated fair value of $1.6 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Monte Carlo simulation and the liability is recorded in accounts payable and accrued liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). In the third quarter of 2020, the earnout was revalued, resulting in an increase to the liability of $0.5 million. In the second quarter of 2020, the Company paid a working capital adjustment of $0.1 million. The purchase price allocation for this acquisition is preliminary and could change.

This acquisition will increase our market share in the education staffing market in the U.S. Insight's results of operations are included in the Education segment. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated statements of earnings.

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

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the Insight acquisition was approximately $10.6 million of intangible assets, made up entirely of customer relationships. The fair value of the customer relationships was determined using the multi-period excess earnings method. The customer relationships will be amortized over 10 years with no residual value. Goodwill generated from the acquisition was primarily attributable to the expected synergies from combining operations and expanding market potential, and was assigned to the Americas Staffing reporting unit (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $18.6 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
NextGen Global Resources

On January 2, 2019, the Company acquired 100% of the membership interests of NextGen, a leading provider of telecommunications staffing solutions, for a purchase price of $51.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by NextGen at the closing date and estimated working capital adjustments resulting in the Company paying cash of $54.3 million. Due to the date of the acquisition, the third quarter and September year to date 2019 actual results represent the third quarter and September year to date 2019 pro forma results.

Goodwill generated from this acquisition was primarily attributable to the market potential as a staffing solutions provider to the expanding telecommunications industry, and was assigned to the Americas Staffing reporting unit (see Goodwill footnote).

Global Technology Associates

On January 2, 2019, in a separate transaction, the Company acquired 100% of the membership interests of GTA, a leading provider of engineering, technology and business consulting solutions in the telecommunications industry, for a purchase price of $34.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by GTA at the closing date and estimated working capital adjustments resulting in the Company paying cash of $35.7 million. Due to the date of the acquisition, the third quarter and September year to date 2019 actual results represent the third quarter and September year to date 2019 pro forma results.

Goodwill generated from this acquisition is primarily attributable to the market potential as a solutions provider to the expanding telecommunications industry, and was assigned to the GTS reporting unit (see Goodwill footnote).

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

Disposition

On August 18, 2020, the Company sold its Brazil operations for a purchase price of $1.4 million. The Company received cash proceeds of $1.2 million, net of cash disposed. As a part of the transaction, the Company has agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. Accordingly, the Company recorded an indemnification liability of $2.5 million in other long-term liabilities in the consolidated balance sheet, which represents the fair value of the liability (see Fair Value Measurements footnote) and completely offset the gain on the sale.

5. Investment in Persol Holdings
The Company has a yen-denominated investment through the Company's subsidiary, Kelly Services Japan, Inc., in the common stock of Persol Holdings Co., Ltd. ("Persol Holdings"), the Company’s joint venture partner in PersolKelly Pte. Ltd. (the "JV"). As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). A gain on the investment of $16.8 million and a loss on the investment of $31.4 million in the third quarter and September year to date 2020, respectively, and a loss on the investment of $39.3 million and a gain on the investment of $35.1 million in the third quarter and September year to date 2019, respectively, was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
6.  Investment in PersolKelly Pte. Ltd.

The Company has a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing solutions business operating in eight geographies in the Asia-Pacific region. The operating results of the Company’s interest in the JV are accounted for on a one-quarter lag under the equity method and are reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to a gain of $1.8 million and a loss of $1.0 million in the third quarter and September year to date 2020, respectively, and a loss of $0.9 million and $1.0 million in the third quarter and September year to date 2019, respectively. This investment is evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity investment, we will adjust the carrying amount of the investment to the current fair value.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $115.6 million as of third quarter-end 2020 and $117.2 million as of year-end 2019. The net amount due from the JV, a related party, was $10.9 million as of the third quarter-end 2020 and as of year-end 2019. The Company made loans, proportionate to its 49% ownership, to the JV for $7.0 million in 2018 and an additional $4.4 million in 2019 to fund working capital requirements as a result of their sustained revenue growth. The loans, which are outstanding as of third quarter-end 2020, are included in the net amounts due from the JV. Subsequent to the third quarter of 2020, the JV repaid $5.6 million of the outstanding loan balance; therefore, as of the third quarter-end 2020, $5.6 million of the loan balance is included in prepaid expenses and other current assets, and the remaining balance is included in other assets in the consolidated balance sheet. The carrying value of the loans approximates the fair value based on market interest rates. Accrued interest receivable, which is included in prepaid expenses and other current assets in the consolidated balance sheet, was not material at third quarter-end 2020 and year-end 2019. The JV is a supplier to certain MSP programs in the region and the amounts for services provided to the Company, which are included in trade accounts payable in the consolidated balance sheet, are not material.
Expected credit losses are estimated over the contractual term of the loans. The required allowance is based on current and projected financial information from the JV, market-specific information and other relevant data available to the Company, as applicable. The allowance was not material at the third quarter-end 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of third quarter-end 2020 and year-end 2019 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	As of Third Quarter-End 2020
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$153.5	$153.5	$—	$—
Investment in Persol Holdings	145.8	145.8	—	—

Total assets at fair value	$299.3	$299.3	$—	$—

Brazil indemnification	(2.5)	—	—	(2.5)
Insight earnout	(2.1)	—	—	(2.1)

Total liabilities at fair value	$(4.6)	$—	$—	$(4.6)

	As of Year-End 2019
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.9	$4.9	$—	$—
Investment in Persol Holdings	173.2	173.2	—	—

Total assets at fair value	$178.1	$178.1	$—	$—

Money market funds as of third quarter-end 2020 and year-end 2019 represent investments in money market funds that hold government securities, of which $5.3 million and $4.9 million, respectively, are restricted as to use and included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end. The increase in money market funds from year-end 2019 was the result of higher cash and cash equivalent balances as of the end of the third quarter from an increase in cash flows from operations.

The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $19.6 million as of the third quarter-end 2020 and $18.9 million at year-end 2019.

As of third quarter-end 2020, the Company had an indemnification liability of $2.5 million in other long-term liabilities on the consolidated balance sheet related to the sale of the Brazil operations (see Acquisitions and Disposition footnote). The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and will be measured on a recurring basis. During the third quarter and September year to date 2020, the Company recognized $2.5 million in expenses related to the indemnification liability in other income (expense), net in the consolidated statements of earnings.

In connection with the first quarter 2020 acquisition of Insight, the Company has recorded an earnout liability totaling
$2.1 million as of third quarter-end 2020 in accounts payable and accrued liabilities in the consolidated balance sheet (see Acquisitions and Disposition footnote). The valuation of the earnout liability was initially established using a Monte Carlo simulation and represents the fair value and is considered a level 3 liability. The Company recognized $0.5 million of expense related to the earnout liability in the third quarter of 2020, in SG&A expenses in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Equity Investment Without Readily Determinable Fair Value

The Company has a minority investment in Business Talent Group, LLC, which is included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The carrying amount of $5.0 million as of the third quarter-end 2020 and year-end 2019 represents the purchase price. There have been no observable price changes to the carrying amount or impairments.

The Company also has a minority investment in Kenzie Academy Inc., which is included in other assets in the consolidated balance sheet. This investment is also measured using the measurement alternative for equity investments without a readily determinable fair value as described above. The investment totaled $1.4 million as of the third quarter-end 2020 and $1.3 million at year-end 2019, representing total cost plus observable price changes to date.

Assets Measured at Fair Value on a Nonrecurring Basis

Due to the negative market reaction to the COVID-19 crisis, including declines in our common stock price, management determined that a triggering event occurred during the first quarter of 2020. We therefore performed an interim step one quantitative impairment test for both of our previous reporting units with goodwill. As a result of this quantitative assessment, we determined that the estimated fair value of the reporting units no longer exceeded the carrying value, and recorded a goodwill impairment charge of $147.7 million in the first quarter of 2020 (see Goodwill footnote).

8. Restructuring
In the first quarter of 2020, the Company took restructuring actions to align costs with expected revenues, position the organization to adopt a new operating model later in 2020 and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology.

Restructuring costs incurred in 2020 totaled $8.4 million and are recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars).

	Lease Termination Costs	Severance Costs	Total

Professional & Industrial	$3.5	$0.8	$4.3
Science, Engineering & Technology	0.5	—	0.5
Education	0.1	0.7	0.8
International	0.7	0.4	1.1
Corporate	—	1.7	1.7

Total	$4.8	$3.6	$8.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars).

Balance as of year-end 2019	$0.3
Additions charged to Professional & Industrial	4.4
Additions charged to Science, Engineering & Technology	0.5
Additions charged to Education	0.9
Additions charged to International	1.1
Additions charged to Corporate	1.8
Reductions for lease termination costs related to fixed assets	(0.6)
Reductions for cash payments related to all restructuring activities	(4.5)
Balance as of first quarter-end 2020	3.9
Reductions for cash payments related to all restructuring activities	(2.1)
Accrual adjustments	(0.2)
Balance as of second quarter-end 2020	1.6
Reductions for cash payments related to all restructuring activities	(0.8)
Accrual adjustments	(0.1)
Balance as of third quarter-end 2020	$0.7

The remaining balance of $0.7 million as of third quarter-end 2020 primarily represents severance costs, and the majority is expected to be paid by the end of 2020. No material adjustments are expected to be recorded.

9. Goodwill
The Company performs its annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. During the first quarter of 2020, negative market reaction to the COVID-19 crisis, including declines in our common stock price, caused our market capitalization to decline significantly compared to the fourth quarter of 2019, causing a triggering event. Therefore, we performed an interim step one quantitative test for our previous reporting units with goodwill, Americas Staffing and GTS, and determined that the estimated fair values of both reporting units no longer exceeded their carrying values. Based on the result of our interim goodwill impairment test as of the first quarter of 2020, we recorded a goodwill impairment charge of $147.7 million to write off goodwill for both reporting units. A portion of the goodwill balance was deductible for tax purposes. See impairment adjustments in the table below.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The changes in the carrying amount of goodwill as of June year to date 2020 are included in the table below. See Acquisitions and Disposition footnote for a description of the addition to goodwill in the first quarter of 2020. Due to the complete write-off of goodwill in the first quarter of 2020, reallocation of goodwill to the new reporting units as part of the third quarter 2020 change in segment reporting (see Segment Disclosures footnote) was not necessary. There were no additions to goodwill during the third quarter of 2020.

	As of Year-End 2019	Additions to Goodwill	Impairment Adjustments	As of Second Quarter-End 2020
	(In millions of dollars)
Americas Staffing	$58.5	$19.9	$(78.4)	$—
Global Talent Solutions	69.3	—	(69.3)	—
Total	$127.8	$19.9	$(147.7)	$—

10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the third quarter and September year to date 2020 and 2019 are included in the table below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income (loss), as shown in the table below, were recorded in the other income (expense), net line item in the consolidated statements of earnings.

	Third Quarter		September Year to Date
	2020	2019	2020	2019
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(17.9)	$(10.3)	$(13.2)	$(15.7)
Other comprehensive income (loss) before reclassifications	5.1	(6.2)	0.4	(0.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.5)	—	(1.5)	—
Net current-period other comprehensive income (loss)	3.6	(6.2)	(1.1)	(0.8)
Ending balance	(14.3)	(16.5)	(14.3)	(16.5)

Pension liability adjustments:
Beginning balance	(2.6)	(1.4)	(2.6)	(1.4)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(2.6)	(1.4)	(2.6)	(1.4)

Total accumulated other comprehensive income (loss)	$(16.9)	$(17.9)	$(16.9)	$(17.9)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the third quarter and September year to date 2020 and 2019 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2020	2019	2020	2019
Net earnings (loss)	$16.7	$(10.5)	$(95.4)	$95.4
Less: earnings allocated to participating securities	(0.2)	—	—	(1.0)
Net earnings (loss) available to common shareholders	$16.5	$(10.5)	$(95.4)	$94.4

Average shares outstanding (millions):
Basic	39.3	39.1	39.3	39.0
Dilutive share awards	0.1	—	—	0.2
Diluted	39.4	39.1	39.3	39.2

Basic earnings (loss) per share	$0.42	$(0.27)	$(2.43)	$2.42
Diluted earnings (loss) per share	$0.42	$(0.27)	$(2.43)	$2.41

Potentially dilutive shares outstanding are primarily related to performance shares for the third quarter and September year to date 2020 and 2019. Dividends paid per share for Class A and Class B common stock were $0.00 for the third quarter 2020, $0.075 for the third quarter 2019 and September year to date 2020, and $0.225 for September year to date 2019.

12.  Stock-Based Compensation
For the third quarter of 2020, the Company recognized stock compensation expense of $0.5 million, and related tax benefit of $0.2 million. For the third quarter of 2019, the Company recognized stock compensation benefit of $0.5 million, and related tax benefit of $0.4 million. For September year to date 2020, the Company recognized stock compensation expense of $2.9 million, and related tax benefit of $0.2 million. For September year to date 2019, the Company recognized stock compensation expense of $4.7 million, and related tax benefit of $1.1 million.
Performance Shares
A summary of the status of all nonvested performance shares at target as of third quarter-end 2020 and year-to-date changes is presented as follows below (in thousands of shares except per share data). There has been no grant of performance shares since year-end 2019. The majority of the vested shares in the table below is related to the 2017 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2020. The majority of the forfeited shares in the table below is related to the separation of two former senior officers during the third quarter of 2020. The vesting adjustment in the table below represents the 2017 Total Shareholder Return ("TSR") performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2019	502	$24.21	114	$25.24
Granted	—	—	—	—
Vested	(155)	24.02	—	—
Forfeited	(96)	24.85	(5)	31.38
Vesting adjustment	—	—	(62)	20.15
Nonvested at third quarter-end 2020	251	$22.32	47	$31.38

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

Restricted Stock
A summary of the status of nonvested restricted stock as of third quarter-end 2020 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The majority of the restricted stock granted related to new hires in the first quarter of 2020.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2019	360	$24.92
Granted	64	14.69
Vested	(114)	24.07
Forfeited	(30)	24.64
Nonvested at third quarter-end 2020	280	$22.91

13. Sale of Assets

In the second quarter of 2020, the Company monetized wage subsidy receivables outside the U.S. for $16.9 million, net of fees and 5% retainer. The sale of these receivables was accounted for as a sale of financial assets with certain recourse provisions in which we derecognized the receivables. Although the sale of receivables is with recourse, the Company did not record a recourse obligation as of the third quarter 2020 as the Company has concluded the receivables are collectible. The net cash proceeds related to the sale are included in operating activities in the consolidated statements of cash flows and the fees related to the sale are included in SG&A expenses in the consolidated statements of earnings.

On March 20, 2020, the Company sold three of our four headquarters properties for a purchase price of $58.5 million as a part of a sale and leaseback transaction. The properties included the parcels of land, together with all rights and easements, in addition to all improvements located on the land, including buildings. The Company received cash proceeds of $55.5 million, which was net of transaction expenses. As of the date of the sale, the properties had a combined net carrying amount of $23.4 million. The resulting gain on the sale of the assets was $32.1 million which is recorded in gain on sale of assets in the consolidated statements of earnings. The Company leased back the headquarters buildings on the same date; see the Leases footnote for discussion of the sale and leaseback transaction.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
14.  Other Income (Expense), Net
Included in other income (expense), net for the third quarter and September year to date 2020 and 2019 are the following:

	Third Quarter		September Year to Date
	2020	2019	2020	2019
	(In millions of dollars)
Interest income	$0.1	$0.4	$0.5	$0.8
Interest expense	(0.5)	(0.9)	(2.2)	(3.2)
Dividend income	—	—	1.3	1.3
Foreign exchange gains (losses)	(0.2)	0.3	3.5	(0.4)
Other	(0.1)	—	0.5	0.4

Other income (expense), net	$(0.7)	$(0.2)	$3.6	$(1.1)

15. Income Taxes
Income tax benefit was $1.2 million and $12.8 million for the third quarter of 2020 and 2019, respectively. Income tax benefit was $36.5 million and expense was $6.3 million for September year to date 2020 and 2019, respectively. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a charge of $5.2 million for the third quarter of 2020 and a benefit of $9.6 million for September year to date 2020, compared to a benefit of $12.1 million for the third quarter of 2019 and a charge of $10.7 million for September year to date 2019. September year to date 2020 includes a tax benefit of $23.0 million on the impairment of goodwill and a second quarter tax benefit of $7.7 million from Brazil outside basis differences. September year to date 2019 includes a second quarter net benefit of $10.4 million from valuation allowance changes in the United Kingdom and Germany.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation, and changes in the fair value of the Company’s investment in Persol Holdings, which are treated as discrete since they cannot be estimated. The impairment of goodwill in the first quarter of 2020, the recording of deferred taxes on Brazil outside basis differences in the second quarter of 2020, and the valuation allowance changes in the second quarter of 2019 were treated as discrete items.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
During the first quarter 2020, the Company sold its main headquarters building and entered into a leaseback agreement, which is accounted for as an operating lease. As of first quarter-end 2020, we recognized $37.6 million of ROU assets within operating lease right-of-use assets, $1.2 million of current lease liabilities within operating lease liabilities, current and $36.1 million of noncurrent lease liabilities within operating lease liabilities, noncurrent in the consolidated balance sheet, with a discount rate of 4.8% over a 15-year lease term related to this lease. The sale and leaseback obligation matures as follows: $0.8 million in fiscal 2020, remaining; $3.3 million in fiscal 2021; $3.3 million in fiscal 2022; $3.4 million in fiscal 2023; $3.4 million in fiscal 2024; $3.4 million in fiscal 2025 and $34.0 million thereafter.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At third quarter-end 2020 and year-end 2019, the gross accrual for litigation costs amounted to $0.8 million and $9.9 million, respectively. The decrease in the gross accrual from year-end 2019 was due to cash payments made and the liabilities related to our Brazil operations which were sold during 2020.

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At third quarter-end 2020 and year-end 2019, the related insurance receivables amounted to $0.0 million and $4.1 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.0 million to $1.4 million as of third quarter-end 2020. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
18.  Segment Disclosures
Beginning in the third quarter of 2020, the Company adopted a new operating model reflecting the Company's focus on delivering specialty talent solutions. The Company’s new operating segments, which also represent its reporting segments, are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision-maker ("CODM", the Company’s CEO) to determine resource allocation and assess performance. The Company’s five reportable segments, (1) Professional & Industrial, (2) Science, Engineering & Technology, (3) Education, (4) Outsourcing & Consulting, and (5) International, reflect the specialty services the Company provides to customers and represent how the business is organized internally. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
Professional & Industrial specializes in delivering professional and industrial talent to customers including staffing, KellyConnect, and outcome-based solutions in the Americas region. Science, Engineering & Technology delivers both staffing and outcome-based solutions in the specialty areas of science, technology, telecom and engineering primarily in the U.S. and Canada. Education primarily specializes in K-12 substitute teachers and support staff, as well as some early childhood and higher education support, in the Americas region. Outsourcing & Consulting is focused on providing RPO, MSP and PPO solutions in the Americas, Europe and Asia-Pacific regions. International provides talent to customers across all specialties primarily through staffing services within Europe as well as Brazil and Mexico in the Americas region. Our Brazil operations were sold in August 2020 (see Acquisitions and Disposition footnote).
Corporate expenses that directly support the operating units have been allocated to Professional & Industrial, Science, Engineering & Technology, Education, Outsourcing & Consulting, and International based on work effort, volume or, in the absence of a readily available measurement process, proportionately based on gross profit realized. Unallocated corporate expenses include those related to incentive compensation, law and risk management, certain finance and accounting functions, executive management, corporate campus facilities, IT production support, certain legal costs and expenses related to corporate initiatives that do not directly benefit a specific operating segment. Consistent with the information provided to and evaluated by the CODM, the goodwill impairment charge in the first quarter of 2020 is included in Corporate expenses.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the third quarter and September year to date 2020 and 2019 based on the new operating model. Prior year reportable segment results were recast to align with the current presentation. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	Third Quarter		September Year to Date
	2020	2019	2020	2019
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$446.5	$538.0	$1,346.7	$1,668.7
Science, Engineering & Technology	244.0	285.2	761.5	859.7
Education	27.5	57.1	195.1	313.9
Outsourcing & Consulting	87.9	94.4	261.0	282.3
International	232.4	293.4	710.6	893.6

Less: Intersegment revenue	(0.1)	(0.4)	(0.3)	(0.4)

Consolidated Total	$1,038.2	$1,267.7	$3,274.6	$4,017.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2020	2019	2020	2019
	(In millions of dollars)
Earnings (loss) from Operations:

Professional & Industrial gross profit	$77.1	$91.8	$241.1	$291.6
Professional & Industrial SG&A expenses	(65.3)	(77.6)	(210.4)	(246.9)
Professional & Industrial earnings (loss) from operations	11.8	14.2	30.7	44.7

Science, Engineering & Technology gross profit	50.7	58.3	156.0	171.8
Science, Engineering & Technology SG&A expenses	(31.3)	(36.0)	(99.1)	(111.4)
Science, Engineering & Technology earnings (loss) from operations	19.4	22.3	56.9	60.4

Education gross profit	4.1	8.6	28.8	49.9
Education SG&A expenses	(11.6)	(13.8)	(37.7)	(41.5)
Education earnings (loss) from operations	(7.5)	(5.2)	(8.9)	8.4

Outsourcing & Consulting gross profit	29.1	29.5	87.1	90.7
Outsourcing & Consulting SG&A expenses	(25.4)	(29.1)	(79.1)	(90.9)
Outsourcing & Consulting earnings (loss) from operations	3.7	0.4	8.0	(0.2)

International gross profit	30.0	39.5	90.5	119.3
International SG&A expenses	(39.9)	(35.3)	(101.4)	(107.2)
International earnings (loss) from operations	(9.9)	4.2	(10.9)	12.1

Less: Intersegment gross profit	—	—	—	—
Less: Intersegment SG&A expenses	—	—	—	—
Net Intersegment activity	—	—	—	—

Corporate	(19.9)	(18.8)	(178.9)	(56.7)
Consolidated Total	(2.4)	17.1	(103.1)	68.7
Gain (loss) on investment in Persol Holdings	16.8	(39.3)	(31.4)	35.1
Other income (expense), net	(0.7)	(0.2)	3.6	(1.1)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$13.7	$(22.4)	$(130.9)	$102.7

19.  New Accounting Pronouncements

Recently Adopted

In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We adopted this guidance prospectively effective December 30, 2019. In accordance with the standard, we present capitalized implementation costs incurred in a hosting arrangement that is a service contract as other assets on our consolidated balance sheet. This presentation is consistent with the presentation of the prepayment of fees for the hosting arrangement. We recognized $0.3 million of amortization expense for capitalized implementation costs incurred in hosting arrangements September year to date 2020 as a component of SG&A expenses in our consolidated statements of earnings. We recognized $3.6 million of payments for capitalized implementation costs September year to date 2020 in the same manner as payments made for fees associated with the related hosting arrangements as a component of net cash from operating activities in our consolidated statements of cash flows. The Company's cloud computing arrangements are comprised of internal-use software platforms accounted for as service contracts. The Company does not have the ability to take possession of the software without

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
significant penalty nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software.

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

20.  Subsequent Event

In October 2020, management made the decision to begin reducing staffing levels in all segments and Corporate through involuntary terminations. Restructuring charges of approximately $4-$5 million for severance and related benefits to be paid to impacted employees will be recognized as a charge to SG&A expenses in the fourth quarter of 2020.

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

Our Business

Kelly is a talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary and direct-hire basis. At the beginning of the third quarter, we have adopted our new Kelly Operating Model and have realigned our business into five specialty business units which are also our reportable segments.

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused on office, Professional, Light Industrial and Contact Center specialties in the U.S. and Canada, including our KellyConnect product

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, information technology and telecommunications specialties predominately in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries

•Education – delivers staffing and direct-hire services to the K-12, early childhood and higher education market in the U.S., including our recent acquisitions, Teachers On Call and Insight Workforce Solutions

•Outsourcing & Consulting – delivers Master Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Business Process Outsourcing ("BPO") and Advisory Services to customers on a global basis

•International – delivers staffing and direct-hire services in fifteen countries in Europe, as well as Mexico

In addition, we provide staffing services to customers in APAC through PersolKelly Pte. Ltd., our joint venture with Persol Holdings, a leading provider of HR solutions in Japan.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. and was 61 days on a global basis as of the 2020 third quarter end, 58 days as of the 2019 year end and 59 days as of the 2019 third quarter end. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective

Short Term

While far from certain, the impacts of COVID-19 on the global economy, the talent solutions industry, our customers and our talent have become more clear since the beginning of the pandemic. Year-over-year revenue declines have been substantial and recent trends have pointed to a slow recovery in demand. In response to the crisis, in April 2020 we took a series of proactive actions. These actions were designed to reduce spending, minimize layoffs, and bolster the strength and flexibility of Kelly’s finances. These actions include:

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

The actions have generated substantial cost savings and have allowed us the time necessary to assess the variety of impacts the crisis has had on our business. These initial actions were intentionally broad in scope and as we have moved forward our actions are becoming more targeted to the areas of business where demand declines have been more significant and persistent. Actions such as the 10% pay cut, compensation adjustments for senior leaders and temporary furloughs were ended early in the fourth quarter of 2020. The suspension of the Company match to retirement accounts will end in January 2021 and others such as reductions in discretionary spending, capital expenditures and carefully managing staffing levels in non-revenue generating positions will continue. In October 2020, management made the decision to begin reducing staffing levels through involuntary terminations, and restructuring charges of approximately $4-$5 million for severance and related benefits to be paid to impacted employees are expected to be recognized in our fourth quarter results.

Given the level of uncertainty surrounding the duration of the COVID-19 crisis, Kelly’s board also voted to suspend the quarterly dividend until conditions improve and continues to assess future actions with respect to dividend policy.

The impact of the pandemic began in March 2020 with the limitations on public life in the U.S. and the European markets we serve and have continued in the second and third quarters as the effect of the pandemic response has slowed global economic activity. We do expect that there will continue to be a material decline in our year-over-year revenues through the first quarter of 2021 as demand for our services is dampened by reaction to the economic slowdown and by companies and talent concerns related to operating safely during a pandemic. The impact on the revenues of each segment will vary given the differences in pandemic-related measures enacted in each geography, the customer industries served and the skill sets of the talent provided to our customers and their ability to work remotely. We currently expect a gradual return to pre-crisis levels of customer demand, however, the pace of such a return may be delayed by repeated cycles of increased economic activity and a resurgence in infection leading to additional containment measures. While our cost reduction efforts are expected to reduce year-over-year expenses significantly in the fourth quarter, they will not be enough to completely offset declines in revenue and gross profit. As a result, we expect our fourth quarter and full year earnings to decline year-over-year.

In addition, negative market reaction to the COVID-19 crisis in March 2020, including declines in our common stock price, caused our market capitalization to decline significantly. This triggered an interim goodwill impairment test and resulted in a $147.7 million non-cash goodwill impairment charge in the first quarter of 2020.

Moving Forward

While the severity of the economic impacts and their duration cannot be precisely predicted, we believe that the mid-term impacts on how people view, find and conduct work will continue to align with our strategic path.

As a result, we have continued to move forward with our specialization strategy, reinventing our operating model and reorganizing our business into five distinct reporting segments. These specialties represent areas where we see the most robust demand, the most promising growth opportunities, and where we believe we excel in attracting and placing talent. Our new segments also reflect our desire to shift our portfolio toward high-margin, higher-value specialties.

Kelly has done business in these specialties for many years, but our new operating model represents a new approach – one that brings together both staffing and outcome-based pieces of a specialty under a single specialty leader and aggregates assets to accelerate specialty growth and profitability. We believe this new specialty structure will give us greater advantages in the market, and we expect our disciplined focus to deliver profitable growth coming out of the crisis. In addition, we intend to invest in strategic, targeted M&A opportunities in our specialties, while optimizing our portfolio, as demonstrated by the sale of our operations in Brazil during the third quarter.

Faced with market conditions that may temporarily delay our growth efforts, Kelly continues to focus on accelerating the execution of our strategic plan and making necessary investments to advance that strategy.

•We are making strides in our digital transformation journey, building a technology foundation to sustain growth.

•We’re capturing a larger share of voice in the marketplace, using television spots and targeted social media campaigns to re-introduce Kelly to companies, highlight our specialty skills sets, and showcase our refreshed brand.

•We are consistently investing to better understand and support our talent. And we have affirmed our commitment to that talent, recently introducing our five-point Talent Promise and reallocating resources to be solely focused on the temporary worker experience.

•Using our unique position in the middle of the supply and demand equation, we are stepping up with a new platform called Equity@Work to break down long-standing, systemic barriers that make it difficult for many people to secure enriching work. This powerful extension of our Noble Purpose will help more people flow into Kelly’s talent pools, while also helping families, communities and economies thrive.

While the COVID-19 pandemic has resulted in uncertainty in the economy and the labor markets that will affect our near-term financial performance, we have determined long-term measures to gauge our progress, including:

•Revenue growth (both organic and inorganic)

•Gross profit rate improvement

•Conversion rate and EBITDA margin

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
NM ("not meaningful") in the following tables is used in place of percentage changes where: the change is in excess of 500%, the change involves a comparison between earnings and loss amounts, or the comparison amount is zero.
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

Results of Operations
Total Company
(Dollars in millions)

	Third Quarter				September Year to Date
	2020	2019	% Change		2020	2019	% Change
Revenue from services	$1,038.2	$1,267.7	(18.1)%		$3,274.6	$4,017.8	(18.5)%
Gross profit	191.0	227.7	(16.1)		603.5	723.3	(16.6)
SG&A expenses excluding restructuring charges	193.5	210.7	(8.1)		582.6	661.3	(11.9)
Restructuring charges	(0.1)	(0.1)	68.5		8.4	5.6	49.1
Total SG&A expenses	193.4	210.6	(8.2)		591.0	666.9	(11.4)
Goodwill impairment charge	—	—	—		147.7	—	NM
Gain on sale of assets	—	—	—		32.1	12.3	161.6
Earnings (loss) from operations	(2.4)	17.1	NM		(103.1)	68.7	NM
Gain (loss) on investment in Persol Holdings	16.8	(39.3)	NM		(31.4)	35.1	NM
Other income (expense), net	(0.7)	(0.2)	(286.4)		3.6	(1.1)	421.4
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	13.7	(22.4)	NM		(130.9)	102.7	NM
Income tax expense (benefit)	(1.2)	(12.8)	90.9		(36.5)	6.3	NM
Equity in net earnings (loss) of affiliate	1.8	(0.9)	NM		(1.0)	(1.0)	(1.8)
Net earnings (loss)	$16.7	$(10.5)	NM		$(95.4)	$95.4	NM

Gross profit rate	18.4%	18.0%	0.4	pts.	18.4%	18.0%	0.4	pts.
Conversion rate	(1.3)	7.5	(8.8)		(17.1)	9.5	(26.6)

Third Quarter Results

Revenue from services in the third quarter declined in all segments, reflecting the continuing impact of the COVID-19 pandemic and resulting mitigation efforts. These efforts have resulted in a decline in demand for our temporary staffing and permanent placement services across a broad range of industries and geographies. Revenue from staffing services declined 22% compared to the third quarter of 2019. Additionally, permanent placement revenue, which is included in revenue from services, decreased 40% year-over-year as the impact of economic uncertainty depressed full-time hiring in all operating segments. These declines were partially offset by an increase in outcome-based services of 4% as demand from customers utilizing these services increased during the quarter.

Gross profit declined as a result of lower revenue volume, partially offset by an increase in the gross profit rate. The gross profit rate increased 40 basis points from the prior year. The increase in the gross profit rate was due to the impact of lower employee-related costs and improved product mix. This was partially offset by the negative impact of lower permanent placement revenue and unfavorable customer mix. The recovery of demand for temporary staffing services from large customers with lower margins outpaced the recovery for small and medium-sized customers.

Total SG&A expenses decreased 8.2% compared to last year. This decrease reflects lower salaries and benefits costs as a result of temporary expense mitigation actions that were taken in response to the COVID-19 crisis, lower incentive compensation expenses and the benefit of COVID-19 government subsidies related to full-time employees recognized in the third quarter. Included in SG&A expenses in the third quarter of 2020 is a $9.5 million non-cash charge in the International segment related to a customer dispute that resulted in additional uncollectible accounts receivable charges.

The loss from operations for the quarter of $2.4 million reflects a decline from the $17.1 million of earnings from operations in the prior year. Our earnings from operations declined as a result of lower gross profit, partially offset by lower expenses due to cost reduction efforts.

Gain (loss) on investment in Persol Holdings represents the gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate each quarter based on the quoted market price of the Persol Holdings common stock at period end.

Income tax benefit was $1.2 million and $12.8 million for the third quarter of 2020 and 2019, respectively. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in an income tax charge of $5.2 million for the third quarter of 2020 compared to an income tax benefit of $12.1 million for the third quarter of 2019. The change in income taxes also reflects a decline in earnings from operations in the third quarter of 2020.

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

The net earnings for the period of $16.7 million, an increase of $27.2 million from the third quarter of 2019, was due primarily to increased gains of Persol Holdings common stock and a lower effective income tax rate, partially offset by lower earnings from operations.

September Year-to-Date Results
Revenue from services for the first nine months of 2020 declined in all segments, reflecting the impact of COVID-19, and resulting in a decline in demand for our staffing services and permanent placement services across a broad range of industries and geographies. Revenue from staffing services declined 23% compared to last year. Permanent placement revenue, which is included in revenue from services, decreased 38% year-over-year as the impact of economic uncertainty depressed full-time hiring in all operating segments. These declines were partially offset by an increase in outcome-based services of 9% as demand from customers utilizing these services increased during the year.

Gross profit declined as a result of lower revenue volume, partially offset by an increase in the gross profit rate. The gross profit rate increased 40 basis points in comparison to the prior year. With the exception of Education and International, the gross profit rate increased in all other operating segments, primarily reflecting improved product mix and lower employee-related costs. International's gross profit rate was negatively impacted by the decrease in permanent placement revenue. Government subsidies accounted for approximately 20 basis points of the increase for the year.

Total SG&A expenses decreased 11.4% in comparison to the prior year. This decrease was due primarily to lower administrative salaries and performance-based compensation, including additional short-term cost reductions implemented to further align costs with current revenue volume trends. Included in total SG&A expenses are restructuring charges of $8.4 million in the first nine months of 2020. This is related to actions taken to position the Company to adopt the new operating model and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology. Restructuring charges of $5.6 million in the first nine months of 2019 represent severance costs primarily related to U.S. branch-based staffing operations.
During the first nine months of 2020, the negative reaction to the pandemic by the global equity markets also resulted in a decline in the Company's common stock price. This triggered an interim goodwill impairment test, resulting in a $147.7 million goodwill impairment charge in the first quarter of 2020.
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

The loss from operations for the first nine months of 2020 of $103.1 million reflects a decline from the $68.7 million of earnings from operations in the prior year. Our earnings from operations declined as a result of the goodwill impairment charge and lower gross profit, partially offset by the gain on sale of assets and lower expenses due to cost reduction efforts.

Gain (loss) on investment in Persol Holdings represents the gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate based on the quoted market price of the Persol Holdings common stock at period end.

Income tax benefit was $36.5 million and expense was $6.3 million for September year to date 2020 and 2019, respectively. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in an income tax benefit of $9.6 million for September year to date 2020, compared to an income tax charge of $10.7 million for September year to date 2019. September year to date 2020 includes a first quarter tax benefit of $23.0 million on the impairment of goodwill and a second quarter tax benefit of $7.7 million from Brazil outside basis differences. September year to date 2019 includes a net benefit of $10.4 million from valuation allowance changes in the United Kingdom and Germany.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation, and changes in the fair value of the Company’s investment in Persol Holdings, which are treated as discrete since they cannot be estimated. The impairment of goodwill in the first quarter of 2020 and the recording of deferred taxes on Brazil outside basis differences in the second quarter of 2020 were treated as discrete items.

The net loss for the period of $95.4 million, a decrease of $190.8 million from the prior year, was due primarily to lower earnings from operations due to the goodwill impairment charge taken in the first quarter of 2020, combined with increased losses of Persol Holdings common stock, partially offset by the impact of an income tax benefit in comparison to income tax expense last year.

Operating Results By Segment
(Dollars in millions)

	Third Quarter			September Year to Date
	2020	2019	% Change	2020	2019	% Change
	(Dollars in millions)
Revenue from Services:
Professional & Industrial	$446.5	$538.0	(17.0)%	$1,346.7	$1,668.7	(19.3)%
Science, Engineering & Technology	244.0	285.2	(14.4)	761.5	859.7	(11.4)
Education	27.5	57.1	(51.8)	195.1	313.9	(37.8)
Outsourcing & Consulting	87.9	94.4	(7.0)	261.0	282.3	(7.6)
International	232.4	293.4	(20.8)	710.6	893.6	(20.5)
Less: Intersegment revenue	(0.1)	(0.4)	(69.6)	(0.3)	(0.4)	(31.9)
Consolidated Total	$1,038.2	$1,267.7	(18.1)%	$3,274.6	$4,017.8	(18.5)%
Third Quarter Results
Professional & Industrial revenue from services decreased due primarily to decreases in our hours volume in our staffing businesses which continue to be impacted by COVID-19 due to a slow recovery rate. These decreases were partially offset by increased revenue in our outcome-based businesses due to program expansions.

Science, Engineering & Technology revenue from services decreased due to lower hours volume in our staffing business across most specialties due to the continued impact of COVID-19, with the exception of our government staffing business, which has seen increased demand in talent to support life sciences and clinical research.

Education revenue from services decreased due primarily to the impact of COVID-19. School districts delayed starts and when instruction did begin, many districts used a virtual or hybrid instructional style, reducing the typical demand for Education services. These decreases were partially offset by the revenues from the first quarter 2020 acquisition of Insight.

Outsourcing & Consulting revenue from services decreased due primarily to decreases in our PPO, MSP and RPO products due somewhat to COVID-19-related demand impacts as well as lower demand in the Oil and Gas Industry, partially offset by increases in our Career Transitions product.

International revenue from services decreased 20.8% on a reported basis and 21.1% in CC. The decline was primarily due to a decrease in hours volume as COVID-19 disruptions continued across operations in all countries, in particular Portugal and France. Revenue was also impacted following the sale of operations in Brazil in August 2020.

Overall, although COVID-19 related demand declines continued, demand for our services in the third quarter of 2020 in each segment has increased sequentially since the second quarter of 2020.

September Year-to-Date Results

Professional & Industrial revenue from services decreased due primarily to decreases in our hours volume in our staffing businesses which were impacted by COVID-19. These decreases were partially offset by increased revenue in our outcome-based products due to program expansions.

Science, Engineering & Technology revenue from services decreased due to lower hours volume in our staffing business across most products due to the continued impact of COVID-19, with the exception of our government staffing business, which has seen increased demand in life sciences support.

Education revenue from services decreased due to the impact of COVID-19. Temporary school closures, delayed starts and use of virtual or hybrid instructional styles reduced the typical demand for our Education services. These decreases were partially offset by the revenues from the first quarter acquisition of Insight.

Outsourcing & Consulting revenue from services decreased due primarily to decreases in our PPO, MSP and RPO products due somewhat to COVID-19 as well as lower demand in the Oil and Gas Industry.

International revenue from services decreased 20.5% on a reported basis and 18.7% on a CC basis. The decline was primarily due to a decrease in hours volume as COVID-19 disruptions continued across operations in all countries, in particular France, Portugal and the U.K. These decreases were partially offset by increased revenue in Russia, due to higher hours volume combined with higher average bill rates.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter				September Year to Date
	2020	2019	Change		2020	2019	Change
	(Dollars in millions)
Gross Profit:
Professional & Industrial	$77.1	$91.8	(16.1)%		$241.1	$291.6	(17.3)%
Science, Engineering & Technology	50.7	58.3	(13.1)		156.0	171.8	(9.3)
Education	4.1	8.6	(51.1)		28.8	49.9	(42.2)
Outsourcing & Consulting	29.1	29.5	(1.5)		87.1	90.7	(4.0)
International	30.0	39.5	(23.9)		90.5	119.3	(24.1)
Consolidated Total	$191.0	$227.7	(16.1)%		$603.5	$723.3	(16.6)%

Gross Profit Rate:
Professional & Industrial	17.3%	17.1%	0.2	pts.	17.9%	17.5%	0.4	pts.
Science, Engineering & Technology	20.8	20.4	0.4		20.5	20.0	0.5
Education	15.2	15.0	0.2		14.8	15.9	(1.1)
Outsourcing & Consulting	33.1	31.3	1.8		33.4	32.2	1.2
International	12.9	13.5	(0.6)		12.7	13.3	(0.6)
Consolidated Total	18.4%	18.0%	0.4	pts.	18.4%	18.0%	0.4	pts.

Third Quarter Results
Gross Profit for the Professional & Industrial segment declined as the result of lower revenue volume, partially offset by an improved gross profit rate. The gross profit rate increased 20 basis points due to lower employee-related costs coupled with improved product mix, as a greater proportion of the segment revenue came from outcome-based services with higher margins.

The Science, Engineering & Technology gross profit declined as lower revenue volume was partially offset by a higher gross profit rate. The gross profit rate increased 40 basis points due to lower employee-related costs, partially offset by specialty mix.

Gross profit for the Education segment declined as a result of lower revenue volume, partially offset by an improved gross profit rate. The gross profit rate increased 20 basis points due to lower employee-related costs, partially offset by increased pricing pressures.

The Outsourcing & Consulting gross profit declined on lower revenue volume, partially offset by an improved gross profit rate. The gross profit rate increased by 180 basis points due to improved product mix coupled with lower employee-related costs in the PPO product.

International gross profit declined as a result of lower revenue volume and a decline in the gross profit rate. The gross profit rate decreased primarily due to lower permanent placement revenue. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

September Year-to-Date Results

Gross Profit for the Professional & Industrial segment declined as the result of lower revenue volume, partially offset by an improved gross profit rate. The gross profit rate increased 40 basis points due to lower employee-related costs coupled with improved product mix, as a greater proportion of the segment revenue came from outcome-based services with higher margins.

The Science, Engineering & Technology gross profit declined as lower revenue volume was partially offset by a higher gross profit rate. The gross profit rate increased 50 basis points due to lower employee-related costs, partially offset by specialty mix.

Gross profit for the Education segment declined as a result of lower revenue volume, combined with a lower gross profit rate. The Education gross profit rate decreased 110 basis points due to increased pricing pressures, partially offset by lower employee-related costs.

The Outsourcing & Consulting gross profit declined on lower revenue volume, partially offset by an improved gross profit rate. The Outsourcing & Consulting gross profit rate increased 120 basis points due to improved product mix coupled with lower employee-related costs in the PPO product.

International gross profit declined as a result of lower revenue volume and a decline in the gross profit rate. The International gross profit rate decreased primarily due to lower permanent placement revenue.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2020	2019	% Change	2020	2019	% Change
	(Dollars in millions)
SG&A Expenses:
Professional & Industrial	$65.3	$77.6	(15.8)%	$210.4	$246.9	(14.8)%
Science, Engineering & Technology	31.3	36.0	(13.0)	99.1	111.4	(11.1)
Education	11.6	13.8	(15.5)	37.7	41.5	(9.1)
Outsourcing & Consulting	25.4	29.1	(12.7)	79.1	90.9	(13.0)
International	39.9	35.3	13.1	101.4	107.2	(5.4)
Corporate expenses	19.9	18.8	5.3	63.3	69.0	(8.3)
Consolidated Total	$193.4	$210.6	(8.2)%	$591.0	$666.9	(11.4)%

	Third Quarter			September Year to Date
	2020	2019	% Change	2020	2019	% Change
	(Dollars in millions)
Restructuring Charges Included in SG&A Expenses:
Professional & Industrial	$(0.1)	$(0.1)	(24.7)%	$4.3	$5.2	(18.8)%
Science, Engineering & Technology	—	—	—	0.5	0.4	45.2
Education	—	—	—	0.8	—	NM
Outsourcing & Consulting	—	—	—	—	—	—
International	—	—	—	1.1	—	NM
Corporate expenses	—	—	—	1.7	—	NM
Consolidated Total	$(0.1)	$(0.1)	68.5%	$8.4	$5.6	49.1%

Third Quarter Results

Total SG&A expenses in Professional & Industrial decreased 15.8% due primarily to lower salaries and related costs from cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption, coupled with the impact of the restructuring actions taken in the first quarter of this year.

Total SG&A expenses in Science, Engineering & Technology decreased 13.0% due primarily to lower salaries and related costs resulting from the cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption.

Total SG&A expenses in Education decreased 15.5% due primarily to lower salaries and related costs as a result of cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption. This decrease was partially offset by the impact of the acquisition of Insight that took place in the first quarter.

Total SG&A expenses in Outsourcing & Consulting decreased 12.7% due primarily to lower salaries and related costs due to cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption, partially offset by higher performance-based compensation.

Total SG&A expenses in International increased 13.1% due to a specific customer credit loss provision in Mexico as a result of an unfavorable ruling in on-going litigation. The disputed accounts receivable balance relates to services rendered more than five years ago. Excluding this provision, total SG&A expenses decreased 14.0% driven by cost management to contend with the COVID-19 disruption, due primarily to lower salaries, combined with the effect of the sale of operations in Brazil in August 2020.

Corporate expenses increased due to the year-over-year impact of adjustments which lowered performance-based compensation expense in the third quarter of 2019, along with increased rent expense for the headquarters building as a result of the 2020 first quarter sale-leaseback transaction. These increases were partially offset by lower employee salaries and benefits related to COVID-19 cost-saving actions taken.

Subsequent to the end of the third quarter, several temporary expense mitigation actions taken in response to COVID-19 such as furloughs and reductions in compensation for officers and employees in the U.S., were ended in the fourth quarter. Reductions in staffing levels in areas of the business in which the demand declines have been the most severe and pervasive have been initiated.

September Year-to-Date Results

Total SG&A expenses in Professional & Industrial decreased 14.8% due primarily to lower salaries and related costs due to cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption, coupled with the impact of the restructuring actions taken in the first quarter of this year which reduced salaries and related costs and facilities expenses.

Total SG&A expenses in Science, Engineering & Technology decreased 11.1% due primarily to cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption.

Total SG&A expenses in Education decreased 9.1% due primarily to lower salaries and related costs resulting from the cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption. This decrease was partially offset by the impact of the acquisition of Insight that took place in the first quarter.

Total SG&A expenses in Outsourcing & Consulting decreased 13.0% due primarily to lower salaries and related expenses resulting from cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption.

Total SG&A expenses in International decreased 5.4%. Excluding the previously mentioned specific customer credit loss provision in Mexico, total SG&A expenses decreased 14.3% due primarily to lower salaries, driven by cost management to contend with the COVID-19 disruption, combined with lower incentive-based compensation.

Corporate expenses decreased as a result of lower performance-based compensation expense and lower employee salaries and benefits related to COVID-19 cost-saving actions taken. These decreases were partially offset by rent expense for the headquarters building as a result of the 2020 first quarter sale-leaseback transaction.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2020	2019	% Change	2020	2019	% Change
	(Dollars in millions)
Earnings (Loss) from Operations:
Professional & Industrial	$11.8	$14.2	(17.6)%	$30.7	$44.7	(31.4)%
Science, Engineering & Technology	19.4	22.3	(13.2)	56.9	60.4	(5.9)
Education	(7.5)	(5.2)	(43.2)	(8.9)	8.4	NM
Outsourcing & Consulting	3.7	0.4	NM	8.0	(0.2)	NM
International	(9.9)	4.2	NM	(10.9)	12.1	NM
Corporate	(19.9)	(18.8)	(5.3)	(178.9)	(56.7)	(215.1)
Consolidated Total	$(2.4)	$17.1	NM	$(103.1)	$68.7	NM

Third Quarter Results
Professional & Industrial reported earnings of $11.8 million for the quarter, a 17.6% decrease from a year ago. The decrease in earnings was primarily due to the impact of COVID-19 on our staffing operations, partially offset by increases in our outcome-based products and the cost management initiatives taken to mitigate the impact of the pandemic on our operations.

Science, Engineering & Technology reported earnings of $19.4 million for the quarter, a 13.2% decrease from a year ago. The decrease in earnings was primarily due to the impact of COVID-19 on our operations, partially offset by the cost management initiatives taken to mitigate its impact.

Education reported a loss of $7.5 million for the quarter, a 43.2% increase from a year ago. The increased loss was primarily due to the impact of COVID-19 on our operations, partially offset by the cost management initiatives taken to mitigate its impact.

Outsourcing & Consulting reported earnings of $3.7 million for the quarter, a $3.3 million increase over a year ago. The increase in earnings was primarily due to the impact of the cost management initiatives taken to mitigate the impact of COVID-19 as well as improved product mix.

International reported a loss for the quarter, driven by a specific customer provision in Mexico. Excluding this effect, the loss was $0.4 million, as the cost management actions only partially offset the lower revenues due to the COVID-19 impact on operations.

September Year-to-Date Results
Professional & Industrial reported earnings of $30.7 million, a 31.4% decrease from a year ago. The decrease in earnings was primarily due to the impact of COVID-19 on our staffing operations, partially offset by increases in our outcome-based products and the cost management initiatives taken to mitigate the impact of the pandemic on our operations.

Science, Engineering & Technology reported earnings of $56.9 million, a 5.9% decrease from a year ago. The decrease in earnings was primarily due to the impact of COVID-19 on our operations, partially offset by the cost management initiatives taken to mitigate its impact.

Education reported a loss of $8.9 million. The year-to-date loss is due to the impact of COVID-19 on our revenue, partially offset by the cost management initiatives taken to mitigate its impact.

Outsourcing & Consulting reported earnings of $8.0 million, an $8.2 million increase over a year ago. The increase in earnings was primarily due to the impact of the cost management initiatives taken to mitigate the impact of COVID-19 as well as improved product mix.

International reported a loss on a year-to-date basis, largely driven by a specific customer provision in Mexico. Excluding this effect, the loss was $1.4 million, as the cost management actions only partially offset the lower revenues due to the COVID-19 impact on operations.

Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. Since receipts from customers generally lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. The impact of the current economic slow-down resulting from the COVID-19 crisis began in March 2020 and continued during the third quarter. Consistent with our historical results, the impact of the current economic conditions resulted in declines in working capital requirements, primarily trade accounts receivable, and increases in cash flows from operations as revenues slowed.
As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $254.4 million at the end of the third quarter of 2020 and $31.0 million at year-end 2019. As further described below, we generated $216.5 million of cash from operating activities, generated $10.3 million of cash from investing activities and used $6.8 million of cash for financing activities.
Operating Activities
In the first nine months of 2020, we generated $216.5 million of net cash from operating activities, as compared to generating $74.2 million in the first nine months of 2019. This change was due to reduced working capital requirements as revenues slowed. In addition, the Company deferred $75.7 million of tax payments as allowed by COVID-19 economic relief in several jurisdictions. In the second quarter of 2020, the Company also monetized wage subsidy receivables outside the U.S. for $16.9 million in cash.
Trade accounts receivable totaled $1.1 billion at the end of the third quarter of 2020. Global DSO was 61 days at the end of the third quarter of 2020 and 59 days at the end of the third quarter of 2019. The increase of two days was due to certain customers taking advantage of full payment terms, along with a shift in customer mix to larger customers with longer payment terms.
Our working capital position (total current assets less total current liabilities) was $634.5 million at the end of the third quarter of 2020, an increase of $112.9 million from year-end 2019. Excluding additional cash, working capital declined $109.5 million from year-end 2019. The current ratio (total current assets divided by total current liabilities) was 1.8 at the end of the third quarter of 2020 and 1.6 at year-end 2019.
Investing Activities
In the first nine months of 2020, we generated $10.3 million of cash from investing activities, as compared to using $88.8 million in the first nine months of 2019. Included in cash from investing activities in the first nine months of 2020 is $55.5 million of proceeds representing the cash received, net of transaction expenses, for the sale of three headquarters properties as a part of a sale and leaseback transaction. This was partially offset by $36.4 million of cash used for the acquisition of Insight in January 2020, net of the cash received and including working capital adjustments. Included in cash used for investing activities in the first nine months of 2019 is $50.8 million for the acquisition of NextGen in January 2019, net of the cash received, and $35.6 million for the acquisition of GTA in January 2019, net of the cash received. These amounts were partially offset by proceeds of $13.8 million primarily from the sale of unused land.
Financing Activities
In the first nine months of 2020, we used $6.8 million of cash for financing activities, as compared to generating $3.6 million in the first nine months of 2019. The change in cash used in financing activities was primarily related to the year-over-year change in short-term borrowing activities. Debt totaled $0.5 million at the end of the third quarter of 2020 and was $1.9 million at year-end 2019. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the third quarter of 2020 and 0.1% at year-end 2019.

The change in short-term borrowings in the first nine months of 2020 was primarily due to payments on local lines of credit. The change in short-term borrowings in the first nine months of 2019 was primarily due to borrowings on our securitization facility.
We made dividend payments of $3.0 million in the first nine months of 2020 and $8.9 million in the first nine months of 2019.
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
Contractual Obligations and Commercial Commitments
There were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K, with the exception of the sale and leaseback of the main headquarters building and the indemnification agreement related to the sale of our Brazil operations. Details of the lease payments by year are disclosed in the Leases footnote in the Notes to Consolidated Financial Statements in this Form 10-Q filing. Details of the indemnification agreement are disclosed in the Acquisitions and Disposition footnote and the Fair Value Measurements footnote in the Notes to the Consolidated Financial Statements in this Form 10-Q filing. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include asset-based lending or additional bank facilities. During 2020, cash generated from operations will continue to be supplemented by recent enactment of laws providing COVID-19 relief, most notably the Coronavirus Aid, Relief, and Economic Security Act which allows for the deferral of payments of the Company's U.S. social security taxes. Such deferrals are required to be repaid in 2021 and 2022.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2020 third quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

As of the end of the third quarter of 2020, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $96.8 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.2 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the third quarter of 2020, we met the debt covenants related to our revolving credit facility and securitization facility.

We have historically managed our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. As cash flows generated from operations through the third quarter of 2020 have been higher than our historical results and uncertainty remains surrounding the duration of the

COVID-19 crisis, we anticipate maintaining a higher level of cash than our prior practice. We do believe that we may begin to utilize a portion of our existing cash balances to fund working capital requirements over the next several quarters if demand for our services continues to increase.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2020 third quarter earnings.
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
The outbreak of the novel coronavirus across the globe continues to negatively impact the economies and general welfare in the countries in which we operate. As the pandemic continues, we have maintained our focus on the health and safety of our employees, contractors, customers, and suppliers around the world. Our emergency management team continues to track the impact of COVID-19, implement health and safety measures across our various business lines, and develop plans for safely continuing operations in the event of an extended duration of the pandemic.

The demand for staffing services is significantly affected by general economic conditions. The economic downturn and uncertainties related to the duration of the COVID-19 pandemic had and is expected to continue to have an adverse impact on the staffing industry and the Company’s ability to forecast its financial performance. Containment and mitigation measures taken to combat the spread of COVID-19, including travel bans, quarantines, shelter-in-place orders, temporary shutdowns, and social distancing and other health and safety precautions, have decreased customer demand for staffing services, specifically in our education business unit where many school districts have remained closed for physical instruction since March 2020. The disruptions in on-site instruction and the uncertainties related to the deployment of services via virtual and hybrid education models may continue to materially impact the Company’s financial performance. We continue to assess and address the impact of COVID-19 on the financial viability of third parties on which we rely to provide staffing services or manage critical business functions.

The COVID-19 outbreak and related containment and mitigation efforts resulted in a substantial decline in our revenues. We expect that the revenue decline will continue in the future until demand for our services recovers. We are not able to predict the timing or the extent of the recovery. In the second quarter, we took a number of cost management actions to address declines in our revenues and adverse business conditions. Certain actions, such as reducing officer and employee compensation and furloughing and redeploying employees, ended in the fourth quarter. Other actions taken, including reducing full-time employee staffing levels, reducing discretionary expenses and projects, enacting certain hiring freezes and suspending dividends payable on our common stock, continue. There can be no assurance that these actions will be adequate, and further actions may be required in the future. Due to uncertainty regarding the sufficiency of the containment and mitigation measures to combat the COVID-19 outbreak and the duration of their implementation, coupled with the unknown timeline for development of COVID-19 treatments or vaccines, the extent or the duration of the impact on our business, financial condition, ability to meet financial covenants and restrictions in our debt facilities, and results of operations cannot be predicted with certainty, however, such impacts could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2020, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
June 29, 2020 through August 2, 2020	167	$15.56	—	$—

August 3, 2020 through August 30, 2020	1,618	17.13	—	$—

August 31, 2020 through September 27, 2020	210	16.87	—	$—

Total	1,995	$16.97	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 1,995 shares were reacquired in transactions during the quarter.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 48 of this filing.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
14	Code of Business Conduct and Ethics, revised August 2020.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 5, 2020

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2020

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)