Form 10-K
period 2021-01-03
KELLY SERVICES INC
filed 2021-02-18
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $524.3 million.

Registrant had 35,929,080 shares of Class A and 3,372,521 of Class B common stock, par value $1.00, outstanding as of February 08, 2021.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2021 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

Founded by William Russell Kelly in 1946, Kelly Services® pioneered an industry that connects people to work in ways that enrich their lives. Our inception helped usher in and embolden a workforce of women, opening doors and creating completely new opportunities. As work evolved, Kelly equipped people with skills to master the technologies of the day: launching the first-of-its-kind online learning center for scientists; creating testing and training packages for breakthrough office programs; and launching skill builders that aligned with new light industrial protocols. With each advance, Kelly empowered people to meet the needs of the marketplace, and enabled companies to access skilled talent to move their businesses forward.

As work has evolved so has Kelly's range of solutions, growing over the years to reflect the changing needs of businesses and the desires and lifestyles of talent. We have progressed from a traditional office staffing business to a creative, insightful and agile talent company delivering expertise in a portfolio of specialty services. In line with customer demand, we are increasingly delivering a variety of outcome-based services in which we provide specialized talent and operational management of functions and departments on behalf of our customers.

We rank as one of the world’s largest scientific and clinical staffing providers and place talent at various levels in engineering, IT and finance. We are also the leading provider in the K-12 educational staffing market in the U.S., while also providing talent in early childhood education, non-instructional roles and adjunct professors. These services complement our expertise in professional office services, contact center, light industrial and electronic assembly staffing. As work has evolved and talent management has become more complex, we have also developed innovative solutions to help many of the world’s largest companies plan for and manage their workforce through recruitment outsourcing, payroll processing, talent advisory, career transition and supplier management services.

Geographic Breadth of Services

Headquartered in the United States, Kelly provides workforce solutions to a diverse group of customers in the Americas, Europe and the Asia-Pacific regions. Our customer base spans a variety of industries and includes 75 of the Fortune 100™ companies.

In 2020, we assigned nearly 370,000 temporary employees to a variety of customers around the globe.

Description of Business Segments

Kelly is a specialty talent solutions company serving customers of all sizes in a variety of industries. In 2020, Kelly implemented a new operating model and realigned its business into five specialty business units which are also our reportable segments.

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect product

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, information technology and telecommunications specialties predominately in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries

•Education – delivers staffing, direct-hire and executive search services to the K-12, early childhood and higher education markets in the U.S., and includes several acquisitions: Teachers On Call, Insight Workforce Solutions and Greenwood/Asher & Associates

•Outsourcing & Consulting – delivers Managed Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Payroll Process Outsourcing ("PPO") and Talent Advisory Services to customers on a global basis

•International – delivers staffing and direct-hire services in 15 countries in Europe, as well as Mexico

In addition, we provide staffing services to customers in the Asia-Pacific region through PersolKelly Pte. Ltd., our joint venture with Persol Asia Pacific Pte. Ltd., a wholly owned subsidiary of Persol Holdings, a leading provider of HR solutions in Japan.

Kelly’s new operating structure enables the Company to focus on specialties with robust demand, promising growth opportunities, and areas in which Kelly excels in attracting and placing talent.

Financial information regarding our reportable segments is included in the Segment Disclosures footnote in the notes to our consolidated financial statements presented in Part II, Item 8 of this report.

Business Objectives

By connecting our customers with qualified talent in an ever-evolving world of work, Kelly has a positive impact on the people, businesses and communities we serve. As a destination for top talent and a strategic business partner for our customers, we continue to adopt innovative business practices and forward-looking technologies that drive success in a dynamic market. With more than one-third of the world’s workforce now participating as independent workers, we help companies adopt strategies that recognize and utilize contingent labor, consultants and project-based work as tools to their ongoing success.

We’re also using our position in the middle of the talent supply and demand equation to challenge outdated barriers that hold back far too many people from attaining meaningful work, supporting their families and contributing to the economy. In 2020, Kelly launched its Equity@Work platform, which seeks to upend systemic barriers to employment and make the U.S. labor market more equitable and accessible for more people.

Business Operations

Service Marks

We own numerous service marks that are registered with the United States Patent and Trademark Office, the European Union Intellectual Property Office and numerous individual country trademark offices.

Seasonality

Our quarterly operating results are affected by the seasonality of our customers’ businesses which impact the demand for our services. With the exception of our Education operating segment, demand for our services historically has been lower during the first quarter, and typically increases during the remainder of the year. Our Education operating segment generally has its lowest revenue in the third quarter in line with schools’ summer break.

Working Capital

Our working capital requirements are primarily generated from employee payroll which is generally paid weekly or monthly and customer accounts receivable which is generally outstanding for longer periods, with days sales outstanding ("DSO") of 64 days as of January 3, 2021. Since receipts from customers lag payroll payments to temporary employees, working capital requirements increase and operating cash flows decrease substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease and operating cash flows increase. Such increases dissipate over time if the economic downturn continues for an extended period.

Customers

Kelly’s client portfolio spans companies of all sizes, ranging from local and mid-sized businesses to the Fortune 500. In 2020, an estimated 53% of total company revenue was attributed to our largest 100 customers. Our largest single customer accounted for approximately five percent of total revenue in 2020.

Government Contracts

Although we conduct business under various federal, state, and local government contracts, no one contract represents more than four percent of total company revenue in 2020.

Competition

The worldwide workforce solutions industry is competitive and highly fragmented. In the United States, we compete with other firms that operate nationally and offer a breadth of service similar to ours, and with thousands of smaller regional or specialized companies that compete in varying degrees. Outside the United States, we face similar competition. In 2020, our largest competitors were Randstad, Adecco Group, ManpowerGroup Inc., Recruit Holdings and Allegis Group.

Key factors that influence our success are quality of service, price and breadth of service, including our ability to manage staffing suppliers.

Quality of service is highly dependent on the availability of qualified, competent talent, and our ability to promptly and effectively recruit, screen, train, retain and manage a pool of employees who match the skills required by our customers. We must balance competitive pricing pressures, which may intensify during an economic downturn, with the need to attract and retain a qualified workforce. Price competition in the staffing industry is intense, particularly for education, office clerical and light industrial personnel, and pricing pressure from customers and competitors continues to be significant.

The ability to manage staffing suppliers has become more critical as customers seek a single supplier to manage all of their demand for contingent talent. Kelly’s talent supply chain management approach seeks to address this requirement for our larger customers, enabling us to deliver talent wherever and whenever they need it around the world.

Corporate Sustainability

Kelly is committed to the highest standards of corporate citizenship. Given the worldwide reach of our workers, clients, suppliers, and partners, we recognize the global impact of our business practices and the importance of public accountability.

We continue to advocate on behalf of the global workforce, improve our workplaces, contribute to the communities we serve, and ensure our actions are socially, ethically, and environmentally responsible.

Regulation

Our services are subject to a variety of complex federal and state laws and regulations. We continuously monitor legislation and regulatory changes for their potential effect on our business. We invest in technology and process improvements to implement required changes while minimizing the impact on our operating efficiency and effectiveness. Regulatory cost increases are passed through to our clients to the fullest extent possible. As a service business, we are not materially impacted by federal, state, or local laws that regulate the discharge of materials into the environment.

Human Capital

We are a talent solutions company dedicated to connecting people to work in ways that enrich their lives and our employees are critical to achieving this noble purpose. In order to compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we attract and retain experienced internal employees, as well as talent to work for our customers. As part of these efforts, we strive to offer competitive total rewards programs, foster an inclusive and diverse environment, and give employees the opportunity to give back to their communities and make a social impact.

First and foremost, the success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees and talent. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees and talent, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our internal employees work from home, while implementing additional safety measures for employees and talent continuing critical on-site work.

Internal Employees

As of January 3, 2021, we employed approximately 1,000 staff members at our corporate headquarters in Troy, Michigan, approximately 3,300 staff members in other locations in the United States and an additional 2,800 in our international locations. While our retention of employees improved year over year, it still lags our comparable external benchmarks. Our retention rates for employees identified as High Performing and High Potential align with our comparable external benchmark.

Compensation and Benefits. Kelly is committed to providing competitive, equitable and fiscally responsible total rewards programs to our employees.  Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide employees with competitive compensation opportunities, with strong pay for performance linkages that include a mix of base salary, short-term incentives and, in the case of our more senior employees, long-term equity awards. We believe that our programs provide fair and competitive opportunities that align employee and stockholder interests. In addition to cash and equity compensation, we also offer employees competitive benefits such as life and health (medical, dental and vision) insurance, paid time off, wellness benefits, and defined contribution retirement plans.  Pay and benefits programs provided to our international employees are in line with competitive local practice.

Inclusion and Diversity. Since 1947, our founder fought to increase access to work for women and we’ve long been an outspoken advocate for the value temporary and independent workers bring to the workplace. We are committed to fostering an inclusive and diverse workforce.  For example, a significant majority of Kelly's U.S. workforce is female, including a majority of director and above roles. We believe an inclusive environment with diverse teams creates a workplace that is conducive to producing more creative solutions, results in better, more innovative products and services and presents Kelly as a workplace leader, aiding our ability to attract and retain key talent. We are focused on fostering a culture of belonging, where everyone feels welcomed and respected and can thrive as we work together.

Community Involvement. We consider sustainability to be a guiding principle in strengthening the relationship with our global workforce, suppliers and customers. Through our programs and initiatives, we seek to contribute to improving the quality of life of our employees, their families, as well as the communities in which they operate. Designed on the concept of social investment, our approach ensures the creation of future development capacities instead of aiding on isolated occasions. We support initiatives where our employees can actively engage in the causes they believe in that are also connected to our sustainability strategy. Through our Equity@Work platform, we are living our commitment to ensure equitable access to work and growth for all by creating alliances with like-minded companies, policy groups and institutions to positively impact the way companies hire, advance and help more people thrive.

For more information on our diversity and inclusion and community involvement initiatives, please see our Corporate Responsibility report which is available at kellyservices.com.

Talent

In addition to our internal employees, Kelly recruits talent on behalf of our customers on a global basis.  In 2020, we placed nearly 370,000 individuals in positions with our customers.  In all of these instances, Kelly remains the employer of record for all talent working at our customer locations.  This means that we retain responsibility for all assignments, wages, benefits, workers’ compensation insurance, and the employers’ share of applicable payroll taxes as well as the administration of the employees' share of these taxes.  We also offer our Kelly talent access to competitive health and benefit programs while they are working with us.

Foreign Operations

For information regarding sales, earnings from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in the Segment Disclosures footnote in the notes to our consolidated financial statements, presented in Part II, Item 8 of this report.

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

ITEM 1A. RISK FACTORS.

Risks Related to Macroeconomic Conditions

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

The outbreak of the novel coronavirus across the globe continues to negatively impact the economies and general welfare in the countries in which we operate, as well as in the countries in which demand for our customers' goods and services are created. As the pandemic continues, we have maintained our focus on the health and safety of our employees, contractors, customers, and suppliers around the world. Our emergency management team continues to track the impact of COVID-19, including the deployment of vaccines, implementation of health and safety measures across our various business segments, and development of plans for safely continuing operations during the pandemic.

The demand for staffing services is significantly affected by general economic conditions. The economic downturn and uncertainties related to the duration of the COVID-19 pandemic have had and are expected to have an adverse impact on the staffing industry and the Company’s ability to forecast its financial performance. Containment and mitigation measures taken to combat the spread of COVID-19, including travel bans, quarantines, shelter-in-place orders, temporary shutdowns, social distancing, and other health and safety precautions have decreased customer demand for staffing services, especially in our Education segment where many school districts have remained closed or partially closed for physical instruction since March 2020. The disruptions in on-site instruction and the uncertainties related to the deployment of services via virtual and hybrid education models and the timing of vaccine availability, may continue to materially impact the Company’s financial performance. We continue to assess and address the impact of COVID-19 on the financial viability of third parties on which we rely to provide staffing services or manage critical business functions.

The COVID-19 outbreak and related containment and mitigation efforts resulted in a substantial decline in our revenues. We expect that the revenue decline will continue in the future until demand for our services recovers. We are not able to predict the timing or the extent of the recovery. Business decisions by customers made in response to the COVID-19 pandemic, including automation, social distancing, and remote work, if sustained in a post-pandemic business environment, could negatively impact customer demand for our services.

In the second quarter, we took a number of cost management actions to address declines in our revenues and adverse business conditions. Certain actions, such as reducing officer and employee compensation and furloughing and redeploying employees, ended in the fourth quarter. Other actions taken, including reducing full-time employee staffing levels, reducing discretionary expenses and projects, enacting certain hiring freezes and suspending dividends payable on our common stock, continue. There can be no assurance that these actions will be adequate, and further actions may be required in the future. Due to uncertainty regarding the sufficiency of the containment and mitigation measures to combat the COVID-19 outbreak and the duration of their implementation, coupled with the unknown timeline for effective deployment of COVID-19 vaccines to a large portion of the workforce, the extent or the duration of the impact on our business, financial condition, ability to meet financial covenants and restrictions in our debt facilities, and results of operations cannot be predicted with certainty, however, such impacts could be material.

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

Risks Related to our Industry Segment

We operate in a highly competitive industry with low barriers to entry and may be unable to compete successfully against existing or new competitors.

The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing and consulting companies. Randstad, Adecco Group, ManpowerGroup Inc., Recruit Holdings and Allegis Group, are considerably larger than we are and have more substantial marketing and financial resources. Additionally, the emergence of online staffing platforms or other forms of disintermediation may pose a competitive threat to our services, which operate under a more traditional staffing business model. Price competition in the staffing industry is intense, particularly for the provision of office clerical, light industrial and education personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

Technological advances may significantly disrupt the labor market and weaken demand for human capital.

Our success is directly dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence, and other technological advances outside of our control. This trend poses a risk to the staffing industry, particularly in lower-skill job categories that may be more susceptible to such replacement. If we are unsuccessful in responding to this potential shift in customer demand due to advancing technology it could have a material adverse effect on our results of operations and financial condition.

Competition rules arising from government legislation, litigation or regulatory activity may limit how we structure and market our services.

As a leading staffing and recruiting company, we are closely scrutinized by government agencies under U.S. and foreign competition laws. An increasing number of governments are regulating competition law activities, leading to increased scrutiny. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct.

The European Commission and its various competition authorities have targeted industry trade associations in which we participate. Any government regulatory actions may hamper our ability to provide the cost-effective benefits to consumers and businesses, reducing the attractiveness of our services and the revenues that come from them. New competition law actions could be initiated. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

We may have additional tax liabilities that exceed our estimates.

We are subject to a multitude of federal, state, local, and foreign taxes in the jurisdictions we operate in, including the tax provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of

2010. Our tax expense could be materially impacted by changes in tax laws in these jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in the mix of income by country. The overall size of our workforce and visibility of our industry may make it more likely we become a target of government investigations, and we are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.

Risks Related to Strategy and Execution

Our future performance depends on the Company’s effective execution of our business strategy.

The performance of the Company’s business is dependent on our ability to effectively execute our growth strategy. Our strategy includes targeted investments in select specialty areas, focusing on growth platforms and implementation of a robust operating model to bridge our strategy to execution. If we are unsuccessful in executing our strategy, we may not achieve either our stated goal of revenue growth or the intended productivity improvements, which could negatively impact profitability. Even if effectively executed, our strategy may be insufficient considering changes in market conditions, technology, competitive pressures or other external factors.

If we fail to successfully develop new service offerings, we may be unable to retain and acquire customers, resulting in a decline in revenues.

The Company’s successful execution of our growth strategy requires that we match evolving customer expectations with evolving service offerings. The development of new service offerings requires accurate anticipation of customer needs and emerging technology trends. We must make long-term investments in our information technology infrastructure and commit resources to development efforts before knowing whether these investments will result in service offerings that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new service offerings or do not successfully deliver new service offerings, our competitive position could weaken, causing a material adverse effect on our results of operations and financial condition.

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

Our business with large customer accounts reflects a market-driven shift in buying behaviors in which reliance on a small number of staffing partners has shifted to reliance upon a network of talent providers. The movement from single-sourced to competitively sourced staffing contracts may also substantially reduce our future revenues from such customers. While Kelly has sought to address this trend, including providing Contingent Workforce Outsourcing ("CWO") services within our Outsourcing & Consulting ("OCG") segment, we may not be selected or retained as the CWO service provider by our large customers. This may result in a material decrease in the revenue we derive from providing staffing services to such customers. In addition, revenues may be materially impacted from our decision to exit customers due to pricing pressure or other business factors.

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

Our success depends, in part, on the goodwill associated with our brand. Because we assign employees to work under the direction and supervision of our customer at work locations not under Kelly’s control, we are at risk of our employees engaging in unauthorized conduct that could harm our reputation. Our Education segment is particularly susceptible to this exposure. Any incident, act or omission that damages Kelly’s reputation could cause the loss of current and future customers, additional regulatory scrutiny and liability to third parties, which could negatively impact profitability.

As we increasingly offer services outside the realm of traditional staffing, including business process outsourcing and services intended to connect talent to independent work, we are exposed to additional risks which could have a material adverse effect on our business.

Our business strategy focuses on driving profitable growth in key specialty areas, including through business process outsourcing arrangements, where we provide operational management of our customers’ non-core functions or departments. This could expose us to certain risks unique to that business, including product liability or product recalls. As the nature of work changes, we deliver services that connect talent to independent work with our customers and expose the Company to risks of misclassifying workers, which could result in regulatory audits and penalties. Although we have internal vetting processes intended to control such risks, there is no assurance that these processes will be effective or that we will be able to identify these potential risks in a timely manner. Our specialties also include professional engineering services where design, construction or systems failures and project delays can result in substantial injury or damages. We attempt to mitigate and transfer such risks through contractual arrangements with our customers; however, these services may give rise to liability claims and litigation. While we maintain insurance in types and amounts we believe are appropriate for the contemplated risks, there is no assurance that such insurance coverage will remain available on reasonable terms or be sufficient in amount or scope.

We are increasingly dependent on third parties for the execution of critical functions.

We rely on third parties to support critical functions within our operations, including portions of our technology infrastructure, vendor management, customer relationship management, and applicant tracking systems. If we are unable to contract with third parties having the specialized skills needed to support our growth strategies or integrate their products and services with our business, or if they fail to meet our performance requirements, the results of operations could be adversely impacted. We also rely on supplier partnerships to deliver our services to customers in certain territories. If our suppliers fail to meet our standards and expectations or are unfavorably regarded by our customers, our ability to discontinue the relationship may be limited and could result in reputational damage, customer loss, and adversely affect our results of operations. For example, in the Asia-Pacific region, we rely on third parties and partners to provide certain back office and administrative services to our operations in that region. The failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs.

Our information technology strategy may not yield its intended results.

Our information technology strategy includes improvements to our applicant onboarding and tracking systems, order management, and improvements to financial processes such as billing and accounts payable through system consolidation and upgrades. We do not use a single enterprise resource planning system, which limits our ability to react to evolving technology and customer expectations and increases the amount of investment and effort necessary to provide global service integration to our customers. Although the technology strategy is intended to increase productivity and operating efficiencies, these initiatives may not yield their intended results. Any delays in completing, or an inability to successfully complete, these technology initiatives or an inability to achieve the anticipated efficiencies could adversely affect our operations, liquidity and financial condition. Some of the initiatives are dependent on the products and services of third party vendors. If our vendors are unable to provide these services, or fail to meet our standards and expectations, we could experience business interruptions or data loss which could have a material adverse effect on our business, financial condition and results of operations.

Past and future acquisitions may not be successful.

As a part of our growth strategy, we continue to monitor the market for acquisition targets to bolster our inorganic growth aspirations. Acquisitions involve a number of risks, including the diversion of management’s attention from its existing operations, the failure to retain key personnel or customers of an acquired business, the failure to realize anticipated benefits such as cost savings and revenue enhancements, potential substantial transaction costs associated with acquisitions, the assumption of unknown liabilities of the acquired business and the inability to successfully integrate the business into our operations. There can be no assurance that any past or future acquired businesses will generate anticipated revenues or earnings.

Further, acquisitions result in goodwill and intangible assets which have the risk of impairment if the future operating results and cash flows of such acquisitions are lower than our initial estimates. In the event that we determine that there is an impairment, we may be required to record a significant non-cash charge to earnings that could adversely affect our results of operations.

Investments in equity affiliates expose us to additional risks and uncertainties.

We participate, or may participate in the future, in certain investments in equity affiliates, such as joint ventures or other equity method investments with strategic partners, including PersolKelly Pte. Ltd. These arrangements expose us to a number of risks, including the risk that the management of the combined venture may not be able to fulfill their performance obligations under the management agreements or that the joint venture parties may be incapable of providing the required financial support. Additionally, improper, illegal or unethical actions by the venture management could have a negative impact on the reputation of the venture and our Company.

Further, equity method investments, including our investment in PersolKelly Pte. Ltd., are reviewed for indicators of impairment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of equity method investments. In the event that we determine that there is an impairment, we may be required to record a significant non-cash charge to earnings that could adversely affect our results of operations.

Risks Related to Operating a Global Enterprise

We conduct a significant portion of our operations outside of the United States and we are subject to risks relating to our international business activities, including fluctuations in currency exchange rates and numerous legal and regulatory requirements.

We conduct our business in major staffing markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:

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

Risks Related to Human Capital

We depend on our ability to attract, develop and retain qualified permanent full-time employees.

As we aim to expand the number of clients utilizing our higher margin specialty solutions in support of our growth strategy, we are highly reliant on individuals who possess specialized knowledge and skills to lead related specialty solutions and operations. There can be no assurance that qualified personnel will continue to be available. Competition for individuals with proven specialized knowledge and skills is intense, and demand for these individuals is expected to remain strong in the foreseeable future. Our success is dependent on our ability to attract, develop and retain these employees.

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

Risks Related to Cyber Security and Data Privacy

Damage to our key data centers could affect our ability to sustain critical business applications.

Many business processes critical to our continued operation are hosted in outsourced facilities in America and Europe. Certain other processes are hosted at our corporate headquarters complex or occur in cloud-based computer environments. These critical processes include, but are not limited to, payroll, customer reporting, and order management. Although we have taken steps to protect all such instances by establishing robust data backup and disaster recovery capabilities, the loss of these data centers or access to the cloud-based environments could create a substantial risk of business interruption which could have a material adverse effect on our business, financial condition and results of operations.

A failure to maintain the privacy of information entrusted to us could have significant adverse consequences.

In the normal course of business we control, process, or have access to personal information regarding our own employees or employment candidates, as well as that of many of our customers or managed suppliers. Information concerning these individuals may also reside in systems controlled by third parties for purposes such as employee benefits and payroll administration. The legal and regulatory environment concerning data privacy is becoming more complex and challenging, and the potential consequences of non-compliance have become more severe. Changes in the regulatory environment, such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, impose additional compliance requirements related to the collection, use, processing, transfer, disclosure, and retention of personal information, which can increase operating costs and resources to accomplish. Any failure to abide by these regulations or to protect such personal information from inappropriate access or disclosure, whether through social engineering or by accident or other cause, could have severe consequences including fines, litigation, regulatory sanctions, reputational damage, and loss of customers or employees. Although we have a program designed to preserve the privacy of the personal data that we control or process, as well as personal data that we entrust to third parties, there can be no assurance that our program will meet all current and future regulatory requirements, anticipate all potential methods of unauthorized access, or prevent all inappropriate disclosures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

Cyberattacks or other breaches of network or information technology security could have an adverse effect on our systems, services, reputation and financial results.

We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit, and store electronic information and to manage or support a variety of critical business processes and activities. Our networks and applications are increasingly accessed from locations and by devices not within our physical control, and the specifics of our technology systems and networks may vary by geographic region. In the course of ordinary business, we may store or process proprietary or confidential information concerning our business and financial performance and current, past or prospective employees, customers, vendors and managed suppliers. The secure and consistent operation of these systems, networks and processes is critical to our business operations. Moreover, our temporary employees may be exposed to, or have access to, similar information in the course of their customer assignments. We routinely experience cyberattacks, which may include the use or attempted use of malware, ransomware, computer viruses, phishing, social engineering schemes and other means of attempted disruption or unauthorized access. Additionally, the rapid pace of change in information security and cyber security threats could result in a heightened threat level for us or companies in our industry with little notice. Our relationships with third parties, including suppliers we manage, customers, and vendors creates potential avenues for malicious actors to initiate a supply chain attack. Even in instances where we are not a target of a malicious actor, we could be exposed to risk due to our relationships and business processes with these third parties.

The actions we take to reduce the risk of impairments to our operations or systems and breaches of confidential or proprietary data may not be sufficient to prevent or repel future cyber events or other impairments of our networks or information technologies. An event involving the destruction, modification, accidental or unauthorized release, or theft of sensitive information from systems related to our business, or an attack that results in damage to or unavailability of our key technology systems or those of critical vendors (e.g., ransomware), could result in damage to our reputation, fines, regulatory sanctions or interventions, contractual or financial liabilities, additional compliance and remediation costs, loss of employees or customers, loss of payment card network privileges, operational disruptions and other forms of costs, losses or reimbursements, any of which could materially adversely affect our operations or financial condition. Our cyber security and business continuity plans, and those of our third parties with whom we do business, may not be effective in anticipating, preventing and effectively responding to all potential cyber risk exposures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

Risks Related to Our Capital Structure

Our controlling stockholder exercises voting control over our company and has the ability to elect or remove from office all of our directors.

The Terence E. Adderley Revocable Trust K (“Trust K”) which became irrevocable upon the death of Terence E. Adderley on October 9, 2018, is the controlling stockholder. In accordance with the provisions of Trust K, William U. Parfet, David M. Hempstead and Andrew H. Curoe were appointed as successor trustees of the trust. Mr. Parfet is the brother of Donald R. Parfet, the Chairman of the board of directors of the Company. The trustees, acting by majority vote, have sole investment and voting power over the shares of Class B common stock held by Trust K, which represent approximately 91.6% of the outstanding Class B shares. The voting rights of our Class B common stock are perpetual, and our Class B common stock is not subject to transfer restrictions or mandatory conversion obligations under our certificate of incorporation or bylaws.

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

Our Class A and Class B common stock are quoted on the NASDAQ Global Market. Under the listing standards of the NASDAQ Global Market, we are deemed to be a “controlled company” due to Trust K having voting power with respect to more than fifty percent of our outstanding voting stock. A controlled company is not required to have a majority of its board of directors comprised of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nominations committee comprised solely of independent directors, nor do the NASDAQ Global Market listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A controlled company is also exempt from NASDAQ Global Market’s requirements regarding the determination of officer compensation by a majority of independent directors or a compensation committee comprised solely of independent directors. A controlled company is required to have an audit committee composed of at least three directors who are independent as defined under the rules of both the SEC and the NASDAQ Global Market. The NASDAQ Global Market further requires that all members of the audit committee have the ability to read and understand fundamental financial statements and that at least one member of the audit committee possess financial sophistication. The independent directors must also meet at least twice a year in meetings at which only they are present.

We currently comply with the listing standards of the NASDAQ Global Market that do not apply to controlled companies. Our compliance is voluntary, however, and there can be no assurance that we will continue to comply with these standards in the future.

Provisions in our certificate of incorporation and bylaws and Delaware law may delay or prevent an acquisition of our Company.

Our restated certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. The acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting and would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

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

Provisions in U.S. and foreign tax law could limit the use of tax credit and net operating loss carryforwards in the event of an ownership change. In general, an ownership change occurs under U.S. tax law if there is a change in the corporation’s equity ownership that exceeds 50% over a rolling three-year period. If we experience an ownership change, inclusive of our Class A and Class B common stock, our tax credit and net operating loss carryforwards generated prior to the ownership change may be subject to annual limitations that could reduce, eliminate or defer their utilization. Such limitation could materially impact our financial condition and results of operations.

Failure to maintain specified financial covenants in our bank credit facilities, or credit market events beyond our control, could adversely restrict our financial and operating flexibility and subject us to other risks, including risk of loss of access to capital markets.

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2020 we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), cannot be assured. If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. Additionally, our credit facilities contain cross-default provisions. In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility. If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our headquarters is located in Troy, Michigan where corporate, subsidiary and divisional offices operate from both leased and owned facilities. Our remaining business operations in the U.S., as well as our international locations, are conducted in leased facilities. During 2020, as the result of COVID-19, the majority of our internal employees have also conducted business remotely as the result of governmental orders or our internal policies designed to protect the health and safety of our employees.

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

While the outcome of these matters currently pending cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

In January 2018, the Hungarian Competition Authority initiated proceedings against the Company, along with a local industry trade association and its members, due to alleged infringement of national competition regulations. The Authority announced its decision on December 18, 2020, levying a fine against the trade association with joint and several secondary liabilities placed on the 20 member companies. Our apportioned secondary liability is approximately $300,000. Member companies may exercise their right to challenge the decision, which could impact the apportionment. However, we anticipate resolution within this year. The Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2020
Class A common
High	$22.77	$18.18	$19.89	$23.00	$23.00
Low	10.13	11.01	13.55	15.56	10.13

Class B common
High	21.78	18.14	90.36	22.70	90.36
Low	10.52	10.35	14.04	15.50	10.35

Dividends	0.075	—	—	—	0.075

2019
Class A common
High	$25.63	$26.39	$28.91	$25.09	$28.91
Low	20.00	22.03	23.50	20.74	20.00

Class B common
High	24.68	25.49	29.43	23.46	29.43
Low	20.91	25.49	23.59	20.66	20.66

Dividends	0.075	0.075	0.075	0.075	0.30

Holders

The number of holders of record of our Class A and Class B common stock were approximately 8,700 and 200, respectively, as of January 29, 2021.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2020, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
September 28, 2020 through November 1, 2020	527	$17.89	—	$—

November 2, 2020 through November 29, 2020	210	20.66	—	—

November 30, 2020 through January 3, 2021	573	20.67	—	—

Total	1,310	$19.55	—

We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 1,310 shares were reacquired during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P SmallCap 600 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2020. The graph assumes an investment of $100 on December 31, 2015 and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2015 – December 31, 2020

	2015	2016	2017	2018	2019	2020
Kelly Services, Inc.	$100.00	$144.09	$173.74	$132.06	$147.41	$134.81
S&P SmallCap 600 Index	$100.00	$126.56	$143.30	$131.15	$161.03	$179.20
S&P 1500 Human Resources and Employment Services Index	$100.00	$109.44	$139.30	$116.64	$143.22	$144.43

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview

The COVID-19 pandemic and related containment measures have resulted in dramatic shifts in most aspects of the economy and how professional and private lives are conducted. While the pace of change was unprecedented and the resulting impacts are still being determined, our Noble Purpose, “We connect people to work in ways that enrich their lives,” will continue to guide our strategy and actions. Kelly remains committed to being a leading talent solutions provider among the talent with whom we choose to specialize and in the global markets in which we choose to compete. As we navigate the continued uncertainty, we will continue to demonstrate our expected behaviors and actions:

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

The Talent Solutions Industry

Prior to the COVID-19 pandemic, labor markets were in the midst of change due to automation, secular shifts in labor supply and demand and skills gaps, and we expect the current economic situation to further accelerate that change. Global demographic trends are reshaping and redefining the way in which companies find and use talent and the COVID-19 pandemic is changing where and how companies expect work to be performed. In response, the talent solutions industry is adjusting how it sources, recruits, trains and places talent.

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

Our Business

Kelly is a talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary and direct-hire basis. At the beginning of the third quarter, we adopted our new Kelly Operating Model and realigned our business into five specialty business units which are also our reportable segments.

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect product

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, information technology and telecommunications specialties predominately in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries

•Education – delivers staffing, direct-hire and executive search services to the K-12, early childhood and higher education markets in the U.S., and includes several acquisitions: Teachers On Call, Insight Workforce Solutions and Greenwood/Asher & Associates

•Outsourcing & Consulting – delivers Master Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Business Process Outsourcing ("BPO") and Advisory Services to customers on a global basis

•International – delivers staffing and direct-hire services in fifteen countries in Europe, as well as Mexico

In addition, we provide staffing services to customers in the Asia-Pacific region through PersolKelly Pte. Ltd., our joint venture with Persol Asia Pacific Pte. Ltd, a wholly owned subsidiary of Persol Holdings, a leading provider of HR solutions in Japan.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. and was 64 days on a global basis as of the end of 2020 and 58 days as of the end of 2019. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective

Short Term

While far from certain, the impacts of COVID-19 on the global economy, the talent solutions industry, our customers and our talent have become more clear since the beginning of the pandemic. Year-over-year revenue declines have been substantial and recent trends have pointed to a gradual recovery in demand. In response to the crisis, in April 2020 we took a series of proactive actions. These actions were designed to reduce spending, minimize layoffs, and bolster the strength and flexibility of Kelly’s finances. These actions included:

•a 10% pay cut for full-time salaried employees in the U.S., Puerto Rico and Canada, in addition to certain actions in Europe and Asia-Pacific;

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

The actions have generated substantial cost savings and have allowed us the time necessary to assess the variety of impacts the crisis has had on our business. These initial actions were intentionally broad in scope and as we have moved forward our actions are becoming more targeted to the areas of business where demand declines have been more significant and persistent. Actions such as the 10% pay cut, compensation adjustments for senior leaders and temporary furloughs were ended early in the fourth quarter of 2020. The suspension of the Company match to retirement accounts ended in January 2021 and others such as reductions in discretionary spending, capital expenditures and carefully managing staffing levels in non-revenue generating positions will continue. In addition, we benefited from CARES Act provisions allowing deferral of employer social security tax payments. In the fourth quarter of 2020, management reduced staffing levels to align with expected revenue levels and incurred restructuring charges of $4.4 million for severance and related benefits to be paid to impacted employees, and are included in our fourth quarter results.

Given the level of uncertainty surrounding the duration of the COVID-19 crisis, Kelly’s board also voted to suspend the quarterly dividend effective May, 2020 until conditions improve and continues to assess future actions with respect to our dividend policy.

The impact of the pandemic began in March 2020 with the limitations on public life in the U.S. and the European markets we serve and continued through the end of 2020 as the effect of the pandemic response slowed global economic activity. We do expect that there will continue to be a material decline in our year-over-year revenues through the first quarter of 2021 as demand for our services gradually recovers from the economic slowdown and the effects of customer and talent concerns related to operating safely during a pandemic. The impact on the revenues of each segment will vary given the differences in pandemic-related measures enacted in each geography, the customer industries served and the skill sets of the talent provided to our customers and their ability to work remotely. We currently expect a gradual return to pre-crisis levels of customer demand, however, the pace of such a return may be delayed by repeated cycles of increased economic activity and subsequent disruption caused by a resurgence in infection leading to additional containment measures. In the first quarter of 2021, while our cost reduction efforts are expected to reduce year-over-year expenses, they will not be enough to completely offset declines in revenue and gross profit. As a result, we expect our first quarter 2021 earnings to decline year-over-year. For the full year of 2021, we expect that our revenue will reflect a continued gradual improvement in demand and result in improvements in year-over-year gross profit and earnings from operations.

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

Kelly has done business in these specialties for many years, but our new operating model represents a new approach – one that brings together both staffing and outcome-based pieces of a specialty under a single specialty leader and aggregates assets to accelerate specialty growth and profitability. We believe this new specialty structure will give us greater advantages in the market, and we expect our disciplined focus to deliver profitable growth coming out of the crisis. In addition, we intend to invest in strategic, targeted M&A opportunities in our specialties, while optimizing our portfolio, as demonstrated by the acquisition of Greenwood/Asher & Associates in the fourth quarter of 2020 and the sale of our operations in Brazil during the third quarter of 2020.

Faced with market conditions that may temporarily delay our growth efforts, Kelly continues to focus on accelerating the execution of our strategic plan and making necessary investments to advance that strategy.

•We are making strides in our digital transformation journey, building a technology foundation to sustain growth.

•We are capturing a larger share of voice in the marketplace, using television spots and targeted social media campaigns to re-introduce Kelly to companies, highlight our specialty skills sets, and showcase our refreshed brand.

•We are consistently striving to better understand and support our talent. And we have affirmed our commitment to that talent, recently introducing our five-point Talent Promise and reallocating resources to be solely focused on the temporary worker experience.

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

While the COVID-19 pandemic has resulted in uncertainty in the economy and the labor markets that will affect our near-term financial performance, we have determined long-term measures to gauge our progress, including:

•Revenue growth (both organic and inorganic)

•Gross profit rate improvement

•Conversion rate and EBITDA margin improvement

Financial Measures

The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2020 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2019. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative (“SG&A”) expenses within a single country and currency which, as a result, provides a natural hedge against transactional currency risks in connection with their normal business operations.

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

Not meaningful ("NM") in the following tables is used in place of percentage changes where: the change is in excess of 500%, the change involves a comparison between earnings and loss amounts, or the comparison amount is zero.

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

Results of Operations

Total Company
(Dollars in millions)

	2020 vs. 2019				2019 vs. 2018
	2020 (53 Weeks)	2019 (52 Weeks)	Change		2019	2018	Change
Revenue from services	$4,516.0	$5,355.6	(15.7)%		$5,355.6	$5,513.9	(2.9)%
Gross profit	827.6	968.4	(14.5)		968.4	972.2	(0.4)
SG&A expenses excluding restructuring charges	792.8	877.6	(9.7)		877.6	884.8	(0.8)
Restructuring charges	12.8	5.5	131.5		5.5	—	NM
Total SG&A expenses	805.6	883.1	(8.8)		883.1	884.8	(0.2)
Goodwill impairment charge	147.7	—	NM		—	—	NM
Gain on sale of assets	32.1	12.3	161.6		12.3	—	NM
Asset impairment charge	—	15.8	NM		15.8	—	NM
Earnings (loss) from operations	(93.6)	81.8	NM		81.8	87.4	(6.5)
Gain (loss) on investment in Persol Holdings	(16.6)	35.8	NM		35.8	(96.2)	NM
Other income (expense), net	3.4	(1.2)	369.5		(1.2)	(0.6)	(86.9)
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(106.8)	116.4	NM		116.4	(9.4)	NM
Income tax expense (benefit)	(34.0)	0.4	NM		0.4	(27.1)	101.3
Equity in net earnings (loss) of affiliate	0.8	(3.6)	NM		(3.6)	5.2	NM
Net earnings (loss)	$(72.0)	$112.4	NM		$112.4	$22.9	390.2

Gross profit rate	$18.3%	$18.1%	0.2	pts.	$18.1%	$17.6%	0.5	pts.
Conversion rate	(11.3)	8.4	(19.7)		8.4	9.0	(0.6)

2020 vs. 2019

Revenue from services for 2020 declined in all segments, reflecting the impact of COVID-19, and resulting in a decline in demand for both our staffing and permanent placement services across a broad range of industries and geographies. Revenue from staffing services declined 20% compared to 2019. Permanent placement revenue, which is included in revenue from services, decreased 34% year-over-year as the impact of economic uncertainty depressed full-time hiring in all operating segments. These declines were partially offset by a 9% increase in outcome-based services as demand from customers utilizing these services increased during the year. The 2020 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. The 53rd week added approximately 1% to 2020 reported and CC revenue.

Gross profit declined as a result of lower revenue volume, partially offset by an increase in the gross profit rate. The gross profit rate increased 20 basis points in comparison to 2019. With the exception of Education and International, the gross profit rate increased in all other operating segments, primarily reflecting improved product mix and lower employee-related costs. The gross profit rate for Education declined primarily as a result of increased pricing pressures. International's gross profit rate was negatively impacted by the decrease in permanent placement revenue. The total Company 2020 gross profit rate includes approximately 20 basis points related to COVID-19 government subsidies.

Total SG&A expenses decreased 8.8% in comparison to 2019. This decrease was due primarily to lower administrative salaries and performance-based compensation, including short-term cost reductions implemented to further align costs with revenue volume trends. Included in total SG&A expenses are restructuring charges of $12.8 million in 2020. Actions were taken in the first quarter of 2020 to position the Company to adopt the new operating model and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology. Actions were taken in the fourth quarter of 2020 to align costs with expected revenue levels. Restructuring charges of $5.5 million in 2019 represent severance costs primarily related to position eliminations within Professional & Industrial staffing operations.

During 2020, the negative reaction to the pandemic by the global equity markets also resulted in a decline in the Company's common stock price. This triggered an interim goodwill impairment test, resulting in a $147.7 million goodwill impairment charge in the first quarter of 2020.

Gain on sale of assets of $32.1 million represents the excess of the proceeds over the cost of the headquarters properties sold in the first quarter of 2020. The main headquarters building was subsequently leased back to the Company during the first quarter of 2020. Gain on sale of assets in 2019 of $12.3 million primarily represents the excess of the proceeds over the cost upon the sale of an unused parcel of land located near the Company headquarters. Asset impairment charge of $15.8 million in 2019 represents the write-off of previously capitalized costs associated with a new U.S. front and middle office technology development project which management determined would not be completed but replaced by an enhanced and expanded use of an existing technology platform.

The loss from operations for 2020 of $93.6 million reflects a decline from the $81.8 million of earnings from operations in the prior year. Earnings from operations declined as a result of the goodwill impairment charge and lower gross profit as a result of the impact of COVID-19 on demand, partially offset by lower expenses due to cost reduction efforts and higher gain on sale of assets.

Gain (loss) on investment in Persol Holdings represents the gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate based on the quoted market price of the Persol Holdings common stock at period end.

Income tax benefit was $34.0 million and expense was $0.4 million for 2020 and 2019, respectively. The 2020 income tax benefited from lower pretax earnings and includes the impairment of goodwill, a decline in the fair value of the Company's investment in Persol Holdings, and a tax loss on the sale of our Brazil operations. These benefits were offset by lower work opportunity credits. The 2019 tax expense benefited from releasing a valuation allowance in the United Kingdom. The work opportunity credit has been extended through 2025 as part of the Consolidated Appropriations Act, 2021.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation, and changes in the fair value of the Company’s investment in Persol Holdings, which are treated as discrete since they cannot be estimated. The impairment of goodwill in the first quarter of 2020 and the recording of deferred taxes on the Brazil outside basis differences in the second quarter of 2020 were treated as discrete items.

The net loss for 2020 of $72.0 million, a decrease from net earnings of $112.4 million in 2019, was due primarily to lower earnings from operations due to the goodwill impairment charge taken in the first quarter of 2020, combined with increased losses of Persol Holdings common stock, partially offset by the impact of an income tax benefit in comparison to income tax expense in 2019.

2019 vs. 2018

Total Company revenue from services for 2019 declined 2.9% in comparison to 2018. As noted in the following discussions, revenue decreases in Professional & Industrial and International were partially offset by increases in Science, Engineering & Technology, Education and Outsourcing & Consulting revenue. On a total Company basis, revenue from staffing services declined 6% compared to 2019, primarily due to the disruption resulting from the restructure of the U.S. branch-based staffing operations in the first quarter of 2019 and slower achievement of the related benefits. Additionally, permanent placement revenue, which is included in revenue from services, decreased 13% year-over-year. These declines were partially offset by a 30% increase in revenue from outcome-based services as demand increased from both new and existing customers. Revenue from services for 2019 includes the results of NextGen and GTA acquisitions, which added approximately 250 basis points to the total revenue growth rate.

The gross profit rate increased by 50 basis points from the prior year. As noted in the following discussions, increases in the gross profit rate for Professional & Industrial and Science, Engineering & Technology were partially offset by decreases in the gross profit rate for Education and Outsourcing & Consulting. The improved gross profit rate resulted from improved specialty mix in Professional & Industrial and Science, Engineering & Technology, partially offset by pricing pressure in Education. The

NextGen and GTA acquisitions drove a portion of the improved product mix and accounted for approximately 30 basis points of the gross profit rate growth.

Total SG&A expenses decreased 0.2% on a reported basis, due primarily to the effect of currency exchange rates. On a CC basis, SG&A expenses increased 0.7% due primarily to the addition of SG&A expenses from the NextGen and GTA acquisitions, partially offset by cost reduction efforts in Professional & Industrial and Outsourcing & Consulting. Also included in SG&A expenses for 2019 are restructuring charges of $5.5 million, related primarily to the U.S. branch-based staffing operations.

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

Earnings from operations for 2019 of $81.8 million reflects a decline from the $87.4 million of earnings from operations in 2018. Our earnings from operations declined as a result of the asset impairment charge and lower gross profit, partially offset by the gain on sale of assets and lower expenses due to cost reduction efforts.

Gain (loss) on investment in Persol Holdings represents the gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate based on the quoted market price of the Persol Holdings common stock at period end.

Income tax expense was $0.4 million for 2019 and benefit was $27.1 million for 2018. The increase in tax expense for 2019 was driven by gains on the Company's investment in Persol Holdings, compared to losses in 2018 and by a decline in work opportunity credits. This was partially offset by improved returns on tax exempt income on life insurance policies, and by higher net valuation allowance releases.

Net earnings for 2019 was $112.4 million, compared to net earnings of $22.9 million for 2018. The increase was primarily due to the impact of the gain on investment in Persol Holding of $35.8 million in 2019, compared to a loss on investment in Persol Holdings of $96.2 million in 2018.

Operating Results By Segment
(Dollars in millions)

	2020 vs. 2019			2019 vs. 2018
	2020 (53 Weeks)	2019 (52 Weeks)	% Change	2019	2018	% Change
	Dollars in millions
Revenue From Services:
Professional & Industrial	$1,858.4	$2,213.4	(16.0)%	$2,213.4	$2,430.9	(8.9)%
Science, Engineering & Technology	1,019.1	1,131.8	(9.9)	1,131.8	1,002.6	12.9
Education	286.9	450.7	(36.3)	450.7	428.5	5.2
Outsourcing & Consulting	363.5	377.7	(3.8)	377.7	377.1	0.1
International	988.6	1,182.5	(16.4)	1,182.5	1,275.2	(7.3)
Less: Intersegment revenue	(0.5)	(0.5)	(16.6)	(0.5)	(0.4)	42.8
Consolidated Total	$4,516.0	$5,355.6	(15.7)%	$5,355.6	$5,513.9	(2.9)%

2020 vs. 2019

Professional & Industrial revenue from services decreased due primarily to decreases in our hours volume in our staffing product which was impacted by COVID-19. These decreases were partially offset by increased revenue in our outcome-based products due to program expansions. The 53rd week added approximately 1% to 2020 reported revenue from services in Professional & Industrial.

Science, Engineering & Technology revenue from services decreased due to lower hours volume in our staffing product across most specialties due to the continued impact of COVID-19, with the exception of our government staffing business, which has seen increased demand for life sciences support. The 53rd week added approximately 1% to 2020 reported revenue from services in Science, Engineering & Technology.

Education revenue from services decreased due to the impact of COVID-19. Temporary school closures, delayed starts and use of virtual or hybrid instructional delivery reduced the demand. These decreases were partially offset by the revenues from the first quarter 2020 acquisition of Insight. The 53rd week added less than 1% to 2020 reported revenue from services in Education.

Outsourcing & Consulting revenue from services decreased due primarily to decreases in our PPO, MSP and RPO products due in part to COVID-19 demand declines, as well as lower demand from customers in the oil and gas industry. The 53rd week added approximately 2% to 2020 reported revenue from services in Outsourcing & Consulting.

International revenue from services decreased 16.4% on a reported basis and 15.6% on a CC basis. The decline was primarily due to a decrease in hours volume as COVID-19 disruptions continued across operations in all countries, in particular France, Portugal and the U.K. These decreases were partially offset by increased revenue in Russia, due to higher average bill rates. The 53rd week added approximately 1% to 2020 reported and CC revenue from services in International.

2019 vs. 2018

Professional & Industrial revenue from services decreased as a result of lower staffing revenues. This decrease was due to the disruption resulting from the restructure of the U.S. branch-based staffing in the first quarter of 2019 and slower achievement of the related benefits. The reduction in staffing revenue was partially offset by increases in our KellyConnect and outcome-based services revenues as a result of program expansions and new customer contracts.

Science, Engineering & Technology revenue from services increased due to higher staffing services revenue as a result of the acquisitions of Global Technology Associates and NextGen in the first quarter of 2019. Revenues also increased in our outcome-based services due to both adding new customers and existing customer program expansions.

Education revenue from services increased as a result of continued sales growth from new contracts with additional school districts coupled with year-over-year revenue increases in existing school districts.

Outsourcing & Consulting revenue from services was flat year over year. Revenue increases in our MSP product were offset by decreases in our PPO and RPO products.

International revenue decreased 7.3% on a reported basis and 3.4% on a CC basis. The decline was primarily due to a decrease in hours volume reflecting softening market conditions in Europe, particularly France and Germany. These decreases were partially offset by increased revenue in Russia, due to higher hours volume.

Operating Results By Segment (continued)
(Dollars in millions)

	2020 vs. 2019				2019 vs. 2018
	2020 (53 Weeks)	2019 (52 Weeks)	Change		2019	2018	Change
	Dollars in millions
Gross Profit:
Professional & Industrial	$330.2	$388.4	(15.0)%		$388.4	$419.3	(7.4)%
Science, Engineering & Technology	209.4	226.2	(7.5)		226.2	185.6	21.9
Education	42.2	72.0	(41.3)		72.0	70.7	1.9
Outsourcing & Consulting	119.8	122.3	(2.0)		122.3	124.2	(1.6)
International	126.0	159.5	(21.0)		159.5	172.4	(7.5)
Consolidated Total	$827.6	$968.4	(14.5)%		$968.4	$972.2	(0.4)%

Gross Profit Rate:
Professional & Industrial	17.8%	17.5%	0.3	pts.	17.5%	17.3%	0.2	pts.
Science, Engineering & Technology	20.5	20.0	0.5		20.0	18.5	1.5
Education	14.7	16.0	(1.3)		16.0	16.5	(0.5)
Outsourcing & Consulting	33.0	32.4	0.6		32.4	32.9	(0.5)
International	12.7	13.5	(0.8)		13.5	13.5	—
Consolidated Total	18.3%	18.1%	0.2	pts.	18.1%	17.6%	0.5	pts.

2020 vs. 2019

Gross profit for the Professional & Industrial segment declined as the result of lower revenue volume, partially offset by an improved gross profit rate. The gross profit rate increased 30 basis points due to lower employee-related costs coupled with improved product mix, as a greater proportion of the segment revenue came from outcome-based services with higher margins.

The Science, Engineering & Technology gross profit declined as lower revenue volume was partially offset by a higher gross profit rate. The gross profit rate increased 50 basis points due to lower employee-related costs, partially offset by specialty and customer mix.

Gross profit for the Education segment declined as a result of lower revenue volume, combined with a lower gross profit rate. The Education gross profit rate decreased 130 basis points due to increased pricing pressures, partially offset by lower employee-related costs.

The Outsourcing & Consulting gross profit declined on lower revenue volume, partially offset by an improved gross profit rate. The Outsourcing & Consulting gross profit rate increased 60 basis points due to improved customer mix in the RPO product, coupled with lower employee-related costs in the PPO product.

International gross profit declined as a result of lower revenue volume and a decline in the gross profit rate. The International gross profit rate decreased primarily due to lower permanent placement revenue.

2019 vs. 2018

Gross profit for the Professional & Industrial segment declined as the result of lower revenue volume, partially offset by an improved gross profit rate. The gross profit rate increased 20 basis points due to customer and specialty mix.

The Science, Engineering & Technology gross profit increased as the result of higher revenue volume from the GTA and NextGen acquisitions mentioned previously, combined with a higher gross profit rate. The gross profit rate increased 150 basis points due primarily to the impact of these acquisitions coupled with improved specialty mix.

Gross profit for the Education segment increased as a result of higher revenue volume, partially offset by a lower gross profit rate. The Education gross profit rate decreased 50 basis points due to pricing pressures.

The Outsourcing & Consulting gross profit decreased as a result of a decline in the gross profit rate. The Outsourcing & Consulting gross profit rate decreased 50 basis points due primarily to the reduction in our gross profit rate in our RPO product as a result of customer mix within that product.

International gross profit declined as a result of lower revenue volume and negative currency effects. The International gross profit rate for 2019 was flat against 2018.

Operating Results By Segment (continued)
(Dollars in millions)

	2020 vs. 2019			2019 vs. 2018
	2020 (53 Weeks)	2019 (52 Weeks)	% Change	2019	2018	% Change
	Dollars in millions
SG&A Expenses:
Professional & Industrial	$288.6	$326.0	(11.5)%	$326.0	$338.4	(3.7)%
Science, Engineering & Technology	134.4	146.7	(8.4)	146.7	124.7	17.6
Education	51.2	56.2	(8.8)	56.2	47.8	17.6
Outsourcing & Consulting	108.3	119.3	(9.2)	119.3	131.2	(9.0)
International	134.9	140.8	(4.2)	140.8	148.6	(5.2)
Corporate expenses	88.2	94.1	(6.3)	94.1	94.1	0.1
Consolidated Total	$805.6	$883.1	(8.8)%	$883.1	$338.4	(0.2)%

	2020 vs. 2019			2019 vs. 2018
	2020 (53 Weeks)	2019 (52 Weeks)	% Change	2019	2018	% Change
	Dollars in millions
Restructuring Charges Included in SG&A Expenses:
Professional & Industrial	$6.0	$5.1	16.8%	$5.1	$—	NM	%
Science, Engineering & Technology	0.6	0.4	74.1	0.4	—	NM
Education	1.0	—	NM	—	—	NM
Outsourcing & Consulting	0.3	—	NM	—	—	NM
International	1.4	—	NM	—	—	NM
Corporate expenses	3.5	—	NM	—	—	NM
Consolidated Total	$12.8	$5.5	131.5%	$5.5	$—	NM	%

2020 vs. 2019

Total SG&A expenses in Professional & Industrial decreased due primarily to lower salaries and related costs due to cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption. The decreased revenue volume also resulted in lower performance-based compensation. In addition, Professional & Industrial took restructuring actions in both 2020 and 2019, which reduced salaries and related costs and facilities expenses. Included in total SG&A expenses for 2020 and 2019 are the costs of those restructuring efforts of $6.0 million and $5.1 million, respectively, representing primarily employee severance costs.

Total SG&A expenses in Science, Engineering & Technology decreased due primarily to cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption. The decreased revenue volume also resulted in lower performance-based compensation.

Total SG&A expenses in Education decreased due primarily to lower salaries and related costs resulting from the cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption. The decreased revenue volume also resulted in lower performance-based compensation. These decreases were partially offset by the impact of the acquisition of Insight that took place in the first quarter of 2020.

Total SG&A expenses in Outsourcing & Consulting decreased due primarily to lower salaries and related expenses resulting from cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption.

Total SG&A expenses in International decreased 4.2% on a reported basis and 3.6% on a CC basis. Included in International SG&A expenses for 2020 is a $9.5 million non-cash charge related to a customer dispute in Mexico that resulted in an additional uncollectible accounts receivable charge. Excluding this charge, total SG&A expenses decreased 11.0% due primarily to lower salaries, driven by cost management to contend with the COVID-19 disruption, combined with lower incentive-based compensation.

Corporate expenses decreased as a result of lower performance-based compensation expense and lower professional fees, partially offset by restructuring charges incurred during 2020.

2019 vs. 2018

Total SG&A expenses in Professional & Industrial decreased due primarily to lower performance-based compensation as well as the lower cost base from the restructuring efforts in the first quarter of 2019 in the U.S. branch-based staffing operations. Included in the total SG&A expenses for 2019 are the costs of that restructuring effort of $5.1 million, which were primarily severance costs.

Total SG&A expenses in Science, Engineering & Technology increased due primarily to the impact of the acquisition of GTA and NextGen in the first quarter of 2019.

Total SG&A expenses in Education increased due primarily to increased salaries from additional headcount related to an updated infrastructure put in place to deliver services to customers in this business unit in anticipation of the then-expected revenue growth.

Total SG&A expenses in Outsourcing & Consulting decreased due primarily to lower salaries from reduced headcounts as we continued to streamline the service delivery and support infrastructure in the business unit.

Total SG&A expenses in International decreased 5.2% on a reported basis and 1.3% on a CC basis, due primarily to effective cost management to align to revenue trends.

Corporate expenses were flat year over year. Lower performance-based compensation expense was offset by higher depreciation expense related to recently completed information technology projects.

Operating Results By Segment (continued)
(Dollars in millions)

	2020 vs. 2019				2019 vs. 2018
	2020 (53 Weeks)	2019 (52 Weeks)	% Change		2019	2018	% Change
	Dollars in millions
Earnings (Loss) from Operations:
Professional & Industrial	$41.6	$62.4	(33.4)%		$62.4	$80.9	(22.8)%
Science, Engineering & Technology	75.0	79.5	(5.8)		79.5	60.9	30.6
Education	(9.0)	15.8	NM		15.8	22.9	(31.0)
Outsourcing & Consulting	11.5	3.0	291.3		3.0	(7.0)	NM
International	(8.9)	18.7	NM		18.7	23.8	(21.6)
Corporate	(203.8)	(97.6)	(108.6)		(97.6)	(94.1)	(3.8)
Consolidated Total	$(93.6)	$81.8	NM	%	$81.8	$87.4	(6.5)%

2020 vs. 2019

Professional & Industrial reported earnings of $41.6 million, a 33.4% decrease from 2019. The decrease in earnings was primarily due to the impact of COVID-19 on our staffing product, partially offset by increases in our outcome-based products and the cost management initiatives taken to mitigate the impact of the pandemic on our operations.

Science, Engineering & Technology reported earnings of $75.0 million, a 5.8% decrease from 2019. The decrease in earnings was primarily due to the impact of COVID-19 on demand for our services, partially offset by the cost management initiatives taken to mitigate its impact.

Education reported a loss of $9.0 million, compared to earnings of $15.8 million in 2019. The decrease is due to the impact of COVID-19 on our revenue, partially offset by the cost management initiatives taken to mitigate its impact.

Outsourcing & Consulting reported earnings of $11.5 million, an $8.5 million increase over 2019. The increase in earnings was primarily due to the impact of the cost management initiatives taken to mitigate the impact of COVID-19, partially offset by lower revenue volume due to the impact of COVID-19 and lower customer demand in the oil and gas industry.

International reported a loss of $8.9 million, compared to earnings of $18.7 million in 2019, largely driven by the impact of
COVID-19 on revenue and a charge related to a customer dispute in Mexico, partially offset by cost management initiatives.

Corporate loss from operations of $203.8 million for 2020 includes the goodwill impairment charge of $147.7 million and gain on sale of assets of $32.1 million.

2019 vs. 2018

Professional & Industrial reported earnings of $62.4 million, a 22.8% decrease from 2018. The decrease in earnings was primarily due to decreased revenue in 2019 in our staffing product, partially offset by the reduced expenses as a result of the restructuring efforts and lower performance-based compensation.
Science, Engineering & Technology reported earnings of $79.5 million, a 30.6% increase from 2018. The increase in earnings was primarily due to the impact on earnings from the acquisitions of GTA and NextGen, coupled with continued strong performance and growth in our outcome-based services business.

Education reported earnings of $15.8 million, a 31.0% decrease from 2018. The decrease is due primarily to the increased costs associated with building out the Education service delivery infrastructure in order to prepare for the then-expected future sustained revenue growth. The impact of these additional costs on earnings was partially offset by the additional revenue resulting from new customer contracts and year-over-year increases related to existing customers.

Outsourcing & Consulting reported earnings of $3.0 million, compared to a loss of $7.0 million in 2018. The increase in earnings was primarily due to lower expenses as a result of actions to streamline operations.

International reported earnings of $18.7 million, a decrease of 21.6% from 2018. The decrease was due to lower revenue volume, reflecting softening market conditions primarily in Europe, partially offset by lower SG&A expenses due to effective cost management.

Results of Operations
Financial Condition

Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll, which is generally paid weekly or monthly, and customer accounts receivable, which is generally outstanding for longer periods. Since receipts from customers lag payroll paid to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. The impact of the current economic slow-down resulting from the COVID-19 crisis began in March 2020 and continued through the fourth quarter. Consistent with our historical results, the impact of the current economic conditions resulted in declines in working capital requirements, primarily trade accounts receivable, and increases in cash flows from operations as revenues slowed.

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash totaled $228.1 million at year-end 2020, compared to $31.0 million at year-end 2019. As further described below, during 2020, we generated $186.0 million of cash from operating activities, generated $9.8 million of cash from investing activities and used $8.1 million of cash for financing activities.

Operating Activities

In 2020, we generated $186.0 million of net cash from operating activities, as compared to generating $102.2 million in 2019 and generating $61.4 million in 2018. The change from 2019 to 2020 was primarily due to the deferral of $117.0 million of payroll tax payments, partially offset by the impact of higher global DSO, as discussed below. The change from 2018 to 2019 was primarily driven by working capital changes.

Trade accounts receivable totaled $1.3 billion at year-end 2020 and 2019. Global DSO for the fourth quarter was 64 days for 2020, compared to 58 days for 2019. The increase of six days was due to certain customers taking advantage of full payment terms, along with a shift in customer mix to larger customers with longer payment terms. The accounts receivable balances for a limited number of large customers increased during the fourth quarter of 2020 due to short-term, customer-driven administrative issues, which also contributed to the year-over-year increase in DSO.

Our working capital position (total current assets less total current liabilities) was $624.0 million at year-end 2020, an increase of $102.4 million from year-end 2019. Excluding additional cash, working capital declined $94.8 million from year-end 2019. The current ratio (total current assets divided by total current liabilities) was 1.7 at year-end 2020 and 1.6 at year-end 2019.

Investing Activities

In 2020, we generated $9.8 million of net cash from investing activities, compared to using $94.3 million in 2019 and using $29.8 million in 2018. Included in cash generated from investing activities in 2020 is $55.5 million of proceeds representing the cash received, net of transaction expenses, for the sale of three headquarters properties as a part of a sale and leaseback transaction and $5.6 million received from a payment on the loans to PersolKelly Pte. Ltd. This was partially offset by cash used for the acquisitions of Insight in January 2020 and Greenwood/Asher in November 2020. Cash used for the acquisition of Insight totaled $36.4 million, net of the cash received and including working capital adjustments. Cash used for the acquisition of Greenwood/Asher totaled $2.8 million, net of the cash received and including working capital adjustments.

Included in cash used for investing activities in 2019 is $50.8 million for the acquisition of NextGen in January 2019, net of cash received, $35.6 million for the acquisition of GTA in January 2019, net of cash received, and $4.4 million for loans to PersolKelly Pte. Ltd. to fund working capital requirements. These uses of cash were partially offset by proceeds of $13.8 million primarily from the sale of unused land during the second quarter of 2019.

Capital expenditures totaled $15.5 million in 2020, $20.0 million in 2019 and $25.6 million in 2018. Capital expenditures in 2020 were primarily related to the Company's headquarters building improvements, IT infrastructure and technology programs. Capital expenditures in 2019 primarily related to the Company’s technology programs. Capital expenditures in 2018 primarily related to the Company's technology programs, IT infrastructure and headquarters building improvements.

Financing Activities

In 2020, we used $8.1 million of cash for financing activities, as compared to using $16.1 million in 2019 and using $26.5 million in 2018. Changes in net cash from financing activities were primarily related to dividend payments in 2020, 2019 and 2018. Dividends paid per common share were $0.075 in 2020 and $0.30 in 2019 and 2018. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.
Changes in net cash from financing activities are also impacted by short-term borrowing activities. Debt totaled $0.3 million at year-end 2020 and was $1.9 million at year-end 2019. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at year-end 2020 and 0.1% at year-end 2019.

In 2020 and 2019, the net change in short-term borrowings was primarily due to payments on local lines of credit. In 2018, the net change in short-term borrowings was primarily due to payments on our revolving credit facility.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2020:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Leases	$111.1	$25.5	$33.0	$16.4	$36.2
Short-term borrowings	0.3	0.3	—	—	—
Accrued workers’ compensation	65.0	22.7	19.5	8.5	14.3
Accrued retirement benefits	223.1	17.4	35.1	35.0	135.6
Accrued payroll taxes	117.0	58.5	58.5	—	—
Other liabilities	10.6	1.9	3.4	2.9	2.4
Uncertain income tax positions	0.6	0.1	0.2	0.1	0.2
Purchase obligations	36.7	16.1	13.9	6.7	—

Total	$564.4	$142.5	$163.6	$69.6	$188.7

Purchase obligations above represent unconditional commitments relating primarily to technology services and online tools which we expect to utilize generally within the next two fiscal years, in the ordinary course of business. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include asset-based lending or additional bank facilities. To meet expected future cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies. During 2020, cash generated from operations will continue to be supplemented by recent enactment of laws providing COVID-19 relief, most notably the Coronavirus Aid, Relief, and Economic Security Act which allows for the deferral of payments of the Company's U.S. social security taxes. Such deferrals are required to be repaid in 2021 and 2022.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2020 year end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

At year-end 2020, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $97.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. Throughout 2020 and as of the 2020 year end, we met the debt covenants related to our revolving credit facility and securitization facility.

At year-end 2020, we also had additional unsecured, uncommitted short-term credit facilities totaling $9.6 million, under which we had $0.3 million of borrowings. Details of our debt facilities as of the 2020 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

We have historically managed our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We believe that we may utilize a portion of our existing cash balances to fund working capital requirements over the next several quarters if demand for our services continues to increase and to pay 50% of deferred payroll tax balances which are due in the fourth quarter of 2021.

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

We evaluate the accrual quarterly and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $54.6 million and $59.5 million at year-end 2020 and 2019, respectively.

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

Equity Method Investment

We account for our investment in PersolKelly Pte. Ltd. under the equity method of accounting on a one-quarter lag. We review our equity method investment for indicators of impairment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. An impairment assessment requires the exercise of judgment related to financial trends, forecasts, relevant events, as well as any operating, economic, legal or regulatory changes that may have an impact on the investment. There were no indicators of an other-than-temporary impairment in 2020 or 2019. As of year-end 2020 and 2019, the equity method investment was $118.5 million and $117.2 million, respectively. See the Investment in PersolKelly Pte. Ltd. footnote in the notes to our consolidated financial statements.

Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. For segments with a goodwill balance, we have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure.

We may first use a qualitative assessment for the annual impairment test if we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value. In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events and events affecting a reporting unit.

If we elect to forgo the qualitative assessment for a reporting unit, goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.

During the first quarter of 2020, negative market reaction to the COVID-19 crisis, including declines in our common stock price, caused our market capitalization to decline significantly compared to the fourth quarter of 2019, causing a triggering event. Therefore, we performed an interim step one quantitative test for our reporting units with goodwill and determined that the estimated fair values of both reporting units no longer exceeded their carrying values. Based on the result of our interim goodwill impairment test as of the first quarter of 2020, we recorded a goodwill impairment charge of $147.7 million to write off the entire goodwill balance.

To derive the estimated fair value of reporting units, we primarily relied on an income approach, which was validated through reconciliation to observable market capitalization data. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used significant assumptions by reporting unit, including: expected future revenue and expense growth rates, profit margins, discount rate, forecasted capital expenditures and working capital.

In the fourth quarter of 2020, the Company elected to perform a qualitative analysis (a "step zero" test) to determine whether a further quantitative assessment was necessary for the reporting unit with goodwill. The step zero test included making judgments and assessments to determine whether any events or circumstances have occurred that makes it more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of this qualitative assessment, a step one quantitative analysis was not deemed necessary and the goodwill was not impaired.

We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2019 and determined that goodwill was not impaired. In 2019, we performed a step one quantitative assessment for the Americas Staffing and GTS reporting units.

At year-end 2020 and 2019, total goodwill amounted to $3.5 million and $127.8 million, respectively. See the Goodwill and Intangible Assets footnote in the notes to our consolidated financial statements for more information.

Litigation

Kelly is subject to legal proceedings, investigations and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel and results of similar litigation. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2020 and 2019, the gross accrual for litigation costs amounted to $1.4 million and $9.9 million, respectively, which are included in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

See New Accounting Pronouncements footnote in the notes to our consolidated financial statements presented in Part II, Item 8 of this report for a description of new accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein and in our investor conference call related to these results are “forward-looking” statements within the meaning of the applicable securities laws and regulations. These forward-looking statements are based on current expectations and assumptions and are subject to a number of significant risks and uncertainties. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by us that may be provided by management, including oral statements or other written materials released to the public, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about our Company and economic and market factors in the countries in which we do business, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changing market and economic conditions, the recent novel coronavirus (COVID-19) outbreak, competitive market pressures including pricing and technology introductions and disruptions, disruption in the labor market and weakened demand for human capital resulting from technological advances, competition law risks, the impact of changes in laws and regulations (including federal, state and international tax laws), unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, or the risk of additional tax liabilities in excess of our estimates, our ability to achieve our business strategy, our ability to successfully develop new service offerings, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with government or government contractors, the risk of damage to our brand, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, services of licensed professionals and services connecting talent to independent work, our increasing dependency on third parties for the execution of critical functions, our ability to effectively implement and manage our information technology strategy, the risks associated with past and future acquisitions, including risk of related impairment of goodwill and intangible assets, exposure to risks associated with investments in equity affiliates including PersolKelly Pte. Ltd., risks associated with conducting business in foreign countries, including foreign currency fluctuations, the exposure to potential market and currency exchange risks relating to our investment in Persol Holdings, risks associated with violations of anti-corruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, our ability to sustain critical business applications through our key data centers, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyberattacks or other breaches of network or information technology security, our ability to realize value from our tax credit and net operating loss carryforwards, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to foreign currency risk primarily related to our foreign subsidiaries.  Exchange rates impact the U.S. dollar value of our reported earnings, our investments in and held by subsidiaries, local currency denominated borrowings and intercompany transactions with and between subsidiaries.  Our foreign subsidiaries primarily derive revenues and incur expenses within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with normal business operations.  Accordingly, changes in foreign currency rates vs. the U.S. dollar, euro or Swiss franc generally do not impact local cash flows.  Intercompany transactions which create transactional foreign currency risk include services, royalties, loans, contributions and distributions.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2020 earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 50 of this filing and are presented in pages 51-100.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the consolidated financial statements on page 51 of this report.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 3, 2021, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant,” which is included on pages 45-46, and “Code of Business Conduct and Ethics,” which is included on page 47, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on pages 47-48, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals serve as executive officers of the Company as of January 3, 2021:

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Peter W. Quigley President and Chief Executive Officer	59	2004	Served as officer of the Company.

Olivier G. Thirot Executive Vice President and Chief Financial Officer	59	2008	Served as officer of the Company.

Peter M. Boland Senior Vice President Chief Marketing Officer	56	2018	January 2018 - Present Served as officer of the Company. January 2012 - June 2017 SVP Brand Marketing - Charles Schwab & Co., San Francisco, CA

James H. Bradley Senior Vice President Chief Administrative Officer	56	1996	Served as officer of the Company.

Tammy L. Browning Senior Vice President President, KellyOCG	47	2018	October 2018 - Present Served as officer of the Company. October 2010 - April 2018 SVP Global Operations - Yoh

Timothy L. Dupree Senior Vice President President, Kelly Professional & Industrial	44	2014	Served as officer of the Company.

Dinette Koolhaas Senior Vice President President, Kelly International	51	2008	Served as officer of the Company.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Daniel Hugo Malan Senior Vice President President, Kelly Science, Engineering & Technology	51	2020
March 2020 - Present
Served as officer of the Company.

December 2019 - February 2020
Managing Partner - Talent Capital Advisors

August 2018 - November 2019
Chief Operating Officer - Employbridge

December 2016 - July 2018
President, Commercial Business -
Employbridge

November 2014 - November 2016
EVP & President - North America Staffing,
CDI

Nicola M. Soares Senior Vice President President, Kelly Education	52	2011	Served as officer of the Company.

Vanessa P. Williams Senior Vice President General Counsel Assistant Secretary	49	2020
October 2020 - Present
  Served as officer of the Company.

February 2020 - September 2020
  SVP, Division General Counsel-
  Transportation and Third Party
  Risk Management and Compliance -
  IHS Markit

December 2016 - February 2020
  VP, Division General Counsel -
  Transportation - IHS Markit

February 2014 - December 2016
  VP, Chief Legal Counsel & Global Privacy
  Officer - IHS Markit

Laura S. Lockhart Vice President, Corporate Controller and Chief Accounting Officer	51	2008	Served as officer of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 101. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders - Evergreen provision (1), (2)	—	$—	—

Equity compensation plans approved by security holders - Fixed Share provision (1), (3)	—	—	3,313,249

Equity compensation plans not approved by security holders (4)	—	—	—

Total	—	$—	3,313,249
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

The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Evergreen provision excludes: 24,550 shares of restricted stock; zero shares of financial measure performance shares that have been earned but not yet vested, zero shares of total shareholder return performance awards, and 3,632 shares of single financial measure performance awards.

(3)The Fixed Share provision applies to shares granted on and after May 10, 2017, and the amended Equity Incentive Plan provides that the maximum number of shares available for grants is 4,700,000.

The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Fixed Share provision excludes: 256,310 shares of restricted stock; performance shares that have been earned but not yet vested totaling zero of financial measure performance awards, zero total shareholder return performance awards, and 136,226 single financial measure performance awards; and performance shares granted to employees and not yet earned or vested totaling 264,160 shares of financial measure performance awards, calculated using an assumed maximum award performance level of 200%, at January 3, 2021.

(4)The Non-Employee Directors Deferred Compensation Plan is an equity compensation plan that has not been approved by our stockholders. This plan provides non-employee directors with the opportunity to defer all or a portion of the fees they receive. Participants may elect to have director fees that are paid in either cash or common stock, deferred into the plan. Participants choose from a list of investment funds as determined by the Company for their deferrals of cash. Deferrals of common stock must remain in common stock. Amounts deferred under the plan are subject to applicable tax withholding. The plan is intended to be a non-qualified deferred compensation arrangement in compliance with Section 409A of the Code. Shares acquired by participants in this plan will be issued from the share reserve stated in the Equity Incentive Plan.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed as part of this report:

(i)Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the three fiscal years ended January 3, 2021

Consolidated Statements of Comprehensive Income for the three fiscal years ended January 3, 2021

Consolidated Balance Sheets at January 3, 2021 and December 29, 2019

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 3, 2021

Consolidated Statements of Cash Flows for the three fiscal years ended January 3, 2021

Notes to Consolidated Financial Statements

(ii)Financial Statement Schedule -

For the three fiscal years ended January 3, 2021:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(iii)The Exhibits are listed in the Index to Exhibits included beginning at page 101, which is incorporated herein by reference.

(b)The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 101 of this filing.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management determined that, as of January 3, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 52-54.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kelly Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kelly Services, Inc. and its subsidiaries (the “Company”) as of January 3, 2021 and December 29, 2019, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 26 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers and investments in equity securities in 2018.

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

Workers’ Compensation

As described in Note 1 to the consolidated financial statements, in the U.S., the Company has a combination of insurance and self-insurance contracts under which they effectively bear the first $1.0 million of risk per single accident. Management establishes the accrual for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. As of January 3, 2021, the accrual for workers’ compensation, net of related receivables, is $54.6 million. Management retains an independent consulting actuary to establish loss development factors, based on historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of the ultimate claims liability. In preparing the estimates, the consulting actuary considers a number of assumptions and multiple generally accepted actuarial methods in the course of preparing the loss forecast for claims. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, management records a receivable from the insurance company for the excess amount. Management evaluates the accrual quarterly throughout the year and makes adjustments as needed.

The principal considerations for our determination that performing procedures relating to workers’ compensation is a critical audit matter are (i) the significant judgment by management when determining the actuarial methods and the significant assumptions to use in establishing the accrual for workers’ compensation claims; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s actuarial methods and significant assumptions related to the loss development factors; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accrual for workers’ compensation claims, including controls over the actuarial methods and development of significant assumptions. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate for the accrual for workers’ compensation claims and (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved (i) testing the completeness and accuracy of underlying data provided by management; (ii) evaluating management’s actuarial methods and significant assumptions related to the loss development factors; and (iii) independently developing the loss development factors and actuarial methods used.

Goodwill Impairment Assessment - Americas Staffing and Global Talent Solutions (“GTS”) Reporting Units

As described in Note 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.5 million as of January 3, 2021. Management performs its annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. During the first quarter of 2020, negative market reaction to the COVID-19 crisis, including declines in the Company’s common stock price, caused the market capitalization to decline significantly compared to the fourth quarter of 2019, causing a triggering event. Therefore, management performed an interim step one quantitative test for reporting units with goodwill, Americas Staffing and GTS, and determined that the estimated fair values of both reporting units no longer exceeded their carrying values. Based on the result of the interim goodwill impairment test in the first quarter of 2020, management recorded a goodwill impairment charge of $147.7 million to write off goodwill for both reporting units. Management determined the fair value of each reporting unit using the income approach, which was validated through reconciliation to observable market capitalization data. Management’s analysis used significant assumptions including expected future revenue and expense growth rates, profit margins, discount rate, forecasted capital expenditures and working capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Americas Staffing and GTS reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected future revenue growth rates, profit margins and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Americas Staffing and GTS reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value measurement of the reporting units; (ii) evaluating the appropriateness of the income approach, including testing management’s reconciliation to observable market capitalization data; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the expected future revenue growth rates, profit margins and the discount rate. Evaluating management’s assumptions related to the expected future revenue growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s income approach and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 18, 2021

We have served as the Company’s auditor since 1960.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2020	2019	2018
	(In millions of dollars except per share items)
Revenue from services	$4,516.0	$5,355.6	$5,513.9

Cost of services	3,688.4	4,387.2	4,541.7

Gross profit	827.6	968.4	972.2

Selling, general and administrative expenses	805.6	883.1	884.8

Goodwill impairment charge	147.7	—	—

Gain on sale of assets	(32.1)	(12.3)	—

Asset impairment charge	—	15.8	—

Earnings (loss) from operations	(93.6)	81.8	87.4

Gain (loss) on investment in Persol Holdings	(16.6)	35.8	(96.2)

Other income (expense), net	3.4	(1.2)	(0.6)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(106.8)	116.4	(9.4)

Income tax expense (benefit)	(34.0)	0.4	(27.1)

Net earnings before equity in net earnings (loss) of affiliate	(72.8)	116.0	17.7

Equity in net earnings (loss) of affiliate	0.8	(3.6)	5.2

Net earnings (loss)	$(72.0)	$112.4	$22.9

Basic earnings (loss) per share	$(1.83)	$2.85	$0.59
Diluted earnings (loss) per share	$(1.83)	$2.84	$0.58

Average shares outstanding (millions):
Basic	39.3	39.1	38.8
Diluted	39.3	39.2	39.1

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2020	2019	2018
	(In millions of dollars)
Net earnings (loss)	$(72.0)	$112.4	$22.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.2 million, tax benefit of $0.1 million and tax benefit of $0.4 million, respectively	13.9	2.5	(8.4)
Less: Reclassification adjustments included in net earnings	(1.5)	—	(0.4)
Foreign currency translation adjustments	12.4	2.5	(8.8)

Pension liability adjustments, net of tax benefit of $0.1 million, tax benefit of $0.3 million and tax expense of $0.2 million, respectively	(0.9)	(1.3)	0.8
Less: Reclassification adjustments included in net earnings	0.1	0.1	0.1
Pension liability adjustments	(0.8)	(1.2)	0.9

Other comprehensive income (loss), net of tax	11.6	1.3	(7.9)

Comprehensive income (loss)	$(60.4)	$113.7	$15.0

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2020	2019
	(In millions of dollars)
Assets
Current Assets
Cash and equivalents	$223.0	$25.8
Trade accounts receivable, less allowances of $13.3 million and $12.9 million, respectively	1,265.2	1,282.2
Prepaid expenses and other current assets	61.4	76.5
Properties held for sale	—	21.2
Total current assets	1,549.6	1,405.7

Noncurrent Assets
Property and equipment:
Property and equipment	222.3	225.8
Accumulated depreciation	(181.3)	(182.7)
Net property and equipment	41.0	43.1
Operating lease right-of-use assets	83.2	60.4
Deferred taxes	282.0	229.1
Goodwill, net	3.5	127.8
Investment in Persol Holdings	164.2	173.2
Investment in equity affiliate	118.5	117.2
Other assets	319.9	324.1
Total noncurrent assets	1,012.3	1,074.9

Total Assets	$2,561.9	$2,480.6

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2020	2019
	(In millions of dollars)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$0.3	$1.9
Accounts payable and accrued liabilities	536.8	503.6
Operating lease liabilities	19.6	20.1
Accrued payroll and related taxes	293.0	267.6
Accrued workers' compensation and other claims	22.7	25.7
Income and other taxes	53.2	65.2
Total current liabilities	925.6	884.1

Noncurrent Liabilities
Operating lease liabilities	67.5	43.3
Accrued payroll and related taxes	58.5	—
Accrued workers' compensation and other claims	42.2	45.8
Accrued retirement benefits	205.8	187.4
Other long-term liabilities	59.3	55.5
Total noncurrent liabilities	433.3	332.0

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 36.7 million shares issued at 2020 and 36.6 million at 2019	36.7	36.6
Class B common stock, 10.0 million shares authorized; 3.4 million shares issued at 2020 and 3.5 million at 2019	3.4	3.5
Treasury stock, at cost
Class A common stock, 0.8 million shares at 2020 and 1.0 million at 2019	(16.5)	(20.3)
Class B common stock	(0.6)	(0.6)
Paid-in capital	21.3	22.5
Earnings invested in the business	1,162.9	1,238.6
Accumulated other comprehensive income (loss)	(4.2)	(15.8)
Total stockholders' equity	1,203.0	1,264.5

Total Liabilities and Stockholders' Equity	$2,561.9	$2,480.6

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2020	2019	2018
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.6	$36.6	$36.6
Conversions from Class B	0.1	—	—
Balance at end of year	36.7	36.6	36.6

Class B common stock
Balance at beginning of year	3.5	3.5	3.5
Conversions to Class A	(0.1)	—	—
Balance at end of year	3.4	3.5	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(20.3)	(25.4)	(34.6)
Net issuance of stock awards	3.8	5.1	9.2
Balance at end of year	(16.5)	(20.3)	(25.4)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	22.5	24.4	32.2
Net issuance of stock awards	(1.2)	(1.9)	(7.8)
Balance at end of year	21.3	22.5	24.4

Earnings Invested in the Business
Balance at beginning of year	1,238.6	1,138.1	983.6
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	(0.7)	—	—
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	140.0
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue	—	—	3.4
Net earnings (loss)	(72.0)	112.4	22.9
Dividends	(3.0)	(11.9)	(11.8)
Balance at end of year	1,162.9	1,238.6	1,138.1

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(15.8)	(17.1)	130.8
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—	—	(140.0)
Other comprehensive income (loss), net of tax	11.6	1.3	(7.9)
Balance at end of year	(4.2)	(15.8)	(17.1)
Stockholders’ Equity at end of year	$1,203.0	$1,264.5	$1,159.5
See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019	2018
	(In millions of dollars)
Cash flows from operating activities:
Net earnings (loss)	$(72.0)	$112.4	$22.9
Adjustments to reconcile net earnings to net cash from operating activities:
Goodwill impairment charge	147.7	—	—
Deferred income taxes	(57.1)	(18.3)	(47.5)
Depreciation and amortization	24.2	31.6	26.2
Operating lease asset amortization	21.1	22.3	—
Provision for credit losses and sales allowances	12.8	4.1	3.0
Stock-based compensation	3.9	5.6	8.1
(Gain) loss on investment in Persol Holdings	16.6	(35.8)	96.2
(Gain) loss on sale of assets	(32.1)	(12.3)	—
Asset impairment charge	—	15.8	—
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	(0.8)	3.6	(5.2)
Other, net	1.4	(0.4)	(0.8)
Changes in operating assets and liabilities, net of acquisitions	120.3	(26.4)	(41.5)

Net cash from operating activities	186.0	102.2	61.4

Cash flows from investing activities:
Capital expenditures	(15.5)	(20.0)	(25.6)
Proceeds from sale of assets	55.5	13.8	—
Acquisition of companies, net of cash received	(39.2)	(86.4)	—
Proceeds from company-owned life insurance	2.3	3.0	7.9
Proceeds from sale of Brazil, net of cash disposed	1.2	—	—
Proceeds (payments) related to loans to equity affiliate	5.6	(4.4)	(7.0)
Investment in equity securities	(0.2)	(1.0)	(5.0)
Other investing activities	0.1	0.7	(0.1)

Net cash from (used in) investing activities	9.8	(94.3)	(29.8)

Cash flows from financing activities:
Net change in short-term borrowings	(1.7)	(0.3)	(7.8)
Financing lease payments	(2.0)	(0.7)	—
Dividend payments	(3.0)	(11.9)	(11.8)
Payments of tax withholding for stock awards	(1.2)	(2.5)	(6.9)
Other financing activities	(0.2)	(0.7)	—

Net cash used in financing activities	(8.1)	(16.1)	(26.5)

Effect of exchange rates on cash, cash equivalents and restricted cash	9.4	(0.9)	(1.9)

Net change in cash, cash equivalents and restricted cash	197.1	(9.1)	3.2
Cash, cash equivalents and restricted cash at beginning of year	31.0	40.1	36.9

Cash, cash equivalents and restricted cash at end of year (1)	$228.1	$31.0	$40.1

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheet:

	2020	2019	2018
	(In millions of dollars)
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and equivalents	$223.0	$25.8	$35.3
Restricted cash included in prepaid expenses and other current assets	—	0.2	0.1
Noncurrent assets:
Restricted cash included in other assets	5.1	5.0	4.7
Cash, cash equivalents and restricted cash at end of year	$228.1	$31.0	$40.1

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a specialty talent and workforce solutions provider operating throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 3, 2021 (2020, which contained 53 weeks), December 29, 2019 (2019, which contained 52 weeks) and December 30, 2018 (2018, which contained 52 weeks). Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis. The Company’s operations in Brazil were accounted for on a one-month lag, until the Company sold the Brazil operations in the third quarter of 2020. The Company’s equity method investment in PersolKelly Pte. Ltd. are accounted for on a one-quarter lag (see Investment in PersolKelly Pte. Ltd. footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period.

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

Investment in PersolKelly Pte. Ltd. The Company has a 49% ownership interest in its equity affiliate, PersolKelly Pte. Ltd., which is accounted for under the equity method. The operating results of the equity affiliate are recorded on a one-quarter lag and included in equity in net earnings (loss) of affiliate in the consolidated statements of earnings.

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

Revenue Recognition Revenues are recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenues are recorded net of any sales, value added, or similar taxes collected from our customers. We generate revenue from: the hourly sales of services by our temporary employees to customers (“staffing services” revenue), the recruiting of permanent employees for our customers (“permanent placement” revenue), and through our talent fulfillment and outcome-based activities (“talent solutions” and “outcome-based services” revenue).

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

Staffing Services Revenue
Staffing services contracts are short-term in nature. Billings are generally negotiated and invoiced on a per-hour or per-unit basis as the temporary staffing services are transferred to the customer. Revenue from the majority of our staffing services continues to be recognized over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

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

Outcome-Based Services Revenue
Billings are generally negotiated and invoiced on a measure of time (hours, weeks, months) or per-unit basis for our services performed. We continue to recognize revenue from the majority of our outcome-based services over time as the customer simultaneously receives and consumes the services we provide. For the majority of our outcome-based services, we have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

Talent Solutions Revenue
Talent Solution services include: overall program management of our client’s contingent workforce, external vendors and/or independent contractors, end-to-end talent acquisition, and payroll outsourcing. Billings are generally negotiated and invoiced as a fee-based commission contingent on the amount of services managed through the program, a monthly management fee, measure of time (hours), or a per-unit basis for our services performed. We continue to recognize revenue for talent solution services over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

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

Allowance for Credit Losses - Trade Accounts Receivable The Company records an allowance for uncollectible accounts receivable, billed and unbilled, based on historical loss experience, customer payment patterns, current economic trends, and reasonable and supportable forecasts, as applicable. The reserve for sales allowances is also included in the allowance for uncollectible accounts receivable. The Company estimates the current expected credit losses by applying internally developed loss rates to all outstanding receivable balances by aging category. Accounts receivable are written-off against the allowance when they are deemed uncollectible. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance by recording a charge or credit to SG&A expenses for the portion of the adjustment relating to uncollectible accounts receivable, and a charge or credit to revenue from services for the portion of the adjustment relating to sales allowances.

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

Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $8.1 million in 2020, $9.4 million in 2019 and $8.7 million in 2018.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts receivable and credit losses, workers’ compensation, goodwill and long-lived asset impairment, valuation of acquired intangibles, impairment of equity affiliates, litigation costs and income taxes. Actual results could differ materially from those estimates.

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

Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Category	2020	2019	Life
	(In millions of dollars)
Land	$—	$—		—
Work in process	0.4	2.7		—
Buildings and improvements	12.9	13.0	15	to	40 years
Computer hardware and software	152.3	153.1	3	to	12 years
Equipment, furniture and fixtures	34.8	34.1		5	years
Leasehold improvements	21.9	22.9	HQ: 15 years
			Branches: Lesser of the lease or 5 years
Total property and equipment	$222.3	$225.8

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service. Depreciation expense was $16.8 million for 2020, $25.3 million for 2019 and $24.0 million for 2018.

Leases Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have an implicit borrowing rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our leases may include options allowing us in our sole discretion to extend or terminate the lease, and when it is reasonably certain that we will exercise those options, we will include those periods in our lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred.

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

Purchased intangible assets with definite lives are amortized over their respective useful lives (from 4 to 15 years) on a straight-line basis.

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
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. For segments with a goodwill balance, we have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure.

We may first use a qualitative assessment for the annual impairment test if we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value. In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events and events affecting a reporting unit.

If we elect to forgo the qualitative assessment for a reporting unit, goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value of a reporting unit exceeds the carrying value of

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.

To derive the estimated fair value of reporting units, we primarily relied on an income approach, which was validated through reconciliation to observable market capitalization data. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used significant assumptions by reporting unit, including: expected future revenue and expense growth rates, profit margins, discount rate, forecasted capital expenditures and working capital.

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

Accounts Payable Included in accounts payable are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $9.3 million and $5.9 million at year-end 2020 and 2019, respectively.

Accrued Payroll and Related Taxes Included in current accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $11.0 million and $21.9 million at year-end 2020 and 2019, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts. Included in current and noncurrent accrued payroll and related taxes are deferred U.S. payroll tax payments as allowed by COVID-19 economic relief legislation.

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

Revenue Disaggregated by Service Type

Kelly has five operating segments: Professional & Industrial (“P&I” formerly Commercial), Science, Engineering & Technology (“SET”), Education, Outsourcing & Consulting Group ("Outsourcing & Consulting," "OCG") and International. Other than OCG, each segment delivers talent through staffing services, permanent placement or outcome-based services. Our OCG segment delivers talent solutions including managed service provider ("MSP"), payroll process outsourcing ("PPO"), recruitment process outsourcing ("RPO"), and talent advisory services.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents our segment revenues disaggregated by service type (in millions):

	December Year to Date
	2020	2019	2018
Professional & Industrial
Staffing services	$1,423.3	$1,838.6	$2,100.4
Permanent placement	9.9	17.9	21.6
Outcome-based services	425.2	356.9	308.9
Total Professional & Industrial	1,858.4	2,213.4	2,430.9

Science, Engineering & Technology
Staffing services	751.8	848.2	814.3
Permanent placement	12.5	15.7	15.9
Outcome-based services	254.8	267.9	172.4
Total Science, Engineering & Technology	1,019.1	1,131.8	1,002.6

Education
Staffing services	286.4	449.8	427.1
Permanent placement	0.5	0.9	1.4
Total Education	286.9	450.7	428.5

Outsourcing & Consulting
Talent solutions	363.5	377.7	377.1
Total Outsourcing & Consulting	363.5	377.7	$377.1

International
Staffing services	971.8	1,156.8	1,245.1
Permanent placement	16.8	25.7	30.1
Total International	988.6	1,182.5	1,275.2

Total Intersegment	(0.5)	(0.5)	(0.4)

Total Revenue from Services	$4,516.0	$5,355.6	$5,513.9

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

The below table presents our revenues disaggregated by geography (in millions):

	December Year to Date
	2020	2019	2018
Americas
United States	$3,260.2	$3,892.5	$3,930.0
Canada	122.5	136.1	142.4
Mexico	114.4	123.6	125.0
Puerto Rico	77.0	74.6	96.6
Brazil	17.0	34.1	35.2
Total Americas Region	3,591.1	4,260.9	4,329.2

Europe
France	198.2	248.6	278.9
Switzerland	200.4	200.7	212.7
Portugal	141.7	179.8	196.9
Russia	118.5	117.6	100.4
United Kingdom	73.7	103.1	108.8
Italy	58.2	75.9	77.5
Germany	30.1	41.6	57.1
Ireland	19.9	33.1	44.6
Other	54.6	67.5	85.6
Total Europe Region	895.3	1,067.9	1,162.5

Total Asia-Pacific Region	29.6	26.8	22.2

Total Kelly Services, Inc.	$4,516.0	$5,355.6	$5,513.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions):

	December Year to Date
	2020	2019	2018
Science, Engineering & Technology
Americas	$1,013.7	$1,122.5	$989.9
Europe	5.4	9.3	12.7
Total Science, Engineering & Technology	$1,019.1	$1,131.8	$1,002.6

Outsourcing & Consulting
Americas	$302.2	$318.1	$321.7
Europe	31.7	32.8	33.2
Asia-Pacific	29.6	26.8	22.2
Total Outsourcing & Consulting	$363.5	$377.7	$377.1

International
Americas	$130.4	$156.7	$158.5
Europe	858.2	1,025.8	1,116.7
Total International	$988.6	$1,182.5	$1,275.2

Deferred Costs

Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $1.0 million as of year-end 2020 and $1.5 million as of 2019. Amortization expense for the deferred costs was $1.0 million for 2020, $1.6 million for 2019 and $1.7 million for 2018. As of year-end 2020, there was no impairment loss in relation to the costs capitalized.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $4.1 million as of year-end 2020 and $3.6 million as of 2019. Amortization expense for the deferred costs was $21.5 million for 2020, $14.6 million for 2019 and $13.0 million for 2018. As of year-end 2020, there was no impairment loss in relation to the costs capitalized.

3. Credit Losses

On December 30, 2019, we adopted Accounting Standards Codification ("ASC") Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures, as applicable. Results for reporting periods beginning after December 30, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting this guidance, we have updated our accounting policies (see Summary of Significant Accounting Policies footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowances in the consolidated balance sheet, is as follows (in millions):

December Year to Date
2020
Allowance for credit losses:
Beginning balance	$9.7
Impact of adopting ASC 326	0.3
Current period provision	2.0
Currency exchange effects	0.1
Write-offs	(2.3)
Ending balance	$9.8

Write-offs are presented net of recoveries, which were not material for December year to date 2020.

We are engaged in litigation with a customer over a disputed accounts receivable balance of approximately $10 million for certain services rendered more than five years ago, which is recorded as a long-term receivable in other assets in the consolidated balance sheet. In September 2020, a ruling was issued in favor of the customer, which we have appealed. Upon receiving the ruling, we increased our allowance for credit losses, which is recorded in other assets in the consolidated balance sheet, by $9.2 million to reflect the likelihood of collection.

The rollforward of our allowance for credit losses related to long-term customer receivables, which is recorded in other assets in the consolidated balance sheet, is as follows (in millions):

December Year to Date
2020
Allowance for credit losses:
Beginning balance	$1.0
Impact of adopting ASC 326	0.7
Current period provision	9.5
Currency exchange effects	(0.3)
Ending Balance	$10.9

We are also exposed to credit losses from our loan to PersolKelly Pte. Ltd. and other receivables measured at amortized cost. No other allowances related to the loan or other receivables were material for December year to date 2020. See Investment in PersolKelly Pte. Ltd. footnote for more information on the loan to PersolKelly Pte. Ltd.

4. Assets Held for Sale

Upon approval of the Company's board of directors, Kelly Properties, LLC, a wholly owned subsidiary of the Company, entered into an agreement on December 4, 2019 to sell three headquarters properties in Troy, Michigan. Accordingly, during the fourth quarter of 2019, the transaction met the criteria to classify the properties as held for sale. The properties held for sale included the parcels of land, together with all rights and easements, in addition to all improvements located on the land, including buildings. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated costs to sell and depreciation is suspended on assets upon classification to held for sale. The combined net carrying amount of the properties held for sale as of year-end 2019 was $21.2 million, which was less than the sales price in the purchase agreement, less costs to sell. The Company presented these assets as current assets held for sale on the consolidated balance sheet as of year-end 2019, and the properties were sold in the first quarter of 2020 per terms of the purchase agreement. The main headquarters building included in the sale was leased back (see Sale of Assets footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Acquisitions and Disposition

Acquisitions

In the first quarter of 2020, Kelly Services USA, LLC ("KSU"), a wholly owned subsidiary of the Company, acquired Insight Workforce Solutions LLC and its affiliate, Insight EDU LLC (collectively, "Insight"), as detailed below. In the fourth quarter of 2020, KSU acquired Greenwood/Asher & Associates, LLC ("Greenwood/Asher"), as detailed below. In the first quarter of 2019, the Company acquired NextGen Global Resources LLC (“NextGen”) and Global Technology Associates, LLC (“GTA”), as detailed below. We have accounted for these acquisitions under Accounting Standards Update (“ASU”) 2017-01, Business Combinations.

Greenwood/Asher

On November 18, 2020, KSU acquired 100% of the membership interests of Greenwood/Asher, a premier specialty education executive search firm in the U.S., for a purchase price of $3.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Greenwood/Asher at the closing date and estimated working capital adjustments resulting in the Company paying cash of $5.2 million. The purchase price of the acquisition also includes contingent consideration with an estimated fair value of $2.1 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model and the liability is recorded in other non-current liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). The earnout is expected to be paid in 2022 and 2023 after each earn-out year pursuant to the terms of the purchase agreement. Due to the limited amount of time that has passed since acquiring Greenwood/Asher, the purchase price allocation for this acquisition is preliminary and could change.

This acquisition will expand our revenue opportunities in the education industry in the U.S. Greenwood/Asher's results of operations are included in the Education segment. Pro forma results of operations for this acquisition have not been presented as they are not material to the consolidated statements of earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$2.4
Trade accounts receivable	0.4
Property and equipment	0.2
Deferred taxes	0.2
Goodwill	3.5
Intangibles	1.9
Other noncurrent assets	0.3
Current liabilities	(1.2)
Noncurrent liabilities	(0.4)
Assets acquired net of liabilities assumed	$7.3

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the Greenwood/Asher acquisition was approximately $1.9 million of intangible assets, made up of $1.3 million of customer relationships and $0.6 million associated with Greenwood/Asher's trade name. The customer relationships will be amortized over 10 years with no residual value and the trade name will be amortized over 10 years with no residual value. Goodwill generated from the acquisition was primarily attributable to the expected synergies from combining operations and expanding market potential, and was assigned to the Education reporting unit (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $0.9 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Insight

On January 14, 2020, KSU acquired 100% of the membership interests of Insight, an educational staffing company in the U.S., for a purchase price of $34.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Insight at the closing date and estimated working capital adjustments resulting in the Company paying cash of $38.1 million. The purchase price of the acquisition also includes contingent consideration with an estimated fair value of $1.6 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Monte Carlo simulation and the liability is recorded in accounts payable and accrued liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). Subsequently, the earnout was revalued, resulting in a net increase to the liability of $0.1 million. The earnout is expected to be paid in the next 12 months pursuant to the terms of the purchase agreement. In the second quarter of 2020, the Company paid a working capital adjustment of $0.1 million. As of year-end 2020, the purchase price allocation is final.

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

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the Insight acquisition was approximately $10.6 million of intangible assets, made up entirely of customer relationships. The customer relationships will be amortized over 10 years with no residual value. Goodwill generated from the acquisition was primarily attributable to the expected synergies from combining operations and expanding market potential, and was assigned to the Americas Staffing reporting unit (see Goodwill and Intangible Assets footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $18.6 million.

NextGen Global Resources

On January 2, 2019, the Company acquired 100% of the membership interests of NextGen, a leading provider of telecommunications staffing services, for a purchase price of $51.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by NextGen at the closing date and estimated working capital adjustments resulting in the Company paying cash of $54.3 million. Due to the date of the acquisition, the December year to date 2019 actual results represent the December year to date 2019 pro forma results.

This acquisition will increase our presence and market share in the telecommunications industry within the engineering staffing solutions market. NextGen’s results of operations are included in the Science, Engineering & Technology segment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash	$3.5
Trade accounts receivable	19.7
Other current assets	0.3
Goodwill	13.7
Intangibles	21.5
Other noncurrent assets	0.5
Current liabilities	(4.9)
Assets acquired net of liabilities assumed	$54.3

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the NextGen acquisition was approximately $21.5 million of intangible assets, made up of $12.9 million in customer relationships, $8.1 million associated with NextGen’s trade name and $0.5 million for non-compete agreements. The customer relationships are being amortized over 10 years with no residual value, the trade name is being amortized over 15 years with no residual value and the non-compete agreements are being amortized over five years with no residual value. Goodwill generated from this acquisition is primarily attributable to the market potential as a staffing services provider to the expanding telecommunications industry, and was assigned to the Americas Staffing reporting unit (see Goodwill and Intangible Assets footnote). All of the goodwill is deductible for tax purposes.

Global Technology Associates

On January 2, 2019, in a separate transaction, the Company acquired 100% of the membership interests of GTA, a leading provider of engineering, technology and business consulting solutions in the telecommunications industry, for a purchase price of $34.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by GTA at the closing date and estimated working capital adjustments resulting in the Company paying cash of $35.7 million. Due to the date of the acquisition, the December year to date 2019 actual results represent the December year to date 2019 pro forma results.

This acquisition will increase our presence and market share in the telecommunications industry within the engineering outcome-based solutions market. GTA’s results of operations are included in Science, Engineering & Technology segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$0.1
Trade accounts receivable	13.9
Other current assets	0.1
Goodwill	6.8
Intangibles	17.3
Other noncurrent assets	0.4
Current liabilities	(2.9)
Assets acquired net of liabilities assumed	$35.7

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the GTA acquisition was approximately $17.3 million of intangible assets, made up of $12.1 million in customer relationships, $4.0 million associated with GTA’s trade name and $1.2 million for non-compete agreements. The customer relationships are being amortized over 10 years with no residual value, the trade name is being amortized over 15 years with no residual value and the non-compete agreements are being amortized over five years with no residual value. Goodwill generated from this acquisition is primarily attributable to the market potential as a solutions provider to the expanding telecommunications industry, and was assigned to the GTS reporting unit (see Goodwill and Intangible Assets footnote). All of the goodwill is deductible for tax purposes.

As noted above, goodwill related to the Insight and NextGen acquisitions was assigned to the Americas Staffing reporting unit and the goodwill related to the GTA acquisition was assigned to the GTS reporting unit. The goodwill related to these

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
acquisitions was included in the goodwill impairment charge taken in the first quarter of 2020. The goodwill impairment charge resulted from an interim goodwill impairment test triggered by declines in our common stock price as a result of negative market reaction to the COVID-19 crisis (see Goodwill and Intangible Assets footnote).

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

Disposition

On August 18, 2020, the Company sold its Brazil operations for a purchase price of $1.4 million. The Company received cash proceeds of $1.2 million, net of cash disposed. As a part of the transaction, the Company has agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. Accordingly, the Company recorded an indemnification liability of $2.5 million in other long-term liabilities in the consolidated balance sheet, which represented the fair value of the liability (see Fair Value Measurements footnote) and completely offset the gain on the sale.

6. Investment in Persol Holdings

The Company has a yen-denominated investment through the Company's subsidiary, Kelly Services Japan, Inc., in the common stock of Persol Holdings Co., Ltd. ("Persol Holdings"), the 100% owner of Persol Asia Pacific Pte. Ltd., the Company's joint venture partner in PersolKelly Pte. Ltd. ("the JV"). As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). The Company adopted ASU 2016-01 and as a result, effective January 1, 2018, all changes in fair value on the investment are recognized in net earnings which previously were recorded in other comprehensive income. A cumulative catch-up adjustment of the prior net unrealized gains previously recorded in other comprehensive income, and in accumulated other comprehensive income (loss), a component of stockholders’ equity, was recorded in earnings invested in the business as of January 1, 2018 for $140.0 million, net of $69.9 million of taxes.

A loss on the investment of $16.6 million, a gain on the investment of $35.8 million, and a loss on the investment of $96.2 million for the years ended 2020, 2019, and 2018, respectively, was recorded entirely in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Investment in PersolKelly Pte. Ltd.

The Company has a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing services business operating in eight geographies in the Asia-Pacific region. The operating results of the Company’s interest in the JV are accounted for on a one-quarter lag under the equity method and are reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to earnings of $0.8 million in 2020, a loss of $3.6 million in 2019 and earnings of $5.2 million in 2018. This investment is evaluated for indicators of impairment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity method investment, we will adjust the carrying amount of the investment to the current fair value.

The investment in equity affiliate on the Company’s consolidated balance sheet totaled $118.5 million as of year-end 2020 and $117.2 million as of year-end 2019. The net amount due from the JV, a related party, was $5.6 million as of year-end 2020 and $10.9 million as of year-end 2019. The Company made loans, proportionate to its 49% ownership, to the JV for $7.0 million in 2018 and an additional $4.4 million in the third quarter of 2019 to fund working capital requirements as a result of their sustained revenue growth. In the fourth quarter of 2020, the JV repaid $5.6 million of the outstanding loan balance. The remaining balance of the loans is included in other assets in the consolidated balance sheet and included in the net amounts due from the JV. The carrying value of the loans approximates the fair value based on market interest rates. Accrued interest receivable, which is included in prepaid expenses and other current assets in the consolidated balance sheet, was not material at year-end 2020 or year-end 2019. The JV is a supplier to certain MSP programs in the region and the amounts for services provided to the Company, which are included in trade accounts payable in the consolidated balance sheet, are not material.
Expected credit losses are estimated over the contractual term of the loans. The required allowance is based on current and projected financial information from the JV, market-specific information and other relevant data available to the Company, as applicable. The allowance was not material at year-end 2020.
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

8. Fair Value Measurements

Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of year-end 2020 and 2019 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements on a Recurring Basis As of Year-End 2020
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$120.3	$120.3	$—	$—
Investment in Persol Holdings	164.2	164.2	—	—

Total assets at fair value	$284.5	$284.5	$—	$—

Brazil indemnification	$(2.6)	$—	$—	$(2.6)
Greenwood/Asher earnout	(2.1)	—	—	(2.1)
Insight earnout	(1.7)	—	—	(1.7)

Total liabilities at fair value	$(6.4)	$—	$—	$(6.4)

	Fair Value Measurements on a Recurring Basis As of Year-End 2019
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$4.9	$4.9	$—	$—
Investment in Persol Holdings	173.2	173.2	—	—

Total assets at fair value	$178.1	$178.1	$—	$—

Money market funds as of year-end 2020 and 2019 represent investments in money market accounts that hold government securities, of which $5.1 million and $4.9 million, respectively, are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.  The increase in money market funds from year-end 2019 was the result of higher cash and cash equivalent balances as of the end of the year from an increase in cash flows from operations.

The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $20.1 million at year-end 2020 and $18.9 million at year-end 2019.

As of year-end 2020, the Company had an indemnification liability of $2.6 million in other long-term liabilities on the consolidated balance sheet related to the sale of the Brazil operations (see Acquisitions and Disposition footnote). The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and will be measured on a recurring basis and fluctuates based on foreign exchange rates. During year to date 2020, the Company recognized $2.6 million, including foreign currency fluctuations, in expenses related to the indemnification liability in other income (expense), net in the consolidated statements of earnings.

In connection with the first quarter 2020 acquisition of Insight, the Company has recorded an earnout liability of $1.7 million as of year-end 2020 in accounts payable and accrued liabilities in the consolidated balance sheet (see Acquisitions and Dispositions footnote). The valuation of the earnout liability was initially established using a Monte Carlo simulation and represents the fair value and is considered a level 3 liability. During 2020, the Company recognized $0.1 million of expense related to the earnout liability within SG&A expenses in the consolidated statements of earnings.

In connection with the fourth quarter 2020 acquisition of Greenwood/Asher, the Company has recorded an earnout liability of $2.1 million as of year-end 2020 in other non-current liabilities in the consolidated balance sheet (see Acquisitions and

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Dispositions footnote). The valuation of the earnout liability was established using a Black Scholes model and represents the fair value and is considered a level 3 liability.

Equity Investments Without Readily Determinable Fair Value

The Company has a minority investment in Business Talent Group, LLC, which is included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The carrying amount of $5.0 million as of year-end 2020 and 2019 represents the purchase price. There have been no observable price changes to the carrying amount or impairments.

The Company also has a minority investment in Kenzie Academy Inc., which is included in other assets in the consolidated balance sheet. This investment is also measured using the measurement alternative for equity investments without a readily determinable fair value as described above. The investment totaled $1.4 million as of year-end 2020 and $1.3 million at year-end 2019, representing total cost plus observable price changes to date.

Assets Measured at Fair Value on a Nonrecurring Basis

Due to the negative market reaction to the COVID-19 crisis, including declines in our common stock prices, management determined that a triggering event occurred during the first quarter of 2020. We therefore performed an interim step one quantitative impairment test for both of our previous reporting units with goodwill. As a result of this quantitative assessment, we determined that the estimated fair value of the reporting units no longer exceeded the carrying value, and recorded a goodwill impairment charge of $147.7 million in the first quarter of 2020. In the fourth quarter of 2020, we performed a qualitative analysis to determine whether a further quantitative analysis was necessary. As a result of the qualitative assessment, we determined it was more likely than not that the fair value of the reporting unit with goodwill was more than its carrying value and a further quantitative assessment was not necessary (see Goodwill and Intangible Assets footnote). In 2019, we performed a step one quantitative test for all of our reporting units with goodwill. The estimated fair value of each reporting unit tested exceeded its related carrying value. As a result of the quantitative assessment, we determined it was more likely than not that the fair value of each of the reporting units was more than its carrying value.

9. Restructuring

In the first quarter of 2020, the Company took restructuring actions to align costs with expected revenues, position the organization to adopt a new operating model later in 2020 and to align the U.S. field office facilities footprint with a more technology-enabled service delivery methodology.

In the fourth quarter of 2020, the Company took several restructuring actions with a goal to provide sustainable cost reductions as a result of the continuing COVID-19 demand disruption. The restructuring actions included involuntary terminations, a Voluntary Separation Plan ("VSP") and a Voluntary Retirement Plan ("VRP"). Employees were included in the VSP based on the functions that were being reorganized, and not by age or years of service. For the VRP, eligible employees were selected based on their age and years of service.

Restructuring costs incurred in 2020 totaled $12.8 million and are recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars).

	Lease Termination Costs	Severance Costs	Total

Professional & Industrial	$3.5	$2.5	$6.0
Science, Engineering & Technology	0.5	0.1	0.6
Education	0.1	0.9	1.0
Outsourcing & Consulting	—	0.3	0.3
International	0.7	0.7	1.4
Corporate	—	3.5	3.5
Total	$4.8	$8.0	$12.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restructuring costs incurred in 2019 totaled $5.5 million. Professional & Industrial incurred $5.1 million and Science, Engineering & Technology incurred $0.4 million. The restructuring costs, which were all severance related, were recorded in SG&A expenses in the consolidated statements of earnings. No restructuring costs were incurred in 2018.

A summary of our global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars).

Balance as of year-end 2019	$0.3
Additions charged to Professional & Industrial	6.0
Additions charged to Science, Engineering & Technology	0.6
Additions charged to Education	1.0
Additions charged to Outsourcing & Consulting	0.3
Additions charged to International	1.4
Additions charged to Corporate	3.5
Reductions for lease termination costs related to fixed assets	(0.6)
Reductions for cash payments related to all restructuring activities	(9.0)
Balance as of year-end 2020	$3.5

The remaining balance of $3.5 million as of year-end 2020 primarily represents severance costs and the majority is expected to be paid during the first two quarters of 2021. No material adjustments are expected to be recorded.

10. Goodwill and Intangible Assets

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

In performing the step one quantitative test and consistent with our prior practice, we determined the fair value of each reporting unit using the income approach, which was validated through reconciliation to observable market capitalization data. Under the income approach, estimated fair value was determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows were based on our internal projection model and reflects management’s outlook for the reporting units. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. Our analysis used significant assumptions by reporting unit, including: expected future revenue and expense growth rates, profit margins, discount rate, forecasted capital expenditures and working capital.

As discussed in the Segment Disclosures footnote, during the third quarter of 2020, the Company adopted a new operating model reflecting the Company's focus on delivering specialty talent solutions, which resulted in a change in our operating segments and reporting units. Due to the complete write-off of goodwill in the first quarter of 2020, reallocation of goodwill to the new reporting units as part of the third quarter 2020 change in segment reporting was not necessary. Subsequently, the goodwill resulting from the acquisition of Greenwood/Asher during the fourth quarter of 2020 (see Acquisitions and Disposition footnote) was allocated to the Education operating segment, which was deemed to be a reporting unit, under the new operating model.

During the fourth quarter of 2020, the Company performed a qualitative analysis (a "step zero" test) to determine whether a further quantitative analysis was necessary. The step zero test includes making judgments and assessments to determine whether any events or circumstances have occurred that makes it more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of this qualitative assessment, a step one quantitative analysis was not deemed necessary and the Company determined goodwill was not impaired as of year-end 2020.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The changes in the carrying amount of goodwill for the fiscal year 2020 are included in the table below. See Acquisitions and Disposition footnote for a description of the additions to goodwill.

	As of Year-End 2019	Additions to Goodwill	Impairment Adjustments	As of Year-End 2020
	(In millions of dollars)
Americas Staffing	$58.5	$19.9	$(78.4)	$—
Global Talent Solutions	69.3	—	(69.3)	—
Education	—	3.5	—	3.5
Total	$127.8	$23.4	$(147.7)	$3.5

Intangible assets, excluding fully-amortized intangibles, are included within other assets on our consolidated balance sheet and consist of the following (in millions of dollars):

		2020			2019
	Useful lives	Gross Carrying amount	Less: Accumulated Amortization	Net	Gross Carrying amount	Less: Accumulated Amortization	Net
Customer relationships	10 years	$52.0	$13.1	$38.9	$40.1	$8.3	$31.8
Candidate database	4 years	1.5	1.3	0.2	1.5	0.9	0.6
Trade names	10-15 years	12.7	1.6	11.1	12.1	0.8	11.3
Non-compete agreements	5 years	1.7	0.6	1.1	1.7	0.3	1.4
Trademarks	10 years	4.8	0.5	4.3	4.8	—	4.8
Total		$72.7	$17.1	$55.6	$60.2	$10.3	$49.9

The year-over-year change in total intangible assets was due to the intangibles purchased in connection with the Insight and Greenwood/Asher acquisitions (see Acquisitions and Disposition footnote). Intangible amortization expense, which is included in SG&A expense in the consolidated statements of earnings, was $6.8 million, $5.4 million and $1.8 million in 2020, 2019 and 2018, respectively. The amortization expense will be $6.7 million in 2021, $6.5 million in 2022 and 2023 and $6.2 million in 2024 and 2025.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Other Assets

Included in other assets are the following:

	2020	2019
	(In millions of dollars)
Life insurance cash surrender value (see Retirement Benefits footnote)	$220.3	$200.6
French CICE (1)	—	18.2
Intangibles, net of accumulated amortization of $26.7 million in 2020 and $24.7 million in 2019 (2)	55.6	49.9
Long-term customer receivable (3)	2.4	12.4
Workers' compensation and other claims receivable (4)	6.1	7.7
Other	35.5	35.3

Other assets	$319.9	$324.1

(1) French CICE, a wage subsidy receivable related to a law to enhance the competitiveness of businesses in France, was monetized in the second quarter of 2020.

(2) See Goodwill and Intangible Assets footnote for a detailed listing of intangible assets and related accumulated amortization.

(3) The reserve against the long-term customer receivable was increased during the third quarter of 2020.

(4) Workers’ compensation and other claims receivable represents receivables from the insurance company for U.S. workers’ compensation and automobile liability claims in excess of the applicable loss limits.

12. Leases

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of lease expense were as follows (in millions of dollars):

		December Year to Date	December Year to Date
Description	Statements of Earnings Location	2020	2019
Operating:
Operating lease cost	Selling, general and administrative expenses	$27.0	$26.7
Short-term lease cost	Selling, general and administrative expenses	3.6	3.5
Variable lease cost	Selling, general and administrative expenses	6.8	6.7
Financing:
Amortization of ROU assets	Selling, general and administrative expenses	1.3	0.4
Interest on lease liabilities	Other income (expense), net	0.4	0.2
Total lease cost		$39.1	$37.5

Supplemental consolidated balance sheet information related to leases was as follows (in millions of dollars):

Description	Balance Sheet Location	As of Year-End 2020	As of Year-End 2019
ROU Assets:
Operating	Operating lease right-of-use assets	$83.2	$60.4
Financing	Property and equipment	7.0	4.1
Total lease assets		$90.2	$64.5

ROU Liabilities:
Operating - current	Operating lease liabilities, current	$19.6	$20.1
Financing - current	Accounts payable and accrued liabilities	1.8	1.3
Operating - noncurrent	Operating lease liabilities, noncurrent	67.5	43.3
Financing - noncurrent	Other long-term liabilities	2.8	2.1
Total lease liabilities		$91.7	$66.8

Weighted average remaining lease terms and discount rates were as follows:

	December Year to Date	December Year to Date
	2020	2019
Weighted average remaining lease term (years):
Operating leases	8.1	3.9
Financing leases	3.3	3.6
Weighted average discount rate:
Operating leases	5.1%	5.7%
Financing leases	5.4%	4.9%

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other information related to leases was as follows (in millions of dollars):

	December Year to Date	December Year to Date
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25.4	$26.0
Financing cash flows from financing leases	2.0	0.7

ROU assets obtained in exchange for new lease obligations:
Operating leases	$43.3	$9.2
Financing leases	3.1	4.1

Maturities of lease liabilities as of year-end 2020 were as follows (in millions of dollars):

	Operating Leases	Financing Leases
2021	$23.4	$2.1
2022	17.5	2.0
2023	12.6	0.9
2024	9.5	—
2025	6.9	—
Thereafter	36.2
Total future lease payments	106.1	5.0
Less: Imputed interest	19.0	0.4
Total	$87.1	$4.6

Lease expense for fiscal year 2018 amounted to $31.4 million.

During the first quarter of 2020, the Company sold its main headquarters building and entered into a leaseback agreement, which is accounted for as an operating lease (see Sale of Assets footnote). As of first quarter-end 2020, we recognized $37.6 million of ROU assets within operating lease right-of-use assets, $1.2 million of current lease liabilities within operating lease liabilities, current and $36.1 million of noncurrent lease liabilities within operating lease liabilities, noncurrent in the consolidated balance sheet, with a discount rate of 4.8% over a 15-year lease term related to this lease.

13. Debt

Short-Term Debt

The Company has a $200.0 million, five-year revolving credit facility (the "Facility") with a termination date of December 5, 2024. The Facility allows for borrowings in various currencies and is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At year-end 2020, there were no borrowings under the Facility and a remaining borrowing capacity of $200.0 million. At year-end 2019, there were no borrowings under the Facility and the remaining borrowing capacity was $200.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 15.0 basis points at year-end 2020 and 2019. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2020:

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The Company has a Receivables Purchase Agreement with Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), related to its $150.0 million, three-year, securitization facility (the “Securitization Facility”). The Receivables Purchase Agreement will terminate December 5, 2022, unless terminated earlier pursuant to its terms.

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

As of year-end 2020, the Securitization Facility had no short-term borrowings, SBLCs of $53.0 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $97.0 million. As of year-end 2019, the Securitization Facility had no short-term borrowings, SBLCs of $52.3 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $97.7 million.  The rate for short-term borrowings includes the LIBOR interest rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a commitment fee of 40 basis points on the unused capacity.

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

The Company had total unsecured, uncommitted short-term local credit facilities of $9.6 million as of year-end 2020. There were borrowings of $0.3 million under these lines at year-end 2020, compared to $1.1 million at year-end 2019. The weighted average interest rate for these borrowings, which was related to Malaysia at year-end 2020 and Malaysia, Brazil and India at year-end 2019, was 4.13% at year-end 2020 and 6.76% at year-end 2019. Included in short-term borrowings at year-end 2019 was $0.8 million of bank overdrafts.

14. Retirement Benefits

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
To mitigate the impact of the COVID-19 pandemic on the results of our operations, the Company temporarily suspended the Company matching contributions to the qualified and nonqualified defined contribution plans from April to December, 2020.

The liability for the nonqualified plans was $216.8 million and $202.7 million as of year-end 2020 and 2019, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits in the consolidated balance sheet. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses in the consolidated statements of earnings, were earnings of $23.0 million in 2020, earnings of $32.5 million in 2019 and a loss of $8.6 million in 2018.

In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $220.3 million and $200.6 million at year-end 2020 and 2019, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheet. During 2020, 2019 and 2018, proceeds of $2.3 million, $3.0 million and $7.9 million, respectively, were received in connection with these policies. Tax-free earnings or loss on these assets, which were included in SG&A expenses in the consolidated statements of earnings and which offset the related earnings or loss on the liability, were earnings of $23.1 million in 2020, earnings of $32.2 million in 2019 and a loss of $8.8 million in 2018.

The net expense for retirement benefits for the qualified and nonqualified plans, including Company-matching contributions for full-time employees, totaled $3.2 million in 2020, $9.1 million in 2019 and $9.5 million in 2018. This expense is included in total SG&A expenses in the consolidated statements of earnings. The expense related to retirement plan contributions for temporary employees, which is included in cost of services, is reimbursed by our customers.

International Defined Benefit Plans

The Company has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2020 were $17.6 million, $11.3 million and $6.3 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2019 were $14.8 million, $9.8 million and $5.0 million, respectively. Total pension expense for these plans was $0.6 million in 2020, $0.3 million in 2019 and $0.5 million in 2018. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2021 are not significant.

15. Stockholders’ Equity

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during 2020, 2019 and 2018 are included in the table below. Amounts in parentheses indicate debits. See Investment in Persol Holdings footnote for a description of the cumulative-effect adjustment from the adoption of ASU 2016-01.

	2020		2019		2018
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(13.2)		$(15.7)		$(6.9)
Other comprehensive income (loss) before classifications	13.9		2.5		(8.4)
Amounts reclassified from accumulated other comprehensive income	(1.5)	(1)	—	(1)	(0.4)	(1)
Net current-period other comprehensive income (loss)	12.4		2.5		(8.8)
Ending balance	(0.8)		(13.2)		(15.7)

Unrealized gains and losses on investment:
Beginning balance	—		—		140.0
Cumulative-effect adjustment from adoption of ASU 2016-01, Financial Instruments	—		—		(140.0)
Other comprehensive income (loss) before classifications	—		—		—
Amounts reclassified from accumulated other comprehensive income	—		—		—
Net current-period other comprehensive income (loss)	—		—		(140.0)
Ending balance	—		—		—

Pension liability adjustments:
Beginning balance	(2.6)		(1.4)		(2.3)
Other comprehensive income (loss) before classifications	(0.9)		(1.3)		0.8
Amounts reclassified from accumulated other comprehensive income	0.1	(2)	0.1	(2)	0.1	(2)
Net current-period other comprehensive income (loss)	(0.8)		(1.2)		0.9
Ending balance	(3.4)		(2.6)		(1.4)

Total accumulated other comprehensive income (loss)	$(4.2)		$(15.8)		$(17.1)
(1)Amount was recorded in the other expense, net line item in the consolidated statements of earnings.

(2)Amount was recorded in the SG&A expenses line item in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Earnings Per Share

The reconciliation of basic earnings per share on common stock for the year-end 2020, 2019 and 2018 follows (in millions of dollars except per share data).

	2020	2019	2018
Net earnings (loss)	$(72.0)	$112.4	$22.9
Less: Earnings allocated to participating securities	—	(1.1)	(0.2)
Net earnings (loss) available to common shareholders	$(72.0)	$111.3	$22.7

Average common shares outstanding (millions):
Basic	39.3	39.1	38.8
Dilutive share awards	—	0.1	0.3
Diluted	39.3	39.2	39.1

Basic earnings (loss) per share	$(1.83)	$2.85	$0.59
Diluted earnings (loss) per share	$(1.83)	$2.84	$0.58

Potentially dilutive shares outstanding are primarily related to performance shares for 2020, 2019, and 2018.

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

Dividends paid per share for Class A and Class B common stock were $0.075 for 2020 and $0.30 for 2019 and 2018.

17. Stock-Based Compensation

Under the Equity Incentive Plan, amended and restated February 15, 2017 and approved by the stockholders of the Company on May 10, 2017 (the “EIP”), the Company may grant restricted stock and performance awards associated with the Company’s Class A stock to key employees. For shares granted prior to May 10, 2017, the EIP provides that the maximum number of shares available for grants is 15% of the outstanding Class A Stock, adjusted for EIP activity over the preceding five years. For shares granted after May 10, 2017, the amended EIP provides that the maximum number of shares available for grants is 4.7 million. The Company has no plans to issue additional shares under the provision that was in effect prior to May 10, 2017. Under the provision that was in effect for shares granted after May 10, 2017, shares available for future grants at year-end 2020 were 3.3 million. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company recognized stock-based compensation cost of $3.9 million in 2020, $5.6 million in 2019 and $8.1 million in 2018, as well as related tax benefits of $0.4 million in 2020, $1.3 million in 2019 and $4.4 million in 2018.

Restricted Stock

Restricted stock, which typically vests pro-rata over four years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock under the EIP as of year-end 2020 and changes during this period is presented as follows below (in thousands of shares except per share data):

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2019	360	$24.92
Granted	80	15.97
Vested	(120)	24.03
Forfeited	(39)	24.88
Nonvested at year-end 2020	281	$22.74

As of year-end 2020, unrecognized compensation cost related to unvested restricted stock totaled $4.1 million. The weighted average period over which this cost is expected to be recognized is approximately 1.6 years. The weighted average grant date fair value per share of restricted stock granted during 2020, 2019 and 2018 was $15.97, $24.76 and $28.79, respectively. The total fair value of restricted stock, which vested during 2020, 2019 and 2018, was $2.4 million, $3.3 million and $4.9 million, respectively.

Performance Shares

During 2020, 2019 and 2018, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance awards, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific gross profit and operating earnings performance goals ("financial measure performance awards") over a stated period of time or may be earned based on the Company’s total shareholder return (“TSR”) relative to the S&P SmallCap 600 Index (“TSR performance awards”). The financial measure performance awards and TSR performance awards have a performance period of three years and will cliff-vest after the approval by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares. Additionally, the Company also granted single financial measure performance shares to certain senior officers, which will be satisfied with the issuance of shares out of treasury stock, and is contingent upon the achievement of one performance measure with a one-year performance period. These single financial measure performance shares vest over four years and earn dividends, which are not paid until the awards vest.

2020 Grant

The 2020 performance share grant ("2020 grant") consisted of 114,564 single financial measure performance shares, which have a one-year performance period based on a specific operating earnings performance goal. The 2020 single financial measure performance awards have a weighted average grant date fair value of $22.59 per share.

2019 Grant

For the 2019 performance share grant (“2019 grant”), the total target number of performance shares granted was 260,000 of which 207,000 shares were eligible to earn up to the maximum number of performance shares of 413,000, which assumes 200% of the target shares originally granted, and may be earned upon achievement of two financial goals. The 2019 financial measure performance awards were granted with a market condition in the form of a relative TSR modifier, which could impact the number of shares earned as determined at the end of the performance period. The number of shares earned based on financial measures’ results will be reduced, increased or remain the same based on the Company’s TSR relative to the S&P SmallCap 600 Index. The maximum number of performance shares that may be earned is 200% of the target shares originally granted and the TSR modifier will not increase payouts above the maximum. The 2019 grant also included 53,000 single financial measure performance shares.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The 2019 financial measure performance awards have a weighted average grant date fair value of $25.54 per share, which was determined using a Monte Carlo valuation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate. The total nonvested shares at maximum level (200%) related to 2019 financial measure performance awards at year-end 2020 is 264,160.

2018 Grant

For the 2018 performance share grant (“2018 grant”), the total target number of performance shares granted was 222,000, of which 177,000 shares (118,000 of financial measure performance awards and 59,000 of TSR performance awards) were eligible to earn up to the maximum number of performance shares of 355,000, which assumes 200% of the target shares originally granted. The 2018 grant also included 45,000 single financial measure performance shares.

The financial measure performance awards have a weighted average grant date fair value of $28.40. For each of the two financial measures, there are annual goals set in February of each year, with the total award payout based on a cumulative average of the 2018, 2019, and 2020 goals. Accordingly, the Company remeasures the fair value of the 2018 financial measure performance shares each reporting period until the 2020 goals are set, after which the fair value will be fixed for the remaining performance period. During the first quarter of 2020, the final year of goals was set and the grant date fair value for the 2018 financial measure performance shares was set at $16.99 and remained fixed for the remaining performance period. The TSR performance awards have an estimated fair value of $31.38, which was computed using a Monte Carlo simulation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free rate.

Based upon the level of achievement of specific financial performance goals and the Company's relative to the S&P SmallCap 600 Index for the 2018 grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 16, 2021, the Compensation Committee approved the actual performance achievement of the financial measure performance awards, which was below the threshold level and resulted in no payout for the 2018 grant. The actual achievement of the TSR performance awards was below the threshold level and resulted in no payout for the 2018 grant.

There are no nonvested shares related to the 2018 financial measure performance awards and TSR performance awards at year-end 2020.

A summary of the status of all nonvested performance shares at target for 2020 is presented as follows below (in thousands of shares except per share data). The majority of the vested shares in the table below is related to the 2017 performance share grant, which cliff-vested after approval from the Compensation Committee during the first quarter of 2020. The majority of the forfeited shares in the table below is related to the separation of two former senior officers during the third quarter of 2020. The vesting adjustment in the table below represents the 2017 Total Shareholder Return ("TSR") performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2019	502	$24.21	114	$25.24
Granted	115	22.59	—	—
Vested	(155)	24.02	—	—
Forfeited	(96)	24.85	(5)	31.38
Vesting Adjustment	—	—	(62)	20.15
Nonvested at year-end 2020	366	$22.40	47	$31.38

As of year-end 2020, unrecognized compensation cost related to all unvested financial measure performance shares and TSR performance shares totaled $2.6 million and $0.0 million, respectively. The weighted average period over which the costs are expected to be recognized is approximately 2.5 years for financial measure performance shares and 0 years for TSR performance shares. The total fair value of financial measure performance shares and TSR performance shares, which vested during 2020, was $1.8 million and $0.0 million, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Sale of Assets

In the second quarter of 2020, the Company monetized wage subsidy receivables outside the U.S. for $16.9 million, net of fees and 5% retainer. The sale of these receivables was accounted for as a sale of financial assets with certain recourse provisions in which we derecognized the receivables. Although the sale of receivables is with recourse, the Company did not record a recourse obligation as of year-end 2020 as the Company has concluded the receivables are collectible. The net cash proceeds related to the sale are included in operating activities in the consolidated statements of cash flows and the fees related to the sale are included in SG&A expenses in the consolidated statements of earnings.

On March 20, 2020, the Company sold three of our four headquarters properties for a purchase price of $58.5 million as a part of a sale and leaseback transaction. The properties included the parcels of land, together with all rights and easements, in addition to all improvements located on the land, including buildings. The Company received cash proceeds of $55.5 million, which was net of transaction expenses. As of the date of the sale, the properties had a combined net carrying amount of $23.4 million. The resulting gain on the sale of the assets was $32.1 million which is recorded in gain on sale of assets in the consolidated statements of earnings. The Company leased back the main headquarters building on the same date; see the Leases footnote for discussion of the sale and leaseback transaction.

Gain on sale of assets of $12.3 million in 2019 primarily represents the sale of unused land located near the Company headquarters in the second quarter of 2019, and includes the excess of the $11.7 million sale proceeds over the cost of the parcel. The gain on sale of assets also includes proceeds of $2.1 million from the transfer of customer contracts related to the Company’s legal specialty operations to a third party during the second quarter of 2019.

19. Asset Impairment Charge

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

20. Other Income (Expense), Net

Included in other income (expense), net are the following:

	2020	2019	2018
	(In millions of dollars)
Interest income	$0.6	$1.1	$0.8
Interest expense	(3.0)	(4.2)	(3.1)
Dividend income	2.4	2.5	1.6
Foreign exchange gains (losses)	3.3	(0.8)	0.3
Other	0.1	0.2	(0.2)

Other income (expense), net	$3.4	$(1.2)	$(0.6)

Dividend income includes dividends earned on the Company’s investment in Persol Holdings (see Investment in Persol Holdings footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Income Taxes

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate for the years 2020, 2019 and 2018 were taxed under the following jurisdictions:

	2020	2019	2018
	(In millions of dollars)
Domestic	$(84.7)	$46.6	$53.1
Foreign	(22.1)	69.8	(62.5)
Total	$(106.8)	$116.4	$(9.4)

The provision for income taxes was as follows:

	2020	2019	2018
	(In millions of dollars)
Current tax expense:
U.S. federal	$8.2	$4.7	$6.1
U.S. state and local	5.9	3.0	3.1
Foreign	9.0	11.0	11.2
Total current	23.1	18.7	20.4
Deferred tax (benefit) expense:
U.S. federal	(36.0)	(19.4)	(15.6)
U.S. state and local	(12.3)	(1.6)	1.0
Foreign	(8.8)	2.7	(32.9)
Total deferred	(57.1)	(18.3)	(47.5)
Total provision	$(34.0)	$0.4	$(27.1)

Deferred income taxes reflect the temporary differences between the asset and liability basis for financial reporting purposes and the amounts used for income tax purposes, at the relevant tax rate. The deferred tax assets and liabilities are comprised of the following:

	2020	2019
	(In millions of dollars)
Depreciation and amortization	$(10.5)	$(28.6)
Employee compensation and benefit plans	61.4	58.4
Accrued payroll and related taxes	29.6	—
Accrued workers’ compensation	13.4	14.8
Investment in Persol Holdings	(39.1)	(42.5)
Investment in equity affiliate	(13.1)	(13.8)
Operating lease liabilities	21.7	15.7
Loss carryforwards	33.6	30.4
Credit carryforwards	161.2	167.1
Other, net	4.3	3.5
Valuation allowance	(20.2)	(19.0)
Net deferred tax assets	$242.3	$186.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The deferred tax balance is classified in the consolidated balance sheet as:

	2020	2019
	(In millions of dollars)
Deferred tax asset	$282.0	$229.1
Other long-term liabilities	(39.7)	(43.1)
	$242.3	$186.0

The Company has U.S. general business credit carryforwards of $153.3 million which will expire from 2034 to 2040, foreign tax credit carryforwards of $7.8 million which will expire from 2022 to 2030 and $0.1 million of state credit carryforwards which will expire from 2026 to 2040. The net tax effect of state and foreign loss carryforwards at year-end 2020 totaled $33.6 million, $1.9 million of which expire between 2021 to 2037, and $31.7 million of which have no expiration.

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

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% in 2020, 2019, and 2018 as follows:

	2020	2019	2018
	(In millions of dollars)
Income tax based on statutory rate	$(22.4)	$24.4	$(2.0)
State income taxes, net of federal benefit	(5.1)	1.1	3.2
Foreign tax rate differential	2.8	4.6	(8.3)
General business credits	(9.9)	(16.7)	(22.6)
Life insurance cash surrender value	(4.6)	(6.5)	2.1
Foreign items	(1.8)	0.8	1.9
Sale of Brazil operations	(6.6)	—	—
GILTI, net of foreign tax credit	(0.1)	0.5	0.5
Foreign-derived intangible income	(0.7)	(0.9)	(0.9)
Foreign business taxes	3.0	3.8	4.2
Non-deductible expenses	0.2	0.7	2.6
Tax law change	(1.7)	(0.2)	(0.5)
Change in deferred tax realizability	0.4	(10.6)	(4.3)
Stock compensation	0.6	(0.6)	(3.0)
Non-deductible goodwill impairment	11.9	—	—
Total	$(34.0)	$0.4	$(27.1)

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

Several items have contributed to the variance in our income tax benefit or expense over the last three years. The 2020 income tax benefited from lower pretax earnings and included $5.1 million from the loss on our investment in Persol Holdings, $6.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
million from the sale of Brazil operations, and $23.0 million from the impairment of tax deductible goodwill. Income tax expense for 2019 included an $11.0 million expense from the gain on our investment in Persol Holdings, in addition to a $3.9 million charge to establish valuation allowances in Germany, offset by a $14.3 million benefit on the release of valuation allowances in the United Kingdom. Income tax benefit for 2018 included a $29.4 million benefit from the loss on our investment in Persol Holdings and a benefit on the release of valuation allowances in Australia.

General business credits primarily represent U.S. work opportunity credits. Foreign items include foreign tax credits, foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC 740. Non-deductible expenses include executive compensation and business meals and entertainment.

The work opportunity credit program generates a significant tax benefit. It is a temporary provision in the U.S. tax law which was extended under the Consolidated Appropriations Act, 2021, and expires for employees hired after 2025.

Provision has not been made for additional income taxes on an estimated $135.2 million of undistributed earnings which are indefinitely reinvested. If these earnings were to be repatriated, the Company could be subject to foreign withholding tax, federal and state income tax, net of federal benefit, and income taxes on foreign exchange gains or losses, of $7.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
	(In millions of dollars)
Balance at beginning of the year	$0.9	$1.1	$1.2

Additions for prior years’ tax positions	—	—	—
Reductions for prior years’ tax positions	—	—	—
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.4)	(0.2)	(0.1)

Balance at end of the year	$0.5	$0.9	$1.1

If the $0.5 million in 2020, $0.9 million in 2019 and $1.1 million in 2018 of unrecognized tax benefits were recognized, they would have a favorable effect of $0.4 million in 2020, $0.8 million in 2019 and $0.9 million in 2018 on income tax expense.

The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized a benefit of $0.1 million in 2020 for interest and penalties. Interest and penalties expense in 2019 and 2018 were not significant. Accrued interest and penalties were $0.1 million at year-end 2020 and $0.2 million at year-end 2019.

The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2017 and forward, Canada for fiscal years 2013 and forward, France for fiscal years 2013 and forward, Mexico for fiscal years 2015 and forward, Portugal for fiscal years 2017 and forward, Russia for fiscal years 2018 and forward, and Switzerland for fiscal years 2011 and forward.

The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.1 million for 2020, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2020, 2019 and 2018, respectively, were as follows:

	2020	2019	2018
	(In millions of dollars)
(Increase) decrease in trade accounts receivable	$55.9	$46.0	$(32.0)
(Increase) decrease in prepaid expenses and other assets	21.8	6.0	(9.5)
(Increase) decrease in ROU assets	0.2	0.7	—
Increase (decrease) increase in accounts payable and accrued liabilities	10.5	(43.0)	17.0
Increase (decrease) in operating lease liabilities	(21.1)	(21.6)	—
Increase (decrease) in accrued payroll and related taxes	71.9	(13.2)	(21.0)
Increase (decrease) in accrued workers’ compensation and other claims	(4.9)	(1.9)	1.9
Increase (decrease) in income and other taxes	(14.0)	0.6	2.1

Total changes in operating assets and liabilities, net of acquisitions	$120.3	$(26.4)	$(41.5)

The Company paid interest of $1.6 million in 2020, $3.2 million in 2019 and $1.6 million in 2018. The Company paid income taxes of $26.4 million in 2020, $17.7 million in 2019 and $18.3 million in 2018.

Non-cash capital accruals totaled $1.4 million, $1.6 million and $1.8 million at year-end 2020, 2019 and 2018, respectively.

23. Commitments

In addition to lease agreements (see Leases footnote) and the indemnification agreement related to the sale of our Brazil operations (see Acquisitions and Disposition footnote), the Company has entered into noncancelable purchase obligations totaling $36.7 million. These obligations relate primarily to technology services and online tools which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.

24. Contingencies

The Company is continuously engaged in litigation, threatened litigation, claims, audits or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability, violations of privacy rights, anti-competition regulations, commercial and contractual disputes, and tax-related matters which could result in a material adverse outcome.

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At year-end 2020 and 2019, the gross accrual for litigation costs amounted to $1.4 million and $9.9 million, respectively. The decrease in the gross accrual from year-end 2019 was due to cash payments made and the liabilities related to our Brazil operations which were sold during 2020.

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At year-end 2020 and 2019, the related insurance recoveries amounted to zero and $4.1 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $1.3 million as of year-end 2020. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

25. Segment Disclosures

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

Professional & Industrial delivers staffing, outcome-based and direct-hire services focused on office, Professional, Light Industrial and Contact Center specialties in the U.S. and Canada, including our KellyConnect product. Science, Engineering & Technology delivers both staffing and outcome-based solutions in the specialty areas of science, technology, telecom and engineering primarily in the U.S. and Canada. Education primarily specializes in K-12 substitute teachers and support staff, as well as early childhood and higher education support, in the U.S. Outsourcing & Consulting is focused on providing RPO, MSP and PPO solutions in the Americas, Europe and Asia-Pacific regions. International provides talent to customers across all specialties primarily through staffing services within Europe as well as Brazil and Mexico in the Americas region. Our Brazil operations were sold in August 2020 (see Acquisitions and Disposition footnote).

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

The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for 2020, 2019 and 2018 based on the new operating model. Prior year reportable segment results were recast to align with the current presentation. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	2020	2019	2018
	(In millions of dollars)
Revenue from Services:
Professional & Industrial	$1,858.4	$2,213.4	$2,430.9
Science, Engineering & Technology	1,019.1	1,131.8	1,002.6
Education	286.9	450.7	428.5
Outsourcing & Consulting	363.5	377.7	377.1
International	988.6	1,182.5	1,275.2

Less: Intersegment revenue	(0.5)	(0.5)	(0.4)

Consolidated Total	$4,516.0	$5,355.6	$5,513.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2020	2019	2018
	(In millions of dollars)
Earnings (Loss) from Operations:
Professional & Industrial gross profit	$330.2	$388.4	$419.3
Professional & Industrial SG&A expenses	(288.6)	(326.0)	(338.4)
Professional & Industrial earnings (loss) from operations	41.6	62.4	80.9

Science, Engineering & Technology gross profit	209.4	226.2	185.6
Science, Engineering & Technology SG&A expenses	(134.4)	(146.7)	(124.7)
Science, Engineering & Technology earnings (loss) from operations	75.0	79.5	60.9

Education gross profit	42.2	72.0	70.7
Education SG&A expenses	(51.2)	(56.2)	(47.8)
Education earnings (loss) from operations	(9.0)	15.8	22.9

Outsourcing & Consulting gross profit	119.8	122.3	124.2
Outsourcing & Consulting SG&A expenses	(108.3)	(119.3)	(131.2)
Outsourcing & Consulting earnings (loss) from operations	11.5	3.0	(7.0)

International gross profit	126.0	159.5	172.4
International SG&A expenses	(134.9)	(140.8)	(148.6)
International earnings (loss) from operations	(8.9)	18.7	23.8

Corporate	(203.8)	(97.6)	(94.1)
Consolidated Total	(93.6)	81.8	87.4
Gain (loss) on investment in Persol Holdings	(16.6)	35.8	(96.2)
Other income (expense), net	3.4	(1.2)	(0.6)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$(106.8)	$116.4	$(9.4)

A summary of revenue from services by geographic area for 2020, 2019 and 2018 follows:

	2020	2019	2018
	(In millions of dollars)
Revenue from Services:
United States	$3,260.2	$3,892.5	$3,930.0
Foreign	1,255.8	1,463.1	1,583.9

Total	$4,516.0	$5,355.6	$5,513.9

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of long-lived assets information by geographic area as of year-end 2020 and 2019 follows:

	2020	2019
	(In millions of dollars)
Long-Lived Assets:
United States	$94.7	$73.1
Foreign	29.5	30.4

Total	$124.2	$103.5

Long-lived assets represent property and equipment. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.

26. New Accounting Pronouncements

Recently Adopted

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We adopted this guidance prospectively effective December 30, 2019. In accordance with the standard, we present capitalized implementation costs incurred in a hosting arrangement that is a service contract as other assets on our consolidated balance sheet. This presentation is consistent with the presentation of the prepayment of fees for the hosting arrangement. We recognized $1.0 million of amortization expense for capitalized implementation costs incurred in hosting arrangements for the year ended 2020 as a component of SG&A expenses in our consolidated statements of earnings. We recognized $5.1 million of payments for capitalized implementation costs for the year ended 2020 in the same manner as payments made for fees associated with the related hosting arrangements as a component of net cash from operating activities in our consolidated statements of cash flows. The Company's cloud computing arrangements are comprised of internal-use software platforms accounted for as service contracts. The Company does not have the ability to take possession of the software without significant penalty nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software.

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

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization's leasing activities. An additional optional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption is allowed. We adopted this guidance with the optional transition method effective December 31, 2018. See Leases footnote for the impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 amending the current guidance for how entities measure certain equity investments, the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements relating to financial instruments. The new guidance requires entities to use fair value measurement for equity investments in unconsolidated entities, excluding equity method investments, and to recognize the changes in fair value in net income at the end of each reporting period. Under the new standard, for any financial liabilities in which the fair value option has been elected, the changes in fair value due to instrument-specific credit risk must be recognized separately in other comprehensive income. Presentation and disclosure requirements under the new guidance require public businesses entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost. In addition, financial assets and liabilities must now be presented separately in the notes to the financial statements and grouped by measurement category and form of financial asset. This ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption was only permitted for the financial liability provision. We adopted this guidance effective January 1, 2018. See Investment in Persol Holdings footnote for the impact on the financial statements.

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that superseded the existing revenue recognition guidance under U.S. GAAP. The new standard focused on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard was for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU was effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Since the issuance of the original standard, the FASB issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10): 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12); and 5) technical corrections and improvements (ASU 2016-20). We adopted this guidance with the modified retrospective approach effective January 1, 2018. See Revenue footnote for the impact on the financial statements.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
27. Related Party Transactions

The Terence E. Adderley Revocable Trust K (“Trust K”), which became irrevocable upon the death of Terence E. Adderley (the former Chairman of the Company's board of directors) on October 9, 2018, controls approximately 91.6% of the outstanding shares of Kelly Class B common stock. There were no material transactions between the Company and Trust K or its trustees in 2020, 2019 or 2018.

See Investment in PersolKelly Pte. Ltd. footnote for a description of related party activity with PersolKelly Pte. Ltd.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended January 3, 2021

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$19.0	3.7	—		0.5	(3.0)	$20.2

Fiscal year ended December 29, 2019

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts - trade accounts receivable	$13.2	3.4	0.7	(1)	—	(4.4)	$12.9

Deferred tax assets valuation allowance	$27.8	6.1	—		(0.3)	(14.6)	$19.0

Fiscal year ended December 30, 2018

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts - trade accounts receivable	$12.9	3.5	(0.5)	(1)	(0.4)	(2.3)	$13.2

Deferred tax assets valuation allowance	$34.6	2.6	—		(1.8)	(7.6)	$27.8

(1)Adjustment to provision for sales allowances charged to revenue from services.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, effective May 9, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 11, 2018, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on November 7, 2018, which is incorporated herein by reference).

4	Description of Securities (Reference is made to Exhibit 4 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.1*	Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated January 1, 2020.

10.2*	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 12, 2017, which is incorporated herein by reference).

10.3*	Kelly Services, Inc. Senior Executive Severance Plan (Reference is made to Exhibit 10.3 to the Form 10-Q filed with the Commission on May 11, 2017, which is incorporated herein by reference).

10.4*	Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.4 to the Form 10-K filed with the Commission on February 20, 2018, which is incorporated herein by reference).

10.5*	First Amendment to the Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.5 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.6	Third Amended and Restated Credit Agreement, dated December 5, 2019 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

10.7	Agreement of Purchase and Sale, A.F.J. Development Company and Kelly Properties, LLC (Reference is made to Exhibit 10.7 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.12*	Kelly Services, Inc. Management Retirement Plan as amended and restated January 1, 2020.

10.14	Amended and Restated Pledge and Security Agreement, dated December 5, 2019 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

10.15	First Amended and Restated Receivables Purchase Agreement Amendment No. 1, dated December 5, 2019 (Reference is made to Exhibit 10.15 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)

Exhibit No.	Description

14	Code of Business Conduct and Ethics, revised August 2020 (Reference is made to Exhibit 14 to the Form 10-Q filed with the commission on November 5, 2020, which is incorporated herein by reference).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2021		KELLY SERVICES, INC.
Registrant

	By	/s/ Olivier G. Thirot
Olivier G. Thirot
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2021	*	/s/ P. W. Quigley
P. W. Quigley
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 18, 2021	*	/s/ D. R. Parfet
D. R. Parfet
Chairman of the Board and Director

Date: February 18, 2021	*	/s/ C. M. Adderley
C. M. Adderley
Director

Date: February 18, 2021	*	/s/ G. S. Adolph
G. S. Adolph
Director

Date: February 18, 2021	*	/s/ G. S. Corona
G. S. Corona
Director

Date: February 18, 2021	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 18, 2021	*	/s/ J. E. Dutton
J. E. Dutton
Director

Date: February 18, 2021	*	/s/ T. B. Larkin
T. B. Larkin
Director

Date: February 18, 2021	*	/s/ L. A. Murphy
L. A. Murphy
Director

SIGNATURES (continued)

Date: February 18, 2021		/s/ O. G. Thirot
O. G. Thirot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 18, 2021		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 18, 2021	*By	/s/ O.G. Thirot
O.G. Thirot
Attorney-in-Fact