Form 10-Q
period 2021-04-04
KELLY SERVICES INC
filed 2021-05-13
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
OR
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
Yes ☐ No ☒
At May 3, 2021, 36,010,525 shares of Class A and 3,358,521 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	April 4, 2021	March 29, 2020
Revenue from services	$1,205.9	$1,261.1

Cost of services	992.6	1,037.8

Gross profit	213.3	223.3

Selling, general and administrative expenses	202.7	219.5

Goodwill impairment charge	—	147.7

Gain on sale of assets	—	(32.1)

Earnings (loss) from operations	10.6	(111.8)

Gain (loss) on investment in Persol Holdings	30.0	(77.8)

Other income (expense), net	(3.4)	1.7

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	37.2	(187.9)

Income tax expense (benefit)	10.5	(36.2)

Net earnings (loss) before equity in net earnings (loss) of affiliate	26.7	(151.7)

Equity in net earnings (loss) of affiliate	(1.1)	(1.5)

Net earnings (loss)	$25.6	$(153.2)

Basic earnings (loss) per share	$0.65	$(3.91)
Diluted earnings (loss) per share	$0.64	$(3.91)

Average shares outstanding (millions):
Basic	39.3	39.2
Diluted	39.5	39.2

See accompanying unaudited Notes to Consolidated Financial Statements..

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 4, 2021	March 29, 2020
Net earnings (loss)	$25.6	$(153.2)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.5 and $0.1, respectively	(13.6)	(7.4)
Less: Reclassification adjustments included in net earnings (loss)	—	—
Foreign currency translation adjustments	(13.6)	(7.4)

Other comprehensive income (loss)	(13.6)	(7.4)

Comprehensive income (loss)	$12.0	$(160.6)

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	April 4, 2021	January 3, 2021
Assets
Current Assets
Cash and equivalents	$239.4	$223.0
Trade accounts receivable, less allowances of $12.6 and $13.3, respectively	1,279.7	1,265.2
Prepaid expenses and other current assets	76.5	61.4
Total current assets	1,595.6	1,549.6

Noncurrent Assets
Property and equipment:
Property and equipment	215.4	222.3
Accumulated depreciation	(176.5)	(181.3)
Net property and equipment	38.9	41.0
Operating lease right-of-use assets	79.0	83.2
Deferred taxes	286.4	282.0
Goodwill, net	3.5	3.5
Investment in Persol Holdings	181.7	164.2
Investment in equity affiliate	118.7	118.5
Other assets	306.3	319.9
Total noncurrent assets	1,014.5	1,012.3

Total Assets	$2,610.1	$2,561.9

See accompanying unaudited Notes to Consolidated Financial Statements.
=

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	April 4, 2021	January 3, 2021
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$1.1	$0.3
Accounts payable and accrued liabilities	554.3	536.8
Operating lease liabilities	18.8	19.6
Accrued payroll and related taxes	309.9	293.0
Accrued workers’ compensation and other claims	21.9	22.7
Income and other taxes	56.9	53.2
Total current liabilities	962.9	925.6

Noncurrent Liabilities
Operating lease liabilities	63.9	67.5
Accrued payroll and related taxes	58.5	58.5
Accrued workers’ compensation and other claims	40.7	42.2
Accrued retirement benefits	204.7	205.8
Other long-term liabilities	63.7	59.3
Total noncurrent liabilities	431.5	433.3

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 36.7 shares issued at 2021 and 2020	36.7	36.7
Class B common stock, 10.0 shares authorized; 3.4 shares issued at 2021 and 2020	3.4	3.4
Treasury stock, at cost
Class A common stock, 0.7 shares at 2021 and 0.8 shares at 2020	(15.1)	(16.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	20.6	21.3
Earnings invested in the business	1,188.5	1,162.9
Accumulated other comprehensive income (loss)	(17.8)	(4.2)
Total stockholders’ equity	1,215.7	1,203.0

Total Liabilities and Stockholders’ Equity	$2,610.1	$2,561.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 4, 2021	March 29, 2020
Capital Stock
Class A common stock
Balance at beginning of period	$36.7	$36.6
Conversions from Class B	—	—
Balance at end of period	36.7	36.6

Class B common stock
Balance at beginning of period	3.4	3.5
Conversions to Class A	—	—
Balance at end of period	3.4	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(16.5)	(20.3)
Net issuance of stock awards	1.4	2.9
Balance at end of period	(15.1)	(17.4)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Net issuance of stock awards	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	21.3	22.5
Net issuance of stock awards	(0.7)	(3.0)
Balance at end of period	20.6	19.5

Earnings Invested in the Business
Balance at beginning of period	1,162.9	1,238.6
Cumulative-effect adjustment, net of tax, from adoption of ASU 2016-13, Credit Losses	—	(0.7)
Net earnings (loss)	25.6	(153.2)
Dividends	—	(3.0)
Balance at end of period	1,188.5	1,081.7

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(4.2)	(15.8)
Other comprehensive income (loss), net of tax	(13.6)	(7.4)
Balance at end of period	(17.8)	(23.2)

Stockholders’ Equity at end of period	$1,215.7	$1,100.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 4, 2021	March 29, 2020
Cash flows from operating activities:
Net earnings (loss)	$25.6	$(153.2)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Goodwill impairment charge	—	147.7
Deferred income taxes on goodwill impairment charge	—	(23.0)
Depreciation and amortization	5.9	6.0
Operating lease asset amortization	5.2	5.3
Provision for credit losses and sales allowances	(0.1)	(0.4)
Stock-based compensation	1.4	1.2
(Gain) loss on investment in Persol Holdings	(30.0)	77.8
Gain on sale of assets	—	(32.1)
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	1.1	1.5
Other, net	1.3	0.7
Changes in operating assets and liabilities, net of acquisitions	0.1	(23.1)

Net cash from operating activities	10.5	8.4

Cash flows from investing activities:
Capital expenditures	(2.7)	(3.0)
Proceeds from company-owned life insurance	10.4	—
Proceeds from sale of assets	—	55.5
Acquisition of companies, net of cash received	—	(36.3)
Investment in equity securities	—	(0.3)
Other investing activities	0.2	—

Net cash from investing activities	7.9	15.9

Cash flows from financing activities:
Net change in short-term borrowings	0.8	(0.1)
Financing lease payments	(0.2)	(0.3)
Payments of tax withholding for stock awards	(0.5)	(1.1)
Dividend payments	—	(3.0)
Other financing activities	—	(0.1)

Net cash from (used in) financing activities	0.1	(4.6)

Effect of exchange rates on cash, cash equivalents and restricted cash	(1.4)	2.8

Net change in cash, cash equivalents and restricted cash	17.1	22.5
Cash, cash equivalents and restricted cash at beginning of period	228.1	31.0

Cash, cash equivalents and restricted cash at end of period (1)	$245.2	$53.5

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	13 Weeks Ended
	April 4, 2021	March 29, 2020
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$239.4	$48.3
Restricted cash included in prepaid expenses and other current assets	0.2	0.2
Noncurrent assets:
Restricted cash included in other assets	5.6	5.0
Cash, cash equivalents and restricted cash at end of period	$245.2	$53.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 3, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021 (the 2020 consolidated financial statements). The Company’s first fiscal quarter ended on April 4, 2021 (2021) and March 29, 2020 (2020), each of which contained 13 weeks.

As discussed in the Segment Disclosures footnote, the Company changed its reportable segments during the third quarter of 2020. As a result, certain reclassifications have been made to the financial statements for the first quarter of 2020 to conform to our updated reportable segment presentation.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.  Revenue
Revenue Disaggregated by Service Type

Kelly has five specialty segments: Professional & Industrial (“P&I”), Science, Engineering & Technology (“SET”), Education, Outsourcing & Consulting Group ("Outsourcing & Consulting," "OCG") and International. Other than OCG, each segment delivers talent through staffing services, permanent placement or outcome-based services. Our OCG segment delivers talent solutions including managed service provider ("MSP"), payroll process outsourcing ("PPO"), recruitment process outsourcing ("RPO"), and talent advisory services. International also delivers RPO talent solutions within its local markets.

The following table presents our segment revenues disaggregated by service type (in millions):

	First Quarter
	2021	2020
Professional & Industrial
Staffing services	$352.5	$388.4
Permanent placement	4.9	3.0
Outcome-based services	110.2	102.4
Total Professional & Industrial	467.6	493.8

Science, Engineering & Technology
Staffing services	186.2	199.2
Permanent placement	4.8	3.4
Outcome-based services	63.7	67.6
Total Science, Engineering & Technology	254.7	270.2

Education
Staffing services	110.8	142.4
Permanent placement	0.8	0.1
Total Education	111.6	142.5

Outsourcing & Consulting
Talent solutions	99.3	89.5
Total Outsourcing & Consulting	99.3	89.5

International
Staffing services	265.6	259.5
Permanent placement	5.5	5.7
Talent solutions	1.8	—
Total International	272.9	265.2

Total Intersegment	(0.2)	(0.1)

Total Revenue from Services	$1,205.9	$1,261.1

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

The below table presents our revenues disaggregated by geography (in millions):

	First Quarter
	2021	2020
Americas
United States	$858.5	$928.5
Mexico	34.6	28.7
Canada	34.1	32.8
Puerto Rico	24.2	17.7
Brazil	—	9.1
Total Americas Region	951.4	1,016.8

Europe
France	54.3	52.5
Switzerland	52.7	44.2
Portugal	43.7	43.6
Russia	32.6	32.1
Italy	18.1	14.7
United Kingdom	17.0	22.3
Germany	7.1	8.0
Ireland	5.1	5.0
Other	15.6	15.2
Total Europe Region	246.2	237.6

Total Asia-Pacific Region	8.3	6.7

Total Kelly Services, Inc.	$1,205.9	$1,261.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions):

	First Quarter
	2021	2020
Science, Engineering & Technology
Americas	$253.2	$268.4
Europe	1.5	1.8
Total Science, Engineering & Technology	$254.7	$270.2

Outsourcing & Consulting
Americas	$84.8	$74.6
Europe	6.2	8.2
Asia-Pacific	8.3	6.7
Total Outsourcing & Consulting	$99.3	$89.5

International
Americas	$34.3	$37.6
Europe	238.6	227.6
Total International	$272.9	$265.2

Deferred Costs

Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $1.0 million as of first quarter-end 2021 and year-end 2020. Amortization expense for the deferred costs for the first quarter 2021 was $0.2 million and in the first quarter 2020 was $0.3 million.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $2.4 million as of first quarter-end 2021 and $4.1 million as of year-end 2020. Amortization expense for the deferred costs for the first quarter 2021 was $6.8 million and in the first quarter 2020 was $4.8 million.

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

The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions):

	First Quarter
	2021	2020
Allowance for credit losses:
Beginning balance	$9.8	$9.7
Impact of adopting ASC 326	—	0.3
Current period provision	(0.2)	(0.4)
Currency exchange effects	(0.2)	(0.5)
Write-offs	(0.3)	(0.2)
Ending balance	$9.1	$8.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Write-offs are presented net of recoveries, which were not material for first quarter-end 2020 and 2021.

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

The rollforward of our allowance for credit losses related to the long-term customer receivable, which is recorded in other assets in the consolidated balance sheet, is as follows (in millions):

	First Quarter
	2021	2020
Allowance for credit losses:
Beginning balance	$10.9	$1.0
Impact of adopting ASC 326	—	0.7
Current period provision	—	—
Currency exchange effects	—	—
Ending Balance	$10.9	$1.7

We are also exposed to credit losses from our loan to PersolKelly Pte. Ltd. and other receivables measured at amortized cost. No other allowances related to the loan or other receivables were material for first quarter-end 2021. See Investment in PersolKelly Pte. Ltd. footnote for more information on the loan to PersolKelly Pte. Ltd.

4.  Acquisitions and Disposition
Acquisitions

In the first quarter of 2020, Kelly Services USA ("KSU"), LLC, a wholly owned subsidiary of the Company, acquired Insight Workforce Solutions LLC and its affiliate, Insight EDU LLC (collectively, "Insight"), as detailed below. In the fourth quarter of 2020, KSU acquired Greenwood/Asher & Associates, LLC ("Greenwood/Asher"), as detailed below.

Greenwood/Asher

On November 18, 2020, KSU acquired 100% of the membership interests of Greenwood/Asher, a premier specialty education executive search firm in the U.S., for a purchase price of $3.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Greenwood/Asher at the closing date and estimated working capital adjustments resulting in the Company paying cash of $5.2 million. The purchase price of the acquisition also included contingent consideration with an estimated fair value of $2.1 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model and the liability is recorded in accounts payable and accrued liabilities and other noncurrent liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). Subsequently, the earnout was revalued, resulting in a decrease to the liability of $0.4 million in the first quarter of 2021. The earnout is expected to be paid in 2022 and 2023 after each earnout year pursuant to the terms of the purchase agreement. The purchase price allocation for this acquisition is preliminary and could change.

Goodwill generated from the acquisition was primarily attributable to the expected synergies from combining operations and expanding market potential, and was assigned to the Education reporting unit (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $0.9 million.

Insight

On January 14, 2020, Kelly Services USA, LLC acquired 100% of the membership interests of Insight, an educational staffing company in the U.S, for a purchase price of $34.5 million. Under terms of the purchase agreement, the purchase price was

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
adjusted for cash held by Insight at the closing date and estimated working capital adjustments resulting in the Company paying cash of $38.1 million. The purchase price of the acquisition also included contingent consideration with an estimated fair value of $1.6 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Monte Carlo simulation and the liability is recorded in accounts payable and accrued liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). Subsequently, the earnout was revalued, resulting in a net increase to the liability of $0.1 million in 2020 and there were no material adjustments to the liability in the first quarter of 2021. In the second quarter of 2020, the Company paid a working capital adjustment of $0.1 million. As of year-end 2020, the purchase price allocation for this acquisition is final.

Goodwill generated from the acquisition was primarily attributable to the expected synergies from combining operations and expanding market potential, and was assigned to the former Americas Staffing reporting unit. The goodwill related to this acquisition was included in the goodwill impairment charge taken in the first quarter of 2020. The goodwill impairment charge resulted from an interim goodwill impairment test triggered by declines in our common stock price as a result of negative market reaction to the COVID-19 crisis (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $18.6 million.

Disposition

On August 18, 2020, the Company sold its Brazil operations for a purchase price of $1.4 million. The Company received cash proceeds of $1.2 million, net of cash disposed. As a part of the transaction, the Company has agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. Accordingly, the Company recorded an indemnification liability of $2.5 million at the time of disposition in other long-term liabilities in the consolidated balance sheet, which represented the fair value of the liability (see Fair Value Measurements footnote) and completely offset the gain on the sale.

5. Investment in Persol Holdings
The Company has a yen-denominated investment through the Company's subsidiary, Kelly Services Japan, Inc., in the common stock of Persol Holdings Co., Ltd. ("Persol Holdings"), the 100% owner of Persol Asia Pacific Pte. Ltd., the Company’s joint venture partner in PersolKelly Pte. Ltd. (the "JV"). As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). A gain on the investment of $30.0 million in the first quarter of 2021 and a loss on the investment of $77.8 million in the first quarter of 2020 was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

6.  Investment in PersolKelly Pte. Ltd.

The Company has a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing services business operating in ten geographies in the Asia-Pacific region. The operating results of the Company’s interest in the JV are accounted for on a one-quarter lag under the equity method and are reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to a loss of $1.1 million in the first quarter of 2021 and a loss of $1.5 million in the first quarter of 2020. This investment is evaluated for indicators of impairment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity investment, we will adjust the carrying amount of the investment to the current fair value.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $118.7 million as of first quarter-end 2021 and $118.5 million as of year-end 2020. The net amount due from the JV, a related party, was $5.2 million as of the first quarter-end 2021 and $5.6 million as of year-end 2020. The Company made loans in prior years, proportionate to its 49% ownership, to the JV to fund working capital requirements as a result of their sustained revenue growth. As of first quarter-end 2021, the outstanding loan balance is $5.8 million and is recorded in prepaid expenses and other current assets in the consolidated balance sheet and included in the net amounts due from the JV. The carrying value of the loan approximates the fair value based on market interest rates. The allowance for credit losses related to the loan is not material as of the first quarter-end 2021. The Company received payment from the JV for the remaining balance of the loan in April 2021. Accrued interest receivable, which is included in prepaid expenses and other current assets in the consolidated balance sheet, was not material at first quarter-end 2021 and year-end 2020. The JV is a supplier to certain MSP programs in the region and the

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
amounts for services provided to the Company, which are included in accounts payable and accrued liabilities in the consolidated balance sheet, are not material.

7.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of first quarter-end 2021 and year-end 2020 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of First Quarter-End 2021
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$5.6	$5.6	$—	$—
Investment in Persol Holdings	181.7	181.7	—	—

Total assets at fair value	$187.3	$187.3	$—	$—

Brazil indemnification	$(2.4)	$—	$—	$(2.4)
Greenwood/Asher earnout	(1.7)	—	—	(1.7)
Insight earnout	(1.7)	—	—	(1.7)

Total liabilities at fair value	$(5.8)	$—	$—	$(5.8)

	As of Year-End 2020
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$120.3	$120.3	$—	$—
Investment in Persol Holdings	164.2	164.2	—	—

Total assets at fair value	$284.5	$284.5	$—	$—

Brazil indemnification	$(2.6)	$—	$—	$(2.6)
Greenwood/Asher earnout	(2.1)	—	—	(2.1)
Insight earnout	(1.7)	—	—	(1.7)

Total liabilities at fair value	$(6.4)	$—	$—	$(6.4)

Money market funds represent investments in money market funds that hold government securities, of which $5.6 million as of first quarter-end 2021 and $5.1 million as of year-end 2020, are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of year-end 2020 are included in cash and equivalents in the consolidated balance sheet. The valuations

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
of money market funds are based on quoted market prices of those accounts as of the respective period end. The decrease in money market funds from year-end 2020 resulted from the transfer to other cash and cash equivalent accounts at the end of the first quarter of 2021.

The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.7 million as of the first quarter-end 2021 and $20.1 million at year-end 2020.

As of first quarter-end 2021 and year-end 2020, the Company had an indemnification liability of $2.4 million and $2.6 million, respectively, in other long-term liabilities on the consolidated balance sheet related to the sale of the Brazil operations (see Acquisitions and Disposition footnote). The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis. During the first quarter of 2021, the Company recorded a reduction of $0.2 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Insight, totaling $1.7 million at first quarter-end 2021 and year-end 2020 in accounts payable and accrued liabilities in the consolidated balance sheet (see Acquisitions and Disposition footnote). The valuation of the earnout liability was initially established using a Monte Carlo simulation and represents the fair value and is considered a level 3 liability.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, totaling $1.7 million at first quarter-end 2021 in accounts payable and accrued liabilities and other long-term liabilities in the consolidated balance sheet and $2.1 million as of year-end 2020 in other long-term liabilities in the consolidated balance sheet (see Acquisitions and Dispositions footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represents the fair value and is considered a level 3 liability. During the first quarter of 2021, the Company recorded a reduction of $0.4 million to the earnout liability in SG&A expenses in the consolidated statements of earnings.

Equity Investment Without Readily Determinable Fair Value

The Company has a minority investment in Business Talent Group, LLC, which is included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The carrying amount of $5.0 million as of the first quarter-end 2021 and year-end 2020 represents the purchase price. There have been no material price changes to the carrying amount or impairments.

The Company has a minority investment in Kenzie Academy Inc., which is included in other assets in the consolidated balance sheet. The investment was also measured using the measurement alternative for equity investments without a readily determinable fair value as described above. On March 8, 2021, Kenzie entered into a transaction to sell its assets. As of the date of the sale and year-end 2020, the investment had a carrying value of $1.4 million, representing total cost plus observable price changes to date. The asset was written down as a result of the sale and the loss of $1.4 million was recorded in other income (expense), net in the consolidated statements of earnings.

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

8. Restructuring
There were no restructuring charges incurred in the first quarter of 2021. In the first quarter of 2020, the Company took restructuring actions to align costs with expected revenues, position the organization to adopt a new operating model in the third

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
quarter of 2020 and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology.

Restructuring costs incurred in the first quarter of 2020 totaled $8.7 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars).

	Lease Termination Costs	Severance Costs	Total

Professional & Industrial	$0.9	$3.5	$4.4
Science, Engineering & Technology	—	0.5	0.5
Education	0.8	0.1	0.9
International	0.4	0.7	1.1
Corporate	1.8	—	1.8

Total	$3.9	$4.8	$8.7

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars).

Balance as of year-end 2020	$3.5
Reductions for cash payments related to all restructuring activities	(2.0)
Balance as of first quarter-end 2021	$1.5

The remaining balance of $1.5 million as of first quarter-end 2021 primarily represents severance costs, and the majority is expected to be paid by the end of 2021. No material adjustments are expected to be recorded.

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

As of first quarter-end 2021, there were no changes in the carrying amount of goodwill from year-end 2020.

10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the first quarter 2021 and 2020 are included in the table below. Amounts in parentheses indicate debits.

	First Quarter
	2021	2020
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(0.8)	$(13.2)
Other comprehensive income (loss) before reclassifications	(13.6)	(7.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	(13.6)	(7.4)
Ending balance	(14.4)	(20.6)

Pension liability adjustments:
Beginning balance	(3.4)	(2.6)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	—	—
Ending balance	(3.4)	(2.6)

Total accumulated other comprehensive income (loss)	$(17.8)	$(23.2)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the first quarter 2021 and 2020 follows (in millions of dollars except per share data):

	First Quarter
	2021	2020
Net earnings (loss)	$25.6	$(153.2)
Less: earnings allocated to participating securities	(0.2)	—
Net earnings (loss) available to common shareholders	$25.4	$(153.2)

Average shares outstanding (millions):
Basic	39.3	39.2
Dilutive share awards	0.2	—
Diluted	39.5	39.2

Basic earnings (loss) per share	$0.65	$(3.91)
Diluted earnings (loss) per share	$0.64	$(3.91)

Potentially dilutive shares outstanding are primarily related to performance shares for the first quarter 2021. There were no dividends paid per share for Class A and Class B common stock for the first quarter of 2021. Dividends paid per share for Class A and Class B common stock were $0.075 for the first quarter of 2020.

12.  Stock-Based Compensation
For the first quarter of 2021, the Company recognized stock compensation expense of $1.4 million, and related tax benefit of $0.1 million. For the first quarter of 2020, the Company recognized stock compensation expense of $1.2 million, and related tax expense of $0.2 million.
Performance Shares
During 2021, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific revenue growth and EBITDA margin performance goals ("financial measure performance share awards") over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2021, 2022 and 2023, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods.
For the 2021 and 2022 performance periods, half of the shares earned in each respective performance period will vest after achievement of the respective performance goals for the year and approval of the financial results by the Compensation Committee, in early 2022 and 2023, respectively, if not forfeited by the recipient. The remaining half of the shares earned for the 2021 and 2022 performance periods will vest in early 2024, based on continuous employment. For the 2023 performance period, any shares earned will vest after achievement of the 2023 performance goals for the year and approval of the financial results by the Compensation Committee in early 2024, if not forfeited by the recipient. No dividends are paid on these performance shares.
A summary of the status of all nonvested performance shares at target as of first quarter-end 2021 and changes during this period is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents the 2018 financial measure performance shares and the 2018 Total Shareholder Return ("TSR") performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2020	366	$22.40	47	$31.38
Granted	180	20.20	—	—
Vested	(12)	25.10	—	—
Forfeited	(11)	24.30	—	—
Vesting adjustment	(93)	16.99	(47)	31.38
Nonvested at first quarter-end 2021	430	$23.69	—	$—

Restricted Stock

A summary of the status of nonvested restricted stock as of first quarter-end 2021 and changes during this period is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2020	281	$22.74
Granted	195	21.05
Vested	(83)	23.36
Forfeited	(10)	24.45
Nonvested at first quarter-end 2021	383	$21.70

13. Sale of Assets

On March 20, 2020, the Company sold three of our four headquarters properties for a purchase price of $58.5 million as a part of a sale and leaseback transaction. The properties included the parcels of land, together with all rights and easements, in addition to all improvements located on the land, including buildings. The Company received cash proceeds of $55.5 million, which was net of transaction expenses. As of the date of the sale, the properties had a combined net carrying amount of $23.4 million. The resulting gain on the sale of the assets was $32.1 million which is recorded in gain on sale of assets in the consolidated statements of earnings. The Company leased back the headquarters buildings on the same date.

14.  Other Income (Expense), Net
Included in other income (expense), net for the first quarter 2021 and 2020 are the following:

	First Quarter
	2021	2020
	(In millions of dollars)
Interest income	$0.1	$0.3
Interest expense	(0.6)	(0.9)
Foreign exchange gains (losses)	(0.2)	2.4
Other	(2.7)	(0.1)

Other income (expense), net	$(3.4)	$1.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Included in Other for the first quarter of 2021 is a loss from the sale of the assets related to our minority investment in Kenzie Academy (see Fair Value Measurements footnote) and transaction-related expenses from the April 2021 acquisition of Softworld (see Subsequent Event footnote).

15. Income Taxes
Income tax expense was $10.5 million for the first quarter of 2021 and income tax benefit was $36.2 million for the first quarter of 2020. The first quarter of 2021 includes tax expense of $9.2 million for the gain on the Company's investment in Persol Holdings. The first quarter of 2020 includes a tax benefit of $23.0 million on the impairment of goodwill and a tax benefit of $23.8 million for the loss on the Company's investment in Persol Holdings. The first quarter of 2020 benefit was partially offset by losses on tax exempt investments in life insurance policies and income from the sale of assets discussed in the Sale of Assets footnote.

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

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. At this time, we have no valuation allowance against our Mexican deferred tax asset of $4.2 million, though it is possible this may change as we assess the impacts of the new labor laws enacted in the second quarter of 2021 on our Mexican business operations.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At first quarter-end 2021 and year-end 2020, the gross accrual for litigation costs amounted to $1.2 million and $1.4 million, respectively.

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At first quarter-end 2021 and year-end 2020, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.1 million to $1.8 million as of first quarter-end 2021. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
17.  Segment Disclosures
The Company’s operating segments, which also represent its reporting segments, are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision-maker ("CODM", the Company’s CEO) to determine resource allocation and assess performance. The Company’s five reportable segments, (1) Professional & Industrial, (2) Science, Engineering & Technology, (3) Education, (4) Outsourcing & Consulting, and (5) International, reflect the specialty services the Company provides to customers and represent how the business is organized internally. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services. Consistent with the information provided to and evaluated by the CODM, the goodwill impairment charge in the first quarter of 2020 was included in Corporate expenses.
The following tables present information about the reported revenue from services and gross profit of the Company by segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the first quarter 2021 and 2020. The Company changed its reportable segments during the third quarter of 2020. As a result, certain reclassifications have been made to the reportable segment results for the first quarter of 2020 to conform to the updated reportable segment presentation. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such data to manage its business.

	First Quarter
	2021	2020
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$467.6	$493.8
Science, Engineering & Technology	254.7	270.2
Education	111.6	142.5
Outsourcing & Consulting	99.3	89.5
International	272.9	265.2

Less: Intersegment revenue	(0.2)	(0.1)

Consolidated Total	$1,205.9	$1,261.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2021	2020
	(In millions of dollars)
Earnings (loss) from Operations:

Professional & Industrial gross profit	$75.9	$85.1
Professional & Industrial SG&A expenses	(69.4)	(80.5)
Professional & Industrial earnings (loss) from operations	6.5	4.6

Science, Engineering & Technology gross profit	53.2	54.7
Science, Engineering & Technology SG&A expenses	(35.7)	(36.5)
Science, Engineering & Technology earnings (loss) from operations	17.5	18.2

Education gross profit	17.2	20.4
Education SG&A expenses	(14.2)	(16.6)
Education earnings (loss) from operations	3.0	3.8

Outsourcing & Consulting gross profit	31.3	28.8
Outsourcing & Consulting SG&A expenses	(28.4)	(28.6)
Outsourcing & Consulting earnings (loss) from operations	2.9	0.2

International gross profit	35.7	34.3
International SG&A expenses	(33.1)	(33.2)
International earnings (loss) from operations	2.6	1.1

Corporate	(21.9)	(139.7)
Consolidated Total	10.6	(111.8)
Gain (loss) on investment in Persol Holdings	30.0	(77.8)
Other income (expense), net	(3.4)	1.7

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$37.2	$(187.9)

18.  New Accounting Pronouncements

Recently Adopted

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
19.  Subsequent Event

On April 5, 2021, the Company acquired 100% of the shares of Softworld, Inc. ("Softworld") for $215.0 million of cash, subject to working capital adjustments. Softworld is a leading technology staffing and workforce solutions firm that serves clients across several end-markets, including financial services, life sciences, aerospace, defense, insurance, retail and IT consulting. The related acquisition costs, which are included in other income (expense), net in the consolidated statements of earnings, were $1.3 million. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. Therefore, it is impracticable for the Company to provide the major classes of assets acquired and liabilities assumed or pro forma revenue and earnings.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

During the past year, the COVID-19 pandemic and related containment measures have resulted in dramatic shifts in most aspects of the economy and how professional and private lives are conducted. While the pace of change was unprecedented and the resulting impacts are still being determined, our Noble Purpose, “We connect people to work in ways that enrich their lives,” will continue to guide our strategy and actions. As we navigate a world of work now impacted by these changes, we will continue to demonstrate our expected behaviors and actions:

•Employ a talent-first mentality

•Relentlessly deliver for customers

•Grow through discipline and focus

•Deliver efficiency and effectiveness in everything we do

Kelly remains committed to being a leading talent solutions provider among the talent with whom we choose to specialize and in the global markets in which we choose to compete. By aligning ourselves with our Noble Purpose and executing against these behaviors, we have weathered the past year and are emerging as a more agile and focused organization, prepared to achieve new levels of growth and profitability as we further develop our portfolio of businesses.

The Talent Solutions Industry

Prior to the COVID-19 pandemic, labor markets were in the midst of change due to automation, secular shifts in labor supply and demand and skills gaps, and the current economic situation is accelerating that change. Global demographic trends are reshaping and redefining the way in which companies find and use talent and the COVID-19 pandemic is changing where and how companies expect work to be performed. In response, the talent solutions industry is adjusting how it sources, recruits, trains and places talent.

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

Our Business

Kelly is a talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary and direct-hire basis. In 2020, we adopted the Kelly Operating Model and realigned our business into five specialty business units which are also our reportable segments.

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect product

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, information technology and telecommunications specialties predominately in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries, as well as our Softworld, Inc. subsidiary as of the beginning of the second quarter of 2021

•Education – delivers staffing, direct-hire and executive search services to the K-12, early childhood and higher education markets in the U.S., and includes several acquisitions: Teachers On Call, Insight Workforce Solutions and Greenwood/Asher & Associates

•Outsourcing & Consulting – delivers Master Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Business Process Outsourcing ("BPO") and Advisory Services to customers on a global basis

•International – delivers staffing and direct-hire services in 15 countries in Europe, as well as Mexico

In addition, we provide staffing services to customers in the Asia-Pacific region through PersolKelly Pte. Ltd., our joint venture with Persol Asia Pacific Pte. Ltd, a wholly owned subsidiary of Persol Holdings, a leading provider of HR solutions in Japan.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. and was 60 days on a global basis as of the end of the first quarter of 2021 and 59 days as of the end of the first quarter of 2020. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective

Short Term

While far from certain, the impacts of COVID-19 on the global economy, the talent solutions industry, our customers and our talent have become clearer since the beginning of the pandemic. During 2020 and into the first quarter of 2021, year-over-year revenue declines have been substantial while recent trends have pointed to a slow recovery in demand. In response to the crisis, in April 2020 we took a series of proactive actions. These actions were designed to reduce spending, minimize layoffs, and bolster the strength and flexibility of Kelly’s finances. These actions included:

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

The actions generated substantial cost savings and allowed us the time necessary to assess the variety of impacts the crisis has had on our business. These initial actions were intentionally broad in scope and became more targeted to the areas of business where demand declines have been more significant and persistent. Actions such as the 10% pay cut, compensation adjustments for senior leaders and temporary furloughs were in place until early in the fourth quarter of 2020. The suspension of the Company match to retirement accounts ended in January 2021 and others, such as reductions in discretionary spending, capital expenditures and carefully managing staffing levels in non-revenue generating positions, will continue. In addition, we benefited in 2020 from CARES Act provisions allowing deferral of employer social security tax payments. In connection with expiration of the temporary cost reduction measures noted above, management reduced staffing levels to align with expected revenue levels and recorded restructuring charges of $4.4 million for severance and related benefits for impacted employees in the fourth quarter of 2020.

Given the level of uncertainty surrounding the duration of the COVID-19 crisis, Kelly’s board also voted to suspend the quarterly dividend in May 2020 and has continued to assess economic and business conditions to determine future actions with respect to our dividend policy.

The impact of the pandemic began in March 2020 with the limitations on public life in the U.S. and the European markets we serve and has continued through the end of first quarter of 2021 as the effect of the pandemic response slowed global economic activity. We expect that demand for our services will gradually recover from the economic slowdown and the effects of customer and talent concerns related to operating safely during a pandemic. The impact on the revenues of each segment will vary, given the differences in pandemic-related measures enacted in each geography, the customer industries served and the skill sets of the talent provided to our customers and their ability to work remotely. We currently expect a gradual return to pre-crisis levels of customer demand, however, the pace of such a return may be delayed by repeated cycles of increased economic activity and subsequent disruption caused by a resurgence in infection leading to additional containment measures. As 2021 progresses, we expect that our revenue will reflect a continued gradual improvement in demand and result in improvements in year-over-year gross profit and earnings from operations.

The negative market reaction to the COVID-19 crisis in March 2020 also resulted in a decline in our common stock price which caused our market capitalization to decline significantly at the end of the first quarter of 2020. This triggered an interim goodwill impairment test and resulted in a $147.7 million non-cash goodwill impairment charge in the first quarter of 2020.

Moving Forward

While the continuing economic and labor market recovery cannot be precisely predicted, we believe that the mid-term impacts on how people view, find and conduct work will continue to align with our strategic path.

As a result, we have continued to move forward with our specialization strategy, reinventing our operating model and reorganizing our business into five distinct reporting segments. These specialties represent areas where we see the most robust demand, the most promising growth opportunities, and where we believe we excel in attracting and placing talent. Our current operating segments also reflect our desire to shift our portfolio toward high-margin, higher-value specialties.

Kelly has done business in these specialties for many years, but our current operating model represents a new approach – one that brings together both staffing and outcome-based pieces of a specialty under a single specialty leader and aggregates assets to accelerate specialty growth and profitability. We believe this specialty structure gives us greater advantages in the market, and we expect our disciplined focus to deliver profitable growth coming out of the crisis. In addition, we intend to invest in strategic, targeted M&A opportunities in our specialties, while optimizing our portfolio, as demonstrated by the recent announcement of our acquisition of Softworld, Inc. in the second quarter of 2021, the completed acquisition of Greenwood/Asher & Associates in the fourth quarter of 2020 and the sale of our operations in Brazil during the third quarter of 2020.

Faced with market conditions that may continue to be uneven in the near term, Kelly continues to focus on accelerating the execution of our strategic plan and making necessary investments to advance that strategy.

•We are making strides in our digital transformation journey, building a technology foundation to sustain growth and to support our teams, clients and talent with powerful new technologies that make it faster and easier than ever to connect.

•We are using our platform, Equity@Work, to break down long-standing, systemic barriers that make it difficult for many people to secure enriching work. This powerful extension of our Noble Purpose uses our unique position in the middle of the supply and demand equation to help more people flow into Kelly’s talent pools, while also helping families, communities and economies thrive.

•We are committed to helping each Kelly team define the fastest, most efficient and creative paths to achieving their business goals by removing unnecessary work and refocusing efforts in the right places to achieve our defined performance expectations in the most effective way possible.

While the COVID-19 pandemic has resulted in uncertainty in the economy and the labor markets that will affect our near-term financial performance, we have determined long-term measures to gauge our progress, including:

•Revenue growth (both organic and inorganic)

•Gross profit rate improvement

•Conversion rate and EBITDA margin

Financial Measures

The constant currency (“CC”) change amounts refer to the year-over-year percentage changes resulting from translating 2021 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2020. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative (“SG&A”) expenses within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.
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
Reported and CC percentage changes were computed based on actual amounts in thousands of dollars.
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

Results of Operations
Total Company
(Dollars in millions)

	First Quarter
	2021	2020	% Change
Revenue from services	$1,205.9	$1,261.1	(4.4)%
Gross profit	213.3	223.3	(4.5)
SG&A expenses excluding restructuring charges	202.7	210.8	(3.8)
Restructuring charges	—	8.7	NM
Total SG&A expenses	202.7	219.5	(7.7)
Goodwill impairment charge	—	147.7	NM
Gain on sale of assets	—	(32.1)	NM
Earnings (loss) from operations	10.6	(111.8)	NM
Gain (loss) on investment in Persol Holdings	30.0	(77.8)	NM
Other income (expense), net	(3.4)	1.7	(308.2)
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	37.2	(187.9)	NM
Income tax expense (benefit)	10.5	(36.2)	129.0
Equity in net earnings (loss) of affiliate	(1.1)	(1.5)	29.7
Net earnings (loss)	$25.6	$(153.2)	NM

Gross profit rate	17.7%	17.7%	—	pts.
Conversion rate	5.0	(50.1)	55.1

First Quarter Results

Revenue from services in the first quarter declined 4.4% on a reported basis and 5.5% on a constant currency basis. Revenue declined in the Professional & Industrial, Science, Engineering & Technology and Education segments, reflecting the continuing impact of the COVID-19 pandemic and resulting mitigation efforts. Revenue increased in the Outsourcing & Consulting and International segments. Revenue from staffing services declined 7.5% compared to the first quarter of 2020. This decline was partially offset by a 2.5% increase in outcome-based services, as demand from customers utilizing these services increased during the quarter, and a 29.9% increase in permanent placement revenue, which is included in revenue from services.

Gross profit declined as a result of lower revenue volume. The gross profit rate was flat year over year, as the impact of higher permanent placement income was offset by the negative impact of higher employee-related benefit costs. Decreases in the gross profit rate for Professional & Industrial and Outsourcing & Consulting were partially offset by increases in the gross profit rate for Science, Engineering & Technology, Education and International. This variability in gross profit rates reflects shifts in customer and product mix, along with the impact of certain one-time costs associated with expected increases in customer demand in Professional & Industrial.

Total SG&A expenses decreased 7.7% compared to last year. Included in SG&A expenses in the first quarter of 2020 was $8.7 million of restructuring charges. Actions were taken in the first quarter of 2020 to position the Company to adopt the updated operating model and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology. Overall, SG&A expense reductions in all segments reflect management of expense levels in line with revenue trends.

During the first quarter of 2020, the negative reaction to the pandemic by the global equity markets also resulted in a decline in the Company's common stock price. This triggered an interim goodwill impairment test, resulting in a $147.7 million goodwill impairment charge in the first quarter of 2020.

Gain on sale of assets of $32.1 million in 2020 represents the excess of the proceeds over the cost of the headquarters properties sold in the first quarter of 2020. The main headquarters building was subsequently leased back by the Company during the first quarter of 2020.

Earnings from operations for the first quarter of 2021 totaled $10.6 million, compared to a loss from operations of $111.8 million in the first quarter of 2020. The increase in earnings from operations from the prior year primarily reflects the impact of the goodwill impairment charge and restructuring charge in 2020, partially offset by the 2020 gain on sale of assets.

Gain (loss) on investment in Persol Holdings represents the gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate each quarter based on the quoted market price of the Persol Holdings common stock at period end.

Other expense for the first quarter of 2021 totaled $3.4 million, compared to other income of $1.7 million for the first quarter of 2020. Included in the 2021 first quarter amount are transaction-related expenses from the April 2021 acquisition of Softworld, Inc., a technology staffing and solutions firm, and a one-time non-cash write-down of an equity investment.

Income tax expense was $10.5 million in the first quarter of 2021 and income tax benefit was $36.2 million for the first quarter of 2020. The first quarter of 2021 includes tax expense of $9.2 million for the gain on the Company's investment in Persol Holdings. The first quarter of 2020 includes a tax benefit of $23.0 million on the impairment of goodwill and a tax benefit of $23.8 million for the loss on the Company's investment in Persol Holdings. The first quarter of 2020 benefit was partially offset by losses on tax exempt investments in life insurance policies and income from the sale of assets discussed in the Sale of Assets footnote.

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

The net earnings for the period were $25.6 million, compared to a net loss of $153.2 million from the first quarter of 2020. This change was due primarily to higher earnings from operations and increased gains of Persol Holdings common stock, partially offset by a higher effective income tax rate.

Operating Results By Segment
(Dollars in millions)

	First Quarter
	2021	2020	% Change
	(Dollars in millions)
Revenue from Services:
Professional & Industrial	$467.6	$493.8	(5.3)%
Science, Engineering & Technology	254.7	270.2	(5.7)
Education	111.6	142.5	(21.7)
Outsourcing & Consulting	99.3	89.5	11.0
International	272.9	265.2	2.9
Less: Intersegment revenue	(0.2)	(0.1)	204.5
Consolidated Total	$1,205.9	$1,261.1	(4.4)%
First Quarter Results
Professional & Industrial revenue from services decreased due primarily to decreases in the hours volume in our staffing businesses, which continue to be impacted by COVID-19, as talent supply constraints and internal fulfillment challenges have resulted in a gradual recovery rate. These decreases were partially offset by increased revenue in our outcome-based businesses due to program expansions and increased permanent placement income in our staffing business.

Science, Engineering & Technology revenue from services decreased due to lower hours volume in our staffing business across most specialties due to the continued impact of COVID-19, except where we have experienced a steady demand for talent to support life sciences and clinical research. The staffing decrease was partially offset by an increase in permanent placement income.

Education revenue from services decreased due primarily to the impact of COVID-19 as many districts continued to use virtual or hybrid instruction, reducing the historical demand for our Education services.

Outsourcing & Consulting revenue from services increased due primarily to the increase in revenue volume in our payroll processing outsourcing specialty.

International revenue from services increased 2.9% on a reported basis and decreased 1.1% in constant currency. Year-over-year revenue comparisons were unfavorably impacted by the sale of our staffing operations in Brazil in August 2020. Excluding Brazil, revenue increased 6.5% on a reported basis and 2.4% on a constant currency basis. The increase was primarily due to higher hours volume, particularly in Mexico.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2021	2020	Change
	(Dollars in millions)
Gross Profit:
Professional & Industrial	$75.9	$85.1	(10.7)%
Science, Engineering & Technology	53.2	54.7	(2.8)
Education	17.2	20.4	(15.7)
Outsourcing & Consulting	31.3	28.8	8.8
International	35.7	34.3	4.1
Consolidated Total	$213.3	$223.3	(4.5)%

Gross Profit Rate:
Professional & Industrial	16.2%	17.2%	(1.0)	pts.
Science, Engineering & Technology	20.9	20.3	0.6
Education	15.4	14.3	1.1
Outsourcing & Consulting	31.5	32.2	(0.7)
International	13.1	12.9	0.2
Consolidated Total	17.7%	17.7%	—	pts.
First Quarter Results
Gross profit for the Professional & Industrial segment declined as the result of lower revenue volume and a decline in the gross profit rate. The gross profit rate decreased 100 basis points due to one-time costs associated with expected future volume increases in our contact center business, partially offset by the impact of an increase in permanent placement income this year. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

The Science, Engineering & Technology gross profit declined as lower revenue volume was partially offset by a higher gross profit rate. The gross profit rate increased 60 basis points due to increased permanent placement income, coupled with improved specialty mix.

Gross profit for the Education segment declined as a result of lower revenue volume, partially offset by an improved gross profit rate. The gross profit rate increased 110 basis points due primarily to higher permanent placement fee income and lower employee-related costs, partially offset by the impact of unfavorable customer mix.

The Outsourcing & Consulting gross profit increased on higher revenue volume, partially offset by a decrease in the gross profit rate. The gross profit rate decreased by 70 basis points primarily due to a change in product mix within this segment.

International gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 20 basis points primarily due to customer mix, partially offset by lower permanent placement income.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2021	2020	% Change
	(Dollars in millions)
SG&A Expenses:
Professional & Industrial	$69.4	$80.5	(13.8)%
Science, Engineering & Technology	35.7	36.5	(2.1)
Education	14.2	16.6	(14.5)
Outsourcing & Consulting	28.4	28.6	(0.6)
International	33.1	33.2	(0.4)
Corporate expenses	21.9	24.1	(9.5)
Consolidated Total	$202.7	$219.5	(7.7)%

	First Quarter
	2021	2020	% Change
	(Dollars in millions)
Restructuring Charges Included in SG&A Expenses:
Professional & Industrial	$—	$4.4	NM %
Science, Engineering & Technology	—	0.5	NM
Education	—	0.9	NM
Outsourcing & Consulting	—	—	NM
International	—	1.1	NM
Corporate expenses	—	1.8	NM
Consolidated Total	$—	$8.7	NM %
First Quarter Results

Total SG&A expenses in Professional & Industrial decreased 13.8%, or 8.8% excluding restructuring charges, due primarily to lower salaries and related costs from cost management actions and initiatives taken to mitigate the impact of lower revenue volume as a result of the COVID-19 disruption, coupled with the impact of the restructuring actions taken in the first quarter of last year prior to the impact of COVID-19.

Total SG&A expenses in Science, Engineering & Technology decreased 2.1% in total from a year ago and decreased 0.7% excluding last year’s restructuring charges. This reduction was due primarily to lower travel and non-salary related sales costs due to continued COVID-19 disruption.

Total SG&A expenses in Education decreased 14.5%, or 9.6% excluding restructuring charges, due primarily to lower salaries and related costs as a result of cost management actions and initiatives taken to help mitigate the lower revenue volume as a result of the COVID-19 disruption.

Total SG&A expenses in Outsourcing & Consulting decreased 0.6%. This reduction was due primarily to lower travel and non-salary related sales costs due to continued COVID-19 disruption.

Total SG&A expenses in International decreased 0.4% on a reported basis and decreased 5.2% on a constant currency basis. Excluding the restructuring charge in the first quarter of 2020, expenses decreased 2.1% on a constant currency basis. Expenses were lower as a result of cost management, combined with the impact of the sale of staffing operations in Brazil in August 2020.

Corporate expenses decreased 9.5% due primarily to lower employee-related costs and the 2020 restructuring charges, partially offset by higher incentive-based compensation.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2021	2020	% Change
	(Dollars in millions)
Earnings (Loss) from Operations:
Professional & Industrial	$6.5	$4.6	42.3%
Science, Engineering & Technology	17.5	18.2	(4.2)
Education	3.0	3.8	(21.2)
Outsourcing & Consulting	2.9	0.2	NM
International	2.6	1.1	135.1
Corporate	(21.9)	(139.7)	84.3
Consolidated Total	$10.6	$(111.8)	NM %
First Quarter Results
Professional & Industrial reported earnings of $6.5 million for the quarter, a 42.3% increase from a year ago. The increase in earnings was primarily due to decreased expenses of $11.1 million described above, partially offset by the lower staffing services volumes and one-time costs in the call center business.

Science, Engineering & Technology reported earnings of $17.5 million for the quarter, a 4.2% decrease from a year ago. The decrease in earnings was primarily due to the impact of COVID-19 on our operations, partially offset by the cost management initiatives taken to mitigate its impact.

Education reported earnings of $3.0 million for the quarter, a 21.2% decrease from a year ago. The decrease was primarily due to the impact of COVID-19 on our operations, partially offset by the cost management initiatives taken to mitigate its impact.

Outsourcing & Consulting reported earnings of $2.9 million for the quarter, compared to earnings of $0.2 million a year ago. The increase in earnings was primarily due to the impact of increased revenue volumes within the segment.

International reported earnings of $2.6 million for the quarter, compared to earnings of $1.1 million a year ago. The increase in earnings was primarily due to the year-over-year impact of restructuring charges incurred in the first quarter of 2020.

Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll, which is generally paid weekly or monthly, and customer accounts receivable, which is generally outstanding for longer periods. Since receipts from customers lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. The impact of the current economic slow-down resulting from the COVID-19 crisis began in March 2020 and continued during the first quarter of 2021.
As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $245.2 million at the end of the first quarter of 2021 and $228.1 million at year-end 2020. As further described below, we generated $10.5 million of cash from operating activities, generated $7.9 million of cash from investing activities and generated $0.1 million of cash from financing activities.
Operating Activities
In the first three months of 2021, we generated $10.5 million of net cash from operating activities, as compared to generating $8.4 million in the first three months of 2020, due to recurring working capital changes.
Trade accounts receivable totaled $1.3 billion at the end of the first quarter of 2021. Global DSO was 60 days at the end of the first quarter of 2021, 64 days at year-end 2020 and 59 days at the end of the first quarter of 2020. The decrease since year-end 2020 reflects the collection of receivables from several large customers who were carrying higher balances due to customer-driven administrative issues at year end.
Our working capital position (total current assets less total current liabilities) was $632.7 million at the end of the first quarter of 2021, an increase of $8.7 million from year-end 2020. Excluding additional cash, working capital declined $7.7 million from year-end 2020. The current ratio (total current assets divided by total current liabilities) was 1.7 at the end of the first quarter of 2021 and at year-end 2020.
Investing Activities
In the first three months of 2021, we generated $7.9 million of cash from investing activities, as compared to generating $15.9 million in the first three months of 2020. Included in cash from investing activities in the first three months of 2021 is $10.4 million of proceeds from company-owned life insurance. Included in cash from investing activities in the first three months of 2020 is $55.5 million of proceeds representing the cash received, net of transaction expenses, for the sale of three headquarters properties as a part of a sale and leaseback transaction. This was partially offset by $36.3 million of cash used for the acquisition of Insight in January 2020, net of the cash received.
Financing Activities
In the first three months of 2021, we generated $0.1 million of cash from financing activities, as compared to using $4.6 million in the first three months of 2020. The change in cash from financing activities was primarily related to the year-over-year change in dividend payments. Dividends paid per common share were $0.075 in first three months of 2020, while no dividends were paid in the first three months of 2021.
Changes in net cash from financing activities are also impacted by short-term borrowing activities. Debt totaled $1.1 million at the end of the first quarter of 2021 and was $0.3 million at year-end 2020, and represented local borrowings in both periods. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.1% at the end of the first quarter of 2021 and 0.0% at year-end 2020.
The change in short-term borrowings in the first three months of 2021 was primarily due to borrowings on local lines of credit. The change in short-term borrowings in the first three months of 2020 was primarily due to payments on local lines of credit.
New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
Contractual Obligations and Commercial Commitments
There were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include asset-based lending, additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies. During 2021, cash generated from operations will continue to be supplemented by recent enactment of laws providing COVID-19 relief, most notably the Coronavirus Aid, Relief, and Economic Security Act which allows for the deferral of payments of the Company's U.S. social security taxes. Such deferrals are required to be repaid by the end of 2021 and 2022.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2021 first quarter end, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

As of the end of the first quarter of 2021, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $97.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the first quarter of 2021, we met the debt covenants related to our revolving credit facility and securitization facility.

We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We believe that we may utilize a portion of our existing cash balances to fund working capital requirements over the next several quarters if demand for our services continues to increase and to pay 50% of deferred payroll tax balances which are due in the fourth quarter of 2021.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changing market and economic conditions, the recent novel coronavirus (COVID-19) outbreak, competitive market pressures including pricing and technology introductions and disruptions, disruption in the labor market and weakened demand for human capital resulting from technological advances, competition law risks, the impact of changes in laws and regulations (including federal, state and international tax laws), unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, or the risk of additional tax liabilities in excess of our estimates, our ability to achieve our business strategy, our ability to successfully develop new service offerings, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with government or government contractors, the risk of damage to our brand, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, services of licensed professionals and services connecting talent to independent work, our increasing dependency on third parties for the execution of critical functions, our ability to effectively implement and manage our information technology strategy, the risks associated with past and future acquisitions, including risk of related impairment of goodwill and intangible assets, exposure to risks associated with investments in equity affiliates including PersolKelly Pte. Ltd., risks associated with conducting business in foreign countries, including foreign currency fluctuations, the exposure to potential market and currency exchange risks relating to our investment in Persol Holdings, risks associated with violations of anticorruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, our ability to sustain critical business applications through our key data centers, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyberattacks or other breaches of network or information technology security, our ability to realize value from our tax credit and net operating loss carryforwards, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2021 first quarter earnings.
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

In January 2018, the Hungarian Competition Authority initiated proceedings against the Company, along with a local industry trade association and its members due to alleged infringement of national competition regulations. The Authority announced its decision on December 18, 2020, levying a fine against the trade association with joint and several secondary liabilities placed on the 20 member companies. Our apportioned secondary liability is approximately $300,000. Certain other member companies exercised their right to challenge the decision, which could impact the apportionment. The Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

Item 1A.  Risk Factors.
The following risk factor has been updated from the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on the Form 10-K for year ended January 3, 2021.
Our business has been adversely impacted by the recent novel coronavirus (COVID-19) outbreak and we expect adverse business and economic conditions will continue in the future.
The outbreak of the novel coronavirus across the globe continues to negatively impact the economies and general welfare in the countries in which we operate, as well as in the countries in which demand for our customers' goods and services are created. As the pandemic continues, we have maintained our focus on the health and safety of our employees, contractors, customers and suppliers around the world. Our emergency management team continues to track the impact of COVID-19, including the deployment of vaccines, implementation of health and safety measures across our various business segments, and development of plans for safely continuing operations during the pandemic.

The demand for staffing services is significantly affected by general economic conditions. The economic downturn and uncertainties related to the duration of the COVID-19 pandemic have had and are expected to have an adverse impact on the staffing industry and the Company’s ability to forecast its financial performance. Containment and mitigation measures taken to combat the spread of COVID-19, including travel bans, quarantines, shelter-in-place orders, temporary shutdowns, social distancing, and other health and safety precautions have decreased customer demand for staffing services. In our Education segment, many school districts previously responded to an increase in COVID-19 cases by moving to virtual or hybrid education models. While many school districts have returned to in-person instruction, future disruptions in on-site instruction and the uncertainties related to the deployment of services via virtual and hybrid education models may materially impact the Company’s financial performance. We continue to assess and address the impact of COVID-19 on the financial viability of third parties on which we rely to provide staffing services or manage critical business functions.

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

In the second quarter of 2020, we took a number of cost management actions to address declines in our revenues and adverse business conditions. Certain actions, such as reducing officer and employee compensation and furloughing and redeploying employees, ended in the fourth quarter of 2020. Other actions taken, including reducing full-time employee staffing levels, reducing discretionary expenses and projects, and suspending dividends payable on our common stock, continue. There can be no assurance that these actions will be adequate, and further actions may be required in the future. Due to uncertainty regarding the sufficiency of the containment and mitigation measures to combat the COVID-19 outbreak and the duration of their implementation, coupled with the unknown timeline for effective deployment of COVID-19 vaccines to a large portion of the workforce, the extent or the duration of the impact on our business, financial condition, ability to meet financial covenants and restrictions in our debt facilities, and results of operations cannot be predicted with certainty, however, such impacts could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2021, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
January 4, 2021 through February 7, 2021	559	$21.26	—	$—

February 8, 2021 through March 7, 2021	22,444	21.09	—	$—

March 8, 2021 through April 4, 2021	3,879	21.97	—	$—

Total	26,882	$21.22	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 26,882 shares were reacquired in transactions during the quarter.

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

Date: May 13, 2021

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2021

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)