Form 10-Q
period 2021-07-04
KELLY SERVICES INC
filed 2021-08-12
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
OR
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
Yes ☐ No ☒
At August 2, 2021, 36,027,928 shares of Class A and 3,358,521 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenue from services	$1,258.1	$975.3	$2,464.0	$2,236.4

Cost of services	1,027.1	786.1	2,019.7	1,823.9

Gross profit	231.0	189.2	444.3	412.5

Selling, general and administrative expenses	217.3	178.1	420.0	397.6

Goodwill impairment charge	—	—	—	147.7

Gain on sale of assets	—	—	—	(32.1)

Earnings (loss) from operations	13.7	11.1	24.3	(100.7)

Gain (loss) on investment in Persol Holdings	6.3	29.6	36.3	(48.2)

Other income (expense), net	(0.3)	2.6	(3.7)	4.3

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	19.7	43.3	56.9	(144.6)

Income tax expense (benefit)	(2.6)	0.9	7.9	(35.3)

Net earnings (loss) before equity in net earnings (loss) of affiliate	22.3	42.4	49.0	(109.3)

Equity in net earnings (loss) of affiliate	1.7	(1.3)	0.6	(2.8)

Net earnings (loss)	$24.0	$41.1	$49.6	$(112.1)

Basic earnings (loss) per share	$0.60	$1.04	$1.25	$(2.86)
Diluted earnings (loss) per share	$0.60	$1.04	$1.25	$(2.86)

Average shares outstanding (millions):
Basic	39.4	39.3	39.4	39.2
Diluted	39.5	39.4	39.5	39.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net earnings (loss)	$24.0	$41.1	$49.6	$(112.1)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.1 and $0.5, tax expense of $0.4 and tax benefit of $0.4, respectively	2.0	2.7	(11.6)	(4.7)
Less: Reclassification adjustments included in net earnings (loss)	—	—	—	—
Foreign currency translation adjustments	2.0	2.7	(11.6)	(4.7)

Other comprehensive income (loss)	2.0	2.7	(11.6)	(4.7)

Comprehensive income (loss)	$26.0	$43.8	$38.0	$(116.8)

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 4, 2021	January 3, 2021
Assets
Current Assets
Cash and equivalents	$64.4	$223.0
Trade accounts receivable, less allowances of $12.5 and $13.3, respectively	1,362.5	1,265.2
Prepaid expenses and other current assets	82.4	61.4
Total current assets	1,509.3	1,549.6

Noncurrent Assets
Property and equipment:
Property and equipment	207.9	222.3
Accumulated depreciation	(170.2)	(181.3)
Net property and equipment	37.7	41.0
Operating lease right-of-use assets	83.2	83.2
Deferred taxes	302.9	282.0
Goodwill, net	114.8	3.5
Investment in Persol Holdings	187.7	164.2
Investment in equity affiliate	120.0	118.5
Other assets	391.3	319.9
Total noncurrent assets	1,237.6	1,012.3

Total Assets	$2,746.9	$2,561.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 4, 2021	January 3, 2021
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0.1	$0.3
Accounts payable and accrued liabilities	612.6	536.8
Operating lease liabilities	19.6	19.6
Accrued payroll and related taxes	337.0	293.0
Accrued workers’ compensation and other claims	22.0	22.7
Income and other taxes	62.6	53.2
Total current liabilities	1,053.9	925.6

Noncurrent Liabilities
Operating lease liabilities	67.1	67.5
Accrued payroll and related taxes	58.5	58.5
Accrued workers’ compensation and other claims	40.8	42.2
Accrued retirement benefits	214.6	205.8
Other long-term liabilities	68.2	59.3
Total noncurrent liabilities	449.2	433.3

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 36.7 shares issued at 2021 and 2020	36.7	36.7
Class B common stock, 10.0 shares authorized; 3.4 shares issued at 2021 and 2020	3.4	3.4
Treasury stock, at cost
Class A common stock, 0.7 shares at 2021 and 0.8 shares at 2020	(14.7)	(16.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	22.3	21.3
Earnings invested in the business	1,212.5	1,162.9
Accumulated other comprehensive income (loss)	(15.8)	(4.2)
Total stockholders’ equity	1,243.8	1,203.0

Total Liabilities and Stockholders’ Equity	$2,746.9	$2,561.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Capital Stock
Class A common stock
Balance at beginning of period	$36.7	$36.6	$36.7	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.7	36.6	36.7	36.6

Class B common stock
Balance at beginning of period	3.4	3.5	3.4	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.4	3.5	3.4	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(15.1)	(17.4)	(16.5)	(20.3)
Net issuance of stock awards	0.4	0.7	1.8	3.6
Balance at end of period	(14.7)	(16.7)	(14.7)	(16.7)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	20.6	19.5	21.3	22.5
Net issuance of stock awards	1.7	1.0	1.0	(2.0)
Balance at end of period	22.3	20.5	22.3	20.5

Earnings Invested in the Business
Balance at beginning of period	1,188.5	1,081.7	1,162.9	1,238.6
Cumulative-effect adjustment, net of tax, from adoption of ASU 2016-13, Credit Losses	—	—	—	(0.7)
Net earnings (loss)	24.0	41.1	49.6	(112.1)
Dividends	—	—	—	(3.0)
Balance at end of period	1,212.5	1,122.8	1,212.5	1,122.8

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(17.8)	(23.2)	(4.2)	(15.8)
Other comprehensive income (loss), net of tax	2.0	2.7	(11.6)	(4.7)
Balance at end of period	(15.8)	(20.5)	(15.8)	(20.5)

Stockholders’ Equity at end of period	$1,243.8	$1,145.6	$1,243.8	$1,145.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	July 4, 2021	June 28, 2020
Cash flows from operating activities:
Net earnings (loss)	$49.6	$(112.1)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Goodwill impairment charge	—	147.7
Deferred income taxes on goodwill impairment charge	—	(23.0)
Depreciation and amortization	14.1	12.0
Operating lease asset amortization	10.7	10.5
Provision for credit losses and sales allowances	—	0.1
Stock-based compensation	2.8	2.4
(Gain) loss on investment in Persol Holdings	(36.3)	48.2
Gain on sale of assets	—	(32.1)
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	(0.6)	2.8
Other, net	2.2	0.8
Changes in operating assets and liabilities, net of acquisitions	5.1	120.8

Net cash from operating activities	47.6	178.1

Cash flows from investing activities:
Capital expenditures	(4.9)	(7.7)
Proceeds from sale of assets	—	55.5
Acquisition of companies, net of cash received	(219.0)	(36.4)
Proceeds (payments) related to loans with equity affiliate	5.8	—
Proceeds from company-owned life insurance	10.4	2.3
Proceeds from (investment in) equity securities	5.0	—
Other investing activities	1.0	(0.4)

Net cash (used in) from investing activities	(201.7)	13.3

Cash flows from financing activities:
Net change in short-term borrowings	(0.1)	(1.4)
Financing lease payments	(0.3)	(0.6)
Payments of tax withholding for stock awards	(0.6)	(1.1)
Dividend payments	—	(3.0)
Other financing activities	—	(0.1)

Net cash used in financing activities	(1.0)	(6.2)

Effect of exchange rates on cash, cash equivalents and restricted cash	(2.3)	5.7

Net change in cash, cash equivalents and restricted cash	(157.4)	190.9
Cash, cash equivalents and restricted cash at beginning of period	228.1	31.0

Cash, cash equivalents and restricted cash at end of period (1)	$70.7	$221.9

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	26 Weeks Ended
	July 4, 2021	June 28, 2020
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$64.4	$216.2
Restricted cash included in prepaid expenses and other current assets	0.1	0.5
Noncurrent assets:
Restricted cash included in other assets	6.2	5.2
Cash, cash equivalents and restricted cash at end of period	$70.7	$221.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 3, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021 (the 2020 consolidated financial statements). The Company’s second fiscal quarter ended on July 4, 2021 (2021) and June 28, 2020 (2020), each of which contained 13 weeks. The corresponding June year to date periods for 2021 and 2020 each contained 26 weeks.

As discussed in the Segment Disclosures footnote, the Company changed its reportable segments during the third quarter of 2020. As a result, certain reclassifications have been made to the financial statements for the second quarter of 2020 and June year to date 2020 to conform to our updated reportable segment presentation.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	Second Quarter		June Year to Date
	2021	2020	2021	2020
Professional & Industrial
Staffing services	$359.8	$300.6	$712.3	$689.0
Permanent placement	5.3	1.7	10.2	4.7
Outcome-based services	101.4	104.1	211.6	206.5
Total Professional & Industrial	466.5	406.4	934.1	900.2

Science, Engineering & Technology
Staffing services	212.9	181.6	399.1	380.8
Permanent placement	6.1	2.5	10.9	5.9
Outcome-based services	79.2	63.2	142.9	130.8
Total Science, Engineering & Technology	298.2	247.3	552.9	517.5

Education
Staffing services	104.1	25.1	214.9	167.5
Permanent placement	1.8	—	2.6	0.1
Total Education	105.9	25.1	217.5	167.6

Outsourcing & Consulting
Talent solutions	107.3	83.6	206.6	173.1
Total Outsourcing & Consulting	107.3	83.6	206.6	173.1

International
Staffing services	272.0	209.6	537.6	469.1
Permanent placement	5.4	3.4	10.9	9.1
Talent solutions	3.0	—	4.8	—
Total International	280.4	213.0	553.3	478.2

Total Intersegment	(0.2)	(0.1)	(0.4)	(0.2)

Total Revenue from Services	$1,258.1	$975.3	$2,464.0	$2,236.4

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

The below table presents our revenues disaggregated by geography (in millions of dollars):

	Second Quarter		June Year to Date
	2021	2020	2021	2020
Americas
United States	$894.6	$700.1	$1,753.1	$1,628.6
Canada	39.5	25.6	73.6	58.4
Mexico	33.1	22.5	67.7	51.2
Puerto Rico	26.9	20.0	51.1	37.7
Brazil	—	6.1	—	15.2
Total Americas Region	994.1	774.3	1,945.5	1,791.1

Europe
France	57.5	39.9	111.8	92.4
Switzerland	54.0	47.4	106.7	91.6
Portugal	40.6	23.8	84.3	67.4
Russia	33.7	29.3	66.3	61.4
Italy	19.4	13.3	37.5	28.0
United Kingdom	17.7	17.8	34.7	40.1
Germany	8.5	7.1	15.6	15.1
Ireland	6.3	4.1	11.4	9.1
Other	17.0	11.5	32.6	26.7
Total Europe Region	254.7	194.2	500.9	431.8

Total Asia-Pacific Region	9.3	6.8	17.6	13.5

Total Kelly Services, Inc.	$1,258.1	$975.3	$2,464.0	$2,236.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	Second Quarter		June Year to Date
	2021	2020	2021	2020
Science, Engineering & Technology
Americas	$296.6	$246.1	$549.8	$514.5
Europe	1.6	1.2	3.1	3.0
Total Science, Engineering & Technology	$298.2	$247.3	$552.9	$517.5

Outsourcing & Consulting
Americas	$92.6	$68.4	$177.4	$143.0
Europe	5.5	8.3	11.7	16.5
Asia-Pacific	9.2	6.9	17.5	13.6
Total Outsourcing & Consulting	$107.3	$83.6	$206.6	$173.1

International
Americas	$32.8	$28.4	$67.1	$66.0
Europe	247.6	184.6	486.2	412.2
Total International	$280.4	$213.0	$553.3	$478.2

Deferred Costs

Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $0.9 million as of second quarter-end 2021 and $1.0 million as of year-end 2020. Amortization expense for the deferred costs for the second quarter and June year to date 2021 was $0.2 million and $0.4 million, respectively. Amortization expense for the deferred costs for the second quarter and June year to date 2020 was $0.3 million and $0.6 million, respectively.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $2.0 million as of second quarter-end 2021 and $4.1 million as of year-end 2020. Amortization expense for the deferred costs for the second quarter and June year to date 2021 was $5.2 million and $12.1 million, respectively. Amortization expense for the deferred costs for the second quarter and June year to date 2020 was $4.8 million and $9.6 million, respectively.

3. Credit Losses
On December 30, 2019, we adopted Accounting Standards Codification ("ASC") Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures, as applicable.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	June Year to Date
	2021	2020
Allowance for credit losses:
Beginning balance	$9.8	$9.7
Impact of adopting ASC 326	—	0.3
Current period provision	(0.2)	0.4
Currency exchange effects	0.1	(0.4)
Write-offs	(0.8)	(0.7)
Ending balance	$8.9	$9.3

Write-offs are presented net of recoveries, which were not material for June year to date 2021 and 2020.

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

The rollforward of our allowance for credit losses related to the long-term customer receivable, which is recorded in other assets in the consolidated balance sheet, is as follows (in millions of dollars):

	June Year to Date
	2021	2020
Allowance for credit losses:
Beginning balance	$10.9	$1.0
Impact of adopting ASC 326	—	0.7
Current period provision	—	—
Currency exchange effects	—	—
Ending Balance	$10.9	$1.7

We are also exposed to credit losses for other receivables measured at amortized cost, including the working capital adjustment receivable for Softworld (see Acquisitions and Disposition footnote). No other allowances related to the working capital adjustment receivable or other receivables were material for second quarter-end 2021.

4.  Acquisitions and Disposition
Acquisitions

In the second quarter of 2021, the Company acquired Softworld, Inc. ("Softworld"), as detailed below. In the first quarter of 2020, Kelly Services USA, LLC ("KSU"), a wholly owned subsidiary of the Company, acquired Insight Workforce Solutions LLC and its affiliate, Insight EDU LLC (collectively, "Insight"), as detailed below. In the fourth quarter of 2020, KSU acquired Greenwood/Asher & Associates, LLC ("Greenwood/Asher"), as detailed below.

Softworld

On April 5, 2021, the Company acquired 100% of the shares of Softworld for a purchase price of $215.0 million. Softworld is a leading technology staffing and workforce solutions firm that serves clients across several end-markets, including financial services, life sciences, aerospace, defense, insurance, retail and IT consulting. This acquisition will expand our capabilities, scale and solution set in our technology specialty. Under terms of the purchase agreement, the purchase price was adjusted for

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
cash held by Softworld at the closing date and estimated working capital adjustments resulting in the Company paying cash of $220.4 million. Total consideration includes $2.6 million of additional consideration that is payable to the seller in 2022. The Company recorded a post-close receivable for a working capital adjustment of $6.0 million, which is included in prepaid expenses and other current assets in the consolidated balance sheet. There are no expected credit losses associated with the receivable as of second quarter-end 2021. The total consideration is as follows (in millions of dollars):

Cash consideration paid	$220.4
Additional consideration payable	2.6
Net working capital adjustment	(6.0)
Total consideration	$217.0

Due to the limited amount of time that has passed since acquiring Softworld, the purchase price allocation for this acquisition is preliminary and could change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$1.4
Trade accounts receivable	21.6
Prepaid expenses and other current assets	3.3
Net property and equipment	1.2
Operating lease right-of-use assets	7.6
Non-current deferred tax	5.9
Goodwill	111.3
Intangibles	79.4
Other assets, noncurrent	1.2
Accounts payable and accrued liabilities, current	(2.5)
Operating lease liabilities, current	(1.3)
Accrued payroll and related taxes, current	(4.6)
Income and other taxes, current	(1.2)
Operating lease liabilities, noncurrent	(6.3)
Total consideration, including working capital adjustments	$217.0

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the Softworld acquisition was $79.4 million of intangible assets, made up of $54.9 million in customer relationships, $23.1 million associated with Softworld's trade names and trademarks, and $1.4 million for non-compete agreements. The customer relationships and trade names and trademarks will be amortized over 10 years with no residual value and the non-compete agreements will be amortized over five years with no residual value. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue synergies and was assigned to the SET operating segment (see Goodwill footnote). All of the goodwill is expected to be deductible for tax purposes.

Softworld's results of operations are included in the SET segment in 2021. Our consolidated revenues and net earnings for the second quarter and June year to date 2021 included $30.4 million and $1.7 million, respectively, from Softworld. The date of the acquisition was the first day of our second quarter, therefore, our first quarter results do not include any revenue or earnings from Softworld.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Pro Forma Information

The following unaudited pro forma information presents a summary of the operating results as if the Softworld acquisition had been completed as of December 30, 2019 (in millions of dollars):

	Second Quarter		June Year to Date
	2021	2020	2021	2020
Pro forma revenues	$1,258.1	$1,001.3	$2,495.2	$2,290.6
Pro forma net earnings (loss)	$24.0	$42.0	$51.2	$(112.8)

Due to the date of the acquisition, the second quarter 2021 pro forma results reflect actual results for the period. The pro forma results for June year to date 2021 and 2020 reflect amortization of the intangible assets of $2.0 million per quarter, a non-recurring adjustment to reclassify $1.3 million of transaction expenses from June year to date 2021 to June year to date 2020 and applicable taxes. The unaudited pro forma information presented has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed date, nor is it necessarily an indication of future operating results.

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

Insight

On January 14, 2020, KSU acquired 100% of the membership interests of Insight, an educational staffing company in the U.S., for a purchase price of $34.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Insight at the closing date and estimated working capital adjustments resulting in the Company paying cash of $38.1 million. The purchase price of the acquisition also included contingent consideration with an estimated fair value of $1.6 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Monte Carlo simulation and the liability is recorded in accounts payable and accrued liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). Subsequently, the earnout was revalued, resulting in a net increase to the liability of $0.1 million in 2020 and a further increase of $0.1 million in the second quarter of 2021, and is expected to be paid in the third quarter of 2021. In the second quarter of 2020, the Company paid a working capital adjustment of $0.1 million. As of year-end 2020, the purchase price allocation for this acquisition is final.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Disposition

On August 18, 2020, the Company sold its Brazil operations for a purchase price of $1.4 million. The Company received cash proceeds of $1.2 million, net of cash disposed. As a part of the transaction, the Company has agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. Accordingly, the Company recorded an indemnification liability of $2.5 million in other long-term liabilities in the consolidated balance sheet, which represented the fair value of the liability at the time of disposition (see Fair Value Measurements footnote) and completely offset the gain on the sale.

5. Investment in Persol Holdings
The Company has a yen-denominated investment through the Company's subsidiary, Kelly Services Japan, Inc., in the common stock of Persol Holdings Co., Ltd. ("Persol Holdings"), the 100% owner of Persol Asia Pacific Pte. Ltd., the Company’s joint venture partner in PersolKelly Pte. Ltd. (the "JV"). As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). A gain on the investment of $6.3 million and $36.3 million in the second quarter and June year to date 2021, respectively, a gain on the investment of $29.6 million and a loss on the investment of $48.2 million in the second quarter and June year to date 2020, respectively, was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

6.  Investment in PersolKelly Pte. Ltd.

The Company has a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing services business operating in ten geographies in the Asia-Pacific region. The operating results of the Company’s interest in the JV are accounted for on a one-quarter lag under the equity method and are reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to a gain of $1.7 million and $0.6 million in the second quarter and June year to date 2021, respectively, and a loss of $1.3 million and $2.8 million in the second quarter and June year to date 2020, respectively. This investment is evaluated for indicators of impairment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity investment, we will adjust the carrying amount of the investment to the current fair value.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $120.0 million as of second quarter-end 2021 and $118.5 million as of year-end 2020. The net amount due to the JV, a related party, was not material as of the second quarter-end 2021 and the net amount due from the JV was $5.6 million as of year-end 2020. The Company made loans in prior years, proportionate to its 49% ownership, to the JV to fund working capital requirements as a result of its sustained revenue growth. In April 2021, the Company received $5.8 million from the JV for the outstanding balance of the loan. As of second quarter-end 2021, there is no outstanding loan balance or accrued interest receivable relating to the loan. Accrued interest receivable, which is included in prepaid expenses and other current assets in the consolidated balance sheet, was not material at year-end 2020. The JV is a supplier to certain MSP programs in the region and the amounts for services provided to the Company, which are included in accounts payable and accrued liabilities in the consolidated balance sheet, are not material.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of second quarter-end 2021 and year-end 2020 in the consolidated balance sheet by fair value hierarchy level, as described below.

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

	As of Second Quarter-End 2021
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$6.1	$6.1	$—	$—
Investment in Persol Holdings	187.7	187.7	—	—

Total assets at fair value	$193.8	$193.8	$—	$—

Brazil indemnification	$(2.7)	$—	$—	$(2.7)
Greenwood/Asher earnout	(1.7)	—	—	(1.7)
Insight earnout	(1.8)	—	—	(1.8)

Total liabilities at fair value	$(6.2)	$—	$—	$(6.2)

	As of Year-End 2020
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$120.3	$120.3	$—	$—
Investment in Persol Holdings	164.2	164.2	—	—

Total assets at fair value	$284.5	$284.5	$—	$—

Brazil indemnification	$(2.6)	$—	$—	$(2.6)
Greenwood/Asher earnout	(2.1)	—	—	(2.1)
Insight earnout	(1.7)	—	—	(1.7)

Total liabilities at fair value	$(6.4)	$—	$—	$(6.4)

Money market funds represent investments in money market funds that hold government securities, of which $6.1 million as of second quarter-end 2021 and $5.1 million as of year-end 2020, are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of year-end 2020 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.7 million as of the second quarter-end 2021 and $20.1 million at year-end 2020.

As of second quarter-end 2021 and year-end 2020, the Company had an indemnification liability of $2.7 million and $2.6 million, respectively, in other long-term liabilities on the consolidated balance sheet related to the sale of the Brazil operations (see Acquisitions and Disposition footnote). The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a Level 3 liability, and is being measured on a recurring basis. During year to date 2021, the Company recognized an increase of $0.1 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The Company recorded an earnout liability relating to the 2020 acquisition of Insight, totaling $1.8 million at second quarter-end 2021 and $1.7 million at year-end 2020 in accounts payable and accrued liabilities in the consolidated balance sheet (see Acquisitions and Disposition footnote). The valuation of the earnout liability was initially established using a Monte Carlo simulation and represents the fair value and is considered a Level 3 liability.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, totaling $1.7 million at second quarter-end 2021 in accounts payable and accrued liabilities and other long-term liabilities in the consolidated balance sheet and $2.1 million as of year-end 2020 in other long-term liabilities in the consolidated balance sheet (see Acquisitions and Disposition footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represents the fair value and is considered a Level 3 liability. During year to date 2021, the Company recorded a reduction of $0.4 million to the earnout liability in selling, general & administrative ("SG&A") expenses in the consolidated statements of earnings.

Equity Investment Without Readily Determinable Fair Value

Prior to April 2021, the Company had a minority investment in Business Talent Group, LLC, which was included in other assets in the consolidated balance sheet. This investment was measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. In the second quarter of 2021, BTG entered into a merger agreement which resulted in all of the Company's shares of BTG being automatically canceled upon approval of the merger and resulted in the receipt of $5.0 million in cash, which is equal to the carrying value and purchase price of the BTG investment.

Prior to March 2021, the Company had a minority investment in Kenzie Academy Inc., which was included in other assets in the consolidated balance sheet. The investment was also measured using the measurement alternative for equity investments without a readily determinable fair value as described above. On March 8, 2021, Kenzie entered into a transaction to sell its assets. As of the date of the sale and year-end 2020, the investment had a carrying value of $1.4 million, representing total cost plus observable price changes to date. The asset was written down as a result of the sale and the loss of $1.4 million was recorded in other income (expense), net in the year to date consolidated statements of earnings.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Restructuring
There were no restructuring charges incurred for June year-to-date 2021. In the first quarter of 2020, the Company took restructuring actions to align costs with expected revenues, position the organization to adopt a new operating model in the third quarter of 2020 and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology.

Restructuring costs incurred in June year-to-date 2020 totaled $8.5 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars):

	Lease Termination Costs	Severance Costs	Total

Professional & Industrial	$3.5	$0.9	$4.4
Science, Engineering & Technology	0.5	—	0.5
Education	0.1	0.7	0.8
International	0.7	0.4	1.1
Corporate	—	1.7	1.7
Total	$4.8	$3.7	$8.5

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2020	$3.5
Reductions for cash payments related to all restructuring activities	(2.0)
Balance as of first quarter-end 2021	1.5
Reductions for cash payments related to all restructuring activities	(0.9)
Balance as of second quarter-end 2021	$0.6

The remaining balance of $0.6 million as of second quarter-end 2021 primarily represents severance costs, and the majority is expected to be paid by the end of 2021. No material adjustments are expected to be recorded.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The changes in the carrying amount of goodwill as of June year to date 2021 are included in the table below. The goodwill resulting from the acquisition of Softworld during the second quarter of 2021 (see Acquisitions and Disposition footnote) was allocated to the SET reportable segment.

	As of Year-End 2020	Additions to Goodwill	Impairment Adjustments	As of Second Quarter-End 2021
	(In millions of dollars)
Science, Engineering & Technology	$—	$111.3	$—	$111.3
Education	3.5	—	—	3.5
Total	$3.5	$111.3	$—	$114.8

10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the second quarter and June year to date 2021 and 2020 are included in the table below. Amounts in parentheses indicate debits.

	Second Quarter		June Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(14.4)	$(20.6)	$(0.8)	$(13.2)
Other comprehensive income (loss) before reclassifications	2.0	2.7	(11.6)	(4.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	2.0	2.7	(11.6)	(4.7)
Ending balance	(12.4)	(17.9)	(12.4)	(17.9)

Pension liability adjustments:
Beginning balance	(3.4)	(2.6)	(3.4)	(2.6)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(3.4)	(2.6)	(3.4)	(2.6)

Total accumulated other comprehensive income (loss)	$(15.8)	$(20.5)	$(15.8)	$(20.5)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the second quarter and June year to date 2021 and 2020 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2021	2020	2021	2020
Net earnings (loss)	$24.0	$41.1	$49.6	$(112.1)
Less: earnings allocated to participating securities	(0.2)	(0.3)	(0.4)	—
Net earnings (loss) available to common shareholders	$23.8	$40.8	$49.2	$(112.1)

Average shares outstanding (millions):
Basic	39.4	39.3	39.4	39.2
Dilutive share awards	0.1	0.1	0.1	—
Diluted	39.5	39.4	39.5	39.2

Basic earnings (loss) per share	$0.60	$1.04	$1.25	$(2.86)
Diluted earnings (loss) per share	$0.60	$1.04	$1.25	$(2.86)

Potentially dilutive shares outstanding are primarily related to performance shares (see Stock-Based Compensation footnote for a description of performance shares) for the second quarter and June year to date 2021 and 2020. There were no dividends paid for Class A and Class B common stock for second quarter 2021 and 2020, and June year to date 2021. Dividends paid per share for Class A and Class B common stock were $0.075 for June year to date 2020.

12.  Stock-Based Compensation
For the second quarter of 2021, the Company recognized stock compensation expense of $1.4 million, and a related tax benefit of $0.3 million. For the second quarter of 2020, the Company recognized stock compensation expense of $1.2 million, and a related tax benefit of $0.2 million. For June year to date 2021, the Company recognized stock compensation expense of $2.8 million, and a related tax benefit of $0.4 million. For June year to date 2020, the Company recognized stock compensation expense of $2.4 million, and a related tax benefit of $0.0 million.
Performance Shares
During 2021, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific revenue growth and earnings before interest, taxes, depreciation and amortization ("EBITDA") margin performance goals ("financial measure performance share awards") over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2021, 2022 and 2023, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods.
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
On May 18, 2021, the Compensation Committee approved a modification to the performance goals of our 2021 and 2020 financial measure performance awards to increase the goals to reflect the results of the acquisition of Softworld. We accounted for this change as a Type I modification under ASC 718 as the expectation of the achievement of certain performance conditions related to these awards remained a probable-to-probable post-modification. The Company did not record any incremental stock compensation expense since the fair value of the modified awards immediately after the modification was not

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
greater than the fair value of the original awards immediately before the modification. All service-based vesting conditions were unaffected by the modification.
A summary of the status of all nonvested performance shares at target as of second quarter-end 2021 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents the 2018 financial measure performance shares and the 2018 Total Shareholder Return ("TSR") performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2020	366	$22.40	47	$31.38
Granted	180	20.20	—	—
Vested	(13)	24.90	—	—
Forfeited	(16)	24.73	—	—
Vesting adjustment	(94)	16.99	(47)	31.38
Nonvested at second quarter-end 2021	423	$22.50	—	$—
Restricted Stock

A summary of the status of nonvested restricted stock as of second quarter-end 2021 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2020	281	$22.74
Granted	211	21.31
Vested	(87)	23.36
Forfeited	(15)	24.19
Nonvested at second quarter-end 2021	390	$21.78

13. Sale of Assets

In the second quarter of 2020, the Company monetized wage subsidy receivables outside the U.S. for $16.9 million, net of fees and 5% retainer. The sale of these receivables was accounted for as a sale of financial assets with certain recourse provisions in which we derecognized the receivables. Although the sale of receivables is with recourse, the Company did not record a recourse obligation as the Company concluded the receivables were collectible. The net cash proceeds related to the sale were included in operating activities in the consolidated statements of cash flows and the fees related to the sale were included in SG&A expenses in the consolidated statements of earnings.

On March 20, 2020, the Company sold three of our four headquarters properties for a purchase price of $58.5 million as a part of a sale and leaseback transaction. The properties included the parcels of land, together with all rights and easements, in addition to all improvements located on the land, including buildings. The Company received cash proceeds of $55.5 million, which was net of transaction expenses. As of the date of the sale, the properties had a combined net carrying amount of $23.4 million. The resulting gain on the sale of the assets was $32.1 million which was recorded in gain on sale of assets in the consolidated statements of earnings. The Company leased back the headquarters buildings on the same date.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
14.  Other Income (Expense), Net
Included in other income (expense), net for the second quarter and June year to date 2021 and 2020 are the following:

	Second Quarter		June Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Interest income	$—	$0.1	$0.1	$0.4
Interest expense	(0.6)	(0.8)	(1.2)	(1.7)
Dividend income	1.0	1.3	1.0	1.3
Foreign exchange gains (losses)	(0.7)	1.3	(0.9)	3.7
Other	—	0.7	(2.7)	0.6

Other Income (Expense), Net	$(0.3)	$2.6	$(3.7)	$4.3

Included in Other for June year to date 2021 is a loss from the sale of the assets related to our minority investment in Kenzie Academy (see Fair Value Measurements footnote) and transaction-related expenses from the April 2021 acquisition of Softworld (see Acquisitions and Disposition footnote).

15. Income Taxes
Income tax benefit was $2.6 million and expense was $0.9 million for the second quarter of 2021 and 2020, respectively. Income tax expense was $7.9 million and income tax benefit was $35.3 million for June year to date 2021 and 2020, respectively. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a charge of $1.9 million for the second quarter of 2021 and $11.1 million for June year to date 2021, compared to a charge of $9.0 million for the second quarter of 2020 and a benefit of $14.8 million for June year to date 2020. The second quarter of 2021 benefited $5.2 million from a change in United Kingdom tax rates, while the second quarter of 2020 benefited $7.7 million from Brazil outside basis differences. June year to date 2020 includes a tax benefit of $23.0 million on the impairment of goodwill.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation, and changes in the fair value of the Company's investment in Persol Holdings, which are treated as discrete since they cannot be estimated. The United Kingdom rate change benefit in the second quarter of 2021, impairment of goodwill in the first quarter of 2020 and the Brazil outside basis differences in the second quarter of 2020 were treated as discrete.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. At this time, we have no valuation allowance against our Mexican deferred tax asset of $4.4 million, though it is possible this may change as we assess the impacts of the new labor laws enacted in the second quarter of 2021 on our Mexican business operations.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At second quarter-end 2021 and year-end 2020, the gross accrual for litigation costs amounted to $1.3 million and $1.4 million, respectively.

The Company maintains insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At second quarter-end 2021 and year-end 2020, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.4 million to $4.3 million as of second quarter-end 2021. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the second quarter and June year to date 2021 and 2020. The Company changed its reportable segments during the third quarter of 2020. As a result, certain reclassifications have been made to the reportable segment results for the second quarter of 2020 and June year to date 2020 to conform to the updated reportable segment presentation. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$466.5	$406.4	$934.1	$900.2
Science, Engineering & Technology	298.2	247.3	552.9	517.5
Education	105.9	25.1	217.5	167.6
Outsourcing & Consulting	107.3	83.6	206.6	173.1
International	280.4	213.0	553.3	478.2

Less: Intersegment revenue	(0.2)	(0.1)	(0.4)	(0.2)

Consolidated Total	$1,258.1	$975.3	$2,464.0	$2,236.4

	Second Quarter		June Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Earnings (loss) from Operations:

Professional & Industrial gross profit	$75.2	$78.9	$151.1	$164.0
Professional & Industrial SG&A expenses	(69.0)	(64.6)	(138.4)	(145.1)
Professional & Industrial earnings (loss) from operations	6.2	14.3	12.7	18.9

Science, Engineering & Technology gross profit	66.5	50.6	119.7	105.3
Science, Engineering & Technology SG&A expenses	(46.9)	(31.3)	(82.6)	(67.8)
Science, Engineering & Technology earnings (loss) from operations	19.6	19.3	37.1	37.5

Education gross profit	16.8	4.3	34.0	24.7
Education SG&A expenses	(15.3)	(9.5)	(29.5)	(26.1)
Education earnings (loss) from operations	1.5	(5.2)	4.5	(1.4)

Outsourcing & Consulting gross profit	34.8	29.2	66.1	58.0
Outsourcing & Consulting SG&A expenses	(30.1)	(25.1)	(58.5)	(53.7)
Outsourcing & Consulting earnings (loss) from operations	4.7	4.1	7.6	4.3

International gross profit	37.7	26.2	73.4	60.5
International SG&A expenses	(34.6)	(28.3)	(67.7)	(61.5)
International earnings (loss) from operations	3.1	(2.1)	5.7	(1.0)

Corporate	(21.4)	(19.3)	(43.3)	(159.0)
Consolidated Total	13.7	11.1	24.3	(100.7)
Gain (loss) on investment in Persol Holdings	6.3	29.6	36.3	(48.2)
Other income (expense), net	(0.3)	2.6	(3.7)	4.3

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$19.7	$43.3	$56.9	$(144.6)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	Second Quarter		June Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$1.4	$1.3	$2.8	$2.7
Science, Engineering & Technology	3.3	1.1	4.3	2.1
Education	0.9	0.9	1.9	1.8
Outsourcing & Consulting	0.2	0.2	0.4	0.3
International	0.5	0.5	1.0	1.1

18.  New Accounting Pronouncements

Recently Adopted

In January 2020, the FASB issued Accounting Standards Update ("ASU") 2020-01 which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact to our consolidated financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The COVID-19 pandemic and related containment measures and the subsequent economic recovery have resulted in dramatic shifts in most aspects of the economy and how professional and private lives are conducted. While the pace of change was unprecedented and the resulting impacts are still being determined, our Noble Purpose, “We connect people to work in ways that enrich their lives,” will continue to guide our strategy and actions. As we navigate a world of work now impacted by these changes, we will continue to demonstrate our expected behaviors and actions:

•Employ a talent-first mentality

•Relentlessly deliver for customers

•Grow through discipline and focus

•Deliver efficiency and effectiveness in everything we do

Kelly remains committed to being a leading talent solutions provider among the talent with whom we choose to specialize and in the global markets in which we choose to compete. By aligning ourselves with our Noble Purpose and executing against these behaviors, we have navigated the challenges of the past year and are emerging as a more agile and focused organization, prepared to achieve new levels of growth and profitability as we further develop our portfolio of businesses.

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

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect product

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, information technology and telecommunications specialties predominately in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries, as well as our Softworld, Inc. ("Softworld") subsidiary as of the beginning of the second quarter of 2021

•Education – delivers staffing, direct-hire and executive search services to the K-12, early childhood and higher education markets in the U.S., and includes several acquisitions: Teachers On Call, Insight Workforce Solutions and Greenwood/Asher & Associates

•Outsourcing & Consulting – delivers Master Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Payroll Process Outsourcing ("PPO") and Advisory Services to customers on a global basis

•International – delivers staffing and direct-hire services in 15 countries in Europe, as well as Mexico

In addition, we provide staffing services to customers in the Asia-Pacific region through PersolKelly Pte. Ltd., our joint venture with Persol Asia Pacific Pte. Ltd, a wholly owned subsidiary of Persol Holdings, a leading provider of HR solutions in Japan.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. and was 60 days on a global basis as of the end of the second quarter of 2021 and 64 days as of the end of 2020. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective

Short Term

While far from certain, the impacts of COVID-19 on the global economy, the talent solutions industry, our customers and our talent have become clearer since the beginning of the pandemic. Beginning in mid-March 2020, our year-over-year revenues declined swiftly and substantially as governments and businesses reacted to the crisis. In response, in April 2020 we took a series of proactive actions. These actions were designed to reduce spending, minimize layoffs, and bolster the strength and flexibility of Kelly’s finances. These actions included salary reductions for full-time salaried employees, including reduced CEO and senior leader compensation, temporary furloughing and/or redeployment of some employees. Our actions generated substantial cost savings and allowed us the time necessary to assess the variety of impacts the crisis had on our business. Most actions were in place until early in the fourth quarter of 2020.

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

Given the level of uncertainty surrounding the duration of the COVID-19 crisis, Kelly’s board also voted to suspend the quarterly dividend in May 2020 and continued to assess economic and business conditions to determine future actions with respect to our dividend policy. As of August 2021, the Board of Directors declared a dividend of $0.05 per share.

The negative market reaction to the COVID-19 crisis in March 2020 also resulted in a decline in our common stock price which caused our market capitalization to decline significantly at the end of the first quarter of 2020. This triggered an interim goodwill impairment test and resulted in a $147.7 million non-cash goodwill impairment charge in the first quarter of 2020.

In the second quarter of 2021, as we anniversary the impacts of the crisis, revenues have returned to year-over-year growth. In addition, our sequential quarter-over-quarter revenue growth points to a continuation of the recovery. We expect that demand for our services will continue to gradually recover from the economic slowdown and the effects of customer and talent concerns related to operating safely during a pandemic. The impact on the revenues of each segment will vary, given the differences in pandemic-related measures enacted in each geography, the customer industries served and the availability of the talent provided to our customers. We are proactively taking steps to address talent shortages and mismatches in our businesses that were most impacted by the pandemic, including implementing new technologies, streamlining processes, adopting efficient recruiting models and collaborating with clients on innovative approaches to attract and retain talent. We currently expect a gradual return to pre-crisis levels of customer demand; however, the pace of such a return may be delayed if a resurgence in infections leads to additional disruption, containment measures or increased lack of available talent to match our customers’ demand. As

2021 progresses, we expect that our revenue will reflect a continued gradual improvement in demand and result in continued improvements in year-over-year gross profit and earnings from operations.

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

Kelly has done business in these specialties for many years, but our current operating model represents a new approach – one that brings together both staffing and outcome-based pieces of a specialty under a single specialty leader and aggregates assets to accelerate specialty growth and profitability. We believe this specialty structure gives us greater advantages in the market, and we expect our disciplined focus to deliver profitable growth coming out of the crisis. In addition, we intend to invest in strategic, targeted M&A opportunities in our specialties, while optimizing our portfolio, as demonstrated by the recent acquisition of Softworld in the second quarter of 2021, the acquisition of Greenwood/Asher & Associates in the fourth quarter of 2020 and the sale of our operations in Brazil during the third quarter of 2020.

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
EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA margin (EBITDA divided by revenue from services) are measures used for understanding the Company's ability to generate cash flow and for judging overall operating performance.
NM (not meaningful) in the following tables is used in place of percentage changes where: the change is in excess of 500%, the change involves a comparison between earnings and loss amounts, or the comparison amount is zero.
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

Results of Operations
Total Company
(Dollars in millions)

	Second Quarter				June Year to Date
	2021	2020	% Change		2021	2020	% Change
Revenue from services	$1,258.1	$975.3	29.0%		$2,464.0	$2,236.4	10.2%
Gross profit	231.0	189.2	22.1		444.3	412.5	7.7
SG&A expenses excluding restructuring charges	217.3	178.3	21.8		420.0	389.1	7.9
Restructuring charges	—	(0.2)	NM		—	8.5	NM
Total SG&A expenses	217.3	178.1	21.9		420.0	397.6	5.6
Goodwill impairment charge	—	—	NM		—	147.7	NM
Gain on sale of assets	—	—	NM		—	32.1	NM
Earnings (loss) from operations	13.7	11.1	24.1		24.3	(100.7)	NM
Gain (loss) on investment in Persol Holdings	6.3	29.6	(78.8)		36.3	(48.2)	NM
Other income (expense), net	(0.3)	2.6	(109.0)		(3.7)	4.3	(185.8)
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	19.7	43.3	(54.4)		56.9	(144.6)	NM
Income tax expense (benefit)	(2.6)	0.9	(406.2)		7.9	(35.3)	122.2
Equity in net earnings (loss) of affiliate	1.7	(1.3)	NM		0.6	(2.8)	NM
Net earnings (loss)	$24.0	$41.1	(41.6)%		$49.6	$(112.1)	NM	%

Gross profit rate	18.4%	19.4%	(1.0)	pts.	18.0%	18.4%	(0.4)	pts.
Conversion rate	5.9	5.8	0.1		5.5	(24.4)	29.9

Second Quarter Results

Revenue from services in the second quarter increased 29.0% on a reported basis and 26.2% on a constant currency basis, and reflects revenue increases in all operating segments. Our acquisition of Softworld, a technology staffing and solutions firm, added approximately 310 basis points to the revenue growth rate. Compared to the second quarter of 2020, revenue from staffing services increased 32.4% and revenue from outcome-based services increased 7.8%. Permanent placement revenue, which is included in revenue from services, more than doubled from the prior year.

Gross profit increased 22.1% on higher revenue volume, partially offset by a decrease in the gross profit rate. The gross profit rate decreased primarily due to the impact of temporary government wage subsidies in the prior year, partially offset by the impact of higher permanent placement income and the acquisition of Softworld, which generates higher gross profit rates. Decreases in the gross profit rate for Professional & Industrial, Education and Outsourcing & Consulting were partially offset by increases in the gross profit rate for Science, Engineering & Technology and International. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses increased 21.9% on a reported basis and 19.8% on a constant currency basis. SG&A expenses related to Softworld, including amortization of intangibles and other operating expenses, accounted for approximately 460 basis points to the year-over-year increase. The increase in SG&A expenses also reflects increases in performance-based incentive compensation expenses and the impact of temporary expense mitigation efforts in the prior year.

Earnings from operations for the second quarter of 2021 totaled $13.7 million, compared to earnings from operations of $11.1 million in the second quarter of 2020. Included in total earnings from operations is approximately $2.3 million, related to Softworld earnings from operations, inclusive of amortization of intangibles. Earnings from operations increased in all operating segments, with the exception of Professional & Industrial.

Gain (loss) on investment in Persol Holdings represents the gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate each quarter based on the quoted market price of the Persol Holdings common stock at period end.

Income tax benefit was $2.6 million in the second quarter of 2021 and income tax expense was $0.9 million for the second quarter of 2020. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in charges of $1.9 million and $9.0 million for the second quarter of 2021 and 2020, respectively. The second quarter of 2021 had a benefit of $5.2 million from a change in United Kingdom tax rates, while the second quarter of 2020 had a benefit of $7.7 million from Brazil outside basis differences.

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

The net earnings for the period were $24.0 million, compared to net earnings of $41.1 million from the second quarter of 2020. This change was due primarily to lower gains on Persol Holdings common stock.

June Year-to-Date Results

Revenue from services in the first six months of 2021 increased 10.2% on a reported basis and 8.3% on a constant currency basis, and reflects revenue increases in all operating segments. Our acquisition of Softworld in early April 2021 added approximately 140 basis points to the revenue growth rate. Compared to the first six months of 2020, revenue from staffing services increased 9.2%, revenue from outcome-based services increased 5.1%, and permanent placement income increased 74.1%.

Gross profit increased 7.7% on higher revenue volume, partially offset by a decrease in the gross profit rate. The gross profit rate decreased primarily due to the impact of temporary government wage subsidies in the prior year, partially offset by the impact of higher permanent placement income and the acquisition of Softworld, which generates higher gross profit rates. Decreases in the gross profit rate for Professional & Industrial and Outsourcing & Consulting were partially offset by increases in the gross profit rate for Science, Engineering & Technology, Education and International. The April 2021 acquisition of Softworld accounted for approximately 20 basis points.

Total SG&A expenses increased 5.6% compared to last year. With the exception of Professional & Industrial, SG&A expenses in all segments increased in comparison to the prior year. SG&A expenses related to Softworld, including amortization of intangibles and other operating expenses, accounted for approximately 210 basis points to the year-over-year increase. The increase in SG&A expenses also reflects increases in performance-based incentive compensation expenses and the impact of temporary expense mitigation efforts in the prior year.

Included in SG&A expenses in the first six months of 2020 was $8.5 million of restructuring charges. Actions were taken in the first quarter of 2020 to position the Company to adopt the updated operating model and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology.

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

Earnings from operations for the first six months of 2021 totaled $24.3 million, compared to a loss from operations of $100.7 million in the first six months of 2020. The increase in earnings from operations from the prior year primarily reflects the impact of the goodwill impairment charge and restructuring charge in 2020, partially offset by the 2020 gain on sale of assets.

Gain (loss) on investment in Persol Holdings represents the gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate each quarter based on the quoted market price of the Persol Holdings common stock at period end.

Other expense for the first six months of 2021 totaled $3.7 million, compared to other income of $4.3 million for the first six months of 2020. Included in the 2021 amount are transaction-related expenses from the April 2021 acquisition of Softworld and a one-time, non-cash write-down of an equity investment.

Income tax expense was $7.9 million in the first six months of 2021 and income tax benefit was $35.3 million for the first six months of 2020. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a charge of $11.1 million and a benefit of $14.8 million for June year to date 2021 and 2020, respectively. June year to date 2020 includes a tax benefit of $23.0 million on the impairment of goodwill.

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

The net earnings for the period were $49.6 million, compared to a net loss of $112.1 million from the first six months of 2020. This change was due primarily to higher earnings from operations and increased gains of Persol Holdings common stock, net of tax.

Operating Results By Segment
(Dollars in millions)

	Second Quarter			June Year to Date
	2021	2020	% Change	2021	2020	% Change
Revenue from Services:
Professional & Industrial	$466.5	$406.4	14.8%	$934.1	$900.2	3.8%
Science, Engineering & Technology	298.2	247.3	20.6	552.9	517.5	6.8
Education	105.9	25.1	322.1	217.5	167.6	29.8
Outsourcing & Consulting	107.3	83.6	28.2	206.6	173.1	19.3
International	280.4	213.0	31.6	553.3	478.2	15.7
Less: Intersegment revenue	(0.2)	(0.1)	18.0	(0.4)	(0.2)	84.1
Consolidated Total	$1,258.1	$975.3	29.0%	$2,464.0	$2,236.4	10.2%

Second Quarter Results
Professional & Industrial revenue from services increased 14.8%, due primarily to an increase in the hours volume as customer demand improved in our staffing businesses as compared to last year, which was significantly impacted by COVID-19. This increase was coupled with higher permanent placement income, partially offset by a decrease in revenue from our outcome-based services as customer demand declined.

Science, Engineering & Technology revenue from services increased 20.6% on a reported basis, which includes revenues from the acquisition of Softworld. On an organic basis, the revenue growth was 8.3%, which was driven by hours volume increases in our staffing business across most specialties as customer demand increased compared to last year, which was impacted by COVID-19, coupled with increases in outcome-based services and permanent placement income.

Education revenue from services increased 322.1%, reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to a year ago. In the second quarter of 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19, which decreases the demand for our services.

Outsourcing & Consulting revenue from services increased due primarily to the increase in hours revenue volume in our PPO specialty.

International revenue from services increased 31.6% on a reported basis and increased 21.6% in constant currency. Year-over-year revenue comparisons were unfavorably impacted by the sale of our staffing operations in Brazil in August 2020. Excluding Brazil, revenue increased 35.5% on a reported basis and 25.2% on a constant currency basis. The increase was primarily due to higher hours volume, particularly in France, Portugal and Mexico.

June Year-to-Date Results

Professional & Industrial revenue from services increased 3.8%, due primarily to an increase in the hours volume as customer demand improved in our staffing businesses as compared to last year, which was significantly impacted by COVID-19. This increase was combined with an increase in revenue from permanent placement income and our outcome-based services.

Science, Engineering & Technology revenue from services increased 6.8% on a reported basis, which includes revenues from the acquisition of Softworld. On an organic basis the revenue growth was 1.0%, which was driven by hours increases in our staffing business across most specialties, coupled with an increase in permanent placement income.

Education revenue from services increased 29.8% reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to a year ago. In the first six months of 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19.

Outsourcing & Consulting revenue from services increased 19.3% due primarily to increased hours volume in our PPO product and new customer wins in our RPO product.

International revenue from services increased 15.7% on a reported basis and increased 9.0% in constant currency. Year-over-year revenue comparisons were unfavorably impacted by the sale of our staffing operations in Brazil in August 2020. Excluding Brazil, revenue increased 19.5% on a reported basis and 12.6% on a constant currency basis. The increase was primarily due to higher hours volume, particularly in France, Portugal and Mexico.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter				June Year to Date
	2021	2020	Change		2021	2020	Change
Gross Profit:
Professional & Industrial	$75.2	$78.9	(4.7)%		$151.1	$164.0	(7.9)%
Science, Engineering & Technology	66.5	50.6	31.5		119.7	105.3	13.7
Education	16.8	4.3	291.1		34.0	24.7	37.6
Outsourcing & Consulting	34.8	29.2	19.3		66.1	58.0	14.1
International	37.7	26.2	43.8		73.4	60.5	21.3
Consolidated Total	$231.0	$189.2	22.1%		$444.3	$412.5	7.7%

Gross Profit Rate:
Professional & Industrial	16.1%	19.4%	(3.3)	pts.	16.2%	18.2%	(2.0)	pts.
Science, Engineering & Technology	22.3	20.4	1.9		21.6	20.3	1.3
Education	15.8	17.1	(1.3)		15.6	14.7	0.9
Outsourcing & Consulting	32.5	34.9	(2.4)		32.0	33.5	(1.5)
International	13.4	12.3	1.1		13.3	12.7	0.6
Consolidated Total	18.4%	19.4%	(1.0)	pts.	18.0%	18.4%	(0.4)	pts.

Second Quarter Results

Gross profit for the Professional & Industrial segment decreased due to a decline in the gross profit rate, partially offset by higher revenue volume. In comparison to the prior year, the gross profit rate decreased 330 basis points. This decrease reflects the unfavorable year-over-year impact of government wage subsidies, increased costs associated with our outcome-based services, and a shift in product mix compared to the prior year as demand for staffing services increased. These decreases were partially offset by the impact of increased permanent placement income this year.

The Science, Engineering & Technology gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 190 basis points due to increased permanent placement income, coupled with improved specialty mix, including the acquisition of Softworld which generates higher gross profit margins.

Gross profit for the Education segment increased on higher revenue volume, partially offset by a decrease in the gross profit rate. The gross profit rate decreased 130 basis points due primarily to the unfavorable year-over-year impact of government wage subsidies, partially offset by an increase in permanent placement income from Greenwood/Asher, our acquisition in late 2020.

The Outsourcing & Consulting gross profit increased on higher revenue volume, partially offset by a decrease in the gross profit rate. The gross profit rate decreased 240 basis points primarily due to a change in product mix within this segment, as PPO revenues increased.

International gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 110 basis points primarily due to customer mix and higher permanent placement income.

June Year-to-Date Results

Gross profit for the Professional & Industrial segment decreased due to a decrease in the gross profit rate, partially offset by higher revenue volume. In comparison to the prior year, the gross profit rate decreased 200 basis points. This decrease reflects the unfavorable year-over-year impact of government wage subsidies, increased costs associated with our outcome-based services, and a shift in product mix compared to the prior year as demand for staffing services increased. These decreases were partially offset by the impact of increased permanent placement income this year.

The Science, Engineering & Technology gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 130 basis points due to increased permanent placement income, coupled with improved specialty mix, including the acquisition of Softworld in April 2021.

Gross profit for the Education segment increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 90 basis points due primarily to higher permanent placement income from Greenwood/Asher, our acquisition in late 2020. This increase was partially offset by the unfavorable year-over-year impact of government wage subsidies.

The Outsourcing & Consulting gross profit increased on higher revenue volume, partially offset by a decrease in the gross profit rate. The gross profit rate decreased 150 basis points primarily due to a change in product mix within this segment as PPO revenues increased.

International gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 60 basis points primarily due to customer mix.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year to Date
	2021	2020	% Change	2021	2020	% Change
SG&A Expenses:
Professional & Industrial	$69.0	$64.6	6.9%	$138.4	$145.1	(4.6)%
Science, Engineering & Technology	46.9	31.3	49.7	82.6	67.8	21.8
Education	15.3	9.5	60.5	29.5	26.1	12.9
Outsourcing & Consulting	30.1	25.1	19.7	58.5	53.7	8.9
International	34.6	28.3	22.3	67.7	61.5	10.1
Corporate expenses	21.4	19.3	10.7	43.3	43.4	(0.5)
Consolidated Total	$217.3	$178.1	21.9%	$420.0	$397.6	5.6%

	Second Quarter			June Year to Date
	2021	2020	% Change	2021	2020	% Change
Restructuring Charges Included in SG&A Expenses:
Professional & Industrial	$—	$—	NM %	$—	$4.4	NM %
Science, Engineering & Technology	—	—	NM	—	0.5	NM
Education	—	(0.1)	NM	—	0.8	NM
Outsourcing & Consulting	—	—	NM	—	—	NM
International	—	—	NM	—	1.1	NM
Corporate expenses	—	(0.1)	NM	—	1.7	NM
Consolidated Total	$—	$(0.2)	NM %	$—	$8.5	NM %

Second Quarter Results

Total SG&A expenses in Professional & Industrial increased 6.9% from the prior year. Year-over-year comparisons were impacted by temporary expense mitigation actions taken in the second quarter of 2020 as a result of lower revenue volume due to the COVID-19 disruption. This increase was combined with an increase in performance-based incentive compensation as compared to the prior year.

Total SG&A expenses in Science, Engineering & Technology increased 49.7% from the prior year, and includes the impact of the acquisition of Softworld in the second quarter of 2021. On an organic basis, SG&A expenses increased 23% from the prior year. Year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in the second quarter of 2020 as a result of lower revenue volume due to the COVID-19 disruption. These increases were combined with higher headcount in sales and recruiting talent, and an increase in performance-based incentive compensation.

Total SG&A expenses in Education increased 60.5% from the prior year. Year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in the second quarter of 2020 to mitigate the impact of the lower revenue volume as a result of the COVID-19 disruption.

Total SG&A expenses in Outsourcing & Consulting increased 19.7% from the prior year. Year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in the second quarter of 2020 to mitigate the impact of the lower revenue volume as a result of the COVID-19 disruption. These increases were combined with an increase in performance-based incentive compensation.

Total SG&A expenses in International increased 22.3% on a reported basis and increased 13.3% on a constant currency basis. Expenses were higher as a result of higher salary-related expenses due to increased headcount, mainly in our branch network.

Corporate expenses increased 10.7% due primarily to higher performance-based incentive compensation.

June Year-to-Date Results

Total SG&A expenses in Professional & Industrial decreased 4.6%, or 1.7% excluding restructuring charges, due primarily to reduced facilities expense as we continue to evaluate and reduce our branch footprint in the U.S. and Canada. This decrease was partially offset by an increase in salaries and performance-based incentive compensation as compared to the prior year.

Total SG&A expenses in Science, Engineering & Technology increased 21.8%, or 22.8% excluding restructuring charges. Excluding restructuring charges and the acquisition of Softworld, SG&A expenses increased 10.3%. Year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in response to the COVID-19 disruption in 2020. These increases were combined with higher headcount in sales and recruiting talent, and an increase in performance-based incentive compensation.

Total SG&A expenses in Education increased 12.9%, or 16.8% excluding restructuring charges. Year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in 2020 in response to the COVID-19 disruption.

Total SG&A expenses in Outsourcing & Consulting increased 8.9% in comparison to the prior year. Year-over-year comparisons of salaries and related costs were impacted by temporary expense actions taken in 2020 in response to the impact of the COVID-19 disruption.

Total SG&A expenses in International increased 10.1% on a reported basis and increased 3.3% on a constant currency basis. Excluding the restructuring charges, expenses increased 5.1% on a constant currency basis. Expenses were higher primarily due to increases in performance-based incentive compensation.

Corporate expenses were flat in comparison to the prior year. Lower restructuring and long-term disability costs were offset by higher performance-based incentive compensation.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year to Date
	2021	2020	% Change	2021	2020	% Change
Earnings (Loss) from Operations:
Professional & Industrial	$6.2	$14.3	(57.0)%	$12.7	$18.9	(32.9)%
Science, Engineering & Technology	19.6	19.3	1.8	37.1	37.5	(1.1)
Education	1.5	(5.2)	NM	4.5	(1.4)	NM
Outsourcing & Consulting	4.7	4.1	16.2	7.6	4.3	78.9
International	3.1	(2.1)	NM	5.7	(1.0)	NM
Corporate	(21.4)	(19.3)	(10.7)	(43.3)	(159.0)	72.8
Consolidated Total	$13.7	$11.1	24.1%	$24.3	$(100.7)	NM	%

Second Quarter Results
Professional & Industrial reported earnings of $6.2 million for the quarter, a 57.0% decrease from a year ago. The decrease in earnings was primarily due to the year-over-year impact of the government wage subsidies we received in the second quarter of 2020 and increased costs of services reducing our gross profit rate in our outcome-based products, as well as increasing expenses. These were partially offset by increased revenues in our staffing product and an increase in our permanent placement income.

Science, Engineering & Technology reported earnings of $19.6 million for the quarter, a 1.8% increase from a year ago. The increase in earnings was primarily due to the impact of the Softworld acquisition, coupled with increases in organic staffing and permanent placement revenues in most of our specialties within the SET business unit. These increases were partially offset by increases in certain expenses, including those related to additional full-time employees and increased performance-based incentive compensation.

Education reported earnings of $1.5 million for the quarter, compared to a loss of $5.2 million a year ago. The change was primarily due to the increase in revenue, reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to a year ago. In 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19.

Outsourcing & Consulting reported earnings of $4.7 million for the quarter, a 16.2% increase from a year ago. The increase in earnings was primarily due to the impact of increased revenue volumes within the segment.

International reported earnings of $3.1 million for the quarter, compared to a loss of $2.1 million a year ago. The increase in earnings was primarily due to improving revenue across both Europe and Mexico.

June Year-to-Date Results

Professional & Industrial reported earnings of $12.7 million, a 32.9% decrease from a year ago. The decrease in earnings was primarily due to the year-over-year impact of the government wage subsidies we received in the second quarter of 2020 and increased costs of services reducing our gross profit rate in our outcome-based product lines. These were partially offset by increased revenues in our staffing product and an increase in our permanent placement income.

Science, Engineering & Technology reported earnings of $37.1 million, a 1.1% decrease from a year ago. The decrease in earnings was primarily due to higher expenses related to performance-based incentive compensation and higher salaries due to investment in additional sales and recruiting resources, which exceeded revenue and gross margin growth. This was partially offset by earnings from Softworld, which was acquired in April 2021.

Education reported earnings of $4.5 million, compared to a loss of $1.4 million a year ago. The increase was primarily due to an increase in revenue, reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to a year ago. In 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19.

Outsourcing & Consulting reported earnings of $7.6 million, a 78.9% increase compared to a year ago. The increase in earnings was primarily due to the impact of increased revenue volumes within the segment.

International reported earnings of $5.7 million, compared to a loss of $1.0 million a year ago. The increase in earnings was primarily due to improving revenue across both Europe and Mexico.

Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll, which is generally paid weekly or monthly, and customer accounts receivable, which is generally outstanding for longer periods. Since receipts from customers lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. The impact of the current economic slow-down resulting from the COVID-19 crisis began in March 2020. While we have yet to return to pre-crisis revenue levels, we are seeing continued economic momentum and sustainable recovery in the second quarter of 2021.
As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $70.7 million at the end of the second quarter of 2021 and $228.1 million at year-end 2020. As further described below, we generated $47.6 million of cash from operating activities, used $201.7 million of cash for investing activities and used $1.0 million of cash for financing activities.
Operating Activities
In the first six months of 2021, we generated $47.6 million of net cash from operating activities, as compared to generating $178.1 million in the first six months of 2020, primarily due to increased working capital requirements as revenue levels continue to recover or surpass pre-COVID levels in certain segments.
Trade accounts receivable totaled $1.4 billion at the end of the second quarter of 2021. Global DSO was 60 days at the end of the second quarter of 2021, 64 days at year-end 2020 and 61 days at the end of the second quarter of 2020. The decrease since year-end 2020 reflects the collection of receivables from several large customers who were carrying higher balances due to customer-driven administrative issues at year end.
Our working capital position (total current assets less total current liabilities) was $455.4 million at the end of the second quarter of 2021, a decrease of $168.6 million from year-end 2020. Excluding the decrease in cash, working capital declined $10.0 million from year-end 2020. The current ratio (total current assets divided by total current liabilities) was 1.4 at the end of the second quarter of 2021 and 1.7 at year-end 2020.
Investing Activities
In the first six months of 2021, we used $201.7 million of cash for investing activities, as compared to generating $13.3 million in the first six months of 2020. Included in cash used for investing activities in the first six months of 2021 is $219.0 million of cash used for the acquisition of Softworld in April 2021, net of cash received. Included in cash from investing activities in the first six months of 2020 is $55.5 million of proceeds representing the cash received, net of transaction expenses, for the sale of three headquarters properties as a part of a sale and leaseback transaction. This was partially offset by $36.4 million of cash used for the acquisition of Insight in January 2020, net of the cash received and including working capital adjustments.
Financing Activities
In the first six months of 2021, we used $1.0 million of cash for financing activities, as compared to using $6.2 million in the first six months of 2020. The change in cash from financing activities was primarily related to the year-over-year change in dividend payments. Dividends paid per common share were $0.075 in first six months of 2020, while no dividends were paid in the first six months of 2021.
Changes in net cash from financing activities are also impacted by short-term borrowing activities. Debt totaled $0.1 million at the end of the second quarter of 2021 and was $0.3 million at year-end 2020, and represented local borrowings in both periods. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the second quarter of 2021 and at year-end 2020.
The change in short-term borrowings in the first six months of 2021 and the first six months of 2020 was primarily due to payments on local lines of credit.

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
Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include asset-based lending, additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies. During 2020, cash generated from operations was supplemented by the deferral of payments of the Company's U.S. social security taxes as allowed by the Coronavirus Aid, Relief, and Economic Security Act. Such deferrals are required to be repaid by the end of 2021 and 2022.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the second quarter of 2021, these reviews have not resulted in any specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

As of the second quarter of 2021, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $97.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the second quarter of 2021, we met the debt covenants related to our revolving credit facility and securitization facility.

We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We believe that we may utilize a portion of our existing cash balances to fund working capital requirements over the next several quarters if demand for our services continues to increase and to pay the deferred payroll tax balances in which 50% are due in the fourth quarter of both 2021 and 2022.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2021 second quarter earnings.
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
On April 5, 2021, we completed the acquisition of Softworld (see Acquisitions and Disposition footnote) and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Softworld acquisition and the complexity of systems and business processes, we intend to exclude the acquired Softworld business from our assessment and report on internal control over financial reporting for the year ending January 2, 2022.

Other than the acquisition discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The outbreak of the novel coronavirus across the globe negatively impacted the economies and general welfare in the countries in which we operate, as well as in the countries where our customers provide goods and services. In addition, health concerns related to the outbreak and in some cases the lack of access to childcare have negatively impacted talent supply. Throughout the pandemic, we maintained our focus on the health and safety of our employees, contractors, customers and suppliers around the world. Our emergency management team tracks the impact of COVID-19, including the deployment of vaccines, implementation of health and safety measures across our various business segments, and development of plans for safely continuing operations.

The demand for staffing services is significantly affected by general economic conditions. The economic downturn and uncertainties related to the duration of the COVID-19 pandemic adversely impacted, and continues to impact, the staffing industry and the Company’s ability to forecast its financial performance.

The COVID-19 outbreak and related containment and mitigation efforts resulted in a substantial decline in our revenues. We expect that our revenues will continue to be impacted until demand for our services and the labor supply recover. The impact on our business, financial condition and results of operations could be material. Likewise, the financial viability of third parties on which we rely to provide staffing services or manage critical business functions could also be impacted by COVID-19. Due to the ongoing nature of the pandemic, we are not able to predict with certainty the timing or the extent of the recovery. Business decisions by customers made in response to the COVID-19 pandemic, including automation, social distancing and remote work, if sustained in a post-pandemic business environment, could negatively impact customer demand for our services.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2021, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
April 5, 2021 through May 9, 2021	748	$26.04	—	$—

May 10, 2021 through June 6, 2021	223	26.28	—	$—

June 7, 2021 through July 4, 2021	140	25.32	—	$—

Total	1,111	$26.00	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 1,111 shares were reacquired in transactions during the quarter.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 50 of this filing.

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

Date: August 12, 2021

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 12, 2021

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)