Form 10-Q
period 2021-10-03
KELLY SERVICES INC
filed 2021-11-10
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
OR
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
Yes ☐ No ☒
At November 1, 2021, 36,030,919 shares of Class A and 3,358,521 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenue from services	$1,195.4	$1,038.2	$3,659.4	$3,274.6

Cost of services	966.5	847.2	2,986.2	2,671.1

Gross profit	228.9	191.0	673.2	603.5

Selling, general and administrative expenses	219.9	193.4	639.9	591.0

Goodwill impairment charge	—	—	—	147.7

Gain on sale of assets	—	—	—	(32.1)

Earnings (loss) from operations	9.0	(2.4)	33.3	(103.1)

Gain (loss) on investment in Persol Holdings	35.5	16.8	71.8	(31.4)

Other income (expense), net	(0.3)	(0.7)	(4.0)	3.6

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	44.2	13.7	101.1	(130.9)

Income tax expense (benefit)	11.1	(1.2)	19.0	(36.5)

Net earnings (loss) before equity in net earnings (loss) of affiliate	33.1	14.9	82.1	(94.4)

Equity in net earnings (loss) of affiliate	1.7	1.8	2.3	(1.0)

Net earnings (loss)	$34.8	$16.7	$84.4	$(95.4)

Basic earnings (loss) per share	$0.87	$0.42	$2.12	$(2.43)
Diluted earnings (loss) per share	$0.87	$0.42	$2.12	$(2.43)

Average shares outstanding (millions):
Basic	39.4	39.3	39.4	39.3
Diluted	39.5	39.4	39.5	39.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net earnings (loss)	$34.8	$16.7	$84.4	$(95.4)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.1, $0.4, $0.5 and $0.0, respectively	(3.5)	5.1	(15.1)	0.4
Less: Reclassification adjustments included in net earnings (loss)	—	(1.5)	—	(1.5)
Foreign currency translation adjustments	(3.5)	3.6	(15.1)	(1.1)

Other comprehensive income (loss)	(3.5)	3.6	(15.1)	(1.1)

Comprehensive income (loss)	$31.3	$20.3	$69.3	$(96.5)

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	October 3, 2021	January 3, 2021
Assets
Current Assets
Cash and equivalents	$43.5	$223.0
Trade accounts receivable, less allowances of $12.3 and $13.3, respectively	1,423.9	1,265.2
Prepaid expenses and other current assets	71.0	61.4
Total current assets	1,538.4	1,549.6

Noncurrent Assets
Property and equipment:
Property and equipment	208.2	222.3
Accumulated depreciation	(172.1)	(181.3)
Net property and equipment	36.1	41.0
Operating lease right-of-use assets	79.3	83.2
Deferred taxes	304.0	282.0
Goodwill, net	114.8	3.5
Investment in Persol Holdings	222.6	164.2
Investment in equity affiliate	122.0	118.5
Other assets	386.3	319.9
Total noncurrent assets	1,265.1	1,012.3

Total Assets	$2,803.5	$2,561.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	October 3, 2021	January 3, 2021
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$—	$0.3
Accounts payable and accrued liabilities	645.2	536.8
Operating lease liabilities	18.4	19.6
Accrued payroll and related taxes	334.9	293.0
Accrued workers’ compensation and other claims	21.1	22.7
Income and other taxes	58.4	53.2
Total current liabilities	1,078.0	925.6

Noncurrent Liabilities
Operating lease liabilities	64.1	67.5
Accrued payroll and related taxes	58.2	58.5
Accrued workers’ compensation and other claims	39.1	42.2
Accrued retirement benefits	213.5	205.8
Other long-term liabilities	76.5	59.3
Total noncurrent liabilities	451.4	433.3

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 36.7 shares issued at 2021 and 2020	36.7	36.7
Class B common stock, 10.0 shares authorized; 3.4 shares issued at 2021 and 2020	3.4	3.4
Treasury stock, at cost
Class A common stock, 0.7 shares at 2021 and 0.8 shares at 2020	(14.6)	(16.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	23.2	21.3
Earnings invested in the business	1,245.3	1,162.9
Accumulated other comprehensive income (loss)	(19.3)	(4.2)
Total stockholders’ equity	1,274.1	1,203.0

Total Liabilities and Stockholders’ Equity	$2,803.5	$2,561.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Capital Stock
Class A common stock
Balance at beginning of period	$36.7	$36.6	$36.7	$36.6
Conversions from Class B	—	—	—	—
Balance at end of period	36.7	36.6	36.7	36.6

Class B common stock
Balance at beginning of period	3.4	3.5	3.4	3.5
Conversions to Class A	—	—	—	—
Balance at end of period	3.4	3.5	3.4	3.5

Treasury Stock
Class A common stock
Balance at beginning of period	(14.7)	(16.7)	(16.5)	(20.3)
Net issuance of stock awards	0.1	0.1	1.9	3.7
Balance at end of period	(14.6)	(16.6)	(14.6)	(16.6)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	22.3	20.5	21.3	22.5
Net issuance of stock awards	0.9	0.1	1.9	(1.9)
Balance at end of period	23.2	20.6	23.2	20.6

Earnings Invested in the Business
Balance at beginning of period	1,212.5	1,122.8	1,162.9	1,238.6
Cumulative-effect adjustment, net of tax, from adoption of ASU 2016-13, Credit Losses	—	—	—	(0.7)
Net earnings (loss)	34.8	16.7	84.4	(95.4)
Dividends	(2.0)	—	(2.0)	(3.0)
Balance at end of period	1,245.3	1,139.5	1,245.3	1,139.5

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(15.8)	(20.5)	(4.2)	(15.8)
Other comprehensive income (loss), net of tax	(3.5)	3.6	(15.1)	(1.1)
Balance at end of period	(19.3)	(16.9)	(19.3)	(16.9)

Stockholders’ Equity at end of period	$1,274.1	$1,166.1	$1,274.1	$1,166.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities:
Net earnings (loss)	$84.4	$(95.4)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Goodwill impairment charge	—	147.7
Deferred income taxes on goodwill impairment charge	—	(23.0)
Depreciation and amortization	22.0	18.0
Operating lease asset amortization	16.0	15.9
Provision for credit losses and sales allowances	0.8	10.7
Stock-based compensation	4.0	2.9
(Gain) loss on investment in Persol Holdings	(71.8)	31.4
Gain on sale of assets	—	(32.1)
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	(2.3)	1.0
Other, net	4.6	1.8
Changes in operating assets and liabilities, net of acquisitions	(26.7)	137.6

Net cash from operating activities	31.0	216.5

Cash flows from investing activities:
Capital expenditures	(7.5)	(12.3)
Proceeds from sale of assets	—	55.5
Acquisition of companies, net of cash received	(213.0)	(36.4)
Proceeds from company-owned life insurance	10.4	2.3
Proceeds from sale of Brazil, net of cash disposed	—	1.2
Proceeds from loans with equity affiliate	5.8	—
Proceeds from (investment in) equity securities	5.0	(0.2)
Other investing activities	0.9	0.2

Net cash (used in) from investing activities	(198.4)	10.3

Cash flows from financing activities:
Net change in short-term borrowings	(0.2)	(1.5)
Financing lease payments	(1.3)	(1.0)
Dividend payments	(2.0)	(3.0)
Payments of tax withholding for stock awards	(0.6)	(1.2)
Contingent consideration payments	(1.6)	—
Other financing activities	—	(0.1)

Net cash used in financing activities	(5.7)	(6.8)

Effect of exchange rates on cash, cash equivalents and restricted cash	(3.9)	3.4

Net change in cash, cash equivalents and restricted cash	(177.0)	223.4
Cash, cash equivalents and restricted cash at beginning of period	228.1	31.0

Cash, cash equivalents and restricted cash at end of period (1)	$51.1	$254.4

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	39 Weeks Ended
	October 3, 2021	September 27, 2020
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$43.5	$248.2
Restricted cash included in prepaid expenses and other current assets	1.0	0.9
Noncurrent assets:
Restricted cash included in other assets	6.6	5.3
Cash, cash equivalents and restricted cash at end of period	$51.1	$254.4

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 3, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2021 (the 2020 consolidated financial statements). The Company’s third fiscal quarter ended on October 3, 2021 (2021) and September 27, 2020 (2020), each of which contained 13 weeks. The corresponding September year to date periods for 2021 and 2020 each contained 39 weeks.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	Third Quarter		September Year to Date
	2021	2020	2021	2020
Professional & Industrial
Staffing services	$344.7	$341.3	$1,057.0	$1,033.1
Permanent placement	6.9	2.3	17.1	7.0
Outcome-based services	101.0	102.9	312.6	306.6
Total Professional & Industrial	452.6	446.5	1,386.7	1,346.7

Science, Engineering & Technology
Staffing services	214.0	181.6	613.1	562.3
Permanent placement	6.5	3.1	17.4	9.0
Outcome-based services	85.7	59.3	228.6	190.2
Total Science, Engineering & Technology	306.2	244.0	859.1	761.5

Education
Staffing services	65.7	27.4	280.6	194.9
Permanent placement	0.9	0.1	3.5	0.2
Total Education	66.6	27.5	284.1	195.1

Outsourcing & Consulting
Talent solutions	113.4	87.9	320.0	261.0
Total Outsourcing & Consulting	113.4	87.9	320.0	261.0

International
Staffing services	247.1	228.8	784.7	697.9
Permanent placement	5.4	3.6	16.3	12.7
Talent solutions	4.3	—	9.1	—
Total International	256.8	232.4	810.1	710.6

Total Intersegment	(0.2)	(0.1)	(0.6)	(0.3)

Total Revenue from Services	$1,195.4	$1,038.2	$3,659.4	$3,274.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and OCG operates in the Americas, Europe and Asia-Pacific regions. The International segment includes Europe and our Brazil and Mexico operations, which are included in the Americas region. Our Brazil staffing operations were sold in August 2020 (see Acquisitions and Disposition footnote).

The below table presents our revenues disaggregated by geography (in millions of dollars):

	Third Quarter		September Year to Date
	2021	2020	2021	2020
Americas
United States	$851.7	$740.6	$2,604.8	$2,369.2
Canada	43.3	30.3	116.9	88.7
Puerto Rico	25.5	18.4	76.6	56.1
Mexico	14.4	27.4	82.1	78.6
Brazil	—	1.8	—	17.0
Total Americas Region	934.9	818.5	2,880.4	2,609.6

Europe
France	56.3	48.8	168.1	141.2
Switzerland	54.5	49.6	161.2	141.2
Portugal	36.6	31.7	120.9	99.1
Russia	33.0	27.2	99.3	88.6
Italy	18.5	14.5	56.0	42.5
United Kingdom	17.2	16.4	51.9	56.5
Germany	9.0	7.0	24.6	22.1
Ireland	7.4	4.9	18.8	14.0
Other	17.3	12.0	49.9	38.7
Total Europe Region	249.8	212.1	750.7	643.9

Total Asia-Pacific Region	10.7	7.6	28.3	21.1

Total Kelly Services, Inc.	$1,195.4	$1,038.2	$3,659.4	$3,274.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	Third Quarter		September Year to Date
	2021	2020	2021	2020
Science, Engineering & Technology
Americas	$304.3	$242.8	$854.1	$757.3
Europe	1.9	1.2	5.0	4.2
Total Science, Engineering & Technology	$306.2	$244.0	$859.1	$761.5

Outsourcing & Consulting
Americas	$97.5	$72.9	$274.9	$215.9
Europe	5.2	7.4	16.8	24.0
Asia-Pacific	10.7	7.6	28.3	21.1
Total Outsourcing & Consulting	$113.4	$87.9	$320.0	$261.0

International
Americas	$14.1	$28.9	$81.2	$94.9
Europe	242.7	203.5	728.9	615.7
Total International	$256.8	$232.4	$810.1	$710.6

Deferred Costs

Deferred sales commissions, which are included in other assets in the consolidated balance sheet, were $0.9 million as of third quarter-end 2021 and $1.0 million as of year-end 2020. Amortization expense for the deferred costs for the third quarter and September year to date 2021 was $0.2 million and $0.6 million, respectively. Amortization expense for the deferred costs for the third quarter and September year to date 2020 was $0.2 million and $0.8 million, respectively.

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $2.6 million as of third quarter-end 2021 and $4.1 million as of year-end 2020. Amortization expense for the deferred costs for the third quarter and September year to date 2021 was $4.3 million and $16.4 million, respectively. Amortization expense for the deferred costs for the third quarter and September year to date 2020 was $5.3 million and $14.9 million, respectively.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	September Year to Date
	2021	2020
Allowance for credit losses:
Beginning balance	$9.8	$9.7
Impact of adopting ASC 326	—	0.3
Current period provision	0.8	1.2
Currency exchange effects	(0.4)	(0.2)
Write-offs	(0.7)	(1.6)
Ending balance	$9.5	$9.4

Write-offs are presented net of recoveries, which were not material for September year to date 2021 and 2020.

We have been engaged in litigation with a customer over a disputed accounts receivable balance for certain services rendered more than five years ago, which was recorded as a long-term receivable in other assets in the consolidated balance sheet. In September 2020, a ruling was issued in favor of the customer, which we appealed. Upon receiving the ruling, we increased our allowance for credit losses by $9.2 million in the third quarter of 2020 to reflect the likelihood of collection, which was recorded in other assets in the consolidated balance sheet. In September 2021, a final ruling in the case was entered in favor of the customer. As a result, in the third quarter of 2021, we wrote off the entire receivable balance with this customer, including $0.6 million not previously reserved. The unreserved portion was recorded in selling, general and administrative ("SG&A") expenses in the consolidated statements of earnings.

The rollforward of our allowance for credit losses related to the long-term customer receivable, which was recorded in other assets in the consolidated balance sheet, is as follows (in millions of dollars):

	September Year to Date
	2021	2020
Allowance for credit losses:
Beginning balance	$10.9	$1.0
Impact of adopting ASC 326	—	0.7
Current period provision	0.6	9.5
Currency exchange effects	—	(0.3)
Write-offs	(11.5)	—
Ending Balance	$—	$10.9

We are also exposed to credit losses for other receivables measured at amortized cost. No other allowances related to other receivables were material for third quarter-end 2021.

4.  Acquisitions and Disposition
Acquisitions

In the second quarter of 2021, the Company acquired Softworld, Inc. ("Softworld"), as detailed below. In the fourth quarter of 2020, Kelly Services USA, LLC ("KSU"), a wholly owned subsidiary of the Company, acquired Greenwood/Asher & Associates, LLC ("Greenwood/Asher"), as detailed below. In the first quarter of 2020, KSU acquired Insight Workforce Solutions LLC and its affiliate, Insight EDU LLC (collectively, "Insight"), as detailed below.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Softworld

On April 5, 2021, the Company acquired 100% of the shares of Softworld for a purchase price of $215.0 million. Softworld is a leading technology staffing and workforce solutions firm that serves clients across several end-markets, including financial services, life sciences, aerospace, defense, insurance, retail and IT consulting. This acquisition will expand our capabilities, scale and solution set in our technology specialty. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Softworld at the closing date and estimated working capital adjustments resulting in the Company paying cash of $220.4 million. Total consideration includes $2.6 million of additional consideration that is payable to the seller in 2022. In the third quarter of 2021, the Company received cash for a post-close working capital adjustment of $6.0 million. The total consideration is as follows (in millions of dollars):

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

Softworld's results of operations are included in the SET segment in 2021. For the third quarter-end 2021, our consolidated revenues and net earnings included $33.7 million and $1.3 million from Softworld, respectively. For September year to date 2021, our consolidated revenues and net earnings included $64.1 million and $3.0 million, respectively, from Softworld. The

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
date of the acquisition was the first day of our second quarter, therefore, our first quarter results do not include any revenue or earnings from Softworld.

Pro Forma Information

The following unaudited pro forma information presents a summary of the operating results as if the Softworld acquisition had been completed as of December 30, 2019 (in millions of dollars):

	Third Quarter		September Year to Date
	2021	2020	2021	2020
Pro forma revenues	$1,195.4	$1,065.6	$3,690.6	$3,356.2
Pro forma net earnings (loss)	$34.8	$17.5	$86.0	$(95.3)

Due to the date of the acquisition, the third quarter 2021 pro forma results reflect actual results for the period. The pro forma results for September year to date 2021 and 2020 reflect amortization of the intangible assets of $2.0 million per quarter, a non-recurring adjustment to reclassify $1.3 million of transaction expenses from September year to date 2021 to September year to date 2020 and applicable taxes. The unaudited pro forma information presented has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed date, nor is it necessarily an indication of future operating results.

Greenwood/Asher

On November 18, 2020, KSU acquired 100% of the membership interests of Greenwood/Asher, a premier specialty education executive search firm in the U.S., for a purchase price of $3.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Greenwood/Asher at the closing date and estimated working capital adjustments resulting in the Company paying cash of $5.2 million. The purchase price of the acquisition also included contingent consideration with an estimated fair value of $2.1 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model and the liability is recorded in accounts payable and accrued liabilities and other noncurrent liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). The earnout is revalued quarterly, resulting in a decrease to the liability of $0.4 million in the first quarter of 2021 and an increase to the liability of $2.4 million in the third quarter of 2021. The earnout is expected to be paid in 2022 and 2023 after each earnout year pursuant to the terms of the purchase agreement. As of third quarter-end 2021, the purchase price allocation for this acquisition is final.

Goodwill generated from the acquisition was primarily attributable to the expected synergies from combining operations and expanding market potential, and was assigned to the Education reporting unit (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $0.9 million.

Insight

On January 14, 2020, KSU acquired 100% of the membership interests of Insight, an educational staffing company in the U.S., for a purchase price of $34.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Insight at the closing date and estimated working capital adjustments resulting in the Company paying cash of $38.1 million. The purchase price of the acquisition also included contingent consideration with an estimated fair value of $1.6 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Monte Carlo simulation and the liability is recorded in accounts payable and accrued liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). Subsequently, the earnout was revalued, resulting in a net increase to the liability of $0.1 million in 2020 and a further increase of $0.1 million in the second quarter of 2021. In the third quarter of 2021, the Company paid the final earnout amount of $1.8 million in cash. In our consolidated statements of cash flows, $1.6 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. There is no remaining liability for the earnout as of third quarter-end 2021. In the second quarter of 2020, the Company paid a working capital adjustment of $0.1 million. As of year-end 2020, the purchase price allocation for this acquisition was final.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Goodwill generated from the acquisition was primarily attributable to the expected synergies from combining operations and expanding market potential, and was assigned to the former Americas Staffing reporting unit. The goodwill related to this acquisition was included in the goodwill impairment charge taken in the first quarter of 2020. The goodwill impairment charge resulted from an interim goodwill impairment test triggered by declines in our common stock price as a result of negative market reaction to the COVID-19 crisis (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $20.4 million.

Disposition

On August 18, 2020, the Company sold its Brazil operations for a purchase price of $1.4 million. The Company received cash proceeds of $1.2 million, net of cash disposed. As a part of the transaction, the Company has agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. Accordingly, the Company recorded an indemnification liability of $2.5 million in other long-term liabilities in the consolidated balance sheet, which represented the fair value of the liability at the time of disposition and completely offset the gain on the sale. The indemnification liability is revalued on a quarterly basis (see Fair Value Measurements footnote).

5. Investment in Persol Holdings
The Company has a yen-denominated investment through the Company's subsidiary, Kelly Services Japan, Inc., in the common stock of Persol Holdings Co., Ltd. ("Persol Holdings"), the 100% owner of Persol Asia Pacific Pte. Ltd., the Company’s joint venture partner in PersolKelly Pte. Ltd. (the "JV"). As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). A gain on the investment of $35.5 million and $71.8 million in the third quarter and September year to date 2021, respectively, a gain on the investment of $16.8 million and a loss on the investment of $31.4 million in the third quarter and September year to date 2020, respectively, was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

6.  Investment in PersolKelly Pte. Ltd.

The Company has a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing services business operating in ten geographies in the Asia-Pacific region. The operating results of the Company’s interest in the JV are accounted for on a one-quarter lag under the equity method and are reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to earnings of $1.7 million and $2.3 million in the third quarter and September year to date 2021, respectively, and earnings of $1.8 million and a loss of $1.0 million in the third quarter and September year to date 2020, respectively. This investment is evaluated for indicators of impairment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity investment, we will adjust the carrying amount of the investment to the current fair value.
The investment in equity affiliate on the Company’s consolidated balance sheet totaled $122.0 million as of third quarter-end 2021 and $118.5 million as of year-end 2020. The net amount due to the JV, a related party, was not material as of the third quarter-end 2021 and the net amount due from the JV was $5.6 million as of year-end 2020. The Company made loans in prior years, proportionate to its 49% ownership, to the JV to fund working capital requirements as a result of its sustained revenue growth. In April 2021, the Company received $5.8 million from the JV for the outstanding balance of the loan. As of third quarter-end 2021, there is no outstanding loan balance or accrued interest receivable relating to the loan. Accrued interest receivable, which is included in prepaid expenses and other current assets in the consolidated balance sheet, was not material at year-end 2020. The JV is a supplier to certain MSP programs in the region and the amounts for services provided to the Company, which are included in accounts payable and accrued liabilities in the consolidated balance sheet, are not material.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of third quarter-end 2021 and year-end 2020 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of Third Quarter-End 2021
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$6.5	$6.5	$—	$—
Investment in Persol Holdings	222.6	222.6	—	—

Total assets at fair value	$229.1	$229.1	$—	$—

Brazil indemnification	$(2.5)	$—	$—	$(2.5)
Greenwood/Asher earnout	(4.1)	—	—	(4.1)
Insight earnout	—	—	—	—

Total liabilities at fair value	$(6.6)	$—	$—	$(6.6)

	As of Year-End 2020
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$120.3	$120.3	$—	$—
Investment in Persol Holdings	164.2	164.2	—	—

Total assets at fair value	$284.5	$284.5	$—	$—

Brazil indemnification	$(2.6)	$—	$—	$(2.6)
Greenwood/Asher earnout	(2.1)	—	—	(2.1)
Insight earnout	(1.7)	—	—	(1.7)

Total liabilities at fair value	$(6.4)	$—	$—	$(6.4)

Money market funds represent investments in money market funds that hold government securities, of which $6.5 million as of third quarter-end 2021 and $5.1 million as of year-end 2020, are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of year-end 2020 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.6 million as of the third quarter-end 2021 and $20.1 million at year-end 2020.

As of third quarter-end 2021 and year-end 2020, the Company had an indemnification liability of $2.5 million and $2.6 million, respectively, in other long-term liabilities on the consolidated balance sheet related to the sale of the Brazil operations (see Acquisitions and Disposition footnote). The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a Level 3 liability, and is being measured on a recurring basis. During year to date 2021, the Company recognized a decrease of $0.1 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Insight, totaling $1.7 million at year-end 2020 in accounts payable and accrued liabilities in the consolidated balance sheet (see Acquisitions and Disposition footnote). During the third quarter of 2021, the Company paid the earnout totaling $1.8 million. The valuation of the earnout liability was initially established using a Monte Carlo simulation and represented the fair value and was considered a Level 3 liability.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, totaling $4.1 million at third quarter-end 2021 with $1.9 million in accounts payable and accrued liabilities and $2.2 million in other long-term liabilities in the consolidated balance sheet and $2.1 million at year-end 2020 in other long-term liabilities in the consolidated balance sheet (see Acquisitions and Disposition footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represents the fair value and is considered a Level 3 liability. During year to date 2021, the Company recorded an increase of $2.0 million to the earnout liability in SG&A expenses in the consolidated statements of earnings.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Restructuring
There were no restructuring charges incurred for September year to date 2021. In the first quarter of 2020, the Company took restructuring actions to align costs with expected revenues, position the organization to adopt a new operating model in the third quarter of 2020 and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology.

Restructuring costs incurred in September year to date 2020 totaled $8.4 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars):

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

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2020	$3.5
Reductions for cash payments related to all restructuring activities	(2.0)
Balance as of first quarter-end 2021	1.5
Reductions for cash payments related to all restructuring activities	(0.9)
Balance as of second quarter-end 2021	0.6
Reductions for cash payments related to all restructuring activities	(0.4)
Balance as of third quarter-end 2021	$0.2

The remaining balance of $0.2 million as of third quarter-end 2021 primarily represents severance costs, and the majority is expected to be paid by the second quarter-end 2022. No material adjustments are expected to be recorded.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
analysis used significant assumptions by segment, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures and working capital.

The changes in the carrying amount of goodwill as of September year to date 2021 are included in the table below. The goodwill resulting from the acquisition of Softworld during the second quarter of 2021 (see Acquisitions and Disposition footnote) was allocated to the SET reportable segment.

	As of Year-End 2020	Additions to Goodwill	Impairment Adjustments	As of Third Quarter-End 2021
	(In millions of dollars)
Science, Engineering & Technology	$—	$111.3	$—	$111.3
Education	3.5	—	—	3.5
Total	$3.5	$111.3	$—	$114.8

10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the third quarter and September year to date 2021 and 2020 are included in the table below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income (loss), as shown in the table below, were recorded in the other income (expense), net line item in the consolidated statements of earnings.

	Third Quarter		September Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(12.4)	$(17.9)	$(0.8)	$(13.2)
Other comprehensive income (loss) before reclassifications	(3.5)	5.1	(15.1)	0.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.5)	—	(1.5)
Net current-period other comprehensive income (loss)	(3.5)	3.6	(15.1)	(1.1)
Ending balance	(15.9)	(14.3)	(15.9)	(14.3)

Pension liability adjustments:
Beginning balance	(3.4)	(2.6)	(3.4)	(2.6)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(3.4)	(2.6)	(3.4)	(2.6)

Total accumulated other comprehensive income (loss)	$(19.3)	$(16.9)	$(19.3)	$(16.9)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the third quarter and September year to date 2021 and 2020 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2021	2020	2021	2020
Net earnings (loss)	$34.8	$16.7	$84.4	$(95.4)
Less: earnings allocated to participating securities	(0.4)	(0.2)	(0.8)	—
Net earnings (loss) available to common shareholders	$34.4	$16.5	$83.6	$(95.4)

Average shares outstanding (millions):
Basic	39.4	39.3	39.4	39.3
Dilutive share awards	0.1	0.1	0.1	—
Diluted	39.5	39.4	39.5	39.3

Basic earnings (loss) per share	$0.87	$0.42	$2.12	$(2.43)
Diluted earnings (loss) per share	$0.87	$0.42	$2.12	$(2.43)

Potentially dilutive shares outstanding are primarily related to performance shares (see Stock-Based Compensation footnote for a description of performance shares) for the third quarter and September year to date 2021 and 2020. Dividends paid for Class A and Class B common stock were $0.05 for third quarter 2021 and September year to date 2021. Dividends paid per share for Class A and Class B common stock were $0.00 for third quarter 2020 and $0.075 for September year to date 2020.

12.  Stock-Based Compensation
For the third quarter of 2021, the Company recognized stock compensation expense of $1.2 million, and a related tax benefit of $0.2 million. For the third quarter of 2020, the Company recognized stock compensation expense of $0.5 million, and a related tax benefit of $0.2 million. For September year to date 2021, the Company recognized stock compensation expense of $4.0 million, and a related tax benefit of $0.6 million. For September year to date 2020, the Company recognized stock compensation expense of $2.9 million, and a related tax benefit of $0.2 million.
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
A summary of the status of all nonvested performance shares at target as of third quarter-end 2021 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents the 2018 financial measure performance shares and the 2018 Total Shareholder Return ("TSR") performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2020	366	$22.40	47	$31.38
Granted	180	20.20	—	—
Vested	(13)	24.90	—	—
Forfeited	(16)	24.73	—	—
Vesting adjustment	(94)	16.99	(47)	31.38
Nonvested at third quarter-end 2021	423	$22.50	—	$—
Restricted Stock

A summary of the status of nonvested restricted stock as of third quarter-end 2021 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2020	281	$22.74
Granted	216	21.33
Vested	(90)	23.36
Forfeited	(21)	23.97
Nonvested at third quarter-end 2021	386	$21.74

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
14.  Other Income (Expense), Net
Included in other income (expense), net for the third quarter and September year to date 2021 and 2020 are the following:

	Third Quarter		September Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Interest income	$0.1	$0.1	$0.2	$0.5
Interest expense	(0.7)	(0.5)	(1.9)	(2.2)
Dividend income	—	—	1.0	1.3
Foreign exchange gains (losses)	0.3	(0.2)	(0.6)	3.5
Other	—	(0.1)	(2.7)	0.5

Other Income (Expense), Net	$(0.3)	$(0.7)	$(4.0)	$3.6
Included in Other for September year to date 2021 is a loss from the sale of the assets related to our minority investment in Kenzie Academy (see Fair Value Measurements footnote) and transaction-related expenses from the April 2021 acquisition of Softworld (see Acquisitions and Disposition footnote).

15. Income Taxes
Income tax expense was $11.1 million and benefit was $1.2 million for the third quarter of 2021 and 2020, respectively. Income tax expense was $19.0 million and income tax benefit was $36.5 million for September year to date 2021 and 2020, respectively. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a charge of $10.9 million for the third quarter of 2021 and $22.0 million for September year to date 2021, compared to a charge of $5.2 million for the third quarter of 2020 and a benefit of $9.6 million for September year to date 2020. The second quarter of 2021 benefited $5.2 million from a change in United Kingdom tax rates, while the second quarter of 2020 benefited $7.7 million from Brazil outside basis differences. September year to date 2020 includes a tax benefit of $23.0 million on the impairment of goodwill. The quarterly and year-to-date amounts are also impacted by changes in earnings from operations.

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

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. At this time, we have no valuation allowance against our Mexican deferred tax asset of $4.3 million, though it is possible this may change as we continue to assess the impacts of the new labor laws effective as of the third quarter of 2021 on our Mexican business operations throughout the remainder of the year.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At third quarter-end 2021 and year-end 2020, the gross accrual for litigation costs amounted to $1.1 million and $1.4 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At third quarter-end 2021 and year-end 2020, there were no related insurance receivables.

During the third quarter of 2021, the Company filed a claim, in excess of policy limits, under a representations and warranties insurance policy purchased by the Company in connection with the acquisition of Softworld. The claim asserts damages arising out of alleged breaches by the sellers of Softworld of certain representations and warranties contained in the purchase agreement relating to periods prior to the closing of the acquisition. The insurance policy’s coverage limit is $21.5 million. The Company reached a preliminary agreement with the insurer and continues to negotiate a final resolution of the claim. No insurance receivable has been recorded.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.5 million to $4.3 million as of third quarter-end 2021. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the third quarter and September year to date 2021 and 2020. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$452.6	$446.5	$1,386.7	$1,346.7
Science, Engineering & Technology	306.2	244.0	859.1	761.5
Education	66.6	27.5	284.1	195.1
Outsourcing & Consulting	113.4	87.9	320.0	261.0
International	256.8	232.4	810.1	710.6

Less: Intersegment revenue	(0.2)	(0.1)	(0.6)	(0.3)

Consolidated Total	$1,195.4	$1,038.2	$3,659.4	$3,274.6

	Third Quarter		September Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Earnings (loss) from Operations:

Professional & Industrial gross profit	$76.6	$77.1	$227.7	$241.1
Professional & Industrial SG&A expenses	(69.4)	(65.3)	(207.8)	(210.4)
Professional & Industrial earnings (loss) from operations	7.2	11.8	19.9	30.7

Science, Engineering & Technology gross profit	68.1	50.7	187.8	156.0
Science, Engineering & Technology SG&A expenses	(48.4)	(31.3)	(131.0)	(99.1)
Science, Engineering & Technology earnings (loss) from operations	19.7	19.4	56.8	56.9

Education gross profit	10.0	4.1	44.0	28.8
Education SG&A expenses	(17.0)	(11.6)	(46.5)	(37.7)
Education earnings (loss) from operations	(7.0)	(7.5)	(2.5)	(8.9)

Outsourcing & Consulting gross profit	37.3	29.1	103.4	87.1
Outsourcing & Consulting SG&A expenses	(30.7)	(25.4)	(89.2)	(79.1)
Outsourcing & Consulting earnings (loss) from operations	6.6	3.7	14.2	8.0

International gross profit	36.9	30.0	110.3	90.5
International SG&A expenses	(34.5)	(39.9)	(102.2)	(101.4)
International earnings (loss) from operations	2.4	(9.9)	8.1	(10.9)

Corporate	(19.9)	(19.9)	(63.2)	(178.9)
Consolidated Total	9.0	(2.4)	33.3	(103.1)
Gain (loss) on investment in Persol Holdings	35.5	16.8	71.8	(31.4)
Other income (expense), net	(0.3)	(0.7)	(4.0)	3.6

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$44.2	$13.7	$101.1	$(130.9)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	Third Quarter		September Year to Date
	2021	2020	2021	2020
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$1.3	$1.4	$4.1	$4.1
Science, Engineering & Technology	3.2	1.0	7.5	3.1
Education	0.9	0.9	2.8	2.7
Outsourcing & Consulting	0.1	0.2	0.5	0.5
International	0.5	0.5	1.5	1.6

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The COVID-19 pandemic, including the delta variant, related containment measures and the subsequent economic recovery have resulted in ongoing shifts in most aspects of the economy and how professional and private lives are conducted. While the pace of change has been unprecedented and the resulting impacts are still being determined, our Noble Purpose, “We connect people to work in ways that enrich their lives,” will continue to guide our strategy and actions. As we navigate a world of work now impacted by these changes, we will continue to demonstrate our expected behaviors and actions:

•Employ a talent-first mentality

•Relentlessly deliver for customers

•Grow through discipline and focus

•Deliver efficiency and effectiveness in everything we do

Kelly remains committed to being a leading talent solutions provider among the talent with whom we choose to specialize and in the global markets in which we choose to compete. By aligning ourselves with our Noble Purpose and executing against these behaviors, we have navigated the challenges of the pandemic and are emerging as a more agile and focused organization, prepared to achieve new levels of growth and profitability as we further develop our portfolio of specialty businesses.

The Talent Solutions Industry

Prior to the COVID-19 pandemic, labor markets were in the midst of change due to automation, secular shifts in labor supply and demand, and skills gaps, and the current economic situation is accelerating that change. Global demographic trends are reshaping and redefining the way in which companies find and use talent, and the COVID-19 pandemic is changing where and how companies expect work to be performed. In response, the talent solutions industry is adjusting how it sources, recruits, trains and places talent.

Our industry is evolving to meet businesses’ growing demand for specialized talent, whether delivered as a single individual or as part of a total workforce solution. Companies in our industry are using novel sourcing approaches—including gig platforms, independent contractors and other talent pools—to create customized workforce solutions that are flexible and responsive to the labor market.

In addition, today’s companies are elevating their commitment to talent, with the growing realization that meeting the changing needs and requirements of talent is essential to remain competitive. The ways in which people view, find and conduct work are undergoing fundamental shifts. And as the demand for skilled talent continues to climb, workers’ changing ideas about the integration of work into life are becoming more important. In this increasingly talent-driven market, a diverse set of workers empowered by technology is seeking to take greater control over their career trajectories, and Kelly’s Talent Promise confirms our responsibility to workers in search of a better way to work.

Our Business

Kelly is a talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary and direct-hire basis. In 2020, we adopted the Kelly Operating Model and realigned our business into five specialty business units which are also our reportable segments.

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect product

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, information technology and telecommunications specialties predominantly in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries, as well as our Softworld, Inc. ("Softworld") subsidiary as of the beginning of the second quarter of 2021

•Education – delivers staffing, direct-hire and executive search services to the K-12, early childhood and higher education markets in the U.S., and includes several acquisitions: Teachers On Call, Insight Workforce Solutions and Greenwood/Asher & Associates

•Outsourcing & Consulting – delivers Master Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Payroll Process Outsourcing ("PPO") and Advisory Services to customers on a global basis

•International – operates in Mexico and 15 European countries where it delivers staffing, RPO and direct-hire services

In addition, we provide staffing services to customers in the Asia-Pacific region through PersolKelly Pte. Ltd., our joint venture with Persol Asia Pacific Pte. Ltd, a wholly owned subsidiary of Persol Holdings, a leading provider of HR solutions in Japan.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. and was 63 days on a global basis as of the end of the third quarter of 2021 and 64 days as of the end of 2020. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective

Looking Back

The impacts of COVID-19 on the global economy, the talent solutions industry, our customers and our talent became clearer as 2020 progressed. Beginning in mid-March 2020, our year-over-year revenues declined swiftly and substantially as governments and businesses reacted to the crisis. In response, in April 2020 we took a series of proactive steps to reduce spending, minimize layoffs, and bolster the strength and flexibility of Kelly’s finances. These actions included salary reductions for full-time salaried employees, including reduced CEO and senior leader compensation, temporary furloughing and/or redeployment of some employees. Our actions generated substantial cost savings and allowed us the time necessary to assess the variety of impacts the crisis had on our business. Most actions were in place until early in the fourth quarter of 2020.

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

Short Term

The early months of 2021 brought optimism for a slow but steady, sustained recovery. With that optimism, in August 2021 the Board of Directors reinstated the dividend at $0.05 per share. In the second quarter of 2021, as we passed the one-year anniversary of the crisis, it became apparent that progress would be slower than originally anticipated. Several headwinds continued throughout the third quarter, including the delta variant and its impact on talent availability and business operations, as well as ongoing global supply chain disruptions and uncertainty over vaccination requirements. Despite these challenges, Kelly’s year-over-year revenue growth in the second and third quarters points to a continuation of the underlying recovery. We expect that demand for our services will continue to gradually recover from the economic slowdown and the effects of customer and talent concerns related to operating safely during a pandemic. The impact on the revenues of each segment will vary, given the differences in pandemic-related measures enacted in each geography, the customer industries served and the availability of the talent provided to our customers. We are proactively taking steps to address talent shortages and mismatches in our businesses that were most impacted by the pandemic, including implementing new technologies, streamlining processes, adopting efficient recruiting models and collaborating with clients on innovative approaches to attract and retain talent. We currently expect a gradual return to pre-crisis levels of customer demand; however, the pace of such a return may be delayed if a resurgence in infections leads to additional containment measures, disruptions including the ongoing global supply chain disruption, or increased lack of available talent to match our customers’ demand. As 2021 progresses and we enter 2022, we expect that our revenue will reflect a continued gradual improvement in demand and result in continued improvements in year-over-year gross profit and earnings from operations.

In November 2021, the Company initiated a series of cost management actions primarily designed to increase operational efficiencies within enterprise functions that provide centralized support to our operating units. The actions are designed to align expenses with current expectations for top-line growth. As a result, a restructuring charge of $3.5 to $4.5 million will be recorded in the 2021 fourth quarter, with expected expense savings of at least $10 million on an annual basis beginning in the first quarter of 2022.

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

Kelly has done business in these specialties for many years, but our current operating model represents a new approach – one that brings together both staffing and outcome-based pieces of a specialty under a single specialty leader and aggregates assets to accelerate growth and profitability. We believe this specialty structure gives us greater advantages in the market, and we expect our disciplined focus to deliver profitable growth coming out of the crisis. In addition, we intend to invest in strategic, targeted M&A opportunities in our specialties, while optimizing our portfolio, as demonstrated by the recent acquisition of Softworld in the second quarter of 2021, the acquisition of Greenwood/Asher & Associates in the fourth quarter of 2020 and the sale of our operations in Brazil during the third quarter of 2020.

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

Results of Operations
Total Company
(Dollars in millions)

	Third Quarter				September Year to Date
	2021	2020	% Change		2021	2020	% Change
Revenue from services	$1,195.4	$1,038.2	15.1%		$3,659.4	$3,274.6	11.8%
Gross profit	228.9	191.0	19.8		673.2	603.5	11.5
SG&A expenses excluding restructuring charges	220.0	193.5	13.7		640.0	582.6	9.8
Restructuring charges	(0.1)	(0.1)	(15.4)		(0.1)	8.4	(101.7)
Total SG&A expenses	219.9	193.4	13.7		639.9	591.0	8.3
Goodwill impairment charge	—	—	NM		—	147.7	NM
Gain on sale of assets	—	—	NM		—	32.1	NM
Earnings (loss) from operations	9.0	(2.4)	NM		33.3	(103.1)	NM
Gain (loss) on investment in Persol Holdings	35.5	16.8	112.0		71.8	(31.4)	NM
Other income (expense), net	(0.3)	(0.7)	50.1		(4.0)	3.6	(211.5)
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	44.2	13.7	222.8		101.1	(130.9)	NM
Income tax expense (benefit)	11.1	(1.2)	NM		19.0	(36.5)	152.0
Equity in net earnings (loss) of affiliate	1.7	1.8	(3.6)		2.3	(1.0)	NM
Net earnings (loss)	$34.8	$16.7	108.9%		$84.4	$(95.4)	NM	%

Gross profit rate	19.2%	18.4%	0.8	pts.	18.4%	18.4%	—	pts.
Conversion rate	3.9	(1.3)	5.2		4.9	(17.1)	22.0

Third Quarter Results

Revenue from services in the third quarter increased 15.1% on a reported basis and 14.5% on a constant currency basis, and reflects revenue increases in all operating segments. Our acquisition of Softworld, a technology staffing and solutions firm, added approximately 320 basis points to the revenue growth rate. Compared to the third quarter of 2020, revenue from staffing services increased 11.8% and revenue from outcome-based services increased 15.1%. Permanent placement revenue, which is included in revenue from services, increased 118.0% from the prior year.

Gross profit increased 19.8% on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased primarily due to the impact of higher permanent placement income and the acquisition of Softworld, which generates higher gross profit rates, partially offset by unfavorable product mix and higher employee-related costs. Increases in the gross profit rate for Science, Engineering & Technology and International were partially offset by decreases in Professional & Industrial, Education and Outsourcing & Consulting. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses increased 13.7% on a reported basis and 13.2% on a constant currency basis. SG&A expenses related to Softworld, including amortization of intangibles and other operating expenses, accounted for approximately 500 basis points of the year-over-year increase. The increase in SG&A expenses also reflects increases in performance-based incentive compensation expenses and the impact of temporary expense mitigation efforts in the prior year. In addition, 2020 expenses included a $9.5 million charge related to a customer dispute in the International segment.

Earnings from operations for the third quarter of 2021 totaled $9.0 million, compared to a loss of $2.4 million in the third quarter of 2020. Included in total earnings from operations in the third quarter of 2021 is approximately $1.7 million related to

Softworld earnings from operations, inclusive of amortization of intangibles. Included in earnings from operations in the third quarter of 2020 was a $9.5 million charge related to a customer dispute.

Gain (loss) on investment in Persol Holdings represents the gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate each quarter based on the quoted market price of the Persol Holdings common stock at period end.

Income tax expense was $11.1 million in the third quarter of 2021 and income tax benefit was $1.2 million for the third quarter of 2020. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in charges of $10.9 million and $5.2 million for the third quarter of 2021 and 2020, respectively. The amounts were also impacted by improved earnings from operations in the third quarter of 2021.

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

The net earnings for the period were $34.8 million, compared to net earnings of $16.7 million from the third quarter of 2020. This change was due primarily to higher earnings from operations and higher gains on Persol Holdings common stock.

September Year-to-Date Results

Revenue from services in the first nine months of 2021 increased 11.8% on a reported basis and 10.3% on a constant currency basis, and reflects revenue increases in all operating segments. Our acquisition of Softworld in early April 2021 added approximately 200 basis points to the revenue growth rate. Compared to the first nine months of 2020, revenue from staffing services increased 9.9%, revenue from outcome-based services increased 9.0%, and permanent placement income increased 87.8%.

Gross profit increased 11.5% on higher revenue volume. The gross profit rate was flat in comparison to the prior year primarily due to the impact of higher permanent placement income and the acquisition of Softworld, which generates higher gross profit rates, partially offset by unfavorable product mix and higher employee-related costs. Decreases in the gross profit rate for Professional & Industrial and Outsourcing & Consulting were offset by increases in the gross profit rate for Science, Engineering & Technology, Education and International. The April 2021 acquisition of Softworld accounted for approximately 30 basis points. Government wage subsidies improved our 2020 gross profit rate by approximately 20 basis points.

Total SG&A expenses increased 8.3% compared to last year. Excluding restructuring charges, SG&A expenses in all segments increased in comparison to the prior year. SG&A expenses related to Softworld, including amortization of intangibles and other operating expenses, accounted for approximately 310 basis points to the year-over-year increase. The increase in SG&A expenses also reflects increases in performance-based incentive compensation expenses and the impact of temporary expense mitigation efforts in the prior year.

Included in SG&A expenses in the first nine months of 2020 was a $9.5 million charge related to a customer dispute and $8.4 million of restructuring charges. Actions were taken in the first quarter of 2020 to position the Company to adopt the updated operating model and to align the U.S. branch network facilities footprint with a more technology-enabled service delivery methodology.

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

Earnings from operations for the first nine months of 2021 totaled $33.3 million, compared to a loss from operations of $103.1 million in the first nine months of 2020. The increase in earnings from operations from the prior year primarily reflects the impact of the goodwill impairment charge, the customer dispute charge and a restructuring charge in 2020, partially offset by the 2020 gain on sale of assets.

Gain (loss) on investment in Persol Holdings represents the gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate each quarter based on the quoted market price of the Persol Holdings common stock at period end.

Other expense for the first nine months of 2021 totaled $4.0 million, compared to other income of $3.6 million for the first nine months of 2020. Included in the 2021 amount are transaction-related expenses from the April 2021 acquisition of Softworld and a one-time, non-cash write-down of an equity investment.

Income tax expense was $19.0 million in the first nine months of 2021 and income tax benefit was $36.5 million for the first nine months of 2020. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a charge of $22.0 million and a benefit of $9.6 million for September year to date 2021 and 2020, respectively. September year to date 2021 also included a benefit of $5.2 million from a change in United Kingdom tax rates. September year to date 2020 includes a tax benefit of $23.0 million on the impairment of goodwill and a tax benefit of $7.7 million from Brazil outside basis differences.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation, and changes in the fair value of the Company’s investment in Persol Holdings, which are treated as discrete since they cannot be estimated. The United Kingdom rate change benefit in the second quarter of 2021, the first quarter of 2020 impairment of goodwill and the second quarter of 2020 Brazil outside basis differences were treated as discrete.

The net earnings for the period were $84.4 million, compared to a net loss of $95.4 million for the first nine months of 2020. This change was due primarily to higher earnings from operations and increased gains of Persol Holdings common stock, net of tax.

Operating Results By Segment
(Dollars in millions)

	Third Quarter			September Year to Date
	2021	2020	% Change	2021	2020	% Change
Revenue from Services:
Professional & Industrial	$452.6	$446.5	1.4%	$1,386.7	$1,346.7	3.0%
Science, Engineering & Technology	306.2	244.0	25.5	859.1	761.5	12.8
Education	66.6	27.5	142.1	284.1	195.1	45.6
Outsourcing & Consulting	113.4	87.9	29.1	320.0	261.0	22.6
International	256.8	232.4	10.5	810.1	710.6	14.0
Less: Intersegment revenue	(0.2)	(0.1)	103.4	(0.6)	(0.3)	91.6
Consolidated Total	$1,195.4	$1,038.2	15.1%	$3,659.4	$3,274.6	11.8%

Third Quarter Results
Professional & Industrial revenue from services increased 1.4%. The increase was due primarily to higher revenue in the staffing product due to an increase in the bill rate per hour as compared to last year, partially offset by a lower hours volume, reflecting the challenge to meet customers’ increasing demand for talent amid a tighter labor supply. The increase in staffing revenue was coupled with higher permanent placement income, partially offset by a decrease in revenue from our outcome-based services as customer demand declined.

Science, Engineering & Technology revenue from services increased 25.5% on a reported basis, which includes revenues from the acquisition of Softworld. On an organic basis, the revenue growth was 11.7%, which was driven by hours volume increases in our staffing business across most specialties as customer demand increased compared to last year, which was impacted by COVID-19, coupled with increases in outcome-based services and permanent placement income.

Education revenue from services increased 142.1%, reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to a year ago, as well as the impact of new customer wins. In the third quarter of 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19, which decreased the demand for our services.

Outsourcing & Consulting revenue from services increased 29.1% due primarily to the increase in hours revenue volume in our PPO specialty, coupled with revenue growth in both RPO and MSP products.

International revenue from services increased 10.5% on a reported basis and increased 8.8% in constant currency. Year-over-year revenue comparisons were unfavorably impacted by the sale of our staffing operations in Brazil in August 2020. Excluding Brazil, revenue increased 11.4% on a reported basis and 9.7% on a constant currency basis. The increase was primarily due to higher hours volume, particularly in France, Russia and Portugal. This was partially offset by lower hours volume in Mexico, due to new labor legislation which became effective September 1, 2021 and prohibits staffing solutions not considered specialized services.

September Year-to-Date Results

Professional & Industrial revenue from services increased 3.0%, due primarily to a higher bill rate per hour on lower hours volume. This increase was combined with an increase in revenue from permanent placement income and our outcome-based services.

Science, Engineering & Technology revenue from services increased 12.8% on a reported basis, which includes revenues from the acquisition of Softworld. On an organic basis, the revenue growth was 4.4%, which was driven by hours increases in our staffing business across most specialties, coupled with an increase in permanent placement income.

Education revenue from services increased 45.6% reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to a year ago. In the first nine months of 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19.

Outsourcing & Consulting revenue from services increased 22.6% due primarily to increased hours revenue volume in our PPO specialty, coupled with revenue growth in both RPO and MSP products.

International revenue from services increased 14.0% on a reported basis and increased 9.0% in constant currency. Year-over-year revenue comparisons were unfavorably impacted by the sale of our staffing operations in Brazil in August 2020. Excluding Brazil, revenue increased 16.8% on a reported basis and 11.6% on a constant currency basis. The increase was primarily due to higher hours volume, particularly in France, Portugal and Switzerland.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter				September Year to Date
	2021	2020	Change		2021	2020	Change
Gross Profit:
Professional & Industrial	$76.6	$77.1	(0.5)%		$227.7	$241.1	(5.5)%
Science, Engineering & Technology	68.1	50.7	34.5		187.8	156.0	20.4
Education	10.0	4.1	139.7		44.0	28.8	52.5
Outsourcing & Consulting	37.3	29.1	27.9		103.4	87.1	18.7
International	36.9	30.0	22.7		110.3	90.5	21.8
Consolidated Total	$228.9	$191.0	19.8%		$673.2	$603.5	11.5%

Gross Profit Rate:
Professional & Industrial	16.9%	17.3%	(0.4)	pts.	16.4%	17.9%	(1.5)	pts.
Science, Engineering & Technology	22.3	20.8	1.5		21.9	20.5	1.4
Education	15.1	15.2	(0.1)		15.5	14.8	0.7
Outsourcing & Consulting	32.8	33.1	(0.3)		32.3	33.4	(1.1)
International	14.4	12.9	1.5		13.6	12.7	0.9
Consolidated Total	19.2%	18.4%	0.8	pts.	18.4%	18.4%	—	pts.

Third Quarter Results

Gross profit for the Professional & Industrial segment decreased due to a decline in the gross profit rate, partially offset by higher revenue volume. In comparison to the prior year, the gross profit rate decreased 40 basis points. This decrease reflects increased costs associated with our outcome-based services, and an increase in employee-related costs. These decreases were partially offset by the impact of increased permanent placement income this year.

The Science, Engineering & Technology gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 150 basis points due to improved specialty mix, including the acquisition of Softworld which generates higher gross profit margins, coupled with increased permanent placement income, partially offset by higher employee-related costs.

Gross profit for the Education segment increased on higher revenue volume, partially offset by a decrease in the gross profit rate. The gross profit rate decreased 10 basis points due primarily to higher employee-related costs, partially offset by an increase in permanent placement income from Greenwood/Asher, our acquisition in late 2020.

The Outsourcing & Consulting gross profit increased on higher revenue volume, partially offset by a decrease in the gross profit rate. The gross profit rate decreased 30 basis points primarily due to a change in product mix within this segment, as revenues increased in our PPO product, which generates lower profit margins.

International gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 150 basis points primarily due to customer mix and higher permanent placement income.

September Year-to-Date Results

Gross profit for the Professional & Industrial segment decreased due to a decrease in the gross profit rate, partially offset by higher revenue volume. In comparison to the prior year, the gross profit rate decreased 150 basis points. This decrease reflects the unfavorable year-over-year impact of government wage subsidies, increased costs associated with our outcome-based services, higher employee-related costs in the staffing product and a shift in product mix compared to the prior year as demand for staffing services increased. These decreases were partially offset by the impact of increased permanent placement income this year.

The Science, Engineering & Technology gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 140 basis points due to increased permanent placement income, coupled with improved specialty mix, including the acquisition of Softworld in April 2021.

Gross profit for the Education segment increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 70 basis points due primarily to higher permanent placement income from Greenwood/Asher, our acquisition in late 2020. This increase was partially offset by the unfavorable year-over-year impact of government wage subsidies and higher employee-related costs.

The Outsourcing & Consulting gross profit increased on higher revenue volume, partially offset by a decrease in the gross profit rate. The gross profit rate decreased 110 basis points primarily due to a change in product mix within this segment, as revenues increased in our PPO product, which generates lower profit margins.

International gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 90 basis points primarily due to customer mix.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2021	2020	% Change	2021	2020	% Change
SG&A Expenses:
Professional & Industrial	$69.4	$65.3	6.2%	$207.8	$210.4	(1.2)%
Science, Engineering & Technology	48.4	31.3	54.8	131.0	99.1	32.2
Education	17.0	11.6	46.1	46.5	37.7	23.1
Outsourcing & Consulting	30.7	25.4	20.5	89.2	79.1	12.6
International	34.5	39.9	(13.6)	102.2	101.4	0.7
Corporate expenses	19.9	19.9	0.8	63.2	63.3	(0.1)
Consolidated Total	$219.9	$193.4	13.7%	$639.9	$591.0	8.3%

	Third Quarter			September Year to Date
	2021	2020	% Change	2021	2020	% Change
Restructuring Charges Included in SG&A Expenses:
Professional & Industrial	$—	$(0.1)	NM %	$—	$4.3	NM %
Science, Engineering & Technology	—	—	NM	—	0.5	NM
Education	—	—	NM	—	0.8	NM
Outsourcing & Consulting	—	—	NM	—	—	NM
International	—	—	NM	—	1.1	NM
Corporate expenses	(0.1)	—	NM	(0.1)	1.7	(103.7)
Consolidated Total	$(0.1)	$(0.1)	(15.4)%	$(0.1)	$8.4	(101.7)%

Third Quarter Results

Total SG&A expenses in Professional & Industrial increased 6.2% from the prior year. Year-over-year comparisons were impacted by temporary expense mitigation actions in place in the third quarter of 2020 as a result of lower revenue volume due to the COVID-19 disruption. This increase was combined with an increase in performance-based incentive compensation as compared to the prior year.

Total SG&A expenses in Science, Engineering & Technology increased 54.8% from the prior year, and includes the impact of the acquisition of Softworld in the second quarter of 2021. On an organic basis, SG&A expenses increased 24.0% from the prior year. Year-over-year increases in salaries and related costs result from higher headcount in sales and recruiting talent, and an increase in performance-based incentive compensation. These increases were combined with the impact of temporary expense mitigation actions in place in the third quarter of 2020 as a result of lower revenue volume due to the COVID-19 disruption.

Total SG&A expenses in Education increased 46.1% from the prior year, primarily due to higher salary and incentives expense related to improving revenues. In addition, year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions in place in the third quarter of 2020 to mitigate the impact of the lower revenue volume as a result of the COVID-19 disruption. Expenses in the third quarter of 2021 include a charge to adjust the contingent consideration due to the former owners of Greenwood/Asher & Associates as a result of better than anticipated performance.

Total SG&A expenses in Outsourcing & Consulting increased 20.5% from the prior year. Year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in the second quarter of 2020 to mitigate the impact of the lower revenue volume as a result of the COVID-19 disruption. These increases were combined with an increase in salaries and performance-based incentive compensation, reflecting improving revenue.

Total SG&A expenses in International decreased 13.6% on a reported basis and decreased 14.8% on a constant currency basis. The prior year included a specific customer provision in Mexico following a negative outcome of litigation over a disputed accounts receivable balance for certain services rendered several years ago. Excluding this one-time charge, SG&A expenses increased 13.6% on a reported basis and 12.0% on a constant currency basis. This increase was due to higher performance-based incentive compensation as compared to the prior year and higher salary-related expenses due to increased headcount, mainly in our branch network.

September Year-to-Date Results

Total SG&A expenses in Professional & Industrial decreased 1.2% and increased 0.8% excluding restructuring charges. Year-over-year comparisons were impacted by temporary expense mitigation actions enacted in 2020 as a result of lower revenue volume due to the COVID-19 disruption. This increase was combined with an increase in salaries and performance-based incentive compensation and was partially offset by reduced facilities expense as we continue to evaluate and reduce our branch footprint.

Total SG&A expenses in Science, Engineering & Technology increased 32.2%, or 32.9% excluding restructuring charges. Excluding restructuring charges and the acquisition of Softworld, SG&A expenses increased 14.7%. Year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in response to the COVID-19 disruption in 2020. These increases were combined with higher headcount in sales and recruiting talent, and an increase in performance-based incentive compensation.

Total SG&A expenses in Education increased 23.1%, or 26.0% excluding restructuring charges, primarily due to higher salary and incentives expense related to improving revenues. In addition, year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in 2020 in response to the COVID-19 disruption. Expenses in 2021 include a charge to adjust the contingent consideration due to the former owners of Greenwood/Asher & Associates as a result of better than anticipated performance.

Total SG&A expenses in Outsourcing & Consulting increased 12.6% in comparison to the prior year. Year-over-year comparisons of salaries and related costs were impacted by temporary expense actions taken in 2020 in response to the impact of the COVID-19 disruption. These increases were combined with an increase in salaries and performance-based incentive compensation reflecting improving revenue.

Total SG&A expenses in International increased 0.7% on a reported basis and decreased 3.9% on a constant currency basis. The prior year included a charge related to a customer dispute in Mexico, SG&A expenses related to our staffing operations in Brazil which were sold in August 2020 and restructuring charges. Excluding these items, SG&A expenses increased 16.1% on a reported basis and 10.8% on a constant currency basis. This increase was primarily due to higher performance-based compensation and higher salary-related expenses due to increased headcount, primarily in our branch network.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2021	2020	% Change	2021	2020	% Change
Earnings (Loss) from Operations:
Professional & Industrial	$7.2	$11.8	(38.1)%	$19.9	$30.7	(34.9)%
Science, Engineering & Technology	19.7	19.4	1.7	56.8	56.9	(0.2)
Education	(7.0)	(7.5)	6.6	(2.5)	(8.9)	72.1
Outsourcing & Consulting	6.6	3.7	79.1	14.2	8.0	79.0
International	2.4	(9.9)	NM	8.1	(10.9)	NM
Corporate	(19.9)	(19.9)	(0.8)	(63.2)	(178.9)	64.6
Consolidated Total	$9.0	$(2.4)	NM %	$33.3	$(103.1)	NM %

Third Quarter Results
Professional & Industrial reported earnings of $7.2 million for the quarter, a 38.1% decrease from a year ago. The decrease in earnings was primarily due to increased costs of services reducing our gross profit rate in our outcome-based products, as well as increasing expenses. These were partially offset by increased revenues in our staffing product and an increase in our permanent placement income.

Science, Engineering & Technology reported earnings of $19.7 million for the quarter, a 1.7% increase from a year ago. The increase in earnings was primarily due to the impact of the Softworld acquisition, coupled with increases in organic staffing and permanent placement revenues in most of our specialties within the SET business unit. These increases were offset by increases in certain expenses, including those related to additional full-time employees and increased performance-based incentive compensation.

Education reported a loss of $7.0 million for the quarter, compared to a loss of $7.5 million a year ago. The change was primarily due to the increase in revenue, reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to a year ago. In 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19. Partially offsetting this improvement is a charge to adjust the contingent consideration due to the former owners of Greenwood/Asher & Associates.

Outsourcing & Consulting reported earnings of $6.6 million for the quarter, a 79.1% increase from a year ago. The increase in earnings was primarily due to the impact of increased revenue volumes within the segment.

International reported earnings of $2.4 million for the quarter, compared to a loss of $9.9 million a year ago. The increase in earnings was primarily due to the favorable comparison related to the charge for a customer dispute in Mexico in the prior year.

September Year-to-Date Results

Professional & Industrial reported earnings of $19.9 million, a 34.9% decrease from a year ago. The decrease in earnings was primarily due to increased costs of services reducing our gross profit rate in our outcome-based product lines and the year-over-year impact of the government wage subsidies we received in 2020. These were partially offset by increased revenues in our staffing product and an increase in our permanent placement income.

Science, Engineering & Technology reported earnings of $56.8 million, a 0.2% decrease from a year ago. The decrease in earnings was primarily due to higher expenses related to performance-based incentive compensation and higher salaries due to investment in additional sales and recruiting resources, which exceeded revenue and gross margin growth. This was partially offset by earnings from Softworld, which was acquired in April 2021.

Education reported a loss of $2.5 million, compared to a loss of $8.9 million a year ago. The change was primarily due to an increase in revenue, reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to a year ago. In 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19. Partially offsetting this improvement is a charge to adjust the contingent consideration due to the former owners of Greenwood/Asher & Associates.

Outsourcing & Consulting reported earnings of $14.2 million, a 79.0% increase compared to a year ago. The increase in earnings was primarily due to the impact of increased revenue volumes within the segment.

International reported earnings of $8.1 million, compared to a loss of $10.9 million a year ago. The increase in earnings was primarily due to the favorable comparison related to the charge for a customer dispute in Mexico and restructuring charges in the prior year, combined with improving revenue in Europe.

Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll, which is generally paid weekly or monthly, and customer accounts receivable, which is generally outstanding for longer periods. Since receipts from customers lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. The impact of the current economic slow-down resulting from the COVID-19 crisis began in March 2020. While we have yet to return to pre-crisis revenue levels, we are seeing continued economic momentum and sustainable recovery in the third quarter of 2021.
As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $51.1 million at the end of the third quarter of 2021 and $228.1 million at year-end 2020. As further described below, we generated $31.0 million of cash from operating activities, used $198.4 million of cash for investing activities and used $5.7 million of cash for financing activities.
Operating Activities
In the first nine months of 2021, we generated $31.0 million of net cash from operating activities, as compared to generating $216.5 million in the first nine months of 2020, primarily due to increased working capital requirements as revenue levels continue to recover or surpass pre-COVID levels in certain segments.
Trade accounts receivable totaled $1.4 billion at the end of the third quarter of 2021. Global DSO was 63 days at the end of the third quarter of 2021, 64 days at year-end 2020 and 61 days at the end of the third quarter of 2020.
Our working capital position (total current assets less total current liabilities) was $460.4 million at the end of the third quarter of 2021, a decrease of $163.6 million from year-end 2020. Excluding the decrease in cash, working capital increased $15.9 million from year-end 2020. The current ratio (total current assets divided by total current liabilities) was 1.4 at the end of the third quarter of 2021 and 1.7 at year-end 2020.
Investing Activities
In the first nine months of 2021, we used $198.4 million of cash for investing activities, as compared to generating $10.3 million in the first nine months of 2020. Included in cash used for investing activities in the first nine months of 2021 is $213.0 million of cash used for the acquisition of Softworld in April 2021, net of cash received and including working capital adjustments. Included in cash from investing activities in the first nine months of 2020 is $55.5 million of proceeds representing the cash received, net of transaction expenses, for the sale of three headquarters properties as a part of a sale and leaseback transaction. This was partially offset by $36.4 million of cash used for the acquisition of Insight in January 2020, net of the cash received and including working capital adjustments.
Financing Activities
In the first nine months of 2021, we used $5.7 million of cash for financing activities, as compared to using $6.8 million in the first nine months of 2020. The change in cash from financing activities was primarily related to the year-over-year decrease of $1.3 million in short-term borrowings and lower dividend payments during the first nine months of 2021 as compared to the same period in the prior year. These decreases were partially offset by $1.6 million, representing a portion of the contingent consideration payment made in the first nine months of 2021 related to our 2020 acquisition of Insight.
The change in short-term borrowings in the first nine months of 2021 and the first nine months of 2020 was primarily due to payments on local lines of credit. Dividends paid per common share were $0.05 in the first nine months of 2021 and $0.075 in first nine months of 2020.
There was no debt at the end of the third quarter of 2021, compared to $0.3 million at year-end 2020, which represented local borrowings. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the third quarter of 2021 and at year-end 2020.

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

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the third quarter of 2021, these reviews have resulted in plans to repatriate targeted amounts of foreign subsidiary cash. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

As of the third quarter of 2021, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $97.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the third quarter of 2021, we met the debt covenants related to our revolving credit facility and securitization facility.

We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We expect our working capital requirements to increase over the next several quarters if demand for our services continues to increase and to pay the deferred payroll tax balances, 50% of which are due in the fourth quarter of both 2021 and 2022.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2021 third quarter earnings.
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
With the exception of the integration activities in connection with the Company's acquisition of Softworld, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2021, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
July 5, 2021 through August 8, 2021	454	$22.52	—	$—

August 9, 2021 through September 5, 2021	215	22.33	—	$—

September 6, 2021 through October 3, 2021	172	20.37	—	$—

Total	841	$22.03	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 841 shares were reacquired in transactions during the quarter.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 50 of this filing.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
10.8	Letter Agreement Regarding 2021 LIBOR Cessation, dated October 25, 2021.

14	Code of Business Conduct and Ethics, revised August 2021.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 10, 2021

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2021

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)