Form 10-K
period 2022-01-02
KELLY SERVICES INC
filed 2022-02-17
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $824.2 million.

Registrant had 36,041,230 shares of Class A and 3,358,621 of Class B common stock, par value $1.00, outstanding as of February 6, 2022.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2022 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

Founded by William Russell Kelly in 1946, Kelly Services® pioneered an industry that connects people to work in ways that enrich their lives. Our inception helped usher in and embolden a workforce of women, opening doors and creating completely new opportunities. Over the next 75 years, as work evolved, Kelly equipped people with skills to master the technologies of the day: launching the first-of-its-kind online learning center for scientists; creating testing and training packages for breakthrough office programs; and launching skill builders that aligned with new light industrial protocols. With each advance, Kelly met the needs of the marketplace; empowering our people to reach their personal goals and enabling our clients to access skilled talent to move their businesses forward.

As work has evolved so has Kelly's range of solutions, growing over the years to reflect the changing needs of businesses and the desires and lifestyles of talent. We have progressed from a traditional office staffing business to a creative, insightful and agile talent company delivering expertise in a portfolio of specialty services. In line with market demand, we are increasingly delivering a variety of outcome-based services in which we provide specialized talent and operational management of functions and departments on behalf of our clients.

We rank as one of the world’s largest scientific and clinical research staffing providers and place talent at various levels in engineering, IT and telecommunications specialties. We are also a leading education staffing provider in the U.S., as well as providing talent across the full education spectrum from early childhood education to higher education. These services complement our expertise in professional office services, contact center and light industrial staffing. As work has evolved and talent management has become more complex, we have also developed innovative solutions to help many of the world’s largest companies plan for and manage their workforce through recruitment outsourcing, payroll processing, talent advisory, career transition and supplier management services.

Geographic Breadth of Services

Headquartered in the United States, Kelly provides workforce solutions to a diverse group of local, regional and global clients in the Americas, Europe and the Asia-Pacific regions across a variety of industries.

In 2021, we assigned more than 350,000 temporary employees to a variety of customers around the globe.

Description of Business Segments

Kelly is a specialty talent solutions company organized into five specialty businesses, which are also our reportable segments, serving clients of all sizes across a variety of industries. This structure enables us to focus on specialties with robust demand, promising growth opportunities and areas in which we excel at attracting and placing talent.

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect and Skilled Professional Solutions products

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes our Softworld, NextGen and Global Technology Associates subsidiaries

•Education – delivers staffing, direct-hire and executive search services across the full education spectrum from early childhood to higher education in the U.S. and includes Teachers On Call, Insight Workforce Solutions and Greenwood/Asher

•Outsourcing & Consulting – delivers Managed Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Payroll Process Outsourcing ("PPO") and Talent Advisory Services to customers on a global basis

•International – delivers staffing, RPO and direct-hire services in 15 countries in Europe, as well as services in Mexico delivered in accordance with recent changes in labor market regulations

In addition, PersolKelly Pte. Ltd., our joint venture with Persol Asia Pacific Pte. Ltd., a wholly owned subsidiary of Persol Holdings Co., Ltd., a leading provider of HR solutions in Japan, provides staffing and direct hire services to customers in the Asia Pacific region.

Financial information regarding our reportable segments is included in the Segment Disclosures footnote in the notes to our consolidated financial statements presented in Part II, Item 8 of this report.

Business Objectives

By connecting our clients with qualified talent in an ever-evolving world of work, Kelly has a positive impact on the people, businesses and communities we serve. As a destination for top talent and a strategic business partner for our clients, we continue to adopt innovative business practices and forward-looking technologies that drive success in a dynamic market. With more than one-third of the world’s workforce now participating as independent workers, we help companies adopt strategies that recognize and utilize contingent labor, consultants and project-based work as enablers of their ongoing success.

We’re also using our position in the middle of the talent supply and demand equation to challenge outdated barriers that hold back far too many people from attaining meaningful work, supporting their families and contributing to the economy. Our Equity@Work initiative seeks to upend systemic barriers to employment and make the labor market more equitable and accessible for more people. While systemic change takes time, we continue to make progress with additional outreach, new alliances and partnerships and continued executive commitment.

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

Working Capital

Our working capital requirements are primarily generated from employee payroll which is generally paid weekly or monthly and customer accounts receivable which is generally outstanding for longer periods, with days sales outstanding ("DSO") of 60 days as of January 2, 2022. Since receipts from customers lag payroll payments to temporary employees, working capital requirements increase and operating cash flows decrease substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease and operating cash flows increase. Such increases dissipate over time if the economic downturn continues for an extended period.

Customers

Kelly’s client portfolio spans companies of all sizes, ranging from local and mid-sized businesses to the Fortune 500. In 2021, an estimated 56% of total company revenue was attributed to our largest 100 customers. Our largest single customer accounted for approximately five percent of total revenue in 2021.

Government Contracts

Although we conduct business under various federal, state and local government contracts, no one contract represents more than three percent of total company revenue in 2021.

Competition

The worldwide workforce solutions industry is competitive and highly fragmented. In the United States, we compete with other firms that operate nationally and offer a breadth of service similar to ours, and with thousands of smaller regional or specialized companies that compete in varying degrees. Outside the United States, we face similar competition. In 2021, our largest competitors were Randstad, Adecco Group, ManpowerGroup Inc., Recruit Holdings and Allegis Group.

Key factors that influence our success are quality of service, price and breadth of service.

Quality of service is highly dependent on the availability of qualified talent, and our ability to promptly and effectively recruit, screen, train, retain and manage a pool of employees who match the skills required by our customers. We must balance competitive pricing pressures, which may intensify during an economic downturn, with the need to attract and retain a qualified workforce. Price competition in the staffing industry is intense, particularly for education, office clerical and light industrial personnel and pricing pressure from customers and competitors continues to be significant.

Companies increasingly seek a single supplier to manage all of their demand for contingent talent. To provide the breadth of service required, clients may need us to manage staffing suppliers and independent workers on their behalf. Kelly seeks to address this requirement for our clients, enabling us to deliver talent wherever and whenever they need it around the world.

Corporate Sustainability

Kelly is committed to the highest standards of corporate citizenship. Given the worldwide reach of our workers, clients, suppliers and partners, we recognize the global impact of our business practices and the importance of public accountability. We continue to advocate on behalf of the global workforce, improve our workplaces, contribute to the communities we serve and ensure our actions are socially, ethically and environmentally responsible.

Regulation

Our services are subject to a variety of complex federal and state laws and regulations in the countries where we operate. We continuously monitor legislation and regulatory changes for their potential effect on our business. We invest in technology and process improvements to implement required changes while minimizing the impact on our operating efficiency and effectiveness. Regulatory cost increases are passed through to our clients to the fullest extent possible. As a service business, we are not materially impacted by federal, state or local laws that regulate the discharge of materials into the environment.

Human Capital

We are a talent solutions company dedicated to connecting people to work in ways that enrich their lives, and our employees are critical to achieving this noble purpose. To succeed in our highly competitive and rapidly evolving market, it is crucial that we attract and retain experienced internal employees, as well as the talent we put to work for our customers. As part of these efforts, we strive to offer competitive total rewards programs, promote employee development, foster an inclusive and diverse environment and give employees the opportunity to give back to their communities and make a social impact.

We are committed to the health, safety and wellness of our employees and talent. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we seek to implement policies and practices that align with applicable laws and regulations and are in the best interest of our employees and talent, and the communities in which we operate.

Internal Employees

As of January 2, 2022, we employed approximately 4,500 staff members in the United States and an additional 2,900 in our international locations. Kelly retention rates for employees identified as High Performing and High Potential align with our comparable external benchmark.

Compensation and Benefits. Kelly is committed to providing competitive, equitable and fiscally responsible total rewards programs to our employees.  Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide employees with competitive compensation opportunities, with strong pay for performance linkages that include a mix of base salary, short-term incentives and, in the case of our more senior employees, long-term equity awards. We believe that our programs provide fair and competitive opportunities that align employee and stockholder interests. In addition to cash and equity compensation, we also offer employees competitive benefits such as life and health (medical, dental and vision)

insurance, paid time off, wellness benefits and defined contribution retirement plans. We review our compensation and benefit programs regularly and respond to changes in market practice. Recent changes have included enhancements to our U.S. paid time off for mental health and well-being, voting and family and parental support. Pay and benefits programs provided to our international employees are in line with competitive local practice.

Inclusion and Diversity. Since 1947, our founder fought to increase access to work for women and we’ve long been an outspoken advocate for the value temporary and independent workers bring to the workplace. We are committed to fostering an inclusive and diverse workforce.  For example, a significant majority of Kelly's U.S. workforce is female, including a majority of director and above roles. Additionally, for a fifth consecutive year, we’ve achieved a 100% rating from the Human Rights Campaign Foundation’s Corporate Equality Index for LGBTQ+ equality in the workplace. We believe an inclusive environment with diverse teams creates a workplace that is conducive to producing more creative solutions, results in better, more innovative products and services and presents Kelly as a workplace leader, aiding our ability to attract and retain key talent. We are focused on fostering a culture of belonging, where everyone feels welcomed and respected and can thrive as we work together. Kelly promotes employee development and internal career mobility to enable our team to achieve their full potential and to ensure we have the evolving workforce capabilities that the future demands.

Community Involvement. We consider sustainability to be a guiding principle in strengthening the relationship with our global workforce, suppliers and customers. Through our programs and initiatives, we seek to contribute to improving the quality of life of our employees, their families, as well as the communities in which they operate. Designed on the concept of social investment and creating shared values, our approach ensures the creation of future development capacities instead of aiding on isolated occasions. We support initiatives where our employees can actively engage in the causes they believe in that are also connected to our sustainability strategy. Through our Equity@Work initiative, we are living our commitment to ensure equitable access to work and growth for all by creating alliances with like-minded companies, policy groups and institutions to positively impact the way companies hire, advance and help more people thrive.

For more information on our diversity and inclusion and community involvement initiatives, please see our Sustainability Report - Growing with Purpose, which is available at kellyservices.com.

Talent

In addition to our internal employees, Kelly recruits talent on behalf of our customers on a global basis.  In 2021, we placed more than 350,000 individuals in positions with our customers.  Kelly remains the employer of record for all employees working at our customer locations.  This means that we retain responsibility for all assignments (including ensuring appropriate health and safety protocols in conjunction with our customers), wages, benefits, workers’ compensation insurance, and the employers’ share of applicable payroll taxes as well as the administration of the employees' share of these taxes.  We also offer our Kelly talent access to competitive health and benefit programs while they are working with us.

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

Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. Customer responses to real or perceived economic conditions, including perceptions related to market conditions, labor supply and inflation, could negatively impact customer behavior. Significant swings in economic activity historically have had a disproportionate impact on staffing industry volumes. We may not fully benefit from times of increased economic activity should we experience shortages in the supply of temporary employees. We may also experience more competitive pricing pressure and slower customer payments during periods of economic downturn. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or certain other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

Our business has been adversely impacted by the novel coronavirus (COVID-19) outbreak and could be impacted by future outbreaks.

The COVID-19 outbreak and related containment and mitigation efforts negatively impacted the economies and general welfare in the countries in which we operate, as well as in the countries where our customers provide goods and services. This resulted in a decline in demand for our services. The overall threat of COVID-19 in the countries in which we operate has been reduced with the advent of health and safety measures, effective vaccines, and treatment regimens to combat current known strains of COVID-19 and demand for our services has increased. The emergence of new strain(s) of COVID-19 that are more deadly, contagious, or vaccine resistant, or a decline in the effectiveness of vaccines or treatment regimens could result in another economic downtown or a decline in demand for our services. Likewise, the financial viability of third parties on which we rely to provide staffing services or manage critical business functions could also be impacted by further negative COVID-19 developments. Future government actions or business decisions by customers made in response to the COVID-19 pandemic, including automation, social distancing and remote work, and vaccination and testing programs could negatively impact customer demand for our services.

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

The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing and consulting companies. Randstad, Adecco Group, ManpowerGroup Inc., Recruit Holdings and Allegis Group are considerably larger than we are and have more substantial marketing and financial resources. Additionally, the emergence of online staffing platforms or other forms of disintermediation may pose a competitive threat to our services, which operate under a more traditional staffing business model. Price competition in the staffing industry is intense, particularly for the provision of office clerical, light industrial and education personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

The European Commission and its various competition authorities have targeted industry trade associations in which we participate, resulting in the assessment of fines against our business in the past. Although we have safeguards in place to comply with competition laws, there can be no guarantee that such safeguards will be successful. Any government regulatory actions may result in fines and penalties or hamper our ability to provide the cost-effective benefits to consumers and businesses, reducing the attractiveness of our services and the revenues that come from them. New competition law actions could be initiated. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

A loss of major customers or a change in such customers’ buying behavior or economic strength could have a material adverse effect on our business.

We serve many large corporate customers through high volume service agreements. While we intend to maintain or increase our revenues and earnings from our major corporate customers, we are exposed to risks arising from the possible loss of major customer accounts. A change in labor strategy or the deterioration of the financial condition or business prospects of these customers could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from these customers. Such change could occur due to factors in our customers' control but also could occur due to economic, social, climate, or political factors outside of our customers' control. Our customers are also exposed to third-party risk through their use of vendors and suppliers which, in the event of a third-party incident at a customer, could result in a deterioration in their financial condition. Continuing merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

Our business with large customer accounts reflects a market-driven shift in buying behaviors in which reliance on a small number of staffing partners has shifted to reliance upon a network of talent providers. The movement from single-sourced to competitively sourced staffing contracts may also substantially reduce our future revenues from such customers. While Kelly has sought to address this trend, including providing Managed Service Provider ("MSP") services within our Outsourcing & Consulting ("OCG") segment, we may not be selected or retained as the MSP by our large customers. This may result in a material decrease in the revenue we derive from providing staffing services to such customers. In addition, revenues may be materially impacted from our decision to exit customers due to pricing pressure or other business factors.

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

As we aim to expand the number of clients utilizing our higher margin specialty solutions in support of our growth strategy, we are highly reliant on individuals who possess specialized knowledge and skills to lead related specialty solutions and operations. Social, political and financial conditions can negatively impact the availability of qualified personnel. Competition for individuals with proven specialized knowledge and skills is intense, and demand for these individuals is expected to remain strong in the foreseeable future. Our success is dependent on our ability to attract, develop and retain these employees.

We depend on our ability to attract and retain qualified temporary personnel (employed directly by us or through third-party suppliers).

We depend on our ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. We must continually evaluate our base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. Social, political and financial conditions can negatively impact the amount of qualified personnel available to meet the staffing requirements of our customers. There can be no assurance that qualified personnel will continue to be available in sufficient numbers and on terms of employment acceptable to us and our customers. Our success is substantially dependent on our ability to recruit and retain qualified temporary personnel.

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

In the normal course of business we control, process, or have access to personal information regarding our own employees or employment candidates, as well as that of many of our customers or managed suppliers. Information concerning these individuals may also reside in systems controlled by third parties for purposes such as employee benefits and payroll administration. The legal and regulatory environment concerning data privacy is becoming more complex and challenging, and the potential consequences of non-compliance have become more severe. The European Union’s General Data Protection Regulation, the California Consumer Privacy Act and similar laws impose additional compliance requirements related to the collection, use, processing, transfer, disclosure, and retention of personal information, which can increase operating costs and resources to accomplish. Any failure to abide by these regulations or to protect such personal information from inappropriate access or disclosure, whether through social engineering or by accident or other cause, could have severe consequences including fines, litigation, regulatory sanctions, reputational damage, and loss of customers or employees. Although we have a program designed to preserve the privacy rights of the personal data that we control or process, as well as personal data that we entrust to third parties, there can be no assurance that our program will meet all current and future regulatory requirements, anticipate all potential methods of unauthorized access, or prevent all inappropriate disclosures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

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

The Terence E. Adderley Revocable Trust K (“Trust K”) which became irrevocable upon the death of Terence E. Adderley on October 9, 2018, is our controlling stockholder. In accordance with the provisions of Trust K, William U. Parfet, David M. Hempstead and Andrew H. Curoe were appointed as successor trustees of the trust. Mr. Parfet is the brother of Donald R. Parfet, the Chairman of the board of directors of the Company. The trustees, acting by majority vote, have sole investment and voting power over the shares of Class B common stock held by Trust K, which represent approximately 91.6% of the outstanding Class B shares. The voting rights of our Class B common stock are perpetual, and our Class B common stock is not subject to transfer restrictions or mandatory conversion obligations under our certificate of incorporation or bylaws.

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

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2021, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), cannot be assured. If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. Additionally, our credit facilities contain cross-default provisions. In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility. If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our headquarters is located in Troy, Michigan where we both own and lease facilities and where our corporate, subsidiary and divisional employees work. Our remaining business operations in the U.S., as well as our international locations, are conducted in leased facilities. Since 2020, as the result of COVID-19, the majority of our internal employees have also conducted business remotely as the result of governmental orders or our internal policies designed to protect the health and safety of our employees.

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

In January 2018, the Hungarian Competition Authority initiated proceedings against a local industry trade association and its members, due to alleged infringement of national competition regulations. The Authority announced its decision on December 18, 2020, levying a fine against the trade association with joint and several secondary liabilities placed on the 20 member companies. Our apportioned secondary liability as a member company is approximately $300,000. The matter is still pending. Certain member companies exercised their right to challenge the decision, which could impact the apportionment. The Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2021
Class A common
High	$23.90	$26.98	$25.00	$20.87	$26.98
Low	19.13	22.51	18.58	15.88	15.88

Class B common
High	57.46	60.00	24.70	21.27	60.00
Low	18.00	22.15	17.95	16.63	16.63

Dividends	—	—	0.05	0.05	0.10

2020
Class A common
High	$22.77	$18.18	$19.89	$23.00	$23.00
Low	10.13	11.01	13.55	15.56	10.13

Class B common
High	21.78	18.14	90.36	22.70	90.36
Low	10.52	10.35	14.04	15.50	10.35

Dividends	0.075	—	—	—	0.075

Holders

The number of holders of record of our Class A and Class B common stock were approximately 8,800 and 600, respectively, as of January 29, 2022.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2021, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
October 4, 2021 through November 7, 2021	62	$19.68	—	$—

November 8, 2021 through December 5, 2021	210	18.29	—	—

December 6, 2021 through January 2, 2022	1,589	17.50	—	—

Total	1,861	$17.66	—

We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 1,861 shares were reacquired during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P SmallCap 600 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2021. The graph assumes an investment of $100 on December 31, 2016 and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2016 – December 31, 2021

	2016	2017	2018	2019	2020	2021
Kelly Services, Inc.	$100.00	$120.58	$91.65	$102.30	$93.56	$76.67
S&P SmallCap 600 Index	$100.00	$113.23	$103.63	$127.24	$141.60	$179.58
S&P 1500 Human Resources and Employment Services Index	$100.00	$127.28	$106.57	$130.86	$131.97	$199.47

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview

Kelly’s strategy and actions are guided by our simple yet powerful Noble Purpose: “We connect people to work in ways that enrich their lives.” We are committed to being a leading talent solutions provider among the talent with whom we choose to specialize and in the global markets in which we choose to compete. As we navigate the post-pandemic landscape, we will continue to demonstrate our expected behaviors and actions:

•Employ a talent-first mentality

•Relentlessly deliver for customers

•Grow through discipline and focus

•Deliver efficiency and effectiveness in everything we do

By aligning ourselves with our Noble Purpose and executing against these behaviors, we are becoming a more agile and focused organization, prepared to achieve new levels of growth and profitability as we develop and reshape our portfolio of businesses.

The Talent Solutions Industry

Even before the COVID-19 pandemic, labor markets were in the midst of change due to automation, secular shifts in labor supply and demand and skills gaps. Global demographic trends are reshaping and redefining the way in which companies find and use talent, and the COVID-19 pandemic changed where and how companies expect work to be performed—a shift we expect will carry over into the future. In response, the talent solutions industry is adjusting how it sources, recruits, trains and places talent.

Our industry is evolving to meet businesses’ growing demand for specialized talent, whether delivered as a single individual or as part of a total workforce solution. Companies in our industry are using novel sourcing approaches—including gig platforms, independent contractors and other talent pools—to create customized workforce solutions that are flexible and responsive to the labor market.

In addition, today’s companies are elevating their commitment to talent, with the growing realization that meeting the changing needs and requirements of talent is essential to remain competitive. The ways in which people view, find and conduct work are undergoing fundamental shifts. And as the demand for skilled talent continues to climb, workers’ changing ideas about the integration of work into life are becoming more important. 2021 saw record-breaking employee resignations in the U.S. as workers opted out of jobs that did not align with their needs. In this increasingly talent-driven market, a diverse set of workers, empowered by technology, is seeking to take even greater control over their career trajectories. Kelly is proud to be a career partner of choice for workers in search of a better way to work.

Our Business

Kelly is a talent and global workforce solutions company serving customers of all sizes in a variety of industries. We offer innovative outsourcing and consulting services, as well as staffing on a temporary and direct-hire basis. In 2020, we adopted a new operating model and realigned our business into five specialty business units, which are also our reportable segments.

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect and Skilled Professional Solutions products

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries, as well as Softworld, a technology staffing and workforce solutions company acquired in 2021

•Education – delivers staffing, direct-hire and executive search services across the full education spectrum from early childhood to higher education in the U.S., and includes Teachers On Call, Insight Workforce Solutions and Greenwood/Asher & Associates

•Outsourcing & Consulting – delivers Master Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Business Process Outsourcing ("BPO") and Talent Advisory Services to customers on a global basis

•International – delivers staffing, RPO and direct-hire services in 15 countries in Europe, as well as services in Mexico delivered in accordance with recent changes in labor market regulations

In addition, PersolKelly Pte. Ltd., our joint venture with Persol Asia Pacific Pte. Ltd, a wholly owned subsidiary of Persol Holdings, a leading provider of HR solutions in Japan, provides staffing and direct hire services to customers in the Asia-Pacific region.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. and was 60 days on a global basis as of the end of 2021 and 64 days as of the end of 2020. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective and Outlook on Growth

Our 2020 results reflected the substantial decline in demand for our services during the depth of the COVID-19 crisis and the decisive actions we took to reduce costs and protect our balance sheet. We were successful in positioning Kelly to take advantage of improving economic conditions and the beginning of a recovery in customer demand as we entered 2021. While 2021 had its share of headwinds, most notably the emergence of the Delta and Omicron variants, continued global supply chain shortages, and a talent supply shortage, Kelly persevered and ended the year better than we began it. We made our largest-ever acquisition in April 2021 with the purchase of Softworld, a leader in the fast-growing technology staffing and solutions space. We made structural improvements in our businesses, driving growth in our GP rate; and we reinstated a dividend, which had been temporarily suspended during the worst of the pandemic. Within our specialty solutions, customer demand for our services increased throughout 2021, reaching or exceeding pre-pandemic levels at various rates across specialties. Our P&I and Education segments, the hardest-hit by COVID-19 and its variants, put the worst of the pandemic behind them by year’s end. Our SET business drove double-digit growth in outcome-based business and Softworld. Our International segment continued its recovery, led by growth in key European countries. And OCG, the most resilient of our business segments, continued to deliver double-digit growth throughout 2021.

We enter 2022 having shifted from recovery to growth. Our permanent placement fee growth points toward our customers’ investments in their future workforce, and increased demand in our staffing and outcome-based businesses reflects strong market demand for the specialty solutions we provide. Our business is arranged around specialties that target these areas of strong demand, promising growth opportunities, and Kelly’s proven ability to win. Our segments also reflect our intent to shift our portfolio toward high-margin, higher-value specialties that deliver a competitive edge and increased shareholder value.

As we continue our strategic growth journey in the year ahead, we will also invest in key value drivers.

•We are mapping our digital transformation journey, building a technology foundation to optimize our business, personalize the talent journey and improve the client experience. For example, in 2021 we launched Helix UX, an industry-leading talent management tool that is enabling our customers to better manage their global workforce across temporary, full-time and cloud-based talent pools.

•We are consistently striving to better understand and support our talent and their shifting needs. We have reallocated resources to be solely focused on the temporary worker experience, and our Equity@Work initiative is designed to break down long-standing, systemic barriers that make it difficult for many people to participate in the labor market.
.
•We are investing in the talent experience of our full-time employees, taking action to ensure we have the people coaches and performance management systems that will help our employees thrive in their Kelly careers. We know that our success is powered by our people, and we are aiming for industry-leading results.

As we execute our specialty growth strategy, we are focused on both the speed and scope of change. To that end, on February 14, 2022 we announced transactions that will allow us to strategically re-deploy resources to accelerate our growth in high-margin, high-growth specialties. Specifically, we are unwinding our cross-ownership with Persol Holdings and reducing our ownership interest in our APAC joint venture, PersolKelly. Monetizing our investments in Persol Holdings and PersolKelly provides us with additional capital, when combined with our available borrowing capacity, that results in approximately $500 million of capital available to invest in our specialty growth strategy and positions us to continue to grow both organically and inorganically in 2022 and beyond.

Financial Measures

The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2021 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2020. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative (“SG&A”) expenses within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.

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

Results of Operations

Total Company
(Dollars in millions)

	2021 vs. 2020				2020 vs. 2019
	2021 (52 Weeks)	2020 (53 Weeks)	Change		2020 (53 Weeks)	2019 (52 Weeks)	Change
Revenue from services	$4,909.7	$4,516.0	8.7%		$4,516.0	$5,355.6	(15.7)%
Gross profit	919.2	827.6	11.1		827.6	968.4	(14.5)
SG&A expenses excluding restructuring charges	866.6	792.8	9.3		792.8	877.6	(9.7)
Restructuring charges	4.0	12.8	(69.0)		12.8	5.5	131.5
Total SG&A expenses	870.6	805.6	8.1		805.6	883.1	(8.8)
Goodwill impairment charge	—	147.7	NM		147.7	—	NM
Gain on sale of assets	—	32.1	NM		32.1	12.3	161.6
Asset impairment charge	—	—	NM		—	15.8	NM
Earnings (loss) from operations	48.6	(93.6)	NM		(93.6)	81.8	NM
Gain (loss) on investment in Persol Holdings	121.8	(16.6)	NM		(16.6)	35.8	NM
Gain on insurance settlement	19.0	—	NM		—	—	NM
Other income (expense), net	(3.6)	3.4	(206.5)		3.4	(1.2)	369.5
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	185.8	(106.8)	NM		(106.8)	116.4	NM
Income tax expense (benefit)	35.1	(34.0)	203.4		(34.0)	0.4	NM
Equity in net earnings (loss) of affiliate	5.4	0.8	NM		0.8	(3.6)	NM
Net earnings (loss)	$156.1	$(72.0)	NM	%	$(72.0)	$112.4	NM	%

Gross profit rate	18.7%	18.3%	0.4	pts.	18.3%	18.1%	0.2	pts.
Conversion rate	5.3	(11.3)	16.6		(11.3)	8.4	(19.7)

2021 vs. 2020

Revenue from services for 2021 increased 8.7% on a reported basis and 7.8% on a constant currency basis as demand for our services increased from COVID-crisis driven levels in 2020. Revenue increased in all operating segments, with the exception of Professional & Industrial. Our acquisition of Softworld, a technology staffing and solutions firm, in early April 2021 added approximately 220 basis points to the revenue growth rate. The 2020 fiscal year included a 53rd week. This fiscal leap year occurs every five or six years and is necessary to align the fiscal and calendar periods. The 53rd week added approximately 1% to 2020 reported revenue. Compared to 2020, revenue from staffing services increased 6.6%, revenue from outcome-based services increased 7.3%, and permanent placement income increased 89.7%.

Gross profit increased 11.1% on higher revenue volume and an improving gross profit rate. The gross profit rate increased 40 basis points in comparison to 2020, primarily due to the impact of higher permanent placement income and the acquisition of Softworld, which generates higher gross profit rates, partially offset by unfavorable product mix and higher employee-related costs. Gross profit rate improved approximately 30 basis points as a result of the acquisition of Softworld. The gross profit rate for 2020 includes approximately 20 basis points from COVID-related government wage subsidies. Increases in the gross profit rate for Science, Engineering & Technology, Education and International were partially offset by decreases in the gross profit rate for Professional & Industrial and Outsourcing & Consulting.

Total SG&A expenses increased 8.1% compared to 2020. SG&A expenses related to Softworld, including amortization of intangibles and other operating expenses, accounted for approximately 350 basis points to the year-over-year increase. The increase in SG&A expenses also reflects increases in performance-based incentive compensation expenses and the impact of temporary expense mitigation efforts in 2020. With the exception of Professional & Industrial, SG&A expenses increased in all segments in comparison to 2020.

Included in SG&A expenses for 2021 was $4.0 million of restructuring charges, primarily reflecting cost management actions taken in the fourth quarter of 2021 to increase operational efficiencies within enterprise functions that provide centralized support to operating units. Included in SG&A expenses for 2020 was $12.8 million of restructuring charges and a $9.5 million charge related to a customer dispute.

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

Earnings from operations for 2021 totaled $48.6 million, compared to a loss from operations of $93.6 million in 2020. The increase in earnings from operations from 2020 primarily reflects the impact of the goodwill impairment charge, the customer dispute charge and higher restructuring charges in 2020, partially offset by the 2020 gain on sale of assets.

Gain (loss) on investment in Persol Holdings represents the noncash gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate each quarter based on the quoted market price of the Persol Holdings common stock at period end.

The gain on insurance settlement of $19.0 million in 2021 represents a payment received in the fourth quarter of 2021 related to the settlement of claims under a representations and warranties insurance policy purchased by the Company in connection with the acquisition of Softworld.

Other expense for 2021 totaled $3.6 million, compared to other income of $3.4 million for 2020. Included in the 2021 amount is a one-time, non-cash write-down of an equity investment and transaction-related expenses from the April 2021 acquisition of Softworld.

Income tax expense was $35.1 million for 2021 and income tax benefit was $34.0 million for 2020. The 2021 income tax expense was impacted by higher pretax earnings and changes in the fair value of the Company's investment in Persol Holdings. Income taxes for 2021 also includes a charge for gain on insurance settlement and a benefit from a United Kingdom tax rate change. Income taxes for 2020 includes a tax benefit from the impairment of goodwill and a U.S. tax benefit from the sale of Brazil operations.

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

The net earnings for 2021 were $156.1 million, compared to a net loss of $72.0 million for 2020. This change was due primarily to higher earnings from operations and increased gains of Persol Holdings common stock, net of tax.

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

Gross profit declined as a result of lower revenue volume, partially offset by an increase in the gross profit rate. The gross profit rate increased 20 basis points in comparison to 2019. With the exception of Education and International, the gross profit rate increased in all other operating segments, primarily reflecting improved product mix and lower employee-related costs. The gross profit rate for Education declined primarily as a result of increased pricing pressures. International's gross profit rate was negatively impacted by the decrease in permanent placement revenue. The total Company 2020 gross profit rate included approximately 20 basis points related to COVID-19 government subsidies.

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

Gain on sale of assets of $32.1 million represented the excess of the proceeds over the cost of the headquarters properties sold in the first quarter of 2020. The main headquarters building was subsequently leased back to the Company during the first quarter of 2020. Gain on sale of assets in 2019 of $12.3 million primarily represented the excess of the proceeds over the cost upon the sale of an unused parcel of land located near the Company headquarters. Asset impairment charge of $15.8 million in 2019 represented the write-off of previously capitalized costs associated with a new U.S. front and middle office technology development project which management determined would not be completed but replaced by an enhanced and expanded use of an existing technology platform.

The loss from operations for 2020 of $93.6 million reflected a decline from the $81.8 million of earnings from operations in 2019. Earnings from operations declined as a result of the goodwill impairment charge and lower gross profit as a result of the impact of COVID-19 on demand, partially offset by lower expenses due to cost reduction efforts and higher gain on sale of assets.

Gain (loss) on investment in Persol Holdings represented the noncash gain or loss resulting from changes in the market price of our investment in the common stock of Persol Holdings. The gains or losses fluctuate based on the quoted market price of the Persol Holdings common stock at period end.

Income tax benefit was $34.0 million and expense was $0.4 million for 2020 and 2019, respectively. The 2020 income tax benefited from lower pretax earnings and included the impairment of goodwill, a decline in the fair value of the Company's investment in Persol Holdings, and a tax loss on the sale of our Brazil operations. These benefits were offset by lower work opportunity credits. The 2019 tax expense benefited from releasing a valuation allowance in the United Kingdom. The work opportunity credit has been extended through 2025 as part of the Consolidated Appropriations Act, 2021.

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

The net loss for 2020 of $72.0 million, a decrease from net earnings of $112.4 million in 2019, was due primarily to lower earnings from operations due to the goodwill impairment charge taken in the first quarter of 2020, combined with losses of Persol Holdings common stock, partially offset by the impact of an income tax benefit in comparison to income tax expense in 2019.

Operating Results By Segment
(Dollars in millions)

	2021 vs. 2020			2020 vs. 2019
	2021 (52 Weeks)	2020 (53 Weeks)	% Change	2020 (53 Weeks)	2019 (52 Weeks)	% Change
Revenue From Services:
Professional & Industrial	$1,837.4	$1,858.4	(1.1)%	$1,858.4	$2,213.4	(16.0)%
Science, Engineering & Technology	1,156.8	1,019.1	13.5	1,019.1	1,131.8	(9.9)
Education	416.5	286.9	45.2	286.9	450.7	(36.3)
Outsourcing & Consulting	432.1	363.5	18.9	363.5	377.7	(3.8)
International	1,067.8	988.6	8.0	988.6	1,182.5	(16.4)
Less: Intersegment revenue	(0.9)	(0.5)	97.0	(0.5)	(0.5)	(16.6)
Consolidated Total	$4,909.7	$4,516.0	8.7%	$4,516.0	$5,355.6	(15.7)%

2021 vs. 2020

Professional & Industrial revenue from services decreased 1.1% due primarily to lower demand from our outcome-based call center specialty. Revenue from staffing services also declined on lower hours volume due to talent supply constraints even as customer demand improved. Lower hours volume in staffing services was partially offset by higher average bills rates. These decreases were partially offset by increased outcome-based revenue in other specialties, as well as higher permanent placement income which is included in revenue from services. The 53rd week added approximately 1% to 2020 reported revenue from services in Professional & Industrial.

Science, Engineering & Technology revenue from services increased 13.5% on a reported basis, which includes revenues from the acquisition of Softworld. On an organic basis, revenue growth was 3.9%, which was driven by hours increases in our staffing business across most specialties, coupled with an increase in outcome-based revenue and permanent placement income. The 53rd week added approximately 1% to 2020 reported revenue from services in Science, Engineering & Technology.

Education revenue from services increased 45.2% reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to a year ago. In 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19. The 53rd week added less than 1% to 2020 reported revenue from services in Education.

Outsourcing & Consulting revenue from services increased 18.9% due primarily to increased hours revenue volume in our PPO specialty, coupled with revenue growth in both RPO and MSP products. The 53rd week added approximately 2% to 2020 reported revenue from services in Outsourcing & Consulting.

International revenue from services increased 8.0% on a reported basis and increased 4.9% on a CC basis. Year-over-year revenue comparisons were unfavorably impacted by the sale of our staffing operations in Brazil in August 2020. Excluding Brazil, revenue increased 9.9% on a reported basis and 6.8% on a constant currency basis. The increase was primarily due to higher hours volume, particularly in Switzerland, Portugal, Italy and France. The 53rd week added approximately 1% to 2020 reported revenue from services in International.

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

Education revenue from services decreased due to the impact of COVID-19. Temporary school closures and use of virtual or hybrid instructional delivery reduced the demand. These decreases were partially offset by the revenues from the first quarter 2020 acquisition of Insight. The 53rd week added less than 1% to 2020 reported revenue from services in Education.

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

Operating Results By Segment (continued)
(Dollars in millions)

	2021 vs. 2020				2020 vs. 2019
	2021 (52 Weeks)	2020 (53 Weeks)	Change		2020 (53 Weeks)	2019 (52 Weeks)	Change
Gross Profit:
Professional & Industrial	$310.0	$330.2	(6.1)%		$330.2	$388.4	(15.0)%
Science, Engineering & Technology	253.9	209.4	21.3		209.4	226.2	(7.5)
Education	65.1	42.2	54.1		42.2	72.0	(41.3)
Outsourcing & Consulting	141.4	119.8	18.0		119.8	122.3	(2.0)
International	148.8	126.0	18.1		126.0	159.5	(21.0)
Consolidated Total	$919.2	$827.6	11.1%		$827.6	$968.4	(14.5)%

Gross Profit Rate:
Professional & Industrial	16.9%	17.8%	(0.9)	pts.	17.8%	17.5%	0.3	pts.
Science, Engineering & Technology	21.9	20.5	1.4		20.5	20.0	0.5
Education	15.6	14.7	0.9		14.7	16.0	(1.3)
Outsourcing & Consulting	32.7	33.0	(0.3)		33.0	32.4	0.6
International	13.9	12.7	1.2		12.7	13.5	(0.8)
Consolidated Total	18.7%	18.3%	0.4	pts.	18.3%	18.1%	0.2	pts.

2021 vs. 2020

Gross profit for the Professional & Industrial segment decreased due to a decrease in the gross profit rate, combined with lower revenue volume. In comparison to the prior year, the gross profit rate decreased 90 basis points. This decrease reflects the unfavorable year-over-year impact of government wage subsidies, increased costs associated with our outcome-based call center specialties, higher employee-related costs in the staffing product and a shift in product mix compared to the prior year as demand for staffing services, which generally carry lower margins, increased. These decreases were partially offset by the impact of increased permanent placement income in 2021.

The Science, Engineering & Technology gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 140 basis points due to increased permanent placement income and improved specialty mix, including the acquisition of Softworld in April 2021, partially offset by higher employee-related costs.

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

International gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 120 basis points primarily due to customer mix.

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

Operating Results By Segment (continued)
(Dollars in millions)

	2021 vs. 2020			2020 vs. 2019
	2021 (52 Weeks)	2020 (53 Weeks)	% Change	2020 (53 Weeks)	2019 (52 Weeks)	% Change
SG&A Expenses:
Professional & Industrial	$278.6	$288.6	(3.5)%	$288.6	$326.0	(11.5)%
Science, Engineering & Technology	180.2	134.4	34.1	134.4	146.7	(8.4)
Education	62.1	51.2	21.1	51.2	56.2	(8.8)
Outsourcing & Consulting	122.7	108.3	13.3	108.3	119.3	(9.2)
International	138.9	134.9	2.9	134.9	140.8	(4.2)
Corporate expenses	88.1	88.2	(0.1)	88.2	94.1	(6.3)
Consolidated Total	$870.6	$805.6	8.1%	$805.6	$883.1	(8.8)%

	2021 vs. 2020			2020 vs. 2019
	2021 (52 Weeks)	2020 (53 Weeks)	% Change	2020 (53 Weeks)	2019 (52 Weeks)	% Change
Restructuring Charges Included in SG&A Expenses:
Professional & Industrial	$—	$6.0	NM %	$6.0	$5.1	16.8%
Science, Engineering & Technology	—	0.6	NM	0.6	0.4	74.1
Education	—	1.0	NM	1.0	—	NM
Outsourcing & Consulting	—	0.3	NM	0.3	—	NM
International	1.2	1.4	(10.2)	1.4	—	NM
Corporate expenses	2.8	3.5	(18.4)	3.5	—	NM
Consolidated Total	$4.0	$12.8	(69.0)%	$12.8	$5.5	131.5%

2021 vs. 2020

Total SG&A expenses in Professional & Industrial decreased 3.5% and decreased 1.4% excluding restructuring charges. Expenses are lower as a result of cost reductions in response to lower revenue volumes, partially offset by higher performance-based compensation expenses.

Total SG&A expenses in Science, Engineering & Technology increased 34.1%, or 34.7% excluding restructuring charges. Excluding restructuring charges and the acquisition of Softworld, SG&A expenses increased 13.9%. Year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in response to the COVID-19 disruption in 2020. These increases were combined with higher headcount in sales and recruiting talent, and an increase in performance-based incentive compensation.

Total SG&A expenses in Education increased 21.1%, or 23.6% excluding restructuring charges, primarily due to higher salary and incentives expense related to improving revenues. In addition, year-over-year comparisons of salaries and related costs were impacted by temporary expense mitigation actions taken in 2020 in response to the COVID-19 disruption. Expenses in 2021 include a charge to adjust the contingent consideration due to the former owners of Greenwood/Asher as a result of better than anticipated performance.

Total SG&A expenses in Outsourcing & Consulting increased 13.3% in comparison to the prior year. Year-over-year comparisons of salaries and related costs were impacted by temporary expense actions taken in 2020 in response to the impact of the COVID-19 disruption. These increases were combined with an increase in salaries and performance-based incentive compensation reflecting improving revenue.

Total SG&A expenses in International increased 2.9% on a reported basis and increased 0.1% on a constant currency basis. Total SG&A expenses in 2021 and 2020 include restructuring charges, and the prior year also included a charge related to a customer dispute in Mexico and SG&A expenses related to our staffing operations in Brazil, which were sold in August 2020. Excluding these items, SG&A expenses increased 13.6% on a reported basis and 10.4% on a constant currency basis. This increase was primarily due to higher performance-based compensation and higher salary-related expenses driven by an increase in headcount, reflecting improving revenue in Europe.

Corporate expenses decreased $0.1 million from 2020. Lower disability, non-restructuring severance and restructuring costs were partially offset by higher performance-based compensation expense.

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

Operating Results By Segment (continued)
(Dollars in millions)

	2021 vs. 2020			2020 vs. 2019
	2021 (52 Weeks)	2020 (53 Weeks)	% Change	2020 (53 Weeks)	2019 (52 Weeks)	% Change
Earnings (Loss) from Operations:
Professional & Industrial	$31.4	$41.6	(24.4)%	$41.6	$62.4	(33.4)%
Science, Engineering & Technology	73.7	75.0	(1.7)	75.0	79.5	(5.8)
Education	3.0	(9.0)	NM	(9.0)	15.8	NM
Outsourcing & Consulting	18.7	11.5	62.7	11.5	3.0	291.3
International	9.9	(8.9)	NM	(8.9)	18.7	NM
Corporate	(88.1)	(203.8)	56.7	(203.8)	(97.6)	(108.6)
Consolidated Total	$48.6	$(93.6)	NM %	$(93.6)	$81.8	NM %

2021 vs. 2020

Professional & Industrial reported earnings of $31.4 million, a 24.4% decrease from 2020. The decrease in earnings was primarily due to increased costs of services reducing our gross profit rate in our outcome-based product lines and the year-over-year impact of the government wage subsidies we received in 2020. These were partially offset by an increase in our permanent placement income.

Science, Engineering & Technology reported earnings of $73.7 million, a 1.7% decrease from 2020. The decrease in earnings was primarily due to higher expenses related to performance-based incentive compensation and higher salaries. The increase in higher salaries was related to an investment in additional sales and recruiting resources, which exceeded revenue and gross margin growth. This was partially offset by earnings from Softworld, which was acquired in April 2021.

Education reported earnings of $3.0 million, compared to a loss of $9.0 million from 2020. The change was primarily due to an increase in revenue, reflecting the return to in-school instruction by many schools, resulting in increased demand for our services as compared to 2020. In 2020, many districts were using virtual or hybrid instruction methods due to the impact of COVID-19. Partially offsetting this improvement is a charge to adjust the contingent consideration due to the former owners of Greenwood/Asher.

Outsourcing & Consulting reported earnings of $18.7 million, a 62.7% increase compared to 2020. The increase in earnings was primarily due to the impact of increased revenue volumes within the segment.

International reported earnings of $9.9 million, compared to a loss of $8.9 million in 2020. The increase in earnings was primarily due to the favorable comparison related to the charge for a customer dispute in Mexico and restructuring charges in 2020, combined with improving revenue in Europe.

Corporate loss from operations was $88.1 million in 2021, compared to a loss of $203.8 million in 2020. The 2020 loss includes the goodwill impairment charge of $147.7 million, partially offset by a gain on sale of assets of $32.1 million.

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

Results of Operations
Financial Condition

Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll, which is generally paid weekly or monthly, and customer accounts receivable, which is generally outstanding for longer periods. Since receipts from customers lag payroll paid to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. The impact of the COVID-19 crisis on our business began in March 2020. While we have yet to return to pre-crisis revenue levels, we have experienced improving demand for our services and expect a sustained recovery throughout 2022.

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash totaled $119.5 million at year-end 2021, compared to $228.1 million at year-end 2020. As further described below, during 2021, we generated $85.0 million of cash from operating activities, used $180.7 million of cash for investing activities and used $8.1 million of cash for financing activities.

Operating Activities

In 2021, we generated $85.0 million of net cash from operating activities, as compared to generating $186.0 million in 2020 and generating $102.2 million in 2019. Net cash from operating activities in 2020 benefited from a deferral of $117.0 million of U.S. federal payroll taxes. Net cash from operating activities in 2021 included $29.7 million of cash outflows related to the repayment of the payroll tax deferral. The change from 2020 to 2021 was primarily due to the impact of changes in the payroll tax deferral, partially offset by the favorable impact of improving global DSO. The change from 2019 to 2020 was primarily due to the deferral of payroll tax payments, partially offset by the impact of higher global DSO.

Trade accounts receivable totaled $1.4 billion at year-end 2021 and $1.3 billion at year-end 2020. Global DSO for the fourth quarter was 60 days for 2021, compared to 64 days for 2020. DSO at year-end 2020 reflected the impact of customer-driven administrative issues among a limited number of large customers which were resolved in early 2021.

Our working capital position (total current assets less total current liabilities) was $493.5 million at year-end 2021, a decrease of $130.5 million from year-end 2020. Excluding the decrease in cash, working capital decreased $20.2 million from year-end 2020. The current ratio (total current assets divided by total current liabilities) was 1.5 at year-end 2021 and 1.7 at year-end 2020.

Investing Activities

In 2021, we used $180.7 million of net cash for investing activities, compared to generating $9.8 million in 2020 and using $94.3 million in 2019. Included in cash used for investing activities in 2021 is $213.0 million of cash used for the acquisition of Softworld in April 2021, net of cash received and including working capital adjustments. This was partially offset by $19.0 million of proceeds from an insurance settlement that represented a payment received in the fourth quarter of 2021 related to the settlement of claims under a representations and warranties insurance policy purchased by the Company in connection with the acquisition of Softworld.

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

Capital expenditures totaled $11.2 million in 2021, $15.5 million in 2020 and $20.0 million in 2019. Capital expenditures in 2021 primarily related to the Company's IT infrastructure, technology programs and headquarters building improvements. Capital expenditures in 2020 primarily related to the Company's headquarters leasehold improvements, IT infrastructure and technology programs. Capital expenditures in 2019 primarily related to the Company’s technology programs.

Financing Activities

In both 2021 and 2020, we used $8.1 million of cash for financing activities, as compared to using $16.1 million in 2019. Changes in net cash from 2019 financing activities were primarily related to dividend payments. Dividends paid per common share were $0.10 in 2021, $0.075 in 2020 and $0.30 in 2019. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.
Changes in net cash from financing activities are also impacted by short-term borrowing activities. There was no debt at year-end 2021 and debt was $0.3 million at year-end 2020. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at year-end 2021 and 2020.

In 2021, 2020 and 2019 the net change in short-term borrowings was primarily due to payments on local lines of credit.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2021:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Leases	$99.6	$23.4	$26.7	$14.6	$34.9
Short-term borrowings	—	—	—	—	—
Accrued workers’ compensation	57.8	20.8	17.4	7.5	12.1
Accrued retirement benefits	241.3	21.4	42.9	43.0	134.0
Accrued payroll taxes	87.1	29.5	57.6	—	—
Other liabilities	8.6	1.4	2.5	2.3	2.4
Uncertain income tax positions	0.8	0.2	0.5	—	0.1
Purchase obligations	69.7	28.1	41.5	0.1	—

Total	$564.9	$124.8	$189.1	$67.5	$183.5

Purchase obligations above represent unconditional commitments relating primarily to technology services and online tools which we expect to utilize generally within the next three fiscal years, in the ordinary course of business. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include asset-based lending, additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies. During 2020, cash generated from operations was supplemented by the deferral of payments of the Company's U.S. social security taxes as allowed by the Coronavirus Aid, Relief, and Economic Security Act. Such remaining deferrals are required to be repaid by January 3, 2023.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2021 year end, these reviews have not resulted in plans to repatriate foreign subsidiary cash. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

At year-end 2021, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $97.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. Throughout 2021 and as of the 2021 year end, we met the debt covenants related to our revolving credit facility and securitization facility.

At year-end 2021, we also had additional unsecured, uncommitted short-term credit facilities totaling $8.1 million, under which we had no borrowings. Details of our debt facilities as of the 2021 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

We have historically managed our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We expect our working capital requirements to increase over the next several quarters if demand for our services continues to increase and to pay the deferred payroll tax balances, of which $29.5 million was paid on January 3, 2022 and another $57.6 million is due on January 3, 2023.

In February 2022, we entered into transactions to monetize a portion of our assets in the Asia-Pacific region which will allow us to strategically redeploy resources to accelerate our growth. Specifically, we are unwinding our cross-shareholding arrangement with Persol Holdings and reducing our ownership interest in PersolKelly, our APAC joint venture. We sold our investment in Persol Holdings common stock in an open market transaction. We repurchased the 1.6 million Kelly Class A and 1,475 Kelly Class B common shares owned by Persol Holdings at a price based on the last five trading days prior to the transaction. We will sell almost all of our ownership interest in PersolKelly to our joint venture partner. The transactions will be complete in the first quarter of 2022.

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

We evaluate the accrual quarterly and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $48.4 million and $54.6 million at year-end 2021 and 2020, respectively.

Business Combinations

We account for business combinations using the acquisition method of accounting, in which the purchase price is allocated for assets acquired and liabilities assumed and recorded at the estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Management is required to make significant assumptions and estimates in determining the fair value of the assets acquired, particularly intangible assets. Purchased intangible assets are primarily comprised of acquired trade names and customer relationships that are recorded at fair value at the date of acquisition. We utilize third-party valuation specialists to assist us in the determination of the fair value of the intangibles. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about projected revenue growth rates, royalty rates and discount rates. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about projected revenue growth rates, customer attrition rates, profit margins and discount rates. Determining the useful lives of intangible assets also requires judgment and are inherently uncertain. There is a measurement period of up to one year in which to finalize the fair value determinations and preliminary fair value estimates may be revised if new information is obtained during this period.

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

Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. For segments with a goodwill balance, we have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure or one level below our operating segments (the component level).

We may first use a qualitative assessment ("step zero test") for the annual impairment test if we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value. In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events and events affecting a reporting unit.

If we elect to forgo the qualitative assessment for a reporting unit, goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value ("step one test"). If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.

To derive the estimated fair value of a reporting unit, we primarily relied on an income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used significant assumptions by reporting unit, including: expected future revenue growth rates, profit margins and discount rate.

The goodwill resulting from the acquisition of Softworld during the second quarter of 2021 was allocated to the SET reportable segment and Softworld was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of Greenwood/

Asher during the fourth quarter of 2020 was allocated to the Education reportable segment, which was deemed to be a reporting unit. See the Acquisitions and Disposition footnote in the notes to our consolidated financial statements for more information.

We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2021. We performed a step one quantitative test for the Softworld reporting unit. As a result of the quantitative assessment, we determined that the estimated fair value of the Softworld reporting unit was more than its carrying value. Additionally, we performed a step zero qualitative analysis for the Education reporting unit to determine whether a further quantitative analysis was necessary and concluded that a step one quantitative analysis was not necessary. As a result of the quantitative and qualitative assessments, the Company determined goodwill was not impaired as of year-end 2021.

Our analysis used significant assumptions, including: expected future revenue growth rates, profit margins and discount rate. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from our business could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. The estimated fair value of the Softworld reporting unit exceeds the carrying value by more than 10%. As a measure of sensitivity of the fair value of the reporting unit, while holding all other assumptions constant, an increase in the discount rate of 100 basis points or a decrease of 100 basis points in the revenue growth rate assumptions for each forecasted period used to determine the fair value of the reporting unit would not result in an impairment of goodwill.

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

In the fourth quarter of 2020, the Company elected to perform a step zero qualitative analysis to determine whether a further quantitative assessment was necessary for the reporting unit with goodwill. The step zero test included making judgments and assessments to determine whether any events or circumstances have occurred that makes it more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of this qualitative assessment, a step one quantitative analysis was not deemed necessary and the goodwill was not impaired.

At year-end 2021 and 2020, total goodwill amounted to $114.8 million and $3.5 million, respectively. See the Goodwill and Intangible Assets footnote in the notes to our consolidated financial statements for more information.

Litigation

Kelly is subject to legal proceedings, investigations and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel and results of similar litigation. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At both year-end 2021 and 2020, the gross accrual for litigation costs amounted to $1.4 million which is included in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changing market and economic conditions, the impact of the novel coronavirus (COVID-19) outbreak, competitive market pressures including pricing and technology introductions and disruptions, disruption in the labor market and weakened demand for human capital resulting from technological advances, competition law risks, the impact of changes in laws and regulations (including federal, state and international tax laws), unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, or the risk of additional tax liabilities in excess of our estimates, our ability to achieve our business strategy, our ability to successfully develop new service offerings, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with government or government contractors, the risk of damage to our brand, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, services of licensed professionals and services connecting talent to independent work, our increasing dependency on third parties for the execution of critical functions, our ability to effectively implement and manage our information technology strategy, the risks associated with past and future acquisitions, including risk of related impairment of goodwill and intangible assets, exposure to risks associated with investments in equity affiliates including PersolKelly Pte. Ltd., risks associated with conducting business in foreign countries, including foreign currency fluctuations, the exposure to potential market and currency exchange risks relating to our investment in Persol Holdings, risks associated with violations of anti-corruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, our ability to sustain critical business applications through our key data centers, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyberattacks or other breaches of network or information technology security, our ability to realize value from our tax credit and net operating loss carryforwards, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2021 earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 47 of this filing and are presented in pages 48-97.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented preceding the consolidated financial statements on page 48 of this report.

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 2, 2022, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant,” which is included on pages 42-43, and “Code of Business Conduct and Ethics,” which is included on page 44, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on pages 44-45, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals serve as executive officers of the Company as of January 29, 2022:

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Peter W. Quigley President and Chief Executive Officer	60	2004	Served as officer of the Company.

Olivier G. Thirot Executive Vice President and Chief Financial Officer	60	2008	Served as officer of the Company.

Peter M. Boland Senior Vice President Chief Marketing Officer	57	2018	January 2018 - Present Served as officer of the Company. January 2012 - June 2017 SVP Brand Marketing - Charles Schwab & Co., San Francisco, CA

Amy J. Bouque Senior Vice President Chief People Officer	53	2020	September 2020 - Present Served as officer of the Company. January 2016 - August 2020 Executive Director - Talent Management - Ally Financial, Detroit Michigan

Tammy L. Browning Senior Vice President President, KellyOCG	48	2018	October 2018 - Present Served as officer of the Company. October 2010 - April 2018 SVP Global Operations - Yoh

Timothy L. Dupree Senior Vice President President, Kelly Professional & Industrial	45	2014	Served as officer of the Company.

Dinette Koolhaas Senior Vice President President, Kelly International	52	2008	Served as officer of the Company.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Daniel Hugo Malan Senior Vice President President, Kelly Science, Engineering & Technology	52	2020
March 2020 - Present
Served as officer of the Company.

December 2019 - February 2020
Managing Partner - Talent Capital Advisors

August 2018 - November 2019
Chief Operating Officer - Employbridge

December 2016 - July 2018
President, Commercial Business -
Employbridge

November 2014 - November 2016
EVP & President - North America Staffing,
CDI

Nicola M. Soares Senior Vice President President, Kelly Education	53	2011	Served as officer of the Company.

Vanessa P. Williams Senior Vice President General Counsel Assistant Secretary	50	2020
October 2020 - Present
  Served as officer of the Company.

February 2020 - September 2020
  SVP, Division General Counsel-
  Transportation and Third Party
  Risk Management and Compliance -
  IHS Markit

December 2016 - February 2020
  VP, Division General Counsel -
  Transportation - IHS Markit

February 2014 - December 2016
  VP, Chief Legal Counsel & Global Privacy
  Officer - IHS Markit

Laura S. Lockhart Vice President, Corporate Controller and Chief Accounting Officer	52	2008	Served as officer of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 98. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders - Evergreen provision(1),(2)	—	$—	—

Equity compensation plans approved by security holders - Fixed Share provision(1),(3)	—	—	2,889,970

Equity compensation plans not approved by security holders (4)	—	—	—

Total	—	$—	2,889,970

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

There are no restricted stock awards, financial measure performance awards, total shareholder return performance awards, or single financial measure performance awards to exclude as of January 2, 2022 or going forward as there are no longer any unvested/unearned shares related to the Evergreen provision.

(3)The Fixed Share provision applies to shares granted on and after May 10, 2017, and the amended Equity Incentive Plan provides that the maximum number of shares available for grants is 4,700,000.

The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Fixed Share provision excludes: 402,998 shares of restricted stock; performance shares that have been earned but not yet vested totaling zero of financial measure performance awards, zero total shareholder return performance awards, and 12,776 single financial measure performance awards; and performance shares granted to employees and not yet earned or vested totaling 104,436 shares of single financial measure performance awards and 873,343 shares of financial measure performance awards, calculated using an assumed maximum award performance level of 200%, where applicable, at January 2, 2022.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed as part of this report:

(i)Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Earnings for the three fiscal years ended January 2, 2022

Consolidated Statements of Comprehensive Income for the three fiscal years ended January 2, 2022

Consolidated Balance Sheets at January 2, 2022 and January 3, 2021

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 2, 2022

Consolidated Statements of Cash Flows for the three fiscal years ended January 2, 2022

Notes to Consolidated Financial Statements

(ii)Financial Statement Schedule -

For the three fiscal years ended January 2, 2022:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(iii)The Exhibits are listed in the Index to Exhibits included beginning at page 98, which is incorporated herein by reference.

(b)The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 98 of this filing.

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

On April 5, 2021, we completed the acquisition of Softworld. Given the significance of the Softworld acquisition and the complexity of systems and business processes, we have excluded the acquired Softworld business from our assessment of the effectiveness of internal control over financial reporting for the year ending January 2, 2022. Softworld accounted for approximately 2% of the Company's total assets as of January 2, 2022 and approximately 2% of the Company's total revenue for the year ended 2021.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management determined that, as of January 2, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 49-51.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kelly Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kelly Services, Inc. and its subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for the years ended January 2, 2022, January 3, 2021, and December 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Softworld, Inc. from its assessment of internal control over financial reporting as of January 2, 2022 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Softworld, Inc. from our audit of internal control over financial reporting. Softworld, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent approximately 2% of the related consolidated financial statement amounts as of and for the year ended January 2, 2022.

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

Workers’ Compensation

As described in Note 1 to the consolidated financial statements, in the U.S., the Company has a combination of insurance and self-insurance contracts under which they effectively bear the first $1.0 million of risk per single accident. Management establishes the accrual for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. Management retains an independent consulting actuary to establish loss development factors, based on historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of the ultimate claims liability. In preparing the estimates, the consulting actuary considers a number of assumptions and multiple generally accepted actuarial methods in the course of preparing the loss forecast for claims. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, management records a receivable from the insurance company for the excess amount. Management evaluates the accrual quarterly throughout the year and makes adjustments as needed. As disclosed by management, as of January 2, 2022, the accrual for accrued workers’ compensation, net of related receivables, is $48.4 million.

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

Acquisition of Softworld, Inc. – Valuation of Trade Name and Customer Relationships

As described in Notes 1 and 4 to the consolidated financial statements, in 2021, the Company completed the acquisition of Softworld, Inc. (Softworld) for $217.0 million, which resulted in $79.4 million of intangible assets being recorded. Those intangible assets were comprised of a trade name of $23.1 million and customer relationships of $54.9 million. Fair value of the trade name intangible asset was estimated by management using a relief-from-royalty valuation method and customer relationships intangible asset was estimated using a multi-period excess earnings valuation method. Management’s determination of the fair value of the trade name included assumptions related to projected revenue growth rates, royalty rates and discount rates. Management’s determination of the fair value of the customer relationships included assumptions related to projected revenue growth rates, customer attrition rates, profit margins and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of trade name and customer relationships acquired in the Softworld acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the intangibles; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, royalty rate and discount rate for the trade name intangible asset and projected revenue growth rates, customer attrition rate, profit margins and discount rate for the customer relationships intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over development of the significant assumptions related to projected revenue growth rates, royalty rate and discount rate for the trade name intangible asset and projected revenue growth rates, customer attrition rate, profit margins and discount rate for the customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for determining the fair value of the intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of underlying data used in the valuations, and evaluating the reasonableness of significant assumptions related to projected revenue growth rates, royalty rate and discount rate for the trade name intangible asset and projected revenue growth rates, customer attrition rate, profit margins and discount rate for the customer relationships intangible asset. Evaluating the reasonableness of the projected revenue growth rates and profit margins involved considering the past performance of the acquired business, as well as economic and industry forecasts. Evaluating the customer attrition rate involved considering the past performance of the acquired business. The royalty rate and discount rate were evaluated by considering the royalty rates and cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the valuation methods and the royalty rate and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 17, 2022

We have served as the Company’s auditor since 1960.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2021	2020	2019
	(In millions of dollars except per share items)
Revenue from services	$4,909.7	$4,516.0	$5,355.6

Cost of services	3,990.5	3,688.4	4,387.2

Gross profit	919.2	827.6	968.4

Selling, general and administrative expenses	870.6	805.6	883.1

Goodwill impairment charge	—	147.7	—

Gain on sale of assets	—	(32.1)	(12.3)

Asset impairment charge	—	—	15.8

Earnings (loss) from operations	48.6	(93.6)	81.8

Gain (loss) on investment in Persol Holdings	121.8	(16.6)	35.8

Gain on insurance settlement	19.0	—	—

Other income (expense), net	(3.6)	3.4	(1.2)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	185.8	(106.8)	116.4

Income tax expense (benefit)	35.1	(34.0)	0.4

Net earnings before equity in net earnings (loss) of affiliate	150.7	(72.8)	116.0

Equity in net earnings (loss) of affiliate	5.4	0.8	(3.6)

Net earnings (loss)	$156.1	$(72.0)	$112.4

Basic earnings (loss) per share	$3.93	$(1.83)	$2.85
Diluted earnings (loss) per share	$3.91	$(1.83)	$2.84

Average shares outstanding (millions):
Basic	39.4	39.3	39.1
Diluted	39.5	39.3	39.2

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2021	2020	2019
	(In millions of dollars)
Net earnings (loss)	$156.1	$(72.0)	$112.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.1 million, tax expense of $0.2 million and tax benefit of $0.1 million, respectively	(24.2)	13.9	2.5
Less: Reclassification adjustments included in net earnings	—	(1.5)	—
Foreign currency translation adjustments	(24.2)	12.4	2.5

Pension liability adjustments, net of tax expense of $0.2 million, tax benefit of $0.1 million and tax benefit of $0.3 million, respectively	0.5	(0.9)	(1.3)
Less: Reclassification adjustments included in net earnings	0.2	0.1	0.1
Pension liability adjustments	0.7	(0.8)	(1.2)

Other comprehensive income (loss), net of tax	(23.5)	11.6	1.3

Comprehensive income (loss)	$132.6	$(60.4)	$113.7

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2021	2020
	(In millions of dollars)
Assets
Current Assets
Cash and equivalents	$112.7	$223.0
Trade accounts receivable, less allowances of $12.6 million and $13.3 million, respectively	1,423.2	1,265.2
Prepaid expenses and other current assets	52.8	61.4
Total current assets	1,588.7	1,549.6

Noncurrent Assets
Property and equipment:
Property and equipment	205.1	222.3
Accumulated depreciation	(169.8)	(181.3)
Net property and equipment	35.3	41.0
Operating lease right-of-use assets	75.8	83.2
Deferred taxes	302.8	282.0
Goodwill, net	114.8	3.5
Investment in Persol Holdings	264.3	164.2
Investment in equity affiliate	123.4	118.5
Other assets	389.1	319.9
Total noncurrent assets	1,305.5	1,012.3

Total Assets	$2,894.2	$2,561.9

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2021	2020
	(In millions of dollars)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$—	$0.3
Accounts payable and accrued liabilities	687.2	536.8
Operating lease liabilities	17.5	19.6
Accrued payroll and related taxes	318.4	293.0
Accrued workers' compensation and other claims	20.8	22.7
Income and other taxes	51.3	53.2
Total current liabilities	1,095.2	925.6

Noncurrent Liabilities
Operating lease liabilities	61.4	67.5
Accrued payroll and related taxes	57.6	58.5
Accrued workers' compensation and other claims	37.0	42.2
Accrued retirement benefits	220.0	205.8
Other long-term liabilities	86.8	59.3
Total noncurrent liabilities	462.8	433.3

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 36.7 million shares issued at 2021 and 2020	36.7	36.7
Class B common stock, 10.0 million shares authorized; 3.4 million shares issued at 2021 and 2020	3.4	3.4
Treasury stock, at cost
Class A common stock, 0.7 million shares at 2021 and 0.8 million at 2020	(14.5)	(16.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	23.9	21.3
Earnings invested in the business	1,315.0	1,162.9
Accumulated other comprehensive income (loss)	(27.7)	(4.2)
Total stockholders' equity	1,336.2	1,203.0

Total Liabilities and Stockholders' Equity	$2,894.2	$2,561.9

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2021	2020	2019
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.7	$36.6	$36.6
Conversions from Class B	—	0.1	—
Balance at end of year	36.7	36.7	36.6

Class B common stock
Balance at beginning of year	3.4	3.5	3.5
Conversions to Class A	—	(0.1)	—
Balance at end of year	3.4	3.4	3.5

Treasury Stock
Class A common stock
Balance at beginning of year	(16.5)	(20.3)	(25.4)
Net issuance of stock awards	2.0	3.8	5.1
Balance at end of year	(14.5)	(16.5)	(20.3)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	21.3	22.5	24.4
Net issuance of stock awards	2.6	(1.2)	(1.9)
Balance at end of year	23.9	21.3	22.5

Earnings Invested in the Business
Balance at beginning of year	1,162.9	1,238.6	1,138.1
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	(0.7)	—
Net earnings (loss)	156.1	(72.0)	112.4
Dividends	(4.0)	(3.0)	(11.9)
Balance at end of year	1,315.0	1,162.9	1,238.6

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(4.2)	(15.8)	(17.1)
Other comprehensive income (loss), net of tax	(23.5)	11.6	1.3
Balance at end of year	(27.7)	(4.2)	(15.8)
Stockholders’ Equity at end of year	$1,336.2	$1,203.0	$1,264.5

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021	2020	2019
	(In millions of dollars)
Cash flows from operating activities:
Net earnings (loss)	$156.1	$(72.0)	$112.4
Adjustments to reconcile net earnings to net cash from operating activities:
Goodwill impairment charge	—	147.7	—
Deferred income taxes	21.6	(57.1)	(18.3)
Depreciation and amortization	29.8	24.2	31.6
Operating lease asset amortization	21.2	21.1	22.3
Provision for credit losses and sales allowances	1.6	12.8	4.1
Stock-based compensation	5.1	3.9	5.6
(Gain) loss on investment in Persol Holdings	(121.8)	16.6	(35.8)
Gain on insurance settlement	(19.0)	—	—
Gain on sale of assets	—	(32.1)	(12.3)
Asset impairment charge	—	—	15.8
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	(5.4)	(0.8)	3.6
Other, net	6.0	1.4	(0.4)
Changes in operating assets and liabilities, net of acquisitions	(10.2)	120.3	(26.4)

Net cash from operating activities	85.0	186.0	102.2

Cash flows from investing activities:
Capital expenditures	(11.2)	(15.5)	(20.0)
Proceeds from sale of assets	—	55.5	13.8
Acquisition of companies, net of cash received	(213.0)	(39.2)	(86.4)
Proceeds from company-owned life insurance	12.2	2.3	3.0
Proceeds from insurance settlement	19.0	—	—
Proceeds from sale of Brazil, net of cash disposed	—	1.2	—
Proceeds (payments) related to loans to equity affiliate	5.9	5.6	(4.4)
Proceeds from (investment in) equity securities	5.0	(0.2)	(1.0)
Other investing activities	1.4	0.1	0.7

Net cash (used in) from investing activities	(180.7)	9.8	(94.3)

Cash flows from financing activities:
Net change in short-term borrowings	(0.2)	(1.7)	(0.3)
Financing lease payments	(1.5)	(2.0)	(0.7)
Dividend payments	(4.0)	(3.0)	(11.9)
Payments of tax withholding for stock awards	(0.6)	(1.2)	(2.5)
Contingent consideration payments	(1.6)	—	—
Other financing activities	(0.2)	(0.2)	(0.7)

Net cash used in financing activities	(8.1)	(8.1)	(16.1)

Effect of exchange rates on cash, cash equivalents and restricted cash	(4.8)	9.4	(0.9)

Net change in cash, cash equivalents and restricted cash	(108.6)	197.1	(9.1)
Cash, cash equivalents and restricted cash at beginning of year	228.1	31.0	40.1

Cash, cash equivalents and restricted cash at end of year(1)	$119.5	$228.1	$31.0

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheet:

	2021	2020	2019
	(In millions of dollars)
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and equivalents	$112.7	$223.0	$25.8
Restricted cash included in prepaid expenses and other current assets	0.2	—	0.2
Noncurrent assets:
Restricted cash included in other assets	6.6	5.1	5.0
Cash, cash equivalents and restricted cash at end of year	$119.5	$228.1	$31.0

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a specialty talent and workforce solutions provider operating throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 2, 2022 (2021, which contained 52 weeks), January 3, 2021 (2020, which contained 53 weeks) and December 29, 2019 (2019, which contained 52 weeks). Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis. The Company’s operations in Brazil were accounted for on a one-month lag, until the Company sold the Brazil operations in the third quarter of 2020. The Company’s equity method investment in PersolKelly Pte. Ltd. is accounted for on a one-quarter lag (see Investment in PersolKelly Pte. Ltd. footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period.

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

Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $7.5 million in 2021, $8.1 million in 2020 and $9.4 million in 2019.

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

Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

Category	2021	2020	Life
	(In millions of dollars)
Land	$—	$—		—
Work in process	0.3	0.4		—
Buildings and improvements	12.9	12.9	15	to	40 years
Computer hardware and software	147.9	152.3	3	to	12 years
Equipment, furniture and fixtures	26.6	34.8		5	years
Leasehold improvements	17.4	21.9	HQ: 15 years
			Branches: Lesser of the lease or 5 years
Total property and equipment	$205.1	$222.3

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Standards Codification (“ASC”). Work in process represents capitalized costs for internal use software not yet in service. Depreciation expense was $16.4 million for 2021, $16.8 million for 2020 and $25.3 million for 2019.

Cloud Computing Arrangements The Company has cloud computing arrangements that are comprised of internal use software platforms that are accounted for as service contracts. The Company does not have the ability to take possession of the software without significant penalty nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Implementation costs associated with these cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis and is a component of SG&A expenses in our consolidated statements of earnings.

Amortization expense was $2.2 million for 2021 and $1.0 million for 2020. The related accumulated amortization totaled $3.2 million in 2021 and $1.0 million in 2020. Capitalized amounts related to such arrangements are recorded within prepaid and other current assets and non-current other assets in the consolidated balance sheets. As of year-end 2021 and 2020, the Company had $2.7 million and $2.9 million, respectively, recorded in prepaid expenses and other current assets in the consolidated balance sheets and $13.9 million and $7.2 million, respectively, recorded in non-current other assets in the consolidated balance sheets related to capitalized cloud computing arrangements (see Other Assets footnote).

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

Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the acquisition date fair value of net assets acquired. Purchased intangible assets are primarily comprised of acquired trade names and customer relationships that are recorded at fair value at the date of acquisition. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about projected revenue growth rates, royalty rates and discount rates. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about projected revenue growth rates, customer attrition rates, profit margins and discount rates.

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
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. For segments with a goodwill balance, we have determined that our reporting units are the same as our operating and reportable segments based on our organizational structure or one level below our operating segments (the component level).

We may first use a qualitative assessment ("step zero test") for the annual impairment test if we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value. In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events and events affecting a reporting unit.

If we elect to forgo the qualitative assessment for a reporting unit, goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value ("step one test"). If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.
To derive the estimated fair value of reporting units, we primarily relied on an income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting unit. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used significant assumptions by reporting unit, including: expected future revenue growth rates, profit margins and discount rate.

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

Accounts Payable Included in accounts payable are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $5.4 million and $9.3 million at year-end 2021 and 2020, respectively.

Accrued Payroll and Related Taxes Included in current accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $39.1 million and $11.0 million at year-end 2021 and 2020, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts. Included in current and noncurrent accrued payroll and related taxes are deferred U.S. payroll tax payments as allowed by COVID-19 economic relief legislation.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	December Year to Date
	2021	2020	2019
Professional & Industrial
Staffing services	$1,402.4	$1,423.3	$1,838.6
Permanent placement	24.7	9.9	17.9
Outcome-based services	410.3	425.2	356.9
Total Professional & Industrial	1,837.4	1,858.4	2,213.4

Science, Engineering & Technology
Staffing services	813.2	751.8	848.2
Permanent placement	24.4	12.5	15.7
Outcome-based services	319.2	254.8	267.9
Total Science, Engineering & Technology	1,156.8	1,019.1	1,131.8

Education
Staffing services	411.5	286.4	449.8
Permanent placement	5.0	0.5	0.9
Total Education	416.5	286.9	450.7

Outsourcing & Consulting
Talent solutions	432.1	363.5	377.7
Total Outsourcing & Consulting	432.1	363.5	$377.7

International
Staffing services	1,032.9	971.8	1,156.8
Permanent placement	21.3	16.8	25.7
Talent solutions	13.6	—	—
Total International	1,067.8	988.6	1,182.5

Total Intersegment	(0.9)	(0.5)	(0.5)

Total Revenue from Services	$4,909.7	$4,516.0	$5,355.6

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

The below table presents our revenues disaggregated by geography (in millions of dollars):

	December Year to Date
	2021	2020	2019
Americas
United States	$3,513.4	$3,260.2	$3,892.5
Canada	155.0	122.5	136.1
Puerto Rico	102.1	77.0	74.6
Mexico	92.7	114.4	123.6
Brazil	—	17.0	34.1
Total Americas Region	3,863.2	3,591.1	4,260.9

Europe
France	223.1	198.2	248.6
Switzerland	222.2	200.4	200.7
Portugal	158.2	141.7	179.8
Russia	132.2	118.5	117.6
Italy	74.2	58.2	75.9
United Kingdom	68.3	73.7	103.1
Germany	34.0	30.1	41.6
Ireland	26.8	19.9	33.1
Other	68.0	54.6	67.5
Total Europe Region	1,007.0	895.3	1,067.9

Total Asia-Pacific Region	39.5	29.6	26.8

Total Kelly Services, Inc.	$4,909.7	$4,516.0	$5,355.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	December Year to Date
	2021	2020	2019
Science, Engineering & Technology
Americas	$1,149.3	$1,013.7	$1,122.5
Europe	7.5	5.4	9.3
Total Science, Engineering & Technology	$1,156.8	$1,019.1	$1,131.8

Outsourcing & Consulting
Americas	$369.4	$302.2	$318.1
Europe	23.2	31.7	32.8
Asia-Pacific	39.5	29.6	26.8
Total Outsourcing & Consulting	$432.1	$363.5	$377.7

International
Americas	$91.5	$130.4	$156.7
Europe	976.3	858.2	1,025.8
Total International	$1,067.8	$988.6	$1,182.5

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $1.3 million as of year-end 2021 and $4.1 million as of 2020. Amortization expense for the deferred costs was $20.5 million for 2021, $21.5 million for 2020 and $14.6 million for 2019. As of year-end 2021, there was no impairment loss in relation to the costs capitalized.

3. Credit Losses

On December 30, 2019, we adopted ASC Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures, as applicable.

The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	December Year to Date
	2021	2020
Allowance for credit losses:
Beginning balance	$9.8	$9.7
Impact of adopting ASC 326	—	0.3
Current period provision	1.3	2.0
Currency exchange effects	(0.5)	0.1
Write-offs	(1.2)	(2.3)
Ending balance	$9.4	$9.8

Write-offs are presented net of recoveries, which were not material for December year to date 2021 and 2020.

We were engaged in litigation with a customer over a disputed accounts receivable balance for certain services rendered more than five years ago, which was recorded as a long-term receivable in other assets in the consolidated balance sheet. In September 2020, a ruling was issued in favor of the customer, which we appealed. Upon receiving the ruling, we increased our

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
allowance for credit losses by $9.2 million in the third quarter of 2020 to reflect the likelihood of collection, which was recorded in other assets in the consolidated balance sheet. In September 2021, a final ruling in the case was entered in favor of the customer. As a result, in the third quarter of 2021, we wrote off the entire receivable balance with this customer, including $0.6 million not previously reserved. The unreserved portion was recorded in SG&A expenses in the consolidated statements of earnings.

The rollforward of our allowance for credit losses related to the long-term customer receivable, which was recorded in other assets in the consolidated balance sheet, is as follows (in millions of dollars):

	December Year to Date
	2021	2020
Allowance for credit losses:
Beginning balance	$10.9	$1.0
Impact of adopting ASC 326	—	0.7
Current period provision	0.6	9.5
Currency exchange effects	—	(0.3)
Write-offs	(11.5)	—
Ending Balance	$—	$10.9

No other allowances related to other receivables were material for December year to date 2021 and 2020.

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

Softworld

On April 5, 2021, the Company acquired 100% of the shares of Softworld for a purchase price of $215.0 million. Softworld is a leading technology staffing and workforce solutions firm that serves clients across several end-markets, including financial services, life sciences, aerospace, defense, insurance, retail and IT consulting. This acquisition is intended to expand our capabilities, scale and solution set in our technology specialty. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Softworld at the closing date and estimated working capital adjustments resulting in the Company paying cash of $220.4 million. Total consideration includes $2.6 million of additional consideration that is payable to the seller in 2022. In the third quarter of 2021, the Company received cash for a post-close working capital adjustment of $6.0 million. The total consideration is as follows (in millions of dollars):

Cash consideration paid	$220.4
Additional consideration payable	2.6
Net working capital adjustment	(6.0)
Total consideration	$217.0

The purchase price allocation for this acquisition is preliminary and could change.

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

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the Softworld acquisition was $79.4 million of intangible assets, made up of $54.9 million in customer relationships, $23.1 million associated with Softworld's trade name, and $1.4 million for non-compete agreements. The customer relationships and trade name will be amortized over 10 years with no residual value and the non-compete agreements will be amortized over five years with no residual value. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue synergies and was assigned to the SET operating segment (see Goodwill footnote). All of the goodwill is expected to be deductible for tax purposes.

During the third quarter of 2021, the Company filed a claim, in excess of policy limits, under a representations and warranties insurance policy purchased by the Company in connection with the acquisition of Softworld. The claim asserted damages arising out of alleged breaches by the sellers of Softworld of certain representations and warranties contained in the purchase agreement relating to periods prior to the closing of the acquisition. In the fourth quarter of 2021, the Company reached a settlement with the insurer for $19.0 million and received the payment. The payment is recorded entirely in gain on insurance settlement in the consolidated statements of earnings and included within cash flows from investing activities in the consolidated statements of cash flows.

Softworld's results of operations are included in the SET segment in 2021. For the year ended 2021, our consolidated revenues and net earnings included $98.0 million and $4.7 million from Softworld, respectively. The date of the acquisition was the first day of our second quarter, therefore, our first quarter results do not include any revenue or earnings from Softworld.

Pro Forma Information

The following unaudited pro forma information presents a summary of the operating results as if the Softworld acquisition had been completed as of December 30, 2019 (in millions of dollars):

	December Year to Date
	2021	2020
Pro forma revenues	$4,940.9	$4,626.5
Pro forma net earnings (loss)	$157.7	$(70.8)

The pro forma results for 2021 and 2020 reflect amortization of the intangible assets of $2.0 million per quarter, a non-recurring adjustment to reclassify $1.3 million of transaction expenses from 2021 to 2020, deferred compensation from 2020 and applicable taxes. The unaudited pro forma information presented has been prepared for comparative purposes only and is not

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed date, nor is it necessarily an indication of future operating results.

Greenwood/Asher

On November 18, 2020, KSU acquired 100% of the membership interests of Greenwood/Asher, a premier specialty education executive search firm in the U.S., for a purchase price of $3.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Greenwood/Asher at the closing date and estimated working capital adjustments resulting in the Company paying cash of $5.2 million. The purchase price of the acquisition also includes contingent consideration with an estimated fair value of $2.1 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model and the liability is recorded in accounts payable and accrued liabilities and other non-current liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). The earnout is revalued quarterly, resulting in a net increase of $2.5 million to the liability in 2021. The earnout is expected to be paid in 2022 and 2023 after each earn-out year pursuant to the terms of the purchase agreement. As of third quarter-end 2021, the purchase price allocation for this acquisition was final.

This acquisition is intended to expand our revenue opportunities in the education industry in the U.S. Greenwood/Asher's results of operations are included in the Education segment. Pro forma results of operations for this acquisition have not been presented as they are not material to the consolidated statements of earnings.

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

Insight

On January 14, 2020, KSU acquired 100% of the membership interests of Insight, an educational staffing company in the U.S., for a purchase price of $34.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Insight at the closing date and estimated working capital adjustments resulting in the Company paying cash of $38.1 million. The purchase price of the acquisition also includes contingent consideration with an estimated fair value of $1.6 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Monte Carlo simulation and the liability is recorded in accounts payable and accrued liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). Subsequently, the earnout was revalued, resulting in a net increase to the liability of $0.1 million in 2020 and a further increase of $0.1 million in the second quarter of 2021. In the third quarter of 2021, the Company paid the final earnout amount of $1.8 million in cash. In our consolidated statements of cash flows, $1.6 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. There is no remaining liability for the earnout as of year-end 2021. In the

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
second quarter of 2020, the Company paid a working capital adjustment of $0.1 million. As of year-end 2020, the purchase price allocation was final.

This acquisition is intended to increase our market share in the education staffing market in the U.S. Insight's results of operations are included in the Education segment. Pro forma and actual results of operations for this acquisition have not been presented as it is not material to the consolidated statements of earnings. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

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

NextGen Global Resources

On January 2, 2019, the Company acquired 100% of the membership interests of NextGen, a leading provider of telecommunications staffing services, for a purchase price of $51.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by NextGen at the closing date and estimated working capital adjustments resulting in the Company paying cash of $54.3 million. Due to the date of the acquisition, the December year to date 2019 actual results represent the December year to date 2019 pro forma results. Our consolidated revenues and net earnings for the year ended 2019 included $78.3 million and $4.5 million, respectively, from NextGen. This acquisition is intended to increase our presence and market share in the telecommunications industry within the engineering staffing solutions market. NextGen’s results of operations are included in the Science, Engineering & Technology segment.

Global Technology Associates

On January 2, 2019, in a separate transaction, the Company acquired 100% of the membership interests of GTA, a leading provider of engineering, technology and business consulting solutions in the telecommunications industry, for a purchase price of $34.0 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by GTA at the closing date and estimated working capital adjustments resulting in the Company paying cash of $35.7 million. Due to the date of the acquisition, the December year to date 2019 actual results represent the December year to date 2019 pro forma results. Our consolidated revenues and net earnings for the year ended 2019 included $62.8 million and $4.5 million, respectively, from GTA. This acquisition is intended to increase our presence and market share in the telecommunications industry within the engineering outcome-based solutions market. GTA’s results of operations are included in Science, Engineering & Technology segment.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

5. Investment in Persol Holdings

The Company has a yen-denominated investment through the Company's subsidiary, Kelly Services Japan, Inc., in the common stock of Persol Holdings Co., Ltd. ("Persol Holdings"), the 100% owner of Persol Asia Pacific Pte. Ltd., the Company's joint venture partner in PersolKelly Pte. Ltd. ("the JV"). As our investment is a noncontrolling interest in Persol Holdings, this investment is recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end (see Fair Value Measurements footnote). A gain on the investment of $121.8 million, a loss on the investment of $16.6 million, and a gain on the investment of $35.8 million for the years ended 2021, 2020 and 2019, respectively, was recorded entirely in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

Refer to Subsequent Event footnote for a description of transactions with Persol Holdings.

6. Investment in PersolKelly Pte. Ltd.

The Company has a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing services business operating in ten geographies in the Asia-Pacific region. The operating results of the Company’s interest in the JV are accounted for on a one-quarter lag under the equity method and are reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, which amounted to earnings of $5.4 million in 2021, earnings of $0.8 million in 2020 and a loss of $3.6 million in 2019. This investment is evaluated for indicators of impairment on a quarterly basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If we conclude that there is an other-than-temporary impairment of this equity method investment, we will adjust the carrying amount of the investment to the current fair value.

The investment in equity affiliate on the Company’s consolidated balance sheet totaled $123.4 million as of year-end 2021 and $118.5 million as of year-end 2020. The Company made loans in prior years, proportionate to its 49% ownership, to the JV to fund working capital requirements as a result of their sustained revenue growth. In the fourth quarter of 2020, the JV repaid $5.6 million of the outstanding loan balance and in the second quarter of 2021, the JV repaid the remaining $5.8 million of the loan balance. As of year-end 2021, there is no outstanding loan balance or accrued interest receivable relating to the loan. The net amount due to the JV, a related party, was not material as of year-end 2021 and the net amount due from the JV was $5.6 million as of year-end 2020. Accrued interest receivable, which is included in prepaid expenses and other current assets in the consolidated balance sheet, was not material at year-end 2021 or year-end 2020. The JV is a supplier to certain MSP programs in the region and the amounts for services provided to the Company, which are included in accounts payable and accrued liabilities in the consolidated balance sheet, are not material.
Prior to receiving full repayment of the loans, the expected credit losses were estimated over the contractual term of the loans. The required allowance was based on current and projected financial information from the JV, market-specific information and other relevant data available to the Company, as applicable. The allowance was not material at year-end 2020.
The Company had accrued interest receivable from our loan to the JV. If applicable, we write off the uncollectible accrued interest receivable balance related to our loan to the JV within the same quarter the interest is determined to be uncollectible, which is considered timely. As such, an allowance for credit losses was not deemed necessary. Any write offs, if necessary, are recorded by reversing interest income.

On April 1, 2020, 100% of the shares of Kelly Services Australia Pty Ltd and Kelly Services (New Zealand) Limited, both subsidiaries of the JV, were sold to an affiliate of Persol Holdings. The JV received proceeds of $17.5 million upon the sale and the Company received a direct royalty payment of $0.7 million.

Refer to Subsequent Event footnote for a description of transactions with Persol Holdings.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of year-end 2021 and 2020 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	Fair Value Measurements on a Recurring Basis As of Year-End 2021
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$96.3	$96.3	$—	$—
Investment in Persol Holdings	264.3	264.3	—	—

Total assets at fair value	$360.6	$360.6	$—	$—

Brazil indemnification	$(2.4)	$—	$—	$(2.4)
Greenwood/Asher earnout	(4.6)	—	—	(4.6)
Insight earnout	—	—	—	—

Total liabilities at fair value	$(7.0)	$—	$—	$(7.0)

	Fair Value Measurements on a Recurring Basis As of Year-End 2020
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$120.3	$120.3	$—	$—
Investment in Persol Holdings	164.2	164.2	—	—

Total assets at fair value	$284.5	$284.5	$—	$—

Brazil indemnification	$(2.6)	$—	$—	$(2.6)
Greenwood/Asher earnout	(2.1)	—	—	(2.1)
Insight earnout	(1.7)	—	—	(1.7)

Total liabilities at fair value	$(6.4)	$—	$—	$(6.4)

Money market funds represent investments in money market funds that hold government securities, of which $6.5 million as of year-end 2021 and $5.1 million as of year-end 2020, are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balances and represent cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of year-end 2021 and 2020 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.

The valuation of the investment in Persol Holdings is based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of the period end, and the related changes in fair value are recorded in the consolidated statements of

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuates based on foreign exchange rates, was $18.0 million at year-end 2021 and $20.1 million at year-end 2020.

As of year-end 2021 and year-end 2020, the Company had an indemnification liability of $2.4 million and $2.6 million in other long-term liabilities on the consolidated balance sheet related to the sale of the Brazil operations (see Acquisitions and Disposition footnote). The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis. During year to date 2021, the Company recognized a decrease of $0.2 million, to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings. During year to date 2020, the Company recognized $2.6 million, including foreign currency fluctuations, in expenses related to the indemnification liability in other income (expense), net in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, totaling $4.6 million at year-end 2021 with $2.3 million in accounts payable and accrued liabilities and $2.3 million in other long-term liabilities in the consolidated balance sheet and $2.1 million at year-end 2020 in other long-term liabilities in the consolidated balance sheet (see Acquisitions and Dispositions footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represents the fair value and is considered a level 3 liability. During year to date 2021, the Company recorded an increase of $2.5 million to the earnout liability in SG&A expenses in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Insight, totaling $1.7 million as of year-end 2020 in accounts payable and accrued liabilities in the consolidated balance sheet (see Acquisitions and Dispositions footnote). The valuation of the earnout liability was initially established using a Monte Carlo simulation and represented the fair value and is considered a level 3 liability. During year to date 2020, the Company recognized $0.1 million of expenses related to the earnout liability within SG&A expenses in the consolidated statements of earnings. During the third quarter of 2021, the Company paid the earnout totaling $1.8 million.

Equity Investments Without Readily Determinable Fair Value

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

Assets Measured at Fair Value on a Nonrecurring Basis

In the fourth quarter of 2021, we performed a step one quantitative goodwill impairment test for the Softworld reporting unit. The estimated fair value of the reporting unit tested exceeded its related carrying value. As a result of the quantitative assessment, we determined it was more likely than not that the fair value of the Softworld reporting unit was more than its carrying value. Additionally, we performed a qualitative analysis for the Education reporting unit to determine whether a further quantitative analysis was necessary. As a result of the qualitative assessment, we determined it was more likely than not that the fair value of the Education reporting unit was more than its carrying value and a further quantitative assessment was not necessary (see Goodwill and Intangible Assets footnote).

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Restructuring

2021 Actions

In the fourth quarter of 2021, the Company initiated a series of cost management actions designed to increase operational efficiencies within enterprise functions that provide centralized support to our operating units. The actions are designed to align expenses with current expectations for top-line growth.

Restructuring costs incurred in 2021 totaled $4.0 million and are recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars):

Severance Costs

International	$1.2
Corporate	2.8
Total	$4.0

2020 Actions

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

Restructuring costs incurred in 2020 totaled $12.8 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars):

	Lease Termination Costs	Severance Costs	Total

Professional & Industrial	$3.5	$2.5	$6.0
Science, Engineering & Technology	0.5	0.1	0.6
Education	0.1	0.9	1.0
Outsourcing & Consulting	—	0.3	0.3
International	0.7	0.7	1.4
Corporate	—	3.5	3.5
Total	$4.8	$8.0	$12.8

2019 Actions

Restructuring costs incurred in 2019 totaled $5.5 million. Professional & Industrial incurred $5.1 million and Science, Engineering & Technology incurred $0.4 million. The restructuring costs, which were all severance related, were recorded in SG&A expenses in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accrual Summary

A summary of our global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2019	$0.3
Additions charged to Professional & Industrial	6.0
Additions charged to Science, Engineering & Technology	0.6
Additions charged to Education	1.0
Additions charged to Outsourcing & Consulting	0.3
Additions charged to International	1.4
Additions charged to Corporate	3.5
Reductions for lease termination costs related to fixed assets	(0.6)
Reductions for cash payments related to all restructuring activities	(9.0)
Balance as of year-end 2020	3.5
Additions charged to International	1.2
Additions charged to Corporate	2.8
Reductions for cash payments related to all restructuring activities	(4.6)
Balance as of year-end 2021	$2.9

The remaining balance of $2.9 million as of year-end 2021 primarily represents severance costs and the majority is expected to be paid by the second quarter-end 2022. No material adjustments are expected to be recorded.

9. Goodwill and Intangible Assets

The goodwill resulting from the acquisition of Softworld during the second quarter of 2021 (see Acquisitions and Disposition footnote) was allocated to the SET reportable segment and Softworld was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of Greenwood/Asher during the fourth quarter of 2020 (see Acquisitions and Disposition footnote) was allocated to the Education reportable segment, which was deemed to be a reporting unit.

The Company performs its annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. In performing the step one quantitative test and consistent with our prior practice, we determined the fair value of the reporting unit using the income approach. Under the income approach, estimated fair value was determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows were based on our internal projection model and reflects management’s outlook for the reporting unit. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used significant assumptions for the reporting unit, including: expected future revenue growth rates, profit margins and discount rate. The step zero test includes making judgments and assessments to determine whether any events or circumstances have occurred that makes it more likely than not that the fair value of a reporting unit is less than its carrying amount.

In the fourth quarter of 2021, we performed a step one quantitative test for the Softworld reporting unit. As a result of the quantitative assessment, we determined that the estimated fair value of the Softworld reporting unit was more than its carrying value. Additionally, we performed a step zero qualitative analysis for the Education reporting unit to determine whether a further quantitative analysis was necessary and concluded that a step one quantitative analysis was not necessary. As a result of the quantitative and qualitative assessments, the Company determined goodwill was not impaired as of year-end 2021.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

During the fourth quarter of 2020, the Company performed a step zero qualitative analysis for the Education reporting unit to determine whether a further quantitative analysis was necessary. The step zero test included making judgments and assessments to determine whether any events or circumstances have occurred that makes it more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of this qualitative assessment, a step one quantitative analysis was not deemed necessary, and the Company determined goodwill was not impaired as of year-end 2020.

The changes in the carrying amount of goodwill for the fiscal years 2021 and 2020 are included in the tables below. See Acquisitions and Disposition footnote for a description of the additions to goodwill.

	As of Year-End 2020	Additions to Goodwill	Impairment Adjustments	As of Year-End 2021
	(In millions of dollars)
Science, Engineering & Technology	$—	$111.3	$—	$111.3
Education	3.5	—	—	3.5
Total	$3.5	$111.3	$—	$114.8

	As of Year-End 2019	Additions to Goodwill	Impairment Adjustments	As of Year-End 2020
	(In millions of dollars)
Americas Staffing	$58.5	$19.9	$(78.4)	$—
Global Talent Solutions	69.3	—	(69.3)	—
Education	—	3.5	—	3.5
Total	$127.8	$23.4	$(147.7)	$3.5

Intangible assets, excluding fully-amortized intangibles, are included within other assets on our consolidated balance sheet and consist of the following (in millions of dollars):

		2021			2020
	Useful lives	Gross Carrying amount	Less: Accumulated Amortization	Net	Gross Carrying amount	Less: Accumulated Amortization	Net
Customer relationships	10 years	$106.9	$22.2	$84.7	$52.0	$13.1	$38.9
Candidate database	4 years	1.5	1.5	—	1.5	1.3	0.2
Trade names	10-15 years	35.8	4.2	31.6	12.7	1.6	11.1
Non-compete agreements	5 years	3.1	1.2	1.9	1.7	0.6	1.1
Trademarks	10 years	4.8	1.0	3.8	4.8	0.5	4.3
Total		$152.1	$30.1	$122.0	$72.7	$17.1	$55.6

The year-over-year change in total intangible assets was due to the intangibles purchased in connection with the Softworld acquisition (see Acquisitions and Disposition footnote). Intangible amortization expense, which is included in SG&A expense in the consolidated statements of earnings, was $13.0 million, $6.8 million and $5.4 million in 2021, 2020 and 2019, respectively. The amortization expense will be $14.6 million in 2022 and 2023, $14.3 million in 2024 and 2025 and $14.1 million in 2026.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Other Assets

Included in other assets are the following:

	2021	2020
	(In millions of dollars)
Life insurance cash surrender value (see Retirement Benefits footnote)	$232.9	$220.3
Intangibles, net of accumulated amortization of $39.1 million in 2021 and $26.7 million in 2020(1)	122.0	55.6
Long-term hosted software(2)	13.9	7.2
Long-term customer receivable(3)	—	2.4
Noncurrent restricted cash	6.6	5.1
Workers' compensation and other claims receivable(4)	5.5	6.1
Other(5)	8.2	23.2

Other assets	$389.1	$319.9
(1) See Goodwill and Intangible Assets footnote for a detailed listing of intangible assets and related accumulated amortization.

(2) Long-term hosted software represents cloud computing arrangements that are comprised of internal-use software platforms that are accounted for as service contracts (see Summary of Significant Accounting Policies footnote).

(3) The long-term customer receivable was written off in 2021 (see Credit Losses footnote).

(4) Workers’ compensation and other claims receivable represents receivables from the insurance company for U.S. workers’ compensation and automobile liability claims in excess of the applicable loss limits.

(5) The investment in BTG of $5.0 million was cancelled in 2021 (see Fair Value Measurements footnote).

11. Leases

The Company has operating and financing leases for field offices and various equipment. Our leases have remaining lease terms of one year to 10 years. We determine if an arrangement is a lease at inception.

The components of lease expense were as follows (in millions of dollars):

		December Year to Date
Description	Statements of Earnings Location	2021	2020	2019
Operating:
Operating lease cost	Selling, general and administrative expenses	$25.8	$27.0	$26.7
Short-term lease cost	Selling, general and administrative expenses	2.6	3.6	3.5
Variable lease cost	Selling, general and administrative expenses	5.7	6.8	6.7
Financing:
Amortization of ROU assets	Selling, general and administrative expenses	1.4	1.3	0.4
Interest on lease liabilities	Other income (expense), net	0.2	0.4	0.2
Total lease cost		$35.7	$39.1	$37.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental consolidated balance sheet information related to leases was as follows (in millions of dollars):

Description	Balance Sheet Location	As of Year-End 2021	As of Year-End 2020
ROU Assets:
Operating	Operating lease right-of-use assets	$75.8	$83.2
Financing	Property and equipment	6.3	7.0
Total lease assets		$82.1	$90.2

ROU Liabilities:
Operating - current	Operating lease liabilities, current	$17.5	$19.6
Financing - current	Accounts payable and accrued liabilities	1.9	1.8
Operating - noncurrent	Operating lease liabilities, noncurrent	61.4	67.5
Financing - noncurrent	Other long-term liabilities	1.2	2.8
Total lease liabilities		$82.0	$91.7

Weighted average remaining lease terms and discount rates were as follows:

	December Year to Date
	2021	2020
Weighted average remaining lease term (years):
Operating leases	8.1	8.1
Financing leases	2.1	3.3
Weighted average discount rate:
Operating leases	4.9%	5.1%
Financing leases	5.3%	5.4%

Other information related to leases was as follows (in millions of dollars):

	December Year to Date
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26.1	$25.4	$26.0
Financing cash flows from financing leases	1.5	2.0	0.7

ROU assets obtained in exchange for new lease obligations:
Operating leases	$14.9	$43.3	$9.2
Financing leases	—	3.1	4.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of lease liabilities as of year-end 2021 were as follows (in millions of dollars):

	Operating Leases	Financing Leases
2022	$21.0	$2.4
2023	14.7	0.9
2024	11.1	—
2025	8.3	—
2026	6.3	—
Thereafter	34.9	—
Total future lease payments	96.3	3.3
Less: Imputed interest	17.4	0.2
Total	$78.9	$3.1

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

12. Debt

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

At year-end 2021 and 2020, there were no borrowings under the Facility and a remaining borrowing capacity of $200.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 15.0 basis points at year-end 2021 and 2020. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2021:

•We must maintain a certain minimum ratio of earnings before interest, taxes, depreciation, amortization (“EBITDA”) and certain cash and non-cash charges that are non-recurring in nature to interest expense (“Interest Coverage Ratio”) as of the end of any fiscal quarter.

•We must maintain a certain maximum ratio of total indebtedness to the sum of net worth and total indebtedness at all times.

•Dividends, stock buybacks and similar transactions are limited to certain maximum amounts.

•We must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.

On December 30, 2021, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to its $150.0 million, three-year, securitization facility (the “Securitization Facility”). The amendment changed certain of the terms and conditions, including that the Securitization Facility will bear interest at a rate based on the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), and extended the maturity date to December 5, 2024.

Under the Securitization Facility, the Company will sell certain trade receivables and related rights (“Receivables”), on a revolving basis, to the Receivables Entity. The Receivables Entity may from time to time sell an undivided variable percentage

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ownership interest in the Receivables. The Securitization Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, also allows for the issuance of standby letters of credit (“SBLC”) and contains certain restrictions based on the performance of the Receivables.

As of year-end 2021 and 2020, the Securitization Facility had no short-term borrowings, SBLCs of $53.0 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $97.0 million. As of year-end 2021, the rate for short-term borrowings includes the applicable BSBY rate and a utilization rate on the amount of our borrowings. As of year-end 2020, the rate for short-term borrowings included the LIBOR interest rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a commitment fee of 40 basis points on the unused capacity.

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

The Company had total unsecured, uncommitted short-term local credit facilities of $8.1 million as of year-end 2021. There were no borrowings under these lines at year-end 2021, compared to $0.3 million at year-end 2020. The weighted average interest rate for these borrowings, which was related to Malaysia, was 4.13% at year-end 2020.

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

The liability for the nonqualified plans was $237.2 million and $216.8 million as of year-end 2021 and 2020, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits in the consolidated balance sheet. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses in the consolidated statements of earnings, were earnings of $27.0 million in 2021, earnings of $23.0 million in 2020 and earnings of $32.5 million in 2019.

In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $232.9 million and $220.3 million at year-end 2021 and 2020, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheet. During 2021, 2020 and 2019, proceeds of $12.2 million, $2.3 million and $3.0 million, respectively, were received in connection with these policies. Tax-free earnings or loss on these assets, which were included in SG&A expenses in the consolidated statements of earnings and which offset the related earnings or loss on the liability, were earnings of $26.0 million in 2021, earnings of $23.1 million in 2020 and earnings of $32.2 million in 2019.

The net expense for retirement benefits for the qualified and nonqualified plans, including Company-matching contributions for full-time employees, totaled $10.0 million in 2021, $3.2 million in 2020 and $9.1 million in 2019, and is included in total SG&A expenses in the consolidated statements of earnings. The 2020 expense reflects the temporary suspension of Company-matching contributions from April to December, 2020 to mitigate the impact of the COVID-19 pandemic on the results of our

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
operations. The expense related to retirement plan contributions for temporary employees, which is included in cost of services, is reimbursed by our customers.

International Defined Benefit Plans

The Company has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2021 were $16.0 million, $10.9 million and $5.1 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2020 were $17.6 million, $11.3 million and $6.3 million, respectively. Total pension expense for these plans was $0.5 million in 2021, $0.6 million in 2020 and $0.3 million in 2019. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2022 are not significant.

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

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during 2021, 2020 and 2019 are included in the table below. Amounts in parentheses indicate debits.

	2021		2020		2019
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(0.8)		$(13.2)		$(15.7)
Other comprehensive income (loss) before classifications	(24.2)		13.9		2.5
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1.5)	(1)	—	(1)
Net current-period other comprehensive income (loss)	(24.2)		12.4		2.5
Ending balance	(25.0)		(0.8)		(13.2)

Pension liability adjustments:
Beginning balance	(3.4)		(2.6)		(1.4)
Other comprehensive income (loss) before classifications	0.5		(0.9)		(1.3)
Amounts reclassified from accumulated other comprehensive income	0.2	(2)	0.1	(2)	0.1	(2)
Net current-period other comprehensive income (loss)	0.7		(0.8)		(1.2)
Ending balance	(2.7)		(3.4)		(2.6)

Total accumulated other comprehensive income (loss)	$(27.7)		$(4.2)		$(15.8)

(1)Amount was recorded in the other income (expense), net line item in the consolidated statements of earnings.

(2)Amount was recorded in the SG&A expenses line item in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Earnings (Loss) Per Share

The reconciliation of basic earnings (loss) per share on common stock for the year-end 2021, 2020 and 2019 follows (in millions of dollars except per share data).

	2021	2020	2019
Net earnings (loss)	$156.1	$(72.0)	$112.4
Less: Earnings allocated to participating securities	(1.4)	—	(1.1)
Net earnings (loss) available to common shareholders	$154.7	$(72.0)	$111.3

Average common shares outstanding (millions):
Basic	39.4	39.3	39.1
Dilutive share awards	0.1	—	0.1
Diluted	39.5	39.3	39.2

Basic earnings (loss) per share	$3.93	$(1.83)	$2.85
Diluted earnings (loss) per share	$3.91	$(1.83)	$2.84

Potentially dilutive shares outstanding for 2021 are primarily related to deferred common stock related to non-employee directors deferred compensation plan. Potentially dilutive shares outstanding for 2019 are primarily related to performance shares (see Stock-Based Compensation footnote for a description of performance shares).

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

Dividends paid per share for Class A and Class B common stock were $0.10 for 2021, $0.075 for 2020 and $0.30 for 2019.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Stock-Based Compensation

Under the Equity Incentive Plan, amended and restated February 15, 2017 and approved by the stockholders of the Company on May 10, 2017 (the “EIP”), the Company may grant restricted stock and performance awards associated with the Company’s Class A stock to key employees. For shares granted prior to May 10, 2017, the EIP provides that the maximum number of shares available for grants is 15% of the outstanding Class A Stock, adjusted for EIP activity over the preceding five years. For shares granted after May 10, 2017, the amended EIP provides that the maximum number of shares available for grants is 4.7 million. The Company has no plans to issue additional shares under the provision that was in effect prior to May 10, 2017. Under the provision that was in effect for shares granted after May 10, 2017, shares available for future grants at year-end 2021 were 2.9 million. The Company issues shares out of treasury stock to satisfy stock-based awards. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

The Company recognized stock-based compensation cost of $5.1 million in 2021, $3.9 million in 2020 and $5.6 million in 2019, as well as related tax benefits of $0.8 million in 2021, $0.4 million in 2020 and $1.3 million in 2019.

Restricted Stock

Restricted stock, which typically vests pro-rata over four years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock under the EIP as of year-end 2021 and changes during this period is presented as follows below (in thousands of shares except per share data):

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2020	281	$22.74
Granted	265	20.91
Vested	(97)	23.36
Forfeited	(46)	24.05
Nonvested at year-end 2021	403	$21.24

As of year-end 2021, unrecognized compensation cost related to unvested restricted stock totaled $5.9 million. The weighted average period over which this cost is expected to be recognized is approximately 1.9 years. The weighted average grant date fair value per share of restricted stock granted during 2021, 2020 and 2019 was $20.91, $15.97 and $24.76, respectively. The total fair value of restricted stock, which vested during 2021, 2020 and 2019, was $2.0 million, $2.4 million and $3.3 million, respectively.

Performance Shares

During 2021, 2020 and 2019, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance awards, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals unique to each grant ("financial measure performance awards") over a stated period of time or may be earned based on the Company’s total shareholder return (“TSR”) relative to the S&P SmallCap 600 Index (“TSR performance awards”). Additionally, the Company also granted single financial measure performance shares to certain senior officers, which will be satisfied with the issuance of shares out of treasury stock, and is contingent upon the achievement of one performance measure with a one-year performance period. These single financial measure performance shares vest over four years and earn dividends, which are not paid until the awards vest.

On May 18, 2021, the Compensation Committee approved a modification to the performance goals of our 2021 and 2020 financial measure performance awards to increase the goals to reflect the results of the acquisition of Softworld. We accounted for this change as a Type I modification under ASC 718 as the expectation of the achievement of certain performance conditions related to these awards remained a probable-to-probable post-modification. The Company did not record any incremental stock compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification. All service-based vesting conditions were unaffected by the modification.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2021 Grants

The annual 2021 performance share grant ("2021 grant") consisted of 180,000 financial measure performance awards, which are contingent upon the achievement of specific revenue growth and EBITDA margin performance goals. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2021, 2022 and 2023, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods.

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

Based upon the level of achievement of specific financial performance goals for the 2021 annual grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 15, 2022, the Compensation Committee approved the actual performance achievement for the 2021 performance period of the annual 2021 grant. Actual performance resulted in participants achieving 30% of target. Half of the shares earned for the 2021 performance period will vest in 2022 after the approval of the Compensation Committee and the remaining half of the shares earned will vest in early 2024, if not forfeited by the recipient.

In December 2021, the Compensation Committee approved an additional retention-based grant of 308,000 financial measure performance awards to certain senior officers and may be earned upon achievement of three financial goals over a performance period beginning in fiscal 2022 through third quarter of 2024, with each goal having a unique projected achievement date. Each goal can be earned independent of the other two goals. A goal is considered earned once it is achieved and maintained for two consecutive quarters at any point during the performance period. Any goal not achieved within one year of projected achievement date, will result in that portion of the award being forfeited. Any shares earned during the performance period will cliff-vest three years after achievement of the respective performance goals and approval of the financial results by the Compensation Committee. These awards earn dividends once the goal is achieved, but are not paid until the awards vest.

The 2021 financial measure performance awards have a weighted average grant date fair value of $18.06, which was determined by the market price on the date of grant less the present value of the expected dividends not received during the vesting period. The total nonvested shares related to 2021 financial measure performance awards at year-end 2021 is 477,000.

2020 Grant

The 2020 performance share grant ("2020 grant") consisted of 115,000 single financial measure performance shares, which have a one-year performance period based on a specific operating earnings performance goal. The 2020 single financial measure performance awards have a weighted average grant date fair value of $22.59 per share, which was determined by the market price on the date of grant. On February 15, 2022, the Compensation Committee approved the actual performance achievement of the 2020 single financial measure performance award. These awards will vest over the next four years, if not forfeited by the recipient. The total nonvested shares related to 2020 single financial performance awards at year-end 2021 is 104,000.

2019 Grant

The 2019 performance share grant (“2019 grant”), consisted of a total target number of performance shares granted of 260,000, of which 207,000 shares were eligible to earn up to the maximum number of performance shares of 413,000, which assumes 200% of the target shares originally granted, and may be earned upon achievement of two financial goals. The 2019 financial measure performance awards were granted with a market condition in the form of a relative TSR modifier, which could have impacted the number of shares earned as determined at the end of the performance period. The number of shares earned based on financial measures’ results could have been reduced, increased or remain the same based on the Company’s TSR relative to the S&P SmallCap 600 Index. The maximum number of performance shares that could have been earned was 200% of the target shares originally granted and the TSR modifier could not increase payouts above the maximum. No dividends were paid on these performance shares. The 2019 grant also included 53,000 single financial measure performance shares.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The 2019 financial measure performance awards had a weighted average grant date fair value of $25.54 per share, which was determined using a Monte Carlo valuation model incorporating assumptions for inputs of expected stock price volatility, dividend yield and risk-free interest rate.

The total nonvested shares related to 2019 financial measure performance awards at year-end 2021 is 113,000.

Based upon the level of achievement of specific financial performance goals for the 2019 grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 15, 2022, the Compensation Committee approved the actual performance achievement of the financial measure performance awards, which was below the threshold level and resulted in no payout for the 2019 grant.

A summary of the status of all nonvested performance shares at target for 2021 is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents the 2018 financial measure performance shares and the 2018 Total Shareholder Return ("TSR") performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares		TSR Performance Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2020	366	$22.40	47	$31.38
Granted	488	18.06	—	—
Vested	(13)	24.90	—	—
Forfeited	(39)	23.36	—	—
Vesting Adjustment	(94)	16.99	(47)	31.38
Nonvested at year-end 2021	708	$20.03	—	$—

As of year-end 2021, unrecognized compensation cost related to all unvested financial measure performance shares and TSR performance shares totaled $8.7 million and $0.0 million, respectively. The weighted average period over which the costs are expected to be recognized is approximately 3.5 years for financial measure performance shares and 0 years for TSR performance shares. The total fair value of financial measure performance shares and TSR performance shares, which vested during 2021, was $0.3 million and $0.0 million, respectively.

17. Sale of Assets

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

19. Other Income (Expense), Net

Included in other income (expense), net are the following:

	2021	2020	2019
	(In millions of dollars)
Interest income	$0.2	$0.6	$1.1
Interest expense	(2.5)	(3.0)	(4.2)
Dividend income	2.7	2.4	2.5
Foreign exchange gains (losses)	(1.0)	3.3	(0.8)
Other	(3.0)	0.1	0.2

Other Income (Expense), Net	$(3.6)	$3.4	$(1.2)

Included in Other for 2021 is a loss from the sale of the assets related to our minority investment in Kenzie Academy (see Fair Value Measurements footnote) and transaction-related expenses from the April 2021 acquisition of Softworld (see Acquisitions and Disposition footnote).

20. Income Taxes

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate for the years 2021, 2020 and 2019 were taxed under the following jurisdictions:

	2021	2020	2019
	(In millions of dollars)
Domestic	$30.5	$(84.7)	$46.6
Foreign	155.3	(22.1)	69.8
Total	$185.8	$(106.8)	$116.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The provision for income taxes was as follows:

	2021	2020	2019
	(In millions of dollars)
Current tax expense:
U.S. federal	$3.5	$8.2	$4.7
U.S. state and local	2.1	5.9	3.0
Foreign	7.9	9.0	11.0
Total current	13.5	23.1	18.7
Deferred tax (benefit) expense:
U.S. federal	(11.8)	(36.0)	(19.4)
U.S. state and local	(0.7)	(12.3)	(1.6)
Foreign	34.1	(8.8)	2.7
Total deferred	21.6	(57.1)	(18.3)
Total provision	$35.1	$(34.0)	$0.4

Deferred income taxes reflect the temporary differences between the asset and liability basis for financial reporting purposes and the amounts used for income tax purposes, at the relevant tax rate. The deferred tax assets and liabilities are comprised of the following:

	2021	2020
	(In millions of dollars)
Depreciation and amortization	$(9.5)	$(10.5)
Employee compensation and benefit plans	70.4	61.4
Accrued payroll and related taxes	22.1	29.6
Accrued workers’ compensation	11.7	13.4
Investment in Persol Holdings	(70.9)	(39.1)
Investment in equity affiliate	(13.3)	(13.1)
Operating lease liabilities	21.8	21.7
Loss carryforwards	36.4	33.6
Credit carryforwards	175.0	161.2
Other, net	6.5	4.3
Valuation allowance	(19.0)	(20.2)
Net deferred tax assets	$231.2	$242.3

The deferred tax balance is classified in the consolidated balance sheet as:

	2021	2020
	(In millions of dollars)
Deferred tax asset	$302.8	$282.0
Other long-term liabilities	(71.6)	(39.7)
	$231.2	$242.3

The Company has U.S. general business credit carryforwards of $166.5 million which will expire from 2034 to 2041, foreign tax credit carryforwards of $8.4 million which will expire from 2022 to 2031 and $0.1 million of state credit carryforwards which will expire from 2026 to 2041. The net tax effect of state and foreign loss carryforwards at year-end 2021 totaled $36.4 million, $2.6 million of which expire between 2022 to 2041, and $33.8 million of which have no expiration.

The Company has established a valuation allowance for loss carryforwards and future deductible items in certain foreign jurisdictions, and for U.S. foreign tax credit carryforwards. The valuation allowance is determined in accordance with the provisions of ASC 740, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s recent losses in these foreign jurisdictions, and its recent lack of adequate U.S. foreign source income to fully utilize foreign tax credit carryforwards, represented sufficient negative evidence to require a valuation allowance under ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
support realization of the foreign deferred tax assets. At this time, we have no valuation allowance against our Mexican deferred tax asset of $3.8 million, though it is possible this may change as we continue to assess the impact of the new labor laws that became effective in the third quarter of 2021 on our Mexican business operations.

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% in 2021, 2020, and 2019 as follows:

	2021	2020	2019
	(In millions of dollars)
Income tax based on statutory rate	$39.0	$(22.4)	$24.4
State income taxes, net of federal benefit	1.1	(5.1)	1.1
Foreign tax rate differential	12.2	2.8	4.6
General business credits	(9.7)	(9.9)	(16.7)
Life insurance cash surrender value	(5.2)	(4.6)	(6.5)
Foreign items	1.7	(1.8)	0.8
Sale of Brazil operations	—	(6.6)	—
Foreign business taxes	2.1	3.0	3.8
Tax law change	(5.2)	(1.7)	(0.2)
Change in deferred tax realizability	(0.7)	0.4	(10.6)
Non-deductible goodwill impairment	—	11.9	—
Other	(0.2)	—	(0.3)
Total	$35.1	$(34.0)	$0.4

Our tax benefit or expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes or changes in judgment regarding the realizability of deferred tax assets. Changes in the fair value of the Company’s investment in Persol Holdings are recognized in the consolidated statements of earnings. These investment gains or losses are treated as discrete since they cannot be estimated.

Several items have contributed to the variance in our income tax benefit or expense over the last three years. Income tax expense for 2021 included $37.3 million from the gain on our investment in Persol Holdings and $4.8 million from the gain on insurance settlement, and benefited $5.2 million from a change in tax rate in the United Kingdom. The 2020 income tax benefited from lower pretax earnings and included $5.1 million from the loss on our investment in Persol Holdings, $6.6 million from the sale of Brazil operations and $23 million from the impairment of tax deductible goodwill. Income tax expense for 2019 included an $11.0 million expense from the gain on our investment in Persol Holdings, in addition to a $3.9 million charge to establish valuation allowances in Germany, offset by a $14.3 million benefit on the release of valuation allowances in the United Kingdom.

General business credits primarily represent U.S. work opportunity credits. Foreign items include foreign tax credits, foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC 740 (“ASC 740”), Income Taxes.

Provision has not been made for additional income taxes on an estimated $167.8 million of undistributed earnings which are indefinitely reinvested. If these earnings were to be repatriated, the Company could be subject to foreign withholding tax, federal and state income tax, net of federal benefit, and income taxes on foreign exchange gains or losses, of $10.8 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
	(In millions of dollars)
Balance at beginning of the year	$0.5	$0.9	$1.1

Additions for prior years’ tax positions	0.2	—	—
Reductions for prior years’ tax positions	—	—	—
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.1)	(0.4)	(0.2)

Balance at end of the year	$0.6	$0.5	$0.9

If the $0.6 million in 2021, $0.5 million in 2020 and $0.9 million in 2019 of unrecognized tax benefits were recognized, they would have a favorable effect of $0.5 million in 2021, $0.4 million in 2020 and $0.8 million in 2019 on income tax expense.

The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized expense of $0.1 million in 2021 and a benefit of $0.1 million in 2020 for interest and penalties. Interest and penalties expense in 2019 was not significant. Accrued interest and penalties were $0.2 million at year-end 2021 and $0.1 million at year-end 2020.

The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2018 forward, Canada for fiscal years 2014 forward, France for fiscal years 2013 forward, Portugal for fiscal years 2018 forward, Puerto Rico for fiscal years 2017 forward, Russia for fiscal years 2019 forward, and Switzerland for fiscal years 2012 forward.

The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.2 million for 2021, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

21. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2021, 2020 and 2019, respectively, were as follows:

	2021	2020	2019
	(In millions of dollars)
(Increase) decrease in trade accounts receivable	$(150.7)	$55.9	$46.0
(Increase) decrease in prepaid expenses and other assets	5.0	21.8	6.0
(Increase) decrease in ROU assets	7.7	0.2	0.7
Increase (decrease) in accounts payable and accrued liabilities	155.8	10.5	(43.0)
Increase (decrease) in operating lease liabilities	(29.7)	(21.1)	(21.6)
Increase (decrease) in accrued payroll and related taxes	12.5	71.9	(13.2)
Increase (decrease) in accrued workers’ compensation and other claims	(6.2)	(4.9)	(1.9)
Increase (decrease) in income and other taxes	(4.6)	(14.0)	0.6

Total changes in operating assets and liabilities, net of acquisitions	$(10.2)	$120.3	$(26.4)

The Company paid interest of $1.7 million in 2021, $1.6 million in 2020 and $3.2 million in 2019. The Company paid income taxes of $14.1 million in 2021, $26.4 million in 2020 and $17.7 million in 2019.

Non-cash capital accruals totaled $1.0 million, $1.4 million and $1.6 million at year-end 2021, 2020 and 2019, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Commitments

In addition to lease agreements (see Leases footnote) and the indemnification agreement related to the sale of our Brazil operations (see Acquisitions and Disposition footnote), the Company has entered into noncancelable purchase obligations totaling $69.7 million. These obligations relate primarily to technology services and online tools which the Company expects to utilize generally within the next two fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. The gross accrual for litigation costs amounted to $1.4 million at both year-end 2021 and 2020.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At year-end 2021 and 2020, there were no related insurance receivables.

During the third quarter of 2021, the Company filed a claim under a representations and warranties insurance policy purchased by the Company in connection with the acquisition of Softworld. The claim asserts damages arising out of alleged breaches by the sellers of Softworld of certain representations and warranties contained in the purchase agreement relating to periods prior to the closing of the acquisition. During the fourth quarter of 2021, the Company entered into a settlement agreement and mutual release with the insurer resolving all claims under the policy in exchange for a payment of $19.0 million, which was received prior to year-end 2021.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.7 million to $9.3 million as of year-end 2021. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

24. Segment Disclosures

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

Professional & Industrial delivers staffing, outcome-based and direct-hire services focused on office, Professional, Light Industrial and Contact Center specialties in the U.S. and Canada, including our KellyConnect and Skilled Professional Solutions products. Science, Engineering & Technology delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada. Education delivers staffing, direct-hire and executive search services across the full education spectrum from early childhood to higher education in the U.S. Outsourcing & Consulting is focused on providing MSP, RPO, PPO and Talent

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advisory Services to customers on a global basis. International delivers staffing, RPO and direct-hire services in Europe, as well as services in Mexico in accordance with recent changes in labor market regulations and, prior to August 2020, Brazil (see Acquisitions and Disposition footnote).

Corporate expenses that directly support the operating units have been allocated to Professional & Industrial, Science, Engineering & Technology, Education, Outsourcing & Consulting and International based on work effort, volume or, in the absence of a readily available measurement process, proportionately based on gross profit realized. Unallocated corporate expenses include those related to incentive compensation, law and risk management, certain finance and accounting functions, executive management, corporate campus facilities, IT production support, certain legal costs and expenses related to corporate initiatives that do not directly benefit a specific operating segment. Consistent with the information provided to and evaluated by the CODM, the goodwill impairment charge in the first quarter of 2020 is included in Corporate expenses.

The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for 2021, 2020 and 2019. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	2021	2020	2019
	(In millions of dollars)
Revenue from Services:
Professional & Industrial	$1,837.4	$1,858.4	$2,213.4
Science, Engineering & Technology	1,156.8	1,019.1	1,131.8
Education	416.5	286.9	450.7
Outsourcing & Consulting	432.1	363.5	377.7
International	1,067.8	988.6	1,182.5

Less: Intersegment revenue	(0.9)	(0.5)	(0.5)

Consolidated Total	$4,909.7	$4,516.0	$5,355.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2021	2020	2019
	(In millions of dollars)
Earnings (Loss) from Operations:
Professional & Industrial gross profit	$310.0	$330.2	$388.4
Professional & Industrial SG&A expenses	(278.6)	(288.6)	(326.0)
Professional & Industrial earnings (loss) from operations	31.4	41.6	62.4

Science, Engineering & Technology gross profit	253.9	209.4	226.2
Science, Engineering & Technology SG&A expenses	(180.2)	(134.4)	(146.7)
Science, Engineering & Technology earnings (loss) from operations	73.7	75.0	79.5

Education gross profit	65.1	42.2	72.0
Education SG&A expenses	(62.1)	(51.2)	(56.2)
Education earnings (loss) from operations	3.0	(9.0)	15.8

Outsourcing & Consulting gross profit	141.4	119.8	122.3
Outsourcing & Consulting SG&A expenses	(122.7)	(108.3)	(119.3)
Outsourcing & Consulting earnings (loss) from operations	18.7	11.5	3.0

International gross profit	148.8	126.0	159.5
International SG&A expenses	(138.9)	(134.9)	(140.8)
International earnings (loss) from operations	9.9	(8.9)	18.7

Corporate	(88.1)	(203.8)	(97.6)
Consolidated Total	48.6	(93.6)	81.8
Gain (loss) on investment in Persol Holdings	121.8	(16.6)	35.8
Other income (expense), net	15.4	3.4	(1.2)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$185.8	$(106.8)	$116.4

Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	2021	2020	2019
	(In millions of dollars)
Depreciation and amortization:
Professional & Industrial	$5.3	$5.5	$5.5
Science, Engineering & Technology	10.6	4.2	4.2
Education	3.6	3.6	2.1
Outsourcing & Consulting	0.7	0.7	0.5
International	2.0	2.3	4.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of revenue from services by geographic area for 2021, 2020 and 2019 follows:

	2021	2020	2019
	(In millions of dollars)
Revenue from Services:
United States	$3,513.4	$3,260.2	$3,892.5
Foreign	1,396.3	1,255.8	1,463.1

Total	$4,909.7	$4,516.0	$5,355.6

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

A summary of long-lived assets information by geographic area as of year-end 2021 and 2020 follows:

	2021	2020
	(In millions of dollars)
Long-Lived Assets:
United States	$86.3	$94.7
Foreign	24.8	29.5

Total	$111.1	$124.2

Long-lived assets represent property and equipment and ROU assets. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.

25. New Accounting Pronouncements

Recently Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was effective for the Company in the first quarter of fiscal 2021. The adoption of this standard did not have a material impact to our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 which clarifies the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact to our consolidated financial statements.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We adopted this guidance prospectively effective December 30, 2019. In accordance with the standard, we present capitalized implementation costs incurred in a hosting arrangement that is a service contract as other assets on our consolidated balance sheet. This presentation is consistent with the presentation of the prepayment of fees for the hosting arrangement. We recognized $1.0 million of amortization expense for capitalized implementation costs incurred in hosting arrangements for the year ended 2020 as a component of SG&A expenses in our consolidated statements of earnings. We recognized $5.1 million of payments for capitalized implementation costs for the year ended 2020 in the same manner as payments made for fees associated with the related hosting arrangements as a component of net cash from operating activities in our consolidated statements of cash flows. The Company's cloud computing arrangements are comprised of internal-use software platforms accounted for as service contracts. The Company does not have the ability to take possession of the software without significant penalty nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software. See Summary of Significant Accounting Policies footnote.

In June 2016, the FASB issued ASU 2016-13 (ASC Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the prior methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The standard also requires additional quantitative and qualitative disclosures regarding credit risk inherent in a reporting entity's portfolio, how management monitors this risk, management's estimate of expected credit losses, and the changes in the estimate that has taken place during the period. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We adopted this ASU using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures, as applicable. Results for reporting periods beginning after December 30, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recorded a decrease to retained earnings of $0.7 million, net of tax, in the first quarter 2020 for the cumulative effect of adopting ASC 326. See Credit Losses footnote for the impact on the consolidated financial statements.

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

Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations that occur after the effective date. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
26. Related Party Transactions

The Terence E. Adderley Revocable Trust K (“Trust K”), which became irrevocable upon the death of Terence E. Adderley (the former Chairman of the Company's board of directors) on October 9, 2018, controls approximately 91.6% of the outstanding shares of Kelly Class B common stock. There were no material transactions between the Company and Trust K or its trustees in 2021, 2020 or 2019.

See Investment in PersolKelly Pte. Ltd. footnote for a description of related party activity with PersolKelly Pte. Ltd.

27. Subsequent Events

On February 11, 2022, the Company’s board of directors approved transactions related to our investments in the Asia-Pacific region.

Investment in Persol Holdings

As of January 2, 2022, the investment in Persol Holdings was recorded at its fair value of $264.3 million based on quoted market prices of the stock on the Tokyo Stock Exchange. In addition, a deferred income tax liability of $70.9 million has been provided.

On February 15, 2022, the Company’s Kelly Services Japan subsidiary sold the investment in the common stock of Persol Holdings in an open market transaction. The proceeds were $197.4 million, less transaction expenses. The investment was purchased in 2005 and 2006 at a cost of $33.9 million. The February 15, 2022 transaction will result in a taxable gain in Japan.

Since the beginning of fiscal year 2022 through the date of transaction, we recorded losses of $52.4 million related to changes in the fair value of the investment. The estimated total loss on Persol common stock, of $46.5 million, net of tax, including losses related to changes in the fair value up to the date of the transaction, will be reflected in our statement of earnings in the first quarter of 2022.

Investment in PersolKelly Pte. Ltd. (the “JV”)

As of January 2, 2022, the investment in the JV, accounted for under the equity method, was recorded at $123.4 million and a deferred income tax liability of $13.3 million has been provided.

On February 14, 2022, the Company entered into an agreement to sell 95% of its shares in the JV to our partner, Persol Asia Pacific Pte. Ltd., for $119.5 million. After this transaction, the Company will have a remaining ownership interest in the JV of 2.5%. The gain or loss on the sale in the first quarter of 2022 is not expected to be material. The transaction will result in a taxable gain in the U.S.

Share repurchase

The Company repurchased its 1,576,169 Class A and 1,475 Class B common shares held by Persol Holdings on February 14, 2022 at a price based on the average closing price of the last 5 business days prior to the transaction. The cost of the shares was $27.2 million. The shares were subsequently retired and returned to authorized but unissued status.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended January 2, 2022

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$20.2	0.5	—		(0.8)	(0.9)	$19.0

Fiscal year ended January 3, 2021

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$19.0	3.7	—		0.5	(3.0)	$20.2

Fiscal year ended December 29, 2019

Reserve deducted in the balance sheet from the assets to which it applies -

Allowance for doubtful accounts - trade accounts receivable	$13.2	3.4	0.7	(1)	—	(4.4)	$12.9

Deferred tax assets valuation allowance	$27.8	6.1	—		(0.3)	(14.6)	$19.0

(1)Adjustment to provision for sales allowances charged to revenue from services.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, effective May 9, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 11, 2018, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on November 7, 2018, which is incorporated herein by reference).

4	Description of Securities (Reference is made to Exhibit 4 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.1*	Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated January 1, 2020 (Reference is made to Exhibit 10.1 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference).

10.2*	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 12, 2017, which is incorporated herein by reference).

10.3*	Kelly Services, Inc. Amended and Restated Senior Executive Severance Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 4, 2021, which is incorporated herein by reference).

10.4*	Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.4 to the Form 10-K filed with the Commission on February 20, 2018, which is incorporated herein by reference).

10.5*	First Amendment to the Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.5 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.6	Third Amended and Restated Credit Agreement, dated December 5, 2019 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

10.7	Agreement of Purchase and Sale, A.F.J. Development Company and Kelly Properties, LLC (Reference is made to Exhibit 10.7 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.12*	Kelly Services, Inc. Management Retirement Plan as amended and restated January 1, 2020 (Reference is made to Exhibit 10.12 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference)..

10.14	Amended and Restated Pledge and Security Agreement, dated December 5, 2019 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

10.15	First Amended and Restated Receivables Purchase Agreement Amendment No. 2, dated December 30, 2021 (Reference is made to Exhibit 10.15 to the Form 8-K filed with the Commission on January 5, 2022, which is incorporated herein by reference).

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)

Exhibit No.	Description

14	Code of Business Conduct and Ethics, revised August 2021 (Reference is made to Exhibit 14 to the Form 10-Q filed with the commission on November 10, 2021, which is incorporated herein by reference).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2022		KELLY SERVICES, INC.
Registrant

	By	/s/ Olivier G. Thirot
Olivier G. Thirot
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2022	*	/s/ P. W. Quigley
P. W. Quigley
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 17, 2022	*	/s/ D. R. Parfet
D. R. Parfet
Chairman of the Board and Director

Date: February 17, 2022	*	/s/ C. M. Adderley
C. M. Adderley
Director

Date: February 17, 2022	*	/s/ G. S. Adolph
G. S. Adolph
Director

Date: February 17, 2022	*	/s/ G. S. Corona
G. S. Corona
Director

Date: February 17, 2022	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 17, 2022		/s/ A. Duggirala
A. Duggirala
Director

Date: February 17, 2022	*	/s/ J. E. Dutton
J. E. Dutton
Director

Date: February 17, 2022		/s/ I. F. Johnson
I. F. Johnson
Director

Date: February 17, 2022	*	/s/ T. B. Larkin
T. B. Larkin
Director

Date: February 17, 2022	*	/s/ L. A. Murphy
L. A. Murphy
Director

SIGNATURES (continued)

Date: February 17, 2022		/s/ O. G. Thirot
O. G. Thirot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 17, 2022		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 17, 2022	*By	/s/ O.G. Thirot
O.G. Thirot
Attorney-in-Fact