Form 10-Q
period 2022-04-03
KELLY SERVICES INC
filed 2022-05-12
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
OR
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
Yes ☐ No ☒
At May 2, 2022, 34,560,502 shares of Class A and 3,357,146 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	April 3, 2022	April 4, 2021
Revenue from services	$1,296.4	$1,205.9

Cost of services	1,037.8	992.6

Gross profit	258.6	213.3

Selling, general and administrative expenses	235.2	202.7

Earnings (loss) from operations	23.4	10.6

Gain (loss) on investment in Persol Holdings	(67.2)	30.0

Loss on currency translation from liquidation of subsidiary	(20.4)	—

Other income (expense), net	2.8	(3.4)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(61.4)	37.2

Income tax expense (benefit)	(13.0)	10.5

Net earnings (loss) before equity in net earnings (loss) of affiliate	(48.4)	26.7

Equity in net earnings (loss) of affiliate	0.8	(1.1)

Net earnings (loss)	$(47.6)	$25.6

Basic earnings (loss) per share	$(1.23)	$0.65
Diluted earnings (loss) per share	$(1.23)	$0.64

Average shares outstanding (millions):
Basic	38.6	39.3
Diluted	38.6	39.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 3, 2022	April 4, 2021
Net earnings (loss)	$(47.6)	$25.6

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.1 and $0.5, respectively	(9.9)	(13.6)
Less: Reclassification adjustments included in net earnings (loss) - liquidation of Japan subsidiary	20.4	—
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	2.5	—
Foreign currency translation adjustments	13.0	(13.6)

Other comprehensive income (loss)	13.0	(13.6)

Comprehensive income (loss)	$(34.6)	$12.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	April 3, 2022	January 2, 2022
Assets
Current Assets
Cash and equivalents	$230.3	$112.7
Trade accounts receivable, less allowances of $12.2 and $12.6, respectively	1,523.8	1,423.2
Prepaid expenses and other current assets	72.2	52.8
Total current assets	1,826.3	1,588.7

Noncurrent Assets
Property and equipment:
Property and equipment	201.9	205.1
Accumulated depreciation	(169.9)	(169.8)
Net property and equipment	32.0	35.3
Operating lease right-of-use assets	71.8	75.8
Deferred taxes	303.6	302.8
Goodwill, net	155.8	114.8
Investment in Persol Holdings	—	264.3
Investment in equity affiliate	—	123.4
Other assets	396.1	389.1
Total noncurrent assets	959.3	1,305.5

Total Assets	$2,785.6	$2,894.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	April 3, 2022	January 2, 2022
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0.2	$—
Accounts payable and accrued liabilities	711.6	687.2
Operating lease liabilities	16.1	17.5
Accrued payroll and related taxes	338.9	318.4
Accrued workers’ compensation and other claims	20.4	20.8
Income and other taxes	109.1	51.3
Total current liabilities	1,196.3	1,095.2

Noncurrent Liabilities
Operating lease liabilities	58.7	61.4
Accrued payroll and related taxes	—	57.6
Accrued workers’ compensation and other claims	36.4	37.0
Accrued retirement benefits	205.1	220.0
Other long-term liabilities	15.6	86.8
Total noncurrent liabilities	315.8	462.8

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 35.1 shares issued at 2022 and 36.7 shares issued at 2021	35.1	36.7
Class B common stock, 10.0 shares authorized; 3.4 shares issued at 2022 and 2021	3.4	3.4
Treasury stock, at cost
Class A common stock, 0.6 shares at 2022 and 0.7 shares at 2021	(12.4)	(14.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	22.8	23.9
Earnings invested in the business	1,239.9	1,315.0
Accumulated other comprehensive income (loss)	(14.7)	(27.7)
Total stockholders’ equity	1,273.5	1,336.2

Total Liabilities and Stockholders’ Equity	$2,785.6	$2,894.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 3, 2022	April 4, 2021
Capital Stock
Class A common stock
Balance at beginning of period	$36.7	$36.7
Conversions from Class B	—	—
Share retirement	(1.6)	—
Balance at end of period	35.1	36.7

Class B common stock
Balance at beginning of period	3.4	3.4
Conversions to Class A	—	—
Balance at end of period	3.4	3.4

Treasury Stock
Class A common stock
Balance at beginning of period	(14.5)	(16.5)
Net issuance of stock awards	2.1	1.4
Balance at end of period	(12.4)	(15.1)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Net issuance of stock awards	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	23.9	21.3
Net issuance of stock awards	(1.1)	(0.7)
Balance at end of period	22.8	20.6

Earnings Invested in the Business
Balance at beginning of period	1,315.0	1,162.9
Net earnings (loss)	(47.6)	25.6
Dividends	(1.9)	—
Share retirement	(25.6)	—
Balance at end of period	1,239.9	1,188.5

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(27.7)	(4.2)
Other comprehensive income (loss), net of tax	13.0	(13.6)
Balance at end of period	(14.7)	(17.8)

Stockholders’ Equity at end of period	$1,273.5	$1,215.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 3, 2022	April 4, 2021
Cash flows from operating activities:
Net earnings (loss)	$(47.6)	$25.6
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	7.5	5.9
Operating lease asset amortization	5.0	5.2
Provision for credit losses and sales allowances	0.8	(0.1)
Stock-based compensation	2.1	1.4
(Gain) loss on investment in Persol Holdings	67.2	(30.0)
Loss on currency translation from liquidation of subsidiary	20.4	—
Gain on foreign currency remeasurement	(5.5)	—
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	(0.8)	1.1
Other, net	0.8	1.3
Changes in operating assets and liabilities, net of acquisitions	(156.0)	0.1

Net cash (used in) from operating activities	(106.1)	10.5

Cash flows from investing activities:
Capital expenditures	(1.7)	(2.7)
Acquisition of companies, net of cash received	(58.3)	—
Proceeds from company-owned life insurance	—	10.4
Proceeds from sale of Persol Holdings investment	196.9	—
Proceeds from sale of equity method investment	119.5	—
Other investing activities	0.7	0.2

Net cash from investing activities	257.1	7.9

Cash flows from financing activities:
Net change in short-term borrowings	0.2	0.8
Financing lease payments	(0.3)	(0.2)
Dividend payments	(1.9)	—
Payments of tax withholding for stock awards	(0.8)	(0.5)
Buyback of common shares	(27.2)	—
Contingent consideration payments	(0.7)	—

Net cash (used in) from financing activities	(30.7)	0.1

Effect of exchange rates on cash, cash equivalents and restricted cash	(1.7)	(1.4)

Net change in cash, cash equivalents and restricted cash	118.6	17.1
Cash, cash equivalents and restricted cash at beginning of period	119.5	228.1

Cash, cash equivalents and restricted cash at end of period (1)	$238.1	$245.2

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	13 Weeks Ended
	April 3, 2022	April 4, 2021
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$230.3	$239.4
Restricted cash included in prepaid expenses and other current assets	0.4	0.2
Noncurrent assets:
Restricted cash included in other assets	7.4	5.6
Cash, cash equivalents and restricted cash at end of period	$238.1	$245.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2022 (the 2021 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K, with the exception of those described in the New Accounting Pronouncements footnote. The Company’s first fiscal quarter ended on April 3, 2022 (2022) and April 4, 2021 (2021), each of which contained 13 weeks.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	First Quarter
	2022	2021
Professional & Industrial
Staffing services	$334.9	$352.5
Permanent placement	10.2	4.9
Outcome-based services	99.2	110.2
Total Professional & Industrial	444.3	467.6

Science, Engineering & Technology
Staffing services	220.6	186.2
Permanent placement	8.0	4.8
Outcome-based services	88.5	63.7
Total Science, Engineering & Technology	317.1	254.7

Education
Staffing services	171.9	110.8
Permanent placement	1.5	0.8
Total Education	173.4	111.6

Outsourcing & Consulting
Talent solutions	109.1	99.3
Total Outsourcing & Consulting	109.1	99.3

International
Staffing services	241.7	265.6
Permanent placement	6.9	5.5
Talent solutions	4.2	1.8
Total International	252.8	272.9

Total Intersegment	(0.3)	(0.2)

Total Revenue from Services	$1,296.4	$1,205.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and OCG operates in the Americas, Europe and Asia-Pacific regions. The International segment includes Europe and our Mexico operations, which are included in the Americas region.

The below table presents our revenues disaggregated by geography (in millions of dollars):

	First Quarter
	2022	2021
Americas
United States	$956.6	$858.5
Canada	39.1	34.1
Puerto Rico	27.6	24.2
Mexico	10.3	34.6
Total Americas Region	1,033.6	951.4

Europe
Switzerland	55.0	52.7
France	54.6	54.3
Portugal	41.9	43.7
Russia	29.7	32.6
Italy	19.5	18.1
United Kingdom	15.0	17.0
Other	36.3	27.8
Total Europe Region	252.0	246.2

Total Asia-Pacific Region	10.8	8.3

Total Kelly Services, Inc.	$1,296.4	$1,205.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	First Quarter
	2022	2021
Science, Engineering & Technology
Americas	$313.8	$253.2
Europe	3.3	1.5
Total Science, Engineering & Technology	$317.1	$254.7

Outsourcing & Consulting
Americas	$92.3	$84.8
Europe	6.0	6.2
Asia-Pacific	10.8	8.3
Total Outsourcing & Consulting	$109.1	$99.3

International
Americas	$10.1	$34.3
Europe	242.7	238.6
Total International	$252.8	$272.9

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $1.7 million as of first quarter-end 2022 and $1.3 million as of year-end 2021. Amortization expense for the deferred costs for the first quarter of 2022 was $1.9 million and in the first quarter of 2021 was $6.8 million.

3. Credit Losses
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	First Quarter
	2022	2021
Allowance for credit losses:
Beginning balance	$9.4	$9.8
Current period provision	0.4	(0.2)
Currency exchange effects	(0.1)	(0.2)
Write-offs	(1.2)	(0.3)
Ending balance	$8.5	$9.1

Write-offs are presented net of recoveries, which were not material for first quarter-end 2022 and 2021.

We were engaged in litigation with a customer over a disputed accounts receivable balance for certain services rendered more than five years ago, which was recorded as a long-term receivable in other assets in the consolidated balance sheet as of first quarter-end 2021. The related allowance for credit losses on this long-term customer receivable was $10.9 million and represented the likelihood of collection as of first quarter-end 2021. Based on a final ruling in the case in favor of the customer, we wrote off the entire receivable balance in the third quarter of 2021. No other allowances related to other receivables were material for first quarter-end 2022.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4.  Acquisitions
In the first quarter of 2022, the Company acquired Rocket Power Holdings LLC and Rocket Power Ops LLC (collectively, "RocketPower"), as detailed below. In the second quarter of 2021, the Company acquired Softworld, Inc. ("Softworld"), as detailed below.

RocketPower

On March 7, 2022, the Company acquired 100% of the issued and outstanding membership interests of RocketPower for a purchase price of $59.3 million. RocketPower is a leading provider of RPO and other outsourced talent solutions to U.S. high-tech companies. This acquisition will expand OCG's RPO solution and delivery offering and enhance the specialty RPO strategy and expertise within the high-tech industry. Under terms of the purchase agreement, the purchase price was adjusted for cash held by RocketPower at the closing date and estimated working capital adjustments resulting in the Company paying cash of $61.8 million. Total consideration includes $1.1 million of additional consideration that is payable to the seller in 2023 related to employee retention credits and contingent consideration with an estimated fair value of $0.6 million related to an earnout payment with a maximum potential cash payment of $31.8 million in the event certain financial metrics are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model (see Fair Value Measurements footnote). The earnout is expected to be paid in 2023 and 2024 after each earn-out year pursuant to the terms of the purchase agreement. The total consideration is as follows (in millions of dollars):

Cash consideration paid	$61.8
Additional consideration payable	1.1
Contingent consideration	0.6
Total consideration	$63.5

Due to the limited amount of time that has passed since acquiring RocketPower, the purchase price allocation for this acquisition is preliminary and could change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$3.5
Trade accounts receivable	6.9
Prepaid expenses and other current assets	1.8
Net property and equipment	0.1
Goodwill	41.0
Intangibles	15.8
Accounts payable and accrued liabilities, current	(2.9)
Accrued payroll and related taxes, current	(1.5)
Other long-term liabilities	(1.2)
Total consideration, including working capital adjustments	$63.5

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the RocketPower acquisition was $15.8 million of intangible assets, made up of $7.5 million in customer relationships, $6.6 million associated with RocketPower's trade names and $1.7 million for non-compete agreements. Customer relationships will be amortized over three years with no residual value, trade names will be amortized over 10 years with no residual value, and the non-compete agreements will be amortized over six years with no residual value. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the OCG operating segment (see Goodwill footnote). The amount of goodwill expected to be deductible for tax purposes is approximately $28.0 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
RocketPower's results of operations will be included in the OCG segment in 2022 on a one-month lag. Accordingly, for the first quarter-end 2022, our consolidated revenues and net earnings did not include any results from RocketPower. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated statements of earnings.

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

As of first quarter-end 2022, the purchase price allocation for this acquisition is final. Our consolidated revenue from services and earnings from operations for the first quarter of 2022 included $37.9 million and $3.5 million, respectively, from Softworld. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue synergies and was assigned to the SET operating segment (see Goodwill footnote). All of the goodwill is expected to be deductible for tax purposes.

5. Investment in Persol Holdings
Prior to February 2022, the Company had a yen-denominated investment through the Company's subsidiary, Kelly Services Japan, Inc., in the common stock of Persol Holdings Co., Ltd. ("Persol Holdings"), the 100% owner of Persol Asia Pacific Pte. Ltd., the Company’s joint venture partner in PersolKelly Pte. Ltd. (the "JV"). In February 2022, the Company's board approved a series of transactions that ended the cross-shareholding agreement with Persol Holdings.

On February 14, 2022, the Company repurchased 1,576,169 Class A and 1,475 Class B common shares held by Persol Holdings for $27.2 million. The purchase price was based on the average closing price of the last five business days prior to the transaction. The shares were subsequently retired and returned to an authorized, unissued status. In accordance with the Company's policy, the amount paid to repurchase the shares in excess of par value of $25.6 million was recorded to earnings invested in the business on the consolidated balance sheet at the time of the share retirement.

On February 15, 2022, Kelly Services Japan, Inc. sold the investment in the common stock of Persol Holdings in an open-market transaction for proceeds of $196.9 million, net of transaction fees. As our investment was a noncontrolling interest in Persol Holdings, the investment was recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange through the date of the transaction (see Fair Value Measurements footnote). The $67.2 million loss in the first quarter of 2022 recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings included $52.4 million for losses related to changes in fair value up to the date of the transaction and $14.8 million for the discount from the market price on the date of the sale and transaction costs. The gain on the investment of $30.0 million in the first quarter 2021 was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

Subsequent to the transaction discussed above, the Company commenced the dissolution process of its Kelly Services Japan, Inc. subsidiary, which was considered substantially liquidated as of first quarter-end 2022. As a result, the Company recognized a $20.4 million cumulative translation adjustment loss in the first quarter of 2022, which is recorded in loss on currency translation from liquidation of subsidiary in the consolidated statements of earnings. The Company also recognized a $5.5 million foreign exchange gain related to U.S.-denominated cash equivalents held by Kelly Services Japan, Inc. following the sale of the Persol Holdings shares and prior to a dividend payment to the Company in the first quarter of 2022. The foreign exchange gain is recorded in other income (expense), net in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
6.  Investment in PersolKelly Pte. Ltd.

Prior to February 2022, the Company had a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing services business operating in ten geographies in the Asia-Pacific region. On February 14, 2022, the Company entered into an agreement to sell 95% of the Company's shares in the JV to Persol Asia Pacific Pte. Ltd. On March 1, 2022, the Company received cash proceeds of $119.5 million. The carrying value of the shares sold was $117.6 million. In addition, the Company had $1.9 million of accumulated other comprehensive income representing the Company's share of the JV's other comprehensive income over time related to the shares sold that was realized upon the sale, offsetting the $1.9 million gain that resulted from the proceeds in excess of the carrying value.

The operating results of the Company’s interest in the JV were accounted for on a one-quarter lag under the equity method and were reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings through the date of the sale. Such amounts were earnings of $0.8 million in the first quarter of 2022 and a loss of $1.1 million in the first quarter of 2021.

After the sale, the Company has a 2.5% ownership interest in the JV and has discontinued its use of equity method accounting. The remaining investment will be accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote). The equity investment, included in other assets on the Company’s consolidated balance sheet, totaled $6.4 million as of first quarter-end 2022 and the investment in equity affiliate on the Company's consolidated balance sheet totaled $123.4 million as of year-end 2021.

7.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of first quarter-end 2022 and year-end 2021 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of First Quarter-End 2022
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$122.3	$122.3	$—	$—
Investment in Persol Holdings	—	—	—	—
Total assets at fair value	$122.3	$122.3	$—	$—

Brazil indemnification	$(2.9)	$—	$—	$(2.9)
Greenwood/Asher earnout	(2.3)	—	—	(2.3)
RocketPower earnout	(0.6)	—	—	(0.6)

Total liabilities at fair value	$(5.8)	$—	$—	$(5.8)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	As of Year-End 2021
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$96.3	$96.3	$—	$—
Investment in Persol Holdings	264.3	264.3	—	—

Total assets at fair value	$360.6	$360.6	$—	$—

Brazil indemnification	$(2.4)	$—	$—	$(2.4)
Greenwood/Asher earnout	(4.6)	—	—	(4.6)

Total liabilities at fair value	$(7.0)	$—	$—	$(7.0)

Money market funds represent investments in money market funds that hold government securities, of which $7.3 million as of first quarter-end 2022 and $6.5 million as of year-end 2021, are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of first quarter-end 2022 and year-end 2021 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

On February 15, 2022, Kelly Services Japan, Inc. sold the investment in the common stock of Persol Holdings in an open-market transaction. The valuation of the investment was based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of year-end 2021, and the related changes in fair value were recorded in the consolidated statements of earnings (see Investment in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuated based on foreign exchange rates, was $18.0 million at year-end 2021.

As of first quarter-end 2022 and year-end 2021, the Company had an indemnification liability of $2.9 million and $2.4 million, respectively, in other long-term liabilities on the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a Level 3 liability, and is being measured on a recurring basis. During the first quarter of 2022, the Company recognized an increase of $0.5 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, totaling $2.3 million at first quarter-end 2022 in accounts payable and accrued liabilities and $4.6 million at year-end 2021 with $2.3 million in accounts payable and accrued liabilities and $2.3 million in other long-term liabilities in the consolidated balance sheet. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and is considered a Level 3 liability. During the first quarter of 2022, the Company paid the year one portion of the earnout totaling $2.3 million. In the consolidated statements of cash flows, $0.7 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities.

The Company recorded an earnout liability relating to the 2022 acquisition of RocketPower, totaling $0.6 million at first quarter-end 2022 with $0.5 million in accounts payable and accrued liabilities and $0.1 million in other long-term liabilities in the consolidated balance sheet (see Acquisitions footnote). The maximum total cash payments which may be due related to the earnout liability is $31.8 million. The initial valuation of the earnout liability was established using a Black Scholes model and represents the fair value and is considered a Level 3 liability.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Equity Investment Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in the JV (see Investment in PersolKelly Pte. Ltd. footnote), with the remaining 2.5% interest now being measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The sale of the shares of the JV represented an observable transaction requiring the Company to calculate the current fair value based on the purchase price of the shares, in which the resulting adjustment was not material. The investment totaled $6.4 million as of first quarter-end 2022, representing total cost plus observable price changes to date.

Prior to April 2021, the Company had a minority investment in Business Talent Group, LLC, which was included in other assets in the consolidated balance sheet. The investment was also measured using the measurement alternative for equity investments without a readily determinable fair value as described above. In the second quarter of 2021, BTG entered into a merger agreement which resulted in all of the Company's shares of BTG being automatically canceled upon approval of the merger and resulted in the receipt of $5.0 million in cash, which was equal to the carrying value and purchase price of the BTG investment.

Prior to March 2021, the Company had a minority investment in Kenzie Academy Inc., which was included in other assets in the consolidated balance sheet. The investment was also measured using the measurement alternative for equity investments without a readily determinable fair value as described above. On March 8, 2021, Kenzie entered into a transaction to sell its assets. As of the date of the sale, the investment had a carrying value of $1.4 million, representing total cost plus observable price changes to date. In the first quarter of 2021, the asset was written down as a result of the sale and the loss of $1.4 million was recorded in other income (expense), net in the consolidated statements of earnings.

8. Restructuring
In the first quarter of 2022, the Company took restructuring actions designed to increase efficiency. There were no restructuring charges incurred in the first quarter of 2021.

Restructuring costs incurred in the first quarter of 2022 totaled $1.7 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars):

	Severance Costs	Lease Termination Costs	Total

Professional & Industrial	$0.1	$0.2	$0.3
Education	0.4	—	0.4
Outsourcing & Consulting	0.2	—	0.2
Corporate	0.8	—	0.8
Total	$1.5	$0.2	$1.7

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2021	$2.9
Additions charged to Professional & Industrial	0.3
Additions charged to Outsourcing & Consulting	0.2
Additions charged to Education	0.4
Additions charged to Corporate	0.8
Reductions for cash payments related to all restructuring activities	(2.0)
Balance as of first quarter-end 2022	$2.6

The remaining balance of $2.6 million as of first quarter-end 2022 primarily represents severance costs, and the majority is expected to be paid by second quarter-end 2022. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Goodwill
The changes in the carrying amount of goodwill as of first quarter-end 2022 are included in the table below. The goodwill resulting from the acquisition of RocketPower during the first quarter of 2022 (see Acquisitions footnote) was allocated to the OCG reportable segment.

	As of Year-End 2021	Additions to Goodwill	Impairment Adjustments	As of First Quarter-End 2022
	(In millions of dollars)
Science, Engineering & Technology	$111.3	$—	$—	$111.3
Education	3.5	—	—	3.5
Outsourcing & Consulting	—	41.0	—	41.0
Total	$114.8	$41.0	$—	$155.8

10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the first quarter 2022 and 2021 are included in the table below. Amounts in parentheses indicate debits. Reclassification adjustments out of accumulated other comprehensive income (loss) related to the liquidation of the Japan subsidiary, as shown in the table below, were recorded in the loss on currency translation from liquidation of subsidiary line item in the consolidated statements of earnings. Reclassification adjustments out of accumulated other comprehensive income (loss) related to the equity method investment and other, as shown in the table below, which includes $1.9 million related to the investment in PersolKelly Pte. Ltd., were recorded in the other income (expense), net line item in the consolidated statement of earnings. See Investment in PersolKelly Pte. Ltd. footnote for more details.

	First Quarter
	2022	2021
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(25.0)	$(0.8)
Other comprehensive income (loss) before reclassifications	(9.9)	(13.6)
Amounts reclassified from accumulated other comprehensive income (loss) - liquidation of Japan subsidiary	20.4	—
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other	2.5	—
Net current-period other comprehensive income (loss)	13.0	(13.6)
Ending balance	(12.0)	(14.4)

Pension liability adjustments:
Beginning balance	(2.7)	(3.4)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	—	—
Ending balance	(2.7)	(3.4)

Total accumulated other comprehensive income (loss)	$(14.7)	$(17.8)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the first quarter 2022 and 2021 follows (in millions of dollars except per share data):

	First Quarter
	2022	2021
Net earnings (loss)	$(47.6)	$25.6
Less: earnings allocated to participating securities	—	(0.2)
Net earnings (loss) available to common shareholders	$(47.6)	$25.4

Average shares outstanding (millions):
Basic	38.6	39.3
Dilutive share awards	—	0.2
Diluted	38.6	39.5

Basic earnings (loss) per share	$(1.23)	$0.65
Diluted earnings (loss) per share	$(1.23)	$0.64

Potentially dilutive shares outstanding are primarily related to deferred common stock related to the non-employee directors deferred compensation plan for the first quarter of 2021. Dividends paid per share for Class A and Class B common stock were $0.05 for the first quarter 2022 and $0.00 for the first quarter 2021.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
12.  Stock-Based Compensation
For the first quarter of 2022, the Company recognized stock compensation expense of $2.1 million, and a related tax benefit of $0.3 million. For the first quarter of 2021, the Company recognized stock compensation expense of $1.4 million, and a related tax benefit of $0.1 million.
Performance Shares
During the first quarter of 2022, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific revenue growth and earnings before interest, taxes, depreciation and amortization ("EBITDA") margin performance goals ("financial measure performance share awards") over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2022, 2023 and 2024, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2025 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.
A summary of the status of all nonvested performance shares at target as of first quarter-end 2022 and changes during this period is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents the 2019 and a portion of the 2021 financial measure performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2021	708	$20.03
Granted	186	21.19
Vested	(48)	22.55
Forfeited	(6)	16.81
Vesting adjustment	(142)	24.45
Nonvested at first quarter-end 2022	698	$19.39
Restricted Stock

A summary of the status of nonvested restricted stock as of first quarter-end 2022 and changes during this period is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2021	403	$21.24
Granted	259	21.74
Vested	(96)	22.34
Forfeited	(22)	22.43
Nonvested at first quarter-end 2022	544	$21.24

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
13.  Other Income (Expense), Net
Included in other income (expense), net for the first quarter 2022 and 2021 are the following:

	First Quarter
	2022	2021
	(In millions of dollars)
Interest income	$0.1	$0.1
Interest expense	(0.6)	(0.6)
Foreign exchange gains (losses)	4.7	(0.2)
Other	(1.4)	(2.7)
Other income (expense), net	$2.8	$(3.4)
Included in foreign exchange gains (losses) for the first quarter of 2022 is a $5.5 million foreign exchange gain on a U.S. dollar-denominated cash balance held by the Company's Japan entity (see Investment in Persol Holdings footnote). Included in Other for the first quarter of 2021 is a loss from the sale of the assets related to our minority investment in Kenzie Academy (see Fair Value Measurements footnote) and transaction-related expenses from the April 2021 acquisition of Softworld (see Acquisitions footnote).

14. Income Taxes
Income tax benefit was $13.0 million for the first quarter of 2022 and income tax expense was $10.5 million for the first quarter of 2021. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a benefit of $18.4 million and a charge of $9.2 million for the first quarter of 2022 and 2021, respectively. The quarterly amounts are also impacted by changes in earnings from operations.

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

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. At this time, we have no valuation allowance against our Mexican deferred tax asset of $3.9 million, though it is possible this may change as we continue to assess the impacts of the new labor laws effective as of the third quarter of 2021 on our Mexican business operations throughout the remainder of the year.

15.  Contingencies
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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At first quarter-end 2022 and year-end 2021, the gross accrual for litigation costs amounted to $1.8 million and $1.4 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At first quarter-end 2022, the related insurance receivables amounted to $0.6 million. At year-end 2021, there were no related insurance receivables.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.5 million to $9.1 million as of first quarter-end 2022. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

16.  Segment Disclosures
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
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the first quarter 2022 and 2021. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	First Quarter
	2022	2021
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$444.3	$467.6
Science, Engineering & Technology	317.1	254.7
Education	173.4	111.6
Outsourcing & Consulting	109.1	99.3
International	252.8	272.9

Less: Intersegment revenue	(0.3)	(0.2)

Consolidated Total	$1,296.4	$1,205.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2022	2021
	(In millions of dollars)
Earnings (loss) from Operations:

Professional & Industrial gross profit	$83.1	$75.9
Professional & Industrial SG&A expenses	(71.4)	(69.4)
Professional & Industrial earnings (loss) from operations	11.7	6.5

Science, Engineering & Technology gross profit	73.8	53.2
Science, Engineering & Technology SG&A expenses	(53.2)	(35.7)
Science, Engineering & Technology earnings (loss) from operations	20.6	17.5

Education gross profit	26.6	17.2
Education SG&A expenses	(18.6)	(14.2)
Education earnings (loss) from operations	8.0	3.0

Outsourcing & Consulting gross profit	37.3	31.3
Outsourcing & Consulting SG&A expenses	(34.3)	(28.4)
Outsourcing & Consulting earnings (loss) from operations	3.0	2.9

International gross profit	37.8	35.7
International SG&A expenses	(33.2)	(33.1)
International earnings (loss) from operations	4.6	2.6

Corporate	(24.5)	(21.9)
Consolidated Total	23.4	10.6
Gain (loss) on investment in Persol Holdings	(67.2)	30.0
Loss on currency translation from liquidation of subsidiary	(20.4)	—
Other income (expense), net	2.8	(3.4)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$(61.4)	$37.2

Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	First Quarter
	2022	2021
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$1.1	$1.4
Science, Engineering & Technology	3.1	1.0
Education	0.8	1.0
Outsourcing & Consulting	0.2	0.2
International	0.5	0.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
17.  New Accounting Pronouncements

Recently Adopted

In October 2021, the FASB issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations that occur after the effective date. We early adopted this standard in the first quarter of 2022 and the adoption did not have a material impact to our consolidated financial statements.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
18. Subsequent Events

On May 2, 2022, the Company acquired 100% of the membership interests of Pediatric Therapeutic Services for $82.1 million of cash, subject to working capital adjustments. Pediatric Therapeutic Services is a specialty firm that provides and manages various state and federally mandated in-school therapy services and will be included in our Education segment. The related acquisition costs incurred through the end of the first quarter, which are included in other income (expense), net in the consolidated statements of earnings, were $0.3 million. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. Therefore, it is impracticable for the Company to provide the major classes of assets acquired and liabilities assumed or pro forma revenue and earnings.

Subsequent to the end of the first quarter, Management initiated plans to actively explore an orderly transition of our operations in Russia in full compliance with International and Russian law. Such a transition may result in a loss up to the carrying value of our net assets in Russia.

As of the end of the first quarter of 2022, assets in Russia totaled $28.4 million, liabilities totaled $13.0 million and accumulated other comprehensive loss totaled $10.1 million. For the year ended January 2, 2022, revenue in Russia was $132.2 million and earnings from operations were $5.3 million.

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

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect and Skilled Professional Solutions products

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries, as well as Softworld, a technology staffing and workforce solutions company acquired in 2021

•Education – delivers staffing, direct-hire and executive search services across the full education spectrum from early childhood to higher education in the U.S., and includes Teachers On Call and Greenwood/Asher & Associates

•Outsourcing & Consulting – delivers Master Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), which includes our March 2022 acquisition of RocketPower, Payroll Process Outsourcing ("PPO") and Talent Advisory Services to customers on a global basis

•International – delivers staffing, RPO and direct-hire services in 15 countries in Europe, as well as services in Mexico delivered in accordance with recent changes in labor market regulations

In addition, we hold a minority interest in PersolKelly Pte. Ltd. ("PersolKelly"), which provides staffing and direct hire services to customers in the Asia-Pacific region.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. and was 62 days on a global basis as of the end of the first quarter of 2022 and 60 days as of the end of the first quarter of 2021. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective and Outlook on Growth

We entered 2022 having shifted from recovery from the COVID-19 pandemic to growth. Even with the economic uncertainty created by events in Ukraine and a continuation of inflation, particularly in the U.S., demand for our services remains strong. Our permanent placement fee growth points toward our customers’ investments in their future workforce, and increased demand in our staffing and outcome-based businesses reflects strong market demand for the specialty solutions we provide. Our business is arranged around specialties that target these areas of strong demand, promising growth opportunities, and Kelly’s proven ability to win. Our segments also reflect our intent to shift our portfolio toward high-margin, higher-value specialties that deliver a competitive edge and increased shareholder value. We believe that an aggressive inorganic growth strategy will accelerate the achievement of these goals.

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

As we execute our specialty growth strategy, we are focused on both the speed and scope of change. To that end, in February 2022 we completed transactions that have allowed us to strategically re-deploy resources to accelerate our growth in high-margin, high-growth specialties. Specifically, we unwound our cross-ownership with Persol Holdings and reduced our ownership interest in our APAC joint venture, PersolKelly. Monetizing our investments in Persol Holdings and PersolKelly provides us with additional capital, which we have already begun to use to accelerate our specialty growth strategy. In March 2022, we completed the acquisition of RocketPower, a business that diversifies and strengthens Kelly’s RPO business and opens new access to the fast-growing high-tech market. And in May 2022, we completed the acquisition of Pediatric Therapeutic Services, a specialty firm that expands our K-12 leadership position and provides in-school services for occupational, physical, speech and behavioral health therapies. Both acquisitions expand Kelly’s presence in high-growth, high margin specialties. As we move forward, we will continue to look for opportunities to grow both organically and inorganically in 2022 and beyond.

Financial Measures

The constant currency (“CC”) change amounts refer to the year-over-year percentage changes resulting from translating 2022 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2021. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative (“SG&A”) expenses within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.

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

Results of Operations
Total Company
(Dollars in millions)

	First Quarter
	2022	2021	% Change
Revenue from services	$1,296.4	$1,205.9	7.5%
Gross profit	258.6	213.3	21.2
Total SG&A expenses	235.2	202.7	16.0
Earnings (loss) from operations	23.4	10.6	120.5
Gain (loss) on investment in Persol Holdings	(67.2)	30.0	NM
Loss on currency translation from liquidation of subsidiary	(20.4)	—	NM
Other income (expense), net	2.8	(3.4)	181.7
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(61.4)	37.2	NM
Income tax expense (benefit)	(13.0)	10.5	(223.9)
Equity in net earnings (loss) of affiliate	0.8	(1.1)	NM
Net earnings (loss)	$(47.6)	$25.6	NM	%

Gross profit rate	19.9%	17.7%	2.2	pts.

First Quarter Results

Revenue from services in the first quarter increased 7.5% on a reported basis and 9.0% on a constant currency basis, and reflects revenue increases in Education, Science, Engineering & Technology, and Outsourcing & Consulting operating segments, partially offset by declines in Professional & Industrial and International segments. Our acquisition of Softworld, a technology staffing and solutions firm in the second quarter of 2021, added approximately 310 basis points to the revenue growth rate. Compared to the first quarter of 2021, revenue from staffing services increased 5.9% and revenue from outcome-based services increased 7.9%. Permanent placement revenue, which is included in revenue from services, increased 66.2% from the prior year.

Gross profit increased 21.2% on a reported basis and 22.6% on a constant currency basis on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 220 basis points due primarily to the impact of higher permanent placement income and the acquisition of Softworld, which generates higher gross profit rates, coupled with lower employee-related costs and favorable product mix. The gross profit rate increased in all operating segments, with the exception of Education, which declined slightly. Included in gross profit for the first quarter of 2022 is a one-time permanent placement fee from a large customer, as well as an adjustment to prior periods worker’s compensation expenses, resulting in 40 basis points of favorable impact. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses increased 16.0% on a reported basis and 17.2% on a constant currency basis. SG&A expenses related to Softworld, including amortization of intangibles and other operating expenses, accounted for approximately 500 basis points of the year-over-year increase. The increase in SG&A expenses also reflects increases in performance-based incentive compensation expenses and higher salary and related costs.

Earnings from operations for the first quarter of 2022 totaled $23.4 million, compared to earnings of $10.6 million in the first quarter of 2021. Included in total earnings from operations in the first quarter of 2022 is approximately $3.5 million related to Softworld earnings from operations, inclusive of amortization of intangibles.

The loss on investment in Persol Holdings in the first quarter of 2022 represented the $52.4 million loss resulting from changes in the market price of our investment in the common stock of Persol Holdings up until the date of the transaction and the $14.8 million loss on sale, including transaction costs from the sale of the investment in an open-market transaction. The gain on the investment in Persol Holdings in the first quarter of 2021 resulted from changes in the quoted market price of the Persol Holdings common stock.

Loss on currency translation from liquidation of subsidiary represents the impact of the substantial liquidation of our Kelly Japan subsidiary following the sale of the company’s investment in Persol Holdings and the return of capital through a dividend payment to its U.S-based parent, Kelly Services, Inc.

The change in Other income (expense), net is primarily the result of $5.5 million of foreign exchange gains related to U.S.-denominated cash equivalents held by our Kelly Japan subsidiary following the sale of the Persol Holdings shares and prior to its dividend payment to the U.S. parent in the first quarter of 2022.

Income tax benefit was $13.0 million for the first quarter of 2022 and income tax expense was $10.5 million for the first quarter of 2021. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a benefit of $18.4 million and a charge of $9.2 million for the first quarter of 2022 and 2021, respectively.

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

The net loss for the period was $47.6 million, compared to net earnings of $25.6 million from the first quarter of 2021. This change was due to the Persol Holdings investment, including the first quarter 2022 sale and related impacts, partially offset by improved operating earnings in the first quarter of 2022.

During the first quarter of 2022 events in Ukraine have contributed to additional economic uncertainty in Europe. The Company does not have operations in Ukraine and we did not experience any material impact on our revenues or earnings in the first quarter. Subsequent to the end of the first quarter, Management initiated plans to actively explore an orderly transition of our operations in Russia in full compliance with International and Russian law. We expect that revenues and earnings in the International segment will be unfavorably impacted beginning in the second quarter of 2022 and that we may recognize a loss upon the completion of a transition.

Operating Results By Segment
(Dollars in millions)

	First Quarter
	2022	2021	% Change
Revenue from Services:
Professional & Industrial	$444.3	$467.6	(5.0)%
Science, Engineering & Technology	317.1	254.7	24.5
Education	173.4	111.6	55.4
Outsourcing & Consulting	109.1	99.3	9.8
International	252.8	272.9	(7.4)
Less: Intersegment revenue	(0.3)	(0.2)	60.3
Consolidated Total	$1,296.4	$1,205.9	7.5%

First Quarter Results
Professional & Industrial revenue from services decreased 5.0%. The decrease was due primarily to a 9.9% decline in revenue from outcome-based services due to lower demand for our call center specialty, partially offset by growth in other specialties. Revenue from staffing services also declined by 3.5% resulting from lower hours volume, partially offset by higher bill rates.

Science, Engineering & Technology revenue from services increased 24.5% on a reported basis, which includes revenues from the acquisition of Softworld in the second quarter of 2021. On an organic basis, the revenue growth was 9.6%, which was driven by increases in our outcome-based services as well as increases in bill rates and permanent placement income in our staffing business.

Education revenue from services increased 55.4%, reflecting the return to in-school instruction, resulting in increased demand for our services as compared to a year ago, as well as the impact of new customer wins and an increased fill rate of the demand of existing customers.

Outsourcing & Consulting revenue from services increased 9.8% due primarily to strong demand for RPO services coupled with revenue growth in MSP, partially offset by declines in PPO revenue.

International revenue from services decreased 7.4% on a reported basis and decreased 1.0% in constant currency. The decrease was primarily the result of revenue declines in Mexico due to the impact of legislation enacted in the third quarter of 2021, which placed restrictions on the staffing industry. Revenue in Europe increased 1.7% on a reported basis and increased 9.0% in constant currency with growth in most geographies.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2022	2021	Change
Gross Profit:
Professional & Industrial	$83.1	$75.9	9.4%
Science, Engineering & Technology	73.8	53.2	38.8
Education	26.6	17.2	54.8
Outsourcing & Consulting	37.3	31.3	19.0
International	37.8	35.7	6.0
Consolidated Total	$258.6	$213.3	21.2%

Gross Profit Rate:
Professional & Industrial	18.7%	16.2%	2.5	pts.
Science, Engineering & Technology	23.3	20.9	2.4
Education	15.3	15.4	(0.1)
Outsourcing & Consulting	34.2	31.5	2.7
International	15.0	13.1	1.9
Consolidated Total	19.9%	17.7%	2.2	pts.

First Quarter Results

Gross profit for the Professional & Industrial segment increased due to an increase in the gross profit rate, partially offset by lower revenue volume. In comparison to the prior year, the gross profit rate increased 250 basis points. This increase reflects higher permanent placement income, including one-time conversion fees for staffing talent hired directly by a large customer, lower employee-related costs and improved business mix.

The Science, Engineering & Technology gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 240 basis points due to increased permanent placement income and improved specialty mix, including the acquisition of Softworld which generates higher gross profit margins, partially offset by higher employee-related costs.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 10 basis points due primarily to unfavorable customer mix, partially offset by higher permanent placement income and lower employee-related costs.

The Outsourcing & Consulting gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 270 basis points primarily due to a change in product mix within this segment. Growth in RPO and MSP with higher margins was coupled with decreased revenues in our PPO product, which generates lower profit margins.

International gross profit increased due to an increase in the gross profit rate, partially offset by lower revenue volume. In comparison to the prior year, the gross profit rate increased 190 basis points primarily due to customer mix and higher permanent placement income.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2022	2021	% Change
SG&A Expenses:
Professional & Industrial	$71.4	$69.4	2.8%
Science, Engineering & Technology	53.2	35.7	49.0
Education	18.6	14.2	31.2
Outsourcing & Consulting	34.3	28.4	20.5
International	33.2	33.1	0.4
Corporate expenses	24.5	21.9	11.9
Consolidated Total	$235.2	$202.7	16.0%

First Quarter Results

Total SG&A expenses in Professional & Industrial increased 2.8% from the prior year, primarily due to higher performance-based incentive compensation expenses.

Total SG&A expenses in Science, Engineering & Technology increased 49.0% from the prior year, and includes the impact of the acquisition of Softworld in the second quarter of 2021. On an organic basis, SG&A expenses increased 20.4% from the prior year. The increase in organic SG&A expenses are due primarily to higher performance-based incentive compensation expense and higher salary-related costs from increasing headcount.

Total SG&A expenses in Education increased 31.2% from the prior year, primarily due to higher salary related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting increased 20.5% from the prior year, primarily due to higher salary-related expenses as a result of headcount and salary increases.

Total SG&A expenses in International increased 0.4% on a reported basis and increased 6.6% on a constant currency basis. This increase was due to higher salary-related expenses driven by an increase in headcount, reflecting improving revenue in Europe.

Corporate expenses increased 11.9% primarily due to higher performance-based incentive compensation expense.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2022	2021	% Change
Earnings (Loss) from Operations:
Professional & Industrial	$11.7	$6.5	79.6%
Science, Engineering & Technology	20.6	17.5	18.0
Education	8.0	3.0	166.1
Outsourcing & Consulting	3.0	2.9	4.3
International	4.6	2.6	75.2
Corporate	(24.5)	(21.9)	(11.9)
Consolidated Total	$23.4	$10.6	120.5%

First Quarter Results

Professional & Industrial reported earnings of $11.7 million for the quarter, a 79.6% increase from a year ago. The increase in earnings was primarily due to improved gross profit, including conversion fees related to a large customer.

Science, Engineering & Technology reported earnings of $20.6 million for the quarter, an 18.0% increase from a year ago. The increase in earnings was primarily due to the impact of the Softworld acquisition. Increases in organic staffing and permanent placement revenues in most of our specialties within the SET business unit were partially offset by increases in certain expenses, including those related to additional full-time employees and increased performance-based incentive compensation.

Education reported earnings of $8.0 million for the quarter, compared to earnings of $3.0 million a year ago. The change was primarily due to the increase in revenue, reflecting the return to in-school instruction, resulting in increased demand for our services as compared to a year ago, coupled with good cost management.

Outsourcing & Consulting reported earnings of $3.0 million for the quarter, a 4.3% increase from a year ago. The increase in earnings was primarily due to the impact of increased revenue volumes within the segment, partially offset by increased costs related to additional full-time employees.

International reported earnings of $4.6 million for the quarter, compared to earnings of $2.6 million a year ago. The increase in earnings was primarily due to improving revenue in Europe.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $238.1 million at the end of the first quarter of 2022 and $119.5 million at year-end 2021. As further described below, we used $106.1 million of cash for operating activities, generated $257.1 million of cash from investing activities and used $30.7 million of cash for financing activities.

Operating Activities
In the first three months of 2022, we used $106.1 million of net cash for operating activities, as compared to generating $10.5 million in the first three months of 2021, primarily due to increased working capital requirements as revenue levels continue to recover or surpass pre-COVID levels in certain segments and as a result, in increasing days sales outstanding due to customer payment terms.

Trade accounts receivable totaled $1.5 billion at the end of the first quarter of 2022. Global DSO was 62 days at the end of the first quarter of 2022, 60 days at year-end 2021 and 60 days at the end of the first quarter of 2021.

Our working capital position (total current assets less total current liabilities) was $630.0 million at the end of the first quarter of 2022, an increase of $136.5 million from year-end 2021. Excluding the increase in cash, working capital increased $18.9 million from year-end 2021. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the first quarter of 2022 and at year-end 2021.

Investing Activities
In the first three months of 2022, we generated $257.1 million of cash from investing activities, as compared to generating $7.9 million in the first three months of 2021. Included in cash generated from investing activities in the first three months of 2022 is $196.9 million of proceeds from the sale of the investment in Persol Holdings and $119.5 million of proceeds from the sale of almost all of the Company's shares in our equity investment in PersolKelly Pte. Ltd. This was partially offset by $58.3 million of cash used for the acquisition of RocketPower in March 2022, net of cash received. Included in cash generated from investing activities in the first three months of 2021 is $10.4 million of proceeds from company-owned life insurance.

Financing Activities
In the first three months of 2022, we used $30.7 million of cash for financing activities, as compared to generating $0.1 million in the first three months of 2021. The change in cash used for financing activities was primarily related to the buyback of the Company's common shares held by Persol Holdings for $27.2 million in the first three months of 2022 and the year-over-year change in dividend payments. Dividends paid per common share were $0.05 in the first three months of 2022 and $0.00 in first three months of 2021.

Changes in net cash used for financing activities are also impacted by short-term borrowing activities. The change in short-term borrowings in the first three months of 2022 and the first three months of 2021 was primarily due to borrowings on local lines of credit. Debt totaled $0.2 million at the end of the first quarter of 2022, which represented local borrowings, compared to no debt at year-end 2021. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the first quarter of 2022 and at year-end 2021.

New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
Contractual Obligations and Commercial Commitments
There were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity
We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include asset-based lending, additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies. During 2020, cash generated from operations was supplemented by the deferral of payments of the Company's U.S. social security taxes as allowed by the Coronavirus Aid, Relief, and Economic Security Act. The remaining deferrals of $57.6 million are required to be repaid by January 3, 2023.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the first quarter of 2022, these reviews have not resulted in plans to repatriate foreign subsidiary cash. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
As of the first quarter of 2022, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $97.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the first quarter of 2022, we met the debt covenants related to our revolving credit facility and securitization facility.
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

In February 2022, we completed transactions to monetize a substantial portion of our assets in the Asia-Pacific region which will allow us to strategically redeploy resources to accelerate our growth. Specifically, we unwound our cross-shareholding arrangement with Persol Holdings and reduced our ownership interest in PersolKelly, our APAC joint venture. We sold our investment in Persol Holdings common stock in an open-market transaction. We repurchased the 1.6 million Kelly Class A and 1,475 Kelly Class B common shares owned by Persol Holdings at a price based on the last five trading days prior to the transaction. We sold almost all of our ownership interest in PersolKelly to our joint venture partner. The payment of income taxes due as a result of the sale of the Persol Holdings shares of approximately $50 million will be made by the end of 2022.

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

Forward-Looking Statements
Certain statements contained in this report and in our investor conference call related to these results are “forward-looking” statements within the meaning of the applicable securities laws and regulations. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by us that may be provided by management, including oral statements or other written materials released to the public, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about our Company and economic and market factors in the countries in which we do business, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changing market and economic conditions, the impact of the novel coronavirus (COVID-19) outbreak, competitive market pressures including pricing and technology introductions and disruptions, disruption in the labor market and weakened demand for human capital resulting from technological advances, competition law risks, the impact of changes in laws and regulations (including federal, state and international tax laws), unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, or the risk of additional tax liabilities in excess of our estimates, our ability to achieve our business strategy, our ability to successfully develop new service offerings, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with government or government contractors, the risk of damage to our brand, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, services of licensed professionals and services connecting talent to independent work, our increasing dependency on third parties for the execution of critical functions, our ability to effectively implement and manage our information technology strategy, the risks associated with past and future acquisitions, including risk of related impairment of goodwill and intangible assets, risks associated with conducting business in foreign countries, including foreign currency fluctuations, risks associated with violations of anticorruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, our ability to sustain critical business applications through our key data centers, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyberattacks or other breaches of network or information technology security, our ability to realize value from our tax credit and net operating loss carryforwards, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2022 first quarter earnings.
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
On March 7, 2022, we completed the acquisition of RocketPower (see Acquisitions footnote). Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, we intend to exclude the acquired RocketPower business from our assessment and report on internal control over financial reporting for the year ending January 1, 2023. We are in the process of integrating RocketPower into our system of internal control over financial reporting.
Except as noted above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes in the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on Form 10-K for the year ended January 2, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2022, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
January 3, 2022 through February 6, 2022	1,881	$18.39	—	$—

February 7, 2022 through March 6, 2022	34,757	20.78	1,577,614	$—

March 7, 2022 through April 3, 2022	3,496	21.38	—	$—

Total	40,134	$20.72	1,577,614
(1) We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 40,134 shares were reacquired in transactions during the quarter.

(2) On February 14, 2022, the Board of Directors of the Company authorized a stock repurchase from Persol Holdings as part of a publicly announced plan between the Company and Persol Holdings to mutually discontinue their cross-shareholding. 1,576,139 shares of the Company's Class A common stock and 1,475 shares of its Class B common stock were repurchased in an open-market transaction on February 14, 2022 and subsequently retired and returned to unauthorized status.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 44 of this filing.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
10.8*	Employment Agreement between Kelly Services Management Sarl and Olivier Thirot.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 12, 2022

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2022

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)