Form 10-Q
period 2022-07-03
KELLY SERVICES INC
filed 2022-08-11
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
OR
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
Yes ☐ No ☒
At August 1, 2022, 34,588,694 shares of Class A and 3,357,146 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenue from services	$1,267.3	$1,258.1	$2,563.7	$2,464.0

Cost of services	1,004.9	1,027.1	2,042.7	2,019.7

Gross profit	262.4	231.0	521.0	444.3

Selling, general and administrative expenses	240.1	217.3	476.2	420.0

Impairment of assets held for sale	18.5	—	18.5	—

Gain on sale of assets	(4.4)	—	(5.3)	—

Earnings from operations	8.2	13.7	31.6	24.3

Gain (loss) on investment in Persol Holdings	—	6.3	(67.2)	36.3

Loss on currency translation from liquidation of subsidiary	—	—	(20.4)	—

Other income (expense), net	(1.1)	(0.3)	1.7	(3.7)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	7.1	19.7	(54.3)	56.9

Income tax expense (benefit)	4.9	(2.6)	(8.1)	7.9

Net earnings (loss) before equity in net earnings (loss) of affiliate	2.2	22.3	(46.2)	49.0

Equity in net earnings (loss) of affiliate	—	1.7	0.8	0.6

Net earnings (loss)	$2.2	$24.0	$(45.4)	$49.6

Basic earnings (loss) per share	$0.06	$0.60	$(1.19)	$1.25
Diluted earnings (loss) per share	$0.06	$0.60	$(1.19)	$1.25

Average shares outstanding (millions):
Basic	37.9	39.4	38.3	39.4
Diluted	38.2	39.5	38.3	39.5
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net earnings (loss)	$2.2	$24.0	$(45.4)	$49.6

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.0, tax benefit of $0.1, tax expense of $0.1 and $0.4, respectively	1.3	2.0	(8.6)	(11.6)
Less: Reclassification adjustments included in net earnings (loss) - liquidation of Japan subsidiary	—	—	20.4	—
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	0.2	—	2.7	—
Foreign currency translation adjustments	1.5	2.0	14.5	(11.6)

Other comprehensive income (loss)	1.5	2.0	14.5	(11.6)

Comprehensive income (loss)	$3.7	$26.0	$(30.9)	$38.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 3, 2022	January 2, 2022
Assets
Current Assets
Cash and equivalents	$133.9	$112.7
Trade accounts receivable, less allowances of $12.0 and $12.6, respectively	1,497.9	1,423.2
Prepaid expenses and other current assets	80.6	52.8
Assets held for sale	24.6	—
Total current assets	1,737.0	1,588.7

Noncurrent Assets
Property and equipment:
Property and equipment	173.3	205.1
Accumulated depreciation	(147.9)	(169.8)
Net property and equipment	25.4	35.3
Operating lease right-of-use assets	70.1	75.8
Deferred taxes	298.3	302.8
Goodwill, net	192.1	114.8
Investment in Persol Holdings	—	264.3
Investment in equity affiliate	—	123.4
Other assets	412.3	389.1
Total noncurrent assets	998.2	1,305.5

Total Assets	$2,735.2	$2,894.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 3, 2022	January 2, 2022
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$—	$—
Accounts payable and accrued liabilities	734.7	687.2
Operating lease liabilities	15.3	17.5
Accrued payroll and related taxes	322.4	318.4
Accrued workers’ compensation and other claims	24.4	20.8
Income and other taxes	50.5	51.3
Liabilities held for sale	13.7	—
Total current liabilities	1,161.0	1,095.2

Noncurrent Liabilities
Operating lease liabilities	57.7	61.4
Accrued payroll and related taxes	—	57.6
Accrued workers’ compensation and other claims	43.4	37.0
Accrued retirement benefits	180.2	220.0
Other long-term liabilities	16.0	86.8
Total noncurrent liabilities	297.3	462.8

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 35.1 shares issued at 2022 and 36.7 shares issued at 2021	35.1	36.7
Class B common stock, 10.0 shares authorized; 3.4 shares issued at 2022 and 3.4 shares issued at 2021	3.4	3.4
Treasury stock, at cost
Class A common stock, 0.6 shares at 2022 and 0.7 shares at 2021	(11.9)	(14.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	24.9	23.9
Earnings invested in the business	1,239.2	1,315.0
Accumulated other comprehensive income (loss)	(13.2)	(27.7)
Total stockholders’ equity	1,276.9	1,336.2

Total Liabilities and Stockholders’ Equity	$2,735.2	$2,894.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Capital Stock
Class A common stock
Balance at beginning of period	$35.1	$36.7	$36.7	$36.7
Conversions from Class B	—	—	—	—
Share retirement	—	—	(1.6)	—
Balance at end of period	35.1	36.7	35.1	36.7

Class B common stock
Balance at beginning of period	3.4	3.4	3.4	3.4
Conversions to Class A	—	—	—	—
Balance at end of period	3.4	3.4	3.4	3.4

Treasury Stock
Class A common stock
Balance at beginning of period	(12.4)	(15.1)	(14.5)	(16.5)
Net issuance of stock awards	0.5	0.4	2.6	1.8
Balance at end of period	(11.9)	(14.7)	(11.9)	(14.7)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	22.8	20.6	23.9	21.3
Net issuance of stock awards	2.1	1.7	1.0	1.0
Balance at end of period	24.9	22.3	24.9	22.3

Earnings Invested in the Business
Balance at beginning of period	1,239.9	1,188.5	1,315.0	1,162.9
Net earnings (loss)	2.2	24.0	(45.4)	49.6
Dividends	(2.9)	—	(4.8)	—
Share retirement	—	—	(25.6)	—
Balance at end of period	1,239.2	1,212.5	1,239.2	1,212.5

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(14.7)	(17.8)	(27.7)	(4.2)
Other comprehensive income (loss), net of tax	1.5	2.0	14.5	(11.6)
Balance at end of period	(13.2)	(15.8)	(13.2)	(15.8)

Stockholders’ Equity at end of period	$1,276.9	$1,243.8	$1,276.9	$1,243.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	July 3, 2022	July 4, 2021
Cash flows from operating activities:
Net earnings (loss)	$(45.4)	$49.6
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Impairment of assets held for sale	18.5	—
Depreciation and amortization	16.1	14.1
Operating lease asset amortization	9.8	10.7
Provision for credit losses and sales allowances	1.3	—
Stock-based compensation	3.8	2.8
(Gain) loss on investment in Persol Holdings	67.2	(36.3)
Loss on currency translation from liquidation of subsidiary	20.4	—
Gain on foreign currency remeasurement	(5.5)	—
Gain on sale of assets	(5.3)	—
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	(0.8)	(0.6)
Other, net	2.9	2.2
Changes in operating assets and liabilities, net of acquisitions	(190.3)	5.1
Net cash (used in) from operating activities	(107.3)	47.6

Cash flows from investing activities:
Capital expenditures	(3.5)	(4.9)
Proceeds from sale of assets	4.5	—
Acquisition of companies, net of cash received	(143.1)	(219.0)
Proceeds from company-owned life insurance	1.5	10.4
Proceeds from sale of Persol Holdings investment	196.9	—
Proceeds from sale of equity method investment	119.5	—
Proceeds related to loans with equity affiliate	—	5.8
Proceeds from equity securities	—	5.0
Other investing activities	(0.2)	1.0
Net cash from (used in) investing activities	175.6	(201.7)

Cash flows from financing activities:
Net change in short-term borrowings	—	(0.1)
Financing lease payments	(0.4)	(0.3)
Dividend payments	(4.8)	—
Payments of tax withholding for stock awards	(0.8)	(0.6)
Buyback of common shares	(27.2)	—
Contingent consideration payments	(0.7)	—
Net cash used in financing activities	(33.9)	(1.0)

Effect of exchange rates on cash, cash equivalents and restricted cash	0.1	(2.3)

Net change in cash, cash equivalents and restricted cash	34.5	(157.4)
Cash, cash equivalents and restricted cash at beginning of period	119.5	228.1

Cash, cash equivalents and restricted cash at end of period (1)	$154.0	$70.7

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	26 Weeks Ended
	July 3, 2022	July 4, 2021
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$133.9	$64.4
Cash included in assets held for sale	12.2	—
Restricted cash included in prepaid expenses and other current assets	0.6	0.1
Noncurrent assets:
Restricted cash included in other assets	7.3	6.2
Cash, cash equivalents and restricted cash at end of period	$154.0	$70.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2022 (the 2021 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K, with the exception of those described in the New Accounting Pronouncements footnote. The Company’s second fiscal quarter ended on July 3, 2022 (2022) and July 4, 2021 (2021), each of which contained 13 weeks. The corresponding June year-to-date periods for 2022 and 2021 each contained 26 weeks.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	Second Quarter		June Year to Date
	2022	2021	2022	2021
Professional & Industrial
Staffing services	$309.5	$359.8	$644.4	$712.3
Permanent placement	7.7	5.3	17.9	10.2
Outcome-based services	98.6	101.4	197.8	211.6
Total Professional & Industrial	415.8	466.5	860.1	934.1

Science, Engineering & Technology
Staffing services	223.1	212.9	443.7	399.1
Permanent placement	8.5	6.1	16.5	10.9
Outcome-based services	92.7	79.2	181.2	142.9
Total Science, Engineering & Technology	324.3	298.2	641.4	552.9

Education
Staffing services	152.5	104.1	324.4	214.9
Permanent placement	3.0	1.8	4.5	2.6
Total Education	155.5	105.9	328.9	217.5

Outsourcing & Consulting
Talent solutions	124.4	107.3	233.5	206.6
Total Outsourcing & Consulting	124.4	107.3	233.5	206.6

International
Staffing services	237.2	272.0	478.9	537.6
Permanent placement	5.6	5.4	12.5	10.9
Talent solutions	4.8	3.0	9.0	4.8
Total International	247.6	280.4	500.4	553.3

Total Intersegment	(0.3)	(0.2)	(0.6)	(0.4)

Total Revenue from Services	$1,267.3	$1,258.1	$2,563.7	$2,464.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and OCG operates in the Americas, Europe and Asia-Pacific regions. The International segment includes our Mexico operations, which are included in the Americas region, and Europe.

The below table presents our revenues disaggregated by geography (in millions of dollars):

	Second Quarter		June Year to Date
	2022	2021	2022	2021
Americas
United States	$928.9	$894.6	$1,885.5	$1,753.1
Canada	40.3	39.5	79.4	73.6
Puerto Rico	28.9	26.9	56.5	51.1
Mexico	11.2	33.1	21.5	67.7
Total Americas Region	1,009.3	994.1	2,042.9	1,945.5

Europe
Switzerland	55.3	54.0	110.3	106.7
France	50.4	57.5	105.0	111.8
Portugal	42.0	40.6	83.9	84.3
Russia	28.7	33.7	58.4	66.3
Italy	18.4	19.4	37.9	37.5
United Kingdom	16.0	17.7	31.0	34.7
Other	35.7	31.8	72.0	59.6
Total Europe Region	246.5	254.7	498.5	500.9

Total Asia-Pacific Region	11.5	9.3	22.3	17.6

Total Kelly Services, Inc.	$1,267.3	$1,258.1	$2,563.7	$2,464.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	Second Quarter		June Year to Date
	2022	2021	2022	2021
Science, Engineering & Technology
Americas	$320.4	$296.6	$634.2	$549.8
Europe	3.9	1.6	7.2	3.1
Total Science, Engineering & Technology	$324.3	$298.2	$641.4	$552.9

Outsourcing & Consulting
Americas	$107.1	$92.6	$199.4	$177.4
Europe	5.8	5.5	11.8	11.7
Asia-Pacific	11.5	9.2	22.3	17.5
Total Outsourcing & Consulting	$124.4	$107.3	$233.5	$206.6

International
Americas	$10.8	$32.8	$20.9	$67.1
Europe	236.8	247.6	479.5	486.2
Total International	$247.6	$280.4	$500.4	$553.3

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $3.1 million as of second quarter-end 2022 and $1.3 million as of year-end 2021. Amortization expense for the deferred costs for the second quarter and June year-to-date 2022 was $1.9 million and $3.8 million, respectively. Amortization expense for the deferred costs for the second quarter and June year-to-date 2021 was $5.2 million and $12.1 million, respectively.

3. Credit Losses
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	June Year to Date
	2022	2021
Allowance for credit losses:
Beginning balance	$9.4	$9.8
Current period provision	0.9	(0.2)
Currency exchange effects	(0.3)	0.1
Write-offs	(1.6)	(0.8)
Ending balance	$8.4	$8.9

Write-offs are presented net of recoveries, which were not material for June year-to-date 2022 and 2021.

We were engaged in litigation with a customer over a disputed accounts receivable balance for certain services rendered more than five years ago, which was recorded as a long-term receivable in other assets in the consolidated balance sheet as of second quarter-end 2021. The related allowance for credit losses on this long-term customer receivable was $10.9 million and represented the likelihood of collection as of second quarter-end 2021. Based on a final ruling in the case in favor of the customer, we wrote off the entire receivable balance in the third quarter of 2021. No other allowances related to other receivables were material for second quarter-end 2022.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4.  Acquisitions
In the second quarter of 2022, Kelly Services USA, LLC ("KSU"), a wholly owned subsidiary of the Company, acquired Pediatric Therapeutic Services ("PTS"), as detailed below. In the first quarter of 2022, the Company acquired Rocket Power Holdings LLC and Rocket Power Ops LLC (collectively, "RocketPower"), as detailed below. In the second quarter of 2021, the Company acquired Softworld, Inc. ("Softworld"), as detailed below.

Pediatric Therapeutic Services

On May 2, 2022, KSU acquired 100% of the membership interests of PTS for a purchase price of $82.1 million. PTS is a specialty firm that provides and manages various state and federally mandated in-school therapy services. This acquisition will expand Kelly Education's K-12 solution offering in the education staffing market and serve as an entry point into the therapeutic services market. Under terms of the purchase agreement, the purchase price was adjusted for cash held by PTS at the closing date and estimated working capital adjustments resulting in the Company paying cash of $85.7 million. Total consideration includes $1.1 million of additional consideration that is payable to the seller by the end of 2022 related to employee retention credits. The total consideration is as follows (in millions of dollars):

Cash consideration paid	$85.7
Additional consideration payable	1.1
Total consideration	$86.8

Due to the limited amount of time that has passed since acquiring PTS, the purchase price allocation for this acquisition is preliminary and could change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$0.9
Trade accounts receivable	10.0
Prepaid expenses and other current assets	1.6
Net property and equipment	0.4
Goodwill	36.3
Intangibles	40.3
Accounts payable and accrued liabilities, current	(2.6)
Accrued payroll and related taxes, current	(0.1)
Total consideration, including working capital adjustments	$86.8

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the PTS acquisition was $40.3 million of intangibles, made up of $29.8 million in customer relationships, $9.3 million associated with PTS's trade names and $1.2 million for non-compete agreements. Customer relationships will be amortized over 15 years with no residual value, trade names will be amortized over 15 years with no residual value, and the non-compete agreements will be amortized over five years with no residual value. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the Education operating segment (see Goodwill footnote). All of the goodwill is expected to be deductible for tax purposes.

PTS's results of operations are included in the Education segment. Our consolidated revenues and earnings from operations for the second quarter and June year-to-date 2022 included $7.2 million and $0.9 million, respectively, from PTS. Pro forma results of operations for this acquisition have not been presented as the acquisition does not have a material impact to the consolidated statements of earnings.

RocketPower

On March 7, 2022, the Company acquired 100% of the issued and outstanding membership interests of RocketPower for a purchase price of $59.3 million. RocketPower is a leading provider of RPO and other outsourced talent solutions to U.S. high-

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
tech companies. This acquisition will expand OCG's RPO solution and delivery offering and enhance the specialty RPO strategy and expertise within the high-tech industry. Under terms of the purchase agreement, the purchase price was adjusted for cash held by RocketPower at the closing date and estimated working capital adjustments resulting in the Company paying cash of $61.8 million. Total consideration includes $1.1 million of additional consideration that is payable to the seller in 2023 related to employee retention credits and contingent consideration with an estimated fair value of $0.6 million related to an earnout payment with a maximum potential cash payment of $31.8 million in the event certain financial metrics are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model (see Fair Value Measurements footnote). The earnout is expected to be paid in 2023 and 2024 after each earn-out year pursuant to the terms of the purchase agreement. The total consideration is as follows (in millions of dollars):

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

RocketPower's results of operations are included in the OCG segment in 2022 on a one-month lag, accordingly our first quarter 2022 consolidated revenues and earnings from operations did not include any results from RocketPower. Our consolidated revenues and earnings from operations for the second quarter and June year-to-date 2022 included $11.5 million and $1.0 million, respectively, from RocketPower. Pro forma results of operations for this acquisition have not been presented as the acquisition does not have a material impact to the consolidated statements of earnings.

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

As of first quarter-end 2022, the purchase price allocation for this acquisition was final. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue synergies and was assigned to the SET operating segment (see Goodwill footnote). All of the goodwill is expected to be deductible for tax purposes.

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

On February 14, 2022, the Company repurchased 1,576,169 Class A and 1,475 Class B common shares held by Persol Holdings for $27.2 million. The purchase price was based on the average closing price of the last five business days prior to the transaction. The shares were subsequently retired and returned to an authorized, unissued status. In accordance with the Company's policy, the amount paid to repurchase the shares in excess of par value of $25.6 million was recorded to earnings invested in the business in the consolidated balance sheet at the time of the share retirement.

On February 15, 2022, Kelly Services Japan, Inc. sold the investment in the common stock of Persol Holdings in an open-market transaction for proceeds of $196.9 million, net of transaction fees. As our investment was a noncontrolling interest in Persol Holdings, the investment was recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange through the date of the transaction (see Fair Value Measurements footnote). The $67.2 million loss in the first quarter of 2022 recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings included $52.4 million for losses related to changes in fair value up to the date of the transaction and $14.8 million for the discount from the market price on the date of the sale and transaction costs. The gain on the investment of $6.3 million and $36.3 million in the second quarter and June year-to-date 2021, respectively, was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

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

The operating results of the Company’s interest in the JV were accounted for on a one-quarter lag under the equity method and were reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings through the date of the sale. Such amounts were earnings of $0.8 million in June year-to-date 2022, representing the results through the date of the sale, and earnings of $1.7 million and $0.6 million in the second quarter and June year-to-date 2021, respectively.

After the sale, the Company has a 2.5% ownership interest in the JV and discontinued its use of equity method accounting. The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote). The equity investment, included in other assets on the Company’s consolidated balance sheet, totaled $6.4 million as of second quarter-end 2022 and the investment in equity affiliate on the Company's consolidated balance sheet totaled $123.4 million as of year-end 2021.

7.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of second quarter-end 2022 and year-end 2021 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of Second Quarter-End 2022
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$51.2	$51.2	$—	$—
Investment in Persol Holdings	—	—	—	—
Total assets at fair value	$51.2	$51.2	$—	$—

Brazil indemnification	$(3.3)	$—	$—	$(3.3)
Greenwood/Asher earnout	(3.0)	—	—	(3.0)
RocketPower earnout	(0.6)	—	—	(0.6)
Total liabilities at fair value	$(6.9)	$—	$—	$(6.9)

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

Money market funds represent investments in money market funds that hold government securities, of which $7.3 million as of second quarter-end 2022 and $6.5 million as of year-end 2021 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of second quarter-end 2022 and year-end 2021 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

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

As of second quarter-end 2022 and year-end 2021, the Company had an indemnification liability of $3.3 million and $2.4 million, respectively, in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a Level 3 liability, and is being measured on a recurring basis. During the second quarter of 2022, the Company reassessed the value of the indemnification liability and determined that it was necessary to record an increase to the liability of $0.8 million. Additionally, during year-to-date 2022, the Company recognized an increase of $0.1 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, totaling $3.0 million at second quarter-end 2022 in accounts payable and accrued liabilities and $4.6 million at year-end 2021 with $2.3 million in accounts payable and accrued liabilities and $2.3 million in other long-term liabilities in the consolidated balance sheet. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and is considered a Level 3 liability. During the first quarter of 2022, the Company paid the year one portion of the earnout totaling $2.3 million. In the consolidated statements of cash flows, $0.7 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. During the second quarter of 2022, the Company reassessed the value of the indemnification liability and determined it was necessary to record an increase to the liability of $0.7 million.

The Company recorded an earnout liability relating to the 2022 acquisition of RocketPower, totaling $0.6 million at second quarter-end 2022 with $0.5 million in accounts payable and accrued liabilities and $0.1 million in other long-term liabilities in the consolidated balance sheet (see Acquisitions footnote). The maximum total cash payments which may be due related to the earnout liability is $31.8 million. The initial valuation of the earnout liability was established using a Black Scholes model and represents the fair value and is considered a Level 3 liability.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Equity Investment Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in the JV (see Investment in PersolKelly Pte. Ltd. footnote), with the remaining 2.5% interest now being measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The sale of the shares of the JV represented an observable transaction requiring the Company to calculate the current fair value based on the purchase price of the shares, in which the resulting adjustment was not material. The investment totaled $6.4 million as of second quarter-end 2022, representing total cost plus observable price changes to date.

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

8. Restructuring
In the first quarter of 2022, the Company took restructuring actions designed to increase efficiency. There were no restructuring charges incurred in the second quarter of 2022 or June year-to-date 2021.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2021	$2.9
Additions charged to Professional & Industrial	0.3
Additions charged to Outsourcing & Consulting	0.2
Additions charged to Education	0.4
Additions charged to Corporate	0.8
Reductions for cash payments related to all restructuring activities	(2.0)
Balance as of first quarter-end 2022	2.6
Reductions for cash payments related to all restructuring activities	(1.1)
Accrual adjustments	(0.2)
Balance as of second quarter-end 2022	$1.3

The remaining balance of $1.3 million as of second quarter-end 2022 primarily represents severance costs, and the majority is expected to be paid by year-end 2022. No material adjustments are expected to be recorded.

9. Goodwill
The changes in the carrying amount of goodwill as of June year-to-date 2022 are included in the table below. The goodwill resulting from the acquisition of RocketPower during the first quarter of 2022 was allocated to the OCG reportable segment and the goodwill resulting from the acquisition of PTS during the second quarter of 2022 was allocated to the Education reportable segment (see Acquisitions footnote).

	As of Year-End 2021	Additions to Goodwill	Impairment Adjustments	As of Second Quarter-End 2022
	(In millions of dollars)
Science, Engineering & Technology	$111.3	$—	$—	$111.3
Education	3.5	36.3	—	39.8
Outsourcing & Consulting	—	41.0	—	41.0
Total	$114.8	$77.3	$—	$192.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the second quarter and June year-to-date 2022 and 2021 are included in the table below. Amounts in parentheses indicate debits. June year-to-date 2022 reclassification adjustments out of accumulated other comprehensive income (loss) related to the liquidation of the Japan subsidiary, as shown in the table below, were recorded in the loss on currency translation from liquidation of subsidiary line item in the consolidated statements of earnings. June year-to-date 2022 reclassification adjustments out of accumulated other comprehensive income (loss) related to the equity method investment and other, as shown in the table below, which includes $1.9 million related to the investment in PersolKelly Pte. Ltd., were recorded in the other income (expense), net line item in the consolidated statements of earnings. See Investment in PersolKelly Pte. Ltd. footnote for more details.

	Second Quarter		June Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(12.0)	$(14.4)	$(25.0)	$(0.8)
Other comprehensive income (loss) before reclassifications	1.3	2.0	(8.6)	(11.6)
Amounts reclassified from accumulated other comprehensive income (loss) - liquidation of Japan subsidiary	—	—	20.4	—
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other	0.2	—	2.7	—
Net current-period other comprehensive income (loss)	1.5	2.0	14.5	(11.6)
Ending balance	(10.5)	(12.4)	(10.5)	(12.4)

Pension liability adjustments:
Beginning balance	(2.7)	(3.4)	(2.7)	(3.4)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(2.7)	(3.4)	(2.7)	(3.4)

Total accumulated other comprehensive income (loss)	$(13.2)	$(15.8)	$(13.2)	$(15.8)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the second quarter and June year-to-date 2022 and 2021 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2022	2021	2022	2021
Net earnings (loss)	$2.2	$24.0	$(45.4)	$49.6
Less: earnings allocated to participating securities	—	(0.2)	—	(0.4)
Net earnings (loss) available to common shareholders	$2.2	$23.8	$(45.4)	$49.2

Average shares outstanding (millions):
Basic	37.9	39.4	38.3	39.4
Dilutive share awards	0.3	0.1	—	0.1
Diluted	38.2	39.5	38.3	39.5

Basic earnings (loss) per share	$0.06	$0.60	$(1.19)	$1.25
Diluted earnings (loss) per share	$0.06	$0.60	$(1.19)	$1.25

Potentially dilutive shares outstanding are primarily related to deferred common stock related to the non-employee directors deferred compensation plan for the second quarter of 2022 and 2021 and June year-to-date 2021. Due to our net loss in June year-to-date 2022, potentially dilutive shares primarily related to deferred common stock related to the non-employee directors deferred compensation plan of 0.2 million shares had an anti-dilutive effect on diluted earnings per share and were excluded from the computation for June year-to-date 2022. Dividends paid per share for Class A and Class B common stock were $0.075 for the second quarter 2022, $0.125 for June year-to-date 2022 and $0.00 for the second quarter 2021 and June year-to-date 2021.

12.  Stock-Based Compensation
For the second quarter of 2022, the Company recognized stock compensation expense of $1.7 million, and a related tax benefit of $0.2 million. For the second quarter of 2021, the Company recognized stock compensation expense of $1.4 million, and a related tax benefit of $0.3 million. For June year-to-date 2022, the Company recognized stock compensation expense of $3.8 million, and a related tax benefit of $0.5 million. For June year-to-date 2021, the Company recognized stock compensation expense of $2.8 million, and a related tax benefit of $0.4 million.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
A summary of the status of all nonvested performance shares at target as of second quarter-end 2022 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents the 2019 and a portion of the 2021 financial measure performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2021	708	$20.03
Granted	186	21.19
Vested	(48)	22.55
Forfeited	(6)	16.81
Vesting adjustment	(142)	24.45
Nonvested at second quarter-end 2022	698	$19.39
Restricted Stock

A summary of the status of nonvested restricted stock as of second quarter-end 2022 and year-to-date changes is presented as follows below (in thousands of shares except per share data). During the second quarter of 2022, the Company granted 128,000 shares with a weighted average grant date fair value of $17.92 as a special retention stock award to certain key employees and is reflected in the granted line item below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2021	403	$21.24
Granted	388	20.47
Vested	(101)	22.43
Forfeited	(72)	21.62
Nonvested at second quarter-end 2022	618	$20.52

13. Sale of Assets

In June 2022, the Company sold an under-utilized real property for a purchase price of $4.5 million, subject to final closing adjustments. The Company received cash proceeds of $3.6 million in the second quarter of 2022 and previously received cash proceeds of $0.8 million as a deposit in 2021 when the contract was first executed. As of the date of the sale, the land had insignificant carrying value; as such, the resulting gain on the sale was $4.4 million, which is recorded in gain on sale of assets in the consolidated statements of earnings.

In January 2022, the Company sold a property for a purchase price of $0.9 million, subject to final closing adjustments. The Company received cash proceeds of $0.9 million in the first quarter of 2022. As of the date of the sale, the property had an immaterial carrying value; as such, the resulting gain on the sale of the property was $0.9 million, which is recorded in gain on sale of assets in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
14. Held for Sale

Russia Operations

In the second quarter of 2022, the Company announced its intention to transition its business in Russia. On June 30, 2022, the Company entered into a definitive agreement to sell its Russia operations ("disposal group"), which is included in the Company's International operating segment. As of the date of the agreement and until closing of the sale, the disposal group is classified as held for sale and measured at the lower of its carrying amount or fair value less estimated costs to sell. As of July 3, 2022, the assets and liabilities that have met the classification as held for sale are $38.4 million and $13.7 million, respectively. The fair value as of July 3, 2022 less costs to sell was estimated based on the terms of the definitive agreement and is $7.3 million. As a result, the Company has recorded a held for sale impairment charge of $18.5 million in the second quarter of 2022, which is recorded as a reduction to the assets in the assets held for sale in the consolidated balance sheet and in impairment of assets held for sale in the consolidated statements of earnings. The impairment charge includes $1.1 million for the anticipated liquidation of the cumulative translation adjustment. On July 20, 2022, subsequent to the end of the second quarter, the sale was completed and the Company no longer operates in Russia.

The disposal group did not meet the requirements to be classified as discontinued operations as the sale will not have a material effect on the Company's operations and does not represent a strategic shift in the Company's strategy. Our consolidated earnings before taxes for the second quarter of 2022 and 2021 included $0.7 million and $0.8 million, respectively, from the Russia operations and for June year-to-date 2022 and 2021 included $1.1 million and $1.3 million, respectively, from the Russia operations.

The major classes of assets and liabilities of the disposal group that have met the classification of held for sale as of July 3, 2022 are as follows (in millions of dollars):

July 3, 2022
Assets held for sale
Cash and equivalents	$12.2
Trade accounts receivable, net	23.9
Prepaid expenses and other current assets	0.8
Property and equipment, net	0.6
Operating lease right-of-use assets	0.2
Deferred taxes	0.4
Other assets	0.3
Assets held for sale	38.4

Liabilities held for sale
Accounts payable and accrued liabilities	(0.5)
Operating lease liabilities	(0.2)
Accrued payroll and related taxes	(8.3)
Income and other taxes	(4.7)
Liabilities held for sale	(13.7)

Disposal group, net	$24.7

Cash and equivalents in the consolidated statements of cash flows as of the second quarter-end 2022 includes $12.2 million of cash that is included in the disposal group. The disposal group's cash is not reflected as cash and equivalents in the consolidated balance sheet as of second quarter-end 2022, as the assets of the disposal group are recognized net of the impairment charge as assets held for sale.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Subsequent to the second quarter-end, the sale was completed and the Company received proceeds of $7.4 million, including purchase price adjustments, in July 2022. The assets and liabilities will be derecognized in the third quarter of 2022 as well as any adjustments to the loss on the sale.

Real Property

Kelly Properties, LLC, a wholly owned subsidiary of the Company, entered into an agreement on May 11, 2022 to sell real property located in Troy, Michigan. Accordingly, during the second quarter of 2022, the transaction met the criteria to classify the property as held for sale. The property held for sale includes the property and all improvements to the property, together with all rights and easements. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated costs to sell, and depreciation is suspended on assets upon classification to held for sale. The carrying amount of the property held for sale as of the second quarter-end 2022 is $4.7 million, which is less than the sales price in the purchase agreement, less estimated costs to sell. The proceeds of the sale are expected to be approximately $5.6 million, net of commissions and transaction expenses. The Company has presented these assets as current assets held for sale in the consolidated balance sheet as of the second quarter-end 2022, as the property is expected to be sold in the fourth quarter of 2022 per terms of the purchase agreement.

15.  Other Income (Expense), Net
Included in other income (expense), net for the second quarter and June year-to-date 2022 and 2021 are the following:

	Second Quarter		June Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Interest income	$0.4	$—	$0.5	$0.1
Interest expense	(0.5)	(0.6)	(1.1)	(1.2)
Dividend income	—	1.0	—	1.0
Foreign exchange gains (losses)	0.9	(0.7)	5.6	(0.9)
Other	(1.9)	—	(3.3)	(2.7)
Other income (expense), net	$(1.1)	$(0.3)	$1.7	$(3.7)
Included in Other for the second quarter and June year-to-date 2022 is $0.8 million of expense related to the remeasurement of the Brazil indemnification liability (see Fair Value Measurements footnote). Included in foreign exchange gains (losses) for June year-to-date 2022 is a $5.5 million foreign exchange gain on a U.S. dollar-denominated cash balance held by the Company's Japan entity (see Investment in Persol Holdings footnote). Included in Other for June year-to-date 2021 is a loss from the sale of the assets related to our minority investment in Kenzie Academy (see Fair Value Measurements footnote) and transaction-related expenses from the April 2021 acquisition of Softworld (see Acquisitions footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
16. Income Taxes
Income tax expense was $4.9 million for the second quarter of 2022 and income tax benefit was $2.6 million for the second quarter of 2021. Income tax benefit was $8.1 million for June year-to-date 2022 and income tax expense was $7.9 million for June year-to-date 2021. The second quarter and June year-to-date 2021 amounts benefited $5.2 million from a change in United Kingdom tax rates, and from tax exempt gains on life insurance policies. The second quarter and June year-to-date 2022 taxes had no tax benefit from losses on life insurance policies. The second quarter and June year-to-date 2022 amounts are also impacted by changes in earnings from operations.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation and, prior to February 2022, changes in the fair value of the Company's investment in Persol Holdings, which were treated as discrete since they cannot be estimated.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At second quarter-end 2022 and year-end 2021, the gross accrual for litigation costs amounted to $1.7 million and $1.4 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets in the consolidated balance sheet. At second quarter-end 2022, the related insurance receivables amounted to $0.6 million. At year-end 2021, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.7 million to $8.6 million as of second quarter-end 2022. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the second quarter and June year-to-date 2022 and 2021. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	Second Quarter		June Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$415.8	$466.5	$860.1	$934.1
Science, Engineering & Technology	324.3	298.2	641.4	552.9
Education	155.5	105.9	328.9	217.5
Outsourcing & Consulting	124.4	107.3	233.5	206.6
International	247.6	280.4	500.4	553.3

Less: Intersegment revenue	(0.3)	(0.2)	(0.6)	(0.4)

Consolidated Total	$1,267.3	$1,258.1	$2,563.7	$2,464.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Earnings (loss) from Operations:

Professional & Industrial gross profit	$77.8	$75.2	$160.9	$151.1
Professional & Industrial SG&A expenses	(67.4)	(69.0)	(138.8)	(138.4)
Professional & Industrial earnings (loss) from operations	10.4	6.2	22.1	12.7

Science, Engineering & Technology gross profit	75.2	66.5	149.0	119.7
Science, Engineering & Technology SG&A expenses	(54.8)	(46.9)	(108.0)	(82.6)
Science, Engineering & Technology earnings (loss) from operations	20.4	19.6	41.0	37.1

Education gross profit	26.0	16.8	52.6	34.0
Education SG&A expenses	(20.4)	(15.3)	(39.0)	(29.5)
Education earnings (loss) from operations	5.6	1.5	13.6	4.5

Outsourcing & Consulting gross profit	46.2	34.8	83.5	66.1
Outsourcing & Consulting SG&A expenses	(39.8)	(30.1)	(74.1)	(58.5)
Outsourcing & Consulting earnings (loss) from operations	6.4	4.7	9.4	7.6

International gross profit	37.2	37.7	75.0	73.4
International SG&A expenses	(34.6)	(34.6)	(67.8)	(67.7)
International earnings (loss) from operations	2.6	3.1	7.2	5.7

Corporate	(23.1)	(21.4)	(48.5)	(43.3)
Impairment of assets held for sale	(18.5)	—	(18.5)	—
Gain on sale of assets	4.4	—	5.3	—
Consolidated Total	8.2	13.7	31.6	24.3
Gain (loss) on investment in Persol Holdings	—	6.3	(67.2)	36.3
Loss on currency translation from liquidation of subsidiary	—	—	(20.4)	—
Other income (expense), net	(1.1)	(0.3)	1.7	(3.7)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$7.1	$19.7	$(54.3)	$56.9

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	Second Quarter		June Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$1.0	$1.4	$2.1	$2.8
Science, Engineering & Technology	3.2	3.3	6.3	4.3
Education	1.3	0.9	2.1	1.9
Outsourcing & Consulting	1.0	0.2	1.2	0.4
International	0.5	0.5	1.0	1.0

19.  New Accounting Pronouncements

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

The Talent Solutions Industry

Labor markets have been in the midst of change due to automation, secular shifts in labor supply and demand and skills gaps. Global demographic trends are reshaping and redefining the way in which companies find and use talent, and the COVID-19 pandemic changed where and how companies expect work to be performed—a shift we expect will carry over into the future. In response, the talent solutions industry is adjusting how it sources, recruits, trains and places talent.

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

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused in office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect and our Business and Professional Services products

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries, as well as Softworld, a technology staffing and workforce solutions company acquired in 2021

•Education – delivers staffing, direct-hire and executive search services across the full education spectrum from early childhood to higher education in the U.S., and includes Teachers On Call, Greenwood/Asher & Associates and Pediatric Therapeutic Services ("PTS"), a specialty firm providing in-school therapy services, acquired in May 2022

•Outsourcing & Consulting – delivers Master Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), which includes our March 2022 acquisition of RocketPower, Payroll Process Outsourcing ("PPO") and Talent Advisory Services to customers on a global basis

•International – delivers staffing, RPO and direct-hire services in 14 countries in Europe, as well as services in Mexico delivered in accordance with recent changes in labor market regulations. Effective July 20, 2022, we completed a transaction to transfer our business in Russia to an in-country provider and no longer operate in Russia.

In addition, we hold a minority interest in PersolKelly Pte. Ltd. ("PersolKelly"), which provides staffing and direct hire services to customers in the Asia-Pacific region.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. and was 63 days on a global basis as of the end of the second quarter of 2022 and 60 days as of the end of the second quarter of 2021. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective and Outlook on Growth

We entered 2022 having shifted from recovery from the COVID-19 pandemic to growth. Even with the economic uncertainty created by events in Ukraine and a continuation of inflation, demand for our services remains strong. Our permanent placement fee growth points toward our customers’ investments in their future workforce, and increased demand in our staffing and outcome-based businesses reflects strong market demand for the specialty solutions we provide. Our business is arranged around specialties that target these areas of strong demand, promising growth opportunities, and Kelly’s proven ability to win. Our segments also reflect our intent to shift our portfolio toward high-margin, higher-value specialties that deliver a competitive edge and increased shareholder value. We believe that an aggressive inorganic growth strategy will accelerate the achievement of these goals.

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

As we execute our specialty growth strategy, we are focused on both the speed and scope of change. To that end, in February 2022, we completed transactions that have allowed us to strategically re-deploy resources to accelerate our growth in high-margin, high-growth specialties. Specifically, we unwound our cross-ownership with Persol Holdings and reduced our ownership interest in our APAC joint venture, PersolKelly. Monetizing our investments in Persol Holdings and PersolKelly provides us with additional capital, which we have already begun to use to accelerate our specialty growth strategy. In March 2022, we completed the acquisition of RocketPower, a business that diversifies and strengthens Kelly’s RPO business and opens new access to the fast-growing high-tech market. And in May 2022, we completed the acquisition of PTS, a specialty firm that expands our K-12 leadership position and provides in-school services for occupational, physical, speech and behavioral health therapies. Both acquisitions expand Kelly’s presence in high-growth, high margin specialties. As we move forward, we will continue to look for opportunities to grow both organically and inorganically in 2022 and beyond.

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

Results of Operations
Total Company
(Dollars in millions)

	Second Quarter				June Year to Date
	2022	2021	% Change		2022	2021	% Change
Revenue from services	$1,267.3	$1,258.1	0.7%		$2,563.7	$2,464.0	4.0%
Gross profit	262.4	231.0	13.6		521.0	444.3	17.3
Total SG&A expenses	240.1	217.3	10.6		476.2	420.0	13.4
Impairment of assets held for sale	(18.5)	—	NM		(18.5)	—	NM
Gain on sale of assets	4.4	—	NM		5.3	—	NM
Earnings (loss) from operations	8.2	13.7	(40.6)		31.6	24.3	29.8
Gain (loss) on investment in Persol Holdings	—	6.3	NM		(67.2)	36.3	NM
Loss on currency translation from liquidation of subsidiary	—	—	NM		(20.4)	—	NM
Other income (expense), net	(1.1)	(0.3)	(350.6)		1.7	(3.7)	147.2
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	7.1	19.7	(64.1)		(54.3)	56.9	NM
Income tax expense (benefit)	4.9	(2.6)	282.9		(8.1)	7.9	(204.0)
Equity in net earnings (loss) of affiliate	—	1.7	NM		0.8	0.6	35.7
Net earnings (loss)	$2.2	$24.0	(90.8)%		$(45.4)	$49.6	NM	%

Gross profit rate	20.7%	18.4%	2.3	pts.	20.3%	18.0%	2.3	pts.

Second Quarter Results

Revenue from services in the second quarter increased 0.7% on a reported basis and 2.7% on a constant currency basis, and reflects revenue increases in Education, Science, Engineering & Technology, and Outsourcing & Consulting operating segments, partially offset by declines in Professional & Industrial and International segments. Our 2022 acquisitions of RocketPower, an RPO solutions provider, and PTS, a specialty firm that provides in-school therapy services, added approximately 150 basis points to the revenue growth rate. Compared to the second quarter of 2021, revenue from staffing services decreased 2.8% and revenue from outcome-based services increased 5.9%. Permanent placement revenue, which is included in revenue from services, increased 33.2% from the prior year.

Gross profit increased 13.6% on a reported basis and 15.6% on a constant currency basis on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 230 basis points due primarily to favorable product mix, and lower employee-related costs, coupled with the impact of higher permanent placement income and the acquisitions of RocketPower and PTS which generate higher margins. The gross profit rate increased in all operating segments. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses increased 10.6% on a reported basis and 12.3% on a constant currency basis. SG&A expenses related to RocketPower and PTS, including intangible asset amortization expense and other operating expenses, accounted for approximately 240 basis points of the year-over-year increase. The increase in SG&A expenses also reflects higher salary and related costs, as well as increases in performance-based incentive compensation expenses.

Impairment of assets held for sale relates to our decision to transition our business in Russia in May 2022. As a result, our Russian operations have been classified as a held for sale disposal group, and an impairment loss representing the excess carrying value over the fair value of the net assets, less costs to sell, has been recognized in the second quarter of 2022. Gain on sale of assets relates to the disposition of under-utilized real property located in the United States.

Earnings from operations for the second quarter of 2022 totaled $8.2 million, compared to earnings of $13.7 million in the second quarter of 2021. The decline is related to the impairment of assets held for sale, partially offset by the gain on sale of assets and improving gross profit, net of higher SG&A expenses.

Income tax expense was $4.9 million for the second quarter of 2022 and income tax benefit was $2.6 million for the second quarter of 2021. The 2021 amount benefited $5.2 million from a change in United Kingdom tax rates, and from tax exempt gains on life insurance policies. The second quarter 2022 amount had no tax benefit from losses on life insurance policies and was impacted by changes in earnings from operations.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets and the tax effects of stock compensation, which are treated as discrete since they cannot be estimated.

The net earnings for the period was $2.2 million, compared to net earnings of $24.0 million from the second quarter of 2021.

Recent events in Ukraine have contributed to additional economic uncertainty in Europe. The Company does not have operations in Ukraine and we did not experience any material impact on our revenues or earnings in the second quarter. Subsequent to the end of the second quarter, we have completed a transaction to transfer our business in Russia to a local firm within the country and are no longer operating in Russia. Revenues and earnings in the International segment will be unfavorably impacted beginning in the third quarter of 2022, but we do not expect to incur significant additional losses upon the completion of a transaction in the third quarter.

June Year-to-Date Results

Revenue from services in the first six months of 2022 increased 4.0% on a reported basis and 5.8% on a constant currency basis, and reflects revenue increases in Education, Science, Engineering & Technology, and Outsourcing & Consulting operating segments, partially offset by declines in Professional & Industrial and International segments. Our acquisition of Softworld, a technology staffing and solutions firm in the second quarter of 2021 and our 2022 acquisitions of RocketPower, a RPO solutions provider, and PTS, a specialty firm that provides in-school therapy services, added approximately 230 basis points to the revenue growth rate. Compared to the first six months of 2021, revenue from staffing services increased 1.5% and revenue from outcome-based services increased 6.9%. Permanent placement revenue, which is included in revenue from services, increased 48.5% from the prior year.

Gross profit increased 17.3% on a reported basis and 19.0% on a constant currency basis on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 230 basis points due primarily to favorable product mix, lower employee-related costs and coupled with the impact of higher permanent placement income and the acquisition of Softworld, RocketPower and PTS which generate higher gross profit rates. The gross profit rate increased in all operating segments. Included in gross profit for the first six months of 2022 is a one-time permanent placement fee from a large customer, as well as an adjustment to prior periods workers' compensation expenses, resulting in 30 basis points of favorable impact. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses increased 13.4% on a reported basis and 14.8% on a constant currency basis. Approximately 370 basis points of the year-over-year increase is attributable to the first quarter SG&A expenses for Softworld and the second quarter SG&A expenses for RocketPower and PTS, including amortization of intangibles and other operating expenses. The increase in SG&A expenses also reflects increases in salary and related costs and increases in performance-based incentive compensation expenses.

Impairment of assets held for sale relates to our decision to transition our business in Russia in May 2022. As a result, our Russian operations have been classified as a held for sale disposal group and an impairment loss representing the excess carrying value over the fair value of the net assets, less costs to sell, has been recognized in the second quarter of 2022. Gain on sale of assets relates to the disposition of under-utilized real property located in the United States.

Earnings from operations for the first six months of 2022 totaled $31.6 million, compared to earnings of $24.3 million in the first six months of 2021. Improvement is due primarily to higher gross profit, net of increased SG&A expenses and gain on sale of assets, partially offset by the impairment of assets held for sale. Included in total earnings from operations in the first six months of 2022 and 2021 is approximately $8.6 million and $2.3 million, respectively, related to Softworld, RocketPower and PTS earnings from operations, inclusive of amortization of intangibles.

The loss on investment in Persol Holdings in the first six months of 2022 represented the $52.4 million loss resulting from changes in the market price of our investment in the common stock of Persol Holdings up until the date of the transaction and the $14.8 million loss on sale, including transaction costs from the sale of the investment in an open-market transaction. The gain on the investment in Persol Holdings in the first six months of 2021 resulted from changes in the quoted market price of the Persol Holdings common stock.

Loss on currency translation from liquidation of subsidiary represents the impact of the substantial liquidation of our Kelly Japan subsidiary following the sale of the company’s investment in Persol Holdings and the return of capital through a dividend payment to its U.S. parent.

The change in Other income (expense), net is primarily the result of $5.5 million of foreign exchange gains related to U.S.-denominated cash equivalents held by our Kelly Japan subsidiary following the sale of the Persol Holdings shares and prior to its dividend payment to the U.S. parent in the first quarter of 2022.

Income tax benefit was $8.1 million for the first six months of 2022 and income tax expense was $7.9 million for the first six months of 2021. These amounts were impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a benefit of $18.4 million and a charge of $11.1 million for June year-to-date 2022 and 2021, respectively. The 2021 amount benefited $5.2 million from a change in United Kingdom tax rates, and from tax exempt gains on life insurance policies. The 2022 amounts had no tax benefit from losses on life insurance policies.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation and, prior to February 2022, changes in the fair value of the Company’s investment in Persol Holdings, which were treated as discrete since they cannot be estimated.

The net loss for the period was $45.4 million, compared to net earnings of $49.6 million from the first six months of 2021. This change was due to the Persol Holdings investment, including the first quarter 2022 sale and related impacts, partially offset by improved operating earnings in the first six months of 2022.

Recent events in Ukraine have contributed to additional economic uncertainty in Europe. The Company does not have operations in Ukraine and we did not experience any material impact on our revenues or earnings. Subsequent to the end of the second quarter of 2022, we have completed a transaction to transfer our business in Russia to a local firm within the country and are no longer operating in Russia. Revenues and earnings in the International segment will be unfavorably impacted beginning in the third quarter of 2022, but we do not expect to incur significant additional losses upon the completion of a transaction in the third quarter.

Operating Results By Segment
(Dollars in millions)

	Second Quarter			June Year to Date
	2022	2021	% Change	2022	2021	% Change
Revenue from Services:
Professional & Industrial	$415.8	$466.5	(10.9)%	$860.1	$934.1	(7.9)%
Science, Engineering & Technology	324.3	298.2	8.7	641.4	552.9	16.0
Education	155.5	105.9	46.8	328.9	217.5	51.2
Outsourcing & Consulting	124.4	107.3	16.0	233.5	206.6	13.0
International	247.6	280.4	(11.7)	500.4	553.3	(9.5)
Less: Intersegment revenue	(0.3)	(0.2)	116.7	(0.6)	(0.4)	83.6
Consolidated Total	$1,267.3	$1,258.1	0.7%	$2,563.7	$2,464.0	4.0%

Second Quarter Results
Professional & Industrial revenue from services decreased 10.9%. The decrease was due primarily to a 14.0% decline in revenue from staffing services resulting from lower hours volume, partially offset by higher bill rates. Included in the decline in hours was the impact of a shift of a large staffing customer to a direct hire model which resulted in lower staffing volume. Revenue from outcome-based services declined by 2.7% due to lower demand for our call center specialty, partially offset by growth in other specialties.

Science, Engineering & Technology revenue from services increased 8.7%. The revenue growth was driven by increases in our outcome-based product as well as increases in bill rates and permanent placement income in our staffing specialties.

Education revenue from services increased 46.8%, reflecting an increased demand for our services as compared to a year ago, as well as the impact of the acquisition of PTS in May 2022 which added 680 basis points to the year-over-year revenue growth. Increased demand for our services reflects the return to in-school instruction as compared to the prior year, as well as new customer wins and an increased fill rate of the demand of existing customers.

Outsourcing & Consulting revenue from services increased 16.0% on a reported basis, which includes the revenue from the acquisition of RocketPower in March 2022. On an organic basis, revenue growth was 5.3% due primarily to strong demand for RPO services coupled with revenue growth in MSP, partially offset by declines in PPO revenue.

International revenue from services decreased 11.7% on a reported basis and decreased 4.3% in constant currency. The decrease was primarily the result of revenue declines in Mexico due to the impact of legislation enacted in the third quarter of 2021, which placed restrictions on the staffing industry. Revenue in Europe decreased 4.4% on a reported basis and increased 4.0% in constant currency with constant currency growth in most geographies.

June Year-to-Date Results

Professional & Industrial revenue from services decreased 7.9%. The decrease was due primarily to a 9.5% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Included in the decline in hours was the impact of a shift of a large staffing customer to a direct hire model which resulted in lower staffing volume. Revenue from outcome-based services declined 6.5% due to lower demand for our call center specialty, partially offset by growth in other specialties.

Science, Engineering & Technology revenue from services increased 16.0% on a reported basis, which includes revenue from the acquisition of Softworld in the second quarter of 2021. Excluding the impact of the addition of Softworld revenue in the first quarter of 2022, the revenue growth was 9.1%, which was driven by increases in our outcome-based services as well as increases in bill rates and permanent placement income in our staffing business.

Education revenue from services increased 51.2%, reflecting an increased demand for our services as compared to a year ago, as well as the impact of the acquisition of PTS in May 2022 which added 330 basis points to the year-over-year revenue growth. Increased demand for our services reflects the return to in-school instruction as compared to the prior year, as well as new customer wins and an increased fill rate of the demand of existing customers.

Outsourcing & Consulting revenue from services increased 13.0% on a reported basis, which includes the revenue from the acquisition of RocketPower in March 2022. On an organic basis, revenue growth was 7.5% due primarily to strong demand for RPO services coupled with revenue growth in MSP, partially offset by declines in PPO revenue.

International revenue from services decreased 9.5% on a reported basis and decreased 2.7% in constant currency. The decrease was primarily the result of revenue declines in Mexico due to the impact of legislation enacted in the third quarter of 2021, which placed restrictions on the staffing industry. Revenue in Europe decreased 1.4% on a reported basis and increased 6.4% in constant currency with growth in most geographies.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter				June Year to Date
	2022	2021	Change		2022	2021	Change
Gross Profit:
Professional & Industrial	$77.8	$75.2	3.6%		$160.9	$151.1	6.5%
Science, Engineering & Technology	75.2	66.5	13.1		149.0	119.7	24.5
Education	26.0	16.8	55.0		52.6	34.0	54.9
Outsourcing & Consulting	46.2	34.8	32.8		83.5	66.1	26.3
International	37.2	37.7	(1.5)		75.0	73.4	2.1
Consolidated Total	$262.4	$231.0	13.6%		$521.0	$444.3	17.3%

Gross Profit Rate:
Professional & Industrial	18.7%	16.1%	2.6	pts.	18.7%	16.2%	2.5	pts.
Science, Engineering & Technology	23.2	22.3	0.9		23.2	21.6	1.6
Education	16.7	15.8	0.9		16.0	15.6	0.4
Outsourcing & Consulting	37.2	32.5	4.7		35.8	32.0	3.8
International	15.0	13.4	1.6		15.0	13.3	1.7
Consolidated Total	20.7%	18.4%	2.3	pts.	20.3%	18.0%	2.3	pts.

Second Quarter Results

Gross profit for the Professional & Industrial segment increased due to an increase in the gross profit rate, partially offset by lower revenue volume. In comparison to the prior year, the gross profit rate increased 260 basis points. This increase reflects improved business mix, lower employee-related costs and higher permanent placement income.

The Science, Engineering & Technology gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 90 basis points due to improved specialty mix and higher permanent placement income, partially offset by higher employee-related costs.

Gross profit for the Education segment increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 90 basis points due primarily to the acquisition of PTS which generates higher margins, and higher permanent placement income at Greenwood/Asher.

The Outsourcing & Consulting gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 470 basis points primarily due to a change in product mix within this segment. Growth in RPO, including the acquisition of RocketPower, and MSP with higher margins was coupled with decreased revenues in our PPO product, which generates lower profit margins.

International gross profit decreased 1.5% on a reported basis due to the impact of currency exchange rates. On a constant currency basis, gross profit increased 7.3%. The increase was due to a higher gross profit rate, partially offset by lower revenue volume. In comparison to the prior year, the gross profit rate increased 160 basis points primarily due to higher margin specialized solutions in Mexico following the legislative change, improved customer mix and higher permanent placement income.

June Year-to-Date Results

Gross profit for the Professional & Industrial segment increased due to an increase in the gross profit rate, partially offset by lower revenue volume. In comparison to the prior year, the gross profit rate increased 250 basis points. This increase reflects higher permanent placement income, including conversion fees related to a large customer, lower employee-related costs and improved business mix.

Science, Engineering & Technology gross profit increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 160 basis points due to improved specialty mix, including the acquisition of Softworld which generates higher gross profit margins, and increased permanent placement income, partially offset by higher employee-related costs.

Gross profit for the Education segment increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 40 basis points due primarily to the acquisition of PTS which generates higher margins and higher permanent placement income.

Outsourcing & Consulting gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 380 basis points primarily due to a change in product mix within this segment. Growth in RPO, including the acquisition of RocketPower, and MSP with higher margins was coupled with decreased revenues in our PPO product, which generates lower profit margins.

International gross profit increased due to an increase in the gross profit rate, partially offset by lower revenue volume. In comparison to the prior year, the gross profit rate increased 170 basis points primarily due to higher margin specialized solutions in Mexico following the legislative change, customer mix and higher permanent placement income.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year to Date
	2022	2021	% Change	2022	2021	% Change
SG&A Expenses:
Professional & Industrial	$67.4	$69.0	(2.2)%	$138.8	$138.4	0.3%
Science, Engineering & Technology	54.8	46.9	16.9	108.0	82.6	30.8
Education	20.4	15.3	33.4	39.0	29.5	32.4
Outsourcing & Consulting	39.8	30.1	32.5	74.1	58.5	26.7
International	34.6	34.6	(0.1)	67.8	67.7	0.2
Corporate expenses	23.1	21.4	7.9	48.5	43.3	12.0
Consolidated Total	$240.1	$217.3	10.6%	$476.2	$420.0	13.4%

Second Quarter Results

Total SG&A expenses in Professional & Industrial decreased 2.2% from the prior year, primarily due to lower expenses in our outcome-based call center specialty as volume has declined compared to the prior year period.

Total SG&A expenses in Science, Engineering & Technology increased 16.9% from the prior year, primarily due to higher performance-based incentive compensation expense and higher salary-related costs from higher headcount and salary increases.

Total SG&A expenses in Education increased 33.4% from the prior year, and includes the impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 25.0% from the prior year, due primarily to higher salary-related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting increased 32.5% from the prior year, and includes the impact of the acquisition of RocketPower in March 2022. Excluding the impact of the RocketPower acquisition, SG&A expenses increased 19.5% from the prior year, due primarily due to higher salary-related expenses as a result of headcount and salary increases.

Total SG&A expenses in International decreased 0.1% on a reported basis and increased 8.2% on a constant currency basis. This increase was due to higher salary-related expenses driven by an increase in headcount, reflecting improving revenue in Europe.

Corporate expenses increased 7.9% primarily due to higher performance-based incentive compensation expense.

June Year-to-Date Results

Total SG&A expenses in Professional & Industrial increased 0.3% from the prior year, primarily due to higher performance-based incentive compensation expenses mostly offset by lower expenses to support lower volumes in our outcome-based call center specialty.

Total SG&A expenses in Science, Engineering & Technology increased 30.8% from the prior year, and includes the impact of the acquisition of Softworld in the second quarter of 2021. Excluding the impact of the addition of Softworld expenses in the first quarter of 2022, SG&A expenses increased 18.4% from the prior year. The increase in organic SG&A expenses are due primarily to higher performance-based incentive compensation expense and higher salary-related costs from increasing headcount.

Total SG&A expenses in Education increased 32.4% from the prior year, and includes the impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 28.0% from the prior year, due primarily to higher salary-related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting increased 26.7% from the prior year, and includes the impact of the acquisition of RocketPower in March 2022. Excluding the impact of the RocketPower acquisition, SG&A expenses increased 20.0% from the prior year, due primarily to higher salary-related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in International increased 0.2% on a reported basis and increased 7.4% on a constant currency basis. This increase was due to higher salary-related expenses driven by an increase in headcount, reflecting improving revenue in Europe.

Corporate expenses increased 12.0% primarily due to higher performance-based incentive compensation expense.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year to Date
	2022	2021	% Change	2022	2021	% Change
Earnings (Loss) from Operations:
Professional & Industrial	$10.4	$6.2	68.6%	$22.1	$12.7	74.2%
Science, Engineering & Technology	20.4	19.6	3.8	41.0	37.1	10.5
Education	5.6	1.5	278.6	13.6	4.5	203.1
Outsourcing & Consulting	6.4	4.7	34.5	9.4	7.6	23.1
International	2.6	3.1	(16.3)	7.2	5.7	25.7
Corporate	(23.1)	(21.4)	(7.9)	(48.5)	(43.3)	(12.0)
Impairment of assets held for sale	(18.5)	—	NM	(18.5)	—	NM
Gain on sale of assets	4.4	—	NM	5.3	—	NM
Consolidated Total	$8.2	$13.7	(40.6)%	$31.6	$24.3	29.8%

Second Quarter Results

Professional & Industrial reported earnings of $10.4 million for the quarter, a 68.6% increase from a year ago. The increase in earnings was primarily due to improved gross profit and lower SG&A expense.

Science, Engineering & Technology reported earnings of $20.4 million for the quarter, a 3.8% increase from a year ago. The increase in earnings was primarily due to increases in revenues in most of our specialties within the SET business unit that were partially offset by increases in certain expenses, including those related to additional full-time employees and increased performance-based incentive compensation.

Education reported earnings of $5.6 million for the quarter, compared to earnings of $1.5 million a year ago. The change was primarily due to the increase in revenue, reflecting the return to in-school instruction, resulting in increased demand for our services as compared to a year ago, coupled with good cost management. 2022 results also include earnings of $0.9 million from PTS acquired in May 2022.

Outsourcing & Consulting reported earnings of $6.4 million for the quarter, a 34.5% increase from a year ago. The increase in earnings was primarily due to the impact of increased revenue volumes within the segment, partially offset by increased costs related to additional full-time employees. 2022 results also include earnings of $1.0 million from RocketPower acquired in March 2022.

International reported earnings of $2.6 million for the quarter, compared to earnings of $3.1 million a year ago. The decrease in earnings was primarily due to transitioning our Russian operations.

Impairment of assets held for sale relates to our decision to transition our business in Russia in May 2022. As a result, our Russian operations have been classified as a held for sale disposal group, and an impairment loss representing the excess carrying value over the fair value of the net assets, less costs to sell, has been recognized in the second quarter of 2022. Gain on sale of assets relates to the disposition of under-utilized real property located in the United States.

June Year-to-Date Results

Professional & Industrial reported earnings of $22.1 million for the first six months of 2022, a 74.2% increase from a year ago. The increase in earnings was primarily due to improved gross profit, including conversion fees related to a large customer.

Science, Engineering & Technology reported earnings of $41.0 million for the first six months of 2022, a 10.5% increase from a year ago. The increase in earnings was primarily due to the impact of the Softworld acquisition. Increases in revenues in most of our specialties within the SET business unit were partially offset by increases in certain expenses, including those related to additional full-time employees and increased performance-based incentive compensation.

Education reported earnings of $13.6 million for the first six months of 2022, compared to earnings of $4.5 million a year ago. The change was primarily due to the increase in revenue, reflecting the return to in-school instruction, resulting in increased demand for our services as compared to a year ago, coupled with good cost management. 2022 results also include earnings of $0.9 million from PTS acquired in May 2022.

Outsourcing & Consulting reported earnings of $9.4 million for the first six months of 2022, a 23.1% increase from a year ago. The increase in earnings was primarily due to the impact of increased revenue volumes within the segment, partially offset by increased costs related to additional full-time employees. 2022 results also include earnings of $1.0 million from RocketPower acquired in March 2022.

International reported earnings of $7.2 million for the first six months of 2022, compared to earnings of $5.7 million a year ago. The increase in earnings was primarily due to improving revenue, on a constant currency basis, in Europe, partially offset by the impact of transitioning our Russian operations.

Impairment of assets held for sale relates to our decision to transition our business in Russia in May 2022. As a result, our Russian operations have been classified as a held for sale disposal group, and an impairment loss representing the excess carrying value over the fair value of the net assets, less costs to sell, has been recognized in the second quarter of 2022. Gain on sale of assets relates to the disposition of under-utilized real property located in the United States.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash, including cash held for sale, totaled $154.0 million at the end of the second quarter of 2022 and $119.5 million at year-end 2021. As further described below, we used $107.3 million of cash for operating activities, generated $175.6 million of cash from investing activities and used $33.9 million of cash for financing activities.

Operating Activities
In the first six months of 2022, we used $107.3 million of net cash for operating activities, as compared to generating $47.6 million in the first six months of 2021, primarily due to increased working capital requirements as revenue levels continue to recover or surpass pre-COVID levels in certain segments and as a result, in increasing days sales outstanding. As of the end of the second quarter of 2022, Global DSO has increased primarily as a result of an increase in the mix of MSP and other customers with extended terms and, to a lesser extent, the timing of customer payments. Accounts payable and accrued liabilities was $734.7 million and increased from year-end 2021 as a result of increased MSP supplier payables. In addition, we paid $50.1 million of income taxes related to the sale of Persol Holdings common stock in 2022.

Trade accounts receivable totaled $1.5 billion at the end of the second quarter of 2022. Global DSO was 63 days at the end of the second quarter of 2022, 60 days at year-end 2021 and 60 days at the end of the second quarter of 2021.

Our working capital position (total current assets less total current liabilities) was $576.0 million at the end of the second quarter of 2022, an increase of $82.5 million from year-end 2021. Excluding the increase in cash, working capital increased $61.3 million from year-end 2021. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the second quarter of 2022 and at year-end 2021.

Investing Activities
In the first six months of 2022, we generated $175.6 million of cash from investing activities, as compared to using $201.7 million in the first six months of 2021. Included in cash generated from investing activities in the first six months of 2022 is $196.9 million of proceeds from the sale of the investment in Persol Holdings and $119.5 million of proceeds from the sale of almost all of the Company's shares in our equity investment in PersolKelly. This was partially offset by $58.3 million of cash used for the acquisition of RocketPower in March 2022, net of cash received and $84.8 million of cash used for the acquisition of PTS in May 2022, net of cash received. Included in cash used for investing activities in the first six months of 2021 is $219.0 million of cash used for the acquisition of Softworld in April 2021, net of cash received.

Financing Activities
In the first six months of 2022, we used $33.9 million of cash for financing activities, as compared to using $1.0 million in the first six months of 2021. The change in cash used for financing activities was primarily related to the buyback of the Company's common shares held by Persol Holdings for $27.2 million in the first six months of 2022 and the year-over-year change in dividend payments. Dividends paid per common share were $0.125 in the first six months of 2022 and $0.00 in first six months of 2021.

Changes in net cash used for financing activities are also impacted by short-term borrowing activities. There was no change in short-term borrowings in the first six months of 2022. The change in short-term borrowings in the first six months of 2021 was primarily due to payments on local lines of credit. There was no debt at the end of the second quarter of 2022 and at year-end 2021. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity)

is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the second quarter of 2022 and at year-end 2021.

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

Liquidity

We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include asset-based lending, additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies. During 2020, cash generated from operations was supplemented by the deferral of payments of the Company's U.S. social security taxes as allowed by the Coronavirus Aid, Relief, and Economic Security Act. We have repaid $59.4 million, including $29.5 million in the first quarter of 2022 and the remaining deferrals of $57.6 million are required to be repaid by January 3, 2023.
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the second quarter of 2022, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
As of the second quarter of 2022, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $97.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the second quarter of 2022, we met the debt covenants related to our revolving credit facility and securitization facility.
We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We expect our working capital requirements to increase over the next several quarters if demand for our services continues to increase and to pay the remaining deferred payroll tax balances noted above by January 3, 2023.

In February 2022, we completed transactions to monetize a substantial portion of our assets in the Asia-Pacific region which will allow us to strategically redeploy resources to accelerate our growth. Specifically, we concluded our cross-shareholding arrangement with Persol Holdings and reduced our ownership interest in PersolKelly, our APAC joint venture. We sold our investment in Persol Holdings common stock in an open-market transaction. We repurchased the 1.6 million Kelly Class A and 1,475 Kelly Class B common shares owned by Persol Holdings at a price based on the last five trading days prior to the transaction. We sold almost all of our ownership interest in PersolKelly to our joint venture partner. In the second quarter of 2022, the Company paid $50.1 million in taxes resulting from the sale of the Persol Holdings shares.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2022 second quarter earnings.
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
On March 7, 2022, the Company completed the acquisition of RocketPower and on May 2, 2022 our KSU subsidiary completed the acquisition of PTS (see Acquisitions footnote). Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, we intend to exclude the acquired RocketPower and PTS businesses from our assessment and report on internal control over financial reporting for the year ending January 1, 2023. We are in the process of integrating RocketPower and PTS into our system of internal control over financial reporting.
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

In January 2018, the Hungarian Competition Authority initiated proceedings against the Company, along with a local industry trade association and its members, due to alleged infringement of national competition regulations. The Authority announced its decision on December 18, 2020, levying a fine against the trade association with joint and several secondary liability placed on the 20 member companies. Certain member companies exercised their right to challenge the decision. Publication of the judgement by the court will impact the apportionment of secondary liability initially announced by the Competition Authority. However, the Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

Item 1A.  Risk Factors.
There have been no material changes in the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on Form 10-K for the year ended January 2, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2022, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
April 4, 2022 through May 8, 2022	891	$19.81	—	$—

May 9, 2022 through June 5, 2022	184	18.12		$—

June 6, 2022 through July 3, 2022	525	18.50	—	$—

Total	1,600	$19.18
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 1,600 shares were reacquired in transactions during the quarter.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 52 of this filing.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
10.9*	Second Addendum to Employment Agreement between Kelly Services Management Sarl and Berendina Maria Bekhuis Koolhaas.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 11, 2022

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2022

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)