Form 10-Q
period 2022-10-02
KELLY SERVICES INC
filed 2022-11-10
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
OR
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
Yes ☐ No ☒
At October 31, 2022, 34,590,876 shares of Class A and 3,357,146 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenue from services	$1,167.9	$1,195.4	$3,731.6	$3,659.4

Cost of services	927.3	966.5	2,970.0	2,986.2

Gross profit	240.6	228.9	761.6	673.2

Selling, general and administrative expenses	231.1	219.9	707.3	639.9

Goodwill impairment charge	30.7	—	30.7	—

Loss on disposal	0.2	—	18.7	—

Gain on sale of assets	—	—	(5.3)	—

Earnings (loss) from operations	(21.4)	9.0	10.2	33.3

Gain (loss) on investment in Persol Holdings	—	35.5	(67.2)	71.8

Loss on currency translation from liquidation of subsidiary	—	—	(20.4)	—

Other income (expense), net	0.2	(0.3)	1.9	(4.0)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(21.2)	44.2	(75.5)	101.1

Income tax expense (benefit)	(5.0)	11.1	(13.1)	19.0

Net earnings (loss) before equity in net earnings (loss) of affiliate	(16.2)	33.1	(62.4)	82.1

Equity in net earnings (loss) of affiliate	—	1.7	0.8	2.3

Net earnings (loss)	$(16.2)	$34.8	$(61.6)	$84.4

Basic earnings (loss) per share	$(0.43)	$0.87	$(1.62)	$2.12
Diluted earnings (loss) per share	$(0.43)	$0.87	$(1.62)	$2.12

Average shares outstanding (millions):
Basic	37.9	39.4	38.2	39.4
Diluted	37.9	39.5	38.2	39.5
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net earnings (loss)	$(16.2)	$34.8	$(61.6)	$84.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.1, tax expense of $0.1, $0.0 and $0.5, respectively	(8.8)	(3.5)	(17.4)	(15.1)
Less: Reclassification adjustments included in net earnings (loss) - liquidation of Japan subsidiary	—	—	20.4	—
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	1.9	—	4.6	—
Foreign currency translation adjustments	(6.9)	(3.5)	7.6	(15.1)

Other comprehensive income (loss)	(6.9)	(3.5)	7.6	(15.1)

Comprehensive income (loss)	$(23.1)	$31.3	$(54.0)	$69.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	October 2, 2022	January 2, 2022
Assets
Current Assets
Cash and equivalents	$122.4	$112.7
Trade accounts receivable, less allowances of $12.1 and $12.6, respectively	1,519.9	1,423.2
Prepaid expenses and other current assets	83.1	52.8
Assets held for sale	4.7	—
Total current assets	1,730.1	1,588.7

Noncurrent Assets
Property and equipment:
Property and equipment	168.7	205.1
Accumulated depreciation	(143.8)	(169.8)
Net property and equipment	24.9	35.3
Operating lease right-of-use assets	67.3	75.8
Deferred taxes	300.7	302.8
Goodwill, net	161.4	114.8
Investment in Persol Holdings	—	264.3
Investment in equity affiliate	—	123.4
Other assets	397.5	389.1
Total noncurrent assets	951.8	1,305.5

Total Assets	$2,681.9	$2,894.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	October 2, 2022	January 2, 2022
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0.1	$—
Accounts payable and accrued liabilities	735.2	687.2
Operating lease liabilities	14.4	17.5
Accrued payroll and related taxes	321.4	318.4
Accrued workers’ compensation and other claims	24.4	20.8
Income and other taxes	47.5	51.3
Total current liabilities	1,143.0	1,095.2

Noncurrent Liabilities
Operating lease liabilities	55.6	61.4
Accrued payroll and related taxes	—	57.6
Accrued workers’ compensation and other claims	43.4	37.0
Accrued retirement benefits	172.7	220.0
Other long-term liabilities	14.5	86.8
Total noncurrent liabilities	286.2	462.8

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 35.1 shares issued at 2022 and 36.7 shares issued at 2021	35.1	36.7
Class B common stock, 10.0 shares authorized; 3.4 shares issued at 2022 and 2021	3.4	3.4
Treasury stock, at cost
Class A common stock, 0.6 shares at 2022 and 0.7 shares at 2021	(11.8)	(14.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	26.6	23.9
Earnings invested in the business	1,220.1	1,315.0
Accumulated other comprehensive income (loss)	(20.1)	(27.7)
Total stockholders’ equity	1,252.7	1,336.2

Total Liabilities and Stockholders’ Equity	$2,681.9	$2,894.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Capital Stock
Class A common stock
Balance at beginning of period	$35.1	$36.7	$36.7	$36.7
Conversions from Class B	—	—	—	—
Share retirement	—	—	(1.6)	—
Balance at end of period	35.1	36.7	35.1	36.7

Class B common stock
Balance at beginning of period	3.4	3.4	3.4	3.4
Conversions to Class A	—	—	—	—
Balance at end of period	3.4	3.4	3.4	3.4

Treasury Stock
Class A common stock
Balance at beginning of period	(11.9)	(14.7)	(14.5)	(16.5)
Net issuance of stock awards	0.1	0.1	2.7	1.9
Balance at end of period	(11.8)	(14.6)	(11.8)	(14.6)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	24.9	22.3	23.9	21.3
Net issuance of stock awards	1.7	0.9	2.7	1.9
Balance at end of period	26.6	23.2	26.6	23.2

Earnings Invested in the Business
Balance at beginning of period	1,239.2	1,212.5	1,315.0	1,162.9
Net earnings (loss)	(16.2)	34.8	(61.6)	84.4
Dividends	(2.9)	(2.0)	(7.7)	(2.0)
Share retirement	—	—	(25.6)	—
Balance at end of period	1,220.1	1,245.3	1,220.1	1,245.3

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(13.2)	(15.8)	(27.7)	(4.2)
Other comprehensive income (loss), net of tax	(6.9)	(3.5)	7.6	(15.1)
Balance at end of period	(20.1)	(19.3)	(20.1)	(19.3)

Stockholders’ Equity at end of period	$1,252.7	$1,274.1	$1,252.7	$1,274.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net earnings (loss)	$(61.6)	$84.4
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Goodwill impairment charge	30.7	—
Deferred income taxes on goodwill impairment charge	(5.3)	—
Loss on disposal	18.7	—
Depreciation and amortization	24.7	22.0
Operating lease asset amortization	14.2	16.0
Provision for credit losses and sales allowances	1.7	0.8
Stock-based compensation	5.9	4.0
(Gain) loss on investment in Persol Holdings	67.2	(71.8)
Loss on currency translation from liquidation of subsidiary	20.4	—
Gain on foreign currency remeasurement	(5.5)	—
Gain on sale of assets	(5.3)	—
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	(0.8)	(2.3)
Other, net	3.5	4.6
Changes in operating assets and liabilities, net of acquisitions	(220.2)	(26.7)
Net cash (used in) from operating activities	(111.7)	31.0

Cash flows from investing activities:
Capital expenditures	(5.6)	(7.5)
Proceeds from sale of assets	4.5	—
Acquisition of companies, net of cash received	(143.1)	(213.0)
Cash disposed from sale of Russia, net of proceeds	(6.0)	—
Proceeds from company-owned life insurance	1.5	10.4
Proceeds from sale of Persol Holdings investment	196.9	—
Proceeds from sale of equity method investment	119.5	—
Proceeds related to loans with equity affiliate	—	5.8
Proceeds from equity securities	—	5.0
Other investing activities	—	0.9
Net cash from (used in) investing activities	167.7	(198.4)

Cash flows from financing activities:
Net change in short-term borrowings	0.2	(0.2)
Financing lease payments	(1.2)	(1.3)
Dividend payments	(7.7)	(2.0)
Payments of tax withholding for stock awards	(0.9)	(0.6)
Buyback of common shares	(27.2)	—
Contingent consideration payments	(0.7)	(1.6)
Other financing activities	0.1	—
Net cash used in financing activities	(37.4)	(5.7)

Effect of exchange rates on cash, cash equivalents and restricted cash	(7.4)	(3.9)

Net change in cash, cash equivalents and restricted cash	11.2	(177.0)
Cash, cash equivalents and restricted cash at beginning of period	119.5	228.1

Cash, cash equivalents and restricted cash at end of period (1)	$130.7	$51.1

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	39 Weeks Ended
	October 2, 2022	October 3, 2021
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$122.4	$43.5
Restricted cash included in prepaid expenses and other current assets	0.8	1.0
Noncurrent assets:
Restricted cash included in other assets	7.5	6.6
Cash, cash equivalents and restricted cash at end of period	$130.7	$51.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2022 (the 2021 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K, with the exception of those described in the New Accounting Pronouncements footnote. The Company’s third fiscal quarter ended on October 2, 2022 (2022) and October 3, 2021 (2021), each of which contained 13 weeks. The corresponding September year-to-date periods for 2022 and 2021 each contained 39 weeks.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	Third Quarter		September Year to Date
	2022	2021	2022	2021
Professional & Industrial
Staffing services	$297.9	$344.7	$942.3	$1,057.0
Permanent placement	6.1	6.9	24.0	17.1
Outcome-based services	104.6	101.0	302.4	312.6
Total Professional & Industrial	408.6	452.6	1,268.7	1,386.7

Science, Engineering & Technology
Staffing services	220.6	214.0	664.3	613.1
Permanent placement	7.1	6.5	23.6	17.4
Outcome-based services	93.6	85.7	274.8	228.6
Total Science, Engineering & Technology	321.3	306.2	962.7	859.1

Education
Staffing services	103.0	65.7	427.4	280.6
Permanent placement	1.3	0.9	5.8	3.5
Total Education	104.3	66.6	433.2	284.1

Outsourcing & Consulting
Talent solutions	118.5	113.4	352.0	320.0
Total Outsourcing & Consulting	118.5	113.4	352.0	320.0

International
Staffing services	205.8	247.1	684.7	784.7
Permanent placement	5.3	5.4	17.8	16.3
Talent solutions	4.4	4.3	13.4	9.1
Total International	215.5	256.8	715.9	810.1

Total Intersegment	(0.3)	(0.2)	(0.9)	(0.6)

Total Revenue from Services	$1,167.9	$1,195.4	$3,731.6	$3,659.4

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

The below table presents our revenues disaggregated by geography (in millions of dollars):

	Third Quarter		September Year to Date
	2022	2021	2022	2021
Americas
United States	$861.0	$851.7	$2,746.5	$2,604.8
Canada	43.3	43.3	122.7	116.9
Puerto Rico	28.3	25.5	84.8	76.6
Mexico	10.9	14.4	32.4	82.1
Total Americas Region	943.5	934.9	2,986.4	2,880.4

Europe
Switzerland	55.2	54.5	165.5	161.2
France	45.8	56.3	150.8	168.1
Portugal	41.9	36.6	125.8	120.9
Italy	16.4	18.5	54.3	56.0
United Kingdom	14.2	17.2	45.2	51.9
Russia	5.0	33.0	63.4	99.3
Other	35.6	33.7	107.6	93.3
Total Europe Region	214.1	249.8	712.6	750.7

Total Asia-Pacific Region	10.3	10.7	32.6	28.3

Total Kelly Services, Inc.	$1,167.9	$1,195.4	$3,731.6	$3,659.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	Third Quarter		September Year to Date
	2022	2021	2022	2021
Science, Engineering & Technology
Americas	$317.2	$304.3	$951.4	$854.1
Europe	4.1	1.9	11.3	5.0
Total Science, Engineering & Technology	$321.3	$306.2	$962.7	$859.1

Outsourcing & Consulting
Americas	$103.1	$97.5	$302.5	$274.9
Europe	5.1	5.2	16.9	16.8
Asia-Pacific	10.3	10.7	32.6	28.3
Total Outsourcing & Consulting	$118.5	$113.4	$352.0	$320.0

International
Americas	$10.6	$14.1	$31.5	$81.2
Europe	204.9	242.7	684.4	728.9
Total International	$215.5	$256.8	$715.9	$810.1

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $2.4 million as of third quarter-end 2022 and $1.3 million as of year-end 2021. Amortization expense for the deferred costs for the third quarter and September year-to-date 2022 was $3.2 million and $7.0 million, respectively. Amortization expense for the deferred costs for the third quarter and September year-to-date 2021 was $4.3 million and $16.4 million, respectively.

3. Credit Losses
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	September Year to Date
	2022	2021
Allowance for credit losses:
Beginning balance	$9.4	$9.8
Current period provision	1.3	0.8
Currency exchange effects	(0.4)	(0.4)
Write-offs	(1.8)	(0.7)
Ending balance	$8.5	$9.5

Write-offs are presented net of recoveries, which were not material for September year-to-date 2022 and 2021.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
We were engaged in litigation with a customer over a disputed accounts receivable balance for certain services rendered more than five years ago, which had been recorded as a long-term receivable in other assets in the consolidated balance sheet. The related allowance for credit losses on this long-term customer receivable was $10.9 million and represented the likelihood of collection. In September 2021, a final ruling in the case was entered in favor of the customer. As a result, in the third quarter of 2021, we wrote off the entire receivable balance with this customer, including $0.6 million not previously reserved. The unreserved portion was recorded in SG&A expenses in the consolidated statements of earnings. The 2021 September year-to-date rollforward of our allowance for credit losses related to the long-term customer receivable, which was recorded in other assets in the consolidated balance sheet, is as follows (in millions of dollars):

September Year to Date
2021
Allowance for credit losses:
Beginning balance	$10.9
Current period provision	0.6
Write-offs	(11.5)
Ending Balance	$—

There were no allowances for long-term customer receivables during September year-to-date 2022. No other allowances related to other receivables were material for September year-to-date 2022.

4.  Acquisitions and Disposition
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

Pediatric Therapeutic Services

On May 2, 2022, KSU acquired 100% of the membership interests of PTS for a purchase price of $82.1 million. PTS is a specialty firm that provides and manages various state and federally mandated in-school therapy services. This acquisition expands Education's K-12 solution offering in the education staffing market and serves as an entry point into the therapeutic services market. Under terms of the purchase agreement, the purchase price was adjusted for cash held by PTS at the closing date and estimated working capital adjustments resulting in the Company paying cash of $85.7 million. Total consideration includes $1.1 million of additional consideration that is payable to the seller by the end of 2022 related to employee retention credits and is recorded in accounts payable and accrued liabilities in the consolidated balance sheet. In the third quarter of 2022, the Company paid $0.1 million of the employee retention credits. The total consideration is as follows (in millions of dollars):

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

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the PTS acquisition was $40.3 million of intangibles, made up of $29.8 million in customer relationships, $9.3 million associated with PTS's trade names and $1.2 million for non-compete agreements. Customer relationships will be amortized over 15 years with no residual value, trade names will be amortized over 15 years with no residual value, and the non-compete agreements will be amortized over five years with no residual value. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the Education operating segment (see Goodwill and Intangible Assets footnote). All of the goodwill is expected to be deductible for tax purposes.

PTS's results of operations are included in the Education segment. Our consolidated revenues for the third quarter and September year-to-date 2022 included $8.0 million and $15.2 million, respectively, from PTS. Our consolidated earnings from operations for the third quarter and September year-to-date 2022 included $0.7 million and $1.6 million, respectively, from PTS. Pro forma results of operations for this acquisition have not been presented as the acquisition does not have a material impact to the consolidated statements of earnings.

RocketPower

On March 7, 2022, the Company acquired 100% of the issued and outstanding membership interests of RocketPower for a purchase price of $59.3 million. RocketPower is a leading provider of RPO and other outsourced talent solutions to U.S. high-tech companies. This acquisition expands OCG's RPO solution and delivery offering and enhances the specialty RPO strategy and expertise within the high-tech industry. Under terms of the purchase agreement, the purchase price was adjusted for cash held by RocketPower at the closing date and estimated working capital adjustments resulting in the Company paying cash of $61.8 million. Total consideration includes $1.1 million of additional consideration that is payable to the seller in 2023 related to employee retention credits and contingent consideration with an initial estimated fair value of $0.6 million related to an earnout payment with a maximum potential cash payment of $31.8 million in the event certain financial metrics are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model and it was reassessed in the third quarter of 2022 (see Fair Value Measurements footnote). The total consideration is as follows (in millions of dollars):

Cash consideration paid	$61.8
Additional consideration payable	1.1
Contingent consideration	0.6
Total consideration	$63.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
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

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the RocketPower acquisition was $15.8 million of intangible assets, made up of $7.5 million in customer relationships, $6.6 million associated with RocketPower's trade names and $1.7 million for non-compete agreements. Customer relationships will be amortized over three years with no residual value, trade names will be amortized over 10 years with no residual value, and the non-compete agreements will be amortized over six years with no residual value. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the OCG operating segment. The amount of goodwill expected to be deductible for tax purposes is approximately $28.0 million. In the third quarter of 2022, changes in market conditions triggered interim impairment tests for both long-lived assets and goodwill, resulting in the Company recording goodwill impairment expense of $30.7 million (see Goodwill and Intangible Assets footnote).

RocketPower's results of operations are included in the OCG segment in 2022 on a one-month lag, accordingly our first quarter 2022 consolidated revenues and earnings from operations did not include any results from RocketPower. Our consolidated revenues for the third quarter and September year-to-date 2022 included $7.0 million and $18.5 million, respectively, from RocketPower. Our consolidated earnings from operations for the third quarter and September year-to-date 2022 included a loss of $0.6 million and earnings of $0.5 million, respectively, from RocketPower. Pro forma results of operations for this acquisition have not been presented as the acquisition does not have a material impact to the consolidated statements of earnings.

Softworld

On April 5, 2021, the Company acquired 100% of the shares of Softworld for a purchase price of $215.0 million. Softworld is a leading technology staffing and workforce solutions firm that serves clients across several end-markets, including financial services, life sciences, aerospace, defense, insurance, retail and IT consulting. This acquisition is intended to expand our capabilities, scale and solution set in our technology specialty. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Softworld at the closing date and estimated working capital adjustments resulting in the Company paying cash of $220.4 million. Total consideration includes $2.6 million of additional consideration that is payable to the seller in the fourth quarter of 2022. In the third quarter of 2021, the Company received cash for a post-close working capital adjustment of $6.0 million. The total consideration is as follows (in millions of dollars):

Cash consideration paid	$220.4
Additional consideration payable	2.6
Net working capital adjustment	(6.0)
Total consideration	$217.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
As of first quarter-end 2022, the purchase price allocation for this acquisition was final. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue synergies and was assigned to the SET operating segment (see Goodwill and Intangible Assets footnote). All of the goodwill is expected to be deductible for tax purposes.

Disposition

On July 20, 2022, the Company completed the sale of its Russia operations ("disposal group"), which was included in the Company's International operating segment. The Company received cash proceeds of $7.4 million, which is less than the cash disposed of in the sale, resulting in investing cash outflows of $6.0 million in the consolidated statements of cash flows. The disposal group was previously reported as held for sale as of our second quarter-end 2022 with an $18.5 million impairment charge associated with the transaction. The total loss on the sale is $18.7 million, resulting from an additional $0.2 million loss on the transaction in the third quarter of 2022, which is recorded in loss on disposal in the consolidated statements of earnings. The loss on disposal includes the liquidation of the cumulative translation adjustment of $1.4 million.

The disposal group does not meet the requirements to be classified as discontinued operations as the sale does not have a material effect on the Company's operations and does not represent a strategic shift in the Company's strategy. Our consolidated revenue for the third quarter of 2022 and 2021 included $5.0 million and $33.0 million, respectively, from the Russia operations and for September year-to-date 2022 and 2021 included $63.4 million and $99.3 million, respectively, from the Russia operations. Our consolidated earnings before taxes for the third quarter of 2022 and 2021 included $0.3 million and $1.1 million, respectively, from the Russia operations and for September year-to-date 2022 and 2021 included $1.4 million and $2.4 million, respectively, from the Russia operations.

The major classes of divested assets and liabilities were as follows (in millions of dollars):

Assets divested
Cash and equivalents	$13.4
Trade accounts receivable, net	22.8
Prepaid expenses and other current assets	0.7
Property and equipment, net	0.7
Deferred taxes	0.4
Other assets	0.3
Assets divested	38.3

Liabilities divested
Accounts payable and accrued liabilities	(0.6)
Accrued payroll and related taxes	(7.3)
Income and other taxes	(5.7)
Liabilities divested	(13.6)

Disposal group, net	$24.7

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

On February 15, 2022, Kelly Services Japan, Inc. sold the investment in the common stock of Persol Holdings in an open-market transaction for proceeds of $196.9 million, net of transaction fees. As our investment was a noncontrolling interest in Persol Holdings, the investment was recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange through the date of the transaction (see Fair Value Measurements footnote). The $67.2 million loss in the first quarter of 2022 recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings included $52.4 million for losses related to changes in fair value up to the date of the transaction and $14.8 million for the discount from the market price on the date of the sale and transaction costs. The gain on the investment of $35.5 million and $71.8 million in the third quarter and September year-to-date 2021, respectively, was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

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

The operating results of the Company’s interest in the JV were accounted for on a one-quarter lag under the equity method and were reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings through the date of the sale. Such amounts were earnings of $0.8 million in September year-to-date 2022, representing the results through the date of the sale, and earnings of $1.7 million and $2.3 million in the third quarter and September year-to-date 2021, respectively.

After the sale, the Company has a 2.5% ownership interest in the JV and discontinued its use of equity method accounting. The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote). The equity investment, included in other assets on the Company’s consolidated balance sheet, totaled $6.4 million as of third quarter-end 2022 and the investment in equity affiliate on the Company's consolidated balance sheet totaled $123.4 million as of year-end 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of third quarter-end 2022 and year-end 2021 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of Third Quarter-End 2022
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$33.8	$33.8	$—	$—
Investment in Persol Holdings	—	—	—	—
Total assets at fair value	$33.8	$33.8	$—	$—

Brazil indemnification	$(3.3)	$—	$—	$(3.3)
Greenwood/Asher earnout	(3.2)	—	—	(3.2)
RocketPower earnout	—	—	—	—
Total liabilities at fair value	$(6.5)	$—	$—	$(6.5)

	As of Year-End 2021
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$96.3	$96.3	$—	$—
Investment in Persol Holdings	264.3	264.3	—	—
Total assets at fair value	$360.6	$360.6	$—	$—

Brazil indemnification	$(2.4)	$—	$—	$(2.4)
Greenwood/Asher earnout	(4.6)	—	—	(4.6)
Total liabilities at fair value	$(7.0)	$—	$—	$(7.0)

Money market funds represent investments in money market funds that hold government securities, of which $7.5 million as of third quarter-end 2022 and $6.5 million as of year-end 2021 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of third quarter-end 2022 and year-end 2021 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
As of third quarter-end 2022, the Company had an indemnification liability totaling $3.3 million with $0.3 million in accounts payable and accrued liabilities and $3.0 million in other long-term liabilities, and $2.4 million at year-end 2021, in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a Level 3 liability, and is being measured on a recurring basis. During year-to-date 2022, the Company reassessed the value of the indemnification liability and determined that it was necessary to record an increase to the liability of $0.8 million. Additionally, during year-to-date 2022, the Company recognized an increase of $0.1 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, totaling $3.2 million at third quarter-end 2022 in accounts payable and accrued liabilities and $4.6 million at year-end 2021 with $2.3 million in accounts payable and accrued liabilities and $2.3 million in other long-term liabilities in the consolidated balance sheet. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and is considered a Level 3 liability. During the first quarter of 2022, the Company paid the year one portion of the earnout totaling $2.3 million. In the consolidated statements of cash flows, $0.7 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. During year-to-date 2022, the Company reassessed the value of the earnout liability and determined it was necessary to record an increase to the liability of $0.9 million.

The Company recorded an initial earnout liability relating to the 2022 acquisition of RocketPower, totaling $0.6 million, with $0.5 million in accounts payable and accrued liabilities and $0.1 million in other long-term liabilities in the consolidated balance sheet (see Acquisitions and Disposition footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a Level 3 liability. In the third quarter of 2022, we reassessed the value of the earnout liability and determined that the fair value was zero. The maximum total cash payments which may be due related to the earnout liability is $31.8 million.

Equity Investment Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in the JV (see Investment in PersolKelly Pte. Ltd. footnote), with the remaining 2.5% interest now being measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The sale of the shares of the JV represented an observable transaction requiring the Company to calculate the current fair value based on the purchase price of the shares, in which the resulting adjustment was not material. The investment totaled $6.4 million as of third quarter-end 2022, representing total cost plus observable price changes to date.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Assets Measured at Fair Value on a Nonrecurring Basis

During the third quarter of 2022, customers within the high-tech industry vertical in which RocketPower specializes reduced or eliminated their full-time hiring, reducing demand for RocketPower’s services, and on-going economic uncertainty has more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused a triggering event requiring an interim impairment test for both long-lived assets and goodwill.

As a result of the long-lived asset recoverability test for RocketPower’s intangible assets, we determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. As a result of the quantitative assessment for goodwill, we determined that the estimated fair value of the RocketPower reporting unit no longer exceeded the carrying value, and recorded a goodwill impairment charge of $30.7 million in the third quarter of 2022 (see Goodwill and Intangible Assets footnote).

8. Restructuring
In the first quarter of 2022, the Company took restructuring actions designed to increase efficiency. There were no restructuring charges incurred in the second or third quarter of 2022 or September year-to-date 2021.

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

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2021	$2.9
Additions charged to Professional & Industrial	0.3
Additions charged to Outsourcing & Consulting	0.2
Additions charged to Education	0.4
Additions charged to Corporate	0.8
Reductions for cash payments related to all restructuring activities	(2.0)
Balance as of first quarter-end 2022	2.6
Reductions for cash payments related to all restructuring activities	(1.1)
Accrual adjustments	(0.2)
Balance as of second quarter-end 2022	1.3
Reductions for cash payments related to all restructuring activities	(0.6)
Balance as of third quarter-end 2022	$0.7

The remaining balance of $0.7 million as of third quarter-end 2022 primarily represents severance costs, and the majority is expected to be paid by year-end 2022. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill as of September year-to-date 2022 are included in the table below:

	As of Year-End 2021	Additions to Goodwill	Impairment Adjustments	As of Third Quarter-End 2022
	(In millions of dollars)
Science, Engineering & Technology	$111.3	$—	$—	$111.3
Education	3.5	36.3	—	39.8
Outsourcing & Consulting	—	41.0	(30.7)	10.3
Total	$114.8	$77.3	$(30.7)	$161.4

The goodwill resulting from the acquisition of RocketPower during the first quarter of 2022 was allocated to the OCG reportable segment. The goodwill resulting from the acquisition of PTS during the second quarter of 2022 was allocated to the Education reportable segment. (See Additions to Goodwill column in the table above and the Acquisitions and Disposition footnote for more details regarding each acquisition.)

The Company performs its annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. We also perform a qualitative review on a quarterly basis of our long-lived assets, comprised of net property and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the third quarter of 2022, customers within the high-tech industry vertical in which RocketPower specializes reduced or eliminated their full-time hiring, reducing demand for RocketPower’s services, and on-going economic uncertainty has more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused a triggering event requiring an interim impairment test for both long-lived assets and goodwill.

RocketPower has definite-lived intangible assets, consisting of trades names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives. We performed a long-lived asset recoverability test for RocketPower and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable.

We performed an interim step one quantitative test for RocketPower’s goodwill and determined that the estimated fair value of the reporting unit no longer exceeded the carrying value. Based on the result of our interim goodwill impairment test as of third quarter 2022, we recorded a goodwill impairment charge of $30.7 million to write off a portion of RocketPower’s goodwill, with $10.3 million goodwill remaining in the OCG reportable segment as of third quarter-end 2022. (See Impairment Adjustments column in the table above.)

In performing the step one quantitative test and consistent with our prior practice, we determined the fair value of the RocketPower reporting unit using the income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting unit. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. Our analysis used the following significant assumptions: expected future revenue growth rates, profit margins and discount rate.

If current expectations of future revenue and profit margins are not met, or if market factors outside of our control change significantly, including discount rate, and other market factors, then the remaining goodwill of the RocketPower reporting unit may be impaired in the future, resulting in additional goodwill impairment charges.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the third quarter and September year-to-date 2022 and 2021 are included in the table below. Amounts in parentheses indicate debits.

Third quarter 2022 reclassification adjustments out of accumulated other comprehensive income (loss) related to equity method investment and other, included $1.4 million related to the liquidation of the cumulative translation adjustment for the sale of our Russia operations, which was recorded in loss on disposal in the consolidated statements of earnings. (See Acquisitions and Disposition footnote for more details.) The remaining third quarter 2022 reclassification adjustments out of accumulated other comprehensive income (loss) related to equity method investment and other, were recorded in the other income (expense), net line item in the consolidated statement of earnings.

September year-to-date 2022 reclassification adjustments out of accumulated other comprehensive income (loss) related to the liquidation of the Japan subsidiary, were recorded in loss on currency translation from liquidation of subsidiary in the consolidated statements of earnings. September year-to-date 2022 reclassification adjustments out of accumulated other comprehensive income (loss) related to equity method investment and other, included $1.9 million related to the investment in PersolKelly Pte. Ltd., were recorded in other income (expense), net in the consolidated statements of earnings. (See Investment in PersolKelly Pte. Ltd. footnote for more details.)

	Third Quarter		September Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(10.5)	$(12.4)	$(25.0)	$(0.8)
Other comprehensive income (loss) before reclassifications	(8.8)	(3.5)	(17.4)	(15.1)
Amounts reclassified from accumulated other comprehensive income (loss) - liquidation of Japan subsidiary	—	—	20.4	—
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other	1.9	—	4.6	—
Net current-period other comprehensive income (loss)	(6.9)	(3.5)	7.6	(15.1)
Ending balance	(17.4)	(15.9)	(17.4)	(15.9)

Pension liability adjustments:
Beginning balance	(2.7)	(3.4)	(2.7)	(3.4)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(2.7)	(3.4)	(2.7)	(3.4)

Total accumulated other comprehensive income (loss)	$(20.1)	$(19.3)	$(20.1)	$(19.3)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the third quarter and September year-to-date 2022 and 2021 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2022	2021	2022	2021
Net earnings (loss)	$(16.2)	$34.8	$(61.6)	$84.4
Less: earnings allocated to participating securities	—	(0.4)	—	(0.8)
Net earnings (loss) available to common shareholders	$(16.2)	$34.4	$(61.6)	$83.6

Average shares outstanding (millions):
Basic	37.9	39.4	38.2	39.4
Dilutive share awards	—	0.1	—	0.1
Diluted	37.9	39.5	38.2	39.5

Basic earnings (loss) per share	$(0.43)	$0.87	$(1.62)	$2.12
Diluted earnings (loss) per share	$(0.43)	$0.87	$(1.62)	$2.12
Potentially dilutive shares outstanding are primarily related to deferred common stock related to the non-employee directors deferred compensation plan for the third quarter of 2021 and September year-to-date 2021. Due to our net loss in the third quarter of 2022 and September year-to-date 2022, potentially dilutive shares primarily related to deferred common stock associated with the non-employee directors deferred compensation plan of 0.2 million shares had an anti-dilutive effect on diluted earnings per share and were excluded from the computation for the third quarter of 2022 and September year-to-date 2022. Dividends paid per share for Class A and Class B common stock were $0.075 for the third quarter 2022, $0.20 for September year-to-date 2022 and $0.05 for the third quarter 2021 and September year-to-date 2021.

12.  Stock-Based Compensation
For the third quarter of 2022, the Company recognized stock compensation expense of $2.1 million and a related tax benefit of $0.3 million. For the third quarter of 2021, the Company recognized stock compensation expense of $1.2 million and a related tax benefit of $0.2 million. For September year-to-date 2022, the Company recognized stock compensation expense of $5.9 million and a related tax benefit of $0.8 million. For September year-to-date 2021, the Company recognized stock compensation expense of $4.0 million and a related tax benefit of $0.6 million.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
A summary of the status of all nonvested performance shares at target as of third quarter-end 2022 and year-to-date 2022 changes is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents the 2019 and a portion of the 2021 financial measure performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2021	708	$20.03
Granted	186	21.19
Vested	(48)	22.55
Forfeited	(12)	16.81
Vesting adjustment	(142)	24.45
Nonvested at third quarter-end 2022	692	$19.41
Restricted Stock

A summary of the status of nonvested restricted stock as of third quarter-end 2022 and year-to-date 2022 changes is presented as follows below (in thousands of shares except per share data). The changes in the table below primarily relate to activity from the first and second quarters of 2022.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2021	403	$21.24
Granted	403	20.34
Vested	(104)	22.44
Forfeited	(91)	21.56
Nonvested at third quarter-end 2022	611	$20.39

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
14. Held for Sale

Kelly Properties, LLC, a wholly owned subsidiary of the Company, entered into an agreement on May 11, 2022 to sell real property located in Troy, Michigan. Accordingly, during the second quarter of 2022, the transaction met the criteria to classify the property as held for sale. The property held for sale includes the property and all improvements to the property, together with all rights and easements. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated costs to sell, and depreciation is suspended on assets upon classification to held for sale. The carrying amount of the property held for sale as of third quarter-end 2022 is $4.7 million, which is less than the sales price in the purchase agreement, less estimated costs to sell. The Company has presented these assets as current assets held for sale in the consolidated balance sheet as of third quarter-end 2022. On October 31, 2022, the sale of the property was completed and the Company received proceeds of $5.6 million, net of commissions and transaction expenses.

15.  Other Income (Expense), Net
Included in other income (expense), net for the third quarter and September year-to-date 2022 and 2021 are the following:

	Third Quarter		September Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Interest income	$0.7	$0.1	$1.2	$0.2
Interest expense	(0.5)	(0.7)	(1.6)	(1.9)
Dividend income	—	—	—	1.0
Foreign exchange gains (losses)	0.1	0.3	5.7	(0.6)
Other	(0.1)	—	(3.4)	(2.7)
Other income (expense), net	$0.2	$(0.3)	$1.9	$(4.0)
Included in Other for September year-to-date 2022 is $0.8 million of expense related to the remeasurement of the Brazil indemnification liability (see Fair Value Measurements footnote). Included in foreign exchange gains (losses) for September year-to-date 2022 is a $5.5 million foreign exchange gain on a U.S. dollar-denominated cash balance held by the Company's Japan entity (see Investment in Persol Holdings footnote). Included in Other for September year-to-date 2021 is a loss from the sale of the assets related to our minority investment in Kenzie Academy (see Fair Value Measurements footnote) and transaction-related expenses from the April 2021 acquisition of Softworld (see Acquisitions and Disposition footnote).

16. Income Taxes
Income tax benefit was $5.0 million for the third quarter of 2022 and income tax expense was $11.1 million for the third quarter of 2021. Income tax benefit was $13.1 million for September year-to-date 2022 and income tax expense was $19.0 million for September year-to-date 2021. The third quarter and September year-to-date 2022 amounts were impacted by changes in earnings from operations and from non-taxable returns on life insurance policies. The second quarter of 2021 also benefited $5.2 million from a change in United Kingdom tax rates.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At third quarter-end 2022 and year-end 2021, the gross accrual for litigation costs amounted to $5.6 million and $1.4 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At third quarter-end 2022, the related insurance receivables amounted to $2.7 million. At year-end 2021, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.5 million to $4.0 million as of third quarter-end 2022. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the third quarter and September year-to-date 2022 and 2021. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	Third Quarter		September Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$408.6	$452.6	$1,268.7	$1,386.7
Science, Engineering & Technology	321.3	306.2	962.7	859.1
Education	104.3	66.6	433.2	284.1
Outsourcing & Consulting	118.5	113.4	352.0	320.0
International	215.5	256.8	715.9	810.1

Less: Intersegment revenue	(0.3)	(0.2)	(0.9)	(0.6)

Consolidated Total	$1,167.9	$1,195.4	$3,731.6	$3,659.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Earnings (loss) from Operations:

Professional & Industrial gross profit	$70.3	$76.6	$231.2	$227.7
Professional & Industrial SG&A expenses	(65.3)	(69.4)	(204.1)	(207.8)
Professional & Industrial earnings (loss) from operations	5.0	7.2	27.1	19.9

Science, Engineering & Technology gross profit	76.3	68.1	225.3	187.8
Science, Engineering & Technology SG&A expenses	(53.4)	(48.4)	(161.4)	(131.0)
Science, Engineering & Technology earnings (loss) from operations	22.9	19.7	63.9	56.8

Education gross profit	16.6	10.0	69.2	44.0
Education SG&A expenses	(21.4)	(17.0)	(60.4)	(46.5)
Education earnings (loss) from operations	(4.8)	(7.0)	8.8	(2.5)

Outsourcing & Consulting gross profit	44.1	37.3	127.6	103.4
Outsourcing & Consulting SG&A expenses	(37.7)	(30.7)	(111.8)	(89.2)
Goodwill impairment charge	(30.7)	—	(30.7)	—
Outsourcing & Consulting earnings (loss) from operations	(24.3)	6.6	(14.9)	14.2

International gross profit	33.3	36.9	108.3	110.3
International SG&A expenses	(31.4)	(34.5)	(99.2)	(102.2)
International earnings (loss) from operations	1.9	2.4	9.1	8.1

Corporate	(21.9)	(19.9)	(70.4)	(63.2)
Loss on disposal	(0.2)	—	(18.7)	—
Gain on sale of assets	—	—	5.3	—
Consolidated Total	(21.4)	9.0	10.2	33.3
Gain (loss) on investment in Persol Holdings	—	35.5	(67.2)	71.8
Loss on currency translation from liquidation of subsidiary	—	—	(20.4)	—
Other income (expense), net	0.2	(0.3)	1.9	(4.0)

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$(21.2)	$44.2	$(75.5)	$101.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	Third Quarter		September Year to Date
	2022	2021	2022	2021
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$0.8	$1.3	$2.9	$4.1
Science, Engineering & Technology	3.2	3.2	9.5	7.5
Education	1.6	0.9	3.7	2.8
Outsourcing & Consulting	1.0	0.1	2.2	0.5
International	0.3	0.5	1.3	1.5

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
20. Subsequent Event

On November 9, 2022, the Company's board of directors approved a plan for the Company to repurchase shares of its Class A common stock with a market value not to exceed $50.0 million through transactions executed in the open market within one year.

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

•Professional & Industrial – delivers staffing, outcome-based and direct-hire services focused in office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect and our Business and Professional Services products

•Science, Engineering & Technology – delivers staffing, outcome-based and direct-hire services focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes our NextGen and Global Technology Associates subsidiaries, as well as Softworld, a technology staffing and workforce solutions company acquired in 2021

•Education – delivers staffing, direct-hire and executive search services across the full education spectrum from early childhood to higher education in the U.S., and includes Teachers On Call, Greenwood/Asher & Associates and Pediatric Therapeutic Services ("PTS"), a specialty firm providing in-school therapy services, acquired in May 2022

•Outsourcing & Consulting – delivers Master Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), which includes our March 2022 acquisition of RocketPower, Payroll Process Outsourcing ("PPO") and Talent Advisory Services to customers on a global basis

•International – delivers staffing, RPO and direct-hire services in 14 countries in Europe, as well as services in Mexico delivered in accordance with recent changes in labor market regulations. Effective July 20, 2022, we completed a transaction to sell our business in Russia to an in-country provider and no longer operate in Russia

In addition, we hold a minority interest in PersolKelly Pte. Ltd. ("PersolKelly"), which provides staffing and direct hire services to customers in the Asia-Pacific region.

We earn revenues from customers that procure the services of our temporary employees on a time and materials basis, that use us to recruit permanent employees, and that rely on our talent advisory and outsourcing services. Our working capital requirements are primarily generated from temporary employee payroll and customer accounts receivable. The nature of our business is such that trade accounts receivable are our most significant asset. Average days sales outstanding varies within and outside the U.S. and was 64 days on a global basis as of the end of the third quarter of 2022 and 63 days as of the end of the third quarter of 2021. Since receipts from customers generally lag temporary employee payroll, working capital requirements increase substantially in periods of growth and decline in periods of economic contraction.

Our Perspective and Outlook on Growth

We entered 2022 having shifted from recovery from the COVID-19 pandemic to growth. Demand for our services remains strong, although continued economic uncertainty, including inflation and rising interest rates, has created more variability in demand across industry verticals and customer size. Our permanent placement fee growth points toward our customers’ investments in their future workforce, and demand in our staffing and outcome-based businesses reflects strong market demand for the specialty solutions we provide. Our business is arranged around specialties that target these areas of strong demand, promising growth opportunities, and Kelly’s proven ability to win. Our segments also reflect our intent to shift our portfolio toward high-margin, higher-value specialties that deliver a competitive edge and increased shareholder value. We believe that an inorganic growth strategy will accelerate the achievement of these goals.

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

As we execute our specialty growth strategy, we are focused on both the speed and scope of change. To that end, in February 2022, we completed transactions that have allowed us to strategically re-deploy resources to accelerate our growth in high-margin, high-growth specialties. Specifically, we unwound our cross-ownership with Persol Holdings and reduced our ownership interest in our APAC joint venture, PersolKelly. Monetizing our investments in Persol Holdings and PersolKelly provided us with additional capital, which we have already begun to use to accelerate our specialty growth strategy. In March 2022, we completed the acquisition of RocketPower, a business that diversifies and strengthens Kelly’s RPO business by accessing the high-tech market. And in May 2022, we completed the acquisition of PTS, a specialty firm that expands our K-12 leadership position and provides in-school services for occupational, physical, speech and behavioral health therapies. Both acquisitions expand Kelly’s presence in high-growth, high margin specialties. As we move forward, we will continue to look for opportunities to grow both organically and inorganically in 2022 and beyond.

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

Results of Operations
Total Company
(Dollars in millions)

	Third Quarter				September Year to Date
	2022	2021	% Change		2022	2021	% Change
Revenue from services	$1,167.9	$1,195.4	(2.3)%		$3,731.6	$3,659.4	2.0%
Gross profit	240.6	228.9	5.1		761.6	673.2	13.1
SG&A expenses excluding restructuring charges	231.1	220.0	5.0		707.3	640.0	10.3
Restructuring charges	—	(0.1)	NM		—	(0.1)	NM
Total SG&A expenses	231.1	219.9	5.1		707.3	639.9	10.5
Goodwill impairment charge	30.7	—	NM		30.7	—	NM
Loss on disposal	0.2	—	NM		18.7	—	NM
Gain on sale of assets	—	—	NM		(5.3)	—	NM
Earnings (loss) from operations	(21.4)	9.0	NM		10.2	33.3	(69.4)
Gain (loss) on investment in Persol Holdings	—	35.5	NM		(67.2)	71.8	NM
Loss on currency translation from liquidation of subsidiary	—	—	NM		(20.4)	—	NM
Other income (expense), net	0.2	(0.3)	156.6		1.9	(4.0)	148.0
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(21.2)	44.2	NM		(75.5)	101.1	NM
Income tax expense (benefit)	(5.0)	11.1	(144.6)		(13.1)	19.0	(169.1)
Equity in net earnings (loss) of affiliate	—	1.7	NM		0.8	2.3	(66.8)
Net earnings (loss)	$(16.2)	$34.8	NM	%	$(61.6)	$84.4	NM	%

Gross profit rate	20.6%	19.2%	1.4	pts.	20.4%	18.4%	2.0	pts.

Third Quarter Results

Revenue from services in the third quarter decreased 2.3% on a reported basis and increased 0.3% on a constant currency basis, and reflects revenue increases in Education, Science, Engineering & Technology, and Outsourcing & Consulting operating segments, partially offset by declines in Professional & Industrial and International segments. Our 2022 acquisitions of RocketPower, an RPO solutions provider, and PTS, a specialty firm that provides in-school therapy services, added approximately 130 basis points to the revenue growth rate, while the sale of our Russian operations in July 2022 resulted in a 250 basis points year-over-year decline in constant currency. Compared to the third quarter of 2021, revenue from staffing services decreased 5.0% and revenue from outcome-based services increased 6.1%. Permanent placement revenue, which is included in revenue from services, increased 0.7% from the prior year.

Gross profit increased 5.1% on a reported basis and 7.6% on a constant currency basis due to an increase in the gross profit rate. The gross profit rate increased 140 basis points due primarily to favorable product mix, and lower employee-related costs, coupled with the impact of the acquisitions of RocketPower and PTS which generate higher margins, as well as higher permanent placement income. The gross profit rate increased in all operating segments. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses increased 5.1% on a reported basis and 7.1% on a constant currency basis. SG&A expenses related to RocketPower and PTS, including intangible asset amortization expense and other operating expenses, accounted for approximately 230 basis points of the year-over-year increase. The increase in SG&A expenses also reflects higher salary and related costs, as well as increases in performance-based incentive compensation expenses.

The goodwill impairment charge relates to our RocketPower business, which delivers recruitment process outsourcing services primarily to customers in the high-tech industry and is included in the OCG segment. Changes in market conditions related to demand in hiring in the high-tech industry and slowing growth in RPO more broadly triggered an interim goodwill impairment test which resulted in an impairment charge of $30.7 million.

Loss on disposal relates to the completion of the sale of our Russia operations in July 2022. We have completed the sale of our business in Russia to a local firm within the country and are no longer operating in Russia.

Loss from operations for the third quarter of 2022 totaled $21.4 million, compared to earnings of $9.0 million in the third quarter of 2021. The decline is primarily related to the goodwill impairment charge.

Income tax benefit was $5.0 million for the third quarter of 2022 and income tax expense was $11.1 million for the third quarter of 2021. These amounts were impacted by changes in earnings from operations.

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

The net loss for the period was $16.2 million, compared to net earnings of $34.8 million for the third quarter of 2021. The 2022 net loss includes the goodwill impairment charge, net of tax, and the 2021 period includes a gain on the sale of Persol Holdings common shares, net of tax.

September Year to Date Results

Revenue from services in the first nine months of 2022 increased 2.0% on a reported basis and 4.0% on a constant currency basis, and reflects revenue increases in Education, Science, Engineering & Technology, and Outsourcing & Consulting operating segments, partially offset by declines in Professional & Industrial and International segments. Our acquisition of Softworld, a technology staffing and solutions firm in the second quarter of 2021 and our 2022 acquisitions of RocketPower, an RPO solutions provider, and PTS, a specialty firm, that provides in-school therapy services, added approximately 200 basis points to the revenue growth rate. Compared to the first nine months of 2021, revenue from staffing services decreased 0.6% and revenue from outcome-based services increased 6.6%. Permanent placement revenue, which is included in revenue from services, increased 31.2% from the prior year.

Gross profit increased 13.1% on a reported basis and 15.1% on a constant currency basis on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 200 basis points due primarily to favorable product mix, lower employee-related costs, higher permanent placement income and the impact of the acquisitions of Softworld, RocketPower and PTS which generate higher gross profit rates. The gross profit rate increased in all operating segments. Included in gross profit for the first nine months of 2022 is a one-time permanent placement fee from a large customer, as well as an adjustment to prior periods workers' compensation expenses, resulting in 20 basis points of favorable impact. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses increased 10.5% on a reported basis and 12.2% on a constant currency basis. Approximately 320 basis points of the year-over-year increase is attributable to the first quarter SG&A expenses for Softworld and the second and third quarter SG&A expenses for RocketPower and PTS, including amortization of intangibles and other operating expenses. The increase in SG&A expenses also reflects increases in salary and related costs and increases in performance-based incentive compensation expenses.

The goodwill impairment charge relates to our RocketPower business which delivers recruitment process outsourcing services primarily to customers in the high-tech industry and is included in the OCG segment. Changes in market conditions related to demand in hiring in the high-tech industry and slowing growth in RPO more broadly triggered an interim goodwill impairment test which resulted in an impairment charge of $30.7 million.

Loss on disposal relates to our decision to sell our business in Russia in May 2022. As a result, our Russian operations were classified as a held for sale disposal group and an impairment loss of $18.5 million representing the excess carrying value over the fair value of the net assets, less costs to sell, was recognized in the second quarter of 2022 with an additional loss of $0.2 million recognized in the third quarter upon completion of the transaction. Gain on sale of assets relates to the disposition of under-utilized real property located in the United States.

Earnings from operations for the first nine months of 2022 totaled $10.2 million, compared to earnings of $33.3 million in the first nine months of 2021. The decline is due primarily to the goodwill impairment charge and the loss on disposal, partially offset by higher gross profit, net of increased SG&A expenses and gain on sale of assets. Included in total earnings from operations in the first nine months of 2022 is approximately $12.5 million related to Softworld, RocketPower and PTS earnings from operations, inclusive of amortization of intangibles, and $4.1 million in the first nine months of 2021 related to Softworld, inclusive of amortization of intangibles.

The loss on investment in Persol Holdings in the first nine months of 2022 represented the $52.4 million loss resulting from changes in the market price of our investment in the common stock of Persol Holdings up until the date of the transaction and the $14.8 million loss on sale, including transaction costs from the sale of the investment in an open-market transaction. The gain on the investment in Persol Holdings in the first nine months of 2021 resulted from changes in the quoted market price of the Persol Holdings common stock.

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

Income tax benefit was $13.1 million for the first nine months of 2022 and income tax expense was $19.0 million for the first nine months of 2021. These amounts were impacted by changes in earnings from operations and from non-taxable returns on life insurance policies. The second quarter of 2021 also benefited $5.2 million from a change in United Kingdom tax rates.

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

The net loss for the period was $61.6 million, compared to net earnings of $84.4 million for the first nine months of 2021. This change was due to the Persol Holdings investment, including the first quarter 2022 sale and related impacts, the goodwill impairment charge, the loss on disposal related to the sale of our Russian operations, partially offset by improved gross profit in the first nine months of 2022 and the gain on sale of under-utilized real property in the United States.

Operating Results By Segment
(Dollars in millions)

	Third Quarter			September Year to Date
	2022	2021	% Change	2022	2021	% Change
Revenue from Services:
Professional & Industrial	$408.6	$452.6	(9.7)%	$1,268.7	$1,386.7	(8.5)%
Science, Engineering & Technology	321.3	306.2	5.0	962.7	859.1	12.1
Education	104.3	66.6	56.6	433.2	284.1	52.5
Outsourcing & Consulting	118.5	113.4	4.5	352.0	320.0	10.0
International	215.5	256.8	(16.1)	715.9	810.1	(11.6)
Less: Intersegment revenue	(0.3)	(0.2)	21.5	(0.9)	(0.6)	58.1
Consolidated Total	$1,167.9	$1,195.4	(2.3)%	$3,731.6	$3,659.4	2.0%

Third Quarter Results
Professional & Industrial revenue from services decreased 9.7%. The decrease was due primarily to a 13.6% decline in revenue from staffing services resulting from lower hours volume, partially offset by higher bill rates. Included in the decline in hours was the impact of a shift of a large staffing customer to a direct hire model which resulted in lower staffing volume. Revenue from outcome-based services increased by 3.4%, as the decline in demand for our call center specialty was more than offset by an increase in demand for other outcome-based specialties.

Science, Engineering & Technology revenue from services increased 5.0%. The revenue growth was driven by increases in our outcome-based product, bill rates and permanent placement income, partially offset by lower hours volume in our staffing specialties.

Education revenue from services increased 56.6%, reflecting an increased demand for our services as compared to a year ago, as well as the impact of the acquisition of PTS in May 2022. On an organic basis, revenue increased 44.5% reflecting new customer wins, increased demand from existing customers and the impact of higher fill rates.

Outsourcing & Consulting revenue from services increased 4.5% on a reported basis, which includes the revenue from the acquisition of RocketPower in March 2022. On an organic basis, revenue declined 1.7% in nominal currency and 0.3% in constant currency, as declines in PPO revenue partially offset revenue growth in higher margin MSP and RPO products.

International revenue from services decreased 16.1% on a reported basis and decreased 5.4% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022, partially offset by the favorable impact of higher hours volume in Portugal, Switzerland and Germany.

September Year to Date Results

Professional & Industrial revenue from services decreased 8.5%. The decrease was due primarily to a 10.8% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Included in the decline in hours was the impact of a shift of a large staffing customer to a direct hire model which resulted in lower staffing volume. Revenue from outcome-based services declined 3.3% due to lower demand for our call center specialty, partially offset by growth in other specialties.

Science, Engineering & Technology revenue from services increased 12.1% on a reported basis, which includes revenue from the acquisition of Softworld in the second quarter of 2021. Excluding the impact of the addition of Softworld revenue in the first quarter of 2022, the revenue growth was 7.7%, which was driven by increases in our outcome-based services as well as increases in bill rates and permanent placement income in our staffing business.

Education revenue from services increased 52.5%, reflecting an increased demand for our services as compared to a year ago, as well as the impact of the acquisition of PTS in May 2022. On an organic basis, revenue increased 47.1% reflecting new customer wins, increased demand from existing customers and the impact of higher fill rates.

Outsourcing & Consulting revenue from services increased 10.0% on a reported basis, which includes the revenue from the acquisition of RocketPower in March 2022. On an organic basis, revenue growth was 4.2% due primarily to strong demand for RPO services, coupled with revenue growth in MSP, partially offset by declines in PPO revenue.

International revenue from services decreased 11.6% on a reported basis and decreased 3.5% in constant currency. The decrease was primarily the result of revenue declines in Mexico due to the impact of legislation enacted in the third quarter of 2021, which placed restrictions on the staffing industry, combined with the impact of the sale of our Russian operations in July 2022. Revenue in Europe decreased 6.1% on a reported basis and increased 2.9% in constant currency with growth in most geographies.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter				September Year to Date
	2022	2021	Change		2022	2021	Change
Gross Profit:
Professional & Industrial	$70.3	$76.6	(8.3)%		$231.2	$227.7	1.5%
Science, Engineering & Technology	76.3	68.1	11.9		225.3	187.8	19.9
Education	16.6	10.0	65.4		69.2	44.0	57.3
Outsourcing & Consulting	44.1	37.3	18.6		127.6	103.4	23.5
International	33.3	36.9	(9.6)		108.3	110.3	(1.8)
Consolidated Total	$240.6	$228.9	5.1%		$761.6	$673.2	13.1%

Gross Profit Rate:
Professional & Industrial	17.2%	16.9%	0.3	pts.	18.2%	16.4%	1.8	pts.
Science, Engineering & Technology	23.7	22.3	1.4		23.4	21.9	1.5
Education	15.9	15.1	0.8		16.0	15.5	0.5
Outsourcing & Consulting	37.2	32.8	4.4		36.3	32.3	4.0
International	15.5	14.4	1.1		15.1	13.6	1.5
Consolidated Total	20.6%	19.2%	1.4	pts.	20.4%	18.4%	2.0	pts.

Third Quarter Results

Gross profit for the Professional & Industrial segment decreased on lower revenue volume, partially offset by an increase in the gross profit rate. In comparison to the prior year, the gross profit rate increased 30 basis points. This increase reflects lower employee-related costs.

The Science, Engineering & Technology gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 140 basis points due to improved specialty mix, partially offset by higher employee-related costs.

Gross profit for the Education segment increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 80 basis points due primarily to the acquisition of PTS which generates higher margins, lower employee-related costs and higher permanent placement income at Greenwood/Asher.

The Outsourcing & Consulting gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 440 basis points primarily due to a change in product mix within this segment. Growth in RPO, including the acquisition of RocketPower, and MSP with higher margins, was coupled with decreased revenues in our PPO product, which generates lower profit margins.

International gross profit decreased 9.6% on a reported basis and increased 2.0% in constant currency. The decrease on a reported basis resulted from lower revenue volume, partially offset by an improved gross profit rate. On a constant currency basis, the improved gross profit rate more than offset the lower revenue volume. The gross profit rate increased 110 basis points primarily due to improved customer mix and higher permanent placement income.

September Year to Date Results

Gross profit for the Professional & Industrial segment increased due to an increase in the gross profit rate, partially offset by lower revenue volume. In comparison to the prior year, the gross profit rate increased 180 basis points. This increase reflects higher permanent placement income, including conversion fees related to a large customer, lower employee-related costs and improved business mix.

Science, Engineering & Technology gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 150 basis points due to improved specialty mix, including the acquisition of Softworld which generates higher gross profit margins, and increased permanent placement income, partially offset by higher employee-related costs.

Gross profit for the Education segment increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 50 basis points due primarily to the acquisition of PTS which generates higher margins, and higher permanent placement income at Greenwood/Asher.

Outsourcing & Consulting gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 400 basis points primarily due to a change in product mix within this segment. Growth in RPO, including the acquisition of RocketPower, and MSP with higher margins, was coupled with decreased revenues in our PPO product, which generates lower profit margins.

International gross profit decreased 1.8% on a reported basis and improved 7.4% on a constant currency basis. On a reported basis, lower revenue volume was partially offset by an improved gross profit rate. On a constant currency basis, the improved gross profit rate more than offset the impact of lower revenue volume. In comparison to the prior year, the gross profit rate increased 150 basis points primarily due to improved customer mix and higher permanent placement income.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2022	2021	% Change	2022	2021	% Change
SG&A Expenses:
Professional & Industrial	$65.3	$69.4	(6.0)%	$204.1	$207.8	(1.8)%
Science, Engineering & Technology	53.4	48.4	10.2	161.4	131.0	23.2
Education	21.4	17.0	25.6	60.4	46.5	29.9
Outsourcing & Consulting	37.7	30.7	23.4	111.8	89.2	25.6
International	31.4	34.5	(9.1)	99.2	102.2	(3.0)
Corporate expenses	21.9	19.9	9.9	70.4	63.2	11.3
Consolidated Total	$231.1	$219.9	5.1%	$707.3	$639.9	10.5%

Third Quarter Results

Total SG&A expenses in Professional & Industrial decreased 6.0% from the prior year, primarily due to cost management in response to lower revenue volume compared to the prior year.

Total SG&A expenses in Science, Engineering & Technology increased 10.2% from the prior year, primarily due to higher performance-based incentive compensation expense and higher salary-related costs from higher headcount and salary increases.

Total SG&A expenses in Education increased 25.6% from the prior year, and includes the impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 15.5% from the prior year, due primarily to higher salary-related expenses as headcount has increased as revenues have grown, partially offset by the prior year impact of a charge to adjust the earnout liability due to the former owners of Greenwood/Asher & Associates.

Total SG&A expenses in Outsourcing & Consulting increased 23.4% from the prior year, and includes the impact of the acquisition of RocketPower in March 2022. Excluding the impact of the RocketPower acquisition, SG&A expenses increased 12.6% from the prior year, primarily due to higher salary-related expenses as a result of headcount related to higher MSP and RPO revenue and salary increases.

Total SG&A expenses in International decreased 9.1% on a reported basis and increased 1.5% on a constant currency basis. The constant currency increase was due to higher salary-related expenses driven by an increase in headcount, reflecting improving revenue in Europe, partially offset by the impact of the sale of our Russian operations in July 2022.

Corporate expenses increased 9.9% primarily due to higher performance-based incentive compensation expense.

September Year to Date Results

Total SG&A expenses in Professional & Industrial decreased 1.8% from the prior year, primarily due to lower expenses to support lower volumes in our staffing and outcome-based call center specialties, partially offset by higher performance-based incentive compensation expense.

Total SG&A expenses in Science, Engineering & Technology increased 23.2% from the prior year, and includes the impact of the acquisition of Softworld in the second quarter of 2021. Excluding the impact of the addition of Softworld expenses in the first quarter of 2022, SG&A expenses increased 15.4% from the prior year. The increase in organic SG&A expenses are due primarily to higher performance-based incentive compensation expense and higher salary-related costs from increasing headcount.

Total SG&A expenses in Education increased 29.9% from the prior year, and includes the impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 23.4% from the prior year, due primarily to higher salary-related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting increased 25.6% from the prior year, and includes the impact of the acquisition of RocketPower in March 2022. Excluding the impact of the RocketPower acquisition, SG&A expenses increased 17.4% from the prior year, due primarily to higher salary-related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in International decreased 3.0% on a reported basis and increased 5.4% on a constant currency basis. The increase in constant currency was primarily due to higher salary-related expenses driven by an increase in headcount, reflecting improving revenue in Europe, partially offset by the impact of the sale of our Russian operations in July 2022.

Corporate expenses increased 11.3% primarily due to higher performance-based incentive compensation expense.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2022	2021	% Change	2022	2021	% Change
Earnings (Loss) from Operations:
Professional & Industrial	$5.0	$7.2	(30.7)%	$27.1	$19.9	36.1%
Science, Engineering & Technology	22.9	19.7	16.2	63.9	56.8	12.5
Education	(4.8)	(7.0)	31.8	8.8	(2.5)	NM
Outsourcing & Consulting	(24.3)	6.6	NM	(14.9)	14.2	NM
International	1.9	2.4	(16.9)	9.1	8.1	13.4
Corporate	(21.9)	(19.9)	(9.9)	(70.4)	(63.2)	(11.3)
Loss on disposal	(0.2)	—	NM	(18.7)	—	NM
Gain on sale of assets	—	—	NM	5.3	—	NM
Consolidated Total	$(21.4)	$9.0	NM %	$10.2	$33.3	(69.4)%

Third Quarter Results

Professional & Industrial reported earnings of $5.0 million for the quarter, a 30.7% decrease from a year ago. The decrease in earnings was primarily due to lower gross profit, partially offset by lower SG&A expense.

Science, Engineering & Technology reported earnings of $22.9 million for the quarter, a 16.2% increase from a year ago. The increase in earnings was primarily due to increases in revenues in most of our specialties within the SET business unit that were partially offset by increases in certain expenses, including those related to additional headcount and increased performance-based incentive compensation.

Education reported a loss of $4.8 million for the quarter, compared to a loss of $7.0 million a year ago. The change was primarily due to the increase in revenue resulting from improved demand for our services as compared to a year ago, coupled with good operating leverage. 2022 results also include earnings of $0.7 million from PTS acquired in May 2022.

Outsourcing & Consulting reported a loss of $24.3 million for the quarter, compared to earnings of $6.6 million a year ago, due primarily to a $30.7 million charge related to the impairment of goodwill of RocketPower. Excluding the goodwill impairment charge, earnings decreased from a year ago as a result of increasing costs, partially offset by higher revenue and gross profit.

International reported earnings of $1.9 million for the quarter, compared to earnings of $2.4 million a year ago. The decrease in earnings was primarily due to the sale of our Russian operations in July 2022.

September Year to Date Results

Professional & Industrial reported earnings of $27.1 million for the first nine months of 2022, a 36.1% increase from a year ago. The increase was due to improved gross profit, including conversion fees related to a large customer and good cost management.

Science, Engineering & Technology reported earnings of $63.9 million for the first nine months of 2022, a 12.5% increase from a year ago. The increase in earnings was primarily due to the impact of the Softworld acquisition. Increases in revenues in most of our specialties within the SET business unit were partially offset by increases in certain expenses, including those related to additional headcount and increased performance-based incentive compensation.

Education reported earnings of $8.8 million for the first nine months of 2022, compared to a loss of $2.5 million a year ago. The change was primarily due to the increase in revenue resulting from improved demand for our services as compared to a year ago, coupled with good operating leverage. 2022 results also include earnings of $1.6 million from PTS acquired in May 2022.

Outsourcing & Consulting reported a loss of $14.9 million for the first nine months of 2022, compared to earnings of $14.2 million from a year ago, due primarily to a $30.7 million charge related to the impairment of goodwill of RocketPower.

International reported earnings of $9.1 million for the first nine months of 2022, compared to earnings of $8.1 million a year ago. The increase in earnings was primarily due to gross profit growth in most geographies, partially offset by the impact of the sale of our Russian operations in July 2022.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash, totaled $130.7 million at the end of the third quarter of 2022 and $119.5 million at year-end 2021. As further described below, we used $111.7 million of cash for operating activities, generated $167.7 million of cash from investing activities and used $37.4 million of cash for financing activities.

Operating Activities
In the first nine months of 2022, we used $111.7 million of net cash for operating activities, as compared to generating $31.0 million in the first nine months of 2021, primarily due to increased working capital requirements. As revenue levels continue to recover or surpass pre-COVID levels in certain segments, days sales outstanding increased. As of the end of the third quarter of 2022, global DSO has increased primarily as a result of an increase in the mix of MSP and other customers with extended terms and, to a lesser extent, the timing of customer payments. Accounts payable and accrued liabilities was $735.2 million and increased from year-end 2021 as a result of increased MSP supplier payables. This increase partially mitigated the impact of higher global DSO on net cash from operating activities. In addition, we paid $50.1 million of income taxes related to the sale of Persol Holdings common stock and $29.5 million related to deferred U.S. payroll taxes in 2022.

Trade accounts receivable totaled $1.5 billion at the end of the third quarter of 2022. Global DSO was 64 days at the end of the third quarter of 2022, 60 days at year-end 2021 and 63 days at the end of the third quarter of 2021.

Our working capital position (total current assets less total current liabilities) was $587.1 million at the end of the third quarter of 2022, an increase of $93.6 million from year-end 2021. Excluding the increase in cash, working capital increased $83.9 million from year-end 2021. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the third quarter of 2022 and at year-end 2021.

Investing Activities
In the first nine months of 2022, we generated $167.7 million of cash from investing activities, as compared to using $198.4 million in the first nine months of 2021. Included in cash generated from investing activities in the first nine months of 2022 is $196.9 million of proceeds from the sale of the investment in Persol Holdings and $119.5 million of proceeds from the sale of almost all of the Company's equity investment in PersolKelly. This was partially offset by $58.3 million of cash used for the acquisition of RocketPower in March 2022, net of cash received, $84.8 million of cash used for the acquisition of PTS in May 2022, net of cash received, and $6.0 million of cash disposed from the sale of Russia in July 2022, net of proceeds. Included in cash used for investing activities in the first nine months of 2021 is $213.0 million of cash used for the acquisition of Softworld in April 2021, net of cash received and including working capital adjustments.

Financing Activities
We used $37.4 million of cash for financing activities in the first nine months of 2022, as compared to using $5.7 million in the first nine months of 2021. The change in cash used for financing activities was primarily related to the buyback of the Company's common shares held by Persol Holdings for $27.2 million in the first nine months of 2022 and the year-over-year change in dividend payments. Dividends paid per common share were $0.20 in the first nine months of 2022 and $0.05 in first nine months of 2021.

Changes in net cash used for financing activities are also impacted by short-term borrowing activities. The change in short-term borrowings in the first nine months of 2022 was primarily due to borrowings on local lines of credit. The change in short-

term borrowings in the first nine months of 2021 was primarily due to payments on local lines of credit. Debt totaled $0.1 million at the end of the third quarter of 2022, which represented local borrowings, compared to no debt at year-end 2021. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the third quarter of 2022 and at year-end 2021.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the third quarter of 2022, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
As of the third quarter of 2022, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $97.0 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $53.0 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the third quarter of 2022, we met the debt covenants related to our revolving credit facility and securitization facility.
We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We expect our working capital requirements to increase over the next several quarters if demand for our services increases, to pay the remaining deferred payroll tax balances noted above by January 3, 2023, and to fund future share repurchases.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2022 third quarter earnings.
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
On March 7, 2022, the Company completed the acquisition of RocketPower and on May 2, 2022 our KSU subsidiary completed the acquisition of PTS (see Acquisitions and Disposition footnote). Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, we intend to exclude the acquired RocketPower and PTS businesses from our assessment and report on internal control over financial reporting for the year ending January 1, 2023. We are in the process of integrating RocketPower and PTS into our system of internal control over financial reporting.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2022, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
July 4, 2022 through August 7, 2022	489	$19.82	—	$—

August 8, 2022 through September 4, 2022	67	19.01		$—

September 5, 2022 through October 2, 2022	61	14.60	—	$—

Total	617	$19.22
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock and performance shares held by employees. Accordingly, 617 shares were reacquired in transactions during the quarter.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 54 of this filing.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
10.16	First Amended and Restated Receivables Purchase Agreement Amendment No. 3, dated September 21, 2022.

14	Code of Business Conduct and Ethics, revised August 2022.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 10, 2022

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2022

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)