Form 10-K
period 2023-01-01
KELLY SERVICES INC
filed 2023-02-16
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $668.3 million.

Registrant had 33,831,598 shares of Class A and 3,342,146 of Class B common stock, par value $1.00, outstanding as of February 5, 2023.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2023 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

Founded by William Russell Kelly in 1946, Kelly Services® pioneered an industry that connects people to work in ways that enrich their lives. Our inception helped usher in and embolden a workforce of women, opening doors and creating completely new opportunities. Over the next 76 years, as work evolved, Kelly equipped people with skills to master new technologies as they emerged: launching the first-of-its-kind online learning center for scientists; creating testing and training packages for breakthrough office programs; and launching skill builders that aligned with new light industrial protocols. With each advance, Kelly met the needs of the marketplace; empowering our people to reach their personal goals and enabling our clients to access skilled talent to move their organizations forward.

As work has evolved so has Kelly's range of solutions, growing over the years to reflect the changing needs of employers and the desires and lifestyles of talent. We have progressed from a traditional office staffing business to a creative, insightful and agile talent company delivering expertise in a portfolio of specialty services. In line with market demand, we are increasingly delivering a variety of outcome-based services in which we provide specialized talent and operational management of functions and departments on behalf of our clients.

We rank as one of the world’s largest scientific and clinical research staffing providers and place talent at various levels in engineering, IT and telecommunications specialties. We are also a leading education staffing provider in the U.S., placing talent across the full education spectrum from early childhood education to higher education. These services complement our expertise in professional office services, contact center and light industrial staffing. As work has evolved and talent management has become more complex, we have also developed innovative solutions to help many of the world’s largest employers plan for and manage their workforce through recruitment outsourcing, payroll processing, talent advisory, career transition and supplier management services.

Geographic Breadth of Services

Headquartered in the United States, Kelly provides workforce solutions to a diverse group of local, regional and global clients in the Americas, Europe and the Asia-Pacific region across a variety of industries.

In 2022, we assigned more than 300,000 temporary employees to a variety of customers around the globe.

Description of Business Segments

Kelly is a talent solutions company organized into five specialty businesses, which are also our reportable segments, serving clients of all sizes across a variety of industries. This structure enables us to focus on specialties with robust demand, promising growth opportunities and areas in which we excel at attracting and placing talent.

•Professional & Industrial – delivers staffing, outcome-based and permanent placement services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect and Skilled Professional Solutions products

•Science, Engineering & Technology ("SET") – delivers staffing, outcome-based and permanent placement services focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes our Softworld, NextGen and Global Technology Associates subsidiaries

•Education – delivers staffing, permanent placement and executive search services across the full education spectrum from early childhood to higher education in the U.S. and includes Teachers On Call, Insight Workforce Solutions, Greenwood/Asher and Pediatric Therapeutic Services ("PTS")

•Outsourcing & Consulting Group ("Outsourcing & Consulting," "OCG") – delivers Managed Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Payroll Process Outsourcing ("PPO") and Talent Advisory Services to customers on a global basis and includes RocketPower

•International – delivers staffing, RPO and permanent placement services in 14 countries in Europe, as well as services in Mexico delivered in accordance with changes in labor market regulations

Financial information regarding our reportable segments is included in the Segment Disclosures footnote in the notes to our consolidated financial statements presented in Part II, Item 8 of this report.

Business Objectives

By connecting our clients with qualified talent in an ever-evolving world of work, Kelly has a positive impact on the people, clients and communities we serve. As a destination for top talent and a strategic business partner for our clients, we continue to adopt innovative business practices and forward-looking technologies that drive success in a dynamic market. With more than one-third of the world’s workforce now participating as independent workers, we help companies adopt strategies that recognize and utilize contingent labor, consultants and project-based work as enablers of their ongoing success.

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

Seasonality and Economic Cycles

Our operating results have historically been affected by the cyclical response to both economic downturns and upswings. Customers tend to use our services to supplement their existing workforce and generally hire permanent employees when long-term demand is expected to increase. As a consequence, our revenue from services tends to increase when the economy grows. Conversely, our revenue from services decreases when the economy declines and customer demand for our services also declines. Our business also experiences seasonal fluctuations, particularly in our Education operating segment. Revenue in Education is generally lowest in the third quarter in line with schools’ summer break.

Working Capital

Our working capital requirements are primarily generated from employee payroll which is generally paid weekly or monthly and customer accounts receivable which is generally outstanding for longer periods, with days sales outstanding ("DSO") of 61 days as of January 1, 2023. Since receipts from customers lag payroll payments to temporary employees, working capital requirements increase and operating cash flows may decrease substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease and operating cash flows increase. Such increases dissipate over time if the economic downturn continues for an extended period.

Customers

Kelly’s client portfolio spans employers of all sizes, ranging from local and mid-sized businesses to the Fortune 500. In 2022, an estimated 54% of total company revenue was attributed to our largest 100 customers. Our largest single customer accounted for approximately seven percent of total revenue in 2022.

Government Contracts

Although we conduct business under various federal, state and local government contracts, no one contract represents more than three percent of total company revenue in 2022.

Competition

The worldwide workforce solutions industry is competitive and highly fragmented. In the United States, we compete with other firms that operate nationally and offer a breadth of service similar to ours, and with thousands of smaller regional or specialized companies that compete in varying degrees. Outside the United States, we face similar competition. In 2022, our largest competitors were Randstad, Adecco Group, ManpowerGroup Inc. and Allegis Group.

Key factors that influence our success are quality of service, price and breadth of service.

Quality of service is highly dependent on the availability of qualified talent, and our ability to promptly and effectively recruit, screen, retain and manage a pool of employees who match the skills required by our customers. We must balance competitive pricing pressures, which may intensify during an economic downturn, with the need to attract and retain a qualified workforce. Price competition in the staffing industry is intense, particularly for education, office clerical and light industrial personnel and pricing pressure from customers and competitors continues to be significant.

Companies may seek a single supplier to manage all of their demand for contingent talent. To provide the breadth of service required, clients may need us to manage staffing suppliers and independent workers on their behalf. Kelly seeks to address this requirement for our clients, enabling us to deliver talent wherever and whenever they need it around the world.

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

Human Capital

We are a talent solutions company dedicated to connecting people to work in ways that enrich their lives, and our employees are critical to achieving this noble purpose. To succeed in our highly competitive and rapidly evolving market, we must attract and retain experienced internal employees, as well as talent we put to work for our customers. As part of these efforts, we strive to offer competitive total rewards programs, promote employee development, foster an inclusive and diverse environment and allow employees to give back to their communities and make a social impact.

We are committed to the health, safety and wellness of our employees and talent. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we seek to implement policies and practices that align with applicable laws and regulations and are in the best interest of our employees, talent and the communities in which we operate.

Internal Employees

As of January 1, 2023, we employed approximately 4,800 staff members in the United States and an additional 2,700 in our international locations. Kelly retention rates for high performing and high potential employees align with our comparable benchmark.

Compensation and Benefits. Kelly is committed to providing competitive, equitable and fiscally responsible total rewards programs to our employees.  Our compensation programs are designed to attract, retain and reward talented individuals with the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide employees with competitive compensation opportunities, with strong pay-for-performance linkages that include a mix of base salary, short-term incentives and, in the case of our more senior employees, long-term equity awards. Our programs provide fair and competitive opportunities that align employee and stockholder interests. In addition to cash and equity compensation, we offer employees competitive benefits such as life and health (medical, dental and vision) insurance, paid time off, wellness benefits and defined contribution retirement plans. We review our compensation and benefits programs annually and respond to changes in market practice. For example, recent enhancements to our U.S. benefits program include additional time off for significant life events, a financial advisor program, support programs for certain chronic health conditions and introduction of a well-being app globally. In addition, pay and benefits programs for our international employees align with competitive local practices.

Inclusion and Diversity. Since 1947, our founder fought to increase women's access to work, and we’ve long been an outspoken advocate for the value temporary and independent workers bring to the workplace. We are committed to fostering an inclusive and diverse workforce.  For example, most of Kelly's U.S. workforce is female, including a majority of director and above roles. Additionally, for a fifth consecutive year, we’ve achieved a 100% rating from the Human Rights Campaign Foundation’s Corporate Equality Index for LGBTQ+ equality in the workplace. We believe an inclusive environment with diverse teams creates a workplace that is conducive to producing more creative solutions, results in better, more innovative products and services, and presents Kelly as a workplace leader, aiding our ability to attract and retain high-performing talent. We are focused on fostering a culture of belonging, where everyone feels welcomed and respected and can thrive as we work together. Kelly promotes employee development and internal career mobility to enable our team to achieve their full potential and to ensure we have the evolving workforce capabilities that the future demands.

Community Involvement. We consider sustainability a guiding principle in strengthening the relationship with our global workforce, suppliers and customers. Through our programs and initiatives, we seek to improve the quality of life of our employees, their families and the communities in which they live and serve. Designed on the concept of social investment and nurturing shared values, our approach ensures the creation of future development capacities instead of aiding on isolated occasions. We support initiatives where our employees can actively engage in the causes they believe in that are also connected to our sustainability strategy. In 2022, we achieved over 7,800 hours of volunteering (for the U.S. and Canada), engaging over 1,000 employees. Through our Equity@Work efforts, we are living our commitment to ensure equitable access to work and growth by creating alliances with like-minded companies, policy groups and institutions to positively impact how companies hire, advance and help more people thrive.

For more information on our diversity and inclusion and community involvement initiatives, please see our Sustainability Report - Growing with Purpose, which is available at kellyservices.com.

Talent

In addition to our internal employees, Kelly recruits talent on behalf of our customers globally.  In 2022, we placed more than 300,000 individuals in positions with our customers.  Kelly remains the employer of record for our employees working at our customer locations.  This means that we retain responsibility for all assignments (including ensuring appropriate health and safety protocols in conjunction with our customers), wages, benefits, workers’ compensation insurance, and the employers’ share of applicable payroll taxes as well as the administration of the employee's share of these taxes.  We also offer our Kelly talent access to competitive health and benefit programs while they are working with us.

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

The emergence of new strain(s) of COVID-19 that are more deadly, contagious, or vaccine resistant, or a decline in the effectiveness of vaccines or treatment regimens could result in another economic downturn, a decline in demand for our services, or increased worker absenteeism. Likewise, the financial viability of third parties on which we rely to provide staffing services or manage critical business functions could also be impacted by further negative COVID-19 developments.

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
•announcements relating to strategic relationships, acquisitions or divestitures;
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

The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing and consulting companies. Randstad, Adecco Group, ManpowerGroup Inc. and Allegis Group are considerably larger than we are and have more substantial marketing and financial resources. Additionally, the emergence of online staffing platforms or other forms of disintermediation may pose a competitive threat to our services, which operate under a more traditional staffing business model. Price competition in the staffing industry is intense, particularly for the provision of office clerical, light industrial and education personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

We are subject to a multitude of federal, state, local, and foreign taxes in the jurisdictions in which we operate. Our tax expense could be materially impacted by changes in tax laws in these jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in the mix of income by country. The overall size of our workforce and visibility of our industry may make it more likely we become a target of government investigations, and we are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.

Risks Related to Strategy and Execution

Our future performance depends on the Company’s effective execution of our business strategy.

The performance of the Company’s business is dependent on our ability to effectively execute our growth strategy. Our strategy includes targeted investments in select specialty areas, focusing on growth platforms and implementation of a cost-effective operating model to bridge our strategy to execution. If we are unsuccessful in executing our strategy, we may not achieve either our stated goal of revenue growth or the intended productivity improvements, which could negatively impact profitability. Even if effectively executed, our strategy may be insufficient considering changes in market conditions, technology, competitive pressures or other external factors.

If we fail to successfully develop new service offerings, we may be unable to retain and acquire customers, resulting in a decline in revenues.

The Company’s successful execution of our growth strategy requires that we match evolving customer expectations with evolving service offerings. The development of new service offerings requires accurate anticipation of customer needs and emerging technology and workforce trends. We must make long-term investments in our information technology infrastructure and commit resources to development efforts before knowing whether these investments will result in service offerings that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new service offerings or do not successfully deliver new service offerings, our competitive position could weaken, causing a material adverse effect on our results of operations and financial condition.

A loss of major customers or a change in such customers’ buying behavior or economic strength could have a material adverse effect on our business.

We serve many large corporate customers through high volume service agreements. While we intend to maintain or increase our revenues and earnings from our major corporate customers, we are exposed to risks arising from the possible loss of major customer accounts. A change in labor strategy or the deterioration of the financial condition or business prospects of these customers could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from these customers. Such change could occur due to factors in our customers' control but also could occur due to economic, social, climate, or political factors outside of our customers' control. Our customers are also exposed to third-party risk through their use of vendors and suppliers which, in the event of a third-party incident at a customer, could result in a deterioration in their financial condition. Continuing merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. The expansion of payment terms may extend our working capital requirements and reduce available capital for investment. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

Our business with large customer accounts reflects a market-driven shift in buying behaviors in which reliance on a small number of staffing partners has shifted to reliance upon a network of talent providers. The movement from single-sourced to competitively sourced staffing contracts may also substantially reduce our future revenues from such customers. While Kelly has sought to address this trend, including providing MSP services within our OCG segment, we may not be selected or retained as the MSP by our large customers. This may result in a material decrease in the revenue we derive from providing staffing services to such customers. In addition, revenues may be materially impacted from our decision to exit customers due to pricing pressure or other business factors.

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

We are at risk of damage to our brands, which are important to our success.

Our success depends, in part, on the value associated with our brands. Because we assign employees to work under the direction and supervision of our customer at work locations not under Kelly’s control, we are at risk of our employees engaging in unauthorized conduct that could harm our reputation. Our Education segment is particularly susceptible to this exposure. Any incident, act or omission that damages Kelly’s reputation could cause the loss of current and future customers, additional regulatory scrutiny and liability to third parties, which could negatively impact profitability.

As we increasingly offer services outside the realm of traditional staffing, including business process outsourcing and services intended to connect talent to independent work, we are exposed to additional risks which could have a material adverse effect on our business.

Our business strategy focuses on driving profitable growth in key specialty areas, including through business process outsourcing arrangements, where we provide operational management of our customers’ non-core functions or departments. This could expose us to certain risks unique to that business, including product liability or product recalls. As the nature of work changes, we deliver services that connect talent to independent work with our customers and expose the Company to risks of misclassifying workers, which could result in regulatory audits and penalties. Although we have internal vetting processes intended to control such risks, there is no assurance that these processes will be effective or that we will be able to identify these potential risks in a timely manner. Our specialties also include professional services where errors or omissions by employees or independent contractors can result in substantial injury or damages. We attempt to mitigate and transfer such risks through contractual arrangements with our customers and suppliers; however, these services may give rise to liability claims and litigation. While we maintain insurance in types and amounts we believe are appropriate for the contemplated risks, there is no assurance that such insurance coverage will remain available on reasonable terms or be sufficient in amount or scope.

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

Further, acquisitions result in goodwill and intangible assets which have the risk of impairment if the future operating results and cash flows of such acquisitions are lower than our initial estimates. In the event that we determine that there is an impairment, we may be required to record a significant non-cash charge to earnings that could adversely affect our results of operations. In 2022, changes in market conditions related to demand in hiring in the high-tech industry and slowing growth in RPO more broadly, resulted in a goodwill impairment charge of $41.0 million.

Certain equity investments may expose us to additional risks and uncertainties.

We participate, or may participate in the future, in certain investments in equity affiliates, such as joint ventures or other investments with strategic partners, including PersolKelly Pte. Ltd. These investments or arrangements expose us to a number of risks, including the risk that the management of the investment or combined venture may not be able to fulfill their performance obligations under the management agreements or that the joint venture parties may be incapable of providing the required financial support. Additionally, improper, illegal or unethical actions by the investment or venture management could have a negative impact on the reputation of the investment or venture and our Company.

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
•varying economic and geopolitical conditions;
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

We depend on our ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. We must continually evaluate our base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. Low unemployment, as well as social, political and financial conditions can negatively impact the amount of qualified personnel available to meet the staffing requirements of our customers. There can be no assurance that qualified personnel will continue to be available in sufficient numbers and on terms of employment acceptable to us and our customers. Our success is substantially dependent on our ability to recruit and retain qualified temporary personnel.

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
•entitlement to employee benefits, including health insurance and retroactive benefits;
•failure to comply with leave policy and other labor requirements; and
•errors and omissions by our temporary employees, particularly for the actions of professionals such as engineers, therapists, accountants, teachers and scientists.

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

Many business processes critical to our continued operation are hosted in outsourced facilities in America, Europe and Asia. Certain other processes are hosted at our corporate headquarters complex or occur in cloud-based computer environments. These critical processes include, but are not limited to, payroll, customer reporting, and order management. Although we have taken steps to protect all such instances by establishing robust data backup and disaster recovery capabilities, the loss of these data centers or access to the cloud-based environments could create a substantial risk of business interruption which could have a material adverse effect on our business, financial condition and results of operations.

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

The Terence E. Adderley Revocable Trust K (“Trust K”) which became irrevocable upon the death of Terence E. Adderley on October 9, 2018, is our controlling stockholder. In accordance with the provisions of Trust K, William U. Parfet, David M. Hempstead and Andrew H. Curoe were appointed as successor trustees of the trust. Mr. Parfet is the brother of Donald R. Parfet, the Chairman of the board of directors of the Company. The trustees, acting by majority vote, have sole investment and voting power over the shares of Class B common stock held by Trust K, which represent approximately 93.5% of the outstanding Class B shares. The voting rights of our Class B common stock are perpetual, and our Class B common stock is not subject to transfer restrictions or mandatory conversion obligations under our certificate of incorporation or bylaws.

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

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2022, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), cannot be assured. If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. Additionally, our credit facilities contain cross-default provisions. In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility. If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our headquarters is a leased facility located in Troy, Michigan and is available to our corporate, subsidiary and divisional employees. We also conduct business operations in both the U.S. and international locations in additional leased facilities. Since 2020, the majority of our internal employees have also conducted business remotely as part of our flexible work policy.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2022
Class A common
High	$23.00	$21.69	$22.56	$18.78	$23.00
Low	16.22	16.73	13.41	13.64	13.41

Class B common
High	22.30	21.77	26.64	18.63	26.64
Low	16.74	17.01	13.64	14.04	13.64

Dividends	0.05	0.075	0.075	0.075	0.275

2021
Class A common
High	$23.90	$26.98	$25.00	$20.87	$26.98
Low	19.13	22.51	18.58	15.88	15.88

Class B common
High	57.46	60.00	24.70	21.27	60.00
Low	18.00	22.15	17.95	16.63	16.63

Dividends	—	—	0.05	0.05	0.10

Holders

The number of holders of record of our Class A and Class B common stock were approximately 10,500 and 700, respectively, as of January 30, 2023.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2022, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
October 3, 2022 through November 6, 2022	143	$14.53	—	$—

November 7, 2022 through December 4, 2022	68,238	16.90	68,114	48.8

December 5, 2022 through January 1, 2023	408,607	16.41	406,530	42.2

Total	476,988	$16.48	474,644

On November 9, 2022, the Company's board of directors approved a plan for the Company to repurchase shares of its Class A common stock with a market value not to exceed $50.0 million through transactions executed in the open market within one year. We may also reacquire shares outside the program in connection with shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 2,344 shares were reacquired in transactions outside the repurchase program during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P SmallCap 600 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2022. The graph assumes an investment of $100 on December 31, 2017 and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2017 – December 31, 2022

	2017	2018	2019	2020	2021	2022
Kelly Services, Inc.	$100.00	$76.01	$84.84	$77.59	$63.59	$65.03
S&P SmallCap 600 Index	$100.00	$91.52	$112.37	$125.05	$158.59	$133.06
S&P 1500 Human Resources and Employment Services Index	$100.00	$83.73	$102.81	$103.69	$156.71	$117.07

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview

In 2022, Kelly moved forward on its strategic growth journey amid a dynamic macroeconomic environment in the first half of the year. As the year progressed, a mixed pattern of revenue growth and deceleration emerged and persisted through the balance of 2022 driven by rising inflation, increasing interest rates and heightened economic uncertainty. Consequently, a growing number of employers scaled back or paused hiring – and in some cases reduced the size of their workforces – to align their costs with declining growth. Notwithstanding these dynamics, the labor market remained tight. The economy continued to add jobs – albeit at a slightly slower pace to end the year – and unemployment remained at historically low levels, which contributed to ongoing challenges with sourcing talent.

By executing our strategy in a disciplined manner and focusing on factors within our control, we managed through these ongoing headwinds and achieved solid growth over the prior year.

•We increased total company revenue driven by top-line growth in our Education, SET and OCG business units.
•Our more profitable outcome-based solutions demonstrated resilience amid macroeconomic headwinds and generated solid revenue and gross profit growth.
•Each of our five business units expanded its gross profit rate, reflecting our ongoing drive to shift toward a higher-margin, higher-value business mix.
•Excluding the impact of goodwill impairment charges and a loss on the disposal of our Russian operations, we improved earnings from operations, demonstrating our ability to effectively translate gross margin expansion to earnings growth.

2022 was also a year in which we accelerated our transformation and streamlined our portfolio.

•We ended the cross-ownership arrangement between Kelly and Persol Holdings – selling our investment in the common shares of Persol Holdings and repurchasing our Class A and B common shares held by Persol Holdings – and reduced our ownership interest in our PersolKelly joint venture, unlocking $235 million of liquidity.
•We redeployed a portion of the net proceeds from these transactions to advance our inorganic growth strategy, while preserving the remaining capital to pursue additional high-margin, high-growth acquisitions in the future.
•We monetized non-core real estate holdings, unlocking more capital to invest in growth initiatives.
•We acted decisively to transfer ownership of our Russian operations to a Russian company.
•We increased our dividend to its pre-pandemic level and authorized a $50 million repurchase of outstanding Class A common shares.

Together, these achievements and actions demonstrate our commitment to our specialty growth strategy and create long-term value for all our stakeholders.

As the macroeconomic situation unfolds in 2023, we will stay the course in our pursuit of profitable growth while proactively controlling costs to manage through this economic cycle. In each of our chosen specialties, we will continue to shift toward a business mix characterized not only by higher margins and value, but greater resilience to lessen the impact of market fluctuations. We also intend to drive inorganic growth using our available capital to pursue additional high-quality acquisitions in Education, SET and OCG. Finally, we will continue to invest in technology and new products that will improve the talent and customer experience, increase efficiency and enable organic growth. Together, these actions will ensure that we continue to move forward on our strategic journey in pursuit of profitable, specialty growth.

Financial Measures

The constant currency (“CC”) change amounts in the following tables refer to the year-over-year percentage changes resulting from translating 2022 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2021. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative (“SG&A”) expenses within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.

CC measures are non-GAAP measures and are used to supplement measures in accordance with GAAP (Generally Accepted Accounting Principles). Our non-GAAP measures may be calculated differently from those provided by other companies, limiting their usefulness for comparison purposes. Non-GAAP measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

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

Results of Operations

Total Company
(Dollars in millions)

	2022	2021	Change
Revenue from services	$4,965.4	$4,909.7	1.1%
Gross profit	1,011.8	919.2	10.1
SG&A expenses excluding restructuring charges	943.5	866.6	8.9
Restructuring charges	—	4.0	NM
Total SG&A expenses	943.5	870.6	8.4
Goodwill impairment charge	(41.0)	—	NM
Loss on disposal	(18.7)	—	NM
Gain on sale of assets	6.2	—	NM
Earnings (loss) from operations	14.8	48.6	(69.7)
Gain (loss) on investment in Persol Holdings	(67.2)	121.8	NM
Loss on currency translation from liquidation of subsidiary	(20.4)	—	NM
Gain on insurance settlement	—	19.0	NM
Other income (expense), net	1.6	(3.6)	146.4
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(71.2)	185.8	NM
Income tax expense (benefit)	(7.9)	35.1	(122.6)
Equity in net earnings (loss) of affiliate	0.8	5.4	(85.9)
Net earnings (loss)	$(62.5)	$156.1	NM	%

Gross profit rate	20.4%	18.7%	1.7	pts.
Conversion rate	1.5	5.3	(3.8)

The discussion that follows focuses on 2022 results compared to 2021. For a discussion of 2021 results compared to 2020, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed on February 17, 2022.

2022 vs. 2021

Revenue from services increased 1.1% on a reported basis and 3.2% on a constant currency basis, and reflects revenue increases in Education, Science, Engineering & Technology, and Outsourcing & Consulting operating segments, partially offset by declines in Professional & Industrial and International segments. Our first quarter 2021 acquisition of Softworld, a technology staffing and solutions firm, and our first quarter 2022 acquisition of RocketPower, an RPO solutions provider, and our second quarter 2022 acquisition of PTS, a specialty firm that provides in-school therapy services, added approximately 180 basis points to the revenue growth rate. Compared to 2021, revenue from staffing services decreased 1.2% and revenue from outcome-based services increased 6.3%. Permanent placement revenue, which is included in revenue from services, increased 18.9% from 2021.

Gross profit increased 10.1% on a reported basis and 12.1% on a constant currency basis on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 170 basis points due primarily to favorable product mix, lower employee-related costs, higher permanent placement income and the impact of the acquisitions of Softworld, RocketPower and PTS, which generate higher gross profit rates. The gross profit rate increased in all operating segments. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses increased 8.4% on a reported basis and 10.0% on a constant currency basis. Approximately 320 basis points of the year-over-year increase is attributable to the first quarter SG&A expenses for Softworld and the SG&A expenses for RocketPower and PTS, including amortization of intangibles and other operating expenses. The increase in SG&A expenses also reflects increases in salary and related costs and increases in performance-based incentive compensation expenses.

The goodwill impairment charge relates to our RocketPower business, which delivers RPO services primarily to customers in the high-tech industry, and is included in the Outsourcing & Consulting segment. Changes in market conditions related to demand in hiring in the high-tech industry and slowing growth in RPO more broadly resulted in a goodwill impairment charge of $41.0 million in 2022.

Loss on disposal relates to our decision in May 2022 to sell our business in Russia. As a result, our Russian operations were classified as a held for sale disposal group and an impairment loss of $18.5 million representing the excess carrying value over the fair value of the net assets, less costs to sell, was recognized in the second quarter of 2022 with an additional loss of $0.2 million recognized in the third quarter upon completion of the transaction. Gain on sale of assets relates to the disposition of under-utilized real property located in the United States.

Earnings from operations for 2022 totaled $14.8 million, compared to earnings of $48.6 million in 2021. The decline is due primarily to the goodwill impairment charge and the loss on disposal, partially offset by higher gross profit, net of increased SG&A expenses and gain on sale of assets. Included in total earnings from operations in 2022 is approximately $14.4 million related to Softworld, RocketPower and PTS earnings from operations, inclusive of amortization of intangibles but excluding the RocketPower goodwill impairment charge, and $6.3 million in 2021 related to Softworld, inclusive of amortization of intangibles.

The loss on investment in Persol Holdings in 2022 represented the $52.4 million loss resulting from changes in the market price of our investment in the common stock of Persol Holdings up until the date of the transaction and the $14.8 million loss on sale, including transaction costs from the sale of the investment in an open-market transaction. The gain on the investment in Persol Holdings in 2021 resulted from changes in the quoted market price of the Persol Holdings common stock.

Loss on currency translation from liquidation of subsidiary represents the impact of the liquidation of our Kelly Japan subsidiary following the sale of the company’s investment in Persol Holdings and the return of capital through a dividend payment to its U.S. parent.

The change in Other income (expense), net is primarily the result of $5.5 million of foreign exchange gains related to U.S.-denominated cash equivalents held by our Kelly Japan subsidiary following the sale of the Persol Holdings shares and prior to its dividend payment to the U.S. parent in the first quarter of 2022.

Income tax benefit was $7.9 million for 2022 and income tax expense was $35.1 million for 2021. 2022 benefited from lower pretax earnings, changes in the fair value of the Company’s investment in Persol Holdings, and the impairment of tax deductible goodwill. These benefits were offset by the charge associated with tax exempt life insurance cash surrender value losses. Income tax expense for 2021 included charges from changes in the fair value of the Company’s investment in Persol Holdings and the gain on insurance settlement. These amounts were offset by benefits from a change in tax rate in the United Kingdom and tax exempt life insurance cash surrender value gains.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation and, prior to February 2022, changes in the fair value of the Company’s investment in Persol Holdings which were treated as discrete since they could not be estimated.

The net loss for 2022 was $62.5 million, compared to net earnings of $156.1 million for 2021. This change was due to the Persol Holdings investment, including the first quarter 2022 sale and related impacts, the goodwill impairment charge, the loss on disposal related to the sale of our Russian operations, partially offset by improved gross profit in 2022 and the gain on sale of under-utilized real property in the United States.

Operating Results By Segment
(Dollars in millions)

	2022	2021	% Change
Revenue From Services:
Professional & Industrial	$1,666.2	$1,837.4	(9.3)%
Science, Engineering & Technology	1,265.4	1,156.8	9.4
Education	636.2	416.5	52.7
Outsourcing & Consulting	468.0	432.1	8.3
International	932.2	1,067.8	(12.7)
Less: Intersegment revenue	(2.6)	(0.9)	182.8
Consolidated Total	$4,965.4	$4,909.7	1.1%

2022 vs. 2021

Professional & Industrial revenue from services decreased 9.3%. The decrease was due primarily to a 12.4% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Included in the decline in hours was the impact from a shift of a large staffing customer to a permanent placement model which resulted in lower staffing volume. Revenue from outcome-based services declined 0.3% due to lower demand for our call center specialty, partially offset by growth in other specialties.

Science, Engineering & Technology revenue from services increased 9.4% on a reported basis, which includes revenue from the acquisition of Softworld in the second quarter of 2021. Excluding the impact of the addition of Softworld revenue in the first quarter of 2022, the revenue growth was 6.1%, which was driven by increases in our outcome-based services as well as an increase in revenue in our staffing business coming from increases in bill rates and permanent placement income, partially offset by a decline in hours.

Education revenue from services increased 52.7%. The revenue increase includes the impact of the acquisition of PTS in May 2022. On an organic basis, revenue increased 45.9% reflecting increased demand from existing customers, new customer wins and the impact of higher bill rates.

Outsourcing & Consulting revenue from services increased 8.3% on a reported basis, which includes the revenue from the acquisition of RocketPower in March 2022. On an organic basis, revenue growth was 2.7% due primarily to strong demand for RPO services, coupled with revenue growth in MSP, partially offset by declines in PPO revenue.

International revenue from services decreased 12.7% on a reported basis and decreased 4.7% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022, combined with revenue declines in Mexico due to the impact of legislation enacted in the third quarter of 2021, which placed restrictions on the staffing industry. Revenue in Europe decreased 9.2% on a reported basis and decreased 0.3% in constant currency, with the impact of the sale of our Russian operations nearly offset by growth in most geographies.

Operating Results By Segment (continued)
(Dollars in millions)

	2022	2021	Change
Gross Profit:
Professional & Industrial	$302.5	$310.0	(2.4)%
Science, Engineering & Technology	297.0	253.9	17.0
Education	100.3	65.1	54.0
Outsourcing & Consulting	169.6	141.4	20.0
International	142.4	148.8	(4.3)
Consolidated Total	$1,011.8	$919.2	10.1%

Gross Profit Rate:
Professional & Industrial	18.2%	16.9%	1.3	pts.
Science, Engineering & Technology	23.5	21.9	1.6
Education	15.8	15.6	0.2
Outsourcing & Consulting	36.3	32.7	3.6
International	15.3	13.9	1.4
Consolidated Total	20.4%	18.7%	1.7	pts.

2022 vs. 2021

Gross profit for the Professional & Industrial segment decreased due to lower revenue volume, partially offset by an increase in the gross profit rate. In comparison to the prior year, the gross profit rate increased 130 basis points. This increase reflects improved business mix, higher permanent placement income, including conversion fees related to a large customer and lower employee-related costs.

Science, Engineering & Technology gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 160 basis points due to improved specialty mix, including the acquisition of Softworld which generates higher gross profit margins, and increased permanent placement income, partially offset by higher employee-related costs.

Gross profit for the Education segment increased on higher revenue volume and an increase in the gross profit rate. The gross profit rate increased 20 basis points, due primarily to the acquisition of PTS which generates higher margins, and higher permanent placement income at Greenwood/Asher.

Outsourcing & Consulting gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 360 basis points, primarily due to a change in product mix within this segment. Growth in RPO, including the acquisition of RocketPower, and MSP with higher margins, was coupled with decreased revenues in our PPO product, which generates lower profit margins.

International gross profit decreased 4.3% on a reported basis and improved 4.6% on a constant currency basis. On a reported basis, lower revenue volume was partially offset by an improved gross profit rate. On a constant currency basis, the improved gross profit rate more than offset the impact of lower revenue volume. In comparison to the prior year, the gross profit rate increased 140 basis points, primarily due to improved business mix and higher permanent placement income.

Operating Results By Segment (continued)
(Dollars in millions)

	2022	2021	% Change
SG&A Expenses:
Professional & Industrial	$270.5	$278.6	(2.9)%
Science, Engineering & Technology	214.9	180.2	19.2
Education	81.8	62.1	31.7
Outsourcing & Consulting	149.8	122.7	22.1
International	132.5	138.9	(4.6)
Corporate expenses	94.0	88.1	6.6
Consolidated Total	$943.5	$870.6	8.4%

2022 vs. 2021

Total SG&A expenses in Professional & Industrial decreased 2.9%, primarily due to lower expenses to support lower volumes in our staffing and outcome-based call center specialties, partially offset by higher performance-based incentive compensation expense.

Total SG&A expenses in Science, Engineering & Technology increased 19.2%, and includes the impact of the acquisition of Softworld in the second quarter of 2021. Excluding the impact of the addition of Softworld expenses in the first quarter of 2022, SG&A expenses increased 13.6%. The increase in organic SG&A expenses is due primarily to higher performance-based incentive compensation expense and higher salary-related costs from increasing headcount.

Total SG&A expenses in Education increased 31.7%, and includes the impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 24.0%, due primarily to higher salary-related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting increased 22.1%, and includes the impact of the acquisition of RocketPower in March 2022. Excluding the impact of the RocketPower acquisition, SG&A expenses increased 12.0%, due primarily to higher salary-related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in International decreased 4.6% on a reported basis and increased 3.6% on a constant currency basis. The increase in constant currency was primarily due to higher salary-related expenses driven by an increase in headcount, reflecting improving revenue in Europe, partially offset by the impact of the sale of our Russian operations in July 2022.

Corporate expenses increased 6.6%, primarily due to higher performance-based incentive compensation expense.

Operating Results By Segment (continued)
(Dollars in millions)

	2022	2021	% Change
Earnings (Loss) from Operations:
Professional & Industrial	$32.0	$31.4	1.8%
Science, Engineering & Technology	82.1	73.7	11.4
Education	18.5	3.0	NM
Outsourcing & Consulting	(21.2)	18.7	NM
International	9.9	9.9	(0.5)
Corporate	(94.0)	(88.1)	(6.6)
Loss on disposal	(18.7)	—	NM
Gain on sale of assets	6.2	—	NM
Consolidated Total	$14.8	$48.6	(69.7)%

2022 vs. 2021

Professional & Industrial reported earnings of $32.0 million, a 1.8% increase from 2021. The increase was due to effective cost management as gross profit declined.

Science, Engineering & Technology reported earnings of $82.1 million, an 11.4% increase from 2021. The increase in earnings was primarily due to the impact of the Softworld acquisition. In addition, increases in gross profit in our outcome-based and telecom specialties were partially offset by increases in certain expenses in most of our specialties in the SET business unit, including those related to additional headcount and increased performance-based incentive compensation.

Education reported earnings of $18.5 million in 2022, compared to earnings of $3.0 million in 2021. The change was primarily due to the increase in revenue resulting from improved demand for our services as compared to 2021, coupled with operating leverage. 2022 results also include earnings of $3.8 million from PTS acquired in May 2022.

Outsourcing & Consulting reported a loss of $21.2 million in 2022, compared to earnings of $18.7 million in 2021, due primarily to a charge of $41.0 million related to the impairment of goodwill of RocketPower in 2022.

International reported earnings of $9.9 million in both 2022 and 2021. The decline in earnings due to the sale of operations in Russia was nearly offset by growth in most geographies.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash totaled $162.4 million at year-end 2022, compared to $119.5 million at year-end 2021. As further described below, during 2022, we used $76.3 million of cash for operating activities, generated $167.5 million of cash from investing activities and used $50.6 million of cash for financing activities.

Operating Activities

In 2022, we used $76.3 million of net cash for operating activities, as compared to generating $85.0 million in 2021 and generating $186.0 million in 2020. Net cash used for operating activities in 2022 and 2021 included $86.8 million and $29.7 million, respectively, of cash outflows related to the repayment of U.S. payroll taxes originally deferred in 2020. Net cash from operating activities in 2020 benefited from the deferral of $117.0 million of U.S. payroll taxes. In addition, in 2022 we paid $48.4 million of income taxes related to the sale of Persol Holdings common stock.

The change from 2021 to 2022 was primarily due to the impact of payments related to the payroll tax deferral, income tax payments related to the sale of Persol Holdings common stock and increased working capital requirements. Trade accounts receivable totaled $1.5 billion at year-end 2022 and $1.4 billion at year-end 2021. Global DSO for the fourth quarter was 61 days for 2022, compared to 60 days for 2021. Accounts payable and accrued liabilities was $723.3 million and increased from year-end 2021 as a result of increased MSP supplier payables. The change from 2020 to 2021 was primarily due to the deferral of payroll tax payments, partially offset by the impact of higher global DSO.

Our working capital position (total current assets less total current liabilities) was $586.4 million at year-end 2022, an increase of $92.9 million from year-end 2021. Excluding the increase in cash, working capital increased $51.9 million from year-end 2021. The current ratio (total current assets divided by total current liabilities) was 1.5 at year-end 2022 and 2021.

Investing Activities

In 2022, we generated $167.5 million of net cash from investing activities, compared to using $180.7 million in 2021 and generating $9.8 million in 2020. Included in cash generated from investing activities in 2022 is $196.9 million of proceeds from the sale of the investment in Persol Holdings, $119.5 million of proceeds from the sale of almost all of the Company's shares in our equity investment in PersolKelly and $10.1 million of proceeds from the sale of land and other real property. This was partially offset by $58.3 million of cash used for the acquisition of RocketPower in March 2022, net of cash received, $84.8 million of cash used for the acquisition of PTS in May 2022, net of cash received, and $6.0 million of cash disposed from the sale of our operations in Russia in July 2022, net of proceeds.

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

Capital expenditures totaled $12.0 million in 2022, $11.2 million in 2021 and $15.5 million in 2020. Capital expenditures in both 2022 and 2021 primarily related to the Company's IT infrastructure, technology programs and headquarters furniture and fixtures. Capital expenditures in 2020 primarily related to the Company's headquarters leasehold improvements, IT infrastructure and technology programs.

Financing Activities

In 2022, we used $50.6 million of cash for financing activities, as compared to using $8.1 million in both 2021 and 2020. The change in cash used for financing activities was primarily related to the buyback of the Company's common shares held by Persol Holdings for $27.2 million in February 2022, $7.8 million in share repurchases of the Company's Class A common stock in the fourth quarter of 2022 and the year-over-year change in dividend payments. Dividends paid per common share were $0.275 in 2022, $0.10 in 2021 and $0.075 in 2020. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.
Changes in net cash from financing activities are also impacted by short-term borrowing activities. Debt totaled $0.7 million at year-end 2022, which represented local borrowings, compared to no debt at year-end 2021. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.1% at year-end 2022 and 0.0% at year-end 2021.

In 2022, the net change in short-term borrowings was primarily due to borrowings on local lines of credit. In 2021 and 2020, the net change in short-term borrowings was primarily due to payments on local lines of credit.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2022:

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions of dollars)
Leases	$85.9	$19.1	$23.3	$13.2	$30.3
Short-term borrowings	0.7	0.7	—	—	—
Accrued workers’ compensation	63.6	22.9	19.1	8.3	13.3
Accrued retirement benefits	197.5	23.4	46.7	46.9	80.5
Other liabilities	7.4	2.2	4.2	0.6	0.4
Uncertain income tax positions	0.6	0.2	0.3	0.1	—
Purchase obligations	53.0	32.9	20.1	—	—

Total	$408.7	$101.4	$113.7	$69.1	$124.5

Purchase obligations above represent unconditional commitments relating primarily to technology services and online tools which we expect to utilize generally within the next three fiscal years, in the ordinary course of business. We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. Additional funding sources could include additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies. During 2020, cash generated from operations was supplemented by the deferral of payments of the Company's U.S. social security taxes as allowed by the Coronavirus Aid, Relief, and Economic Security Act. We have repaid the $117.0 million deferred payroll tax balances, including $29.5 million in the first quarter of 2022 and $57.3 million in the fourth quarter of 2022.

We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the 2022 year end, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.

At year-end 2022, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $100.5 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $49.5 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. Throughout 2022 and as of the 2022 year end, we met the debt covenants related to our revolving credit facility and securitization facility.

At year-end 2022, we also had additional unsecured, uncommitted short-term credit facilities totaling $5.9 million, under which we had $0.7 million of borrowings. Details of our debt facilities as of the 2022 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

We have historically managed our cash and debt very closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We expect our working capital requirements to increase if demand for our services increases. We also expect to use $42.2 million of cash for repurchases of the Company's Class A common stock during 2023 pursuant to the $50.0 million plan approved by the Company's board of directors on November 9, 2022.

In February 2022, we completed transactions to monetize a substantial portion of our assets in the Asia-Pacific region which will allow us to strategically redeploy resources to accelerate our growth. Specifically, we concluded our cross-shareholding arrangement with Persol Holdings and reduced our ownership interest in PersolKelly, our APAC joint venture. We sold our investment in Persol Holdings common stock in an open-market transaction. We repurchased the 1.6 million Kelly Class A and 1,475 Kelly Class B common shares owned by Persol Holdings at a price based on the last five trading days prior to the transaction. We sold almost all of our ownership interest in PersolKelly to our joint venture partner. In 2022, the Company paid $48.4 million in taxes resulting from the sale of the Persol Holdings shares.

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

Workers’ Compensation

In the U.S., we have a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. There is no aggregate limitation on our per-accident exposure under these insurance and self-insurance programs. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. We retain an independent consulting actuary to establish ultimate loss forecasts for the current and prior accident years of our insurance and self-insurance programs. The consulting actuary establishes loss development factors and loss rates, based on our historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, the consulting actuary may consider factors such as the nature, frequency and severity of the claims; reserving practices of our third party claims administrators; performance of our medical cost management and return to work programs; changes in our territory and business line mix; and current legal, economic and regulatory factors such as industry estimates of medical cost trends. Where appropriate, multiple generally accepted actuarial techniques are applied and tested in the course of preparing the loss forecast. We use the ultimate loss forecasts, as developed by the consulting actuary, to establish total expected program costs for each accident year by adding our estimates of non-loss costs such as claims handling fees and excess insurance premiums. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, we record a receivable from the insurance company for the excess amount.

We evaluate the accrual quarterly and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $43.3 million and $48.4 million at year-end 2022 and 2021, respectively.

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

For the step one quantitative test, we determine the fair value of our reporting units using the income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used significant assumptions by reporting unit, including: expected future revenue growth rates, profit margins and discount rate.

The goodwill resulting from the acquisition of RocketPower during the first quarter of 2022 was allocated to the OCG reportable segment and RocketPower was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of PTS during the second quarter of 2022 was allocated to the Education reportable segment and PTS was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of Softworld during the second quarter of 2021 was allocated to the SET reportable segment and Softworld was deemed to be a separate reporting unit. See the Acquisitions and Dispositions footnote in the notes to our consolidated financial statements for more information.

We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2022. We performed a step one quantitative test for the Softworld and PTS reporting units. As a result of the quantitative assessment, we determined that the estimated fair value of the Softworld and PTS reporting units was more than its carrying value. Additionally, we performed a step zero qualitative analysis for the Education and RocketPower reporting units to determine whether a further quantitative analysis was necessary and concluded that a step one quantitative analysis was not necessary at that time. As a result of the quantitative and qualitative assessments, the Company determined goodwill related to these reporting units was not impaired at that time.

During 2022, customers within the high-tech industry vertical, in which RocketPower specializes, reduced or eliminated their full-time hiring, reducing demand for RocketPower's services, and on-going economic uncertainty has more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused a triggering event requiring an interim impairment test for goodwill as of the third quarter of 2022. Job eliminations in the high-tech industry vertical continued during the fourth quarter of 2022, indicating a broad, sustained reduction in hiring was likely and is now expected to last through much of 2023, directly impacting RocketPower and the demand for RocketPower's services in this vertical. These changes in market conditions caused another triggering event requiring an interim impairment test for goodwill as of year-end 2022.

We performed an interim step one quantitative test for RocketPower’s goodwill and determined that the estimated fair value of the reporting unit no longer exceeded the carrying value as of third quarter-end and year-end 2022. Based on the result of our interim goodwill impairment test, we recorded a goodwill impairment charge of $30.7 million in the third quarter of 2022 and we recorded an additional goodwill impairment charge of $10.3 million to write off the remaining balance of RocketPower’s goodwill in the fourth quarter of 2022, for a total goodwill impairment charge of $41.0 million as of year-end 2022.

Our analysis used significant assumptions, including: expected future revenue growth rates, profit margins and discount rate. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from our business could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. The estimated fair value of the Softworld and PTS reporting units exceeds the carrying value by more than 10%. As a measure of sensitivity of the fair value for the Softworld and PTS reporting units, while holding all other assumptions constant, an increase in the discount rate of 100 basis points or a decrease of 100 basis points in the revenue growth rate assumptions for each forecasted period used to determine the fair value of both reporting units would not result in an impairment of goodwill.

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

At year-end 2022 and 2021, total goodwill amounted to $151.1 million and $114.8 million, respectively. See the Goodwill and Intangible Assets footnote in the notes to our consolidated financial statements for more information.

Litigation

Kelly is subject to legal proceedings, investigations and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel and results of similar litigation. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2022 and 2021, the gross accrual for litigation costs amounted to $2.3 million and $1.4 million, respectively, which is included in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changing market and economic conditions, the impact of the novel coronavirus (COVID-19) outbreak, competitive market pressures including pricing and technology introductions and disruptions, disruption in the labor market and weakened demand for human capital resulting from technological advances, competition law risks, the impact of changes in laws and regulations (including federal, state and international tax laws), unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, or the risk of additional tax liabilities in excess of our estimates, our ability to achieve our business strategy, our ability to successfully develop new service offerings, material changes in demand from or loss of large corporate customers as well as changes in their buying practices, risks particular to doing business with government or government contractors, the risk of damage to our brands, our exposure to risks associated with services outside traditional staffing, including business process outsourcing, services of licensed professionals and services connecting talent to independent work, our increasing dependency on third parties for the execution of critical functions, our ability to effectively implement and manage our information technology strategy, the risks associated with past and future acquisitions, including risk of related impairment of goodwill and intangible assets, exposure to risks associated with certain equity investments, including with strategic partners, risks associated with conducting business in foreign countries, including foreign currency fluctuations, risks associated with violations of anti-corruption, trade protection and other laws and regulations, availability of qualified full-time employees, availability of temporary workers with appropriate skills required by customers, liabilities for employment-related claims and losses, including class action lawsuits and collective actions, our ability to sustain critical business applications through our key data centers, risks arising from failure to preserve the privacy of information entrusted to us or to meet our obligations under global privacy laws, the risk of cyberattacks or other breaches of network or information technology security, our ability to realize value from our tax credit and net operating loss carryforwards, our ability to maintain specified financial covenants in our bank facilities to continue to access credit markets, and other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

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

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2022 earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 42 of this filing and are presented in pages 43-95.

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

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 1, 2023, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant,” which is included on pages 38-39, and “Code of Business Conduct and Ethics,” which is included on page 40, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 40, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals serve as executive officers of the Company as of January 1, 2023:

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Peter W. Quigley President and Chief Executive Officer	61	2004	Served as officer of the Company.

Olivier G. Thirot Executive Vice President and Chief Financial Officer	61	2008	Served as officer of the Company.

Peter M. Boland Senior Vice President Chief Marketing Officer	58	2018	January 2018 - Present Served as officer of the Company.

Amy J. Bouque Senior Vice President Chief People Officer	54	2020	September 2020 - Present Served as officer of the Company. January 2016 - August 2020 Executive Director - Talent Management - Ally Financial, Detroit Michigan

Tammy L. Browning Senior Vice President President, KellyOCG	49	2018	October 2018 - Present Served as officer of the Company. October 2010 - April 2018 SVP Global Operations - Yoh

Timothy L. Dupree Senior Vice President President, Kelly Professional & Industrial	46	2014	Served as officer of the Company.

Dinette Koolhaas Senior Vice President President, Kelly International	53	2008	Served as officer of the Company.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Daniel Hugo Malan Senior Vice President President, Kelly Science, Engineering & Technology	53	2020
March 2020 - Present
Served as officer of the Company.

December 2019 - February 2020
Managing Partner - Talent Capital Advisors

August 2018 - November 2019
Chief Operating Officer - Employbridge

December 2016 - July 2018
President, Commercial Business -
Employbridge

Darren L. Simons Senior Vice President and Chief Digital Officer	52	2021	July 2021 - Present Served as officer of the Company. July 2020 - July 2021 President - RDI Global Solutions May 2019 - July 2020 President - Cielo May 2014 - April 2019 SVP and President - CDI

Nicola M. Soares Senior Vice President President, Kelly Education	54	2011	Served as officer of the Company.

Vanessa P. Williams Senior Vice President General Counsel Assistant Secretary	51	2020
October 2020 - Present
  Served as officer of the Company.

February 2020 - September 2020
  SVP, Division General Counsel-
  Transportation and Third Party
  Risk Management and Compliance -
  IHS Markit

December 2016 - February 2020
  VP, Division General Counsel -
  Transportation - IHS Markit

Laura S. Lockhart Vice President, Corporate Controller and Chief Accounting Officer	53	2008	Served as officer of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 96. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders - Fixed Share provision(1),(2)	—	$—	2,705,794

Equity compensation plans not approved by security holders(3)	—	—	—

Total	—	$—	2,705,794

(1)The equity compensation plan approved by our stockholders is our Equity Incentive Plan.

(2)The Fixed Share provision applies to shares granted on and after May 10, 2017, and the amended Equity Incentive Plan provides that the maximum number of shares available for grants is 4,700,000.

The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Fixed Share provision excludes: 607,154 shares of restricted stock; performance shares that have been earned but not yet vested totaling 8,388 financial measure performance awards, and 82,996 single financial measure performance awards; and performance shares granted to employees and not yet earned or vested totaling 893,573 shares of financial measure performance awards, calculated using an assumed maximum award performance level of 200%, where applicable, at January 1, 2023.

(3)The Non-Employee Directors Deferred Compensation Plan is an equity compensation plan that has not been approved by our stockholders. This plan provides non-employee directors with the opportunity to defer all or a portion of the fees they receive. Participants may elect to have director fees that are paid in either cash or common stock, deferred into the plan. Participants choose from a list of investment funds as determined by the Company for their deferrals of cash. Deferrals of common stock must remain in common stock. Amounts deferred under the plan are subject to applicable tax withholding. The plan is intended to be a non-qualified deferred compensation arrangement in compliance with Section 409A of the Code. Shares acquired by participants in this plan will be issued from the share reserve stated in the Equity Incentive Plan.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed as part of this report:

(i)Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Earnings for the three fiscal years ended January 1, 2023

Consolidated Statements of Comprehensive Income for the three fiscal years ended January 1, 2023

Consolidated Balance Sheets at January 1, 2023 and January 2, 2022

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 1, 2023

Consolidated Statements of Cash Flows for the three fiscal years ended January 1, 2023

Notes to Consolidated Financial Statements

(ii)Financial Statement Schedule -

For the three fiscal years ended January 1, 2023:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(iii)The Exhibits are listed in the Index to Exhibits included beginning at page 96, which is incorporated herein by reference.

(b)The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 96 of this filing.

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

The Company completed the acquisition of RocketPower on March 7, 2022 and the acquisition of PTS on May 2, 2022. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, we have excluded the acquired RocketPower and PTS businesses from our assessment and report on internal control over financial reporting for the year ending January 1, 2023. We are in the process of integrating RocketPower and PTS into our system of internal control over financial reporting. RocketPower and PTS both individually accounted for less than 1% of the Company's total assets as of January 1, 2023 and less than 1% of the Company's total revenue for the year ended 2022.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management determined that, as of January 1, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 44-46.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kelly Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kelly Services, Inc. and its subsidiaries (the “Company”) as of January 1, 2023 and January 2, 2022, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for the years ended January 1, 2023, January 2, 2022, and January 3, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Rocket Power Holdings LLC and Rocket Power Ops LLC (collectively, RocketPower) and Pediatric Therapeutic Services (PTS) from its assessment of internal control over financial reporting as of January 1, 2023, because they were acquired by the Company in purchase business combinations during 2022. We have also excluded RocketPower and PTS from our audit of internal control over financial reporting. RocketPower and PTS are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting both individually represented less than 1% of the related consolidated financial statement amounts as of and for the year ended January 1, 2023.

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

Goodwill Interim Impairment Assessment – RocketPower Reporting Unit

As described in Notes 1, 4, and 9 to the consolidated financial statements, the Company’s goodwill balance was $151.1 million as of January 1, 2023, and the goodwill allocated to the RocketPower reporting unit was $41.0 million upon its March 2022 acquisition and $0 as of January 1, 2023. The Company performs its annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference. During the third quarter of 2022, customers within the high-tech industry vertical in which RocketPower specializes reduced or eliminated their full-time hiring, reducing demand for RocketPower’s services, and on-going economic uncertainty has more broadly impacted the growth in demand for Recruitment Process Outsourcing (RPO) in the near-term. These changes in market conditions therefore caused a triggering event requiring an interim impairment test for goodwill. Based on the result of management’s interim goodwill impairment test as of third quarter 2022, management recorded a goodwill impairment charge of $30.7 million to write off a portion of RocketPower’s goodwill. Management determined the fair value of the RocketPower reporting unit using an income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital. Management’s analysis used the following significant assumptions: expected future revenue growth rates, profit margins and discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the RocketPower reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected future revenue growth rates, profit margins and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the RocketPower reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to expected future revenue growth rates, profit margins, and discount rate. Evaluating management’s assumptions related to expected future revenue growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and the discount rate significant assumption.

Workers’ Compensation

As described in Note 1 to the consolidated financial statements, in the U.S., the Company has a combination of insurance and self-insurance contracts under which they effectively bear the first $1.0 million of risk per single accident. Management establishes the accrual for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. Management retains an independent consulting actuary to establish loss development factors and loss rates, based on historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of the ultimate claims liability. In preparing the estimates, the consulting actuary considers a number of assumptions and multiple generally accepted actuarial methods in the course of preparing the loss forecast for claims. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, management records a receivable from the insurance company for the excess amount. Management evaluates the accrual quarterly throughout the year and makes adjustments as needed. As disclosed by management, as of January 1, 2023, the accrual for accrued workers’ compensation, net of related receivables, is $43.3 million.

The principal considerations for our determination that performing procedures relating to workers’ compensation is a critical audit matter are (i) the significant judgment by management when determining the actuarial methods and the significant assumptions to use in establishing the accrual for workers’ compensation claims; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s actuarial methods and significant assumptions related to the loss development factors and loss rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accrual for workers’ compensation claims, including controls over the actuarial methods and development of significant assumptions. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate for the accrual for workers’ compensation claims and (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved (i) testing the completeness and accuracy of underlying data provided by management; (ii) evaluating management’s actuarial methods and significant assumptions related to the loss development factors and loss rates; and (iii) independently developing the loss development factors and loss rates and actuarial methods used.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 16, 2023

We have served as the Company’s auditor since 1960.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2022	2021	2020
	(In millions of dollars except per share items)
Revenue from services	$4,965.4	$4,909.7	$4,516.0

Cost of services	3,953.6	3,990.5	3,688.4

Gross profit	1,011.8	919.2	827.6

Selling, general and administrative expenses	943.5	870.6	805.6

Goodwill impairment charge	41.0	—	147.7

Gain on sale of assets	(6.2)	—	(32.1)

Loss on disposal	18.7	—	—

Earnings (loss) from operations	14.8	48.6	(93.6)

Gain (loss) on investment in Persol Holdings	(67.2)	121.8	(16.6)

Gain on insurance settlement	—	19.0	—

Loss on currency translation from liquidation of subsidiary	(20.4)	—	—

Other income (expense), net	1.6	(3.6)	3.4

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	(71.2)	185.8	(106.8)

Income tax expense (benefit)	(7.9)	35.1	(34.0)

Net earnings (loss) before equity in net earnings (loss) of affiliate	(63.3)	150.7	(72.8)

Equity in net earnings (loss) of affiliate	0.8	5.4	0.8

Net earnings (loss)	$(62.5)	$156.1	$(72.0)

Basic earnings (loss) per share	$(1.64)	$3.93	$(1.83)
Diluted earnings (loss) per share	$(1.64)	$3.91	$(1.83)

Average shares outstanding (millions):
Basic	38.1	39.4	39.3
Diluted	38.1	39.5	39.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2022	2021	2020
	(In millions of dollars)
Net earnings (loss)	$(62.5)	$156.1	$(72.0)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.2 million and tax expense of $0.1 million and $0.2 million, respectively	(7.5)	(24.2)	13.9
Less: Reclassification adjustments included in net earnings (loss) - liquidation of Japan subsidiary	20.4	—	—
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	4.7	—	(1.5)
Foreign currency translation adjustments	17.6	(24.2)	12.4

Pension liability adjustments, net of tax expense of $0.5 million and $0.2 million, respectively and tax benefit of $0.1 million	1.5	0.5	(0.9)
Less: Reclassification adjustments included in net earnings	0.1	0.2	0.1
Pension liability adjustments	1.6	0.7	(0.8)

Other comprehensive income (loss), net of tax	19.2	(23.5)	11.6

Comprehensive income (loss)	$(43.3)	$132.6	$(60.4)

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2022	2021
	(In millions of dollars)
Assets
Current Assets
Cash and equivalents	$153.7	$112.7
Trade accounts receivable, less allowances of $11.2 million and $12.6 million, respectively	1,491.6	1,423.2
Prepaid expenses and other current assets	69.9	52.8
Total current assets	1,715.2	1,588.7

Noncurrent Assets
Property and equipment:
Property and equipment	166.8	205.1
Accumulated depreciation	(139.0)	(169.8)
Net property and equipment	27.8	35.3
Operating lease right-of-use assets	66.8	75.8
Deferred taxes	299.7	302.8
Goodwill, net	151.1	114.8
Investment in Persol Holdings	—	264.3
Investment in equity affiliate	—	123.4
Other assets	403.2	389.1
Total noncurrent assets	948.6	1,305.5

Total Assets	$2,663.8	$2,894.2

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2022	2021
	(In millions of dollars)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$0.7	$—
Accounts payable and accrued liabilities	723.3	687.2
Operating lease liabilities	14.7	17.5
Accrued payroll and related taxes	315.8	318.4
Accrued workers' compensation and other claims	22.9	20.8
Income and other taxes	51.4	51.3
Total current liabilities	1,128.8	1,095.2

Noncurrent Liabilities
Operating lease liabilities	55.0	61.4
Accrued payroll and related taxes	—	57.6
Accrued workers' compensation and other claims	40.7	37.0
Accrued retirement benefits	174.1	220.0
Other long-term liabilities	11.0	86.8
Total noncurrent liabilities	280.8	462.8

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.1 million shares issued at 2022 and 36.7 million shares issued at 2021	35.1	36.7
Class B common stock, 10.0 million shares authorized; 3.4 million shares issued at 2022 and 2021	3.4	3.4
Treasury stock, at cost
Class A common stock, 1.0 million shares at 2022 and 0.7 million shares at 2021	(19.5)	(14.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	28.0	23.9
Earnings invested in the business	1,216.3	1,315.0
Accumulated other comprehensive income (loss)	(8.5)	(27.7)
Total stockholders' equity	1,254.2	1,336.2

Total Liabilities and Stockholders' Equity	$2,663.8	$2,894.2

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2022	2021	2020
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$36.7	$36.7	$36.6
Conversions from Class B	—	—	0.1
Share retirement	(1.6)	—	—
Balance at end of year	35.1	36.7	36.7

Class B common stock
Balance at beginning of year	3.4	3.4	3.5
Conversions to Class A	—	—	(0.1)
Balance at end of year	3.4	3.4	3.4

Treasury Stock
Class A common stock
Balance at beginning of year	(14.5)	(16.5)	(20.3)
Net issuance of stock awards	2.8	2.0	3.8
Purchase of treasury stock	(7.8)	—	—
Balance at end of year	(19.5)	(14.5)	(16.5)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	23.9	21.3	22.5
Net issuance of stock awards	4.1	2.6	(1.2)
Balance at end of year	28.0	23.9	21.3

Earnings Invested in the Business
Balance at beginning of year	1,315.0	1,162.9	1,238.6
Cumulative-effect adjustment from adoption of ASU 2016-13, Credit Losses	—	—	(0.7)
Net earnings (loss)	(62.5)	156.1	(72.0)
Dividends	(10.6)	(4.0)	(3.0)
Share retirement	(25.6)	—	—
Balance at end of year	1,216.3	1,315.0	1,162.9

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(27.7)	(4.2)	(15.8)
Other comprehensive income (loss), net of tax	19.2	(23.5)	11.6
Balance at end of year	(8.5)	(27.7)	(4.2)
Stockholders’ Equity at end of year	$1,254.2	$1,336.2	$1,203.0

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022	2021	2020
	(In millions of dollars)
Cash flows from operating activities:
Net earnings (loss)	$(62.5)	$156.1	$(72.0)
Adjustments to reconcile net earnings to net cash from operating activities:
Goodwill impairment charge	41.0	—	147.7
Deferred income taxes	(72.1)	21.6	(57.1)
Loss on disposal	18.7	—	—
Depreciation and amortization	33.4	29.8	24.2
Operating lease asset amortization	18.5	21.2	21.1
Provision for credit losses and sales allowances	1.5	1.6	12.8
Stock-based compensation	7.8	5.1	3.9
(Gain) loss on investment in Persol Holdings	67.2	(121.8)	16.6
Loss on cumulative translation adjustment reversal	20.4	—	—
Gain on foreign currency remeasurement	(5.5)	—	—
Gain on insurance settlement	—	(19.0)	—
Gain on sale of assets	(6.2)	—	(32.1)
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	(0.8)	(5.4)	(0.8)
Other, net	3.3	6.0	1.4
Changes in operating assets and liabilities, net of acquisitions	(141.0)	(10.2)	120.3

Net cash (used in) from operating activities	(76.3)	85.0	186.0

Cash flows from investing activities:
Capital expenditures	(12.0)	(11.2)	(15.5)
Proceeds from sale of assets	10.1	—	55.5
Acquisition of companies, net of cash received	(143.1)	(213.0)	(39.2)
Cash disposed from sale of Russia, net of proceeds	(6.0)	—	—
Proceeds from sale of Persol Holdings investment	196.9	—	—
Proceeds from sale of equity method investment	119.5	—	—
Proceeds from company-owned life insurance	1.5	12.2	2.3
Proceeds from insurance settlement	—	19.0	—
Proceeds from sale of Brazil, net of cash disposed	—	—	1.2
Proceeds (payments) related to loans to equity affiliate	—	5.9	5.6
Proceeds from (investment in) equity securities	—	5.0	(0.2)
Other investing activities	0.6	1.4	0.1

Net cash from (used in) investing activities	167.5	(180.7)	9.8

Cash flows from financing activities:
Net change in short-term borrowings	0.8	(0.2)	(1.7)
Financing lease payments	(1.4)	(1.5)	(2.0)
Dividend payments	(10.6)	(4.0)	(3.0)
Payments of tax withholding for stock awards	(0.9)	(0.6)	(1.2)
Buyback of common shares	(27.2)	—	—
Purchase of treasury stock	(7.8)	—	—
Contingent consideration payments	(3.3)	(1.6)	—
Other financing activities	(0.2)	(0.2)	(0.2)

Net cash used in financing activities	(50.6)	(8.1)	(8.1)

Effect of exchange rates on cash, cash equivalents and restricted cash	2.3	(4.8)	9.4

Net change in cash, cash equivalents and restricted cash	42.9	(108.6)	197.1
Cash, cash equivalents and restricted cash at beginning of year	119.5	228.1	31.0

Cash, cash equivalents and restricted cash at end of year(1)	$162.4	$119.5	$228.1

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheet:

	2022	2021	2020
	(In millions of dollars)
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and equivalents	$153.7	$112.7	$223.0
Restricted cash included in prepaid expenses and other current assets	0.1	0.2	—
Noncurrent assets:
Restricted cash included in other assets	8.6	6.6	5.1
Cash, cash equivalents and restricted cash at end of year	$162.4	$119.5	$228.1

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a specialty talent and workforce solutions provider operating throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on January 1, 2023 (2022, which contained 52 weeks), January 2, 2022 (2021, which contained 52 weeks) and January 3, 2021 (2020, which contained 53 weeks). Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis. The Company’s operations in Brazil were accounted for on a one-month lag, until the Company sold the Brazil operations in the third quarter of 2020. The Company’s equity method investment in PersolKelly Pte. Ltd. was accounted for on a one-quarter lag prior to the sale of the majority of the investment in the first quarter of 2022 (see Investment in PersolKelly Pte. Ltd. footnote). Any material transactions in the intervening period are disclosed or accounted for in the current reporting period.

Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

Investment in Persol Holdings The Company’s previous investment in Persol Holdings, as further described in the Investment in Persol Holdings footnote, was carried at fair value with the changes in fair value recognized in net earnings. The fair value of the investment was based on the quoted market price until the sale of the investment in the first quarter of 2022.

Investment in PersolKelly Pte. Ltd. The Company had a 49% ownership interest in its equity affiliate, PersolKelly Pte. Ltd., which was accounted for under the equity method. The operating results of the equity affiliate were recorded on a one-quarter lag and included in equity in net earnings (loss) of affiliate in the consolidated statements of earnings, until the Company sold the majority of the investment in the first quarter of 2022 (see Investment in PersolKelly Pte. Ltd. footnote). The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote).

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

We record revenues from sales of services and the related direct costs in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When Kelly is the principal, we demonstrate control over the service by being primarily responsible to our customers for fulfilling the contractual promise to provide the service. When Kelly does not demonstrate control over the service, which may be evident through the arrangement of other contingent labor suppliers and/or service providers to perform services for the customer or by Kelly not holding primary responsibility for the fulfillment of the contractual promise to provide services to the customer, the amounts billed to our customers are net of the amounts paid to the secondary suppliers/service providers and the net amount is recorded as revenues.

Staffing Services Revenue
Staffing services contracts are generally negotiated and invoiced on a per-hour or per-unit basis as the temporary staffing services are transferred to the customer. Revenue from the majority of our staffing services continues to be recognized over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

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

Talent Solutions Revenue
Talent Solutions services include: overall program management of our client’s contingent workforce, external vendors and/or independent contractors, end-to-end talent acquisition, and payroll outsourcing. Billings are generally negotiated and invoiced as a fee-based commission contingent on the amount of services managed through the program, a monthly management fee, measure of time (hours), or a per-unit basis for our services performed. We continue to recognize revenue for talent solution services over time as the customer simultaneously receives and consumes the services we provide. We have applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount we have the right to invoice the customer.

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

Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $6.4 million in 2022, $7.5 million in 2021 and $8.1 million in 2020.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for uncollectible accounts receivable and credit losses, workers’ compensation, goodwill and long-lived asset impairment, valuation of acquired intangibles, litigation costs and income taxes. Actual results could differ materially from those estimates.

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

Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows:

Category	2022	2021	Useful Life
	(In millions of dollars)
Land	$—	$—		—
Work in process	3.0	0.3		—
Buildings and improvements	0.4	12.9	15	to	40 years
Computer hardware and software	126.8	147.9	3	to	12 years
Equipment, furniture and fixtures	22.7	26.6		5	years
Leasehold improvements	13.9	17.4	HQ: 15 years
			Branches: Lesser of the lease or 5 years
Total property and equipment	$166.8	$205.1

The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal-use software not yet in service. Depreciation expense was $13.6 million for 2022, $16.4 million for 2021 and $16.8 million for 2020.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cloud Computing Arrangements The Company has cloud computing arrangements that are comprised of internal-use software platforms that are accounted for as service contracts. The Company does not have the ability to take possession of the software without significant penalty nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Implementation costs associated with these cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis and is a component of SG&A expenses in our consolidated statements of earnings.

Amortization expense was $4.2 million for 2022, $2.2 million for 2021, and $1.0 million for 2020. The related accumulated amortization totaled $7.3 million in 2022 and $3.2 million in 2021. Capitalized amounts related to such arrangements are recorded within prepaid and other current assets and non-current other assets in the consolidated balance sheet. As of year-end 2022 and 2021, the Company had $2.7 million recorded in prepaid expenses and other current assets in the consolidated balance sheet and $21.0 million and $13.9 million, respectively, recorded in non-current other assets in the consolidated balance sheet related to capitalized cloud computing arrangements (see Other Assets footnote).

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

Purchased intangible assets with definite lives are amortized over their respective useful lives (from 5 to 15 years) on a straight-line basis.

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

For the step one quantitative test, we determine the fair value of our reporting units using the income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting unit. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used the following significant assumptions: expected future revenue growth rates, profit margins and discount rate.

Prior to the sale of the majority of our investment in our equity affiliate, we evaluated our equity method investment on a quarterly basis or whenever events or circumstances indicated the carrying amount may be other-than-temporarily impaired. If we had concluded that there was an other-than-temporary impairment of our equity method investment, we would have adjusted our carrying amount of our investment to the adjusted fair value.

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

Accounts Payable Included in accounts payable balances are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $0.4 million and $5.4 million at year-end 2022 and 2021, respectively.

Accrued Payroll and Related Taxes Included in current accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $67.6 million and $39.1 million at year-end 2022 and 2021, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts. Included in 2021 current and noncurrent accrued payroll and related taxes are deferred U.S. payroll tax payments as allowed by COVID-19 economic relief legislation.

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

Stock-Based Compensation The Company may grant restricted stock awards and units (collectively, “restricted stock”) and performance awards of the Company's Class A stock to key employees. The Company utilizes the market price on the date of grant as the fair value for restricted stock and the market price on the date of grant less the present value of the expected dividends not received during the vesting period for performance awards. The value of awards is recognized as expense, net of forfeitures as they occur, over the requisite service periods in SG&A expense in the Company’s consolidated statements of earnings.

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

Workers’ Compensation In the U.S., the Company has a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. The Company retains an independent consulting actuary to establish loss development factors and loss rates, based on historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of the ultimate claims liability.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	December Year to Date
	2022	2021	2020
Professional & Industrial
Staffing services	$1,228.2	$1,402.4	$1,423.3
Permanent placement	28.9	24.7	9.9
Outcome-based services	409.1	410.3	425.2
Total Professional & Industrial	1,666.2	1,837.4	1,858.4

Science, Engineering & Technology
Staffing services	869.0	813.2	751.8
Permanent placement	29.7	24.4	12.5
Outcome-based services	366.7	319.2	254.8
Total Science, Engineering & Technology	1,265.4	1,156.8	1,019.1

Education
Staffing services	627.8	411.5	286.4
Permanent placement	8.4	5.0	0.5
Total Education	636.2	416.5	286.9

Outsourcing & Consulting
Talent solutions	468.0	432.1	363.5
Total Outsourcing & Consulting	468.0	432.1	363.5

International
Staffing services	892.3	1,032.9	971.8
Permanent placement	22.6	21.3	16.8
Talent solutions	17.3	13.6	—
Total International	932.2	1,067.8	988.6

Total Intersegment	(2.6)	(0.9)	(0.5)

Total Revenue from Services	$4,965.4	$4,909.7	$4,516.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and OCG operates in the Americas, Europe and Asia-Pacific regions. The International segment includes Europe and our Brazil and Mexico operations, which are included in the Americas region. Our Russian operations were sold in the third quarter of 2022 and our Brazil operations were sold in August 2020 (see Acquisitions and Dispositions footnote).

The below table presents our revenues disaggregated by geography (in millions of dollars):

	December Year to Date
	2022	2021	2020
Americas
United States	$3,671.5	$3,513.4	$3,260.2
Canada	168.2	155.0	122.5
Puerto Rico	112.4	102.1	77.0
Mexico	46.5	92.7	114.4
Brazil	—	—	17.0
Total Americas Region	3,998.6	3,863.2	3,591.1

Europe
Switzerland	222.8	222.2	200.4
France	199.4	223.1	198.2
Portugal	169.5	158.2	141.7
Italy	69.3	74.2	58.2
Russia	63.4	132.2	118.5
United Kingdom	57.1	68.3	73.7
Other	143.2	128.8	104.6
Total Europe Region	924.7	1,007.0	895.3

Total Asia-Pacific Region	42.1	39.5	29.6

Total Kelly Services, Inc.	$4,965.4	$4,909.7	$4,516.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	December Year to Date
	2022	2021	2020
Science, Engineering & Technology
Americas	$1,250.3	$1,149.3	$1,013.7
Europe	15.1	7.5	5.4
Total Science, Engineering & Technology	$1,265.4	$1,156.8	$1,019.1

Outsourcing & Consulting
Americas	$403.3	$369.4	$302.2
Europe	22.6	23.2	31.7
Asia-Pacific	42.1	39.5	29.6
Total Outsourcing & Consulting	$468.0	$432.1	$363.5

International
Americas	$45.2	$91.5	$130.4
Europe	887.0	976.3	858.2
Total International	$932.2	$1,067.8	$988.6

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $2.7 million as of year-end 2022 and $1.3 million as of 2021. Amortization expense for the deferred costs was $10.1 million for 2022, $20.5 million for 2021 and $21.5 million for 2020. As of year-end 2022, there was no impairment loss in relation to the costs capitalized.

3. Credit Losses

The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	December Year to Date
	2022	2021	2020
Allowance for credit losses:
Beginning balance	$9.4	$9.8	$9.7
Impact of adopting ASC 326	—	—	0.3
Current period provision	1.3	1.3	2.0
Currency exchange effects	(0.2)	(0.5)	0.1
Write-offs	(2.8)	(1.2)	(2.3)
Ending balance	$7.7	$9.4	$9.8

Write-offs are presented net of recoveries, which were not material for December year to date 2022, 2021 and 2020.

We were engaged in litigation with a customer over a disputed accounts receivable balance for certain services rendered more than five years ago, which had been recorded as a long-term receivable in other assets in the consolidated balance sheet. In September 2020, a ruling was issued in favor of the customer, which we appealed. Upon receiving the ruling, we increased our allowance for credit losses by $9.2 million in the third quarter of 2020 to reflect the likelihood of collection, which was recorded in other assets in the consolidated balance sheet. The related allowance for credit losses on this long-term customer receivable was $10.9 million as of year-end 2020 and represented the likelihood of collection. In September 2021, a final

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ruling in the case was entered in favor of the customer. As a result, in the third quarter of 2021, we wrote off the entire receivable balance with this customer, including $0.6 million not previously reserved. The unreserved portion was recorded in SG&A expenses in the consolidated statements of earnings. The rollforward of our allowance for credit losses related to the long-term customer receivable, which was recorded in other assets in the consolidated balance sheet, is as follows (in millions of dollars):

	December Year to Date
	2021	2020
Allowance for credit losses:
Beginning balance	$10.9	$1.0
Impact of adopting ASC 326	—	0.7
Current period provision	0.6	9.5
Currency exchange effects	—	(0.3)
Write-offs	(11.5)	—
Ending Balance	$—	$10.9

There were no long-term customer receivables in 2022. No allowances related to other receivables were material for December year to date 2022, 2021 and 2020.

4. Acquisitions and Dispositions

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

Pediatric Therapeutic Services

On May 2, 2022, KSU acquired 100% of the membership interests of PTS for a purchase price of $82.1 million. PTS is a specialty firm that provides and manages various state and federally mandated in-school therapy services. This acquisition expands Education's K-12 solution offering in the education staffing market and serves as an entry point into the therapeutic services market. Under terms of the purchase agreement, the purchase price was adjusted for cash held by PTS at the closing date and estimated working capital adjustments resulting in the Company paying cash of $85.7 million. Total consideration includes $1.1 million of additional consideration that is payable to the seller related to employee retention credits and is recorded in accounts payable and accrued liabilities in the consolidated balance sheet. In the third quarter of 2022, the Company paid $0.1 million of the employee retention credits and the remainder is expected to be paid in the first quarter of 2023. The total consideration is as follows (in millions of dollars):

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

PTS's results of operations are included in the Education segment. Our consolidated revenues and earnings from operations for the year ended 2022 included $28.5 million and $3.8 million, respectively, from PTS. Pro forma results of operations for this acquisition have not been presented as the acquisition does not have a material impact to the consolidated statements of earnings.

RocketPower

On March 7, 2022, the Company acquired 100% of the issued and outstanding membership interests of RocketPower for a purchase price of $59.3 million. RocketPower is a leading provider of RPO and other outsourced talent solutions to U.S. high-tech companies. This acquisition expands OCG's RPO solution and delivery offering and enhances the specialty RPO strategy and expertise within the high-tech industry. Under terms of the purchase agreement, the purchase price was adjusted for cash held by RocketPower at the closing date and estimated working capital adjustments resulting in the Company paying cash of $61.8 million. Total consideration includes $1.1 million of additional consideration that is payable to the seller in 2023 related to employee retention credits and contingent consideration with an initial estimated fair value of $0.6 million related to an earnout payment with a maximum potential cash payment of $31.8 million in the event certain financial metrics are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model and it was reassessed throughout 2022 (see Fair Value Measurements footnote). The total consideration is as follows (in millions of dollars):

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

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the RocketPower acquisition was $15.8 million of intangible assets, made up of $7.5 million in customer relationships, $6.6 million associated with RocketPower's trade names and $1.7 million for non-compete agreements. Customer relationships will be amortized over three years with no residual value, trade names will be amortized over 10 years with no residual value, and the non-compete agreements will be amortized over six years with no residual value. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the OCG operating segment. The amount of goodwill expected to be deductible for tax purposes is approximately $27.5 million. In the third and fourth quarters of 2022, changes in market conditions triggered interim impairment tests for both long-lived assets and goodwill, resulting in the Company recording a goodwill impairment charge of $41.0 million (see Goodwill and Intangible Assets footnote).

RocketPower's results of operations are included in the OCG segment in 2022. Our consolidated revenues and earnings from operations for the year ended 2022 included $24.3 million and a loss of $43.5 million, which includes the $41.0 million goodwill impairment charge, respectively, from RocketPower. Pro forma results of operations for this acquisition have not been presented as the acquisition does not have a material impact to the consolidated statements of earnings.

Softworld

On April 5, 2021, the Company acquired 100% of the shares of Softworld for a purchase price of $215.0 million. Softworld is a leading technology staffing and workforce solutions firm that serves clients across several end-markets, including financial services, life sciences, aerospace, defense, insurance, retail and IT consulting. This acquisition is intended to expand our capabilities, scale and solution set in our technology specialty. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Softworld at the closing date and estimated working capital adjustments resulting in the Company paying cash of $220.4 million. Total consideration included $2.6 million of additional consideration that was paid to the seller in the fourth quarter of 2022. In the third quarter of 2021, the Company received cash for a post-close working capital adjustment of $6.0 million. The total consideration was as follows (in millions of dollars):

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

During the third quarter of 2021, the Company filed a claim, in excess of policy limits, under a representations and warranties insurance policy purchased by the Company in connection with the acquisition of Softworld. The claim asserted damages arising out of alleged breaches by the sellers of Softworld of certain representations and warranties contained in the purchase agreement relating to periods prior to the closing of the acquisition. In the fourth quarter of 2021, the Company reached a settlement with the insurer for $19.0 million and received the payment. The payment was recorded entirely in gain on insurance settlement in the consolidated statements of earnings and included within cash flows from investing activities in the consolidated statements of cash flows.

Softworld's results of operations are included in the SET segment. For the year ended 2021, our consolidated revenues and net earnings included $98.0 million and $4.7 million from Softworld, respectively. The date of the acquisition was the first day of our second quarter, therefore, our first quarter results of 2021 do not include any revenue or earnings from Softworld.

Pro Forma Information

The following unaudited pro forma information presents a summary of the operating results as if the Softworld acquisition had been completed as of December 30, 2019 (in millions of dollars):

	December Year to Date
	2021	2020
Pro forma revenues	$4,940.9	$4,626.5
Pro forma net earnings (loss)	$157.7	$(70.8)

The pro forma results for 2021 and 2020 reflects amortization of the intangible assets of $2.0 million per quarter, a non-recurring adjustment to reclassify $1.3 million of transaction expenses from 2021 to 2020, deferred compensation from 2020 and applicable taxes. The unaudited pro forma information presented has been prepared for comparative purposes only and is

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed date, nor is it necessarily an indication of future operating results.

Greenwood/Asher

On November 18, 2020, KSU acquired 100% of the membership interests of Greenwood/Asher, a premier specialty education executive search firm in the U.S., for a purchase price of $3.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Greenwood/Asher at the closing date and estimated working capital adjustments resulting in the Company paying cash of $5.2 million. The purchase price of the acquisition also includes contingent consideration with an initial estimated fair value of $2.1 million related to an earnout payment in the event certain conditions are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model and it is revalued quarterly, resulting in a net increase of $2.5 million to the liability in 2021, and an increase of $1.0 million to the liability in 2022 (see Fair Value Measurements footnote). During the first quarter of 2022, the Company paid the first year earnout payment of $2.3 million. The earnout liability as of year-end 2022 is $3.3 million, which is recorded in accounts payable and accrued liabilities in the consolidated balance sheet, and is expected to be paid in the first quarter of 2023 pursuant to the terms of the purchase agreement. As of third quarter-end 2021, the purchase price allocation for this acquisition was final.

This acquisition is intended to expand our revenue opportunities in the education industry in the U.S. Greenwood/Asher's results of operations are included in the Education segment. Pro forma results of operations for this acquisition have not been presented as they are not material to the consolidated statements of earnings.

Insight

On January 14, 2020, KSU acquired 100% of the membership interests of Insight, an educational staffing company in the U.S., for a purchase price of $34.5 million. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Insight at the closing date and estimated working capital adjustments resulting in the Company paying cash of $38.1 million. The purchase price of the acquisition also included contingent consideration with an estimated fair value of $1.6 million related to an earnout payment in the event certain conditions were met per the terms of the agreement. The initial fair value of the earnout was established using a Monte Carlo simulation and the liability was recorded in accounts payable and accrued liabilities in the consolidated balance sheet (see Fair Value Measurements footnote). Subsequently, the earnout was revalued, resulting in a net increase to the liability of $0.1 million in 2020 and a further increase of $0.1 million in 2021. In the third quarter of 2021, the Company paid the final earnout amount of $1.8 million in cash. In our consolidated statements of cash flows, $1.6 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. There was no remaining liability for the earnout as of year-end 2022 or 2021. In the second quarter of 2020, the Company paid a working capital adjustment of $0.1 million. As of year-end 2020, the purchase price allocation was final.

This acquisition is intended to increase our market share in the education staffing market in the U.S. Insight's results of operations are included in the Education segment. Pro forma and actual results of operations for this acquisition have not been presented as it is not material to the consolidated statements of earnings.

Dispositions

Russia operations

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

The disposal group does not meet the requirements to be classified as discontinued operations as the sale does not have a material effect on the Company's operations and does not represent a strategic shift in the Company's strategy. Our consolidated revenue for the year ended 2022, 2021 and 2020 includes $63.4 million, $132.2 million, and $118.5 million, respectively, from the Russia operations and our consolidated earnings before taxes for the year ended 2022, 2021 and 2020 includes $1.4 million, $3.2 million and $2.4 million, respectively, from the Russia operations.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Brazil operations

On August 18, 2020, the Company sold its Brazil operations for a purchase price of $1.4 million. The Company received cash proceeds of $1.2 million, net of cash disposed. As a part of the transaction, the Company has agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. Accordingly, the Company recorded an indemnification liability of $2.5 million, which represented the fair value of the liability at the time of disposition and completely offset the gain on the sale. The indemnification liability is revalued on a quarterly basis (see Fair Value Measurements footnote).

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

On February 15, 2022, Kelly Services Japan, Inc. sold the investment in the common stock of Persol Holdings in an open-market transaction for proceeds of $196.9 million, net of transaction fees. As our investment was a noncontrolling interest in Persol Holdings, the investment was recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange through the date of the transaction (see Fair Value Measurements footnote). The $67.2 million loss in the first quarter of 2022 recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings included $52.4 million for losses related to changes in fair value up to the date of the transaction and $14.8 million for the discount from the market price on the date of the sale and transaction costs. A gain on the investment of $121.8 million and a loss on the investment of $16.6 million for the years ended 2021 and 2020, respectively, was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Subsequent to the transaction discussed above, the Company commenced the dissolution process of its Kelly Services Japan, Inc. subsidiary, which was considered substantially liquidated as of first quarter-end 2022. As a result, the Company recognized a $20.4 million cumulative translation adjustment loss in the first quarter of 2022, which is recorded in loss on currency translation from liquidation of subsidiary in the consolidated statements of earnings. The Company also recognized a $5.5 million foreign exchange gain related to U.S.-denominated cash equivalents held by Kelly Services Japan, Inc. following the sale of the Persol Holdings shares and prior to a dividend payment to the Company in the first quarter of 2022. The foreign exchange gain is recorded in other income (expense), net in the consolidated statements of earnings. The dissolution of the Kelly Services Japan, Inc. subsidiary was completed in the fourth quarter of 2022.

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

The operating results of the Company’s interest in the JV were accounted for on a one-quarter lag under the equity method and were reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings through the date of the sale. Such amounts were earnings of $0.8 million in 2022 representing the results through the date of the sale, $5.4 million in 2021 and $0.8 million in 2020.

After the sale, the Company has a 2.5% ownership interest in the JV and discontinued its use of equity method accounting. The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote). The equity investment, included in other assets on the Company's consolidated balance sheet, totaled $6.4 million as of year-end 2022 and the investment in equity affiliate on the Company’s consolidated balance sheet totaled $123.4 million as of year-end 2021.
The Company made loans to the JV in prior years, proportionate to its 49% ownership, to fund working capital requirements as a result of their sustained revenue growth. In the fourth quarter of 2020, the JV repaid $5.6 million of the outstanding loan balance and in the second quarter of 2021, the JV repaid the remaining $5.8 million of the loan balance. As of year-end 2022, there is no outstanding loan balance or accrued interest receivable relating to the loan. The net amount due to the JV, a related party, was not material as of year-end 2022 or 2021. Prior to receiving full repayment of the loans in 2021, the expected credit losses were estimated over the contractual term of the loans. The required allowance was based on current and projected financial information from the JV, market-specific information and other relevant data available to the Company, as applicable. The allowance was not material at year-end 2021. The JV is a supplier to certain MSP programs in the region and the amounts for services provided to the Company, which are included in accounts payable and accrued liabilities in the consolidated balance sheet, are not material.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of year-end 2022 and 2021 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements on a Recurring Basis As of Year-End 2022
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$108.3	$108.3	$—	$—
Investment in Persol Holdings	—	—	—	—
Total assets at fair value	$108.3	$108.3	$—	$—

Brazil indemnification	$(3.4)	$—	$—	$(3.4)
Greenwood/Asher earnout	(3.3)	—	—	(3.3)
RocketPower earnout	—	—	—	—
Total liabilities at fair value	$(6.7)	$—	$—	$(6.7)

	Fair Value Measurements on a Recurring Basis As of Year-End 2021
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$96.3	$96.3	$—	$—
Investment in Persol Holdings	264.3	264.3	—	—
Total assets at fair value	$360.6	$360.6	$—	$—

Brazil indemnification	$(2.4)	$—	$—	$(2.4)
Greenwood/Asher earnout	(4.6)	—	—	(4.6)
Total liabilities at fair value	$(7.0)	$—	$—	$(7.0)

Money market funds represent investments in money market funds that hold government securities, of which $8.6 million as of year-end 2022 and $6.5 million as of year-end 2021, are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balances and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of year-end 2022 and year-end 2021 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds were based on quoted market prices of those accounts as of the respective period end.

On February 15, 2022, Kelly Services Japan, Inc. sold the investment in the common stock of Persol Holdings in an open-market transaction. The valuation of the investment was based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange as of year-end 2021, and the related changes in fair value were recorded in the consolidated statements of earnings (See Investments in Persol Holdings footnote). The cost of this yen-denominated investment, which fluctuated based on foreign exchange rates, was $18.0 million as of year-end 2021.

As of year-end 2022, the Company had an indemnification liability totaling $3.4 million with $0.3 million in accounts payable and accrued liabilities and $3.1 million in other long-term liabilities, and $2.4 million at year-end 2021 in other long-term liabilities on the consolidated balance sheet related to the sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification will not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis. During 2022, the Company reassessed the value of the indemnification liability and determined it was necessary to record an increase to the liability of $0.8 million. Additionally, in 2022, the Company recognized an increase of $0.2 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, totaling $3.3 million at year-end 2022 in accounts payable and accrued liabilities and $4.6 million at year-end 2021 with $2.3 million in accounts payable and accrued liabilities and $2.3 million in other long-term liabilities in the consolidated balance sheet. The initial valuation of

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the earnout liability was established using a Black Scholes model and represents the fair value and is considered a level 3 liability. During the first quarter of 2022, the Company paid the one year portion of the earnout totaling $2.3 million. In the consolidated statements of cash flows, $0.7 million is reflected as a financing activity representing the initial fair value of the investment, with the remainder flowing through operating activities. During 2022, the Company reassessed the value of the earnout liability and determined that it was necessary to record an increase to the liability of $1.0 million.

The company recorded an initial earnout liability relating to the 2022 acquisition of RocketPower, totaling $0.6 million, with $0.5 million in accounts payable and accrued liabilities and $0.1 million in other long-term liabilities in the consolidated balance sheet (see Acquisitions and Dispositions footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a level 3 liability. In the third quarter of 2022, we reassessed the value and determined that the fair value was zero. The maximum total cash payments which may be due related to the earnout liability is $31.8 million.

The Company recorded an earnout liability relating to the 2020 acquisition of Insight, totaling $1.7 million as of year-end 2020 in accounts payable and accrued liabilities in the consolidated balance sheet (see Acquisitions and Dispositions footnote). The valuation of the earnout liability was initially established using a Monte Carlo simulation and represented the fair value and was considered a level 3 liability. During 2021, the Company recognized $0.1 million of expenses related to the earnout liability within SG&A expenses in the consolidated statements of earnings. During the third quarter of 2021, the Company paid the earnout totaling $1.8 million.

Equity Investments Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in the JV (see Investment in PersolKelly Pte. Ltd. footnote), with the remaining 2.5% interest now being measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The sale of the shares of the JV represented an observable transaction requiring the Company to calculate the current fair value based on the purchase price of the shares, in which the resulting adjustment was not material. The investment totaled $6.4 million as of year-end 2022, representing total cost plus observable price changes to date.

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

Assets Measured at Fair Value on a Nonrecurring Basis

In the fourth quarter of 2022, we performed our annual goodwill impairment testing, which included a step one quantitative test for the Softworld and PTS reporting units. As a result of the quantitative assessments, we determined that the estimated fair value of the Softworld and PTS reporting units was more than its carrying value. Additionally, we performed a step zero qualitative analysis for the Education reporting unit to determine whether a further quantitative analysis was necessary and concluded that a step one quantitative analysis was not necessary. As a result of the quantitative and qualitative assessments, the Company determined goodwill related to these reporting units was not impaired as of year-end 2022.

During 2022, customers within the high-tech industry vertical, in which RocketPower specializes, reduced or eliminated their full-time hiring, reducing demand for RocketPower's services, and on-going economic uncertainty has more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused a triggering event requiring interim impairment tests for both long-lived assets and goodwill as of third quarter of 2022. Job eliminations in the high-tech industry vertical continued during the fourth quarter of 2022, indicating a broad, sustained reduction in hiring was likely and is now expected to last through much of 2023, directly impacting RocketPower and the demand for RocketPower's

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
services in this vertical. These changes in market conditions caused another triggering event requiring interim impairment tests for both long-lived assets and goodwill as of year-end 2022.

We performed a long-lived asset recoverability test for RocketPower and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable as of third quarter-end and year-end 2022. We performed an interim step one quantitative test for RocketPower’s goodwill and determined that the estimated fair value of the reporting unit no longer exceeded the carrying value as of third quarter-end and year-end 2022. Based on the results of our interim goodwill impairment tests, we recorded a goodwill impairment charge of $30.7 million in the third quarter of 2022 and we recorded an additional goodwill impairment charge of $10.3 million in the fourth quarter of 2022 to write off the remaining balance of RocketPower’s goodwill as of year-end, for a total goodwill impairment charge of $41.0 million as of year-end 2022 (see Goodwill and Intangible Assets footnote).

8. Restructuring

2022 Actions

In the first quarter of 2022, the Company took restructuring actions designed to increase efficiency. Restructuring costs incurred in 2022 totaled $1.7 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars):

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

Accrual Summary

A summary of our global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2020	$3.5
Additions charged to International	1.2
Additions charged to Corporate	2.8
Reductions for cash payments related to all restructuring activities	(4.6)
Balance as of year-end 2021	2.9
Additions charged to Professional & Industrial	0.3
Additions charged to Outsourcing & Consulting	0.2
Additions charged to Education	0.4
Additions charged to Corporate	0.8
Reductions for cash payments related to all restructuring activities	(4.0)
Accrual adjustments	(0.3)
Balance as of year-end 2022	$0.3

The remaining balance of $0.3 million as of year-end 2022 primarily represents severance costs and the majority is expected to be paid by the first quarter-end 2023. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years 2022 and 2021 are included in the tables below (in millions of dollars):

	As of Year-End 2021	Additions to Goodwill	Impairment Adjustments	As of Year-End 2022
Science, Engineering & Technology	$111.3	$—	$—	$111.3
Education	3.5	36.3	—	39.8
Outsourcing & Consulting	—	41.0	(41.0)	—
Total	$114.8	$77.3	$(41.0)	$151.1

	As of Year-End 2020	Additions to Goodwill	Impairment Adjustments	As of Year-End 2021
Science, Engineering & Technology	$—	$111.3	$—	$111.3
Education	3.5	—	—	3.5
Total	$3.5	$111.3	$—	$114.8

The goodwill resulting from the acquisition of RocketPower during the first quarter of 2022 was allocated to the OCG reportable segment and RocketPower was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of PTS during the second quarter of 2022 was allocated to the Education reportable segment and PTS was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of Softworld during the second quarter of 2021 was allocated to the SET reportable segment and Softworld was deemed to be a separate reporting unit. (See Additions to Goodwill column in the table above and the Acquisitions and Dispositions footnote for more details regarding each acquisition.)

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

During the third quarter of 2022, customers within the high-tech industry vertical, in which RocketPower specializes, reduced or eliminated their full-time hiring, reducing demand for RocketPower’s services, and on-going economic uncertainty has more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused a triggering event requiring an interim impairment test for both long-lived assets and goodwill. RocketPower has definite-lived intangible assets, consisting of trades names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives. We performed a long-lived asset recoverability test for RocketPower and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. We performed an interim step one quantitative test for RocketPower’s goodwill and determined that the estimated fair value of the reporting unit no longer exceeded the carrying value. Based on the result of our interim goodwill impairment test as of third quarter-end 2022, we recorded a goodwill impairment charge of $30.7 million to write off a portion of RocketPower’s goodwill, with $10.3 million goodwill remaining in the OCG reportable segment as of third quarter-end 2022.

In the fourth quarter of 2022, we performed our annual goodwill impairment testing, which included a step one quantitative test for the Softworld and PTS reporting units. As a result of the quantitative assessment, we determined that the estimated fair value of the Softworld and PTS reporting units was more than its carrying value. Additionally, we performed a step zero qualitative analysis for the Education and RocketPower reporting units to determine whether a further quantitative analysis was necessary and concluded that a step one quantitative analysis was not necessary at that time. As a result of the quantitative and qualitative assessments, the Company determined goodwill related to these reporting units was not impaired at that time.

Subsequent to our annual goodwill impairment testing, job eliminations in the high-tech industry vertical continued, indicating a broad, sustained reduction in hiring was likely and is now expected to last through much of 2023, directly impacting RocketPower and the demand for RocketPower's services in this vertical. These changes in market conditions caused a triggering event requiring another interim impairment test for both long-lived assets and goodwill as of year-end 2022. We performed a long-lived asset recoverability test for RocketPower and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. We performed an interim step one quantitative test for

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
RocketPower’s goodwill and determined that the estimated fair value of the reporting unit no longer exceeded the carrying value. Based on the result of our interim goodwill impairment test as of year-end 2022, we recorded an additional goodwill impairment charge of $10.3 million in the fourth quarter of 2022 to write off the remaining balance of RocketPower’s goodwill, for a total goodwill impairment charge of $41.0 million as of year-end 2022. (See Impairment Adjustments column in the table above.)

If current expectations of future revenue and profit margins are not met, or if market factors outside of our control change significantly, including discount rate, it could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet.

Intangible assets, excluding fully-amortized intangibles, are included within other assets on our consolidated balance sheet and consist of the following (in millions of dollars):

		2022			2021
	Useful lives	Gross Carrying amount	Less: Accumulated Amortization	Net	Gross Carrying amount	Less: Accumulated Amortization	Net
Customer relationships	10 years	$141.1	$32.9	$108.2	$106.9	$22.2	$84.7
Trade names	10-15 years	51.7	8.3	43.4	35.8	4.2	31.6
Non-compete agreements	5 years	6.0	2.2	3.8	3.1	1.2	1.9
Trademarks	10 years	4.8	1.5	3.3	4.8	1.0	3.8
Total		$203.6	$44.9	$158.7	$150.6	$28.6	$122.0

The year-over-year change in total intangible assets was due to the intangibles purchased in connection with the RocketPower and PTS acquisitions (see Acquisitions and Dispositions footnote). Intangible amortization expense, which is included in SG&A expense in the consolidated statements of earnings, was $19.4 million, $13.0 million and $6.8 million in 2022, 2021 and 2020, respectively. The amortization expense will be $20.8 million in 2023, $20.5 million in 2024, $18.5 million in 2025, $17.8 million in 2026 and $17.2 million in 2027.

10. Other Assets

Included in other assets are the following (in millions of dollars):

	2022	2021
Life insurance cash surrender value (see Retirement Benefits footnote)	$194.3	$232.9
Intangibles, net of accumulated amortization of $55.5 million in 2022 and $39.1 million in 2021(1)	158.7	122.0
Long-term hosted software, net of accumulated amortization of $7.3 million in 2022 and $3.2 million in 2021(2)	13.7	10.7
Noncurrent restricted cash	8.6	6.6
Workers' compensation and other claims receivable(3)	12.1	5.5
Other(4)	15.8	11.4
Other assets	$403.2	$389.1
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

(4) Other in 2022 includes $6.4 million related to our equity investment in the JV (see Investment in PersolKelly Pte. Ltd footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Leases

The Company has operating and financing leases for headquarters and field offices and various equipment. Our leases generally have remaining lease terms of one year to 10 years. We determine if an arrangement is a lease at inception.

The components of lease expense are as follows (in millions of dollars):

		December Year to Date
Description	Statements of Earnings Location	2022	2021	2020
Operating:
Operating lease cost	Selling, general and administrative expenses	$22.8	$25.8	$27.0
Short-term lease cost	Selling, general and administrative expenses	2.4	2.6	3.6
Variable lease cost	Selling, general and administrative expenses	5.2	5.7	6.8
Financing:
Amortization of ROU assets	Selling, general and administrative expenses	0.6	1.4	1.3
Interest on lease liabilities	Other income (expense), net	0.1	0.2	0.4
Total lease cost		$31.1	$35.7	$39.1

Supplemental consolidated balance sheet information related to leases is as follows (in millions of dollars):

Description	Balance Sheet Location	As of Year-End 2022	As of Year-End 2021
ROU Assets:
Operating	Operating lease right-of-use assets	$66.8	$75.8
Financing	Property and equipment	5.0	6.3
Total lease assets		$71.8	$82.1

ROU Liabilities:
Operating - current	Operating lease liabilities, current	$14.7	$17.5
Financing - current	Accounts payable and accrued liabilities	1.2	1.9
Operating - noncurrent	Operating lease liabilities, noncurrent	55.0	61.4
Financing - noncurrent	Other long-term liabilities	—	1.2
Total lease liabilities		$70.9	$82.0

Weighted average remaining lease terms and discount rates are as follows:

	December Year to Date
	2022	2021
Weighted average remaining lease term (years):
Operating leases	7.9	8.1
Financing leases	1.3	2.1
Weighted average discount rate:
Operating leases	5.1%	4.9%
Financing leases	5.4%	5.3%

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other information related to leases is as follows (in millions of dollars):

	December Year to Date
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.4	$26.1	$25.4
Financing cash flows from financing leases	1.4	1.5	2.0

ROU assets obtained in exchange for new lease obligations:
Operating leases	$10.7	$14.9	$43.3
Financing leases	—	—	3.1

Maturities of lease liabilities as of year-end 2022 are as follows (in millions of dollars):

	Operating Leases	Financing Leases
2023	$17.8	$1.3
2024	13.2	—
2025	10.1	—
2026	7.7	—
2027	5.5	—
Thereafter	30.3	—
Total future lease payments	84.6	1.3
Less: Imputed interest	15.0	0.1
Total	$69.6	$1.2

During the first quarter of 2020, the Company sold three of four headquarters properties and entered into a leaseback agreement, which is accounted for as an operating lease (see Sale of Assets footnote). As of first quarter-end 2020, we recognized $37.6 million of ROU assets within operating lease right-of-use assets, $1.2 million of current lease liabilities within operating lease liabilities, current and $36.1 million of noncurrent lease liabilities within operating lease liabilities, noncurrent in the consolidated balance sheet, with a discount rate of 4.8% over a 15-year lease term related to this lease.

12. Debt

Short-Term Debt

On November 4, 2022, the Company entered into an agreement with its lenders to amend and restate its existing $200.0 million, five-year revolving credit facility (the "Facility"), with a termination date of December 5, 2024. The amendment increased the limit on restricted payments from $50.0 million to $115.0 million and changed certain of the terms and conditions. The Facility is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At year-end 2022 and 2021, there were no borrowings under the Facility and a remaining borrowing capacity of $200.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 15.0 basis points at year-end 2022 and 2021. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2022:

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

On September 21, 2022, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to its $150.0 million, three-year, securitization facility (the “Securitization Facility”). The amendment changed certain of the terms and conditions, including extending the DSO terms from 65 days to 70 days. The Receivables Purchase Agreement will terminate December 5, 2024, unless terminated earlier pursuant to its terms.

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

As of year-end 2022, the Securitization Facility had no short-term borrowings, SBLCs of $49.5 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $100.5 million. As of year-end 2021, the Securitization Facility had no short-term borrowings, SBLCs of $53.0 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $97.0 million. The rate for short-term borrowings includes the Bloomberg Short-Term Bank Yield Index rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a commitment fee of 40 basis points on the unused capacity.

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

The Company had total unsecured, uncommitted short-term local credit facilities of $5.9 million as of year-end 2022. There were $0.7 million borrowings under these lines at year-end 2022, compared to no borrowings under these lines at year-end 2021. The weighted average interest rate for these borrowings, which was related to India, was 8.50% at year-end 2022.

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

The liability for the nonqualified plans was $196.6 million and $237.2 million as of year-end 2022 and 2021, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits in the consolidated balance sheet. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses in the consolidated statements of earnings, was a loss of $36.3 million in 2022, earnings of $27.0 million in 2021 and earnings of $23.0 million in 2020.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $194.3 million and $232.9 million at year-end 2022 and 2021, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheet. During 2022, 2021 and 2020, proceeds of $1.5 million, $12.2 million and $2.3 million, respectively, were received in connection with these policies. Tax-free earnings or loss on these assets, which were included in SG&A expenses in the consolidated statements of earnings and which offset the related earnings or loss on the liability, were a loss of $36.0 million in 2022, earnings of $26.0 million in 2021 and earnings of $23.1 million in 2020.

The net expense for retirement benefits for the qualified and nonqualified plans, including Company-matching contributions for full-time employees, totaled $9.4 million in 2022, $10.0 million in 2021 and $3.2 million in 2020, and is included in total SG&A expenses in the consolidated statements of earnings. The 2020 expense reflects the temporary suspension of Company-matching contributions from April to December 2020 to mitigate the impact of the COVID-19 pandemic on the results of our operations. The expense related to retirement plan contributions for temporary employees, which is included in cost of services, is reimbursed by our customers.

International Defined Benefit Plans

The Company has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2022 were $10.4 million, $7.5 million and $2.9 million, respectively. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2021 were $16.0 million, $10.9 million and $5.1 million, respectively. Total pension expense for these plans was $0.4 million in 2022, $0.5 million in 2021 and $0.6 million in 2020. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2023 are not significant.

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

On November 9, 2022, the Company's board of directors approved a plan for the Company to repurchase shares of its Class A common stock with a market value not to exceed $50.0 million through transactions executed in the open market within one year. During 2022, the Company repurchased 474,644 Class A shares for $7.8 million. A total of $42.2 million remains available under the share repurchase program as of year-end 2022.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during 2022, 2021 and 2020 are included in the table below (in millions of dollars). Amounts in parentheses indicate debits.

	2022		2021		2020
Foreign currency translation adjustments:
Beginning balance	$(25.0)		$(0.8)		$(13.2)
Other comprehensive income (loss) before classifications	(7.5)		(24.2)		13.9
Amounts reclassified from accumulated other comprehensive income (loss) - liquidation of Japan subsidiary	20.4	(1)	—		—
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other	4.7	(2)	—	(2)	(1.5)	(2)
Net current-period other comprehensive income (loss)	17.6		(24.2)		12.4
Ending balance	(7.4)		(25.0)		(0.8)

Pension liability adjustments:
Beginning balance	(2.7)		(3.4)		(2.6)
Other comprehensive income (loss) before classifications	1.5		0.5		(0.9)
Amounts reclassified from accumulated other comprehensive income	0.1	(3)	0.2	(3)	0.1	(3)
Net current-period other comprehensive income (loss)	1.6		0.7		(0.8)
Ending balance	(1.1)		(2.7)		(3.4)

Total accumulated other comprehensive income (loss)	$(8.5)		$(27.7)		$(4.2)

(1)Amount was recorded in the loss on currency translation from liquidation of subsidiary in the consolidated statements of earnings.

(2)Of the amount included in this line item $1.9 million in 2022 was recorded in the other income (expense), net line item in the consolidated statements of earnings related to the investment in PersolKelly Pte. Ltd., (see Investment in PersolKelly Pte. Ltd. footnote for more details). In addition, $1.4 million in 2022 was recorded in the other income (expense), net line item in the consolidated statements of earnings related to other activities and $1.4 million in 2022 was recorded in loss on disposal line item in the consolidated statements of earnings related to the liquidation of the cumulative translation adjustment for the sale of our Russia operations, (see Acquisitions and Dispositions footnote for more details). All amounts in prior years were recorded in the other income (expense), net line item in the consolidated statements of earnings.

(3)Amount was recorded in the SG&A expenses line item in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Earnings (Loss) Per Share

The reconciliation of basic earnings (loss) per share on common stock for 2022, 2021 and 2020 follows (in millions of dollars except per share data):

	2022	2021	2020
Net earnings (loss)	$(62.5)	$156.1	$(72.0)
Less: Earnings allocated to participating securities	—	(1.4)	—
Net earnings (loss) available to common shareholders	$(62.5)	$154.7	$(72.0)

Average common shares outstanding (millions):
Basic	38.1	39.4	39.3
Dilutive share awards	—	0.1	—
Diluted	38.1	39.5	39.3

Basic earnings (loss) per share	$(1.64)	$3.93	$(1.83)
Diluted earnings (loss) per share	$(1.64)	$3.91	$(1.83)

Potentially dilutive shares outstanding for 2021 are primarily related to deferred common stock related to the non-employee directors deferred compensation plan. Due to our net loss in 2022 and 2020, potentially dilutive shares outstanding, primarily related to deferred common stock associated with the non-employee directors deferred compensation plan, of 0.2 million shares in 2022 and 0.1 million shares in 2020, had an anti-dilutive effect on diluted earnings per share and were excluded from the computation.

We have presented earnings per share for our two classes of common stock on a combined basis. This presentation is consistent with the earnings per share computations that result for each class of common stock utilizing the two-class method as described in ASC Topic 260, “Earnings Per Share.” The two-class method is an earnings allocation formula which determines earnings per share for each class of common stock according to the dividends declared (or accumulated) and participation rights in the undistributed earnings.

In applying the two-class method, we have determined that the undistributed earnings should be allocated to each class on a pro rata basis after consideration of all of the participation rights of the Class B shares (including voting and conversion rights) and our history of paying dividends equally to each class of common stock on a per share basis.

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

Dividends paid per share for Class A and Class B common stock were $0.275 for 2022, $0.10 for 2021 and $0.075 for 2020.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Stock-Based Compensation

Under the Equity Incentive Plan, amended and restated February 15, 2017 and approved by the stockholders of the Company on May 10, 2017 (the “EIP”), the Company may grant to key employees restricted stock and performance awards associated with the Company’s Class A stock. The amended EIP provides that the maximum number of shares available for grants is 4.7 million. Shares available for future grants at year-end 2022 are 2.7 million. The Company issues shares out of treasury stock to satisfy stock-based awards, if available; otherwise new shares of common stock are issued from authorized shares. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

The Company recognized stock-based compensation cost of $7.8 million in 2022, $5.1 million in 2021 and $3.9 million in 2020, as well as related tax benefits of $1.1 million in 2022, $0.8 million in 2021 and $0.4 million in 2020.

Restricted Stock

Restricted stock, which typically vests pro-rata over four years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock as of year-end 2022 and changes during this period is presented as follows below (in thousands of shares except per share data):

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2021	403	$21.24
Granted	417	20.16
Vested	(112)	22.25
Forfeited	(101)	21.51
Nonvested at year-end 2022	607	$20.27

As of year-end 2022, unrecognized compensation cost related to unvested restricted stock totaled $8.9 million. The weighted average period over which this cost is expected to be recognized is approximately 1.9 years. The weighted average grant date fair value per share of restricted stock granted during 2022, 2021 and 2020 was $20.16, $20.91 and $15.97, respectively. The total fair value of restricted stock, which vested during 2022, 2021 and 2020, was $2.3 million, $2.0 million and $2.4 million, respectively.

Performance Shares

During 2022, 2021 and 2020, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance awards, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals unique to each grant ("financial measure performance awards") over a stated period of time. Additionally, the Company also granted single financial measure performance shares to certain senior officers, which will be satisfied with the issuance of shares out of treasury stock, and is contingent upon the achievement of one performance measure with a one-year performance period. These single financial measure performance shares vest over four years and earn dividends, which are not paid until the awards vest.

On May 18, 2021, the Compensation Committee approved a modification to the performance goals of our 2021 and 2020 financial measure performance awards to increase the goals to reflect the results of the acquisition of Softworld. We accounted for this change as a Type I modification under ASC 718 as the expectation of the achievement of certain performance conditions related to these awards remained probable-to-probable post-modification. The Company did not record any incremental stock compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification. All service-based vesting conditions were unaffected by the modification.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2022 Grants

The annual 2022 performance share grant ("2022 grant") consisted of 186,000 financial measure performance awards, which are contingent upon achievement of specific revenue growth and EBITDA margin performance goals. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2022, 2023 and 2024, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2025 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

Based upon the level of achievement of specific financial performance goals for the 2022 annual grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 14, 2023, the Compensation Committee approved the actual performance achievement for the 2022 performance period of the annual 2022 grant. Actual performance resulted in participants achieving 72% of target. All of the shares earned for the 2022 performance period will vest in 2025 after the approval of the Compensation Committee, if not forfeited by the recipient.

The 2022 financial measure performance awards have a weighted average grant date fair value of $21.19, which was determined by the market price on the date of grant less the present value of the expected dividends not received during the vesting period.

The total nonvested shares related to 2022 financial measure performance awards at year-end 2022 is 186,000.

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

Based upon the level of achievement of specific financial performance goals for the 2021 annual grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 14, 2023, the Compensation Committee approved the actual performance achievement for the 2022 performance period of the annual 2021 grant. Actual performance resulted in participants achieving 72% of target. Half of the shares earned for the 2022 performance period will vest in 2023 after the approval of the Compensation Committee and the remaining half of the shares earned will vest in early 2024, if not forfeited by the recipient.

In December 2021, the Compensation Committee approved an additional retention-based grant of 308,000 financial measure performance awards to certain senior officers and may be earned upon achievement of three financial goals over a performance period beginning in fiscal 2022 through the third quarter of 2024, with each goal having a unique projected achievement date. Each goal can be earned independent of the other two goals. A goal is considered earned once it is achieved and maintained for two consecutive quarters at any point during the performance period. Any goal not achieved within one year of projected achievement date, will result in that portion of the award being forfeited. Any shares earned during the performance period will cliff-vest three years after achievement of the respective performance goals and approval of the financial results by the Compensation Committee. These awards earn dividends once the goal is achieved, but are not paid until the awards vest.

On February 14, 2023, the Compensation Committee approved the actual performance achievement of one of the financial goals related to the 2021 retention-based grant. At the same meeting, the Compensation Committee approved a modification to accelerate the vesting for the goal earned, where half of these awards will vest immediately upon approval of the results and the remaining half will vest in August 2023, if not forfeited by the recipient. We will account for this change as a Type I modification under ASC 718 as the expectation of vesting remained probable-to-probable post-modification. The Company did

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
not record any incremental stock compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification. The Company will recognize the remaining stock compensation expense over the remaining portion of the modified service requisite period.

The 2021 financial measure performance awards have a weighted average grant date fair value of $18.21, which was determined by the market price on the date of grant less the present value of the expected dividends not received during the vesting period. The total nonvested shares related to 2021 financial measure performance awards at year-end 2022 is 423,000.

2020 Grant

The 2020 performance share grant ("2020 grant") consisted of 115,000 single financial measure performance shares, which have a one-year performance period based on a specific operating earnings performance goal. The 2020 single financial measure performance awards have a weighted average grant date fair value of $22.59 per share, which was determined by the market price on the date of grant. On February 15, 2022, the Compensation Committee approved the actual performance achievement of the 2020 single financial measure performance award. These awards will vest over the next four years, if not forfeited by the recipient. The total nonvested shares related to 2020 single financial performance awards at year-end 2022 is 78,000.

A summary of the status of all nonvested performance shares at target for 2022 is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents the 2019 and a portion of the 2021 performance period of the 2021 financial measure performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2021	708	$20.03
Granted	186	21.19
Vested	(48)	22.55
Forfeited	(12)	16.81
Vesting Adjustment	(142)	24.45
Nonvested at year-end 2022	692	$19.41

As of year-end 2022, unrecognized compensation cost related to all unvested financial measure performance shares totaled $8.4 million. The weighted average period over which the costs are expected to be recognized is approximately 2.4 years for financial measure performance shares. The total fair value of financial measure performance shares, which vested during 2022, 2021 and 2020, was $0.9 million, $0.3 million and $1.8 million, respectively.

17. Sale of Assets

In October 2022, Kelly Properties, LLC, a wholly owned subsidiary of the Company, sold real property located in Troy, Michigan for a purchase price of $6.0 million, subject to final closing adjustments. The Company received cash proceeds of $5.6 million in the fourth quarter of 2022, net of commissions and transaction expenses. As of the date of the sale, the property had a carrying value of $4.7 million, resulting in a $0.9 million gain on the sale, which is recorded in gain on sale of assets in the consolidated statements of earnings.

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

18. Other Income (Expense), Net

Included in other income (expense), net are the following:

	2022	2021	2020
	(In millions of dollars)
Interest income	$2.3	$0.2	$0.6
Interest expense	(2.1)	(2.5)	(3.0)
Dividend income	—	2.7	2.4
Foreign exchange gains (losses)	4.8	(1.0)	3.3
Other	(3.4)	(3.0)	0.1
Other Income (Expense), Net	$1.6	$(3.6)	$3.4

The decrease in dividend income in 2022 reflects the sale of the investment in the common stock of Persol Holdings during the first quarter of 2022. Included in foreign exchange gains (losses) for 2022 is a $5.5 million foreign exchange gain on a U.S. dollar-denominated cash balance held by the Company's Japan entity (see Investment in Persol Holdings footnote). Included in Other for 2022 are transaction-related expenses for the 2022 acquisitions of RocketPower and PTS and sale of our Russia operations (see Acquisitions and Dispositions footnote) and expense related to the remeasurement of the Brazil indemnification liability (see Fair Value Measurements footnote). Included in Other for 2021 is a loss from the sale of the assets related to our minority investment in Kenzie Academy (see Fair Value Measurements footnote) and transaction-related expenses for the April 2021 acquisition of Softworld (see Acquisitions and Dispositions footnote).

19. Income Taxes

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate for the years 2022, 2021 and 2020 were taxed under the following jurisdictions:

	2022	2021	2020
	(In millions of dollars)
Domestic	$(39.4)	$27.5	$(86.7)
Foreign	(31.8)	158.3	(20.1)
Total	$(71.2)	$185.8	$(106.8)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The provision for income taxes was as follows:

	2022	2021	2020
	(In millions of dollars)
Current tax expense:
U.S. federal	$1.3	$1.0	$6.6
U.S. state and local	1.4	2.1	5.9
Foreign	61.5	10.4	10.6
Total current	64.2	13.5	23.1
Deferred tax (benefit) expense:
U.S. federal	(2.5)	(11.9)	(35.8)
U.S. state and local	0.7	(0.7)	(12.3)
Foreign	(70.3)	34.2	(9.0)
Total deferred	(72.1)	21.6	(57.1)
Total provision	$(7.9)	$35.1	$(34.0)

Deferred income taxes reflect the temporary differences between the asset and liability basis for financial reporting purposes and the amounts used for income tax purposes, at the relevant tax rate. The deferred tax assets and liabilities are comprised of the following:

	2022	2021
	(In millions of dollars)
Fixed assets and right-of-use assets	$(21.8)	$(25.8)
Intangible assets and goodwill	20.7	16.3
Employee compensation and benefit plans	62.0	70.4
Accrued payroll and related taxes	—	22.1
Accrued workers’ compensation	10.2	11.7
Investment in Persol Holdings	—	(70.9)
Investment in equity affiliate	(0.7)	(13.3)
Operating lease liabilities	19.3	21.8
Loss carryforwards	33.4	36.4
Credit carryforwards	200.7	175.0
Other, net	9.4	6.5
Valuation allowance	(34.0)	(19.0)
Net deferred tax assets	$299.2	$231.2

The deferred tax balance is classified in the consolidated balance sheet as:

	2022	2021
	(In millions of dollars)
Deferred tax asset	$299.7	$302.8
Other long-term liabilities	(0.5)	(71.6)
	$299.2	$231.2

The Company has U.S. general business credit carryforwards of $177.1 million which will expire from 2034 to 2042, foreign tax credit carryforwards of $23.6 million which will expire from 2023 to 2032 and minimal state carryforwards which will expire from 2026 to 2042. The net tax effect of state and foreign loss carryforwards at year-end 2022 totaled $33.4 million, $2.7 million of which expires between 2023 to 2042, and $30.7 million of which have no expiration.

The Company has established a valuation allowance for loss carryforwards and future deductible items in certain foreign jurisdictions, and for U.S. foreign tax credit carryforwards. The increase in the valuation allowance in 2022 was primarily due to foreign tax credits generated from the sale of the Company's investment in Persol Holdings. The valuation allowance is determined in accordance with the provisions of ASC 740, "Income Taxes," which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s recent losses in these foreign

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
jurisdictions, and its recent lack of adequate U.S. foreign source income to fully utilize foreign tax credit carryforwards, represented sufficient negative evidence to require a valuation allowance under ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the foreign deferred tax assets.

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% in 2022, 2021, and 2020 are as follows:

	2022	2021	2020
	(In millions of dollars)
Income tax based on statutory rate	$(14.9)	$39.0	$(22.4)
State income taxes, net of federal benefit	1.6	1.1	(5.1)
Foreign tax rate differential	1.6	12.2	2.8
General business credits	(10.7)	(9.7)	(9.9)
Life insurance cash surrender value	7.8	(5.2)	(4.6)
Foreign items	0.2	1.7	(1.8)
Sale of foreign subsidiaries	3.9	—	(6.6)
Foreign business taxes	1.8	2.1	3.0
Tax law change	—	(5.2)	(1.7)
Non-deductible goodwill impairment	2.7	—	11.9
Other	(1.9)	(0.9)	0.4
Total	$(7.9)	$35.1	$(34.0)

Our tax benefit or expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes or changes in judgment regarding the realizability of deferred tax assets. Changes in the fair value of the Company’s investment in Persol Holdings were recognized in the consolidated statements of earnings. Gains and losses from this investment, which was sold in the first quarter of 2022, were treated as discrete since they could not be estimated.

Several items have contributed to the variance in our income tax benefit or expense over the last three years. 2022 benefited from lower pretax earnings, benefits of $16.9 million from changes in the fair value of the Company's investment in Persol Holdings and $7.1 million from the impairment of tax deductible goodwill. These benefits were offset by a $7.8 million charge from tax exempt life insurance cash surrender value losses. Income tax expense for 2021 included charges of $37.3 million from changes in the fair value of the Company's investment in Persol Holdings and $4.8 million from the gain on insurance settlement, offset by benefits of $5.2 million from a change in tax rate in the United Kingdom and $5.2 million from tax exempt life insurance cash surrender value gains. The 2020 income tax benefited from lower pretax earnings and benefits of $5.1 million from the loss on our investment in Persol Holdings, $6.6 million from the sale of Brazil operations, $23 million from the impairment of tax deductible goodwill and $4.6 million from tax exempt life insurance cash surrender value gains.

General business credits primarily represent U.S. work opportunity credits. Foreign items include foreign tax credits, foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC 740.

Provision has not been made for additional income taxes on an estimated $156.5 million of foreign subsidiary undistributed earnings which are indefinitely reinvested. If these earnings were to be repatriated, the Company could be subject to foreign withholding tax, federal and state income tax, net of federal benefit, and income taxes on foreign exchange gains or losses, of $9.8 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
	(In millions of dollars)
Balance at beginning of the year	$0.6	$0.5	$0.9

Additions for prior years’ tax positions	—	0.2	—
Reductions for prior years’ tax positions	—	—	—
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.1)	(0.1)	(0.4)
Balance at end of the year	$0.5	$0.6	$0.5

If the $0.5 million in 2022, $0.6 million in 2021 and $0.5 million in 2020 of unrecognized tax benefits were recognized, they would have a favorable effect of $0.4 million in 2022, $0.5 million in 2021 and $0.4 million in 2020 on income tax expense.

The Company recognizes both interest and penalties as part of the income tax provision. The benefit recognized in 2022 was not significant. The Company recognized expense of $0.1 million in 2021 and a benefit of $0.1 million in 2020 for interest and penalties. Accrued interest and penalties were $0.1 million at year-end 2022 and $0.2 million at year-end 2021.

The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2019 forward, Canada for fiscal years 2015 forward, France for fiscal years 2014 forward, Netherlands for fiscal years 2017 forward, Portugal for fiscal years 2019 forward, Puerto Rico for fiscal years 2018 forward and Switzerland for fiscal years 2013 forward.

The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.2 million for 2022, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

20. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2022, 2021 and 2020, respectively, were as follows:

	2022	2021	2020
	(In millions of dollars)
(Increase) decrease in trade accounts receivable	$(99.3)	$(150.7)	$55.9
(Increase) decrease in prepaid expenses and other assets	(24.6)	5.0	21.8
(Increase) decrease in ROU assets	(0.1)	7.7	0.2
Increase (decrease) in accounts payable and accrued liabilities	44.3	155.8	10.5
Increase (decrease) in operating lease liabilities	(18.7)	(29.7)	(21.1)
Increase (decrease) in accrued payroll and related taxes	(59.3)	12.5	71.9
Increase (decrease) in accrued workers’ compensation and other claims	(5.2)	(6.2)	(4.9)
Increase (decrease) in income and other taxes	21.9	(4.6)	(14.0)
Total changes in operating assets and liabilities, net of acquisitions	$(141.0)	$(10.2)	$120.3

The Company paid interest of $1.3 million in 2022, $1.7 million in 2021 and $1.6 million in 2020. The Company paid income taxes of $61.2 million in 2022, $14.1 million in 2021 and $26.4 million in 2020.

Non-cash capital accruals totaled $1.2 million, $1.0 million and $1.4 million at year-end 2022, 2021 and 2020, respectively.

21. Commitments

In addition to lease agreements (see Leases footnote) and the indemnification agreement related to the sale of our Brazil operations (see Acquisitions and Dispositions footnote), the Company has entered into noncancelable purchase obligations totaling $53.0 million. These obligations relate primarily to technology services and online tools which the Company expects

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
to utilize generally within the next three fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.

22. Contingencies

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At year-end 2022 and 2021, the gross accrual for litigation costs amounted to $2.3 million and $1.4 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At year-end 2022 and 2021, the related insurance receivables amounted to $0.6 million and zero, respectively.

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

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $5.6 million as of year-end 2022. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

23. Segment Disclosures

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

Professional & Industrial delivers staffing, outcome-based and permanent placement services focused on office, professional, light industrial and contact center specialties in the U.S. and Canada, including our KellyConnect and Skilled Professional Solutions products. Science, Engineering & Technology delivers staffing, outcome-based and permanent placement services focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada. Education delivers staffing, permanent placement and executive search services across the full education spectrum from early childhood to higher education in the U.S. Outsourcing & Consulting is focused on providing MSP, RPO, PPO and Talent Advisory Services to customers on a global basis. International delivers staffing, RPO and permanent placement services in Europe, as well as services in Mexico in accordance with recent changes in labor market regulations and, prior to August 2020, Brazil (see Acquisitions and Dispositions footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for 2022, 2021 and 2020. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	2022	2021	2020
	(In millions of dollars)
Revenue from Services:
Professional & Industrial	$1,666.2	$1,837.4	$1,858.4
Science, Engineering & Technology	1,265.4	1,156.8	1,019.1
Education	636.2	416.5	286.9
Outsourcing & Consulting	468.0	432.1	363.5
International	932.2	1,067.8	988.6

Less: Intersegment revenue	(2.6)	(0.9)	(0.5)

Consolidated Total	$4,965.4	$4,909.7	$4,516.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2022	2021	2020
	(In millions of dollars)
Earnings (Loss) from Operations:
Professional & Industrial gross profit	$302.5	$310.0	$330.2
Professional & Industrial SG&A expenses	(270.5)	(278.6)	(288.6)
Professional & Industrial earnings (loss) from operations	32.0	31.4	41.6

Science, Engineering & Technology gross profit	297.0	253.9	209.4
Science, Engineering & Technology SG&A expenses	(214.9)	(180.2)	(134.4)
Science, Engineering & Technology earnings (loss) from operations	82.1	73.7	75.0

Education gross profit	100.3	65.1	42.2
Education SG&A expenses	(81.8)	(62.1)	(51.2)
Education earnings (loss) from operations	18.5	3.0	(9.0)

Outsourcing & Consulting gross profit	169.6	141.4	119.8
Outsourcing & Consulting SG&A expenses	(149.8)	(122.7)	(108.3)
Goodwill impairment charge	(41.0)	—	—
Outsourcing & Consulting earnings (loss) from operations	(21.2)	18.7	11.5

International gross profit	142.4	148.8	126.0
International SG&A expenses	(132.5)	(138.9)	(134.9)
International earnings (loss) from operations	9.9	9.9	(8.9)

Corporate	(94.0)	(88.1)	(203.8)
Loss on disposal	(18.7)	—	—
Gain on sale of assets	6.2	—	—
Consolidated Total	14.8	48.6	(93.6)
Gain (loss) on investment in Persol Holdings	(67.2)	121.8	(16.6)
Loss on currency translation from liquidation of subsidiary	(20.4)	—	—
Other income (expense), net	1.6	15.4	3.4

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$(71.2)	$185.8	$(106.8)

Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	2022	2021	2020
	(In millions of dollars)
Depreciation and amortization:
Professional & Industrial	$3.7	$5.3	$5.5
Science, Engineering & Technology	12.7	10.6	4.2
Education	5.2	3.6	3.6
Outsourcing & Consulting	3.5	0.7	0.7
International	1.7	2.0	2.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of revenue from services by geographic area for 2022, 2021 and 2020 follows:

	2022	2021	2020
	(In millions of dollars)
Revenue from Services:
United States	$3,671.5	$3,513.4	$3,260.2
Foreign	1,293.9	1,396.3	1,255.8

Total	$4,965.4	$4,909.7	$4,516.0

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

A summary of long-lived assets information by geographic area as of year-end 2022 and 2021 follows:

	2022	2021
	(In millions of dollars)
Long-Lived Assets:
United States	$72.1	$86.3
Foreign	22.5	24.8

Total	$94.6	$111.1

Long-lived assets represent property and equipment and ROU assets. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.

24. New Accounting Pronouncements

Recently Adopted

In October 2021, the FASB issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15 ,2022, including interim periods within those fiscal years and should be applied prospectively to business combinations that occur after the effective date. We early adopted this standard in the first quarter of 2022 and the adoption did not have a material impact to our consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01 which clarifies the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU was effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact to our consolidated financial statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2019, the FASB issued ASU 2019-12 simplifying various aspects related to the accounting for income taxes. The guidance removes exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU was effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU was effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We adopted this guidance prospectively effective December 30, 2019. In accordance with the standard, we present capitalized implementation costs incurred in a hosting arrangement that is a service contract as other assets on our consolidated balance sheet. This presentation is consistent with the presentation of the prepayment of fees for the hosting arrangement. We recognized $1.0 million of amortization expense for capitalized implementation costs incurred in hosting arrangements for the year ended 2020 as a component of SG&A expenses in our consolidated statements of earnings. We recognized $5.1 million of payments for capitalized implementation costs for the year ended 2020 in the same manner as payments made for fees associated with the related hosting arrangements as a component of net cash from operating activities in our consolidated statements of cash flows. The Company's cloud computing arrangements are comprised of internal-use software platforms accounted for as service contracts. The Company does not have the ability to take possession of the software without significant penalty nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software. See Summary of Significant Accounting Policies footnote.

In June 2016, the FASB issued ASU 2016-13 (ASC Topic 326), as clarified in ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2018-19, amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the prior methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The standard also requires additional quantitative and qualitative disclosures regarding credit risk inherent in a reporting entity's portfolio, how management monitors this risk, management's estimate of expected credit losses, and the changes in the estimate that has taken place during the period. This ASU was effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We adopted this ASU using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures, as applicable. Results for reporting periods beginning after December 30, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recorded a decrease to retained earnings of $0.7 million, net of tax, in the first quarter 2020 for the cumulative effect of adopting ASC 326. See Credit Losses footnote for the impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 which eliminates, adds and modifies certain fair value measurement disclosures. The ASU was effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact to our consolidated financial statements.

Not Yet Adopted

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
25. Related Party Transactions

The Terence E. Adderley Revocable Trust K (“Trust K”), which became irrevocable upon the death of Terence E. Adderley (the former Chairman of the Company's board of directors) on October 9, 2018, controls approximately 93.5% of the outstanding shares of Kelly Class B common stock. There were no material transactions between the Company and Trust K or its trustees in 2022, 2021 or 2020.

See Investment in PersolKelly Pte. Ltd. footnote for a description of related party activity with PersolKelly Pte. Ltd.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended January 1, 2023

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$19.0	15.8	—	(0.7)	(0.1)	$34.0

Fiscal year ended January 2, 2022

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$20.2	0.5	—	(0.8)	(0.9)	$19.0

Fiscal year ended January 3, 2021

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$19.0	3.7	—	0.5	(3.0)	$20.2

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, effective May 9, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 11, 2018, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on November 7, 2018, which is incorporated herein by reference).

4	Description of Securities (Reference is made to Exhibit 4 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.1*	Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated January 1, 2020 (Reference is made to Exhibit 10.1 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference).

10.2*	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 12, 2017, which is incorporated herein by reference).

10.3*	Kelly Services, Inc. Amended and Restated Senior Executive Severance Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 4, 2021, which is incorporated herein by reference).

10.4*	Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.4 to the Form 10-K filed with the Commission on February 20, 2018, which is incorporated herein by reference).

10.5*	First Amendment to the Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.5 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.6	First Amendment to Third Amended and Restated Credit Agreement, dated November 4, 2022 (Reference is made to Exhibit 10.8 to the Form 8-K filed with the Commission on November 10, 2022, which is incorporated herein by reference).

10.7	Agreement of Purchase and Sale, A.F.J. Development Company and Kelly Properties, LLC (Reference is made to Exhibit 10.7 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.8*	Employment Agreement between Kelly Services Management Sarl and Olivier Thirot (Reference is made to Exhibit 10.8 to the Form 10-Q filed with the Commission on May 12, 2022, which is incorporated herein by reference).

10.9*	Second Addendum to Employment Agreement between Kelly Services Management Sarl and Berendina Maria Bekhuis Koolhaas (Reference is made to Exhibit 10.9 to the Form 10-Q filed with the Commission on August 11, 2022, which is incorporated herein by reference).

10.12*	Kelly Services, Inc. Management Retirement Plan as amended and restated January 1, 2020 (Reference is made to Exhibit 10.12 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference).

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)

Exhibit No.	Description

10.14	Amended and Restated Pledge and Security Agreement, dated December 5, 2019 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

10.15	First Amended and Restated Receivables Purchase Agreement Amendment No. 2, dated December 30, 2021 (Reference is made to Exhibit 10.15 to the Form 8-K filed with the Commission on January 5, 2022, which is incorporated herein by reference).

10.16	First Amended and Restated Receivables Purchase Agreement Amendment No. 3, dated September 21, 2022 (Reference is made to Exhibit 10.16 to the Form 10-Q filed with the Commission on November 10, 2022, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, revised August 2022 (Reference is made to Exhibit 14 to the Form 10-Q filed with the commission on November 10, 2022, which is incorporated herein by reference).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2023		KELLY SERVICES, INC.
Registrant

	By	/s/ Olivier G. Thirot
Olivier G. Thirot
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 16, 2023	*	/s/ P. W. Quigley
P. W. Quigley
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2023	*	/s/ D. R. Parfet
D. R. Parfet
Chairman of the Board and Director

Date: February 16, 2023	*	/s/ G. S. Adolph
G. S. Adolph
Director

Date: February 16, 2023	*	/s/ G. S. Corona
G. S. Corona
Director

Date: February 16, 2023	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 16, 2023	*	/s/ A. Duggirala
A. Duggirala
Director

Date: February 16, 2023	*	/s/ I. F. Johnson
I. F. Johnson
Director

Date: February 16, 2023	*	/s/ T. B. Larkin
T. B. Larkin
Director

Date: February 16, 2023	*	/s/ L. A. Murphy
L. A. Murphy
Director

SIGNATURES (continued)

Date: February 16, 2023		/s/ O. G. Thirot
O. G. Thirot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 16, 2023		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 16, 2023	*By	/s/ O.G. Thirot
O.G. Thirot
Attorney-in-Fact