Form 10-Q
period 2023-04-02
KELLY SERVICES INC
filed 2023-05-11
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
At May 1, 2023, 32,755,700 shares of Class A and 3,342,146 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	April 2, 2023	April 3, 2022
Revenue from services	$1,268.3	$1,296.4

Cost of services	1,014.2	1,037.8

Gross profit	254.1	258.6

Selling, general and administrative expenses	243.4	236.1

Gain on sale of assets	—	(0.9)

Earnings (loss) from operations	10.7	23.4

Loss on investment in Persol Holdings	—	(67.2)

Loss on currency translation from liquidation of subsidiary	—	(20.4)

Other income (expense), net	2.0	2.8

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	12.7	(61.4)

Income tax expense (benefit)	1.8	(13.0)

Net earnings (loss) before equity in net earnings (loss) of affiliate	10.9	(48.4)

Equity in net earnings (loss) of affiliate	—	0.8

Net earnings (loss)	$10.9	$(47.6)

Basic earnings (loss) per share	$0.29	$(1.23)
Diluted earnings (loss) per share	$0.29	$(1.23)

Average shares outstanding (millions):
Basic	37.1	38.6
Diluted	37.4	38.6
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 2, 2023	April 3, 2022
Net earnings (loss)	$10.9	$(47.6)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.0 and $0.1, respectively	2.3	(9.9)
Less: Reclassification adjustments included in net earnings (loss) - liquidation of Japan subsidiary	—	20.4
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	—	2.5
Foreign currency translation adjustments	2.3	13.0

Other comprehensive income (loss)	2.3	13.0

Comprehensive income (loss)	$13.2	$(34.6)

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	April 2, 2023	January 1, 2023
Assets
Current Assets
Cash and equivalents	$111.7	$153.7
Trade accounts receivable, less allowances of $11.0 and $11.2, respectively	1,438.5	1,491.6
Prepaid expenses and other current assets	82.3	69.9
Total current assets	1,632.5	1,715.2

Noncurrent Assets
Property and equipment:
Property and equipment	166.0	166.8
Accumulated depreciation	(137.4)	(139.0)
Net property and equipment	28.6	27.8
Operating lease right-of-use assets	65.0	66.8
Deferred taxes	301.9	299.7
Goodwill, net	151.1	151.1
Other assets	409.5	403.2
Total noncurrent assets	956.1	948.6

Total Assets	$2,588.6	$2,663.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	April 2, 2023	January 1, 2023
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$—	$0.7
Accounts payable and accrued liabilities	684.7	723.3
Operating lease liabilities	14.3	14.7
Accrued payroll and related taxes	275.9	315.8
Accrued workers’ compensation and other claims	23.1	22.9
Income and other taxes	52.9	51.4
Total current liabilities	1,050.9	1,128.8

Noncurrent Liabilities
Operating lease liabilities	53.4	55.0
Accrued workers’ compensation and other claims	41.0	40.7
Accrued retirement benefits	184.6	174.1
Other long-term liabilities	10.9	11.0
Total noncurrent liabilities	289.9	280.8

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 35.2 shares issued at 2023 and 35.1 shares issued at 2022	35.2	35.1
Class B common stock, 10.0 shares authorized; 3.3 shares issued at 2023 and 3.4 shares issued at 2022	3.3	3.4
Treasury stock, at cost
Class A common stock, 1.9 shares at 2023 and 1.0 shares at 2022	(34.7)	(19.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	26.4	28.0
Earnings invested in the business	1,224.4	1,216.3
Accumulated other comprehensive income (loss)	(6.2)	(8.5)
Total stockholders’ equity	1,247.8	1,254.2

Total Liabilities and Stockholders’ Equity	$2,588.6	$2,663.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 2, 2023	April 3, 2022
Capital Stock
Class A common stock
Balance at beginning of period	$35.1	$36.7
Conversions from Class B	0.1	—
Share retirement	—	(1.6)
Balance at end of period	35.2	35.1

Class B common stock
Balance at beginning of period	3.4	3.4
Conversions to Class A	(0.1)	—
Balance at end of period	3.3	3.4

Treasury Stock
Class A common stock
Balance at beginning of period	(19.5)	(14.5)
Net issuance of stock awards and other	3.1	2.1
Purchase of treasury stock	(18.3)	—
Balance at end of period	(34.7)	(12.4)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Net issuance of stock awards	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	28.0	23.9
Net issuance of stock awards	(1.6)	(1.1)
Balance at end of period	26.4	22.8

Earnings Invested in the Business
Balance at beginning of period	1,216.3	1,315.0
Net earnings (loss)	10.9	(47.6)
Dividends	(2.8)	(1.9)
Share retirement	—	(25.6)
Balance at end of period	1,224.4	1,239.9

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(8.5)	(27.7)
Other comprehensive income (loss), net of tax	2.3	13.0
Balance at end of period	(6.2)	(14.7)

Stockholders’ Equity at end of period	$1,247.8	$1,273.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Net earnings (loss)	$10.9	$(47.6)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	8.4	7.5
Operating lease asset amortization	4.3	5.0
Provision for credit losses and sales allowances	0.4	0.8
Stock-based compensation	3.1	2.1
Gain on sale of equity securities	(2.0)	—
Loss on investment in Persol Holdings	—	67.2
Loss on currency translation from liquidation of subsidiary	—	20.4
Gain on foreign currency remeasurement	—	(5.5)
Gain on sale of assets	—	(0.9)
Equity in net (earnings) loss of PersolKelly Pte. Ltd.	—	(0.8)
Other, net	(0.3)	1.7
Changes in operating assets and liabilities, net of acquisitions	(38.3)	(156.0)
Net cash used in operating activities	(13.5)	(106.1)

Cash flows from investing activities:
Capital expenditures	(4.4)	(1.7)
Proceeds from sale of assets	—	0.9
Acquisition of companies, net of cash received	—	(58.3)
Proceeds from sale of Persol Holdings investment	—	196.9
Proceeds from sale of equity method investment	—	119.5
Proceeds from equity securities	2.0	—
Other investing activities	0.2	(0.2)
Net cash (used in) from investing activities	(2.2)	257.1

Cash flows from financing activities:
Net change in short-term borrowings	(0.7)	0.2
Financing lease payments	(0.4)	(0.3)
Dividend payments	(2.8)	(1.9)
Payments of tax withholding for stock awards	(1.2)	(0.8)
Buyback of common shares	(18.3)	(27.2)
Contingent consideration payments	(1.4)	(0.7)
Net cash used in financing activities	(24.8)	(30.7)

Effect of exchange rates on cash, cash equivalents and restricted cash	(0.8)	(1.7)

Net change in cash, cash equivalents and restricted cash	(41.3)	118.6
Cash, cash equivalents and restricted cash at beginning of period	162.4	119.5

Cash, cash equivalents and restricted cash at end of period (1)	$121.1	$238.1

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	13 Weeks Ended
	April 2, 2023	April 3, 2022
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$111.7	$230.3
Restricted cash included in prepaid expenses and other current assets	0.5	0.4
Noncurrent assets:
Restricted cash included in other assets	8.9	7.4
Cash, cash equivalents and restricted cash at end of period	$121.1	$238.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2023 (the 2022 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K. The Company’s first fiscal quarter ended on April 2, 2023 and April 3, 2022, each of which contained 13 weeks.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	First Quarter
	2023	2022
Professional & Industrial
Staffing services	$271.5	$334.9
Permanent placement	4.3	10.2
Outcome-based services	114.0	99.2
Total Professional & Industrial	389.8	444.3

Science, Engineering & Technology
Staffing services	202.3	220.6
Permanent placement	5.5	8.0
Outcome-based services	98.6	88.5
Total Science, Engineering & Technology	306.4	317.1

Education
Staffing services	247.6	171.9
Permanent placement	1.8	1.5
Total Education	249.4	173.4

Outsourcing & Consulting
Talent solutions	114.6	109.1
Total Outsourcing & Consulting	114.6	109.1

International
Staffing services	205.6	241.7
Permanent placement	5.9	6.9
Talent solutions	0.3	4.2
Total International	211.8	252.8

Total Intersegment	(3.7)	(0.3)

Total Revenue from Services	$1,268.3	$1,296.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and OCG operates in the Americas, Europe and Asia-Pacific regions. Our International segment includes our staffing operations in Europe as well as Mexico, which is included in the Americas region.

The below table presents our revenues disaggregated by geography (in millions of dollars):

	First Quarter
	2023	2022
Americas
United States	$959.2	$956.6
Canada	44.9	39.1
Puerto Rico	26.9	27.6
Mexico	16.7	10.3
Total Americas Region	1,047.7	1,033.6

Europe
Switzerland	52.9	55.0
France	47.8	54.6
Portugal	44.4	41.9
Italy	16.9	19.5
Russia	—	29.7
Other	47.7	51.3
Total Europe Region	209.7	252.0

Total Asia-Pacific Region	10.9	10.8

Total Kelly Services, Inc.	$1,268.3	$1,296.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	First Quarter
	2023	2022
Science, Engineering & Technology
Americas	$302.1	$313.8
Europe	4.3	3.3
Total Science, Engineering & Technology	$306.4	$317.1

Outsourcing & Consulting
Americas	$94.1	$92.3
Europe	9.6	6.0
Asia-Pacific	10.9	10.8
Total Outsourcing & Consulting	$114.6	$109.1

International
Americas	$16.0	$10.1
Europe	195.8	242.7
Total International	$211.8	$252.8

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $1.9 million as of first quarter-end 2023 and $2.7 million as of year-end 2022. Amortization expense for the deferred costs in the first quarter of 2023 was $2.4 million and in the first quarter of 2022 was $1.9 million.

3. Credit Losses
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	First Quarter
	2023	2022
Allowance for credit losses:
Beginning balance	$7.7	$9.4
Current period provision	0.8	0.4
Currency exchange effects	0.1	(0.1)
Write-offs	(0.8)	(1.2)
Ending balance	$7.8	$8.5

Write-offs are presented net of recoveries, which were not material for first quarter-end 2023 or 2022. No other allowances related to other receivables were material as of first quarter-end 2023 or year-end 2022.

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

Pediatric Therapeutic Services

On May 2, 2022, KSU acquired 100% of the membership interests of PTS for a purchase price of $82.1 million. PTS is a specialty firm that provides and manages various state and federally mandated in-school therapy services. This acquisition expands Education's K-12 solution offering in the education staffing market and serves as an entry point into the therapeutic services market. Under terms of the purchase agreement, the purchase price was adjusted for cash held by PTS at the closing date and estimated working capital adjustments resulting in the Company paying cash of $85.7 million. Total consideration included $1.1 million of additional consideration that is payable to the seller related to employee retention credits and is recorded in accounts payable and accrued liabilities in the consolidated balance sheet. In the third quarter of 2022, the Company paid $0.1 million of the employee retention credits and the remainder is expected to be paid by second quarter-end 2023. The total consideration was as follows (in millions of dollars):

Cash consideration paid	$85.7
Additional consideration payable	1.1
Total consideration	$86.8

As of May 2023, the purchase price allocation for this acquisition is final. PTS's results of operations are included in the Education segment. Our consolidated revenues and earnings from operations for the first quarter of 2023 included $15.8 million and $2.7 million, respectively, from PTS. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the Education operating segment. All of the goodwill is expected to be deductible for tax purposes.

RocketPower

On March 7, 2022, the Company acquired 100% of the issued and outstanding membership interests of RocketPower for a purchase price of $59.3 million. RocketPower is a provider of RPO and other outsourced talent solutions to customers including U.S. technology companies. This acquisition expands OCG's RPO solution and delivery offering. Under terms of the purchase agreement, the purchase price was adjusted for cash held by RocketPower at the closing date and estimated working capital adjustments resulting in the Company paying cash of $61.8 million. Total consideration included $1.1 million of additional consideration that is payable to the seller in 2023 related to employee retention credits and contingent consideration with an initial estimated fair value of $0.6 million related to an earnout payment with a maximum potential cash payment of $31.8 million in the event certain financial metrics are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model, see the Fair Value Measurements footnote for information regarding subsequent reassessments. The total consideration was as follows (in millions of dollars):

Cash consideration paid	$61.8
Additional consideration payable	1.1
Contingent consideration	0.6
Total consideration	$63.5

As of first quarter-end 2023, the purchase price allocation for this acquisition is final. RocketPower's results of operations are included in the OCG segment. Our consolidated revenues for the first quarter of 2023 included $2.6 million from RocketPower and our consolidated earnings from operations for the first quarter of 2023 included a loss of $2.6 million from RocketPower. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the OCG operating segment. The amount of goodwill expected to be

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
deductible for tax purposes is approximately $27.5 million. In the third and fourth quarters of 2022, changes in market conditions triggered interim impairment tests for both long-lived assets and goodwill, resulting in the Company recording a goodwill impairment charge of $41.0 million.

Disposition

On July 20, 2022, the Company completed the sale of its Russia operations, which was included in the Company's International operating segment.

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

On February 15, 2022, Kelly Services Japan, Inc. sold the investment in the common stock of Persol Holdings in an open-market transaction for proceeds of $196.9 million, net of transaction fees. As our investment was a noncontrolling interest in Persol Holdings, the investment was recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange through the date of the transaction. The $67.2 million loss in the first quarter of 2022 recorded in loss on investment in Persol Holdings in the consolidated statements of earnings included $52.4 million for losses related to changes in fair value up to the date of the transaction and $14.8 million for the discount from the market price on the date of the sale and transaction costs.

Subsequent to the transaction discussed above, the Company commenced the dissolution process of its Kelly Services Japan, Inc. subsidiary, which was considered substantially liquidated as of first quarter-end 2022. As a result, the Company recognized a $20.4 million cumulative translation adjustment loss in the first quarter of 2022, which was recorded in loss on currency translation from liquidation of subsidiary in the consolidated statements of earnings. The Company also recognized a $5.5 million foreign exchange gain related to U.S.-denominated cash equivalents held by Kelly Services Japan, Inc. following the sale of the Persol Holdings shares and prior to a dividend payment to the Company in the first quarter of 2022. The foreign exchange gain was recorded in other income (expense), net in the consolidated statements of earnings. The dissolution of the Kelly Services Japan, Inc. subsidiary was completed in the fourth quarter of 2022.

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

The operating results of the Company’s interest in the JV were accounted for on a one-quarter lag under the equity method and were reported in equity in net earnings (loss) of affiliate in the consolidated statements of earnings through the date of the sale. Such amounts were earnings of $0.8 million in the first quarter of 2022, representing the results through the date of the sale.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
After the sale, the Company has a 2.5% ownership interest in the JV and discontinued its use of equity method accounting. The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote). The equity investment, included in other assets on the Company’s consolidated balance sheet, totaled $6.4 million as of first quarter-end 2023 and year-end 2022.

7.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of first quarter-end 2023 and year-end 2022 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of First Quarter-End 2023
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$54.1	$54.1	$—	$—
Total assets at fair value	$54.1	$54.1	$—	$—

Brazil indemnification	$(3.5)	$—	$—	$(3.5)
Total liabilities at fair value	$(3.5)	$—	$—	$(3.5)

	As of Year-End 2022
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$108.3	$108.3	$—	$—
Total assets at fair value	$108.3	$108.3	$—	$—

Brazil indemnification	$(3.4)	$—	$—	$(3.4)
Greenwood/Asher earnout	(3.3)	—	—	(3.3)
Total liabilities at fair value	$(6.7)	$—	$—	$(6.7)

Money market funds represent investments in money market funds that hold government securities, of which $8.8 million as of first quarter-end 2023 and $8.6 million as of year-end 2022 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of first quarter-end 2023 and year-end 2022 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

As of first quarter-end 2023, the Company had an indemnification liability totaling $3.5 million with $0.3 million in accounts payable and accrued liabilities and $3.2 million in other long-term liabilities, and $3.4 million at year-end 2022, with $0.3 million in accounts payable and accrued liabilities and $3.1 million in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a Level 3 liability, and is being measured on a recurring basis. During the first quarter of 2023 and 2022, the Company recognized an increase of $0.1 million and $0.5 million, respectively, to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, with a remaining liability of $3.3 million at year-end 2022 in accounts payable and accrued liabilities in the consolidated balance sheet. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a Level 3 liability. During the first quarter of 2023, the Company paid the remaining earnout liability totaling $3.3 million, representing the year two portion of the earnout. In the consolidated statements of cash flows, $1.4 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. There is no remaining earnout liability as of first quarter-end 2023. During the first quarter of 2022, the Company paid the year one portion of the earnout totaling $2.3 million. In the consolidated statements of cash flows, $0.7 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities.

The Company recorded an initial earnout liability relating to the 2022 acquisition of RocketPower, totaling $0.6 million, with $0.5 million in accounts payable and accrued liabilities and $0.1 million in other long-term liabilities in the consolidated balance sheet as of first quarter-end 2022 (see Acquisitions and Disposition footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a Level 3 liability. In the third quarter of 2022, we reassessed the value of the earnout liability and determined that the fair value was zero. There have been no changes to the value as a result of first quarter 2023 assessments and there is no related liability as of first quarter-end 2023. The maximum total cash payments which may be due related to the earnout liability is $12.9 million, which represents the second year earnout period. There is no longer a maximum cash payment or liability associated with the first year earnout as the corresponding period has concluded.

Equity Investment Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in the JV (see Investment in PersolKelly Pte. Ltd. footnote), with the remaining 2.5% interest now being measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The sale of the shares of the JV represented an observable transaction requiring the Company to calculate the current fair value based on the purchase price of the shares, in which the resulting adjustment was not material. The investment totaled $6.4 million as of first quarter-end 2023, representing total cost plus observable price changes to date.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Restructuring
2023 Actions

In the first quarter of 2023, the Company undertook restructuring actions to further our cost management efforts in response to the current demand levels and reflect a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. Restructuring costs incurred in the first quarter of 2023 totaled $5.7 million and were recorded entirely in selling, general and administrative ("SG&A") expenses in the consolidated statements of earnings, as detailed below (in millions of dollars):

	Severance Costs	Lease Termination and Other Costs	Total

Professional & Industrial	$2.7	$0.3	$3.0
Science, Engineering & Technology	0.4	0.1	0.5
Education	0.1	—	0.1
Outsourcing & Consulting	0.6	—	0.6
International	0.6	—	0.6
Corporate	0.2	0.7	0.9
Total	$4.6	$1.1	$5.7

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
Accrual Summary

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2022	$0.3
Additions charged to Professional & Industrial	3.0
Additions charged to Science, Engineering & Technology	0.5
Additions charged to Outsourcing & Consulting	0.6
Additions charged to Education	0.1
Additions charged to International	0.6
Additions charged to Corporate	0.9
Reductions for cash payments related to all restructuring activities	(1.0)
Balance as of first quarter-end 2023	$5.0

The remaining balance of $5.0 million as of first quarter-end 2023 primarily represents severance costs, and the majority is expected to be paid by year-end 2023. No material adjustments are expected to be recorded.

9.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the first quarter 2023 and 2022 are included in the table below. Amounts in parentheses indicate debits.

	First Quarter
	2023	2022
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(7.4)	$(25.0)
Other comprehensive income (loss) before reclassifications	2.3	(9.9)
Amounts reclassified from accumulated other comprehensive income (loss) - liquidation of Japan subsidiary	—	20.4	(1)
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other	—	2.5	(2)
Net current-period other comprehensive income (loss)	2.3	13.0
Ending balance	(5.1)	(12.0)

Pension liability adjustments:
Beginning balance	(1.1)	(2.7)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	—	—
Ending balance	(1.1)	(2.7)

Total accumulated other comprehensive income (loss)	$(6.2)	$(14.7)

(1)Amount was recorded in the loss on currency translation from liquidation of subsidiary in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
(2)Of the amount included in this line item, $1.9 million was recorded in the other income (expense), net in the consolidated statement of earnings related to the investment in PersolKelly Pte. Ltd., (see Investment in PersolKelly Pte. Ltd. footnote for more details).

10.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the first quarter 2023 and 2022 follows (in millions of dollars except per share data):

	First Quarter
	2023	2022
Net earnings (loss)	$10.9	$(47.6)
Less: earnings allocated to participating securities	(0.2)	—
Net earnings (loss) available to common shareholders	$10.7	$(47.6)

Average shares outstanding (millions):
Basic	37.1	38.6
Dilutive share awards	0.3	—
Diluted	37.4	38.6

Basic earnings (loss) per share	$0.29	$(1.23)
Diluted earnings (loss) per share	$0.29	$(1.23)

Dilutive share awards are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the first quarter of 2023 (see Stock-Based Compensation footnote for a description of performance shares). Due to our net loss in the first quarter of 2022, potentially dilutive shares primarily related to deferred common stock associated with the non-employee directors deferred compensation plan of 0.2 million shares had an anti-dilutive effect on diluted earnings per share and were excluded from the computation for the first quarter of 2022. Dividends paid per share for Class A and Class B common stock were $0.075 for the first quarter 2023 and $0.050 for the first quarter 2022.

In connection with our $50.0 million Class A share repurchase program authorized by the Company's board of directors in November 2022, the Company repurchased 1,099,728 shares for $18.3 million during the first quarter of 2023. A total of $23.9 million remains available under the share repurchase program. The repurchase program expires in November 2023.

11.  Stock-Based Compensation
For the first quarter of 2023, the Company recognized stock compensation expense of $3.1 million and a related tax benefit of $0.3 million. For the first quarter of 2022, the Company recognized stock compensation expense of $2.1 million and a related tax benefit of $0.3 million.
During the first quarter of 2023, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards is contingent upon the achievement of specific revenue growth and earnings before interest, taxes, depreciation and amortization ("EBITDA") margin performance goals ("financial measure performance share awards") over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2023, 2024 and 2025, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2026 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.
On February 14, 2023, the Compensation Committee approved the actual performance achievement of one of the financial goals related to the 2021 retention-based grant. At the same meeting, the Compensation Committee approved a modification to accelerate the vesting for the goal earned, where half of these awards vested immediately upon approval of the results and the remaining half will vest in August 2023, if not forfeited by the recipient. We accounted for this change as a Type I

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
modification under ASC 718 as the expectation of vesting remained probable-to-probable post modification. The Company did not record any incremental stock compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification. The Company will recognize the remaining stock compensation expense over the remaining portion of the modified service requisite period.

A summary of the status of all nonvested performance shares at target as of first quarter-end 2023 and changes during this period is presented as follows below (in thousands of shares except per share data).

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2022	692	$19.41
Granted	246	15.18
Vested	(108)	19.76
Forfeited	—	—
Nonvested at first quarter-end 2023	830	$17.38
Restricted Stock

A summary of the status of nonvested restricted stock as of first quarter-end 2023 and changes during this period is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2022	607	$20.27
Granted	407	17.26
Vested	(140)	21.54
Forfeited	(15)	20.97
Nonvested at first quarter-end 2023	859	$18.62

12. Sale of Assets

In January 2022, the Company sold a property for a purchase price of $0.9 million, subject to final closing adjustments. The Company received cash proceeds of $0.9 million in the first quarter of 2022. As of the date of the sale, the property had an immaterial carrying value; as such, the resulting gain on the sale of the property was $0.9 million, which was recorded in gain on sale of assets in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
13.  Other Income (Expense), Net
Included in other income (expense), net for the first quarter 2023 and 2022 are the following:

	First Quarter
	2023	2022
	(In millions of dollars)
Interest income	$1.4	$0.1
Interest expense	(0.8)	(0.6)
Foreign exchange gains (losses)	(0.7)	4.7
Other	2.1	(1.4)
Other income (expense), net	$2.0	$2.8
Included in Other for the first quarter of 2023 is a gain of $2.0 million for the receipt of final proceeds in connection with our investment in Business Talent Group, LLC that was sold in 2021. Included in foreign exchange gains (losses) for the first quarter of 2022 is a $5.5 million foreign exchange gain on a U.S. dollar-denominated cash balance held by the Company's Japan entity (see Investment in Persol Holdings footnote).

14. Income Taxes
Income tax expense was $1.8 million for the first quarter of 2023 and income tax benefit was $13.0 million for the first quarter of 2022. The quarterly amounts are impacted by changes in earnings from operations. The first quarter 2022 amounts were also impacted by changes in the fair value of the Company's investment in Persol Holdings, which resulted in a benefit of $18.4 million.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax-exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets, the tax effects of stock compensation and, prior to February 2022, changes in the fair value of the Company's investment in Persol Holdings, which were treated as discrete since they could not be estimated.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Sustained profitability of our German business makes release of its $5.7 million valuation allowance possible in the near term.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At first quarter-end 2023 and year-end 2022, the gross accrual for litigation costs amounted to $4.7 million and $2.3 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At both first quarter-end 2023 and year-end 2022, the related insurance receivables amounted to $0.6 million.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.1 million to $2.8 million as of first quarter-end 2023. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings (loss) of affiliate, for the first quarter 2023 and 2022. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	First Quarter
	2023	2022
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$389.8	$444.3
Science, Engineering & Technology	306.4	317.1
Education	249.4	173.4
Outsourcing & Consulting	114.6	109.1
International	211.8	252.8

Less: Intersegment revenue	(3.7)	(0.3)

Consolidated Total	$1,268.3	$1,296.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2023	2022
	(In millions of dollars)
Earnings (loss) from Operations:

Professional & Industrial gross profit	$69.8	$83.1
Professional & Industrial SG&A expenses	(67.5)	(71.4)
Professional & Industrial earnings (loss) from operations	2.3	11.7

Science, Engineering & Technology gross profit	71.3	73.8
Science, Engineering & Technology SG&A expenses	(52.8)	(53.2)
Science, Engineering & Technology earnings (loss) from operations	18.5	20.6

Education gross profit	39.3	26.6
Education SG&A expenses	(23.8)	(18.6)
Education earnings (loss) from operations	15.5	8.0

Outsourcing & Consulting gross profit	41.6	37.3
Outsourcing & Consulting SG&A expenses	(40.5)	(34.3)
Outsourcing & Consulting earnings (loss) from operations	1.1	3.0

International gross profit	32.1	37.8
International SG&A expenses	(32.4)	(33.2)
International earnings (loss) from operations	(0.3)	4.6

Corporate	(26.4)	(24.5)
Consolidated Total	10.7	23.4
Loss on investment in Persol Holdings	—	(67.2)
Loss on currency translation from liquidation of subsidiary	—	(20.4)
Other income (expense), net	2.0	2.8

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	$12.7	$(61.4)

Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	First Quarter
	2023	2022
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$0.8	$1.1
Science, Engineering & Technology	3.2	3.1
Education	1.5	0.8
Outsourcing & Consulting	1.0	0.2
International	0.4	0.5

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We entered 2023 committed to continuing our pursuit of profitable growth, despite the ongoing macroeconomic and labor market headwinds. As is typical during times of economic uncertainty, some segments of the economy are proving more resilient than others. Likewise, Kelly’s specialty solutions—where we have intentionally focused our growth strategy—are proving more resilient than others.

Our specialty growth strategy paid off in several areas in the first quarter.

•Our Education segment continued to report significant top-line growth on improving fill rates and new customer wins.
•Our higher margin outcome-based solutions in P&I and SET continued to demonstrate resilient revenue and gross profit growth as customers continue to demand our value-added solutions.
•Our favorable organic business mix and higher-margin acquisitions continued to drive improvements in our gross profit rate.
•We proactively managed expenses, balancing cost management with ongoing investment in businesses that are delivering strong revenue growth.
•In the face of decreased demand for staffing services, we took action to reposition P&I staffing to capitalize on local market opportunities.

As we approach the three-year anniversary of Kelly’s operating model, it’s clear we have made progress on our growth journey. We have grown gross profit and improved our gross margin percentage by shifting to a higher-margin, higher-growth business mix; unlocked value by monetizing non-core assets; and reinvested that capital in future growth through our inorganic and organic investments.

Now it is time for our progress to start yielding meaningful improvement to the bottom line. To that end, we have initiated a comprehensive transformation initiative to optimize our business and functional operations in a sustainable manner; unlock additional value-creating opportunities; and accelerate profitable growth.

Specific milestones and targets will be established, and we are already underway:

•We are sharpening our focus on reducing organizational complexity and inefficiencies, and finding new avenues of growth.
•We have formed a Transformation Management Office and appointed a Chief Transformation Officer to identify value-creating opportunities across the enterprise and drive the necessary changes to realize these opportunities.
•We have engaged an outside consulting firm that brings deep business transformation expertise, world-class data and analytics capabilities, and a tested model to inform our efforts.

The business transformation initiative is a top priority in the year ahead and we expect to see improvement in our EBITDA margin in the near term. Our goal is to build on the progress we’ve made in the last three years to create long-term structural improvements that will benefit our employees, the talent we place, our customers, and shareholders.

Financial Measures

The constant currency (“CC”) change amounts refer to the year-over-year percentage changes resulting from translating 2023 financial data into U.S. dollars using the same foreign currency exchange rates used to translate financial data for 2022. We believe that CC measurements are a useful measure, indicating the actual trends of our operations without distortion due to currency fluctuations. We use CC results when analyzing the performance of our segments and measuring our results against those of our competitors. Additionally, substantially all of our foreign subsidiaries derive revenues and incur cost of services and selling, general and administrative (“SG&A”) expenses within a single country and currency which, as a result, provides a natural hedge against currency risks in connection with their normal business operations.

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

Results of Operations
Total Company
(Dollars in millions)

	First Quarter
	2023	2022	% Change
Revenue from services	$1,268.3	$1,296.4	(2.2)%
Gross profit	254.1	258.6	(1.7)
SG&A expenses excluding restructuring charges	237.7	234.4	1.4
Restructuring charges	5.7	1.7	238.2
Total SG&A expenses	243.4	236.1	3.1
Gain on sale of assets	—	(0.9)	NM
Earnings (loss) from operations	10.7	23.4	(54.4)
Loss on investment in Persol Holdings	—	(67.2)	NM
Loss on currency translation from liquidation of subsidiary	—	(20.4)	NM
Other income (expense), net	2.0	2.8	(27.5)
Earnings (loss) before taxes and equity in net earnings (loss) of affiliate	12.7	(61.4)	NM
Income tax expense (benefit)	1.8	(13.0)	113.5
Equity in net earnings (loss) of affiliate	—	0.8	NM
Net earnings (loss)	$10.9	$(47.6)	NM	%

Gross profit rate	20.0%	19.9%	0.1	pts.

First Quarter Results

Revenue from services in the first quarter decreased 2.2% on a reported basis and 1.4% on a constant currency basis, and reflects revenue declines in Professional & Industrial, International, and Science, Engineering & Technology segments, partially offset by increases in Education and Outsourcing & Consulting segments. Our 2022 acquisitions of RocketPower, an RPO solutions provider, and PTS, a specialty firm that provides in-school therapy services, added approximately 140 basis points to the revenue growth rate, while the sale of our Russian operations in July 2022 resulted in a 230 basis points year-over-year decline in constant currency. Compared to the first quarter of 2022, revenue from staffing services decreased 4.3% and revenue from outcome-based services increased 13.3%. In addition, revenue from talent solutions increased 1.4% and permanent placement revenue decreased 34.2% from the prior year.

Gross profit decreased 1.7% on a reported basis and 0.8% on a constant currency basis. The gross profit rate increased 10 basis points due primarily to favorable product mix partially offset by a decrease in permanent placement revenue. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The acquisitions of RocketPower and PTS, which generate higher margins, contributed to the favorable product mix. Increases in the gross profit rate for Outsourcing & Consulting and Education were partially offset by a decrease in the gross profit rate in Professional & Industrial.

Total SG&A expenses increased 3.1% on a reported basis and 3.8% on a constant currency basis. Included in SG&A expenses in the first quarter of 2023 was $5.7 million of restructuring charges. Actions were taken to further our cost management efforts in response to current demand levels and to reposition our P&I staffing business to better capitalize on opportunities in local markets. Excluding restructuring, SG&A expenses increased 1.4% on a reported basis and 2.1% on a constant currency basis. SG&A expenses related to RocketPower and PTS, including intangible asset amortization expense and other operating expenses, accounted for approximately 220 basis points of the year-over-year increase. The increase in SG&A expenses was partially offset by decreases in performance-based incentive compensation expenses and lower expenses resulting from the sale of our Russian operations in 2022.

Earnings from operations for the first quarter of 2023 totaled $10.7 million, compared to earnings of $23.4 million in the first quarter of 2022. The decline is primarily related to the impact of our 2023 restructuring charge and the impact of lower revenue compared to the prior year.

The loss on investment in Persol Holdings and loss on currency translation from liquidation of subsidiary in 2022 are non-cash charges related to changes in the fair value of our investment in the common stock of Persol Holdings, the completion of the sale of the investment in the first quarter of 2022 and the liquidation of our Japanese subsidiary following the sale.

Income tax expense was $1.8 million for the first quarter of 2023 and income tax benefit was $13.0 million for the first quarter of 2022. The variance primarily relates to the 2022 loss on investment in Persol Holdings.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax-exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets and the tax effects of stock compensation, which are treated as discrete since they cannot be estimated.

The net earnings for the period were $10.9 million, compared to a net loss of $47.6 million for the first quarter of 2022. The 2023 net earnings includes the restructuring charges, net of tax, and 2022 includes a loss on the sale of Persol Holdings and related loss on currency translation from liquidation of subsidiary, net of tax.

Operating Results By Segment
(Dollars in millions)

	First Quarter
	2023	2022	% Change
Revenue from Services:
Professional & Industrial	$389.8	$444.3	(12.3)%
Science, Engineering & Technology	306.4	317.1	(3.4)
Education	249.4	173.4	43.9
Outsourcing & Consulting	114.6	109.1	5.0
International	211.8	252.8	(16.2)
Less: Intersegment revenue	(3.7)	(0.3)	NM
Consolidated Total	$1,268.3	$1,296.4	(2.2)%

First Quarter Results
Professional & Industrial revenue from services decreased 12.3%. The decrease was due primarily to a 18.9% decline in revenue from staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services increased by 14.9% as all specialties experienced an increase in demand.

Science, Engineering & Technology revenue from services decreased 3.4%. The revenue decline was driven by declines in hours volume in our staffing specialties and lower permanent placement fees, partially offset by higher outcome-based services revenue and higher bill rates in our staffing specialties.

Education revenue from services increased 43.9%, reflecting an increased demand for our services as compared to a year ago, as well as the impact of the acquisition of PTS in May 2022. On an organic basis, revenue increased 34.8% reflecting the impact of higher fill rates, new customer wins and increased demand from existing customers.

Outsourcing & Consulting revenue from services increased 5.0% on a reported basis, which includes the revenue from the acquisition of RocketPower in March 2022. On an organic basis, revenue increased 2.6% in nominal currency and 4.0% in constant currency, as revenue growth in higher margin RPO and MSP products were partially offset by declines in PPO revenue.

International revenue from services decreased 16.2% on a reported basis and decreased 13.8% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022. Excluding this impact, revenue decreased 5.1% on a reported basis and 2.3% in constant currency, reflecting overall lower hours volume primarily in France and Switzerland, partially offset by revenue growth in Mexico, Portugal and Germany.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2023	2022	Change
Gross Profit:
Professional & Industrial	$69.8	$83.1	(15.9)%
Science, Engineering & Technology	71.3	73.8	(3.5)
Education	39.3	26.6	47.8
Outsourcing & Consulting	41.6	37.3	11.4
International	32.1	37.8	(14.9)
Consolidated Total	$254.1	$258.6	(1.7)%

Gross Profit Rate:
Professional & Industrial	17.9%	18.7%	(0.8)	pts.
Science, Engineering & Technology	23.3	23.3	—
Education	15.8	15.3	0.5
Outsourcing & Consulting	36.3	34.2	2.1
International	15.2	15.0	0.2
Consolidated Total	20.0%	19.9%	0.1	pts.

First Quarter Results

Gross profit for the Professional & Industrial segment decreased on lower revenue volume and a decrease in the gross profit rate. In comparison to the prior year, the gross profit rate decreased 80 basis points. This decrease reflects lower permanent placement revenues and higher employee-related costs, partially offset by improved product mix.

The Science, Engineering & Technology gross profit decreased on lower revenue volume. The gross profit rate was flat to prior year. Improved product mix was offset by lower permanent placement revenues and higher employee-related costs.

Gross profit for the Education segment increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 50 basis points due primarily to the acquisition of PTS which generates higher margins, partially offset by unfavorable customer mix.

The Outsourcing & Consulting gross profit increased on higher revenue volume, combined with an increase in the gross profit rate. The gross profit rate increased 210 basis points primarily due to a change in product mix within this segment. Growth in RPO, including the acquisition of RocketPower, and MSP with higher margins, was coupled with decreased revenues in our PPO product, which generates lower profit margins.

International gross profit decreased 14.9% on a reported basis and 12.2% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022, and lower revenue volume in France and Switzerland.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2023	2022	% Change
SG&A Expenses:
Professional & Industrial	$67.5	$71.4	(5.4)%
Science, Engineering & Technology	52.8	53.2	(0.9)
Education	23.8	18.6	28.2
Outsourcing & Consulting	40.5	34.3	18.0
International	32.4	33.2	(2.3)
Corporate expenses	26.4	25.4	4.3
Consolidated Total	$243.4	$236.1	3.1%

First Quarter Results

Total SG&A expenses in Professional & Industrial decreased 5.4% from the prior year, or 9.2% excluding restructuring charges of $3.0 million. The decrease excluding restructuring charges is primarily due to cost management in response to lower revenue volume compared to the prior year as well as lower performance-based incentive compensation expenses.

Total SG&A expenses in Science, Engineering & Technology decreased 0.9% from the prior year, primarily due to lower performance-based incentive compensation expenses.

Total SG&A expenses in Education increased 28.2% from the prior year and includes the impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 17.0% from the prior year, due primarily to higher salary-related expenses as headcount has increased as revenues have grown as well as increased performance-based incentive compensation expenses.

Total SG&A expenses in Outsourcing & Consulting increased 18.0% from the prior year and includes the impact of the acquisition of RocketPower in March 2022. Excluding the impact of the RocketPower acquisition, SG&A expenses increased 9.2% from the prior year, primarily due to higher salary-related expenses as a result of headcount related to higher RPO and MSP revenue.

Total SG&A expenses in International decreased 2.3% on a reported basis and increased 0.5% on a constant currency basis. The constant currency increase was mainly due to higher salary-related expenses, partially offset by the impact of the sale of our Russian operations in July 2022.

Corporate expenses increased 4.3% compared to the prior year primarily due to litigation-related costs.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2023	2022	% Change
Earnings (Loss) from Operations:
Professional & Industrial	$2.3	$11.7	(80.0)%
Science, Engineering & Technology	18.5	20.6	(10.2)
Education	15.5	8.0	93.6
Outsourcing & Consulting	1.1	3.0	(63.7)
International	(0.3)	4.6	NM
Corporate	(26.4)	(25.4)	(4.3)
Gain on sale of assets	—	0.9	NM
Consolidated Total	$10.7	$23.4	(54.4)%

First Quarter Results

Professional & Industrial reported earnings of $2.3 million for the quarter, an 80.0% decrease from a year ago. The decrease in earnings was primarily due to lower revenue and gross profit, partially offset by lower SG&A expense.

Science, Engineering & Technology reported earnings of $18.5 million for the quarter, a 10.2% decrease from a year ago. The decrease in earnings was primarily due to declines in revenues and gross profit in most of our specialties within the SET business unit that were partially offset by lower expenses.

Education reported earnings of $15.5 million for the quarter, compared to earnings of $8.0 million a year ago. The change was primarily due to the increase in revenue resulting from improved demand for our services as compared to a year ago, coupled with good operating leverage. 2023 results also include earnings of $2.7 million from PTS acquired in May 2022.

Outsourcing & Consulting reported earnings of $1.1 million for the quarter, compared to earnings of $3.0 million a year ago, due primarily to increasing costs, partially offset by higher revenue and gross profit. 2023 results also include a loss of $2.6 million from RocketPower acquired in March 2022.

International reported a loss of $0.3 million for the quarter, compared to earnings of $4.6 million a year ago. The decrease in earnings was primarily due to lower hours volume in higher margin countries, higher salary-related expenses and the sale of our Russian operations in July 2022.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash, totaled $121.1 million at the end of the first quarter of 2023 and $162.4 million at year-end 2022. As further described below, we used $13.5 million of cash for operating activities, used $2.2 million of cash for investing activities and used $24.8 million of cash for financing activities.

Operating Activities
In the first three months of 2023, we used $13.5 million of net cash for operating activities, as compared to using $106.1 million in the first three months of 2022, primarily due to decreased working capital requirements. Accounts receivable have decreased in the first quarter of 2023 as a result of lower revenue and lower DSO. In addition, we paid $29.5 million related to deferred U.S. payroll taxes in the first quarter of 2022.

Trade accounts receivable totaled $1.4 billion at the end of the first quarter of 2023. Global DSO was 59 days at the end of the first quarter of 2023, 61 days at year-end 2022 and 62 days at the end of the first quarter of 2022.

Our working capital position (total current assets less total current liabilities) was $581.6 million at the end of the first quarter of 2023, a decrease of $4.8 million from year-end 2022. Excluding the decrease in cash, working capital increased $37.2 million from year-end 2022. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the first quarter of 2023 and 1.5 at year-end 2022.

Investing Activities
In the first three months of 2023, we used $2.2 million of cash for investing activities, as compared to generating $257.1 million in the first three months of 2022. Included in cash used for investing activities in the first three months of 2023 is $4.4 million of cash used for capital expenditures primarily related to technology programs and IT infrastructure, partially offset by $2.0 million for the receipt of the final payment in connection with an investment that was sold in 2021. Included in cash generated from investing activities in the first three months of 2022 is $196.9 million of proceeds from the sale of the investment in Persol Holdings and $119.5 million of proceeds from the sale of almost all of the Company's shares in our equity investment in PersolKelly Pte. Ltd. This was partially offset by $58.3 million of cash used for the acquisition of RocketPower in March 2022, net of cash received.

Financing Activities
We used $24.8 million of cash for financing activities in the first three months of 2023, as compared to using $30.7 million in the first three months of 2022. The change in cash used for financing activities was primarily related to the year-over-year change in the buyback of the Company's common shares and the year-over-year change in dividend payments. In the first quarter of 2023, the buyback of $18.3 million represents repurchases of the Company's Class A common stock as part of the share repurchase program. In the first quarter of 2022, the $27.2 million represents the buyback of the Company's common shares held by Persol Holdings. Dividends paid per common share were $0.075 in the first three months of 2023 and $0.05 in the first three months of 2022.

Changes in net cash used for financing activities are also impacted by short-term borrowing activities. There was no debt at the end of the first quarter of 2023 and debt totaled $0.7 million at year-end 2022, which represented local borrowings. The changes in short-term borrowings in the first three months of 2023 and 2022 were primarily due to payments and borrowings on local lines of credit, respectively. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the first quarter of 2023 and 0.1% at year-end 2022.

New Accounting Pronouncements
Management has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
Contractual Obligations and Commercial Commitments
There were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the first quarter of 2023, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
As of the first quarter of 2023, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $100.6 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $49.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the first quarter of 2023, we met the debt covenants related to our revolving credit facility and securitization facility.
We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We expect our working capital requirements to increase if demand for our services increases. We also expect to use $23.9 million of cash for repurchases of the Company's Class A common stock during 2023 pursuant to the $50.0 million plan approved by the Company's board of directors on November 9, 2022.

We monitor the credit ratings of our banking partners on a regular basis and have regular discussions with them. Based on our reviews and communications, we believe the risk of one or more of our banks not being able to honor commitments is insignificant. We also review the ratings and holdings of our money market funds and other investment vehicles regularly to ensure high credit quality and access to our invested cash.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2023 first quarter earnings.
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

Item 1A.  Risk Factors.
There have been no material changes in the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on Form 10-K for the year ended January 1, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2023, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
January 2, 2023 through February 5, 2023	314,017	$17.35	312,514	$36.8

February 6, 2023 through March 5, 2023	306,582	17.30	245,750	$32.5

March 6, 2023 through April 2, 2023	544,713	16.09	541,464	$23.9

Total	1,165,312	$16.75	1,099,728
On November 9, 2022, the Company's board of directors approved a plan for the Company to repurchase shares of its Class A common stock with a market value not to exceed $50.0 million through transactions executed in the open market within one year. We may also reacquire shares outside the program in connection with shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 65,584 shares were reacquired in transactions outside the repurchase program during the Company’s first quarter 2023.

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

Date: May 11, 2023

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2023

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)