Form 10-Q
period 2023-07-02
KELLY SERVICES INC
filed 2023-08-10
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
OR
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
Yes ☐ No ☒
At July 31, 2023, 32,063,082 shares of Class A and 3,331,601 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenue from services	$1,217.2	$1,267.3	$2,485.5	$2,563.7

Cost of services	976.6	1,004.9	1,990.8	2,042.7

Gross profit	240.6	262.4	494.7	521.0

Selling, general and administrative expenses	232.0	240.1	475.4	476.2

Asset impairment charge	2.4	18.5	2.4	18.5

Gain on sale of assets	—	(4.4)	—	(5.3)

Earnings from operations	6.2	8.2	16.9	31.6

Loss on investment in Persol Holdings	—	—	—	(67.2)

Loss on currency translation from liquidation of subsidiary	—	—	—	(20.4)

Other income (expense), net	(0.6)	(1.1)	1.4	1.7

Earnings (loss) before taxes and equity in net earnings of affiliate	5.6	7.1	18.3	(54.3)

Income tax expense (benefit)	(1.9)	4.9	(0.1)	(8.1)

Net earnings (loss) before equity in net earnings of affiliate	7.5	2.2	18.4	(46.2)

Equity in net earnings of affiliate	—	—	—	0.8

Net earnings (loss)	$7.5	$2.2	$18.4	$(45.4)

Basic earnings (loss) per share	$0.20	$0.06	$0.49	$(1.19)
Diluted earnings (loss) per share	$0.20	$0.06	$0.49	$(1.19)

Average shares outstanding (millions):
Basic	36.0	37.9	36.5	38.3
Diluted	36.4	38.2	36.9	38.3
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net earnings (loss)	$7.5	$2.2	$18.4	$(45.4)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.1, tax expense of $0.0, tax benefit of $0.1 and tax expense of $0.1, respectively	2.8	1.3	5.1	(8.6)
Less: Reclassification adjustments included in net earnings (loss) - liquidation of Japan subsidiary	—	—	—	20.4
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	—	0.2	—	2.7
Foreign currency translation adjustments	2.8	1.5	5.1	14.5

Other comprehensive income (loss)	2.8	1.5	5.1	14.5

Comprehensive income (loss)	$10.3	$3.7	$23.5	$(30.9)

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 2, 2023	January 1, 2023
Assets
Current Assets
Cash and equivalents	$124.8	$153.7
Trade accounts receivable, less allowances of $10.7 and $11.2, respectively	1,423.6	1,491.6
Prepaid expenses and other current assets	79.8	69.9
Total current assets	1,628.2	1,715.2

Noncurrent Assets
Property and equipment:
Property and equipment	166.1	166.8
Accumulated depreciation	(137.3)	(139.0)
Net property and equipment	28.8	27.8
Operating lease right-of-use assets	61.6	66.8
Deferred taxes	308.4	299.7
Goodwill, net	151.1	151.1
Other assets	416.9	403.2
Total noncurrent assets	966.8	948.6

Total Assets	$2,595.0	$2,663.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	July 2, 2023	January 1, 2023
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$—	$0.7
Accounts payable and accrued liabilities	692.7	723.3
Operating lease liabilities	13.9	14.7
Accrued payroll and related taxes	270.6	315.8
Accrued workers’ compensation and other claims	23.3	22.9
Income and other taxes	54.4	51.4
Total current liabilities	1,054.9	1,128.8

Noncurrent Liabilities
Operating lease liabilities	52.6	55.0
Accrued workers’ compensation and other claims	41.4	40.7
Accrued retirement benefits	193.0	174.1
Other long-term liabilities	11.2	11.0
Total noncurrent liabilities	298.2	280.8

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 35.2 shares issued at 2023 and 35.1 shares issued at 2022	35.2	35.1
Class B common stock, 10.0 shares authorized; 3.3 shares issued at 2023 and 3.4 shares issued at 2022	3.3	3.4
Treasury stock, at cost
Class A common stock, 2.9 shares at 2023 and 1.0 shares at 2022	(50.7)	(19.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	29.0	28.0
Earnings invested in the business	1,229.1	1,216.3
Accumulated other comprehensive income (loss)	(3.4)	(8.5)
Total stockholders’ equity	1,241.9	1,254.2

Total Liabilities and Stockholders’ Equity	$2,595.0	$2,663.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Capital Stock
Class A common stock
Balance at beginning of period	$35.2	$35.1	$35.1	$36.7
Conversions from Class B	—	—	0.1	—
Share retirement	—	—	—	(1.6)
Balance at end of period	35.2	35.1	35.2	35.1

Class B common stock
Balance at beginning of period	3.3	3.4	3.4	3.4
Conversions to Class A	—	—	(0.1)	—
Balance at end of period	3.3	3.4	3.3	3.4

Treasury Stock
Class A common stock
Balance at beginning of period	(34.7)	(12.4)	(19.5)	(14.5)
Net issuance of stock awards and other	0.5	0.5	3.6	2.6
Purchase of treasury stock	(16.5)	—	(34.8)	—
Balance at end of period	(50.7)	(11.9)	(50.7)	(11.9)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	26.4	22.8	28.0	23.9
Net issuance of stock awards	2.6	2.1	1.0	1.0
Balance at end of period	29.0	24.9	29.0	24.9

Earnings Invested in the Business
Balance at beginning of period	1,224.4	1,239.9	1,216.3	1,315.0
Net earnings (loss)	7.5	2.2	18.4	(45.4)
Dividends	(2.8)	(2.9)	(5.6)	(4.8)
Share retirement	—	—	—	(25.6)
Balance at end of period	1,229.1	1,239.2	1,229.1	1,239.2

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(6.2)	(14.7)	(8.5)	(27.7)
Other comprehensive income (loss), net of tax	2.8	1.5	5.1	14.5
Balance at end of period	(3.4)	(13.2)	(3.4)	(13.2)

Stockholders’ Equity at end of period	$1,241.9	$1,276.9	$1,241.9	$1,276.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	July 2, 2023	July 3, 2022
Cash flows from operating activities:
Net earnings (loss)	$18.4	$(45.4)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Asset impairment charge	2.4	18.5
Depreciation and amortization	17.2	16.1
Operating lease asset amortization	8.4	9.8
Provision for credit losses and sales allowances	0.4	1.3
Stock-based compensation	5.6	3.8
Gain on sale of equity securities	(2.0)	—
Loss on investment in Persol Holdings	—	67.2
Loss on currency translation from liquidation of subsidiary	—	20.4
Gain on foreign currency remeasurement	—	(5.5)
Gain on sale of assets	—	(5.3)
Equity in net earnings of PersolKelly Asia Pacific	—	(0.8)
Other, net	0.5	2.9
Changes in operating assets and liabilities, net of acquisition	(27.5)	(190.3)
Net cash from (used in) operating activities	23.4	(107.3)

Cash flows from investing activities:
Capital expenditures	(9.3)	(3.5)
Proceeds from sale of assets	—	4.5
Acquisition of company, net of cash received	—	(143.1)
Proceeds from company-owned life insurance	—	1.5
Proceeds from sale of Persol Holdings investment	—	196.9
Proceeds from sale of equity method investment	—	119.5
Proceeds from equity securities	2.0	—
Other investing activities	(0.4)	(0.2)
Net cash (used in) from investing activities	(7.7)	175.6

Cash flows from financing activities:
Net change in short-term borrowings	(0.7)	—
Financing lease payments	(0.5)	(0.4)
Dividend payments	(5.6)	(4.8)
Payments of tax withholding for stock awards	(1.3)	(0.8)
Buyback of common shares	(34.8)	(27.2)
Contingent consideration payments	(2.5)	(0.7)
Net cash used in financing activities	(45.4)	(33.9)

Effect of exchange rates on cash, cash equivalents and restricted cash	1.8	0.1

Net change in cash, cash equivalents and restricted cash	(27.9)	34.5
Cash, cash equivalents and restricted cash at beginning of period	162.4	119.5

Cash, cash equivalents and restricted cash at end of period (1)	$134.5	$154.0

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	26 Weeks Ended
	July 2, 2023	July 3, 2022
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$124.8	$133.9
Cash included in assets held for sale	—	12.2
Restricted cash included in prepaid expenses and other current assets	0.7	0.6
Noncurrent assets:
Restricted cash included in other assets	9.0	7.3
Cash, cash equivalents and restricted cash at end of period	$134.5	$154.0

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2023 (the 2022 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K. The Company’s second fiscal quarter ended on July 2, 2023 and July 3, 2022, each of which contained 13 weeks. The corresponding June year-to-date periods for 2023 and 2022 each contained 26 weeks.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	Second Quarter		June Year to Date
	2023	2022	2023	2022
Professional & Industrial
Staffing services	$260.3	$309.5	$531.8	$644.4
Permanent placement	3.5	7.7	7.8	17.9
Outcome-based services	113.2	98.6	227.2	197.8
Total Professional & Industrial	377.0	415.8	766.8	860.1

Science, Engineering & Technology
Staffing services	201.2	223.1	403.5	443.7
Permanent placement	4.3	8.5	9.8	16.5
Outcome-based services	95.9	92.7	194.5	181.2
Total Science, Engineering & Technology	301.4	324.3	607.8	641.4

Education
Staffing services	204.1	152.5	451.7	324.4
Permanent placement	2.3	3.0	4.1	4.5
Total Education	206.4	155.5	455.8	328.9

Outsourcing & Consulting
Talent solutions	113.7	124.4	228.3	233.5
Total Outsourcing & Consulting	113.7	124.4	228.3	233.5

International
Staffing services	219.2	237.2	424.8	478.9
Permanent placement	5.6	5.6	11.5	12.5
Talent solutions	0.3	4.8	0.6	9.0
Total International	225.1	247.6	436.9	500.4

Total Intersegment	(6.4)	(0.3)	(10.1)	(0.6)

Total Revenue from Services	$1,217.2	$1,267.3	$2,485.5	$2,563.7

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

The below table presents our revenues disaggregated by geography (in millions of dollars):

	Second Quarter		June Year to Date
	2023	2022	2023	2022
Americas
United States	$892.4	$928.9	$1,851.6	$1,885.5
Canada	46.4	40.3	91.3	79.4
Puerto Rico	27.7	28.9	54.6	56.5
Mexico	20.0	11.2	36.7	21.5
Total Americas Region	986.5	1,009.3	2,034.2	2,042.9

Europe
Switzerland	56.0	55.3	108.9	110.3
France	50.2	50.4	98.0	105.0
Portugal	49.3	42.0	93.7	83.9
Italy	16.5	18.4	33.4	37.9
Russia	—	28.7	—	58.4
Other	47.6	51.7	95.3	103.0
Total Europe Region	219.6	246.5	429.3	498.5

Total Asia-Pacific Region	11.1	11.5	22.0	22.3

Total Kelly Services, Inc.	$1,217.2	$1,267.3	$2,485.5	$2,563.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	Second Quarter		June Year to Date
	2023	2022	2023	2022
Science, Engineering & Technology
Americas	$297.3	$320.4	$599.4	$634.2
Europe	4.1	3.9	8.4	7.2
Total Science, Engineering & Technology	$301.4	$324.3	$607.8	$641.4

Outsourcing & Consulting
Americas	$93.0	$107.1	$187.1	$199.4
Europe	9.6	5.8	19.2	11.8
Asia-Pacific	11.1	11.5	22.0	22.3
Total Outsourcing & Consulting	$113.7	$124.4	$228.3	$233.5

International
Americas	$19.2	$10.8	$35.2	$20.9
Europe	205.9	236.8	401.7	479.5
Total International	$225.1	$247.6	$436.9	$500.4

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $2.2 million as of second quarter-end 2023 and $2.7 million as of year-end 2022. Amortization expense for the deferred costs in the second quarter and June year-to-date 2023 was $1.4 million and $3.8 million, respectively. Amortization expense for the deferred costs in the second quarter and June year-to-date 2022 was $1.9 million and $3.8 million, respectively.

3. Credit Losses
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	June Year to Date
	2023	2022
Allowance for credit losses:
Beginning balance	$7.7	$9.4
Current period provision	0.9	0.9
Currency exchange effects	0.2	(0.3)
Write-offs	(1.1)	(1.6)
Ending balance	$7.7	$8.4

Write-offs are presented net of recoveries, which were not material for second quarter-end 2023 or 2022. No other allowances related to other receivables were material as of second quarter-end 2023 or year-end 2022.

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

Pediatric Therapeutic Services

On May 2, 2022, KSU acquired 100% of the membership interests of PTS for a purchase price of $82.1 million. PTS is a specialty firm that provides and manages various state and federally mandated in-school therapy services. This acquisition expands Education's K-12 solution offering in the education staffing market and serves as an entry point into the therapeutic services market. Under terms of the purchase agreement, the purchase price was adjusted for cash held by PTS at the closing date and estimated working capital adjustments resulting in the Company paying cash of $85.7 million. Total consideration included $1.1 million of additional consideration that was payable to the seller related to employee retention credits and was recorded in accounts payable and accrued liabilities in the consolidated balance sheet. In the third quarter of 2022, the Company paid $0.1 million of the employee retention credits and the remaining $1.0 million was paid in the second quarter of 2023. There is no remaining liability related to the additional consideration as of second quarter-end 2023. The total consideration at the time of purchase was as follows (in millions of dollars):

Cash consideration paid	$85.7
Additional consideration payable	1.1
Total consideration	$86.8

As of May 2023, the purchase price allocation for this acquisition was final. PTS's results of operations are included in the Education segment. Our consolidated revenues for the second quarter and June year-to-date 2023 included $12.7 million and $28.5 million, respectively, from PTS. Our consolidated earnings from operations for the second quarter and June year-to-date 2023 included $1.8 million and $4.5 million, respectively, from PTS. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the Education operating segment. All of the goodwill is expected to be deductible for tax purposes.

RocketPower

On March 7, 2022, the Company acquired 100% of the issued and outstanding membership interests of RocketPower for a purchase price of $59.3 million. RocketPower is a provider of RPO and other outsourced talent solutions to customers including U.S. technology companies. This acquisition expands OCG's RPO solution and delivery offering. Under terms of the purchase agreement, the purchase price was adjusted for cash held by RocketPower at the closing date and estimated working capital adjustments resulting in the Company paying cash of $61.8 million. Total consideration included $1.1 million of additional consideration that was payable to the seller in 2023 related to employee retention credits and was settled in the second quarter of 2023 and there is no remaining liability. The total consideration also included contingent consideration with an initial estimated fair value of $0.6 million related to an earnout payment with a maximum potential cash payment of $31.8 million in the event certain financial metrics are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model, see the Fair Value Measurements footnote for information regarding subsequent reassessments. The total consideration at the time of purchase was as follows (in millions of dollars):

Cash consideration paid	$61.8
Additional consideration payable	1.1
Contingent consideration	0.6
Total consideration	$63.5

As of first quarter-end 2023, the purchase price allocation for this acquisition is final. RocketPower's results of operations are included in the OCG segment. Our consolidated revenues for June year-to-date 2023 included $4.6 million from RocketPower

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
and our consolidated earnings from operations for June year-to-date 2023 included a loss of $3.9 million from RocketPower. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the OCG operating segment. The amount of goodwill expected to be deductible for tax purposes is approximately $27.0 million. In the third and fourth quarters of 2022, changes in market conditions triggered interim impairment tests for both long-lived assets and goodwill, resulting in the Company recording a goodwill impairment charge of $41.0 million.

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

6.  Investment in PersolKelly Pte. Ltd.

Prior to February 2022, the Company had a 49% ownership interest in the JV (see Investment in Persol Holdings footnote above), a staffing services business currently operating in ten geographies in the Asia-Pacific region. On February 14, 2022, the Company entered into an agreement to sell 95% of the Company's shares in the JV to Persol Asia Pacific Pte. Ltd. On March 1, 2022, the Company received cash proceeds of $119.5 million. The carrying value of the shares sold was $117.6 million. In addition, the Company had $1.9 million of accumulated other comprehensive income representing the Company's share of the JV's other comprehensive income over time related to the shares sold that was realized upon the sale, offsetting the $1.9 million gain that resulted from the proceeds in excess of the carrying value.

The operating results of the Company’s interest in the JV were accounted for on a one-quarter lag under the equity method and were reported in equity in net earnings of affiliate in the consolidated statements of earnings through the date of the sale. Such amounts were earnings of $0.8 million in the first quarter of 2022, representing the results through the date of the sale.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
After the sale, the Company has a 2.5% ownership interest in the JV and discontinued its use of equity method accounting. The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote). The equity investment, included in other assets on the Company’s consolidated balance sheet, totaled $6.4 million as of second quarter-end 2023 and year-end 2022.

7.  Fair Value Measurements
Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of second quarter-end 2023 and year-end 2022 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of Second Quarter-End 2023
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$55.6	$55.6	$—	$—
Total assets at fair value	$55.6	$55.6	$—	$—

Brazil indemnification	$(3.1)	$—	$—	$(3.1)
Total liabilities at fair value	$(3.1)	$—	$—	$(3.1)

	As of Year-End 2022
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$108.3	$108.3	$—	$—
Total assets at fair value	$108.3	$108.3	$—	$—

Brazil indemnification	$(3.4)	$—	$—	$(3.4)
Greenwood/Asher earnout	(3.3)	—	—	(3.3)
Total liabilities at fair value	$(6.7)	$—	$—	$(6.7)

Money market funds represent investments in money market funds that hold government securities, of which $8.9 million as of second quarter-end 2023 and $8.6 million as of year-end 2022 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of second quarter-end 2023 and year-end 2022 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

As of second quarter-end 2023, the Company had an indemnification liability totaling $3.1 million with $0.1 million in accounts payable and accrued liabilities and $3.0 million in other long-term liabilities, and $3.4 million at year-end 2022, with $0.3 million in accounts payable and accrued liabilities and $3.1 million in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a Level 3 liability, and is being measured on a recurring basis. The Company made a $0.4 million payment to settle various indemnification claims in the second quarter of 2023. During June year-to-date 2023 and 2022, the Company recognized an increase of $0.3 million and $0.1 million, respectively, to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, with a remaining liability of $3.3 million at year-end 2022 in accounts payable and accrued liabilities in the consolidated balance sheet. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a Level 3 liability. During the first quarter of 2023, the Company paid the remaining earnout liability totaling $3.3 million, representing the year two portion of the earnout. In the consolidated statements of cash flows, $1.4 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. There is no remaining earnout liability as of second quarter-end 2023. During the first quarter of 2022, the Company paid the year one portion of the earnout totaling $2.3 million. In the consolidated statements of cash flows, $0.7 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. During the second quarter of 2022, the Company reassessed the value of the indemnification liability and determined it was necessary to record an increase to the liability of $0.7 million.

The Company recorded an initial earnout liability relating to the 2022 acquisition of RocketPower, totaling $0.6 million, with $0.5 million in accounts payable and accrued liabilities and $0.1 million in other long-term liabilities in the consolidated balance sheet as of second quarter-end 2022 (see Acquisitions and Disposition footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a Level 3 liability. In the third quarter of 2022, we reassessed the value of the earnout liability and determined that the fair value was zero. There have been no changes to the value as a result of second quarter 2023 assessments and there is no related liability as of second quarter-end 2023. The maximum total cash payments which may be due related to the earnout liability is $12.9 million, which represents the second year earnout period. There is no longer a maximum cash payment or liability associated with the first year earnout as the corresponding period has concluded.

Equity Investment Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in the JV (see Investment in PersolKelly Pte. Ltd. footnote), with the remaining 2.5% interest now being measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The sale of the shares of the JV represented an observable transaction requiring the Company to calculate the current fair value based on the purchase price of the shares, in which the resulting adjustment was not material. The investment totaled $6.4 million as of second quarter-end 2023, representing total cost plus observable price changes to date.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Restructuring and Transformation Activities
2023 Actions

In the second quarter of 2023, the Company announced a comprehensive transformation initiative that includes actions that will further streamline the Company's operating model to enhance organizational efficiency and effectiveness. The total costs incurred related to these transformation activities in the second quarter of 2023 totaled $8.0 million. The transformation activities included $4.5 million of costs to execute the transformation initiatives through the use of an external consultant, a $2.4 million impairment charge for right-of-use assets related to an unoccupied office space lease and additional severance of $1.1 million, net of adjustments. The impairment charge related to the right-of-use assets is recorded in the asset impairment charge in the consolidated statements of earnings. The costs to execute and severance are included in the $5.6 million of restructuring costs incurred in the second quarter of 2023, net of prior period adjustments, and are recorded in selling, general and administrative ("SG&A") expenses in the consolidated statements of earnings, as detailed further below.

In the first quarter of 2023, the Company undertook restructuring actions to further our cost management efforts in response to the current demand levels and reflect a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. Restructuring costs incurred in the first quarter of 2023 totaled $6.6 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings.

The restructuring costs included in SG&A are detailed below for the second quarter and June year-to-date 2023 (in millions of dollars):

	Second Quarter			June Year to Date
	Severance Costs	Lease Termination Costs, Transformation and Other	Total	Severance Costs	Lease Termination Costs, Transformation and Other	Total

Professional & Industrial	$0.3	$—	$0.3	$3.0	$0.3	$3.3
Science, Engineering & Technology	—	—	—	0.4	0.1	0.5
Education	0.3	—	0.3	0.4	—	0.4
Outsourcing & Consulting	(0.1)	—	(0.1)	0.5	—	0.5
International	—	—	—	0.6	—	0.6
Corporate	0.6	4.5	5.1	0.8	6.1	6.9
Total	$1.1	$4.5	$5.6	$5.7	$6.5	$12.2

Subsequent to the second quarter of 2023, the Company announced strategic restructuring actions as part of the comprehensive transformation initiative. The actions will build on strategic progress to monetize non-core assets, reinvest capital in organic and inorganic growth initiatives, and shift to higher-margin, higher-growth business mix. The expected range for the restructuring charges to be incurred in the third quarter of 2023 as a result of these actions is $7.5 million to $8.5 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2022 Actions

In the first quarter of 2022, the Company took restructuring actions designed to increase efficiency. There were no restructuring charges in the second quarter of 2022. Restructuring costs incurred in the first quarter of 2022 totaled $1.7 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars):

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

Accrual Summary

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2022	$0.3
Accruals	6.6
Reductions for cash payments	(1.0)
Balance as of first quarter-end 2023	5.9
Accruals	5.9
Reductions for cash payments	(3.0)
Accrual adjustments	(0.3)
Balance as of second quarter-end 2023	$8.5

The remaining balance of $8.5 million as of second quarter-end 2023 primarily represents the costs to execute the transformation initiatives and severance costs, and the majority is expected to be paid by year-end 2023. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the second quarter and June year-to-date 2023 and 2022 are included in the table below. Amounts in parentheses indicate debits.

	Second Quarter		June Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(5.1)	$(12.0)	$(7.4)	$(25.0)
Other comprehensive income (loss) before reclassifications	2.8	1.3	5.1	(8.6)
Amounts reclassified from accumulated other comprehensive income (loss) - liquidation of Japan subsidiary	—	—	—	20.4	(1)
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other	—	0.2	—	2.7	(2)
Net current-period other comprehensive income (loss)	2.8	1.5	5.1	14.5
Ending balance	(2.3)	(10.5)	(2.3)	(10.5)

Pension liability adjustments:
Beginning balance	(1.1)	(2.7)	(1.1)	(2.7)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(1.1)	(2.7)	(1.1)	(2.7)

Total accumulated other comprehensive income (loss)	$(3.4)	$(13.2)	$(3.4)	$(13.2)

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the second quarter and June year-to-date 2023 and 2022 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2023	2022	2023	2022
Net earnings (loss)	$7.5	$2.2	$18.4	$(45.4)
Less: earnings allocated to participating securities	(0.2)	—	(0.4)	—
Net earnings (loss) available to common shareholders	$7.3	$2.2	$18.0	$(45.4)

Average shares outstanding (millions):
Basic	36.0	37.9	36.5	38.3
Dilutive share awards	0.4	0.3	0.4	—
Diluted	36.4	38.2	36.9	38.3

Basic earnings (loss) per share	$0.20	$0.06	$0.49	$(1.19)
Diluted earnings (loss) per share	$0.20	$0.06	$0.49	$(1.19)

Dilutive share awards are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the second quarter of 2023 and 2022 and June year-to-date 2023 (see Stock-Based Compensation footnote for a description of performance shares). Due to our net loss in June year-to-date 2022, potentially dilutive shares primarily related to deferred common stock associated with the non-employee directors deferred compensation plan of 0.2 million shares had an anti-dilutive effect on diluted earnings per share and were excluded from the computation for June year-to-date 2022. Dividends paid per share for Class A and Class B common stock were $0.075 for the second quarter of 2023 and 2022, $0.15 for June year-to-date 2023 and $0.125 for June year-to-date 2022.

In connection with our $50.0 million Class A share repurchase program authorized by the Company's board of directors in November 2022, the Company repurchased 982,565 shares for $16.5 million during the second quarter of 2023 and 2,082,293 shares for $34.8 million through June year-to-date 2023. A total of $7.4 million remains available under the share repurchase program. The repurchase program expires in November 2023.

11.  Stock-Based Compensation
For the second quarter of 2023, the Company recognized stock compensation expense of $2.5 million and a related tax benefit of $0.4 million. For the second quarter of 2022, the Company recognized stock compensation expense of $1.7 million and a related tax benefit of $0.2 million. For June year-to-date 2023, the Company recognized stock compensation expense of $5.6 million and a related tax benefit of $0.7 million. For June year-to-date 2022, the Company recognized stock compensation expense of $3.8 million and a related tax benefit of $0.5 million.
Performance Shares
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
On February 14, 2023, the Compensation Committee approved the actual performance achievement of one of the financial goals related to the 2021 retention-based grant. At the same meeting, the Compensation Committee approved a modification to

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
accelerate the vesting for the goal earned, where half of these awards vested immediately upon approval of the results and the remaining half will vest in August 2023, if not forfeited by the recipient. We accounted for this change as a Type I modification under ASC 718 as the expectation of vesting remained probable-to-probable post modification. The Company did not record any incremental stock compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification. The Company will recognize the remaining stock compensation expense over the remaining portion of the modified service requisite period.

On August 9, 2023, the Compensation Committee approved the actual performance achievement of one of the financial goals related to the 2021 retention-based grant. At the same meeting, the Compensation Committee approved a modification to accelerate the vesting for the goal earned, where half of these awards vested immediately upon approval of the results and the remaining half will vest in February 2024, if not forfeited by the recipient. We will account for this change as a Type I modification under ASC 718 as the expectation of vesting remained probable-to-probable post modification. The Company will not record any incremental stock compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification. The Company will recognize the remaining stock compensation expense over the remaining portion of the modified service requisite period.

A summary of the status of all nonvested performance shares at target as of second quarter-end 2023 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2022	692	$19.41
Granted	246	15.18
Vested	(108)	19.76
Forfeited	(35)	16.62
Nonvested at second quarter-end 2023	795	$17.41

Restricted Stock

A summary of the status of nonvested restricted stock as of second quarter-end 2023 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2022	607	$20.27
Granted	411	17.26
Vested	(167)	21.07
Forfeited	(71)	19.13
Nonvested at second quarter-end 2023	780	$18.62

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
12. Sale of Assets

In June 2022, the Company sold an under-utilized real property for a purchase price of $4.5 million, which was subject to final closing adjustments. The Company received cash proceeds of $3.6 million in the second quarter of 2022 and previously received cash proceeds of $0.8 million as a deposit in 2021 when the contract was first executed. As of the date of the sale, the land had insignificant carrying value; as such, the resulting gain on the sale was $4.4 million, which was recorded in gain on sale of assets in the consolidated statements of earnings.

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

13. Held for Sale

Russia Operations

In the second quarter of 2022, the Company announced its intention to transition its business in Russia. On June 30, 2022, the Company entered into a definitive agreement to sell its Russia operations ("disposal group"), which was included in the Company's International operating segment. As of the date of the agreement and until closing of the sale, the disposal group was classified as held for sale and measured at the lower of its carrying amount or fair value less estimated costs to sell. As of July 3, 2022, the assets and liabilities that met the classification as held for sale were $38.4 million and $13.7 million, respectively. The fair value as of July 3, 2022 less costs to sell was estimated based on the terms of the definitive agreement and was $7.3 million. As a result, the Company recorded a held for sale impairment charge of $18.5 million in the second quarter of 2022, which was recorded as a reduction to the assets in the assets held for sale in the consolidated balance sheet and in asset impairment charge in the consolidated statements of earnings. The impairment charge included $1.1 million for the anticipated liquidation of the cumulative translation adjustment. On July 20, 2022, subsequent to the end of the second quarter, the sale was completed and the Company no longer operates in Russia.

The disposal group did not meet the requirements to be classified as discontinued operations as the sale did not have a material effect on the Company's operations and does not represent a strategic shift in the Company's strategy. Our consolidated earnings before taxes for the second quarter of 2022 included $0.7 million from the Russia operations and for June year-to-date 2022 included $1.1 million from the Russia operations.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The major classes of assets and liabilities of the disposal group that met the classification of held for sale as of July 3, 2022 were as follows (in millions of dollars):

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

Cash and equivalents in the consolidated statements of cash flows as of the second quarter-end 2022 included $12.2 million of cash that was included in the disposal group. The disposal group's cash was not reflected as cash and equivalents in the consolidated balance sheet as of second quarter-end 2022, as the assets of the disposal group were recognized net of the impairment charge as assets held for sale.

Subsequent to the second quarter-end 2022, the sale was completed and the Company received proceeds of $7.4 million, including purchase price adjustments, in July 2022. The assets and liabilities were derecognized in the third quarter of 2022 as well as any adjustments to the loss on the sale.

Real Property

Kelly Properties, LLC, a wholly owned subsidiary of the Company, entered into an agreement on May 11, 2022 to sell real property located in Troy, Michigan. Accordingly, during the second quarter of 2022, the transaction met the criteria to classify the property as held for sale. The property held for sale included the property and all improvements to the property, together with all rights and easements. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated costs to sell, and depreciation is suspended on assets upon classification to held for sale. The carrying amount of the property held for sale as of the second quarter-end 2022 was $4.7 million, which was less than the sales price in the purchase agreement, less estimated costs to sell. The Company presented these assets as current assets held for sale in the consolidated balance sheet as of the second quarter-end 2022. The sale was completed in the fourth quarter of 2022 and the Company received proceeds of $5.6 million, net of commissions and transaction expense.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
14.  Other Income (Expense), Net
Included in other income (expense), net for the second quarter and June year-to-date 2023 and 2022 are the following:

	Second Quarter		June Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Interest income	$1.3	$0.4	$2.7	$0.5
Interest expense	(0.6)	(0.5)	(1.4)	(1.1)
Foreign exchange gains (losses)	(1.3)	0.9	(2.0)	5.6
Other	—	(1.9)	2.1	(3.3)
Other income (expense), net	$(0.6)	$(1.1)	$1.4	$1.7
Included in Other for June year-to-date 2023 is a gain of $2.0 million for the receipt of final proceeds in connection with our investment in Business Talent Group, LLC that was sold in 2021. Included in Other for the second quarter and June year-to-date 2022 is $0.8 million of expense related to the remeasurement of the Brazil indemnification liability (see Fair Value Measurements footnote). Included in foreign exchange gains (losses) for June year-to-date 2022 is a $5.5 million foreign exchange gain on a U.S. dollar-denominated cash balance held by the Company's Japan entity (see Investment in Persol Holdings footnote).

15. Income Taxes
Income tax benefit was $1.9 million for the second quarter of 2023 and income tax expense was $4.9 million for the second quarter of 2022. Income tax benefit was $0.1 million for June year-to-date 2023 and $8.1 million for June year-to-date 2022. The quarterly variance primarily relates to changes in the cash surrender value of tax-exempt investments in life insurance policies, and non-deductible impairment charges on our Russian investment in the second quarter of 2022. The year-to-date amounts are impacted by the same items, along with changes in earnings from operations and changes in the fair value of the Company's investment in Persol Holdings during 2022.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At second quarter-end 2023 and year-end 2022, the gross accrual for litigation costs amounted to $5.2 million and $2.3 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At second quarter-end 2023 and year-end 2022, the related insurance receivables amounted to $0.2 million and $0.6 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $6.8 million as of second quarter-end 2023. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings of affiliate, for the second quarter and June year-to-date 2023 and 2022. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	Second Quarter		June Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$377.0	$415.8	$766.8	$860.1
Science, Engineering & Technology	301.4	324.3	607.8	641.4
Education	206.4	155.5	455.8	328.9
Outsourcing & Consulting	113.7	124.4	228.3	233.5
International	225.1	247.6	436.9	500.4

Less: Intersegment revenue	(6.4)	(0.3)	(10.1)	(0.6)

Consolidated Total	$1,217.2	$1,267.3	$2,485.5	$2,563.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Earnings from Operations:

Professional & Industrial gross profit	$65.1	$77.8	$134.9	$160.9
Professional & Industrial SG&A expenses	(58.6)	(67.4)	(126.1)	(138.8)
Professional & Industrial asset impairment charge	(0.3)	—	(0.3)	—
Professional & Industrial earnings from operations	6.2	10.4	8.5	22.1

Science, Engineering & Technology gross profit	68.1	75.2	139.4	149.0
Science, Engineering & Technology SG&A expenses	(50.0)	(54.8)	(102.8)	(108.0)
Science, Engineering & Technology asset impairment charge	(0.1)	—	(0.1)	—
Science, Engineering & Technology earnings from operations	18.0	20.4	36.5	41.0

Education gross profit	32.5	26.0	71.8	52.6
Education SG&A expenses	(23.1)	(20.4)	(46.9)	(39.0)
Education earnings from operations	9.4	5.6	24.9	13.6

Outsourcing & Consulting gross profit	41.3	46.2	82.9	83.5
Outsourcing & Consulting SG&A expenses	(37.7)	(39.8)	(78.2)	(74.1)
Outsourcing & Consulting asset impairment charge	(2.0)	—	(2.0)	—
Outsourcing & Consulting earnings from operations	1.6	6.4	2.7	9.4

International gross profit	33.6	37.2	65.7	75.0
International SG&A expenses	(32.6)	(34.6)	(65.0)	(67.8)
International earnings from operations	1.0	2.6	0.7	7.2

Corporate	(30.0)	(23.1)	(56.4)	(48.5)
Impairment of assets held for sale	—	(18.5)	—	(18.5)
Gain on sale of assets	—	4.4	—	5.3
Consolidated Total	6.2	8.2	16.9	31.6
Loss on investment in Persol Holdings	—	—	—	(67.2)
Loss on currency translation from liquidation of subsidiary	—	—	—	(20.4)
Other income (expense), net	(0.6)	(1.1)	1.4	1.7

Earnings (loss) before taxes and equity in net earnings of affiliate	$5.6	$7.1	$18.3	$(54.3)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	Second Quarter		June Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$0.9	$1.0	$1.7	$2.1
Science, Engineering & Technology	3.1	3.2	6.3	6.3
Education	1.6	1.3	3.1	2.1
Outsourcing & Consulting	1.0	1.0	2.0	1.2
International	0.4	0.5	0.8	1.0

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The second quarter marked a continuation of the macroeconomic and labor market dynamics we’ve observed for several quarters. Employers in most sectors maintained a guarded approach to hiring and focused on retaining their current workforce amid ongoing economic uncertainty. In more resilient pockets of the economy where employers are in need of talent, the supply of candidates to fill open roles remains constrained. These dynamics continued to put pressure on our business during the quarter, and while we captured growth where it exists, their effects became more noticeable in certain parts of our portfolio.

•Our Education segment continued to report significant year-over-year growth driven by net new customer wins and improved fill rates.
•Our higher margin outcome-based solutions in P&I delivered solid revenue growth as demand for these value-added solutions remains strong.
•We continued to experience a deceleration in demand for temporary and permanent placement services, which impacted results in our P&I and SET segments.
•We maintained a disciplined approach to managing expenses while ensuring Kelly is well positioned to capture demand on the other side of the current economic cycle.

Amid ongoing economic uncertainty, we remained focused on the future and took aggressive action on our transformation journey to improve Kelly’s profitability and accelerate growth over the long term. Since announcing the transformation in May, our business unit and enterprise function teams, together with the Transformation Management Office, have made substantial progress on multiple initiatives to drive organizational efficiency and effectiveness. The actions we have taken to date culminated in a strategic restructuring, which we disclosed in July. They include:

•Further optimizing our operating model to reduce complexity and increase agility
•Renegotiating supplier agreements and real estate contracts
•Revamping our enterprise-wide performance management process
•Implementing a workforce reduction plan to align our resources with our streamlined organizational structure

These changes represent structural shifts to Kelly’s operations and are expected to deliver an immediate and meaningful improvement to the Company’s EBITDA margin through the end of 2023 and beyond.

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

Results of Operations
Total Company
(Dollars in millions)

	Second Quarter				June Year to Date
	2023	2022	% Change		2023	2022	% Change
Revenue from services	$1,217.2	$1,267.3	(3.9)%		$2,485.5	$2,563.7	(3.0)%
Gross profit	240.6	262.4	(8.3)		494.7	521.0	(5.0)
SG&A expenses excluding restructuring charges	226.4	240.3	(5.8)		463.2	474.7	(2.4)
Restructuring charges	5.6	(0.2)	NM		12.2	1.5	NM
Total SG&A expenses	232.0	240.1	(3.4)		475.4	476.2	(0.2)
Asset impairment charge	2.4	18.5	(86.8)		2.4	18.5	(86.8)
Gain on sale of assets	—	(4.4)	NM		—	(5.3)	NM
Earnings from operations	6.2	8.2	(23.1)		16.9	31.6	(46.4)
Loss on investment in Persol Holdings	—	—	—		—	(67.2)	NM
Loss on currency translation from liquidation of subsidiary	—	—	—		—	(20.4)	NM
Other income (expense), net	(0.6)	(1.1)	40.2		1.4	1.7	(19.7)
Earnings (loss) before taxes and equity in net earnings of affiliate	5.6	7.1	(20.6)		18.3	(54.3)	NM
Income tax expense (benefit)	(1.9)	4.9	(137.4)		(0.1)	(8.1)	99.3
Equity in net earnings of affiliate	—	—	—		—	0.8	NM
Net earnings (loss)	$7.5	$2.2	237.2%		$18.4	$(45.4)	NM	%

Gross profit rate	19.8%	20.7%	(0.9)	pts.	19.9%	20.3%	(0.4)	pts.

Second Quarter Results

Revenue from services in the second quarter decreased 3.9% on a reported basis and 4.5% on a constant currency basis, and reflects revenue declines in Professional & Industrial, Science, Engineering & Technology, International, and Outsourcing & Consulting segments, partially offset by increases in the Education segment. The sale of our Russian operations in July 2022 resulted in a 230 basis points year-over-year decline in constant currency. Compared to the second quarter of 2022, revenue from staffing services decreased 4.1% and revenue from outcome-based services increased 9.4%. In addition, revenue from talent solutions decreased 11.7% and permanent placement revenue decreased 36.8% from the prior year.

Gross profit decreased 8.3% on a reported basis and 8.5% on a constant currency basis. The gross profit rate decreased 90 basis points due primarily to a decrease in permanent placement revenue and higher employee related costs, partially offset by favorable business mix. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in all segments.

Total SG&A expenses decreased 3.4% on a reported basis and 3.9% on a constant currency basis. Included in SG&A expenses in the second quarter of 2023 was $5.6 million of transformation and restructuring charges. Actions were taken that will further streamline the Company's operating model to enhance organizational efficiency and effectiveness as part of a comprehensive transformation initiative. Excluding transformation and restructuring charges, SG&A expenses decreased 5.8% on a reported basis and 6.3% on a constant currency basis. The decrease in SG&A expenses primarily related to lower performance-based incentive compensation expenses in response to lower revenue volume in addition to reduced expenses from the sale of our Russian operations in 2022.

Impairment of assets in the second quarter of 2023 represents the impairment of right-of-use assets related to an unoccupied office space lease exited in the quarter.

Earnings from operations for the second quarter of 2023 totaled $6.2 million, compared to earnings of $8.2 million in the second quarter of 2022. The decline is primarily related to the impact of our 2023 transformation and restructuring charges, the 2023 impairment charge, and the impact of lower revenue compared to the prior year partially offset by the net prior year impact of the impairment of assets held for sale and gain on sale of assets.

Income tax benefit was $1.9 million for the second quarter of 2023 and income tax expense was $4.9 million for the second quarter of 2022. The variance primarily relates to changes in the cash surrender value of tax-exempt investments in life insurance policies and non-deductible impairment charges on our Russian investment in the second quarter of 2022.

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

The net earnings for the period were $7.5 million, compared to earnings of $2.2 million for the second quarter of 2022.

June Year-to-Date Results

Revenue from services in the first six months of 2023 decreased 3.0% on a reported basis and 2.9% on a constant currency basis, and reflects revenue declines in Professional & Industrial, International, Science, Engineering & Technology, and Outsourcing & Consulting segments, partially offset by increases in the Education segment. The first quarter impact of our acquisitions of RocketPower, a RPO solutions provider, and PTS, a specialty firm that provides in-school therapy services, added approximately 70 basis points to the year-to-date revenue growth rate. This was offset by a 230 basis points impact from the July 2022 sale of our Russian operations. Compared to the first six months of 2022, revenue from staffing services decreased 4.2% and revenue from outcome-based services increased 11.3%. In addition, revenue from talent solutions decreased 5.6% and permanent placement revenue, which is included in revenue from services, decreased 35.5% from the prior year.

Gross profit decreased 5.0% on a reported basis and 4.7% on a constant currency basis on lower revenue volume, combined with a decrease in the gross profit rate. The gross profit rate decreased 40 basis points due primarily to unfavorable business mix and lower permanent placement income, partially offset by lower employee-related costs. Included in gross profit for the first six months of 2022 is a one-time permanent placement fee from a large customer, as well as an adjustment to prior periods workers' compensation expenses, resulting in 30 basis points of favorable impact. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses decreased 0.2% on a reported basis and 0.1% on a constant currency basis. Included in SG&A expenses in the first six months of 2023 was $12.2 million of transformation and restructuring charges. In the first quarter of 2023, actions were taken to further our cost management efforts in response to current demand levels and to reposition our P&I staffing business to better capitalize on opportunities in local markets. In the second quarter of 2023, additional actions were taken that will further streamline the Company's operating model to enhance organizational efficiency and effectiveness as part of a comprehensive transformation initiative. Excluding transformation and restructuring charges, SG&A expenses decreased 2.4% on a reported basis and 2.3% on a constant currency basis. The decrease in SG&A expenses primarily related to lower performance-based incentive compensation expenses in response to lower revenue volume in addition to reduced expenses from the sale of our Russian operations in 2022.

Impairment of assets in the second quarter of 2023 represents the impairment of right-of-use assets related to an unoccupied office space lease exited in the quarter. Impairment of assets held for sale in the second quarter of 2022 related to our decision to transition our business in Russia in May 2022. As a result, our Russian operations were classified as a held for sale disposal group and an impairment loss representing the excess carrying value over the fair value of the net assets, less costs to sell, was recognized in the second quarter of 2022. Gain on sale of assets in the second quarter of 2022 related to the disposition of under-utilized real property located in the United States.

Earnings from operations for the first six months of 2023 totaled $16.9 million, compared to earnings of $31.6 million in the first six months of 2022. The decline is primarily related to the impact of our 2023 transformation and restructuring charges, impairment charge, and the impact of lower revenue compared to the prior year, partially offset by the net prior year impact of the impairment of assets held for sale and gain on sale of assets.

The loss on investment in Persol Holdings in the first six months of 2022 represented the $52.4 million loss resulting from changes in the market price of our investment in the common stock of Persol Holdings up until the date of the transaction and the $14.8 million loss on sale, including transaction costs from the sale of the investment in an open-market transaction.

Loss on currency translation from liquidation of subsidiary represented the impact of the substantial liquidation of our Kelly Japan subsidiary following the sale of the company’s investment in Persol Holdings and the return of capital through a dividend payment to its U.S. parent.

Income tax benefit was $0.1 million for the first six months of 2023 and $8.1 million for the first six months of 2022.

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

The net earnings for the first six months of 2023 were $18.4 million, compared to a net loss of $45.4 million from the first six months of 2022. This change was due to the Persol Holdings investment, including the first quarter 2022 sale and related impacts, partially offset by higher operating earnings in the first six months of 2022.

Operating Results By Segment
(Dollars in millions)

	Second Quarter			June Year to Date
	2023	2022	% Change	2023	2022	% Change
Revenue from Services:
Professional & Industrial	$377.0	$415.8	(9.3)%	$766.8	$860.1	(10.9)%
Science, Engineering & Technology	301.4	324.3	(7.0)	607.8	641.4	(5.2)
Education	206.4	155.5	32.6	455.8	328.9	38.6
Outsourcing & Consulting	113.7	124.4	(8.6)	228.3	233.5	(2.2)
International	225.1	247.6	(9.1)	436.9	500.4	(12.7)
Less: Intersegment revenue	(6.4)	(0.3)	NM	(10.1)	(0.6)	NM
Consolidated Total	$1,217.2	$1,267.3	(3.9)%	$2,485.5	$2,563.7	(3.0)%

Second Quarter Results
Professional & Industrial revenue from services decreased 9.3%. The decrease was due primarily to a 15.9% decline in revenue from staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services increased by 14.8%, primarily driven by continued demand increases. Revenue from permanent placement fees declined 55.2%.

Science, Engineering & Technology revenue from services decreased 7.0%. The revenue decline was driven by declines in hours volume in our staffing specialties, partially offset by higher bill rates. Permanent placement fees declined 48.9% and revenue in our outcome-based services increased 3.6%.

Education revenue from services increased 32.6%, reflecting an increased demand for our services as compared to a year ago, reflecting the impact of new customer wins and higher fill rates.

Outsourcing & Consulting revenue from services decreased 8.6% on a reported basis and 8.2% in constant currency, as revenue declined in RPO as well as in PPO.

International revenue from services decreased 9.1% on a reported basis and decreased 12.8% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022. Excluding this impact, revenue increased 2.8% on a reported basis and decreased 1.3% in constant currency. This decline reflects that certain customer programs are serviced by OCG in 2023 that were previously in International, as well as the impact of higher hours volume primarily in Portugal and Mexico, partially offset by lower hours volume in Ireland, UK, and France.

June Year-to-Date Results

Professional & Industrial revenue from services decreased 10.9%. The decrease was due primarily to a 17.5% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services increased 14.9% due to continued demand.

Science, Engineering & Technology revenue from services decreased 5.2% on a reported basis. The decrease was driven by a decline in staffing services resulting from declines in hours volume in our staffing specialties, partially offset by higher bill rates. Permanent placement fees were down 40.6% and revenues from outcome-based services increased 7.4%.

Education revenue from services increased 38.6%, reflecting an increased demand for our services as compared to a year ago, as well as the impact of the acquisition of PTS in May 2022 which added 480 basis points to the year-over-year revenue growth. Increased demand for our services reflects new customer wins and an increased fill rate related to demand of existing customers.

Outsourcing & Consulting revenue from services decreased 2.2% on a reported basis, which includes the revenue from the acquisition of RocketPower in March 2022. On an organic basis, revenue declined 3.3%, due primarily to lower PPO revenue.

International revenue from services decreased 12.7% on a reported basis and decreased 13.3% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022 and the servicing of certain customer programs by OCG in 2023 that were previously in International. Revenues were also impacted by higher hours volume in Portugal and Mexico offset by lower volumes in France, Ireland and Switzerland.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter				June Year to Date
	2023	2022	Change		2023	2022	Change
Gross Profit:
Professional & Industrial	$65.1	$77.8	(16.4)%		$134.9	$160.9	(16.2)%
Science, Engineering & Technology	68.1	75.2	(9.3)		139.4	149.0	(6.5)
Education	32.5	26.0	25.0		71.8	52.6	36.6
Outsourcing & Consulting	41.3	46.2	(10.5)		82.9	83.5	(0.7)
International	33.6	37.2	(9.5)		65.7	75.0	(12.2)
Consolidated Total	$240.6	$262.4	(8.3)%		$494.7	$521.0	(5.0)%

Gross Profit Rate:
Professional & Industrial	17.3%	18.7%	(1.4)	pts.	17.6%	18.7%	(1.1)	pts.
Science, Engineering & Technology	22.6	23.2	(0.6)		22.9	23.2	(0.3)
Education	15.8	16.7	(0.9)		15.8	16.0	(0.2)
Outsourcing & Consulting	36.4	37.2	(0.8)		36.3	35.8	0.5
International	14.9	15.0	(0.1)		15.1	15.0	0.1
Consolidated Total	19.8%	20.7%	(0.9)	pts.	19.9%	20.3%	(0.4)	pts.

Second Quarter Results

Gross profit for the Professional & Industrial segment decreased on lower revenue volume and a decrease in the gross profit rate. In comparison to the prior year, the gross profit rate decreased 140 basis points. This decrease reflects lower permanent placement revenues and higher employee-related costs, partially offset by improved business mix.

The Science, Engineering & Technology gross profit decreased on lower revenue volume. The gross profit rate decreased 60 basis points due to lower permanent placement revenues partially offset by improved business mix and lower employee-related costs.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 90 basis points due primarily to lower permanent placement fees and unfavorable customer mix.

The Outsourcing & Consulting gross profit decreased on lower revenue volume, combined with a decrease in the gross profit rate. The gross profit rate decreased 80 basis points primarily due to a change in business mix within this segment. The decrease was primarily driven by declines in revenue in RPO, which generates higher margins.

International gross profit decreased 9.5% on a reported basis and 13.1% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022 and the servicing of certain customer programs by OCG in 2023. Partially offsetting these impacts was improving gross profit primarily driven by higher revenue volume in Portugal and Mexico.

June Year-to-Date Results

Gross profit for the Professional & Industrial segment decreased due to a decrease in the gross profit rate combined with lower revenue volume. In comparison to the prior year, the gross profit rate decreased 110 basis points. This decrease reflects lower permanent placement income and higher employee-related costs, partially offset by favorable business mix.

Science, Engineering & Technology gross profit decreased on lower revenue volume and a decrease in the gross profit rate. The gross profit rate decreased 30 basis points due to lower permanent placement revenues partially offset by favorable business mix.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 20 basis points due primarily to lower permanent placement fees partially offset by lower employee-related costs.

Outsourcing & Consulting gross profit decreased on lower revenue volume. The gross profit rate increased 50 basis points primarily due to a change in business mix within this segment. Growth in RPO, including the acquisition of RocketPower, and MSP with higher margins was coupled with decreased revenues in our PPO product, which generates lower profit margins.

International gross profit decreased 12.2% on a reported basis and 12.6% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022 and the servicing of certain customer programs by OCG in 2023. Partially offsetting these impacts was improving gross profit primarily driven by higher revenue volume in Mexico, Portugal and Germany.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year to Date
	2023	2022	% Change	2023	2022	% Change
SG&A Expenses:
Professional & Industrial	$58.6	$67.4	(13.1)%	$126.1	$138.8	(9.2)%
Science, Engineering & Technology	50.0	54.8	(8.6)	102.8	108.0	(4.8)
Education	23.1	20.4	12.9	46.9	39.0	20.2
Outsourcing & Consulting	37.7	39.8	(5.4)	78.2	74.1	5.4
International	32.6	34.6	(5.7)	65.0	67.8	(4.0)
Corporate expenses	30.0	23.1	30.0	56.4	48.5	16.5
Consolidated Total	$232.0	$240.1	(3.4)%	$475.4	$476.2	(0.2)%

Second Quarter Results

Total SG&A expenses in Professional & Industrial decreased 13.1% from the prior year. The decrease is primarily due to lower salary-related costs as a result of cost management in response to lower revenue volume compared to the prior year as well as lower performance-based incentive compensation expenses.

Total SG&A expenses in Science, Engineering & Technology decreased 8.6% from the prior year, primarily due to lower performance-based incentive compensation expenses.

Total SG&A expenses in Education increased 12.9% from the prior year, due primarily to higher salary-related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting decreased 5.4% from the prior year, primarily due to lower performance-based incentive compensation expenses.

Total SG&A expenses in International decreased 5.7% on a reported basis and 9.3% on a constant currency basis. The constant currency decrease was mainly due to the impact of the sale of our Russian operations in July 2022.

Corporate expenses increased 30.0% compared to the prior year, or 7.0% excluding restructuring and transformation charges of $5.1 million. The increase excluding restructuring charges is primarily due to higher stock-based compensation and other employee benefit expenses.

June Year-to-Date Results

Total SG&A expenses in Professional & Industrial decreased 9.2% from the prior year, or 11.3% excluding restructuring charges of $3.3 million. The decrease excluding restructuring charges is primarily due to lower salary-related and performance-based incentive compensation expenses in response to lower revenue volume.

Total SG&A expenses in Science, Engineering & Technology decreased 4.8% from the prior year, primarily due to lower performance-based incentive compensation expenses.

Total SG&A expenses in Education increased 20.2% from the prior year and includes the first quarter impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 14.8% from the prior year, due primarily to higher salary-related and performance-based incentive compensation expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting increased 5.4% from the prior year and includes the first quarter impact of the acquisition of RocketPower in March 2022. Excluding the impact of the RocketPower acquisition, SG&A expenses increased 1.3% from the prior year, due primarily to higher salary-related costs, partially offset by lower performance-based incentive compensation expenses.

Total SG&A expenses in International decreased 4.0% on a reported basis and 4.5% on a constant currency basis. This decrease was primarily due to the impact of the sale of our Russian operations in July 2022, partially offset by higher salary-related expenses in most countries and restructuring expenses in the first quarter of 2023.

Corporate expenses increased 16.5% compared to the prior year, or 3.7% excluding restructuring charges of $6.9 million. The increase excluding restructuring charges is primarily due to litigation-related costs.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year to Date
	2023	2022	% Change	2023	2022	% Change
Earnings from Operations:
Professional & Industrial	$6.2	$10.4	(41.5)%	$8.5	$22.1	(61.9)%
Science, Engineering & Technology	18.0	20.4	(11.5)	36.5	41.0	(10.9)
Education	9.4	5.6	69.5	24.9	13.6	83.7
Outsourcing & Consulting	1.6	6.4	(73.9)	2.7	9.4	(70.7)
International	1.0	2.6	(60.5)	0.7	7.2	(89.7)
Corporate	(30.0)	(23.1)	(30.0)	(56.4)	(48.5)	(16.5)
Impairment of assets held for sale	—	(18.5)	NM	—	(18.5)	NM
Gain on sale of assets	—	4.4	NM	—	5.3	NM
Consolidated Total	$6.2	$8.2	(23.1)%	$16.9	$31.6	(46.4)%

Second Quarter Results

Professional & Industrial reported earnings of $6.2 million for the quarter, a 41.5% decrease from a year ago. The decrease in earnings was primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

Science, Engineering & Technology reported earnings of $18.0 million for the quarter, an 11.5% decrease from a year ago. The decrease in earnings was primarily due to declines in revenue and gross profit in most of our specialties within the SET business unit that were partially offset by lower expenses.

Education reported earnings of $9.4 million for the quarter, compared to earnings of $5.6 million a year ago. The change was primarily due to the increase in revenue resulting from improved demand for our services as compared to a year ago, coupled with good operating leverage.

Outsourcing & Consulting reported earnings of $1.6 million for the quarter, compared to earnings of $6.4 million a year ago, due primarily to declines in revenue and gross profit and a $2.0 million right-of use-asset impairment charge, partially offset by lower expenses.

International reported earnings of $1.0 million for the quarter, compared to earnings of $2.6 million a year ago. The decrease in earnings was primarily due to lower gross profit, partially offset by lower SG&A expenses.

Impairment of assets held for sale in the second quarter of 2022 related to our decision to transition our business in Russia in May 2022. As a result, our Russian operations were classified as a held for sale disposal group, and an impairment loss representing the excess carrying value over the fair value of the net assets, less costs to sell, was recognized in the second quarter of 2022. Gain on sale of assets in 2022 related to the disposition of under-utilized real property located in the United States.

Corporate expenses increased $6.9 million year-over-year primarily due to $5.1 million of restructuring charges related to ongoing transformation activities.

June Year-to-Date Results

Professional & Industrial reported earnings of $8.5 million for the first six months of 2023, a 61.9% decrease from a year ago. The decrease in earnings was primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

Science, Engineering & Technology reported earnings of $36.5 million for the first six months of 2023, a 10.9% decrease from a year ago. The decrease in earnings was primarily due to lower gross profit, partially offset by lower SG&A expenses.

Education reported earnings of $24.9 million for the first six months of 2023, compared to earnings of $13.6 million a year ago. The change was primarily due to the increase in revenue, coupled with good cost management. 2023 results also include the impact of first quarter earnings of $2.7 million from PTS acquired in May 2022.

Outsourcing & Consulting reported earnings of $2.7 million for the first six months of 2023, a 70.7% decrease from a year ago. The decrease in earnings was primarily due to the impact of the first quarter loss of $2.6 million from RocketPower, acquired in March 2022, the impact of a $2.0 million right-of-use asset impairment charge and the impact of lower revenue and gross profit.

International reported earnings of $0.7 million for the first six months of 2023, compared to earnings of $7.2 million a year ago. The decrease in earnings was primarily due to lower gross profit, partially offset by lower SG&A expenses.

Impairment of assets held for sale in the second quarter of 2022 related to our decision to transition our business in Russia in May 2022. As a result, our Russian operations were classified as a held for sale disposal group, and an impairment loss representing the excess carrying value over the fair value of the net assets, less costs to sell, was recognized in the second quarter of 2022. Gain on sale of assets in 2022 related to the disposition of under-utilized real property located in the United States.

Corporate expenses increased $7.9 million year-over-year primarily due to $6.9 million of restructuring charges related to ongoing transformation activities.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $134.5 million at the end of the second quarter of 2023 and $162.4 million at year-end 2022. As further described below, we generated $23.4 million of cash from operating activities, used $7.7 million of cash for investing activities and used $45.4 million of cash for financing activities.

Operating Activities
In the first six months of 2023, we generated $23.4 million of net cash from operating activities, as compared to using $107.3 million in the first six months of 2022, primarily due to decreased working capital requirements. Accounts receivable have decreased in the first six months of 2023 as a result of lower revenue. In addition, we paid $50.1 million of income taxes related to the sale of Persol Holdings common stock in the first six months of 2022 and $29.5 million related to deferred U.S. payroll taxes in the first quarter of 2022.

Trade accounts receivable totaled $1.4 billion at the end of the second quarter of 2023. Global DSO was 61 days at the end of the second quarter of 2023 and at year-end 2022 and 63 days at the end of the second quarter of 2022.

Our working capital position (total current assets less total current liabilities) was $573.3 million at the end of the second quarter of 2023, a decrease of $13.1 million from year-end 2022. Excluding the decrease in cash, working capital increased $15.8 million from year-end 2022. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the second quarter of 2023 and at year-end 2022.

Investing Activities
In the first six months of 2023, we used $7.7 million of cash for investing activities, as compared to generating $175.6 million in the first six months of 2022. Included in cash used for investing activities in the first six months of 2023 is $9.3 million of cash used for capital expenditures primarily related to technology programs and IT infrastructure, partially offset by $2.0 million for the receipt of the final payment in connection with an investment that was sold in 2021. Included in cash generated from investing activities in the first six months of 2022 is $196.9 million of proceeds from the sale of the investment in Persol Holdings and $119.5 million of proceeds from the sale of almost all of the Company's shares in our equity investment in PersolKelly Pte. Ltd. This was partially offset by $58.3 million of cash used for the acquisition of RocketPower in March 2022, net of cash received, and $84.8 million of cash used for the acquisition of PTS in May 2022, net of cash received.

Financing Activities
We used $45.4 million of cash for financing activities in the first six months of 2023, as compared to using $33.9 million in the first six months of 2022. The change in cash used for financing activities was primarily related to the year-over-year change in the buyback of the Company's common shares and the year-over-year change in dividend payments. In the first six months of 2023, the buyback of $34.8 million represents repurchases of the Company's Class A common stock as part of the share repurchase program. In the first six months of 2022, the $27.2 million represents the buyback of the Company's common shares held by Persol Holdings. Dividends paid per common share were $0.075 in the first two quarters of 2023, $0.075 in Q2 2022 and $0.050 in Q1 2022.

Changes in net cash used for financing activities are also impacted by short-term borrowing activities. There was no debt at the end of the second quarter of 2023 and debt totaled $0.7 million at year-end 2022, which represented local borrowings. The changes in short-term borrowings in the first six months of 2023 were primarily due to payments on local lines of credit. There was no change in short-term borrowings in the first six months of 2022. Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the second quarter of 2023 and 0.1% at year-end 2022.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the second quarter of 2023, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
As of the second quarter of 2023, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $100.6 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $49.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the second quarter of 2023, we met the debt covenants related to our revolving credit facility and securitization facility.
We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We expect our working capital requirements to increase if demand for our services increases. We also expect to use $7.4 million of cash for repurchases of the Company's Class A common stock for the remainder of 2023 pursuant to the $50.0 million plan approved by the Company's board of directors on November 9, 2022.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (i) changing market and economic conditions, (ii) disruption in the labor market and weakened demand for human capital resulting from technological advances, loss of large corporate customers and government contractor requirements, (iii) the impact of laws and regulations (including federal, state and international tax laws), (iv) unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, (v) litigation and other legal liabilities (including tax liabilities) in excess of our estimates, (vi) our ability to achieve our business's anticipated growth strategies, (vii) our future business development, results of operations and financial condition, (viii) damage to our brands, (ix) dependency on third parties for the execution of critical functions, (x) conducting business in foreign countries, including foreign currency fluctuations, (xi) availability of temporary workers with appropriate skills required by customers, (xii) cyberattacks or other breaches of network or information technology security, and (xiii) other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2023 second quarter earnings.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2023, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
April 3, 2023 through May 7, 2023	556,878	$16.37	556,196	$14.8

May 8, 2023 through June 4, 2023	231,415	17.03	224,467	$11.0

June 5, 2023 through July 2, 2023	202,113	17.78	201,902	$7.4

Total	990,406	$16.81	982,565
On November 9, 2022, the Company's board of directors approved a plan for the Company to repurchase shares of its Class A common stock with a market value not to exceed $50.0 million through transactions executed in the open market within one year. We may also reacquire shares outside the program in connection with shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 7,841 shares were reacquired in transactions outside the repurchase program during the Company’s second quarter of 2023.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the second quarter ended July 2, 2023, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Date: August 10, 2023

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2023

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)