Form 10-Q
period 2023-10-01
KELLY SERVICES INC
filed 2023-11-09
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
OR
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
Yes ☐ No ☒
At October 30, 2023, 31,953,850 shares of Class A and 3,321,601 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue from services	$1,118.0	$1,167.9	$3,603.5	$3,731.6

Cost of services	889.5	927.3	2,880.3	2,970.0

Gross profit	228.5	240.6	723.2	761.6

Selling, general and administrative expenses	228.4	231.1	703.8	707.3

Asset impairment charge	—	—	2.4	—

Goodwill impairment charge	—	30.7	—	30.7

Loss on disposal	—	0.2	—	18.7

Gain on sale of assets	—	—	—	(5.3)

Earnings (loss) from operations	0.1	(21.4)	17.0	10.2

Loss on investment in Persol Holdings	—	—	—	(67.2)

Loss on currency translation from liquidation of subsidiary	—	—	—	(20.4)

Other income (expense), net	1.6	0.2	3.0	1.9

Earnings (loss) before taxes and equity in net earnings of affiliate	1.7	(21.2)	20.0	(75.5)

Income tax expense (benefit)	(4.9)	(5.0)	(5.0)	(13.1)

Net earnings (loss) before equity in net earnings of affiliate	6.6	(16.2)	25.0	(62.4)

Equity in net earnings of affiliate	—	—	—	0.8

Net earnings (loss)	$6.6	$(16.2)	$25.0	$(61.6)

Basic earnings (loss) per share	$0.18	$(0.43)	$0.68	$(1.62)
Diluted earnings (loss) per share	$0.18	$(0.43)	$0.67	$(1.62)

Average shares outstanding (millions):
Basic	35.4	37.9	36.2	38.2
Diluted	35.8	37.9	36.5	38.2
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net earnings (loss)	$6.6	$(16.2)	$25.0	$(61.6)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.0, $0.1, $0.1, and tax expense of $0.0, respectively	(4.3)	(8.8)	0.8	(17.4)
Less: Reclassification adjustments included in net earnings (loss) - liquidation of Japan subsidiary	—	—	—	20.4
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	—	1.9	—	4.6
Foreign currency translation adjustments	(4.3)	(6.9)	0.8	7.6

Other comprehensive income (loss)	(4.3)	(6.9)	0.8	7.6

Comprehensive income (loss)	$2.3	$(23.1)	$25.8	$(54.0)

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	October 1, 2023	January 1, 2023
Assets
Current Assets
Cash and equivalents	$117.2	$153.7
Trade accounts receivable, less allowances of $11.1 and $11.2 respectively	1,388.2	1,491.6
Prepaid expenses and other current assets	86.1	69.9
Total current assets	1,591.5	1,715.2

Noncurrent Assets
Property and equipment:
Property and equipment	167.0	166.8
Accumulated depreciation	(138.2)	(139.0)
Net property and equipment	28.8	27.8
Operating lease right-of-use assets	59.9	66.8
Deferred taxes	315.3	299.7
Goodwill, net	151.1	151.1
Other assets	403.4	403.2
Total noncurrent assets	958.5	948.6

Total Assets	$2,550.0	$2,663.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	October 1, 2023	January 1, 2023
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$—	$0.7
Accounts payable and accrued liabilities	647.5	723.3
Operating lease liabilities	13.2	14.7
Accrued payroll and related taxes	287.8	315.8
Accrued workers’ compensation and other claims	22.8	22.9
Income and other taxes	54.0	51.4
Total current liabilities	1,025.3	1,128.8

Noncurrent Liabilities
Operating lease liabilities	51.5	55.0
Accrued workers’ compensation and other claims	40.5	40.7
Accrued retirement benefits	185.6	174.1
Other long-term liabilities	11.4	11.0
Total noncurrent liabilities	289.0	280.8

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 shares authorized; 35.2 shares issued at 2023 and 35.1 shares issued at 2022	35.2	35.1
Class B common stock, 10.0 shares authorized; 3.3 shares issued at 2023 and 3.4 shares issued at 2022	3.3	3.4
Treasury stock, at cost
Class A common stock, 3.2 shares at 2023 and 1.0 shares at 2022	(56.8)	(19.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	29.3	28.0
Earnings invested in the business	1,233.0	1,216.3
Accumulated other comprehensive income (loss)	(7.7)	(8.5)
Total stockholders’ equity	1,235.7	1,254.2

Total Liabilities and Stockholders’ Equity	$2,550.0	$2,663.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Capital Stock
Class A common stock
Balance at beginning of period	$35.2	$35.1	$35.1	$36.7
Conversions from Class B	—	—	0.1	—
Share retirement	—	—	—	(1.6)
Balance at end of period	35.2	35.1	35.2	35.1

Class B common stock
Balance at beginning of period	3.3	3.4	3.4	3.4
Conversions to Class A	—	—	(0.1)	—
Balance at end of period	3.3	3.4	3.3	3.4

Treasury Stock
Class A common stock
Balance at beginning of period	(50.7)	(11.9)	(19.5)	(14.5)
Net issuance of stock awards and other	1.3	0.1	4.9	2.7
Purchase of treasury stock	(7.4)	—	(42.2)	—
Balance at end of period	(56.8)	(11.8)	(56.8)	(11.8)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	29.0	24.9	28.0	23.9
Net issuance of stock awards	0.3	1.7	1.3	2.7
Balance at end of period	29.3	26.6	29.3	26.6

Earnings Invested in the Business
Balance at beginning of period	1,229.1	1,239.2	1,216.3	1,315.0
Net earnings (loss)	6.6	(16.2)	25.0	(61.6)
Dividends	(2.7)	(2.9)	(8.3)	(7.7)
Share retirement	—	—	—	(25.6)
Balance at end of period	1,233.0	1,220.1	1,233.0	1,220.1

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(3.4)	(13.2)	(8.5)	(27.7)
Other comprehensive income (loss), net of tax	(4.3)	(6.9)	0.8	7.6
Balance at end of period	(7.7)	(20.1)	(7.7)	(20.1)

Stockholders’ Equity at end of period	$1,235.7	$1,252.7	$1,235.7	$1,252.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net earnings (loss)	$25.0	$(61.6)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Asset impairment charge	2.4	—
Goodwill impairment charge	—	30.7
Deferred income taxes on goodwill impairment charge	—	(5.3)
Loss on disposal	—	18.7
Depreciation and amortization	25.6	24.7
Operating lease asset amortization	12.4	14.2
Provision for credit losses and sales allowances	1.4	1.7
Stock-based compensation	7.9	5.9
Gain on sale of equity securities	(2.0)	—
Loss on investment in Persol Holdings	—	67.2
Loss on currency translation from liquidation of subsidiary	—	20.4
Gain on foreign currency remeasurement	—	(5.5)
Gain on sale of assets	—	(5.3)
Equity in net earnings of PersolKelly Asia Pacific	—	(0.8)
Other, net	0.5	3.5
Changes in operating assets and liabilities, net of acquisition	(39.8)	(220.2)
Net cash from (used in) operating activities	33.4	(111.7)

Cash flows from investing activities:
Capital expenditures	(12.4)	(5.6)
Proceeds from sale of assets	—	4.5
Acquisition of company, net of cash received	—	(143.1)
Cash disposed from sale of Russia, net of proceeds	—	(6.0)
Proceeds from company-owned life insurance	—	1.5
Proceeds from sale of Persol Holdings investment	—	196.9
Proceeds from sale of equity method investment	—	119.5
Proceeds from equity securities	2.0	—
Other investing activities	(0.4)	—
Net cash (used in) from investing activities	(10.8)	167.7

Cash flows from financing activities:
Net change in short-term borrowings	(0.7)	0.2
Financing lease payments	(1.0)	(1.2)
Dividend payments	(8.3)	(7.7)
Payments of tax withholding for stock awards	(1.7)	(0.9)
Buyback of common shares	(42.2)	(27.2)
Contingent consideration payments	(2.5)	(0.7)
Other financing activities	(0.2)	0.1
Net cash used in financing activities	(56.6)	(37.4)

Effect of exchange rates on cash, cash equivalents and restricted cash	(1.9)	(7.4)

Net change in cash, cash equivalents and restricted cash	(35.9)	11.2
Cash, cash equivalents and restricted cash at beginning of period	162.4	119.5

Cash, cash equivalents and restricted cash at end of period (1)	$126.5	$130.7

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	39 Weeks Ended
	October 1, 2023	October 2, 2022
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$117.2	$122.4
Restricted cash included in prepaid expenses and other current assets	0.9	0.8
Noncurrent assets:
Restricted cash included in other assets	8.4	7.5
Cash, cash equivalents and restricted cash at end of period	$126.5	$130.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2023 (the 2022 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K. The Company’s third fiscal quarter ended on October 1, 2023 and October 2, 2022, each of which contained 13 weeks. The corresponding September year-to-date periods for 2023 and 2022 each contained 39 weeks.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	Third Quarter		September Year to Date
	2023	2022	2023	2022
Professional & Industrial
Staffing services	$253.8	$297.9	$785.6	$942.3
Permanent placement	3.1	6.1	10.9	24.0
Outcome-based services	107.6	104.6	334.8	302.4
Total Professional & Industrial	364.5	408.6	1,131.3	1,268.7

Science, Engineering & Technology
Staffing services	197.7	220.6	601.2	664.3
Permanent placement	4.3	7.1	14.1	23.6
Outcome-based services	93.7	93.6	288.2	274.8
Total Science, Engineering & Technology	295.7	321.3	903.5	962.7

Education
Staffing services	126.6	103.0	578.3	427.4
Permanent placement	1.5	1.3	5.6	5.8
Total Education	128.1	104.3	583.9	433.2

Outsourcing & Consulting
Talent solutions	114.1	118.5	342.4	352.0
Total Outsourcing & Consulting	114.1	118.5	342.4	352.0

International
Staffing services	214.5	205.8	639.3	684.7
Permanent placement	5.7	5.3	17.2	17.8
Talent solutions	0.4	4.4	1.0	13.4
Total International	220.6	215.5	657.5	715.9

Total Intersegment	(5.0)	(0.3)	(15.1)	(0.9)

Total Revenue from Services	$1,118.0	$1,167.9	$3,603.5	$3,731.6

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

The below table presents our revenues disaggregated by geography (in millions of dollars):

	Third Quarter		September Year to Date
	2023	2022	2023	2022
Americas
United States	$795.5	$861.0	$2,647.1	$2,746.5
Canada	50.9	43.3	142.2	122.7
Puerto Rico	26.5	28.3	81.1	84.8
Mexico	18.4	10.9	55.1	32.4
Total Americas Region	891.3	943.5	2,925.5	2,986.4

Europe
Switzerland	57.0	55.2	165.9	165.5
Portugal	48.6	41.9	142.3	125.8
France	47.0	45.8	145.0	150.8
Italy	16.1	16.4	49.5	54.3
Russia	—	5.0	—	63.4
Other	47.1	49.8	142.4	152.8
Total Europe Region	215.8	214.1	645.1	712.6

Total Asia-Pacific Region	10.9	10.3	32.9	32.6

Total Kelly Services, Inc.	$1,118.0	$1,167.9	$3,603.5	$3,731.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	Third Quarter		September Year to Date
	2023	2022	2023	2022
Science, Engineering & Technology
Americas	$292.0	$317.2	$891.4	$951.4
Europe	3.7	4.1	12.1	11.3
Total Science, Engineering & Technology	$295.7	$321.3	$903.5	$962.7

Outsourcing & Consulting
Americas	$94.1	$103.1	$281.2	$302.5
Europe	9.1	5.1	28.3	16.9
Asia-Pacific	10.9	10.3	32.9	32.6
Total Outsourcing & Consulting	$114.1	$118.5	$342.4	$352.0

International
Americas	$17.6	$10.6	$52.8	$31.5
Europe	203.0	204.9	604.7	684.4
Total International	$220.6	$215.5	$657.5	$715.9

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $3.3 million as of third quarter-end 2023 and $2.7 million as of year-end 2022. Amortization expense for the deferred costs in the third quarter and September year-to-date 2023 was $1.7 million and $5.5 million, respectively. Amortization expense for the deferred costs in the third quarter and September year-to-date 2022 was $3.2 million and $7.0 million, respectively.

3. Credit Losses
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	September Year to Date
	2023	2022
Allowance for credit losses:
Beginning balance	$7.7	$9.4
Current period provision	1.4	1.3
Currency exchange effects	0.1	(0.4)
Write-offs	(1.5)	(1.8)
Ending balance	$7.7	$8.5

Write-offs are presented net of recoveries, which were not material for third quarter-end 2023 or 2022. No other allowances related to other receivables were material as of third quarter-end 2023 or year-end 2022.

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

Pediatric Therapeutic Services

On May 2, 2022, KSU acquired 100% of the membership interests of PTS for a purchase price of $82.1 million. PTS is a specialty firm that provides and manages various state and federally mandated in-school therapy services. This acquisition expands Education's K-12 solution offering in the education staffing market and serves as an entry point into the therapeutic services market. Under terms of the purchase agreement, the purchase price was adjusted for cash held by PTS at the closing date and estimated working capital adjustments resulting in the Company paying cash of $85.7 million. Total consideration included $1.1 million of additional consideration that was payable to the seller related to employee retention credits and was recorded in accounts payable and accrued liabilities in the consolidated balance sheet. In the third quarter of 2022, the Company paid $0.1 million of the employee retention credits and the remaining $1.0 million was paid in the second quarter of 2023. There is no remaining liability related to the additional consideration as of third quarter-end 2023. The total consideration at the time of purchase was as follows (in millions of dollars):

Cash consideration paid	$85.7
Additional consideration payable	1.1
Total consideration	$86.8

As of May 2023, the purchase price allocation for this acquisition was final. PTS's results of operations are included in the Education segment. Our consolidated revenues for September year-to-date 2023 included $37.4 million from PTS. Our consolidated earnings from operations for September year-to-date 2023 included $5.2 million from PTS. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the Education operating segment. All of the goodwill is expected to be deductible for tax purposes.

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

As of first quarter-end 2023, the purchase price allocation for this acquisition was final. RocketPower's results of operations are included in the OCG segment. Our consolidated revenues for September year-to-date 2023 included $5.8 million from

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
RocketPower and our consolidated earnings from operations for September year-to-date 2023 included a loss of $4.5 million from RocketPower. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the OCG operating segment. The amount of goodwill expected to be deductible for tax purposes is approximately $27.5 million. In the third and fourth quarters of 2022, changes in market conditions triggered interim impairment tests for both long-lived assets and goodwill, resulting in the Company recording a goodwill impairment charge of $41.0 million.

Disposition

On July 20, 2022, the Company completed the sale of its Russia operations, which was included in the Company's International operating segment. The Company received cash proceeds of $7.4 million, which was less than the cash disposed of in the sale, resulting in investing cash outflows of $6.0 million in the consolidated statements of cash flows. The disposal group was previously reported as held for sale as of our second quarter-end 2022 with an $18.5 million impairment charge associated with the transaction. The total loss on the sale was $18.7 million, resulting from an additional $0.2 million loss on the transaction in the third quarter of 2022, which was recorded in loss on disposal in the consolidated statements of earnings. The loss on disposal includes the liquidation of the cumulative translation adjustment of $1.4 million.

The disposal group did not meet the requirements to be classified as discontinued operations as the sale did not have a material effect on the Company's operations and did not represent a strategic shift in the Company's strategy. Our consolidated earnings before taxes for the third quarter and September year-to-date 2022 included $0.3 million and $1.4 million, respectively, from the Russia operations.

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

After the sale, the Company has a 2.5% ownership interest in the JV and discontinued its use of equity method accounting. The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote). The equity investment, included in other assets on the Company’s consolidated balance sheet, totaled $6.4 million as of third quarter-end 2023 and year-end 2022.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of third quarter-end 2023 and year-end 2022 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of Third Quarter-End 2023
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$45.0	$45.0	$—	$—
Total assets at fair value	$45.0	$45.0	$—	$—

Brazil indemnification	$(2.9)	$—	$—	$(2.9)
Total liabilities at fair value	$(2.9)	$—	$—	$(2.9)

	As of Year-End 2022
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$108.3	$108.3	$—	$—
Total assets at fair value	$108.3	$108.3	$—	$—

Brazil indemnification	$(3.4)	$—	$—	$(3.4)
Greenwood/Asher earnout	(3.3)	—	—	(3.3)
Total liabilities at fair value	$(6.7)	$—	$—	$(6.7)

Money market funds represent investments in money market funds that hold government securities, of which $8.3 million as of third quarter-end 2023 and $8.6 million as of year-end 2022 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of third quarter-end 2023 and year-end 2022 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

As of third quarter-end 2023, the Company had an indemnification liability totaling $2.9 million with $0.1 million in accounts payable and accrued liabilities and $2.8 million in other long-term liabilities, and $3.4 million at year-end 2022, with $0.3 million in accounts payable and accrued liabilities and $3.1 million in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a Level 3 liability, and is being measured on a recurring basis. The Company made a $0.6 million payment to settle various indemnification claims in the second quarter of 2023. During September year-to-date 2023 and 2022, the Company recognized an increase of $0.1 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, with a remaining liability of $3.3 million at year-end 2022 in accounts payable and accrued liabilities in the consolidated balance sheet. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a Level 3 liability. During the first quarter of 2023, the Company paid the remaining earnout liability totaling $3.3 million, representing the year two portion of the earnout. In the consolidated statements of cash flows, $1.4 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. There is no remaining earnout liability as of third quarter-end 2023. During the first quarter of 2022, the Company paid the year one portion of the earnout totaling $2.3 million. In the consolidated statements of cash flows, $0.7 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. During the second quarter of 2022, the Company reassessed the value of the indemnification liability and determined it was necessary to record an increase to the liability of $0.7 million.

The Company recorded an initial earnout liability relating to the 2022 acquisition of RocketPower, totaling $0.6 million, with $0.5 million in accounts payable and accrued liabilities and $0.1 million in other long-term liabilities in the consolidated balance sheet as of second quarter-end 2022 (see Acquisitions and Disposition footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a Level 3 liability. In the third quarter of 2022, we reassessed the value of the earnout liability and determined that the fair value was zero. There have been no changes to the value as a result of third quarter 2023 assessments and there is no related liability as of third quarter-end 2023. The maximum total cash payments which may be due related to the earnout liability is $12.9 million, which represents the second year earnout period. There is no longer a maximum cash payment or liability associated with the first year earnout as the corresponding period has concluded.

Equity Investment Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in the JV (see Investment in PersolKelly Pte. Ltd. footnote), with the remaining 2.5% interest now being measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The sale of the shares of the JV represented an observable transaction requiring the Company to calculate the current fair value based on the purchase price of the shares, in which the resulting adjustment was not material. The investment totaled $6.4 million as of third quarter-end 2023, representing total cost plus observable price changes to date.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Restructuring and Transformation Activities
2023 Actions

In the first quarter of 2023, the Company undertook restructuring actions to further our cost management efforts in response to the current demand levels and reflect a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. Restructuring costs incurred in the first quarter of 2023 totaled $6.6 million and were recorded entirely in selling, general and administrative ("SG&A") expenses in the consolidated statements of earnings.

In the second quarter of 2023, the Company announced a comprehensive transformation initiative that includes actions that will further streamline the Company's operating model to enhance organizational efficiency and effectiveness. The total costs incurred related to these transformation activities in the second quarter of 2023 totaled $8.0 million. The transformation activities included $4.5 million of costs to execute the transformation initiatives through the use of an external consultant, a $2.4 million impairment charge for right-of-use assets related to an unoccupied office space lease and additional severance of $1.1 million, net of adjustments. The impairment charge related to the right-of-use assets is recorded in the asset impairment charge in the consolidated statements of earnings. The costs to execute and severance are included in the $5.6 million of restructuring costs incurred in the second quarter of 2023, net of prior period adjustments, and are recorded in SG&A expenses in the consolidated statements of earnings, as detailed further below.

In the third quarter of 2023, the Company incurred $15.4 million of restructuring charges and transformation fees as a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. The third quarter transformation activities include $10.4 million of additional severance, $4.5 million of costs to execute the transformation through the use of an external consultant, and $0.5 million of lease termination costs. The severance, costs to execute, and lease termination costs are recorded in SG&A expenses in the consolidated statements of earnings.

The restructuring and transformation costs included in SG&A are detailed below for the third quarter and September year-to-date 2023 (in millions of dollars):

	Third Quarter			September Year to Date
	Severance Costs	Lease Termination Costs, Transformation and Other	Total	Severance Costs	Lease Termination Costs, Transformation and Other	Total

Professional & Industrial	$3.6	$0.4	$4.0	$6.6	$0.7	$7.3
Science, Engineering & Technology	0.6	0.1	0.7	1.0	0.2	1.2
Education	0.6	—	0.6	1.0	—	1.0
Outsourcing & Consulting	1.8	—	1.8	2.3	—	2.3
International	—	—	—	0.6	—	0.6
Corporate	3.8	4.5	8.3	4.6	10.6	15.2
Total	$10.4	$5.0	$15.4	$16.1	$11.5	$27.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2022 Actions

In the first quarter of 2022, the Company took restructuring actions designed to increase efficiency. There were no restructuring charges in the second or third quarters of 2022. Restructuring costs incurred in the first quarter of 2022 totaled $1.7 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings, as detailed below (in millions of dollars):

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

Accrual Summary

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2022	$0.3
Accruals	6.6
Reductions for cash payments	(1.0)
Balance as of first quarter-end 2023	5.9
Accruals	5.9
Reductions for cash payments	(3.0)
Accrual adjustments	(0.3)
Balance as of second quarter-end 2023	8.5
Accruals	15.4
Reductions for cash payments	(13.0)
Accrual adjustments and write-offs	(0.3)
Balance as of third quarter-end 2023	$10.6

The remaining balance of $10.6 million as of third quarter-end 2023 primarily represents the costs to execute the transformation initiatives and severance costs, and the majority is expected to be paid by first quarter-end 2024. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Goodwill and Intangible Assets
As of third quarter-end 2023, there were no changes in the carrying amount of goodwill from year-end 2022.

2022 Goodwill Impairment

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

The goodwill resulting from the acquisition of RocketPower during the first quarter of 2022 was allocated to the OCG reportable segment. (See Acquisitions and Disposition footnote for more details.)

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

We performed an interim step one quantitative test for RocketPower’s goodwill and determined that the estimated fair value of the reporting unit no longer exceeded the carrying value. Based on the result of our interim goodwill impairment test as of third quarter 2022, we recorded a goodwill impairment charge of $30.7 million to write off a portion of RocketPower’s goodwill, and subsequently wrote-off the remaining goodwill balance of $10.3 million in the fourth quarter of 2022.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the third quarter and September year-to-date 2023 and 2022 are included in the table below. Amounts in parentheses indicate debits.

	Third Quarter		September Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(2.3)	$(10.5)	$(7.4)	$(25.0)
Other comprehensive income (loss) before reclassifications	(4.3)	(8.8)	0.8	(17.4)
Amounts reclassified from accumulated other comprehensive income (loss) - liquidation of Japan subsidiary	—	—	—	20.4	(1)
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other	—	1.9	—	4.6	(2)
Net current-period other comprehensive income (loss)	(4.3)	(6.9)	0.8	7.6
Ending balance	(6.6)	(17.4)	(6.6)	(17.4)

Pension liability adjustments:
Beginning balance	(1.1)	(2.7)	(1.1)	(2.7)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	—	—	—
Ending balance	(1.1)	(2.7)	(1.1)	(2.7)

Total accumulated other comprehensive income (loss)	$(7.7)	$(20.1)	$(7.7)	$(20.1)

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.  Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the third quarter and September year-to-date 2023 and 2022 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2023	2022	2023	2022
Net earnings (loss)	$6.6	$(16.2)	$25.0	$(61.6)
Less: earnings allocated to participating securities	(0.1)	—	(0.5)	—
Net earnings (loss) available to common shareholders	$6.5	$(16.2)	$24.5	$(61.6)

Average shares outstanding (millions):
Basic	35.4	37.9	36.2	38.2
Dilutive share awards	0.4	—	0.3	—
Diluted	35.8	37.9	36.5	38.2

Basic earnings (loss) per share	$0.18	$(0.43)	$0.68	$(1.62)
Diluted earnings (loss) per share	$0.18	$(0.43)	$0.67	$(1.62)

Dilutive share awards are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the third quarter of 2023 and September year-to-date 2023 (see Stock-Based Compensation footnote for a description of performance shares). Due to our net loss in the third quarter of 2022 and September year-to-date 2022, potentially dilutive shares primarily related to deferred common stock associated with the non-employee directors deferred compensation plan of 0.2 million shares had an anti-dilutive effect on diluted earnings per share. Accordingly, the impact of these shares were excluded from the computation for the third quarter of 2022 and September year-to-date 2022. Dividends paid per share for Class A and Class B common stock were $0.075 for the third quarter of 2023 and 2022, $0.225 for September year-to-date 2023 and $0.20 for September year-to-date 2022.

In November 2022, the Company's board of directors authorized a $50.0 million Class A share repurchase program, which was completed in August 2023. During the third quarter of 2023 and through September year-to-date 2023, the Company repurchased 414,534 shares for $7.4 million and 2,496,827 shares for $42.2 million, respectively. A total of 2,971,471 shares were repurchased under the share repurchase program at an average price of $16.83 per share.

12.  Stock-Based Compensation
For the third quarter of 2023, the Company recognized stock compensation expense of $2.3 million and a related tax benefit of $0.4 million. For the third quarter of 2022, the Company recognized stock compensation expense of $2.1 million and a related tax benefit of $0.3 million. For September year-to-date 2023, the Company recognized stock compensation expense of $7.9 million and a related tax benefit of $1.1 million. For September year-to-date 2022, the Company recognized stock compensation expense of $5.9 million and a related tax benefit of $0.8 million.
Performance Shares
2023 Grant
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2021 Grant

In December 2021, the Compensation Committee approved an additional retention-based grant of 308,000 financial measure performance awards to certain senior officers which may be earned upon achievement of three financial goals over a performance period beginning in fiscal 2022 through the third quarter of 2024, with each goal having a unique projected achievement date. Each goal can be earned independent of the other two goals. Any shares earned during the performance period will cliff-vest three years after achievement of the respective performance goals and approval of the financial results by the Compensation Committee.

On February 14, 2023, the Compensation Committee approved the actual performance achievement of one of the financial goals related to the 2021 retention-based grant. At the same meeting, the Compensation Committee approved a modification to accelerate the vesting for the goal earned, where half of these awards vested immediately upon approval of the results and the remaining half vested in August 2023, if not forfeited by the recipient. We accounted for this change as a Type I modification under ASC 718 as the expectation of vesting remained probable-to-probable post modification. The Company did not record any incremental stock compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification. The Company recognized the remaining stock compensation expense over the remaining portion of the modified service requisite period.

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

A summary of the status of all nonvested performance shares at target as of third quarter-end 2023 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2022	692	$19.41
Granted	246	15.18
Vested	(200)	18.42
Forfeited	(39)	16.88
Nonvested at third quarter-end 2023	699	$17.48

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Restricted Stock

A summary of the status of nonvested restricted stock as of third quarter-end 2023 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2022	607	$20.27
Granted	476	17.29
Vested	(171)	20.98
Forfeited	(104)	19.21
Nonvested at third quarter-end 2023	808	$18.50

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

14.  Other Income (Expense), Net
Included in other income (expense), net for the third quarter and September year-to-date 2023 and 2022 are the following:

	Third Quarter		September Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Interest income	$2.1	$0.7	$4.8	$1.2
Interest expense	(1.0)	(0.5)	(2.4)	(1.6)
Foreign exchange gains (losses)	0.5	0.1	(1.5)	5.7
Other	—	(0.1)	2.1	(3.4)
Other income (expense), net	$1.6	$0.2	$3.0	$1.9
Included in Other for September year-to-date 2023 is a gain of $2.0 million for the receipt of final proceeds in connection with our investment in Business Talent Group, LLC that was sold in 2021. Included in foreign exchange gains (losses) for September year-to-date 2022 is a $5.5 million foreign exchange gain on a U.S. dollar-denominated cash balance held by the Company's Japan entity (see Investment in Persol Holdings footnote). Included in Other for September year-to-date 2022 is $0.8 million of expense related to the remeasurement of the Brazil indemnification liability (see Fair Value Measurements footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
15. Income Taxes
Income tax benefit was $4.9 million for the third quarter of 2023 and $5.0 million for the third quarter of 2022. Income tax benefit was $5.0 million for September year-to-date 2023 and $13.1 million for September year-to-date 2022. The quarterly variance primarily relates to changes in pretax income, in the cash surrender value of tax-exempt investments in life insurance policies, and from the release of $5.1 million valuation allowance relating to our German business in the third quarter of 2023. The year-to-date amounts are impacted by the same items, along with non-deductible impairment charges on our Russian operations in the second quarter of 2022 and changes in the fair value of the Company's investment in Persol Holdings in the first quarter of 2022.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At third quarter-end 2023 and year-end 2022, the gross accrual for litigation costs amounted to $5.2 million and $2.3 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At third quarter-end 2023 and year-end 2022, the related insurance receivables amounted to $0.2 million and $0.6 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $6.8 million as of third quarter-end 2023. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings of affiliate, for the third quarter and September year-to-date 2023 and 2022. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	Third Quarter		September Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$364.5	$408.6	$1,131.3	$1,268.7
Science, Engineering & Technology	295.7	321.3	903.5	962.7
Education	128.1	104.3	583.9	433.2
Outsourcing & Consulting	114.1	118.5	342.4	352.0
International	220.6	215.5	657.5	715.9

Less: Intersegment revenue	(5.0)	(0.3)	(15.1)	(0.9)

Consolidated Total	$1,118.0	$1,167.9	$3,603.5	$3,731.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Earnings (loss) from Operations:

Professional & Industrial gross profit	$65.5	$70.3	$200.4	$231.2
Professional & Industrial SG&A expenses	(57.7)	(65.3)	(183.8)	(204.1)
Professional & Industrial asset impairment charge	—	—	(0.3)	—
Professional & Industrial earnings from operations	7.8	5.0	16.3	27.1

Science, Engineering & Technology gross profit	68.0	76.3	207.4	225.3
Science, Engineering & Technology SG&A expenses	(47.8)	(53.4)	(150.6)	(161.4)
Science, Engineering & Technology asset impairment charge	—	—	(0.1)	—
Science, Engineering & Technology earnings from operations	20.2	22.9	56.7	63.9

Education gross profit	19.8	16.6	91.6	69.2
Education SG&A expenses	(22.4)	(21.4)	(69.3)	(60.4)
Education earnings (loss) from operations	(2.6)	(4.8)	22.3	8.8

Outsourcing & Consulting gross profit	41.5	44.1	124.4	127.6
Outsourcing & Consulting SG&A expenses	(39.0)	(37.7)	(117.2)	(111.8)
Outsourcing & Consulting asset impairment charge	—	—	(2.0)	—
Outsourcing & Consulting goodwill impairment charge	—	(30.7)	—	(30.7)
Outsourcing & Consulting earnings (loss) from operations	2.5	(24.3)	5.2	(14.9)

International gross profit	33.7	33.3	99.4	108.3
International SG&A expenses	(31.2)	(31.4)	(96.2)	(99.2)
International earnings from operations	2.5	1.9	3.2	9.1

Corporate	(30.3)	(21.9)	(86.7)	(70.4)
Loss on disposal	—	(0.2)	—	(18.7)
Gain on sale of assets	—	—	—	5.3
Consolidated Total	0.1	(21.4)	17.0	10.2
Loss on investment in Persol Holdings	—	—	—	(67.2)
Loss on currency translation from liquidation of subsidiary	—	—	—	(20.4)
Other income (expense), net	1.6	0.2	3.0	1.9

Earnings (loss) before taxes and equity in net earnings of affiliate	$1.7	$(21.2)	$20.0	$(75.5)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	Third Quarter		September Year to Date
	2023	2022	2023	2022
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$0.8	$0.8	$2.5	$2.9
Science, Engineering & Technology	3.1	3.2	9.4	9.5
Education	1.6	1.6	4.7	3.7
Outsourcing & Consulting	1.0	1.0	3.0	2.2
International	0.4	0.3	1.2	1.3

18. Subsequent Events

On November 2, 2023, the Company entered into a definitive agreement for the sale and purchase of all outstanding share capital of Kelly Services Management SARL, which will result in the sale of Kelly’s European staffing business to Gi Group Holdings S.P.A. (“Gi”), one of the largest staffing companies in Europe. The transaction is expected to close in the first quarter of 2024, subject to receipt of required regulatory approvals and other customary closing conditions. Kelly will receive cash proceeds at close equal to €100 million plus adjustments for net working capital and to reflect the cash-free, debt-free transaction basis. There is an additional earnout opportunity of up to €30 million payable in the second quarter of 2024 based on a multiple of an adjusted 2023 EBITDA measure.

As of third quarter-end 2023, the disposal group did not meet the criteria to be classified as held for sale and continues to be accounted for as held for use. Deferred taxes and valuation allowance impacts will be recorded when the disposal group meets the criteria to be accounted for as held for sale which we currently expect to occur in the fourth quarter of 2023.

Concurrently, on November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90 million which matures at the end of January 2024 to manage the foreign currency risk associated with the transaction.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The third quarter marked continued macroeconomic headwinds and further deceleration of the staffing market dynamics we’ve observed for several quarters. Employers in most sectors maintained a guarded approach to hiring and focused on retaining their current workforce amid ongoing economic uncertainty. In more resilient pockets of the economy where employers are in need of talent, the supply of candidates to fill open roles remains constrained. These dynamics continued to put pressure on our business during the quarter, and while we captured growth where it exists, their effects became more noticeable in certain parts of our portfolio.

•Our Education segment continued to report significant year-over-year growth driven by improved fill rates, strong demand from existing customers, and net new customer wins.
•Our higher margin outcome-based solutions in P&I delivered revenue growth as demand for these value-added solutions continues.
•We continued to experience a deceleration in demand for temporary and permanent placement services, which impacted results in our P&I and SET segments.
•We maintained a disciplined approach to managing expenses, including our transformation initiatives, while ensuring Kelly is well positioned to capture demand on the other side of the current economic cycle.

We have remained focused on the future and took aggressive action on our transformation journey to improve Kelly’s profitability and accelerate growth over the long term. Since announcing the transformation in May, our business unit and enterprise function teams, together with the Transformation Management Office, have made substantial progress on multiple initiatives to drive organizational efficiency and effectiveness. The actions we have taken to date included restructuring actions in the quarter. In addition, work has continued throughout the third quarter to:

•Further optimize our operating model to reduce complexity and increase agility
•Renegotiate supplier agreements and real estate contracts
•Align our workforce to achieve a streamlined organizational structure
•Further focus efforts to accelerate growth over both the short- and long-term

These changes represent structural shifts in Kelly’s operations and are delivering meaningful improvement to the Company’s EBITDA margin which we expect to continue through the end of 2023 and beyond.

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

Results of Operations
Total Company
(Dollars in millions)

	Third Quarter				September Year to Date
	2023	2022	% Change		2023	2022	% Change
Revenue from services	$1,118.0	$1,167.9	(4.3)%		$3,603.5	$3,731.6	(3.4)%
Gross profit	228.5	240.6	(5.1)		723.2	761.6	(5.0)
SG&A expenses excluding restructuring charges	213.0	231.1	(7.8)		676.2	705.8	(4.2)
Restructuring charges	15.4	—	NM		27.6	1.5	NM
Total SG&A expenses	228.4	231.1	(1.2)		703.8	707.3	(0.5)
Asset impairment charge	—	—	NM		2.4	—	NM
Goodwill impairment charge	—	30.7	NM		—	30.7	NM
Loss on disposal	—	0.2	NM		—	18.7	NM
Gain on sale of assets	—	—	NM		—	(5.3)	NM
Earnings (loss) from operations	0.1	(21.4)	NM		17.0	10.2	67.0
Loss on investment in Persol Holdings	—	—	NM		—	(67.2)	NM
Loss on currency translation from liquidation of subsidiary	—	—	NM		—	(20.4)	NM
Other income (expense), net	1.6	0.2	NM		3.0	1.9	55.9
Earnings (loss) before taxes and equity in net earnings of affiliate	1.7	(21.2)	NM		20.0	(75.5)	NM
Income tax expense (benefit)	(4.9)	(5.0)	0.1		(5.0)	(13.1)	61.8
Equity in net earnings of affiliate	—	—	NM		—	0.8	NM
Net earnings (loss)	$6.6	$(16.2)	NM	%	$25.0	$(61.6)	NM	%

Gross profit rate	20.4%	20.6%	(0.2)	pts.	20.1%	20.4%	(0.3)	pts.

Third Quarter Results

Revenue from services in the third quarter decreased 4.3% on a reported basis and 5.8% on a constant currency basis. The revenue decline in constant currency reflects revenue declines in Professional & Industrial, Science, Engineering & Technology, Outsourcing & Consulting, and International segments, partially offset by increases in the Education segment. The sale of our Russian operations in July 2022 resulted in a 40 basis points year-over-year decline in constant currency. Compared to the third quarter of 2022, revenue from staffing services decreased 4.2% and revenue from outcome-based services increased 1.6%. In addition, revenue from talent solutions decreased 6.8% and permanent placement revenue decreased 26.3% from the prior year.

Gross profit decreased 5.1% on a reported basis and 6.3% on a constant currency basis. The gross profit rate decreased 20 basis points due primarily to a decrease in permanent placement revenue and higher employee-related costs, partially offset by favorable business mix. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in Science, Engineering & Technology, International, Outsourcing & Consulting, and Education segments while the Professional & Industrial segment gross profit rate increased.

Total SG&A expenses decreased 1.2% on a reported basis and 2.4% on a constant currency basis. Included in SG&A expenses in the third quarter of 2023 was $15.4 million of transformation and restructuring charges. Actions taken in the third quarter of 2023 were a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. The actions build on the strategic progress to monetize non-core assets, reinvest capital in organic and inorganic growth initiatives, and shift to higher-margin, higher-growth business mix. Excluding transformation and restructuring charges, SG&A expenses decreased 7.8% on a reported basis and 9.1% on a constant currency basis and were primarily due to structural workforce reductions as part of our transformation initiatives, as well as lower performance-based incentive compensation expenses in response to lower revenue volume.

Earnings from operations for the third quarter of 2023 totaled $0.1 million, compared to a loss of $21.4 million in the third quarter of 2022. The increase is primarily related to the impact of the prior year goodwill impairment, partially offset by the impact of our 2023 transformation and restructuring charges and the impact of lower SG&A expenses compared to the prior year.

Income tax benefit was $4.9 million for the third quarter of 2023 and income tax benefit was $5.0 million for the third quarter of 2022. Included in the 2023 benefit is $5.1 million related to the reversal of the valuation allowance on deferred tax assets in Germany.

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

The net earnings for the period were $6.6 million, compared to a loss of $16.2 million for the third quarter of 2022.

September Year-to-Date Results

Revenue from services in the first nine months of 2023 decreased 3.4% on a reported basis and 3.8% on a constant currency basis, and reflects revenue declines in Professional & Industrial, International, Science, Engineering & Technology, and Outsourcing & Consulting segments, partially offset by increases in the Education segment. The first quarter impact of our 2022 acquisitions of RocketPower, a RPO solutions provider, and PTS, a specialty firm that provides in-school therapy services, added approximately 50 basis points to the year-to-date revenue growth rate. This was offset by a 170 basis points impact from the July 2022 sale of our Russian operations. Compared to the first nine months of 2022, revenue from staffing services decreased 4.2% and revenue from outcome-based services increased 8.0%. In addition, revenue from talent solutions decreased 6.0% and permanent placement revenue, which is included in revenue from services, decreased 32.9% from the prior year.

Gross profit decreased 5.0% on a reported basis and 5.2% on a constant currency basis on lower revenue volume, combined with a decrease in the gross profit rate. The gross profit rate decreased 30 basis points due primarily to lower permanent placement income and higher employee-related costs, partially offset by favorable business mix. Included in gross profit for the first nine months of 2022 is a one-time permanent placement fee from a large customer, as well as an adjustment to prior periods workers' compensation expenses, resulting in 20 basis points of favorable impact. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses decreased 0.5% on a reported basis and 0.8% on a constant currency basis. Included in SG&A expenses in the first nine months of 2023 was $27.6 million of transformation and restructuring charges. In the first quarter of 2023, actions were taken to further our cost management efforts in response to current demand levels and to reposition our P&I staffing business to better capitalize on opportunities in local markets. In the second and third quarters of 2023, additional actions were taken that will further streamline the Company's operating model to enhance organizational efficiency and effectiveness as part of a comprehensive transformation initiative. Excluding transformation and restructuring charges, SG&A expenses decreased 4.2% on a reported basis and 4.5% on a constant currency basis. The decrease in SG&A expenses primarily related to lower performance-based incentive compensation expenses in response to lower revenue volume, lower salary expenses as a result of transformation-related workforce reductions, as well as reduced expenses from the sale of our Russian operations in 2022.

Impairment of assets in 2023 represents the second quarter impairment of right-of-use assets related to an unoccupied office space lease exited in the quarter. The goodwill impairment charge in 2022 relates to our RocketPower business which delivers recruitment process outsourcing services primarily to customers in the high-tech industry and is included in the OCG segment. Changes in market conditions related to demand in hiring in the high-tech industry and slowing growth in RPO more broadly triggered an interim goodwill impairment test which resulted in an impairment charge of $30.7 million.

Loss on disposal related to the completion of the sale of our Russia operations in July 2022. Gain on sale of assets in the second quarter of 2022 related to the disposition of under-utilized real property located in the United States.

Earnings from operations for the first nine months of 2023 totaled $17.0 million, compared to $10.2 million in the first nine months of 2022. The increase is primarily related to the impact from the prior year goodwill impairment charge and loss on sale of our Russia operations, partially offset by the impact of our 2023 transformation and restructuring charges, asset impairment charge, and the impact of lower revenue compared to the prior year in addition to the impact of the 2022 gain on sale of assets.

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

Income tax benefit was $5.0 million for the first nine months of 2023 and $13.1 million for the first nine months of 2022. Included in the 2023 benefit is $5.1 million related to the reversal of the valuation allowance on deferred tax assets in Germany.

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

The net earnings for the first nine months of 2023 were $25.0 million, compared to a net loss of $61.6 million from the first nine months of 2022. This change was due to the Persol Holdings investment, including the first quarter 2022 sale and related impacts, the 2022 goodwill impairment charge, and the 2022 loss on disposal related to the sale of our Russian operations, partially offset by the 2023 transformation-related charges and higher operating earnings in the first nine months of 2022.

Operating Results By Segment
(Dollars in millions)

	Third Quarter			September Year to Date
	2023	2022	% Change	2023	2022	% Change
Revenue from Services:
Professional & Industrial	$364.5	$408.6	(10.8)%	$1,131.3	$1,268.7	(10.8)%
Science, Engineering & Technology	295.7	321.3	(8.0)	903.5	962.7	(6.2)
Education	128.1	104.3	22.9	583.9	433.2	34.8
Outsourcing & Consulting	114.1	118.5	(3.8)	342.4	352.0	(2.7)
International	220.6	215.5	2.4	657.5	715.9	(8.2)
Less: Intersegment revenue	(5.0)	(0.3)	NM	(15.1)	(0.9)	NM
Consolidated Total	$1,118.0	$1,167.9	(4.3)%	$3,603.5	$3,731.6	(3.4)%

Third Quarter Results
Professional & Industrial revenue from services decreased 10.8%. The decrease was due primarily to a 14.8% decline in revenue from staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services increased by 3.0%. Revenue from permanent placement fees declined 50.0%.

Science, Engineering & Technology revenue from services decreased 8.0%. The revenue decline was driven by declines in hours volume in our staffing specialties, partially offset by higher bill rates. Permanent placement fees declined 38.8% and revenue in our outcome-based services was flat to the prior year.

Education revenue from services increased 22.9%, driven by higher fill rates and increased demand for our services as compared to a year ago, reflecting the impact of strong demand from existing customers and new customer wins.

Outsourcing & Consulting revenue from services decreased 3.8% on a reported basis and 4.0% in constant currency, as revenue declined in RPO and MSP, partially offset by increasing revenue in PPO.

International revenue from services increased 2.4% on a reported basis and decreased 6.2% in constant currency. The increase reflects an 860 basis points impact from foreign exchange during the quarter. Excluding this impact, the decline reflects a 220 basis point decrease from the sale of our Russian operations in July 2022 and the servicing of certain customer programs by OCG in 2023 that were previously in International. This was partially offset by higher hours volume in Mexico and Portugal.

September Year-to-Date Results

Professional & Industrial revenue from services decreased 10.8%. The decrease was due primarily to a 16.6% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services increased 10.7% due to increased demand.

Science, Engineering & Technology revenue from services decreased 6.2% on a reported basis. The decrease was driven by a decline in staffing services resulting from declines in hours volume in our staffing specialties, partially offset by higher bill rates. Permanent placement fees were down 40.1% and revenues from outcome-based services increased 4.9%.

Education revenue from services increased 34.8%, reflecting an increased demand for our services as compared to a year ago, as well as the impact of the acquisition of PTS in May 2022 which added 360 basis points to the year-over-year revenue growth. The revenue increase reflects an increased fill rate and an increased demand for our services from existing customers and from net new customer wins.

Outsourcing & Consulting revenue from services decreased 2.7% on a reported basis, which includes the revenue from the acquisition of RocketPower in March 2022. On an organic basis, revenue declined 3.5%, due primarily to lower PPO and RPO revenue.

International revenue from services decreased 8.2% on a reported basis and decreased 11.2% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022 and the servicing of certain customer programs by OCG in 2023 that were previously in International. Revenues were also impacted by higher hours volume in Portugal and Mexico offset by lower volumes in France, Ireland and Switzerland.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter				September Year to Date
	2023	2022	Change		2023	2022	Change
Gross Profit:
Professional & Industrial	$65.5	$70.3	(6.9)%		$200.4	$231.2	(13.3)%
Science, Engineering & Technology	68.0	76.3	(10.8)		207.4	225.3	(7.9)
Education	19.8	16.6	19.2		91.6	69.2	32.4
Outsourcing & Consulting	41.5	44.1	(6.0)		124.4	127.6	(2.5)
International	33.7	33.3	1.0		99.4	108.3	(8.2)
Consolidated Total	$228.5	$240.6	(5.1)%		$723.2	$761.6	(5.0)%

Gross Profit Rate:
Professional & Industrial	17.9%	17.2%	0.7	pts.	17.7%	18.2%	(0.5)	pts.
Science, Engineering & Technology	23.0	23.7	(0.7)		23.0	23.4	(0.4)
Education	15.5	15.9	(0.4)		15.7	16.0	(0.3)
Outsourcing & Consulting	36.4	37.2	(0.8)		36.3	36.3	—
International	15.3	15.5	(0.2)		15.1	15.1	—
Consolidated Total	20.4%	20.6%	(0.2)	pts.	20.1%	20.4%	(0.3)	pts.

Third Quarter Results

Gross profit for the Professional & Industrial segment decreased on lower revenue volume. In comparison to the prior year, the gross profit rate increased 70 basis points. This increase reflects improved business mix and lower employee-related costs, partially offset by lower permanent placement revenues.

The Science, Engineering & Technology gross profit decreased on lower revenue volume. The gross profit rate also decreased 70 basis points due to lower permanent placement revenues and unfavorable business mix, partially offset by lower employee-related costs.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 40 basis points due to unfavorable business mix, partially offset by lower employee-related costs.

The Outsourcing & Consulting gross profit decreased on lower revenue volume, combined with a decrease in the gross profit rate. The gross profit rate decreased 80 basis points primarily due to a change in business mix within this segment. The decrease was primarily driven by declines in revenue in RPO, which generates higher margins and improving PPO revenue which generates lower margins.

International gross profit increased 1.0% on a reported basis and decreased 7.6% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022 and the servicing of certain customer programs by OCG in 2023. Partially offsetting these impacts was improving gross profit primarily driven by higher revenue volume in Mexico and improved fee-based revenue in Germany which generates higher margins.

September Year-to-Date Results

Gross profit for the Professional & Industrial segment decreased due to lower revenue volume combined with a decrease in the gross profit rate. In comparison to the prior year, the gross profit rate decreased 50 basis points. This decrease reflects lower permanent placement income and higher employee-related costs, partially offset by favorable business mix.

Science, Engineering & Technology gross profit decreased on lower revenue volume and a decrease in the gross profit rate. The gross profit rate decreased 40 basis points due to lower permanent placement revenues, partially offset by favorable business mix.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 30 basis points due primarily to lower permanent placement fees and unfavorable business mix, partially offset by lower employee-related costs.

Outsourcing & Consulting gross profit decreased on lower revenue volume. The gross profit rate was flat to the prior year. Decreased revenues in our high-margin RPO product were offset by higher fee-based income from outplacement services.

International gross profit decreased 8.2% on a reported basis and 11.1% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022 and the servicing of certain customer programs by OCG in 2023. Partially offsetting these impacts was improving gross profit primarily driven by higher revenue volume in Mexico, Portugal and Germany.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2023	2022	% Change	2023	2022	% Change
SG&A Expenses:
Professional & Industrial	$57.7	$65.3	(11.6)%	$183.8	$204.1	(9.9)%
Science, Engineering & Technology	47.8	53.4	(10.4)	150.6	161.4	(6.7)
Education	22.4	21.4	5.0	69.3	60.4	14.8
Outsourcing & Consulting	39.0	37.7	3.3	117.2	111.8	4.7
International	31.2	31.4	(0.7)	96.2	99.2	(3.0)
Corporate expenses	30.3	21.9	37.8	86.7	70.4	23.2
Consolidated Total	$228.4	$231.1	(1.2)%	$703.8	$707.3	(0.5)%

Third Quarter Results

Total SG&A expenses in Professional & Industrial decreased 11.6% from the prior year, or 17.7% excluding restructuring charges of $4.0 million. The decrease excluding restructuring charges is primarily due to lower salary-related costs as a result of cost management in response to lower revenue volume compared to the prior year, as well as transformation-related actions.

Total SG&A expenses in Science, Engineering & Technology decreased 10.4% from the prior year, primarily due to lower performance-based incentive compensation expenses and lower salary-related costs.

Total SG&A expenses in Education increased 5.0% from the prior year, due primarily to higher salary-related expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting increased 3.3% from the prior year, or decreased 1.5% excluding restructuring charges of $1.8 million. The decrease excluding restructuring charges is primarily due to lower performance-based incentive compensation expenses.

Total SG&A expenses in International decreased 0.7% on a reported basis and 8.7% on a constant currency basis. The constant currency decrease was mainly due to lower performance-based incentive compensation expenses and the impact of the sale of our Russian operations in July 2022.

Corporate expenses increased 37.8% from the prior year due to transformation-related charges. Excluding restructuring and transformation charges of $8.3 million, expenses were flat compared to the prior year.

September Year-to-Date Results

Total SG&A expenses in Professional & Industrial decreased 9.9% from the prior year, or 13.4% excluding restructuring charges of $7.3 million. The decrease excluding restructuring charges is primarily due to lower salary-related and performance-based incentive compensation expenses in response to lower revenue volume and transformation-related actions.

Total SG&A expenses in Science, Engineering & Technology decreased 6.7% from the prior year, primarily due to lower performance-based incentive compensation expenses.

Total SG&A expenses in Education increased 14.8% from the prior year and includes the first quarter impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 11.3% from the prior year, due primarily to higher salary-related and performance-based incentive compensation expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting increased 4.7% from the prior year, or 2.8% excluding restructuring charges of $2.3 million, and includes the first quarter impact of the acquisition of RocketPower in March 2022. Excluding restructuring charges and the impact of the RocketPower acquisition, SG&A expenses were flat to prior year.

Total SG&A expenses in International decreased 3.0% on a reported basis and 5.8% on a constant currency basis. This decrease was primarily due to the impact of the sale of our Russian operations in July 2022, partially offset by higher salary-related expenses in most countries and restructuring expenses in the first quarter of 2023.

Corporate expenses increased 23.2% compared to the prior year due primarily to restructuring and transformation charges. Excluding restructuring and transformation charges of $15.2 million, expenses increased 2.6% year-over-year. The increase excluding restructuring charges is primarily due to litigation-related costs.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2023	2022	% Change	2023	2022	% Change
Earnings (Loss) from Operations:
Professional & Industrial	$7.8	$5.0	54.2%	$16.3	$27.1	(40.4)%
Science, Engineering & Technology	20.2	22.9	(11.7)	56.7	63.9	(11.2)
Education	(2.6)	(4.8)	44.8	22.3	8.8	152.7
Outsourcing & Consulting	2.5	(24.3)	NM	5.2	(14.9)	NM
International	2.5	1.9	27.5	3.2	9.1	(64.9)
Corporate	(30.3)	(21.9)	(37.8)	(86.7)	(70.4)	(23.2)
Loss on disposal	—	(0.2)	NM	—	(18.7)	NM
Gain on sale of assets	—	—	NM	—	5.3	NM
Consolidated Total	$0.1	$(21.4)	NM %	$17.0	$10.2	67.0%

Third Quarter Results

Professional & Industrial reported earnings of $7.8 million for the quarter, a 54.2% increase from a year ago. The increase in earnings was primarily due to lower SG&A expenses, partially offset by lower revenue and gross profit.

Science, Engineering & Technology reported earnings of $20.2 million for the quarter, an 11.7% decrease from a year ago. The decrease in earnings was primarily due to declines in revenue and gross profit in most of our specialties within the SET business unit that were partially offset by lower expenses.

Education reported a loss of $2.6 million for the quarter, compared to a loss of $4.8 million a year ago. The change was primarily due to higher revenue and gross profit partially offset by higher expenses.

Outsourcing & Consulting reported earnings of $2.5 million for the quarter, compared to a loss of $24.3 million a year ago, due primarily to the $30.7 million charge related to the impairment of goodwill of RocketPower in the third quarter of 2022. Excluding the goodwill impairment charge, earnings decreased from a year ago as a result of declines in revenue and gross profit as well as restructuring charges in 2023.

International reported earnings of $2.5 million for the quarter, compared to earnings of $1.9 million a year ago. The increase in earnings was primarily due to higher gross profit and lower SG&A expenses.

Corporate expenses increased $8.4 million year-over-year primarily due to $8.3 million of restructuring charges related to ongoing transformation activities.

September Year-to-Date Results

Professional & Industrial reported earnings of $16.3 million for the first nine months of 2023, a 40.4% decrease from a year ago. The decrease in earnings was primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

Science, Engineering & Technology reported earnings of $56.7 million for the first nine months of 2023, an 11.2% decrease from a year ago. The decrease in earnings was primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

Education reported earnings of $22.3 million for the first nine months of 2023, compared to earnings of $8.8 million a year ago. The change was primarily due to the increase in revenue, coupled with good cost management. 2023 results also include the impact of first quarter earnings of $2.7 million from PTS acquired in May 2022.

Outsourcing & Consulting reported earnings of $5.2 million for the first nine months of 2023, compared to a loss of $14.9 million a year ago. The increase in earnings was primarily due to the impact of the prior year $30.7 million charge related to the impairment of goodwill of RocketPower, partially offset by the first quarter 2023 loss of $2.6 million from RocketPower, acquired in March 2022, the impact of a $2.4 million right-of-use asset impairment charge in the second quarter of 2023, the impact of the third quarter of 2023 restructuring charge and the impact of lower revenue and gross profit.

International reported earnings of $3.2 million for the first nine months of 2023, compared to earnings of $9.1 million a year ago. The decrease in earnings was primarily due to lower gross profit, partially offset by lower SG&A expenses.

Loss on disposal related to the completion of the sale of our Russia operations in July 2022. Gain on sale of assets in 2022 related to the disposition of under-utilized real property located in the United States.

Corporate expenses increased $16.3 million year-over-year primarily due to $15.2 million of restructuring charges related to ongoing transformation activities.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $126.5 million at the end of the third quarter of 2023 and $162.4 million at year-end 2022. As further described below, we generated $33.4 million of cash from operating activities, used $10.8 million of cash for investing activities and used $56.6 million of cash for financing activities.

Operating Activities
In the first nine months of 2023, we generated $33.4 million of net cash from operating activities, as compared to using $111.7 million in the first nine months of 2022, primarily due to decreased working capital requirements. Accounts receivable have decreased in the first nine months of 2023 as a result of lower revenue. In addition, we paid $50.1 million of income taxes related to the sale of Persol Holdings common stock in the first nine months of 2022 and $29.5 million related to deferred U.S. payroll taxes in the first quarter of 2022.

Trade accounts receivable totaled $1.4 billion at the end of the third quarter of 2023. Global DSO was 63 days at the end of the third quarter of 2023, 61 days at year-end 2022 and 64 days at the end of the third quarter of 2022.

Our working capital position (total current assets less total current liabilities) was $566.2 million at the end of the third quarter of 2023, a decrease of $20.2 million from year-end 2022. Excluding the decrease in cash, working capital increased $16.3 million from year-end 2022. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the third quarter of 2023 and 1.5 at year-end 2022.

Investing Activities
In the first nine months of 2023, we used $10.8 million of cash for investing activities, as compared to generating $167.7 million in the first nine months of 2022. Included in cash used for investing activities in the first nine months of 2023 is $12.4 million of cash used for capital expenditures primarily related to technology programs and IT infrastructure, partially offset by $2.0 million for the receipt of the final payment in connection with an investment that was sold in 2021. Included in cash generated from investing activities in the first nine months of 2022 was $196.9 million of proceeds from the sale of the investment in Persol Holdings and $119.5 million of proceeds from the sale of almost all of the Company's shares in our equity investment in PersolKelly Pte. Ltd. This was partially offset by $58.3 million of cash used for the acquisition of RocketPower in March 2022, net of cash received, and $84.8 million of cash used for the acquisition of PTS in May 2022, net of cash received and $6.0 million of cash disposed from the sale of Russia in July 2022, net of proceeds.

Financing Activities
We used $56.6 million of cash for financing activities in the first nine months of 2023, as compared to using $37.4 million in the first nine months of 2022. The change in cash used for financing activities was primarily related to the year-over-year change in the buyback of the Company's common shares and the year-over-year change in dividend payments. In the first nine months of 2023, the buyback of $42.2 million represents repurchases of the Company's Class A common stock as part of the share repurchase program. In the first nine months of 2022, the $27.2 million represents the buyback of the Company's common shares held by Persol Holdings. Dividends paid per common share were $0.075 in each of the first three quarters of 2023, $0.075 in both the second and third quarter of 2022, and $0.050 in the first quarter of 2022.

Changes in net cash used for financing activities are also impacted by short-term borrowing activities. There was no debt at the end of the third quarter of 2023 and debt totaled $0.7 million at year-end 2022, which represented local borrowings. The changes in short-term borrowings in the first nine months of 2023 were primarily due to payments on local lines of credit. The change in short term borrowings in the first nine months of 2022 was primarily due to borrowings on local lines of credit.

Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the third quarter of 2023 and 0.1% at year-end 2022.

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
We utilize intercompany loans, dividends, capital contributions and redemptions to effectively manage our cash on a global basis. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the third quarter of 2023, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth. A cash pooling arrangement (the “Cash Pool”) is available to fund general corporate needs internationally. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows countries with excess cash to invest and countries with cash needs to utilize the excess cash.
As of the third quarter of 2023, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $100.6 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $49.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the third quarter of 2023, we met the debt covenants related to our revolving credit facility and securitization facility.
We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the Cash Pool first, and then access our borrowing facilities. We expect our working capital requirements to increase if demand for our services increases. We repurchased $42.2 million of the Company's Class A common stock in fiscal 2023 pursuant to the $50.0 million share repurchase program, which was approved by the Company's board of directors in November 2022 and completed in August 2023.

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
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2023 third quarter earnings.
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

In January 2018, the Hungarian Competition Authority initiated proceedings against a local industry trade association and its members, due to alleged infringement of national competition regulations. The Authority announced its decision on December 18, 2020, levying a fine against the trade association with joint and several secondary liability placed on the 20 member companies. The Competition Authority apportioned secondary liability against us as a member company to be approximately $300,000. Certain member companies exercised their right to challenge the decision in Court. On or about October 3, 2023, the Court issued its decision which repealed the Competition Authority's decision and ordered a repeated procedure to determine the amount of the imposed fine as well as the allocation between the parties. The Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

Item 1A.  Risk Factors.
There have been no material changes in the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on Form 10-K for the year ended January 1, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2023, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
July 3, 2023 through August 6, 2023	255,511	$17.75	255,447	$2.9

August 7, 2023 through September 3, 2023	182,099	17.85	159,087	$—

September 4, 2023 through October 1, 2023	351	18.25	—	$—

Total	437,961	$17.79	414,534
On November 9, 2022, the Company's board of directors approved a plan for the Company to repurchase shares of its Class A common stock with a market value not to exceed $50.0 million through transactions executed in the open market within one year. The share repurchase program was completed in August 2023. We may also reacquire shares outside the program in connection with shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 23,427 shares were reacquired in transactions outside the repurchase program during the Company’s third quarter of 2023.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the third quarter ended October 1, 2023, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 50 of this filing.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
10.6	Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 2, 2023.

14	Code of Business Conduct and Ethics, revised August 2023.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 9, 2023

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2023

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)