Form 10-K
period 2023-12-31
KELLY SERVICES INC
filed 2024-02-20
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company* (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $559.1 million.

Registrant had 31,967,008 shares of Class A and 3,321,601 of Class B common stock, par value $1.00, outstanding as of February 4, 2024.

Documents Incorporated by Reference

The proxy statement of the registrant with respect to its 2024 Annual Meeting of Stockholders is incorporated by reference in Part III.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

William Russell Kelly pioneered the staffing industry when he founded Kelly® in 1946, and we’ve been reinventing it ever since. Our inception helped usher in and embolden a workforce of women who kept the economy moving forward during World War II, opening doors and creating completely new opportunities. Over the next 77 years, as work evolved, Kelly continued to equip people with the skills to master new technologies as they emerged and the opportunity to put them to work in ways that enriched their lives.

As the world of work evolved so did Kelly's range of solutions, growing over the years to reflect the changing needs of employers and the desires and lifestyles of talent. In 1996, Kelly established the industry’s first Managed Service Provider (MSP) program. Three years later we launched specialized offerings in engineering, IT and education. Strategic acquisitions over the years broadened our solution offerings and included the Ayers Group, Teachers on Call, Global Technology Associates (GTA), NextGen, Greenwood/Asher & Associates, Softworld, RocketPower and Pediatric Therapeutic Services (PTS). Since 2020, we operate in five specialty business units – Kelly Education, Kelly Professional & Industrial, Kelly Science, Engineering & Technology, KellyOCG and Kelly International.

Business Objectives

We strive to empower businesses and talent to access limitless opportunities by enabling companies to recruit and manage skilled workers and help job seekers find great work. As experts in hiring experts, we ensure companies have the people they need when and where they’re needed most. We’re also using our position in the middle of the talent supply and demand equation to challenge outdated barriers that hold back far too many people from attaining meaningful work, supporting their families and contributing to the economy. Our Equity@Work initiative seeks to upend systemic barriers to employment and make the labor market more equitable and accessible for more people. While systemic change takes time, we continue to make progress with additional outreach, new alliances and partnerships and continued executive commitment.

We believe that delivering on these objectives will result in successful outcomes for customers and talent, and drive profitable growth for Kelly.
Description of Business Segments and Services

Kelly is a talent solutions company operating in five specialized business units, which are also our reportable segments. This structure enables us to serve the specialized needs of both talent and customers while building deep industry connections.

•Professional & Industrial – delivers staffing, outcome-based and permanent placement services providing administrative, accounting and finance, light industrial and contact center staffing and other workforce solutions in the U.S. and Canada, including our KellyConnect and Skilled Professional Solutions products

•Science, Engineering & Technology ("SET") – provides highly specialized skills to a variety of industries through staffing, outcome-based and permanent placement services. SET is focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes Softworld, NextGen and GTA brands

•Education – delivers high quality education and therapy services talent through staffing, permanent placement and executive search services to Pre-K-12 school districts and education organizations across the U.S. and includes Teachers On Call, Greenwood/Asher and PTS brands

•Outsourcing & Consulting Group ("Outsourcing & Consulting," "OCG") – provides global talent supply chain and workforce solutions, including Managed Service Provider ("MSP"), Recruitment Process Outsourcing ("RPO"), Payroll Process Outsourcing ("PPO") and executive coaching programs to customers on a global basis and includes our RocketPower brand

•International – delivers staffing, RPO and permanent placement services in 14 countries in Europe, as well as services in Mexico. Our European staffing operations were sold on January 2, 2024

Financial information regarding our reportable segments is included in the Segment Disclosures footnote in the notes to our consolidated financial statements presented in Part II, Item 8 of this report.

Business Operations

Geographic Breadth of Services

Headquartered in the United States, Kelly provides workforce solutions to a diverse group of local, regional and global clients in the Americas, Europe and the Asia-Pacific region across a variety of industries.

In 2023, together with our supplier partners, we placed more than 500,000 workers with a variety of customers around the globe.

Service Marks

We own numerous service marks registered with the United States Patent and Trademark Office, the European Union Intellectual Property Office and numerous individual country trademark offices.

Seasonality and Economic Cycles

Our operating results have historically been affected by the cyclical response to both economic downturns and upswings. Customers use our services to supplement their existing workforce and generally hire permanent employees when long-term demand is expected to increase. As a consequence, our revenue from services tends to increase when the economy grows. During periods of increasing demand, we are generally able to improve our profitability and generate operating leverage. Conversely, our revenue from services decreases when the economy declines and customer demand for our services also declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base which may not decline at the same pace as revenue. Our business also experiences seasonal fluctuations each year, particularly in our Education operating segment. Revenue in Education is generally lowest in the third quarter in line with schools’ summer break.

Working Capital

Our working capital requirements are primarily generated from our staffing businesses resulting from employee payroll which is generally paid weekly or monthly and customer accounts receivable which is generally outstanding for longer periods. When we operate as a managed service provider, our payment terms to suppliers are generally in line with payment terms from customers, which does not result in a significant use of working capital. Based on the nature of our business, accounts receivable is our most significant asset with days sales outstanding ("DSO") of 59 days as of December 31, 2023. Since receipts from customers lag payroll payments to temporary employees, working capital requirements increase and operating cash flows may decrease substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease and operating cash flows increase. Such increases dissipate over time if the economic downturn continues for an extended period.

Customers

Kelly’s client portfolio spans employers of all sizes, ranging from local and mid-sized businesses to the Fortune 500. In 2023, an estimated 55% of total company revenue was attributed to our largest 100 customers. Our largest single customer accounted for approximately six percent of total revenue in 2023.

Government Contracts

Although we conduct business under various federal, state and local government contracts, no one contract represents more than three percent of total company revenue in 2023.

Competition

The worldwide workforce solutions industry is competitive and highly fragmented. In the United States, we compete with other firms that operate nationally and offer a breadth of service similar to ours, and with thousands of smaller regional or specialized companies that compete in varying degrees. Outside the United States, we face similar competition. In 2023, our largest competitors were Randstad, Adecco Group, ManpowerGroup Inc. and Allegis Group.

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

Corporate Sustainability

Kelly is committed to the highest standards of corporate citizenship. Given the worldwide reach of our workers, clients, suppliers and partners, we recognize the global impact of our business practices and the importance of public accountability. We continue to advocate on behalf of the global workforce, improve our workplaces, contribute to the communities we serve and ensure our actions are socially, ethically and environmentally responsible. More information about our corporate sustainability initiatives is available in our Corporate Sustainability and ESG Report - Growing with Purpose report on kellyservices.com

Regulation

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

Internal Employees

As of December 31, 2023, we employed approximately 3,700 staff members in the United States and an additional 2,500 in our international locations. Kelly retention rates for high performing and high potential employees align with our comparable benchmark.

Compensation and Benefits.  Kelly is committed to providing competitive, equitable and fiscally responsible total rewards programs to our employees.  Our compensation programs are designed to attract, retain and reward talented individuals with the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide employees with competitive compensation opportunities, with strong pay-for-performance linkages that include a mix of base salary, short-term incentives and, in the case of our more senior employees, long-term equity awards. Our programs provide fair and competitive opportunities that align employee and stockholder interests. In addition to cash and equity compensation, we offer employees competitive benefits such as life and health (medical, dental and vision) insurance, paid time off, wellness benefits and defined contribution retirement plans. We review our compensation and benefits programs annually and respond to changes in market practice. For example, recent enhancements to our U.S. benefits program include the addition of an advocacy/navigation partner to our medical plans and automatic enrollment in one of our 401(k) Plans. In addition, pay and benefits programs for our international employees align with competitive local practices.

Inclusion and Diversity. Since 1947, our founder fought to increase women's access to work, and we’ve continued to be an outspoken advocate for the value temporary and independent workers bring to the workplace. We are committed to fostering an inclusive and diverse workforce.  For example, most of Kelly's U.S. workforce is female, including a majority of director and above roles. We believe that an inclusive environment with diverse teams creates a workplace that is conducive to producing more creative solutions, results in better, more innovative products and services, and presents Kelly as a workplace leader, aiding our ability to attract and retain high-performing talent. We focus on fostering a culture of belonging, where everyone feels welcomed and respected and can thrive as we work together. Kelly promotes employee development and internal career mobility to enable our team to achieve their full potential and to ensure we have the evolving workforce capabilities that the future demands.

Community Involvement. We consider sustainability a guiding principle in strengthening the relationship with our global workforce, suppliers, customers, and other stakeholders. Through our programs and initiatives, we are dedicated to enhancing the well-being of our employees, their families and the communities they call home. Designed on the concept of social investment and nurturing shared values, our approach cultivates sustainable development capabilities for the future rather than aiding on isolated occasions. We empower our employees to actively participate in causes they are passionate about and are in line with our sustainability strategy. Through our Equity@Work efforts, we are living our commitment to ensure equitable access to work and growth by creating alliances with like-minded companies, policy groups and institutions to positively impact how companies hire, advance and help more people thrive.

For more information on our diversity and inclusion and community involvement initiatives, please see our Corporate Sustainability and ESG Report - Growing with Purpose, which is available at www.kellyservices.com.

Talent

In addition to our internal employees, Kelly recruits talent on behalf of our customers globally.  In 2023, we placed more than 500,000 individuals in positions with our customers.  When Kelly remains the employer of record for our employees working at our customer locations, we retain responsibility for all assignments (including ensuring appropriate health and safety protocols in conjunction with our customers), wages, benefits, workers’ compensation insurance, and the employer's share of applicable payroll taxes as well as the administration of the employees' share of these taxes.  We also offer our Kelly talent access to competitive health and benefit programs while they are working with us.

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

We make available, free of charge, through our website, and by responding to requests addressed to our investor relations office, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is: www.kellyservices.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

ITEM 1A. RISK FACTORS.

Risks Related to Macroeconomic Conditions

Our business is significantly affected by fluctuations in general economic conditions.

Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. When economic activity increases, companies often add temporary employees before hiring full-time employees. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. Customer responses to real or perceived economic conditions, including perceptions related to market conditions, labor supply and inflation, could negatively impact customer behavior. Significant swings in economic activity historically have had a disproportionate impact on staffing industry volumes. We may not fully benefit from times of increased economic activity should we experience shortages in the supply of temporary employees. We may also experience more competitive pricing pressure and slower customer payments during periods of economic downturn. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or certain other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the stock market in general, and the NASDAQ Global Market in particular, experiences significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. A securities class action suit against us arising out of stock volatility or other investor claims, could result in substantial costs, potential liabilities and the diversion of our management’s attention and resources. Further, our operating results may be below the expectations of securities analysts or investors. In such event, the price of our common stock may decline.

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

Our success is directly dependent on our customers’ demand for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence, and other technological advances outside of our control. This trend poses a risk to the staffing industry, particularly in lower-skill job categories that may be more susceptible to such replacement and to creative, administrative, customer support, and clerical roles due to advances in generative artificial intelligence. If we are unsuccessful in responding to this potential shift in customer demand due to advancing technology, it could have a material adverse effect on our results of operations and financial condition.

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

The European Commission and its various competition authorities have targeted industry trade associations in which we participate, resulting in the assessment of fines against our business in the past. Although we have safeguards in place to comply with competition laws, there can be no guarantee that such safeguards will be successful. Any government regulatory actions may result in fines and penalties or hamper our ability to provide cost-effective benefits to consumers and businesses, reducing the attractiveness of our services and the revenues that come from them. New competition law actions could be initiated. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

The temporary employment industry is heavily regulated in many of the countries in which we operate. Changes in laws or government regulations may result in prohibition or restriction of certain types of employment services we can offer or the imposition of new or additional pay, benefit, licensing or tax requirements that could reduce our revenues and earnings. In particular, we are subject to state unemployment taxes in the U.S., which typically increase during periods of increased levels of unemployment. We also receive benefits, such as the work opportunity income tax credit in the U.S., that regularly expire and may not be reinstated. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover increased costs as a result of any changes in laws or government regulations. Any future changes in laws or government regulations, or interpretations thereof, including additional laws and regulations enacted at a local level may make it more difficult or expensive for us to provide staffing services and could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to multiple federal, state, local, and foreign taxes in the jurisdictions in which we operate. Our tax expense could be materially impacted by changes in tax laws in these jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in the mix of income by country. The overall size of our workforce and visibility of our industry may make it more likely we become a target of government investigations, and we are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.

Risks Related to Strategy and Execution

Our future performance depends on the Company’s effective execution of our business strategy.

The performance of the Company’s business is dependent on our ability to effectively execute our growth strategy. Our strategy includes targeted investments in select specialty areas, focusing on growth platforms and implementation of a cost-effective operating model to bridge our strategy to execution. If we are unsuccessful in executing our strategy, we may not achieve either our stated goal of revenue growth or the intended productivity improvements, which could negatively impact profitability. Even if effectively executed, our strategy may be insufficient considering changes in market conditions, technology, changes in customer buying behavior, competitive pressures or other external factors.

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

We serve many large corporate customers through high volume service agreements. While we intend to maintain or increase our revenues and earnings from our major corporate customers, we are exposed to risks arising from the possible loss of major customer accounts. A change in labor strategy or the deterioration of the financial condition or business prospects of these customers could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from these customers. Such change could occur due to economic, social, climate, or political factors outside of our customers' control. Inability to meet customer demands in response to these factors could result in the decline in use of our service or outright loss of customers. Our customers are also exposed to third-party risk through their use of vendors and suppliers which, in the event of a third-party incident at a customer, could result in a deterioration in their financial condition. Continuing merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. The expansion of payment terms may extend our working capital requirements and reduce available capital for investment. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

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

We are increasingly dependent on third parties for the execution of critical functions and could be liable for their inability to adhere to global compliance standards.

We rely on third parties to support critical functions within our operations, including portions of our technology infrastructure, vendor management, customer relationship management, applicant tracking systems and in-country staffing services. If we are unable to contract with third parties having the specialized skills needed to support our growth strategies or integrate their products and services with our business, or if they fail to meet our performance requirements, the results of operations could be adversely impacted. We also rely on supplier partnerships to deliver our services to customers in certain territories. If our suppliers fail to meet our standards and expectations or are unfavorably regarded by our customers, our ability to discontinue the relationship may be limited and could result in reputational damage, customer loss, and adversely affect our results of operations. The failure or inability to perform on the part of one or more of these critical vendors, suppliers, or partners could cause significant disruptions and increased costs. Moreover, these third parties are often subject to international laws and regulations regarding their conduct, including compliance with anti-bribery, anti-corruption, human trafficking, forced or child labor, trade sanctions, sustainability, and other compliance obligations (“Global Compliance Obligations”). While we maintain processes to monitor these third-parties for compliance to these standards, failure of these third-parties to adhere to Global Compliance Obligations could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.

Our information technology strategy may not yield its intended results.

Our information technology strategy includes improvements to our applicant onboarding and tracking systems, order management, and improvements to financial processes such as billing and accounts payable through system consolidation and upgrades. We do not use a single enterprise resource planning system, which limits our ability to react to evolving technology and customer expectations and increases the amount of investment and effort necessary to provide global service integration to our customers. Although the technology strategy is intended to increase productivity and operating efficiencies, these initiatives may not yield their intended results. Any delays in completing, or an inability to successfully complete, these technology initiatives, or an inability to achieve the anticipated efficiencies, could adversely affect our operations, liquidity and financial condition. Some of the initiatives are dependent on the products and services of third-party vendors. If our vendors are unable to provide these services, or fail to meet our standards and expectations, we could experience business interruptions or data loss which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, acquisitions result in goodwill and intangible assets which have the risk of impairment if the future operating results and cash flows of such acquisitions are lower than our initial estimates. In the event of an impairment determination, we may be required to record a significant non-cash charge to earnings that could adversely affect our results of operations.

Risks Related to Operating a Global Enterprise

We conduct a portion of our operations outside of the United States and we are subject to risks relating to our international business activities, including fluctuations in currency exchange rates and numerous legal and regulatory requirements.

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

Our international operations subject us to potential liability under anti-bribery, anti-corruption, anti-trafficking, supply chain, trade protection, and other laws and regulations.

The Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. Other international laws and compacts hold companies liable for human rights violations that occur within their supply chain, and impose obligations on companies to prohibit human trafficking, forced labor, and child labor ("Human Rights and Supply Chain Laws"). While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and ensure compliance with human rights standards, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or Human Rights and Supply Chain Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment. As a result, we may be subject to legal liability and reputational damage.

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

We depend on our ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. We must continually evaluate our base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. Rapid evolution of technology may worsen this skills gap, where the demand for expertise outpaces the availability of suitably skilled professionals. Low unemployment, as well as social, political and financial conditions can negatively impact the amount of qualified personnel available to meet the staffing requirements of our customers. There can be no assurance that qualified personnel will continue to be available in sufficient numbers and on terms of employment acceptable to us and our customers. Our success is substantially dependent on our ability to recruit and retain qualified temporary personnel.

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

Many business processes critical to our continued operation are hosted in outsourced facilities in America, Europe and Asia. Certain other processes are hosted at our corporate headquarters or occur in cloud-based computer environments. These critical processes include, but are not limited to, payroll, customer reporting, and order management. Although we have taken steps to protect such instances by establishing data backup and disaster recovery capabilities, the loss of these data centers or access to the cloud-based environments could create a substantial risk of business interruption which could have a material adverse effect on our business, financial condition and results of operations.

A failure to maintain the privacy of information entrusted to us could have significant adverse consequences.

In the normal course of business we control, process, or have access to personal information regarding our own employees or employment candidates, as well as that of employees of our customers and managed suppliers. Information concerning these individuals may also reside in systems controlled by third parties for purposes such as employee benefits and payroll administration. The legal and regulatory environment concerning data privacy is becoming more complex and challenging, and the potential consequences of non-compliance have become more severe. The European Union’s General Data Protection Regulation, the California Consumer Privacy Act and similar laws impose additional compliance requirements related to the collection, use, processing, transfer, disclosure, and retention of personal information, which can increase operating costs and resources to accomplish. Any failure to abide by these regulations or to protect such personal information from inappropriate access or disclosure, whether through social engineering or by accident or other cause, could have severe consequences including fines, litigation, regulatory sanctions, reputational damage, and loss of customers or employees. Although we have a program designed to preserve the privacy rights of the personal data that we control or process, as well as personal data that we entrust to third parties, there can be no assurance that our program will meet all current and future regulatory requirements, anticipate all potential methods of unauthorized access, or prevent all inappropriate disclosures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

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

The Terence E. Adderley Revocable Trust K (“Trust K”) which became irrevocable upon the death of Terence E. Adderley on October 9, 2018, is our controlling stockholder. In accordance with the provisions of Trust K, William U. Parfet, David M. Hempstead and Andrew H. Curoe were appointed as successor trustees of the trust. Mr. Parfet is the brother of Donald R. Parfet, a member of the board of directors of the Company. The trustees, acting by majority vote, have sole investment and voting power over the shares of Class B common stock held by Trust K, which represent approximately 93.5% of the outstanding Class B shares. The voting rights of our Class B common stock are perpetual, and our Class B common stock is not subject to transfer restrictions or mandatory conversion obligations under our certificate of incorporation or bylaws.

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

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2023, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), cannot be assured. If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. Additionally, our credit facilities contain cross-default provisions. In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility. If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

Management of material risks from cybersecurity threats for Kelly, Kelly subsidiaries, third-party suppliers and vendors occurs as part of the Company’s Enterprise Risk Management (ERM) program. The Company’s ERM program provides ongoing risk identification, oversight, guidance, and mitigation on various risks, including cybersecurity. The Company has a Chief Information Security Officer (CISO) responsible for the evaluation and mitigation of cybersecurity risks in coordination with the Company’s information technology, law, risk and insurance, and enterprise risk and compliance groups. These groups work in tandem on cybersecurity and privacy governance, and oversee the Company’s approach to information security, privacy, data governance, and IT infrastructure, which includes internal monitoring to proactively identify potential security threats, maintenance of access controls, asset management, response and recovery activities, and training and awareness programs.

The Company maintains technical and organizational safeguards, including employee training, incident response capability reviews and exercises, cybersecurity insurance and business continuity mechanisms to protect the Company’s assets and operations. In addition to our internal information security team, we rely on services from various third parties, including a Managed Security Service Provider (MSSP) and services from an IT solutions organization. To evaluate the effectiveness of these internal and external efforts, Kelly adopted the National Institute of Standards and Technology Cybersecurity framework (NIST CFS) and is assessed against NIST CFS by a third-party firm at least annually. We use the assessment, reviews and exercises to ensure that the Company’s information security program and processes for managing material cybersecurity risks are responsive to changes in the threat environment.

We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit, and store electronic information and to manage or support a variety of critical business processes and activities. We actively review the risks associated with all third-party service providers at the inception of our relationship with them and on an ongoing basis as part of our information security program and enterprise risk management third-party risk assessment process. These processes include architecture reviews and contractual clauses related to data protection and compliance, SSAE audits and reviews of vendor SOC 1 and SOC 2 Type II reports for critical vendors and ongoing monitoring and reporting of vendor security by independent third parties.

Cybersecurity Threats

Although we have not experienced a cybersecurity incident that materially affected our results of operations or financial condition, we periodically experience cyberattacks, which may include the use or attempted use of malware, ransomware, computer viruses, phishing, social engineering schemes and other means of attempted disruption or unauthorized access. Additionally, the rapid pace of change in information security and cybersecurity threats could result in cyberattacks with little or no notice. Our relationships with third parties, including suppliers we manage, customers, and vendors to whom we outsource or rely on for business processes or software, creates potential avenues for malicious actors to initiate a supply chain attack. Even in instances where we are not the direct target of a malicious actor, we could be exposed to risk due to our relationships and business processes with these third parties.

Despite security measures, unforeseen exploits create an inherent risk of cyberattacks that could materially affect our operations without notice. An event involving the destruction, modification, accidental or unauthorized release, or theft of sensitive information from systems related to our business, or an attack that results in damage to or unavailability of our key technology systems or those of critical vendors (e.g., ransomware), could result in damage to our reputation, fines, regulatory sanctions or interventions, contractual or financial liabilities, additional compliance and remediation costs, loss of employees or customers, loss of payment card network privileges, operational disruptions and other forms of costs, losses or reimbursements, any of which could materially adversely affect our operations or financial condition. Our cyber security and business continuity plans, and those of our third parties with whom we do business, may not be effective in anticipating, preventing, or effectively responding to all potential cyber risk exposures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

Governance

Our Board of Directors oversees consideration of strategic risks to the Company as well as managements actions to address and mitigate those risks and delegate oversight of specific risk topics to relevant board committees. The Company’s CISO, Chief Enterprise Risk and Privacy Officer, and Audit Committee Chair of the Company’s Board of Directors review the Company’s cybersecurity metrics on access controls, asset management, response and recovery activities, training and awareness programs, cybersecurity threats and certain incident information quarterly, and on an ad hoc basis when necessary, with each committee chair and other directors (including the CEO) of the Company’s Board of Directors, the Company’s chief people officer, chief financial officer and general counsel. The Chief Enterprise Risk and Privacy Officer holds similar quarterly reviews with the Company’s CEO and executive officers. During these reviews, topics include:

•implementation and third-party evaluation of the Company’s cybersecurity program, including applicable policies, procedures, governance, and adopted risk management framework;
•the impact of cybersecurity and privacy risks on the Company’s services, employees, customers, suppliers, vendors and the staffing industry; and
•information on global regulatory changes and best practices.

In addition to the reports submitted quarterly by the Company’s Chief Risk Officer and CISO, the Vice President of Internal Audit independently assesses the Company’s risk management process and separately reports on the effectiveness of the Company’s risk identification, prioritization, and mitigation processes to the Audit Committee. All board members are kept apprised of its committees’ risk oversight activities through reports from the committee chairs presented at regular Board meetings. The Company utilizes a multi-layered approach to prevent and detect cyber threats and has standard operating procedures relating to the identification, incident response and notification and management escalations for security incidents. In line with those procedures, the Company activates an emergency management team (EMT), empowered to make decisions, and respond to critical events including cyber incident mitigation and remediation activities. EMT members for information security incidents would include the CISO, the CIO, and Chief Enterprise Risk and Privacy Officer, additional member from the information technology and ERM teams as well as representation from the General Counsel Office, Finance,

Communications and Business Operations as appropriate. While active, the EMT provides regular reports to the CEO, General Counsel and other members of the senior leadership team.

The Company’s Chief Information Security Officer is responsible for the assessment and management of material risks related to cybersecurity. The CISO reports directly to the Chief Information Officer (CIO) and has served in the CISO role since its creation in 2021 and in similar roles with the Company since 2011. The CISO has more than 30 years of experience in the information technology field, including more than 20 years of experience helping secure organizations in the professional services, manufacturing and US Intelligence/Department of Defense sectors. He holds a BS in Business/Information Systems. In addition, the Company’s Management Team and Cybersecurity and Privacy Governance Team is composed of individuals with collective decades of experience in information technology, data protection, threat response, emergency management, business continuity, and disaster recovery.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2023
Class A common
High	$19.01	$19.43	$19.29	$22.11	$22.11
Low	15.23	15.53	16.80	17.40	15.23

Class B common
High	18.62	18.36	18.95	21.65	21.65
Low	15.28	14.86	17.23	18.17	14.86

Dividends	0.075	0.075	0.075	0.075	0.30

2022
Class A common
High	$23.00	$21.69	$22.56	$18.78	$23.00
Low	16.22	16.73	13.41	13.64	13.41

Class B common
High	22.30	21.77	26.64	18.63	26.64
Low	16.74	17.01	13.64	14.04	13.64

Dividends	0.05	0.075	0.075	0.075	0.275

Holders

The number of holders of record of our Class A and Class B common stock were approximately 9,600 and 600, respectively, as of February 1, 2024.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2023, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
October 2, 2023 through November 5, 2023	779	$18.35	—	$—

November 6, 2023 through December 3, 2023	323	20.38	—	—

December 4, 2023 through December 31, 2023	2,046	20.99	—	—

Total	3,148	$20.27	—

We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 3,148 shares were reacquired during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P SmallCap 600 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2023. The graph assumes an investment of $100 on December 31, 2018 and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2018 – December 31, 2023

	2018	2019	2020	2021	2022	2023
Kelly Services, Inc.	$100.00	$111.63	$102.08	$83.66	$85.56	$111.23
S&P SmallCap 600 Index	$100.00	$122.78	$136.64	$173.29	$145.39	$168.73
S&P 1500 Human Resources and Employment Services Index	$100.00	$122.79	$123.83	$187.16	$139.81	$148.84

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview

2023 marked a year of macroeconomic headwinds and challenging staffing market dynamics as employers in most sectors maintained a guarded approach to hiring and focused on retaining their current workforce amid ongoing economic uncertainty. In more resilient pockets of the economy where employers are in need of talent, the supply of candidates to fill open roles remains constrained. These dynamics put pressure on our business as the year progressed, and while we captured growth where it exists, their effects became more noticeable in certain parts of our portfolio.

•Our Education segment continued to report significant year-over-year growth driven by improved fill rates, strong demand from existing customers, and net new customer wins.
•Our higher margin outcome-based solutions in P&I delivered revenue growth as demand for these value-added solutions continues.
•We continued to experience a deceleration in demand for temporary and permanent placement services as well as talent solutions, which impacted results in our P&I, SET and OCG segments.
•We maintained a disciplined approach to managing expenses, including our transformation initiatives, while ensuring Kelly is well positioned to capture demand on the other side of the current economic cycle.

We have remained focused on the future and took aggressive action on our transformation journey to improve Kelly’s profitability and accelerate growth over the long term. Since announcing the transformation in May, our business unit and enterprise function teams, together with the Transformation Management Office, have made substantial progress on multiple initiatives to drive organizational efficiency and effectiveness. The actions we have taken to date include restructuring actions, which has reduced our full-time employee headcount, and renegotiated supplier agreements and real estate contracts to deliver structural cost savings.

We have also committed to finding new avenues of growth. This includes a refreshed go-to-market strategy with a comprehensive approach to delivering the full suite of Kelly solutions to our large enterprise customers that is intended to capture a greater share of wallet as we move into 2024. We also remain committed to delivering the highest quality of service to all customers regardless of spend or size. In our P&I segment, for example, we have enhanced our local delivery model and rolled out our Kelly Now mobile application across the U.S to meet the needs of clients and talent.

We completed the sale of our European staffing operations on January 2, 2024. We move forward with a further streamlined operating model focused on North American staffing and global MSP and RPO solutions.

Together these changes represent structural shifts in Kelly’s operations and are delivering meaningful improvement to the Company’s EBITDA margin which we expect to continue as we move into 2024 and beyond.

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

EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA margin (EBITDA divided by revenue from services) are measures used by management to compare the Company's operating performance to prior periods on a consistent basis by excluding items that management does not believe are indicative of our normal operations.

Free cash flow (operating cash flows less capital expenditures) is a measure used by management to indicate the change in cash balances arising from operating activities, net of working capital needs and expenditures on fixed assets.

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

Results of Operations

Total Company
(Dollars in millions)

	2023	2022	Change
Revenue from services	$4,835.7	$4,965.4	(2.6)%
Gross profit	961.4	1,011.8	(5.0)
SG&A expenses excluding restructuring charges and transaction costs	892.3	942.1	(5.3)
Restructuring charges and transaction costs	42.4	1.4	NM
Total SG&A expenses	934.7	943.5	(0.9)
Asset impairment charge	2.4	—	NM
Goodwill impairment charge	—	41.0	NM
Loss on disposal	—	18.7	NM
Gain on sale of assets	—	(6.2)	NM
Earnings from operations	24.3	14.8	65.0
Loss on investment in Persol Holdings	—	(67.2)	NM
Loss on currency translation from liquidation of subsidiary	—	(20.4)	NM
Unrealized loss on forward contract	(3.6)	—	NM
Other income, net	4.2	1.6	150.5
Earnings (loss) before taxes and equity in net earnings of affiliate	24.9	(71.2)	NM
Income tax benefit	(11.5)	(7.9)	(45.6)
Equity in net earnings of affiliate	—	0.8	NM
Net earnings (loss)	$36.4	$(62.5)	NM	%

Gross profit rate	19.9%	20.4%	(0.5)	pts.

The discussion that follows focuses on 2023 results compared to 2022. For a discussion of 2022 results compared to 2021, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed on February 16, 2023.

2023 vs. 2022

Revenue from services decreased 2.6% on a reported basis and 3.2% on a constant currency basis, and reflects revenue decreases in Professional & Industrial, Science, Engineering & Technology, Outsourcing & Consulting and International operating segments, partially offset by an increase in the Education segment. Our first quarter 2022 acquisition of RocketPower, an RPO solutions provider, and our second quarter 2022 acquisition of PTS, a specialty firm that provides in-school therapy services, added approximately 40 basis points to the revenue growth rate. Compared to 2022, revenue from staffing services decreased 2.8% and revenue from outcome-based services increased 5.9%. Permanent placement revenue, which is included in revenue from services, decreased 33.6% from 2022.

Gross profit decreased 5.0% on a reported basis and 5.3% on a constant currency basis on lower revenue volume, combined with a decrease in the gross profit rate. The gross profit rate decreased 50 basis points due primarily to lower permanent placement income, partially offset by favorable business mix. The gross profit rate decreased in all operating segments. Permanent placement revenue, which is included in revenue from services and has very low direct costs of services, has a disproportionate impact on gross profit rates.

Total SG&A expenses decreased 0.9% on a reported basis and 1.4% on a constant currency basis. Included in SG&A expenses in 2023 was $35.5 million of transformation and restructuring charges and $6.9 million of transaction costs, which includes employee termination costs, incurred in the fourth quarter of 2023 directly related to the sale of the EMEA staffing operations in the first quarter of 2024. In the first quarter of 2023, actions were taken to further our cost management efforts in response to current demand levels and to reposition our P&I staffing business to better capitalize on opportunities in local markets. In the last three quarters of 2023, additional actions were taken that will further streamline the Company's operating model to enhance organizational efficiency and effectiveness as part of a comprehensive transformation initiative. Excluding transformation and restructuring charges and transaction costs, SG&A expenses decreased 5.3% on a reported basis and 5.8% on a constant currency basis. The decrease in SG&A expenses primarily related to lower performance-based incentive compensation expenses in response to lower revenue volume, lower salary expenses as a result of transformation-related workforce reductions, as well as reduced expenses from the sale of our Russian operations in 2022.

Impairment of assets in 2023 represents the second quarter impairment of right-of-use assets related to an unoccupied office space lease exited in the quarter. The goodwill impairment charge in 2022 relates to our RocketPower business which delivers recruitment process outsourcing services primarily to customers in the high-tech industry and is included in the OCG segment. Changes in market conditions related to demand in hiring in the high-tech industry and slowing growth in RPO more broadly resulted in an impairment charge of $41.0 million.

Loss on disposal related to the completion of the sale of our Russia operations in July 2022. Gain on sale of assets in the second quarter of 2022 related to the disposition of under-utilized real property located in the United States.

Earnings from operations for 2023 totaled $24.3 million, compared to earnings of $14.8 million in 2022. The increase is primarily related to the impact from the prior year goodwill impairment charge and loss on sale of our Russia operations, partially offset by the impact of our 2023 transformation and restructuring charges, transaction costs, asset impairment charge, and the impact of lower revenue compared to the prior year in addition to the impact of the 2022 gain on sale of assets.

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

Unrealized loss on forward contract represents the non-cash, mark-to-market losses on the foreign currency forward contract the Company entered into in the fourth quarter of 2023 to mitigate the exchange rate risk associated with the future cash proceeds from the sale of the EMEA staffing operations.

Income tax benefit was $11.5 million for 2023 and 7.9 million for 2022. Included in the 2023 benefit are a $15.0 million federal and state benefit on the outside basis difference of held for sale assets and a $6.5 million benefit from tax-exempt life insurance cash surrender value gains, offset by a net $4.4 million charge for valuation allowance changes. 2022 benefited from lower pretax earnings, a $16.9 million benefit from changes in the fair value of the Company’s investment in Persol Holdings, and a $7.1 million benefit from the impairment of tax-deductible goodwill. These benefits were offset by the $7.8 charge associated with tax exempt life insurance cash surrender value losses.

Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax-exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets and the tax effects of stock compensation.

The net earnings for 2023 are $36.4 million, compared to a net loss of $62.5 million for 2022. This change primarily reflects the prior year impact of the Persol Holdings investment, including the first quarter 2022 sale and related impacts, the 2022 goodwill impairment charge, and the 2022 loss on disposal related to the sale of our Russian operations which were partially offset by the 2023 transformation-related charges.

Operating Results By Segment
(Dollars in millions)

	2023	2022	% Change
Revenue From Services:
Professional & Industrial	$1,483.1	$1,666.2	(11.0)%
Science, Engineering & Technology	1,190.8	1,265.4	(5.9)
Education	841.9	636.2	32.3
Outsourcing & Consulting	454.7	468.0	(2.8)
International	884.8	932.2	(5.1)
Less: Intersegment revenue	(19.6)	(2.6)	NM
Consolidated Total	$4,835.7	$4,965.4	(2.6)%

2023 vs. 2022

Professional & Industrial revenue from services decreased 11.0%. The decrease was due primarily to a 16.2% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services increased 7.9% due to increased demand.

Science, Engineering & Technology revenue from services decreased 5.9% which was driven by a decline in staffing services resulting from declines in hours volume in our staffing specialties, partially offset by higher bill rates. Permanent placement fees were down 40.2% and revenues from outcome-based services increased 3.7%.

Education revenue from services increased 32.3%. The revenue increase includes the impact of the acquisition of PTS in May 2022. On an organic basis, revenue increased 29.8% reflecting an increased fill rate and an increased demand for our services from existing customers and from net new customer wins.

Outsourcing & Consulting revenue from services decreased 2.8% on a reported basis, which includes the revenue from the acquisition of RocketPower in March 2022. On an organic basis, revenue decreased 3.4% due primarily to lower RPO and MSP revenue.

International revenue from services decreased 5.1% on a reported basis and decreased 8.9% in constant currency. The decrease was primarily the result of the sale of our Russian operations in July 2022. Revenue in Europe decreased 8.4% on a reported basis and decreased 11.5% in constant currency, primarily due to the impact of the sale of our Russian operations and lower volume in several geographies.

Operating Results By Segment (continued)
(Dollars in millions)

	2023	2022	Change
Gross Profit:
Professional & Industrial	$263.9	$302.5	(12.7)%
Science, Engineering & Technology	272.0	297.0	(8.4)
Education	128.7	100.3	28.4
Outsourcing & Consulting	163.5	169.6	(3.7)
International	133.3	142.4	(6.3)
Consolidated Total	$961.4	$1,011.8	(5.0)%

Gross Profit Rate:
Professional & Industrial	17.8%	18.2%	(0.4)	pts.
Science, Engineering & Technology	22.8	23.5	(0.7)
Education	15.3	15.8	(0.5)
Outsourcing & Consulting	36.0	36.3	(0.3)
International	15.1	15.3	(0.2)
Consolidated Total	19.9%	20.4%	(0.5)	pts.

2023 vs. 2022

Gross profit for the Professional & Industrial segment decreased on lower revenue volume combined with a decrease in the gross profit rate. In comparison to the prior year, the gross profit rate decreased 40 basis points. This decrease reflects lower permanent placement income and higher employee-related costs, partially offset by favorable business mix.

Science, Engineering & Technology gross profit decreased on lower revenue volume. The gross profit rate decreased 70 basis points due to lower permanent placement revenues, partially offset by favorable business mix.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 50 basis points due primarily to lower permanent placement fees and unfavorable customer mix, partially offset by lower employee-related costs.

Outsourcing & Consulting gross profit decreased on lower revenue volume, combined with a decrease in the gross profit rate. The gross profit rate decreased 30 basis points primarily driven by declines in revenue in RPO and MSP, which generate higher margins.

International gross profit decreased 6.3% on a reported basis and decreased 10.0% on a constant currency basis. The decrease was primarily the result of the sale of our Russian operations in July 2022 and the servicing of certain customer programs by OCG in 2023. Partially offsetting these impacts was improving gross profit primarily driven by higher revenue volume in Mexico, Portugal and Germany.

Operating Results By Segment (continued)
(Dollars in millions)

	2023	2022	% Change
SG&A Expenses:
Professional & Industrial	$237.0	$270.5	(12.4)%
Science, Engineering & Technology	197.6	214.9	(8.1)
Education	92.4	81.8	13.0
Outsourcing & Consulting	154.6	149.8	3.1
International	131.2	132.5	(0.9)
Corporate expenses	121.9	94.0	29.8
Consolidated Total	$934.7	$943.5	(0.9)%

2023 vs. 2022

Total SG&A expenses in Professional & Industrial decreased 12.4%, or 14.8% excluding restructuring charges of $6.7 million. The decrease excluding restructuring charges is primarily due to lower salary-related and performance-based incentive compensation expenses due to transformation-related actions and in response to lower revenue volume.

Total SG&A expenses in Science, Engineering & Technology decreased 8.1% from the prior year, primarily due to lower performance-based incentive compensation expenses.

Total SG&A expenses in Education increased 13% from the prior year and includes the first quarter impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 10.4% from the prior year, due primarily to higher salary-related and performance-based incentive compensation expenses as headcount has increased as revenues have grown.

Total SG&A expenses in Outsourcing & Consulting increased 3.1% from the prior year, or 1.3% excluding restructuring charges of $3.0 million, and includes the first quarter impact of the acquisition of RocketPower in March 2022. Excluding restructuring charges and the impact of the RocketPower acquisition, SG&A expenses were flat to prior year.

Total SG&A expenses in International decreased 0.9% on a reported basis and 4.7% on a constant currency basis. This decrease was primarily due to the impact of the sale of our Russian operations in July 2022, partially offset by employee termination costs related to the sale of the EMEA staffing operations in the first quarter of 2024.

Corporate expenses increased 29.8%, primarily due to restructuring and transformation charges as well as transaction costs related to the sale of the EMEA staffing operations in the first quarter of 2024. Excluding restructuring and transformation charges of $23.0 million and transaction costs of $3.8 million, expenses increased 1.8% year-over-year. The increase excluding these charges is primarily due to litigation-related costs.

Operating Results By Segment (continued)
(Dollars in millions)

	2023	2022	% Change
Earnings from Operations:
Professional & Industrial	$26.6	$32.0	(16.9)%
Science, Engineering & Technology	74.3	82.1	(9.5)
Education	36.3	18.5	96.6
Outsourcing & Consulting	6.9	(21.2)	NM
International	2.1	9.9	(79.1)
Corporate	(121.9)	(94.0)	(29.8)
Loss on disposal	—	(18.7)	NM
Gain on sale of assets	—	6.2	NM
Consolidated Total	$24.3	$14.8	65.0%

2023 vs. 2022

Professional & Industrial reported earnings of $26.6 million, a 16.9% decrease from 2022. The decrease in earnings was primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

Science, Engineering & Technology reported earnings of $74.3 million, a 9.5% decrease from 2022. The decrease in earnings was primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

Education reported earnings of $36.3 million in 2023, compared to earnings of $18.5 million in 2022. The change was primarily due to the increase in revenue and gross profit, coupled with good cost management. 2023 results also include the impact of first quarter earnings of $2.7 million from PTS acquired in May 2022.

Outsourcing & Consulting reported earnings of $6.9 million in 2023, compared to a loss of $21.2 million in 2022. The increase in earnings was primarily due to the impact of the prior year $41.0 million charge related to the impairment of goodwill of RocketPower, partially offset by the first quarter 2023 loss of $2.6 million from RocketPower, acquired in March 2022, the impact of a $2.4 million right-of-use asset impairment charge in the second quarter of 2023, the impact of 2023 restructuring charges and the impact of lower revenue and gross profit.

International reported earnings of $2.1 million in 2023, compared to earnings of $9.9 million a year ago. The decrease in earnings was primarily due to the transfer of certain customer programs to Outsourcing & Consulting, the impact of the sale of our Russian operations and employee termination costs related to the sale of the EMEA staffing operations in the first quarter of 2024.

Corporate expenses increased $27.9 million year-over-year primarily due to restructuring and transformation charges of $23.0 million and transaction costs of $3.8 million.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash, totaled $167.6 million, including $33.5 million held for sale, at year-end 2023, compared to $162.4 million at year-end 2022. As further described below, during 2023, we generated $76.7 million of cash for operating activities, used $14.1 million of cash for investing activities and used $59.6 million of cash for financing activities.

Operating Activities

In 2023, we generated $76.7 million of net cash for operating activities, as compared to using $76.3 million in 2022 and generating $85.0 million in 2021, primarily due to decreased working capital requirements. Accounts receivable have decreased in 2023 as a result of lower revenue. Net cash used for operating activities in 2022 and 2021 included $86.8 million and $29.7 million, respectively, of cash outflows related to the repayment of U.S. payroll taxes originally deferred in 2020. In addition, in 2022 we paid $48.4 million of income taxes related to the sale of Persol Holdings common stock.

Trade accounts receivable, excluding $200.9 million held for sale, totaled $1.2 billion at year-end 2023 and $1.5 billion at year-end 2022. Accounts receivable have decreased as a result of lower revenue and lower DSO. Global DSO for the fourth quarter was 59 days for 2023, which includes held for sale, compared to 61 days for 2022. Accounts payable and accrued liabilities was $646.1 million, excluding $24.5 million held for sale, and decreased from year-end 2022 as a result of a decrease in supplier payables and timing of customer payments. The change from 2021 to 2022 was primarily due to the impact of payments related to the payroll tax deferral, income tax payments related to the sale of Persol Holdings common stock and increased working capital requirements.

Our working capital position, (total current assets less total current liabilities), was $606.7 million, excluding held for sale, at year-end 2023, an increase of $20.3 million from year-end 2022. The current ratio (total current assets divided by total current liabilities) was 1.6 at year-end 2023 and 1.5 at year end 2022.

Investing Activities

In 2023, we used $14.1 million of net cash from investing activities, compared to generating $167.5 million in 2022 and using $180.7 million in 2021. Included in cash used for investing activities in 2023 is $15.3 million of cash used for capital expenditures, partially offset by $2.0 million for the receipt of the final payment in connection with an investment that was sold in 2021.

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

Capital expenditures totaled $15.3 million in 2023, $12.0 million in 2022 and $11.2 million in 2021. Capital expenditures in both 2023 and 2022 primarily related to the Company's IT infrastructure and technology programs. Capital expenditures in 2021 primarily related to the Company's IT infrastructure, technology programs and headquarters building improvements.

Financing Activities

In 2023, we used $59.6 million of cash for financing activities, as compared to using $50.6 million in 2022 and using $8.1 million in 2021. The change in cash used for financing activities was primarily related to the year-over-year change in the buyback of the Company's common shares and the year-over-year change in dividend payments. In 2023, the buyback of $42.2 million represents repurchases of the Company's Class A common stock as part of the shares repurchase program compared to $7.8 million in shares repurchased of the Company's Class A common stock in 2022 and $27.2 million for the buyback of the Company's common shares held by Persol Holdings in February 2022. Dividends paid per common share were $0.30 in 2023, $0.275 in 2022 and $0.10 in 2021. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.
Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at year-end 2023 and 0.1% at year-end 2022.

Contractual Obligations and Commercial Commitments

Summarized below are our obligations and commitments to make future payments as of year-end 2023 (in millions of dollars):

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Leases(1)	$79.1	$17.1	$23.6	$12.7	$25.7
Accrued workers’ compensation	63.0	22.1	19.5	8.2	13.2
Accrued retirement benefits(1)	235.4	16.3	32.6	32.5	154.0
Other liabilities(1)	6.4	0.9	1.8	1.6	2.1
Uncertain income tax positions	0.8	0.3	—	0.4	0.1
Purchase obligations(1)	61.2	41.2	19.2	0.8	—

Total	$445.9	$97.9	$96.7	$56.2	$195.1
(1)Includes future payments for held for sale obligations and commitments. See Held for Sale footnote in the notes to our consolidated financial statements for more information.

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

We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement (the "Cash Pool"), intercompany loans, dividends, capital contributions, redemptions and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows subsidiaries with excess cash to invest and subsidiaries with cash needs to utilize the excess cash. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of year-end 2023, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. In addition, as of year-end 2023, $33.5 million of our international cash balances are classified as held for sale related to the sale of our EMEA staffing operations in the first quarter of 2024 (see Held for Sale footnote in the notes to our consolidated footnotes for more details). The Company will continue to provide MSP, RPO and Functional Service Provider solutions in the EMEA region. Therefore, we expect much of our international cash, excluding cash classified as held for sale, will be needed to fund working capital growth in our local operations.

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

At year-end 2023, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $100.6 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $49.4 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. Throughout 2023 and as of the 2023 year end, we met the debt covenants related to our revolving credit facility and securitization facility.

At year-end 2023, we had additional unsecured, uncommitted short-term local credit facilities totaling $11.5 million, under which we had no borrowings. Details of our debt facilities as of the 2023 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

We repurchased $42.2 million of the Company's Class A common stock in fiscal 2023 pursuant to the $50.0 million share repurchase program, which was approved by the Company's board of directors in November 2022 and completed in August 2023.

On January 2, 2024, subsequent to the year ended 2023, the Company completed the sale of its EMEA staffing operations to Gi Group Holdings S.P.A. and received cash proceeds of $110.6 million. The foreign currency forward contract that the Company entered into on November 2, 2023 to manage the foreign currency risk associated with the transaction was settled on January 5, 2024. A total loss of $2.4 million was realized upon settlement. See the Subsequent Event footnote in the notes to our consolidated financial statements for more details.

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

We evaluate the accrual quarterly and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $43.6 million and $43.3 million at year-end 2023 and 2022, respectively.

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

The goodwill resulting from the acquisition of Softworld during the second quarter of 2021 was allocated to the SET reportable segment and Softworld was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of PTS during the second quarter of 2022 was allocated to the Education reportable segment and PTS was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of RocketPower during the first quarter of 2022 was allocated to the OCG reportable segment and RocketPower was deemed to be a separate reporting unit, which was fully impaired by year-end 2022. See the Acquisitions and Dispositions footnote in the notes to our consolidated financial statements for more information.

We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2023. We performed a step one quantitative test for the Softworld and PTS reporting units. As a result of the quantitative assessment, we determined that the estimated fair value of the Softworld and PTS reporting units was more than its carrying value. Additionally, we performed a step zero qualitative analysis for the Education reporting unit to determine whether a further quantitative analysis was necessary and concluded that a step one quantitative analysis was not necessary. As a result of the quantitative and qualitative assessments, the Company determined goodwill was not impaired as of year-end 2023.

Our analysis used significant assumptions, including: expected future revenue growth rates, profit margins and discount rate. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from our business could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. As a measure of sensitivity of the fair value for the Softworld and PTS reporting units, while holding all other assumptions constant, an increase in the discount rate of 100 basis points or a decrease of 100 basis points in the revenue growth rate assumptions for each forecasted period used to determine the fair value of both reporting units would not result in an impairment of goodwill. The estimated fair value of the PTS reporting unit exceeds the carrying value by more than 10%. The estimated fair value of the Softworld reporting unit exceeds the carrying value by less than 10%. If current expectations of future revenue and profit margins are not met, or if market factors outside of our control change significantly, including discount rate, and other market factors, then the goodwill of the Softworld reporting unit may be impaired in the future, resulting in goodwill impairment charges.

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

During 2022, customers within the high-tech industry vertical, in which RocketPower specializes, reduced or eliminated their full-time hiring, reducing demand for RocketPower's services, and on-going economic uncertainty had more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused a triggering event requiring an interim impairment test for goodwill as of the third quarter of 2022. Job eliminations in the high-tech industry vertical continued during the fourth quarter of 2022, indicating a broad, sustained reduction in hiring was likely and was expected to last through much of 2023, directly impacting RocketPower and the demand for RocketPower's services in this vertical. These changes in market conditions caused another triggering event requiring an interim impairment test for goodwill as of year-end 2022.

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

At year-end 2023 and 2022, total goodwill amounted to $151.1 million for each year. See the Goodwill and Intangible Assets footnote in the notes to our consolidated financial statements for more information.

Litigation

Kelly is subject to legal proceedings, investigations and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel and results of similar litigation. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2023 and 2022, the gross accrual for litigation costs amounted to $6.4 million, of which $1.5 million is held for sale, and $2.3 million, respectively, which is included in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. See the Held for Sale footnote in the notes to our consolidated financial statements for more information.

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

On November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90 million to manage the foreign currency risk associated with the sale of our EMEA staffing operations, which was completed in the first quarter of 2024. This contract is not designated as a hedging instrument; therefore, it is marked-to-market and the changes in fair value are recognized in earnings. A total loss of $2.4 million was realized upon settlement on January 5, 2024. An unrealized loss of $3.6 million associated with the forward contract was recorded as of December 31, 2023; therefore, the Company will record a gain of $1.2 million in the first quarter of 2024.

In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2023 earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 43 of this filing and are presented in pages 44-98.

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

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fourth quarter ended December 31, 2023, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Information required by Part III with respect to Directors, Executive Officers and Corporate Governance (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions, and Director Independence (Item 13) and Principal Accounting Fees and Services (Item 14), except as set forth under the titles “Executive Officers of the Registrant,” which is included on pages 39-40, and “Code of Business Conduct and Ethics,” which is included on page 41, (Item 10), and except as set forth under the title “Equity Compensation Plan Information,” which is included on page 41, (Item 12), is to be included in a definitive proxy statement filed not later than 120 days after the close of our fiscal year and the proxy statement, when filed, is incorporated in this report by reference.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals serve as executive officers of the Company as of December 31, 2023:

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Peter W. Quigley President and Chief Executive Officer	62	2004	Served as officer of the Company.

Olivier G. Thirot Executive Vice President and Chief Financial Officer	62	2008	Served as officer of the Company.

Amy J. Bouque Senior Vice President Chief People Officer	54	2020	September 2020 - Present Served as officer of the Company. January 2016 - August 2020 Executive Director - Talent Management - Ally Financial, Detroit Michigan

Tammy L. Browning Senior Vice President President, KellyOCG	50	2018	October 2018 - Present Served as officer of the Company. October 2010 - April 2018 SVP Global Operations - Yoh

Timothy L. Dupree Senior Vice President President, Kelly Professional & Industrial	47	2014	Served as officer of the Company.

Dinette Koolhaas Senior Vice President President, Kelly International	54	2008	Served as officer of the Company.(1)

(1) In conjunction with the completion of the sale of our EMEA staffing operations and a transition period, Ms. Koolhaas will depart the Company on March 31, 2024.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Daniel Hugo Malan Senior Vice President President, Kelly Science, Engineering & Technology	54	2020
March 2020 - Present
Served as officer of the Company.

December 2019 - February 2020
Managing Partner - Talent Capital Advisors

August 2018 - November 2019
Chief Operating Officer - Employbridge

December 2016 - July 2018
President, Commercial Business -
Employbridge

Nicola M. Soares Senior Vice President President, Kelly Education	55	2011	Served as officer of the Company.

Vanessa P. Williams Senior Vice President General Counsel Corporate Secretary	52	2020
October 2020 - Present
  Served as officer of the Company.

February 2020 - September 2020
  SVP, Division General Counsel -
  Transportation and Third Party
  Risk Management and Compliance -
  IHS Markit

December 2016 - February 2020
  VP, Division General Counsel -
  Transportation - IHS Markit

CODE OF BUSINESS CONDUCT AND ETHICS.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 in the Index to Exhibits on page 99. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

ITEM 12. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Equity Compensation Plan Information

The following table shows the number of shares of our Class A common stock that may be issued upon the exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under our equity compensation plans as of the fiscal year end for 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders - Fixed Share provision(1),(2)	—	$—	1,956,085

Equity compensation plans not approved by security holders(3)	—	—	—

Total	—	$—	1,956,085

(1)The equity compensation plan approved by our stockholders is our Equity Incentive Plan.

(2)The Fixed Share provision applies to shares granted on and after May 10, 2017, and the amended Equity Incentive Plan provides that the maximum number of shares available for grants is 4,700,000.

The number of shares to be issued upon exercise of outstanding options, warrants and rights under the Fixed Share provision excludes: 784,132 shares of restricted stock; performance shares that have been earned but not yet vested totaling 115,182 financial measure performance awards, and 47,752 single financial measure performance awards; and performance shares granted to employees and not yet earned or vested totaling 876,363 shares of financial measure performance awards, calculated using an assumed maximum award performance level of 200%, where applicable, at December 31, 2023.

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

(a)The following documents are filed as part of this report:

(i)Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Earnings for the three fiscal years ended December 31, 2023

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 31, 2023

Consolidated Balance Sheets at December 31, 2023 and January 1, 2023

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 31, 2023

Consolidated Statements of Cash Flows for the three fiscal years ended December 31, 2023

Notes to Consolidated Financial Statements

(ii)Financial Statement Schedule -

For the three fiscal years ended December 31, 2023:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(iii)The Exhibits are listed in the Index to Exhibits included beginning at page 99, which is incorporated herein by reference.

(b)The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 99 of this filing.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 45-47.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kelly Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kelly Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for the years ended December 31, 2023, January 1, 2023, and January 2, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Softworld Reporting Unit

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s goodwill balance was $151.1 million as of December 31, 2023, of which a majority of the goodwill related to the Softworld reporting unit. Management performs the annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. In the fourth quarter of 2023, management performed the annual goodwill impairment testing, which included a step one quantitative test for the Softworld reporting unit. As part of the quantitative test, the estimated fair value of a reporting unit is compared to its carrying value and if the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference. Fair value of the reporting units is estimated by management using the income approach whereby the estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital. Management’s estimated future cash flows included significant assumptions related to expected future revenue growth rates, profit margins, and discount rate. As a result of the quantitative assessment, management determined that the estimated fair value of the Softworld reporting unit was more than its carrying value.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Softworld reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Softworld reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected future revenue growth rates, profit margins, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Softworld reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to expected future revenue growth rates, profit margins, and discount rate. Evaluating management’s assumptions related to expected future revenue growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Softworld reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

Workers’ Compensation

As described in Note 1 to the consolidated financial statements, in the U.S., the Company has a combination of insurance and self-insurance contracts under which they effectively bear the first $1.0 million of risk per single accident. Management establishes the accrual for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. Management retains an independent consulting actuary to establish loss development factors and loss rates, based on historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of the ultimate claims liability. In preparing the estimates, the consulting actuary considers a number of assumptions and multiple generally accepted actuarial methods in the course of preparing the loss forecast for claims. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, management records a receivable from the insurance company for the excess amount. Management evaluates the accrual quarterly throughout the year and makes adjustments as needed. As disclosed by management, as of December 31, 2023, the accrual for accrued workers’ compensation, net of related receivables, is $43.6 million.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accrual for workers’ compensation claims, including controls over the actuarial methods and development of significant assumptions. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate for the accrual for workers’ compensation claims and (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved (i) testing the completeness and accuracy of underlying data provided by management and (ii) evaluating the appropriateness of management’s actuarial methods and the reasonableness of the significant assumptions related to the loss development factors and loss rates by independently developing the loss development factors and loss rates.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 20, 2024

We have served as the Company’s auditor since 1960.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2023	2022	2021
	(In millions of dollars except per share items)
Revenue from services	$4,835.7	$4,965.4	$4,909.7

Cost of services	3,874.3	3,953.6	3,990.5

Gross profit	961.4	1,011.8	919.2

Selling, general and administrative expenses	934.7	943.5	870.6

Asset impairment charge	2.4	—	—

Goodwill impairment charge	—	41.0	—

Gain on sale of assets	—	(6.2)	—

Loss on disposal	—	18.7	—

Earnings from operations	24.3	14.8	48.6

Gain (loss) on investment in Persol Holdings	—	(67.2)	121.8

Gain on insurance settlement	—	—	19.0

Loss on currency translation from liquidation of subsidiary	—	(20.4)	—

Unrealized loss on forward contract	(3.6)	—	—

Other income (expense), net	4.2	1.6	(3.6)

Earnings (loss) before taxes and equity in net earnings of affiliate	24.9	(71.2)	185.8

Income tax expense (benefit)	(11.5)	(7.9)	35.1

Net earnings (loss) before equity in net earnings of affiliate	36.4	(63.3)	150.7

Equity in net earnings of affiliate	—	0.8	5.4

Net earnings (loss)	$36.4	$(62.5)	$156.1

Basic earnings (loss) per share	$0.99	$(1.64)	$3.93
Diluted earnings (loss) per share	$0.98	$(1.64)	$3.91

Average shares outstanding (millions):
Basic	35.9	38.1	39.4
Diluted	36.3	38.1	39.5

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2023	2022	2021
	(In millions of dollars)
Net earnings (loss)	$36.4	$(62.5)	$156.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.0 million, and $0.2 million and tax expense of $0.1 million, respectively	8.0	(7.5)	(24.2)
Less: Reclassification adjustments included in net earnings (loss) - liquidation of Japan subsidiary	—	20.4	—
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	—	4.7	—
Foreign currency translation adjustments	8.0	17.6	(24.2)

Pension liability adjustments, net of tax expense of $0.2 million, $0.5 million and $0.2 million, respectively	0.6	1.5	0.5
Less: Reclassification adjustments included in net earnings	0.1	0.1	0.2
Pension liability adjustments	0.7	1.6	0.7

Other comprehensive income (loss), net of tax	8.7	19.2	(23.5)

Comprehensive income (loss)	$45.1	$(43.3)	$132.6

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2023	2022
	(In millions of dollars)
Assets
Current Assets
Cash and equivalents	$125.8	$153.7
Trade accounts receivable, less allowances of $8.4 million and $11.2 million, respectively	1,160.6	1,491.6
Prepaid expenses and other current assets	48.9	69.9
Assets held for sale	291.3	—
Total current assets	1,626.6	1,715.2

Noncurrent Assets
Property and equipment:
Property and equipment	138.1	166.8
Accumulated depreciation	(113.5)	(139.0)
Net property and equipment	24.6	27.8
Operating lease right-of-use assets	47.1	66.8
Deferred taxes	321.1	299.7
Goodwill, net	151.1	151.1
Other assets	411.1	403.2
Total noncurrent assets	955.0	948.6

Total Assets	$2,581.6	$2,663.8

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2023	2022
	(In millions of dollars)
Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$—	$0.7
Accounts payable and accrued liabilities	646.1	723.3
Operating lease liabilities	8.4	14.7
Accrued payroll and related taxes	156.2	315.8
Accrued workers' compensation and other claims	22.1	22.9
Income and other taxes	17.2	51.4
Liabilities held for sale	169.9	—
Total current liabilities	1,019.9	1,128.8

Noncurrent Liabilities
Operating lease liabilities	42.9	55.0
Accrued workers' compensation and other claims	40.9	40.7
Accrued retirement benefits	217.4	174.1
Other long-term liabilities	6.8	11.0
Total noncurrent liabilities	308.0	280.8

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2023 and 35.1 million shares issued at 2022	35.2	35.1
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2023 and 3.4 million shares issued at 2022	3.3	3.4
Treasury stock, at cost
Class A common stock, 3.2 million shares at 2023 and 1.0 million shares at 2022	(56.7)	(19.5)
Class B common stock	(0.6)	(0.6)
Paid-in capital	30.6	28.0
Earnings invested in the business	1,241.7	1,216.3
Accumulated other comprehensive income (loss)	0.2	(8.5)
Total stockholders' equity	1,253.7	1,254.2

Total Liabilities and Stockholders' Equity	$2,581.6	$2,663.8

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2023	2022	2021
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$35.1	$36.7	$36.7
Conversions from Class B	0.1	—	—
Share retirement	—	(1.6)	—
Balance at end of year	35.2	35.1	36.7

Class B common stock
Balance at beginning of year	3.4	3.4	3.4
Conversions to Class A	(0.1)	—	—
Balance at end of year	3.3	3.4	3.4

Treasury Stock
Class A common stock
Balance at beginning of year	(19.5)	(14.5)	(16.5)
Net issuance of stock awards and other	5.0	2.8	2.0
Purchase of treasury stock	(42.2)	(7.8)	—
Balance at end of year	(56.7)	(19.5)	(14.5)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	28.0	23.9	21.3
Net issuance of stock awards	2.6	4.1	2.6
Balance at end of year	30.6	28.0	23.9

Earnings Invested in the Business
Balance at beginning of year	1,216.3	1,315.0	1,162.9
Net earnings (loss)	36.4	(62.5)	156.1
Dividends	(11.0)	(10.6)	(4.0)
Share retirement	—	(25.6)	—
Balance at end of year	1,241.7	1,216.3	1,315.0

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(8.5)	(27.7)	(4.2)
Other comprehensive income (loss), net of tax	8.7	19.2	(23.5)
Balance at end of year	0.2	(8.5)	(27.7)
Stockholders’ Equity at end of year	$1,253.7	$1,254.2	$1,336.2

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2023	2022	2021
	(In millions of dollars)
Cash flows from operating activities:
Net earnings (loss)	$36.4	$(62.5)	$156.1
Adjustments to reconcile net earnings to net cash from operating activities:
Asset impairment charge	2.4	—	—
Goodwill impairment charge	—	41.0	—
Deferred income taxes	(24.9)	(72.1)	21.6
Loss on disposal	—	18.7	—
Depreciation and amortization	33.9	33.4	29.8
Operating lease asset amortization	16.2	18.5	21.2
Provision for credit losses and sales allowances	1.6	1.5	1.6
Stock-based compensation	9.7	7.8	5.1
Gain on sale of equity securities	(2.0)	—	—
Unrealized loss on forward contract	3.6	—	—
(Gain) loss on investment in Persol Holdings	—	67.2	(121.8)
Loss on currency translation from liquidation of subsidiary	—	20.4	—
Gain on foreign currency remeasurement	—	(5.5)	—
Gain on insurance settlement	—	—	(19.0)
Gain on sale of assets	—	(6.2)	—
Equity in net earnings of PersolKelly Pte. Ltd.	—	(0.8)	(5.4)
Other, net	1.8	3.3	6.0
Changes in operating assets and liabilities, net of acquisitions	(2.0)	(141.0)	(10.2)

Net cash from (used in) operating activities	76.7	(76.3)	85.0

Cash flows from investing activities:
Capital expenditures	(15.3)	(12.0)	(11.2)
Proceeds from sale of assets	—	10.1	—
Acquisition of companies, net of cash received	—	(143.1)	(213.0)
Cash disposed from sale of Russia, net of proceeds	—	(6.0)	—
Proceeds from sale of Persol Holdings investment	—	196.9	—
Proceeds from sale of equity method investment	—	119.5	—
Proceeds from company-owned life insurance	—	1.5	12.2
Proceeds from insurance settlement	—	—	19.0
Proceeds from loans to equity affiliate	—	—	5.9
Proceeds from equity securities	2.0	—	5.0
Other investing activities	(0.8)	0.6	1.4

Net cash (used in) from investing activities	(14.1)	167.5	(180.7)

Cash flows from financing activities:
Net change in short-term borrowings	(0.7)	0.8	(0.2)
Financing lease payments	(1.2)	(1.4)	(1.5)
Dividend payments	(11.0)	(10.6)	(4.0)
Payments of tax withholding for stock awards	(1.8)	(0.9)	(0.6)
Buyback of common shares	—	(27.2)	—
Purchase of treasury stock	(42.2)	(7.8)	—
Contingent consideration payments	(2.5)	(3.3)	(1.6)
Other financing activities	(0.2)	(0.2)	(0.2)

Net cash used in financing activities	(59.6)	(50.6)	(8.1)

Effect of exchange rates on cash, cash equivalents and restricted cash	2.2	2.3	(4.8)

Net change in cash, cash equivalents and restricted cash	5.2	42.9	(108.6)
Cash, cash equivalents and restricted cash at beginning of year	162.4	119.5	228.1

Cash, cash equivalents and restricted cash at end of year(1)	$167.6	$162.4	$119.5

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheet:

	2023	2022	2021
	(In millions of dollars)
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and equivalents	$125.8	$153.7	$112.7
Cash included in assets held for sale	33.5	—	—
Restricted cash included in prepaid expenses and other current assets	0.3	0.1	0.2
Noncurrent assets:
Restricted cash included in other assets	8.0	8.6	6.6
Cash, cash equivalents and restricted cash at end of year	$167.6	$162.4	$119.5

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a specialty talent and workforce solutions provider operating throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 31, 2023 (2023), January 1, 2023 (2022) and January 2, 2022 (2021), all of which contained 52 weeks. Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis. The Company’s equity method investment in PersolKelly Pte. Ltd. was accounted for on a one-quarter lag prior to the sale of the majority of the investment in the first quarter of 2022 (see Investment in PersolKelly Pte. Ltd. footnote). Any material transactions in the intervening period were disclosed or accounted for in the current reporting period.

Principles of Consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated with the exception of certain amounts owed between entities within the Company that will be considered third-party receivables and payables after the completion of the sale of our EMEA staffing operations. Certain prior period amounts have been reclassified to conform to the current presentation.

Investment in Persol Holdings The Company’s previous investment in Persol Holdings, as further described in the Investment in Persol Holdings footnote, was carried at fair value with the changes in fair value recognized in net earnings. The fair value of the investment was based on the quoted market price until the sale of the investment in the first quarter of 2022.

Investment in PersolKelly Pte. Ltd. The Company had a 49% ownership interest in its equity affiliate, PersolKelly Pte. Ltd., which was accounted for under the equity method. The operating results of the equity affiliate were recorded on a one-quarter lag and included in equity in net earnings of affiliate in the consolidated statements of earnings, until the Company sold the majority of the investment in the first quarter of 2022 (see Investment in PersolKelly Pte. Ltd. footnote). The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote).

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

Foreign Currency Forward Contract The Company is exposed to foreign currency fluctuations and enters into foreign currency forward contracts that are not designated as hedging instruments to reduce the exposure to variability in certain expected future cash flows (see Fair Value Measurements footnote). The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in unrealized loss on forward contract on the consolidated statements of earnings. We are permitted to net the fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. Since these conditions have been met we elected to employ net presentation of derivative assets and liabilities.

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

Cost of Services Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay and health insurance, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing our services to customers whereas SG&A costs are incurred regardless of whether or not we place temporary employees with our customers.

Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $7.8 million in 2023, $6.4 million in 2022 and $7.5 million in 2021.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows (in millions of dollars):

Category	2023	2022	Useful Life
Land	$—	$—		—
Work in process	6.7	3.0		—
Buildings and improvements	0.4	0.4		30	years
Computer hardware and software	123.1	126.8	3	to	12 years
Equipment, furniture and fixtures	22.6	22.7		5	years
Leasehold improvements	13.1	13.9	HQ: 15 years
			Branches: Lesser of the lease or 5 years
Total property and equipment	$165.9	$166.8

The property and equipment at cost in the table above includes $27.8 million of assets held for sale (see Held for Sale footnote). The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Work in process represents capitalized costs for internal-use software not yet in service. Depreciation expense was $12.4 million for 2023, $13.6 million for 2022 and $16.4 million for 2021.

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

Amortization expense was $6.9 million for 2023, $4.2 million for 2022, and $2.2 million for 2021. The related accumulated amortization totaled $14.2 million in 2023 and $7.3 million in 2022. As of year-end 2023, $2.3 million of the $14.2 million of accumulated amortization is held for sale. Capitalized amounts related to such arrangements are recorded within prepaid and other current assets and non-current other assets in the consolidated balance sheet. As of year-end 2023 and 2022, the Company had $4.9 million, of which $0.1 million is held for sale, and $2.7 million, respectively, recorded in prepaid expenses and other current assets in the consolidated balance sheet and $27.3 million, of which $3.4 million is held for sale, and $21.0 million, respectively, recorded in non-current other assets in the consolidated balance sheet related to capitalized cloud computing arrangements (see Other Assets and Held for Sale footnotes).

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Accounts Payable Included in accounts payable balances are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $1.2 million and $0.4 million at year-end 2023 and 2022, respectively.

Accrued Payroll and Related Taxes Included in current accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $9.6 million and $67.6 million at year-end 2023 and 2022, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	December Year to Date
	2023	2022	2021
Professional & Industrial
Staffing services	$1,029.0	$1,228.2	$1,402.4
Permanent placement	12.9	28.9	24.7
Outcome-based services	441.2	409.1	410.3
Total Professional & Industrial	1,483.1	1,666.2	1,837.4

Science, Engineering & Technology
Staffing services	792.7	869.0	813.2
Permanent placement	17.8	29.7	24.4
Outcome-based services	380.3	366.7	319.2
Total Science, Engineering & Technology	1,190.8	1,265.4	1,156.8

Education
Staffing services	834.9	627.8	411.5
Permanent placement	7.0	8.4	5.0
Total Education	841.9	636.2	416.5

Outsourcing & Consulting
Talent solutions	454.7	468.0	432.1
Total Outsourcing & Consulting	454.7	468.0	432.1

International
Staffing services	860.2	892.3	1,032.9
Permanent placement	21.8	22.6	21.3
Talent solutions	2.8	17.3	13.6
Total International	884.8	932.2	1,067.8

Total Intersegment	(19.6)	(2.6)	(0.9)

Total Revenue from Services	$4,835.7	$4,965.4	$4,909.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and OCG operates in the Americas, Europe and Asia-Pacific regions. The International segment includes Europe and Mexico operations, which are included in the Americas region. Our Russian operations were sold in the third quarter of 2022 (see Acquisitions and Dispositions footnote).

The below table presents our revenues disaggregated by geography (in millions of dollars):

	December Year to Date
	2023	2022	2021
Americas
United States	$3,555.8	$3,671.5	$3,513.4
Canada	189.8	168.2	155.0
Puerto Rico	107.0	112.4	102.1
Mexico	75.7	46.5	92.7
Total Americas Region	3,928.3	3,998.6	3,863.2

Europe
Switzerland	224.2	222.8	222.2
France	194.4	199.4	223.1
Portugal	189.4	169.5	158.2
Italy	63.9	69.3	74.2
Russia	—	63.4	132.2
Other	191.8	200.3	197.1
Total Europe Region	863.7	924.7	1,007.0

Total Asia-Pacific Region	43.7	42.1	39.5

Total Kelly Services, Inc.	$4,835.7	$4,965.4	$4,909.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The below table presents our SET, OCG and International segment revenues disaggregated by geographic region (in millions of dollars):

	December Year to Date
	2023	2022	2021
Science, Engineering & Technology
Americas	$1,175.2	$1,250.3	$1,149.3
Europe	15.6	15.1	7.5
Total Science, Engineering & Technology	$1,190.8	$1,265.4	$1,156.8

Outsourcing & Consulting
Americas	$375.0	$403.3	$369.4
Europe	36.0	22.6	23.2
Asia-Pacific	43.7	42.1	39.5
Total Outsourcing & Consulting	$454.7	$468.0	$432.1

International
Americas	$72.7	$45.2	$91.5
Europe	812.1	887.0	976.3
Total International	$884.8	$932.2	$1,067.8

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $3.4 million as of year-end 2023 and $2.7 million as of 2022. Amortization expense for the deferred costs was $7.7 million for 2023, $10.1 million for 2022 and $20.5 million for 2021. As of year-end 2023, there was no impairment loss in relation to the costs capitalized.

3. Credit Losses

The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	December Year to Date
	2023	2022	2021
Allowance for credit losses:
Beginning balance	$7.7	$9.4	$9.8
Current period provision	2.1	1.3	1.3
Currency exchange effects	0.3	(0.2)	(0.5)
Write-offs	(2.1)	(2.8)	(1.2)
Ending balance	$8.0	$7.7	$9.4

Write-offs are presented net of recoveries, which were not material for December year to date 2023, 2022 and 2021.

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

December Year to Date
2021
Allowance for credit losses:
Beginning balance	$10.9
Current period provision	0.6
Write-offs	(11.5)
Ending Balance	$—

There were no long-term customer receivables in 2023 or 2022. No allowances related to other receivables were material for December year to date 2023, 2022 and 2021.

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

Pediatric Therapeutic Services

On May 2, 2022, KSU acquired 100% of the membership interests of PTS for a purchase price of $82.1 million. PTS is a specialty firm that provides and manages various state and federally mandated in-school therapy services. This acquisition expands Education's K-12 solution offering in the education staffing market and serves as an entry point into the therapeutic services market. Under terms of the purchase agreement, the purchase price was adjusted for cash held by PTS at the closing date and estimated working capital adjustments resulting in the Company paying cash of $85.7 million. Total consideration included $1.1 million of additional consideration that was payable to the seller related to employee retention credits and was recorded in accounts payable and accrued liabilities in the consolidated balance sheet. In the third quarter of 2022, the Company paid $0.1 million of the employee retention credits and the remaining $1.0 million was paid in the second quarter of 2023. There is no remaining liability related to the additional consideration as of year-end 2023. The total consideration was as follows (in millions of dollars):

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

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the PTS acquisition was $40.3 million of intangibles, made up of $29.8 million in customer relationships, $9.3 million associated with PTS's trade names and $1.2 million for non-compete agreements. Customer relationships are amortized over 15 years with no residual value, trade names are amortized over 15 years with no residual value, and the non-compete agreements are amortized over five years with no residual value. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the Education operating segment (see Goodwill and Intangible Assets footnote). All of the goodwill is expected to be deductible for tax purposes.

PTS's results of operations are included in the Education segment. Our consolidated revenues and earnings from operations for the year ended 2023 included $52.3 million and $7.7 million, respectively, from PTS. Our consolidated revenues and earnings from operations for the year ended 2022 included $28.5 million and $3.8 million, respectively, from PTS. Pro forma results of operations for this acquisition have not been presented as the acquisition does not have a material impact to the consolidated statements of earnings.

RocketPower

On March 7, 2022, the Company acquired 100% of the issued and outstanding membership interests of RocketPower for a purchase price of $59.3 million. RocketPower is a provider of RPO solutions to U.S. high-tech companies. This acquisition expands OCG's RPO solution and delivery offering and enhances the specialty RPO strategy and expertise within the high-tech industry. Under terms of the purchase agreement, the purchase price was adjusted for cash held by RocketPower at the closing date and estimated working capital adjustments resulting in the Company paying cash of $61.8 million. Total consideration included $1.1 million of additional consideration that was payable to the seller in 2023 related to employee retention credits and was settled in the second quarter of 2023 and there is no remaining liability. The total consideration also included contingent consideration with an initial estimated fair value of $0.6 million related to an earnout payment with a maximum potential cash payment of $31.8 million in the event certain financial metrics are met per the terms of the agreement. The initial fair value of the earnout was established using a Black Scholes model, see the Fair Value Measurements footnote for information regarding subsequent reassessments. The total consideration was as follows (in millions of dollars):

Cash consideration paid	$61.8
Additional consideration payable	1.1
Contingent consideration	0.6
Total consideration	$63.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of first-quarter end 2023, the purchase price allocation for this acquisition was final. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash	$3.5
Trade accounts receivable	6.9
Prepaid expenses and other current assets	1.8
Net property and equipment	0.1
Goodwill	41.0
Intangibles	15.8
Accounts payable and accrued liabilities, current	(2.9)
Accrued payroll and related taxes, current	(1.5)
Other long-term liabilities	(1.2)
Total consideration, including working capital adjustments	$63.5

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the RocketPower acquisition was $15.8 million of intangible assets, made up of $7.5 million in customer relationships, $6.6 million associated with RocketPower's trade names and $1.7 million for non-compete agreements. Customer relationships are amortized over three years with no residual value, trade names are amortized over 10 years with no residual value, and the non-compete agreements are amortized over six years with no residual value. Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the OCG operating segment. The amount of goodwill expected to be deductible for tax purposes is approximately $27.3 million. In the third and fourth quarters of 2022, changes in market conditions triggered interim impairment tests for both long-lived assets and goodwill, resulting in the Company recording a goodwill impairment charge of $41.0 million (see Goodwill and Intangible Assets footnote).

RocketPower's results of operations are included in the OCG segment. Our consolidated revenues and earnings from operations for the year ended 2023 included $7.1 million and a loss of $5.3 million, respectively, from RocketPower. Our consolidated revenues and earnings from operations for the year ended 2022 included $24.3 million and a loss of $43.5 million, which includes the $41.0 million goodwill impairment charge, respectively, from RocketPower. Pro forma results of operations for this acquisition have not been presented as the acquisition does not have a material impact to the consolidated statements of earnings.

Softworld

On April 5, 2021, the Company acquired 100% of the shares of Softworld for a purchase price of $215.0 million. Softworld is a leading technology staffing and workforce solutions firm that serves clients across several end-markets, including financial services, life sciences, aerospace, defense, financial services, retail and IT consulting. This acquisition is intended to expand our capabilities, scale and solution set in our technology specialty. Under terms of the purchase agreement, the purchase price was adjusted for cash held by Softworld at the closing date and estimated working capital adjustments resulting in the Company paying cash of $220.4 million. Total consideration included $2.6 million of additional consideration that was paid to the seller in the fourth quarter of 2022. In the third quarter of 2021, the Company received cash for a post-close working capital adjustment of $6.0 million. The total consideration was as follows (in millions of dollars):

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

The fair value of the acquired receivables represents the contractual value. Included in the assets purchased in the Softworld acquisition was $79.4 million of intangible assets, made up of $54.9 million in customer relationships, $23.1 million associated with Softworld's trade name, and $1.4 million for non-compete agreements. The customer relationships and trade name are amortized over 10 years with no residual value and the non-compete agreements are amortized over five years with no residual value. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue synergies and was assigned to the SET operating segment (see Goodwill footnote). All of the goodwill is expected to be deductible for tax purposes.

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

Pro Forma Information

The following unaudited pro forma information presents a summary of the operating results as if the Softworld acquisition had been completed as of December 30, 2019 (in millions of dollars):

December Year to Date
2021
Pro forma revenues	$4,940.9
Pro forma net earnings	$157.7

The pro forma results for 2021 reflects amortization of the intangible assets of $2.0 million per quarter and applicable taxes. The unaudited pro forma information presented has been prepared for comparative purposes only and is not necessarily

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
indicative of the results of operations as they would have been had the acquisitions occurred on the assumed date, nor is it necessarily an indication of future operating results.

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

The disposal group did not meet the requirements to be classified as discontinued operations as the sale did not have a material effect on the Company's operations and did not represent a strategic shift in the Company's strategy. Our consolidated revenue for the years ended 2022 and 2021 included $63.4 million and $132.2 million, respectively, from the Russia operations and our consolidated earnings before taxes for the year ended 2022 and 2021 included $1.4 million and $3.2 million, respectively, from the Russia operations.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On February 15, 2022, Kelly Services Japan, Inc. sold the investment in the common stock of Persol Holdings in an open-market transaction for proceeds of $196.9 million, net of transaction fees. As our investment was a noncontrolling interest in Persol Holdings, the investment was recorded at fair value based on the quoted market price of Persol Holdings stock on the Tokyo Stock Exchange through the date of the transaction (see Fair Value Measurements footnote). The $67.2 million loss in the first quarter of 2022 recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings included $52.4 million for losses related to changes in fair value up to the date of the transaction and $14.8 million for the discount from the market price on the date of the sale and transaction costs. A gain on the investment of $121.8 million for the year ended 2021 was recorded in gain (loss) on investment in Persol Holdings in the consolidated statements of earnings.

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

After the sale, the Company has a 2.5% ownership interest in the JV and discontinued its use of equity method accounting. The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote). The equity investment, included in other assets on the Company's consolidated balance sheet, totaled $6.4 million as of year-end 2023 and year-end 2022.

7. Fair Value Measurements

Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of year-end 2023 and 2022 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. There were no transfers between Level 1, Level 2 and Level 3 assets or liabilities in 2023 or 2022.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements on a Recurring Basis As of Year-End 2023
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$42.5	$42.5	$—	$—
Total assets at fair value	$42.5	$42.5	$—	$—

Brazil indemnification	$(3.0)	$—	$—	$(3.0)
Foreign currency forward contract, net	(3.6)	—	(3.6)	—
Total liabilities at fair value	$(6.6)	$—	$(3.6)	$(3.0)

	Fair Value Measurements on a Recurring Basis As of Year-End 2022
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$108.3	$108.3	$—	$—
Total assets at fair value	$108.3	$108.3	$—	$—

Brazil indemnification	$(3.4)	$—	$—	$(3.4)
Greenwood/Asher earnout	(3.3)	—	—	(3.3)
Total liabilities at fair value	$(6.7)	$—	$—	$(6.7)
Money market funds represent investments in money market funds that hold government securities, of which $8.0 million as of year-end 2023 and $6.5 million as of year-end 2022 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of year-end 2023 and year-end 2022 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

As of year-end 2023, the Company had an indemnification liability totaling $3.0 million with $0.1 million in accounts payable and accrued liabilities and $2.9 million in other long-term liabilities, and $3.4 million at year-end 2022 with $0.3 million in accounts payable and accrued liabilities and $3.1 million in other long-term liabilities on the consolidated balance sheet related to the sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification will not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis. The Company made a $0.4 million payment to settle various indemnification claims in the second quarter of 2023. Additionally, during 2023, the Company recognized an increase of $0.3 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

On November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90.0 million which matures at the end of January 2024 to manage the foreign currency risk associated with the sale of our EMEA staffing operations, which was completed on January 2, 2024. This contract is not designated as a hedging instrument; therefore, it is marked-to-market and the changes in fair value are recognized in earnings. The Company's foreign currency forward contract is valued using observable inputs, such as foreign currency exchange rates, and is considered a level 2 liability. The Company recorded an unrealized loss of $3.6 million for the year ended 2023 in unrealized loss on forward contract on the consolidated statements of earnings. As of year-end 2023, the Company has a net liability associated with the forward contract of $3.6 million recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, with a remaining liability of $3.3 million at year-end 2022 in accounts payable and accrued liabilities in the consolidated balance sheet. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a level 3 liability. During the first quarter of 2023, the Company paid the remaining earnout liability totaling $3.3 million, representing

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the year two portion of the earnout. In the consolidated statements of cash flows, $1.4 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. There is no remaining earnout liability as of year-end 2023. During the first quarter of 2022, the Company paid the year one portion of the earnout totaling $2.3 million. In the consolidated statements of cash flows, $0.7 million is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. During 2022, the Company reassessed the value of the earnout liability and determined that it was necessary to record an increase to the liability of $1.0 million.

The company recorded an initial earnout liability relating to the 2022 acquisition of RocketPower, totaling $0.6 million, with $0.5 million in accounts payable and accrued liabilities and $0.1 million in other long-term liabilities in the consolidated balance sheet as of second quarter-end 2022 (see Acquisitions and Dispositions footnote). The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a level 3 liability. In the third quarter of 2022, we reassessed the value and determined that the fair value was zero. There have been no changes to the value as a result of year-end 2023 assessments and there is no related liability as of year-end 2023.

The Company recorded an earnout liability relating to the 2020 acquisition of Insight, totaling $1.7 million as of year-end 2020 in accounts payable and accrued liabilities in the consolidated balance sheet. The valuation of the earnout liability was initially established using a Monte Carlo simulation and represented the fair value and was considered a level 3 liability. During 2021, the Company recognized $0.1 million of expenses related to the earnout liability within SG&A expenses in the consolidated statements of earnings. During the third quarter of 2021, the Company paid the earnout totaling $1.8 million.

Equity Investments Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in the JV (see Investment in PersolKelly Pte. Ltd. footnote), with the remaining 2.5% interest now being measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The sale of the shares of the JV represented an observable transaction requiring the Company to calculate the current fair value based on the purchase price of the shares, in which the resulting adjustment was not material. The investment totaled $6.4 million as of year-end 2023, representing total cost plus observable price changes to date.

Prior to April 2021, the Company had a minority investment in Business Talent Group, LLC, which was included in other assets in the consolidated balance sheet. This investment was measured using the measurement alternative for equity investments without a readily determinable fair value as described above. In the second quarter of 2021, BTG entered into a merger agreement which resulted in all of the Company's shares of BTG being automatically cancelled upon approval of the merger and resulted in the receipt of $5.0 million in cash, which was equal to the carrying value and purchase price of the BTG investment.

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

Assets Measured at Fair Value on a Nonrecurring Basis

In the fourth quarter of 2023, we performed our annual goodwill impairment testing, which included a step one quantitative test for the Softworld and PTS reporting units. As a result of the quantitative assessments, we determined that the estimated fair value of the Softworld and PTS reporting units was more than its carrying value. Additionally, we performed a step zero qualitative analysis for the Education reporting unit to determine whether a further quantitative analysis was necessary and concluded that a step one quantitative analysis was not necessary. As a result of the quantitative and qualitative assessments, the Company determined goodwill related to these reporting units was not impaired as of year-end 2023.

During 2022, customers within the high-tech industry vertical, in which RocketPower specializes, reduced or eliminated their full-time hiring, reducing demand for RocketPower's services, and on-going economic uncertainty had more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused a triggering event requiring interim impairment tests for both long-lived assets and goodwill as of third quarter of 2022. Job eliminations in the high-tech industry vertical continued during the fourth quarter of 2022, indicating a broad, sustained reduction in hiring was likely and was expected to last through much of 2023, directly impacting RocketPower and the demand for RocketPower's

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
services in this vertical. These changes in market conditions caused another triggering event requiring interim impairment tests for both long-lived assets and goodwill as of year-end 2022.

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

8. Restructuring and Transformation Activities

2023 Actions

In the first quarter of 2023, the Company undertook restructuring actions to further our cost management efforts in response to the current demand levels and reflect a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. Restructuring costs incurred in the first quarter of 2023 related to these efforts totaled $5.7 million, which included $4.6 million of severance and $1.1 million of lease termination and other expenses and were recorded entirely in selling, general and administrative ("SG&A") expenses in the consolidated statements of earnings.

In the second quarter of 2023, the Company announced a comprehensive transformation initiative that includes actions that will further streamline the Company's operating model to enhance organizational efficiency and effectiveness. The total costs incurred related to these transformation activities in 2023 totaled $32.2 million. The transformation activities included $17.7 million of costs to execute the transformation initiatives through the use of an external consultant, severance of $11.6 million, a $2.4 million impairment charge for right-of-use assets related to an unoccupied office space lease and $0.5 million of lease termination costs. The impairment charge related to the right-of-use assets is recorded in the asset impairment charge in the consolidated statements of earnings. The costs to execute, the severance, and lease termination costs are recorded in SG&A expenses in the consolidated statements of earnings, as detailed further below.

In connection with the sale of our EMEA staffing operations in the first quarter of 2024 (see Held for Sale footnote), there was an additional amount of severance costs for $3.1 million incurred in the fourth quarter of 2023 that is directly related to the sale and recorded in SG&A expenses in the consolidated statements of earnings and included in the table below.

The restructuring and transformation costs incurred in 2023 and included in SG&A are detailed below (in millions of dollars):

	Severance Costs	Lease Termination Costs, Transformation and Other	Total
Professional & Industrial	$6.0	$0.7	$6.7
Science, Engineering & Technology	1.3	0.3	1.6
Education	1.0	—	1.0
Outsourcing & Consulting	3.0	—	3.0
International	3.3	—	3.3
Corporate	4.7	18.3	23.0
Total	$19.3	$19.3	$38.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

2021 Actions

In the fourth quarter of 2021, the Company initiated a series of cost management actions designed to increase operational efficiencies within enterprise functions that provided centralized support to our operating units. The actions were designed to align expenses with current expectations for top-line growth.

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

Accrual Summary

A summary of our global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2021	$2.9
Accruals	1.7
Reductions for cash payments	(4.0)
Accrual adjustments	(0.3)
Balance as of year-end 2022	0.3
Accruals	40.6
Reductions for cash payments	(23.8)
Accrual adjustments	(2.0)
Balance as of year-end 2023	$15.1

The remaining balance of $15.1 million as of year-end 2023 primarily represents the costs to execute the transformation initiatives and severance costs and the majority is expected to be paid by second quarter-end 2024. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years 2023 and 2022 are included in the tables below (in millions of dollars):

	As of Year-End 2022	Additions to Goodwill	Impairment Adjustments	As of Year-End 2023
Science, Engineering & Technology	$111.3	$—	$—	$111.3
Education	39.8	—	—	39.8
Outsourcing & Consulting	—	—	—	—
Total	$151.1	$—	$—	$151.1

	As of Year-End 2021	Additions to Goodwill	Impairment Adjustments	As of Year-End 2022
Science, Engineering & Technology	$111.3	$—	$—	$111.3
Education	3.5	36.3	—	39.8
Outsourcing & Consulting	—	41.0	(41.0)	—
Total	$114.8	$77.3	$(41.0)	$151.1

The goodwill resulting from the acquisition of RocketPower during the first quarter of 2022 was allocated to the OCG reportable segment and RocketPower was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of PTS during the second quarter of 2022 was allocated to the Education reportable segment and PTS was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of Softworld during the second quarter of 2021 was allocated to the SET reportable segment and Softworld was deemed to be a separate reporting unit. (See Additions to Goodwill column in the 2022 table above and the Acquisitions and Dispositions footnote for more details regarding each acquisition.)

The Company performs its annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. We also perform a qualitative review on a quarterly basis of our long-lived assets, comprised of net property and equipment and definite-lived intangible assets, to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

2023 Goodwill Impairment Assessment

In the fourth quarter of 2023, we performed our annual goodwill impairment testing, which included a step one quantitative test for the Softworld and PTS reporting units. As a result of the quantitative assessment, we determined that the estimated fair value of the Softworld and PTS reporting units was more than its carrying value. Additionally, we performed a step zero qualitative analysis for the Education reporting unit to determine whether a further quantitative analysis was necessary and concluded that a step one quantitative analysis was not necessary. As a result of the quantitative and qualitative assessments, the Company determined goodwill related to these reporting units was not impaired. The estimated fair value of the Softworld reporting unit exceeds the carrying value by less than 10%. If current expectations of future revenue and profit margins are not met, or if market factors outside of our control change significantly, including discount rate, and other market factors, then the goodwill of the Softworld reporting unit may be impaired in the future, resulting in goodwill impairment charges.

2022 Goodwill Impairment

During the third quarter of 2022, customers within the high-tech industry vertical, in which RocketPower specializes, reduced or eliminated their full-time hiring, reducing demand for RocketPower’s services, and on-going economic uncertainty had more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused a triggering event requiring an interim impairment test for both long-lived assets and goodwill. RocketPower has definite-lived intangible assets, consisting of trades names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives. We performed a long-lived asset recoverability test for RocketPower and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. We performed an

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
interim step one quantitative test for RocketPower’s goodwill and determined that the estimated fair value of the reporting unit no longer exceeded the carrying value. Based on the result of our interim goodwill impairment test as of third quarter-end 2022, we recorded a goodwill impairment charge of $30.7 million to write off a portion of RocketPower’s goodwill, with $10.3 million goodwill remaining in the OCG reportable segment as of third quarter-end 2022.

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

Subsequent to our annual goodwill impairment testing, job eliminations in the high-tech industry vertical continued, indicating a broad, sustained reduction in hiring was likely and was expected to last through much of 2023, directly impacting RocketPower and the demand for RocketPower's services in this vertical. These changes in market conditions caused a triggering event requiring another interim impairment test for both long-lived assets and goodwill as of year-end 2022. We performed a long-lived asset recoverability test for RocketPower and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. We performed an interim step one quantitative test for RocketPower’s goodwill and determined that the estimated fair value of the reporting unit no longer exceeded the carrying value. Based on the result of our interim goodwill impairment test as of year-end 2022, we recorded an additional goodwill impairment charge of $10.3 million in the fourth quarter of 2022 to write off the remaining balance of RocketPower’s goodwill, for a total goodwill impairment charge of $41.0 million as of year-end 2022. (See Impairment Adjustments column in the 2022 table above.)

Intangible Assets

Intangible assets, excluding fully-amortized intangibles, are included within other assets on our consolidated balance sheet and consist of the following (in millions of dollars):

		2023			2022
	Useful Lives	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Customer relationships	10-15 years	$141.1	$47.7	$93.4	$141.1	$32.9	$108.2
Trade names	10-15 years	51.6	12.8	38.8	51.7	8.3	43.4
Non-compete agreements	5 years	4.3	1.7	2.6	6.0	2.2	3.8
Trademarks	10 years	4.8	1.9	2.9	4.8	1.5	3.3
Total		$201.8	$64.1	$137.7	$203.6	$44.9	$158.7

Intangible amortization expense, which is included in SG&A expense in the consolidated statements of earnings, was $20.9 million, $19.4 million and $13.0 million in 2023, 2022 and 2021, respectively. The amortization expense will be $20.6 million in 2024, $18.5 million in 2025, $17.9 million in 2026, $17.3 million in 2027 and $16.1 million in 2028.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Other Assets

Included in other assets are the following (in millions of dollars):

	2023	2022
Life insurance cash surrender value (see Retirement Benefits footnote)	$230.3	$194.3
Intangibles, net of accumulated amortization of $76.6 million in 2023 and $55.5 million in 2022(1)	137.7	158.7
Long-term hosted software, net of accumulated amortization of $14.2 million in 2023 and $7.3 million in 2022(2)	13.1	13.7
Noncurrent restricted cash	8.0	8.6
Workers' compensation and other claims receivable(3)	11.7	12.1
Other(4)	15.7	15.8
Total other assets(5)	$416.5	$403.2
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

(4) Other includes $6.4 million related to our equity investment in the JV (see Investment in PersolKelly Pte. Ltd footnote).

(5) Total other assets includes $5.4 million of assets held for sale in connection with the sale of our EMEA staffing operations (see Held for Sale footnote).

11. Leases

The Company has operating and financing leases for headquarters and field offices and various equipment. Our leases generally have remaining lease terms of one year to 10 years. We determine if an arrangement is a lease at inception.

The components of lease expense are as follows (in millions of dollars):

		December Year to Date
Description	Statements of Earnings Location	2023	2022	2021
Operating:
Operating lease cost	Selling, general and administrative expenses	$21.0	$22.8	$25.8
Short-term lease cost	Selling, general and administrative expenses	2.0	2.4	2.6
Variable lease cost	Selling, general and administrative expenses	6.1	5.2	5.7
Financing:
Amortization of ROU assets	Selling, general and administrative expenses	0.6	0.6	1.4
Interest on lease liabilities	Other income (expense), net	—	0.1	0.2
Total lease cost		$29.7	$31.1	$35.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental consolidated balance sheet information related to leases is as follows (in millions of dollars):

Description	Balance Sheet Location	As of Year-End 2023		As of Year-End 2022
ROU Assets:
Operating	Operating lease right-of-use assets	$61.3	(1)	$66.8
Financing	Net property and equipment	0.3		1.3
Total lease assets		$61.6		$68.1

ROU Liabilities:
Operating - current	Operating lease liabilities, current	$14.0	(1)	$14.7
Financing - current	Accounts payable and accrued liabilities	—		1.2
Operating - noncurrent	Operating lease liabilities, noncurrent	51.9	(1)	55.0
Financing - noncurrent	Other long-term liabilities	—		—
Total lease liabilities		$65.9		$70.9

(1)ROU operating assets and liabilities, current and non-current, include held for sale leases (see Held for Sale footnote).

Weighted average remaining lease terms and discount rates are as follows:

	December Year to Date
	2023	2022
Weighted average remaining lease term (years):
Operating leases	7.3	7.9
Financing leases	0	1.3
Weighted average discount rate:
Operating leases	5.4%	5.1%
Financing leases	N/A	5.4%

Other information related to leases is as follows (in millions of dollars):

	December Year to Date
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20.6	$22.4	$26.1
Financing cash flows from financing leases	1.2	1.4	1.5

ROU assets obtained in exchange for new lease obligations:
Operating leases	$12.6	$10.7	$14.9
Financing leases	—	—	—

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of lease liabilities as of year-end 2023 are as follows (in millions of dollars):

	Operating Leases		Financing Leases
2024	$17.1		$—
2025	13.4		—
2026	10.3		—
2027	7.2		—
2028	5.5		—
Thereafter	25.7		—
Total future lease payments	79.2		—
Less: Imputed interest	13.3		—
Total	$65.9	(2)	$—

(2)Maturities of lease liabilities includes future lease payments for held for sale leases (see Held for Sale footnote).

12. Debt

Short-Term Debt

On November 2, 2023, the Company entered into an agreement with its lenders to amend and restate its existing $200.0 million, five-year revolving credit facility (the "Facility"), with a termination date of December 5, 2024. The amendment changed certain terms and conditions related to the sale of assets to allow for the sale of the EMEA staffing operations. The Facility is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At year-end 2023 and 2022, there were no borrowings under the Facility and a remaining borrowing capacity of $200.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 15.0 basis points at year-end 2023 and 2022. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2023:

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of year-end 2023, the Securitization Facility had no short-term borrowings, SBLCs of $49.4 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $100.6 million. As of year-end 2022, the Securitization Facility had no short-term borrowings, SBLCs of $49.5 million related to workers’ compensation at a rate of 0.90% and a remaining capacity of $100.5 million. The rate for short-term borrowings includes the Bloomberg Short-Term Bank Yield Index rate and a utilization rate on the amount of our borrowings. The rates for the SBLCs represent a utilization rate on the outstanding amount of the SBLCs. In addition, we pay a commitment fee of 40 basis points on the unused capacity.

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

The Company had total unsecured, uncommitted short-term local credit facilities of $11.5 million as of year-end 2023. There were no borrowings under these lines at year-end 2023, as compared to $0.7 million borrowings under these lines at year-end 2022. The weighted average interest rate for these borrowings, which was related to India, was 8.50% at year-end 2022.

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

The liability for the nonqualified plans was $233.8 million and $196.6 million as of year-end 2023 and 2022, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits in the consolidated balance sheet. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses in the consolidated statements of earnings, was earnings of $32.9 million in 2023, loss of $36.3 million in 2022 and earnings of $27.0 million in 2021.

In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $230.3 million and $194.3 million at year-end 2023 and 2022, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheet. During 2023, there were no proceeds in connection with these policies. In 2022 and 2021, proceeds of $1.5 million and $12.2 million, respectively, were received in connection with these policies. Tax-free earnings or loss on these assets, which were included in SG&A expenses in the consolidated statements of earnings and which offset the related earnings or loss on the liability, were earnings of $32.2 million in 2023, loss of $36.0 million in 2022 and earnings of $26.0 million in 2021.

The net expense for retirement benefits for the qualified and nonqualified plans, including Company-matching contributions for full-time employees, totaled $10.9 million in 2023, $9.4 million in 2022 and $10.0 million in 2021, and is included in total SG&A expenses in the consolidated statements of earnings. The expense related to retirement plan contributions for temporary employees is included in cost of services in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
International Defined Benefit Plans

The Company has several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2023 were $9.7 million, $8.0 million and $1.7 million, respectively, all of which are included as held for sale (see Held for Sale footnote). The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2022 were $10.4 million, $7.5 million and $2.9 million, respectively. Total pension expense for these plans was $0.2 million in 2023, $0.4 million in 2022 and $0.5 million in 2021. Pension contributions and the amount of accumulated other comprehensive income expected to be recognized in 2024 are not significant.

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

In November 2022, the Company's board of directors authorized a $50.0 million Class A share repurchase program, which was completed in August 2023. During 2023 and 2022, the Company repurchased 2,496,827 Class A shares for $42.2 million and 474,644 Class A shares for $7.8 million, respectively. There were no remaining shares available under the share repurchase program as of year-end 2023 as compared to $42.2 million remaining shares available under the share repurchase program as of year-end 2022. A total of 2,971,471 shares were repurchased under the share repurchase program at an average price of $16.83 per share.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during 2023, 2022 and 2021 are included in the table below (in millions of dollars). Amounts in parentheses indicate debits.

	2023		2022		2021
Foreign currency translation adjustments:
Beginning balance	$(7.4)		$(25.0)		$(0.8)
Other comprehensive income (loss) before classifications	8.0		(7.5)		(24.2)
Amounts reclassified from accumulated other comprehensive income (loss) - liquidation of Japan subsidiary	—		20.4	(1)	—
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other	—		4.7	(2)	—
Net current-period other comprehensive income (loss)	8.0		17.6		(24.2)
Ending balance	0.6		(7.4)		(25.0)

Pension liability adjustments:
Beginning balance	(1.1)		(2.7)		(3.4)
Other comprehensive income (loss) before classifications	0.6		1.5		0.5
Amounts reclassified from accumulated other comprehensive income	0.1	(3)	0.1	(3)	0.2	(3)
Net current-period other comprehensive income (loss)	0.7		1.6		0.7
Ending balance	(0.4)		(1.1)		(2.7)

Total accumulated other comprehensive income (loss)	$0.2		$(8.5)		$(27.7)

(1)Amount was recorded in the loss on currency translation from liquidation of subsidiary in the consolidated statements of earnings.

(2)Of the amount included in this line item $1.9 million in 2022 was recorded in the other income (expense), net line item in the consolidated statements of earnings related to the investment in PersolKelly Pte. Ltd., (see Investment in PersolKelly Pte. Ltd. footnote for more details). In addition, $1.4 million in 2022 was recorded in the other income (expense), net line item in the consolidated statements of earnings related to other activities and $1.4 million in 2022 was recorded in loss on disposal line item in the consolidated statements of earnings related to the liquidation of the cumulative translation adjustment for the sale of our Russia operations, (see Acquisitions and Dispositions footnote for more details). All amounts in prior years were recorded in other income (expense), net in the consolidated statements of earnings.

(3)Amount was recorded in SG&A expenses in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Earnings (Loss) Per Share

The reconciliation of basic earnings (loss) per share on common stock for 2023, 2022 and 2021 follows (in millions of dollars except per share data):

	2023	2022	2021
Net earnings (loss)	$36.4	$(62.5)	$156.1
Less: Earnings allocated to participating securities	(0.7)	—	(1.4)
Net earnings (loss) available to common shareholders	$35.7	$(62.5)	$154.7

Average common shares outstanding (millions):
Basic	35.9	38.1	39.4
Dilutive share awards	0.4	—	0.1
Diluted	36.3	38.1	39.5

Basic earnings (loss) per share	$0.99	$(1.64)	$3.93
Diluted earnings (loss) per share	$0.98	$(1.64)	$3.91

Potentially dilutive shares outstanding for 2023 are primarily related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares (see Stock-Based Compensation footnote for a description of performance shares). Due to our net loss in 2022, potentially dilutive shares outstanding, primarily related to deferred common stock associated with the non-employee directors deferred compensation plan, of 0.2 million shares in 2022, had an anti-dilutive effect on diluted earnings per share and were excluded from the computation. Potentially dilutive shares outstanding for 2021 are primarily related to deferred common stock related to the non-employee directors deferred compensation plan.

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

The Company’s certificate of incorporation allows the board of directors to declare a cash dividend to Class A shares without declaring equal dividends to the Class B shares. Class B shares’ voting and conversion rights, however, effectively allow the Class B shares to participate in dividends equally with Class A shares on a per share basis.

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

Dividends paid per share for Class A and Class B common stock were $0.30 for 2023, $0.275 for 2022 and $0.10 for 2021.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Stock-Based Compensation

Under the Equity Incentive Plan, amended and restated February 15, 2017 and approved by the stockholders of the Company on May 10, 2017 (the “EIP”), the Company may grant to key employees restricted stock and performance awards associated with the Company’s Class A stock. The amended EIP provides that the maximum number of shares available for grants is 4.7 million. Shares available for future grants at year-end 2023 are 2.0 million. The Company issues shares out of treasury stock to satisfy stock-based awards, if available; otherwise new shares of common stock are issued from authorized shares. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

The Company recognized stock-based compensation cost of $9.7 million in 2023, $7.8 million in 2022 and $5.1 million in 2021, as well as related tax benefits of $1.7 million in 2023, $1.1 million in 2022 and $0.8 million in 2021.

Restricted Stock

Restricted stock, which typically vests pro-rata over three or four years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock as of year-end 2023 and changes during this period is presented as follows below (in thousands of shares except per share data):

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2022	607	$20.27
Granted	484	17.33
Vested	(183)	20.81
Forfeited	(124)	19.07
Nonvested at year-end 2023	784	$18.52

As of year-end 2023, unrecognized compensation cost related to unvested restricted stock totaled $10.2 million. The weighted average period over which this cost is expected to be recognized is approximately 1.5 years. The weighted average grant date fair value per share of restricted stock granted during 2023, 2022 and 2021 was $17.33, $20.16 and $20.91, respectively. The total fair value of restricted stock, which vested during 2023, 2022 and 2021, was $3.3 million, $2.3 million and $2.0 million, respectively.

Performance Shares

During 2023, 2022 and 2021, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers. The payment of performance awards, which will be satisfied with the issuance of shares out of treasury stock, is contingent upon the achievement of specific performance goals unique to each grant ("financial measure performance awards") over a stated period of time. Additionally, the Company also granted single financial measure performance shares to certain senior officers, which will be satisfied with the issuance of shares out of treasury stock, and is contingent upon the achievement of one performance measure with a one-year performance period. These single financial measure performance shares vest over four years and earn dividends, which are not paid until the awards vest.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2023 Grants

The annual 2023 performance share grant ("2023 grant") consisted of 246,000 financial measure performance awards, which are contingent upon achievement of specific revenue growth and EBITDA margin performance goals. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2023, 2024 and 2025, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2026 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

Based upon the level of achievement of specific financial performance goals for the 2023 annual grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 13, 2024, the Compensation Committee approved the actual performance achievement for the 2023 performance period of the annual 2023 grant. Actual performance resulted in participants achieving 50% of target. All of the shares earned for the 2023 performance period will vest in 2026 after the approval of the Compensation Committee, if not forfeited by the recipient.

The 2023 financial measure performance awards have a weighted average grant date fair value of $15.18, which was determined by the market price on the date of grant less the present value of the expected dividends not received during the vesting period.

The total nonvested shares related to 2023 financial measure performance awards at year-end 2023 is 224,000.

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

Based upon the level of achievement of specific financial performance goals for the 2022 annual grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 13, 2024, the Compensation Committee approved the actual performance achievement for the 2023 performance period of the annual 2022 grant. Actual performance resulted in participants achieving 50% of target. All of the shares earned for the 2023 performance period will vest in 2025 after the approval of the Compensation Committee, if not forfeited by the recipient.

The 2022 financial measure performance awards have a weighted average grant date fair value of $19.29, which was determined by the market price on the date of grant less the present value of the expected dividends not received during the vesting period.

The total nonvested shares related to 2022 financial measure performance awards at year-end 2023 is 178,000.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Based upon the level of achievement of specific financial performance goals for the 2021 annual grant, participants had the ability to receive up to 200% of the target number of shares originally granted. On February 13, 2024, the Compensation Committee approved the actual performance achievement for the 2023 performance period of the annual 2021 grant. Actual performance resulted in participants achieving 50% of target. All of the shares earned for the 2023 performance period will vest in 2024 after the approval of the Compensation Committee, if not forfeited by the recipient.

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

The 2021 financial measure performance awards have a weighted average grant date fair value of $17.66, which was determined by the market price on the date of grant less the present value of the expected dividends not received during the vesting period. The total nonvested shares related to 2021 financial measure performance awards at year-end 2023 is 224,000.

2020 Grant

The 2020 performance share grant ("2020 grant") consisted of 115,000 single financial measure performance shares, which have a one-year performance period based on a specific operating earnings performance goal. The 2020 single financial measure performance awards have a weighted average grant date fair value of $22.59 per share, which was determined by the market price on the date of grant. On February 15, 2022, the Compensation Committee approved the actual performance achievement of the 2020 single financial measure performance award. These awards will vest over the next four years, if not forfeited by the recipient. The total nonvested shares related to 2020 single financial performance awards at year-end 2023 is 48,000.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the status of all nonvested performance shares at target for 2023 is presented as follows below (in thousands of shares except per share data).

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2022	692	$19.41
Granted	246	15.18
Vested	(199)	18.42
Forfeited	(65)	17.03
Nonvested at year-end 2023	674	$17.49

As of year-end 2023, unrecognized compensation cost related to all unvested financial measure performance shares totaled $3.7 million. The weighted average period over which the costs are expected to be recognized is approximately 1.4 years for financial measure performance shares. The total fair value of financial measure performance shares, which vested during 2023, 2022 and 2021, was $3.4 million, $0.9 million and $0.3 million, respectively.

17. Sale of Assets

In October 2022, Kelly Properties, LLC, a wholly owned subsidiary of the Company, sold real property located in Troy, Michigan for a purchase price of $6.0 million, subject to final closing adjustments. The Company received cash proceeds of $5.6 million in the fourth quarter of 2022, net of commissions and transaction expenses. As of the date of the sale, the property had a carrying value of $4.7 million, resulting in a $0.9 million gain on the sale, which was recorded in gain on sale of assets in the consolidated statements of earnings.

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

18. Held for Sale

On November 2, 2023, the Company announced that it had entered into a definitive agreement to sell its EMEA staffing operations ("disposal group"), which is included in the Company's International operating segment. As of year-end 2023, the disposal group is classified as held for sale and measured at the lower of its carrying amount or fair value less estimated costs to sell. On January 2, 2024, subsequent to the year ended 2023, the sale was completed and the Company received initial cash proceeds of $110.6 million. Subject to the terms of the purchase agreement, the Company expects to receive additional cash proceeds to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. Inclusive of the adjustments, the Company expects to record a pre-tax gain on the sale in the first quarter of 2024. As a result, the disposal group continues to be held at carrying value as of December 31, 2023.

The disposal group did not meet the requirements to be classified as discontinued operations as the sale will not have a material effect on the Company's operations and does not represent a strategic shift in the Company's strategy. The Company will continue to provide MSP, RPO and Functional Service Provider solutions in the EMEA region. Our consolidated earnings from operations for the years-ended 2023, 2022 and 2021 included $1.5 million, $9.3 million, and $8.2 million, respectively, from the EMEA staffing operations.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The major classes of assets and liabilities of the disposal group that have met the classification of held for sale as of December 31, 2023 are as follows (in millions of dollars):

December 31, 2023
Assets held for sale
Cash and equivalents	$33.5
Trade accounts receivable, net	200.9
Prepaid expenses and other current assets	29.0
Property and equipment, net	4.2
Operating lease right-of-use assets	14.2
Deferred taxes	4.1
Other assets	5.4
Assets held for sale	291.3

Liabilities held for sale
Accounts payable and accrued liabilities	(24.5)
Operating lease liabilities, current	(5.7)
Accrued payroll and related taxes	(91.6)
Income and other taxes	(32.9)
Operating lease liabilities, noncurrent	(8.9)
Accrued retirement benefits	(1.7)
Other long-term liabilities	(4.6)
Liabilities held for sale	(169.9)

Disposal group, net	$121.4

Cash and equivalents in the consolidated statements of cash flows as of year-end 2023 includes $33.5 million of cash that is included in the disposal group.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Other Income (Expense), Net

Included in other income (expense), net are the following (in millions of dollars):

	2023	2022	2021
Interest income	$6.7	$2.3	$0.2
Interest expense	(3.2)	(2.1)	(2.5)
Dividend income	—	—	2.7
Foreign exchange gains (losses)	(1.5)	4.8	(1.0)
Other	2.2	(3.4)	(3.0)
Other income (expense), net	$4.2	$1.6	$(3.6)

Included in interest income for 2023 is $3.0 million of interest from the Company's money market investments. The decrease in dividend income in 2022 reflects the sale of the investment in the common stock of Persol Holdings during the first quarter of 2022. Included in foreign exchange gains (losses) for 2022 is a $5.5 million foreign exchange gain on a U.S. dollar-denominated cash balance held by the Company's Japan entity (see Investment in Persol Holdings footnote). Included in Other for 2023 is a gain of $2.0 million for the receipt of final proceeds in connection with our investment in Business Talent Group, LLC that was sold in 2021. Included in Other for 2022 are transaction-related expenses for the 2022 acquisitions of RocketPower and PTS and sale of our Russia operations (see Acquisitions and Dispositions footnote) and expense related to the remeasurement of the Brazil indemnification liability (see Fair Value Measurements footnote). Included in Other for 2021 is a loss from the sale of the assets related to our minority investment in Kenzie Academy (see Fair Value Measurements footnote) and transaction-related expenses for the April 2021 acquisition of Softworld (see Acquisitions and Disposition footnote).

20. Income Taxes

Earnings (loss) before taxes and equity in net earnings (loss) of affiliate for the years 2023, 2022 and 2021 were taxed under the following jurisdictions (in millions of dollars):

	2023	2022	2021
Domestic	$29.9	$(39.4)	$27.5
Foreign	(5.0)	(31.8)	158.3
Total	$24.9	$(71.2)	$185.8

The provision for income taxes was as follows (in millions of dollars):

	2023	2022	2021
Current tax expense:
U.S. federal	$1.0	$1.3	$1.0
U.S. state and local	2.5	1.4	2.1
Foreign	9.9	61.5	10.4
Total current	13.4	64.2	13.5
Deferred tax (benefit) expense:
U.S. federal	(36.8)	(2.5)	(11.9)
U.S. state and local	(3.6)	0.7	(0.7)
Foreign	15.5	(70.3)	34.2
Total deferred	(24.9)	(72.1)	21.6
Total provision	$(11.5)	$(7.9)	$35.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred income taxes reflect the temporary differences between the asset and liability basis for financial reporting purposes and the amounts used for income tax purposes, at the relevant tax rate. The deferred tax assets and liabilities are comprised of the following (in millions of dollars):

	2023	2022
Fixed assets and right-of-use assets	$(19.0)	$(21.8)
Intangible assets and goodwill	19.0	20.7
Employee compensation and benefit plans	71.5	62.0
Outside basis difference on held for sale assets	34.7	—
Operating lease liabilities	18.3	19.3
Loss carryforwards	36.7	33.4
Credit carryforwards	208.7	200.7
Other, net	15.4	18.9
Valuation allowance	(60.5)	(34.0)
Net deferred tax assets	$324.8	$299.2

As of year-end 2023, the net deferred tax asset balance totaled $324.8 million with $321.1 million in deferred taxes, $4.1 million in assets held for sale (see Held for Sale footnote), and $0.4 million in other long-term liabilities in the consolidated balance sheet. As of year-end 2022, the net deferred tax asset balance totaled $299.2 million, with $299.7 million in deferred taxes and $0.5 million in other long-term liabilities in the consolidated balance sheet.

The Company has U.S. general business credit carryforwards of $185.0 million which will expire from 2034 to 2043, foreign tax credit carryforwards of $23.5 million which will expire from 2026 to 2033 and minimal state and foreign credit carryforwards which are either indefinite or will expire from 2024 to 2043. The net tax effect of federal, state and foreign loss carryforwards at year-end 2023 totaled $36.7 million, which expire as follows (in millions of dollars):

Year	Amount
2024 - 2029	4.9
2030 - 2039	1.1
2040 - 2049	0.1
No expiration	30.6
Total	36.7

The Company has established a valuation allowance for certain loss carryforwards, future deductible items, outside basis differences, and for a portion of its U.S. foreign tax credit carryforwards. The increase in the valuation allowance in 2023 was primarily due to establishing a $19.1 million valuation allowance in the United Kingdom, establishing an $19.8 million valuation allowance on outside basis differences in held for sale assets, releasing a $5.6 million valuation allowance in Germany, and releasing $9.0 million of the valuation allowance on U.S. foreign tax credits. The United Kingdom valuation allowance resulted from restructuring the business in preparation for sale and will increase the gain on the transaction in the first quarter of 2024. The outside basis difference is on held for sale assets that will create a capital loss in the first quarter of 2024 and a valuation allowance has been established for the carry-forward portion. The partial release of the foreign tax credit valuation allowance is based on current information, which will continue to be monitored. A $14.5 million foreign tax credit valuation allowance will remain after the partial release. The valuation allowance is determined in accordance with the provisions of ASC 740, "Income Taxes," which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s recent losses in these jurisdictions, uncertainty of the ability to create future capital gains, and its recent lack of adequate U.S. foreign source income to fully utilize foreign tax credit carryforwards, represented sufficient negative evidence to require a valuation allowance under ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the deferred tax assets.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% in 2023, 2022, and 2021 are as follows (in millions of dollars):

	2023	2022	2021
Income tax based on statutory rate	$5.2	$(14.9)	$39.0
State income taxes, net of federal benefit	(0.9)	1.6	1.1
Foreign tax rate differential	4.6	1.6	12.2
General business credits	(8.5)	(10.7)	(9.7)
Life insurance cash surrender value	(6.5)	7.8	(5.2)
Foreign items	3.0	0.1	1.5
Foreign-derived intangible income deduction	(2.3)	(2.3)	(0.6)
Sale of foreign subsidiaries	—	3.9	—
Foreign business taxes	1.1	1.8	2.1
Tax law change	—	—	(5.2)
Change in deferred tax realizability	4.4	—	(0.7)
Non-deductible expenses	0.7	—	0.1
Uncertain tax positions	(0.3)	0.1	0.2
Stock compensation	0.7	0.6	(0.4)
Outside basis difference on held for sale assets	(13.1)	—	—
Non-deductible goodwill impairment	—	2.7	—
Other	0.4	(0.2)	0.7
Total	$(11.5)	$(7.9)	$35.1

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

Several items have contributed to the variance in our income tax benefit or expense over the last three years. 2023 benefited from recording a $15.0 million federal and state benefit on the outside basis difference in held for sale assets, and a $6.5 million benefit from tax-exempt life insurance cash surrender value gains. 2022 benefited from lower pretax earnings, benefits of $16.9 million from changes in the fair value of the Company's investment in Persol Holdings and $7.1 million from the impairment of tax-deductible goodwill. These benefits were offset by a $7.8 million charge from tax exempt life insurance cash surrender value losses. Income tax expense for 2021 included charges of $37.3 million from changes in the fair value of the Company's investment in Persol Holdings and $4.8 million from the gain on insurance settlement, offset by benefits of $5.2 million from a change in tax rate in the United Kingdom and $5.2 million from tax exempt life insurance cash surrender value gains.

General business credits primarily represent U.S. work opportunity credits. Foreign items include foreign tax credits, foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC 740.

Provision has not been made for additional income taxes on an estimated $48.1 million of foreign subsidiary undistributed earnings which are indefinitely reinvested. If these earnings were to be repatriated, the Company could be subject to foreign withholding tax, federal and state income tax, net of federal benefit, and income taxes on foreign exchange gains or losses, of $4.0 million.

The new Organization for Economic Cooperation and Development (OECD) Pillar Two global minimum tax rules become effective in 2024 in several jurisdictions in which the Company does business. We do not expect a material impact to the Company based on current law and will continue to evaluate developments.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions of dollars):

	2023	2022	2021
Balance at beginning of the year	$0.5	$0.6	$0.5
Additions for prior years’ tax positions	0.3	—	0.2
Reductions for prior years’ tax positions	—	—	—
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.2)	(0.1)	(0.1)
Balance at end of the year	$0.6	$0.5	$0.6

If the $0.6 million in 2023, $0.5 million in 2022 and $0.6 million in 2021 of unrecognized tax benefits were recognized, they would have a favorable effect of $0.5 million in 2023, $0.4 million in 2022 and $0.5 million in 2021 on income tax expense.

The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized expense of $0.1 million in 2023 for interest and penalties. The benefit recognized in 2022 was not significant. The Company recognized expense of $0.1 million in 2021 for interest and penalties. Accrued interest and penalties were $0.2 million at year-end 2023 and $0.1 million at year-end 2022.

The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2020 forward, Canada for fiscal years 2016 forward, France for fiscal years 2014 forward, Netherlands for fiscal years 2017 forward, Portugal for fiscal years 2020 forward, Puerto Rico for fiscal years 2019 forward and Switzerland for fiscal years 2019 forward.

The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include approximately $0.3 million for 2023, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

21. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2023, 2022 and 2021, respectively, were as follows:

	2023	2022	2021
	(In millions of dollars)
(Increase) decrease in trade accounts receivable	$147.2	$(99.3)	$(150.7)
(Increase) decrease in prepaid expenses and other assets	(10.7)	(24.6)	5.0
(Increase) decrease in ROU assets	(2.2)	(0.1)	7.7
Increase (decrease) in accounts payable and accrued liabilities	(62.5)	44.3	155.8
Increase (decrease) in operating lease liabilities	(14.3)	(18.7)	(29.7)
Increase (decrease) in accrued payroll and related taxes	(59.8)	(59.3)	12.5
Increase (decrease) in accrued workers’ compensation and other claims	0.3	(5.2)	(6.2)
Increase (decrease) in income and other taxes	—	21.9	(4.6)
Total changes in operating assets and liabilities, net of acquisitions	$(2.0)	$(141.0)	$(10.2)

The Company paid interest of $2.8 million in 2023, $1.3 million in 2022 and $1.7 million in 2021. The Company paid income taxes of $8.9 million in 2023, $61.2 million in 2022 and $14.1 million in 2021.

Non-cash capital accruals totaled $0.4 million, $1.2 million and $1.0 million at year-end 2023, 2022 and 2021, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Commitments

In addition to lease agreements (see Leases footnote) and the indemnification agreement related to the sale of our Brazil operations (see Acquisitions and Dispositions footnote), the Company has entered into noncancelable purchase obligations totaling $61.2 million, of which $1.3 million is held for sale. These obligations relate primarily to technology services and online tools which the Company expects to utilize generally within the next three fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At year-end 2023 and 2022, the gross accrual for litigation costs amounted to $6.4 million, of which $1.5 million is held for sale (see Held for Sale footnote), and $2.3 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At year-end 2023 and 2022, the related insurance receivables amounted to $0.2 million and $0.6 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.1 million to $7.3 million, which includes amounts held for sale, as of year-end 2023. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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

Professional & Industrial delivers staffing, outcome-based and permanent placement services providing administrative, accounting and finance, light industrial and contact center staffing and other workforce solutions in the U.S. and Canada, including our KellyConnect and Skilled Professional Solutions products. Science, Engineering & Technology provides highly specialized skills to a variety of industries through staffing, outcome-based and permanent placement services. SET is focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes Softworld, NextGen and GTA brands. Education delivers high quality education and therapy services talent through staffing, permanent placement and executive search services to Pre-K-12 school districts and education organizations across the U.S. and includes Teachers On Call, Greenwood/Asher and PTS brands. Outsourcing & Consulting provides global talent supply chain and workforce solutions, including MSP, RPO, PPO and executive coaching programs to customers on a global basis and includes our RocketPower brand. International delivers staffing, local RPO and permanent

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
placement services in 14 countries in Europe, as well as services in Mexico. Our EMEA staffing operations were sold on January 2, 2024.

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

The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings of affiliate, for 2023, 2022 and 2021. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	2023	2022	2021
	(In millions of dollars)
Revenue from Services:
Professional & Industrial	$1,483.1	$1,666.2	$1,837.4
Science, Engineering & Technology	1,190.8	1,265.4	1,156.8
Education	841.9	636.2	416.5
Outsourcing & Consulting	454.7	468.0	432.1
International	884.8	932.2	1,067.8

Less: Intersegment revenue	(19.6)	(2.6)	(0.9)

Consolidated Total	$4,835.7	$4,965.4	$4,909.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2023	2022	2021
	(In millions of dollars)
Earnings from Operations:
Professional & Industrial gross profit	$263.9	$302.5	$310.0
Professional & Industrial SG&A expenses	(237.0)	(270.5)	(278.6)
Asset impairment charge	(0.3)	—	—
Professional & Industrial earnings from operations	26.6	32.0	31.4

Science, Engineering & Technology gross profit	272.0	297.0	253.9
Science, Engineering & Technology SG&A expenses	(197.6)	(214.9)	(180.2)
Asset impairment charge	(0.1)	—	—
Science, Engineering & Technology earnings from operations	74.3	82.1	73.7

Education gross profit	128.7	100.3	65.1
Education SG&A expenses	(92.4)	(81.8)	(62.1)
Education earnings from operations	36.3	18.5	3.0

Outsourcing & Consulting gross profit	163.5	169.6	141.4
Outsourcing & Consulting SG&A expenses	(154.6)	(149.8)	(122.7)
Asset impairment charge	(2.0)	—	—
Goodwill impairment charge	—	(41.0)	—
Outsourcing & Consulting earnings (loss) from operations	6.9	(21.2)	18.7

International gross profit	133.3	142.4	148.8
International SG&A expenses	(131.2)	(132.5)	(138.9)
International earnings from operations	2.1	9.9	9.9

Corporate	(121.9)	(94.0)	(88.1)
Loss on disposal	—	(18.7)	—
Gain on sale of assets	—	6.2	—
Consolidated Total	24.3	14.8	48.6
Gain (loss) on investment in Persol Holdings	—	(67.2)	121.8
Loss on currency translation from liquidation of subsidiary	—	(20.4)	—
Other income (expense), net	0.6	1.6	15.4

Earnings (loss) before taxes and equity in net earnings of affiliate	$24.9	$(71.2)	$185.8

Depreciation and amortization expense included in SG&A expenses by segment above are as follows:

	2023	2022	2021
	(In millions of dollars)
Depreciation and amortization:
Professional & Industrial	$3.1	$3.7	$5.3
Science, Engineering & Technology	12.5	12.7	10.6
Education	6.3	5.2	3.6
Outsourcing & Consulting	4.0	3.5	0.7
International	1.6	1.7	2.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of revenue from services by geographic area for 2023, 2022 and 2021 follows:

	2023	2022	2021
	(In millions of dollars)
Revenue from Services:
United States	$3,555.8	$3,671.5	$3,513.4
Foreign	1,279.9	1,293.9	1,396.3

Total	$4,835.7	$4,965.4	$4,909.7

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

A summary of long-lived assets information by geographic area as of year-end 2023 and 2022 follows:

	2023	2022
	(In millions of dollars)
Long-Lived Assets:
United States	$68.4	$72.1
Foreign	21.6	22.5

Total	$90.0	$94.6

Long-lived assets represent property and equipment and ROU assets and includes $18.4 million of held for sale assets. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.

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

Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies several disclosure and presentation requirements in the FASB accounting standard codification to align them with the SEC regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption permitted, by June 30, 2027. For any amendments in which the SEC has not yet removed the applicable requirement from their regulations by June 30, 2027, the pending content of the related amendment in the FASB codification will not be effective. We do not expect this update to have a material impact to our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public companies to provide more enhanced disclosures for significant segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2024, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments to enhance income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

26. Related Party Transactions

The Terence E. Adderley Revocable Trust K (“Trust K”), which became irrevocable upon the death of Terence E. Adderley (the former Chairman of the Company's board of directors) on October 9, 2018, controls approximately 94.5% of the outstanding shares of Kelly Class B common stock. There were no material transactions between the Company and Trust K or its trustees in 2023, 2022 or 2021.

See Investment in PersolKelly Pte. Ltd. footnote for a description of related party activity with PersolKelly Pte. Ltd.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
27. Subsequent Events

On January 2, 2024, the Company completed the sale of its EMEA staffing operations to Gi Group Holdings S.P.A. and received cash proceeds of $110.6 million. The transaction includes a contingent consideration opportunity and certain working capital and other adjustments to reflect the cash-free, debt-free transaction basis which are expected to be settled by the third quarter of 2024. Inclusive of the adjustments, the Company expects to record a pre-tax gain on the sale in the first quarter of 2024.

The foreign currency forward contract that the Company entered into on November 2, 2023 to manage the foreign currency risk associated with the transaction was settled on January 5, 2024. A total loss of $2.4 million was realized upon settlement. An unrealized loss of $3.6 million associated with the forward contract was recorded as of December 31, 2023; therefore, the Company will record a gain of $1.2 million in the first quarter of 2024.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended December 31, 2023

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$34.0	40.9	—	0.6	(15.0)	$60.5

Fiscal year ended January 1, 2023

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$19.0	15.8	—	(0.7)	(0.1)	$34.0

Fiscal year ended January 2, 2022

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$20.2	0.5	—	(0.8)	(0.9)	$19.0

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATIONS S-K

Exhibit No.	Description

2.1	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Kelly Services Management Sarl, dated as of November 2, 2023, by the Company, Gi Group Holdings S.P.A. and Familia S.R.L.

3.1	Amended and Restated Certificate of Incorporation, effective May 9, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 11, 2018, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on November 7, 2018, which is incorporated herein by reference).

4	Description of Securities (Reference is made to Exhibit 4 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.1*	Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated January 1, 2020 (Reference is made to Exhibit 10.1 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference).

10.2*	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 12, 2017, which is incorporated herein by reference).

10.3*	Kelly Services, Inc. Amended and Restated Senior Executive Severance Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 4, 2021, which is incorporated herein by reference).

10.4*	Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.4 to the Form 10-K filed with the Commission on February 20, 2018, which is incorporated herein by reference).

10.5*	First Amendment to the Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.5 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.6	Second Amendment to Third Amended and Restated Credit Agreement, dated November 2, 2023 (Reference is made to Exhibit 10.6 to the Form 10-Q filed with the Commission on November 9, 2023, which is incorporated herein by reference).

10.7	Agreement of Purchase and Sale, A.F.J. Development Company and Kelly Properties, LLC (Reference is made to Exhibit 10.7 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.8*	Employment Agreement between Kelly Services Management Sarl and Olivier Thirot.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)
Exhibit No.	Description
10.9*	Second Addendum to Employment Agreement between Kelly Services Management Sarl and Berendina Maria Bekhuis Koolhaas (Reference is made to Exhibit 10.9 to the Form 10-Q filed with the Commission on August 11, 2022, which is incorporated herein by reference).

10.12*	Kelly Services, Inc. Management Retirement Plan as amended and restated January 1, 2020 (Reference is made to Exhibit 10.12 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference).

10.14	Amended and Restated Pledge and Security Agreement, dated December 5, 2019 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on December 9, 2019, which is incorporated herein by reference).

10.15	First Amended and Restated Receivables Purchase Agreement Amendment No. 2, dated December 30, 2021 (Reference is made to Exhibit 10.15 to the Form 8-K filed with the Commission on January 5, 2022, which is incorporated herein by reference).

10.16	First Amended and Restated Receivables Purchase Agreement Amendment No. 3, dated September 21, 2022 (Reference is made to Exhibit 10.16 to the Form 10-Q filed with the Commission on November 10, 2022, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, revised August 2023 (Reference is made to Exhibit 14 to the Form 10-Q filed with the commission on November 9, 2023, which is incorporated herein by reference).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Kelly Services, Inc. Incentive Compensation Recovery ("Clawback") Policy as amended and restated effective as of October 2, 2023.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)
Exhibit No.	Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2024		KELLY SERVICES, INC.
Registrant

	By	/s/ Olivier G. Thirot
Olivier G. Thirot
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2024	*	/s/ P. W. Quigley
P. W. Quigley
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2024	*	/s/ T. B. Larkin
T. B. Larkin
Chairman of the Board and Director

Date: February 20, 2024	*	/s/ G. S. Adolph
G. S. Adolph
Director

Date: February 20, 2024	*	/s/ G. S. Corona
G. S. Corona
Director

Date: February 20, 2024	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 20, 2024	*	/s/ A. Duggirala
A. Duggirala
Director

Date: February 20, 2024	*	/s/ I. F. Johnson
I. F. Johnson
Director

Date: February 20, 2024	*	/s/ D. R. Parfet
D. R. Parfet
Director

Date: February 20, 2024	*	/s/ L. A. Murphy
L. A. Murphy
Director

SIGNATURES (continued)

Date: February 20, 2024		/s/ O. G. Thirot
O. G. Thirot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 20, 2024		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 20, 2024	*By	/s/ O.G. Thirot
O.G. Thirot
Attorney-in-Fact