Form 10-Q
period 2024-03-31
KELLY SERVICES INC
filed 2024-05-09
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Yes ☐ No ☒
At April 29, 2024, 32,200,118 shares of Class A and 3,321,601 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	March 31, 2024	April 2, 2023
Revenue from services	$1,045.1	$1,268.3

Cost of services	839.4	1,014.2

Gross profit	205.7	254.1

Selling, general and administrative expenses	190.5	243.4

Gain on sale of EMEA staffing operations	(11.6)	—

Earnings from operations	26.8	10.7

Gain on forward contract	1.2	—

Other income (expense), net	1.8	2.0

Earnings before taxes	29.8	12.7

Income tax expense	4.0	1.8

Net earnings	$25.8	$10.9

Basic earnings per share	$0.71	$0.29
Diluted earnings per share	$0.70	$0.29

Average shares outstanding (millions):
Basic	35.4	37.1
Diluted	35.8	37.4
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 31, 2024	April 2, 2023
Net earnings	$25.8	$10.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.0, and tax expense of $0.0, respectively	(0.5)	2.3
Less: Reclassification adjustments included in net earnings	(0.6)	—
Foreign currency translation adjustments	(1.1)	2.3

Pension liability adjustments, net of tax benefit of $0.4	—	—
Less: Reclassification adjustments included in net earnings	0.4	—
Pension liability adjustments	0.4	—

Other comprehensive income (loss)	(0.7)	2.3

Comprehensive income (loss)	$25.1	$13.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and equivalents	$200.7	$125.8
Trade accounts receivable, less allowances of $8.8 and $8.4 respectively	1,152.9	1,160.6
Prepaid expenses and other current assets	83.2	48.9
Assets held for sale	—	291.3
Total current assets	1,436.8	1,626.6

Noncurrent Assets
Property and equipment:
Property and equipment	140.7	138.1
Accumulated depreciation	(115.2)	(113.5)
Net property and equipment	25.5	24.6
Operating lease right-of-use assets	46.3	47.1
Deferred taxes	318.9	321.1
Retirement plan assets	243.7	230.3
Goodwill, net	151.1	151.1
Intangibles, net	132.5	137.7
Other assets	40.6	43.1
Total noncurrent assets	958.6	955.0

Total Assets	$2,395.4	$2,581.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 31, 2024	December 31, 2023
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$581.2	$646.1
Operating lease liabilities	8.4	8.4
Accrued payroll and related taxes	165.9	156.2
Accrued workers’ compensation and other claims	22.0	22.1
Income and other taxes	20.0	17.2
Liabilities held for sale	—	169.9
Total current liabilities	797.5	1,019.9

Noncurrent Liabilities
Operating lease liabilities	42.0	42.9
Accrued workers’ compensation and other claims	40.9	40.9
Accrued retirement benefits	229.5	217.4
Other long-term liabilities	8.7	6.8
Total noncurrent liabilities	321.1	308.0

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2024 and 2023	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2024 and 2023	3.3	3.3
Treasury stock, at cost
Class A common stock, 3.0 million shares at 2024 and 3.2 million shares at 2023	(52.5)	(56.7)
Class B common stock	(0.6)	(0.6)
Paid-in capital	27.1	30.6
Earnings invested in the business	1,264.8	1,241.7
Accumulated other comprehensive income (loss)	(0.5)	0.2
Total stockholders’ equity	1,276.8	1,253.7

Total Liabilities and Stockholders’ Equity	$2,395.4	$2,581.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 31, 2024	April 2, 2023
Capital Stock
Class A common stock
Balance at beginning of period	$35.2	$35.1
Conversions from Class B	—	0.1
Balance at end of period	35.2	35.2

Class B common stock
Balance at beginning of period	3.3	3.4
Conversions to Class A	—	(0.1)
Balance at end of period	3.3	3.3

Treasury Stock
Class A common stock
Balance at beginning of period	(56.7)	(19.5)
Net issuance of stock awards and other	4.2	3.1
Purchase of treasury stock	—	(18.3)
Balance at end of period	(52.5)	(34.7)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Net issuance of stock awards	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	30.6	28.0
Net issuance of stock awards	(3.5)	(1.6)
Balance at end of period	27.1	26.4

Earnings Invested in the Business
Balance at beginning of period	1,241.7	1,216.3
Net earnings	25.8	10.9
Dividends	(2.7)	(2.8)
Balance at end of period	1,264.8	1,224.4

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	0.2	(8.5)
Other comprehensive income (loss), net of tax	(0.7)	2.3
Balance at end of period	(0.5)	(6.2)

Stockholders’ Equity at end of period	$1,276.8	$1,247.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Net earnings	$25.8	$10.9
Adjustments to reconcile net earnings to net cash from operating activities:
Gain on sale of EMEA staffing operations	(11.6)	—
Depreciation and amortization	8.0	8.4
Operating lease asset amortization	2.2	4.3
Provision for credit losses and sales allowances	0.5	0.4
Stock-based compensation	2.8	3.1
Gain on sale of equity securities	—	(2.0)
Gain on forward contract	(1.2)	—
Other, net	(0.2)	(0.3)
Changes in operating assets and liabilities, net of acquisition	(51.8)	(38.3)
Net cash used in operating activities	(25.5)	(13.5)

Cash flows from investing activities:
Capital expenditures	(3.7)	(4.4)
Proceeds from sale of EMEA staffing operations, net of cash disposed	77.1	—
Payment for settlement of forward contract	(2.4)	—
Proceeds from equity securities	—	2.0
Other investing activities	1.1	0.2
Net cash from (used in) investing activities	72.1	(2.2)

Cash flows from financing activities:
Net change in short-term borrowings	—	(0.7)
Financing lease payments	—	(0.4)
Dividend payments	(2.7)	(2.8)
Payments of tax withholding for stock awards	(1.9)	(1.2)
Buyback of common shares	—	(18.3)
Contingent consideration payments	—	(1.4)
Other financing activities	(0.1)	—
Net cash used in financing activities	(4.7)	(24.8)

Effect of exchange rates on cash, cash equivalents and restricted cash	(0.6)	(0.8)

Net change in cash, cash equivalents and restricted cash	41.3	(41.3)
Cash, cash equivalents and restricted cash at beginning of period	167.6	162.4

Cash, cash equivalents and restricted cash at end of period (1)	$208.9	$121.1

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	13 Weeks Ended
	March 31, 2024	April 2, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$200.7	$111.7
Restricted cash included in prepaid expenses and other current assets	0.6	0.5
Noncurrent assets:
Restricted cash included in other assets	7.6	8.9
Cash, cash equivalents and restricted cash at end of period	$208.9	$121.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2024 (the 2023 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K. The Company’s first fiscal quarter ended on March 31, 2024 and April 2, 2023, each of which contained 13 weeks.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation. Specifically, as discussed in the Segment Disclosures footnote, the Company has made a change to its reportable segments during the first quarter of 2024. We have also reclassified the presentation of our retirement plan assets, which represents our investment in life insurance contracts, and intangibles, net from the other assets line item to separate line items within our consolidated balance sheet.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.  Revenue
Revenue Disaggregated by Service Type

In 2024, Kelly has four operating segments: Professional & Industrial (“P&I”), Science, Engineering & Technology (“SET”), Education, and Outsourcing & Consulting Group ("Outsourcing & Consulting," "OCG"). Prior to 2024, the Company also had an International operating segment (see Segment Disclosures footnote). The 2023 P&I segment information has been recast to conform to the new structure. Other than OCG, each segment delivers talent through staffing services, permanent placement or outcome-based services. Our OCG segment delivers talent solutions including managed service provider ("MSP"), payroll process outsourcing ("PPO"), recruitment process outsourcing ("RPO"), and talent advisory services.

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	First Quarter
	2024	2023
Professional & Industrial
Staffing services	$231.2	$268.6
Permanent placement	2.7	4.6
Outcome-based services	124.5	129.4
Total Professional & Industrial	358.4	402.6

Science, Engineering & Technology
Staffing services	195.2	202.3
Permanent placement	4.2	5.5
Outcome-based services	89.9	98.6
Total Science, Engineering & Technology	289.3	306.4

Education
Staffing services	288.8	247.6
Permanent placement	1.1	1.8
Total Education	289.9	249.4

Outsourcing & Consulting
Talent solutions	108.0	114.6
Total Outsourcing & Consulting	108.0	114.6

International
Staffing services	—	190.2
Permanent placement	—	5.6
Total International	—	195.8

Total Intersegment	(0.5)	(0.5)

Total Revenue from Services	$1,045.1	$1,268.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and OCG operates in the Americas, Europe and Asia-Pacific regions. In 2023, our International segment included our staffing operations in Europe as well as Mexico, which is included in the Americas region. After the sale of the Company's EMEA staffing operations in January 2024 (see Disposition footnote), the Mexico operations, which were previously in our International segment, are now included in our P&I segment.

The below table presents our revenues disaggregated by geography (in millions of dollars):

	First Quarter
	2024	2023
Americas
United States	$933.6	$959.2
Canada	45.4	44.9
Puerto Rico	24.9	26.9
Mexico	18.9	16.7
Total Americas Region	1,022.8	1,047.7

Europe
Switzerland	1.1	52.9
France	—	47.8
Portugal	—	44.4
Italy	—	16.9
Other	9.7	47.7
Total Europe Region	10.8	209.7

Total Asia-Pacific Region	11.5	10.9

Total Kelly Services, Inc.	$1,045.1	$1,268.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents revenues from our SET, OCG and former International segment, which previously included our Mexico operations, disaggregated by geographic region, (in millions of dollars):

	First Quarter
	2024	2023
Science, Engineering & Technology
Americas	$286.2	$302.1
Europe	3.1	4.3
Total Science, Engineering & Technology	$289.3	$306.4

Outsourcing & Consulting
Americas	$88.8	$94.1
Europe	7.7	9.6
Asia-Pacific	11.5	10.9
Total Outsourcing & Consulting	$108.0	$114.6

International
Europe	$—	$195.8
Total International	$—	$195.8

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $2.3 million as of first quarter-end 2024 and $3.4 million as of year-end 2023. Amortization expense for the deferred costs in the first quarter of 2024 and 2023 was $2.4 million.

3. Credit Losses
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	First Quarter
	2024	2023
Allowance for credit losses:
Beginning balance	$8.0	$7.7
Current period provision	0.4	0.8
Currency exchange effects	(0.1)	0.1
Disposition of EMEA staffing operations	(2.4)	—
Write-offs	—	(0.8)
Ending balance	$5.9	$7.8

Write-offs are presented net of recoveries, which were not material for first quarter-end 2024 or 2023. As of first quarter-end 2024, the Company has a receivable of $26.9 million related to the sale of our EMEA staffing operations (see Disposition footnote). The Company has determined that no credit loss provision is required on this receivable as it is considered collectible. No other allowances related to other receivables were material as of first quarter-end 2024 or 2023.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4.  Disposition
On January 2, 2024, the Company completed the sale of its EMEA staffing operations ("disposal group"), which was included in the Company's International operating segment, to Gi Group Holdings S.P.A. ("Gi"). Upon closing, the Company received cash proceeds of $110.6 million, or $77.1 million net of cash disposed, which is included in investing activities in the consolidated statements of cash flows. The total gain on the transaction as of the first quarter-end 2024 is $11.6 million, which is recorded in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. The Company expects to receive additional cash proceeds to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. The Company does not expect to receive any proceeds from the contingent consideration opportunity associated with the transaction. Included in the gain as of first-quarter end 2024, the Company has recorded a euro-denominated receivable from Gi of $26.9 million representing the adjustments that are determinable and is expected to be received in the third quarter of 2024. The receivable is included in prepaid expenses and other current assets in the consolidated balance sheet.

The disposal group did not meet the requirements to be classified as discontinued operations as the sale did not have a material effect on the Company's operations and did not represent a strategic shift in the Company's strategy. Our consolidated earnings from operations for the first quarter of 2023 included a loss of $1.3 million from the EMEA staffing operations.

The major classes of divested assets and liabilities were as follows (in millions of dollars):

Assets divested
Cash and equivalents	$33.5
Trade accounts receivable, net	202.8
Prepaid expenses and other current assets	29.0
Property and equipment, net	4.2
Operating lease right-of-use assets	14.2
Deferred taxes	4.1
Other assets	5.4
Assets divested	293.2

Liabilities divested
Accounts payable and accrued liabilities	(24.5)
Operating lease liabilities, current	(5.7)
Accrued payroll and related taxes	(91.6)
Income and other taxes	(32.9)
Operating lease liabilities, noncurrent	(8.9)
Accrued retirement benefits	(1.7)
Other long-term liabilities	(4.6)
Liabilities divested	(169.9)

Disposal group, net	$123.3

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of first quarter-end 2024 and year-end 2023 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of First Quarter-End 2024
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$106.5	$106.5	$—	$—
Foreign currency forward contract, net	0.1	—	0.1	—
Total assets at fair value	$106.6	$106.5	$0.1	$—

Brazil indemnification	$(2.9)	$—	$—	$(2.9)
EMEA staffing indemnification	(2.1)	—	—	(2.1)
Total liabilities at fair value	$(5.0)	$—	$—	$(5.0)

	As of Year-End 2023
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$42.5	$42.5	$—	$—
Total assets at fair value	$42.5	$42.5	$—	$—

Brazil indemnification	$(3.0)	$—	$—	$(3.0)
Foreign currency forward contract, net	(3.6)	—	(3.6)	—
Total liabilities at fair value	$(6.6)	$—	$(3.6)	$(3.0)

Money market funds

Money market funds represent investments in money market funds that hold government securities, of which $7.6 million as of first quarter-end 2024 and $8.0 million as of year-end 2023 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of first quarter-end 2024 and year-end 2023 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

Forward contracts

On February 8, 2024, the Company entered into a foreign currency forward contract with a notional amount of €17.0 million to manage the foreign currency risk associated with the additional expected proceeds in the third quarter of 2024 related to the sale of our EMEA staffing operations (see Disposition footnote). The expected proceeds are recorded as a euro-denominated receivable which is remeasured each period. The forward contract was designated as a fair value hedge, with the mark-to-market changes of the forward contract offsetting the mark-to-market changes of the receivable in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. The contract was valued using observable inputs, such as foreign

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
currency exchange rates, and is considered a level 2 liability. The Company recorded an unrealized gain of $0.1 million for the first quarter 2024 with a net receivable associated with the forward contract of $0.1 million recorded in prepaid expenses and other current assets on the consolidated balance sheet.

On November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90.0 million to manage the foreign currency risk associated with the sale of our EMEA staffing operations, which was completed on January 2, 2024. This contract was not designated as a hedging instrument; therefore, it was marked-to-market and the changes in fair value were recognized in earnings. The Company's foreign currency forward contract was valued using observable inputs, such as foreign currency exchange rates, and is considered a level 2 liability. The Company recorded an unrealized loss of $3.6 million for the year ended 2023 and had a net liability associated with the forward contract of $3.6 million as of year-end 2023. The Company settled the forward contract on January 5, 2024 for $2.4 million of cash. Accordingly, the Company recognized a gain of $1.2 million in the first quarter of 2024 in gain on forward contract on the consolidated statements of earnings, which partially offsets the $3.6 million loss recognized in 2023, for a total loss of $2.4 million on the contract.

Indemnification liabilities

During the first quarter of 2024, the Company recorded an indemnification liability for $2.1 million relating to the sale of our EMEA staffing operations in January 2024. The liability is included in other long-term liabilities in the consolidated balance sheet and the expense is included in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences for an indefinite term. The Company's maximum exposure under these indemnifications is not estimable at this time due to uncertainties to potential outcomes and the facts and circumstances involved in the agreement. Management believes the risk of material exposure is remote. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is measured on a recurring basis.

As of first quarter-end 2024, the Company had an indemnification liability totaling $2.9 million with $0.1 million in accounts payable and accrued liabilities and $2.8 million in other long-term liabilities, and $3.0 million at year-end 2023, with $0.1 million in accounts payable and accrued liabilities and $2.9 million in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis. During the first quarter of 2024 and 2023 the Company recognized a decrease of $0.1 million and an increase of $0.1 million, respectively, to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

Earnout liability

The Company had previously recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a level 3 liability. During the first quarter of 2023, the Company paid the remaining earnout liability totaling $3.3 million, representing the year two portion of the earnout. In the consolidated statements of cash flows, $1.4 million of the payment is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities.

Equity Investment Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in PersolKelly Pte. Ltd. (the "JV"). Prior to February 2022, the Company had a 49% ownership interest in the JV, a staffing services business currently operating in ten geographies in the Asia-Pacific region. The Company holds a 2.5% interest in the JV, which is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The investment totaled $6.4 million as of first quarter-end 2024, representing total cost plus observable price changes to date.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
6. Restructuring and Transformation Activities
2024 Actions

In the first quarter of 2024, the Company incurred $2.3 million of restructuring charges and transformation fees as a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. The transformation activities include $1.1 million of severance and $1.2 million of costs to execute the transformation through the use of an external consultant. The severance and transformation costs are recorded in selling, general and administrative ("SG&A") expenses in the consolidated statements of earnings.

The restructuring and transformation costs included in SG&A are detailed below for the first quarter of 2024 (in millions of dollars):

	Severance Costs	Transformation Costs	Total

Professional & Industrial	$0.1	$—	$0.1
Outsourcing & Consulting	0.6	—	0.6
Corporate	0.4	1.2	1.6
Total	$1.1	$1.2	$2.3

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

The restructuring and transformation costs included in SG&A are detailed below for the first quarter of 2023 (in millions of dollars):

	Severance Costs	Lease Termination Costs, Transformation and Other	Total

Professional & Industrial	$2.7	$0.3	$3.0
Science, Engineering & Technology	0.4	0.1	0.5
Education	0.1	—	0.1
Outsourcing & Consulting	0.6	—	0.6
International	0.6	—	0.6
Corporate	0.2	1.6	1.8
Total	$4.6	$2.0	$6.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Accrual Summary

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2023	$15.1
Accruals	2.3
Reductions for cash payments	(11.0)
Disposition of EMEA staffing operations	(1.5)
Accrual adjustments	(0.2)
Balance as of first quarter-end 2024	$4.7

The remaining balance of $4.7 million as of first quarter-end 2024 primarily represents the costs to execute the transformation initiatives and severance costs, and the majority is expected to be paid by the end of 2024. No material adjustments are expected to be recorded.

7.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the first quarter 2024 and 2023 are included in the table below. Amounts in parentheses indicate debits.

	First Quarter
	2024	2023
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$0.6	$(7.4)
Other comprehensive income (loss) before reclassifications	(0.5)	2.3
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)	—
Net current-period other comprehensive income (loss)	(1.1)	2.3
Ending balance	(0.5)	(5.1)

Pension liability adjustments:
Beginning balance	(0.4)	(1.1)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—
Net current-period other comprehensive income (loss)	0.4	—
Ending balance	—	(1.1)

Total accumulated other comprehensive income (loss)	$(0.5)	$(6.2)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the first quarter 2024 and 2023 follows (in millions of dollars except per share data):

	First Quarter
	2024	2023
Net earnings	$25.8	$10.9
Less: earnings allocated to participating securities	(0.6)	(0.2)
Net earnings available to common shareholders	$25.2	$10.7

Average shares outstanding (millions):
Basic	35.4	37.1
Dilutive share awards	0.4	0.3
Diluted	35.8	37.4

Basic earnings per share	$0.71	$0.29
Diluted earnings per share	$0.70	$0.29

Potentially dilutive share awards are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the first quarter of 2024 and 2023 (see Stock-Based Compensation footnote for a description of performance shares). Dividends paid per share for Class A and Class B common stock were $0.075 for the first quarter of 2024 and 2023.

In November 2022, the Company's board of directors authorized a $50.0 million Class A share repurchase program, which was completed in August 2023. During the first quarter of 2023, the Company repurchased 1,099,728 shares for $18.3 million. A total of 2,971,471 shares were repurchased under the share repurchase program at an average price of $16.83 per share.

9.  Stock-Based Compensation
For the first quarter of 2024, the Company recognized stock compensation expense of $2.8 million and a related tax benefit of $0.7 million. For the first quarter of 2023, the Company recognized stock compensation expense of $3.1 million and a related tax benefit of $0.3 million.
Performance Shares
2024 Grant
During the first quarter of 2024, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards is contingent upon the achievement of specific revenue growth and earnings before interest, taxes, depreciation and amortization ("EBITDA") margin performance goals ("financial measure performance share awards") over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2024, 2025 and 2026, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2027 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

2021 Grant

In December 2021, the Compensation Committee approved a retention-based grant of 308,000 financial measure performance awards to certain senior officers which may be earned upon achievement of three financial goals over a performance period beginning in fiscal 2022 through the third quarter of 2024, with each goal having a unique projected achievement date. Each goal can be earned independent of the other two goals. Any shares earned during the performance period will cliff-vest three

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
years after achievement of the respective performance goals and approval of the financial results by the Compensation Committee.

On May 7, 2024, the Compensation Committee confirmed the actual performance achievement for the final financial goal related to the 2021 retention-based grant, which was not achieved before the end of the performance period and resulted in no payout.

A summary of the status of all nonvested performance shares at target as of first quarter-end 2024 and changes during this period is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents the 2021 financial measure performance shares that did not vest because actual achievement was below the threshold level and resulted in no payout.

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2023	674	$17.49
Granted	170	19.96
Vested	(136)	18.88
Forfeited	—	—
Vesting adjustment	(28)	15.76
Nonvested at first quarter-end 2024	680	$18.41

Restricted Stock

A summary of the status of nonvested restricted stock as of first quarter-end 2024 and changes during this period is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2023	784	$18.52
Granted	356	20.81
Vested	(197)	18.63
Forfeited	(32)	18.63
Nonvested at first quarter-end 2024	911	$19.39

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10.  Other Income (Expense), Net
Included in other income (expense), net for the first quarter 2024 and 2023 are the following:

	First Quarter
	2024	2023
	(In millions of dollars)
Interest income	$2.8	$1.4
Interest expense	(0.5)	(0.8)
Foreign exchange gains (losses)	—	(0.7)
Other	(0.5)	2.1
Other income (expense), net	$1.8	$2.0
Included in Other for the first quarter of 2023 is a gain of $2.0 million for the receipt of earnout proceeds in connection with an investment that was sold in 2021.

11. Income Taxes
Income tax expense was $4.0 million for the first quarter of 2024 and $1.8 million for the first quarter of 2023. The quarterly variance primarily relates to changes in pretax income.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At first quarter-end 2024 and year-end 2023, the gross accrual for litigation costs amounted to $4.4 million and $6.4 million, respectively, of which $1.5 million was held for sale at year-end 2023.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At first quarter-end 2024 and year-end 2023, the related insurance receivables amounted to $0.2 million.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.1 million to $7.8 million as of first quarter-end 2024. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
13.  Segment Disclosures
The Company’s operating segments, which also represent its reporting segments, are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision-maker ("CODM", the Company’s CEO) to determine resource allocation and assess performance. The Company’s four reportable segments in 2024, (1) Professional & Industrial, (2) Science, Engineering & Technology, (3) Education, and (4) Outsourcing & Consulting, reflect the specialty services the Company provides to customers and represent how the business is organized internally. Prior to 2024, the Company also had an International operating segment. Beginning in the first quarter of 2024, the Company's organizational structure no longer includes the International segment following the sale of the EMEA staffing operations in January 2024. Our Mexico operations, which were previously in our International segment, are now included in the Professional & Industrial segment. Professional & Industrial segment information for the prior year has been recast to conform to the new structure. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
In addition to the change in our segment structure in the first quarter of 2024, we reassessed the allocation of corporate expenses to the operating segments and allocated additional costs which are attributable to the business from corporate.
In the first quarter of 2024, the Company changed the primary segment profitability measure from earnings from operations to a business unit profit measure that excludes depreciation and amortization. This change will provide management greater visibility into the financial performance of the segments and how they contribute to the Company's overall performance.
Prior periods have been recast to reflect the current period allocation method and new segment profitability measurement. The update had no impact on the consolidated financial information.
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings before taxes, for the first quarter of 2024 and 2023. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	First Quarter
	2024	2023
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$358.4	$402.6
Science, Engineering & Technology	289.3	306.4
Education	289.9	249.4
Outsourcing & Consulting	108.0	114.6
International	—	195.8

Less: Intersegment revenue	(0.5)	(0.5)

Consolidated Total	$1,045.1	$1,268.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter
	2024	2023
	(In millions of dollars)
Business Unit Profit (Loss):

Professional & Industrial gross profit	$63.9	$72.2
Professional & Industrial SG&A expenses excluding depreciation and amortization	(58.0)	(73.4)
Professional & Industrial Profit (Loss)	5.9	(1.2)

Science, Engineering & Technology gross profit	64.4	71.3
Science, Engineering & Technology SG&A expenses excluding depreciation and amortization	(46.2)	(52.8)
Science, Engineering & Technology Profit (Loss)	18.2	18.5

Education gross profit	42.1	39.3
Education SG&A expenses excluding depreciation and amortization	(24.0)	(23.9)
Education Profit (Loss)	18.1	15.4

Outsourcing & Consulting gross profit	35.3	41.6
Outsourcing & Consulting SG&A expenses excluding depreciation and amortization	(37.1)	(41.7)
Outsourcing & Consulting Profit (Loss)	(1.8)	(0.1)

International gross profit	—	29.7
International SG&A expenses excluding depreciation and amortization	—	(30.4)
International Profit (Loss)	—	(0.7)

Corporate	(15.0)	(11.7)
Gain on sale of EMEA staffing operations	11.6	—
Depreciation and amortization	(10.2)	(9.5)
Consolidated earnings from operations	26.8	10.7
Gain on forward contract	1.2	—
Other income (expense), net	1.8	2.0

Earnings before taxes	$29.8	$12.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Depreciation and amortization expense is included in SG&A expenses in our consolidated statements of earnings. Depreciation and amortization expense amounts below include amortization of implementation costs for hosted software, which are excluded in the presentation of depreciation and amortization in our consolidated statements of cash flows. The depreciation and amortization amounts by segment are as follows:

	First Quarter
	2024	2023
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$2.4	$1.8
Science, Engineering & Technology	4.1	3.8
Education	2.0	1.9
Outsourcing & Consulting	1.7	1.4
International	—	0.6

14.  New Accounting Pronouncements

Not Yet Adopted

In October 2023, the FASB issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies several disclosure and presentation requirements in the FASB accounting standard codification to align them with the SEC regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption permitted, by June 30, 2027. For any amendments in which the SEC has not yet removed the applicable requirement from their regulations by June 30, 2027, the pending content of the related amendment in the FASB codification will not be effective. We do not expect this update to have a material impact to our consolidated financial statements.

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

15. Subsequent Event

On May 2, 2024, the Company, MRP Merger Sub, Inc. (“Merger Sub”), a newly-formed, wholly owned subsidiary of the Company, MRP Topco (“Topco”), the indirect parent company of Motion Recruitment Partners, LLC (“Motion”), and Littlejohn Fund V, L.P. (“Littlejohn”), in its capacity as the securityholders’ representative, entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby the Company would indirectly acquire 100% of the equity interests in Motion by way of a merger of Merger Sub with and into Topco, with Topco surviving the merger (the “Merger”). The Company will pay cash at close of $425.0 million, subject to adjustments for working capital and to reflect the cash-free, debt-free transaction basis. Additional cash consideration of up to $60.0 million may be due under the terms of an earnout provision. The earnout payment would be due in the second quarter of 2025 and is based on a multiple of gross profit in excess of an agreed-upon amount during the earnout period. The transaction is expected to close in the second quarter of 2024, subject to regulatory approvals and other customary closing conditions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

As we entered 2024, challenging staffing market dynamics continued as employers in most sectors maintained a guarded approach to hiring and focused on retaining their current workforce amid ongoing economic uncertainty. In more resilient pockets of the economy where employers are in need of talent, the supply of candidates to fill open roles remains constrained. These dynamics put pressure on our business, but we remain focused on capturing growth where it exists and positioning our resources to take advantage of even greater opportunities when conditions improve.

We remain focused on the future and are building on the aggressive actions we took in 2023 as part of our transformation journey. We continue to build on the goals of our transformation activities to improve Kelly’s profitability and accelerate growth over the long term. Our business unit and enterprise function teams, together with the Transformation Management Office, continue to make progress on multiple initiatives to drive organizational efficiency and effectiveness.

We are also committed to finding new avenues of growth. This includes a refreshed go-to-market strategy with a comprehensive approach to delivering the full suite of Kelly solutions to our large enterprise customers that is intended to capture a greater share of wallet as we move into 2024. We also remain committed to delivering the highest quality of service to all customers regardless of spend or size. In our P&I segment, for example, we have enhanced our local delivery model and rolled out our Kelly Now mobile application across the U.S. to meet the needs of clients and talent.

We completed the sale of our European staffing operations on January 2, 2024. We move forward with a further streamlined operating model focused on North American staffing and global MSP and RPO solutions.

Together these changes represent structural shifts in Kelly’s operations and are delivering meaningful improvement to the Company’s EBITDA margin which we expect to continue as we move forward in 2024 and beyond.

Financial Measures

Reported percentage changes were computed based on actual amounts in thousands of dollars.

EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA margin (EBITDA divided by revenue from services) are measures used for understanding the Company's ability to generate cash flow and for judging overall operating performance. EBITDA measures are non-GAAP (Generally Accepted Accounting Principles) measures and are used to supplement measures in accordance with GAAP. Our non-GAAP measures may be calculated differently from those provided by other companies, limiting their usefulness for comparison purposes. Non-GAAP measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

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

Results of Operations
Total Company
(Dollars in millions)

	First Quarter
	2024	2023	% Change
Revenue from services	$1,045.1	$1,268.3	(17.6)%
Gross profit	205.7	254.1	(19.1)
SG&A expenses excluding restructuring, depreciation, and amortization	178.0	227.3	(21.7)
Restructuring charges	2.3	6.6	(64.7)
Total SG&A expenses excluding depreciation and amortization	180.3	233.9	(22.9)
Depreciation and amortization	10.2	9.5	7.7
Total SG&A expenses	190.5	243.4	(21.7)
Gain on sale of EMEA staffing operations	(11.6)	—	NM
Earnings from operations	26.8	10.7	150.2
Gain on forward contract	1.2	—	NM
Other income (expense), net	1.8	2.0	(8.8)
Earnings before taxes	29.8	12.7	134.6
Income tax expense	4.0	1.8	128.0
Net earnings	$25.8	$10.9	135.7%

Gross profit rate	19.7%	20.0%	(0.3)	pts.

First Quarter Results

Revenue from services in the first quarter decreased 17.6%, which primarily reflects the January 2, 2024 sale of our EMEA staffing operations. Excluding the impact from the sale, revenue from services decreased 2.6%. This decline reflects revenue declines in Professional & Industrial, Science, Engineering & Technology and Outsourcing & Consulting, partially offset by increases in the Education segment. Compared to the first quarter of 2023 and excluding the impact from the sale, revenue from staffing services decreased 0.5% and revenue from outcome-based services decreased 5.9%. In addition, revenue from talent solutions decreased 5.7% and permanent placement revenue decreased 32.2% from the prior year, excluding the impact from the sale.

Gross profit decreased 19.1% largely driven by the sale of our EMEA staffing operations. Excluding the impact from the sale, gross profit decreased 8.3%. The gross profit rate decreased 30 basis points or 120 basis points excluding the impact from the sale. These decreases are due primarily to unfavorable business mix and a decrease in permanent placement revenue. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in all segments.

Total SG&A expenses decreased 21.7%, primarily due to the sale of our EMEA staffing operations. Excluding this impact, SG&A expenses decreased 10.3%. Included in SG&A expenses in the first quarter of 2024 and 2023 were $2.3 million and $6.6 million of transformation and restructuring charges, respectively. Actions taken in the first quarter of 2024 were a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. The actions build on the strategic progress to monetize non-core assets, reinvest capital in organic and inorganic growth initiatives, and shift to higher-margin, higher-growth business mix. Actions taken in the first quarter of 2023 reflected management undertaking actions to further our cost management efforts in response to the demand levels and reflected a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. In addition, SG&A expenses in 2024 include $5.6 million of transaction-related costs arising from the sale of our EMEA staffing operations. Excluding the impact from the sale, as well as transaction, transformation and restructuring charges, SG&A expenses decreased 11.6% primarily due to structural workforce reductions as part of our transformation initiatives, as well as lower performance-based incentive compensation expenses in response to lower revenue volume.

The gain on sale of EMEA staffing operations relates to the completion of the sale in January 2024 in which we have recognized a gain of $11.6 million as of the first quarter-end 2024.

Earnings from operations for the first quarter of 2024 totaled $26.8 million, compared to $10.7 million in the first quarter of 2023. The increase is primarily related to the $11.6 million gain on the sale of our EMEA staffing operations in the first quarter of 2024, a decrease of $4.3 million in transformation and restructuring charges, and the impact of lower SG&A compared to the prior year, partially offset by $5.6 million of transaction costs directly related to the sale of our EMEA staffing operations and the impact of lower revenue compared to the prior year.

Gain on forward contract of $1.2 million represents the gain recognized in the first quarter of 2024 for the settlement of the foreign currency forward contract in January 2024 that was entered into in 2023 relating to the sale of the EMEA staffing operations.

Income tax expense was $4.0 million for the first quarter of 2024 and $1.8 million for the first quarter of 2023. Our tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax-exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets and the tax effects of stock compensation, which are treated as discrete since they cannot be estimated.

The net earnings for the period were $25.8 million, compared to $10.9 million for the first quarter of 2023.

Operating Results By Segment
(Dollars in millions)

	First Quarter
	2024	2023	% Change
Revenue from Services:
Professional & Industrial	$358.4	$402.6	(11.0)%
Science, Engineering & Technology	289.3	306.4	(5.6)
Education	289.9	249.4	16.2
Outsourcing & Consulting	108.0	114.6	(5.7)
International	—	195.8	(100.0)
Less: Intersegment revenue	(0.5)	(0.5)	—
Consolidated Total	$1,045.1	$1,268.3	(17.6)%

First Quarter Results
Professional & Industrial revenue from services decreased 11.0%. The decrease was due primarily to a 14.0% decline in revenue from staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services decreased by 3.7% due primarily from lower demand for our call-center solutions. Revenue from permanent placement fees declined 42.4%.

Science, Engineering & Technology revenue from services decreased 5.6%. The revenue decline was driven by declines in hours volume in our staffing specialties, partially offset by higher bill rates. Revenue in our outcome-based services decreased by 8.8% and permanent placement fees declined 23.4%.

Education revenue from services increased 16.2%, driven by higher fill rates and increased demand for our services as compared to a year ago, reflecting the impact of net new customer wins and improving demand from existing customers.

Outsourcing & Consulting revenue from services decreased 5.7% as revenue declined in RPO and MSP, partially offset by increasing revenue in PPO.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2024	2023	Change
Gross Profit:
Professional & Industrial	$63.9	$72.2	(11.7)%
Science, Engineering & Technology	64.4	71.3	(9.6)
Education	42.1	39.3	7.1
Outsourcing & Consulting	35.3	41.6	(15.0)
International	—	29.7	(100.0)
Consolidated Total	$205.7	$254.1	(19.1)%

Gross Profit Rate:
Professional & Industrial	17.8%	18.0%	(0.2)	pts.
Science, Engineering & Technology	22.3	23.3	(1.0)
Education	14.5	15.8	(1.3)
Outsourcing & Consulting	32.7	36.3	(3.6)
International	—	15.2	(15.2)
Consolidated Total	19.7%	20.0%	(0.3)	pts.

First Quarter Results

Gross profit for the Professional & Industrial segment decreased on lower revenue volume. In comparison to the prior year, the gross profit rate decreased 20 basis points. This decrease reflects lower permanent placement revenues and higher employee-related costs, partially offset by improved business mix.

The Science, Engineering & Technology gross profit decreased on lower revenue volume. The gross profit rate also decreased 100 basis points due to unfavorable business mix and lower permanent placement revenues.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 130 basis points due primarily to unfavorable customer mix and lower permanent placement revenues from higher education executive search.

The Outsourcing & Consulting gross profit decreased on lower revenue volume, combined with a decrease in the gross profit rate. The gross profit rate decreased 360 basis points primarily due to a change in business mix within this segment and higher employee-related costs in PPO. The unfavorable business mix was primarily driven by declines in revenue in RPO and MSP, which generates higher margins and improving PPO revenue which generates lower margins.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2024	2023	% Change
SG&A Expenses (excluding depreciation and amortization):
Professional & Industrial	$58.0	$73.4	(20.9)%
Science, Engineering & Technology	46.2	52.8	(12.5)
Education	24.0	23.9	0.3
Outsourcing & Consulting	37.1	41.7	(11.1)
International	—	30.4	(100.0)
Corporate expenses	15.0	11.7	28.4
Consolidated Total	$180.3	$233.9	(22.9)%

First Quarter Results

Total SG&A expenses excluding depreciation and amortization in Professional & Industrial decreased 20.9% from the prior year, or 17.7% excluding restructuring charges of $0.1 million in the first quarter of 2024 and $3.0 million in the first quarter of 2023. The decrease excluding restructuring charges is primarily due to lower salary-related costs as a result of cost management in response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Science, Engineering & Technology decreased 12.5% from the prior year, primarily due to lower salary-related costs and lower performance-based incentive compensation expenses. Lower salary-related costs reflect the response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Education increased 0.3% from the prior year. Costs related to increased year-over-year revenue levels were offset by the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Outsourcing & Consulting decreased 11.1% from the prior year, primarily due to lower performance-based incentive compensation expenses.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses increased 28.4% from the prior year primarily due to EMEA staffing operations transaction-related costs and transformation-related charges, partially offset by lower legal settlement costs.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2024	2023	% Change
Business Unit Profit (Loss)
Professional & Industrial	$5.9	$(1.2)	NM %
Science, Engineering & Technology	18.2	18.5	(1.3)
Education	18.1	15.4	17.7
Outsourcing & Consulting	(1.8)	(0.1)	NM
International	—	(0.7)	100.0
Business Unit Profit (Loss)	40.4	31.9	26.8
Corporate	(15.0)	(11.7)	(28.3)
Gain on sale of EMEA staffing operations	11.6	—	NM
Depreciation and amortization	(10.2)	(9.5)	7.7
Consolidated Total Earnings from Operations	$26.8	$10.7	150.2%

First Quarter Results

Professional & Industrial reported profit of $5.9 million for the quarter, compared to a loss of $1.2 million from a year ago. The increase in earnings was primarily due to lower SG&A expenses, partially offset by lower revenue and gross profit.

Science, Engineering & Technology reported profit of $18.2 million for the quarter, a 1.3% decrease from a year ago. The decrease in earnings was primarily due to declines in revenue and gross profit in most of our specialties within the SET business unit that were partially offset by lower expenses.

Education reported profit of $18.1 million for the quarter, compared to $15.4 million a year ago. The change was primarily due to higher revenue and gross profit.

Outsourcing & Consulting reported a loss of $1.8 million for the quarter, compared to a loss of $0.1 million a year ago. The change was primarily due to declines in revenue and gross profit, partially offset by lower SG&A expenses.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses increased $3.3 million year-over-year primarily due to EMEA staffing operations transaction-related costs and transformation-related charges, partially offset by lower legal settlement costs.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $208.9 million at the end of the first quarter of 2024 and $167.6 million at year-end 2023, including $33.5 million held for sale. As further described below, we used $25.5 million of cash for operating activities, generated $72.1 million of cash from investing activities and used $4.7 million of cash for financing activities.

Operating Activities
In the first three months of 2024, we used $25.5 million of net cash for operating activities, as compared to using $13.5 million in the first three months of 2023, primarily due to increased working capital requirements.

Trade accounts receivable totaled $1.2 billion at the end of the first quarter of 2024. Global DSO was 58 days at the end of the first quarter of 2024 and 59 days at year-end 2023, including amounts held for sale, and 59 days at the end of the first quarter of 2023.

Our working capital position (total current assets less total current liabilities) was $639.3 million at the end of the first quarter of 2024, an increase of $32.6 million from year-end 2023, excluding amounts held for sale as of year-end 2023. Our working capital position increased primarily as a result of lower accounts payable balances caused by the normalization of payment timing. The current ratio (total current assets divided by total current liabilities) was 1.8 at the end of the first quarter of 2024 and 1.6 at year-end 2023.

Investing Activities
In the first three months of 2024, we generated $72.1 million of cash from investing activities, as compared to using $2.2 million in the first three months of 2023. Included in cash generated from investing activities in the first three months of 2024 is $77.1 million of proceeds from the sale of the EMEA staffing operations, net of cash disposed. This was partially offset by $3.7 million of cash used for capital expenditures as well as $2.4 million of cash used for the settlement of the foreign currency forward contract in January 2024 in connection with the sale of the EMEA staffing operations. Included in the cash used from investing activities in the first three months of 2023 is $4.4 million of cash used for capital expenditures, partially offset by a gain of $2.0 million for the receipt of earnout proceeds in connection with an investment that was sold in 2021.

Financing Activities
We used $4.7 million of cash for financing activities in the first three months of 2024, as compared to using $24.8 million in the first three months of 2023. The change in cash used for financing activities was primarily related to the buyback of the Company's common shares in the first three months of 2023 which represented repurchases of the Company's Class A common stock as part of the share repurchase program. Dividends paid per common share were $0.075 in the first three months of 2024 and 2023.

Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 0.0% at the end of the first quarter of 2024 and 2023.

New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

Contractual Obligations and Commercial Commitments
There were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

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

We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement (the "Cash Pool"), intercompany loans, dividends, capital contributions, redemptions and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. The Cash Pool is a set of cash accounts maintained with a single bank that must, as a whole, maintain at least a zero balance; individual accounts may be positive or negative. This allows subsidiaries with excess cash to invest and subsidiaries with cash needs to utilize the excess cash. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the first quarter of 2024, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. In addition, as of the first quarter of 2024, $33.5 million of our international cash balances were included in the assets divested related to the sale of our EMEA staffing operations (see the Disposition footnote in the notes to our consolidated financial statements for more details). The Company continues to provide MSP, RPO and Functional Service Provider solutions in the EMEA region. Therefore, we expect much of our remaining international cash will be needed to fund working capital growth in our local operations.

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

On January 2, 2024, the Company completed the sale of its EMEA staffing operations to Gi Group Holdings S.P.A. and received cash proceeds of $110.6 million or $77.1 million net of cash disposed. The foreign currency forward contract that the Company entered into on November 2, 2023 to manage the foreign currency risk associated with the transaction was settled on January 5, 2024. A total loss of $2.4 million was realized upon settlement on the contract. The Company expects to receive additional cash proceeds related to the sale to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. The Company has recorded a receivable of $26.9 million representing the adjustments that are determinable which is expected to be received in the third quarter of 2024. The Company entered into a foreign currency forward contract on February 8, 2024 to manage the foreign currency risk associated with the additional expected proceeds. See the Disposition and Fair Value Measurements footnotes in the notes to our consolidated financial statements for more details.

As of the first quarter of 2024, we had $200.0 million of available capacity on our $200.0 million revolving credit facility and $103.9 million of available capacity on our $150.0 million securitization facility. The securitization facility carried no short-term borrowings and $46.1 million of standby letters of credit related to workers’ compensation. Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. While we believe these facilities will cover our working capital needs over the short term, if economic conditions or operating results change significantly from our current expectations, we may need to seek additional sources of funds. As of the end of the first quarter of 2024, we met the debt covenants related to our revolving credit facility and securitization facility.

On May 2, 2024, the Company, MRP Merger Sub, Inc. (“Merger Sub”), a newly-formed, wholly owned subsidiary of the Company, MRP Topco (“Topco”), the indirect parent company of Motion Recruitment Partners, LLC (“Motion”), and Littlejohn Fund V, L.P. (“Littlejohn”), in its capacity as the securityholders’ representative, entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby the Company would indirectly acquire 100% of the equity interests in Motion by way of a merger of Merger Sub with and into Topco, with Topco surviving the merger (the “Merger”). The Company will pay cash at close of $425.0 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. The transaction is expected to close in the second quarter of 2024, subject to regulatory approvals and other customary closing conditions. In addition, further cash consideration of up to $60.0 million may be due in the second quarter of 2025 if certain conditions are satisfied during an earnout period ending on March 31, 2025. The earnout payment is based on a multiple of gross profit in excess of an agreed-upon amount during the earnout period. We are also in the process of refinancing our revolving credit facility and securitization facility and expect it to be completed by the second quarter of 2024.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to foreign currency risk primarily related to our foreign subsidiaries. Exchange rates impact the U.S. dollar value of our reported earnings, our investments in and held by subsidiaries, local currency denominated borrowings and intercompany transactions with and between subsidiaries. Our foreign subsidiaries primarily derive revenues and incur expenses within a single country and currency which, as a result, provide a natural hedge against currency risks in connection with normal business operations. Accordingly, changes in foreign currency rates vs. the U.S. dollar and euro generally do not impact local cash flows. Intercompany transactions which create foreign currency risk include services, royalties, loans, contributions and distributions.
On November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90 million to manage the foreign currency risk associated with the sale of our EMEA staffing operations (see Disposition footnote), which was completed in the first quarter of 2024. This contract was not designated as a hedging instrument; therefore, it was marked-to-market and the changes in fair value were recognized in earnings. An unrealized loss of $3.6 million associated with the forward contract was recorded as of December 31, 2023. A total loss of $2.4 million was realized upon settlement on January 5, 2024; therefore, the Company recorded a gain of $1.2 million in the first quarter of 2024 (see Fair Value Measurements footnote in the notes to our consolidated financial statements for more details).
On February 8, 2024, the Company entered into a foreign currency forward contract with a notional amount of €17.0 million to manage the foreign currency risk associated with the additional expected proceeds in the third quarter of 2024 related to the sale of our EMEA staffing operations (see Disposition footnote). The expected proceeds are recorded as a euro-denominated receivable which is remeasured each period. The forward contract was designated as a fair value hedge, with the mark-to-market changes of the forward contract offsetting the mark-to-market changes of the receivable in the gain on sale of EMEA staffing operations in the consolidated statement of earnings (see Fair Value Measurements footnote in the notes to our consolidated financial statements for more details).
In addition, we are exposed to interest rate risks through our use of the multi-currency line of credit and other borrowings. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2024 first quarter earnings.
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

Item 1A.  Risk Factors.
There have been no material changes in the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2024, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
January 1, 2024 through February 4, 2024	1,523	$20.29	—	$—

February 5, 2024 through March 3, 2024	71,010	21.90	—	$—

March 4, 2024 through March 31, 2024	12,921	24.48	—	$—

Total	85,454	$22.26	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 85,454 shares were reacquired during the Company’s first quarter of 2024.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the first quarter ended March 31, 2024, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Date: May 9, 2024

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2024

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)