Form 10-Q
period 2024-06-30
KELLY SERVICES INC
filed 2024-08-08
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Yes ☐ No ☒
At July 29, 2024, 32,267,505 shares of Class A and 3,300,841 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue from services	$1,057.5	$1,217.2	$2,102.6	$2,485.5

Cost of services	843.8	976.6	1,683.2	1,990.8

Gross profit	213.7	240.6	419.4	494.7

Selling, general and administrative expenses	191.5	232.0	382.0	475.4

Asset impairment charge	5.5	2.4	5.5	2.4

(Gain) loss on sale of EMEA staffing operations	10.0	—	(1.6)	—

Gain on sale of assets	(5.5)	—	(5.5)	—

Earnings from operations	12.2	6.2	39.0	16.9

Gain on forward contract	—	—	1.2	—

Other income (expense), net	(6.5)	(0.6)	(4.7)	1.4

Earnings before taxes	5.7	5.6	35.5	18.3

Income tax expense (benefit)	1.1	(1.9)	5.1	(0.1)

Net earnings	$4.6	$7.5	$30.4	$18.4

Basic earnings per share	$0.13	$0.20	$0.84	$0.49
Diluted earnings per share	$0.12	$0.20	$0.83	$0.49

Average shares outstanding (millions):
Basic	35.5	36.0	35.5	36.5
Diluted	35.9	36.4	35.9	36.9
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net earnings	$4.6	$7.5	$30.4	$18.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.0, tax benefit of $0.1, tax expense of $0.0 and tax benefit of $0.1, respectively	(2.0)	2.8	(2.5)	5.1
Less: Reclassification adjustments included in net earnings	—	—	(0.6)	—
Foreign currency translation adjustments	(2.0)	2.8	(3.1)	5.1

Pension liability adjustments, net of tax benefit of $0.4	—	—	—	—
Less: Reclassification adjustments included in net earnings	—	—	0.4	—
Pension liability adjustments	—	—	0.4	—

Other comprehensive income (loss)	(2.0)	2.8	(2.7)	5.1

Comprehensive income (loss)	$2.6	$10.3	$27.7	$23.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and equivalents	$38.2	$125.8
Trade accounts receivable, less allowances of $7.9 and $10.9, respectively	1,193.9	1,160.6
Prepaid expenses and other current assets	78.7	48.9
Assets held for sale	—	291.3
Total current assets	1,310.8	1,626.6

Noncurrent Assets
Property and equipment:
Property and equipment	142.4	138.1
Accumulated depreciation	(115.6)	(113.5)
Net property and equipment	26.8	24.6
Operating lease right-of-use assets	53.1	47.1
Deferred taxes	302.3	321.1
Retirement plan assets	245.9	230.3
Goodwill, net	372.6	151.1
Intangibles, net	272.3	137.7
Other assets	44.4	43.1
Total noncurrent assets	1,317.4	955.0

Total Assets	$2,628.2	$2,581.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 30, 2024	December 31, 2023
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$594.8	$646.1
Operating lease liabilities	12.4	8.4
Accrued payroll and related taxes	168.3	156.2
Accrued workers’ compensation and other claims	18.7	22.1
Income and other taxes	18.1	17.2
Liabilities held for sale	—	169.9
Total current liabilities	812.3	1,019.9

Noncurrent Liabilities
Long-term debt	210.4	—
Operating lease liabilities	49.6	42.9
Accrued workers’ compensation and other claims	34.7	40.9
Accrued retirement benefits	232.6	217.4
Other long-term liabilities	8.7	6.8
Total noncurrent liabilities	536.0	308.0

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2024 and 2023	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2024 and 2023	3.3	3.3
Treasury stock, at cost
Class A common stock, 2.9 million shares at 2024 and 3.2 million shares at 2023	(51.7)	(56.7)
Class B common stock	(0.6)	(0.6)
Paid-in capital	29.5	30.6
Earnings invested in the business	1,266.7	1,241.7
Accumulated other comprehensive income (loss)	(2.5)	0.2
Total stockholders’ equity	1,279.9	1,253.7

Total Liabilities and Stockholders’ Equity	$2,628.2	$2,581.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Capital Stock
Class A common stock
Balance at beginning of period	$35.2	$35.2	$35.2	$35.1
Conversions from Class B	—	—	—	0.1
Balance at end of period	35.2	35.2	35.2	35.2

Class B common stock
Balance at beginning of period	3.3	3.3	3.3	3.4
Conversions to Class A	—	—	—	(0.1)
Balance at end of period	3.3	3.3	3.3	3.3

Treasury Stock
Class A common stock
Balance at beginning of period	(52.5)	(34.7)	(56.7)	(19.5)
Net issuance of stock awards and other	0.8	0.5	5.0	3.6
Purchase of treasury stock	—	(16.5)	—	(34.8)
Balance at end of period	(51.7)	(50.7)	(51.7)	(50.7)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	27.1	26.4	30.6	28.0
Net issuance of stock awards	2.4	2.6	(1.1)	1.0
Balance at end of period	29.5	29.0	29.5	29.0

Earnings Invested in the Business
Balance at beginning of period	1,264.8	1,224.4	1,241.7	1,216.3
Net earnings	4.6	7.5	30.4	18.4
Dividends	(2.7)	(2.8)	(5.4)	(5.6)
Balance at end of period	1,266.7	1,229.1	1,266.7	1,229.1

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(0.5)	(6.2)	0.2	(8.5)
Other comprehensive income (loss), net of tax	(2.0)	2.8	(2.7)	5.1
Balance at end of period	(2.5)	(3.4)	(2.5)	(3.4)

Stockholders’ Equity at end of period	$1,279.9	$1,241.9	$1,279.9	$1,241.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities:
Net earnings	$30.4	$18.4
Adjustments to reconcile net earnings to net cash from operating activities:
Asset impairment charge	5.5	2.4
Gain on sale of EMEA staffing operations	(1.6)	—
Gain on sale of assets	(5.5)	—
Depreciation and amortization	17.6	17.2
Operating lease asset amortization	4.6	8.4
Provision for credit losses and sales allowances	(0.2)	0.4
Stock-based compensation	5.2	5.6
Gain on sale of equity securities	—	(2.0)
Gain on forward contract	(1.2)	—
Other, net	(1.1)	0.5
Changes in operating assets and liabilities, net of acquisition	(21.5)	(27.5)
Net cash from operating activities	32.2	23.4

Cash flows from investing activities:
Capital expenditures	(6.7)	(9.3)
Proceeds from sale of EMEA staffing operations, net of cash disposed	77.1	—
Proceeds from sale of assets	4.4	—
Acquisition of company, net of cash received	(427.4)	—
Payment for settlement of forward contract	(2.4)	—
Proceeds from equity securities	—	2.0
Other investing activities	1.9	(0.4)
Net cash used in investing activities	(353.1)	(7.7)

Cash flows from financing activities:
Net change in short-term borrowings	—	(0.7)
Proceeds from long-term debt	378.6	—
Payments on long-term debt	(168.2)	—
Financing lease payments	—	(0.5)
Dividend payments	(5.4)	(5.6)
Payments of tax withholding for stock awards	(2.1)	(1.3)
Buyback of common shares	—	(34.8)
Contingent consideration payments	—	(2.5)
Other financing activities	(1.3)	—
Net cash from (used in) financing activities	201.6	(45.4)

Effect of exchange rates on cash, cash equivalents and restricted cash	(2.7)	1.8

Net change in cash, cash equivalents and restricted cash	(122.0)	(27.9)
Cash, cash equivalents and restricted cash at beginning of period	167.6	162.4

Cash, cash equivalents and restricted cash at end of period (1)	$45.6	$134.5

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	26 Weeks Ended
	June 30, 2024	July 2, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$38.2	$124.8
Restricted cash included in prepaid expenses and other current assets	0.6	0.7
Noncurrent assets:
Restricted cash included in other assets	6.8	9.0
Cash, cash equivalents and restricted cash at end of period	$45.6	$134.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2024 (the 2023 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K. The Company’s second fiscal quarter ended on June 30, 2024 and July 2, 2023, each of which contained 13 weeks. The corresponding June year-to-date periods for 2024 and 2023 each contained 26 weeks.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.  Revenue
Revenue Disaggregated by Service Type

In 2024, Kelly has four operating segments: Professional & Industrial (“P&I”), Science, Engineering & Technology (“SET”), Education, and Outsourcing & Consulting Group ("Outsourcing & Consulting," "OCG"). Prior to 2024, the Company also had an International operating segment (see Segment Disclosures footnote). Following the sale of the Company's EMEA staffing operations in January 2024 (see Acquisition and Disposition footnote), the Mexico operations, which were previously in our International segment, are now included in our P&I segment. The 2023 P&I segment information has been recast to conform to the new structure. Other than OCG, each segment delivers talent through staffing services, permanent placement or outcome-based services. Our OCG and SET segments, following the acquisition of Motion Recruitment Partners, LLC which is included in the SET segment (see Acquisition and Disposition footnote), deliver talent solutions including managed service provider ("MSP"), payroll process outsourcing ("PPO"), recruitment process outsourcing ("RPO"), and talent advisory services.

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	Second Quarter		June Year to Date
	2024	2023	2024	2023
Professional & Industrial
Staffing services	$233.3	$255.3	$464.5	$523.9
Permanent placement	2.3	3.7	5.0	8.3
Outcome-based services	122.1	131.8	246.6	261.2
Total Professional & Industrial	357.7	390.8	716.1	793.4

Science, Engineering & Technology
Staffing services	219.2	201.2	414.4	403.5
Permanent placement	5.8	4.3	10.0	9.8
Outcome-based services	103.2	95.9	193.1	194.5
Talent solutions	4.0	—	4.0	—
Total Science, Engineering & Technology	332.2	301.4	621.5	607.8

Education
Staffing services	248.5	204.1	537.3	451.7
Permanent placement	2.6	2.3	3.7	4.1
Total Education	251.1	206.4	541.0	455.8

Outsourcing & Consulting
Talent solutions	117.0	113.7	225.0	228.3
Total Outsourcing & Consulting	117.0	113.7	225.0	228.3

International
Staffing services	—	200.5	—	390.7
Permanent placement	—	5.4	—	11.0
Total International	—	205.9	—	401.7

Total Intersegment	(0.5)	(1.0)	(1.0)	(1.5)

Total Revenue from Services	$1,057.5	$1,217.2	$2,102.6	$2,485.5

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

The below table presents our revenues disaggregated by geography (in millions of dollars):

	Second Quarter		June Year to Date
	2024	2023	2024	2023
Americas
United States	$944.2	$892.4	$1,877.8	$1,851.6
Canada	46.4	46.4	91.8	91.3
Puerto Rico	28.2	27.7	53.1	54.6
Mexico	15.4	20.0	34.3	36.7
Total Americas Region	1,034.2	986.5	2,057.0	2,034.2

Europe
Switzerland	1.0	56.0	2.1	108.9
France	—	50.2	—	98.0
Portugal	—	49.3	—	93.7
Italy	—	16.5	—	33.4
Other	9.8	47.6	19.5	95.3
Total Europe Region	10.8	219.6	21.6	429.3

Total Asia-Pacific Region	12.5	11.1	24.0	22.0

Total Kelly Services, Inc.	$1,057.5	$1,217.2	$2,102.6	$2,485.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents revenues from our SET, OCG and former International segment, which previously included our Mexico operations, disaggregated by geographic region, (in millions of dollars):

	Second Quarter		June Year to Date
	2024	2023	2024	2023
Science, Engineering & Technology
Americas	$329.4	$297.3	$615.6	$599.4
Europe	2.8	4.1	5.9	8.4
Total Science, Engineering & Technology	$332.2	$301.4	$621.5	$607.8

Outsourcing & Consulting
Americas	$96.5	$93.0	$185.3	$187.1
Europe	8.0	9.6	15.7	19.2
Asia-Pacific	12.5	11.1	24.0	22.0
Total Outsourcing & Consulting	$117.0	$113.7	$225.0	$228.3

International
Europe	$—	$205.9	$—	$401.7
Total International	$—	$205.9	$—	$401.7

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $1.6 million as of second quarter-end 2024 and $3.4 million as of year-end 2023. Amortization expense for the deferred costs in the second quarter and June year-to-date 2024 was $1.7 million and $4.1 million, respectively. Amortization expense for the deferred costs in the second quarter and June year-to-date 2023 was $1.4 million and $3.8 million, respectively.

3. Credit Losses
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	June Year to Date
	2024	2023
Allowance for credit losses:
Beginning balance	$8.0	$7.7
Current period provision	0.4	0.9
Currency exchange effects	(0.2)	0.2
Disposition of EMEA staffing operations	(2.4)	—
Write-offs	(0.6)	(1.1)
Ending balance	$5.2	$7.7

Write-offs are presented net of recoveries, which were not material for second quarter-end 2024 or 2023. As of second quarter-end 2024, the Company has a receivable of $16.8 million related to the sale of our EMEA staffing operations (see Acquisition and Disposition footnote). The Company has determined that no credit loss provision is required on this receivable as it is considered collectible. No other allowances related to other receivables were material as of second quarter-end 2024 or 2023.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4. Acquisition and Disposition
Acquisition
On May 31, 2024, the Company indirectly acquired 100% of the equity interests in Motion Recruitment Partners, LLC ("MRP") by way of a merger with MRP Merger Sub, Inc. ("Merger Sub"), a newly-formed, wholly owned subsidiary of the Company, with and into MRP Topco ("Topco"), the indirect parent company of MRP and Littlejohn Fund V, L.P. ("Littlejohn"), with Topco surviving the merger (the "Merger"). MRP is a parent company to a group of leading global talent solutions providers and the acquisition will strengthen the scale and capabilities of Kelly's solutions portfolio. Under terms of the merger agreement, the $425.0 million purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million. The acquisition was funded with cash on hand and available credit facilities (see Debt footnote). Total consideration includes $3.4 million of contingent consideration related to an earnout payment with a maximum potential cash payment of $60.0 million in the event certain financial metrics are met per the terms of the agreement. The earnout payment is based on a multiple of gross profit in excess of an agreed-upon amount during the earnout period, defined as the 12 months ending March 31, 2025, and any necessary payment is due to the seller in the second quarter of 2025. The initial fair value of the earnout was established using a Monte Carlo simulation model and will be reassessed on a quarterly basis (see Fair Value Measurements footnote). The merger agreement contains representations and warranties and covenants customary for a transaction of this nature. The total consideration is as follows (in millions of dollars):

Cash consideration paid	$425.0
Estimated cash acquired	13.6
Estimated net working capital adjustment	1.4
Total cash consideration	440.0
Additional consideration payable	3.4
Total consideration	$443.4

The purchase price allocation for this acquisition is preliminary and could change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash and equivalents	$12.6
Trade accounts receivable	89.1
Prepaid expenses and other current assets	8.5
Net property and equipment	3.1
Operating lease right-of-use assets	11.9
Goodwill, net	221.5
Intangibles, net	145.9
Other assets, noncurrent	10.6
Accounts payable and accrued liabilities, current	(12.1)
Operating lease liabilities, current	(4.0)
Accrued payroll and related taxes, current	(15.9)
Income and other taxes, current	(0.5)
Operating lease liabilities, noncurrent	(9.0)
Other long-term liabilities	(18.3)
Total consideration, including working capital adjustments	$443.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The fair value of the acquired receivables represents the contractual value net of the allowance for potentially uncollectible accounts. Included in the assets purchased in the MRP acquisition was $145.9 million of intangible assets, made up of $88.1 million in customer relationships, $56.5 million associated with MRP's trade names, and $1.3 million for non-compete agreements. The customer relationships will be amortized over 15 years with no residual value, the trade names will be amortized over 10-15 years with no residual value, and the non-compete agreements will be amortized over four years with no residual value. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue and operational synergies and was assigned to the SET operating segment (see Goodwill footnote). None of the goodwill generated from the acquisition is expected to be deductible for tax purposes.

MRP's results of operations are included in the SET segment. For the second quarter and June year-to-date 2024, our consolidated revenues and net earnings include $40.0 million and $1.6 million from MRP, respectively.

Pro Forma Information

The following unaudited pro forma information presents a summary of the operating results as if the MRP acquisition had been completed as of January 2, 2023 (in millions of dollars):

	Second Quarter		June Year to Date
	2024	2023	2024	2023
Pro forma revenues	$1,147.4	$1,357.5	$2,323.0	$2,769.9
Pro forma net earnings (loss)	$—	$5.4	$23.2	$12.4

The pro forma results for the periods above include adjustments to amortization expense for the intangible assets, reversal of MRP's interest expense on credit facilities that were settled upon completion of the acquisition, interest expense and associated amortization of debt issuance costs for financing the acquisition, reclassification of transaction expenses to the appropriate period, and applicable taxes. The unaudited pro forma information presented has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

Disposition of EMEA Staffing Operations

On January 2, 2024, the Company completed the sale of its EMEA staffing operations ("disposal group"), which was included in the Company's International operating segment, to Gi Group Holdings S.P.A. ("Gi"). Upon closing, the Company received cash proceeds of $110.6 million, or $77.1 million net of cash disposed, which is included in investing activities in the consolidated statements of cash flows. The Company expects to receive additional net cash proceeds to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. The Company does not expect to receive any proceeds from the contingent consideration opportunity associated with the transaction. In the first quarter of 2024, the Company recorded a euro-denominated receivable from Gi of $26.9 million representing the adjustments that were determinable and expected to be received. In the second quarter of 2024, the Company recorded negative working capital and other adjustments of $10.1 million, which reduced the net receivable from Gi to $16.8 million. The Company expects to finalize all adjustments to the transaction proceeds and settle the net receivable from Gi by the end of 2024. The receivable is included in prepaid expenses and other current assets in the consolidated balance sheet and included in the gain on the transaction. The total gain on the transaction through second quarter-end 2024 is $1.6 million, which is recorded in the (gain) loss on sale of EMEA staffing operations in the consolidated statements of earnings.

The disposal group did not meet the requirements to be classified as discontinued operations as the sale did not have a material effect on the Company's operations and did not represent a strategic shift in the Company's strategy. Our consolidated earnings from operations for the second quarter 2023 and June year-to-date 2023 included a loss of $0.6 million and $1.9 million, respectively, from the EMEA staffing operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of second quarter-end 2024 and year-end 2023 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of Second Quarter-End 2024
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$7.7	$7.7	$—	$—
Foreign currency forward contract, net	0.2	—	0.2	—
Total assets at fair value	$7.9	$7.7	$0.2	$—

Brazil indemnification	$(2.6)	$—	$—	$(2.6)
EMEA staffing indemnification	(2.0)	—	—	(2.0)
MRP earnout	(3.4)	—	—	(3.4)
Total liabilities at fair value	$(8.0)	$—	$—	$(8.0)

	As of Year-End 2023
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$42.5	$42.5	$—	$—
Total assets at fair value	$42.5	$42.5	$—	$—

Brazil indemnification	$(3.0)	$—	$—	$(3.0)
Foreign currency forward contract, net	(3.6)	—	(3.6)	—
Total liabilities at fair value	$(6.6)	$—	$(3.6)	$(3.0)

Money market funds

Money market funds represent investments in money market funds that hold government securities, of which $7.7 million as of second quarter-end 2024 and $8.0 million as of year-end 2023 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of year-end 2023 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

Forward contracts

On February 8, 2024, the Company entered into a foreign currency forward contract with a notional amount of €17.0 million to manage the foreign currency risk associated with the additional expected proceeds in the third quarter of 2024 related to the sale of our EMEA staffing operations (see Acquisition and Disposition footnote). The expected proceeds are recorded as a euro-denominated receivable which is remeasured each period. The forward contract was designated as a fair value hedge, with the mark-to-market changes of the forward contract offsetting the mark-to-market changes of the receivable in the (gain) loss on sale of EMEA staffing operations in the consolidated statements of earnings. The contract was valued using observable inputs,

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
such as foreign currency exchange rates, and is considered a level 2 liability. In the first six months of 2024, the Company has recorded an unrealized gain of $0.2 million with a net receivable associated with the forward contract of $0.2 million recorded in prepaid expenses and other current assets on the consolidated balance sheet as of second quarter-end 2024.

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

Indemnification liabilities

As of second quarter-end 2024, the Company had an indemnification liability totaling $2.0 million relating to the sale of our EMEA staffing operations in January 2024. The liability is included in other long-term liabilities in the consolidated balance sheet and the associated expense is included in the (gain) loss on sale of EMEA staffing operations in the consolidated statements of earnings. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences for an indefinite term. The Company's maximum exposure under these indemnifications is not estimable at this time due to uncertainties to potential outcomes and the facts and circumstances involved in the agreement. Management believes the risk of material exposure is remote. The initial valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is measured on a recurring basis. During the second quarter of 2024, the Company recognized a decrease of $0.1 million to the indemnification liability related to exchange rate fluctuations.

As of second quarter-end 2024, the Company had an indemnification liability totaling $2.6 million with $0.1 million in accounts payable and accrued liabilities and $2.5 million in other long-term liabilities, and $3.0 million at year-end 2023, with $0.1 million in accounts payable and accrued liabilities and $2.9 million in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis. During June year-to-date 2024 and 2023, the Company recognized a decrease of $0.3 million and an increase of $0.3 million, respectively, to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

Earnout liabilities

The Company recorded an earnout liability relating to the 2024 acquisition of MRP totaling $3.4 million in accounts payable and accrued liabilities in the consolidated balance sheet (see Acquisition and Disposition footnote). The valuation of the earnout liability was initially established using the Monte Carlo simulation model and represented the fair value and is considered a level 3 liability. The maximum total cash payment which may be due related to the earnout liability is $60.0 million.

The Company had previously recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a level 3 liability. During the first quarter of 2023, the Company paid the remaining earnout liability totaling $3.3 million, representing the year two portion of the earnout. In the consolidated statements of cash flows, $1.4 million of the payment is reflected as a financing activity representing the initial fair value of the earnout liability, with the remainder flowing through operating activities.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Equity Investment Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in PersolKelly Pte. Ltd. (the "JV"). Prior to February 2022, the Company had a 49% ownership interest in the JV, a staffing services business currently operating in ten geographies in the Asia-Pacific region. The Company holds a 2.5% interest in the JV, which is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The investment totaled $6.4 million as of second quarter-end 2024, representing total cost plus observable price changes to date.

6. Restructuring and Transformation Activities
2024 Actions

The Company incurred restructuring charges and transformation fees of $4.3 million in the second quarter of 2024 and $6.6 million in June year-to-date 2024 as a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. The transformation activities include severance charges of $2.4 million and $3.5 million for the second quarter and June year-to-date 2024, respectively, and costs to execute the transformation including the use of an external consultant of $1.9 million and $3.1 million for the second quarter and June year-to-date 2024, respectively. The severance and transformation costs are recorded in selling, general and administrative ("SG&A") expenses in the consolidated statements of earnings. Additionally, in the second quarter of 2024, the Company recognized an impairment charge of $5.5 million for certain right-of-use assets related to our leased headquarters facility reflecting adjustments as to how we are utilizing the building as a part of our ongoing transformation efforts. The impairment charge related to the right-of-use assets is recorded in the asset impairment charge in the consolidated statements of earnings.

The restructuring and transformation costs included in SG&A are detailed below for the second quarter and June year-to-date 2024 (in millions of dollars):

	Second Quarter 2024			June Year to Date 2024
	Severance Costs	Transformation Costs	Total	Severance Costs	Transformation Costs	Total

Professional & Industrial	$0.3	$—	$0.3	$0.4	$—	$0.4
Science, Engineering & Technology	0.3	—	0.3	0.3	—	0.3
Outsourcing & Consulting	—	—	—	0.6	—	0.6
Corporate	1.8	1.9	3.7	2.2	3.1	5.3
Total	$2.4	$1.9	$4.3	$3.5	$3.1	$6.6

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The restructuring and transformation costs included in SG&A are detailed below for the second quarter and June year-to-date 2023 (in millions of dollars):

	Second Quarter 2023			June Year to Date 2023
	Severance Costs	Lease Termination Costs, Transformation and Other	Total	Severance Costs	Lease Termination Costs, Transformation and Other	Total

Professional & Industrial	$0.3	$—	$0.3	$3.0	$0.3	$3.3
Science, Engineering & Technology	—	—	—	0.4	0.1	0.5
Education	0.3	—	0.3	0.4	—	0.4
Outsourcing & Consulting	(0.1)	—	(0.1)	0.5	—	0.5
International	—	—	—	0.6	—	0.6
Corporate	0.6	4.5	5.1	0.8	6.1	6.9
Total	$1.1	$4.5	$5.6	$5.7	$6.5	$12.2

Accrual Summary

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2023	$15.1
Accruals	2.3
Reductions for cash payments	(11.0)
Disposition of EMEA staffing operations	(1.5)
Accrual adjustments	(0.2)
Balance as of first quarter-end 2024	4.7
Accruals	4.3
Reductions for cash payments	(4.4)
Balance as of second quarter-end 2024	$4.6

The remaining balance of $4.6 million as of second quarter-end 2024 primarily represents the costs to execute the transformation initiatives and severance costs, and the majority is expected to be paid by the end of 2024. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. Goodwill
The changes in the carrying amount of goodwill through June year-to-date 2024 are included in the table below. The goodwill resulting from the acquisition of MRP during the second quarter of 2024 was allocated to the SET reportable segment (see Acquisition and Disposition footnote).

	As of Year-End 2023	Additions to Goodwill	Impairment Adjustments	As of Second Quarter-End 2024
Science, Engineering & Technology	$111.3	$221.5	$—	$332.8
Education	39.8	—	—	39.8
Total	$151.1	$221.5	$—	$372.6

8. Debt

Revolving Credit Facility

On May 29, 2024, the Company entered into an agreement with its lenders to amend and restate its existing $200.0 million, five-year revolving credit facility (the "Facility"), with a termination date of May 29, 2029. The amendment (i) decreased the current borrowing capacity to $150.0 million, (ii) added the ability to increase the borrowing capacity to an aggregate of $300.0 million and (iii) changed certain of the terms and conditions. The Facility is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At the end of the second quarter of 2024, there were $63.0 million of long-term borrowings on the term benchmark line under the Facility and a remaining borrowing capacity of $87.0 million. The rate for these borrowings, which varies based on the Company's leverage ratio as defined in the agreement, includes either (i) the Prime rate plus the applicable margin for the floating line or (ii) a term Secured Overnight Financing Rate ("SOFR") for 1-, 3-, or 6-months dependent on the interest election plus a 0.10% margin and the applicable margin for the term benchmark line. At year-end 2023, there were no borrowings under the Facility and a remaining borrowing capacity of $200.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 15.0 basis points at the end of the second quarter of 2024 and year-end 2023. The Facility’s financial covenants and restrictions are described below, all of which were met at the end of the second quarter of 2024:

•We must maintain a certain minimum interest coverage ratio of earnings before interest, taxes, depreciation, amortization (“EBITDA”) and certain cash and non-cash charges that are non-recurring in nature to interest expense as of the end of any fiscal quarter.

•We must maintain a certain maximum ratio of total indebtedness to the sum of net worth and total indebtedness at all times.

•Dividends, stock buybacks and similar transactions are limited to certain maximum amounts.

•We must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.

Securitization Facility

On May 29, 2024, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to its $150.0 million, three-year, securitization facility (the “Securitization Facility”). The amendment (i) increased the current borrowing capacity to $250.0 million, (ii) includes the ability to increase the borrowing capacity to an aggregate of

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
$350.0 million and (iii) changed certain of the terms and conditions. The Receivables Purchase Agreement will terminate May 28, 2027, unless terminated earlier pursuant to its terms.

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

At the end of the second quarter of 2024, the Securitization Facility had $147.4 million of long-term borrowings, SBLCs of $46.1 million related to workers’ compensation and a remaining capacity of $56.5 million. The rate for these borrowings includes the adjusted daily SOFR plus a 0.10% margin and a 1.10% utilization rate on the amount of our borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, we pay a commitment fee of 40 basis points on the unused capacity. At year-end 2023, the Securitization Facility had no borrowings, SBLCs of $49.4 million related to workers’ compensation at a utilization rate of 0.90% and a remaining capacity of $100.6 million. In addition, we paid a commitment fee of 40 basis points on the unused capacity in 2023.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9.  Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the second quarter and June year-to-date 2024 and 2023 are included in the table below. Amounts in parentheses indicate debits.

	Second Quarter		June Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(0.5)	$(5.1)	$0.6	$(7.4)
Other comprehensive income (loss) before reclassifications	(2.0)	2.8	(2.5)	5.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.6)	—
Net current-period other comprehensive income (loss)	(2.0)	2.8	(3.1)	5.1
Ending balance	(2.5)	(2.3)	(2.5)	(2.3)

Pension liability adjustments:
Beginning balance	—	(1.1)	(0.4)	(1.1)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.4	—
Net current-period other comprehensive income (loss)	—	—	0.4	—
Ending balance	—	(1.1)	—	(1.1)

Total accumulated other comprehensive income (loss)	$(2.5)	$(3.4)	$(2.5)	$(3.4)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10.  Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the second quarter and June year-to-date 2024 and 2023 follows (in millions of dollars except per share data):

	Second Quarter		June Year to Date
	2024	2023	2024	2023
Net earnings	$4.6	$7.5	$30.4	$18.4
Less: earnings allocated to participating securities	(0.1)	(0.2)	(0.7)	(0.4)
Net earnings available to common shareholders	$4.5	$7.3	$29.7	$18.0

Average shares outstanding (millions):
Basic	35.5	36.0	35.5	36.5
Dilutive share awards	0.4	0.4	0.4	0.4
Diluted	35.9	36.4	35.9	36.9

Basic earnings per share	$0.13	$0.20	$0.84	$0.49
Diluted earnings per share	$0.12	$0.20	$0.83	$0.49

Potentially dilutive share awards are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the second quarter and June year-to-date 2024 and 2023 (see Stock-Based Compensation footnote for a description of performance shares). Dividends paid per share for Class A and Class B common stock were $0.075 for the second quarter of 2024 and 2023 and $0.15 for June year-to-date 2024 and 2023.

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

11.  Stock-Based Compensation
For the second quarter of 2024, the Company recognized stock compensation expense of $2.4 million and a related tax benefit of $0.6 million. For the second quarter of 2023, the Company recognized stock compensation expense of $2.5 million and a related tax benefit of $0.4 million. For June year-to-date 2024, the Company recognized stock compensation expense of $5.2 million and a related tax benefit of $1.3 million. For June year-to-date 2023, the Company recognized stock compensation expense of $5.6 million and a related tax benefit of $0.7 million.
Performance Shares
2024 Grant
During the first quarter of 2024, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards is contingent upon the achievement of specific revenue growth and EBITDA margin performance goals ("financial measure performance share awards") over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2024, 2025 and 2026, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2027 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

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

A summary of the status of all nonvested performance shares at target as of second quarter-end 2024 and year-to-date changes is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents 2021 financial measure performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2023	674	$17.49
Granted	170	19.96
Vested	(136)	18.88
Forfeited	(33)	17.99
Vesting adjustment	(107)	16.52
Nonvested at second quarter-end 2024	568	$18.66

Restricted Stock

A summary of the status of nonvested restricted stock as of second quarter-end 2024 and year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2023	784	$18.52
Granted	358	20.83
Vested	(231)	18.56
Forfeited	(52)	18.68
Nonvested at second quarter-end 2024	859	$19.46

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
12. Sale of Assets

On June 10, 2024, the Company sold Ayers Group, a division of our OCG segment, for a purchase price of $7.5 million, subject to final closing adjustments. The Company received cash proceeds of $4.5 million in the second quarter of 2024, representing the purchase price less the value of rights to certain receivables and deferred revenue retained by the Company, net of working capital adjustments in accordance with the agreement. As of the date of the sale, the net carrying value of the assets was a credit balance of $1.0 million, resulting in a gain on the sale of $5.5 million which was recorded in gain on sale of assets in the consolidated statements of earnings. The sale is a part of the Company's ongoing strategy to further optimize its operating model.

13.  Other Income (Expense), Net
Included in other income (expense), net for the second quarter and June year-to-date 2024 and 2023 are the following:

	Second Quarter		June Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Interest income	$2.3	$1.3	$5.1	$2.7
Interest expense	(2.1)	(0.6)	(2.6)	(1.4)
Foreign exchange gains (losses)	0.7	(1.3)	0.7	(2.0)
Other	(7.4)	—	(7.9)	2.1
Other income (expense), net	$(6.5)	$(0.6)	$(4.7)	$1.4
Included in Other for second quarter and June year-to-date 2024 is $7.8 million of transaction costs related to the acquisition of MRP (see Acquisition and Disposition footnote). Included in Other for June year-to-date 2023 is a gain of $2.0 million for the receipt of earnout proceeds in connection with an investment that was sold in 2021.

14. Income Taxes
Income tax expense was $1.1 million for the second quarter of 2024 and income tax benefit was $1.9 million for the second quarter of 2023. Income tax expense was $5.1 million for June year-to-date 2024 and income tax benefit was $0.1 million for June year-to-date 2023. The quarterly variance primarily relates to non-deductible transaction costs and a valuation allowance on the tax benefit from the reduction in the EMEA staffing operations sale proceeds in 2024. The year-to-date variance primarily relates to changes in pretax income.

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

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company continues to monitor its partial foreign tax credit valuation allowance for potential changes in the near term.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At second quarter-end 2024 and year-end 2023, the gross accrual for litigation costs amounted to $4.1 million and $6.4 million, respectively, of which $1.5 million was held for sale at year-end 2023.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At second quarter-end 2024, there were no related insurance receivables. At year-end 2023, the related insurance receivables amounted to $0.2 million.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $5.2 million as of second quarter-end 2024. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings before taxes, for the second quarter and June year-to-date 2024 and 2023. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	Second Quarter		June Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$357.7	$390.8	$716.1	$793.4
Science, Engineering & Technology	332.2	301.4	621.5	607.8
Education	251.1	206.4	541.0	455.8
Outsourcing & Consulting	117.0	113.7	225.0	228.3
International	—	205.9	—	401.7

Less: Intersegment revenue	(0.5)	(1.0)	(1.0)	(1.5)

Consolidated Total	$1,057.5	$1,217.2	$2,102.6	$2,485.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter		June Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Business Unit Profit (Loss):

Professional & Industrial gross profit	$62.3	$68.5	$126.2	$140.7
Professional & Industrial SG&A expenses excluding depreciation and amortization	(55.4)	(65.0)	(113.4)	(138.4)
Professional & Industrial asset impairment charge	—	(0.3)	—	(0.3)
Professional & Industrial Profit (Loss)	6.9	3.2	12.8	2.0

Science, Engineering & Technology gross profit	77.3	68.1	141.7	139.4
Science, Engineering & Technology SG&A expenses excluding depreciation and amortization	(52.8)	(50.1)	(99.0)	(102.9)
Science, Engineering & Technology asset impairment charge	—	(0.1)	—	(0.1)
Science, Engineering & Technology Profit (Loss)	24.5	17.9	42.7	36.4

Education gross profit	36.9	32.5	79.0	71.8
Education SG&A expenses excluding depreciation and amortization	(24.2)	(23.2)	(48.2)	(47.1)
Education Profit (Loss)	12.7	9.3	30.8	24.7

Outsourcing & Consulting gross profit	37.2	41.3	72.5	82.9
Outsourcing & Consulting SG&A expenses excluding depreciation and amortization	(34.2)	(39.1)	(71.3)	(80.8)
Outsourcing & Consulting asset impairment charge	—	(2.0)	—	(2.0)
Outsourcing & Consulting Profit (Loss)	3.0	0.2	1.2	0.1

International gross profit	—	30.2	—	59.9
International SG&A expenses excluding depreciation and amortization	—	(30.2)	—	(60.6)
International Profit (Loss)	—	—	—	(0.7)

Corporate	(12.4)	(14.2)	(27.4)	(25.9)
Asset impairment charge	(5.5)	—	(5.5)	—
(Loss) gain on sale of EMEA staffing operations	(10.0)	—	1.6	—
Gain on sale of assets	5.5	—	5.5	—
Depreciation and amortization	(12.5)	(10.2)	(22.7)	(19.7)
Consolidated earnings from operations	12.2	6.2	39.0	16.9
Gain on forward contract	—	—	1.2	—
Other income (expense), net	(6.5)	(0.6)	(4.7)	1.4

Earnings before taxes	$5.7	$5.6	$35.5	$18.3

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

	Second Quarter		June Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$2.7	$2.1	$5.1	$3.9
Science, Engineering & Technology	5.8	4.1	9.9	7.9
Education	2.1	1.9	4.1	3.8
Outsourcing & Consulting	1.9	1.5	3.6	2.9
International	—	0.6	—	1.2

17.  New Accounting Pronouncements

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

As the year progresses, challenging staffing market dynamics continued as employers in most sectors maintained a guarded approach to hiring and focused on retaining their current workforce amid ongoing economic uncertainty. In more resilient pockets of the economy where employers are in need of talent, the supply of candidates to fill open roles remains constrained. These dynamics put pressure on our business, but we remain focused on capturing growth where it exists and positioning our resources to take advantage of even greater opportunities when conditions improve.

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

We are also committed to finding new avenues of growth. This includes a refreshed go-to-market strategy with a comprehensive approach to delivering the full suite of Kelly solutions to our large enterprise customers that is intended to capture a greater share of wallet as we move through 2024. We also remain committed to delivering the highest quality of service to all customers regardless of spend or size. In our P&I segment, for example, we have enhanced our local delivery model and rolled out our Kelly Now mobile application across the U.S. to meet the needs of clients and talent.

We completed the sale of our European staffing operations on January 2, 2024 and on June 12, 2024 announced the sale of the Ayers Group, a division of our OCG segment. We move forward with a streamlined operating model focused on North American staffing and global MSP and RPO solutions.

To further sharpen our focus on higher-margin, higher-growth specialties, we completed the acquisition of Motion Recruitment Partners, LLC (“MRP”) on May 31, 2024. The acquisition of MRP will strengthen the scale and capabilities of Kelly’s staffing and consulting solutions across technology, telecommunications, and government specialties in North America, and RPO solutions globally.

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

Days sales outstanding (“DSO”) represents the number of days that sales remain unpaid for the period being reported. DSO is calculated by dividing average net sales per day (based on a rolling three-month period) into trade accounts receivable, net of allowances at the period end. Although secondary supplier revenues are recorded on a net basis (net of secondary supplier expense), secondary supplier revenue is included in the daily sales calculation in order to properly reflect the gross revenue amounts billed to the customer. The DSO calculation excludes results from the MRP acquisition as our consolidated results do not reflect a full quarter of revenue for MRP whereas our consolidated balance sheet as of the second quarter-end 2024 includes the full amount of the related accounts receivable.

NM (not meaningful) in the following tables is used in place of percentage changes where: the change is in excess of 500%, the change involves a comparison between earnings and loss amounts, or the comparison amount is zero.

Results of Operations
Total Company
(Dollars in millions)

	Second Quarter				June Year to Date
	2024	2023	% Change		2024	2023	% Change
Revenue from services	$1,057.5	$1,217.2	(13.1)%		$2,102.6	$2,485.5	(15.4)%
Gross profit	213.7	240.6	(11.2)		419.4	494.7	(15.2)
SG&A expenses excluding restructuring, depreciation, and amortization	174.7	216.2	(19.1)		352.7	443.5	(20.4)
Restructuring charges	4.3	5.6	(24.8)		6.6	12.2	(46.2)
Total SG&A expenses excluding depreciation and amortization	179.0	221.8	(19.2)		359.3	455.7	(21.1)
Depreciation and amortization	12.5	10.2	21.2		22.7	19.7	14.8
Total SG&A expenses	191.5	232.0	(17.4)		382.0	475.4	(19.6)
(Gain) loss on sale of EMEA staffing operations	10.0	—	NM		(1.6)	—	NM
Gain on sale of assets	(5.5)	—	NM		(5.5)	—	NM
Asset impairment charge	5.5	2.4	124.1		5.5	2.4	124.1
Earnings from operations	12.2	6.2	95.9		39.0	16.9	130.2
Gain on forward contract	—	—	—		1.2	—	NM
Other income (expense), net	(6.5)	(0.6)	NM		(4.7)	1.4	(439.8)
Earnings before taxes	5.7	5.6	1.4		35.5	18.3	93.8
Income tax expense (benefit)	1.1	(1.9)	160.7		5.1	(0.1)	NM
Net earnings	$4.6	$7.5	(38.2)%		$30.4	$18.4	65.3%

Gross profit rate	20.2%	19.8%	0.4	pts.	19.9%	19.9%	—	pts.

Second Quarter Results

Revenue from services in the second quarter decreased 13.1%, which primarily reflects the January 2, 2024 sale of our EMEA staffing operations, partially offset from an increase related to the acquisition of MRP in June 2024. Excluding the impact from the sale and the acquisition, revenue from services increased 0.6%. This increase reflects revenue increases in the Education and Outsourcing & Consulting segments which were mostly offset by declines in the Professional & Industrial and Science, Engineering & Technology segments. Compared to the second quarter of 2023 and excluding the impact from the sale and acquisition, revenue from staffing services increased 2.3% and revenue from outcome-based services decreased 4.8%. In addition, revenue from talent solutions increased 2.9% and permanent placement revenue decreased 19.9% from the prior year, excluding the impact from the sale and the acquisition.

Gross profit decreased 11.2% largely driven by the sale of our EMEA staffing operations, partially offset from an increase related to the acquisition of MRP. Excluding the impact from the sale and the acquisition, gross profit decreased 4.3%. The gross profit rate increased 40 basis points to 20.2% and was favorably impacted by the sale of our EMEA staffing operations and the acquisition of MRP. Excluding the impact from the sale and acquisition, the gross profit rate declined 100 basis points. These decreases are due primarily to unfavorable business mix and a decrease in permanent placement revenue, partially offset by a decrease in employee-related costs. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in all segments on an organic basis, excluding the MRP acquisition.

Total SG&A expenses decreased 17.4%, primarily due to the sale of our EMEA staffing operations, partially offset by the acquisition of MRP. Excluding these impacts, SG&A expenses decreased 10.1%. Included in SG&A expenses in the second quarter of 2024 and 2023 were $4.3 million and $5.6 million of transformation and restructuring charges, respectively. Actions taken in the second quarter of 2024 and 2023 were a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. In addition, SG&A expenses in 2024 include $1.5 million of transaction-related costs arising from the sale of our EMEA staffing operations. Excluding the impact from the sale and acquisition, as well as transaction, transformation and restructuring charges, SG&A expenses decreased 10.4% primarily due to structural workforce reductions as part of our transformation initiatives, as well as lower performance-based incentive compensation expenses in response to lower revenue volume.

The loss on sale of EMEA staffing operations relates to a second quarter net working capital adjustment of $10.0 million relating to the completion of the January 2024 sale in which we have recognized a gain of $1.6 year to date. The gain on sale of assets represents the sale of the Company's Ayers Group in which we have recognized a gain of $5.5 million in the second quarter 2024.

Impairment of assets in the second quarter of 2024 represents the impairment of certain right-of-use assets related to our leased headquarters facility. Impairment of assets in the second quarter of 2023 represents the impairment of right-of-use assets related to an unoccupied office space lease exited in the quarter.

Earnings from operations for the second quarter of 2024 totaled $12.2 million, compared to $6.2 million in the second quarter of 2023. The increase is primarily related to the impact of lower SG&A compared to the prior year and the sale of the Ayers Group, partially offset by the adjustment to the gain on the sale of our EMEA staffing operations, the asset impairment charge and the impact of lower revenue compared to the prior year.

Income tax expense was $1.1 million for the second quarter of 2024 compared to a tax benefit of $1.9 million for the second quarter of 2023. The change primarily relates to non-deductible transaction costs and a valuation allowance on the tax benefit from the reduction in the EMEA staffing operations sale proceeds in 2024.

The net earnings for the period were $4.6 million, compared to $7.5 million for the second quarter of 2023.

June Year-to-Date Results

Revenue from services in the first six months of 2024 decreased 15.4%, which primarily reflects the January 2, 2024 sale of our EMEA staffing operations, partially offset from an increase related to the acquisition of MRP in June 2024. Excluding the impact from the sale and the acquisition, revenue from services decreased 1.0%. This decline reflects revenue declines in the Professional & Industrial, Science, Engineering & Technology and Outsourcing & Consulting segments, partially offset by increases in the Education segment. Compared to the first six months of 2023 and excluding the impact from the sale and acquisition, revenue from staffing services increased 2.7% and revenue from outcome-based services decreased 5.4%. In addition, revenue from talent solutions decreased 1.4% and permanent placement revenue decreased 27.6% from the prior year, excluding the impact from the sale and the acquisition.

Gross profit decreased 15.2% largely driven by the sale of our EMEA staffing operations, partially offset from an increase related to the acquisition of MRP. Excluding the impact from the sale and the acquisition, gross profit decreased 6.4%. The gross profit rate was flat to the prior year at 19.9% and was favorably impacted by the sale of our EMEA staffing operations and the acquisition of MRP. Excluding the impact from the sale and the acquisition, the gross profit rate declined 110 basis points. These decreases are due primarily to unfavorable business mix and a decrease in permanent placement revenue. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in all segments on an organic basis, excluding the MRP acquisition.

Total SG&A expenses decreased 19.6%, primarily due to the sale of our EMEA staffing operations, partially offset by the acquisition of MRP. Excluding these impacts, SG&A expenses decreased 10.2%. Included in SG&A expenses in the first six months of 2024 and 2023 were $6.6 million and $12.2 million of transformation and restructuring charges, respectively. Actions taken in the first six months of 2024 and the second quarter of 2023 were a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. Actions taken in the first quarter of 2023 reflected management undertaking actions to further our cost management efforts in response to the demand levels and reflected a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. In addition, SG&A expenses in 2024 include $7.1 million of transaction-related costs arising from the sale of our EMEA staffing operations. Excluding the impact from the sale and acquisition, as well as transaction, transformation and restructuring charges, SG&A expenses decreased 10.9% primarily due to structural workforce reductions as part of our transformation initiatives, as well as lower performance-based incentive compensation expenses in response to lower revenue volume.

The gain on sale of EMEA staffing operations relates to the completion of the sale in January 2024 in which we have recognized a gain of $1.6 million in the first six months of 2024. The gain on sale of assets represents the sale of the Company's Ayers Group in which we have recognized a gain of $5.5 million in the second quarter 2024.

Impairment of assets in the second quarter of 2024 represents the impairment of certain right-of-use assets related to our leased headquarters facility. Impairment of assets in the second quarter of 2023 represents the impairment of right-of-use assets related to an unoccupied office space lease exited in the quarter.

Earnings from operations for the first six months of 2024 totaled $39.0 million, compared to $16.9 million in the first six months of 2023. The increase is primarily related to the impact of lower SG&A compared to the prior year, a $5.6 million decrease in transformation and restructuring charges, the gain on sale of Ayers Group and the gain on sale of our EMEA staffing operations, partially offset by the asset impairment charge and the impact of lower revenue compared to the prior year.

Gain on forward contract of $1.2 million represents the gain recognized in the first quarter of 2024 for the settlement of the foreign currency forward contract in January 2024 that was entered into in 2023 relating to the sale of the EMEA staffing operations.

Income tax expense was $5.1 million for the first six months of 2024 compared to an income tax benefit of $0.1 million for the first six months of 2023. The change primarily relates to changes in pre-tax income.

The net earnings for the period were $30.4 million, compared to $18.4 million for the first six months of 2023.

Operating Results By Segment
(Dollars in millions)

	Second Quarter			June Year to Date
	2024	2023	% Change	2024	2023	% Change
Revenue from Services:
Professional & Industrial	$357.7	$390.8	(8.5)%	$716.1	$793.4	(9.8)%
Science, Engineering & Technology	332.2	301.4	10.2	621.5	607.8	2.2
Education	251.1	206.4	21.7	541.0	455.8	18.7
Outsourcing & Consulting	117.0	113.7	2.9	225.0	228.3	(1.4)
International	—	205.9	(100.0)	—	401.7	(100.0)
Less: Intersegment revenue	(0.5)	(1.0)	(44.9)	(1.0)	(1.5)	(31.0)
Consolidated Total	$1,057.5	$1,217.2	(13.1)%	$2,102.6	$2,485.5	(15.4)%

Second Quarter Results
Professional & Industrial revenue from services decreased 8.5%. The decrease was due primarily to an 8.6% decline in revenue from staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services decreased by 7.4% due primarily from lower demand for our call-center solutions. Revenue from permanent placement fees declined 36.9%.

Science, Engineering & Technology revenue from services increased 10.2%. The revenue increase was primarily driven by the acquisition of MRP. Excluding the acquisition, revenue from services decreased 3.1%, primarily due to declines in hours volume in our staffing specialties, partially offset by higher bill rates. On an organic basis, revenue in our outcome-based services decreased 1.4% and permanent placement fees decreased 20.3%.

Education revenue from services increased 21.7%, driven by increased demand for our services as compared to a year ago, reflecting the impact of net new customer wins and improving demand from existing customers and the impact of higher fill rates.

Outsourcing & Consulting revenue from services increased 2.9% as revenue increased in PPO, partially offset by declines in RPO and MSP.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

June Year-to-Date Results

Professional & Industrial revenue from services decreased 9.8%. The decrease was due primarily to a 11.3% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services decreased 5.6% due to lower demand for our call-center solutions. Revenue from permanent placement fees declined 39.9%.

Science, Engineering & Technology revenue from services increased 2.2%. The increase was primarily driven by the acquisition of MRP in June 2024. Excluding the acquisition, revenue from services decreased 4.3%, primarily due to declines in hours volume in our staffing specialties, partially offset by higher bill rates. On an organic basis, permanent placement fees were down 22.1% and revenues from outcome-based services decreased 5.1%.

Education revenue from services increased 18.7%, reflecting an increased demand for our services as compared to a year ago. Increased demand for our services reflects new customer wins and an increased fill rate related to demand of existing customers.

Outsourcing & Consulting revenue from services decreased 1.4% as revenue decreased in RPO and MSP, partially offset by increases in PPO revenue.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter				June Year to Date
	2024	2023	Change		2024	2023	Change
Gross Profit:
Professional & Industrial	$62.3	$68.5	(8.9)%		$126.2	$140.7	(10.3)%
Science, Engineering & Technology	77.3	68.1	13.5		141.7	139.4	1.7
Education	36.9	32.5	13.4		79.0	71.8	10.0
Outsourcing & Consulting	37.2	41.3	(10.2)		72.5	82.9	(12.6)
International	—	30.2	(100.0)		—	59.9	(100.0)
Consolidated Total	$213.7	$240.6	(11.2)%		$419.4	$494.7	(15.2)%

Gross Profit Rate:
Professional & Industrial	17.4%	17.5%	(0.1)	pts.	17.6%	17.7%	(0.1)	pts.
Science, Engineering & Technology	23.3	22.6	0.7		22.8	22.9	(0.1)
Education	14.7	15.8	(1.1)		14.6	15.8	(1.2)
Outsourcing & Consulting	31.8	36.4	(4.6)		32.2	36.3	(4.1)
International	—	14.7	(14.7)		—	14.9	(14.9)
Consolidated Total	20.2%	19.8%	0.4	pts.	19.9%	19.9%	—	pts.

Second Quarter Results

Gross profit for the Professional & Industrial segment decreased on lower revenue volume. In comparison to the prior year, the gross profit rate decreased 10 basis points. This decrease reflects lower permanent placement revenues and unfavorable business mix, partially offset by lower employee-related costs.

The Science, Engineering & Technology gross profit increased primarily as a result of the acquisition of MRP. The gross profit rate also increased 100 basis points due to the acquisition of MRP which generates higher gross profit rates. This impact was partially offset by a 30 basis point decrease in the gross profit rate in other SET specialties reflecting lower permanent placement fees and unfavorable business mix, partially offset by lower employee-related costs.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 110 basis points due primarily to unfavorable customer mix.

The Outsourcing & Consulting gross profit decreased with a decrease in the gross profit rate. The gross profit rate decreased 460 basis points primarily due to a change in business mix within this segment and higher employee-related costs in PPO. The unfavorable business mix was primarily driven by declines in revenue in RPO and MSP, which generates higher margins and improving PPO revenue which generates lower margins.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

June Year-to-Date Results

Gross profit for the Professional & Industrial segment decreased on lower revenue volume. In comparison to the prior year, the gross profit rate decreased 10 basis points. This decrease reflects lower permanent placement revenues, partially offset by improved business mix and lower employee-related costs.

The Science, Engineering & Technology gross profit increased resulting from the acquisition of MRP, partially offset by the decrease in revenue volume in other specialties. The gross profit rate also decreased 10 basis points as the acquisition of MRP with favorable gross profit rates was more than offset by unfavorable business mix and lower permanent placement revenues in other specialties.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 120 basis points due primarily to unfavorable customer mix.

The Outsourcing & Consulting gross profit decreased on lower revenue volume, combined with a decrease in the gross profit rate. The gross profit rate decreased 410 basis points primarily due to a change in business mix within this segment and higher employee-related costs in PPO. The unfavorable business mix was primarily driven by declines in revenue in RPO and MSP, which generates higher margins and improving PPO revenue which generates lower margins.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year to Date
	2024	2023	% Change	2024	2023	% Change
SG&A Expenses (excluding depreciation and amortization):
Professional & Industrial	$55.4	$65.0	(14.8)%	$113.4	$138.4	(18.0)%
Science, Engineering & Technology	52.8	50.1	5.6	99.0	102.9	(3.7)
Education	24.2	23.2	4.3	48.2	47.1	2.3
Outsourcing & Consulting	34.2	39.1	(12.3)	71.3	80.8	(11.7)
International	—	30.2	(100.0)	—	60.6	(100.0)
Corporate expenses	12.4	14.2	(12.5)	27.4	25.9	6.0
Consolidated Total	$179.0	$221.8	(19.2)%	$359.3	$455.7	(21.1)%

Second Quarter Results

Total SG&A expenses excluding depreciation and amortization in Professional & Industrial decreased 14.8% from the prior year. The decrease is primarily due to lower employee-related costs as a result of cost management in response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Science, Engineering & Technology increased 5.6% primarily as a result of the acquisition of MRP. Excluding the acquisition, expenses decreased 11.5% from the prior year primarily due to lower employee-related costs reflecting the response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Education increased 4.3% from the prior year primarily related to increased year-over-year revenue levels.

Total SG&A expenses excluding depreciation and amortization in Outsourcing & Consulting decreased 12.3% from the prior year, primarily due to lower employee-related expenses.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses decreased 12.5% compared to the prior year, or 3.8% excluding restructuring and transformation charges of $3.7 million in the second quarter of 2024 and $5.1 million in the second quarter of 2023.

June Year-to-Date Results

Total SG&A expenses excluding depreciation and amortization in Professional & Industrial decreased 18.0% from the prior year, or 16.3% excluding restructuring charges of $0.4 million in the first six months of 2024 and $3.3 million in the first six months of 2023. The decrease excluding restructuring charges is primarily due to lower salary-related costs as a result of cost management in response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Science, Engineering & Technology decreased 3.7%. Excluding the impact from the acquisition of MRP, expenses decreased 11.3% from the prior year primarily due to lower employee-related costs reflecting the response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Education increased 2.3% from the prior year. Costs related to increased year-over-year revenue levels were partially offset by the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Outsourcing & Consulting decreased 11.7% from the prior year, primarily due to lower performance-based incentive compensation expenses.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses increased 6.0% compared to the prior year, or 16.3% excluding restructuring and transformation charges of $5.3 million in the first six months of 2024 and $6.9 million in the first six months of 2023. The increase excluding restructuring and transformation charges is primarily due to EMEA staffing operations transaction-related costs, partially offset by lower legal settlement costs.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year to Date
	2024	2023	% Change	2024	2023	% Change
Business Unit Profit (Loss)
Professional & Industrial	$6.9	$3.2	124.5%	$12.8	$2.0	NM %
Science, Engineering & Technology	24.5	17.9	36.2	42.7	36.4	17.2
Education	12.7	9.3	36.2	30.8	24.7	24.7
Outsourcing & Consulting	3.0	0.2	NM	1.2	0.1	NM
International	—	—	NM	—	(0.7)	(100.0)
Business Unit Profit (Loss)	47.1	30.6	53.1	87.5	62.5	39.7
Corporate	(12.4)	(14.2)	(12.4)	(27.4)	(25.9)	6.0
Asset impairment charge	(5.5)	—	NM	(5.5)	—	NM
Gain (loss) on sale of EMEA staffing operations	(10.0)	—	NM	1.6	—	NM
Gain on sale of assets	5.5	—	NM	5.5	—	NM
Depreciation and amortization	(12.5)	(10.2)	21.2	(22.7)	(19.7)	14.8
Consolidated Total Earnings from Operations	$12.2	$6.2	95.9%	$39.0	$16.9	130.2%

Second Quarter Results

Professional & Industrial reported profit of $6.9 million for the quarter, compared to $3.2 million from a year ago. The increase in earnings was primarily due to lower SG&A expenses, partially offset by lower revenue and gross profit.

Science, Engineering & Technology reported profit of $24.5 million for the quarter, including $2.9 million of business unit profit from the acquisition of MRP. Excluding the acquisition impact, the increase in earnings was primarily due to lower SG&A expenses partially offset by declines in revenue and gross profit.

Education reported profit of $12.7 million for the quarter, compared to $9.3 million a year ago. The change was primarily due to higher revenue and gross profit.

Outsourcing & Consulting reported a profit of $3.0 million for the quarter, compared to $0.2 million a year ago. The increase is due primarily to the impact of a $2.0 million asset impairment charge in the second quarter 2023 results.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses decreased $1.8 million year-over-year primarily due to lower transformation-related costs partially offset by EMEA staffing operations transition-related costs.

June Year-to-Date Results

Professional & Industrial reported profit of $12.8 million for the first six months of 2024, compared to $2.0 million from a year ago. The increase in earnings was primarily due to lower SG&A expenses, partially offset by lower revenue and gross profit.

Science, Engineering & Technology reported profit of $42.7 million for the first six months of 2024, including $2.9 million of business unit profit from the acquisition of MRP. Excluding the acquisition impact, the increase in earnings was primarily due to lower SG&A expenses, partially offset by declines in revenue and gross profit.

Education reported profit of $30.8 million for the first six months of 2024, compared to $24.7 million a year ago. The change was primarily due to higher revenue and gross profit.

Outsourcing & Consulting reported profit of $1.2 million for the first six months of 2024, compared to $0.1 million a year ago. The change was primarily due to the impact of the asset impairment charge in the second quarter of 2023.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses increased $1.5 million year-over-year primarily due to EMEA staffing operations transaction-related costs and transformation-related charges, partially offset by lower other transformation-related expenses and legal settlement costs.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $45.6 million at the end of the second quarter of 2024 and $167.6 million at year-end 2023, including $33.5 million held for sale. As further described below, we generated $32.2 million of cash from operating activities, used $353.1 million of cash for investing activities and generated $201.6 million of cash from financing activities.

Operating Activities
In the first six months of 2024, we generated $32.2 million of net cash from operating activities, as compared to generating $23.4 million in the first six months of 2023, primarily due to decreased working capital requirements.

Trade accounts receivable totaled $1.2 billion at the end of the second quarter of 2024. Global DSO was 57 days at the end of the second quarter of 2024 and 59 days at year-end 2023, including amounts held for sale, and 61 days at the end of the second quarter of 2023.

Our working capital position (total current assets less total current liabilities) was $498.5 million at the end of the second quarter of 2024 including the impact of our acquisition of MRP, a decrease of $108.2 million from year-end 2023, excluding amounts held for sale as of year-end 2023. Excluding the decrease in cash, working capital decreased $20.6 million from year-end 2023. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the second quarter of 2024 and at year-end 2023.

Investing Activities
In the first six months of 2024, we used $353.1 million of cash for investing activities, as compared to using $7.7 million in the first six months of 2023. Included in cash used from investing activities in the first six months of 2024 is $427.4 million of cash used for the acquisition of MRP in June 2024, net of cash received, $6.7 million of cash used for capital expenditures, and $2.4 million of cash used for the settlement of the foreign currency forward contract in January 2024 in connection with the sale of the EMEA staffing operations, partially offset by $77.1 million of proceeds from the sale of the EMEA staffing operations, net of cash disposed. Included in the cash used from investing activities in the first six months of 2023 is $9.3 million of cash used for capital expenditures, partially offset by $2.0 million for the receipt of the final payment in connection with an investment that was sold in 2021.

Financing Activities
We generated $201.6 million of cash from financing activities in the first six months of 2024, as compared to using $45.4 million in the first six months of 2023. The cash generated from financing activities in the first six months of 2024 is driven by the net borrowings of $210.4 million on the Company's credit facilities in connection with the acquisition of MRP. The cash used for financing activities in the first six months of 2023 was primarily related to the buyback of the Company's common shares which represented repurchases of the Company's Class A common stock as part of the share repurchase program. Dividends paid per common share were $0.075 in each of the first two quarters of 2024 and 2023.

Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 14.1% at the end of the second quarter of 2024 and 0.0% at year-end 2023.

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

Liquidity

We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. The credit facilities, which were amended in the second quarter of 2024, now include an accordion feature to increase our combined borrowing capacity by $250.0 million as discussed in the Debt footnote in the notes to our consolidated financial statements. Additional funding sources could include additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies.

We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate, unless it is needed for organic or inorganic investments that align with our overall growth strategy. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the global cash pooling arrangement (the "Cash Pool") first, and then access our borrowing facilities. We expect our working capital requirements to increase if demand for our services increases.

We assess and monitor our liquidity and capital resources globally. We use the Cash Pool, intercompany loans, dividends, capital contributions, redemptions and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the second quarter of 2024, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. Following the sale of our EMEA staffing operations completed in the first quarter of 2024, discussed below, the Company continues to provide MSP, RPO and Functional Service Provider solutions in the EMEA region. Therefore, we expect much of our remaining international cash will be needed to fund working capital growth in our local operations.

On January 2, 2024, the Company completed the sale of its EMEA staffing operations to Gi Group Holdings S.P.A. and received cash proceeds of $110.6 million or $77.1 million net of cash disposed. The foreign currency forward contract that the Company entered into on November 2, 2023 to manage the foreign currency risk associated with the transaction was settled on January 5, 2024. A total loss of $2.4 million was realized upon settlement on the contract. The Company expects to receive additional cash proceeds related to the sale to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. The Company does not expect to receive any proceeds from the contingent consideration opportunity associated with the transaction. The Company has recorded a receivable of $16.8 million representing the adjustments that are determinable which is expected to be received in the third quarter of 2024. The Company entered into a foreign currency forward contract on February 8, 2024 to manage the foreign currency risk associated with the additional expected proceeds. See the Acquisition and Disposition footnote and the Fair Value Measurements footnote in the notes to our consolidated financial statements for more details.

On May 31, 2024, the Company indirectly acquired 100% of the equity interests in Motion Recruitment Partners, LLC ("MRP") for a purchase price of $425.0 million by way of a merger with MRP Merger Sub, Inc. ("Merger Sub"), a newly-formed, wholly owned subsidiary of the Company, with and into MRP Topco ("Topco"), the indirect parent company of MRP and Littlejohn Fund V, L.P. ("Littlejohn"), with Topco surviving the merger (the "Merger"). Under terms of the merger agreement, the purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million. The acquisition was funded with cash on hand and available credit facilities. Total consideration includes $3.4 million of contingent consideration related to an earnout payment with a maximum potential cash payment of $60.0 million per the terms of the agreement. The earnout payment is based on a multiple of gross profit in excess of an agreed-upon amount during the earnout period and any necessary payment is due to the seller in the second quarter of 2025. See the Acquisition and Disposition footnote in the notes to our consolidated financial statements for more details.

As of the second quarter of 2024, we had $87.0 million of available capacity on our $150.0 million revolving credit facility and $56.5 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried $63.0 million of long-term borrowings on the term benchmark line of credit. The securitization facility carried $147.4 million of long-term borrowings and $46.1 million of standby letters of credit related to workers’ compensation. On July 17, 2024, we entered into a $50.0 million 12-month and a $50.0 million 18-month interest rate swap that will effectively lock in the variable SOFR component of our interest rate at a fixed rate of 4.772% and 4.468% from the July 17, 2024 effective date through July 17, 2025 and January 17, 2026, respectively.

Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the accordion feature which allows us to increase our borrowing capacity and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. As of the end of the second quarter of 2024, we met the debt covenants related to our revolving credit facility and securitization facility.

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
Foreign Currency
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
On November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90 million to manage the foreign currency risk associated with the sale of our EMEA staffing operations, which was completed on January 2, 2024. This contract was not designated as a hedging instrument; therefore, it was marked-to-market and the changes in fair value were recognized in earnings. An unrealized loss of $3.6 million associated with the forward contract was recorded as of year-end 2023. A total loss of $2.4 million was realized upon settlement on January 5, 2024; therefore, the Company recorded a gain of $1.2 million in the first quarter of 2024 (see Fair Value Measurements footnote in the notes to our consolidated financial statements for more details).
On February 8, 2024, the Company entered into a foreign currency forward contract with a notional amount of €17.0 million to manage the foreign currency risk associated with the additional expected proceeds in the third quarter of 2024 related to the sale of our EMEA staffing operations (see Acquisition and Disposition footnote in the notes to our consolidated financial statements). The expected proceeds are recorded as a euro-denominated receivable which is remeasured each period. The forward contract was designated as a fair value hedge, with the mark-to-market changes of the forward contract offsetting the mark-to-market changes of the receivable in the (gain) loss on sale of EMEA staffing operations in the consolidated statement of earnings. An unrealized gain of $0.2 million associated with the forward contract was recorded in the first six months of 2024 (see Fair Value Measurements footnote in the notes to our consolidated financial statements for more details).
Interest Rates
We are exposed to interest rate risks through the use of our credit facilities and other local borrowings, when applicable. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2024 second quarter earnings.
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
On May 31, 2024, we completed the acquisition of MRP (see Acquisition and Disposition footnote) and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the MRP acquisition and the complexity of systems and business processes, we intend to exclude the acquired MRP business from our assessment and report on internal control over financial reporting for the year ending December 29, 2024.
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

In January 2018, the Hungarian Competition Authority (the "Authority") initiated proceedings against a local industry trade association and its members, due to alleged infringement of national competition regulations. The Authority announced its decision on December 18, 2020, levying a fine against the trade association with joint and several secondary liability placed on the 20 member companies. The Authority apportioned secondary liability against us as a member company to be approximately $300,000. Certain member companies exercised their right to challenge the decision in Court. On or about October 3, 2023, the Court issued its decision which repealed the Authority's decision and ordered a repeated procedure to determine the amount of the imposed fine as well as the allocation between the parties. Although Kelly's staffing operations in Hungary was sold to Gi Group Holdings S.P.A. ("Gi") in January 2024, we have agreed to indemnify Gi for any liability resulting from this matter. The Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

Item 1A.  Risk Factors.
There have been no material changes in the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2024, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
April 1, 2024 through May 5, 2024	319	$23.21	—	$—

May 6, 2024 through June 2, 2024	5,648	22.82	—	$—

June 3, 2024 through June 30, 2024	3,908	21.13	—	$—

Total	9,875	$22.16	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 9,875 shares were reacquired during the Company’s second quarter of 2024.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the second quarter ended June 30, 2024, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 50 of this filing.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
2.2*	Amended and Restated Agreement and Plan of Merger by and among MRP Topco Inc., Kelly Services, Inc., MRP Merger Sub, Inc. and Littlejohn Fund V, L.P., as the securityholders' representative dated as of May 30, 2024

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules and exhibits so furnished or in accordance with Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 8, 2024

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2024

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)