Form 10-Q
period 2024-09-29
KELLY SERVICES INC
filed 2024-11-07
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
OR
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
Yes ☐ No ☒
At October 28, 2024, 32,313,991 shares of Class A and 3,295,841 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue from services	$1,038.1	$1,118.0	$3,140.7	$3,603.5

Cost of services	816.4	889.5	2,499.6	2,880.3

Gross profit	221.7	228.5	641.1	723.2

Selling, general and administrative expenses	219.0	228.4	601.0	703.8

Asset impairment charge	—	—	5.5	2.4

Gain on sale of EMEA staffing operations	—	—	(1.6)	—

Loss (gain) on sale of assets	0.1	—	(5.4)	—

Earnings from operations	2.6	0.1	41.6	17.0

Gain on forward contract	—	—	1.2	—

Other income (expense), net	(4.4)	1.6	(9.1)	3.0

Earnings (loss) before taxes	(1.8)	1.7	33.7	20.0

Income tax expense (benefit)	(2.6)	(4.9)	2.5	(5.0)

Net earnings	$0.8	$6.6	$31.2	$25.0

Basic earnings per share	$0.02	$0.18	$0.86	$0.68
Diluted earnings per share	$0.02	$0.18	$0.85	$0.67

Average shares outstanding (millions):
Basic	35.6	35.4	35.5	36.2
Diluted	36.0	35.8	35.9	36.5
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net earnings	$0.8	$6.6	$31.2	$25.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.1, $0.0, $0.1 and $0.1, respectively	1.2	(4.3)	(1.3)	0.8
Less: Reclassification adjustments included in net earnings	—	—	(0.6)	—
Foreign currency translation adjustments	1.2	(4.3)	(1.9)	0.8

Pension liability adjustments, net of tax benefit of $0.4	—	—	—	—
Less: Reclassification adjustments included in net earnings	—	—	0.4	—
Pension liability adjustments	—	—	0.4	—

Other comprehensive income (loss)	1.2	(4.3)	(1.5)	0.8

Comprehensive income (loss)	$2.0	$2.3	$29.7	$25.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 29, 2024	December 31, 2023
Assets
Current Assets
Cash and equivalents	$32.8	$125.8
Trade accounts receivable, less allowances of $8.6 and $10.9, respectively	1,248.6	1,160.6
Prepaid expenses and other current assets	76.1	48.9
Assets held for sale	—	291.3
Total current assets	1,357.5	1,626.6

Noncurrent Assets
Property and equipment:
Property and equipment	138.9	138.1
Accumulated depreciation	(112.4)	(113.5)
Net property and equipment	26.5	24.6
Operating lease right-of-use assets	55.2	47.1
Deferred taxes	308.4	321.1
Retirement plan assets	259.2	230.3
Goodwill	374.0	151.1
Intangibles, net	264.3	137.7
Other assets	43.8	43.1
Total noncurrent assets	1,331.4	955.0

Total Assets	$2,688.9	$2,581.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 29, 2024	December 31, 2023
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$0.2	$—
Accounts payable and accrued liabilities	604.7	646.1
Operating lease liabilities	11.9	8.4
Accrued payroll and related taxes	184.5	156.2
Accrued workers’ compensation and other claims	18.1	22.1
Income and other taxes	21.6	17.2
Liabilities held for sale	—	169.9
Total current liabilities	841.0	1,019.9

Noncurrent Liabilities
Long-term debt	228.2	—
Operating lease liabilities	51.8	42.9
Accrued workers’ compensation and other claims	33.7	40.9
Accrued retirement benefits	243.3	217.4
Other long-term liabilities	9.0	6.8
Total noncurrent liabilities	566.0	308.0

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2024 and 2023	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2024 and 2023	3.3	3.3
Treasury stock, at cost
Class A common stock, 2.9 million shares at 2024 and 3.2 million shares at 2023	(51.4)	(56.7)
Class B common stock	(0.6)	(0.6)
Paid-in capital	32.0	30.6
Earnings invested in the business	1,264.7	1,241.7
Accumulated other comprehensive income (loss)	(1.3)	0.2
Total stockholders’ equity	1,281.9	1,253.7

Total Liabilities and Stockholders’ Equity	$2,688.9	$2,581.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Capital Stock
Class A common stock
Balance at beginning of period	$35.2	$35.2	$35.2	$35.1
Conversions from Class B	—	—	—	0.1
Balance at end of period	35.2	35.2	35.2	35.2

Class B common stock
Balance at beginning of period	3.3	3.3	3.3	3.4
Conversions to Class A	—	—	—	(0.1)
Balance at end of period	3.3	3.3	3.3	3.3

Treasury Stock
Class A common stock
Balance at beginning of period	(51.7)	(50.7)	(56.7)	(19.5)
Net issuance of stock awards and other	0.3	1.3	5.3	4.9
Purchase of treasury stock	—	(7.4)	—	(42.2)
Balance at end of period	(51.4)	(56.8)	(51.4)	(56.8)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	29.5	29.0	30.6	28.0
Net issuance of stock awards	2.5	0.3	1.4	1.3
Balance at end of period	32.0	29.3	32.0	29.3

Earnings Invested in the Business
Balance at beginning of period	1,266.7	1,229.1	1,241.7	1,216.3
Net earnings	0.8	6.6	31.2	25.0
Dividends	(2.8)	(2.7)	(8.2)	(8.3)
Balance at end of period	1,264.7	1,233.0	1,264.7	1,233.0

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(2.5)	(3.4)	0.2	(8.5)
Other comprehensive income (loss), net of tax	1.2	(4.3)	(1.5)	0.8
Balance at end of period	(1.3)	(7.7)	(1.3)	(7.7)

Stockholders’ Equity at end of period	$1,281.9	$1,235.7	$1,281.9	$1,235.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	39 Weeks Ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities:
Net earnings	$31.2	$25.0
Adjustments to reconcile net earnings to net cash from operating activities:
Asset impairment charge	5.5	2.4
Gain on sale of EMEA staffing operations	(1.6)	—
Gain on sale of assets	(5.4)	—
Depreciation and amortization	28.7	25.6
Operating lease asset amortization	7.7	12.4
Provision for credit losses and sales allowances	0.6	1.4
Stock-based compensation	8.5	7.9
Gain on sale of equity securities	—	(2.0)
Gain on forward contract	(1.2)	—
Other, net	—	0.5
Changes in operating assets and liabilities, net of acquisition	(62.1)	(39.8)
Net cash from operating activities	11.9	33.4

Cash flows from investing activities:
Capital expenditures	(9.1)	(12.4)
Proceeds from sale of EMEA staffing operations, net of cash disposed	77.1	—
Proceeds from sale of assets	4.3	—
Acquisition of company, net of cash received	(427.4)	—
Payment for settlement of forward contract	(2.4)	—
Proceeds from company-owned life insurance	1.7	—
Proceeds from equity securities	—	2.0
Other investing activities	0.3	(0.4)
Net cash used in investing activities	(355.5)	(10.8)

Cash flows from financing activities:
Net change in short-term borrowings	0.6	(0.7)
Proceeds from long-term debt	849.0	—
Payments on long-term debt	(620.8)	—
Financing lease payments	—	(1.0)
Dividend payments	(8.2)	(8.3)
Payments of tax withholding for stock awards	(2.3)	(1.7)
Buyback of common shares	—	(42.2)
Contingent consideration payments	—	(2.5)
Other financing activities	(1.0)	(0.2)
Net cash from (used in) financing activities	217.3	(56.6)

Effect of exchange rates on cash, cash equivalents and restricted cash	(0.9)	(1.9)

Net change in cash, cash equivalents and restricted cash	(127.2)	(35.9)
Cash, cash equivalents and restricted cash at beginning of period	167.6	162.4

Cash, cash equivalents and restricted cash at end of period (1)	$40.4	$126.5

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheets:

	39 Weeks Ended
	September 29, 2024	October 1, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$32.8	$117.2
Restricted cash included in prepaid expenses and other current assets	0.7	0.9
Noncurrent assets:
Restricted cash included in other assets	6.9	8.4
Cash, cash equivalents and restricted cash at end of period	$40.4	$126.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2024 (the 2023 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K. The Company’s third fiscal quarter ended on September 29, 2024 and October 1, 2023, each of which contained 13 weeks. The corresponding September year-to-date periods for 2024 and 2023 each contained 39 weeks.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Revenue
Revenue Disaggregated by Service Type

In 2024, Kelly has four operating segments: Professional & Industrial (“P&I”), Science, Engineering & Technology (“SET”), Education, and Outsourcing & Consulting Group ("Outsourcing & Consulting," "OCG"). Prior to 2024, the Company also had an International operating segment (see Segment Disclosures footnote). Following the sale of the Company's EMEA staffing operations in January 2024 (see Acquisition and Disposition footnote), the Mexico operations, which were previously in our International segment, are now included in our P&I segment. The 2023 P&I segment information has been recast to conform to the new structure. Other than OCG, each segment delivers talent through staffing services, permanent placement or outcome-based services. Our OCG and SET segments, following the acquisition of Motion Recruitment Partners, LLC, which is included in the SET segment (see Acquisition and Disposition footnote), deliver talent solutions including managed service provider ("MSP"), payroll process outsourcing ("PPO"), recruitment process outsourcing ("RPO"), and talent advisory services.

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	Third Quarter		September Year to Date
	2024	2023	2024	2023
Professional & Industrial
Staffing services	$243.5	$250.2	$708.0	$774.1
Permanent placement	2.6	3.4	7.6	11.7
Outcome-based services	124.3	124.4	370.9	385.6
Total Professional & Industrial	370.4	378.0	1,086.5	1,171.4

Science, Engineering & Technology
Staffing services	267.0	197.7	686.2	601.2
Permanent placement	10.2	4.3	20.2	14.1
Outcome-based services	116.3	93.7	304.6	288.2
Talent solutions	11.7	—	15.7	—
Total Science, Engineering & Technology	405.2	295.7	1,026.7	903.5

Education
Staffing services	141.4	126.6	678.7	578.3
Permanent placement	0.7	1.5	4.4	5.6
Total Education	142.1	128.1	683.1	583.9

Outsourcing & Consulting
Talent solutions	121.0	114.1	346.0	342.4
Total Outsourcing & Consulting	121.0	114.1	346.0	342.4

International
Staffing services	—	197.6	—	588.3
Permanent placement	—	5.4	—	16.4
Total International	—	203.0	—	604.7

Total Intersegment	(0.6)	(0.9)	(1.6)	(2.4)

Total Revenue from Services	$1,038.1	$1,118.0	$3,140.7	$3,603.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and OCG operates in the Americas, Europe and Asia-Pacific regions. In 2023, our International segment included our staffing operations in Europe, as well as operations in Mexico, which is part of the Americas region.

The below table presents our revenues disaggregated by geography (in millions of dollars):

	Third Quarter		September Year to Date
	2024	2023	2024	2023
Americas
United States	$923.6	$795.5	$2,801.4	$2,647.1
Canada	49.3	50.9	141.1	142.2
Puerto Rico	26.6	26.5	79.7	81.1
Mexico	12.7	18.4	47.0	55.1
Total Americas Region	1,012.2	891.3	3,069.2	2,925.5

Europe
Switzerland	0.8	57.0	2.9	165.9
France	0.1	47.0	0.1	145.0
Portugal	—	48.6	—	142.3
Italy	—	16.1	—	49.5
Other	9.2	47.1	28.7	142.4
Total Europe Region	10.1	215.8	31.7	645.1

Total Asia-Pacific Region	15.8	10.9	39.8	32.9

Total Kelly Services, Inc.	$1,038.1	$1,118.0	$3,140.7	$3,603.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The below table presents revenues from our SET and OCG segments as well as our former International segment, which previously included our Mexico operations, disaggregated by geographic region, (in millions of dollars):

	Third Quarter		September Year to Date
	2024	2023	2024	2023
Science, Engineering & Technology
Americas	$402.8	$292.0	$1,018.4	$891.4
Europe	2.4	3.7	8.3	12.1
Total Science, Engineering & Technology	$405.2	$295.7	$1,026.7	$903.5

Outsourcing & Consulting
Americas	$97.5	$94.1	$282.8	$281.2
Europe	7.7	9.1	23.4	28.3
Asia-Pacific	15.8	10.9	39.8	32.9
Total Outsourcing & Consulting	$121.0	$114.1	$346.0	$342.4

International
Europe	$—	$203.0	$—	$604.7
Total International	$—	$203.0	$—	$604.7

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $2.1 million as of third quarter-end 2024 and $3.4 million as of year-end 2023. Amortization expense for the deferred costs in the third quarter and September year-to-date 2024 was $1.3 million and $5.4 million, respectively. Amortization expense for the deferred costs in the third quarter and September year-to-date 2023 was $1.7 million and $5.5 million, respectively.

3. Credit Losses
The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	September Year to Date
	2024	2023
Allowance for credit losses:
Beginning balance	$8.0	$7.7
Current period provision	1.0	1.4
Currency exchange effects	(0.2)	0.1
Disposition of EMEA staffing operations	(2.4)	—
Write-offs	(0.7)	(1.5)
Ending balance	$5.7	$7.7

Write-offs are presented net of recoveries, which were not material for third quarter-end 2024 or 2023. As of third quarter-end 2024, the Company has a receivable of $17.6 million related to the sale of our EMEA staffing operations (see Acquisition and Disposition footnote). The Company has determined that no credit loss provision is required on this receivable as it is considered collectible. No other allowances related to other receivables were material as of third quarter-end 2024 or 2023.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4. Acquisition and Disposition
Acquisition
On May 31, 2024, the Company indirectly acquired 100% of the equity interests in Motion Recruitment Partners, LLC ("MRP") by way of a merger with MRP Merger Sub, Inc. ("Merger Sub"), a newly-formed, wholly owned subsidiary of the Company, with and into MRP Topco ("Topco"), the indirect parent company of MRP and Littlejohn Fund V, L.P. ("Littlejohn"), with Topco surviving the merger (the "Merger"). MRP is a parent company to a group of leading global talent solutions providers and the acquisition is expected to strengthen the scale and capabilities of Kelly's solutions portfolio. Under terms of the merger agreement, the $425.0 million purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million. The acquisition was funded with cash on hand and available credit facilities (see Debt footnote). Total consideration included $3.4 million of contingent consideration related to an earnout payment with a maximum potential cash payment of $60.0 million in the event certain financial metrics are met per the terms of the agreement. The earnout payment is based on a multiple of gross profit in excess of an agreed-upon amount during the earnout period, defined as the 12 months ending March 31, 2025, and any necessary payment is due to the seller in the second quarter of 2025. The initial fair value of the earnout was established using a Monte Carlo simulation model and is reassessed on a quarterly basis (see Fair Value Measurements footnote). In the third quarter of 2024, the Company recorded a payable in accounts payable and accrued liabilities in the consolidated balance sheet for a post-close net working capital adjustment of $1.4 million which will be paid in the fourth quarter of 2024. The merger agreement contains representations and warranties and covenants customary for a transaction of this nature. The total consideration is as follows (in millions of dollars):

Cash consideration paid	$425.0
Estimated cash acquired	13.6
Estimated net working capital adjustment	1.4
Total cash consideration	440.0
Additional consideration payable	3.4
Net working capital adjustment	1.4
Total consideration	$444.8

The purchase price allocation for this acquisition is preliminary and could change.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in millions of dollars):

Cash and equivalents	$12.6
Trade accounts receivable	89.1
Prepaid expenses and other current assets	8.5
Net property and equipment	3.1
Operating lease right-of-use assets	11.9
Goodwill	222.9
Intangibles, net	145.9
Other assets, noncurrent	10.6
Accounts payable and accrued liabilities, current	(12.1)
Operating lease liabilities, current	(4.0)
Accrued payroll and related taxes, current	(15.9)
Income and other taxes, current	(0.5)
Operating lease liabilities, noncurrent	(9.0)
Other long-term liabilities	(18.3)
Total consideration, including working capital adjustments	$444.8

The fair value of the acquired receivables represents the contractual value net of the allowance for potentially uncollectible accounts. Included in the assets purchased in the MRP acquisition was $145.9 million of intangible assets, made up of $88.1 million in customer relationships, $56.5 million associated with MRP's trade names, and $1.3 million for non-compete agreements. The customer relationships are amortized over 15 years with no residual value, the trade names are amortized over 10-15 years with no residual value, and the non-compete agreements are amortized over four years with no residual value. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue and operational synergies and was assigned to the SET operating segment (see Goodwill footnote). None of the goodwill generated from the acquisition is expected to be deductible for tax purposes.

MRP's results of operations are included in the SET segment. For the third quarter-end 2024, our consolidated revenues and net earnings include $124.6 million and $2.3 million from MRP, respectively. For September year-to-date 2024, our consolidated revenues and net earnings include $164.6 million and $3.9 million from MRP, respectively.

Pro Forma Information

The following unaudited pro forma information presents a summary of the operating results as if the MRP acquisition had been completed as of January 2, 2023 (in millions of dollars):

	Third Quarter		September Year to Date
	2024	2023	2024	2023
Pro forma revenues	$1,038.1	$1,254.0	$3,361.1	$4,023.9
Pro forma net earnings	$1.9	$6.8	$25.1	$19.2

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

Disposition of EMEA Staffing Operations

On January 2, 2024, the Company completed the sale of its EMEA staffing operations ("disposal group"), which was included in the Company's International operating segment, to Gi Group Holdings S.P.A. ("Gi"). Upon closing, the Company received cash proceeds of $110.6 million, or $77.1 million net of cash disposed, which is included in investing activities in the consolidated statements of cash flows. The Company expects to receive additional net cash proceeds to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. The Company does not expect to receive any proceeds from the contingent consideration opportunity associated with the transaction. In the first quarter of 2024, the Company recorded a euro-denominated receivable from Gi of $26.9 million representing the adjustments that were determinable and expected to be received. In the second quarter of 2024, the Company recorded negative working capital and other adjustments of $10.1 million, which reduced the net receivable from Gi to $16.8 million. As of the third quarter-end 2024, the net receivable is $17.6 million, with the change of $0.8 million from the second quarter reflecting the foreign currency remeasurement. The Company is actively reconciling the receivable in accordance with the purchase agreement and expects it to be settled upon completion of this process. The receivable is included in prepaid expenses and other current assets in the consolidated balance sheet and included in the gain on the transaction. The total gain on the transaction through third quarter-end 2024 is $1.6 million, which is recorded in the gain on sale of EMEA staffing operations in the consolidated statements of earnings.

The disposal group did not meet the requirements to be classified as discontinued operations as the sale did not have a material effect on the Company's operations and did not represent a strategic shift in the Company's strategy. Our consolidated earnings from operations for the third quarter 2023 and September year-to-date 2023 included earnings of $0.8 million and a loss of $1.1 million, respectively, from the EMEA staffing operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of third quarter-end 2024 and year-end 2023 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of Third Quarter-End 2024
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$6.9	$6.9	$—	$—
Total assets at fair value	$6.9	$6.9	$—	$—

Foreign currency forward contract, net	$(0.6)	$—	$(0.6)	$—
Interest rate swaps	(0.8)	—	(0.8)	—
Brazil indemnification	(2.7)	—	—	(2.7)
EMEA staffing indemnification	(2.1)	—	—	(2.1)
MRP earnout	(3.4)	—	—	(3.4)
Total liabilities at fair value	$(9.6)	$—	$(1.4)	$(8.2)

	As of Year-End 2023
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$42.5	$42.5	$—	$—
Total assets at fair value	$42.5	$42.5	$—	$—

Brazil indemnification	$(3.0)	$—	$—	$(3.0)
Foreign currency forward contract, net	(3.6)	—	(3.6)	—
Total liabilities at fair value	$(6.6)	$—	$(3.6)	$(3.0)

Money market funds

Money market funds represent investments in money market funds that hold government securities, of which $6.9 million as of third quarter-end 2024 and $8.0 million as of year-end 2023 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of year-end 2023 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

Forward contracts

On February 8, 2024, the Company entered into a foreign currency forward contract with a notional amount of €17.0 million to manage the foreign currency risk associated with expected additional proceeds related to the sale of our EMEA staffing operations (see Acquisition and Disposition footnote). The expected proceeds are recorded as a euro-denominated receivable

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
which is remeasured each period. The forward contract was designated as a fair value hedge, with the mark-to-market changes of the forward contract offsetting the mark-to-market changes of the receivable in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. The contract was valued using observable inputs, such as foreign currency exchange rates, and is considered a level 2 liability. In the first nine months of 2024, the Company has recorded an unrealized loss of $0.6 million with a net payable associated with the forward contract of $0.6 million recorded in accounts payable and accrued liabilities on the consolidated balance sheet as of third quarter-end 2024.

On November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90.0 million to manage the foreign currency risk associated with the sale of our EMEA staffing operations, which was completed on January 2, 2024. This contract was not designated as a hedging instrument; therefore, it was marked-to-market and the changes in fair value were recognized in earnings. The Company's foreign currency forward contract was valued using observable inputs, such as foreign currency exchange rates, and was considered a level 2 liability. The Company recorded an unrealized loss of $3.6 million for the year-ended 2023 and had a net liability associated with the forward contract of $3.6 million as of year-end 2023. The Company settled the forward contract on January 5, 2024 for $2.4 million of cash. Accordingly, the Company recognized a gain of $1.2 million in the first quarter of 2024 in gain on forward contract on the consolidated statements of earnings, which partially offsets the $3.6 million loss recognized in 2023, for a total loss of $2.4 million on the contract.

Interest Rate Swaps

On July 17, 2024, the Company entered into two interest rate swaps with a notional value of $50.0 million each to manage fluctuations on our securitization facility due to Secured Overnight Financing Rate ("SOFR") variances (see Debt footnote). These contracts were not designated as hedging instruments; therefore, the mark-to-market fair value changes and the cash settlements on the swaps are recognized in earnings. The Company's interest rate swaps were valued with assistance from a third party based on pricing models using observable inputs, such as SOFR forward rates, and are considered level 2 liabilities, which will be remeasured quarterly. As of third quarter-end 2024, the Company recorded a liability totaling $0.8 million related to the mark-to-market fair value change of the interest rate swaps with $0.6 million in accounts payable and accrued liabilities and $0.2 million in other long-term liabilities in the consolidated balance sheet. In the third quarter of 2024, the Company recorded a total loss of $0.7 million. This loss includes $0.8 million related to mark-to-market changes in fair value, which was partially offset by the impact of cash settlements of $0.1 million, in other income (expense), net in the consolidated statements of earnings.

Indemnification liabilities

As of third quarter-end 2024, the Company had an indemnification liability totaling $2.1 million relating to the sale of our EMEA staffing operations in January 2024. The liability is included in other long-term liabilities in the consolidated balance sheet and the associated expense is included in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences for an indefinite term. The Company's maximum exposure under these indemnifications is not estimable at this time due to uncertainties to potential outcomes and the facts and circumstances involved in the agreement. Management believes the risk of material exposure is remote. The initial valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability and is measured on a recurring basis. During the third quarter of 2024, the Company recognized an increase of $0.1 million to the indemnification liability related to exchange rate fluctuations.

As of third quarter-end 2024, the Company had an indemnification liability totaling $2.7 million with $0.1 million in accounts payable and accrued liabilities and $2.6 million in other long-term liabilities, and $3.0 million at year-end 2023, with $0.1 million in accounts payable and accrued liabilities and $2.9 million in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis. During September year-to-date 2024 and 2023, the Company recognized

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
an increase of $0.1 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

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

Equity Investment Without Readily Determinable Fair Value

On March 1, 2022, the Company sold the majority of its investment in PersolKelly Pte. Ltd. (the "JV"). Prior to February 2022, the Company had a 49% ownership interest in the JV, a staffing services business currently operating in ten geographies in the Asia-Pacific region. The Company holds a 2.5% interest in the JV, which is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. The investment totaled $6.4 million as of third quarter-end 2024, representing total cost plus observable price changes to date.

6. Restructuring and Transformation Activities
2024 Actions

The Company had no restructuring or transformation charges during the third quarter of 2024. Restructuring and transformation charges for the nine months ended September 29, 2024 were $6.4 million as a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. The transformation activities consisted of $3.3 million of severance charges and $3.1 million of costs to execute the transformation. The severance and transformation costs are recorded in selling, general and administrative ("SG&A") expenses in the consolidated statements of earnings.

Additionally, in the second quarter of 2024, the Company recognized an impairment charge of $5.5 million for certain right-of-use assets related to our leased headquarters facility reflecting adjustments as to how we are utilizing the building as a part of our ongoing transformation efforts. The impairment charge related to the right-of-use assets was recorded in the asset impairment charge in the consolidated statements of earnings.

The restructuring and transformation costs included in SG&A are detailed below for September year-to-date 2024 (in millions of dollars):

	September Year-to-Date 2024
	Severance Costs	Transformation Costs	Total

Professional & Industrial	$0.4	$—	$0.4
Science, Engineering & Technology	0.3	—	0.3
Outsourcing & Consulting	0.5	—	0.5
Corporate	2.1	3.1	5.2
Total	$3.3	$3.1	$6.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2023 Actions

In the first quarter of 2023, the Company undertook restructuring actions to further our cost management efforts in response to the demand levels and to reflect a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. Restructuring costs incurred in the first quarter of 2023 totaled $6.6 million and were recorded entirely in SG&A expenses in the consolidated statements of earnings.

In the second quarter of 2023, the Company announced a comprehensive transformation initiative that included actions to further streamline the Company's operating model to enhance organizational efficiency and effectiveness. The total costs incurred related to these transformation activities in the second quarter of 2023 totaled $8.0 million. The transformation activities included $4.5 million of costs to execute the transformation initiatives through the use of an external consultant, a $2.4 million impairment charge for right-of-use assets related to an unoccupied office space lease and additional severance of $1.1 million, net of adjustments. The impairment charge related to the right-of-use assets was recorded in the asset impairment charge in the consolidated statements of earnings. The costs to execute and severance were included in the $5.6 million of restructuring costs incurred in the second quarter of 2023, net of prior period adjustments, and were recorded in SG&A expenses in the consolidated statements of earnings, as detailed further below.

In the third quarter of 2023, the Company incurred $15.4 million of restructuring charges and transformation fees as a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. The third quarter transformation activities included $10.4 million of additional severance, $4.5 million of costs to execute the transformation through the use of an external consultant, and $0.5 million of lease termination costs. The severance, costs to execute, and lease termination costs were recorded in SG&A expenses in the consolidated statements of earnings.

The restructuring and transformation costs included in SG&A are detailed below for the third quarter and September year-to-date 2023 (in millions of dollars):

	Third Quarter 2023			September Year-to-Date 2023
	Severance Costs	Lease Termination Costs, Transformation and Other	Total	Severance Costs	Lease Termination Costs, Transformation and Other	Total

Professional & Industrial	$3.6	$0.4	$4.0	$6.6	$0.7	$7.3
Science, Engineering & Technology	0.6	0.1	0.7	1.0	0.2	1.2
Education	0.6	—	0.6	1.0	—	1.0
Outsourcing & Consulting	1.8	—	1.8	2.3	—	2.3
International	—	—	—	0.6	—	0.6
Corporate	3.8	4.5	8.3	4.6	10.6	15.2
Total	$10.4	$5.0	$15.4	$16.1	$11.5	$27.6

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Accrual Summary

A summary of the global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2023	$15.1
Accruals	2.3
Reductions for cash payments	(11.0)
Disposition of EMEA staffing operations	(1.5)
Accrual adjustments	(0.2)
Balance as of first quarter-end 2024	4.7
Accruals	4.3
Reductions for cash payments	(4.4)
Balance as of second quarter-end 2024	4.6
Reductions for cash payments	(2.0)
Accrual adjustments	(0.2)
Balance as of third quarter-end 2024	$2.4

The remaining balance of $2.4 million as of third quarter-end 2024 primarily represents the costs to execute the transformation initiatives and severance costs, and the majority is expected to be paid by the end of 2024. No material adjustments are expected to be recorded.

7. Goodwill
The changes in the carrying amount of goodwill through September year-to-date 2024 are included in the table below (in millions of dollars). The goodwill of $221.5 million resulting from the acquisition of MRP during the second quarter of 2024 was allocated to the SET reportable segment. During the third quarter of 2024, the company recorded a $1.4 million liability for a net working capital adjustment related to the acquisition of MRP. The adjustment resulted in a $1.4 million addition of goodwill, which was allocated to the SET reportable segment (see Acquisition and Disposition footnote).

	As of Year-End 2023	Additions to Goodwill	Impairment Adjustments	As of Third Quarter-End 2024
Science, Engineering & Technology	$111.3	$222.9	$—	$334.2
Education	39.8	—	—	39.8
Total	$151.1	$222.9	$—	$374.0

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

At the end of the third quarter of 2024, there were $40.0 million of long-term borrowings on the term benchmark line under the Facility and a remaining borrowing capacity of $110.0 million. The rate for these borrowings, which varies based on the Company's leverage ratio as defined in the agreement, includes either (i) the Prime rate plus the applicable margin for the

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
floating line or (ii) a term SOFR for 1-, 3-, or 6-months dependent on the interest election plus a 0.10% margin and the applicable margin for the term benchmark line. At year-end 2023, there were no borrowings under the Facility and a remaining borrowing capacity of $200.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 20.0 basis points at the end of the third quarter of 2024 and 15.0 basis points at year-end 2023. The Facility’s financial covenants and restrictions are described below, all of which were met at the end of the third quarter of 2024:

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

Securitization Facility

On May 29, 2024, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to its $150.0 million, three-year, securitization facility (the “Securitization Facility”). The amendment (i) increased the current borrowing capacity to $250.0 million, (ii) includes the ability to increase the borrowing capacity to an aggregate of $350.0 million and (iii) changed certain of the terms and conditions. The Receivables Purchase Agreement will terminate May 28, 2027, unless terminated earlier pursuant to its terms.

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

At the end of the third quarter of 2024, the Securitization Facility had $188.2 million of long-term borrowings, SBLCs of $46.1 million related to workers’ compensation and a remaining capacity of $15.7 million. The rate for these borrowings includes the adjusted daily SOFR plus a 0.10% margin and a 1.10% utilization rate on the amount of our borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, we pay a commitment fee of 40.0 basis points on the unused capacity. At year-end 2023, the Securitization Facility had no borrowings, SBLCs of $49.4 million related to workers’ compensation at a utilization rate of 0.90% and a remaining capacity of $100.6 million. In addition, we paid a commitment fee of 40.0 basis points on the unused capacity in 2023. On July 17, 2024, we entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of our interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the July 17, 2024 effective date through July 17, 2025 and January 17, 2026, respectively. At the end of the third quarter of 2024, the Company recorded a loss and corresponding liability of $0.8 million related to mark-to-market changes in fair value of the interest rate swaps (see Fair Value Measurements footnote).

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Local Credit Facilities

The Company had total unsecured, uncommitted short-term local credit facilities of $3.2 million at the end of the third quarter of 2024. The Company had $0.2 million of borrowings under these lines at the end of the third quarter of 2024, as compared to no borrowings under these lines at year-end 2023. The weighted average interest rate for these borrowings, which was related to Malaysia, was 5.10% at the end of the third quarter of 2024.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the third quarter and September year-to-date 2024 and 2023 are included in the table below. Amounts in parentheses indicate debits.

	Third Quarter		September Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Foreign currency translation adjustments:
Beginning balance	$(2.5)	$(2.3)	$0.6	$(7.4)
Other comprehensive income (loss) before reclassifications	1.2	(4.3)	(1.3)	0.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.6)	—
Net current-period other comprehensive income (loss)	1.2	(4.3)	(1.9)	0.8
Ending balance	(1.3)	(6.6)	(1.3)	(6.6)

Pension liability adjustments:
Beginning balance	—	(1.1)	(0.4)	(1.1)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.4	—
Net current-period other comprehensive income (loss)	—	—	0.4	—
Ending balance	—	(1.1)	—	(1.1)

Total accumulated other comprehensive income (loss)	$(1.3)	$(7.7)	$(1.3)	$(7.7)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10. Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the third quarter and September year-to-date 2024 and 2023 follows (in millions of dollars except per share data):

	Third Quarter		September Year to Date
	2024	2023	2024	2023
Net earnings	$0.8	$6.6	$31.2	$25.0
Less: earnings allocated to participating securities	(0.1)	(0.1)	(0.8)	(0.5)
Net earnings available to common shareholders	$0.7	$6.5	$30.4	$24.5

Average shares outstanding (millions):
Basic	35.6	35.4	35.5	36.2
Dilutive share awards	0.4	0.4	0.4	0.3
Diluted	36.0	35.8	35.9	36.5

Basic earnings per share	$0.02	$0.18	$0.86	$0.68
Diluted earnings per share	$0.02	$0.18	$0.85	$0.67

Potentially dilutive share awards are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the third quarter and September year-to-date 2024 and 2023 (see Stock-Based Compensation footnote for a description of performance shares). Dividends paid per share for Class A and Class B common stock were $0.075 for the third quarter of 2024 and 2023 and $0.225 for September year-to-date 2024 and 2023.

In November 2022, the Company's board of directors authorized a $50.0 million Class A share repurchase program, which was completed in August 2023. The Company repurchased 414,534 shares for $7.4 million during the third quarter of 2023 and 2,496,827 shares for $42.2 million through September year-to-date 2023. A total of 2,971,471 shares were repurchased under the share repurchase program at an average price of $16.83 per share.

11. Stock-Based Compensation
For the third quarter of 2024, the Company recognized stock compensation expense of $3.3 million and a related tax benefit of $0.7 million. For the third quarter of 2023, the Company recognized stock compensation expense of $2.3 million and a related tax benefit of $0.4 million. For September year-to-date 2024, the Company recognized stock compensation expense of $8.5 million and a related tax benefit of $2.0 million. For September year-to-date 2023, the Company recognized stock compensation expense of $7.9 million and a related tax benefit of $1.1 million.
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

A summary of the status of all nonvested performance shares at target as of third quarter-end 2024 and September year-to-date 2024 changes is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents 2021 financial measure performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

	Financial Measure Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2023	674	$17.49
Granted	170	19.96
Vested	(136)	18.88
Forfeited	(33)	17.99
Vesting adjustment	(107)	16.52
Nonvested at third quarter-end 2024	568	$18.66

Restricted Stock

A summary of the status of nonvested restricted stock as of third quarter-end 2024 and September year-to-date 2024 changes is presented as follows below (in thousands of shares except per share data).

	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2023	784	$18.52
Granted	430	20.89
Vested	(255)	18.45
Forfeited	(71)	19.01
Nonvested at third quarter-end 2024	888	$19.65

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
12. Sale of Assets

On June 10, 2024, the Company sold Ayers Group, a division of our OCG segment, for a purchase price of $7.5 million, subject to final closing adjustments. The Company received cash proceeds of $4.5 million in the second quarter of 2024 for assets sold with a net carrying value of $1.0 million. In the third quarter of 2024, a post-close net working capital adjustment of $0.1 million was recorded in loss (gain) on sale of assets in the consolidated statements of earnings for the third quarter of 2024. A gain of $5.4 million was recorded in loss (gain) on sale of assets for the nine months ended September 29, 2024 in the consolidated statements of earnings. The sale was a part of the Company's ongoing strategy to further optimize its operating model.

13. Other Income (Expense), Net
Included in other income (expense), net for the third quarter and September year-to-date 2024 and 2023 are the following:

	Third Quarter		September Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Interest income	$1.3	$2.1	$6.4	$4.8
Interest expense	(4.5)	(1.0)	(7.1)	(2.4)
Foreign exchange gains (losses)	(0.9)	0.5	(0.2)	(1.5)
Other	(0.3)	—	(8.2)	2.1
Other income (expense), net	$(4.4)	$1.6	$(9.1)	$3.0
The increase in Interest expense for the third quarter of 2024 reflects the increase in the Company's long-term debt (see Debt footnote). Included in Other for September year-to-date 2024 is $7.8 million of transaction costs related to the acquisition of MRP (see Acquisition and Disposition footnote). Included in Other for September year-to-date 2023 is a gain of $2.0 million for the receipt of earnout proceeds in connection with an investment that was sold in 2021.

14. Income Taxes
Income tax benefit was $2.6 million for the third quarter of 2024 and income tax benefit was $4.9 million for the third quarter of 2023. Income tax expense was $2.5 million for September year-to-date 2024 and income tax benefit was $5.0 million for September year-to-date 2023. The quarterly and year-to-date changes are primarily driven by the release of Germany’s valuation allowance in the third quarter of 2023.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At third quarter-end 2024 and year-end 2023, the gross accrual for litigation costs amounted to $3.8 million and $6.4 million, respectively, of which $1.5 million was held for sale at year-end 2023.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At third quarter-end 2024 and year-end 2023, the related insurance receivables amounted to $1.1 million and $0.2 million, respectively.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.1 million to $1.4 million as of third quarter-end 2024. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

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
In the first quarter of 2024, the Company changed the primary segment profitability measure from earnings from operations to a business unit profit measure that excludes depreciation and amortization. This change provides management greater visibility into the financial performance of the segments and how they contribute to the Company's overall performance.
Prior periods have been recast to reflect the current period allocation method and new segment profitability measurement. The update had no impact on the consolidated financial information.
The following tables present information about the reported revenue from services and gross profit of the Company by reportable segment, along with a reconciliation to earnings before taxes, for the third quarter and September year-to-date 2024 and 2023. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

	Third Quarter		September Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Revenue from Services:

Professional & Industrial	$370.4	$378.0	$1,086.5	$1,171.4
Science, Engineering & Technology	405.2	295.7	1,026.7	903.5
Education	142.1	128.1	683.1	583.9
Outsourcing & Consulting	121.0	114.1	346.0	342.4
International	—	203.0	—	604.7

Less: Intersegment revenue	(0.6)	(0.9)	(1.6)	(2.4)

Consolidated Total	$1,038.1	$1,118.0	$3,140.7	$3,603.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Business Unit Profit (Loss):

Professional & Industrial gross profit	$66.5	$69.1	$192.7	$209.8
Professional & Industrial SG&A expenses excluding depreciation and amortization	(56.3)	(63.4)	(169.7)	(201.8)
Professional & Industrial asset impairment charge	—	—	—	(0.3)
Professional & Industrial Profit (Loss)	10.2	5.7	23.0	7.7

Science, Engineering & Technology gross profit	99.1	68.0	240.8	207.4
Science, Engineering & Technology SG&A expenses excluding depreciation and amortization	(74.1)	(47.3)	(173.1)	(150.2)
Science, Engineering & Technology asset impairment charge	—	—	—	(0.1)
Science, Engineering & Technology Profit (Loss)	25.0	20.7	67.7	57.1

Education gross profit	19.7	19.8	98.7	91.6
Education SG&A expenses excluding depreciation and amortization	(23.0)	(22.3)	(71.2)	(69.4)
Education Profit (Loss)	(3.3)	(2.5)	27.5	22.2

Outsourcing & Consulting gross profit	36.4	41.5	108.9	124.4
Outsourcing & Consulting SG&A expenses excluding depreciation and amortization	(34.1)	(40.0)	(105.4)	(120.8)
Outsourcing & Consulting asset impairment charge	—	—	—	(2.0)
Outsourcing & Consulting Profit (Loss)	2.3	1.5	3.5	1.6

International gross profit	—	30.1	—	90.0
International SG&A expenses excluding depreciation and amortization	—	(28.7)	—	(89.3)
International Profit (Loss)	—	1.4	—	0.7

Corporate	(17.0)	(16.7)	(44.4)	(42.6)
Asset impairment charge	—	—	(5.5)	—
Gain on sale of EMEA staffing operations	—	—	1.6	—
(Loss) gain on sale of assets	(0.1)	—	5.4	—
Depreciation and amortization	(14.5)	(10.0)	(37.2)	(29.7)
Consolidated earnings from operations	2.6	0.1	41.6	17.0
Gain on forward contract	—	—	1.2	—
Other income (expense), net	(4.4)	1.6	(9.1)	3.0

Earnings before taxes	$(1.8)	$1.7	$33.7	$20.0

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

	Third Quarter		September Year to Date
	2024	2023	2024	2023
	(In millions of dollars)
Depreciation and amortization:

Professional & Industrial	$2.5	$2.0	$7.6	$5.9
Science, Engineering & Technology	8.1	4.0	18.0	11.9
Education	2.1	2.0	6.2	5.8
Outsourcing & Consulting	1.8	1.4	5.4	4.3
International	—	0.6	—	1.8

17. New Accounting Pronouncements

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Comprehensive income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional information about certain expense categories in the notes to financial statements. The new guidance will be effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public companies to provide more enhanced disclosures for significant segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview

As the year progresses, challenging staffing market dynamics continued as employers in most sectors maintained a cautious approach to managing their workforces, deferring hiring decisions, managing existing headcount through attrition, and in some cases choosing not to backfill open roles amid ongoing economic uncertainty. These dynamics put pressure on our business, but we remain focused on capturing growth where it exists and positioning our resources to take advantage of opportunities when conditions improve.

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

We completed the sale of our European staffing operations on January 2, 2024 and on June 12, 2024 announced the sale of the Ayers Group, a division of our OCG segment. We move forward with a streamlined operating model focused on North American staffing and solutions and global MSP and RPO solutions.

To further sharpen our focus on higher-margin, higher-growth specialties, we completed the acquisition of Motion Recruitment Partners, LLC (“MRP”) on May 31, 2024. The acquisition of MRP is expected to strengthen the scale and capabilities of Kelly’s staffing and consulting solutions across technology, telecommunications, and government specialties in North America, and RPO solutions globally.

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

Results of Operations
Total Company
(Dollars in millions)

	Third Quarter				September Year to Date
	2024	2023	% Change		2024	2023	% Change
Revenue from services	$1,038.1	$1,118.0	(7.1)%		$3,140.7	$3,603.5	(12.8)%
Gross profit	221.7	228.5	(3.0)		641.1	723.2	(11.4)
SG&A expenses excluding restructuring, depreciation, and amortization	204.7	203.0	0.8		557.4	646.5	(13.8)
Restructuring charges	(0.2)	15.4	(101.4)		6.4	27.6	(76.9)
Total SG&A expenses excluding depreciation and amortization	204.5	218.4	(6.4)		563.8	674.1	(16.3)
Depreciation and amortization	14.5	10.0	45.2		37.2	29.7	25.0
Total SG&A expenses	219.0	228.4	(4.1)		601.0	703.8	(14.6)
Gain on sale of EMEA staffing operations	—	—	NM		(1.6)	—	NM
Loss (gain) on sale of assets	0.1	—	NM		(5.4)	—	NM
Asset impairment charge	—	—	NM		5.5	2.4	124.1
Earnings from operations	2.6	0.1	NM		41.6	17.0	144.5
Gain on forward contract	—	—	NM		1.2	—	NM
Other income (expense), net	(4.4)	1.6	(375.9)		(9.1)	3.0	(405.5)
Earnings (loss) before taxes	(1.8)	1.7	NM		33.7	20.0	68.3
Income tax expense (benefit)	(2.6)	(4.9)	46.5		2.5	(5.0)	149.4
Net earnings	$0.8	$6.6	(88.4)%		$31.2	$25.0	24.6%

Gross profit rate	21.4%	20.4%	1.0	pts.	20.4%	20.1%	0.3	pts.

Third Quarter Results

Revenue from services in the third quarter decreased 7.1%, which primarily reflects the January 2, 2024 sale of our EMEA staffing operations, partially offset by an increase related to the acquisition of MRP in May 2024. Excluding the impact from the sale and the acquisition, revenue from services was flat year-over-year with decreases in the Science, Engineering & Technology and Professional & Industrial segments offset by increases in the Education and Outsourcing & Consulting segments. Compared to the third quarter of 2023 and excluding the impact from the sale and acquisition, revenue from staffing services was flat to the prior year and revenue from outcome-based services decreased 2.2%. In addition, revenue from talent solutions increased 6.0% and permanent placement revenue decreased 30.8% from the prior year, excluding the impact from the sale and the acquisition.

Gross profit decreased 3.0% largely driven by the sale of our EMEA staffing operations, partially offset by an increase related to the acquisition of MRP. Excluding the impact from the sale and the acquisition, gross profit decreased 6.4%. The gross profit rate increased 100 basis points to 21.4% and was favorably impacted by the sale of our EMEA staffing operations and the acquisition of MRP. Excluding the impact from the sale and acquisition, the gross profit rate declined 140 basis points. These decreases are due primarily to business mix and a decrease in permanent placement revenue, partially offset by a decrease in employee-related costs. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in all segments excluding the sale and the acquisition.

Total SG&A expenses decreased 4.1%, primarily due to the sale of our EMEA staffing operations, partially offset by the acquisition of MRP. Excluding these impacts, SG&A expenses decreased 7.0%. SG&A expenses in the third quarter of 2024 include $6.1 million of integration costs related to initiatives to integrate MRP and aligning Company processes and $3.1 million of transaction-related costs arising from the sale of our EMEA staffing operations and acquisition of MRP. Included in SG&A expenses in the third quarter of 2023 were $15.4 million of transformation and restructuring charges. Actions taken in the third quarter of 2023 were a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. In addition, excluding the impact from the sale and acquisition, as well as transaction, integration, transformation, and restructuring charges, SG&A expenses decreased 4.2% primarily due to proactive resource management and lower variable, performance-based incentive compensation expenses in response to lower revenue volume.

Earnings from operations for the third quarter of 2024 totaled $2.6 million, compared to $0.1 million in the third quarter of 2023. The increase is primarily related to the impact of lower SG&A and partially offset by lower revenue compared to the prior year.

Income tax benefit was $2.6 million for the third quarter of 2024 compared to $4.9 million for the third quarter of 2023. The change primarily relates to the benefit of a deferred tax valuation allowance release in 2023 partially offset by the impact of non-taxable income related to company-owned life insurance assets in 2024.

The net earnings for the period were $0.8 million, compared to $6.6 million for the third quarter of 2023.

September Year-to-Date Results

Revenue from services in the first nine months of 2024 decreased 12.8%, which primarily reflects the January 2, 2024 sale of our EMEA staffing operations, partially offset by an increase related to the acquisition of MRP in May 2024. Excluding the impact from the sale and the acquisition, revenue from services decreased 0.8%. This decline reflects a revenue decline in the Professional & Industrial and Science, Engineering & Technology segments, partially offset by increases in the Education and Outsourcing & Consulting segments excluding the acquisition. Compared to the first nine months of 2023 and excluding the impact from the sale and acquisition, revenue from staffing services was flat to the prior year and revenue from outcome-based services decreased 5.1%. In addition, revenue from talent solutions increased 1.1% and permanent placement revenue decreased 28.5% from the prior year, excluding the impact from the sale and the acquisition.

Gross profit decreased 11.4% largely driven by the sale of our EMEA staffing operations, partially offset by an increase related to the acquisition of MRP. Excluding the impact from the sale and the acquisition, gross profit decreased 6.4%. The gross profit rate increased 30 basis points to 20.4% and was favorably impacted by the sale of our EMEA staffing operations and the acquisition of MRP. Excluding the impact from the sale and the acquisition, the gross profit rate declined 120 basis points. These decreases are due primarily to business mix and a decrease in permanent placement revenue. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in all segments excluding the sale and the acquisition.

Total SG&A expenses decreased 14.6%, primarily due to the sale of our EMEA staffing operations, partially offset by the acquisition of MRP. Excluding these impacts, SG&A expenses decreased 9.2%. Included in SG&A expenses in the first nine months of 2024 and 2023 were $6.4 million and $27.6 million of restructuring charges, respectively. Actions taken in both periods were a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. In addition, restructuring actions taken in the first quarter of 2023 reflected management undertaking actions to further our cost management efforts in response to the demand levels and reflected a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. SG&A expenses in 2024 also include $10.3 million of transaction-related costs arising from the sale of our EMEA staffing operations and acquisition of MRP and $6.1 million of integration costs related to initiatives to integrate MRP and aligning Company processes. Excluding the impact from the sale and acquisition, as well as transaction, integration, and restructuring charges, SG&A expenses decreased 8.8% primarily due to structural workforce reductions as part of our transformation initiatives, as well as proactive resource management and lower variable, performance-based incentive compensation expenses in response to lower revenue volume.

The gain on sale of EMEA staffing operations relates to the completion of the sale in January 2024 in which we have recognized a gain of $1.6 million in the first nine months of 2024. The gain on sale of assets represents the sale of the Company's Ayers Group in the second quarter of 2024 in which we recognized a gain of $5.4 million in the first nine months of 2024.

Impairment of assets in the second quarter of 2024 represents the impairment of certain right-of-use assets related to our leased headquarters facility. Impairment of assets in the third quarter of 2023 represents the impairment of right-of-use assets related to an unoccupied office space lease exited in the quarter.

Earnings from operations for the first nine months of 2024 totaled $41.6 million, compared to $17.0 million in the first nine months of 2023. The increase is primarily related to the impact of lower SG&A compared to the prior year, the gain on sale of Ayers Group and the gain on sale of our EMEA staffing operations, partially offset by higher asset impairment charges and the impact of lower revenue compared to the prior year.

Gain on forward contract of $1.2 million represents the gain recognized in the first quarter of 2024 for the settlement of the foreign currency forward contract in January 2024 that was entered into in 2023 relating to the sale of the EMEA staffing operations.

Income tax expense was $2.5 million for the first nine months of 2024 compared to an income tax benefit of $5.0 million for the first nine months of 2023. The change primarily relates to changes in pre-tax income and the impact of a deferred tax valuation allowance release in 2023.

The net earnings for the period were $31.2 million, compared to $25.0 million for the first nine months of 2023.

Operating Results By Segment
(Dollars in millions)

	Third Quarter			September Year to Date
	2024	2023	% Change	2024	2023	% Change
Revenue from Services:
Professional & Industrial	$370.4	$378.0	(2.0)%	$1086.5	$1,171.4	(7.3)%
Science, Engineering & Technology	405.2	295.7	37.1	1026.7	903.5	13.6
Education	142.1	128.1	10.9	683.1	583.9	17.0
Outsourcing & Consulting	121.0	114.1	6.0	346.0	342.4	1.1
International	—	203.0	(100.0)	—	604.7	(100.0)
Less: Intersegment revenue	(0.6)	(0.9)	29.2	(1.6)	(2.4)	30.3
Consolidated Total	$1,038.1	$1,118.0	(7.1)%	$3,140.7	$3,603.5	(12.8)%

Third Quarter Results
Professional & Industrial revenue from services decreased 2.0%. The decrease was due primarily to a 2.7% decline in revenue from staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services was flat year-over-year while revenue from permanent placement fees declined 24.1% as a result of continued lower market demand.

Science, Engineering & Technology revenue from services increased 37.1%. The revenue increase was primarily driven by the acquisition of MRP. Excluding the acquisition, revenue from services decreased 5.1%, primarily due to declines in hours volume in our staffing specialties, partially offset by higher bill rates. Excluding the acquisition, revenue in our outcome-based services decreased 4.9% and permanent placement fees decreased 30.5%, reflecting continued lower market demand.

Education revenue from services increased 10.9%, driven by increased demand for our services as compared to a year ago, reflecting the impact of net new customer wins and the impact of higher fill rates.

Outsourcing & Consulting revenue from services increased 6.0% as revenue increased in PPO, partially offset by declines in MSP and RPO.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

September Year-to-Date Results

Professional & Industrial revenue from services decreased 7.3%. The decrease was due primarily to an 8.5% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services decreased 3.8% due to lower demand for our call-center solutions. Revenue from permanent placement fees declined 35.3% as a result of continued lower market demand.

Science, Engineering & Technology revenue from services increased 13.6%. The increase was primarily driven by the acquisition of MRP in May 2024. Excluding the acquisition, revenue from services decreased 4.6%, primarily due to declines in hours volume in our staffing specialties, partially offset by higher bill rates. Excluding the acquisition, permanent placement fees were down 24.6% reflecting continued lower market demand and revenues from outcome-based services decreased 6.7%.

Education revenue from services increased 17.0%, reflecting an increased demand for our services as compared to a year ago. Increased demand for our services reflects new customer wins and an increased fill rate related to demand of existing customers.

Outsourcing & Consulting revenue from services increased 1.1% as revenue increased in PPO, partially offset by declines in RPO and MSP.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter				September Year to Date
	2024	2023	Change		2024	2023	Change
Gross Profit:
Professional & Industrial	$66.5	$69.1	(3.8)%		$192.7	$209.8	(8.2)%
Science, Engineering & Technology	99.1	68.0	45.5		240.8	207.4	16.1
Education	19.7	19.8	(0.2)		98.7	91.6	7.8
Outsourcing & Consulting	36.4	41.5	(12.2)		108.9	124.4	(12.5)
International	—	30.1	(100.0)		—	90.0	(100.0)
Consolidated Total	$221.7	$228.5	(3.0)%		$641.1	$723.2	(11.4)%

Gross Profit Rate:
Professional & Industrial	17.9%	18.3%	(0.4)	pts.	17.7%	17.9%	(0.2)	pts.
Science, Engineering & Technology	24.4	23.0	1.4		23.4	23.0	0.4
Education	13.9	15.5	(1.6)		14.5	15.7	(1.2)
Outsourcing & Consulting	30.1	36.4	(6.3)		31.5	36.3	(4.8)
International	—	14.8	(14.8)		—	14.9	(14.9)
Consolidated Total	21.4%	20.4%	1.0	pts.	20.4%	20.1%	0.3	pts.

Third Quarter Results

Gross profit for the Professional & Industrial segment decreased on lower revenue volume. In comparison to the prior year, the gross profit rate decreased by 40 basis points primarily due to declines in permanent placement revenues and business mix which were partially offset by lower employee-related costs.

The Science, Engineering & Technology gross profit increased primarily as a result of the acquisition of MRP. The gross profit rate increased 190 basis points due to the acquisition of MRP which generates higher gross profit rates. This impact was partially offset by a 50 basis point decrease in the gross profit rate in other SET specialties reflecting lower permanent placement fees and business mix, partially offset by lower employee-related costs.

Gross profit for the Education segment was flat year-over-year despite higher revenue volume. The gross profit rate decreased 160 basis points due primarily to lower permanent placement fees, customer mix, and higher employee-related costs.

The Outsourcing & Consulting gross profit decreased with a decrease in the gross profit rate. The gross profit rate decreased 630 basis points primarily due to a change in business mix within this segment and higher employee-related costs in PPO. The unfavorable business mix was primarily driven by declines in revenue in MSP and RPO, which generates higher margins and improving PPO revenue which generates lower margins.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

September Year-to-Date Results

Gross profit for the Professional & Industrial segment decreased on lower revenue volume. In comparison to the prior year, the gross profit rate decreased 20 basis points primarily due to declines in permanent placement revenue and business mix which were partially offset by lower employee-related costs.

The Science, Engineering & Technology gross profit increased resulting from the acquisition of MRP, partially offset by the decrease in revenue volume in other components of the segment. The gross profit rate increased 110 basis points due to the acquisition of MRP which generates higher gross profit rates. This impact was partially offset by a 70 basis point decrease in the gross profit rate in other components of SET reflecting business mix and lower permanent placement fees, partially offset by lower employee-related costs.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 120 basis points due primarily to lower permanent placement fees, customer mix, and higher employee-related costs.

The Outsourcing & Consulting gross profit decreased with a decrease in the gross profit rate. The gross profit rate decreased 480 basis points primarily due to a change in business mix within this segment and higher employee-related costs in PPO. The unfavorable business mix was primarily driven by declines in revenue in RPO and MSP, which generates higher margins and improving PPO revenue which generates lower margins.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2024	2023	% Change	2024	2023	% Change
SG&A Expenses (excluding depreciation and amortization):
Professional & Industrial	$56.3	$63.4	(11.2)%	$169.7	$201.8	(15.9)%
Science, Engineering & Technology	74.1	47.3	56.6	173.1	150.2	15.3
Education	23.0	22.3	3.3	71.2	69.4	2.6
Outsourcing & Consulting	34.1	40.0	(14.8)	105.4	120.8	(12.7)
International	—	28.7	(100.0)	—	89.3	(100.0)
Corporate expenses	17.0	16.7	1.5	44.4	42.6	4.2
Consolidated Total	$204.5	$218.4	(6.4)%	$563.8	$674.1	(16.3)%

Third Quarter Results

Total SG&A expenses excluding depreciation and amortization in Professional & Industrial decreased 11.2% from the prior year. The decrease is primarily due to lower employee-related costs as a result of cost management in response to lower revenue volume compared to the prior year.

Total SG&A expenses excluding depreciation and amortization in Science, Engineering & Technology increased 56.6% primarily as a result of the acquisition of MRP. Excluding the acquisition, expenses decreased 5.9% from the prior year primarily due to lower employee-related costs reflecting the response to lower revenue volume compared to the prior year.

Total SG&A expenses excluding depreciation and amortization in Education increased 3.3% from the prior year primarily related to increased year-over-year revenue levels.

Total SG&A expenses excluding depreciation and amortization in Outsourcing & Consulting decreased 14.8% from the prior year, primarily due to lower employee-related expenses as compared to the prior year including lower employee compensation costs and cost management in response to lower revenue volume in the MSP and RPO solutions.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses increased 1.5% compared to the prior year, or decreased 6.5% excluding $9.2 million of transaction and integration costs in the third quarter of 2024 and restructuring and transformation charges of $8.3 million in the third quarter of 2023.

September Year-to-Date Results

Total SG&A expenses excluding depreciation and amortization in Professional & Industrial decreased 15.9% from the prior year, or 12.9% excluding restructuring charges of $0.4 million in the first nine months of 2024 and $7.3 million in the first nine months of 2023. The decrease excluding restructuring charges is primarily due to lower salary-related costs as a result of cost management in response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Science, Engineering & Technology increased 15.3%. Excluding the impact from the acquisition of MRP, expenses decreased 9.6% from the prior year primarily due to lower employee-related costs reflecting the response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Education increased 2.6% from the prior year. Costs related to increased year-over-year revenue levels were partially offset by the impact of transformation-related actions.

Total SG&A expenses excluding depreciation and amortization in Outsourcing & Consulting decreased 12.7% from the prior year, primarily due to lower employee-related costs including employee compensation costs as well as the result of transformation-related actions.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses increased 4.2% compared to the prior year, or decreased 16.9% excluding transaction and integration costs of $16.4 million and restructuring and transformation charges of $5.2 million in the first nine months of 2024 and restructuring and transformation charges of $15.2 million in the first nine months of 2023. This decrease primarily reflects lower legal settlement costs and employee compensation costs.

Operating Results By Segment (continued)
(Dollars in millions)

	Third Quarter			September Year to Date
	2024	2023	% Change	2024	2023	% Change
Business Unit Profit (Loss)
Professional & Industrial	$10.2	$5.7	78.4%	$23.0	$7.7	198.4%
Science, Engineering & Technology	25.0	20.7	20.3	67.7	57.1	18.3
Education	(3.3)	(2.5)	(30.7)	27.5	22.2	24.0
Outsourcing & Consulting	2.3	1.5	58.4	3.5	1.6	112.5
International	—	1.4	(100.0)	—	0.7	(100.0)
Business Unit Profit (Loss)	34.2	26.8	27.6	121.7	89.3	36.1
Corporate	(17.0)	(16.7)	1.5	(44.4)	(42.6)	4.2
Asset impairment charge	—	—	NM	(5.5)	—	NM
Gain on sale of EMEA staffing operations	—	—	NM	1.6	—	NM
Gain (loss) on sale of assets	(0.1)	—	NM	5.4	—	NM
Depreciation and amortization	(14.5)	(10.0)	45.2	(37.2)	(29.7)	25.0
Consolidated Total Earnings from Operations	$2.6	$0.1	NM %	$41.6	$17.0	144.5%

Third Quarter Results

Professional & Industrial reported profit of $10.2 million for the quarter, compared to $5.7 million from a year ago. The increase in earnings was primarily due to lower SG&A expenses, partially offset by lower revenue and gross profit.

Science, Engineering & Technology reported profit of $25.0 million for the quarter, including $6.0 million of business unit profit from the acquisition of MRP, compared to $20.7 million a year ago. Excluding the acquisition impact, the decrease in earnings was primarily due to declines in revenue and gross profit partially offset by lower SG&A expenses.

Education reported a loss of $3.3 million for the quarter, compared to a loss of $2.5 million a year ago. The change was primarily driven by flat gross profit despite revenue growth and an increase in SG&A expenses.

Outsourcing & Consulting reported a profit of $2.3 million for the quarter, compared to $1.5 million a year ago. The increase is primarily due to increased revenue and lower SG&A expenses partially offset by declines in gross profit.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses remained consistent with the prior year.

September Year-to-Date Results

Professional & Industrial reported profit of $23.0 million for the first nine months of 2024, compared to $7.7 million from a year ago. The increase in earnings was primarily due to lower SG&A expenses, partially offset by lower revenue and gross profit.

Science, Engineering & Technology reported profit of $67.7 million for the first nine months of 2024, including $8.9 million of business unit profit from the acquisition of MRP, compared to $57.1 million a year ago. Excluding the acquisition impact, the increase in earnings was primarily due to lower SG&A expenses, partially offset by declines in revenue and gross profit.

Education reported profit of $27.5 million for the first nine months of 2024, compared to $22.2 million a year ago. The change was primarily due to higher revenue and gross profit.

Outsourcing & Consulting reported profit of $3.5 million for the first nine months of 2024, compared to $1.6 million a year ago. The change was primarily due to lower SG&A expenses and an increase in revenue, partially offset by a decline in gross profit.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses increased $1.8 million year-over-year primarily due to EMEA staffing operations transaction-related costs and transformation-related charges, partially offset by lower other transformation-related expenses and legal settlement costs.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $40.4 million at the end of the third quarter of 2024 and $126.5 million at year-end 2023. As further described below, we generated $11.9 million of cash from operating activities, used $355.5 million of cash for investing activities and generated $217.3 million of cash from financing activities.

Operating Activities
In the first nine months of 2024, we generated $11.9 million of net cash from operating activities, as compared to generating $33.4 million in the first nine months of 2023, primarily due to decreased working capital requirements.

Trade accounts receivable totaled $1.2 billion at the end of the third quarter of 2024. Global DSO was 64 days at the end of the third quarter of 2024 and 59 days at year-end 2023, including amounts held for sale, and 63 days at the end of the third quarter of 2023.

Our working capital position (total current assets less total current liabilities) was $516.5 million at the end of the third quarter of 2024 including the impact of our acquisition of MRP, a decrease of $90.2 million from year-end 2023, excluding amounts held for sale as of year-end 2023. Excluding the decrease in cash, working capital increased $2.8 million from year-end 2023. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the third quarter of 2024 and at year-end 2023.

Investing Activities
In the first nine months of 2024, we used $355.5 million of cash for investing activities, as compared to using $10.8 million in the first nine months of 2023. Included in cash used from investing activities in the first nine months of 2024 is $427.4 million of cash used for the acquisition of MRP in May 2024, net of cash received, $9.1 million of cash used for capital expenditures, and $2.4 million of cash used for the settlement of the foreign currency forward contract in January 2024 in connection with the sale of the EMEA staffing operations, partially offset by $77.1 million of proceeds from the sale of the EMEA staffing operations, net of cash disposed and $4.3 million of proceeds from the sale of the Ayers Group. Included in the cash used from investing activities in the first nine months of 2023 is $12.4 million of cash used for capital expenditures, partially offset by $2.0 million for the receipt of the final payment in connection with an investment that was sold in 2021.

Financing Activities
We generated $217.3 million of cash from financing activities in the first nine months of 2024, as compared to using $56.6 million in the first nine months of 2023. The cash generated from financing activities in the first nine months of 2024 is driven by the net borrowings of $228.2 million on the Company's credit facilities in connection with the acquisition of MRP. The cash used for financing activities in the first nine months of 2023 was primarily related to the buyback of the Company's common shares which represented repurchases of the Company's Class A common stock as part of the share repurchase program. Dividends paid per common share were $0.075 in each of the first three quarters of 2024 and 2023.

Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 15.1% at the end of the third quarter of 2024 and 0.0% at year-end 2023.

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

We assess and monitor our liquidity and capital resources globally. We use the Cash Pool, intercompany loans, dividends, capital contributions, redemptions and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of the end of the third quarter of 2024, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. Following the sale of our EMEA staffing operations completed in the first quarter of 2024, discussed below, the Company continues to provide MSP, RPO and Functional Service Provider solutions in the EMEA region. Therefore, we expect much of our remaining international cash will be needed to fund working capital growth in our local operations.

On January 2, 2024, the Company completed the sale of its EMEA staffing operations to Gi Group Holdings S.P.A. and received cash proceeds of $110.6 million or $77.1 million net of cash disposed. The foreign currency forward contract that the Company entered into on November 2, 2023 to manage the foreign currency risk associated with the transaction was settled on January 5, 2024. A total loss of $2.4 million was realized upon settlement on the contract. The Company expects to receive additional cash proceeds related to the sale to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. The Company does not expect to receive any proceeds from the contingent consideration opportunity associated with the transaction. As of third quarter-end 2024, the Company has recorded a net receivable of $17.6 million. The Company is actively reconciling the receivable in accordance with the purchase agreement and expects it to be settled upon completion of this process. The Company entered into a foreign currency forward contract on February 8, 2024 to manage the foreign currency risk associated with the additional expected proceeds. The Company has recorded a net payable associated with this forward contract of $0.6 million as of third quarter-end 2024. See the Acquisition and Disposition footnote and the Fair Value Measurements footnote in the notes to our consolidated financial statements for more details.

On May 31, 2024, the Company indirectly acquired 100% of the equity interests in Motion Recruitment Partners, LLC ("MRP") for a purchase price of $425.0 million by way of a merger with MRP Merger Sub, Inc. ("Merger Sub"), a newly-formed, wholly owned subsidiary of the Company, with and into MRP Topco ("Topco"), the indirect parent company of MRP and Littlejohn Fund V, L.P. ("Littlejohn"), with Topco surviving the merger (the "Merger"). Under terms of the merger agreement, the purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million. The acquisition was funded with cash on hand and available credit facilities. Total consideration includes $3.4 million of contingent consideration related to an earnout payment with a maximum potential cash payment of $60.0 million per the terms of the agreement. The earnout payment is based on a multiple of gross profit in excess of an agreed-upon amount during the earnout period and any necessary payment is due to the seller in the second quarter of 2025. In the third quarter of 2024, the Company recorded a payable for a post-close net working capital adjustment of $1.4 million, which will be paid in the fourth quarter of 2024. See the Acquisition and Disposition footnote in the notes to our consolidated financial statements for more details.

As of the end of the third quarter of 2024, we had $110.0 million of available capacity on our $150.0 million revolving credit facility and $15.7 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried $40.0 million of long-term borrowings on the term benchmark line of credit. The securitization facility carried $188.2 million of long-term borrowings and $46.1 million of standby letters of credit related to workers’ compensation. On July 17, 2024, we entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of our interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the July 17, 2024 effective date through July 17, 2025 and January 17, 2026, respectively. As of third quarter-end 2024, the Company recorded a liability totaling $0.8 million related to the mark-to-market fair value change of the interest rate swaps. See the Fair Value Measurements footnote and the Debt footnote in the notes to our consolidated financial statements for more details.

Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the accordion feature which allows us to increase our borrowing capacity and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. As of the end of the third quarter of 2024, we met the debt covenants related to our revolving credit facility and securitization facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our exposure management and procedures in relation to our market risk, foreign currency risk, and interest rate risk and procedures during the third quarter of 2024 and September year-to date 2024 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2023, other than factors discussed below.
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
On February 8, 2024, the Company entered into a foreign currency forward contract with a notional amount of €17.0 million to manage the foreign currency risk associated with the expected additional proceeds related to the sale of our EMEA staffing operations (see Acquisition and Disposition footnote in the notes to our consolidated financial statements). The expected proceeds are recorded as a euro-denominated receivable which is remeasured each period. The forward contract was designated as a fair value hedge, with the mark-to-market changes of the forward contract offsetting the mark-to-market changes of the receivable in the gain on sale of EMEA staffing operations in the consolidated statement of earnings. An unrealized loss of $0.6 million associated with the forward contract was recorded in the first nine months of 2024 (see Fair Value Measurements footnote in the notes to our consolidated financial statements for more details), which was settled in October 2024.
Interest Rates
We are exposed to interest rate risks through our use of our credit facilities and other local borrowings, when applicable. Due to our outstanding debt balance associated with our most recent acquisition, on July 17, 2024, we entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of our interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from its July 17, 2024 effective date through July 17, 2025 and January 17, 2026, respectively. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2024 third quarter earnings.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2024, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
July 1, 2024 through August 4, 2024	63	$21.33	—	$—

August 5, 2024 through September 1, 2024	6,465	20.16	—	$—

September 2, 2024 through September 29, 2024	294	21.14	—	$—

Total	6,822	$20.21	—
We may reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 6,822 shares were reacquired during the Company’s third quarter of 2024.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the third quarter ended September 29, 2024, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6.  Exhibits.
See Index to Exhibits required by Item 601, Regulation S-K, set forth on page 51 of this filing.

INDEX TO EXHIBITS
REQUIRED BY ITEM 601,
REGULATION S-K

Exhibit No.	Description
10.1*	Offer Letter between Kelly Services, Inc. and Troy R. Anderson (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on September 12, 2024, which is incorporated herein by reference).

10.1*	Termination Agreement dated as of September 18, 2024 between Kelly Services Outsourcing and Consulting Group Sàrl and Olivier Thirot (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on September 20, 2024, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 7, 2024

/s/ Olivier G. Thirot
Olivier G. Thirot

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)