Form 10-K
period 2024-12-29
KELLY SERVICES INC
filed 2025-02-13
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2024

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

(248) 362-4444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, $1.00 par value per share	KELYA	The Nasdaq Stock Market LLC
Class B Common Stock, $1.00 par value per share	KELYB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $677.0 million.

Registrant had 31,592,205 shares of Class A and 3,295,841 shares of Class B common stock, par value $1.00 per share, outstanding as of February 2, 2025.

Documents Incorporated by Reference

Portions of the proxy statement of the registrant with respect to its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

William Russell Kelly pioneered the staffing industry when he founded Kelly® in 1946, and we’ve been reinventing it ever since. Our inception helped usher in and embolden a workforce of women who kept the economy moving forward during World War II, opening doors and creating completely new opportunities. Over the next 78 years, as work evolved, Kelly continued to equip people with the skills to master new technologies as they emerged and the opportunity to put them to work in ways that enriched their lives.

As the world of work has evolved, so have our offerings to reflect the changing needs of employers and talent. In 1996, Kelly established the industry’s first Managed Service Provider ("MSP") program. Three years later, the Company launched specialized offerings in engineering, IT and education. After successfully establishing industry-leading positions in each of these attractive markets, Kelly initiated a strategic plan to drive greater value creation by refocusing its portfolio on specialties. In 2020, Kelly launched a new operating model comprising five specialty business units: Kelly Professional & Industrial ("P&I"); Kelly Science, Engineering & Technology ("SET"); Kelly Education; KellyOCG ("Outsourcing & Consulting" or "OCG"); and Kelly International. This model optimized Kelly’s structure and capabilities based on market opportunity and the unique needs of employers and talent in each specialty to enable organic growth.

To enhance specialization in higher margin, higher growth specialties, Kelly also pursued an aggressive approach to driving inorganic growth in SET, Education, and OCG. By monetizing non-core assets and redeploying available capital, Kelly completed several strategic acquisitions over the years, including Teachers On Call; Global Technology Associates ("GTA"); NextGen; Greenwood/Asher & Associates; Softworld; RocketPower; Pediatric Therapeutic Services ("PTS"); Motion Recruitment Partners ("MRP"); and Children’s Therapy Center ("CTC").

Building on a significant shift in Kelly’s business mix driven by its specialty strategy, the Company took steps to further optimize its operating model and accelerate profitable growth. Beginning in 2023, Kelly implemented a comprehensive business transformation initiative that delivered structural efficiency improvements across the enterprise and significantly improved profitability. In 2024, Kelly completed the sale of its European staffing operations within the Company’s International business unit, further sharpening its focus on specialty outcome-based and staffing services in North America, while maintaining global recruitment process outsourcing ("RPO") and MSP capabilities.

Today, Kelly remains one of the largest providers of temporary and permanent staffing services, outcome-based solutions, RPO, MSP, and payroll process outsourcing ("PPO"). The Company delivers these differentiated offerings through four specialty business units, each a leader in the respective markets on which they are focused: Kelly Education; Kelly Professional & Industrial; Kelly Science, Engineering & Technology; and KellyOCG.

Business Objectives

We strive to empower organizations and talent to access limitless opportunities by enabling employers to recruit and manage skilled workers and help job seekers find great work. As experts in hiring experts, we ensure our customers have the people they need when and where they’re needed most. We’re also using our position in the middle of the talent supply and demand equation to challenge outdated barriers that hold back far too many people from attaining meaningful work, supporting their families and contributing to the economy. Our Equity@Work initiative seeks to remove barriers to employment and create a labor market that is accessible for more people. While universal change takes time, we continue to make progress with additional outreach, new alliances and partnerships, and continued executive commitment.

We believe that delivering on these objectives will result in successful outcomes for customers and talent, and drive profitable growth for Kelly.

Description of Business Segments and Services

Kelly is a global specialty talent solutions company operating in four specialized business units, which are also our reportable segments. This structure enables us to serve the specialized needs of both talent and customers while building deep industry expertise and connections.

•Professional & Industrial – delivers temporary staffing, outcome-based and permanent placement services. P&I is focused on industrial, contact center, and office and clerical specialties in North America. Its offerings include our KellyConnect and Skilled Professional Solutions offerings.

•Science, Engineering & Technology – provides highly specialized skills to a variety of industries through temporary staffing, outcome-based, and permanent placement services. SET is focused on science and clinical research, engineering, technology, and telecommunications specialties predominantly in North America. It includes the MRP, Softworld, NextGen, and GTA brands, as well as our statementworX offering.

•Education – delivers high quality education and therapy services talent through temporary staffing, permanent placement and executive search services to Pre-K-12 school districts and education organizations across the U.S. It includes the CTC, PTS, Greenwood/Asher, and Teachers On Call brands.

•Outsourcing & Consulting Group – provides global talent supply chain and workforce solutions, including MSP, RPO, and PPO solutions to customers on a global basis. It includes our RocketPower brand as well as our proprietary technology platform, Kelly Helix.

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

In 2024, together with our supplier partners, we placed more than 400,000 workers with a variety of customers around the globe.

Service Marks

We own numerous service marks registered with the United States Patent and Trademark Office, the European Union Intellectual Property Office and numerous individual country trademark offices.

Seasonality and Economic Cycles

Our operating results have historically been affected by the cyclical response to both economic downturns and upswings. Customers use our services to supplement their existing workforce and generally hire permanent employees when long-term demand is expected to increase. In addition, we generate a portion of our revenue through permanent placement fees, which typically have a higher gross margin than our staffing services. Consequently, we may see improved demand for our services and generate larger increases in our revenue and gross profit from services when the economy grows. During periods of increasing demand, we are generally able to improve our profitability and generate operating leverage. Conversely, our revenue from services and gross profit may see larger decreases when economic activity declines and customer demand for our services decreases. When demand decreases, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base, which may not decline at the same pace as revenue. Our business also experiences seasonal fluctuations each year, particularly in our Education operating segment. Revenue in Education is generally lowest in the third quarter, in line with schools’ summer break.

Working Capital

Our working capital requirements are primarily generated from our staffing businesses resulting from employee payroll which is generally paid weekly or monthly and customer accounts receivable which is generally outstanding for longer periods. When we operate as a managed service provider, our payment terms to suppliers are generally in line with payment terms from customers, which does not result in a significant use of working capital. Based on the nature of our business, accounts receivable is our most significant asset with days sales outstanding ("DSO") of 59 days as of December 29, 2024. Since receipts from customers lag payroll payments to temporary employees, working capital requirements increase and operating cash flows may decrease substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease and operating cash flows increase. Such increases dissipate over time if the economic downturn continues for an extended period.

Customers

Kelly’s client portfolio spans employers of all sizes and sectors, including local and mid-sized businesses, to Fortune 500 enterprises, government agencies, and education institutions. In 2024, an estimated 58% of total company revenue was attributed to our largest 100 customers and 29% was attributed to our largest 10 customers. Our largest single customer accounted for approximately six percent of total revenue in 2024. In 2023, an estimated 55% of total company revenue was attributed to our largest 100 customers and 27% was attributed to our largest 10 customers. Our largest single customer accounted for approximately six percent of total revenue in 2023.

Government Contracts

Although we conduct business under various federal, state and local government contracts, no one contract represents more than three percent of total company revenue in 2024.

Competition

The worldwide workforce solutions industry is competitive and highly fragmented. In the United States, we compete with other firms that operate nationally and offer a breadth of service similar to ours, and with thousands of smaller regional or specialized companies that compete to varying degrees. Outside the United States, we face similar competition. In 2024, our largest competitors were Randstad, Adecco Group, ManpowerGroup Inc. and Allegis Group.

Key factors that influence our success are quality of service, price and breadth of service.

Quality of service is highly dependent on the availability of qualified talent, and our ability to promptly and effectively recruit, screen, retain and manage a pool of employees who match the skills required by our customers. We must balance competitive pricing pressures, which may intensify during an economic downturn, with the need to attract and retain a qualified workforce. Price competition is greater in certain markets in which we serve clients and talent, including education, office clerical and light industrial.

Companies may seek a single supplier to manage all of their demand for contingent talent. To provide the breadth of service required, clients may need us to manage staffing suppliers and independent workers on their behalf. Kelly seeks to address this requirement for our clients, enabling us to deliver talent wherever and whenever they need it around the world.

Corporate Sustainability

Kelly is committed to the highest standards of corporate citizenship. Given the worldwide reach of our workers, clients, suppliers and partners, we recognize the global impact of our business practices and the importance of public accountability. We continue to advocate on behalf of the global workforce, improve our workplaces, contribute to the communities we serve and ensure our actions are socially, ethically and environmentally responsible. More information about our corporate sustainability initiatives is available in our Corporate Sustainability and ESG Report - Growing with Purpose report on www.kellyservices.com

Regulation

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

Human Capital

We are a talent solutions company and our employees are critical to our success. We must attract and retain experienced internal employees, as well as talent we put to work for our customers. As part of these efforts, we strive to offer competitive total rewards programs, promote employee development, support a workforce that represents the demographics of communities we serve, and allow employees to give back to their communities and make a social impact.

We are committed to the health, safety and wellness of our employees and talent. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we seek to implement policies and practices that align with applicable laws and regulations and are in the best interest of our employees, talent and the communities in which we operate.

Kelly’s purpose is to connect people to work in ways that enrich their lives, while creating opportunities for all people to realize their full potential. We are dedicated to removing barriers to employment, ensuring that anyone who is qualified has access to meaningful employment. Kelly creates pathways allowing talent to thrive. We help our clients find the people they need to succeed, while championing fair and all-encompassing hiring practices. Our commitment is reflected in initiatives like Equity@Work, designed to remove obstacles, open doors, and expand opportunities for all talent. Kelly’s impact doesn’t stop there. We are devoted to growing and developing a varied ecosystem of supplier partners, empowering them to make a difference in the industry and the marketplace. We support the success of our clients and contribute to a more vibrant ecosystem by nurturing relationships. Through our efforts, Kelly aims to shape a future where work is accessible to everyone, organizations drive innovation with a holistic talent mindset, and our collective progress is fueled by perspectives of people from all backgrounds.

Internal Employees

As of December 29, 2024, we employed approximately 4,200 staff members in the United States and an additional 1,370 in our international locations. Kelly retention rates for high performing and high potential employees align with our comparable benchmark.

Compensation and Benefits.  Kelly is committed to providing competitive, fair and fiscally responsible total rewards programs to our employees.  Our compensation programs are designed to attract, retain and reward talented individuals with the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide employees with competitive compensation opportunities, with strong pay-for-performance linkages that include a mix of base salary, short-term incentives and, in the case of our more senior employees, long-term equity awards. Our programs provide fair and competitive opportunities that align employee and stockholder interests. In addition to cash and equity compensation, we offer employees competitive benefits such as life and health (medical, dental and vision) insurance, paid time off, wellness benefits and defined contribution retirement plans. We review our compensation and benefits programs annually and respond to changes in market practice. For example, recent enhancements to our U.S. benefits program include the addition of a virtual physical therapy program to our medical plans and automatic contribution-escalation in one of our 401(k) Plans. In addition, pay and benefits programs for our international employees align with competitive local practices.

Culture. Since 1947, our founder fought to increase women's access to work, and we’ve continued to be an outspoken advocate for the value temporary and independent workers bring to the workplace. We are committed to promoting exceptional talent from all walks of life.  We believe that our talent pool creates a workplace that is conducive to producing more creative solutions, results in better, more innovative products and services, and presents Kelly as a workplace leader, aiding our ability to attract and retain high-performing talent. We focus on fostering a culture of belonging, where everyone feels welcomed and respected and can thrive as we work together. Kelly promotes employee development and internal career mobility to enable our team to achieve their full potential and to ensure we have the evolving workforce capabilities that the future demands.

Community Involvement. Sustainability is at the core of our relationships with our global workforce, suppliers, customers, and other stakeholders. Our programs and initiatives are dedicated to enhancing the well-being of our employees, their families and the communities they call home. By focusing on social investment and nurturing shared values, we support sustainable development for the future rather than providing isolated aid. Utilizing a technology platform to capture corporate volunteering, we empower our employees with volunteering and giving initiatives while increasing collaboration on social impact opportunities. This allows our employees to actively participate in causes they are passionate about and align with our sustainability strategy. Through our Equity@Work efforts, we are demonstrating our commitment to ensuring access to meaningful work and growth by creating alliances with like-minded companies, policy groups, and institutions. These partnerships aim to positively impact how companies hire, advance and help more people thrive.

For more information about our corporate strategy of connecting people to meaningful work while contributing to a better society, please see our Corporate Sustainability and ESG Report - Growing with Purpose, which is available at www.kellyservices.com.

Talent

In addition to our internal employees, Kelly recruits talent on behalf of our customers globally.  In 2024, we placed more than 400,000 individuals in positions with our customers.  When Kelly remains the employer of record for our employees working at our customer locations, we retain responsibility for all assignments (including ensuring appropriate health and safety protocols in conjunction with our customers), wages, benefits, workers’ compensation insurance, and the employer's share of applicable payroll taxes as well as the administration of the employees' share of these taxes.  We also offer our Kelly talent access to competitive health and benefit programs while they are working with us.

Foreign Operations

For information regarding sales, earnings from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in the Segment Disclosures footnote in the notes to our consolidated financial statements, presented in Part II, Item 8 of this report.

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Historically, the general level of economic activity and employment in the United States and the other countries in which we operate has significantly affected the demand for staffing services. In periods of economic growth, employers often add temporary employees before hiring full-time employees. However, when economic activity declines, many employers reduce their use of temporary employees before laying off full-time employees. Customer responses to real or perceived economic conditions, including perceptions related to market conditions, labor supply and inflation, could negatively impact customer behavior. Historically, significant changes in economic activity have disproportionately impacted staffing industry volumes. We may not fully benefit from times of increased economic activity should we experience shortages in the supply of workers. We may also experience more competitive pricing pressure and slower customer payments during periods of economic decline. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or certain other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the stock market in general, and the Nasdaq Global Market in particular, often experiences significant price and volume fluctuations that frequently are unrelated or disproportionate to the operating performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. A securities class action suit against us arising out of stock volatility or other investor claims, could result in substantial costs, potential liabilities and the diversion of our management’s attention and resources. Further, our operating results may be below the expectations of securities analysts or investors. In such event, the price of our common stock may decline.

Risks Related to our Industry Segment

We operate in a highly competitive industry with low barriers to entry and may be unable to compete successfully against existing or new competitors.

The worldwide staffing services market is highly competitive with limited barriers to entry. We compete in global, national, regional and local markets with full-service and specialized temporary staffing and consulting companies. Some competitors are considerably larger than we are and have more substantial marketing and financial resources. Additionally, the emergence of online staffing platforms, talent sourcing models, or other forms of disintermediation may pose a competitive threat to our services that operate under a more traditional staffing business model. Price competition in the staffing industry is intense, particularly for the provision of office clerical, light industrial and education personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

Technological advances, including advances in artificial intelligence, may significantly disrupt the labor market and weaken demand for human capital.

Our success is directly dependent on our customers’ demand for talent. As technology continues to evolve, an increasing number of tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence, and other technology advances outside of our control. These changes could result in a decreased demand for human labor. This trend poses a risk to the staffing industry, particularly in lower-skill job categories and to creative, administrative, customer support, and clerical roles vulnerable to advances in artificial intelligence. If we are unsuccessful in responding to this potential shift in customer demand due to advancing technology, it could have a material adverse effect on our results of operations and financial condition.

Competition rules arising from government legislation, litigation or regulatory activity may limit how we structure and market our services.

As a leading staffing and recruiting company, we are closely scrutinized by government agencies under U.S. and foreign competition laws. An increasing number of governments are enforcing competition laws and regulations, leading to increased scrutiny. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct.

The European Commission and its various competition authorities have targeted industry trade associations in which we participate, which could result in the assessment of fines against our business. Although we have safeguards in place to comply with competition laws, there can be no guarantee that such safeguards will be successful. Any government regulatory actions may result in fines and penalties or hamper our ability to provide cost-effective benefits to consumers and businesses, reducing the attractiveness of our services and the revenues that come from them. New competition law actions could be initiated. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

•We may have to choose between withdrawing certain services from certain geographies to avoid fines or designing and developing alternative versions of those services to comply with government rulings, which may entail a delay in a service delivery.
•Adverse rulings may act as precedent in other competition law proceedings.

Our business is subject to extensive government regulation, which may restrict the types of services we are permitted to offer or result in additional tax or licensing requirements, or other costs that reduce our revenues and earnings.

The temporary employment industry is heavily regulated in many of the countries in which we operate. Changes in laws or government regulations may result in prohibition or restriction of certain types of services we can offer, increased delivery and operating complexity costs, or the imposition of new or additional pay, benefit, licensing or tax requirements that could reduce our revenues and earnings. In particular, we are subject to state unemployment taxes in the U.S., which typically increase during periods of increased levels of unemployment. Increased government regulation of the workplace, such as enhanced wage or labor protections, laws or regulations restricting the use of artificial intelligence in the employment lifecycle, or expansion of employee privacy rights, could adversely impact our business. Changes in the immigration policy in the United States could adversely impact our ability to recruit or retain non-citizen workers, including individuals employed by us on work visas, primarily H-1B, or eligible to work under temporary protected status, deferred enforcement decisions, or similar work authorizations. We also receive benefits, such as the work opportunity income tax credit in the U.S., that regularly expire and may not be reinstated. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover increased costs as a result of any changes in laws or government regulations. Any future changes in laws or government regulations, or interpretations or enforcement thereof, including additional laws and regulations enacted at a state or local level may make it more difficult or expensive for us to provide services and could have a material adverse effect on our business, financial condition and results of operations. In addition, as state and local jurisdictions expand their regulation of the workplace, we may be unable to adequately monitor or timely respond to changes in state and local regulations, which could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, damage to our reputation, and other adverse consequences.

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

If we fail to successfully improve or develop new service offerings, we may be unable to retain and acquire customers, resulting in a decline in revenues.

The Company’s successful execution of our growth strategy requires that we match evolving customer expectations with evolving service offerings. The development of new or improved service offerings requires accurate anticipation of customer needs and emerging technology and workforce trends. We must make long-term investments in our information technology infrastructure and commit resources to development efforts without certainty that these investments will result in service offerings that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new or improved service offerings or do not successfully deliver these service offerings, our competitive position could weaken, causing a material adverse effect on our results of operations and financial condition.

A loss of major customers or a change in such customers’ buying behavior or economic strength could have a material adverse effect on our business.

We serve many large corporate customers through high volume service agreements. While we intend to maintain or increase our revenues and earnings from our major corporate customers, we are exposed to risks arising from the possible loss of major customer accounts. A change in labor strategy or labor disruptions, including work stoppages or the deterioration of the financial condition or business prospects of these customers could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from these customers. Such change could occur due to economic, social, climate, or political factors outside of our customers' control. Inability to meet customer demands in response to these factors could result in the decline in use of our service or outright loss of customers. Our customers are also exposed to third-party risk through their use of vendors and suppliers which, in the event of a third-party incident at a customer, could result in a deterioration in their financial condition. Continuing merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. The expansion of payment terms may extend our working capital requirements and reduce available capital for investment. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

Our business with large customer accounts reflects a market-driven shift in buying behaviors in which reliance on a small number of staffing partners has shifted to reliance upon a network of talent providers. The movement from single-sourced to competitively sourced staffing contracts may also substantially reduce our future revenues from such customers. While Kelly has sought to address this trend, including providing supplier and vendor management services as a customer’s MSP within our OCG segment, we may not be selected or retained as the MSP by our large customers, or if we are the MSP, we may not be one of the underlying staffing providers. This may result in a material decrease in the revenue we derive from providing staffing services to such customers. In addition, revenues may be materially impacted if we decide to exit customers due to pricing pressure or other business factors.

Our business with the federal government and government contractors presents additional risk considerations. We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. Failure to meet these obligations could result in civil penalties, fines, suspension of payments, reputational damage, disqualification from doing business with government agencies and other sanctions or adverse consequences. Government procurement practices may change in ways that impose additional costs or risks upon us or pose a competitive disadvantage. Our employees may be unable to obtain or retain the security clearances necessary to conduct business under certain contracts, or we could lose, or be unable to secure or retain, a necessary facility clearance. In the event of a security incident by us or our personnel, we may not be able to conduct future business for certain federal government clients. In addition, government agencies may temporarily or permanently lose funding for awarded contracts, reduce spending, or deprioritize future spending on contracts on which we participate, or there could be delays in the start-up of projects already awarded and funded.

We are at risk of damage to our brands, which are important to our success.

Our success depends, in part, on the value associated with our brands. Because we assign employees to work under the direction and supervision of our customer at work locations not under Kelly’s control, we are at risk of our employees engaging in unauthorized conduct that could harm our reputation. Our Education segment is particularly susceptible to this exposure. Our brand reputation could also be damaged by the actions of unrelated third parties with diverse or unclear motives. Political activists, social media posts, or traditional news media could reference the Kelly brand as part of a broader communication unrelated to our business, which could result in backlash against our business practices. In addition, undesirable actions by our competitors could adversely impact the reputation of the staffing industry as a whole, negatively impacting our brand. As we increasingly use artificial intelligence in our services, incidents of bias, hallucination, or error by artificial intelligence we use, or ethical objections to our use of artificial intelligence, could negatively impact our brand. Any incident, act or omission that damages Kelly’s reputation could cause the loss of current and future customers, additional regulatory scrutiny and liability to third parties, which could negatively impact profitability.

As we increasingly offer services outside the realm of traditional staffing, including outcome-based services, business process outsourcing, vendor and supplier management, and services intended to connect independent talent to independent work, we are exposed to additional risks which could have a material adverse effect on our business.

Our business strategy focuses on driving profitable growth in key specialty areas, including through business process outsourcing arrangements, where we provide operational management of our customers’ non-core functions or departments. We also plan to expand the outcome-based services we provide, which increases our risk associated with product delivery. This could expose us to certain risks unique to that business, including civil liability, product liability, or product recalls. As the nature of work changes, we deliver services that connect independent talent to independent work with our customers which could expose the Company to risks of misclassifying workers, which could result in regulatory audits and penalties. Although we have internal vetting processes intended to control such risks, there is no assurance that these processes will be effective or that we will be able to identify these potential risks in a timely manner. Our specialties also include professional services where errors or omissions by employees or independent contractors can result in substantial injury or damages. We attempt to mitigate and transfer such risks through contractual arrangements with our customers and suppliers; however, these services may give rise to liability claims and litigation. While we maintain insurance in types and amounts we believe are appropriate for the contemplated risks, there is no assurance that such insurance coverage will remain available on reasonable terms or be sufficient in amount or scope.

We are increasingly dependent on third parties for the execution of critical functions and could be liable for their inability to perform or adhere to global compliance standards.

We rely on third parties to support critical functions within our operations, including portions of our technology infrastructure, vendor management, customer relationship management, applicant tracking systems and in-country staffing services. If we are unable to contract with third parties having the specialized skills needed to support our growth strategies or integrate their products and services with our business, or if they fail to meet our performance requirements, the results of operations could be adversely impacted. We also rely on supplier partnerships to deliver certain services to customers. If our suppliers fail to meet our standards and expectations, or are unfavorably regarded by our customers, our ability to discontinue the relationship may be limited, which could result in reputational damage, customer loss, and adversely affect our results of operations. The failure or inability to adequately perform on the part of one or more of these critical vendors, suppliers, or partners could cause significant disruptions and increased costs. Moreover, these third parties are often subject to international laws and regulations regarding their conduct, including compliance with anti-bribery, anti-corruption, human trafficking, forced or child labor, trade sanctions, sustainability, and other compliance obligations ("Global Compliance Obligations"). While we maintain processes to monitor these third-parties for compliance to these standards, failure of these third-parties to adhere to Global Compliance Obligations could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.

Our information technology strategy may not yield its intended results.

Our information technology strategy focuses on improvements to our technology stack across the company, including synergies in our applicant onboarding and tracking systems, order management system, and improvements to financial processes. We do not currently use a single enterprise resource planning ("ERP") system, which limits our ability to react to evolving technology and customer expectations and increases the amount of investment and effort necessary to provide global service integration to our customers. Although we carefully plan for intelligent integration of our acquisitions with our legacy businesses, there is no assurance that we will adequately resolve the issues presented by lack of a single ERP, or that we will successfully integrate technology across the Company. Although the technology strategy is intended to increase productivity and operating efficiencies, these initiatives may not yield their intended results. Any delays in completing, or an inability to successfully complete, these technology initiatives, or an inability to achieve the anticipated efficiencies, could adversely affect our operations, liquidity and financial condition. Some of the initiatives are dependent on the products and services of third-party vendors. If our vendors are unable to provide these services, or fail to meet our standards and expectations, we could experience business interruptions or data loss which could have a material adverse effect on our business, financial condition and results of operations.

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

We conduct our business in major markets throughout the world. Our operations outside the United States are subject to risks inherent in international business activities, including:

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

The Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws and regulations ("Anti-Corruption Laws") prohibit corrupt payments by our employees, vendors, or agents. Other international laws and compacts hold companies liable for human rights violations that occur within their supply chain, and impose obligations on companies to prohibit human trafficking, forced labor, and child labor ("Human Rights and Supply Chain Laws"). While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and ensure compliance with human rights standards, our employees, directors, officers, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or Human Rights and Supply Chain Laws could result in significant fines and penalties, criminal sanctions against us, our directors, officers, employees, agents, or our vendors, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment. As a result, we may be subject to legal liability and reputational damage.

Events such as natural disasters, severe weather, terrorist attacks, war, pandemics, and other catastrophic events could decrease demand for our services in impacted areas.

Because we conduct our business in major markets throughout the world, we face risks in those environments that are beyond our control. Natural disasters, severe weather, climate change, disease, pandemics, war, terrorist acts, or other similar unforeseen events could materially adversely affect our operations or financial condition. Even where the event does not directly impact our operations, its impact on regional business could adversely impact our business through decreased customer demand or inability to perform services due to the event. Historically, large-scale events have resulted in a temporary economic downturn in areas impacted by such catastrophic events. Even where we are able to provide services in relief and support operations, there is no assurance that we will be able to offset the adverse impacts of the catastrophic event.

We are subject to substantial pressure to meet external stakeholder’s sustainability and ESG requirements.
Influential investors, regulators, and advocacy groups have increasingly focused on evaluating environmental, social, and governance ("ESG") commitments of companies in which they invest. While we have made public sustainability commitments, our customers often require us to comply with their ESG requirements as part of their own practices. These enhanced expectations from our customers around ESG practices can increase operating costs and require incremental resources to satisfy. Our inability to meet customer ESG or sustainability requirements could also result in the possible loss of major customer accounts. Although we maintain a sustainability program that we believe currently matches or exceeds our customer demands, there can be no guarantee that our program will be able to adequately meet future regulatory or customer requirements or that we will meet our established commitments.

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

We depend on the ability of Kelly and third-party talent suppliers to attract and retain qualified personnel to provide our services.

We depend on our and our suppliers' ability to attract qualified personnel who possess the skills and experience necessary to meet the workforce demands of our customers. We must continually evaluate our base of available qualified personnel and suppliers to keep pace with changing customer needs. Competition for individuals with established professional skills is fierce, and demand for these individuals is anticipated to remain robust for the foreseeable future. Rapid evolution of technology may widen the skills gap, where the demand for expertise outpaces the availability of suitably skilled professionals. Low unemployment, as well as social, political and financial conditions can negatively impact the amount of qualified personnel available to meet the talent requirements of our customers. There can be no assurance that qualified personnel will continue to be available in sufficient numbers and on terms of employment acceptable to us and our customers.

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
•failure to comply with leave policy and other labor requirements; and
•errors and omissions by our temporary employees, particularly for the actions of professionals such as engineers, therapists, accountants, doctors, teachers and scientists.

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

Risks Related to Cyber Security and Data Privacy

Damage to our data facilities could affect our ability to sustain critical business applications.

Many business processes critical to our continued operation are hosted in outsourced facilities in America, Europe and Asia, hosted at our corporate headquarters or, increasingly, occur in cloud-based computer environments. These critical processes include, but are not limited to, payroll, customer reporting, and order management. Although we have taken steps to protect such instances by establishing data backup and disaster recovery capabilities, the loss or inability to access of this data or cloud environment could create a substantial risk of business interruption which could have a material adverse effect on our business, financial condition and results of operations.

A failure to maintain the privacy of personal data entrusted to us could have significant adverse consequences.

In the normal course of business we control, process, or have access to personal data regarding candidates and persons employed or engaged by us, our customers, certain customer employees, and managed suppliers. Information concerning these individuals may also reside in systems controlled by third parties for purposes such as employee benefits, assignment information, and payroll administration. The legal and regulatory environment concerning data privacy is becoming more complex and challenging, and the potential consequences of non-compliance have become more severe. The European Union’s General Data Protection Regulation, the California Consumer Privacy Act, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and similar laws impose additional compliance requirements related to the collection, use, processing, transfer, disclosure, security, and retention of personal or protected health information ("PHI"), which can increase operating costs and resources to accomplish. The further expansion of privacy laws, and litigation for violations of those laws, including at a state-level in the United States, could make it more difficult or expensive for us to provide services and could have a material adverse effect on our business, financial condition and results of operations.

Any failure to abide by these regulations or to protect such personal information or PHI from inappropriate access or disclosure, whether through social engineering or by accident or other cause, could have severe consequences including fines, litigation, regulatory sanctions, reputational damage, and loss of customers or employees. Although we have a privacy compliance program designed to preserve the privacy and rights of the individuals whose personal data we control or process, as well as personal data that we entrust to third parties, there can be no assurance that our program will meet all current and future regulatory requirements, anticipate all potential methods of unauthorized access, or prevent all inappropriate disclosures. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

Cyberattacks, damage or disruption to our technology systems and services, breaches of network or information technology security, or other serious security incidents could have an adverse effect on our systems, services, reputation and financial results.

We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties or open source, to process, transmit, and store electronic information and to manage or support a variety of critical business processes and activities. Our networks and applications are increasingly accessed from locations and by devices not within our physical control, and the specifics of our technology systems and networks may vary by geographic region. In the course of ordinary business, we may store or process proprietary or confidential information concerning our business and financial performance and current, past or prospective employees, customers, vendors and managed suppliers. The secure and consistent operation of these systems, networks and processes is critical to our business operations. Moreover, our workers may be exposed to, or have access to, similar information in the course of their customer assignments. We routinely experience cyberattacks, which may include the use or attempted use of malware, ransomware, computer viruses, phishing, social engineering schemes and other means of attempted disruption or unauthorized access. Advanced social engineering and impersonation techniques by criminal organizations and nation-state adversaries for the purposes of espionage, data theft, or system disruption have sought to exploit information technology job opportunities at many companies. Although we have not experienced a material attack of this nature, because our services involve providing talent solutions for these roles, we are at increased risk for this advanced type of attack, whether directly or through a supplier in our MSP services.

Additionally, the rapid pace of change in information security and cyber security threats could result in a heightened threat level for us or companies in our industry without notice. The potential risk increases as we expand and publicize new services. In addition to cyberattacks, our systems and services are vulnerable to damage or disruption from technology or software failures, errors by our employees or our vendors, power outages, natural disasters, extreme weather, conflicts, or other unforeseen events, which could disrupt our business operations. Our relationships with third parties, including suppliers we manage, customers, and vendors, create potential avenues for malicious actors to initiate a supply chain attack. Even in instances where we are not a target of a malicious actor, we could be exposed to risk due to our relationships and business processes with these third parties.

The actions we take to reduce the risk of impairments to our operations or systems and breaches of confidential or proprietary data may not be sufficient to prevent or repel future cyber events or other impairments of our networks or information technologies, especially as cyberattacks become more sophisticated with advances in artificial intelligence. An event involving the destruction, modification, accidental or unauthorized release, or theft of sensitive information from systems related to our business, or an attack that results in damage to or unavailability of our key technology systems or those of critical vendors (e.g., ransomware), could result in damage to our reputation, fines, regulatory sanctions or interventions, contractual or financial liabilities, additional compliance and remediation costs, loss of employees or customers, loss of payment card network privileges, operational disruptions and other forms of costs, losses or reimbursements, any of which could materially adversely affect our operations or financial condition. Our cyber security and business continuity plans, and those of our third parties with whom we do business, may not be effective in anticipating, preventing and effectively responding to all potential cyber risk exposures. Cyberattacks, even if unsuccessful, may damage or disrupt our systems and services or require us to take actions to protect our systems that could have a material adverse effect on our business, financial condition and results of operations. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

Risks Related to Our Capital Structure

Our controlling stockholder exercises voting control over our company and has the ability to elect or remove from office all of our directors.

The Terence E. Adderley Revocable Trust K ("Trust K"), which became irrevocable upon the death of Terence E. Adderley on October 9, 2018, is our controlling stockholder. In accordance with the provisions of Trust K, William U. Parfet, David M. Hempstead and Andrew H. Curoe were appointed as successor trustees of the trust. Mr. Parfet is the brother of Donald R. Parfet, a member of the board of directors of the Company. The trustees, acting by majority vote, have sole investment and voting power over the shares of our Class B common stock held by Trust K, which represent approximately 95.3% of the outstanding Class B shares. The voting rights of our Class B common stock are perpetual, and our Class B common stock is not subject to transfer restrictions or mandatory conversion obligations under our certificate of incorporation or bylaws.

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

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2024, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), cannot be assured. If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. Additionally, our credit facilities contain cross-default provisions. In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility. If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

Management of material risks from cybersecurity threats for Kelly, Kelly subsidiaries, third-party suppliers and vendors occurs as part of the Company’s Enterprise Risk Management ("ERM") program. The Company’s ERM program provides ongoing risk identification, oversight, guidance, and mitigation on various risks, including cybersecurity. The Company has a Chief Information Security Officer ("CISO") responsible for the evaluation and mitigation of cybersecurity risks in coordination with the Company’s information technology, law, risk and insurance, and enterprise risk and compliance groups. These groups work in tandem on cybersecurity and privacy governance, and oversee the Company’s approach to information security, privacy, data governance, and IT infrastructure, which includes internal monitoring to proactively identify potential security threats, maintenance of access controls, asset management, response and recovery activities, and training and awareness programs.

The Company maintains technical and organizational safeguards, including vulnerability assessments, endpoint monitoring, penetration testing, employee training, incident response capability reviews and exercises, cybersecurity insurance and business continuity mechanisms to protect the Company’s assets and operations. In addition to our internal information security team, we rely on services from various third parties, including a Managed Security Service Provider ("MSSP") and services from an IT solutions organization. To evaluate the effectiveness of these internal and external efforts, Kelly adopted the National Institute of Standards and Technology Cybersecurity framework ("NIST CSF") and is assessed against the NIST CSF by a third-party firm at least annually. We use the assessment, reviews and exercises to ensure that the Company’s information security program and processes for managing material cybersecurity risks are responsive to changes in the threat environment.

We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit, and store electronic information and to manage or support a variety of critical business processes and activities. We actively review the risks associated with all third-party service providers at the inception of our relationship with them and on an ongoing basis as part of our information security program and enterprise risk management third-party risk assessment process. These processes include architecture reviews and contractual clauses related to data protection and compliance, SSAE audits and reviews of vendor System and Organization Controls ("SOC") 1 and SOC 2 Type II reports for critical vendors and ongoing monitoring and reporting of vendor security by independent third parties.

Cybersecurity Threats

Although we have not experienced a cybersecurity incident that materially affected our results of operations or financial condition, we periodically experience cyberattacks, which may include the use or attempted use of malware, ransomware, computer viruses, phishing, social engineering schemes, and other means of attempted disruption or unauthorized access. Additionally, the rapid pace of change in information security and cybersecurity threats could result in cyberattacks with little or no notice. Our relationships with third parties, including suppliers we manage, customers, and vendors to whom we outsource or rely on for business processes or software, creates potential avenues for malicious actors to initiate a supply chain attack. Even in instances where we are not the direct target of a malicious actor, we could be exposed to risk due to our relationships and business processes with these third parties.

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

Governance

Our board of directors oversees consideration of strategic risks to the Company as well as management’s actions to address and mitigate those risks and delegate oversight of specific risk topics to relevant board committees. The Company’s CISO, Chief Information Officer ("CIO"), Chief Risk and Privacy Officer, General Counsel, Chief Financial Officer ("CFO"), Chief Executive Officer ("CEO"), and other officers review the Company’s cybersecurity metrics on access controls, asset management, response and recovery activities, training and awareness programs, cybersecurity threats and certain incident information quarterly, and on an ad hoc basis when necessary. The Company's Chief Risk and Privacy Officer, CISO, Vice President of Internal Audit and certain members of this management team and select members from their teams convene monthly to manage cybersecurity and privacy governance. The Chief Risk and Privacy Officer holds similar quarterly reviews with the Audit Committee Chair of the Company's Board of Directors, each committee chair, and other directors including the CEO, CFO, and General Counsel. During these reviews, topics include:

•implementation and third-party evaluation of the Company’s cybersecurity program, including applicable policies, procedures, governance, and adopted risk management framework;
•the impact of cybersecurity and privacy risks on the Company’s services, employees, customers, suppliers, vendors and the staffing industry; and
•information on global regulatory changes and best practices.

In addition to the reports submitted quarterly by the Company’s Chief Risk and Privacy Officer and CISO, the Vice President of Internal Audit independently assesses the Company’s risk management process and separately reports on the effectiveness of the Company’s risk identification, prioritization, and mitigation processes to the Audit Committee. All board members are kept apprised of its committees’ risk oversight activities through reports from the committee chairs presented at regular Board meetings. The Company utilizes a multi-layered approach to prevent and detect cyber threats and has standard operating procedures relating to the identification, incident response and notification and management escalations for security incidents. In line with those procedures, the Company activates an emergency management team ("EMT"), empowered to make decisions, and respond to critical events including cyber incident mitigation and remediation activities. EMT members for information security incidents would include the CISO, CIO, and Chief Risk and Privacy Officer, additional member from the information technology and ERM teams as well as representation from the General Counsel Office, Finance, Communications and Business Operations as appropriate. While active, the EMT provides regular reports to the CEO, General Counsel and other members of the senior leadership team.

The Company’s Chief Information Security Officer is responsible for the assessment and management of material risks related to cybersecurity. Our CISO has over 20 years of experience in information security and security engineering at various technology and staffing companies. The CISO reports directly to the CIO, who has over 30 years of experience serving as Chief Information Officer, Director of IT, and other roles in corporate information technology at staffing and technology companies. In addition, the Company’s Management Team and Cybersecurity and Privacy Governance Team is composed of individuals with collective decades of experience in information technology, data protection, threat response, emergency management, business continuity, and disaster recovery.

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

In January 2018, the Hungarian Competition Authority (the "Authority") initiated proceedings against a local industry trade association and its members, due to alleged infringement of national competition regulations. The Authority announced its decision on December 18, 2020, levying a fine against the trade association with joint and several secondary liability placed on the 20 member companies. The Authority apportioned secondary liability against us as a member company to be approximately $300,000. Certain member companies exercised their right to challenge the decision in Court. On or about October 3, 2023, the Court issued its decision which repealed the Authority's decision and ordered a repeated procedure to determine the amount of the imposed fine as well as the allocation between the parties. Although Kelly's staffing operations in Hungary were sold to Gi Group Holdings S.P.A. ("Gi") in January 2024, we have agreed to indemnify Gi for any liability resulting from this matter. The Company does not believe that resolution of this matter will have a material adverse effect upon the Company’s competitive position, results of operations, cash flows or financial position.

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

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2024
Class A common
High	$25.27	$25.02	$23.80	$22.44	$25.27
Low	19.74	20.84	19.00	12.68	12.68

Class B common
High	25.00	24.53	22.98	21.22	25.00
Low	19.80	21.30	19.70	14.00	14.00

Dividends	0.075	0.075	0.075	0.075	0.30

2023
Class A common
High	$19.01	$19.43	$19.29	$22.11	$22.11
Low	15.23	15.53	16.80	17.40	15.23

Class B common
High	18.62	18.36	18.95	21.65	21.65
Low	15.28	14.86	17.23	18.17	14.86

Dividends	0.075	0.075	0.075	0.075	0.30

Holders

The number of holders of record of our Class A and Class B common stock were approximately 14,300 and 600, respectively, as of January 31, 2025.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2024, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				(in millions of dollars)
September 30, 2024 through November 3, 2024	8,888	$20.32	—	$—

November 4, 2024 through December 1, 2024	323	14.39	—	$—

December 2, 2024 through December 29, 2024	744,544	13.50	742,163	$40.0

Total	753,755	$13.58	742,163

On November 26, 2024, the Company's board of directors approved a share repurchase program for the Company to repurchase shares covering up to an aggregate of $50.0 million of the Company's Class A common stock. The share repurchase authorization expires on December 2, 2026. We may also reacquire shares outside of the program in connection with shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 11,592 shares were reacquired in transactions outside the repurchase program during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P SmallCap 600 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2024. The graph assumes an investment of $100 on December 31, 2019 and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2019 – December 31, 2024

	2019	2020	2021	2022	2023	2024
Kelly Services, Inc.	$100.00	$91.45	$74.94	$76.65	$99.65	$65.24
S&P SmallCap 600 Index	$100.00	$111.29	$141.13	$118.41	$137.42	$149.37
S&P 1500 Human Resources and Employment Services Index	$100.00	$100.85	$152.43	$113.87	$121.22	$143.93

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview

While the challenging staffing market dynamics that developed in 2023 continued into 2024, we have remained focused on capturing a greater share of growth where it exists and converting a greater share of our revenue to bottom-line growth by continuing to enhance efficiency and focus across the Company.

We continue to build on the goals of our transformation activities and the aggressive actions we took in 2023 to improve Kelly’s profitability and accelerate growth over the long term. Our business unit and enterprise function teams, together with the Transformation Management Office, continue to make progress on multiple initiatives to drive organizational efficiency and effectiveness.

We are also committed to finding new avenues of growth. This includes a refreshed go-to-market strategy with a comprehensive approach to delivering the full suite of Kelly solutions to our large enterprise customers that is intended to capture a greater share of wallet as we move through 2025. We also remain committed to delivering the highest quality of service to all customers regardless of spend or size. In our P&I segment, for example, we have enhanced our local delivery model and rolled out our Kelly Now mobile application across the U.S. to meet the needs of both our clients and our talent.

We completed the sale of our European staffing operations on January 2, 2024 and on June 12, 2024 announced the sale of the Ayers Group, a division of our OCG segment. We move forward with a streamlined operating model focused on North American staffing and solutions and global Managed Service Provider ("MSP") and recruitment process outsourcing ("RPO") solutions.

To further expand our higher-margin, higher-growth specialties, we acquired Motion Recruitment Partners, LLC ("MRP") on May 31, 2024. The acquisition of MRP enhanced the scale and capabilities of Kelly’s staffing and consulting solutions across technology, telecommunications, and government specialties in North America, and RPO solutions globally. In addition, we remained focused on expanding the higher-margin therapy practice in our Education segment, evidenced by the November 2024 acquisition of Children’s Therapy Center ("CTC").

Together these changes represent structural shifts in Kelly’s operations and deliver meaningful improvement to the Company’s growth prospects and EBITDA margin profile, which we expect to continue as we move forward in 2025 and beyond.

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

Days sales outstanding ("DSO") represents the number of days that sales remain unpaid for the period being reported. DSO is calculated by dividing average net sales per day (based on a rolling three-month period) into trade accounts receivable, net of allowances at the period end. Although secondary supplier revenues are recorded on a net basis (net of secondary supplier expense), secondary supplier revenue is included in the daily sales calculation in order to properly reflect the gross revenue amounts billed to the customer.

NM (not meaningful) in the following tables is used in place of percentage changes where: the change is in excess of 500%, the change involves a comparison between earnings and loss amounts, or the comparison amount is zero.

Results of Operations

Total Company
(Dollars in millions)

	2024	2023	% Change
Revenue from services	$4,331.8	$4,835.7	(10.4)%
Gross profit	882.6	961.4	(8.2)
SG&A expenses excluding restructuring, depreciation, and amortization	760.8	856.0	(11.1)
Restructuring charges	6.1	38.6	(84.2)
Total SG&A expenses excluding depreciation and amortization	766.9	894.6	(14.3)
Depreciation and amortization	51.5	40.1	28.2
Total SG&A expenses	818.4	934.7	(12.4)
Goodwill impairment charge	72.8	—	NM
Asset impairment charge	13.5	2.4	451.8
Gain on sale of assets	(5.4)	—	NM
Gain on sale of EMEA staffing operations	(1.6)	—	NM
Earnings (loss) from operations	(15.1)	24.3	NM
Other income (expense), net	(6.8)	0.6	NM
Earnings (loss) before taxes	(21.9)	24.9	NM
Income tax benefit	(21.3)	(11.5)	(84.1)
Net earnings (loss)	$(0.6)	$36.4	NM	%

Gross profit rate	20.4%	19.9%	0.5	pts.

The total company discussion that follows focuses on 2024 results compared to 2023. For a discussion of total company 2023 results compared to 2022, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024.

In the segment level discussions that follow the total company discussion, the comparative results for 2023 and 2022 have been recast to conform to the new structure in which our Mexico operations were transferred to our Professional & Industrial ("P&I") segment following the sale of our EMEA staffing operations and to reflect our updated corporate allocation method.

2024 vs. 2023

Revenue from services decreased 10.4%, which primarily reflects the January 2, 2024 sale of our EMEA staffing operations, partially offset by an increase related to the acquisition of MRP in May 2024. Excluding the impact from the sale and the acquisition, revenue from services increased 0.5%. This increase reflects revenue increases in the Education and Outsourcing & Consulting ("OCG") segments, partially offset by declines in the P&I and Science, Engineering & Technology ("SET") segments. Compared to 2023 and excluding the impact from the sale and acquisition, revenue from staffing services increased 1.7% and revenue from outcome-based services decreased 3.2%. In addition, revenue from talent solutions increased 3.0% and permanent placement revenue decreased 24.2% from the prior year, excluding the impact from the sale and the acquisition.

Gross profit decreased 8.2% largely driven by the sale of our EMEA staffing operations, partially offset by an increase related to the acquisition of MRP. Excluding the impact from the sale and the acquisition, gross profit decreased 4.7%. The gross profit rate increased 0.5 basis points to 20.4% and was favorably impacted by the sale of our EMEA staffing operations and the acquisition of MRP. Excluding the impact from the sale and the acquisition, the gross profit rate declined 110 basis points. The decrease is due primarily to business mix and a decrease in permanent placement revenue. Permanent placement revenue has higher gross profit due to very low direct costs of services and thus has a disproportionate impact on gross profit rates. The gross profit rate decreased in all segments excluding the sale and the acquisition.

Total selling, general and administrative ("SG&A") expenses decreased 12.4%, including the sale of our EMEA staffing operations and the acquisition of MRP. Excluding these impacts, SG&A expenses decreased 8.6%. Included in SG&A expenses in 2024 and 2023 were $6.1 million and $38.6 million of restructuring and transformation charges, respectively. Actions taken in both periods were a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. In addition, restructuring actions taken in the first quarter of 2023 reflected management undertaking actions to further our cost management efforts in response to the demand levels and reflected a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. SG&A expenses in 2024 also include $17.9 million of transaction-related costs arising from the sale of our EMEA staffing operations and acquisition of MRP, $10.0 million of integration costs related to initiatives to integrate MRP and aligning Company processes and technology, and $2.3 million of executive transition charges. Excluding the impact of the sale and acquisition, as well as transaction, integration, restructuring and executive transition charges—and excluding depreciation and amortization—SG&A expenses decreased 8.5% primarily due to structural workforce reductions as part of our transformation initiatives, as well as proactive resource management and lower variable, performance-based incentive compensation expenses in response to lower revenue volume. Depreciation and amortization represents the total company depreciation and amortization of intangibles, including the amortization of hosted software.

The gain on sale of EMEA staffing operations relates to the completion of the sale in January 2024 in which we recognized a gain of $1.6 million in 2024. The $5.4 million gain on sale of assets in 2024 represents the sale of the Company's Ayers Group in the second quarter of 2024.

Impairment of assets in 2024 represents the impairment of certain right-of-use ("ROU") assets related to our leased headquarters facility. The goodwill impairment charge in 2024 relates to our Softworld reporting unit which delivers technology staffing and workforce services and is included in the SET segment. Changes in internal projections of financial performance due to continued challenging market conditions resulted in a lower estimated fair value for the reporting unit and an impairment charge of $72.8 million. Impairment of assets in 2023 represents the impairment of ROU assets related to an unoccupied office space lease exited in the second quarter.

Loss from operations in 2024 totaled $15.1 million, compared to earnings from operations of $24.3 million in 2023. The decrease is primarily related to the goodwill impairment charge, higher asset impairment charges and the impact of lower revenue compared to the prior year, partially offset by the impact of lower SG&A compared to the prior year, the gain on sale of Ayers Group and the gain on sale of our EMEA staffing operations.

The change in other income (expense), net is primarily the result of an increase in interest expense related to the long-term debt taken on in 2024 in conjunction with the acquisition of MRP.

Income tax benefit was $21.3 million in 2024 compared to an income tax benefit of $11.5 million in 2023. 2024 benefited from lower pretax earnings, which included an $18.5 million tax benefit from the impairment of tax-deductible goodwill. 2023 benefited from recording a $15.0 million benefit on outside basis difference in held for sale assets, offset by a net $4.4 million charge for valuation allowance changes.

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

The net loss for 2024 was $0.6 million, compared to net earnings of $36.4 million in 2023.

Operating Results By Segment
(Dollars in millions)

	2024	2023	2024 vs. 2023 % Change	2022	2023 vs. 2022 % Change
Revenue From Services:
Professional & Industrial	$1,470.7	$1,539.5	(4.5)%	$1,709.9	(10.0)%
Science, Engineering & Technology	1,422.8	1,190.8	19.5	1,265.4	(5.9)
Education	972.3	841.9	15.5	636.2	32.3
Outsourcing & Consulting	468.3	454.7	3.0	468.0	(2.8)
International	—	812.1	(100.0)	887.0	(8.4)
Less: Intersegment revenue	(2.3)	(3.3)	(27.5)	(1.1)	182.2
Consolidated Total	$4,331.8	$4,835.7	(10.4)%	$4,965.4	(2.6)%

2024 vs. 2023

The decrease in P&I revenue from services was due primarily to a 5.6% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services decreased 1.4% due to lower demand for our call-center solutions, partially offset by higher revenue from other specialties.

The increase in SET revenue from services was driven by the acquisition of MRP in May 2024. Excluding the acquisition, revenue from services decreased 4.5%, primarily due to declines in hours volume in our staffing specialties, partially offset by higher bill rates. Excluding the acquisition, revenues from outcome-based services decreased 5.5%.

The increase in Education revenue from services reflects increased demand for our services as compared to a year ago. Increased demand for our services reflects new customer wins and an increased fill rate related to demand of existing customers.

The increase in OCG revenue from services was driven by increased demand in payroll process outsourcing ("PPO"), partially offset by declines in RPO and MSP.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

2023 vs. 2022

The decrease in P&I revenue from services was due primarily to a 17.5% decline in staffing services resulting from lower hours volume, partially offset by higher bill rates. Revenue from outcome-based services increased 13.6% due to the expansion of existing customers.

The decrease in SET revenue from services was driven by a decline in staffing services resulting from declines in hours volume in our staffing specialties, partially offset by higher bill rates. Revenues from outcome-based services increased 3.7% and permanent placement fees were down 40.2%.

The increase in Education revenue from services includes the impact of the acquisition of PTS in May 2022. Excluding the acquisition, revenue increased 29.8% reflecting an increased fill rate and an increased demand for our services from existing customers and from net new customer wins.

The decrease in OCG revenue from services includes the revenue from the acquisition of RocketPower in March 2022. Excluding the acquisition, revenue decreased 3.4% due primarily to lower RPO and MSP revenue.

The decrease in International revenue from services was primarily the result of the sale of our Russian operations in July 2022 and lower volume in several geographies, partially offset by favorable foreign currency fluctuations.

Operating Results By Segment (continued)
(Dollars in millions)

	2024	2023	2024 vs. 2023 Change		2022	2023 vs. 2022 Change
Gross Profit:
Professional & Industrial	$261.3	$277.1	(5.7)%		$313.1	(11.5)%
Science, Engineering & Technology	335.6	272.0	23.4		297.0	(8.4)
Education	139.8	128.7	8.6		100.3	28.4
Outsourcing & Consulting	145.9	163.5	(10.8)		169.6	(3.7)
International	—	120.1	(100.0)		131.8	(8.8)
Consolidated Total	$882.6	$961.4	(8.2)%		$1,011.8	(5.0)%

Gross Profit Rate:
Professional & Industrial	17.8%	18.0%	(0.2)	pts.	18.3%	(0.3)	pts.
Science, Engineering & Technology	23.6	22.8	0.8		23.5	(0.7)
Education	14.4	15.3	(0.9)		15.8	(0.5)
Outsourcing & Consulting	31.2	36.0	(4.8)		36.3	(0.3)
International	0.0	14.8	(14.8)		14.9	(0.1)
Consolidated Total	20.4%	19.9%	0.5	pts.	20.4%	(0.5)	pts.

2024 vs. 2023

Gross profit for the P&I segment decreased on lower revenue volume. In comparison to the prior year, the gross profit rate decreased 20 basis points primarily due to declines in permanent placement revenue and business mix which were partially offset by lower employee-related costs.

SET gross profit increased resulting from the acquisition of MRP, partially offset by the decrease in revenue volume in other components of the segment. The gross profit rate increased 120 basis points due to the acquisition of MRP which generates higher gross profit rates. This impact was partially offset by a 40 basis point decrease in the gross profit rate in other components of SET reflecting business mix and lower permanent placement fees, partially offset by lower employee-related costs.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 90 basis points due primarily to customer mix, lower permanent placement fees and higher employee-related costs.

OCG gross profit decreased with a decrease in the gross profit rate. The gross profit rate decreased 480 basis points primarily due to a change in business mix within this segment as a result of strong growth in PPO. The unfavorable business mix was primarily driven by declines in revenue in RPO and MSP, which generate higher margins and improving PPO revenue which generates lower margins.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

2023 vs. 2022

Gross profit for the P&I segment decreased on lower revenue volume combined with a decrease in the gross profit rate. In comparison to the prior year, the gross profit rate decreased 30 basis points. This decrease reflects lower permanent placement income and higher employee-related costs, partially offset by favorable business mix.

SET gross profit decreased on lower revenue volume. The gross profit rate decreased 70 basis points due to lower permanent placement revenues, partially offset by favorable business mix.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 50 basis points due primarily to lower permanent placement fees and unfavorable customer mix, partially offset by lower employee-related costs.

OCG gross profit decreased on lower revenue volume, combined with a decrease in the gross profit rate. The gross profit rate decreased 30 basis points primarily driven by declines in revenue in RPO and MSP, which generate higher margins.

International gross profit decreased primarily as a result of the sale of our Russian operations in July 2022 and the servicing of certain customer programs by OCG in 2023. Partially offsetting these impacts was improving gross profit primarily driven by higher revenue volume in Portugal and Germany as well as favorable foreign currency fluctuations.

Operating Results By Segment (continued)
(Dollars in millions)

	2024	2023	2024 vs. 2023 % Change	2022	2023 vs. 2022 % Change
SG&A Expenses (excluding depreciation and amortization):
Professional & Industrial	$226.6	$260.8	(13.1)%	$293.5	(11.2)%
Science, Engineering & Technology	245.8	196.9	24.9	218.0	(9.7)
Education	95.9	92.4	3.7	81.5	13.5
Outsourcing & Consulting	140.2	159.3	(11.9)	154.6	3.0
International	—	122.0	(100.0)	126.5	(3.4)
Corporate expenses	58.4	63.2	(7.5)	32.3	95.5
Consolidated Total	$766.9	$894.6	(14.3)%	$906.4	(1.3)%

2024 vs. 2023

The decrease in total SG&A expenses excluding depreciation and amortization in P&I includes the impact of restructuring and transformation charges. Excluding restructuring and transformation charges of $0.3 million in 2024 and $6.7 million in 2023, the decrease is 10.9%. The decrease excluding restructuring and transformation charges is primarily due to lower direct salaries as a result of cost management in response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions. Other segment expenses declined primarily due to lower shared service costs for IT, finance, human resources and legal support and lower facilities and equipment-related costs.

The increase in total SG&A expenses excluding depreciation and amortization in SET is due to the MRP acquisition. Excluding the impact from the acquisition, expenses decreased 9.8% from the prior year primarily due to lower shared service costs which are included in other segment expenses and lower direct salaries reflecting the response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

The increase in total SG&A expenses excluding depreciation and amortization in Education is primarily due to increased direct salaries and other segment expenses as revenue levels increased and were partially offset by the impact of transformation-related actions.

The decrease in total SG&A expenses excluding depreciation and amortization in OCG is due primarily to lower direct salaries expense partially offset by the impact of restructuring charges in 2023. Direct salaries declined as a result of lower incentive compensation expense, as well as the result of transformation-related actions.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

The decrease in Corporate expenses includes the impact of transaction, integration and executive transition costs. Excluding these impacts, expenses decreased 12.6%. This decrease primarily reflects lower legal settlement costs and employee compensation costs. Transaction, integration and executive transition costs were $21.5 million and restructuring and transformation charges were $5.1 million in 2024. Restructuring and transformation charges were $19.9 million and transaction costs were $6.9 million in 2023.

2023 vs. 2022

The decrease in total SG&A expenses in P&I includes the impact of restructuring charges. Excluding restructuring charges of $6.7 million, the decrease is 13.4%. The decrease excluding restructuring charges is primarily due to lower direct salaries, which includes performance-based compensation expenses due to transformation-related actions and in response to lower revenue volume.

The decrease in total SG&A expenses in SET is primarily due to lower direct salaries as a result of lower performance-based incentive compensation expenses.

The increase in total SG&A expenses in Education includes the first quarter impact of the acquisition of PTS in May 2022. Excluding the impact of the PTS acquisition, SG&A expenses increased 11.9% from 2022, due primarily to higher direct salaries, which includes performance-based incentive compensation expenses, as headcount has increased as revenues have grown.

The increase in total SG&A expenses in OCG includes the impact of restructuring charges and the first quarter impact of the acquisition of RocketPower in March 2022. Excluding restructuring charges of $3.0 million, the increase was 1.2%. Excluding restructuring charges and the impact of the RocketPower acquisition, SG&A expenses were flat to 2022.

The decrease in total SG&A expenses in International was primarily due to the impact of the sale of our Russian operations in July 2022, partially offset by employee termination costs in 2023 related to the sale of the EMEA staffing operations in the first quarter of 2024 and favorable foreign currency fluctuations.

The increase in Corporate expenses was primarily due to restructuring and transformation charges as well as transaction costs in 2023 related to the sale of the EMEA staffing operations in the first quarter of 2024. Excluding restructuring and transformation charges of $23.0 million and transaction costs of $3.8 million, expenses increased 14.4% year-over-year. The increase excluding these charges is primarily due to higher legal settlement expenses.

Operating Results By Segment (continued)
(Dollars in millions)

	2024	2023	2024 vs. 2023 % Change	2022	2023 vs. 2022 % Change
Business Unit Profit (Loss)
Professional & Industrial	$34.7	$16.0	116.1%	$19.6	(17.9)%
Science, Engineering & Technology	17.0	75.0	(77.4)	79.0	(5.0)
Education	43.9	36.3	21.3	18.8	93.1
Outsourcing & Consulting	5.7	2.2	152.4	(26.0)	NM
International	—	(1.9)	(100.0)	5.3	NM
Business Unit Profit (Loss)	101.3	127.6	(20.7)	96.7	32.0
Corporate	(58.4)	(63.2)	(7.5)	(32.3)	95.5
Asset impairment charge	(13.5)	—	NM	—	NM
Gain on sale of EMEA staffing operations	1.6	—	NM	—	NM
Loss on disposal	—	—	NM	(18.7)	NM
Gain (loss) on sale of assets	5.4	—	NM	6.2	NM
Depreciation and amortization	(51.5)	(40.1)	28.2	(37.1)	8.1
Consolidated Total Earnings from Operations	$(15.1)	$24.3	NM %	$14.8	65.0%

2024 vs. 2023

P&I reported profit increased versus the prior year due primarily to lower SG&A expenses, partially offset by lower revenue and gross profit.

SET reported profit in 2024 includes a $72.8 million goodwill impairment charge related to Softworld and $12.8 million of business unit profit from the acquisition of MRP. Excluding the goodwill impairment and acquisition impacts, the decrease in profit was essentially flat to prior year.

Education reported profit increased versus the prior year primarily due to higher revenue and gross profit.

OCG reported profit increased compared to a year ago due primarily to lower SG&A expenses and an increase in revenue, partially offset by a decline in gross profit.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our P&I segment. The P&I segment information for 2023 has been recast to conform to the new structure.

Corporate expenses decreased year-over-year primarily due to lower transformation-related charges, partially offset by higher transaction-related expenses from the sale of our EMEA staffing operations and integration costs related to the acquisition of MRP.

2023 vs. 2022

P&I reported profit decreased versus the prior year primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

SET reported profit decreased versus the prior year primarily due to declines in revenue and gross profit, partially offset by lower SG&A expenses.

Education reported profit increased versus the prior year primarily due to higher revenue and gross profit, partially offset by higher SG&A expenses. 2023 results also include the impact of first quarter profit of $3.4 million from PTS acquired in May 2022.

OCG reported profit in 2023, compared to a loss in 2022. The change was primarily due to the impact of the 2022 $41.0 million charge related to the impairment of goodwill of RocketPower, the impact of a $2.0 million ROU asset impairment charge in the second quarter of 2023, the impact of restructuring charges and the impact of lower revenue and gross profit.

International reported a loss in 2023, compared to profit in 2022. The change was primarily due to the transfer of certain customer programs to Outsourcing & Consulting, the impact of the sale of our Russian operations in 2022 and employee termination costs in 2023 related to the sale of the EMEA staffing operations in the first quarter of 2024.

Corporate expenses increased in 2023 from 2022 primarily due to restructuring and transformation charges of $23.0 million and transaction costs of $3.8 million.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash totaled $45.6 million at year-end 2024, compared to $167.6 million, including $33.5 million held for sale, at year-end 2023. As further described below, during 2024, we generated $26.9 million of cash from operating activities, used $361.6 million of cash for investing activities and generated $214.8 million of cash from financing activities.

Operating Activities

In 2024, we generated $26.9 million of net cash from operating activities, as compared to generating $76.7 million in 2023 and using $76.3 million in 2022. The decrease from prior year is primarily due to increased working capital requirements. Net cash used for operating activities in 2022 included $86.8 million of cash outflows related to the repayment of U.S. payroll taxes originally deferred in 2020. In addition, in 2022 we paid $48.4 million of income taxes related to the sale of Persol Holdings common stock.

Trade accounts receivable totaled $1.3 billion at year-end 2024 and $1.2 billion at year-end 2023, excluding $200.9 million held for sale. Global DSO was 59 days for 2024 and 2023, which included receivables held for sale in 2023. Accounts payable and accrued liabilities was $613.8 million at year-end 2024, and decreased $32.3 million from year-end 2023 as a result of a decrease in supplier payables related to our MSP business.

Our working capital position (total current assets less total current liabilities), was $539.0 million at year-end 2024 including the impact of our acquisition of MRP of $71.2 million. Our working capital position at year-end 2023 was $606.7 million or $485.3 million excluding amounts held for sale of $121.4 million. Held for sale amounts were disposed of in the sale of our EMEA staffing operations in 2024. Excluding the impact of the sale and the MRP acquisition in 2024, working capital decreased $17.5 million year-over-year. Working capital decreased from 2023 primarily due to lower cash balances. The current ratio (total current assets divided by total current liabilities) was 1.7 at year-end 2024 and 1.6 at year-end 2023.

Investing Activities

In 2024, we used $361.6 million of net cash for investing activities, compared to using $14.1 million in 2023 and generating $167.5 million in 2022. Included in cash used for investing activities in 2024 is $431.9 million of cash used for the acquisition of MRP in June 2024 and CTC in November 2024, net of cash received, $11.1 million of cash used for capital expenditures, partially offset by $77.1 million of proceeds from the sale of the EMEA staffing operations, net of cash disposed.

Included in cash used for investing activities in 2023 is $15.3 million of cash used for capital expenditures, partially offset by $2.0 million for the receipt of the final payment in connection with an investment that was sold in 2021.

Included in cash generated from investing activities in 2022 is $196.9 million of proceeds from the sale of the investment in Persol Holdings, $119.5 million of proceeds from the sale of almost all of the Company's shares in our equity investment in PersolKelly and $10.1 million of proceeds from the sale of land and other real property. This was partially offset by $58.3 million of cash used for the acquisition of RocketPower in March 2022, net of cash received, $84.8 million of cash used for the acquisition of PTS in May 2022, net of cash received, $12.0 million of cash used for capital expenditures, and $6.0 million of cash disposed from the sale of our operations in Russia in July 2022, net of proceeds.

Capital expenditures in 2024, 2023 and 2022 primarily related to the Company's IT infrastructure and technology programs.

Financing Activities

In 2024, we generated $214.8 million of cash for financing activities, as compared to using $59.6 million in 2023 and using $50.6 million in 2022. The cash generated from financing activities is driven by the net borrowings of $239.4 million on the Company's credit facilities in connection with the acquisition of MRP and represents the primary driver of the change in cash from 2023 related to financing activities, in addition to a decrease in the purchase of treasury stock. The change in cash used for financing activities from 2022 to 2023 was primarily related to the year-over-year change in the purchase of treasury stock, representing a repurchase program for the buyback of the Company's common shares. In 2024, the buyback of $10.0 million represents repurchases of the Company's Class A common stock compared to $42.2 million in shares repurchased in 2023 and $7.8 million in 2022. In addition, the $27.2 million buyback of common shares in 2022 represents the buyback of the Company's common shares held by Persol Holdings in February 2022.
Dividends paid per common share were $0.30 in 2024 and 2023 and $0.275 in 2022. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.
Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 16.2% at year-end 2024. We had no debt outstanding at year-end 2023.

Liquidity

We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. The credit facilities, which were amended in the second quarter of 2024, now include an accordion feature which allows us to increase our combined borrowing capacity by $250.0 million as discussed in the Debt footnote in the notes to our consolidated financial statements. Additional funding sources could include additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies.

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

We assess and monitor our liquidity and capital resources globally. We use the Cash Pool, intercompany loans, dividends, capital contributions, redemptions and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize the Company’s overall capital structure. As of year-end 2024, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. Following the sale of our EMEA staffing operations completed in the first quarter of 2024, discussed below, the Company continues to provide MSP, RPO and Functional Service Provider solutions in the EMEA region. Therefore, we expect much of our remaining international cash will be needed to fund working capital growth in our local operations.

On January 2, 2024, the Company completed the sale of its EMEA staffing operations to Gi Group Holdings S.P.A. and received cash proceeds of $110.6 million, or $77.1 million net of cash disposed. The Company expects to receive additional cash proceeds related to the sale to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. The Company will not receive any proceeds from the contingent consideration opportunity associated with the transaction. As of year-end 2024, the Company has recorded a net receivable of $16.4 million. The Company is actively reconciling the receivable in accordance with the purchase agreement and expects it to be settled upon completion of this process. The Company entered into foreign currency forward contracts to manage the foreign currency risk associated with the transaction, which were settled during 2024. See the Acquisitions and Dispositions footnote and the Fair Value Measurements footnote in the notes to our consolidated financial statements for more details.

On May 31, 2024, the Company indirectly acquired 100% of the equity interests in MRP for a purchase price of $425.0 million. Under terms of the agreement, the purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million, funded with cash on hand and available credit facilities. Per the terms of the agreement, there was an earnout with a maximum potential cash payment of $60.0 million due to the seller in the second quarter of 2025. In the fourth quarter of 2024, the initial fair value of the earnout was written down to zero. See the Acquisitions and Dispositions footnote and the Fair Value Measurements footnote in the notes to our consolidated financial statements for more details.

On November 13, 2024, Kelly Services USA, LLC ("KSU"), a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding limited liability company interests of CTC. Under terms of the purchase agreement, the purchase price of $3.3 million was adjusted for cash held by CTC at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $3.1 million. See the Acquisitions and Dispositions footnote in the notes to our consolidated financial statements for more details.

At year-end 2024, we had $110.0 million of available capacity on our $150.0 million revolving credit facility and $4.5 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried $40.0 million of long-term borrowings on the term benchmark line of credit. The securitization facility carried $199.4 million of long-term borrowings and $46.1 million of standby letters of credit related to workers’ compensation. On July 17, 2024, we entered into interest rate swaps that effectively locked in the variable Secured Overnight Financing Rate ("SOFR") component of our interest rate for a portion of the long-term borrowings on the Securitization Facility. As of year-end 2024, the Company recorded a liability totaling $0.4 million related to the mark-to-market fair value change of the interest rate swaps. See the Fair Value Measurements footnote and the Debt footnote in the notes to our consolidated financial statements for more details.

Together, the revolving credit and securitization facilities provide the Company with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the accordion feature which allows us to increase our borrowing capacity, and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. Throughout 2024 and as of the 2024 year end, we met the debt covenants related to our revolving credit facility and securitization facility.

At year-end 2024, we had additional unsecured, uncommitted short-term local credit facilities totaling $3.1 million, under which we had no borrowings. Details of our debt facilities as of the 2024 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

We repurchased $10.0 million of the Company's Class A common stock in fiscal 2024 pursuant to the $50.0 million share repurchase program, which was approved by the Company's board of directors in November 2024. A total of $40.0 million remains available under the share repurchase program as of year-end 2024.

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

Contractual Obligations and Commercial Commitments

In addition to our discussion of liquidity and capital resources, consideration should also be given to the following contractual obligations:

•Long-term debt - The Company maintains a revolving credit facility and securitization facility as discussed above in Liquidity. Further details regarding these facilities, including terms, rates, and conditions, can be found in the Debt footnote in the notes to our consolidated financial statements.

•Leases - The Company has operating leases for headquarters and field offices and various equipment. Our leases generally have remaining lease terms of one year to 10 years. As of December 29, 2024, we have lease payment obligations of $76.1 million, with $15.5 million payable within the next 12 months. See our Leases footnote in the notes to our consolidated financial statements for further information.

•Accrued workers compensation - The Company has a combination of insurance and self-insurance contracts in the U.S. under which it bears the first $1.0 million of risk per accident. As of December 29, 2024, the accrual for workers' compensation claims, net of related receivables, was $44.4 million, with $19.0 million payable within the next 12 months. Management utilizes actuarial methods to estimate the future cash payments for these claims, including an allowance for incurred-but-not-reported claims. Further details can be found in the Summary of Significant Accounting Policies footnote in the notes to our consolidated financial statements.

•Accrued retirement benefits - The Company provides nonqualified retirement plans for officers and certain other employees. As of December 29, 2024, the value of our obligations under these plans are $260.5 million, with $20.8 million payable within the next 12 months. The timing of payments related to the plans vary based on individual elections and specific plan provisions. See the Retirement Benefits footnote in the notes to our consolidated financial statements for further information.

•Purchase obligations - Our purchase obligations represent unconditional commitments relating primarily to technology services and online tools which we expect to utilize generally within the next three fiscal years, in the ordinary course of business. As of December 29, 2024, the value of our non-cancelable unconditional purchase obligations is $72.5 million, with $34.5 million expected to be paid within the next 12 months.

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

Workers’ Compensation

In the U.S., we have a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. There is no aggregate limitation on our per-accident exposure under these insurance and self-insurance programs. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. We retain an independent consulting actuary to establish ultimate loss forecasts for the current and prior accident years of our insurance and self-insurance programs. The consulting actuary establishes loss development factors and loss rates, based on our historical claims experience as well as industry experience, and applies those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, the consulting actuary may consider factors such as the nature, frequency and severity of the claims; reserving practices of our third-party claims administrators; performance of our medical cost management and return to work programs; changes in our territory and business line mix; and current legal, economic and regulatory factors such as industry estimates of medical cost trends. Where appropriate, multiple generally accepted actuarial techniques are applied and tested in the course of preparing the loss forecast. We use the ultimate loss forecasts, as developed by the consulting actuary, to establish total expected program costs for each accident year by adding our estimates of non-loss costs such as claims handling fees and excess insurance premiums. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, we record a receivable from the insurance company for the excess amount.

We evaluate the accrual quarterly and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $44.4 million and $43.6 million at year-end 2024 and 2023, respectively.

Business Combinations

We account for business combinations using the acquisition method of accounting, in which the purchase price is allocated for assets acquired and liabilities assumed and recorded at the estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Management is required to make significant assumptions and estimates in determining the fair value of the assets acquired, particularly intangible assets. Purchased intangible assets are primarily comprised of acquired trade names and customer relationships that are recorded at fair value at the date of acquisition. We utilize third-party valuation specialists to assist us in the determination of the fair value of the intangibles. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about expected future revenue growth rates, royalty rates and discount rates. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about expected future revenue growth rates, customer attrition rates, profit margins and discount rates. Determining the useful lives of intangible assets also requires judgment and are inherently uncertain. There is a measurement period of up to one year in which to finalize the fair value determinations and preliminary fair value estimates may be revised if new information is obtained during this period.

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

Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. GAAP requires that goodwill be tested for impairment at a reporting unit level. For segments with a goodwill balance, we determine if our reporting units are the same as our operating and reportable segments based on our organizational structure or one level below our operating segments (the component level).

We may first use a qualitative assessment ("step zero") for the annual impairment test if we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value. In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events and events affecting a reporting unit.

If we elect to forgo the qualitative assessment for a reporting unit, goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value ("step one"). If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.

For the step one quantitative test, we determine the fair value of our reporting units using the income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used significant assumptions by reporting unit, including: expected future revenue growth rates, profit margins and discount rates.

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

The goodwill resulting from the acquisition of MRP in the second quarter of 2024 was allocated to the SET reportable segment and was deemed to be a separate reporting unit. The goodwill resulting from the acquisition of CTC in the fourth quarter of 2024 was allocated to the Education reportable segment. See the Acquisitions and Dispositions footnote in the notes to our consolidated financial statements for more information.

We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2024. For the PTS and Education reporting units, we performed step zero qualitative analyses and have concluded that there are no indications that the fair values of the PTS and Education reporting units are less than their respective carrying values and therefore no further testing was required. For the Softworld and MRP reporting units, our annual goodwill impairment testing included step one quantitative tests. As a result of the quantitative assessment, we determined that the estimated fair value of the MRP reporting unit was more than its carrying value and that the estimated fair value of the Softworld reporting unit no longer exceeded the carrying value. Softworld's 2024 financial performance was lower than internal projections due to continued challenging market conditions. As a result, management’s expectation for near-term financial performance and projected long-term growth rates were revised accordingly. These changes in circumstances were also indicators that the respective long-lived assets may not be recoverable. Softworld has definite-lived intangible assets, consisting of trade names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives. We performed a long-lived asset recoverability test for Softworld and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. Based on the result of our annual goodwill impairment test, we recorded an impairment charge of $72.8 million, which was included in goodwill impairment charge in the consolidated statements of earnings for the year ended 2024, to write-off a portion of Softworld's goodwill balance. Included in the impairment charge was an $18.4 million tax benefit associated with the impairment. The remaining goodwill balance for the Softworld reporting unit was $38.5 million as of year-end 2024.

Our quantitative analyses used significant assumptions, including: expected future revenue growth rates, profit margins and discount rate. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from our business could result in an impairment charge, which would decrease operating income and result in lower asset values on our consolidated balance sheet. As a measure of sensitivity of the fair value for the MRP reporting unit, while holding all other assumptions constant, an increase in the discount rate of 75 basis points or a decrease of 75 basis points in the revenue growth rate assumptions for each forecasted period used to determine the fair value of the reporting unit would not result in an impairment of goodwill. The estimated fair value of the MRP reporting unit exceeds the carrying value by less than 10%. If current expectations of future revenue and profit margins are not met, or if market factors outside of our control change significantly, including discount rate, then the goodwill of the MRP reporting unit may be impaired in the future, resulting in goodwill impairment charges.

As a measure of sensitivity for the fair value for Softworld reporting unit, while holding all other assumptions constant, an increase in the discount rate of 75 basis points or a decrease of 75 basis points in the revenue growth rate assumptions for each forecasted period used to determine the fair value of the reporting unit would result in additional goodwill impairment of approximately $9.9 million and $8.8 million, respectively. If current expectations of future revenue and profit margins are not met, or if market factors outside of our control change significantly, including discount rate, then the goodwill of the Softworld reporting unit may be further impaired in the future, resulting in additional goodwill impairment charges.

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

During the second half of 2022, customers within the high-tech industry vertical, in which RocketPower specializes, reduced or eliminated their full-time hiring, reducing demand for RocketPower’s services, and on-going economic uncertainty had more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused triggering events requiring interim impairment tests for both long-lived assets and goodwill as of the third and fourth quarters of 2022. We performed a long-lived asset recoverability tests for RocketPower and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. We performed interim step one quantitative tests for RocketPower’s goodwill and determined that the estimated fair value of the reporting unit no longer exceeded the carrying value. Based on the result of our interim goodwill impairment tests, we recorded a total goodwill impairment charge of $41.0 million as of year-end 2022 to write-off all of RocketPower's goodwill balance.

At year-end 2024 and 2023, total goodwill amounted to $304.2 million and $151.1 million, respectively. See the Goodwill and Intangible Assets footnote in the notes to our consolidated financial statements for more information.

Litigation

Kelly is subject to legal proceedings, investigations and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel and results of similar litigation. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2024 and 2023, the gross accrual for litigation costs amounted to $1.5 million and $6.4 million, of which $1.5 million was held for sale, respectively, which is included in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. See the Acquisitions and Dispositions footnote in the notes to our consolidated financial statements for more information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our financial position and results of operations.
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
On February 8, 2024, the Company entered into a foreign currency forward contract with a notional amount of €17.0 million to manage the foreign currency risk associated with the expected additional proceeds related to the sale of our EMEA staffing operations (see Acquisitions and Dispositions footnote in the notes to our consolidated financial statements). The expected proceeds are recorded as a euro-denominated receivable which is remeasured each period. The forward contract was designated as a fair value hedge, with the mark-to-market changes of the forward contract offsetting the mark-to-market changes of the receivable in the gain on sale of EMEA staffing operations in the consolidated statement of earnings. In the fourth quarter of

2024, the Company settled the contract with a $0.4 million cash payment and recognized a corresponding loss of $0.4 million on the contract. As of year-end 2024, there is no asset or liability related to the forward contract (see Fair Value Measurements footnote in the notes to our consolidated financial statements for more details).
Interest Rates
We are exposed to interest rate risks through our use of our credit facilities and other local borrowings, when applicable. Following our acquisition of MRP, the Company has long-term borrowings on our credit facilities. On July 17, 2024, we entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of our interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the effective date through July 17, 2025 and January 17, 2026, respectively. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2024 earnings.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 47 of this filing and are presented in pages 48-99.

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

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 29, 2024, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fourth quarter ended December 29, 2024, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is included as Exhibit 14 to this Form 10-K. We have posted our Code of Business Conduct and Ethics on our website at www.kellyservices.com. We intend to post any changes in or waivers from our Code of Business Conduct and Ethics applicable to any of these officers on our website.

The remaining information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 29, 2024, in connection with the solicitation of proxies for the Company's 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed as part of this report:

(i)Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Earnings for the three fiscal years ended December 29, 2024

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 29, 2024

Consolidated Balance Sheets at December 29, 2024 and December 31, 2023

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 29, 2024

Consolidated Statements of Cash Flows for the three fiscal years ended December 29, 2024

Notes to Consolidated Financial Statements

(ii)Financial Statement Schedule -

For the three fiscal years ended December 29, 2024:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(iii)The Exhibits are listed in the Index to Exhibits included beginning at page 100, which is incorporated herein by reference.

(b)The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 100 of this filing.

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

On May 31, 2024, we completed the acquisition of MRP. Given the significance of the MRP acquisition and the complexity of systems and business processes, we have excluded the acquired MRP business from our assessment of the effectiveness of internal control over financial reporting for the year ending December 29, 2024. MRP accounted for approximately 4% of the Company's total assets as of December 29, 2024 and approximately 7% of the Company's total revenue for the year ended 2024.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

Based on our assessment, management determined that, as of December 29, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 49-51.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kelly Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kelly Services, Inc. and its subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity and of cash flows for the years ended December 29, 2024, December 31, 2023 and January 1, 2023 including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for the years in the period ended December 29, 2024, December 31, 2023 and January 1, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Motion Recruitment Partners, LLC (MRP) from its assessment of internal control over financial reporting as of December 29, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Motion Recruitment Partners from our audit of internal control over financial reporting. Motion Recruitment Partners is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2024.

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

Goodwill Impairment Assessments – Softworld and Motion Recruitment Partners Reporting Units

As described in Notes 1, 4 and 9 to the consolidated financial statements, the Company’s goodwill balance was $304.2 million as of December 29, 2024, and the goodwill associated with the Softworld and Motion Recruitment Partners reporting units was $38.5 million and $222.9 million, respectively. Management performs the annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired. Based on the results of the Company’s annual goodwill impairment test, management recorded an impairment charge of $72.8 million to write-off a portion of the Softworld reporting unit’s goodwill. Management determines the fair value of reporting units using the income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital. Management’s estimated future cash flows for the Softworld and Motion Recruitment Partners reporting units included significant assumptions relating to expected future revenue growth rates, profit margins and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Softworld and Motion Recruitment Partners reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Softworld and Motion Recruitment Partners reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected future revenue growth rates, profit margins and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Softworld and Motion Recruitment Partners reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Softworld and Motion Recruitment Partners reporting units; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to expected future revenue growth rates, profit margins and discount rates. Evaluating management’s assumptions related to expected future revenue growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Softworld and Motion Recruitment Partners reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumptions.

Acquisition of MRP – Valuation of Customer Relationships and A Certain Trade Name

As described in Notes 1 and 4 to the consolidated financial statements, on May 31, 2024, the Company indirectly acquired 100% of the equity interests in MRP for total consideration of $444.8 million. Included in the assets purchased in the MRP acquisition was $88.1 million of customer relationships and $56.5 million of trade names, of which a majority related to a certain trade name. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about expected future revenue growth rates, customer attrition rates, profit margins and discount rates. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about expected future revenue growth rates, royalty rates and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and a certain trade name acquired in the acquisition of MRP is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and certain trade name acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected future revenue growth rates, customer attrition rates, profit margins and discount rate for the customer relationships and expected future revenue growth rates and royalty rate for a certain trade name; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the valuation of the customer relationships and certain trade name acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and certain trade name acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief-from-royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief-from-royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to expected future revenue growth rates, customer attrition rates, profit margins and discount rate for the customer relationships and expected future revenue growth rates and royalty rate for a certain trade name. Evaluating management’s assumptions related to expected future revenue growth rates and profit margins for the customer relationships and expected future revenue growth rates for a certain trade name involved considering (i) the current and past performance of the MRP business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management's assumption related to customer attrition rates for the customer relationships involved considering (i) the historical customer attrition rates of MRP and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit and previous acquisitions. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief-from-royalty methods and (ii) the reasonableness of the discount rate assumption for the customer relationships and the royalty rate assumption for a certain trade name.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 13, 2025

We have served as the Company’s auditor since 1960.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	2024	2023	2022
	(In millions of dollars except per share items)
Revenue from services	$4,331.8	$4,835.7	$4,965.4

Cost of services	3,449.2	3,874.3	3,953.6

Gross profit	882.6	961.4	1,011.8

Selling, general and administrative expenses	818.4	934.7	943.5

Asset impairment charge	13.5	2.4	—

Goodwill impairment charge	72.8	—	41.0

Gain on sale of EMEA staffing operations	(1.6)	—	—

Gain on sale of assets	(5.4)	—	(6.2)

Loss on disposal	—	—	18.7

Earnings (loss) from operations	(15.1)	24.3	14.8

Loss on investment in Persol Holdings	—	—	(67.2)

Loss on currency translation from liquidation of subsidiary	—	—	(20.4)

Other income (expense), net	(6.8)	0.6	1.6

Earnings (loss) before taxes and equity in net earnings of affiliate	(21.9)	24.9	(71.2)

Income tax benefit	(21.3)	(11.5)	(7.9)

Net earnings (loss) before equity in net earnings of affiliate	(0.6)	36.4	(63.3)

Equity in net earnings of affiliate	—	—	0.8

Net earnings (loss)	$(0.6)	$36.4	$(62.5)

Basic earnings (loss) per share	$(0.02)	$0.99	$(1.64)
Diluted earnings (loss) per share	$(0.02)	$0.98	$(1.64)

Average shares outstanding (millions):
Basic	35.5	35.9	38.1
Diluted	35.5	36.3	38.1

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2024	2023	2022
	(In millions of dollars)
Net earnings (loss)	$(0.6)	$36.4	$(62.5)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.2 million, $0.0 million and $0.2 million, respectively	(6.9)	8.0	(7.5)
Less: Reclassification adjustments included in net earnings (loss) - liquidation of Japan subsidiary	—	—	20.4
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	(0.6)	—	4.7
Foreign currency translation adjustments	(7.5)	8.0	17.6

Pension liability adjustments, net of tax benefit of $0.4 million, and net of tax expense of $0.2 million and $0.5 million, respectively	—	0.6	1.5
Less: Reclassification adjustments included in net earnings	0.4	0.1	0.1
Pension liability adjustments	0.4	0.7	1.6

Other comprehensive income (loss), net of tax	(7.1)	8.7	19.2

Comprehensive income (loss)	$(7.7)	$45.1	$(43.3)

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2024	2023
	(In millions of dollars)
Assets
Current Assets
Cash and equivalents	$39.0	$125.8
Trade accounts receivable, less allowances of $8.4 for both years	1,255.5	1,160.6
Prepaid expenses and other current assets	71.0	48.9
Assets held for sale	—	291.3
Total current assets	1,365.5	1,626.6

Noncurrent Assets
Property and equipment:
Property and equipment	140.0	138.1
Accumulated depreciation	(114.2)	(113.5)
Net property and equipment	25.8	24.6
Operating lease right-of-use assets	47.0	47.1
Deferred taxes	330.1	321.1
Retirement plan assets	258.1	230.3
Goodwill, net	304.2	151.1
Intangibles, net	256.3	137.7
Other assets	45.3	43.1
Total noncurrent assets	1,266.8	955.0

Total Assets	$2,632.3	$2,581.6

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2024	2023
	(In millions of dollars)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$613.8	$646.1
Operating lease liabilities	12.3	8.4
Accrued payroll and related taxes	163.9	156.2
Accrued workers' compensation and other claims	19.0	22.1
Income and other taxes	17.5	17.2
Liabilities held for sale	—	169.9
Total current liabilities	826.5	1,019.9

Noncurrent Liabilities
Long-term debt	239.4	—
Operating lease liabilities	50.9	42.9
Accrued workers' compensation and other claims	33.8	40.9
Accrued retirement benefits	239.9	217.4
Other long-term liabilities	7.2	6.8
Total noncurrent liabilities	571.2	308.0

Commitments and contingencies (See Commitments and Contingencies footnotes)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2024 and 2023	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2024 and 2023	3.3	3.3
Treasury stock, at cost
Class A common stock, 3.6 million shares at 2024 and 3.2 million shares at 2023	(60.8)	(56.7)
Class B common stock	(0.6)	(0.6)
Paid-in capital	34.2	30.6
Earnings invested in the business	1,230.2	1,241.7
Accumulated other comprehensive income (loss)	(6.9)	0.2
Total stockholders' equity	1,234.6	1,253.7

Total Liabilities and Stockholders' Equity	$2,632.3	$2,581.6

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	2024	2023	2022
	(In millions of dollars)
Capital Stock
Class A common stock
Balance at beginning of year	$35.2	$35.1	$36.7
Conversions from Class B	—	0.1	—
Share retirement	—	—	(1.6)
Balance at end of year	35.2	35.2	35.1

Class B common stock
Balance at beginning of year	3.3	3.4	3.4
Conversions to Class A	—	(0.1)	—
Balance at end of year	3.3	3.3	3.4

Treasury Stock
Class A common stock
Balance at beginning of year	(56.7)	(19.5)	(14.5)
Net issuance of stock awards and other	5.9	5.0	2.8
Purchase of treasury stock	(10.0)	(42.2)	(7.8)
Balance at end of year	(60.8)	(56.7)	(19.5)

Class B common stock
Balance at beginning of year	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—
Balance at end of year	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of year	30.6	28.0	23.9
Net issuance of stock awards	3.6	2.6	4.1
Balance at end of year	34.2	30.6	28.0

Earnings Invested in the Business
Balance at beginning of year	1,241.7	1,216.3	1,315.0
Net earnings (loss)	(0.6)	36.4	(62.5)
Dividends	(10.9)	(11.0)	(10.6)
Share retirement	—	—	(25.6)
Balance at end of year	1,230.2	1,241.7	1,216.3

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	0.2	(8.5)	(27.7)
Other comprehensive income (loss), net of tax	(7.1)	8.7	19.2
Balance at end of year	(6.9)	0.2	(8.5)
Stockholders’ Equity at end of year	$1,234.6	$1,253.7	$1,254.2

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2024	2023	2022
	(In millions of dollars)
Cash flows from operating activities:
Net earnings (loss)	$(0.6)	$36.4	$(62.5)
Adjustments to reconcile net earnings to net cash from operating activities:
Asset impairment charge	13.5	2.4	—
Goodwill impairment charge	72.8	—	41.0
Deferred income taxes	(27.8)	(24.9)	(72.1)
Loss on disposal	—	—	18.7
Depreciation and amortization	40.2	33.9	33.4
Operating lease asset amortization	10.7	16.2	18.5
Provision for credit losses and sales allowances	(0.1)	1.6	1.5
Stock-based compensation	11.8	9.7	7.8
Gain on sale of equity securities	(0.6)	(2.0)	—
(Gain) loss on forward contract	(1.2)	3.6	—
Gain on sale of EMEA staffing operations	(1.6)	—	—
Gain on sale of assets	(5.4)	—	(6.2)
Loss on investment in Persol Holdings	—	—	67.2
Loss on currency translation from liquidation of subsidiary	—	—	20.4
Gain on foreign currency remeasurement	—	—	(5.5)
Equity in net earnings of PersolKelly Pte. Ltd.	—	—	(0.8)
Other, net	(7.6)	1.8	3.3
Changes in operating assets and liabilities, net of acquisitions	(77.2)	(2.0)	(141.0)
Net cash from (used in) operating activities	26.9	76.7	(76.3)

Cash flows from investing activities:
Capital expenditures	(11.1)	(15.3)	(12.0)
Proceeds from sale of EMEA staffing operations, net of cash disposed	77.1	—	—
Proceeds from sale of assets	4.3	—	10.1
Acquisition of companies, net of cash received	(431.9)	—	(143.1)
Cash disposed from sale of Russia, net of proceeds	—	—	(6.0)
Proceeds from sale of Persol Holdings investment	—	—	196.9
Proceeds from sale of equity method investment	—	—	119.5
Other investing activities	—	1.2	2.1
Net cash (used in) from investing activities	(361.6)	(14.1)	167.5

Cash flows from financing activities:
Net change in short-term borrowings	—	(0.7)	0.8
Proceeds from long-term debt	1,340.2	—	—
Payments on long-term debt	(1,100.8)	—	—
Financing lease payments	—	(1.2)	(1.4)
Dividend payments	(10.9)	(11.0)	(10.6)
Payments of tax withholding for stock awards	(2.5)	(1.8)	(0.9)
Buyback of common shares	—	—	(27.2)
Purchase of treasury stock	(10.0)	(42.2)	(7.8)
Contingent consideration payments	—	(2.5)	(3.3)
Other financing activities	(1.2)	(0.2)	(0.2)
Net cash from (used in) financing activities	214.8	(59.6)	(50.6)

Effect of exchange rates on cash, cash equivalents and restricted cash	(2.1)	2.2	2.3

Net change in cash, cash equivalents and restricted cash	(122.0)	5.2	42.9
Cash, cash equivalents and restricted cash at beginning of year	167.6	162.4	119.5

Cash, cash equivalents and restricted cash at end of year(1)	$45.6	$167.6	$162.4

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheet:

	2024	2023	2022
	(In millions of dollars)
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and equivalents	$39.0	$125.8	$153.7
Cash included in assets held for sale	—	33.5	—
Restricted cash included in prepaid expenses and other current assets	0.2	0.3	0.1
Noncurrent assets:
Restricted cash included in other assets	6.4	8.0	8.6
Cash, cash equivalents and restricted cash at end of year	$45.6	$167.6	$162.4

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. is a specialty talent and workforce solutions provider operating throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 29, 2024 (2024), December 31, 2023 (2023) and January 1, 2023 (2022), all of which contained 52 weeks. Period costs included in selling, general and administrative ("SG&A") expenses are recorded on a calendar-year basis. The Company’s equity method investment in PersolKelly Pte. Ltd. was accounted for on a one-quarter lag prior to the sale of the majority of the investment in the first quarter of 2022 (see Investment in PersolKelly Pte. Ltd. footnote). Any material transactions in the intervening period were disclosed or accounted for in the current reporting period.

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

Foreign Currency Forward Contracts The Company is exposed to foreign currency fluctuations and enters into foreign currency forward contracts to manage foreign currency risk. Forward contracts may be designated as a fair value hedge, while other forward contracts are not designated as hedging instruments. Both are used to reduce the exposure to variability in certain expected future cash flows. The Company records designated and non-designated derivatives at mark-to-market with gains and losses recognized in earnings according to their designation on the consolidated statements of earnings. See the Fair Value Measurements footnote for further detail on specific forward contracts including each respective line item in which gains and losses are recorded. We are permitted to net the fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. Since these conditions have been met, we elected to employ net presentation of derivative assets and liabilities.

Interest Rate Swap Contract The Company is exposed to interest rate fluctuation and enters into interest rate swap contracts that are not designated as hedging instruments to manage fluctuations on our securitization facility due to Secured Overnight Financing Rate ("SOFR") variances (see Fair Value Measurements footnote). The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in other income (expense), net on the consolidated statements of earnings. We are permitted to net the fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. Since these conditions have been met, we elected to employ net presentation of derivative assets and liabilities.

Revenue Recognition Revenues are recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenues are recorded net of any sales, value added, or similar taxes collected from our customers. We generate revenue from: the hourly sales of

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
services by our temporary employees to customers ("staffing services" revenue), the recruiting of permanent employees for our customers ("permanent placement" revenue), and through our talent fulfillment and outcome-based activities ("talent solutions" and "outcome-based services" revenue).

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Unsatisfied Performance Obligations
In accordance with the applicable guidance, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $9.6 million in 2024, $7.8 million in 2023 and $6.4 million in 2022.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Cost and estimated useful lives of property and equipment by function are as follows (in millions of dollars):

Category	2024	2023	Useful Life
Land	$—	$—		—
Work in process	2.3	6.7		—
Buildings and improvements	0.4	0.4		30	years
Computer hardware and software	119.9	123.1	3	to	12 years
Equipment, furniture and fixtures	10.9	22.6		5	years
Leasehold improvements	6.5	13.1	HQ: 15 years
			Branches: Lesser of the lease or 5 years
Total property and equipment	$140.0	$165.9

The property and equipment at cost for 2023 in the table above includes $27.8 million of assets held for sale (see Acquisitions and Dispositions footnote). The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use as required by the Internal-Use Software Subtopic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Work in process represents capitalized costs for internal-use software not yet in service. Depreciation expense was $12.5 million for 2024, $12.4 million for 2023 and $13.6 million for 2022.

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

Amortization expense was $11.6 million for 2024, $6.9 million for 2023, and $4.2 million for 2022. The related accumulated amortization totaled $23.5 million in 2024 and $14.2 million in 2023, of which $2.3 million was held for sale. Capitalized amounts related to such arrangements are recorded within prepaid and other current assets and non-current other assets in the consolidated balance sheet. The Company had $4.5 million as of year-end 2024 and $4.9 million, of which $0.1 million was held for sale, as of year-end 2023 recorded in prepaid expenses and other current assets in the consolidated balance sheet. The Company had $41.4 million as of year-end 2024 and $27.3 million, of which $3.4 million was held for sale, as of year-end 2023 recorded in non-current other assets in the consolidated balance sheet related to capitalized cloud computing arrangements (see Other Assets).

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

Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the acquisition date fair value of net assets acquired. Purchased intangible assets are primarily comprised of acquired trade names and customer relationships that are recorded at fair value at the date of acquisition. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about expected future revenue growth rates, royalty rates and discount rates. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about expected future revenue growth rates, customer attrition rates, profit margins and discount rates.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

We may first use a qualitative assessment ("step zero") for the annual impairment test if we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value. The step zero analysis includes making judgments and assessments to determine whether any events or circumstances have occurred that makes it more likely than not that the fair value of a reporting unit is less than its carrying amount. In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events and events affecting a reporting unit.

If we elect to forgo the qualitative assessment for a reporting unit, goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value ("step one"). If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.

For the step one quantitative test, we determine the fair value of our reporting units using the income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting unit. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used the following significant assumptions: expected future revenue growth rates, profit margins and discount rates.

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

Accounts Payable Included in accounts payable balances are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $5.1 million and $1.2 million at year-end 2024 and 2023, respectively.

Accrued Payroll and Related Taxes Included in current accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $11.4 million and $9.6 million at year-end 2024 and 2023, respectively. Payroll taxes for temporary employees are recognized proportionately to direct wages for interim periods based on expected full-year amounts.

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

Interest and penalties related to income taxes are classified as income tax expense. U.S. taxes on global intangible low-taxed income ("GILTI") are accounted for as incurred.

Stock-Based Compensation The Company may grant restricted stock awards and units (collectively, “restricted stock”) and performance awards of the Company's Class A stock to key employees. The Company utilizes the market price on the date of grant as the fair value for restricted stock and the market price on the date of grant less the present value of the expected dividends not received during the vesting period for performance awards. The value of awards is recognized as expense, net of forfeitures as they occur, over the requisite service periods in SG&A expenses in the Company’s consolidated statements of earnings.

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Revenue

Revenue Disaggregated by Service Type

Kelly has four operating segments: Professional & Industrial ("P&I"), Science, Engineering & Technology ("SET"), Education, and Outsourcing & Consulting Group ("Outsourcing & Consulting," "OCG"). Prior to 2024, the Company also had an International operating segment (see Segment Disclosures footnote). Following the sale of the Company's EMEA staffing operations in January 2024 (see Acquisitions and Dispositions footnote), the Mexico operations, which were previously in our International segment, are now included in our P&I segment. The 2023 and 2022 P&I segment information has been recast to conform to the new structure. Other than OCG, each segment delivers talent through staffing services, permanent placement or outcome-based services. Our OCG segment delivers talent solutions including managed service provider ("MSP"), payroll process outsourcing ("PPO"), recruitment process outsourcing ("RPO"), and talent advisory services. Our SET segment also offers talent solutions resulting from the acquisition of Motion Recruitment Partners, LLC, which is included in the SET segment (see Acquisitions and Dispositions footnote).

The following table presents our segment revenues disaggregated by service type (in millions of dollars):

	December Year to Date
	2024	2023	2022
Professional & Industrial
Staffing services	$956.9	$1,014.2	$1,229.5
Permanent placement	9.7	14.0	30.3
Outcome-based services	504.1	511.3	450.1
Total Professional & Industrial	1,470.7	1,539.5	1,709.9

Science, Engineering & Technology
Staffing services	945.3	792.7	869.0
Permanent placement	29.5	17.8	29.7
Outcome-based services	421.5	380.3	366.7
Talent solutions	26.5	—	—
Total Science, Engineering & Technology	1,422.8	1,190.8	1,265.4

Education
Staffing services	966.0	834.9	627.8
Permanent placement	6.3	7.0	8.4
Total Education	972.3	841.9	636.2

Outsourcing & Consulting
Talent solutions	468.3	454.7	468.0
Total Outsourcing & Consulting	468.3	454.7	468.0

International
Staffing services	—	790.0	851.4
Permanent placement	—	20.7	21.2
Talent solutions	—	1.4	14.4
Total International	—	812.1	887.0

Total Intersegment	(2.3)	(3.3)	(1.1)

Total Revenue from Services	$4,331.8	$4,835.7	$4,965.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregated by Geography

Our operations are subject to different economic and regulatory environments depending on geographic location. Our P&I and Education segments operate in the Americas region, our SET segment operates in the Americas and Europe regions, and our OCG segment operates in the Americas, Europe and Asia-Pacific regions. In 2023 and 2022, our International segment included our staffing operations in Europe as well as Mexico, which is included in the Americas region. Our Russian operations were sold in the third quarter of 2022 (see Acquisitions and Dispositions footnote).

The below table presents our revenues disaggregated by geography (in millions of dollars):

	December Year to Date
	2024	2023	2022
Americas
United States	$3,876.9	$3,555.8	$3,671.5
Canada	188.6	189.8	168.2
Puerto Rico	108.0	107.0	112.4
Mexico	60.7	75.7	46.5
Total Americas Region	4,234.2	3,928.3	3,998.6

Europe
Switzerland	4.0	224.2	222.8
France	0.4	194.4	199.4
Portugal	—	189.4	169.5
Italy	—	63.9	69.3
Russia	—	—	63.4
Other	37.5	191.8	200.3
Total Europe Region	41.9	863.7	924.7

Total Asia-Pacific Region	55.7	43.7	42.1

Total Kelly Services, Inc.	$4,331.8	$4,835.7	$4,965.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The below table presents revenue from our SET, OCG and former International segment, which previously included our Mexico operations, disaggregated by geographic region (in millions of dollars):

	December Year to Date
	2024	2023	2022
Science, Engineering & Technology
Americas	$1,412.1	$1,175.2	$1,250.3
Europe	10.7	15.6	15.1
Total Science, Engineering & Technology	$1,422.8	$1,190.8	$1,265.4

Outsourcing & Consulting
Americas	$381.4	$375.0	$403.3
Europe	31.2	36.0	22.6
Asia-Pacific	55.7	43.7	42.1
Total Outsourcing & Consulting	$468.3	$454.7	$468.0

International
Europe	$—	$812.1	$887.0
Total International	$—	$812.1	$887.0

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $1.8 million as of year-end 2024 and $3.4 million as of 2023. Amortization expense for the deferred costs was $6.7 million for 2024, $7.7 million for 2023 and $10.1 million for 2022. As of year-end 2024, there was no impairment loss in relation to the costs capitalized.

3. Credit Losses

The rollforward of our allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	December Year to Date
	2024	2023	2022
Allowance for credit losses:
Beginning balance	$8.0	$7.7	$9.4
Current period provision	0.6	2.1	1.3
Currency exchange effects	(0.3)	0.3	(0.2)
Disposition of EMEA staffing operations	(2.4)	—	—
Write-offs	(1.0)	(2.1)	(2.8)
Ending balance	$4.9	$8.0	$7.7

Write-offs are presented net of recoveries, which were not material for December year-to-date 2024, 2023 and 2022. As of year-end 2024, the Company has a receivable of $16.4 million related to the sale of our EMEA staffing operations (see Acquisitions and Dispositions footnote). The Company has determined that no credit loss provision is required on this receivable as it is considered collectible. There were no long-term customer receivables in 2024, 2023 and 2022. No allowances related to other receivables were material for December year-to-date 2024, 2023 and 2022.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Acquisitions and Dispositions

Acquisitions

Children's Therapy Center

On November 13, 2024, Kelly Services USA, LLC ("KSU"), a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding limited liability company interests of Children's Therapy Center ("CTC"). CTC specializes in occupational, physical, and speech therapy for children and will expand the Company's growth opportunities in therapeutic services. Under terms of the purchase agreement, the purchase price of $3.3 million was adjusted for cash held by CTC at the closing date and estimated working capital adjustments, resulting in the company paying cash of $3.1 million. Goodwill generated from the acquisition of $3.0 million was primarily attributable to expanding market potential and was assigned to the Education operating segment (see Goodwill and Intangible Assets footnote). CTC's results of operations are included in the Education segment. Pro forma results of operations for this acquisition have not been presented as the acquisition does not have a material impact to the consolidated statements of earnings.
Motion Recruitment Partners

On May 31, 2024, the Company indirectly acquired 100% of the equity interests in Motion Recruitment Partners, LLC ("MRP") by way of a merger with MRP Merger Sub, Inc. ("Merger Sub"), a newly-formed, wholly owned subsidiary of the Company, with and into MRP Topco ("Topco"), the indirect parent company of MRP and Littlejohn Fund V, L.P. ("Littlejohn"), with Topco surviving the merger (the "Merger"). MRP is a parent company to a group of leading global talent solutions providers and the acquisition is expected to strengthen the scale and capabilities of Kelly's solutions portfolio. Under terms of the merger agreement, the $425.0 million purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million. The acquisition was funded with cash on hand and available credit facilities (see Debt footnote). Total consideration included $3.4 million of contingent consideration related to an earnout payment with a maximum potential cash payment of $60.0 million in the event certain financial metrics are met per the terms of the agreement. The earnout payment is based upon a multiple of gross profit in excess of an agreed-upon amount during the earnout period, defined as the 12 months ending March 31, 2025, and any necessary payment is due to the seller in the second quarter of 2025. The initial fair value of the earnout was established using a Monte Carlo simulation model, reassessed quarterly, and was written down to zero in the fourth quarter of 2024 (see Fair Value Measurements footnote). In the fourth quarter of 2024, the Company paid a post-close net working capital adjustment of $1.4 million. The merger agreement contains representations and warranties and covenants customary for a transaction of this nature. The total consideration is as follows (in millions of dollars):

Cash consideration paid	$425.0
Estimated cash acquired	13.6
Estimated net working capital adjustment	1.4
Total cash consideration	440.0
Additional consideration payable	3.4
Net working capital adjustment	1.4
Total consideration	$444.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The fair value of the acquired receivables represents the contractual value net of the allowance for potentially uncollectible accounts. Included in the assets purchased in the MRP acquisition was $145.9 million of intangible assets, made up of $88.1 million in customer relationships, $56.5 million associated with MRP's trade names, and $1.3 million for non-compete agreements. The customer relationships are amortized over 15 years with no residual value, the trade names are amortized over 10-15 years with no residual value, and the non-compete agreements are amortized over four years with no residual value. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue and operational synergies and was assigned to the SET operating segment (see Goodwill and Intangible Assets footnote). None of the goodwill generated from the acquisition is expected to be deductible for tax purposes.

MRP's results of operations are included in the SET segment. For year-end 2024, our consolidated revenues and net earnings (loss) include $285.8 million and $4.2 million of earnings from MRP, respectively.

Pro Forma Information

The following unaudited pro forma information presents a summary of the operating results as if the MRP acquisition had been completed as of January 2, 2023 (in millions of dollars):

	2024	2023
Pro forma revenues	$4,552.2	$5,389.8
Pro forma net earnings (loss)	$(4.9)	$30.8

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Pediatric Therapeutic Services

In the second quarter of 2022, KSU, a wholly owned subsidiary of the Company, acquired 100% of the membership interests of Pediatric Therapeutic Services ("PTS") for a purchase price of $82.1 million. PTS is a specialty firm that provides and manages various state and federally mandated in-school therapy services. This acquisition expanded Education's K-12 solution offering in the education staffing market and served as an entry point into the therapeutic services market. Under terms of the purchase agreement, the purchase price was adjusted for cash held by PTS at the closing date and estimated working capital adjustments resulting in the Company paying cash of $85.7 million. PTS's results of operations are included in the Education segment.

RocketPower

In the first quarter of 2022, the Company acquired Rocket Power Holdings LLC and Rocket Power Ops LLC (collectively, "RocketPower") and acquired 100% of the issued and outstanding membership interests of RocketPower for a purchase price of $59.3 million. RocketPower is a provider of RPO solutions to U.S. high-tech companies. This acquisition expanded OCG's RPO solution and delivery offering and enhanced the specialty RPO strategy and expertise within the high-tech industry. Under terms of the purchase agreement, the purchase price was adjusted for cash held by RocketPower at the closing date and estimated working capital adjustments resulting in the Company paying cash of $61.8 million. RocketPower's results of operations are included in the OCG segment.

Goodwill generated from the acquisition was primarily attributable to expected synergies from combining operations and expanding market potential and was assigned to the OCG operating segment. In 2022, changes in market conditions triggered interim impairment tests for both long-lived assets and goodwill, resulting in the Company recording a goodwill impairment charge of $41.0 million (see Goodwill and Intangible Assets footnote).

Dispositions

Disposition of EMEA Staffing Operations

On January 2, 2024, the Company completed the sale of its EMEA staffing operations ("disposal group"), which was included in the Company's International operating segment, to Gi Group Holdings S.P.A. ("Gi"). Upon closing, the Company received cash proceeds of $110.6 million, or $77.1 million net of cash disposed, which is included in investing activities in the consolidated statements of cash flows. The Company expects to receive additional net cash proceeds to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. The Company will not receive any proceeds from the contingent consideration opportunity associated with the transaction. In the first quarter of 2024, the Company recorded a euro-denominated receivable from Gi of $26.9 million representing the adjustments that were determinable and expected to be received. In the second quarter of 2024, the Company recorded negative working capital and other adjustments of $10.1 million, which reduced the net receivable from Gi to $16.8 million. As of year-end 2024, the net receivable is $16.4 million, with the change of $0.4 million from the second quarter reflecting foreign currency remeasurements. The Company is actively reconciling the receivable in accordance with the purchase agreement and expects it to be settled upon completion of this process. The receivable is included in prepaid expenses and other current assets in the consolidated balance sheet and included in the gain on the transaction. The total gain on the transaction at year-end 2024 is $1.6 million, which is recorded in the gain on sale of EMEA staffing operations in the consolidated statements of earnings.

The disposal group did not meet the requirements to be classified as discontinued operations as the sale did not have a material effect on the Company's operations and did not represent a strategic shift in the Company's strategy. As of December 31, 2023, the disposal group was classified as held for sale and held at its carrying value. Our consolidated earnings from operations in 2023 included earnings of $4.3 million from the EMEA staffing operations.

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

Disposition of Russia Operations

On July 20, 2022, the Company completed the sale of its Russia operations, which was included in the Company's International operating segment. The Company received cash proceeds of $7.4 million, which was less than the cash disposed of in the sale, resulting in investing cash outflows of $6.0 million in the consolidated statements of cash flows. The transaction resulted in a loss on the sale of $18.7 million, which was recorded in loss on disposal in the consolidated statements of earnings. The Russia operations did not meet the requirements to be classified as discontinued operations as the sale did not have a material effect on the Company's operations and did not represent a strategic shift in the Company's strategy. Our consolidated revenue for the year ended 2022 included $63.4 million from the Russia operations and our consolidated earnings before taxes for the year ended 2022 included $1.4 million from the Russia operations.

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

After the sale, the Company has a 2.5% ownership interest in the JV and discontinued its use of equity method accounting. The remaining investment is accounted for as an equity investment without a readily determinable fair value (see Fair Value Measurements footnote). The equity investment, included in other assets on the Company's consolidated balance sheet, totaled $6.4 million as of year-end 2024 and year-end 2023.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Fair Value Measurements

Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities. Our long-term debt is related to revolving credit agreements and their carrying values approximate fair value as the interest rates are variable and reflect current market rates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of year-end 2024 and 2023 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. There were no transfers between Level 1, Level 2 and Level 3 assets or liabilities in 2024 or 2023.

	As of Year-End 2024
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$6.4	$6.4	$—	$—
Total assets at fair value	$6.4	$6.4	$—	$—

Interest rate swaps	$(0.4)	$—	$(0.4)	$—
EMEA staffing indemnification	(2.0)	—	—	(2.0)
Brazil indemnification	(1.7)	—	—	(1.7)
Total liabilities at fair value	$(4.1)	$—	$(0.4)	$(3.7)
	As of Year-End 2023
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$42.5	$42.5	$—	$—
Total assets at fair value	$42.5	$42.5	$—	$—

Brazil indemnification	$(3.0)	$—	$—	$(3.0)
Foreign currency forward contract, net	(3.6)	—	(3.6)	—
Total liabilities at fair value	$(6.6)	$—	$(3.6)	$(3.0)

Money market funds
Money market funds represent investments in money market funds that hold government securities, of which $6.4 million as of year-end 2024 and $8.0 million as of year-end 2023 are restricted as to use and are included in other assets in the consolidated balance sheet. The money market funds that are restricted as to use account for the majority of our restricted cash balance and represents cash balances that are required to be maintained to fund disability claims in California. The remaining money market funds as of year-end 2023 are included in cash and equivalents in the consolidated balance sheet. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Forward contracts
On February 8, 2024, the Company entered into a foreign currency forward contract with a notional amount of €17.0 million to manage the foreign currency risk associated with expected additional proceeds related to the sale of our EMEA staffing operations (see Acquisitions and Dispositions footnote). The expected proceeds are recorded as a euro-denominated receivable which is remeasured quarterly. The forward contract was designated as a fair value hedge, with the mark-to-market changes of the forward contract offsetting the mark-to-market changes of the receivable in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. The contract was valued using observable inputs, such as foreign currency exchange rates, and was considered a level 2 liability. In the fourth quarter of 2024, the Company settled the contract with a $0.4 million cash payment and recognized a corresponding loss of $0.4 million on the contract. As of year-end 2024, there is no asset or liability related to the forward contract.

On November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90.0 million to manage the foreign currency risk associated with the sale of our EMEA staffing operations, which was completed on January 2, 2024. This contract was not designated as a hedging instrument; therefore, it was marked-to-market and the changes in fair value were recognized in earnings. The Company's foreign currency forward contract was valued using observable inputs, such as foreign currency exchange rates, and was considered a level 2 liability. The Company recorded an unrealized loss of $3.6 million for the year ended 2023 and had a net liability associated with the forward contract of $3.6 million as of year-end 2023. The Company settled the forward contract on January 5, 2024 for $2.4 million of cash. Accordingly, the Company recognized a gain of $1.2 million in the first quarter of 2024 in other income (expense), net on the consolidated statements of earnings, which partially offsets the $3.6 million loss recognized in 2023, for a total loss of $2.4 million on the contract.

Interest rate swaps
On July 17, 2024, the Company entered into two interest rate swaps with a notional value of $50.0 million each to manage fluctuations on our securitization facility due to SOFR variances (see Debt footnote). These contracts were not designated as hedging instruments; therefore, the mark-to-market fair value changes and the cash settlements on the swaps are recognized in earnings. The Company's interest rate swaps were valued with assistance from a third party based on pricing models using observable inputs, such as SOFR forward rates, and are considered level 2 liabilities, which will be remeasured quarterly. As of year-end 2024, the Company recorded a liability totaling $0.4 million related to the mark-to-market fair value change of the interest rate swaps in accounts payable and accrued liabilities in the consolidated balance sheet. In 2024, the Company recorded a total loss of $0.2 million. This loss includes $0.4 million related to mark-to-market changes in fair value, which was partially offset by the impact of cash settlements of $0.2 million, in other income (expense), net in the consolidated statements of earnings.

Indemnification liabilities
As of year-end 2024, the Company has an indemnification liability totaling $2.0 million related to the sale of the EMEA staffing operations in January 2024. The liability is included in other long-term liabilities in the consolidated balance sheet and the associated expense is included in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences for an indefinite term. The Company's maximum exposure under these indemnifications is not estimable at this time due to uncertainties to potential outcomes and the facts and circumstances involved in the agreement. Management believes the risk of material exposure is remote. The initial valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability and is measured on a recurring basis. During 2024, the Company recognized a decrease of $0.1 million to the indemnification liability related to exchange rate fluctuations in other income (expense), net in the consolidated statements of earnings.

As year-end 2024, the Company has an indemnification liability related to the 2020 sale of the Brazil operations totaling $1.7 million with $0.9 million in accounts payable and accrued liabilities and $0.8 million in other long-term liabilities, and $3.0 million as of year-end 2023 with $0.1 million in accounts payable and accrued liabilities and $2.9 million in other long-term liabilities on the consolidated balance sheet. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification will not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis. In 2024, the Company recognized a decrease of $0.7 million to the

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
indemnification liability related to exchange rate fluctuations and was also reduced by $0.7 million as a result of the fourth quarter reassessment of the liability, both of which are recorded in other income (expense), net in the consolidated statements of earnings.

Earnout liabilities
The Company recorded an initial earnout liability relating to the 2024 acquisition of MRP totaling $3.4 million in accounts payable and accrued liabilities in the consolidated balance sheet (see Acquisitions and Dispositions footnote). The valuation of the earnout liability was initially established using the Monte Carlo simulation model and represented the fair value and is considered a level 3 liability. The maximum total cash payment which may be due related to the earnout liability is $60.0 million. In the fourth quarter 2024, the liability was reassessed and the fair value was determined to be zero. As such, there is no liability recorded related to the earnout as of year-end 2024.

The Company recorded an earnout liability relating to the 2020 acquisition of Greenwood/Asher, with a remaining liability of $3.3 million at year-end 2022. The initial valuation of the earnout liability was established using a Black Scholes model and represented the fair value and was considered a level 3 liability. During the first quarter of 2023, the Company paid the remaining earnout liability totaling $3.3 million, representing the year two portion of the earnout. In the consolidated statements of cash flows, $1.4 million of the payment was reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities. There was no remaining earnout liability as of year-end 2023. During the first quarter of 2022, the Company paid the year one portion of the earnout totaling $2.3 million. In the consolidated statements of cash flows, $0.7 million is reflected as a financing activity representing the initial fair value of the earnout, with the remainder flowing through operating activities.

Equity Investments Without Readily Determinable Fair Value

In 2022, the Company invested in equity securities with an initial investment of $0.4 million which was included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. In the fourth quarter of 2024, the Company entered into a transaction to sell a portion of its shares with a carrying value of $0.1 million, representing total cost plus observable price changes to date. As a result of the sale, the Company recorded a gain of $0.6 million in other income (expense), net in the consolidated statements of earnings. Additionally, as a result of the sale, the value of the remaining investment was remeasured to $3.5 million based on observable prices changes and an unrealized gain of $3.2 million was recorded in other income (expense), net in the consolidated statements of earnings.

The Company holds a 2.5% interest in PersolKelly Pte. Ltd. (see Investment in PersolKelly Pte. Ltd. footnote) which is measured using the measurement alternative for equity investments without a readily determinable fair value. The investment totaled $6.4 million as of year-end 2024 and 2023, representing total cost plus observable price changes to date.

Assets Measured at Fair Value on a Nonrecurring Basis

In addition to assets that are recorded at fair value on a recurring basis, annual and interim impairment tests may subject our reporting units with goodwill and long-lived assets to nonrecurring fair value measurement. We performed our annual impairment test for goodwill in the fourth quarter of each year and for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Refer to the Goodwill and Intangible Assets footnote for additional details on impairment charges related to years-ended 2024 and 2022. There were no goodwill or intangible asset impairment charges recorded in 2023.

The various inputs to the fair value models are considered level 3. Refer to the Significant Accounting Policies footnote for additional details on the valuation methodologies and inputs used to measure fair value.

8. Restructuring and Transformation Activities

2024 Actions

Restructuring and transformation charges for the year-ended 2024 were $6.1 million as a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. The transformation activities

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
consisted of $3.0 million of severance charges and $3.1 million of costs to execute the transformation. The severance and transformation costs are recorded in SG&A expenses in the consolidated statements of earnings.

Additionally, in 2024, the Company recognized an impairment charge of $13.5 million primarily for certain ROU assets related to our leased headquarters facility reflecting adjustments as to how we are utilizing the building as a part of our ongoing transformation efforts. The impairment charges related to the ROU assets are recorded in the asset impairment charge in the consolidated statements of earnings.

The restructuring and transformation costs included in SG&A are detailed below for December year-to-date 2024 (in millions of dollars):

	Severance Costs	Transformation Costs	Total

Professional & Industrial	$0.3	$—	$0.3
Science, Engineering & Technology	0.3	—	0.3
Outsourcing & Consulting	0.4	—	0.4
Corporate	2.0	3.1	5.1
Total	$3.0	$3.1	$6.1

2023 Actions

In the first quarter of 2023, the Company undertook restructuring actions to further our cost management efforts in response to the demand levels and to reflect a repositioning of our P&I staffing business to better capitalize on opportunities in local markets. Restructuring costs incurred in the first quarter of 2023 related to these efforts totaled $5.7 million, which included $4.6 million of severance and $1.1 million of lease termination and other expenses and were recorded entirely in SG&A expenses in the consolidated statements of earnings.

In the second quarter of 2023, the Company announced a comprehensive transformation initiative that included actions to further streamline the Company's operating model to enhance organizational efficiency and effectiveness. The total costs incurred related to these transformation activities in 2023 totaled $32.2 million. The transformation activities included $17.7 million of costs to execute the transformation initiatives through the use of an external consultant, severance of $11.6 million, a $2.4 million impairment charge for ROU assets related to an unoccupied office space lease and $0.5 million of lease termination costs. The impairment charge related to the ROU assets was recorded in the asset impairment charge in the consolidated statements of earnings. The costs to execute, the severance, and lease termination costs were recorded in SG&A expenses in the consolidated statements of earnings, as detailed further below.

In connection with the sale of our EMEA staffing operations in the first quarter of 2024 (see Acquisitions and Dispositions footnote), there was an additional amount of severance costs for $3.1 million incurred in the fourth quarter of 2023 that was related to the sale and recorded in SG&A expenses in the consolidated statements of earnings and included in the table below.

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

Accrual Summary

A summary of our global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below (in millions of dollars):

Balance as of year-end 2022	$0.3
Accruals	40.6
Reductions for cash payments	(23.8)
Accrual adjustments	(2.0)
Balance as of year-end 2023	15.1
Accruals	6.6
Reductions for cash payments	(19.4)
Disposition of EMEA staffing operations	(1.5)
Accrual adjustments	(0.5)
Balance as of year-end 2024	$0.3

The remaining balance of $0.3 million as of year-end 2024 primarily represents severance costs and the majority is expected to be paid by first quarter-end 2025. No material adjustments are expected to be recorded.

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years 2024 and 2023 are included in the table below (in millions of dollars):

	Science, Engineering & Technology	Education	Total
Balance as of year-end 2022	$111.3	$39.8	$151.1
Additions	—	—	—
Impairment adjustments	—	—	—
Balance as of year-end 2023	111.3	39.8	151.1
Additions	222.9	3.0	225.9
Impairment adjustments	(72.8)	—	(72.8)
Balance as of year-end 2024	$261.4	$42.8	$304.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our SET reportable segment includes goodwill acquired in the second quarter of 2021 and 2024, related to our Softworld and MRP reporting units, respectively. Our Education reportable segment includes goodwill acquired in the fourth quarter of 2020, second quarter of 2022 and fourth quarter of 2024, related to our Education and PTS reporting units, respectively. (See the Acquisitions and Dispositions footnote for more details regarding each acquisition.)

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

2024 Goodwill Impairment Assessment

In the fourth quarter of 2024, we performed our annual goodwill impairment testing. For the PTS and Education reporting units, we performed step zero qualitative analyses and have concluded that there are no indications that the fair values of the PTS and Education reporting units are less than their respective carrying values and therefore no further testing was required. For the Softworld and MRP reporting units, our annual goodwill impairment testing included step one quantitative tests. As a result of the MRP quantitative assessment, we determined that the estimated fair value of the MRP reporting unit was more than its carrying value. The estimated fair value of the MRP reporting unit exceeded the carrying value by less than 10%. If current expectations of future revenue and profit margins are not met, or if market factors outside of our control change significantly, including discount rate, then the goodwill of the MRP reporting unit may be impaired in the future, resulting in goodwill impairment charges.

As a result of the Softworld quantitative assessment, the Company determined that Softworld's estimated fair value of the reporting unit no longer exceeded the carrying value. Softworld's 2024 financial performance was lower than internal projections due to continued challenging market conditions. As a result, management’s expectation for near-term financial performance and projected long-term growth rates were revised accordingly. These changes in circumstances were also indicators that the respective long-lived assets may not be recoverable. Softworld has definite-lived intangible assets, consisting of trade names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives. We performed a long-lived asset recoverability test for Softworld and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. Based on the result of our annual goodwill impairment test, we recorded an impairment charge of $72.8 million, which was included in goodwill impairment charge in the consolidated statements of earnings for the year ended 2024, to write-off a portion of Softworld's goodwill balance. Included in the impairment charge was an $18.4 million tax benefit associated with the impairment. The remaining goodwill balance for the Softworld reporting unit was $38.5 million as of year-end 2024. If current expectations of future revenue and profit margins are not met, or if market factors outside of our control change significantly, including discount rate, then the goodwill of the Softworld reporting unit may be further impaired in the future, resulting in goodwill impairment charges.

2023 Goodwill Impairment Assessment

In the fourth quarter of 2023, we performed our annual goodwill impairment testing, which included a step one quantitative test for the Softworld and PTS reporting units. As a result of the quantitative assessment, we determined that the estimated fair value of the Softworld and PTS reporting units was more than its carrying value. Additionally, we performed a step zero qualitative analysis for the Education reporting unit to determine whether a further quantitative analysis was necessary and concluded that a step one quantitative analysis was not necessary. As a result of the quantitative and qualitative assessments, the Company determined goodwill related to these reporting units was not impaired. As of year-end 2023, the estimated fair value of the Softworld reporting unit exceeded the carrying value by less than 10%.

2022 Goodwill Impairment

RocketPower was acquired during the first quarter of 2022 was allocated to the OCG reportable segment and was deemed to be a separate reporting unit. During the second half of 2022, customers within the high-tech industry vertical, in which RocketPower specializes, reduced or eliminated their full-time hiring, reducing demand for RocketPower’s services, and on-going economic uncertainty had more broadly impacted the growth in demand for RPO in the near-term. These changes in market conditions therefore caused triggering events requiring interim impairment tests for both long-lived assets and goodwill as of the third and fourth quarters of 2022. We performed a long-lived asset recoverability tests for RocketPower and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. We performed interim step one quantitative tests for RocketPower’s goodwill and determined that the estimated fair value of the

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
reporting unit no longer exceeded the carrying value. Based on the result of our interim goodwill impairment tests, we recorded a total goodwill impairment charge of $41.0 million as of year-end 2022 to write-off all of RocketPower's goodwill balance.

Intangible Assets

Intangible assets, excluding fully-amortized intangibles, are included within other assets on our consolidated balance sheet and consist of the following (in millions of dollars):

		2024			2023
	Useful Lives	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Customer relationships	10-15 years	$229.2	$65.9	$163.3	$141.1	$47.7	$93.4
Trade names	10-15 years	108.1	20.4	87.7	51.6	12.8	38.8
Non-compete agreements	5 years	5.6	2.7	2.9	4.3	1.7	2.6
Trademarks	10 years	4.8	2.4	2.4	4.8	1.9	2.9
Total		$347.7	$91.4	$256.3	$201.8	$64.1	$137.7

Intangible amortization expense, which is included in SG&A expenses in the consolidated statements of earnings, was $27.3 million, $20.9 million and $19.4 million in 2024, 2023 and 2022, respectively. The amortization expense is expected to be $30.1 million in 2025, $29.4 million in 2026, $28.8 million in 2027, $27.4 million in 2028 and $24.8 million in 2029.

10. Other Assets

Included in other assets are the following (in millions of dollars):

	2024	2023
Long-term hosted software, net of accumulated amortization of $23.5 million in 2024 and $14.2 million in 2023(1)	$17.9	$13.1
Noncurrent restricted cash	6.4	8.0
Workers' compensation and other claims receivable(2)	4.9	11.7
Equity securities(3)	11.0	7.9
Other	5.1	7.8
Total other assets(4)	$45.3	$48.5
(1) Long-term hosted software represents cloud computing arrangements that are comprised of internal-use software platforms that are accounted for as service contracts (see Summary of Significant Accounting Policies footnote).

(2) Workers’ compensation and other claims receivable represents receivables from the insurance company for U.S. workers’ compensation and automobile liability claims in excess of the applicable loss limits.

(3) Equity securities includes $6.4 million related to our equity investment in the JV (see Investment in PersolKelly Pte. Ltd footnote).

(4) Total other assets in 2023 includes $5.4 million of assets held for sale in connection with the sale of our EMEA staffing operations (see Acquisitions and Dispositions footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Leases

The Company has operating leases for headquarters and field offices and various equipment. Our leases generally have remaining lease terms of one year to 10 years. We determine if an arrangement is a lease at inception.

The components of lease expense are as follows (in millions of dollars):

		December Year to Date
Description	Statements of Earnings Location	2024	2023	2022
Operating:
Operating lease cost	Selling, general and administrative expenses	$14.6	$21.0	$22.8
Short-term lease cost	Selling, general and administrative expenses	0.6	2.0	2.4
Variable lease cost	Selling, general and administrative expenses	3.5	6.1	5.2
Financing:
Amortization of ROU assets	Selling, general and administrative expenses	0.3	0.6	0.6
Interest on lease liabilities	Other income (expense), net	—	—	0.1
Total lease cost		$19.0	$29.7	$31.1

Supplemental consolidated balance sheet information related to leases is as follows (in millions of dollars):

Description	Balance Sheet Location	As of Year-End 2024		As of Year-End 2023
ROU Assets:
Operating	Operating lease right-of-use assets	$47.0	(1)	$61.3	(2)
Financing	Net property and equipment	—		0.3
Total lease assets		$47.0		$61.6

ROU Liabilities:
Operating - current	Operating lease liabilities, current	$12.3		$14.0	(2)
Operating - noncurrent	Operating lease liabilities, noncurrent	50.9		51.9	(2)
Total lease liabilities		$63.2		$65.9

(1)ROU operating assets reflect an impairment charge of $12.1 million, related to our leased headquarters facility reflecting adjustments as to how we are utilizing the building as a part of our ongoing transformation efforts. The impairment charges related to the ROU assets are recorded in the asset impairment charge in the consolidated statements of earnings (see Restructuring and Transformation Activities footnote).
(2)ROU operating assets and liabilities, current and non-current, include held for sale leases (see Acquisitions and Dispositions footnote).

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	December Year to Date
	2024	2023
Weighted average remaining lease term (years):	7.0	7.3
Weighted average discount rate:	5.8%	5.4%

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other information related to leases is as follows (in millions of dollars):

	December Year to Date
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.0	$20.6	$22.4
Financing cash flows from financing leases	—	1.2	1.4

ROU assets obtained in exchange for new lease obligations:
Operating leases	$10.4	$12.6	$10.7

Maturities of lease liabilities as of year-end 2024 are as follows (in millions of dollars):

Operating Leases
2025	$15.5
2026	13.0
2027	9.5
2028	7.7
2029	6.9
Thereafter	23.5
Total future lease payments	76.1
Less: Imputed interest	12.9
Total	$63.2

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Debt

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

At year-end 2024, there were $40.0 million of long-term borrowings on the term benchmark line under the Facility and a remaining borrowing capacity of $110.0 million. The rate for these borrowings, which varies based on the Company's leverage ratio as defined in the agreement, includes either (i) the Prime rate plus the applicable margin for the floating line or (ii) a term SOFR for 1-, 3-, or 6-months dependent on the interest election plus a 0.10% margin and the applicable margin for the term benchmark line. At year-end 2023, there were no borrowings under the Facility and a remaining borrowing capacity of $200.0 million. To maintain availability of the funds, we pay a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, had a facility fee of 20.0 basis points at year-end 2024 and 15.0 basis points at year-end 2023. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2024:

•We must maintain a certain minimum interest coverage ratio of earnings before interest, taxes, depreciation, amortization ("EBITDA") and certain cash and non-cash charges that are non-recurring in nature to interest expense as of the end of any fiscal quarter.

•We must maintain a certain maximum ratio of total indebtedness to the sum of net worth and total indebtedness at all times.

•Dividends, stock buybacks and similar transactions are limited to certain maximum amounts.

•We must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.

Securitization Facility

On May 29, 2024, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to its $150.0 million, three-year, securitization facility (the “Securitization Facility”). The amendment (i) increased the current borrowing capacity to $250.0 million, (ii) includes the ability to increase the borrowing capacity to an aggregate of $350.0 million, (iii) changed certain of the terms and conditions and (iv) has a termination date of May 28, 2027.

Under the Securitization Facility, the Company will sell certain trade receivables and related rights ("Receivables"), on a revolving basis, to the Receivables Entity. The Receivables Entity may from time to time sell an undivided variable percentage ownership interest in the Receivables. The Securitization Facility, which contains a cross-default clause that could result in termination if defaults occur under our other loan agreements, also allows for the issuance of standby letters of credit ("SBLC") and contains certain restrictions based on the performance of the Receivables.

At year-end 2024, the Securitization Facility had $199.4 million of long-term borrowings, SBLCs of $46.1 million related to workers’ compensation and a remaining capacity of $4.5 million. The rate for these borrowings includes the adjusted daily SOFR plus a 0.10% margin and a 1.10% utilization rate on the amount of our borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, we pay a commitment fee of 40.0 basis points on the unused capacity. At year-end 2023, the Securitization Facility had no borrowings, SBLCs of $49.4 million related to workers’ compensation at a utilization rate of 0.90% and a remaining capacity of $100.6 million. In addition, we paid a commitment fee of 40.0 basis points on the unused capacity in 2023. On July 17, 2024, we entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of our interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the effective date through July 17, 2025 and January 17, 2026, respectively. As of year-end 2024, the Company recorded a loss of

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
$0.2 million and a corresponding liability of $0.4 million related to mark-to-market changes in fair value of the interest rate swaps (see Fair Value Measurements footnote).

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

Local Credit Facilities

The Company had total unsecured, uncommitted short-term local credit facilities of $3.1 million as of year-end 2024. There were no borrowings under these lines at year-end 2024 and 2023.

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

The liability for the nonqualified plans was $260.5 million and $233.8 million as of year-end 2024 and 2023, respectively, the current portion of which is included in current accrued payroll and related taxes in the consolidated balance sheet. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses in the consolidated statements of earnings, was earnings of $29.8 million in 2024, earnings of $32.9 million in 2023 and a loss of $36.3 million in 2022.

In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $258.1 million and $230.3 million at year-end 2024 and 2023, respectively, and is reflected as a discrete line item in the consolidated balance sheet. During 2024, there were proceeds of $1.7 million in connection with these policies. In 2023, there were no proceeds in connection with these policies. In 2022, proceeds of $1.5 million were received in connection with these policies. Tax-free earnings or loss on these assets, which were included in SG&A expenses in the consolidated statements of earnings and which offset the related earnings or loss on the liability, were earnings of $30.9 million in 2024, earnings of $32.2 million in 2023 and a loss of $36.0 million in 2022.

The net expense for retirement benefits for the qualified and nonqualified plans, including Company-matching contributions for full-time employees, totaled $8.6 million in 2024, $10.9 million in 2023 and $9.4 million in 2022, and is included in total SG&A expenses in the consolidated statements of earnings. The expense related to retirement plan contributions for temporary employees is included in cost of services in the consolidated statements of earnings.

International Defined Benefit Plans

The Company had several defined benefit pension plans in locations outside of the United States. The total projected benefit obligation, assets and unfunded liability for these plans as of year-end 2023 were $9.7 million, $8.0 million and $1.7 million, respectively, all of which were included as held for sale (see Acquisitions and Dispositions footnote). Total pension expense for these plans was $0.2 million in 2023 and $0.4 million in 2022. These plans are no longer effective in 2024.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

In November 2024, the Company's board of directors authorized a $50.0 million Class A share repurchase program that expires on December 2, 2026. During December 2024, the Company repurchased 742,163 Class A shares for $10.0 million at an average price of $13.49 per share. A total of $40.0 million remains available under the share repurchase program as of year-end 2024.

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

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during 2024, 2023 and 2022 are included in the table below (in millions of dollars). Amounts in parentheses indicate debits.

	2024		2023		2022
Foreign currency translation adjustments:
Beginning balance	$0.6		$(7.4)		$(25.0)
Other comprehensive income (loss) before classifications	(6.9)		8.0		(7.5)
Amounts reclassified from accumulated other comprehensive income (loss) - liquidation of Japan subsidiary	—		—		20.4	(1)
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other	(0.6)		—		4.7	(2)
Net current-period other comprehensive income (loss)	(7.5)		8.0		17.6
Ending balance	(6.9)		0.6		(7.4)

Pension liability adjustments:
Beginning balance	(0.4)		(1.1)		(2.7)
Other comprehensive income (loss) before classifications	—		0.6		1.5
Amounts reclassified from accumulated other comprehensive income	0.4	(3)	0.1	(3)	0.1	(3)
Net current-period other comprehensive income (loss)	0.4		0.7		1.6
Ending balance	—		(0.4)		(1.1)

Total accumulated other comprehensive income (loss)	$(6.9)		$0.2		$(8.5)

(1)Amount was recorded in the loss on currency translation from liquidation of subsidiary in the consolidated statements of earnings.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2)Of the amount included in this line item $1.9 million in 2022 was recorded in the other income (expense), net line item in the consolidated statements of earnings related to the investment in PersolKelly Pte. Ltd. (see Investment in PersolKelly Pte. Ltd. footnote for more details). In addition, $1.4 million in 2022 was recorded in the other income (expense), net line item in the consolidated statements of earnings related to other activities and $1.4 million in 2022 was recorded in loss on disposal line item in the consolidated statements of earnings related to the liquidation of the cumulative translation adjustment for the sale of our Russia operations (see Acquisitions and Dispositions footnote for more details). All amounts in prior years were recorded in other income (expense), net in the consolidated statements of earnings.

(3)Amount was recorded in SG&A expenses in the consolidated statements of earnings.

15. Earnings (Loss) Per Share

The reconciliation of basic earnings (loss) per share on common stock for 2024, 2023 and 2022 follows (in millions of dollars except per share data):

	2024	2023	2022
Net earnings (loss)	$(0.6)	$36.4	$(62.5)
Less: Earnings allocated to participating securities	—	(0.7)	—
Net earnings (loss) available to common shareholders	$(0.6)	$35.7	$(62.5)

Average common shares outstanding (millions):
Basic	35.5	35.9	38.1
Dilutive share awards	—	0.4	—
Diluted	35.5	36.3	38.1

Basic earnings (loss) per share	$(0.02)	$0.99	$(1.64)
Diluted earnings (loss) per share	$(0.02)	$0.98	$(1.64)

Due to our net loss in 2024, potentially dilutive shares outstanding, primarily related to deferred common stock associated with the non-employee directors deferred compensation plan and performance shares, of 0.4 million shares in 2024, had an anti-dilutive effect on diluted earnings per share and were excluded from the computation. Potentially dilutive shares outstanding for 2023 are primarily related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares (see Stock-Based Compensation footnote for a description of performance shares). Due to our net loss in 2022, potentially dilutive shares outstanding, primarily related to deferred common stock associated with the non-employee directors deferred compensation plan, of 0.2 million shares in 2022, had an anti-dilutive effect on diluted earnings per share and were excluded from the computation.

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

Dividends paid per share for Class A and Class B common stock were $0.30 for 2024, $0.30 for 2023 and $0.275 for 2022.

16. Stock-Based Compensation

Under the Equity Incentive Plan, amended and restated February 15, 2017 and approved by the stockholders of the Company on May 10, 2017 (the “EIP”), the Company may grant to key employees restricted stock and performance awards associated with the Company’s Class A stock. The amended EIP provides that the maximum number of shares available for grants is 4.7 million. Shares available for future grants at year-end 2024 are 1.3 million. The Company issues shares out of treasury stock to satisfy stock-based awards, if available; otherwise new shares of common stock are issued from authorized shares. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

The Company recognized stock-based compensation cost of $11.8 million in 2024, $9.7 million in 2023 and $7.8 million in 2022, as well as related tax benefits of $2.6 million in 2024, $1.7 million in 2023 and $1.1 million in 2022.

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

A summary of the status of nonvested restricted stock as of year-end 2024 and changes during this period is presented as follows below (in thousands of shares except per share data):

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at year-end 2023	784	$18.52
Granted	651	20.70
Vested	(297)	18.62
Forfeited	(77)	19.07
Nonvested at year-end 2024	1,061	$19.79

As of year-end 2024, unrecognized compensation cost related to unvested restricted stock totaled $14.5 million. The weighted average period over which this cost is expected to be recognized is approximately 1.3 years. The weighted average grant date fair value per share of restricted stock granted during 2024, 2023 and 2022 was $20.70, $17.33 and $20.16, respectively. The total fair value of restricted stock, which vested during 2024, 2023 and 2022, was $6.5 million, $3.3 million and $2.3 million, respectively.

Performance Shares

During 2024, 2023 and 2022, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers, which are contingent upon achievement of specific revenue growth and EBITDA margin performance goals over a stated period of time ("performance awards"). The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February subsequent to the third performance period, after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

On February 11, 2025, the Compensation Committee approved the actual performance achievement of 76% of target for the 2024 performance period of the annual 2024, 2023 and 2022 annual grants. All of the shares earned for the 2024 performance period will cliff vest in February 2027, 2026 and 2025, respectively, if not forfeited by the recipient.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The 2024, 2023 and 2022 performance awards have a weighted average grant date fair value of $19.96, $16.87 and $19.07, respectively, which was determined by the market price on the date of grant less the present value of the expected dividends not received during the vesting period.

The total nonvested shares related to 2024, 2023 and 2022 performance awards at year-end 2024 is 170,000, 211,000 and 165,000, respectively.

In December 2021, the Compensation Committee approved a retention-based grant of 308,000 performance awards to certain senior officers which may be earned upon achievement of three financial goals over a performance period beginning in fiscal 2022 through the third quarter of 2024, with each goal having a unique projected achievement date. Each goal can be earned independent of the other two goals. Any shares earned during the performance period will cliff-vest three years after achievement of the respective performance goals and approval of the financial results by the Compensation Committee. On May 7, 2024, the Compensation Committee confirmed the actual performance achievement for the final financial goal related to the 2021 retention-based grant, which was not achieved before the end of the performance period and resulted in no payout.

In December 2020, the Company granted 115,000 performance shares to certain senior officers, which were contingent upon the achievement of a specific operating earnings performance goal with a one-year performance period. These performance shares vest over four years and earn dividends, which are not paid until the awards vest, if not forfeited by the recipient. The 2020 performance awards had a weighted average grant date fair value of $22.59 per share, which was determined by the market price on the date of grant. On February 15, 2022, the Compensation Committee approved the actual performance achievement of these performance awards. The total nonvested shares related to 2020 performance awards at year-end 2024 is 22,000.

A summary of the status of nonvested performance shares at target as of year-end 2024 and changes during this period is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents 2021 performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

	Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2023	674	$17.49
Granted	170	19.96
Vested	(136)	18.88
Forfeited	(33)	17.99
Vesting Adjustment	(107)	16.52
Nonvested at year-end 2024	568	$18.66

As of year-end 2024, unrecognized compensation cost related to all unvested performance shares totaled $3.4 million. The weighted average period over which the costs are expected to be recognized is approximately 1.3 years for performance shares. The total fair value of performance shares, which vested during 2024, 2023 and 2022, was $2.6 million, $3.4 million and $0.9 million, respectively.

17. Sale of Assets

On June 10, 2024, the Company sold Ayers Group, a division of our OCG segment, for a purchase price of $7.5 million, subject to final closing adjustments. The Company received cash proceeds of $4.5 million in the second quarter of 2024 for assets sold with a net carrying value of $1.0 million. In the third quarter of 2024, a post-close net working capital adjustment of $0.1 million was recorded in gain on sale of assets in the consolidated statements of earnings. A gain of $5.4 million was recorded in gain on sale of assets for the year-ended 2024 in the consolidated statements of earnings. The sale was a part of the Company's ongoing strategy to further optimize its operating model.

In October 2022, Kelly Properties, LLC, a wholly owned subsidiary of the Company, sold real property located in Troy, Michigan for a purchase price of $6.0 million, subject to final closing adjustments. The Company received cash proceeds of $5.6 million in the fourth quarter of 2022, net of commissions and transaction expenses. As of the date of the sale, the property

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

18. Other Income (Expense), Net

Included in other income (expense), net are the following (in millions of dollars):

	2024	2023	2022
Interest income	$6.8	$6.7	$2.3
Interest expense	(10.9)	(3.2)	(2.1)
Foreign exchange gains (losses)	0.5	(1.5)	4.8
Other	(3.2)	(1.4)	(3.4)
Other income (expense), net	$(6.8)	$0.6	$1.6

Included in interest income is interest from the Company's money market investments of $3.0 million in 2024 and 2023. The increase in interest expense for 2024 reflects the increase in the Company's long-term debt (see Debt footnote). Included in foreign exchange gains (losses) for 2022 was a $5.5 million foreign exchange gain on a U.S. dollar-denominated cash balance previously held by the Company's Japan entity (see Investment in Persol Holdings footnote). Included in Other for 2024 is $8.6 million of transaction costs primarily related to the acquisition of MRP and net of the $3.4 million MRP earnout liability write-off, partially offset by a $3.8 million gain on equity securities, and a $0.7 million reduction in the Brazil indemnification liability (see Fair Value Measurements footnote). Included in Other for 2023 was a gain of $2.0 million for the receipt of final proceeds in connection with our investment in Business Talent Group, LLC that was sold in 2021. Included in Other for 2022 are transaction-related expenses for the 2022 acquisitions of RocketPower and PTS and sale of our Russia operations and expense related to the remeasurement of the Brazil indemnification liability (see Fair Value Measurements footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Income Taxes

Earnings (loss) before taxes and equity in net earnings of affiliate for the years 2024, 2023 and 2022 were taxed under the following jurisdictions (in millions of dollars):

	2024	2023	2022
Domestic	$(33.2)	$29.9	$(39.4)
Foreign	11.3	(5.0)	(31.8)
Total	$(21.9)	$24.9	$(71.2)

The provision for income taxes was as follows (in millions of dollars):

	2024	2023	2022
Current tax expense:
U.S. federal	$(0.7)	$1.0	$1.3
U.S. state and local	(0.8)	2.5	1.4
Foreign	8.0	9.9	61.5
Total current	6.5	13.4	64.2
Deferred tax (benefit) expense:
U.S. federal	(24.9)	(36.8)	(2.5)
U.S. state and local	(2.6)	(3.6)	0.7
Foreign	(0.3)	15.5	(70.3)
Total deferred	(27.8)	(24.9)	(72.1)
Total provision	$(21.3)	$(11.5)	$(7.9)

Deferred income taxes reflect the temporary differences between the asset and liability basis for financial reporting purposes and the amounts used for income tax purposes, at the relevant tax rate. The deferred tax assets and liabilities are comprised of the following (in millions of dollars):

	2024	2023
Fixed assets and right-of-use assets	$(15.2)	$(19.0)
Intangible assets and goodwill	0.1	19.0
Employee compensation and benefit plans	77.0	71.5
Outside basis difference on held for sale assets	—	34.7
Operating lease liabilities	17.7	18.3
Net operating loss carryforwards	10.9	36.7
Capital loss carryforward	19.6	—
Credit carryforwards	230.6	208.7
Other, net	23.6	15.4
Valuation allowance	(34.2)	(60.5)
Net deferred tax assets	$330.1	$324.8

As of year-end 2024, the net deferred tax asset balance totaled $330.1 million which is fully recorded in deferred taxes in the consolidated balance sheet. As of year-end 2023, the net deferred tax asset balance totaled $324.8 million with $321.1 million in deferred taxes, $4.1 million in assets held for sale (see Acquisitions and Dispositions footnote), and $0.4 million in other long-term liabilities in the consolidated balance sheet.

The Company has U.S. general business credit carryforwards of $197.3 million which will expire from 2034 to 2044, foreign tax credit carryforwards of $33.2 million which will expire from 2026 to 2034 and minimal state and foreign credit carryforwards which are either indefinite or will expire from 2025 to 2043. The net tax effect of federal, state and foreign loss carryforwards at year-end 2024 totaled $30.5 million, comprised of $19.6 million of capital loss carryforwards that expire in

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2029, and $10.9 million of net operating loss carryforwards of which $9.1 million have no expiration and $1.8 million expire between 2025 and 2044.
The Company has established a valuation allowance for certain loss carryforwards, future deductible items, outside basis differences, and for a portion of its U.S. foreign tax credit carryforwards. The decrease in valuation allowance during 2024 was primarily due to the Company’s sale of its EMEA staffing operations which included companies with $24.4 million of valuation allowances. The outside basis difference included in the 2023 deferred balance was for held for sale assets at the end of 2023 which were sold during the first quarter of 2024 when the Company completed the sale of its EMEA staffing operations. This transaction generated a capital loss, $19.6 million of which is carried forward. A valuation allowance of $21.4 million was recorded against the outside basis difference at year-end 2023, and $19.2 million against the capital loss carryforward at year-end 2024. The foreign tax credit valuation allowance is $15.0 million at year-end 2024 and $14.5 million at year-end 2023 and will continue to be monitored. The valuation allowance is determined in accordance with the provisions of ASC 740, "Income Taxes," which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s uncertainty in the ability to create future capital gains, and its recent lack of adequate U.S. foreign source income to fully utilize foreign tax credit carryforwards, represented sufficient negative evidence to require a valuation allowance under ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the deferred tax assets

The differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% in 2024, 2023, and 2022 are as follows (in millions of dollars):

	2024	2023	2022
Income tax based on statutory rate	$(4.6)	$5.2	$(14.9)
State income taxes, net of federal benefit	(2.7)	(0.9)	1.6
Foreign tax rate differential	0.9	4.6	1.6
U.S. work opportunity credits	(7.8)	(8.5)	(10.7)
Life insurance cash surrender value	(6.2)	(6.5)	7.8
Foreign items	0.3	3.0	0.1
Foreign-derived intangible income deduction	(3.0)	(2.3)	(2.3)
Sale of foreign subsidiaries	0.4	—	3.9
Foreign business taxes	—	1.1	1.8
Change in deferred tax realizability	(0.4)	4.4	—
Non-deductible expenses	2.1	0.7	—
Uncertain tax positions	—	(0.3)	0.1
Stock compensation	0.4	0.7	0.6
Outside basis difference on held for sale assets	—	(13.1)	—
MRP earnout liability revaluation	(0.7)	—	—
Non-deductible goodwill impairment	—	—	2.7
Other	—	0.4	(0.2)
Total	$(21.3)	$(11.5)	$(7.9)

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

Several items have contributed to the variance in our income tax benefit over the last three years. 2024 benefited from lower pretax earnings, which included an $18.5 million benefit from the impairment of tax-deductible goodwill and a $6.2 million benefit from tax-exempt life insurance cash surrender value gains. 2023 benefited from recording a $15.0 million federal and state benefit on the outside basis difference in held for sale assets, and a $6.5 million benefit from tax-exempt life insurance cash surrender value gains. 2022 benefited from lower pretax earnings, which included benefits of $16.9 million from changes in the fair value of the Company's investment in Persol Holdings and $7.1 million from the impairment of tax-deductible goodwill. These benefits were offset by a $7.8 million charge from tax exempt life insurance cash surrender value losses.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Foreign items include foreign tax credits, foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC 740.

Provision has not been made for additional income taxes on an estimated $65.6 million of foreign subsidiary undistributed earnings which are indefinitely reinvested. If these earnings were to be repatriated, the Company could be subject to foreign withholding tax, federal and state income tax, net of federal benefit, and income taxes on foreign exchange gains or losses, of $4.7 million.

The new Organization for Economic Cooperation and Development ("OECD") Pillar Two global minimum tax rules became effective in 2024 in several jurisdictions in which the Company does business. This did not have a material impact to the Company in 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions of dollars):

	2024	2023	2022
Balance at beginning of the year	$0.6	$0.5	$0.6
Additions for prior years’ tax positions	—	0.3	—
Reductions for prior years’ tax positions	—	—	—
Additions for settlements	—	—	—
Reductions for settlements	—	—	—
Reductions for expiration of statutes	(0.1)	(0.2)	(0.1)
Balance at end of the year	$0.5	$0.6	$0.5

If the $0.5 million in 2024, $0.6 million in 2023 and $0.5 million in 2022 of unrecognized tax benefits were recognized, they would have a favorable effect of $0.4 million in 2024, $0.5 million in 2023 and $0.4 million in 2022 on income tax expense.

The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized an insignificant benefit in 2024 and $0.1 million of expense in 2023, for interest and penalties. The benefit recognized in 2022 was not significant. Accrued interest and penalties were $0.2 million at year-end 2024 and $0.2 million at year-end 2023.

The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2021 forward, Canada for fiscal years 2017 forward, Puerto Rico for fiscal years 2020 forward and Mexico for fiscal years 2019 forward.

The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include an insignificant amount for 2024, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.

20. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions, as disclosed in the statements of cash flows, for the fiscal years 2024, 2023 and 2022, respectively, were as follows:

	2024	2023	2022
	(In millions of dollars)
(Increase) decrease in trade accounts receivable	$(20.9)	$147.2	$(99.3)
(Increase) decrease in prepaid expenses and other assets	2.8	(10.7)	(24.6)
(Increase) decrease in ROU assets	0.2	(2.2)	(0.1)
Increase (decrease) in accounts payable and accrued liabilities	(31.1)	(62.5)	44.3
Increase (decrease) in operating lease liabilities	(12.1)	(14.3)	(18.7)
Increase (decrease) in accrued payroll and related taxes	(13.6)	(59.8)	(59.3)
Increase (decrease) in accrued workers’ compensation and other claims	0.7	0.3	(5.2)
Increase (decrease) in income and other taxes	(3.2)	—	21.9
Total changes in operating assets and liabilities, net of acquisitions	$(77.2)	$(2.0)	$(141.0)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company paid interest of $10.0 million in 2024, $2.8 million in 2023 and $1.3 million in 2022. The Company paid income taxes of $10.9 million in 2024, $8.9 million in 2023 and $61.2 million in 2022.

Non-cash capital accruals totaled $1.6 million, $0.4 million and $1.2 million at year-end 2024, 2023 and 2022, respectively.

21. Commitments

In addition to lease agreements (see Leases footnote) and the indemnification agreements related to the sale of our EMEA staffing and Brazil operations (see Acquisitions and Dispositions footnote), the Company has entered into non-cancelable purchase obligations totaling $72.5 million. These obligations relate primarily to technology services and online tools which the Company expects to utilize generally within the next three fiscal years, in the ordinary course of business. The Company has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities. See the Debt and Retirement Benefits footnotes for commitments related to debt and pension obligations.

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

We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At year-end 2024 and 2023, the gross accrual for litigation costs amounted to $1.5 million and $6.4 million, of which $1.5 million was held for sale (see Acquisitions and Dispositions footnote), respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At year-end 2024, there were no related insurance receivables. At year-end 2023, the related insurance receivables amounted to $0.2 million.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.1 million to $1.2 million. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which we are currently able to estimate a range of loss and does not represent our maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, we are currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
23. Segment Disclosures
The Company’s operating segments, which also represent its reportable segments, are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision-maker ("CODM", the Company’s CEO) to determine resource allocation and assess performance. The Company’s four reportable segments in 2024, (1) Professional & Industrial (P&I), (2) Science, Engineering & Technology (SET), (3) Education (EDU), and (4) Outsourcing & Consulting (OCG), reflect the specialty services the Company provides to customers and represent how the business is organized internally. Prior to 2024, the Company also had an International operating segment. Beginning in the first quarter of 2024, the Company's organizational structure no longer includes the International segment following the sale of the EMEA staffing operations in January 2024. Our Mexico operations, which were previously in our International segment, are now included in the Professional & Industrial segment. Professional & Industrial segment information for the prior years has been recast to conform to the new structure. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
P&I delivers staffing, outcome-based and permanent placement services, providing administrative, accounting and finance, light industrial and contact center staffing and other workforce solutions in the U.S. and Canada, including our KellyConnect and Skilled Professional Solutions products. SET provides highly specialized skills to a variety of industries through staffing, outcome-based, talent solutions, and permanent placement services. SET is focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes MRP, Softworld, NextGen and Global Technology Associates ("GTA") brands. EDU delivers high quality education and therapy services talent through staffing, permanent placement and executive search services to Pre-K-12 school districts and education organizations across the U.S. and includes Teachers On Call, Greenwood/Asher and PTS brands. OCG provides global talent supply chain and workforce solutions, including MSP, RPO, PPO and executive coaching programs to customers on a global basis and includes our RocketPower brand.
The Company utilizes a shared services approach for certain enterprise functions including IT, human resources, legal and finance support in the US and Canada. Expenses incurred to directly support the operating units have been allocated to Professional & Industrial, Science, Engineering & Technology, Education, Outsourcing & Consulting and International based on work effort, volume or, in the absence of a readily available measurement process, proportionately based on gross profit realized. Certain expenses related to incentive compensation, law and risk management, certain finance and accounting functions, executive management and corporate campus facilities do not directly benefit a specific operating segment and are not included in the segment results. These costs, as well as costs related to acquisition integration and transformation activities and disposition transition expenses, are included in Corporate expenses in the following tables. In addition to the change in our segment structure in the first quarter of 2024, we reassessed the allocation of corporate expenses to the operating segments and allocated additional costs which are attributable to the business from corporate.
In the first quarter of 2024, the Company changed the segment profitability measure from earnings from operations to a business unit profit measure that excludes depreciation and amortization. This change provides management with greater visibility into the financial performance of the segments and how they contribute to the Company's overall performance. The CODM leverages the business unit profit measure during the annual budgeting and forecasting processes, as well as to assess segment profitability, guide resource allocation, and evaluate the alignment of compensation plans with strategic goals.
The following tables present information about the reported revenue from services of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes and equity in net earnings of affiliate, for 2024, 2023 and 2022. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.
Prior periods have been recast to reflect the current period allocation method and new segment profitability measurement. The update had no impact on the consolidated financial information.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year Ended December 29, 2024
(In millions of dollars)	P&I	SET	EDU	OCG	Inter-Segment	Consolidated
Revenue from services	$1,470.7	$1,422.8	$972.3	$468.3	$(2.3)	$4,331.8

Cost of services(1)	1,209.4	1,087.2	832.5	322.4	(2.3)	3,449.2

Direct salaries(2)	141.2	170.5	60.5	104.3
Other segment expenses(3)	85.4	75.3	35.4	35.9
SG&A expenses	226.6	245.8	95.9	140.2	—	708.5

Goodwill impairment charge	—	72.8	—	—	—	72.8

Business unit profit (loss)	$34.7	$17.0	$43.9	$5.7	$—	$101.3

Corporate SG&A						(58.4)
Asset impairment charge						(13.5)
Gain on sale of assets						5.4
Gain on sale of EMEA staffing operations						1.6
Depreciation and amortization(4)						(51.5)
Consolidated earnings from operations						(15.1)

Other income (expense), net						(6.8)
Earnings before taxes						$(21.9)
(1) Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay and health insurance, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing our services to customers whereas SG&A costs are incurred regardless of whether or not we place temporary employees with our customers.
(2) Direct salaries refers to the compensation expenses for employees directly related to the Company’s operations and service delivery. These expenses include salaries, related payroll taxes, various benefits and performance-based incentives and bonuses for these employees.
(3) For each reportable segment, the other segment expense category includes:
•P&I - Shared services costs for IT, human resources, legal and finance support, facilities and equipment-related costs, other professional services and overhead expenses, and operational software licenses.
•SET - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
•EDU - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
•OCG - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, operational software licenses, and facilities and equipment-related costs.
(4) Represents total company depreciation and amortization of intangibles, including the amortization of hosted software.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year Ended December 31, 2023
(In millions of dollars)	P&I	SET	EDU	OCG	International	Inter-Segment	Consolidated
Revenue from services	$1,539.5	$1,190.8	$841.9	$454.7	$812.1	$(3.3)	$4,835.7

Cost of services(1)	1,262.4	918.8	713.2	291.2	692.0	(3.3)	3,874.3

Direct salaries(2)	163.5	127.1	59.6	116.6	83.6
Other segment expenses(3)	97.3	69.8	32.8	42.7	38.4
SG&A expenses	260.8	196.9	92.4	159.3	122.0	—	831.4

Asset impairment charge	0.3	0.1	—	2.0	—	—	2.4

Business unit profit (loss)	$16.0	$75.0	$36.3	$2.2	$(1.9)	$—	$127.6

Corporate SG&A							(63.2)
Depreciation and amortization(4)							(40.1)
Consolidated earnings from operations							24.3

Other income (expense), net							0.6
Earnings before taxes							$24.9
(1) Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay and health insurance, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing our services to customers whereas SG&A costs are incurred regardless of whether or not we place temporary employees with our customers.
(2) Direct salaries refers to the compensation expenses for employees directly related to the Company’s operations and service delivery. These expenses include salaries, related payroll taxes, various benefits and performance-based incentives and bonuses for these employees. In the International segment, this includes costs related to IT, human resources, legal and finance costs incurred in the foreign subsidiaries.

(3) For each reportable segment, the other segment expense category includes:
•P&I - Shared services costs for IT, human resources, legal and finance support, facilities and equipment-related costs, other professional services and overhead expenses, and operational software licenses.
•SET - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
•EDU - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
•OCG - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, operational software licenses, and facilities and equipment-related costs.
•International - Facilities and equipment-related costs, other professional services and overhead expenses, shared services costs for IT, human resources, legal and finance support, and operational software licenses.
(4) Represents total company depreciation and amortization of intangibles, including the amortization of hosted software.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year Ended January 1, 2023
(In millions of dollars)	P&I	SET	EDU	OCG	International	Inter-Segment	Consolidated
Revenue from services	$1,709.9	$1,265.4	$636.2	$468.0	$887.0	$(1.1)	$4,965.4

Cost of services(1)	1,396.8	968.4	535.9	298.4	755.2	(1.1)	3,953.6

Direct salaries(2)	185.1	141.7	50.8	114.8	85.1
Other segment expenses(3)	108.4	76.3	30.7	39.8	41.4
SG&A expenses	293.5	218.0	81.5	154.6	126.5	—	874.1

Goodwill impairment charge	—	—	—	41.0	—	—	41.0

Business unit profit (loss)	$19.6	$79.0	$18.8	$(26.0)	$5.3	$—	$96.7

Corporate SG&A							(32.3)
Loss on disposal							(18.7)
Gain on sale of assets							6.2
Depreciation and amortization(4)							(37.1)
Consolidated earnings from operations							14.8

Loss on investment in Persol Holdings							(67.2)
Loss on currency translation from liquidation of subsidiary							(20.4)
Other income (expense), net							1.6
Loss before taxes and equity in net earnings of affiliate							$(71.2)
(1) Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay and health insurance, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing our services to customers whereas SG&A costs are incurred regardless of whether or not we place temporary employees with our customers.
(2) Direct salaries refers to the compensation expenses for employees directly related to the Company’s operations and service delivery. These expenses include salaries, related payroll taxes, various benefits and performance-based incentives and bonuses for these employees. In the International segment, this includes costs related to IT, human resources, legal and finance costs incurred in the foreign subsidiaries.
(3) For each reportable segment, the other segment expense category includes:
•P&I - Shared services costs for IT, human resources, legal and finance support, facilities and equipment-related costs, other professional services and overhead expenses, and operational software licenses.
•SET - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, and facilities and equipment-related costs.
•EDU - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, and facilities and equipment-related costs.
•OCG - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
•International - Facilities and equipment-related costs, other professional services and overhead expenses, shared services costs for IT, human resources, legal and finance support, and operational software licenses.
(4) Represents total company depreciation and amortization of intangibles, including the amortization of hosted software.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Depreciation and amortization expense is included in SG&A expenses in our consolidated statements of earnings. Depreciation and amortization expense amounts below include amortization of hosted software, which are excluded in the presentation of depreciation and amortization in our consolidated statements of cash flows. The depreciation and amortization amounts by segment are as follows:

	2024	2023	2022
	(In millions of dollars)
Depreciation and amortization:
Professional & Industrial	$9.5	$8.0	$7.7
Science, Engineering & Technology	26.1	16.1	15.4
Education	8.3	7.7	6.2
Outsourcing & Consulting	7.6	5.9	4.8
International	—	2.4	2.7

A summary of revenue from services by geographic area for 2024, 2023 and 2022 follows:

	2024	2023	2022
	(In millions of dollars)
Revenue from Services:
United States	$3,876.9	$3,555.8	$3,671.5
Foreign	454.9	1,279.9	1,293.9

Total	$4,331.8	$4,835.7	$4,965.4

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

A summary of long-lived assets information by geographic area as of year-end 2024 and 2023 follows:

	2024	2023
	(In millions of dollars)
Long-Lived Assets:
United States	$70.1	$68.4
Foreign	2.8	21.6

Total	$72.9	$90.0

Long-lived assets represent property and equipment and ROU assets. In 2023 the amount includes $18.4 million of held for sale assets. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.

24. New Accounting Pronouncements

Recently Adopted

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public companies to provide more enhanced disclosures for significant segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those annual periods, with early adoption permitted. We adopted this guidance effective December 29, 2024. See Segment Disclosures footnote for the updated segment disclosures in accordance with this standard, which did not have a material impact to our consolidated financial statements.

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

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Comprehensive income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional information about certain expense categories in the notes to financial statements. The new guidance will be effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

25. Related Party Transactions

The Terence E. Adderley Revocable Trust K ("Trust K"), which became irrevocable upon the death of Terence E. Adderley (the former Chairman of the Company's board of directors) on October 9, 2018, controls approximately 95.3% of the outstanding shares of Kelly Class B common stock. There were no material transactions between the Company and Trust K or its trustees in 2024, 2023 or 2022.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES
(In millions of dollars)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Currency exchange effects	Deductions from reserves	Balance at end of year
Description

Fiscal year ended December 29, 2024

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$60.5	0.6	(24.4)	—	(2.5)	$34.2

Fiscal year ended December 31, 2023

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$34.0	40.9	—	0.6	(15.0)	$60.5

Fiscal year ended January 1, 2023

Reserve deducted in the balance sheet from the assets to which it applies -

Deferred tax assets valuation allowance	$19.0	15.8	—	(0.7)	(0.1)	$34.0

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K

Exhibit No.	Description

2.1	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Kelly Services Management Sarl, dated as of November 2, 2023, by the Company, Gi Group Holdings S.P.A. and Familia S.R.L. (Reference is made to Exhibit 2.1 to the Form 10-K filed with the Commission on February 20, 2024, which is incorporated herein by reference).

2.2	Amended and Restated Agreement and Plan of Merger by and among MRP Topco Inc., Kelly Services, Inc., MRP Merger Sub, Inc. and Littlejohn Fund V, L.P., as the securityholders' representative dated as of May 30, 2024 (Reference is made to Exhibit 2.2 to the Form 10-Q filed with the Commission on August 8, 2024, which is incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation, effective May 14, 2024 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 14, 2024, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K/A filed with the Commission on April 17, 2019, which is incorporated herein by reference).

4	Description of Securities (Reference is made to Exhibit 4 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.1*	Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated January 1, 2020 (Reference is made to Exhibit 10.1 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference).

10.2*	Kelly Services, Inc. Equity Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 12, 2017, which is incorporated herein by reference).

10.3*	Kelly Services, Inc. Amended and Restated Senior Executive Severance Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 4, 2021, which is incorporated herein by reference).

10.4*	Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.4 to the Form 10-K filed with the Commission on February 20, 2018, which is incorporated herein by reference).

10.5*	First Amendment to the Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.5 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.6	Third Amendment to Third Amended and Restated Credit Agreement, dated May 29, 2024 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on June 3, 2024, which is incorporated herein by reference).

10.8*	Employment Agreement between Kelly Services Management Sarl and Olivier Thirot (Reference is made to Exhibit 10.8 to the Form 10-K filed with the Commission on February 20, 2024, which is incorporated herein by reference).

10.8.1*	Termination Agreement dated as of September 18, 2024 between Kelly Services Outsourcing and Consulting Group Sàrl and Olivier Thirot (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on September 20, 2024, which is incorporated herein by reference).

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)
Exhibit No.	Description
10.9*	Second Addendum to Employment Agreement between Kelly Services Management Sarl and Berendina Maria Bekhuis Koolhaas (Reference is made to Exhibit 10.9 to the Form 10-Q filed with the Commission on August 11, 2022, which is incorporated herein by reference).

10.9.1*	Termination Agreement dated as of January 2, 2024 between Kelly Services Outsourcing and Consulting Group Sàrl and Dinette Koolhaas (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on January 8, 2024, which is incorporated herein by reference.

10.10*	Offer Letter between Kelly Services, Inc. and Troy R. Anderson (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on September 12, 2024, which is incorporated herein by reference).

10.12*	Kelly Services, Inc. Management Retirement Plan as amended and restated January 1, 2020 (Reference is made to Exhibit 10.12 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference).

10.14	Amendment to Amended and Restated Pledge and Security Agreement, dated May 29, 2024 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on June 3, 2024, which is incorporated herein by reference).

10.15	First Amended and Restated Receivables Purchase Agreement Amendment No. 4, dated May 29, 2024 (Reference is made to Exhibit 10.15 to the Form 8-K filed with the Commission on June 3, 2024, which is incorporated herein by reference).

10.16	First Amended and Restated Receivables Purchase Agreement Amendment No. 3, dated September 21, 2022 (Reference is made to Exhibit 10.16 to the Form 10-Q filed with the Commission on November 10, 2022, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, revised August 2024.

19	Kelly Services, Inc. Insider Trading Compliance Policy & Section 16 Compliance Procedures.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)
Exhibit No.	Description
97	Kelly Services, Inc. Incentive Compensation Recovery ("Clawback") Policy as amended and restated effective as of October 2, 2023 (Reference is made to Exhibit 97 to the Form 10-K filed with the Commission on February 20, 2024, which is incorporated herein by reference).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2025		KELLY SERVICES, INC.
Registrant

	By	/s/ Troy R. Anderson
Troy R. Anderson
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2025	*	/s/ P. W. Quigley
P. W. Quigley
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 13, 2025	*	/s/ T. B. Larkin
T. B. Larkin
Chairman of the Board and Director

Date: February 13, 2025	*	/s/ G. S. Adolph
G. S. Adolph
Director

Date: February 13, 2025	*	/s/ G. S. Corona
G. S. Corona
Director

Date: February 13, 2025	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 13, 2025	*	/s/ A. Duggirala
A. Duggirala
Director

Date: February 13, 2025	*	/s/ I. F. Johnson
I. F. Johnson
Director

Date: February 13, 2025	*	/s/ D. R. Parfet
D. R. Parfet
Director

Date: February 13, 2025	*	/s/ L. A. Murphy
L. A. Murphy
Director

SIGNATURES (continued)

Date: February 13, 2025		/s/ T. R. Anderson
T. R. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 13, 2025		/s/ L. S. Lockhart
L. S. Lockhart
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 13, 2025	*By	/s/ T. R. Anderson
T. R. Anderson
Attorney-in-Fact