Form 10-Q
period 2025-03-30
KELLY SERVICES INC
filed 2025-05-08
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
OR
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
Yes ☐ No ☒
At April 28, 2025, 31,907,118 shares of Class A and 3,295,941 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Revenue from services	$1,164.9	$1,045.1

Cost of services	928.4	839.4

Gross profit	236.5	205.7

Selling, general and administrative expenses	225.7	190.5

Gain on sale of EMEA staffing operations	—	(11.6)

Earnings from operations	10.8	26.8

Gain on forward contract	—	1.2

Other income (expense), net	(3.2)	1.8

Earnings before taxes	7.6	29.8

Income tax expense	1.8	4.0

Net earnings	$5.8	$25.8

Basic earnings per share	$0.16	$0.71
Diluted earnings per share	$0.16	$0.70

Average shares outstanding (millions):
Basic	35.0	35.4
Diluted	35.5	35.8
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Net earnings	$5.8	$25.8

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit $0.0 and $0.0, respectively	1.3	(0.5)
Less: Reclassification adjustments included in net earnings	—	(0.6)
Foreign currency translation adjustments	1.3	(1.1)

Pension liability adjustments, net of tax benefit of $0.4	—	—
Less: Reclassification adjustments included in net earnings	—	0.4
Pension liability adjustments	—	0.4

Other comprehensive income (loss)	1.3	(0.7)

Comprehensive income (loss)	$7.1	$25.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 30, 2025	December 29, 2024
Assets
Current Assets
Cash and equivalents	$28.2	$39.0
Trade accounts receivable, less allowances of $10.6 and $8.4, respectively	1,250.9	1,255.5
Prepaid expenses and other current assets	71.9	71.0
Total current assets	1,351.0	1,365.5

Noncurrent Assets
Property and equipment:
Property and equipment	139.9	140.0
Accumulated depreciation	(116.2)	(114.2)
Net property and equipment	23.7	25.8
Operating lease right-of-use assets	45.9	47.0
Deferred taxes	331.1	330.1
Retirement plan assets	253.8	258.1
Goodwill	304.1	304.2
Intangibles, net	248.4	256.3
Other assets	36.9	45.3
Total noncurrent assets	1,243.9	1,266.8

Total Assets	$2,594.9	$2,632.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 30, 2025	December 29, 2024
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$597.0	$613.8
Operating lease liabilities	12.2	12.3
Accrued payroll and related taxes	178.7	163.9
Accrued workers’ compensation and other claims	18.0	19.0
Income and other taxes	17.0	17.5
Total current liabilities	822.9	826.5

Noncurrent Liabilities
Long-term debt	204.6	239.4
Operating lease liabilities	49.3	50.9
Accrued workers’ compensation and other claims	32.0	33.8
Accrued retirement benefits	236.4	239.9
Other long-term liabilities	9.2	7.2
Total noncurrent liabilities	531.5	571.2

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2025 and 2024	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2025 and 2024	3.3	3.3
Treasury stock, at cost
Class A common stock, 3.3 million shares at 2025 and 3.6 million shares at 2024	(55.5)	(60.8)
Class B common stock	(0.6)	(0.6)
Paid-in capital	30.5	34.2
Earnings invested in the business	1,233.2	1,230.2
Accumulated other comprehensive income (loss)	(5.6)	(6.9)
Total stockholders’ equity	1,240.5	1,234.6

Total Liabilities and Stockholders’ Equity	$2,594.9	$2,632.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Capital Stock
Class A common stock
Balance at beginning of period	$35.2	$35.2
Conversions from Class B	—	—
Balance at end of period	35.2	35.2

Class B common stock
Balance at beginning of period	3.3	3.3
Conversions to Class A	—	—
Balance at end of period	3.3	3.3

Treasury Stock
Class A common stock
Balance at beginning of period	(60.8)	(56.7)
Net issuance of stock awards and other	5.3	4.2
Balance at end of period	(55.5)	(52.5)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)
Net issuance of stock awards	—	—
Balance at end of period	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	34.2	30.6
Net issuance of stock awards	(3.7)	(3.5)
Balance at end of period	30.5	27.1

Earnings Invested in the Business
Balance at beginning of period	1,230.2	1,241.7
Net earnings	5.8	25.8
Dividends	(2.8)	(2.7)
Balance at end of period	1,233.2	1,264.8

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(6.9)	0.2
Other comprehensive income (loss), net of tax	1.3	(0.7)
Balance at end of period	(5.6)	(0.5)

Stockholders’ Equity at end of period	$1,240.5	$1,276.8

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net earnings	$5.8	$25.8
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	11.0	8.0
Operating lease asset amortization	2.6	2.2
Provision for credit losses and sales allowances	3.0	0.5
Stock-based compensation	3.7	2.8
Gain on sale of EMEA staffing operations	—	(11.6)
Gain on forward contract	—	(1.2)
Other, net	(0.3)	(0.2)
Changes in operating assets and liabilities, net of acquisition	(1.9)	(51.8)
Net cash from (used in) operating activities	23.9	(25.5)

Cash flows from investing activities:
Capital expenditures	(2.5)	(3.7)
Proceeds from sale of PersolKelly investment	6.4	—
Proceeds from sale of EMEA staffing operations, net of cash disposed	—	77.1
Payment for settlement of forward contract		(2.4)
Other investing activities	(0.7)	1.1
Net cash from investing activities	3.2	72.1

Cash flows from financing activities:
Proceeds from long-term debt	412.3	—
Payments on long-term debt	(447.1)	—
Dividend payments	(2.8)	(2.7)
Payments of tax withholding for stock awards	(1.8)	(1.9)
Other financing activities	(0.1)	(0.1)
Net cash used in financing activities	(39.5)	(4.7)

Effect of exchange rates on cash, cash equivalents and restricted cash	1.3	(0.6)

Net change in cash, cash equivalents and restricted cash	(11.1)	41.3
Cash, cash equivalents and restricted cash at beginning of period	45.6	167.6

Cash, cash equivalents and restricted cash at end of period (1)	$34.5	$208.9

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in the Company's consolidated balance sheets:

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$28.2	$200.7
Restricted cash included in prepaid expenses and other current assets	0.4	0.6
Noncurrent assets:
Restricted cash included in other assets	5.9	7.6
Cash, cash equivalents and restricted cash at end of period	$34.5	$208.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2025 (the 2024 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K. The Company’s first fiscal quarter ended on March 30, 2025 and March 31, 2024, each of which contained 13 weeks.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation. Specifically, as discussed in the Revenue and Segment Disclosures footnotes, the Company has made a change to its reportable segments during the first quarter of 2025.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Revenue
Revenue Disaggregated by Service Type

As of the first quarter 2025, Kelly has three operating segments: Enterprise Talent Management (“ETM”), Science, Engineering & Technology (“SET”), and Education. The ETM segment combines two former reportable segments, Professional & Industrial (“P&I”) and Outsourcing & Consulting Group (“OCG”), along with the transfer of certain customers from the SET segment to better align delivery models and improve go-to market strategies (see Segment Disclosures footnote). In the first quarter of 2025, the Company also integrated the Sevenstep business—which had previously been included in the SET segment—into the ETM segment as part of the broader Motion Recruitment Partners integration strategy. The Company's segments deliver talent through staffing services, permanent placement or outcome-based services. The Company's ETM segment also delivers talent solutions including managed service provider (“MSP”), payroll process outsourcing (“PPO”), and recruitment process outsourcing (“RPO”). The 2024 ETM and SET segment information has been recast to conform to the new structure.

The following table presents the Company's segment revenues disaggregated by service type (in millions of dollars):

	First Quarter
	2025	2024
Enterprise Talent Management
Staffing services	$280.7	$285.9
Permanent placement	2.3	2.7
Outcome-based services	133.2	130.8
Talent solutions	117.8	104.7
Total Enterprise Talent Management	534.0	524.1

Science, Engineering & Technology
Staffing services	204.9	140.0
Permanent placement	8.1	4.2
Outcome-based services	109.4	87.4
Total Science, Engineering & Technology	322.4	231.6

Education
Staffing services	307.9	288.8
Permanent placement	1.1	1.1
Total Education	309.0	289.9

Total Intersegment	(0.5)	(0.5)

Total Revenue from Services	$1,164.9	$1,045.1

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Revenue Disaggregated by Geography

The Company's operations are subject to different economic and regulatory environments depending on geographic location. The Company's Education segment operates in the Americas region, the SET segment operates in the Americas and Europe regions, and the ETM segment operates in the Americas, Europe and Asia-Pacific regions.

The table below presents the Company's revenues disaggregated by geography (in millions of dollars):

	First Quarter
	2025	2024
Americas
United States	$1,056.6	$933.6
Other	83.3	89.2
Total Americas Region	1,139.9	1,022.8

Total Europe Region	9.6	10.8

Total Asia-Pacific Region	15.4	11.5

Total Kelly Services, Inc.	$1,164.9	$1,045.1

The table below presents revenues from the ETM and SET segments disaggregated by geographic region (in millions of dollars):

	First Quarter
	2025	2024
Enterprise Talent Management
Americas	$510.9	$504.9
Europe	7.7	7.7
Asia-Pacific	15.4	11.5
Total Enterprise Talent Management	$534.0	$524.1

Science, Engineering & Technology
Americas	$320.5	$228.5
Europe	1.9	3.1
Total Science, Engineering & Technology	$322.4	$231.6

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $0.7 million as of first quarter-end 2025 and $1.8 million as of year-end 2024. Amortization expense for these deferred costs in the first quarter of 2025 was $1.2 million and in the first quarter of 2024 was $2.4 million.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
3. Credit Losses
The rollforward of the Company's allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	First Quarter
	2025	2024
Allowance for credit losses:
Beginning balance	$4.9	$8.0
Current period provision	2.3	0.4
Currency exchange effects	—	(0.1)
Disposition of EMEA staffing operations	—	(2.4)
Write-offs	(0.2)	—
Ending balance	$7.0	$5.9

Write-offs are presented net of recoveries, which were not material for first quarter-end 2025 or 2024. As of first quarter-end 2025, the Company has a receivable of $17.0 million related to the sale of the EMEA staffing operations (see Acquisitions and Disposition footnote). The Company has determined that no credit loss provision is required on this receivable as it is considered collectible. No other allowances related to other receivables were material as of first quarter-end 2025 or 2024.
4. Acquisitions and Disposition
Acquisitions
Children's Therapy Center
On November 13, 2024, Kelly Services USA, LLC (“KSU”), a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding limited liability company interests of Children's Therapy Center (“CTC”). CTC specializes in occupational, physical, and speech therapy for children and expands the Company's growth opportunities in therapeutic services. Under terms of the purchase agreement, the purchase price of $3.3 million was adjusted for cash held by CTC at the closing date and estimated working capital adjustments, resulting in the company paying cash of $3.1 million. In the first quarter of 2025, the Company received a post-close net working capital adjustment of $0.1 million. Goodwill generated from the acquisition of $2.9 million, net of the net working capital adjustment, was primarily attributable to expanding market potential and was assigned to the Education operating segment (see Goodwill footnote). CTC's results of operations are included in the Education segment.
Motion Recruitment Partners
On May 31, 2024, the Company indirectly acquired 100% of the equity interests in Motion Recruitment Partners, LLC (“MRP”) by way of a merger with MRP Merger Sub, Inc. (“Merger Sub”), a newly-formed, wholly owned subsidiary of the Company, with and into MRP Topco (“Topco”), the indirect parent company of MRP and Littlejohn Fund V, L.P. (“Littlejohn”, with Topco surviving the merger (the “Merger”). MRP is a parent company to a group of leading global talent solutions providers and the acquisition is expected to strengthen the scale and capabilities of Kelly's solutions portfolio. Under terms of the merger agreement, the $425.0 million purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million. The acquisition was funded with cash on hand and available credit facilities (see Debt footnote). Total consideration included $3.4 million of contingent consideration related to an earnout payment with a maximum potential cash payment of $60.0 million in the event certain financial metrics are met per the terms of the agreement. The earnout payment was based on a multiple of gross profit in excess of an agreed-upon amount during the earnout period, defined as the 12 months ending March 31, 2025, with any necessary payment due to the seller in second quarter of 2025. The initial fair value of the earnout was established using a Monte Carlo simulation model, reassessed quarterly, and was written down to zero in the fourth quarter of 2024. As of first quarter-end 2025, the value remained at zero, and no liability is recorded (see Fair Value Measurements footnote). The merger agreement contains representations and warranties and covenants customary for a transaction of this nature.

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

The purchase price allocation for this acquisition is preliminary and could change. None of the goodwill generated from the acquisition is expected to be deductible for tax purposes. MRP's results of operations are included in the ETM and SET segments.
Disposition of EMEA Staffing Operations
On January 2, 2024, the Company completed the sale of its EMEA staffing operations (“disposal group”), which was included in the Company's former International operating segment, to Gi Group Holdings S.P.A. (“Gi”). Upon closing, the Company received cash proceeds of $110.6 million, or $77.1 million net of cash disposed, which was included in investing activities in the consolidated statements of cash flows. The total gain on the transaction as of first quarter-end 2024 was $11.6 million, which was recorded in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. The Company expects to receive additional net cash proceeds to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. The Company will not receive any proceeds from the contingent consideration opportunity associated with the transaction.
In the first quarter of 2024, the Company recorded a euro-denominated receivable from Gi of $26.9 million representing the adjustments that were determinable and expected to be received. In the second quarter of 2024, the Company recorded negative working capital and other adjustments of $10.1 million, which reduced the net receivable from Gi. As of first quarter-end 2025, the net receivable was $17.0 million, compared to $16.4 million as of year-end 2024, with the change of $0.6 million related to foreign currency remeasurements during the first quarter of 2025. The Company is actively reconciling the receivable in accordance with the purchase agreement and expects it to be settled upon completion of this process. The receivable is included in prepaid expenses and other current assets in the consolidated balance sheet and included in the gain on the transaction.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of first quarter-end 2025 and year-end 2024 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	As of First Quarter-End 2025
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$5.9	$5.9	$—	$—
Total assets at fair value	$5.9	$5.9	$—	$—

Interest rate swaps	$(0.3)	$—	$(0.3)	$—
EMEA staffing indemnification	(2.1)	—	—	(2.1)
Brazil indemnification	(0.9)	—	—	(0.9)
Total liabilities at fair value	$(3.3)	$—	$(0.3)	$(3.0)

	As of Year-End 2024
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$6.4	$6.4	$—	$—
Total assets at fair value	$6.4	$6.4	$—	$—

Interest rate swaps	$(0.4)	$—	$(0.4)	$—
EMEA staffing indemnification	(2.0)	—	—	(2.0)
Brazil indemnification	(1.7)	—	—	(1.7)
Total liabilities at fair value	$(4.1)	$—	$(0.4)	$(3.7)

Money Market Funds

Money market funds represent investments in money market funds that hold government securities, all of which are restricted as to use as of first quarter-end 2025 and year-end 2024, and are included in other assets in the consolidated balance sheet. These restricted funds represent cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

Forward Contracts

On February 8, 2024, the Company entered into a foreign currency forward contract with a notional amount of €17.0 million to manage the foreign currency risk associated with expected additional proceeds related to the sale of the Company's EMEA staffing operations (see Acquisitions and Disposition footnote). The expected proceeds were recorded as a euro-denominated receivable which was remeasured quarterly. The forward contract was designated as a fair value hedge, with the mark-to-market changes of the forward contract offsetting the mark-to-market changes of the receivable in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. The contract was valued using observable inputs, such as foreign currency exchange rates, and was considered a level 2 liability. In the fourth quarter of 2024, the Company settled the contract with a $0.4 million cash payment and recognized a corresponding loss of $0.4 million on the contract. Accordingly, as of year-end 2024, there was no asset or liability related to this forward contract.

On November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90.0 million to manage the foreign currency risk associated with the sale of the EMEA staffing operations, which was completed on January 2, 2024. This contract was not designated as a hedging instrument; therefore, it was marked-to-market and the changes in fair value were recognized in earnings. The Company's foreign currency forward contract was valued using observable inputs, such as foreign currency exchange rates, and was considered a level 2 liability. The Company recorded an unrealized loss of $3.6 million for the year ended 2023 and settled the forward contract on January 5, 2024 for $2.4 million of cash. Accordingly, the Company recognized a gain of $1.2 million in the first quarter of 2024 in gain on forward contract on the consolidated statements of earnings, which partially offsets the $3.6 million loss recognized in 2023, for a total loss of $2.4 million on the contract.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Interest Rate Swaps

On July 17, 2024, the Company entered into two interest rate swaps with a notional value of $50.0 million each to manage Secured Overnight Financing Rate (“SOFR”) fluctuations on the securitization facility (see Debt footnote). These contracts were not designated as hedging instruments; therefore, the mark-to-market fair value changes and the cash settlements on the swaps are recognized in earnings. The Company's interest rate swaps were valued with assistance from a third party based on pricing models using observable inputs, such as SOFR forward rates, and are considered level 2 liabilities, which are remeasured quarterly. As of first quarter-end 2025 and year-end 2024, the Company recorded a liability totaling $0.3 million and $0.4 million, respectively, related to the mark-to-market fair value of the interest rate swaps in accounts payable and accrued liabilities in the consolidated balance sheet. The net gains and losses recorded in other income (expense), net in the consolidated statements of earnings related to these swaps were not significant for the first quarter of 2025.

Indemnification Liabilities

As of first quarter-end 2025 and year-end 2024, the Company had an indemnification liability totaling $2.1 million and $2.0 million, respectively, relating to the sale of the EMEA staffing operations in January 2024, with the increase attributable to exchange rate fluctuations. The liability is included in other long-term liabilities in the consolidated balance sheet and the associated expense is included in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences for an indefinite term. The Company's maximum exposure under these indemnifications is not estimable at this time due to uncertainties to potential outcomes and the facts and circumstances involved in the agreement. Management believes the risk of material exposure is remote. The initial valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability and is measured on a recurring basis.

As of first quarter-end 2025, the Company has an indemnification liability totaling $0.9 million in other long-term liabilities, and $1.7 million at year-end 2024, with $0.9 million in accounts payable and accrued liabilities and $0.8 million in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis. During the first quarter of 2025, the Company made a payment in the amount of $0.9 million with the remainder of the change in the balance attributable to exchange rate fluctuations.

Earnout Liabilities

In the second quarter of 2024, the Company recorded an earnout liability relating to the 2024 acquisition of MRP totaling $3.4 million (see Acquisitions and Disposition footnote). The valuation of the earnout liability was initially established using the Monte Carlo simulation model and represented the fair value and is considered a level 3 liability. The maximum total cash payment related to the earnout liability was $60.0 million. In the fourth quarter of 2024, the liability was reassessed and the fair value was determined to be zero. As of first quarter-end 2025, the value remained at zero and no further liability will be recognized as the earnout period has concluded.

Equity Investment Without Readily Determinable Fair Value

In 2022, the Company invested in equity securities with an initial investment of $0.4 million which was included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. In the fourth quarter of 2024, the Company entered into a transaction to sell a portion of its shares and as a result of the sale, the value of the remaining investment was remeasured at $3.5 million as of year-end 2024. As of first quarter-end 2025, the value of the investment is $3.5 million, representing total cost plus observable price changes to date.

In the first quarter of 2025, the Company sold its 2.5% interest in PersolKelly Pte. Ltd. for cash proceeds of $6.4 million. The investment was measured using the measurement alternative for equity investments without a readily determinable fair value

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
and had a carrying value of $6.4 million as of year-end 2024 and at the time of the sale, representing total cost plus observable price changes to date. As a result, the sale had no impact on other income (expense), net in the consolidated statements of earnings in the first quarter of 2025.
6. Integration, Realignment and Restructuring
2025 Actions

In the first quarter of 2025, the Company launched various initiatives aimed at integrating MRP and other prior acquisitions, combining operating segments, and further aligning processes and technology across the Company. The costs incurred related to these integration and realignment initiatives totaled $10.7 million during the first quarter of 2025. The integration and realignment costs consisted of $5.3 million of IT-related charges, $4.4 million of severance and $1.0 million of fees and other costs to execute the initiatives. The severance costs incurred as a part of these efforts are accounted for in accordance with ASC 712 Compensation - Nonretirement Postemployment Benefits. The integration and realignment costs are recorded in selling, general and administrative (“SG&A”) expenses in the consolidated statements of earnings.

The integration and realignment costs included in SG&A are detailed below (in millions of dollars):

	First Quarter 2025
	IT-related Charges	Severance	Fees and Other	Total

Enterprise Talent Management	$—	$2.7	$—	$2.7
Science, Engineering & Technology	—	1.1	—	1.1
Corporate	5.3	0.6	1.0	6.9
Total	$5.3	$4.4	$1.0	$10.7

2024 Actions
In the first quarter of 2024, the Company incurred $2.3 million of restructuring charges and transformation fees as a continuation of the comprehensive transformation initiative that was announced in the second quarter of 2023. The transformation activities included $1.1 million of severance and $1.2 million of costs to execute the transformation through the use of an external consultant. The Company's 2024 restructuring actions are complete with no remaining liability as of first quarter-end 2025. No material adjustments are expected to be recorded.
The restructuring and transformation costs included in SG&A are detailed below (in millions of dollars):

	First Quarter 2024
	Severance Costs	Transformation Costs	Total

Enterprise Talent Management	$0.7	$—	$0.7
Corporate	0.4	1.2	1.6
Total	$1.1	$1.2	$2.3

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. Goodwill
The changes in the carrying amount of goodwill through first quarter-end 2025 are included in the table below (in millions of dollars). The goodwill of $3.0 million resulting from the acquisition of CTC during the fourth quarter of 2024 was allocated to the Education reportable segment. In the first quarter of 2025, the Company received a post-close net working capital adjustment of $0.1 million related to the acquisition of CTC. The goodwill of $221.5 million resulting from the acquisition of MRP during the second quarter of 2024 was allocated to the SET reportable segment. During the third quarter of 2024, the Company recorded a $1.4 million liability for a net working capital adjustment related to the acquisition of MRP. The adjustment resulted in a $1.4 million addition of goodwill, which was allocated to the SET reportable segment (see Acquisitions and Disposition footnote).

During the first quarter of 2025, the Company changed its reportable segments as discussed in the Segment Disclosures footnote, which included moving MRP's Sevenstep business from the SET reportable segment to the ETM reportable segment as part of the broader integration of MRP. Concurrent with this change in reportable segments, the Company reallocated $22.3 million of goodwill related to the Sevenstep business formerly in the SET reportable segment to the ETM reportable segment using a relative fair value approach.

	Science, Engineering & Technology	Education	Enterprise Talent Management	Total
Balance as of year-end 2023	$111.3	$39.8	$—	$151.1
Additions	222.9	3.0	—	225.9
Impairment adjustments	(72.8)	—	—	(72.8)
Balance as of year-end 2024	261.4	42.8	—	304.2
Adjustments	—	(0.1)	—	(0.1)
Reallocation	(22.3)	—	22.3	—
Balance as of first quarter-end 2025	$239.1	$42.7	$22.3	$304.1
8. Debt
Revolving Credit Facility

The Company has a $150.0 million, five-year revolving credit facility (the “Facility”), with a termination date of May 29, 2029. The Facility is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At the end of the first quarter of 2025, there were $30.0 million of long-term borrowings on the term benchmark line under the Facility and a remaining borrowing capacity of $120.0 million. The rate for these borrowings, which varies based on the Company's leverage ratio as defined in the agreement, includes either (i) the Prime rate plus the applicable margin for the floating line or (ii) a term SOFR for 1-, 3-, or 6-months dependent on the interest election plus a 0.10% margin and the applicable margin for the term benchmark line. At year-end 2024, there were $40.0 million of long-term borrowings on the term benchmark line under the Facility and a remaining borrowing capacity of $110.0 million. To maintain availability of the funds, the Company pays a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under the Company's other loan agreements, had a facility fee of 20.0 basis points at the end of the first quarter of 2025 and at year-end 2024. The Facility’s financial covenants and restrictions are described below, all of which were met at the end of the first quarter of 2025:

•The Company must maintain a certain minimum interest coverage ratio of earnings before interest, taxes, depreciation, amortization (“EBITDA”) and certain cash and non-cash charges that are non-recurring in nature to interest expense as of the end of any fiscal quarter.

•The Company must maintain a certain maximum ratio of total indebtedness to the sum of net worth and total indebtedness at all times.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
•Dividends, stock buybacks and similar transactions are limited to certain maximum amounts.

•The Company must adhere to other operating restrictions relating to the conduct of business, such as certain limitations on asset sales and the type and scope of investments.

Securitization Facility

The Company has a Receivables Purchase Agreement with Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), related to its $250.0 million, three-year, securitization facility (the “Securitization Facility”). The Receivables Purchase Agreement will terminate May 28, 2027, unless terminated earlier pursuant to its terms.

Under the Securitization Facility, the Company will sell certain trade receivables and related rights (“Receivables”), on a revolving basis, to the Receivables Entity. The Receivables Entity may from time to time sell an undivided variable percentage ownership interest in the Receivables. The Securitization Facility, which contains a cross-default clause that could result in termination if defaults occur under the Company's other loan agreements, also allows for the issuance of standby letters of credit (“SBLC”) and contains certain restrictions based on the performance of the Receivables.

At the end of the first quarter of 2025, the Securitization Facility had $174.6 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining capacity of $32.8 million. The rate for these borrowings includes the adjusted daily SOFR plus a 0.10% margin and a 1.10% utilization rate on the amount of the Company's borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, the Company pays a commitment fee of 40.0 basis points on the unused capacity. At year-end 2024, the Securitization Facility had $199.4 million of long-term borrowings, SBLCs of $46.1 million related to workers’ compensation and a remaining capacity of $4.5 million. On July 17, 2024, the Company entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of the interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the July 17, 2024 effective date through July 17, 2025 and January 17, 2026, respectively. At the end of the first quarter of 2025 and at year-end 2024, the Company recorded a liability totaling $0.3 million and $0.4 million, respectively, related to the mark-to-market fair value of the interest rate swaps (see Fair Value Measurements footnote).

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
Local Credit Facilities

The Company had total unsecured, uncommitted short-term local credit facilities of $3.1 million at the end of the first quarter of 2025. The Company had no borrowings under these lines at the end of the first quarter of 2025 and at year-end 2024.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the first quarter of 2025 and 2024 are included in the table below (in millions of dollars).

	First Quarter
	2025	2024

Foreign currency translation adjustments:
Beginning balance	$(6.9)	$0.6
Other comprehensive income (loss) before reclassifications	1.3	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.6)
Net current-period other comprehensive income (loss)	1.3	(1.1)
Ending balance	(5.6)	(0.5)

Pension liability adjustments:
Beginning balance	—	(0.4)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.4
Net current-period other comprehensive income (loss)	—	0.4
Ending balance	—	—

Total accumulated other comprehensive income (loss)	$(5.6)	$(0.5)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10. Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the first quarter of 2025 and 2024 is as follows (in millions of dollars except per share data):

	First Quarter
	2025	2024
Net earnings	$5.8	$25.8
Less: earnings allocated to participating securities	(0.2)	(0.6)
Net earnings available to common shareholders	$5.6	$25.2

Average shares outstanding (millions):
Basic	35.0	35.4
Dilutive share awards	0.5	0.4
Diluted	35.5	35.8

Basic earnings per share	$0.16	$0.71
Diluted earnings per share	$0.16	$0.70

Potentially dilutive share awards are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the first quarter of 2025 and 2024 (see Stock-Based Compensation footnote for a description of performance shares). Dividends paid per share for Class A and Class B common stock were $0.075 for the first quarter of 2025 and 2024.

In November 2024, the Company's board of directors authorized a $50.0 million Class A share repurchase program that expires on December 2, 2026. During the first quarter of 2025, the Company did not repurchase any Class A shares. A total of $40.0 million remains available under the share repurchase program as of first quarter-end 2025.
11. Stock-Based Compensation
For the first quarter of 2025, the Company recognized stock compensation expense of $3.7 million and a related tax benefit of $0.3 million. For the first quarter of 2024, the Company recognized stock compensation expense of $2.8 million and a related tax benefit of $0.7 million.
Performance Shares
2025 Grant
During the first quarter of 2025, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards is contingent upon the achievement of specific revenue growth and EBITDA margin performance goals over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2025, 2026 and 2027, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2028 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

A summary of the status of all nonvested performance shares at target as of first quarter-end 2025 and changes during this period is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents a portion of the 2022 performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2024	568	$18.66
Granted	291	12.59
Vested	(162)	20.18
Forfeited	—	—
Vesting adjustment	(28)	15.48
Nonvested at first quarter-end 2025	669	$14.98

Restricted Stock

A summary of the status of nonvested restricted stock as of first quarter-end 2025 and changes during this period is presented as follows below (in thousands of shares except per share data).

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2024	1,061	$19.79
Granted	615	13.45
Vested	(310)	19.64
Forfeited	(31)	19.33
Nonvested at first quarter-end 2025	1,335	$16.91
12. Other Income (Expense), Net
Included in other income (expense), net for the first quarter of 2025 and 2024 are the following:

	First Quarter
	2025	2024
	(In millions of dollars)
Interest income	$0.8	$2.8
Interest expense	(4.0)	(0.5)
Other	—	(0.5)
Other income (expense), net	$(3.2)	$1.8

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
13. Income Taxes
Income tax expense was $1.8 million for the first quarter of 2025 and $4.0 million for the first quarter of 2024. The quarterly variance primarily relates to changes in pretax income.

The Company's tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax-exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets and the tax effects of stock compensation.

The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company continues to monitor its partial foreign tax credit valuation allowance for potential changes in the near term.
14. Contingencies
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

The Company records accruals for loss contingencies when the Company believes it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At first quarter-end 2025 and year-end 2024, the gross accrual for litigation costs amounted to $1.4 million and $1.5 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At first quarter-end 2025 and year-end 2024, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.5 million to $2.6 million as of first quarter-end 2025. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which the Company is currently able to estimate a range of loss and does not represent the maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
15. Segment Disclosures
The Company’s operating segments, which also represent its reportable segments, are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision-maker (“CODM”, the Company’s CEO) to determine resource allocation and assess performance. In the first quarter of 2025, the Company modified its reportable segments. The Company’s three reportable segments: (1) Enterprise Talent Management, (2) Science, Engineering & Technology, and (3) Education, reflect the specialty services the Company provides to customers and represent how the business is organized internally. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
The Company combined its former P&I and OCG segments into the ETM segment in the first quarter of 2025, responding to a shift in customer demand toward integrated workforce solutions and enabling a more streamlined and efficient go-to-market approach. The Company also realigned certain customers from the SET segment to the ETM segment to support this integrated strategy. Also in the first quarter of 2025, the Company moved MRP's Sevenstep business from the SET segment to the ETM segment as part of the broader integration of MRP. The 2024 ETM and SET segment information has been recast to conform to the new structure.
The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the fourth quarter of 2024 and included the relevant interim disclosures retrospectively for 2024. The following tables present information about the reported revenue from services of the Company by reportable segment, along with a reconciliation to earnings before taxes, for the first quarter of 2025 and 2024. Asset information by reportable segment is not presented since the Company does not produce such information internally nor does it use such information to manage its business.

	First Quarter 2025
	(In millions of dollars)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$534.0	$322.4	$309.0	$(0.5)	$1,164.9

Cost of services(1)	426.0	240.1	262.8	(0.5)	928.4

Direct salaries(2)	68.5	50.6	16.4
Other segment expenses(3)	32.7	18.3	10.5
SG&A expenses	101.2	68.9	26.9	—	197.0

Business unit profit (loss)	$6.8	$13.4	$19.3	$—	$39.5

Corporate SG&A					$(15.9)
Depreciation and amortization(4)					(12.8)
Consolidated earnings from operations					10.8

Other income (expense), net					(3.2)
Earnings before taxes					$7.6
(1) Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay and health insurance, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing the Company's services to customers whereas SG&A costs are incurred regardless of whether or not the Company places temporary employees with its customers.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
(2) Direct salaries refers to the compensation expenses for employees directly related to the Company’s operations and service delivery. These expenses include salaries, related payroll taxes, severance, various benefits and performance-based incentives and bonuses for these employees.
(3) For each reportable segment, the other segment expense category includes:
•ETM and EDU - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
•SET - Shared services costs for IT, human resources, legal and finance support, operational software licenses, other professional services and overhead expenses, and facilities and equipment-related costs.
(4) Represents total company depreciation and amortization of intangibles, including the amortization of hosted software.

	First Quarter 2024
	(In millions of dollars)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$524.1	$231.6	$289.9	$(0.5)	$1,045.1

Cost of services(1)	417.9	174.2	247.8	(0.5)	839.4

Direct salaries(2)	64.8	29.0	15.1
Other segment expenses(3)	33.3	14.2	8.9
SG&A expenses	98.1	43.2	24.0	—	165.3

Business unit profit (loss)	$8.1	$14.2	$18.1	$—	$40.4

Corporate SG&A					$(15.0)
Gain on sale of EMEA staffing operations					11.6
Depreciation and amortization(4)					(10.2)
Consolidated earnings from operations					26.8

Gain on forward contract					1.2
Other income (expense), net					1.8
Earnings before taxes					$29.8

(1) Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay and health insurance, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing the Company's services to customers whereas SG&A costs are incurred regardless of whether or not the Company places temporary employees with its customers.
(2) Direct salaries refers to the compensation expenses for employees directly related to the Company’s operations and service delivery. These expenses include salaries, related payroll taxes, severance, various benefits and performance-based incentives and bonuses for these employees.
(3) For each reportable segment, the other segment expense category includes:

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
•ETM and SET - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
•EDU - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, operational software licenses, and facilities and equipment-related costs.
(4) Represents total company depreciation and amortization of intangibles, including the amortization of hosted software.
Depreciation and amortization expense is included in SG&A expenses in the consolidated statements of earnings. Depreciation and amortization expense amounts below include amortization of implementation costs for hosted software, which are excluded in the presentation of depreciation and amortization in the consolidated statements of cash flows. The depreciation and amortization amounts by segment are as follows:

	First Quarter
	2025	2024
	(In millions of dollars)
Depreciation and amortization:
Enterprise Talent Management	$3.2	$4.2
Science, Engineering & Technology	7.5	4.0
Education	2.1	2.0
16. New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Comprehensive income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional information about certain expense categories in the notes to financial statements. The new guidance will be effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments to enhance income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies several disclosure and presentation requirements in the FASB accounting standard codification to align them with the SEC regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption permitted, by June 30, 2027. For any amendments in which the SEC has not yet removed the applicable requirement from their regulations by June 30, 2027, the pending content of the related amendment in the FASB codification will not be effective. The Company does not expect this update to have a material impact to its consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company's consolidated financial statements and related disclosures.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
We entered 2025 propelled by positive momentum from our recent growth and efficiency improvements. Our priorities remained focused on delivering organic growth, realizing efficiencies by further streamlining our operating model, and driving incremental margin expansion. As anticipation of global trade policy shifts increased throughout the first quarter of 2025, we remained agile and ready to respond to changing external dynamics while keeping our sights set on our priorities. By focusing on what we can control and through disciplined execution, we delivered solid results in the quarter and substantial progress on our strategic priorities.

We combined our former P&I and OCG segments into the ETM segment in the first quarter of 2025, responding to a shift in customer demand toward integrated workforce solutions and enabling a more streamlined and efficient go-to-market approach. This streamlined structure builds upon the enterprise account growth initiative we implemented in 2023, further enhancing our ability to deliver the full suite of Kelly offerings to large enterprise accounts. We also shifted certain customers from the SET segment to the ETM segment to support this integrated strategy. Also in the first quarter of 2025, we moved Motion Recruitment Partners’ Sevenstep business from the SET segment to the ETM segment as part of the broader integration of MRP.

We also accelerated our progress on integrating MRP’s portfolio of businesses with our existing SET businesses. We initiated plans to modernize SET’s front- and back-office systems leveraging MRP’s leading technology stack. This will create a scalable, efficient, and integrated technology platform within SET that reduces complexity and enhances agility across the business.

In addition, we implemented targeted cost-reduction actions to deliver additional structural improvements to our cost base. These actions underscore our commitment to enhancing Kelly’s profitability over the long term. In parts of our portfolio where customers are taking a more measured approach to hiring, we took action to align resources with demand.

Together, our actions in the first quarter of 2025 reflect Kelly’s strategic progress, and our team’s ability to execute in any environment. These achievements reinforce our confidence in the resilience of our business, the strength of our operating model, and the expertise of our team – momentum we aim to carry forward throughout the remainder of 2025.

Financial Measures

Reported percentage changes were computed based on actual amounts in thousands of dollars.

EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA margin (EBITDA divided by revenue from services) are measures used for understanding our ability to generate cash flow and for judging overall operating performance. EBITDA measures are non-GAAP (Generally Accepted Accounting Principles) measures and are used to supplement measures in accordance with GAAP. Our non-GAAP measures may be calculated differently from those provided by other companies, limiting their usefulness for comparison purposes. Non-GAAP measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

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

Results of Operations
Total Company
(Dollars in millions)

	First Quarter
	2025	2024	% Change
Revenue from services	$1,164.9	$1,045.1	11.5%
Gross profit	236.5	205.7	15.0
SG&A expenses excluding integration, realignment, and restructuring charges and depreciation and amortization	202.2	178.0	13.6
Integration, realignment and restructuring charges	10.7	2.3	361.1
Total SG&A expenses excluding depreciation and amortization	212.9	180.3	18.1
Depreciation and amortization	12.8	10.2	25.4
Total SG&A expenses	225.7	190.5	18.5
Gain on sale of EMEA staffing operations	—	(11.6)	NM
Earnings from operations	10.8	26.8	(59.8)
Gain on forward contract	—	1.2	NM
Other income (expense), net	(3.2)	1.8	(271.3)
Earnings before taxes	7.6	29.8	(74.6)
Income tax expense	1.8	4.0	(54.7)
Net earnings	$5.8	$25.8	(77.7)%
Gross profit rate	20.3%	19.7%	0.6	pts.

First Quarter Results

Revenue from services in the first quarter increased 11.5%, which is primarily driven by the acquisition of MRP in May 2024. Excluding the impact from the acquisition, revenue from services was flat year-over-year with increases in the Education segment mostly offset by decreases in the SET segment. Compared to the first quarter of 2024 and excluding the impact from the acquisition, revenue from staffing services and outcome-based services were flat to the prior year. Revenue from talent solutions increased 3.0% and permanent placement revenue decreased 31.4% from the prior year, excluding the impact from the acquisition.

Gross profit increased 15.0% largely driven by the acquisition of MRP. Excluding the impact from the acquisition, gross profit decreased 1.1%. The gross profit rate increased 60 basis points to 20.3% primarily due to a 90 basis point increase due to the acquisition of MRP, partially offset by a 20 basis point decrease related to lower permanent placement fees and a 10 basis point decrease related to business mix and other. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in the ETM and SET segments excluding the acquisition and increased in the Education segment.

Total SG&A expenses increased 18.5%, primarily due to the acquisition of MRP. Excluding the impact of the acquisition, SG&A expenses increased 1.0%. SG&A expenses in the first quarter of 2025 include $10.7 million of integration and realignment costs related to initiatives to integrate MRP and other prior acquisitions, consolidating operating segments, and further aligning processes and technology across the Company, $0.3 million of transaction costs related to the sale of our EMEA staffing operations, and $0.3 million of executive transition charges. Included in SG&A expenses in the first quarter of 2024 were $5.6 million of transaction costs related to the sale of our EMEA staffing operations and $2.3 million of transformation and restructuring charges relating to 2023 initiatives. Excluding the impact from the acquisition, as well as integration and realignment, transaction, executive transition, and restructuring and transformation charges—and excluding depreciation and amortization—SG&A expenses were flat to the prior year.

The gain on sale of EMEA staffing operations relates to the completion of the sale in January 2024 in which we had recognized a gain of $11.6 million as of first quarter-end 2024.

Gain on forward contract of $1.2 million represents the gain recognized in the first quarter of 2024 for the settlement of the foreign currency forward contract in January 2024 that was entered into in 2023 relating to the sale of the EMEA staffing operations.

Income tax expense was $1.8 million for the first quarter of 2025 compared to $4.0 million for the first quarter of 2024, with the decrease primarily related to changes in pretax income.

Operating Results By Segment
(Dollars in millions)

	First Quarter
	2025	2024	% Change
Revenue from Services:
Enterprise Talent Management	$534.0	$524.1	1.9%
Science, Engineering & Technology	322.4	231.6	39.2
Education	309.0	289.9	6.6
Less: Intersegment revenue	(0.5)	(0.5)	(10.8)
Consolidated Total	$1,164.9	$1,045.1	11.5%

First Quarter Results
The increase in ETM revenue was driven by the acquisition of Sevenstep, the MRP talent solutions business, as revenue excluding the acquisition was flat to prior year. Excluding the acquisition, revenue from staffing services decreased 1.8%, which was offset by increases of 1.8% in outcome-based services and 3.0% in talent solutions.

The increase in SET revenue from services was primarily driven by the acquisition of MRP staffing and outcome-based solutions businesses. Excluding the acquisition, revenue from services decreased 7.2% primarily driven by declines in hours volume in our staffing specialties including the impact of changes in demand related to U.S. federal government. Excluding the acquisition, revenue in our outcome-based services decreased 3.4%. Permanent placement fees decreased, reflecting continued lower market demand.

The increase in Education revenue from services was driven by increased demand for our services as compared to a year ago, reflecting the impact of fill rate improvement and higher bill rates, partially offset by the impact of weather-related school closures.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2025	2024	Change
Gross Profit:
Enterprise Talent Management	$108.0	$106.2	1.7%
Science, Engineering & Technology	82.3	57.4	43.3
Education	46.2	42.1	9.8
Consolidated Total	$236.5	$205.7	15.0%

Gross Profit Rate:
Enterprise Talent Management	20.2%	20.3%	(0.1)	pts.
Science, Engineering & Technology	25.5	24.8	0.7
Education	15.0	14.5	0.5
Consolidated Total	20.3%	19.7%	0.6	pts.

First Quarter Results

Gross profit for ETM increased on higher revenue volume. In comparison to the prior year, the gross profit rate decreased 10 basis points. Factors impacting the gross profit rate included lower permanent placement fees which reduced the gross profit rate by 10 basis points and the impact of changes in business mix and employee-related costs reduced the gross profit rate by 20 basis points. This was partially offset by a 20 basis point increase due to the acquisition of Sevenstep, a MRP talent solutions business.

The SET gross profit increased primarily as a result of the acquisition of the MRP staffing and outcome-based solutions businesses. The SET gross profit rate increased 70 basis points driven by a 100 basis point increase due to the MRP acquisition, which generates higher gross profit rates, and 50 basis points reflecting favorable business mix and employee-related costs, partially offset by an 80 basis point decrease as a result of lower permanent placement fees.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate increased 50 basis points due primarily to favorable employee-related costs.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2025	2024	% Change
SG&A Expenses (excluding depreciation and amortization):
Enterprise Talent Management	$101.2	$98.1	3.1%
Science, Engineering & Technology	68.9	43.2	59.4
Education	26.9	24.0	12.4
Corporate expenses	15.9	15.0	5.9
Consolidated Total	$212.9	$180.3	18.1%

First Quarter Results

The increase in ETM SG&A expenses excluding depreciation and amortization is primarily due to the acquisition of Sevenstep, the MRP talent solutions business. Excluding the acquisition, expenses decreased 0.6% from the prior year primarily due to lower employee-related costs as a result of expense management actions in response to lower revenue volume compared to the prior year, partially offset by integration and realignment charges.

The increase in SET SG&A expenses excluding depreciation and amortization is primarily due to the acquisition of MRP. Excluding the acquisition, expenses were flat to the prior year.

The increase in Education SG&A expenses excluding depreciation and amortization primarily related to increased year-over-year revenue levels.

The increase in Corporate expenses is primarily driven by integration and realignment charges in the first quarter of 2025.

Operating Results By Segment (continued)
(Dollars in millions)

	First Quarter
	2025	2024	% Change
Business Unit Profit (Loss)
Enterprise Talent Management	$6.8	$8.1	(15.4)%
Science, Engineering & Technology	13.4	14.2	(5.8)
Education	19.3	18.1	6.2
Business Unit Profit (Loss)	39.5	40.4	(2.3)
Corporate	(15.9)	(15.0)	5.9
Gain on sale of EMEA staffing operations	—	11.6	NM
Depreciation and amortization	(12.8)	(10.2)	25.4
Consolidated Total Earnings from Operations	$10.8	$26.8	(59.8)%

First Quarter Results

ETM reported profit decreased versus the prior year primarily due to higher SG&A expenses, partially offset by higher revenue and gross profit.

SET reported profit includes $3.8 million of business unit profit from the acquisition of MRP. Excluding the acquisition, the decrease in profit was due primarily to lower revenue and gross profit.

Education reported profit of $19.3 million compared to profit of $18.1 million a year ago. The change was primarily driven by higher revenue and gross profit, partially offset by an increase in SG&A expenses.

Corporate expenses increased 5.9% over the prior year primarily driven by integration and realignment charges in the first quarter of 2025.

Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll, which is generally paid weekly, and customer accounts receivable, which is generally outstanding for longer periods. Since receipts from customers lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period.

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $34.5 million at the end of the first quarter of 2025 and $45.6 million at year-end 2024. As further described below, we generated $23.9 million of cash from operating activities, generated $3.2 million of cash from investing activities and used $39.5 million of cash for financing activities.

Operating Activities
In the first three months of 2025, we generated $23.9 million of net cash from operating activities, as compared to using $25.5 million in the first three months of 2024, primarily due to decreased working capital requirements as compared to the same period of the prior year.

Trade accounts receivable totaled $1.3 billion at the end of the first quarter of 2025. Global DSO was 61 days at the end of the first quarter of 2025 and 59 days at year-end 2024.

Our working capital position (total current assets less total current liabilities) was $528.1 million at the end of the first quarter of 2025 including the impact of our acquisition of MRP, a decrease of $10.9 million from year-end 2024. Excluding the decrease in cash, working capital decreased $0.1 million from year-end 2024. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the first quarter of 2025 and 1.7 at year-end 2024.

Investing Activities
In the first three months of 2025, we generated $3.2 million of cash from investing activities, as compared to generating $72.1 million in the first three months of 2024. Included in cash from investing activities in the first three months of 2025 is $6.4 million of cash from the sale of the PersolKelly investment, partially offset by $2.5 million of cash used for capital expenditures. Included in the cash from investing activities in the first three months of 2024 is $77.1 million of proceeds from sale of EMEA staffing operations, net of cash disposed, partially offset by $3.7 million of cash used for capital expenditures and a $2.4 million payment for the settlement of forward contracts.

Financing Activities
We used $39.5 million of cash for financing activities in the first three months of 2025, as compared to using $4.7 million in the first three months of 2024. The change in cash used for financing activities is driven by net repayments of $34.8 million on our credit facilities in the first three months of 2025. Dividends paid per common share were $0.075 in each of the first three months of 2025 and 2024.

Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 14.2% at the end of the first quarter of 2025 and 16.2% at year-end 2024.

New Accounting Pronouncements
See New Accounting Pronouncements footnote in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

Contractual Obligations and Commercial Commitments
There were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Liquidity

We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents, securitization of customer receivables and committed unused credit facilities. The credit facilities also include an accordion feature to increase our combined borrowing capacity by $250.0 million. Additional funding sources could include additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies.

We have historically managed our cash and debt closely to optimize our capital structure. As our cash balances build, we tend to pay down debt as appropriate, unless it is needed for organic or inorganic investments that align with our overall growth strategy. Conversely, when working capital needs grow, we tend to use corporate cash and cash available in the global cash pooling arrangement (the “Cash Pool”) first, and then access our borrowing facilities. We expect our working capital requirements to increase if demand for our services increases.

We assess and monitor our liquidity and capital resources globally. We use the Cash Pool, intercompany loans, dividends, capital contributions, and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize our overall capital structure. As of the end of the first quarter of 2025, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. Following the sale of our EMEA staffing operations completed in the first quarter of 2024, discussed below, we continue to provide MSP, RPO and Functional Service Provider solutions in the EMEA region. Therefore, we expect much of our remaining international cash will be needed to fund working capital growth in our local operations.

On January 2, 2024, we completed the sale of our EMEA staffing operations to Gi Group Holdings S.P.A. and received cash proceeds of $110.6 million or $77.1 million net of cash disposed. We expect to receive additional cash proceeds related to the sale to reflect the cash-free, debt-free transaction basis, as well as working capital and other adjustments. As of first quarter-end 2025, we have recorded a net receivable of $17.0 million. We are actively reconciling the receivable in accordance with the purchase agreement and expects it to be settled upon completion of this process. We will not receive any proceeds from the contingent consideration opportunity associated with the transaction. See the Acquisitions and Disposition footnote in the notes to our consolidated financial statements for more details.

On May 31, 2024, we indirectly acquired 100% of the equity interests in MRP for a purchase price of $425.0 million. Under terms of the agreement, the purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in us paying cash of $440.0 million, funded with cash on hand and available credit facilities. Per the terms of the agreement, there was an earnout with a maximum potential cash payment of $60.0 million due to the seller in the second quarter of 2025. As of first quarter-end 2025, the fair value of the earnout remained at zero, and no liability is recorded. See the Acquisitions and Disposition footnote in the notes to our consolidated financial statements for more details.

As of first quarter-end 2025, we had $120.0 million of available capacity on our $150.0 million revolving credit facility and $32.8 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried $30.0 million of long-term borrowings on the term benchmark line of credit. The securitization facility carried $174.6 million of long-term borrowings and $42.6 million of standby letters of credit related to workers’ compensation. On July 17, 2024, we entered into interest rate swaps that effectively locked in the variable Secured Overnight Financing Rate (“SOFR” component of our interest rate for a portion of the long-term borrowings on the Securitization Facility. As of first quarter-end 2025, we recorded a liability totaling $0.3 million related to the mark-to-market fair value change of the interest rate swaps. See the Fair Value Measurements footnote and the Debt footnote in the notes to our consolidated financial statements for more details.

Together, the revolving credit and securitization facilities provide us with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the accordion feature which allows us to increase our borrowing capacity and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. As of first quarter-end 2025, we met the debt covenants related to our revolving credit facility and securitization facility.

As of first quarter-end of 2025, we had additional unsecured, uncommitted short-term local credit facilities totaling $3.1 million, under which we had no borrowings. Details of our debt facilities are contained in the Debt footnote in the notes to our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our exposure management and procedures in relation to our market risk, foreign currency risk, and interest rate risk and procedures during the first quarter of 2025 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 29, 2024, other than factors discussed below.
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

Interest Rates
We are exposed to interest rate risks through our use of our credit facilities and other local borrowings, when applicable. Following our acquisition of MRP, we have long-term borrowings on our credit facilities. On July 17, 2024, we entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of our interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the effective date through July 17, 2025 and January 17, 2026, respectively. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2025 first-quarter earnings.
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
Item 4.  Controls and Procedures.
Based on their evaluation as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at a reasonable assurance level.
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
We are continuously engaged in litigation, threatened litigation, claims, audits or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability, violations of privacy rights, anti-competition regulations, commercial and contractual disputes, and tax-related matters which could result in a material adverse outcome. We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. We maintain insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, we record receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet.

While the outcome of these matters currently pending cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

In January 2018, the Hungarian Competition Authority (the “Authority”) initiated proceedings against a local industry trade association and its members, due to alleged infringement of national competition regulations. The Authority announced its decision on December 18, 2020, levying a fine against the trade association with joint and several secondary liability placed on the 20 member companies. The Authority apportioned secondary liability against us as a member company to be approximately $300,000. Certain member companies exercised their right to challenge the decision in Court. On or about October 3, 2023, the Court issued its decision which repealed the Authority's decision and ordered a repeated procedure to determine the amount of the imposed fine as well as the allocation between the parties. Although Kelly's staffing operations in Hungary were sold to Gi Group Holdings S.P.A. (“Gi”) in January 2024, we have agreed to indemnify Gi for any liability resulting from this matter. We do not believe that resolution of this matter will have a material adverse effect upon our competitive position, results of operations, cash flows or financial position.

Item 1A.  Risk Factors.
There have been no material changes in our risk factors previously disclosed in Part I, Item 1A of our Annual Report filed on Form 10-K for the year ended December 29, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Equity Securities Not Registered Under the Securities Exchange Act of 1933
None.
(c) Issuer Repurchases of Equity Securities
During the first quarter of 2025, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
December 30, 2024 through February 2, 2025	4,421	$14.19	—	$40.0

February 3, 2025 through March 2, 2025	109,511	14.00	—	$40.0

March 3, 2025 through March 30, 2025	13,114	13.17	—	$40.0

Total	127,046	$13.92	—
On November 26, 2024, our board of directors approved a share repurchase program for us to repurchase shares covering up to an aggregate of $50.0 million of our Class A common stock. The share repurchase authorization expires on December 2, 2026. We may also reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 127,046 shares were reacquired during the first quarter of 2025.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the first quarter of 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, effective May 14, 2024 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 14, 2024, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K/A filed with the Commission on April 17, 2019, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 8, 2025

/s/ Troy R. Anderson
Troy R. Anderson

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2025

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)