Form 10-Q
period 2025-06-29
KELLY SERVICES INC
filed 2025-08-07
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
OR
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
Yes ☐ No ☒
At July 28, 2025, 31,955,844 shares of Class A and 3,295,941 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions of dollars except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue from services	$1,101.8	$1,057.5	$2,266.7	$2,102.6

Cost of services	876.3	843.8	1,804.7	1,683.2

Gross profit	225.5	213.7	462.0	419.4

Selling, general and administrative expenses	207.3	191.5	433.0	382.0

Asset impairment charge	—	5.5	—	5.5

(Gain) loss on sale of EMEA staffing operations	(4.0)	10.0	(4.0)	(1.6)

Gain on sale of assets	—	(5.5)	—	(5.5)

Earnings from operations	22.2	12.2	33.0	39.0

Gain on forward contract	—	—	—	1.2

Other income (expense), net	(2.3)	(6.5)	(5.5)	(4.7)

Earnings before taxes	19.9	5.7	27.5	35.5

Income tax expense	0.9	1.1	2.7	5.1

Net earnings	$19.0	$4.6	$24.8	$30.4

Basic earnings per share	$0.52	$0.13	$0.68	$0.84
Diluted earnings per share	$0.52	$0.12	$0.67	$0.83

Average shares outstanding (millions):
Basic	35.2	35.5	35.1	35.5
Diluted	35.7	35.9	35.6	35.9
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net earnings	$19.0	$4.6	$24.8	$30.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.6, $0.0, $0.6 and $0.0, respectively	5.0	(2.0)	6.3	(2.5)
Less: Reclassification adjustments included in net earnings	—	—	—	(0.6)
Foreign currency translation adjustments	5.0	(2.0)	6.3	(3.1)

Pension liability adjustments, net of tax benefit of $0.4	—	—	—	—
Less: Reclassification adjustments included in net earnings	—	—	—	0.4
Pension liability adjustments	—	—	—	0.4

Other comprehensive income (loss)	5.0	(2.0)	6.3	(2.7)

Comprehensive income (loss)	$24.0	$2.6	$31.1	$27.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 29, 2025	December 29, 2024
Assets
Current Assets
Cash and equivalents	$18.0	$39.0
Trade accounts receivable, less allowances of $10.8 and $8.4, respectively	1,181.1	1,255.5
Prepaid expenses and other current assets	54.0	71.0
Total current assets	1,253.1	1,365.5

Noncurrent Assets
Property and equipment:
Property and equipment	142.0	140.0
Accumulated depreciation	(119.2)	(114.2)
Net property and equipment	22.8	25.8
Operating lease right-of-use assets	44.5	47.0
Deferred taxes	337.3	330.1
Retirement plan assets	272.1	258.1
Goodwill	304.1	304.2
Intangibles, net	241.0	256.3
Other assets	37.0	45.3
Total noncurrent assets	1,258.8	1,266.8

Total Assets	$2,511.9	$2,632.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 29, 2025	December 29, 2024
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$613.8	$613.8
Operating lease liabilities	12.1	12.3
Accrued payroll and related taxes	161.6	163.9
Accrued workers’ compensation and other claims	18.8	19.0
Income and other taxes	20.4	17.5
Total current liabilities	826.7	826.5

Noncurrent Liabilities
Long-term debt	74.3	239.4
Operating lease liabilities	47.5	50.9
Accrued workers’ compensation and other claims	33.4	33.8
Accrued retirement benefits	254.5	239.9
Other long-term liabilities	9.4	7.2
Total noncurrent liabilities	419.1	571.2

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2025 and 2024	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2025 and 2024	3.3	3.3
Treasury stock, at cost
Class A common stock, 3.3 million shares at 2025 and 3.6 million shares at 2024	(54.7)	(60.8)
Class B common stock	(0.6)	(0.6)
Paid-in capital	34.0	34.2
Earnings invested in the business	1,249.5	1,230.2
Accumulated other comprehensive income (loss)	(0.6)	(6.9)
Total stockholders’ equity	1,266.1	1,234.6

Total Liabilities and Stockholders’ Equity	$2,511.9	$2,632.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In millions of dollars)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Capital Stock
Class A common stock
Balance at beginning of period	$35.2	$35.2	$35.2	$35.2
Conversions from Class B	—	—	—	—
Balance at end of period	35.2	35.2	35.2	35.2

Class B common stock
Balance at beginning of period	3.3	3.3	3.3	3.3
Conversions to Class A	—	—	—	—
Balance at end of period	3.3	3.3	3.3	3.3

Treasury Stock
Class A common stock
Balance at beginning of period	(55.5)	(52.5)	(60.8)	(56.7)
Net issuance of stock awards and other	0.8	0.8	6.1	5.0
Balance at end of period	(54.7)	(51.7)	(54.7)	(51.7)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	30.5	27.1	34.2	30.6
Net issuance of stock awards	3.5	2.4	(0.2)	(1.1)
Balance at end of period	34.0	29.5	34.0	29.5

Earnings Invested in the Business
Balance at beginning of period	1,233.2	1,264.8	1,230.2	1,241.7
Net earnings	19.0	4.6	24.8	30.4
Dividends	(2.7)	(2.7)	(5.5)	(5.4)
Balance at end of period	1,249.5	1,266.7	1,249.5	1,266.7

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(5.6)	(0.5)	(6.9)	0.2
Other comprehensive income (loss), net of tax	5.0	(2.0)	6.3	(2.7)
Balance at end of period	(0.6)	(2.5)	(0.6)	(2.5)

Stockholders’ Equity at end of period	$1,266.1	$1,279.9	$1,266.1	$1,279.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions of dollars)

	26 Weeks Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net earnings	$24.8	$30.4
Adjustments to reconcile net earnings to net cash from operating activities:
Asset impairment charge	—	5.5
Depreciation and amortization	21.5	17.6
Operating lease asset amortization	5.4	4.6
Provision for credit losses and sales allowances	3.2	(0.2)
Stock-based compensation	7.2	5.2
Gain on sale of EMEA staffing operations	(4.0)	(1.6)
Gain on sale of assets	—	(5.5)
Gain on forward contract	—	(1.2)
Other, net	(0.1)	(1.1)
Changes in operating assets and liabilities, net of acquisition	61.3	(21.5)
Net cash from operating activities	119.3	32.2

Cash flows from investing activities:
Capital expenditures	(4.5)	(6.7)
Proceeds from sale of EMEA staffing operations, net of cash disposed	21.8	77.1
Proceeds from sale of PersolKelly investment	6.4	—
Proceeds from sale of assets	—	4.4
Acquisition of company, net of cash received	—	(427.4)
Payment for settlement of forward contract	—	(2.4)
Other investing activities	1.0	1.9
Net cash from (used in) investing activities	24.7	(353.1)

Cash flows from financing activities:
Proceeds from long-term debt	774.4	378.6
Payments on long-term debt	(939.5)	(168.2)
Dividend payments	(5.5)	(5.4)
Payments of tax withholding for stock awards	(1.9)	(2.1)
Other financing activities	(0.2)	(1.3)
Net cash (used in) from financing activities	(172.7)	201.6

Effect of exchange rates on cash, cash equivalents and restricted cash	7.6	(2.7)

Net change in cash, cash equivalents and restricted cash	(21.1)	(122.0)
Cash, cash equivalents and restricted cash at beginning of period	45.6	167.6

Cash, cash equivalents and restricted cash at end of period (1)	$24.5	$45.6

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In millions of dollars)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in the Company's consolidated balance sheets:

	26 Weeks Ended
	June 29, 2025	June 30, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$18.0	$38.2
Restricted cash included in prepaid expenses and other current assets	0.5	0.6
Noncurrent assets:
Restricted cash included in other assets	6.0	6.8
Cash, cash equivalents and restricted cash at end of period	$24.5	$45.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2025 (the 2024 consolidated financial statements). There were no changes in accounting policies as disclosed in the Form 10-K. The Company’s second fiscal quarter ended on June 29, 2025 and June 30, 2024, each of which contained 13 weeks. The corresponding June year-to-date periods for 2025 and 2024 each contained 26 weeks.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation. Specifically, as discussed in the Revenue and Segment Disclosures footnotes, the Company made a change to its reportable segments during the first quarter of 2025.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2. Revenue
Revenue Disaggregated by Service Type

In 2025, Kelly has three operating segments: Enterprise Talent Management (“ETM”), Science, Engineering & Technology (“SET”), and Education. The ETM segment combines two former reportable segments, Professional & Industrial (“P&I”) and Outsourcing & Consulting Group (“OCG”), along with the transfer of certain customers from the SET segment to better align delivery models and improve go-to-market strategies (see Segment Disclosures footnote). In the first quarter of 2025, the Company also integrated the Sevenstep business—acquired as part of the Motion Recruitment Partners, LLC (“MRP”) acquisition and which had previously been included in the SET segment—into the ETM segment as part of the broader MRP integration strategy. The Company's segments deliver talent through staffing services, permanent placement or outcome-based services. The Company's ETM segment also delivers talent solutions including managed service provider (“MSP”), payroll process outsourcing (“PPO”), and recruitment process outsourcing (“RPO”). The 2024 ETM and SET segment information has been recast to conform to the new structure.

The following tables present the Company's segment revenues disaggregated by service type (in millions of dollars):

	Second Quarter 2025

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$269.6	$120.8	$126.9	$2.9	$520.2
Science, Engineering & Technology	200.7	107.3	—	9.3	317.3
Education	262.7	—	—	2.6	265.3
Total Segment Revenue	$733.0	$228.1	$126.9	$14.8	$1,102.8
Intersegment					(1.0)
Total Revenue from Services					$1,101.8

	Second Quarter 2024

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$292.2	$128.8	$117.9	$2.3	$541.2
Science, Engineering & Technology	164.7	95.2	—	5.8	265.7
Education	248.5	—	—	2.6	251.1
Total Segment Revenue	$705.4	$224.0	$117.9	$10.7	$1,058.0
Intersegment					(0.5)
Total Revenue from Services					$1,057.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	June Year-to-Date 2025

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$550.3	$254.0	$244.7	$5.2	$1,054.2
Science, Engineering & Technology	405.6	216.7	—	17.4	639.7
Education	570.6	—	—	3.7	574.3
Total Segment Revenue	$1,526.5	$470.7	$244.7	$26.3	$2,268.2
Intersegment					(1.5)
Total Revenue from Services					$2,266.7

	June Year-to-Date 2024

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$578.1	$259.6	$222.6	$5.0	$1,065.3
Science, Engineering & Technology	304.7	182.6	—	10.0	497.3
Education	537.3	—	—	3.7	541.0
Total Segment Revenue	$1,420.1	$442.2	$222.6	$18.7	$2,103.6
Intersegment					(1.0)
Total Revenue from Services					$2,102.6

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

The table below presents the Company's revenues disaggregated by geography (in millions of dollars):

	Second Quarter		June Year-to-Date
	2025	2024	2025	2024
Americas
United States	$986.9	$944.2	$2,043.5	$1,877.8
Other	86.2	90.0	169.5	179.2
Total Americas Region	1,073.1	1,034.2	2,213.0	2,057.0

Total Europe Region	11.9	10.8	21.5	21.6

Total Asia-Pacific Region	16.8	12.5	32.2	24.0

Total Kelly Services, Inc.	$1,101.8	$1,057.5	$2,266.7	$2,102.6

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were $0.1 million as of second quarter-end 2025 and $1.8 million as of year-end 2024. Amortization expense for the deferred costs in the second quarter and June year-to-date 2025 was $0.6 million and $1.8 million, respectively. Amortization expense for the deferred costs in the second quarter and June year-to-date 2024 was $1.7 million and $4.1 million, respectively.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
3. Credit Losses
The rollforward of the Company's allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions of dollars):

	June Year-to-Date
	2025	2024
Allowance for credit losses:
Beginning balance	$4.9	$8.0
Current period provision	2.7	0.4
Currency exchange effects	0.1	(0.2)
Disposition of EMEA staffing operations	—	(2.4)
Write-offs	(0.3)	(0.6)
Ending balance	$7.4	$5.2

Write-offs are presented net of recoveries, which were not material for second quarter-end 2025 or 2024. As of second quarter-end 2024, the Company had a receivable of $16.8 million related to the sale of the EMEA staffing operations (see Acquisitions and Disposition footnote). The Company determined that no credit loss provision was required on this receivable as it was considered collectible; it was subsequently settled in the second quarter of 2025. No other allowances related to other receivables were material as of second quarter-end 2025 or 2024.
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
Motion Recruitment Partners
On May 31, 2024, the Company indirectly acquired 100% of the equity interests in Motion Recruitment Partners, LLC (“MRP”) by way of a merger with MRP Merger Sub, Inc. (“Merger Sub”), a newly-formed, wholly owned subsidiary of the Company, with and into MRP Topco (“Topco”), the indirect parent company of MRP and Littlejohn Fund V, L.P. (“Littlejohn”), with Topco surviving the merger (the “Merger”). MRP is a parent company to a group of leading global talent solutions providers and the acquisition is expected to strengthen the scale and capabilities of Kelly's solutions portfolio. Under terms of the merger agreement, the $425.0 million purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million. The acquisition was funded with cash on hand and available credit facilities (see Debt footnote). Total consideration included $3.4 million of contingent consideration related to an earnout payment with a maximum potential cash payment of $60.0 million in the event certain financial metrics are met per the terms of the agreement. The earnout payment was based on a multiple of gross profit in excess of an agreed-upon amount during the earnout period, defined as the 12 months ending March 31, 2025, with any necessary payment due to the seller in second quarter of 2025. The initial fair value of the earnout was established using a Monte Carlo simulation model, reassessed quarterly, and was written down to zero in the fourth quarter of 2024. The earnout period concluded in the first quarter of 2025 and no further liability will be recognized (see Fair Value Measurements footnote). The merger agreement contains representations and warranties and covenants customary for a transaction of this nature.

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

As of May 2025, the purchase price allocation for this acquisition is final. None of the goodwill generated from the acquisition is expected to be deductible for tax purposes. MRP's results of operations are included in the ETM and SET segments, with MRP’s Sevenstep business included in ETM and the remaining operations in SET.
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
In the first quarter of 2024, the Company recorded a euro-denominated receivable from Gi of $26.9 million, representing working capital and other adjustments that were determinable and expected to be received under the cash-free, debt-free transaction structure. In the second quarter of 2024, the Company recorded negative working capital and other adjustments of $10.1 million, which reduced the net receivable from Gi and was recognized in (gain) loss on sale of EMEA staffing operations in the consolidated statements of earnings. In the second quarter of 2025, the Company received proceeds of $21.8 million in connection with this receivable. The proceeds exceeded the amount previously recorded due to favorable resolution of certain reconciliations under the terms of the purchase agreement. As a result, $4.8 million was recognized in the consolidated statements of earnings in the second quarter of 2025, with $4.0 million recorded in (gain) loss on sale of EMEA staffing operations and $0.8 million recorded in other income (expense), net reflecting foreign currency remeasurements up to the date of settlement. The proceeds are included in investing activities in the consolidated statements of cash flows. The receivable from Gi was fully settled and there is no remaining receivable as of the second quarter-end 2025.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of second quarter-end 2025 and year-end 2024 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	As of Second Quarter-End 2025
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$6.0	$6.0	$—	$—
Total assets at fair value	$6.0	$6.0	$—	$—

Interest rate swaps	$(0.1)	$—	$(0.1)	$—
EMEA staffing indemnification	(2.2)	—	—	(2.2)
Brazil indemnification	(0.9)	—	—	(0.9)
Total liabilities at fair value	$(3.2)	$—	$(0.1)	$(3.1)

	As of Year-End 2024
Description	Total	Level 1	Level 2	Level 3
	(In millions of dollars)
Money market funds	$6.4	$6.4	$—	$—
Total assets at fair value	$6.4	$6.4	$—	$—

Interest rate swaps	$(0.4)	$—	$(0.4)	$—
EMEA staffing indemnification	(2.0)	—	—	(2.0)
Brazil indemnification	(1.7)	—	—	(1.7)
Total liabilities at fair value	$(4.1)	$—	$(0.4)	$(3.7)

Money Market Funds

Money market funds represent investments in money market funds that hold government securities, all of which are restricted as of second quarter-end 2025 and year-end 2024, and are included in other assets in the consolidated balance sheet. These restricted funds represent cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

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

On November 2, 2023, the Company entered into a foreign currency forward contract with a notional amount of €90.0 million to manage the foreign currency risk associated with the sale of the EMEA staffing operations, which was completed on January 2, 2024. This contract was not designated as a hedging instrument; therefore, it was marked-to-market and the changes in fair value were recognized in earnings. The Company's foreign currency forward contract was valued using observable inputs, such as foreign currency exchange rates, and was considered a level 2 liability. The Company recorded an unrealized loss of $3.6 million for the year-ended 2023 and settled the forward contract on January 5, 2024 for $2.4 million of cash. Accordingly, the Company recognized a gain of $1.2 million in the first quarter of 2024 in gain on forward contract on the consolidated statements of earnings, which partially offsets the $3.6 million loss recognized in 2023, for a total loss of $2.4 million on the contract.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
Interest Rate Swaps

On July 17, 2024, the Company entered into two interest rate swaps with a notional value of $50.0 million each to manage Secured Overnight Financing Rate (“SOFR”) fluctuations on the securitization facility (see Debt footnote). These contracts were not designated as hedging instruments; therefore, the mark-to-market fair value changes and the cash settlements on the swaps are recognized in earnings. The Company's interest rate swaps were valued with assistance from a third party based on pricing models using observable inputs, such as SOFR forward rates, and are considered level 2 liabilities, which are remeasured quarterly. The 12-month interest rate swap was settled in the second quarter of 2025 (see Debt footnote). As of second quarter-end 2025 and year-end 2024, the Company recorded a liability totaling $0.1 million and $0.4 million, respectively, related to the mark-to-market fair value of the interest rate swaps in accounts payable and accrued liabilities in the consolidated balance sheet. The net gains and losses recorded in other income (expense), net in the consolidated statements of earnings related to these swaps were not significant as of the second quarter-end 2025.

Indemnification Liabilities

As of second quarter-end 2025 and year-end 2024, the Company had an indemnification liability totaling $2.2 million and $2.0 million, respectively, relating to the sale of the EMEA staffing operations in January 2024, with the increase attributable to exchange rate fluctuations. The liability is included in other long-term liabilities in the consolidated balance sheet and the associated expense is included in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences for an indefinite term. The Company's maximum exposure under these indemnifications is not estimable at this time due to uncertainties to potential outcomes and the facts and circumstances involved in the agreement. Management believes the risk of material exposure is remote. The initial valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability and is measured on a recurring basis.

As of second quarter-end 2025, the Company has an indemnification liability totaling $0.9 million in other long-term liabilities, and $1.7 million at year-end 2024, with $0.9 million in accounts payable and accrued liabilities and $0.8 million in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis.

Earnout Liabilities

In the second quarter of 2024, the Company recorded an earnout liability relating to the 2024 acquisition of MRP totaling $3.4 million (see Acquisitions and Disposition footnote). The valuation of the earnout liability was initially established using the Monte Carlo simulation model and represented the fair value and is considered a level 3 liability. The maximum total cash payment related to the earnout liability was $60.0 million. In the fourth quarter of 2024, the liability was reassessed and the fair value was determined to be zero. The earnout period concluded in the first quarter of 2025 and no further liability will be recognized.

Equity Investment Without Readily Determinable Fair Value

In 2022, the Company invested in equity securities with an initial investment of $0.4 million which was included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. In the fourth quarter of 2024, the Company entered into a transaction to sell a portion of its shares and as a result of the sale, the value of the remaining investment was remeasured at $3.5 million as of year-end 2024. As of second quarter-end 2025, the value of the investment is $3.5 million, representing total cost plus observable price changes to date.

In the first quarter of 2025, the Company sold its 2.5% interest in PersolKelly Pte. Ltd. for cash proceeds of $6.4 million. The investment was measured using the measurement alternative for equity investments without a readily determinable fair value

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
and had a carrying value of $6.4 million as of year-end 2024 and at the time of the sale, representing total cost plus observable price changes to date. As a result, the sale had no impact on other income (expense), net in the consolidated statements of earnings.
6. Integration, Realignment and Restructuring
2025 Actions

In the first quarter of 2025, the Company launched various initiatives aimed at integrating MRP and other prior acquisitions, combining operating segments, and further aligning processes and technology across the Company. The costs incurred related to these integration and realignment initiatives totaled $6.1 million and $16.8 million during the second quarter and June year-to-date 2025, respectively. For the second quarter 2025, integration and realignment costs consisted of $1.7 million of IT-related charges, $2.1 million of severance and $2.3 million of fees and other costs to execute the initiatives. For June year-to-date 2025, integration and realignment costs consisted of $7.0 million of IT-related charges, $6.5 million of severance and $3.3 million of fees and other costs to execute the initiatives. The severance costs incurred as a part of these efforts are primarily accounted for in accordance with ASC 712 Compensation - Nonretirement Postemployment Benefits. The integration and realignment costs are recorded in selling, general and administrative (“SG&A”) expenses in the consolidated statements of earnings.

The integration and realignment costs included in SG&A are detailed below for the second quarter and June year-to-date 2025 (in millions of dollars):

	Second Quarter 2025
	IT-related Charges	Severance	Fees and Other	Total

Enterprise Talent Management	$—	$1.0	$0.1	$1.1
Science, Engineering & Technology	0.1	0.9	—	1.0
Education	—	0.1	—	0.1
Corporate	1.6	0.1	2.2	3.9
Total	$1.7	$2.1	$2.3	$6.1

	June Year-to-Date 2025
	IT-related Charges	Severance	Fees and Other	Total

Enterprise Talent Management	$—	$3.7	$0.1	$3.8
Science, Engineering & Technology	0.1	2.0	—	2.1
Education	—	0.1	—	0.1
Corporate	6.9	0.7	3.2	10.8
Total	$7.0	$6.5	$3.3	$16.8

2024 Actions
In the second quarter and June year-to-date 2024, the Company incurred $4.3 million and $6.6 million, respectively, of restructuring charges and transformation fees as a continuation of the comprehensive transformation initiative that was announced in the second quarter of 2023. For the second quarter of 2024, transformation activities included $2.4 million of severance and $1.9 million of costs to execute the transformation through the use of an external consultant. For June year-to-date 2024, transformation activities included $3.5 million of severance and $3.1 million of costs to execute the transformation through the use of an external consultant. The Company's 2024 restructuring actions are complete with no remaining liability as of first quarter-end 2025. No material adjustments are expected to be recorded.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
The restructuring and transformation costs included in SG&A are detailed below for the second quarter and June year-to-date 2024 (in millions of dollars):

	Second Quarter 2024			June Year-to-Date 2024
	Severance Costs	Lease Termination Costs, Transformation and Other	Total	Severance Costs	Lease Termination Costs, Transformation and Other	Total

Enterprise Talent Management	$0.3	$—	$0.3	$1.0	$—	$1.0
Science, Engineering & Technology	0.3	—	0.3	0.3	—	0.3
Corporate	1.8	1.9	3.7	2.2	3.1	5.3
Total	$2.4	$1.9	$4.3	$3.5	$3.1	$6.6
7. Goodwill
The changes in the carrying amount of goodwill through second quarter-end 2025 are included in the table below (in millions of dollars). The goodwill of $3.0 million resulting from the acquisition of CTC during the fourth quarter of 2024 was allocated to the Education reportable segment. In the first quarter of 2025, the Company received a post-close net working capital adjustment of $0.1 million related to the acquisition of CTC. The goodwill of $221.5 million resulting from the acquisition of MRP during the second quarter of 2024 was allocated to the SET reportable segment. During the third quarter of 2024, the Company recorded a $1.4 million liability for a net working capital adjustment related to the acquisition of MRP. The adjustment resulted in a $1.4 million addition of goodwill, which was allocated to the SET reportable segment (see Acquisitions and Disposition footnote).

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

	SET	Education	ETM	Total
Balance as of year-end 2023	$111.3	$39.8	$—	$151.1
Additions	222.9	3.0	—	225.9
Impairment adjustments	(72.8)	—	—	(72.8)
Balance as of year-end 2024	261.4	42.8	—	304.2
Adjustments	—	(0.1)	—	(0.1)
Reallocation	(22.3)	—	22.3	—
Balance as of second quarter-end 2025	$239.1	$42.7	$22.3	$304.1

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

At the end of the second quarter of 2025, there were $20.0 million of long-term borrowings on the term benchmark line under the Facility and a remaining borrowing capacity of $130.0 million. The rate for these borrowings, which varies based on the Company's leverage ratio as defined in the agreement, includes either (i) the Prime rate plus the applicable margin for the floating line or (ii) a term SOFR for 1-, 3-, or 6-months dependent on the interest election plus a 0.10% margin and the applicable margin for the term benchmark line. At year-end 2024, there were $40.0 million of long-term borrowings on the term benchmark line under the Facility and a remaining borrowing capacity of $110.0 million. To maintain availability of the funds, the Company pays a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under the Company's other loan agreements, had a facility fee of 20.0 basis points at the end of the second quarter of 2025 and at year-end 2024. The Facility’s financial covenants and restrictions are described below, all of which were met at the end of the second quarter of 2025:

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

At the end of the second quarter of 2025, the Securitization Facility had $54.3 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining capacity of $153.1 million. The rate for these borrowings includes the adjusted daily SOFR plus a 0.10% margin and a 1.10% utilization rate on the amount of the Company's borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, the Company pays a commitment fee of 40.0 basis points on the unused capacity. At year-end 2024, the Securitization Facility had $199.4 million of long-term borrowings, SBLCs of $46.1 million related to workers’ compensation and a remaining capacity of $4.5 million.

On July 17, 2024, the Company entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of the interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the July 17, 2024 effective date through July 17, 2025

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
and January 17, 2026, respectively. The 12-month interest rate swap was settled early with the final payment made in June 2025. At the end of the second quarter of 2025 and at year-end 2024, the Company recorded a liability totaling $0.1 million and $0.4 million, respectively, related to the mark-to-market fair value of the interest rate swaps (see Fair Value Measurements footnote).

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
Local Credit Facilities

The Company had total unsecured, uncommitted short-term local credit facilities of $3.2 million at the end of the second quarter of 2025. The Company had no borrowings under these lines at the end of the second quarter of 2025 and at year-end 2024.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the second quarter and June year-to-date 2025 and 2024 are included in the table below (in millions of dollars).

	Second Quarter		June Year-to-Date
	2025	2024	2025	2024

Foreign currency translation adjustments:
Beginning balance	$(5.6)	$(0.5)	$(6.9)	$0.6
Other comprehensive income (loss) before reclassifications	5.0	(2.0)	6.3	(2.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(0.6)
Net current-period other comprehensive income (loss)	5.0	(2.0)	6.3	(3.1)
Ending balance	(0.6)	(2.5)	(0.6)	(2.5)

Pension liability adjustments:
Beginning balance	—	—	—	(0.4)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	0.4
Net current-period other comprehensive income (loss)	—	—	—	0.4
Ending balance	—	—	—	—

Total accumulated other comprehensive income (loss)	$(0.6)	$(2.5)	$(0.6)	$(2.5)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10. Earnings Per Share
The reconciliation of basic and diluted earnings per share on common stock for the second quarter and June year-to-date 2025 and 2024 is as follows (in millions of dollars except per share data):

	Second Quarter		June Year-to-Date
	2025	2024	2025	2024
Net earnings	$19.0	$4.6	$24.8	$30.4
Less: earnings allocated to participating securities	(0.6)	(0.1)	(0.8)	(0.7)
Net earnings available to common shareholders	$18.4	$4.5	$24.0	$29.7

Average shares outstanding (millions):
Basic	35.2	35.5	35.1	35.5
Dilutive share awards	0.5	0.4	0.5	0.4
Diluted	35.7	35.9	35.6	35.9

Basic earnings per share	$0.52	$0.13	$0.68	$0.84
Diluted earnings per share	$0.52	$0.12	$0.67	$0.83

Potentially dilutive share awards for Class A common stock are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the second quarter and June year-to-date 2025 and 2024 (see Stock-Based Compensation footnote for a description of performance shares). Dividends paid per share for Class A and Class B common stock were $0.075 for the second quarter of 2025 and 2024 and $0.15 for June year-to-date 2025 and 2024.

In November 2024, the Company's board of directors authorized a $50.0 million Class A share repurchase program that expires on December 2, 2026. During the second quarter and June year-to-date 2025, the Company did not repurchase any Class A shares. A total of $40.0 million remains available under the share repurchase program as of second quarter-end 2025.
11. Stock-Based Compensation
For the second quarter of 2025, the Company recognized stock compensation expense of $3.5 million and a related tax benefit of $0.6 million. For the second quarter of 2024, the Company recognized stock compensation expense of $2.4 million and a related tax benefit of $0.6 million. For June year-to-date 2025, the Company recognized stock compensation expense of $7.2 million and a related tax benefit of $0.9 million. For June year-to-date 2024, the Company recognized stock compensation expense of $5.2 million and a related tax benefit of $1.3 million.
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

A summary of the status of all nonvested performance shares at target as of second quarter-end 2025 and the year-to-date changes is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents a portion of the 2022 performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2024	568	$18.66
Granted	291	12.59
Vested	(162)	20.18
Forfeited	—	—
Vesting adjustment	(28)	15.48
Nonvested at second quarter-end 2025	669	$14.98

Restricted Stock

A summary of the status of nonvested restricted stock as of second quarter-end 2025 and the year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2024	1,061	$19.79
Granted	626	13.42
Vested	(340)	19.57
Forfeited	(85)	17.69
Nonvested at second quarter-end 2025	1,262	$16.83
12. Sale of Assets

On June 10, 2024, the Company sold Ayers Group, a division of our ETM segment, for a purchase price of $7.5 million, subject to final closing adjustments. The Company received cash proceeds of $4.5 million in the second quarter of 2024, representing the purchase price less the value of rights to certain receivables and deferred revenue retained by the Company, net of working capital adjustments in accordance with the agreement. As of the date of the sale, the net carrying value of the assets was a credit balance of $1.0 million, resulting in a gain on the sale of $5.5 million which was recorded in gain on sale of assets in the consolidated statements of earnings. The sale was a part of the Company's ongoing strategy to further optimize its operating model.
13. Other Income (Expense), Net
Included in other income (expense), net for the second quarter of 2025 and 2024 are the following:

	Second Quarter		June Year-to-Date
	2025	2024	2025	2024
	(In millions of dollars)
Interest income	$0.9	$2.3	$1.7	$5.1
Interest expense	(3.5)	(2.1)	(7.5)	(2.6)
Other	0.3	(6.7)	0.3	(7.2)
Other income (expense), net	$(2.3)	$(6.5)	$(5.5)	$(4.7)
Included in Other for second quarter and June year-to-date 2024 is $7.8 million of transaction costs related to the acquisition of MRP (see Acquisitions and Disposition footnote).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
14. Income Taxes
Income tax expense was $0.9 million for the second quarter of 2025 and $1.1 million for the second quarter of 2024. Income tax expense was $2.7 million for June year-to-date 2025 and $5.1 million for June year-to-date 2024. The quarterly variance was driven by changes in pretax income, changes in the valuation allowance on the tax benefit from the EMEA staffing operations sale, and 2024 non-deductible acquisition costs. The year-to-date variance was driven by changes in pretax income and 2024 non-deductible acquisition costs.

The Company's tax expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax-exempt investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets and the tax effects of stock compensation. The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company continues to monitor its partial foreign tax credit valuation allowance for potential changes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing multiple changes to the U.S. tax code. The Company is currently evaluating the OBBBA and does not expect any material impacts on its consolidated financial statements and related disclosures.

The work opportunity credit program generates a significant tax benefit for the Company. It is a temporary provision in the U.S. tax law and expires for employees hired after 2025. While the work opportunity credit has routinely been extended, it is uncertain whether it will again be extended. In the event the program is not renewed, we will continue to receive credits for qualified employees hired prior to 2026.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
15. Contingencies
The Company is continuously engaged in litigation, threatened litigation, claims, audits or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability, violations of privacy rights, anti-competition regulations, commercial and contractual disputes, and tax-related matters, which could result in a material adverse outcome.

The Company records accruals for loss contingencies when the Company believes it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At second quarter-end 2025 and year-end 2024, the gross accrual for litigation costs amounted to $1.8 million and $1.5 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At second quarter-end 2025 and year-end 2024, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.1 million to $2.3 million as of second quarter-end 2025. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which the Company is currently able to estimate a range of loss and does not represent the maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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
The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the fourth quarter of 2024 and included the relevant interim disclosures retrospectively for 2024. The following tables present information about the reported revenue from services of the Company by reportable segment, along with a reconciliation to earnings before taxes, for the second quarter and June year-to-date 2025 and 2024. Asset information by reportable segment is not presented since the Company does not produce such information internally nor does it use such information to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter 2025
	(In millions of dollars)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$520.2	$317.3	$265.3	$(1.0)	$1,101.8

Cost of services(1)	416.2	234.9	226.2	(1.0)	876.3

Direct salaries(2)	61.3	46.5	15.1
Other segment expenses(3)	31.6	16.6	10.4
SG&A expenses	92.9	63.1	25.5	—	181.5

Business unit profit (loss)	$11.1	$19.3	$13.6	$—	$44.0

Corporate SG&A					$(13.3)
Gain on sale of EMEA staffing operations					4.0
Depreciation and amortization(4)					(12.5)
Consolidated earnings from operations					22.2

Other income (expense), net					(2.3)
Earnings before taxes					$19.9

	June Year-to-Date 2025
	(In millions of dollars)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$1,054.2	$639.7	$574.3	$(1.5)	$2,266.7

Cost of services(1)	842.2	475.0	489.0	(1.5)	1,804.7

Direct salaries(2)	129.8	97.1	31.5
Other segment expenses(3)	64.3	34.9	20.9
SG&A expenses	194.1	132.0	52.4	—	378.5

Business unit profit (loss)	$17.9	$32.7	$32.9	$—	$83.5

Corporate SG&A					$(29.2)
Gain on sale of EMEA staffing operations					4.0
Depreciation and amortization(4)					(25.3)
Consolidated earnings from operations					33.0

Other income (expense), net					(5.5)
Earnings before taxes					$27.5

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
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
(3) For both second quarter and June year-to-date 2025, other segment expenses for each reportable segment included:
•ETM and EDU- Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
•SET - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, operational software licenses, and facilities and equipment-related costs.
(4) Represents total company depreciation and amortization of intangibles, including the amortization of hosted software.

	Second Quarter 2024
	(In millions of dollars)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$541.2	$265.7	$251.1	$(0.5)	$1,057.5

Cost of services(1)	432.2	197.9	214.2	(0.5)	843.8

Direct salaries(2)	62.7	36.0	15.6
Other segment expenses(3)	30.8	12.9	8.6
SG&A expenses	93.5	48.9	24.2	—	166.6

Business unit profit (loss)	$15.5	$18.9	$12.7	$—	$47.1

Corporate SG&A					$(12.4)
Loss on sale of EMEA staffing operations					(10.0)
Asset impairment charge					(5.5)
Gain on sale of assets					5.5
Depreciation and amortization(4)					(12.5)
Consolidated earnings from operations					12.2

Gain on forward contract					—
Other income (expense), net					(6.5)
Earnings before taxes					$5.7

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	June Year-to-Date 2024
	(In millions of dollars)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$1,065.3	$497.3	$541.0	$(1.0)	$2,102.6

Cost of services(1)	850.1	372.1	462.0	(1.0)	1,683.2

Direct salaries(2)	127.5	65.0	30.7
Other segment expenses(3)	64.1	27.1	17.5
SG&A expenses	191.6	92.1	48.2	—	331.9

Business unit profit (loss)	$23.6	$33.1	$30.8	$—	$87.5

Corporate SG&A					$(27.4)
Gain on sale of EMEA staffing operations					1.6
Asset impairment charge					(5.5)
Gain on sale of assets					5.5
Depreciation and amortization(4)					(22.7)
Consolidated earnings from operations					39.0

Gain on forward contract					1.2
Other income (expense), net					(4.7)
Earnings before taxes					$35.5
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
(3) For both second quarter and June year-to-date 2024, other segment expenses for each reportable segment included:
•Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
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

	Second Quarter		June Year-to-Date
	2025	2024	2025	2024
	(In millions of dollars)
Depreciation and amortization:
Enterprise Talent Management	$2.7	$4.8	$5.9	$9.0
Science, Engineering & Technology	7.7	5.6	15.2	9.6
Education	2.1	2.1	4.2	4.1
17. New Accounting Pronouncements
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
In the second quarter, we continued to drive growth in more resilient markets, with each business unit delivering strategic contributions to Kelly’s results. Our Education segment achieved another quarter of revenue growth as we maintained strong fill rates in the K-12 staffing business. Across SET and ETM, outcome-based offerings excluding our contact center business sustained positive momentum with customers as we continued to shift our business mix toward higher margin, higher growth solutions. Payroll process outsourcing remained a source of strength within the ETM segment’s talent solutions offerings and delivered robust revenue growth over the prior year.

Our results also reflect demand reductions with certain large customers, and a more measured approach to hiring among employers in some sectors in response to the dynamic trade and geopolitical landscape. Staffing volumes associated with the U.S. federal government were down measurably year-over-year and began to stabilize as the quarter progressed. As market conditions evolved, we maintained our commitment to operational discipline and initiated actions to align resource levels with demand.

While delivering near-term results, we also remained focused on executing our growth and efficiency initiatives to position Kelly for the future. The integration of MRP’s portfolio of businesses with our existing SET businesses is well underway, having completed the realignment of sales, recruiting and functional teams in the quarter as part of our redefined go-to-market strategy. The integration of the Sevenstep talent solutions business with ETM’s talent solutions business is progressing similarly. We continued the implementation of modernized front- and back-office systems within SET leveraging MRP’s leading technology stack to consolidate disparate systems thus reducing complexity and driving efficiency.

Our progress in the second quarter reflects our commitment to staying close to our customers and leveraging our differentiated capabilities to provide them with innovative workforce solutions.

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

Results of Operations
Total Company
(Dollars in millions)

	Second Quarter				June Year-to-Date
	2025	2024	% Change		2025	2024	% Change
Revenue from services	$1,101.8	$1,057.5	4.2%		$2,266.7	$2,102.6	7.8%
Gross profit	225.5	213.7	5.5		462.0	419.4	10.2
SG&A expenses excluding integration, realignment, and restructuring charges and depreciation and amortization	188.8	174.7	8.0		391.0	352.7	10.8
Integration, realignment and restructuring charges	6.0	4.3	40.2		16.7	6.6	152.9
Total SG&A expenses excluding depreciation and amortization	194.8	179.0	8.8		407.7	359.3	13.4
Depreciation and amortization	12.5	12.5	(0.1)		25.3	22.7	11.4
Total SG&A expenses	207.3	191.5	8.2		433.0	382.0	13.3
(Gain) loss on sale of EMEA staffing operations	(4.0)	10.0	(139.3)		(4.0)	(1.6)	(139.3)
Gain on sale of assets	—	(5.5)	NM		—	(5.5)	NM
Asset impairment charge	—	5.5	NM		—	5.5	NM
Earnings from operations	22.2	12.2	81.0		33.0	39.0	(15.5)
Gain on forward contract	—	—	NM		—	1.2	NM
Other income (expense), net	(2.3)	(6.5)	65.0		(5.5)	(4.7)	(15.8)
Earnings before taxes	19.9	5.7	249.1		27.5	35.5	(22.6)
Income tax expense	0.9	1.1	(23.8)		2.7	5.1	(48.0)
Net earnings	$19.0	$4.6	314.7%		$24.8	$30.4	(18.3)%
Gross profit rate	20.5%	20.2%	0.3	pts.	20.4%	19.9%	0.5	pts.

Second Quarter Results

Revenue from services in the second quarter increased 4.2%, which was primarily driven by the acquisition of MRP in May 2024. Excluding the impact from the acquisitions, revenue from services decreased 3.3% year-over-year with decreases in the ETM and SET segments partially offset by an increase in the Education segment. Compared to the second quarter of 2024 and excluding the impact from the acquisitions, revenue from staffing services decreased 3.4% and revenue from outcome-based services decreased 5.5%. Revenue from talent solutions increased 2.3% and permanent placement revenue decreased 8.7% from the prior year, excluding the impact from the acquisition.

Gross profit increased 5.5% largely driven by the acquisition of MRP. Excluding the impact from the acquisition, gross profit decreased 5.1%. The gross profit rate increased 30 basis points to 20.5% primarily due to a 70 basis point increase due to the acquisition of MRP, partially offset by a 30 basis point decrease related to business mix and other and a 10 basis point decrease related to lower permanent placement fees. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in the ETM and SET segments excluding the acquisition and was flat year-over-year in the Education segment.

Total SG&A expenses increased 8.2%, primarily due to the acquisition of MRP. Excluding the impact of the acquisition, SG&A expenses decreased 2.2%. SG&A expenses in the second quarter of 2025 include $6.0 million of integration and realignment costs related to initiatives to integrate MRP and other prior acquisitions, consolidating operating segments, and further aligning processes and technology across the Company, $0.2 million of executive transition charges and $0.1 million of transaction costs related to the sale of our EMEA staffing operations. Included in SG&A expenses in the second quarter of 2024 were $4.3 million of transformation and restructuring charges relating to 2023 initiatives and $1.6 million of transaction costs related to the sale of our EMEA staffing operations. Excluding the impact from the acquisition, as well as integration and realignment, transaction, executive transition, and restructuring and transformation charges—and excluding depreciation and amortization—SG&A expenses decreased 1.1% from the prior year.

The gain and loss on sale of EMEA staffing operations relates to the January 2024 sale. In the second quarter of 2025, we have recognized a gain of $4.0 million upon settlement of working capital and other adjustments. The loss on sale of EMEA staffing operations in the second quarter of 2024 relates to a net working capital adjustment of $10.0 million.
Income tax expense was $0.9 million for the second quarter of 2025 compared to $1.1 million for the second quarter of 2024, with the change primarily due to changes in pretax income, non-deductible transaction costs in 2024 and the impact of the sale of EMEA staffing operations in both years.

June Year-to-Date Results

Revenue from services in the first six months of 2025 increased 7.8%, which was primarily driven by the acquisition of MRP in May 2024. Excluding the impact from the acquisitions, revenue from services decreased 1.6% year-over-year with decreases in the ETM and SET segments partially offset by an increase in the Education segment. Compared to the first six months of 2024 and excluding the impact from the acquisitions, revenue from staffing services decreased 1.6% and revenue from outcome-based services decreased 2.9% from the prior year. Revenue from talent solutions increased 2.6% and permanent placement revenue decreased 19.8% from the prior year, excluding the impact from the acquisition.

Gross profit increased 10.2% largely driven by the acquisition of MRP. Excluding the impact from the acquisition, gross profit decreased 3.1%. The gross profit rate increased 50 basis points to 20.4% primarily due to an 80 basis point increase due to the acquisition of MRP, partially offset by a 20 basis point decrease related to business mix and other and a 10 basis point decrease related to lower permanent placement fees. The gross profit rate decreased in the ETM and SET segments excluding the acquisition and increased in the Education segment.

Total SG&A expenses increased 13.3%, primarily due to the acquisition of MRP. Excluding the impact of the acquisition, SG&A expenses decreased 0.7%. SG&A expenses in the first six months of 2025 include $16.7 million of integration and realignment costs related to initiatives to integrate MRP and other prior acquisitions, consolidating operating segments, and further aligning processes and technology across the Company, $0.5 million of executive transition charges and $0.4 million of transaction costs related to the sale of our EMEA staffing operations. Included in SG&A expenses in the first six months of 2024 were $7.1 million of transaction costs related to the sale of our EMEA staffing operations and $6.6 million of transformation and restructuring charges relating to 2023 initiatives. Excluding the impact from the acquisition, as well as integration and realignment, transaction, executive transition, and restructuring and transformation charges-and excluding depreciation and amortization-SG&A expenses were flat to the prior year.

The gain on sale of EMEA staffing operations relates to the January 2024 sale. In the second quarter of 2025, we have recognized a gain of $4.0 million upon the settlement of working capital and other adjustments and previously recognized a gain of $1.6 million in the first six months of 2024. The gain on sale of assets represents the sale of the Company's Ayers Group in the second quarter of 2024 for which we recognized a gain of $5.5 million in the first six months of 2024.

Impairment of assets in the first six months of 2024 represents the impairment of certain right-of-use assets related to our leased headquarters facility.

Gain on forward contract of $1.2 million represents the gain recognized in the first quarter of 2024 for the settlement of the foreign currency forward contract in January 2024 that was entered into in 2023 relating to the sale of the EMEA staffing operations.

Income tax expense was $2.7 million for the first six months of 2025 compared to an income tax expense of $5.1 million for the first six months of 2024 with the change primarily due to changes in pretax income, non-deductible transaction costs in 2024 and the impact of the sale of the EMEA staffing operations in both years.

Operating Results By Segment
(Dollars in millions)

	Second Quarter			June Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Revenue from Services:
Enterprise Talent Management	$520.2	$541.2	(3.9)%	$1,054.2	$1,065.3	(1.0)%
Science, Engineering & Technology	317.3	265.7	19.4	639.7	497.3	28.6
Education	265.3	251.1	5.6	574.3	541.0	6.1
Less: Intersegment revenue	(1.0)	(0.5)	90.2	(1.5)	(1.0)	41.3
Consolidated Total	$1,101.8	$1,057.5	4.2%	$2,266.7	$2,102.6	7.8%

Second Quarter Results
ETM revenue includes the impact from the addition of the Sevenstep business, which represents the talent solutions business that was acquired as part of the MRP acquisition. Revenue excluding the acquisition decreased 5.1% from the prior year. Revenue from staffing services decreased 7.7% resulting from lower hours volume primarily at certain large customers and revenue from outcome-based services decreased 6.2% due primarily from lower demand for our contact-center solutions, which were offset by an increase of 2.3% in talent solutions, excluding the acquisition. Permanent placement fees increased 27.2%.

The increase in SET revenue from services was primarily driven by the acquisition of MRP staffing and outcome-based solutions businesses. Excluding the acquisition, revenue from services decreased 8.5% primarily driven by declines in hours volume in our staffing specialties largely from changes in demand related to U.S. federal government contractors. Excluding the acquisition, revenue in our outcome-based services decreased 4.5%. Permanent placement fees decreased, reflecting continued lower market demand.

The increase in Education revenue from services was driven by the impact of improved fill rates on stable demand for our services as compared to a year ago.

June Year-to-Date Results

ETM revenue includes the impact from the addition of the Sevenstep business. Revenue excluding the acquisition decreased 2.6%. Revenue from staffing services decreased 4.8% resulting from lower hours volume primarily at certain large customers and revenue from outcome-based services decreased 2.2% due primarily from lower demand for our contact-center solutions, which were offset by an increase of 2.6% in talent solutions, excluding the acquisition.

The increase in SET revenue from services was primarily driven by the acquisition of MRP staffing and outcome-based solutions businesses. Excluding the acquisition, revenue from services decreased 7.8% primarily driven by declines in hours volume in our staffing specialties largely from changes in demand related to U.S. federal government contractors. Excluding the acquisition, revenue in our outcome-based services decreased 3.9%. Permanent placement fees decreased, reflecting continued lower market demand.

The increase in Education revenue from services was driven by the impact of higher fill rates and higher bill rates on stable demand for our services as compared to a year ago, partially offset by the impact of weather-related school closures early in the year.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter				June Year-to-Date
	2025	2024	Change		2025	2024	Change
Gross Profit:
Enterprise Talent Management	$104.0	$109.0	(4.6)%		$212.0	$215.2	(1.5)%
Science, Engineering & Technology	82.4	67.8	21.5		164.7	125.2	31.5
Education	39.1	36.9	6.1		85.3	79.0	8.1
Consolidated Total	$225.5	$213.7	5.5%		$462.0	$419.4	10.2%

Gross Profit Rate:
Enterprise Talent Management	20.0%	20.1%	(0.1)	pts.	20.1%	20.2%	(0.1)	pts.
Science, Engineering & Technology	26.0	25.5	0.5		25.7	25.2	0.5
Education	14.7	14.7	—		14.9	14.6	0.3
Consolidated Total	20.5%	20.2%	0.3	pts.	20.4%	19.9%	0.5	pts.

Second Quarter Results

Gross profit for ETM decreased on lower revenue volume. Factors impacting the gross profit rate included the impact of changes in business mix and higher employee-related costs which reduced the gross profit rate by 50 basis points, partially offset by higher permanent placement fees which increased the gross profit rate by 20 basis points. There was an additional 20 basis point increase due to the addition of the Sevenstep business.

The SET gross profit increased primarily as a result of the acquisition of the MRP staffing and outcome-based solutions businesses. The change in the SET gross profit rate was driven by a 60 basis point increase due to the MRP acquisition, which generates higher gross profit rates, and 40 basis points reflecting favorable business mix and employee-related costs, partially offset by a 50 basis point decrease as a result of lower permanent placement fees.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate was flat to the prior year.

June Year-to-Date Results

Gross profit for the ETM segment decreased on lower revenue volume. Factors impacting the gross profit rate included the impact of changes in business mix and employee-related costs which reduced the gross profit rate by 40 basis points, partially offset by higher permanent placement fees which increased the gross profit rate by 10 basis points. There was an additional 20 basis point increase due to the addition of the Sevenstep business.

The SET gross profit increased resulting from the acquisition of the MRP staffing and outcome-based solutions businesses. The change in the SET gross profit rate was driven by a 70 basis point increase due to the MRP acquisition, which generates higher gross profit rates, and 50 basis points reflecting favorable business mix and employee-related costs, partially offset by a 70 basis point decrease as a result of lower permanent placement fees.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate increased due primarily to favorable employee-related costs.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year-to-Date
	2025	2024	% Change	2025	2024	% Change
SG&A Expenses (excluding depreciation and amortization):
Enterprise Talent Management	$92.9	$93.5	(0.7)%	$194.1	$191.6	1.3%
Science, Engineering & Technology	63.1	48.9	29.0	132.0	92.1	43.3
Education	25.5	24.2	5.6	52.4	48.2	9.0
Corporate expenses	13.3	12.4	6.7	29.2	27.4	6.3
Consolidated Total	$194.8	$179.0	8.8%	$407.7	$359.3	13.4%

Second Quarter Results

The decrease in ETM SG&A expenses excluding depreciation and amortization was primarily due to lower employee-related costs, partially offset by increases from the addition of the Sevenstep business. Excluding the acquisition, expenses decreased 3.2% from the prior year primarily due to lower employee-related costs as a result of expense management actions in response to lower revenue volume compared to the prior year, partially offset by integration and realignment charges.

The increase in SET SG&A expenses excluding depreciation and amortization was primarily due to the acquisition of MRP. Excluding the acquisition, expenses decreased 1.6% primarily due to lower employee-related costs.

The increase in Education SG&A expenses excluding depreciation and amortization primarily related to increased costs to support year-over-year revenue growth.

The increase in Corporate expenses was primarily driven by integration and realignment charges in the second quarter of 2025.

June Year-to-Date Results

The increase in ETM SG&A expenses excluding depreciation and amortization was primarily due to the addition of the Sevenstep business. Excluding the acquisition, expenses decreased 1.9% from the prior year primarily due to lower employee-related costs as a result of expense management actions in response to lower revenue volume compared to the prior year, partially offset by integration and realignment charges.

The increase in SET SG&A expenses excluding depreciation and amortization was primarily due to the acquisition of MRP. Excluding the acquisition, expenses decreased 0.8% from the prior year.

The increase in Education SG&A expenses excluding depreciation and amortization primarily related to increased employee-related and other costs to support year-over-year revenue growth.

The increase in Corporate expenses was primarily driven by integration and realignment charges in the first six months of 2025.

Operating Results By Segment (continued)
(Dollars in millions)

	Second Quarter			June Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Business Unit Profit (Loss)
Enterprise Talent Management	$11.1	$15.5	(28.5)%	$17.9	$23.6	(24.0)%
Science, Engineering & Technology	19.3	18.9	2.1	32.7	33.1	(1.3)
Education	13.6	12.7	7.1	32.9	30.8	6.6
Business Unit Profit (Loss)	44.0	47.1	(6.6)	83.5	87.5	(4.6)
Corporate	(13.3)	(12.4)	6.7	(29.2)	(27.4)	6.3
Asset impairment charge	—	(5.5)	NM	—	(5.5)	NM
Gain (loss) on sale of EMEA staffing operations	4.0	(10.0)	139.3	4.0	1.6	139.3
Gain (loss) on sale of assets	—	5.5	NM	—	5.5	NM
Depreciation and amortization	(12.5)	(12.5)	(0.1)	(25.3)	(22.7)	11.4
Consolidated Total Earnings from Operations	$22.2	$12.2	81.0%	$33.0	$39.0	(15.5)%

Second Quarter Results

ETM reported profit decreased versus the prior year primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses. These results include the impact from the addition of the Sevenstep business.

SET reported profit increased versus the prior year primarily due to the acquisition of MRP. Excluding the acquisition, the decrease in profit was due primarily to lower revenue and gross profit, partially offset by lower SG&A expenses.

Education reported profit increased versus the prior year primarily driven by higher revenue and gross profit, partially offset by an increase in SG&A expenses.

Corporate expenses increased over the prior year primarily driven by integration and realignment charges in the second quarter of 2025.

June Year-to-Date Results

ETM reported profit decreased versus the prior year primarily due to lower revenue, gross profit and higher SG&A expenses. These results include the impact from the addition of the Sevenstep business.

SET reported profit decreased versus the prior year primarily due to the acquisition of MRP. Excluding the acquisition, the decrease in profit was due primarily to lower revenue and gross profit.

Education reported profit increased versus the prior year primarily driven by higher revenue and gross profit, partially offset by an increase in SG&A expenses.

Corporate expenses increased over the prior year primarily driven by integration and realignment charges in 2025.

Financial Condition
Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll, which is generally paid weekly, and customer accounts receivable, which is generally outstanding for longer periods. Since receipts from customers lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. We also experience seasonal reductions in working capital usage in our Education business related to the summer school holidays.

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $24.5 million at the end of the second quarter of 2025 and $45.6 million at year-end 2024. As further described below, we generated $119.3 million of cash from operating activities, generated $24.7 million of cash from investing activities and used $172.7 million of cash for financing activities.

Operating Activities
In the first six months of 2025, we generated $119.3 million of net cash from operating activities, as compared to generating $32.2 million in the first six months of 2024, primarily due to decreased working capital requirements as compared to the same period of the prior year.

Trade accounts receivable totaled $1.2 billion at the end of the second quarter of 2025. Global DSO was 59 days at both the end of the second quarter of 2025 and at year-end 2024.

Our working capital position (total current assets less total current liabilities) was $426.4 million at the end of the second quarter of 2025, a decrease of $112.6 million from year-end 2024. Excluding the decrease in cash, working capital decreased $91.6 million from year-end 2024, primarily driven by the use of cash to pay down long-term debt. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the second quarter of 2025 and 1.7 at year-end 2024.

Investing Activities
In the first six months of 2025, we generated $24.7 million of cash from investing activities, as compared to using $353.1 million in the first six months of 2024. Included in cash from investing activities in the first six months of 2025 is $21.8 million of cash from the sale of EMEA staffing operations and $6.4 million of cash from the sale of the PersolKelly investment, partially offset by $4.5 million of cash used for capital expenditures. Included in the cash used for investing activities in the first six months of 2024 is $427.4 million used for the acquisition of MRP, $6.7 million of cash used for capital expenditures and a $2.4 million payment for the settlement of forward contracts. These outflows were partially offset by $77.1 million of proceeds from sale of EMEA staffing operations, net of cash disposed, and $4.4 million of proceeds from the sale of assets.

Financing Activities
We used $172.7 million of cash for financing activities in the first six months of 2025, as compared to generating $201.6 million in the first six months of 2024. The change in cash used for financing activities was driven by net repayments of $165.1 million on our credit facilities in the first six months of 2025 compared to net proceeds of $210.4 million on our credit facilities in the first six months of 2024. Dividends paid per common share were $0.075 in each of the first two quarters of 2025 and 2024.

Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 5.5% at the end of the second quarter of 2025 and 16.2% at year-end 2024.

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

Liquidity

We expect to meet our ongoing short-term and long-term cash requirements principally through cash generated from operations, available cash and equivalents and our credit facilities. Additional funding sources could include additional bank facilities or sale of non-core assets. To meet significant cash requirements related to our nonqualified retirement plan, we may utilize proceeds from Company-owned life insurance policies.

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

We assess and monitor our liquidity and capital resources globally. We use the Cash Pool, intercompany loans, dividends, capital contributions, and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize our overall capital structure. As of the end of the second quarter of 2025, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. Following the sale of our EMEA staffing operations completed in the first quarter of 2024, discussed below, we continue to provide MSP, RPO and Functional Service Provider solutions in the EMEA region. Therefore, we expect much of our remaining international cash will be needed to fund working capital growth in our local operations.

On January 2, 2024, we completed the sale of our EMEA staffing operations to Gi Group Holdings S.P.A. and received cash proceeds of $110.6 million or $77.1 million net of cash disposed. In the second quarter of 2025, we received proceeds of $21.8 million from Gi in connection with the previously recorded receivable, which was fully settled as of the second quarter-end 2025. We will not receive any proceeds from the contingent consideration opportunity associated with the transaction. See the Acquisitions and Disposition footnote in the notes to our consolidated financial statements for more details.

On May 31, 2024, we indirectly acquired 100% of the equity interests in MRP for a purchase price of $425.0 million. Under terms of the agreement, the purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in us paying cash of $440.0 million, funded with cash on hand and available credit facilities. Per the terms of the agreement, there was an earnout with a maximum potential cash payment of $60.0 million due to the seller in the second quarter of 2025. The earnout period concluded in the first quarter of 2025 and no further liability will be recognized. See the Acquisitions and Disposition footnote in the notes to our consolidated financial statements for more details.

As of second quarter-end 2025, we had $130.0 million of available capacity on our $150.0 million revolving credit facility and $153.1 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried $20.0 million of long-term borrowings on the term benchmark line of credit. The securitization facility carried $54.3 million of long-term borrowings and $42.6 million of standby letters of credit related to workers’ compensation. The credit facilities also include an accordion feature to increase our combined borrowing capacity by $250.0 million. On July 17, 2024, we entered into interest rate swaps that effectively locked in the variable Secured Overnight Financing Rate (“SOFR”) component of our interest rate for a portion of the long-term borrowings on the Securitization Facility. The 12-month interest rate swap was settled early with the final payment made in June 2025. As of second quarter-end 2025, we recorded a liability totaling $0.1 million related to the mark-to-market fair value change of the interest rate swaps. See the Fair Value Measurements footnote and the Debt footnote in the notes to our consolidated financial statements for more details.

Together, the revolving credit and securitization facilities provide us with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the accordion feature which allows us to increase our borrowing capacity and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. As of second quarter-end 2025, we met the debt covenants related to our revolving credit facility and securitization facility.

As of second quarter-end of 2025, we had additional unsecured, uncommitted short-term local credit facilities totaling $3.2 million, under which we had no borrowings. Details of our debt facilities are contained in the Debt footnote in the notes to our consolidated financial statements.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (i) changing market and economic conditions, (ii) disruption in the labor market and weakened demand for human capital resulting from technological advances, loss of large corporate customers and government contractor requirements, (iii) the impact of laws and regulations (including federal, state and international tax laws), (iv) unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, (v) litigation and other legal liabilities (including tax liabilities) in excess of our estimates, (vi) our ability to achieve our business's anticipated growth strategies, (vii) our future business development, results of operations and financial condition, (viii) damage to our brands, (ix) dependency on third parties for the execution of critical functions, (x) conducting business in foreign countries, including foreign currency fluctuations, (xi) availability of temporary workers with appropriate skills required by customers, (xii) cyberattacks or other breaches of network or information technology security, and (xiii) other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein, and we undertake no duty to update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our exposure management and procedures in relation to our market risk, foreign currency risk, and interest rate risk and procedures during the second quarter of 2025 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 29, 2024, other than factors discussed below.
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
Interest Rates
We are exposed to interest rate risks through our use of our credit facilities and other local borrowings, when applicable. Following our acquisition of MRP, we have long-term borrowings on our credit facilities. On July 17, 2024, we entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of our interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the effective date through July 17, 2025 and January 17, 2026, respectively. The 12-month interest rate swap was settled early with the final payment made in June 2025. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2025 second-quarter earnings.
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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
We are continuously engaged in litigation, threatened litigation, claims, audits or investigations arising in the ordinary course of our business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability, violations of privacy rights, anti-competition regulations, commercial and contractual disputes, and tax-related matters, which could result in a material adverse outcome. We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. We maintain insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, we record receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet.

While the outcome of these matters currently pending cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Repurchases of Equity Securities
During the second quarter of 2025, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions of dollars)
March 31, 2025 through May 4, 2025	3,390	$11.22	—	$40.0

May 5, 2025 through June 1, 2025	5,375	12.30	—	$40.0

June 2, 2025 through June 29, 2025	456	11.51	—	$40.0

Total	9,221	$11.86	—
On November 26, 2024, our board of directors approved a share repurchase program for us to repurchase shares covering up to an aggregate of $50.0 million of our Class A common stock. The share repurchase authorization expires on December 2, 2026. We may also reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 9,221 shares were reacquired during the second quarter of 2025.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the second quarter of 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: August 7, 2025

/s/ Troy R. Anderson
Troy R. Anderson

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2025

/s/ Laura S. Lockhart
Laura S. Lockhart

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)