Form 10-Q
period 2025-09-28
KELLY SERVICES INC
filed 2025-11-06
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
OR
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
Yes ☐ No ☒
At October 27, 2025, 32,043,065 shares of Class A and 3,295,941 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue from services	$935.0	$1,038.1	$3,201.7	$3,140.7

Cost of services	741.0	816.4	2,545.7	2,499.6

Gross profit	194.0	221.7	656.0	641.1

Selling, general and administrative expenses	194.4	219.0	627.4	601.0

Goodwill impairment charge	102.0	—	102.0	—

Asset impairment charge	—	—	—	5.5

(Gain) loss on sale of EMEA staffing operations	(0.3)	—	(4.3)	(1.6)

(Gain) loss on sale of assets	—	0.1	—	(5.4)

Earnings (loss) from operations	(102.1)	2.6	(69.1)	41.6

Gain on forward contract	—	—	—	1.2

Other income (expense), net	(1.6)	(4.4)	(7.1)	(9.1)

Earnings (loss) before taxes	(103.7)	(1.8)	(76.2)	33.7

Income tax expense (benefit)	46.4	(2.6)	49.1	2.5

Net earnings (loss)	$(150.1)	$0.8	$(125.3)	$31.2

Basic earnings (loss) per share	$(4.26)	$0.02	$(3.56)	$0.86
Diluted earnings (loss) per share	$(4.26)	$0.02	$(3.56)	$0.85

Average shares outstanding (millions):
Basic	35.3	35.6	35.2	35.5
Diluted	35.3	36.0	35.2	35.9
 See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net earnings (loss)	$(150.1)	$0.8	$(125.3)	$31.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefits of $0.0 and $0.1, tax expense of $0.6 and tax benefit of $0.1, respectively	(0.2)	1.2	6.1	(1.3)
Less: Reclassification adjustments included in net earnings	—	—	—	(0.6)
Foreign currency translation adjustments	(0.2)	1.2	6.1	(1.9)

Pension liability adjustments, net of tax benefit of $0.4	—	—	—	—
Less: Reclassification adjustments included in net earnings	—	—	—	0.4
Pension liability adjustments	—	—	—	0.4

Other comprehensive income (loss)	(0.2)	1.2	6.1	(1.5)

Comprehensive income (loss)	$(150.3)	$2.0	$(119.2)	$29.7

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	September 28, 2025	December 29, 2024
Assets
Current Assets
Cash and equivalents	$30.1	$39.0
Trade accounts receivable, less allowances of $11.1 and $8.4, respectively	1,195.6	1,255.5
Prepaid expenses and other current assets	54.1	71.0
Total current assets	1,279.8	1,365.5

Noncurrent Assets
Property and equipment:
Property and equipment	130.0	140.0
Accumulated depreciation	(107.9)	(114.2)
Net property and equipment	22.1	25.8
Operating lease right-of-use assets	44.3	47.0
Deferred taxes	289.1	330.1
Retirement plan assets	285.8	258.1
Goodwill	202.1	304.2
Intangibles, net	233.6	256.3
Other assets	36.3	45.3
Total noncurrent assets	1,113.3	1,266.8

Total Assets	$2,393.1	$2,632.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	September 28, 2025	December 29, 2024
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$604.5	$613.8
Operating lease liabilities	12.3	12.3
Accrued payroll and related taxes	153.1	163.9
Accrued workers’ compensation and other claims	18.8	19.0
Income and other taxes	17.8	17.5
Total current liabilities	806.5	826.5

Noncurrent Liabilities
Long-term debt	118.4	239.4
Operating lease liabilities	46.7	50.9
Accrued workers’ compensation and other claims	33.5	33.8
Accrued retirement benefits	264.9	239.9
Other long-term liabilities	8.0	7.2
Total noncurrent liabilities	471.5	571.2

Commitments and contingencies (see Contingencies footnote)

Stockholders’ Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2025 and 2024	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2025 and 2024	3.3	3.3
Treasury stock, at cost
Class A common stock, 3.2 million shares at 2025 and 3.6 million shares at 2024	(54.3)	(60.8)
Class B common stock	(0.6)	(0.6)
Paid-in capital	35.7	34.2
Earnings invested in the business	1,096.6	1,230.2
Accumulated other comprehensive income (loss)	(0.8)	(6.9)
Total stockholders’ equity	1,115.1	1,234.6

Total Liabilities and Stockholders’ Equity	$2,393.1	$2,632.3

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Capital Stock
Class A common stock
Balance at beginning of period	$35.2	$35.2	$35.2	$35.2
Conversions from Class B	—	—	—	—
Balance at end of period	35.2	35.2	35.2	35.2

Class B common stock
Balance at beginning of period	3.3	3.3	3.3	3.3
Conversions to Class A	—	—	—	—
Balance at end of period	3.3	3.3	3.3	3.3

Treasury Stock
Class A common stock
Balance at beginning of period	(54.7)	(51.7)	(60.8)	(56.7)
Net issuance of stock awards and other	0.4	0.3	6.5	5.3
Balance at end of period	(54.3)	(51.4)	(54.3)	(51.4)

Class B common stock
Balance at beginning of period	(0.6)	(0.6)	(0.6)	(0.6)
Net issuance of stock awards	—	—	—	—
Balance at end of period	(0.6)	(0.6)	(0.6)	(0.6)

Paid-in Capital
Balance at beginning of period	34.0	29.5	34.2	30.6
Net issuance of stock awards	1.7	2.5	1.5	1.4
Balance at end of period	35.7	32.0	35.7	32.0

Earnings Invested in the Business
Balance at beginning of period	1,249.5	1,266.7	1,230.2	1,241.7
Net earnings (loss)	(150.1)	0.8	(125.3)	31.2
Dividends	(2.8)	(2.8)	(8.3)	(8.2)
Balance at end of period	1,096.6	1,264.7	1,096.6	1,264.7

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(0.6)	(2.5)	(6.9)	0.2
Other comprehensive income (loss), net of tax	(0.2)	1.2	6.1	(1.5)
Balance at end of period	(0.8)	(1.3)	(0.8)	(1.3)

Stockholders’ Equity at end of period	$1,115.1	$1,281.9	$1,115.1	$1,281.9

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	39 Weeks Ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net earnings (loss)	$(125.3)	$31.2
Adjustments to reconcile net earnings to net cash from operating activities:
Goodwill impairment charge	102.0	—
Asset impairment charge	—	5.5
Deferred income taxes	41.3	12.8
Depreciation and amortization	32.0	28.7
Operating lease asset amortization	8.1	7.7
Provision for credit losses and sales allowances	4.1	0.6
Stock-based compensation	9.8	8.5
Gain on sale of EMEA staffing operations	(4.3)	(1.6)
Gain on sale of assets	—	(5.4)
Gain on forward contract	—	(1.2)
Other, net	(0.1)	—
Changes in operating assets and liabilities, net of acquisition	26.4	(74.9)
Net cash from operating activities	94.0	11.9

Cash flows from investing activities:
Capital expenditures	(6.8)	(9.1)
Proceeds from sale of EMEA staffing operations, net of cash disposed	21.8	77.1
Proceeds from sale of PersolKelly investment	6.4	—
Proceeds from sale of assets	—	4.3
Acquisition of company, net of cash received	—	(427.4)
Payment for settlement of forward contract	—	(2.4)
Other investing activities	0.5	2.0
Net cash from (used in) investing activities	21.9	(355.5)

Cash flows from financing activities:
Net change in short-term borrowings	—	0.6
Proceeds from long-term debt	1,178.2	849.0
Payments on long-term debt	(1,299.2)	(620.8)
Dividend payments	(8.3)	(8.2)
Payments of tax withholding for stock awards	(1.9)	(2.3)
Other financing activities	(0.2)	(1.0)
Net cash (used in) from financing activities	(131.4)	217.3

Effect of exchange rates on cash, cash equivalents and restricted cash	5.3	(0.9)

Net change in cash, cash equivalents and restricted cash	(10.2)	(127.2)
Cash, cash equivalents and restricted cash at beginning of period	45.6	167.6

Cash, cash equivalents and restricted cash at end of period (1)	$35.4	$40.4

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in millions)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in the Company's consolidated balance sheets:

	39 Weeks Ended
	September 28, 2025	September 29, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$30.1	$32.8
Restricted cash included in prepaid expenses and other current assets	0.6	0.7
Noncurrent assets:
Restricted cash included in other assets	4.7	6.9
Cash, cash equivalents and restricted cash at end of period	$35.4	$40.4

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2025 (the 2024 consolidated financial statements). There were no changes in accounting policies from those disclosed in the Form 10-K. The Company’s third fiscal quarter ended on September 28, 2025 and September 29, 2024, each of which contained 13 weeks. The corresponding September year-to-date periods for 2025 and 2024 each contained 39 weeks.

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

The following tables present the Company's segment revenues disaggregated by service type (in millions):

	Third Quarter 2025

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$250.1	$108.5	$127.2	$2.1	$487.9
Science, Engineering & Technology	191.8	104.3	—	8.8	304.9
Education	142.5	—	—	0.8	143.3
Total Segment Revenue	$584.4	$212.8	$127.2	$11.7	$936.1
Intersegment					(1.1)
Total Revenue from Services					$935.0

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter 2024

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$299.0	$130.9	$129.1	$2.6	$561.6
Science, Engineering & Technology	211.1	113.7	—	10.2	335.0
Education	141.4	—	—	0.7	142.1
Total Segment Revenue	$651.5	$244.6	$129.1	$13.5	$1,038.7
Intersegment					(0.6)
Total Revenue from Services					$1,038.1

	September Year-to-Date 2025

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$800.4	$362.5	$371.9	$7.3	$1,542.1
Science, Engineering & Technology	597.4	321.0	—	26.2	944.6
Education	713.1	—	—	4.5	717.6
Total Segment Revenue	$2,110.9	$683.5	$371.9	$38.0	$3,204.3
Intersegment					(2.6)
Total Revenue from Services					$3,201.7

	September Year-to-Date 2024

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$877.1	$390.5	$351.7	$7.6	$1,626.9
Science, Engineering & Technology	515.8	296.3	—	20.2	832.3
Education	678.7	—	—	4.4	683.1
Total Segment Revenue	$2,071.6	$686.8	$351.7	$32.2	$3,142.3
Intersegment					(1.6)
Total Revenue from Services					$3,140.7

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

The table below presents the Company's revenues disaggregated by geography (in millions):

	Third Quarter		September Year-to-Date
	2025	2024	2025	2024
Americas
United States	$823.9	$923.6	$2,867.4	$2,801.4
Other	83.0	88.6	252.5	267.8
Total Americas Region	906.9	1,012.2	3,119.9	3,069.2

Total Europe Region	10.9	10.1	32.4	31.7

Total Asia-Pacific Region	17.2	15.8	49.4	39.8

Total Kelly Services, Inc.	$935.0	$1,038.1	$3,201.7	$3,140.7

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were zero as of third quarter-end 2025 and $1.8 million as of year-end 2024. Amortization expense for the deferred costs in the third quarter and September year-to-date 2025 was $0.1 million and $1.9 million, respectively. Amortization expense for the deferred costs in the third quarter and September year-to-date 2024 was $1.3 million and $5.4 million, respectively.
3. Credit Losses
The rollforward of the Company's allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheet, is as follows (in millions):

	September Year-to-Date
	2025	2024
Allowance for credit losses:
Beginning balance	$4.9	$8.0
Current period provision	3.4	1.0
Currency exchange effects	0.1	(0.2)
Disposition of EMEA staffing operations	—	(2.4)
Write-offs	(0.7)	(0.7)
Ending balance	$7.7	$5.7

Write-offs are presented net of recoveries, which were not material for third quarter-end 2025 or 2024. As of second quarter-end 2024, the Company had a receivable of $16.8 million related to the sale of the EMEA staffing operations (see Acquisitions and Disposition footnote); it was subsequently settled in the second quarter of 2025. No other allowances related to other receivables were material as of third quarter-end 2025 or 2024.

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
Motion Recruitment Partners
On May 31, 2024, the Company indirectly acquired 100% of the equity interests in Motion Recruitment Partners, LLC (“MRP”) by way of a merger with MRP Merger Sub, Inc. (“Merger Sub”), a newly-formed, wholly owned subsidiary of the Company, with and into MRP Topco (“Topco”), the indirect parent company of MRP and Littlejohn Fund V, L.P. (“Littlejohn”), with Topco surviving the merger (the “Merger”). MRP is a parent company to a group of leading global talent solutions providers and the acquisition is expected to strengthen the scale and capabilities of Kelly's solutions portfolio. Under terms of the merger agreement, the $425.0 million purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million. The acquisition was funded with cash on hand and available credit facilities (see Debt footnote). Total consideration included $3.4 million of contingent consideration related to an earnout payment with a maximum potential cash payment of $60.0 million in the event certain financial metrics are met per the terms of the agreement. The earnout payment was based on a multiple of gross profit in excess of an agreed-upon amount during the earnout period, defined as the 12 months ending March 31, 2025, with any necessary payment due to the seller in the second quarter of 2025. The initial fair value of the earnout was established using a Monte Carlo simulation model, reassessed quarterly, and was written down to zero in the fourth quarter of 2024. The earnout period concluded in the first quarter of 2025 and no further liability will be recognized (see Fair Value Measurements footnote). The merger agreement contains representations and warranties and covenants customary for a transaction of this nature.

The total consideration was as follows (in millions):

Cash consideration paid	$425.0
Cash acquired	13.6
Net working capital adjustment	1.4
Total cash consideration	440.0
Additional consideration payable	3.4
Net working capital adjustment	1.4
Total consideration	$444.8

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
In the first quarter of 2024, the Company recorded a euro-denominated receivable from Gi of $26.9 million, representing working capital and other adjustments that were determinable and expected to be received under the cash-free, debt-free transaction structure. In the second quarter of 2024, the Company recorded negative working capital and other adjustments of $10.1 million, which reduced the net receivable from Gi and was recognized in (gain) loss on sale of EMEA staffing operations in the consolidated statements of earnings. In the second quarter of 2025, the Company received proceeds of $21.8 million in connection with this receivable. The proceeds exceeded the amount previously recorded due to favorable resolution of certain reconciliations under the terms of the purchase agreement. As a result, $4.8 million was recognized in the consolidated statements of earnings in the second quarter of 2025, with $4.0 million recorded in (gain) loss on sale of EMEA staffing operations and $0.8 million recorded in other income (expense), net reflecting foreign currency remeasurements up to the date of settlement. The proceeds are included in investing activities in the consolidated statements of cash flows. The receivable from Gi was fully settled and there was no remaining receivable as of the second quarter-end 2025. In the third quarter of 2025, the Company reassessed the indemnification liability related to the sale (see Fair Value Measurements footnote) and recognized a $0.3 million (gain) loss on sale of EMEA staffing operations in the consolidated statements of earnings.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of third quarter-end 2025 and year-end 2024 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

	As of Third Quarter-End 2025
Description	Total	Level 1	Level 2	Level 3
	(in millions)
Money market funds	$4.7	$4.7	$—	$—
Total assets at fair value	$4.7	$4.7	$—	$—

Interest rate swaps	$(0.1)	$—	$(0.1)	$—
EMEA staffing indemnification	(1.2)	—	—	(1.2)
Brazil indemnification	(1.0)	—	—	(1.0)
Total liabilities at fair value	$(2.3)	$—	$(0.1)	$(2.2)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	As of Year-End 2024
Description	Total	Level 1	Level 2	Level 3
	(in millions)
Money market funds	$6.4	$6.4	$—	$—
Total assets at fair value	$6.4	$6.4	$—	$—

Interest rate swaps	$(0.4)	$—	$(0.4)	$—
EMEA staffing indemnification	(2.0)	—	—	(2.0)
Brazil indemnification	(1.7)	—	—	(1.7)
Total liabilities at fair value	$(4.1)	$—	$(0.4)	$(3.7)

Money Market Funds

Money market funds represent investments in money market funds that hold government securities, all of which are restricted as of third quarter-end 2025 and year-end 2024, and are included in other assets in the consolidated balance sheet. These restricted funds represent cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

Interest Rate Swaps

On July 17, 2024, the Company entered into two interest rate swaps with a notional value of $50.0 million each to manage Secured Overnight Financing Rate (“SOFR”) fluctuations on the securitization facility (see Debt footnote). These contracts were not designated as hedging instruments; therefore, the mark-to-market fair value changes and the cash settlements on the swaps are recognized in earnings. The Company's interest rate swaps were valued with assistance from a third party based on pricing models using observable inputs, such as SOFR forward rates, and are considered level 2 liabilities, which are remeasured quarterly. The 12-month interest rate swap was settled in the second quarter of 2025 (see Debt footnote). As of third quarter-end 2025 and year-end 2024, the Company recorded a liability totaling $0.1 million and $0.4 million, respectively, related to the mark-to-market fair value of the interest rate swaps in accounts payable and accrued liabilities in the consolidated balance sheet. The net gains and losses recorded in other income (expense), net in the consolidated statements of earnings related to these swaps were not significant as of the third quarter-end 2025.

Indemnification Liabilities

As of third quarter-end 2025 and year-end 2024, the Company had an indemnification liability totaling $1.2 million and $2.0 million, respectively, relating to the sale of the EMEA staffing operations in January 2024, with the decrease attributable to exchange rate fluctuations. In the third quarter of 2025, the indemnification liability was reassessed, and as a result of this reassessment, $0.3 million was recorded in (gain) loss on sale of EMEA staffing operations in the consolidated statements of earnings. The liability is included in other long-term liabilities in the consolidated balance sheet and the associated expense is included in the gain on sale of EMEA staffing operations in the consolidated statements of earnings. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences for an indefinite term. The Company's maximum exposure under these indemnifications is not estimable at this time due to uncertainties to potential outcomes and the facts and circumstances involved in the agreement. Management believes the risk of material exposure is remote. The initial valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability and is measured on a recurring basis.

As of third quarter-end 2025, the Company has an indemnification liability totaling $1.0 million in other long-term liabilities, and $1.7 million at year-end 2024, with $0.9 million in accounts payable and accrued liabilities and $0.8 million in other long-term liabilities in the consolidated balance sheet related to the 2020 sale of the Brazil operations. As part of the sale, the Company agreed to indemnify the buyer for losses and costs incurred in connection with certain events or occurrences initiated within a six-year period after closing. The aggregate losses for which the Company will provide indemnification shall not exceed $8.8 million. The valuation of the indemnification liability was established using a discounted cash flow methodology based on probability weighted-average cash flows discounted by weighted-average cost of capital. The valuation, which represents the fair value, is considered a level 3 liability, and is being measured on a recurring basis.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

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

Equity Investment Without Readily Determinable Fair Value

In 2022, the Company invested in equity securities with an initial investment of $0.4 million, which was included in other assets in the consolidated balance sheet. This investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The measurement alternative represents cost, less impairment, plus or minus observable price changes. In the fourth quarter of 2024, the Company entered into a transaction to sell a portion of its shares and as a result of the sale, the value of the remaining investment was remeasured at $3.5 million as of year-end 2024. As of third quarter-end 2025, the value of the investment was $3.5 million, representing total cost plus observable price changes to date.

In the first quarter of 2025, the Company sold its 2.5% interest in PersolKelly Pte. Ltd. for cash proceeds of $6.4 million. The investment was measured using the measurement alternative for equity investments without a readily determinable fair value and had a carrying value of $6.4 million as of year-end 2024 and at the time of the sale, representing total cost plus observable price changes to date. As a result, the sale had no impact on other income (expense), net in the consolidated statements of earnings.

Assets Measured at Fair Value on a Nonrecurring Basis

In addition to assets that are recorded at fair value on a recurring basis, annual and interim impairment tests may subject the Company’s reporting units with goodwill and long-lived assets to nonrecurring fair value measurement. We perform an annual impairment test for goodwill in the fourth quarter of each year and for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the third quarter of 2025, we concluded that there was a triggering event due to declines in the business performance related to the MRP and Softworld reporting units as a result of dynamic macroeconomic conditions and projected growth rates were revised accordingly. As a result of the MRP and Softworld quantitative assessments, the Company determined that both MRP and Softworld’s estimated fair value of the reporting units no longer exceeded the carrying value. The Company recorded goodwill impairment charges of $102.0 million.

These changes in circumstances were also indicators that the respective long-lived assets may not be recoverable. The Company performed long-lived asset recoverability tests for MRP and Softworld and determined that undiscounted future cash flows exceeded the carrying amount of the asset groups and were recoverable.

The various inputs to the fair value models are considered level 3. The Company engaged third-party valuation specialists and used industry-accepted valuation models and criteria that were reviewed and approved by various levels of management.

Refer to the Goodwill footnote for additional details on impairment charges related to the third quarter of 2025 as well as the valuation methodologies and inputs used to measure fair value.
6. Integration, Realignment and Restructuring
2025 Actions

In the first quarter of 2025, the Company launched various initiatives aimed at integrating MRP and other prior acquisitions, combining operating segments, and further aligning processes and technology across the Company. The costs incurred related to these integration and realignment initiatives totaled $3.5 million and $20.3 million during the third quarter and September

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
year-to-date 2025, respectively. For the third quarter 2025, integration and realignment costs consisted of $2.1 million of IT-related charges and $1.4 million of fees and other costs to execute the initiatives. For September year-to-date 2025, integration and realignment costs consisted of $9.1 million of IT-related charges, $6.5 million of severance and $4.7 million of fees and other costs to execute the initiatives. The severance costs incurred as a part of these efforts are primarily accounted for in accordance with ASC 712 Compensation - Nonretirement Postemployment Benefits. The integration and realignment costs are recorded in selling, general and administrative (“SG&A”) expenses in the consolidated statements of earnings.

The integration and realignment costs included in SG&A are detailed below for the third quarter and September year-to-date 2025 (in millions):

	Third Quarter 2025
	IT-related Charges	Severance	Fees and Other	Total

Enterprise Talent Management	$—	$(0.1)	$0.1	$—
Science, Engineering & Technology	0.4	—	0.1	0.5
Education	—	0.1	—	0.1
Corporate	1.7	—	1.2	2.9
Total	$2.1	$—	$1.4	$3.5

	September Year-to-Date 2025
	IT-related Charges	Severance	Fees and Other	Total

Enterprise Talent Management	$—	$3.6	$0.2	$3.8
Science, Engineering & Technology	0.5	2.0	0.1	2.6
Education	—	0.2	—	0.2
Corporate	8.6	0.7	4.4	13.7
Total	$9.1	$6.5	$4.7	$20.3

2024 Actions
The Company had no restructuring or transformation charges during the third quarter of 2024. For September year-to-date 2024, the Company incurred $6.4 million of restructuring charges and transformation fees as a continuation of the comprehensive transformation initiative that was announced in the second quarter of 2023. For September year-to-date 2024, transformation activities included $3.3 million of severance and $3.1 million of costs to execute the transformation through the use of an external consultant. The Company's 2024 restructuring actions are complete with no remaining liability as of first quarter-end 2025. No material adjustments are expected to be recorded.
The restructuring and transformation costs included in SG&A are detailed below for September year-to-date 2024 (in millions):

	September Year-to-Date 2024
	Severance Costs	Transformation Costs	Total

Enterprise Talent Management	$0.9	$—	$0.9
Science, Engineering & Technology	0.3	—	0.3
Corporate	2.1	3.1	5.2
Total	$3.3	$3.1	$6.4

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. Goodwill
The changes in the carrying amount of goodwill through third quarter-end 2025 are included in the table below (in millions):

	SET	Education	ETM	Total
Balance as of year-end 2023	$111.3	$39.8	$—	$151.1
Additions	222.9	3.0	—	225.9
Impairment adjustments	(72.8)	—	—	(72.8)
Balance as of year-end 2024(1)	261.4	42.8	—	304.2
Adjustments	—	(0.1)	—	(0.1)
Reallocation	(22.3)	—	22.3	—
Impairment adjustments	(102.0)	—	—	(102.0)
Balance as of third quarter-end 2025(1)	$137.1	$42.7	$22.3	$202.1
(1) Balances are net of accumulated impairment losses of $174.8 million and $72.8 million as of third quarter-end of 2025 and year-end 2024, respectively.

During the first quarter of 2025, the Company changed its reportable segments, which included moving MRP's Sevenstep business from the SET reportable segment to the ETM reportable segment as part of the broader integration of MRP (see Segment Disclosures footnote). Concurrent with this change in reportable segments, the Company reallocated $22.3 million of goodwill related to the Sevenstep business formerly in the SET reportable segment to the ETM reportable segment using a relative fair value approach. The Company tested goodwill for impairment before and after the change in reportable segments and determined no adjustments to goodwill were required as a result of the change.

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

During the third quarter of 2025, the Company assessed the continued integration of the MRP and Softworld reporting units, noting that the discrete financial data regularly reviewed by management had changed. As such, the Company combined the MRP and Softworld reporting units with the other legacy SET operations into one SET reporting unit. During the assessment, but before the combination, we concluded that there was a triggering event due to declines in the business performance and revised projected growth rates as a result of dynamic macroeconomic conditions. Therefore, it was necessary to perform step one quantitative tests for both the MRP and Softworld reporting units that comprised the total goodwill balance in the SET reportable segment. As a result of the MRP and Softworld quantitative assessments, the Company determined that both MRP and Softworld’s estimated fair value of the reporting units no longer exceeded the carrying value. The Company recorded an impairment charge of $63.5 million and $38.5 million for MRP and Softworld, respectively, for a total goodwill impairment charge of $102.0 million, which was included in goodwill impairment charge in the consolidated statements of earnings at third quarter-end 2025. Included in the impairment charges were $8.6 million and $9.8 million of tax benefits for MRP and Softworld, respectively, associated with the impairment.

In performing the step one quantitative tests and consistent with the Company’s prior practice, we determined the fair value of the MRP and Softworld reporting units using the income approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on the Company’s internal projection model and reflects management’s outlook for the reporting unit. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. The analysis used the following significant assumptions: expected future revenue growth rates, profit margins and discount rate.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

These changes in circumstances were also indicators that the respective long-lived assets may not be recoverable. MRP and Softworld have definite-lived intangible assets, consisting of trade names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives. The Company performed long-lived asset recoverability tests for MRP and Softworld and determined that undiscounted future cash flows exceeded the carrying amount of the asset groups and were recoverable.

As of the third quarter 2025, following the interim triggering event and post-combination of MRP and Softworld reporting units with the legacy SET operations, the Company performed a step one quantitative test for the combined SET reporting unit and noted no goodwill adjustments were needed as the estimated fair value of the SET reporting unit exceeded the carrying value with a headroom greater than 10%.
8. Debt
Revolving Credit Facility

The Company has a $150.0 million, five-year revolving credit facility (the “Facility”), with a termination date of May 29, 2029. The Facility is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At the end of the third quarter of 2025, there were no long-term borrowings under the Facility and a remaining borrowing capacity of $150.0 million. The rates for the Facility, which vary based on the Company's leverage ratio as defined in the agreement, include either (i) the Prime rate plus the applicable margin for the floating line or (ii) a term SOFR for 1-, 3-, or 6-months dependent on the interest election plus a 0.10% margin and the applicable margin for the term benchmark line. At year-end 2024, there were $40.0 million of long-term borrowings on the term benchmark line under the Facility and a remaining borrowing capacity of $110.0 million. To maintain availability of the funds, the Company pays a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under the Company's other loan agreements, had a facility fee of 15.0 basis points at the end of the third quarter of 2025 and 20.0 basis points at year-end 2024. The Facility’s financial covenants and restrictions are described below, all of which were met at the end of the third quarter of 2025:

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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

At the end of the third quarter of 2025, the Securitization Facility had $118.4 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining borrowing capacity of $89.0 million. The rate for these borrowings includes the adjusted daily SOFR plus a 0.10% margin and a 1.10% utilization rate on the amount of the Company's borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, the Company pays a commitment fee of 40.0 basis points on the unused capacity. At year-end 2024, the Securitization Facility had $199.4 million of long-term borrowings, SBLCs of $46.1 million related to workers’ compensation and a remaining borrowing capacity of $4.5 million.

On July 17, 2024, the Company entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of the interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the July 17, 2024 effective date through July 17, 2025 and January 17, 2026, respectively. The 12-month interest rate swap was settled early with the final payment made in June 2025. At the end of the third quarter of 2025 and at year-end 2024, the Company recorded a liability totaling $0.1 million and $0.4 million, respectively, related to the mark-to-market fair value of the interest rate swaps (see Fair Value Measurements footnote).

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
Local Credit Facilities

The Company had total unsecured, uncommitted short-term local credit facilities of $3.1 million at the end of the third quarter of 2025. The Company had no borrowings under these lines at the end of the third quarter of 2025 and at year-end 2024.
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the third quarter and September year-to-date 2025 and 2024 are included in the table below (in millions).

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter		September Year-to-Date
	2025	2024	2025	2024

Foreign currency translation adjustments:
Beginning balance	$(0.6)	$(2.5)	$(6.9)	$0.6
Other comprehensive income (loss) before reclassifications	(0.2)	1.2	6.1	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(0.6)
Net current-period other comprehensive income (loss)	(0.2)	1.2	6.1	(1.9)
Ending balance	(0.8)	(1.3)	(0.8)	(1.3)

Pension liability adjustments:
Beginning balance	—	—	—	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	0.4
Net current-period other comprehensive income (loss)	—	—	—	0.4
Ending balance	—	—	—	—
Total accumulated other comprehensive income (loss)	$(0.8)	$(1.3)	$(0.8)	$(1.3)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10. Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings (loss) per share on common stock for the third quarter and September year-to-date 2025 and 2024 is as follows (in millions, except per share data):

	Third Quarter		September Year-to-Date
	2025	2024	2025	2024
Net earnings (loss)	$(150.1)	$0.8	$(125.3)	$31.2
Less: earnings allocated to participating securities	—	(0.1)	—	(0.8)
Net earnings available to common shareholders	$(150.1)	$0.7	$(125.3)	$30.4

Average shares outstanding (millions):
Basic	35.3	35.6	35.2	35.5
Dilutive share awards	—	0.4	—	0.4
Diluted	35.3	36.0	35.2	35.9

Basic earnings (loss) per share	$(4.26)	$0.02	$(3.56)	$0.86
Diluted earnings (loss) per share	$(4.26)	$0.02	$(3.56)	$0.85

Due to the Company’s net loss in the third quarter and September year-to-date 2025, potentially dilutive share awards outstanding, primarily related to non-employee directors deferred compensation plan and performance shares (see Stock-Based Compensation footnote for a description of performance shares) of 0.4 million and 0.5 million shares for the third quarter and September year-to-date 2025, respectively, had an anti-dilutive effect on diluted earnings per share and were excluded from the computation. Potentially dilutive share awards for Class A common shares are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the third quarter and September year-to-date 2024. Dividends paid per share for Class A and Class B common stock were $0.075 for the third quarter of 2025 and 2024 and $0.225 for September year-to-date 2025 and 2024.

In November 2024, the Company's board of directors authorized a $50.0 million Class A share repurchase program that expires on December 2, 2026. During the third quarter and September year-to-date 2025, the Company did not repurchase any Class A shares. A total of $40.0 million remained available under the share repurchase program as of third quarter-end 2025.
11. Stock-Based Compensation
For the third quarter of 2025, the Company recognized stock compensation expense of $2.6 million and a related tax benefit of $0.4 million. For the third quarter of 2024, the Company recognized stock compensation expense of $3.3 million and a related tax benefit of $0.7 million. For September year-to-date 2025, the Company recognized stock compensation expense of $9.8 million and a related tax benefit of $1.3 million. For September year-to-date 2024, the Company recognized stock compensation expense of $8.5 million and a related tax benefit of $2.0 million.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
A summary of the status of all nonvested performance shares at target as of third quarter-end 2025 and the year-to-date changes is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents a portion of the 2022 performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

	Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2024	568	$18.66
Granted	291	12.59
Vested	(162)	20.18
Forfeited	(34)	15.09
Vesting adjustment	(28)	15.48
Nonvested at third quarter-end 2025	635	$14.97

Restricted Stock

A summary of the status of nonvested restricted stock as of third quarter-end 2025 and the year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2024	1,061	$19.79
Granted	969	13.54
Vested	(370)	19.48
Forfeited	(137)	17.35
Nonvested at third quarter-end 2025	1,523	$16.11
12. Sale of Assets
On June 10, 2024, the Company sold Ayers Group, a division of the ETM segment, for a purchase price of $7.5 million, subject to final closing adjustments. The Company received cash proceeds of $4.5 million in the second quarter of 2024, representing the purchase price less the value of rights to certain receivables and deferred revenue retained by the Company, net of working capital adjustments in accordance with the agreement. As of the date of the sale, the net carrying value of the assets was a credit balance of $1.0 million. In the third quarter of 2024, a post-close net working capital adjustment of $0.1 million was recorded in (gain) loss on sale of assets in the consolidated statements of earnings. A gain of $5.4 million was recorded in (gain) loss on sale of assets for the nine months ended September 29, 2024 in the consolidated statements of earnings. The sale was a part of the Company's ongoing strategy to further optimize its operating model.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
13. Other Income (Expense), Net
Included in other income (expense), net are the following (in millions):

	Third Quarter		September Year-to-Date
	2025	2024	2025	2024
Interest income	$1.0	$1.3	$2.7	$6.4
Interest expense	(2.4)	(4.5)	(9.9)	(7.1)
Other	(0.2)	(1.2)	0.1	(8.4)
Other income (expense), net	$(1.6)	$(4.4)	$(7.1)	$(9.1)
Included in Other for September year-to-date 2024 is $7.8 million of transaction costs related to the acquisition of MRP (see Acquisitions and Disposition footnote).
14. Income Taxes
Income tax expense was $46.4 million and income tax benefit was $2.6 million for the third quarter of 2025 and 2024, respectively. Income tax expense was $49.1 million and $2.5 million for September year-to-date 2025 and 2024, respectively. The quarterly and year-to-date variances were driven by the valuation allowance and goodwill impairment charges.

The Company's interim tax provision is calculated using the estimated annual effective tax rate applied to year-to-date income, adjusted for recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of tax-exempt investments in life insurance policies. It is also adjusted for discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes, changes in judgment regarding the realizability of deferred tax assets and the tax effects of stock compensation. The Company provides valuation allowances against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In the third quarter of 2025, the Company recorded a net charge of $69.7 million to establish a valuation allowance against a portion of its work opportunity credit carryforwards. This allowance was established principally due to cumulative losses in recent years, which were driven by goodwill impairment charges. Cumulative losses are a significant piece of negative evidence that limits the ability to consider other evidence, such as projections for future growth. The Company will continue to evaluate the need for the valuation allowances against deferred tax assets on a quarterly basis and may adjust the allowance as circumstances change.

The work opportunity credit program is a temporary provision in the U.S. tax law and expires for employees hired after 2025. While the work opportunity credit has routinely been extended, it is uncertain whether it will again be extended. In the event the program is not renewed, we will continue to receive credits for qualified employees hired prior to 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing multiple changes to the U.S. tax code. The OBBBA did not have any material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company records accruals for loss contingencies when the Company believes it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At third quarter-end 2025 and year-end 2024, the gross accrual for litigation costs amounted to $2.5 million and $1.5 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At third quarter-end 2025 and year-end 2024, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $1.7 million as of third quarter-end 2025. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which the Company is currently able to estimate a range of loss and does not represent the maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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
The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the fourth quarter of 2024 and included the relevant interim disclosures retrospectively for 2024. The following tables present information about the reported revenue from services of the Company by reportable segment, along with a reconciliation to earnings before taxes, for the third quarter and September year-to-date 2025 and 2024. Asset information by reportable segment is not presented since the Company does not produce such information internally nor does it use such information to manage its business.

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter 2025
	(in millions)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$487.9	$304.9	$143.3	$(1.1)	$935.0

Cost of services(1)	391.2	227.7	123.2	(1.1)	741.0

Direct salaries(2)	57.0	42.4	15.0
Other segment expenses(3)	30.6	15.2	9.5
SG&A expenses	87.6	57.6	24.5	—	169.7

Goodwill impairment charge	—	102.0	—

Business unit profit (loss)	$9.1	$(82.4)	$(4.4)	$—	$(77.7)

Corporate SG&A					$(12.1)
Gain on sale of EMEA staffing operations					0.3
Depreciation and amortization(4)					(12.6)
Consolidated earnings (loss) from operations					(102.1)

Other income (expense), net					(1.6)
Earnings (loss) before taxes					$(103.7)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	September Year-to-Date 2025
	(in millions)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$1,542.1	$944.6	$717.6	$(2.6)	$3,201.7

Cost of services(1)	1,233.4	702.7	612.2	(2.6)	2,545.7

Direct salaries(2)	186.8	139.5	46.5
Other segment expenses(3)	94.9	50.1	30.4
SG&A expenses	281.7	189.6	76.9	—	548.2

Goodwill impairment charge	—	102.0	—

Business unit profit (loss)	$27.0	$(49.7)	$28.5	$—	$5.8

Corporate SG&A					$(41.3)
Gain on sale of EMEA staffing operations					4.3
Depreciation and amortization(4)					(37.9)
Consolidated earnings (loss) from operations					(69.1)

Other income (expense), net					(7.1)
Earnings (loss) before taxes					$(76.2)
(1) Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee-related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay and health insurance, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing the Company's services to customers whereas SG&A costs are incurred regardless of whether or not the Company places temporary employees with its customers.
(2) Direct salaries refers to the compensation expenses for employees directly related to the Company’s operations and service delivery. These expenses include salaries, related payroll taxes, severance, various benefits and performance-based incentives and bonuses for these employees.
(3) For both third quarter and September year-to-date 2025, other segment expenses for each reportable segment included:
•ETM and Education - Shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs, and operational software licenses.
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

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter 2024
	(in millions)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$561.6	$335.0	$142.1	$(0.6)	$1,038.1

Cost of services(1)	447.2	247.4	122.4	(0.6)	816.4

Direct salaries(2)	61.9	47.2	14.1
Other segment expenses(3)	34.5	20.9	8.9
SG&A expenses	96.4	68.1	23.0	—	187.5

Business unit profit (loss)	$18.0	$19.5	$(3.3)	$—	$34.2

Corporate SG&A					$(17.0)
Gain on sale of assets					(0.1)
Depreciation and amortization(4)					(14.5)
Consolidated earnings from operations					2.6

Gain on forward contract					—
Other income (expense), net					(4.4)
Earnings (loss) before taxes					$(1.8)

KELLY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	September Year-to-Date 2024
	(in millions)
	ETM	SET	Education	Inter-Segment	Consolidated
Revenue from services	$1,626.9	$832.3	$683.1	$(1.6)	$3,140.7

Cost of services(1)	1,297.3	619.5	584.4	(1.6)	2,499.6

Direct salaries(2)	189.4	112.2	44.8
Other segment expenses(3)	98.6	48.0	26.4
SG&A expenses	288.0	160.2	71.2	—	519.4

Business unit profit (loss)	$41.6	$52.6	$27.5	$—	$121.7

Corporate SG&A					$(44.4)
Gain on sale of EMEA staffing operations					1.6
Asset impairment charge					(5.5)
Gain on sale of assets					5.4
Depreciation and amortization(4)					(37.2)
Consolidated earnings from operations					41.6

Gain on forward contract					1.2
Other income (expense), net					(9.1)
Earnings before taxes					$33.7
(1) Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee-related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay and health insurance, and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing the Company's services to customers whereas SG&A costs are incurred regardless of whether or not the Company places temporary employees with its customers.
(2) Direct salaries refers to the compensation expenses for employees directly related to the Company’s operations and service delivery. These expenses include salaries, related payroll taxes, severance, various benefits and performance-based incentives and bonuses for these employees.
(3) For both third quarter and September year-to-date 2024, other segment expenses for each reportable segment included:
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

	Third Quarter		September Year-to-Date
	2025	2024	2025	2024
	(in millions)
Depreciation and amortization:
Enterprise Talent Management	$2.5	$4.4	$8.4	$13.4
Science, Engineering & Technology	8.0	8.0	23.2	17.6
Education	2.1	2.1	6.3	6.2
17. New Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU simplifies and modernizes guidance for internal-use software by clarifying capitalization thresholds, improving comparability and reducing judgment diversity across all software development methodologies. This ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU allows for a practical expedient to be used when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606. The new guidance will be effective for annual periods beginning after December 15, 2025, with early adoption permitted. This ASU applies to trade accounts receivable and may have an impact on the calculation of the allowance for uncollectible accounts receivable. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
In the third quarter, Kelly continued to capture growth in more resilient markets. The Education segment delivered revenue growth driven by continued demand in the K-12 staffing and pediatric therapy specialties. In SET, demand for engineering and telecom workforce solutions remained robust driven by investments in large capital projects such as data centers. Payroll process outsourcing continued to be a source of strength within the ETM segment’s talent solutions offerings and delivered revenue growth over the prior year.

Kelly’s results also reflect reduced volumes in parts of our portfolio driven by lower demand among certain large customers and a more measured approach to hiring among employers in some sectors, primarily in response to the dynamic macroeconomic environment. Results in ETM continued to be impacted by demand reductions among three large customers, which Kelly disclosed in the second quarter. Staffing volumes in ETM and SET associated with the U.S. federal government, which were materially reduced beginning in the first quarter of 2025 as a result of government efficiency actions, continued to trend lower in the third quarter. Throughout the third quarter, Kelly maintained its commitment to aligning resources with demand and took a disciplined approach to expense management to address these dynamics.

As Kelly navigated a dynamic environment in the third quarter, the Company remained focused on positioning itself for the future. Kelly continued to refine its go-to-market strategy with large enterprise customers and within SET, enhancing service delivery to improve the customer experience. The Company also made further progress toward modernizing its front- and back-office systems within SET, leveraging MRP’s leading technology stack to consolidate disparate platforms, reduce complexity, and drive efficiency.

Kelly’s ability to capture growth in more resilient markets in the third quarter reflects the Company’s diversified portfolio of specialty businesses, each with industry leading positions and differentiated offerings. As the demand environment continues to evolve, the Company will remain agile in pursuit of profitable growth and committed to long-term value creation.

Financial Measures

Reported percentage changes were computed based on actual amounts in thousands of dollars.

EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA margin (EBITDA divided by revenue from services) are measures used for understanding our ability to generate cash flow and for judging overall operating performance. EBITDA measures are non-GAAP (U.S. Generally Accepted Accounting Principles) measures and are used to supplement measures in accordance with GAAP. Our non-GAAP measures may be calculated differently from those provided by other companies, limiting their usefulness for comparison purposes. Non-GAAP measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

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

Results of Operations
Total Company
(in millions)

	Third Quarter				September Year-to-Date
	2025	2024	% Change		2025	2024	% Change
Revenue from services	$935.0	$1,038.1	(9.9)%		$3,201.7	$3,140.7	1.9%
Gross profit	194.0	221.7	(12.5)		656.0	641.1	2.3
SG&A expenses excluding integration, realignment, and restructuring charges and depreciation and amortization	178.7	198.6	(10.0)		569.7	551.3	3.3
Integration, realignment and restructuring charges	3.1	5.9	(45.7)		19.8	12.5	58.9
Total SG&A expenses excluding depreciation and amortization	181.8	204.5	(11.1)		589.5	563.8	4.6
Depreciation and amortization	12.6	14.5	(12.9)		37.9	37.2	1.9
Total SG&A expenses	194.4	219.0	(11.2)		627.4	601.0	4.4
Goodwill impairment charge	102.0	—	NM		102.0	—	NM
(Gain) loss on sale of EMEA staffing operations	(0.3)	—	NM		(4.3)	(1.6)	(169.4)
(Gain) loss on sale of assets	—	0.1	NM		—	(5.4)	NM
Asset impairment charge	—	—	NM		—	5.5	NM
Earnings (loss) from operations	(102.1)	2.6	NM		(69.1)	41.6	NM
Gain on forward contract	—	—	—		—	1.2	NM
Other income (expense), net	(1.6)	(4.4)	64.0		(7.1)	(9.1)	22.9
Earnings (loss) before taxes	(103.7)	(1.8)	NM		(76.2)	33.7	NM
Income tax expense (benefit)	46.4	(2.6)	NM		49.1	2.5	NM
Net earnings (loss)	$(150.1)	$0.8	NM	%	$(125.3)	$31.2	NM	%
Gross profit rate	20.8%	21.4%	(0.6)	pts.	20.5%	20.4%	0.1	pts.

Third Quarter Results

Revenue from services in the third quarter decreased 9.9% year-over-year with decreases in the ETM and SET segments, partially offset by an increase in the Education segment. Compared to the third quarter of 2024, revenue from staffing services decreased 10.3% and revenue from outcome-based services decreased 13.1%. Revenue from talent solutions decreased 1.4% and permanent placement revenue decreased 13.2% from the prior year.

Gross profit decreased 12.5%, primarily driven by lower revenue volume. The gross profit rate decreased 60 basis points to 20.8%, primarily due to a 50 basis point decrease due to employee-related costs and a 10 basis point decrease related to business mix.

Total SG&A expenses decreased 11.2%, primarily due to expense management actions to reduce volume-related costs and reflects the benefits of the ongoing integration and realignment efforts. SG&A expenses in the third quarter of 2025 include $3.1 million of integration and realignment costs related to initiatives to integrate MRP and other prior acquisitions, consolidating operating segments, and further aligning processes and technology across the Company, $0.8 million of executive transition charges and $0.4 million of transaction costs related to the sale of our EMEA staffing operations. Included in SG&A expenses in the third quarter of 2024 were $6.1 million of integration and realignment costs related to initiatives to integrate MRP and aligning Company processes and $0.2 million of transformation and restructuring adjustments relating to 2023 initiatives and $3.1 million of transaction-related costs arising from the sale of our EMEA staffing operations and acquisition of MRP. Excluding integration and realignment, transaction, executive transition, restructuring and transformation charges, and depreciation and amortization, SG&A expenses decreased 9.2% from the prior year.

The loss from operations in the third quarter was primarily due to the goodwill impairment charges driven by reduced demand, integration of MRP and Softworld acquisitions and realignment of reporting units in the SET segment.

Income tax expense was $46.4 million for the third quarter of 2025 compared to an income tax benefit of $2.6 million for the third quarter of 2024, with the change primarily driven by the valuation allowance and goodwill impairment charges.

September Year-to-Date Results

Revenue from services in the first nine months of 2025 increased 1.9%, which was primarily driven by the acquisition of MRP in May 2024. Excluding the impact from the acquisitions, revenue from services decreased 4.2% year-over-year with decreases in the ETM and SET segments, partially offset by an increase in the Education segment. Compared to the first nine months of 2024 and excluding the impact from the acquisitions, revenue from staffing services decreased 4.3% and revenue from outcome-based services decreased 6.2% from the prior year. Revenue from talent solutions increased 1.8% and permanent placement revenue decreased 19.0% from the prior year, excluding the impact from the acquisition.

Gross profit increased 2.3%, largely driven by the acquisition of MRP. Excluding the impact from the acquisition, gross profit decreased 6.3%. The gross profit rate increased 10 basis points to 20.5%, primarily due to a 50 basis point increase due to the acquisition of MRP, partially offset by a 30 basis point decrease related to business mix and other and a 10 basis point decrease related to lower permanent placement fees. The gross profit rate decreased in the ETM and SET segments, excluding the MRP acquisition, and increased in the Education segment.

Total SG&A expenses increased 4.4%, primarily due to the acquisition of MRP. Excluding the impact of the acquisition, SG&A expenses decreased 3.9%. SG&A expenses in the first nine months of 2025 include $19.8 million of integration and realignment costs related to initiatives to integrate MRP and other prior acquisitions, consolidating operating segments, and further aligning processes and technology across the Company, $1.3 million of executive transition charges and $0.8 million of transaction costs, of which $0.5 million were related to the sale of our EMEA staffing operations. Included in SG&A expenses in the first nine months of 2024 were $12.5 million of integration costs related to initiatives to integrate MRP and aligning Company processes and transformation and restructuring charges relating to 2023 initiatives, and $10.3 million of transaction costs related to the sale of our EMEA staffing operations. Excluding the impact from the acquisition, as well as integration and realignment, transaction, executive transition, restructuring and transformation charges, and depreciation and amortization, SG&A expenses were down 2.9% from the prior year.

The loss from operations in the first nine months of 2025 was primarily due to the goodwill impairment charges driven by reduced demand, integration of MRP and Softworld acquisitions and realignment of reporting units in the SET segment.

The gain on sale of EMEA staffing operations relates to the January 2024 sale. In the first nine months of 2025, we recognized a gain of $4.3 million upon the settlement of working capital and other adjustments and previously recognized a gain of $1.6 million in the first nine months of 2024. The gain on sale of assets represents the sale of Ayers Group in the second quarter of 2024 for which we recognized a gain of $5.4 million in the first nine months of 2024.

Income tax expense was $49.1 million for the first nine months of 2025 compared to an income tax expense of $2.5 million for the first nine months of 2024, with the change primarily driven by the valuation allowance and goodwill impairment charges.

Operating Results By Segment
(in millions)

	Third Quarter			September Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Revenue from Services:
Enterprise Talent Management	$487.9	$561.6	(13.1)%	$1,542.1	$1,626.9	(5.2)%
Science, Engineering & Technology	304.9	335.0	(9.0)	944.6	832.3	13.5
Education	143.3	142.1	0.9	717.6	683.1	5.0
Less: Intersegment revenue	(1.1)	(0.6)		(2.6)	(1.6)
Consolidated Total	$935.0	$1,038.1	(9.9)%	$3,201.7	$3,140.7	1.9%

Third Quarter Results
The decrease in ETM revenue of 13.1% was primarily related to a decrease of 16.4% in staffing services resulting from lower hours volume primarily at certain large customers and a decrease of 17.2% from outcome-based services primarily due to the ramping down of a large contact-center customer that has fully ended as of the third quarter of 2025. Permanent placement fees decreased 19.5%, reflecting lower market demand.

The decrease in SET revenue from services of 9.0% was primarily driven by declines in hours volume in our staffing specialties largely from changes in demand related to U.S. federal government contractors. Revenue in our outcome-based services decreased 8.4% primarily due to lower project demand including from the U.S. Federal Government. Permanent placement fees decreased 13.3%, reflecting continued lower market demand.

The increase in Education revenue from services was driven primarily by the impact of ongoing improved fill rates.

September Year-to-Date Results

ETM revenue includes the impact from the acquisition of Sevenstep, the MRP talent solutions business. Revenue excluding the acquisition decreased 6.1%. Revenue from staffing services decreased 8.7%, resulting from lower hours volume primarily at certain large customers and revenue from outcome-based services decreased 7.2%, primarily due to the ramping down of a large contact-center customer that has fully ended as of the third quarter of 2025, which was offset by an increase of 1.8% in talent solutions, excluding the acquisition.

The increase in SET revenue from services was primarily driven by the acquisition of MRP staffing and outcome-based solutions businesses. Excluding the acquisition, revenue from services decreased 8.2%, primarily driven by declines in hours volume in our staffing specialties largely from changes in demand related to U.S. federal government contractors. Excluding the acquisition, revenue in our outcome-based services decreased 4.7%. Permanent placement fees decreased, reflecting continued lower market demand.

The increase in Education revenue from services was driven by the impact of higher fill rates and higher bill rates on stable demand for our services as compared to a year ago, partially offset by the impact of weather-related school closures early in the year.

Operating Results By Segment (continued)
(in millions)

	Third Quarter				September Year-to-Date
	2025	2024	Change		2025	2024	Change
Gross Profit:
Enterprise Talent Management	$96.7	$114.4	(15.4)%		$308.7	$329.6	(6.3)%
Science, Engineering & Technology	77.2	87.6	(11.8)		241.9	212.8	13.7
Education	20.1	19.7	2.0		105.4	98.7	6.8
Consolidated Total	$194.0	$221.7	(12.5)%		$656.0	$641.1	2.3%

Gross Profit Rate:
Enterprise Talent Management	19.8%	20.4%	(0.6)	pts.	20.0%	20.3%	(0.3)	pts.
Science, Engineering & Technology	25.3	26.1	(0.8)		25.6	25.6	—
Education	14.1	13.9	0.2		14.7	14.5	0.2
Consolidated Total	20.8%	21.4%	(0.6)	pts.	20.5%	20.4%	0.1	pts.

Third Quarter Results

Gross profit for ETM decreased on lower revenue volume. Factors impacting the gross profit rate included the impact of higher employee-related costs, partially offset by changes in business mix, which reduced the gross profit rate by 60 basis points.

The SET gross profit decreased on lower revenue volume. Factors impacting the gross profit rate included the impact of changes in business mix and higher employee-related costs, which reduced the gross profit rate by 70 basis points and a 10 basis point decrease as a result of lower permanent placement fees.

Gross profit for the Education segment increased on higher revenue volume. Factors impacting the gross profit rate included the impact of lower employee-related costs, which increased the gross profit rate by 10 basis points and a 10 basis point increase as a result of higher permanent placement fees.

September Year-to-Date Results

Gross profit for the ETM segment decreased on lower revenue volume. Factors impacting the gross profit rate included the impact of changes in business mix and higher employee-related costs, which reduced the gross profit rate by 40 basis points, partially offset by a 10 basis point increase due to the addition of the Sevenstep business.

The SET gross profit increased primarily due to the acquisition of the MRP staffing and outcome-based solutions businesses. SET gross profit rate is flat compared to prior year and reflects the benefit of the MRP acquisition, which generates higher gross profit rates, offset by lower permanent placement fees and unfavorable changes in business mix.

Gross profit for the Education segment increased 20 basis points on higher revenue volume. The gross profit rate increased due primarily to lower employee-related costs.

Operating Results By Segment (continued)
(in millions)

	Third Quarter			September Year-to-Date
	2025	2024	% Change	2025	2024	% Change
SG&A Expenses (excluding depreciation and amortization):
Enterprise Talent Management	$87.6	$96.4	(9.2)%	$281.7	$288.0	(2.2)%
Science, Engineering & Technology	57.6	68.1	(15.3)	189.6	160.2	18.4
Education	24.5	23.0	6.3	76.9	71.2	8.1
Corporate expenses	12.1	17.0	(28.3)	41.3	44.4	(7.0)
Consolidated Total	$181.8	$204.5	(11.1)%	$589.5	$563.8	4.6%

Third Quarter Results

The decrease in ETM SG&A expenses excluding depreciation and amortization was primarily due to lower employee-related costs as a result of expense management actions in response to lower revenue volume compared to the prior year.

The decrease in SET SG&A expenses excluding depreciation and amortization was primarily due to lower employee-related costs as a result of expense management actions in response to lower revenue volume compared to the prior year.

The increase in Education SG&A expenses excluding depreciation and amortization primarily related to increased costs to support year-over-year revenue growth.

The decrease in Corporate expenses was primarily driven by lower employee-related costs, integration and realignment charges and transaction costs in the third quarter of 2025 as compared to prior year.

September Year-to-Date Results

The decrease in ETM SG&A expenses excluding depreciation and amortization was primarily due to lower employee-related costs as a result of expense management actions in response to lower revenue volume compared to the prior year, partially offset by the addition of the Sevenstep business and integration and realignment charges. Excluding the acquisition, expenses decreased 4.4% from the prior year.

The increase in SET SG&A expenses excluding depreciation and amortization was primarily due to the acquisition of MRP. Excluding the acquisition, expenses decreased 4.4% from the prior year.

The increase in Education SG&A expenses excluding depreciation and amortization primarily related to increased costs to support year-over-year revenue growth.

The decrease in Corporate expenses was primarily driven by lower employee-related costs and transaction costs, partially offset by an increase in integration and realignment charges in the first nine months of 2025 as compared to prior year.

Operating Results By Segment (continued)
(in millions)

	Third Quarter			September Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Business Unit Profit (Loss)
Enterprise Talent Management	$9.1	$18.0	(48.9)%	$27.0	$41.6	(34.8)%
Science, Engineering & Technology	(82.4)	19.5	NM	(49.7)	52.6	NM
Education	(4.4)	(3.3)	(32.7)	28.5	27.5	3.5
Business Unit Profit (Loss)	(77.7)	34.2	NM	5.8	121.7	(95.3)
Corporate	(12.1)	(17.0)	(28.3)	(41.3)	(44.4)	(7.0)
Asset impairment charge	—	—	NM	—	(5.5)	NM
Gain (loss) on sale of EMEA staffing operations	0.3	—	NM	4.3	1.6	(169.4)
Gain (loss) on sale of assets	—	(0.1)	NM	—	5.4	NM
Depreciation and amortization	(12.6)	(14.5)	(12.9)	(37.9)	(37.2)	1.9
Consolidated Total Earnings (loss) from Operations	$(102.1)	$2.6	NM %	$(69.1)	$41.6	NM %

Third Quarter Results

ETM reported profit decreased versus the prior year primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

SET reported profit (loss) decreased versus the prior year primarily due to the goodwill impairment charge. Excluding the goodwill impairment charge, SET reported profit was flat compared to the prior year.

Education reported profit decreased versus the prior year primarily driven by an increase in SG&A expenses, partially offset by higher revenue and gross profit.

Corporate expenses decreased over the prior year primarily driven by lower employee-related costs, integration and realignment charges and transaction costs in the third quarter of 2025.

September Year-to-Date Results

ETM reported profit decreased versus the prior year primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses. These results include the impact from the addition of the Sevenstep business.

SET reported profit (loss) decreased versus the prior year primarily due to the goodwill impairment charge. Excluding the impairment charge, SET profit was up 2.4% from the prior year. Excluding the MRP acquisition and goodwill impairment charge, the decrease in profit was due primarily to lower revenue and gross profit.

Education reported profit increased versus the prior year primarily driven by higher revenue and gross profit, partially offset by an increase in SG&A expenses.

Corporate expenses decreased over the prior year primarily driven by lower employee-related costs and transaction costs, partially offset by an increase in integration and realignment charges in 2025.

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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $35.4 million at the end of the third quarter of 2025 and $45.6 million at year-end 2024. As further described below, we generated $94.0 million of cash from operating activities, generated $21.9 million of cash from investing activities and used $131.4 million of cash for financing activities.

Operating Activities
In the first nine months of 2025, we generated $94.0 million of net cash from operating activities, as compared to generating $11.9 million in the first nine months of 2024, primarily due to decreased working capital requirements as compared to the same period of the prior year.

Trade accounts receivable totaled $1.2 billion at the end of the third quarter of 2025. Global DSO was 66 days at the end of the third quarter of 2025 and 59 days at year-end 2024.

Our working capital position (total current assets less total current liabilities) was $473.3 million at the end of the third quarter of 2025, a decrease of $65.7 million from year-end 2024. Excluding the decrease in cash, working capital decreased $56.8 million from year-end 2024, primarily driven by the use of cash to pay down long-term debt. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the third quarter of 2025 and 1.7 at year-end 2024.

Investing Activities
In the first nine months of 2025, we generated $21.9 million of cash from investing activities, as compared to using $355.5 million in the first nine months of 2024. Included in cash from investing activities in the first nine months of 2025 is $21.8 million of cash from the sale of EMEA staffing operations and $6.4 million of cash from the sale of the PersolKelly investment, partially offset by $6.8 million of cash used for capital expenditures. Included in the cash used for investing activities in the first nine months of 2024 is $427.4 million used for the acquisition of MRP, $9.1 million of cash used for capital expenditures and a $2.4 million payment for the settlement of forward contracts. These outflows were partially offset by $77.1 million of proceeds from the sale of EMEA staffing operations, net of cash disposed, and $4.3 million of proceeds from the sale of assets.

Financing Activities
We used $131.4 million of cash for financing activities in the first nine months of 2025, as compared to generating $217.3 million in the first nine months of 2024. The change in cash used for financing activities was primarily driven by net payments of $121.0 million on our credit facilities in 2025 compared to net proceeds of $228.2 million on our credit facilities in 2024. Dividends paid per common share were $0.075 in each of the first three quarters of 2025 and 2024.

Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 9.1% at the end of the third quarter of 2025 and 16.2% at year-end 2024.

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

We assess and monitor our liquidity and capital resources globally. We use the Cash Pool, intercompany loans, dividends, capital contributions, and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize our overall capital structure. As of the end of the third quarter of 2025, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. Following the sale of our EMEA staffing operations completed in the first quarter of 2024, discussed below, we continue to provide MSP, RPO and Functional Service Provider solutions in the EMEA region. Therefore, we expect much of our remaining international cash will be needed to fund working capital growth in our local operations.

As of third quarter-end 2025, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $89.0 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried no long-term borrowings on the floating or term benchmark lines of credit. The securitization facility carried $118.4 million of long-term borrowings and $42.6 million of standby letters of credit related to workers’ compensation. The credit facilities also include an accordion feature to increase our combined borrowing capacity by $250.0 million.

Together, the revolving credit and securitization facilities provide us with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the accordion feature which allows us to increase our borrowing capacity and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. As of third quarter-end 2025, we met the debt covenants related to our revolving credit facility and securitization facility.

As of third quarter-end of 2025, we had additional unsecured, uncommitted short-term local credit facilities totaling $3.1 million, under which we had no borrowings. Details of our debt facilities are contained in the Debt footnote in the notes to our consolidated financial statements.

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

Forward-Looking Statements
Certain statements contained in this report and in our investor conference call related to these results are “forward-looking” statements within the meaning of the applicable securities laws and regulations. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by us that may be provided by management, including oral statements or other written materials released to the public, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about our Company and economic and market factors in the countries in which we do business, among other things. These statements are not guarantees of future performance, and we have no specific intention to update them, except as required by law.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our exposure management and procedures in relation to our market risk, foreign currency risk, and interest rate risk and procedures during the third quarter of 2025 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 29, 2024, other than factors discussed below.
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
Interest Rates
We are exposed to interest rate risks through our use of our credit facilities and other local borrowings, when applicable. Following our acquisition of MRP, we have long-term borrowings on our credit facilities. On July 17, 2024, we entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of our interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the effective date through July 17, 2025 and January 17, 2026, respectively. The 12-month interest rate swap was settled early with the final payment made in June 2025. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on 2025 third-quarter earnings.
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
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Repurchases of Equity Securities
During the third quarter of 2025, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
June 30, 2025 through August 3, 2025	2,694	$12.08	—	$40.0

August 4, 2025 through August 31, 2025	5,816	14.03	—	$40.0

September 1, 2025 through September 28, 2025	393	13.78	—	$40.0

Total	8,903	$13.43	—
On November 26, 2024, our board of directors approved a share repurchase program for us to repurchase shares covering up to an aggregate of $50.0 million of our Class A common stock. The share repurchase authorization expires on December 2, 2026. We may also reacquire shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 8,903 shares were reacquired during the third quarter of 2025.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the third quarter of 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, effective May 14, 2024 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 14, 2024, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K/A filed with the Commission on April 17, 2019, which is incorporated herein by reference).

10.1	Offer Letter, dated July 31, 2025, between Kelly Services Inc, and Christopher Layden (Reference is made to Exhibit 10.1 to the Form 8-K/A filed with the Commission on August 7, 2025, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: November 6, 2025

/s/ Troy R. Anderson
Troy R. Anderson

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2025

/s/ Nicholas A. Zuhlke
Nicholas A. Zuhlke

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)